Form 10-Q
period 2000-06-30
VISTEON CORP
filed 2000-07-24
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000, or

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 1-15827

VISTEON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3519512 (I.R.S. Employer Identification Number)

5500 Auto Club Drive, Dearborn, Michigan (Address of principal executive offices)	48126 (Zip code)

Registrant’s telephone number, including area code: (800)-VISTEON

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           No   X

     Applicable Only to Corporate Issuers: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2000, the Registrant had outstanding 130,798,000 shares of Common Stock, par value $1.00 per share.

Exhibit index located on page number 20.

CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXHIBIT INDEX
Amended and Restated Certificate of Incorporation
Amended and Restated By-Laws
Indenture
Issuing and Paying Agency Agreement
Master Note
Letter Loan Agreement
Statement re Computation of Ratios
Letter re unaudited interim financial information
Financial Data Schedule
Financial Data Schedule

VISTEON CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended June 30, 2000 and 1999
(in millions, except per share amounts)

	Second Quarter		First Half

	2000	1999	2000	1999

	(unaudited)		(unaudited)
Sales

Ford and affiliates	$4,571	$4,614	$9,047	$8,969

Other customers	738	449	1,487	866

Total sales	5,309	5,063	10,534	9,835
Costs and expenses (Note 2)

Costs of sales	4,849	4,430	9,644	8,771

Selling, administrative and other expenses	192	172	369	305

Total costs and expenses	5,041	4,602	10,013	9,076

Operating income	268	461	521	759

Interest income	18	2	52	24

Interest expense	30	26	87	49

Net interest expense	(12)	(24)	(35)	(25)

Equity in net income of affiliated companies	10	12	17	28

Income before income taxes	266	449	503	762

Provision for income taxes	96	164	182	276

Income before minority interests	170	285	321	486

Minority interests in net income of subsidiaries	8	5	12	1

Net income	$162	$280	$309	$485

Average number of shares of Common Stock outstanding (Note 5)	130	130	130	130
Earnings per share (Note 5)

Basic and diluted	$1.25	$2.15	$2.38	$3.73

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	June 30,	December 31,
	2000	1999

	(unaudited)

Assets

Cash and cash equivalents	$965	$1,849

Accounts and notes receivable — Ford and affiliates	2,367	1,578

Accounts receivable — other customers	1,002	613

Total receivables	3,369	2,191

Inventories (Note 6)	781	751

Deferred income taxes	72	110

Prepaid expenses and other current assets	41	295

Total current assets	5,228	5,196

Equity in net assets of affiliated companies	216	205

Net property	5,796	5,789

Deferred income taxes	—	362

Other assets	455	897

Total assets	$11,695	$12,449

Liabilities and Stockholders’ Equity

Trade payables	$2,270	$3,150

Accrued liabilities	1,221	1,211

Income taxes payable	43	153

Debt payable within one year (Note 3)	906	961

Total current liabilities	4,440	5,475

Long-term debt (Note 3)	1,174	1,358

Other liabilities (Note 4)	2,438	3,964

Deferred income taxes	29	153

Total liabilities	8,081	10,950
Stockholders’ equity (Note 8)
Capital stock

Preferred Stock, par value $1.00, 50 million shares authorized, none outstanding	—	—

Common Stock, par value $1.00, 500 million shares authorized, 131 million shares issued and outstanding	131	—

Capital in excess of par value of stock	3,309	—

Prior owner’s net investment	—	1,566

Accumulated other comprehensive income	(125)	(67)

Other	(10)	—

Earnings retained for use in business	309	—

Total stockholders’ equity	3,614	1,499

Total liabilities and stockholders’ equity	$11,695	$12,449

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2000 and 1999
(in millions)

	First Half	First Half
	2000	1999

	(unaudited)

Cash and cash equivalents at January 1	$1,849	$542

Cash flows (used in)/provided by operating activities	(1,619)	1,234

Cash flows from investing activities

Capital expenditures	(284)	(384)

Acquisitions and investments in joint ventures, net	(3)	(508)

Other	(10)	(35)

Net cash used in investing activities	(297)	(927)

Cash flows from financing activities

Cash distributions from/(to) prior owner	85	(232)

Commercial paper issuances, net	410	—

Payments of short-term debt, net	(509)	(18)

Proceeds from issuance of short-term debt	1,200	—

Proceeds from issuance of other debt	14	1,054

Principal payments on other debt	(200)	(84)

Other	21	5

Net cash provided by financing activities	1,021	725

Effect of exchange rate changes on cash	11	(10)

Net (decrease)/increase in cash and cash equivalents	(884)	1,022

Cash and cash equivalents at June 30	$965	$1,564

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(unaudited)

      1.  Financial Statements — The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant’s prospectus dated June 13, 2000 as filed with the Securities and Exchange Commission on June 14, 2000. For purposes of Notes to Financial Statements, “Visteon” or the “Company” means Visteon Corporation and its majority owned subsidiaries unless the context requires otherwise.

      Visteon is the world’s second largest supplier of automotive systems, modules and components to global vehicle manufacturers. Ford Motor Company (“Ford”) established Visteon as a wholly-owned subsidiary in January 2000, and subsequently contributed or otherwise transferred to Visteon the assets and liabilities comprising Ford’s automotive components and systems business. Visteon became an independent company when Ford distributed all of the shares (130 million) of Visteon common stock to the holders of record on June 12, 2000 of Ford common and Class B stock (the “spin-off”).

      2.  Selected costs and expenses are summarized as follows (in millions):

	Second Quarter		First Half

	2000	1999	2000	1999

Depreciation	$155	$132	$299	$263

Amortization	21	19	43	37

      Visteon recorded a pre-tax charge of approximately $13 million ($8 million after-tax) in the second quarter of 2000 for Visteon-designated employees that are part of special voluntary retirement and separation programs announced previously by Visteon.

      3.  Debt — During the second quarter of 2000, Visteon established a commercial paper program under which, at June 30, 2000, about $410 million was outstanding with maturities ranging up to 35 days and a weighted average interest rate of 6.9%. In addition, Visteon entered into financing arrangements with third-party lenders to provide up to a total of $2.0 billion of contractually committed, unsecured revolving credit facilities. The revolving credit facilities are evenly split between 364-day and 5-year commitments, maturing in June 2001 and June 2005, respectively. Borrowings under the revolving credit facilities bear interest based on a variable interest rate option selected at the time of borrowing. No amounts were outstanding under the revolving credit facilities at June 30, 2000.

      In June 2000, Visteon borrowed $1.2 billion under a short-term, unsecured financing arrangement with a third-party lender. Obligations under this arrangement mature in December 2000. Interest is paid based on a variable interest rate option selected at the time of borrowing (approximately 7% at June 30, 2000). Based on management’s intent and capability to refinance this obligation through a long-term financing arrangement, $1.0 billion of this obligation has been classified as long-term debt on the accompanying June 30, 2000 balance sheet.

      4.  Pension and Other Postretirement Benefits  — Under the terms of Visteon’s separation from Ford, Ford has retained the pension, postretirement health care and postretirement retiree life insurance obligations for most Visteon-designated employees of Ford who retired prior to the spin-off. Ford also retained the related Voluntary Employees’ Beneficiary Association assets. The asset and liability transfers between Ford and Visteon postretirement benefit plans reduced Visteon’s net postretirement related liabilities by about $1.5 billion to about $2 billion at June 30, 2000. Demographic and actuarial assumptions were used in estimating liability transfers at separation.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      5.  Income Per Share of Common Stock — Basic income per share of Common Stock is calculated by dividing the income attributable to Common Stock by the average number of shares of Common Stock outstanding during the applicable period, adjusted for restricted stock. For purposes of the earnings per share calculations, 130 million shares of common stock are treated as outstanding for periods prior to our spin-off from Ford. The calculation of diluted income per share of Common Stock takes into account the effect of dilutive potential common stock, such as stock options and other stock-based awards.

      Income per share of Common Stock was as follows (in millions, except per share amounts):

	Second Quarter 2000		Second Quarter 1999

	Income	Shares	Income	Shares

Net income	$162	130	$280	130

Basic income per share	1.25		2.15

Basic income and shares	162	130	280	130

Net dilutive effect of options	—	—	—	—

Diluted income and shares	162	130	280	130

Diluted income per share	$1.25		$2.15

	First Half 2000		First Half 1999

	Income	Shares	Income	Shares

Net income	$309	130	$485	130

Basic income per share	2.38		3.73

Basic income and shares	309	130	485	130

Net dilutive effect of options	—	—	—	—

Diluted income and shares	309	130	485	130

Diluted income per share	$2.38		$3.73

      Visteon sponsors a stock-based incentive plan (“Long-Term Incentive Compensation Plan” or “LTIP”). Effective at the date of the spin-off, Visteon granted to employees about 800,000 shares of restricted stock and about 2 million stock options with an exercise price equal to the average of the highest and lowest prices at which Visteon common stock was traded on the New York Stock Exchange on that date. The restricted stock will vest on the fifth anniversary of the date of grant. Such stock is considered compensation for services to be provided by employees and the related expense will be recognized over the term of the services provided. Stock options will become exercisable 33% after one year from the date of grant, an additional 33% after two years and in full after three years, and expire after 10 years from the date of grant.

      6.  Inventories are summarized as follows (in millions):

	June 30,	December 31,
	2000	1999

Raw materials, work in process and supplies	$687	$653

Finished products	94	98

Total inventories	$781	$751

U.S. inventories	$486	$434

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      7.  Comprehensive Income — Other comprehensive income includes foreign currency translation adjustments. Total comprehensive income is summarized as follows (in millions):

	Second Quarter		First Half

	2000	1999	2000	1999

Net income	$162	$280	$309	$485

Other comprehensive income	(21)	(18)	(58)	(60)

Total comprehensive income	$141	$262	$251	$425

      8.  Stockholders’ Equity — Changes in stockholders’ equity for the first half of 2000 are summarized as follows (in millions):

			Capital in	Earnings		Accumulated	Prior
	Common Stock		Excess	Retained		Other	Owner’s
			of Par	for Use in		Comprehensive	Net
	Shares	Amount	Value	Business	Other	Income	Investment	Total

Balances at January 1, 2000						$(67)	$1,566	$1,499

Net transfers and settlements of balances with prior owner							1,864	1,864

Capitalization/ reclassification of prior owner’s net investment	130	$130	$3,300				(3,430)	—

Net income				$309				309

Issuance of restricted stock	1	1	9		$(10)			—

Foreign currency translation adjustments						(58)		(58)

Balances at June 30, 2000	131	$131	$3,309	$309	$(10)	$(125)	$—	$3,614

      Net transfers and settlements of balances are primarily related to Ford converting $1,120 million of debt owed to it by Visteon under an intracompany revolving loan arrangement into an equity investment in Visteon, Ford retaining about $573 million of prepaid health care amounts related to active employees, and asset and liability transfers between Ford and Visteon postretirement benefit plans, net of related deferred taxes.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      9.  Segment Information — Visteon’s reportable operating segments are Dynamics & Energy Conversion; Comfort, Communication & Safety; and Glass. Financial information for the reportable operating segments is summarized as follows (in millions):

	Dynamics &	Comfort,
	Energy	Communication		Total
	Conversion	& Safety	Glass	Visteon

Second Quarter
2000

Sales	$2,455	$2,650	$204	$5,309

Income/(loss) before taxes	66	234	(25)	266

Net income/(loss)	42	141	(15)	162

Average assets	5,222	5,912	609	11,743

1999

Sales	$2,456	$2,405	$202	$5,063

Income before taxes	169	294	10	449

Net income	106	182	8	280

Average assets	4,868	5,113	629	10,610

First Half
2000

Sales	$4,880	$5,253	$401	$10,534

Income/(loss) before taxes	145	418	(31)	503

Net income/(loss)	92	255	(19)	309

Average assets	5,308	6,087	677	12,072

1999

Sales	$4,825	$4,608	$402	$9,835

Income before taxes	294	476	17	762

Net income	185	303	13	485

Average assets	4,808	4,826	662	10,296

      Total income before taxes in the table above includes $9 million, $29 million, $24 million and $25 million of net interest expense not allocated to the reportable operating segments for the second quarter 2000, first half 2000, second quarter 1999 and first half 1999, respectively. Total net income in the table above includes $6 million, $19 million, $16 million and $16 million of expense related to net interest expense not allocated to the reportable operating segments for the second quarter 2000, first half 2000, second quarter 1999 and first half 1999, respectively.

      10.  Other — On July 13, 2000, the Board of Directors of Visteon declared a quarterly dividend of $0.06 per share on the Company’s common stock. The dividend is payable on September 1, 2000 to shareholders of record as of August 2, 2000.

      On June 2, 2000, Visteon and Ford signed a non-binding letter of intent with Pilkington plc, relating to Visteon’s Glass business. The parties have agreed to negotiate the terms of a joint venture, to be owned 80.1% by Pilkington and 19.9% by Visteon, which would acquire Visteon’s Glass business for cash consideration and assumption of certain liabilities and would assume operational management of that business.

      For the year ended December 31, 1999, the Glass segment represented about 6% of Visteon’s average assets, 4% of Visteon’s total sales and less than one half of one percent of Visteon’s net income. Visteon’s Carlite® aftermarket operations would be included in the business to be transferred

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

to the joint venture. In connection with the transaction, Ford would enter into a separate supply agreement with the joint venture, which would supersede Ford’s supply agreement with Visteon as it relates to the Glass segment. If a definitive agreement is reached, we expect to complete this transaction during 2000. If completed, and dependent upon the terms ultimately agreed to, this transaction would likely result in Visteon incurring a significant charge to earnings. The letter of intent is non-binding, however, there is no assurance that a definitive agreement will be reached, or that it will not differ materially from the description above.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Visteon Corporation

      We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and Subsidiaries as of June 30, 2000, and the related consolidated statement of income for the three-month and six-month periods ended June 30, 2000, and the condensed consolidated statement of cash flows for the six-month period ended June 30, 2000. These financial statements are the responsibility of the Company’s management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.

      We have previously audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 7, 2000, except as to Note 1 for which the date was June 1, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  PricewaterhouseCoopers LLP

July 17, 2000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions but rather are subject to various risks and uncertainties. Some of these risks and uncertainties are and will be identified as “Risk Factors” in our SEC filings. See the “Risk Factors” section of our prospectus dated June 13, 2000 as filed with the SEC on June 14, 2000. The risks and uncertainties so identified are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition and results of operations. For these reasons, we caution you not to place undue reliance on our forward-looking statements.

Overview

      Ford Motor Company established Visteon Corporation as a wholly-owned subsidiary in January 2000 and subsequently contributed or otherwise transferred to Visteon the assets and liabilities comprising Ford’s automotive components and systems business. On June 28, 2000 Ford completed its spin-off of Visteon by distributing shares of Visteon common stock on a pro rata basis to the holders of Ford common and Class B stock. Visteon is the world’s second largest supplier of automotive systems, modules and components to global vehicle manufacturers.

      Our worldwide sales were $5.3 billion in the second quarter of 2000, compared with $5.1 billion actual and $4.9 billion pro forma in the second quarter of 1999. The increase compared with 1999 reflects primarily sales gained from the consolidations of Halla Climate Control and Duck Yang (we increased our ownership interest from 35% to 70% in Halla Climate Control, and purchased 51% ownership interest in Duck Yang); the acquisitions of the automotive interiors division of Compagnie Plastic Omnium and Naldec; and higher sales volume for trucks, primarily in North America. Year-over-year price reductions, including a one-time price realignment of 5% that resulted from a joint Ford-Visteon competitive pricing study, are a partial offset.

      Worldwide net income was $162 million in the second quarter of 2000, compared with $280 million actual and $170 million pro forma in the second quarter of 1999. The reduction in net income compared with 1999 actual results was more than accounted for by the one-time price realignment, with Ford, of 5%. This year’s results also include a charge of $8 million for employees that are part of special voluntary retirement and separation programs in Europe, and the previously announced closure of the Dearborn Glass Plant.

      Worldwide sales totaled $10.5 billion in the first half of 2000, compared with $9.8 billion actual and $9.5 billion pro forma in the first half of 1999. The increase in sales reflects primarily higher volume, primarily in North America, the consolidations of Halla Climate Control and Duck Yang, and the acquisitions of the automotive interiors division of Compagnie Plastic Omnium and Naldec. The year-over-year price reductions, previously referred to, are a partial offset.

      Our worldwide net income was $309 million in the first half of 2000, compared with $485 million actual and $252 million pro forma in 1999. The decrease in net income compared with 1999 actual earnings was more than accounted for by the one-time price realignment with Ford, of 5 percent, referred to above. Continued strong sales volume and cost reductions were a partial offset to price reductions.

      Unaudited pro forma consolidated financial data for 1999 has been derived from the application of pro forma adjustments to our consolidated financial statements and give effect to our spin-off from Ford. The pro forma financial data has been prepared as if the spin-off from Ford had occurred

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

as of January 1, 1999. The pro forma consolidated financial data do not purport to be indicative of what our operations actually would have been had these events occurred as of that date. For further discussion of these adjustments, please refer to “Pro Forma Second Quarter and First Half 1999 Results” below.

Pro Forma Second Quarter and First Half 1999 Results

      Second Quarter and First Half 1999.  In connection with the preparation of the unaudited pro forma statement of income for the second quarter and first half of 1999, we made the following significant adjustments:

•	Our sales in the second quarter of 1999 would have decreased by $186 million, to $4.9 billion, and in the first half of 1999 would have decreased by $362 million, to $9.5 billion, had the one-time 5% price reduction effective as of January 1, 2000 been in effect for 1999. The one-time 5% reduction, which was based on a market pricing review conducted by Ford and us, is designed to make Visteon’s prices more competitive with third party competitors.

•	Our total costs and expenses in the second quarter of 1999 would have decreased by $21 million, and in the first half of 1999 would have decreased by about $33 million, as a result of added incremental corporate costs, insurance and risk management costs incurred as a result of operating Visteon as a stand-alone company and for a reduction to profit sharing expense. This profit-sharing adjustment reflects our agreement with Ford that Visteon’s liability, for profit sharing payments based on Ford’s profits made to Ford workers that are assigned to us, will be limited to $50 million per year through 2004.

•	Our net interest expense in the second quarter of 1999 would have increased by about $11 million, to $35 million, and in the first half of 1999 would have increased by about $45 million to $70 million as a result of reductions in Visteon’s pro forma cash balances and an increase in our average outstanding debt levels.

•	As a result of these and other adjustments, our net income in the second quarter of 1999 would have decreased from $280 million to $170 million and in the first half of 1999 would have decreased from $485 million to $252 million.

Results of Operations

Second Quarter 2000 Compared with Second Quarter 1999

      The following table shows the change in sales attributable to each of our segments for the period indicated, both in dollars and in percentage terms:

			Second Quarter 2000
	Quarter Ended		over/(under)
	June 30,		Second Quarter 1999

	2000	1999	Amount	Percent

	(in millions, except percentages)

Comfort, Communication & Safety	$2,650	$2,405	$245	10.2%

Dynamics & Energy Conversion	2,455	2,456	(1)	(* )

Glass	204	202	2	.1

Total sales	$5,309	$5,063	$246	4.9%

*	Less than 0.1%

      Sales in the second quarter of 2000 totaled $5.3 billion compared with $5.1 billion in the second quarter of 1999, an increase of $246 million or 4.9%. Sales for our Comfort, Communication & Safety

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

segment were $2.7 billion, compared with $2.4 billion in the second quarter of 1999, an increase of $245 million or 10.2%. Sales for our Dynamics & Energy Conversion segment were $2.5 billion, a decrease of $1 million from the second quarter of 1999. Glass sales were $204 million in the second quarter of 2000, compared with $202 million in the second quarter of 1999, an increase of $2 million. The increase in sales for our Comfort, Communication & Safety segment was more than accounted for by the consolidations of Halla Climate Control and Duck Yang (we increased our ownership interest from 35% to 70% in Halla Climate Control, and purchased 51% ownership interest in Duck Yang), and the acquisition of the automotive interiors division of Compagnie Plastic Omnium. Sales for our Comfort, Communications and Safety segment also increased as a result of higher sales volume to Ford and our other customers; price reductions granted to Ford and our other customers were a partial offset. Sales for our Dynamics and Energy Conversion segment reflect primarily higher sales volume to Ford and our other customers. Sales for our Dynamics and Energy Conversion segment also increased reflecting the acquisition of Naldec. These increases were offset by price reductions granted to Ford and our other customers. Total sales from consolidations and acquisitions increased second quarter sales by about $380 million. The increase in sales for our Glass segment reflects higher sales volume, and to a lesser extent customer product content changes, offset largely by price reductions granted to Ford and our other customers.

      The following table shows the change in net income (loss) for each of our segments, both in dollars and in percentage terms:

			Second Quarter 2000
	Quarter Ended		(under)
	June 30,		Second Quarter 1999

	2000	1999	Amount	Percent

	(in millions, except percentages)

Comfort, Communication & Safety	$141	$182	$(41)	(22.5)%

Dynamics & Energy Conversion	42	106	(64)	(60.4)

Glass	(15)	8	(23)	(287.5)

Total net income (including unallocated interest)	$162	$280	$(118)	(42.1)%

      Net income for our Comfort, Communication & Safety segment was $141 million in the second quarter of 2000, down $41 million from the second quarter of 1999. The reduction was primarily a result of price reductions, offset partially by higher sales volume and lower costs. Net income for our Dynamics & Energy Conversion segment was $42 million in the second quarter of 2000, a decrease of $64 million. This decrease reflected primarily price reductions and, to a lesser extent, premiums associated with continued higher operating volumes and employee separation costs for a voluntary retirement program in Europe, offset partially by lower costs. Net loss for Glass was $15 million compared with net income of $8 million in the second quarter of 1999, a decline of $23 million. The decrease reflected costs associated with the previously announced closure of the Dearborn Glass Plant and price reductions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

First Half 2000 Compared with First Half 1999

      The following table shows the change in sales attributable to each of our segments for the period indicated, both in dollars and in percentage terms:

			First Half 2000
			over/(under)
	First Half		First Half 1999

	2000	1999	Amount	Percent

	(in millions, except percentages)

Comfort, Communication & Safety	$5,253	$4,608	$645	14.0%

Dynamics & Energy Conversion	4,880	4,825	55	1.1

Glass	401	402	(1)	(.2)

Total sales	$10,534	$9,835	$699	7.1%

      Sales in the first half of 2000 totaled $10.5 billion compared with $9.8 billion in the first half of 1999, an increase of $699 million or 7.1%. Sales for our Comfort, Communication & Safety segment were $5.3 billion, compared with $4.6 billion in the first half of 1999, an increase of $645 million or 14.0%. Sales for our Dynamics & Energy Conversion segment were $4.9 billion, up $55 million or 1.1% from the first half of 1999. Glass sales were $401 million in the first half of 2000, compared with $402 million in the first half of 1999, a decrease of $1 million. Sales for our Comfort, Communication & Safety segment increased due to the consolidations of Halla Climate Control and Duck Yang and the acquisition of the automotive interiors division of Compagnie Plastic Omnium. Sales for our Comfort, Communication & Safety segment also increased as a result of higher sales volumes to Ford and our other customers. The increase in sales for our Dynamics and Energy Conversion segment reflects primarily higher sales volume to Ford and our other customers and the acquisition of Naldec. Total sales from consolidations and acquisitions increased first half sales by about $640 million. The increases for both segments were offset partially by price reductions granted to Ford and our other customers. The decrease in sales for our Glass segment reflects price reductions granted to Ford and our other customers, offset by higher sales volume, and to a lesser extent customer product content changes.

      The following table shows the change in net income (loss) for each of our segments, both in dollars and in percentage terms:

			First Half 2000
			(under)
	First Half		First Half 1999

	2000	1999	Amount	Percent

	(in millions, except percentages)

Comfort, Communication & Safety	$255	$303	$(48)	(15.8)%

Dynamics & Energy Conversion	92	185	(93)	(50.3)

Glass	(19)	13	(32)	(246.2)

Total net income (including unallocated interest)	$309	$485	$(176)	(36.3)%

      Net income for our Comfort, Communication & Safety segment was $255 million in the first half of 2000, down $48 million from the first half of 1999. The reduction was primarily a result of price reductions, offset partially by higher sales volume and lower costs. Net income for our Dynamics & Energy Conversion segment was $92 million in the first half of 2000, a decrease of $93 million. This decrease was primarily a result of price reductions and premiums associated with continued higher operating volumes; partially offset by higher sales volume, and lower costs. Net loss for Glass was $(19) million as compared with net income of $13 million in the first half of 1999, a decline of

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

$32 million. The decrease reflected costs associated with the previously announced closure of the Dearborn Glass Plant and price reductions.

Liquidity and Capital Resources

      Our historical balance sheet reflects cash and cash equivalents of $965 million and short-term and long-term debt of $2.1 billion at June 30, 2000 and cash and cash equivalents of $1.8 billion and short-term and long-term debt of $2.3 billion at December 31, 1999. All short-term and long-term debt at June 30, 2000 was owed to third parties. The short-term and long-term debt at December 31, 1999 consisted of $1.1 billion owed to Ford under an intracompany revolving loan agreement, about $800 million owed by Visteon subsidiaries to Ford subsidiaries, and the remainder was owed to third parties.

      Our debt exceeded our cash and cash equivalents by $1.1 billion at June 30, 2000 and by $470 million at December 31, 1999. Our ratio of total debt to total capital, which consists of total debt plus equity, was 37% at June 30, 2000 and 61% at December 31, 1999.

      During the second quarter of 2000, we entered into various financing arrangements totaling $5.2 billion in available credit. We entered into financing agreements with third-party lenders to provide up to a total of $2.0 billion of contractually committed, unsecured revolving credit facilities. These facilities are evenly split between 364-day and 5-year commitments, maturing in June, 2001 and June, 2005, respectively. As of June 30, 2000 we had no borrowings under these global credit facilities. In the second quarter we also entered into a short-term, unsecured credit agreement with a lender providing up to $1.2 billion for general corporate purposes. As of June 30, 2000, we had borrowed all $1.2 billion available under this facility. This short-term facility matures in December 2000 and is expected to be repaid in full with the proceeds from long-term financing and other available funds. We also have entered into a commercial paper program providing up to $2.0 billion of borrowing ability. As of June 30, 2000, the outstanding balance under our commercial paper program was $410 million with maturities ranging up to 35 days and a weighted average interest rate of 6.9%, we intend not to exceed $3.2 billion of borrowing under these facilities as we view the unsecured revolving credit facilities and the commercial paper program as substitutes for one another.

      We expect cash flow from operations and borrowings to satisfy future working capital, capital expenditures, research and development, pension funding, dividend and debt service requirements for at least the next year.

Cash Flows

Operating Activities

      Cash flows used in operating activities during the first six months of 2000 totaled about $1.6 billion, compared with cash flows provided by operating activities of about $1.2 billion for the same period in 1999. The decrease in 2000 was caused primarily by changes in receivables, payables and other working capital items resulting primarily from effects associated with our spin-off from Ford, including payments totaling about $570 million to Ford to prepay certain healthcare costs for active employees.

Investing Activities

      Cash used in investing activities was $297 million during the first six months of 2000 compared with $927 million for the same period in 1999. During the first half of 1999, we acquired the automotive interiors division of Compagnie Plastic Omnium, headquartered in France, for about

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

$479 million and increased our ownership in Halla Climate Control to 70% by purchasing an additional 35% interest for $84 million.

      Our capital expenditures were $284 million during the first six months of 2000, compared to $384 million for the same period in 1999. The decrease in capital spending in 2000 reflects timing of product programs, investment projects and equipment receipts. We currently expect about $930 million in capital expenditures in 2000.

Financing Activities

      Cash provided by financing activities totaled $1.0 billion in the first six months of 2000 compared with $725 million in the first six months of 1999. For the first half of 2000, cash provided by financing activities reflects proceeds from issuances of commercial paper and borrowings under a $1.2 billion short-term unsecured financing arrangement with a third-party lender, net of payments of debt primarily from Ford. For the first half of 1999, cash provided by financing activities reflects additional debt associated with acquisition activities. Our cash balance will be reduced by $100 million after June 30, 2000 for a scheduled payment to Ford as part of our separation arrangements.

      On July 13, 2000, the Visteon Board of Directors declared a quarterly dividend on Visteon common stock of $0.06 per share, payable on September 1, 2000 to holders of record on August 2, 2000.

Strategic Initiatives

      Through the course of the second quarter we initiated a number of actions that will further improve our business prospects. First was the announcement of a Letter of Intent outlining terms of a joint venture regarding our Glass business. On June 2, 2000, Visteon and Ford signed a non-binding letter of intent with Pilkington plc, relating to Visteon’s Glass business. The parties have agreed to negotiate the terms of a joint venture, to be owned 80.1% by Pilkington and 19.9% by Visteon, which would acquire Visteon’s Glass business for cash consideration and assumption of certain liabilities and would assume operational management of that business. We are targeting to complete the transaction by the end of 2000. Secondly, to strengthen our telematics business, we have agreed to establish a joint venture with Lernout and Hauspie to enable us to further strengthen our position as a leader in automotive voice technologies, we formed an affiliation with Samsung Electronics, Co., Ltd. to develop fully integrated high-quality telematics products, and we established a relationship with Sirius Satellite Radio to combine Visteon’s multimedia expertise with Sirius’ 100-channel audio entertainment service. A third action planned is an investment in a new A/C compressor plant in Eastern Europe to provide a fuel-efficient air conditioning system to meet the growing demand in Europe. A fourth action planned is the agreement to work with PSA Peugeot-Citroën to develop a next generation climate control system. This will allow us to develop a system aimed at improving passenger comfort and optimizing in-vehicle global thermal system management.

Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to a variety of market risks, including foreign currency exchange rates, interest rates and commodity prices, which could impact our financial results. The effect of changes in exchange rates, interest rates and commodity prices on our earnings generally have been small relative to other factors that also affect earnings, such as unit sales and operating margins.

      We use derivative financial instruments as part of an overall risk management program in order to reduce the potentially adverse impact from these financial risks. Derivative instruments are not used for speculative purposes, as per clearly defined risk management policies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Foreign Currency Risk

      Our net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Our ongoing solution is to reduce the exposure through operating actions. In the near-term, we use foreign exchange forward contracts to manage our exposure.

      Our primary foreign exchange exposure includes the euro, Brazilian Real, Mexican Peso and the Canadian Dollar. Because of the mix between our costs and revenues in various regions, we are generally exposed to weakening of the euro and to strengthening of the Brazilian Real, Mexican Peso and Canadian Dollar. For transactions in these currencies, we utilize a strategy of partial coverage. As of June 30, 2000, our coverage for projected transactions in these currencies for the remainder of 2000 ranged from 0% to about 70%. As of June 30, 2000, a 10% adverse change in exchange rates from prevailing rates for all of these currencies would result in an adverse impact on net income of about $25 million on an annual basis.

Interest Rate Risk

      At June 30, 2000 most of our borrowings were on a variable rate basis. As discussed in Note 3, of Notes to Financial Statements, we intend to refinance an obligation under a short-term, unsecured financing arrangement with a third party lender through a long-term financing arrangement. This long-term financing arrangement is likely to bear interest at a fixed rate, reducing Visteon’s exposure to changes in interest rates.

Commodity Risk

      We have entered into fixed price contracts with some of our key suppliers to protect us from changes in market prices for the non-ferrous metals used in the manufacturing of automotive components. As a result, we have no need presently to enter into financial derivatives to hedge these potential exposures. The risk to these exposures may be managed with the use of financial derivatives if in the future we enter into floating price contracts with our key suppliers.

New Accounting Standards

      Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. We have not adopted SFAS 133 based on the May 1999 announcement by the Financial Accounting Standards Board to delay by one year the implementation date of SFAS 133 until January 1, 2001. We have not yet determined the effect of adopting SFAS 133.

Other Financial Information

      PricewaterhouseCoopers LLP, our independent public accountants, performed a limited review of the financial data presented on pages 1 through 8 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the 1933 Act and the independent accountant’s liability under Section 11 does not extend to it. The financial data includes any material adjustments or disclosures proposed by PricewaterhouseCoopers LLP as a result of their review.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      We are involved in routine litigation incidental to the conduct of our business. We do not believe that any litigation to which we are currently a party will have a material adverse effect on our financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      On June 28, 2000, Ford completed its spin-off of Visteon by distributing shares of Visteon common stock on a pro rata basis to the holders of Ford common and Class B stock. This offering was effected pursuant to a Registration Statement on Form S-1 of the Registrant (Registration No. 333-38388), declared effective by the SEC on June 7, 2000. The offering commenced on the effective date of the Registration Statement and terminated with the distribution of all of the securities that had been registered, consisting of 130 million shares of the Registrant’s common stock. Since this was not an offering for cash, there were no proceeds from the spin-off. The total expenses incurred by the Registrant relative to issuance and distribution of its common stock from the effective date of the Registration Statement through June 30, 2000 are estimated at $750,000. Of this amount, no amount consisted of direct or indirect payments to directors or officers of Visteon or their associates, to Ford, or to other affiliates of Visteon, and $750,000 consisted of direct or indirect payments to others.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

      On June 28, 2000, Ford, as the owner and holder of all issued and outstanding capital stock of Visteon, and acting by written consent, (a) approved the Amended and Restated Certificate of Incorporation of Visteon, (b) elected as directors of Visteon the following persons:

Peter J. Pestillo

William H. Gray, II
Robert H. Jenkins
Robert M. Teeter

to serve until the next annual meeting of stockholders and until their successors are elected and qualified, and (c) specified that such written consent was in lieu of the annual meeting of stockholders of Visteon for the year 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation
3.2	Amended and Restated By-laws
4.1	Indenture dated as of June 23, 2000 with Bank One Trust Company, N.A., as Trustee
4.2	Form of Visteon Common Stock Certificate(1)
10.1	Master Transfer Agreement(2)
10.2	Purchase and Supply Agreement(2)
10.3	Letter Relating to Price Reductions(2)
10.4	Master Separation Agreement(3)
10.5	Aftermarket Relationship Agreement(1)
10.6	Hourly Employee Assignment Agreement(1)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K — (Continued)

Exhibit
Number	Exhibit Name

10.7	Employee Transition Agreement(1)
10.8	Tax Sharing Agreement(2)
10.9	Long-Term Incentive Plan(2)
10.10	Form of Change in Control Agreement(2)
10.11	Issuing and Paying Agency Agreement
10.12	Master Note
10.13	Letter Loan Agreement
12.1	Statement re Computation of Ratios
15	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated July 21, 2000, relating to Financial Information
27.1	Financial Data Schedule for the Six Months ended June 30, 1999
27.2	Financial Data Schedule for the Six Months ended June 30, 2000

(1)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form 10, filed May 19, 2000 (File No. 001-15827).

(2)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Registration Statement on Form S-1, filed June 2, 2000 (File No. 333-38388).

(3)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form S-1, filed June 6, 2000 (Registration No. 333-38388).

      (b)  Reports on Form 8-K

      Visteon filed no Current Reports on Form 8-K during its quarter ended June 30, 2000.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ PHILIP G. PFEFFERLE

Philip G. Pfefferle
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Date:  July 24, 2000

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation
3.2	Amended and Restated By-laws
4.1	Indenture dated as of June 23, 2000 with Bank One Trust Company, N.A., as Trustee
4.2	Form of Visteon Common Stock Certificate (1)
10.1	Master Transfer Agreement (2)
10.2	Purchase and Supply Agreement (2)
10.3	Letter Relating to Price Reductions (2)
10.4	Master Separation Agreement (3)
10.5	Aftermarket Relationship Agreement (1)
10.6	Hourly Employee Assignment Agreement (1)
10.7	Employee Transition Agreement (1)
10.8	Tax Sharing Agreement (2)
10.9	Long-Term Incentive Plan (2)
10.10	Form of Change in Control Agreement (2)
10.11	Issuing and Paying Agency Agreement
10.12	Master Note
10.13	Letter Loan Agreement
12.1	Statement re Computation of Ratios
15.1	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated July 21, 2000, relating to Financial Information
27.1	Financial Data Schedule for the Six Months ended June 30, 1999
27.2	Financial Data Schedule for the Six Months ended June 30, 2000

(1)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form 10, filed May 19, 2000 (File No. 001-15827).

(2)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Registration Statement on Form S-1, filed June 2, 2000 (File No. 333-38388).

(3)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form S-1, filed June 6, 2000 (Registration No. 333-38388).