Form 10-Q
period 2000-09-30
VISTEON CORP
filed 2000-11-08
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 or

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

Yes   X     No

     Applicable Only to Corporate Issuers: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2000, the Registrant had outstanding 130,932,725 shares of Common Stock, par value $1.00 per share.

Exhibit index located on page number 19.

CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXHIBIT INDEX
Statement Re: Computation of Ratios
Letter of PricewaterhouseCoopers LLP
Financial Data Schedule - 9/30/99
Financial Data Schedule - 9/30/00

VISTEON CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended September 30, 2000 and 1999
(in millions, except per share amounts)

	Third Quarter		First Nine Months

	2000	1999	2000	1999

	(unaudited)		(unaudited)
Sales

Ford and affiliates	$3,675	$3,840	$12,722	$12,809

Other customers	729	760	2,216	1,626

Total sales	4,404	4,600	14,938	14,435
Costs and expenses (Note 2)

Costs of sales	4,128	4,146	13,772	12,917

Selling, administrative and other expenses	183	174	552	479

Total costs and expenses	4,311	4,320	14,324	13,396

Operating income	93	280	614	1,039

Interest income	21	26	73	50

Interest expense	40	50	127	99

Net interest expense	(19)	(24)	(54)	(49)

Equity in net income of affiliated companies	8	4	25	32

Income before income taxes	82	260	585	1,022

Provision for income taxes	27	96	209	372

Income before minority interests	55	164	376	650

Minority interests in net income of subsidiaries	7	9	19	10

Net income	$48	$155	$357	$640

Average number of shares of Common Stock outstanding (Note 5)	131	130	130	130
Earnings and dividends per share (Note 5)

Basic and diluted	$0.37	$1.19	$2.75	$4.92

Cash dividends	$0.06	$—	$0.06	$—

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	September 30,	December 31,
	2000	1999

	(unaudited)

Assets

Cash and cash equivalents	$1,190	$1,849

Marketable securities	126	—

Total cash and marketable securities	1,316	1,849

Accounts and notes receivable — Ford and affiliates	1,661	1,578

Accounts receivable — other customers	801	613

Total receivables	2,462	2,191

Inventories (Note 6)	838	751

Deferred income taxes	34	110

Prepaid expenses and other current assets	164	295

Total current assets	4,814	5,196

Equity in net assets of affiliated companies	212	205

Net property	5,638	5,789

Deferred income taxes	39	362

Other assets	524	897

Total assets	$11,227	$12,449

Liabilities and Stockholders’ Equity

Trade payables	$1,879	$3,150

Accrued liabilities	1,304	1,211

Income taxes payable	43	153

Debt payable within one year (Note 3)	642	961

Total current liabilities	3,868	5,475

Long-term debt (Note 3)	1,364	1,358

Other liabilities (Note 4)	2,407	3,964

Deferred income taxes	19	153

Total liabilities	7,658	10,950
Stockholders’ equity (Notes 7, 8 and 10)
Capital stock

Preferred Stock, par value $1.00, 50 million shares authorized, none outstanding	—	—

Common Stock, par value $1.00, 500 million shares authorized, 131 million shares issued and outstanding	131	—

Capital in excess of par value of stock	3,311	—

Prior owner’s net investment	—	1,566

Accumulated other comprehensive income	(210)	(67)

Other	(12)	—

Earnings retained for use in business	349	—

Total stockholders’ equity	3,569	1,499

Total liabilities and stockholders’ equity	$11,227	$12,449

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2000 and 1999
(in millions)

	First Nine	First Nine
	Months 2000	Months 1999

	(unaudited)

Cash and cash equivalents at January 1	$1,849	$542

Cash flows (used in)/provided by operating activities	(922)	1,782
Cash flows from investing activities

Capital expenditures	(503)	(503)

Acquisitions and investments in joint ventures, net	(30)	(534)

Purchases of securities	(126)	—

Other	(14)	(28)

Net cash used in investing activities	(673)	(1,065)
Cash flows from financing activities

Cash distributions from/(to) prior owner	85	(291)

Commercial paper issuances, net	302	—

Payments of short-term debt	(1,775)	(17)

Proceeds from issuance of short-term debt	1,374	—

Proceeds from issuance of other debt	1,212	1,297

Principal payments on other debt	(185)	(261)

Dividends paid	(8)	—

Other	(86)	3

Net cash provided by financing activities	919	731

Effect of exchange rate changes on cash	17	(8)

Net (decrease)/increase in cash and cash equivalents	(659)	1,440

Cash and cash equivalents at September 30	$1,190	$1,982

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

      Visteon is the world’s second largest supplier of automotive systems, modules and components to global vehicle manufacturers. Ford Motor Company (“Ford”) established Visteon as a wholly-owned subsidiary in January 2000, and subsequently contributed or otherwise transferred to Visteon the assets and liabilities comprising Ford’s automotive components and systems business. Visteon became an independent company when Ford distributed all shares of Visteon common stock then outstanding to the holders of record of Ford common and Class B stock on June 28, 2000 (the “spin-off”).

      2.  Selected costs and expenses are summarized as follows (in millions):

	Third Quarter		First Nine Months

	2000	1999	2000	1999

Depreciation	$147	$160	$446	$423

Amortization	24	26	67	63

      Visteon recorded a pre-tax charge of approximately $13 million ($8 million after-tax) and $5 million ($3 million after-tax) in the second and third quarters of 2000, respectively, for Visteon-designated employees that are part of special voluntary retirement and separation programs announced previously by Visteon.

      3.  Debt — On August 3, 2000, Visteon completed a public offering of unsecured term debt securities totaling $1.2 billion with maturities of five years and ten years. The offering included $500 million of securities maturing on August 1, 2005 bearing interest at a rate of 7.95% per annum and $700 million of securities maturing on August 1, 2010 bearing interest at a rate of 8.25% per annum. The proceeds of the offering were used to refinance $1.2 billion previously outstanding under an unsecured financing arrangement with a third-party lender.

      In the second quarter of 2000, Visteon established a commercial paper program under which, at September 30, 2000, $302 million was outstanding with a weighted average maturity of 23 days and a weighted average interest rate of about 6.8%. In addition, Visteon entered into financing arrangements in the second quarter with third-party lenders to provide up to $2 billion of contractually committed, unsecured revolving credit facilities. The revolving credit facilities are evenly split between 364-day and 5-year commitments, maturing in June 2001 and June 2005, respectively. Borrowings under the revolving credit facilities bear interest based on a variable interest rate option selected at the time of borrowing. As of September 30, 2000, there were no amounts outstanding under the revolving credit facilities.

      4.  Pension and Other Postretirement Benefits — Under the terms of Visteon’s separation from Ford, Ford has retained the pension, postretirement health care and postretirement retiree life insurance obligations for most Visteon-designated employees of Ford who retired prior to the spin-off. Ford also retained the related Voluntary Employees’ Beneficiary Association assets. The asset and liability transfers between Ford and Visteon pension and other postretirement benefit plans reduced Visteon’s net pension and other postretirement related liabilities by about $1.5 billion. Demographic and actuarial assumptions were used in estimating liability transfers at separation.

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

      Income per share of common stock was as follows (in millions, except per share amounts):

	Third Quarter 2000		Third Quarter 1999

	Income	Shares	Income	Shares

Net income	$48	130	$155	130

Basic income per share	$0.37		$1.19

Basic income and shares	$48	130	$155	130

Net dilutive effect of options	—	—	—	—

Diluted income and shares	$48	130	$155	130

Diluted income per share	$0.37		$1.19

	First Nine Months		First Nine Months
	2000		1999

	Income	Shares	Income	Shares

Net income	$357	130	$640	130

Basic income per share	$2.75		$4.92

Basic income and shares	$357	130	$640	130

Net dilutive effect of options	—	—	—	—

Diluted income and shares	$357	130	$640	130

Diluted income per share	$2.75		$4.92

      Visteon sponsors a stock-based incentive plan (“Long-Term Incentive Plan” or “LTIP”). Effective at the date of the spin-off and subject to stockholder approval, Visteon granted to employees about 800,000 shares of restricted stock and about 2 million stock options with an exercise price equal to the average of the highest and lowest prices at which Visteon common stock was traded on the New York Stock Exchange on that date. Net issuances of restricted stock during the third quarter of 2000 were about 133,000 shares. Restricted stock awards will vest on the fifth anniversary of the date of grant. Stock options will become exercisable 33% after one year from the date of grant, an additional 33% after two years and in full after three years, and expire after 10 years from the date of grant.

      6.  Inventories are summarized as follows (in millions):

	September 30,	December 31,
	2000	1999

Raw materials, work in process and supplies	$731	$653

Finished products	107	98

Total inventories	$838	$751

U.S. inventories	$513	$434

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      7.  Comprehensive Income — Other comprehensive income includes foreign currency translation adjustments. Total comprehensive income is summarized as follows (in millions):

			First Nine
	Third Quarter		Months

	2000	1999	2000	1999

Net income	$48	$155	$357	$640

Other comprehensive income/(loss)	(85)	45	(143)	(15)

Total comprehensive income/(loss)	$(37)	$200	$214	$625

      8.  Stockholders’ Equity — Changes in stockholders’ equity for the first nine months of 2000 are summarized as follows (in millions):

			Capital	Earnings
	Common		in	Retained		Accumulated	Prior
	Stock		Excess	for Use		Other	Owner’s
			of Par	in		Comprehensive	Net
	Shares	Amount	Value	Business	Other	Income	Investment	Total

Balances at January 1, 2000						$(67)	$1,566	$1,499

Net transfers and settlements of balances with prior owner							1,864	1,864

Capitalization/ reclassification of prior owner’s net investment	130	$130	$3,300				(3,430)	0

Issuance of restricted stock	1	1	11		$(12)			0

Net income				$357				357

Dividends				(8)				(8)

Foreign currency translation adjustments						(143)		(143)

Balances at September 30, 2000	131	$131	$3,311	$349	$(12)	$(210)	$0	$3,569

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      9.  Segment Information — Visteon’s reportable operating segments are Dynamics & Energy Conversion; Comfort, Communication & Safety; and Glass. Financial information for the reportable operating segments is summarized as follows (in millions):

	Dynamics &	Comfort,
	Energy	Communication		Total
	Conversion	& Safety	Glass	Visteon

Third Quarter
2000

Sales	$2,032	$2,192	$180	$4,404

Income before taxes	7	90	2	82

Net income	5	52	2	48

Average assets	5,053	5,834	574	11,461

1999

Sales	$2,074	$2,344	$182	$4,600

Income/(loss) before taxes	97	181	(1)	260

Net income/(loss)	61	105	(1)	155

Average assets	5,357	5,520	703	11,580

First Nine Months
2000

Sales	$6,912	$7,445	$581	$14,938

Income/(loss) before taxes	208	441	(18)	585

Net income/(loss)	132	265	(10)	357

Average assets	5,182	5,987	668	11,837

1999

Sales	$6,899	$6,952	$584	$14,435

Income before taxes	391	657	16	1,022

Net income	246	408	12	640

Average assets	5,148	4,819	690	10,657

      Total income (loss) before taxes in the table above includes $17 million, $46 million, $17 million and $42 million of net interest expense not allocated to the reportable operating segments for the third quarter 2000, first nine months of 2000, third quarter 1999 and first nine months of 1999, respectively. Total net income (loss) in the table above includes $11 million, $30 million, $10 million and $26 million of net interest expense not allocated to the reportable operating segments for the third quarter 2000, first nine months of 2000, third quarter 1999 and first nine months of 1999, respectively.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      Segment financial information for the first nine months of 2000 reflects a revised allocation within the reportable operating segments of certain costs incurred during the first half of 2000. The following tables reflect the revised allocations within the reportable operating segments for the first and second quarters of 2000 (in millions):

	Dynamics &	Comfort,
	Energy	Communication		Total
	Conversion	& Safety	Glass	Visteon

First Quarter
2000

Sales	$2,425	$2,603	$197	$5,225

Income/(loss) before taxes	106	153	(2)	237

Net income/(loss)	67	94	(1)	147

Average assets	5,304	6,088	728	12,120

Second Quarter
2000

Sales	$2,455	$2,650	$204	$5,309

Income/(loss) before taxes	95	198	(18)	266

Net income/(loss)	60	119	(11)	162

Average assets	5,222	5,912	609	11,743

      Total income (loss) before taxes in the table above includes $20 million and $9 million of net interest expense not allocated to the reportable operating segments for the first quarter 2000 and second quarter 2000, respectively. Total net income (loss) in the table above includes $13 million and $6 million of net interest expense not allocated to the reportable operating segments for the first quarter 2000 and second quarter 2000, respectively.

      10.  Other — On October 16, 2000, the sale of Visteon’s 49% interest in the “Conix Group”, comprised of Conix Corporation, Conix Canada Inc., Conix Belgium N.V. and Conix U.K. Limited, to Decoma International, Inc. was completed. As a result of this action Decoma now owns 100% of the Conix Group, a manufacturer of fascia, moulding and finishing components. The purchase price for the Visteon interest was $140 million, which was satisfied by a cash payment of $50 million and $90 million of 9.5% subordinated Decoma debentures due in 2003, resulting in an after-tax gain of about $20 million.

      On October 11, 2000, the Board of Directors of Visteon declared a quarterly dividend of $0.06 per share on the Company’s common stock. The dividend is payable on December 1, 2000 to shareholders of record as of November 1, 2000.

      During June 2000, Visteon and Ford signed a non-binding letter of intent with Pilkington plc, in which the parties agreed to negotiate the terms of a joint venture which would acquire Visteon’s Glass business. On November 3, 2000, Visteon and Pilkington announced that they have ended their discussions regarding this transaction.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Visteon Corporation

      We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and Subsidiaries as of September 30, 2000, and the related consolidated statement of income for the three-month and nine-month periods ended September 30, 2000, and the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2000. These financial statements are the responsibility of the Company’s management.

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

      Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 7, 2000, except as to Note 1 for which the date was June 1, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  PricewaterhouseCoopers LLP

November 3, 2000

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

      In the third quarter of 2000 our worldwide sales were $4.4 billion, compared with $4.6 billion actual and $4.4 billion pro forma in the third quarter of 1999. The decrease compared with 1999 actual sales reflects primarily year-over-year price reductions, including a one-time price realignment of 5% that resulted from a joint Ford-Visteon competitive pricing study, the consolidation and elimination of a one quarter delay in the reporting of the financial results of Halla Climate Control in the third quarter of 1999, and currency fluctuations. Currency impacts reduced third quarter 2000 sales by about $35 million; over 80% of this decline was attributable to the euro. Increased sales from new business wins were offset partially by lower sales volume in the quarter.

      Worldwide net income was $48 million in the third quarter of 2000, compared with $155 million actual and $46 million pro forma in the third quarter of 1999. The reduction in net income compared with 1999 actual results was more than accounted for by price reductions, including a one-time price realignment of 5%, and currency fluctuations; year-over-year cost reductions were a partial offset.

      Worldwide sales totaled $14.9 billion in the first nine months of 2000, compared with $14.4 billion actual and $13.9 billion pro forma in the first nine months of 1999. The increase in sales reflects primarily higher volume in North America, the assumption of majority ownership in Halla Climate Control and Duck Yang, and acquisitions of the automotive interiors division of Compagnie Plastic Omnium and Naldec. Year-over-year price reductions are a partial offset.

      Our worldwide net income was $357 million in the first nine months of 2000, compared with $640 million actual and $298 million pro forma in 1999. The decrease in net income compared with 1999 actual earnings was more than accounted for by price reductions. Continued cost reductions, strong sales volume, primarily in North America, and new business were a partial offset to price reductions.

      Unaudited pro forma consolidated financial data for 1999 has been derived from the application of pro forma adjustments to our consolidated financial statements and give effect to our spin-off from Ford. The pro forma financial data has been prepared as if the spin-off from Ford had occurred as of January 1, 1999. The pro forma consolidated financial data do not purport to be indicative of what our operations actually would have been had these events occurred as of that date. For further

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

discussion of these adjustments, see “Pro Forma Third Quarter and First Nine Months 1999 Results” below.

Pro Forma Third Quarter and First Nine Months 1999 Results

      Third Quarter and First Nine Months 1999. In connection with the preparation of the unaudited pro forma statement of income for the third quarter and first nine months of 1999, we made the following significant adjustments:

•	Our sales in the third quarter of 1999 would have decreased by $155 million, to $4.4 billion, and in the first nine months of 1999 would have decreased by $516 million, to $13.9 billion, had the one-time 5% price realignment effective January 1, 2000 been in effect for 1999. The one-time 5% realignment, which was based on a market pricing review conducted by Ford and us, is designed to make Visteon’s prices more competitive with third party competitors.

•	Our total costs and expenses in the third quarter of 1999 would have increased by $7 million, and in the first nine months of 1999 would have decreased by about $26 million, as a result of added incremental corporate costs, insurance and risk management costs incurred as a result of operating Visteon as a stand-alone company and for a reduction to profit sharing expense. This profit-sharing adjustment reflects our agreement with Ford that Visteon’s liability, for profit sharing payments based on Ford’s profits made to Ford workers that are assigned to us, will be limited to $50 million per year through 2004.

•	Our net interest expense in the third quarter of 1999 would have increased by $12 million, to $36 million, and in the first nine months of 1999 would have increased by $57 million to $106 million as a result of reductions in Visteon’s pro forma cash balances and an increase in our average outstanding debt levels.

•	As a result of these and other adjustments, our net income in the third quarter of 1999 would have decreased from $155 million to $46 million and in the first nine months of 1999 would have decreased from $640 million to $298 million.

Results of Operations

Third Quarter 2000 Compared with Third Quarter 1999

      The following table shows the change in actual results in sales attributable to each of our segments for the period indicated, both in dollars and in percentage terms:

			Third Quarter 2000
	Quarter Ended		(under)
	September 30		Third Quarter 1999

	2000	1999	Amount	Percent

	(in millions, except percentages)

Comfort, Communication & Safety	$2,192	$2,344	$(152)	(6.5)%

Dynamics & Energy Conversion	2,032	2,074	(42)	(2.0)

Glass	180	182	(2)	(1.1)

Total sales	$4,404	$4,600	$(196)	(4.3)%

      Sales in the third quarter of 2000 totaled $4.4 billion compared with $4.6 billion in the third quarter of 1999, a decrease of $196 million or 4.3%. Sales for our Comfort, Communication & Safety segment were $2.2 billion, compared with $2.3 billion in the third quarter of 1999, a decrease of $152 million or 6.5%. Sales for our Dynamics & Energy Conversion segment were $2 billion, a decrease of $42 million from the third quarter of 1999. Glass sales were $180 million in the third quarter of 2000,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

compared with $182 million in the third quarter of 1999, a decline of $2 million. The decrease in sales for our Comfort, Communication & Safety segment reflects primarily price reductions granted to Ford and our other customers, the consolidation and elimination of a one quarter delay in the reporting of the financial results of Halla Climate Control in the third quarter of 1999, currency impacts, and lower sales volume. Sales from new business wins were a partial offset. The sales decline for our Dynamics and Energy Conversion segment reflects primarily price reductions and lower sales volume offset partially by increased sales from new business wins. The decrease in sales for our Glass segment reflects primarily price reductions granted to Ford and our other customers, offset largely by higher outside sales volume.

      The following table shows the change from actual results in net income (loss) for each of our segments, both in dollars and in percentage terms:

			Third Quarter 2000
	Quarter Ended		over/(under)
	September 30		Third Quarter 1999

	2000	1999	Amount	Percent

	(in millions, except percentages)

Comfort, Communication & Safety	$52	$105	$(53)	(50.5)%

Dynamics & Energy Conversion	5	61	(56)	(91.8)

Glass	2	(1)	3	n/a

Total net income (including unallocated interest)	$48	$155	$(107)	(69.0)%

      Net income for our Comfort, Communication & Safety segment was $52 million in the third quarter of 2000, down $53 million from the third quarter of 1999. The reduction was primarily a result of price reductions offset partially by lower costs. Net income for our Dynamics & Energy Conversion segment was $5 million in the third quarter of 2000, a decrease of $56 million. This decrease primarily reflected price reductions and reduced volume, primarily in Europe, offset partially by lower costs. Net income for Glass was $2 million in the third quarter of 2000, an increase of $3 million compared with third quarter 1999.

First Nine Months 2000 Compared with First Nine Months 1999

      The following table shows the change in actual results in sales attributable to each of our segments for the period indicated, both in dollars and in percentage terms:

			First Nine
			Months 2000
			over/(under)
			First Nine
	First Nine Months		Months 1999

	2000	1999	Amount	Percent

	(in millions, except percentages)

Comfort, Communication & Safety	$7,445	$6,952	$493	7.1%

Dynamics & Energy Conversion	6,912	6,899	13	0.2

Glass	581	584	(3)	(0.5)

Total sales	$14,938	$14,435	$503	3.5%

      Sales in the first nine months of 2000 totaled $14.9 billion compared with $14.4 billion in the first nine months of 1999, an increase of $503 million or 3.5%. Sales for our Comfort, Communication & Safety segment were $7.4 billion, compared with $7 billion in the first nine months of 1999, an increase of $493 million or 7.1%. Sales for our Dynamics & Energy Conversion segment were $6.9 billion, up $13 million or 0.2% from the first nine months of 1999. Glass sales were $581 million in the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

first nine months of 2000, compared with $584 million in the first nine months of 1999, a decrease of $3 million. Sales for our Comfort, Communication & Safety segment increased as a result of higher sales volumes to Ford and our other customers. Sales for our Comfort, Communication & Safety segment also increased because of the consolidations of Halla Climate Control and Duck Yang and the acquisition of the automotive interiors division of Compagnie Plastic Omnium. The increase in sales for our Dynamics and Energy Conversion segment reflects primarily higher sales volume to Ford and our other customers and the acquisition of Naldec. Total sales from consolidations and acquisitions increased first nine month sales by about $610 million. The increases for both segments were offset partially by price reductions granted to Ford and our other customers. The decrease in sales for our Glass segment reflects price reductions granted to Ford and our other customers, offset by higher sales volume, and to a lesser extent customer product content changes.

      The following table shows the change in actual results in net income (loss) for each of our segments, both in dollars and in percentage terms:

			First Nine Months 2000
	First Nine		(under)
	Months		First Nine Months 1999

	2000	1999	Amount	Percent

	(in millions, except percentages)

Comfort, Communication & Safety	$265	$408	$(143)	(35.0)%

Dynamics & Energy Conversion	132	246	(114)	(46.3)

Glass	(10)	12	(22)	(183.3)

Total net income (including unallocated interest)	$357	$640	$(283)	(44.2)%

      Net income for our Comfort, Communication & Safety segment was $265 million in the first nine months of 2000, down $143 million from the first nine months of 1999. The reduction was primarily a result of price reductions, offset partially by the assumption of majority positions in Halla Climate Control and Duck Yang and the acquisition of the automotive interiors division of Compagnie Plastic Omnium, lower costs and higher sales volume. Net income for our Dynamics & Energy Conversion segment was $132 million in the first nine months of 2000, a decrease of $114 million. This decrease was primarily a result of price reductions and premiums associated with continued higher operating volumes; offset partially by lower costs and higher sales volume. Net loss for Glass was $10 million compared with net income of $12 million a year ago, a decline of $22 million. The decrease reflected price reductions, offset partially by lower costs.

Liquidity and Capital Resources

      Our balance sheet reflects cash and marketable securities of $1.3 billion and short- term and long-term debt of $2 billion at September 30, 2000 and cash and marketable securities of $1.8 billion and short- term and long- term debt of $2.3 billion at December 31, 1999. All short- term and long- term debt at September 30, 2000 was owed to third parties. The short- term and long- term debt at December 31, 1999 consisted of $1.1 billion owed to Ford under an intracompany revolving loan agreement, about $800 million owed by Visteon subsidiaries to Ford subsidiaries, and the remainder owed to third parties.

      Our debt exceeded our cash and marketable securities by $690 million at September 30, 2000 and by $470 million at December 31, 1999. Our ratio of total debt to total capital, which consists of total debt plus equity, was 36% at September 30, 2000 and 61% at December 31, 1999.

      During the second quarter of 2000, we entered into financing arrangements with third- party lenders to provide up to a total of $2 billion of contractually committed, unsecured revolving credit facilities. These facilities are evenly split between 364-day and 5-year commitments, maturing in

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

June, 2001 and June, 2005, respectively. As of September 30, 2000 we had no borrowings under these revolving credit facilities. We also entered into a commercial paper program providing up to $2 billion of borrowing ability. As of September 30, 2000, the outstanding balance under our commercial paper program was about $302 million. We intend not to exceed $2 billion of aggregate borrowing under these facilities as we view the unsecured revolving credit facilities and the commercial paper program as substitutes for one another.

      In addition, in the second quarter of 2000 we entered into an unsecured credit agreement with a third-party lender providing up to $1.2 billion for general corporate purposes. On August 3, 2000, we completed a public offering of unsecured term debt securities totaling $1.2 billion with maturities of five years and ten years. The proceeds of the offering were used to repay the amount previously outstanding under the unsecured financing arrangement.

      We expect cash flow from operations and borrowings to fund requirements for working capital, capital expenditures, research and development, pension funding, dividend and debt service, for at least the next year.

Cash Flows

Operating Activities

      Cash flows used in operating activities during the first nine months of 2000 totaled $922 million, compared with cash flows provided by operating activities of $1.8 billion for the same period in 1999. The decrease in 2000 was caused primarily by changes in receivables, payables and other working capital items resulting primarily from effects associated with our spin-off from Ford, including payments totaling about $570 million to Ford to prepay certain healthcare costs for active employees.

Investing Activities

      Cash used in investing activities was $673 million during the first nine months of 2000 compared with $1.1 billion for the same period in 1999. During the first nine months of 1999, we acquired the automotive interiors division of Compagnie Plastic Omnium, headquartered in France, for about $479 million and increased our ownership in Halla Climate Control to 70% by purchasing an additional 35% interest for $84 million.

      Our capital expenditures were approximately $500 million during the first nine months of 1999 and 2000. We presently expect capital expenditures in 2000 to be about $875 million.

Financing Activities

      Cash provided by financing activities totaled $919 million in the first nine months of 2000 compared with $731 million in the first nine months of 1999. For the first nine months of 2000, cash provided by financing activities reflects proceeds from issuances of commercial paper and proceeds from our offering of unsecured term debt securities. The proceeds from our term debt offering were used to repay the amount previously outstanding under an unsecured financing arrangement. In addition, we made a scheduled payment to Ford of $100 million during the third quarter of 2000, as part of our separation arrangements. For the first nine months of 1999, cash provided by financing activities primarily reflects additional debt associated with acquisition activities.

      On October 11, 2000, the Visteon Board of Directors declared a dividend of $0.06 per share on the company’s common stock, payable on December 1, 2000 to the shareholders of record as of November 1, 2000. The dividend declared by the Visteon Board of Directors on July 13, 2000 was paid on September 1, 2000.

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

      We use derivative financial instruments as part of an overall risk management program to reduce the potentially adverse impact from these financial risks. Derivative instruments are not used for speculative purposes, as per management policies.

Foreign Currency Risk

      Our net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Our ongoing solution is to reduce the exposure through operating actions. We use foreign exchange forward contracts to manage a portion of our exposure.

      Our primary foreign exchange exposure includes the euro, Mexican peso and the Canadian dollar. Because of the mix between our costs and revenues in various regions, we are generally exposed to weakening of the euro and to strengthening of the Mexican peso and Canadian dollar. For transactions in these currencies, we utilize a strategy of partial coverage. As of September 30, 2000, our coverage for projected transactions in these currencies for the remainder of 2000 ranged from 50% to about 70%. As of September 30, 2000, a 10% adverse change in exchange rates from prevailing rates for all of these currencies would result in an adverse impact on net income of about $20 million on an annual basis.

Interest Rate Risk

      At September 30, 2000 about two-thirds of our borrowings were on a fixed rate basis. The remainder of Visteon’s borrowings are on a variable rate basis and subject to changes in short-term interest rates.

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

New Accounting Standards

      Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. We will adopt SFAS 133 (as amended by SFAS 138) beginning January 1, 2001. We are in the process of completing our review to determine the impact of adopting the new standard on Visteon’s financial position and results of operations. Because the impact is dependent on future market rates and future derivative actions taken prior to year-end, it is not determinable at this time.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In May 2000, we entered into a joint venture agreement with Lernout & Hauspie Speech Products N.V. and its special-purpose subsidiary L&H Automotive, Inc. (together, “L&H”) in which the companies agreed to work together exclusively to develop and market automotive applications for speech technology. On October 6, L&H informed us, without justification or warning, that it was abandoning the joint venture and would not honor its obligations to us under the joint venture agreement. On October 13, we commenced an arbitration proceeding against L&H and at the same time filed a civil action in Suffolk County (Massachusetts) Superior Court against L&H and Lernout’s chief executive officer, John Duerden. In these proceedings, we seek to enforce our joint venture agreement with L&H, to enjoin L&H from independently developing and marketing automotive related voice technology and to obtain monetary damages. In connection with this action, the Superior Court recently issued a preliminary injunction against L&H and its officers, employees and all persons acting in concert with L&H, enjoining them from developing, marketing, licensing or selling automotive related voice technology except through, or for the benefit of, the joint venture until further court order.

      We are involved in other legal proceedings, which are ordinary, routine proceedings, incidental to the conduct of our business. We do not believe that any legal proceedings to which we are a party will have a material adverse effect on our financial condition or results of operations.

ITEM 5.  OTHER INFORMATION

      The 2001 annual meeting of stockholders of Visteon Corporation is scheduled to occur on May 9, 2001. We currently plan to mail to stockholders our proxy materials for that meeting on or about March 23, 2001. In view of this schedule, stockholder proposals must be submitted to us on or before November 23, 2000 to be considered for inclusion in our proxy statement and form of proxy for the 2001 annual meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

      Please refer to the Exhibit Index on Page 19.

      (b)  Reports on Form 8-K

      The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 2000:

      Current Report on Form 8-K dated July 14, 2000 included information relating to the declaration of a cash dividend.

      Current Report on Form 8-K dated July 18, 2000 included information relating to our second quarter 2000 earnings.

      Current Report on Form 8-K dated July 31, 2000 included information relating to the sale of $1.2 billion of debt securities pursuant to Registration Statement No. 333-40034.

      Current Report on Form 8-K dated August 30, 2000 included information relating to our estimated third quarter earnings.

      Current Report on Form 8-K dated September 7, 2000 included information relating to the appointment of Michael F. Johnston as President and Chief Operating Officer.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ PHILIP G. PFEFFERLE

Philip G. Pfefferle
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Date: November 3, 2000

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated By-laws (1)
4.1	Indenture dated as of June 23, 2000 with Bank One Trust Company, N.A., as Trustee (2)
4.2	Form of Visteon Common Stock Certificate (3)
10.1	Master Transfer Agreement (4)
10.2	Purchase and Supply Agreement (4)
10.3	Letter Relating to Price Reductions (4)
10.4	Master Separation Agreement (5)
10.5	Aftermarket Relationship Agreement (3)
10.6	Hourly Employee Assignment Agreement (3)
10.7	Employee Transition Agreement (3)
10.8	Tax Sharing Agreement (4)
10.9	Long-Term Incentive Plan (4)
10.10	Form of Change in Control Agreement (4)
10.11	Issuing and Paying Agency Agreement (1)
10.12	Master Note (1)
10.13	Letter Loan Agreement (1)
12.1	Statement re: Computation of Ratios
15	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated November 3, 2000, relating to Financial Information
27.1	Financial Data Schedule for the Nine Months ended September 30, 1999
27.2	Financial Data Schedule for the Nine Months ended September 30, 2000

(1)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed July 24, 2000 (File No. 001-15827).

(2)	Incorporated by reference to exhibit 4.1 filed with Visteon’s Current Report on Form 8-K, dated July 31, 2000, filed August 16, 2000 (File No. 001-15827).

(3)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form 10, filed May 19, 2000 (File No. 001-15827).

(4)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Registration Statement on Form S-1, filed June 2, 2000 (File No. 333-38388).

(5)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form S-1, filed June 6, 2000 (Registration No. 333-38388).