Form 10-K405
period 2000-12-31
VISTEON CORP
filed 2001-02-27
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000 or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to

Commission file number 1-15827

VISTEON CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	38-3519512 (I.R.S. employer identification no.)

5500 Auto Club Drive, Dearborn, Michigan (Address or principal executive offices)	48126 (Zip code)

Registrant’s telephone number, including area code: (800)-VISTEON

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, par value $1.00 per share	New York Stock Exchange
7.95% Notes due August 1, 2005	Luxembourg Stock Exchange
8.25% Notes due August 1, 2010	Luxembourg Stock Exchange

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    As of February 15, 2001, the registrant had outstanding 130,952,775 shares of Common Stock. The aggregate market value of such Common Stock held by non-affiliates of the registrant as of such date was $1,923,696,265, based on the closing price of the Common Stock on that date ($14.69 a share) as reported by the New York Stock Exchange.

Document Incorporated by Reference*

Document	Where Incorporated

Proxy Statement	Part III (Items 10, 11, 12 and 13)

*	As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

PART I

ITEM 1.  BUSINESS

Overview

      Visteon Corporation is a leading, global supplier of automotive systems, modules and components. We sell our products primarily to global vehicle manufacturers, and also sell to the worldwide aftermarket for replacement and vehicle appearance enhancement parts. We operate in three business segments: Comfort, Communication & Safety; Dynamics & Energy Conversion; and Glass.

      Our world headquarters is located in Dearborn, Michigan. We also maintain regional headquarters in Cologne, Germany (Europe/ Africa/ Middle East region), Tokyo, Japan (Asia-Pacific region), and Sao Paulo, Brazil (South America region). We maintain technical facilities/sales offices and plants in 25 countries throughout the world.

      Ford Motor Company established Visteon as a wholly-owned subsidiary in January 2000, and subsequently transferred to Visteon the assets and liabilities comprising Ford’s automotive components and systems business. Ford completed its spin-off of Visteon on June 28, 2000. Visteon is a Delaware corporation, incorporated on January 5, 2000.

Business Segments

      Business segment financial information can be found on pages 39-41 of this Annual Report on Form 10K (Note 15, “Segment Information”, of our Consolidated Financial Statements).

Comfort, Communication & Safety

      Through our Comfort, Communication & Safety segment, Visteon is a leading global supplier of automotive climate control, interior/ exterior and telematics/ multimedia systems, modules and components. Products within this segment include heating, ventilation and air conditioning components and systems; powertrain cooling components and systems; cockpit modules, seating and interior trim; exterior and interior lighting; bumpers; fascias; and in-vehicle entertainment, driver information, navigation, wireless communication, and safety and security electronics.

Dynamics & Energy Conversion

      Visteon is, through our Dynamics & Energy Conversion segment, a leading global supplier of automotive energy transformation and chassis systems, modules and components. Products within this segment include products for energy management, electrical conversion, fuel storage and delivery (such as electronic engine controls, alternators, starters and fuel tanks) and distributed power generation; and axle and driveline, steering and chassis products.

Glass

      Our Glass segment is composed of our vehicle glazing product group, which produces glass products for Ford and aftermarket customers, and our commercial glass product group, which produces float glass for commercial architecture. The Glass segment is divided into two product groups: vehicle glazing and commercial glass.

      In December 2000, Visteon recorded a pre-tax, non-cash impairment write-down of $220 million ($138 million after-tax) to reduce the net book value of the assets associated with the Glass segment to estimated fair value. The write-down reflects revised operating projections following the end of discussions regarding a joint venture involving the business, which reflected continuing pressures on costs and prices. Visteon remains committed to finding solutions for the Glass segment during the coming months.

Customers and Competitors

      Visteon sells its products primarily to global vehicle manufacturers. In addition, we sell products for use as aftermarket and service parts to automotive original equipment manufacturers and others for resale through their own independent distribution networks.

      Vehicle Manufacturers. Visteon does business with all of the world’s largest vehicle manufacturers. Ford is our largest customer. In 2000, our sales to Ford accounted for about 84% of our total sales. Our top five customers other than Ford accounted for 5.8% of our total 2000 sales. Mazda Motor Corporation, of which Ford owns a 33.4% equity interest, is one of our top five non-Ford customers, accounting for 0.7% of our 2000 sales. In 2000, 37% of the new business we were awarded for delivery in future years was non-Ford business.

      Most of our products are sold under purchase agreements that require us to provide price reductions each year. In turn, Visteon has an aggressive cost reduction program that focuses on reducing total costs. These cost reductions are expected to offset customer price reductions.

      Aftermarket. We sell products to the worldwide aftermarket as replacement parts or as customized products, such as body appearance packages and in-car entertainment systems, for current production and older vehicles.  In 2000, our aftermarket sales were $897 million, representing 4.6% of our total sales. We currently sell 54% of these products to the independent aftermarket and 46% to Ford’s Automotive Consumer Service Group, the principal aftermarket sales organization of Ford. In 2000, aftermarket sales of our glass products were $180 million, representing less than 1% of our total sales and about 20% of our total aftermarket sales.

      Competition. The principal competitors of our Comfort, Communication and Safety segment include Delphi Automotive Systems Corporation, Denso Corporation, Johnson Controls, Inc., Lear Corporation, Magna International, Inc., Valéo S.A., Mannesman VDO AG and Nippon Seiki Co., Ltd. The principal competitors of our Dynamics & Energy Conversion segment include American Axle & Manufacturing Holdings, Inc., Robert Bosch GmbH, Dana Corporation, Delphi Automotive Systems Corporation, Denso Corporation, Siemens AG and TRW, Inc. The principal competitors of our Glass segment include Asahi Glass Company Limited, AFG Industries, Inc., Pilkington Plc. and PPG Industries, Inc.

International

      Financial information about sales and net property by major geographic area can be found on page 41 of this Annual Report on Form 10-K (Note 15, “Segment Information”, of our Consolidated Financial Statements).

Seasonality

      Our business is moderately seasonal because our largest North American customers typically halt operations for about two weeks in July and about one week in December. In addition, third quarter automotive production traditionally is lower as new models enter production. Accordingly, our third and fourth quarter results may reflect these trends.

Product Research and Development

      Visteon’s research and development efforts are intended to maintain our leadership position in the industry and provide us with a competitive edge as we seek additional business with new and existing customers. Total research and development expenditures were $1.2 billion in 2000, $1.1 billion in 1999 and $1.0 billion in 1998.

Raw Materials

      Raw materials used by Visteon in our manufactured products primarily include steel, aluminum, resins, precious metals and urethane chemicals. All of the materials used are generally readily available from numerous sources except precious metals. Precious metals (for catalytic converter production) are purchased from Ford suppliers on a directed basis, and Ford assumes the risk of assuring supply. We do not anticipate significant interruption in the supply of raw materials that would have a material impact on our business.

Workforce

      Visteon’s workforce as of December 31, 2000, included approximately 82,000 persons, of whom approximately 18,000 were salaried and 64,000 were hourly. Of the hourly workforce, approximately 24,000 are Ford employees in the United States, who are covered under the Ford UAW Master Agreement. Under an agreement between Ford and Visteon, we have agreed to reimburse Ford for the cost of the Ford employees working in our facilities. This includes amounts (limited to $50 million per year in each of 2000-2004) for profit sharing, which may be based in whole or in part on Ford’s profits. The present Ford UAW agreement expires in September 2003.

      In Europe, all Ford employees (both hourly and salaried) working in Visteon facilities at the time of the spin-off from Ford became Visteon employees. Visteon has agreed that, during their employment and retirement, Visteon will provide these employees with wages, benefits and other terms of employment that closely reflect those required to be provided by Ford to its employees in the respective countries. Visteon’s national agreement with the British trade unions expires in November 2002, and its national agreement with the German trade unions expires in February 2002.

Intellectual Property

      Visteon owns significant intellectual property, including a large number of patents, copyrights and trade secrets, and is involved in numerous licensing arrangements. Although the company’s intellectual property plays an important role in maintaining its competitive position in a number of the markets it serves, no single patent, copyright, trade secret or license, or group of related patents, copyrights, trade secrets or licenses, is, in the opinion of management, of such value to Visteon that its business would be materially affected by the expiration or termination thereof. The company’s general policy is to apply for patents on an ongoing basis in the United States and appropriate other countries on its significant patentable developments.

      Visteon also views its name and mark as significant to its business as a whole. In addition, the company owns a number of other trade names and marks applicable to certain of its businesses and products that it views as important to such businesses and products.

Environmental Matters

      Visteon is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. Visteon is also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties it presently owns or operates and at third party disposal or treatment facilities to which these sites sent or arranged to send hazardous wastes. Further, in connection with our spin-off from Ford, Visteon and Ford have generally agreed that we are liable for all future claims relating to the sites that have been transferred to us and our operation of those sites, including off-site disposal. Visteon and Ford have also agreed on a division of liability for, and responsibility for management and remediation of, existing environmental claims.

      We are aware of contamination at some of our properties and have agreed to an allocation of liability at various third party superfund sites at which Ford has been named as a potentially responsible party. We are in various stages of investigation and cleanup at these sites. At December 31, 2000, Visteon had recorded a reserve of $11.1 million for this environmental investigation and cleanup.

ITEM 2.  PROPERTIES

      Our principal executive offices are located in Dearborn, Michigan. We occupy this facility, as well as a number of other facilities, under arrangements with Ford.

      We also maintain regional headquarters for our Europe/ Africa/ Middle East region in Cologne, Germany, for our Asia-Pacific region in Tokyo, Japan and for our South America region in Sao Paulo, Brazil. We maintain 54 technical facilities/ sales offices and 85 owned and leased plants in 25 countries throughout the world. The following table shows the total square footage of our principal owned and leased manufacturing facilities by region as of December 31, 2000:

		Total
	Number of	Manufacturing
	Manufacturing	Sites
Region	Sites	Square Footage

		(in millions)

North America	33	27.4

Europe	32	10.0

South America	3	0.9

Asia-Pacific	17	4.3

Total	85	42.6

      Our Comfort, Communication & Safety segment operates in 59 manufacturing facilities throughout the world, of which 42 are outside of North America and 12 are non-unionized. Our Dynamics & Energy Conversion segment operates in 21 manufacturing facilities throughout the world, of which 10 are outside of North America and 12 are non-unionized. Our Glass segment operates in five manufacturing facilities in North America and two are non-unionized.

      In some locations, we have combined a manufacturing facility, technical center and/or customer service center and sales office at a single multi-purpose site. The following table shows the number of various types of facilities by region as of December 31, 2000:

			Customer
	Manufacturing	Technical	Centers and
Region	Sites	Centers	Sales Offices

North America	33	14	11

Europe	32	8	13

South America	3	0	1

Asia-Pacific	17	1	6

Total	85	23	31

      We believe that our facilities are suitable and adequate, and have sufficient productive capacity, to meet our present and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

      We are involved in routine litigation incidental to the conduct of our business. We do not believe that any litigation to which we are currently a party would, if determined adversely to us, have a material adverse effect on our financial condition, results of operations or cash flows, although such an outcome is possible.

ITEM 3.  LEGAL PROCEEDINGS — (Continued)

      In connection with our spin-off from Ford, Ford has retained liability for all product liability, warranty or recall claims that involve parts made or sold by us for 1996 or earlier model year Ford vehicles. Visteon is responsible for these types of claims relating to 1997 or later model year Ford vehicles, subject to Ford’s global terms and conditions, with the understanding that we will be treated by Ford as any other third party supplier, and in accordance with Ford’s customary treatment of other suppliers. We have assumed liability for all product liability, warranty or recall claims relating to parts made by us and delivered to third parties other than Ford at any time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 4A.  EXECUTIVE OFFICERS OF VISTEON

      The following table shows information about the directors, director nominees and executive officers of our company. All ages are as of March 1, 2001:

Name	Age	Position

Peter J. Pestillo	62	Chairman of the Board and Chief Executive Officer

Michael F. Johnston	53	President and Chief Operating Officer

Robert J. Womac	57	Executive Vice President of Operations

Daniel R. Coulson	57	Executive Vice President and Chief Financial Officer

Stacy L. Fox	47	Senior Vice President, General Counsel and Secretary

Robert H. Marcin	55	Senior Vice President of Human Resources

Susan F. Skerker	56	Senior Vice President of Business Strategy and Corporate Relations

      Peter J. Pestillo has been the company’s Chairman of the Board and Chief Executive Officer since the company’s formation in January 2000. Before that, Mr. Pestillo had been the Vice Chairman and Chief of Staff of Ford, and previously Ford’s Executive Vice President, Corporate Relations. Mr. Pestillo had been, prior to the Visteon spin-off in June 2000, a Ford employee since 1980. Mr. Pestillo is also a director of Rouge Industries, Inc.

      Michael F. Johnston has been the company’s President and Chief Operating Officer since September 2000. Before that, Mr. Johnston had been President, e-business for Johnson Controls, Inc., and previously President-North America and Asia of Johnson Control’s Automotive Systems Group, and President of its automotive interior systems and battery operations. Mr. Johnston is also a director of Flowserve Corporation.

      Robert J. Womac has been the company’s Executive Vice President of Operations since the company’s formation in January 2000. Before that, he had been Executive Vice President of Ford’s parts operations, a Vice President of Ford and General Manager of the Automotive Components Division, and previously General Manager of Ford’s Electrical and Fuel Handling Division. Mr. Womac had been, prior to the Visteon spin-off in June 2000, a Ford employee since 1966.

ITEM 4A.  EXECUTIVE OFFICERS OF VISTEON — (Continued)

      Daniel R. Coulson has been Executive Vice President and Chief Financial Officer of the company since the company’s formation in January 2000. Before that, he was Ford’s Director of Accounting. Mr. Coulson had been, prior to the Visteon spin-off in June 2000, a Ford employee since 1965.

      Stacy L. Fox has been Senior Vice President and General Counsel and Secretary of the company since the Company’s formation in January 2000. Before that, she was Group Vice President and General Counsel of the Automotive Systems Group of Johnson Controls, Inc.

      Robert H. Marcin has been the company’s Senior Vice President of Human Resources since the company’s formation in January 2000. Before that, he was Executive Director — Labor Affairs for Ford and Ford’s Director, U.S. Union Affairs. Mr. Marcin had been, prior to the Visteon spin-off in June 2000, an employee of Ford or its subsidiaries since 1973.

      Susan F. Skerker has been the company’s Senior Vice President of Business Strategy and Corporate Relations since the company’s formation in January 2000. Before that, she was Senior Director, Global Public Policy for Ford. Ms. Skerker had been, prior to the Visteon spin-off in June 2000, a Ford employee since 1973.

PART II

ITEM 5. MARKET FOR VISTEON’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed on the New York Stock Exchange in the United States under the symbol “VC”. As of February 15, 2001, Visteon had 130,952,775 shares of its common stock $1.00 par value outstanding, which were owned by 138,661 stockholders of record. The table below shows the high and low sales prices for our Common Stock as reported by the New York Stock Exchange, and the dividends we paid per share of Common Stock for each quarterly period in 2000, since the Visteon spin-off in June 2000.

	2000

	Third	Fourth
	Quarter	Quarter

Common Stock price per share

High	$19.25	$17.94

Low	$12.00	$9.75

Dividends per share of Common Stock	$.06	$.06

ITEM 6. SELECTED FINANCIAL DATA

      The following selected consolidated financial data as of December 31, 2000 and for periods subsequent to our spin-off from Ford reflect our financial condition, results of operations and cash flows. Selected consolidated financial data for periods prior to our spin-off reflect the historical financial condition, results of operations and cash flows of the businesses that were considered part of the Visteon business of Ford during each respective period. The historical consolidated statement of income data set forth below do not reflect many significant changes that occurred in the operations and funding of our company as a result of our spin-off from Ford. The historical consolidated balance sheet data set forth below reflect the assets and liabilities that were transferred or expected to be transferred to our company in accordance with the master transfer agreement.

      The selected consolidated financial data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere in this report. The consolidated statement of income and cash flow data set forth for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, and the consolidated balance sheet data as of December 31, 2000, 1999, 1998 and 1997 have been derived from our audited financial statements. The consolidated balance sheet data as of December 31, 1996 has been derived from our unaudited balance sheet as of December 31, 1996 which, in our opinion, includes all adjustments necessary for a fair statement of financial condition as of this date.

      The following financial information may not reflect what our results of operations, financial condition and cash flows would have been had we operated as a separate, stand-alone entity during the periods presented or what our results of operations, financial condition and cash flows will be in the future.

ITEM 6. SELECTED FINANCIAL DATA — (Continued)

	Year Ended December 31,

	2000	1999	1998	1997	1996

	(in millions, except per share amounts and percentages)

Statement of Income Data:

Sales:

Ford and affiliates	$16,448	$17,105	$16,350	$16,003	$15,129

Other customers	3,019	2,261	1,412	1,217	1,368

Total sales	19,467	19,366	17,762	17,220	16,497

Costs and expenses:

Costs of sales	18,025	17,503	15,969	15,794	15,392

Selling, administrative and other expenses	781	674	659	575	485

Asset impairment charge	220	—	—	—	—

Total costs and expenses	19,026	18,177	16,628	16,369	15,877

Operating income	441	1,189	1,134	851	620

Interest income	109	79	38	17	16

Interest expense	167	143	82	82	79

Net interest expense	(58)	(64)	(44)	(65)	(63)

Equity in net income of affiliated companies	56	47	26	29	47

Income before income taxes	439	1,172	1,116	815	604

Provision for income taxes	143	422	416	305	223

Income before minority interests	296	750	700	510	381

Minority interests in net income (loss) of subsidiaries	26	15	(3)	(1)	(3)

Net income	$270	$735	$703	$511	$384

Basic and diluted earnings per share based on 130,000,000 shares outstanding	$2.08	$5.65	$5.41	$3.93	$2.95

Cash dividends declared	$0.12	—	—	—	—

Statement of Cash Flows Data:

Cash (used in) provided by operating activities	$(526)	$2,482	$1,376	$1,411	$1,178

Cash (used in) investing activities	(842)	(1,453)	(940)	(943)	(996)

Cash provided by (used in) financing activities	924	290	(234)	(251)	(189)

Other Financial Data:

Depreciation and amortization	$676	$651	$565	$590	$510

EBITDA	1,337	1,840	1,699	1,441	1,130

Capital spending	793	876	861	917	969

After tax return on:

Sales	1.5%	3.9%	3.9%	3.0%	2.3%

Average assets	2.5%	6.9%	7.8%	6.3%	4.9%

	At December 31,

	2000	1999	1998	1997	1996

	(in millions)

Balance Sheet Data:

Total assets	$11,325	$12,449	$9,373	$8,471	$7,967

Total debt	2,019	2,319	1,125	1,136	1,136

Total equity	3,505	1,499	1,655	1,204	977

      “EBITDA” is defined as income before provision for interest expense and interest income, income taxes, depreciation and amortization, asset impairment charges, equity in net income of affiliated companies and minority interests. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles, but is presented because we believe it is a widely accepted indicator of our ability to incur and service debt. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for dividends, reinvestment or other discretionary uses. In addition, EBITDA as presented may not be comparable to similarly titled measures reported by other companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

      This section summarizes significant factors affecting the company’s consolidated operating results, financial condition and liquidity for the three-year period ended December 31, 2000. This section should be read in conjunction with the company’s Consolidated Financial Statements and related notes appearing elsewhere in this report.

Overview

      Visteon Corporation (“Visteon”) is a leading, global supplier of automotive systems, modules and components. We sell our products primarily to global vehicle manufacturers, and also to the worldwide aftermarket for replacement and vehicle appearance enhancement parts. We operate in three business segments: Comfort, Communication & Safety; Dynamics & Energy Conversion; and Glass.

      Our world headquarters is located in Dearborn, Michigan. We also maintain regional headquarters in Cologne, Germany (Europe/ Africa/ Middle East region), Tokyo, Japan (Asia-Pacific region) and Sao Paulo, Brazil (South America region). We maintain technical facilities/sales offices and plants in 25 countries throughout the world.

      Ford Motor Company (“Ford”) established Visteon as a wholly-owned subsidiary in January 2000, and subsequently transferred to Visteon the assets and liabilities comprising Ford’s automotive components and systems business. Ford completed its spin-off of Visteon on June 28, 2000.

      Worldwide sales were $19.5 billion in 2000, compared with 1999 sales of $19.4 billion. Our worldwide net income was $270 million in 2000, compared with 1999 actual net income of $735 million. The decrease in net income compared with 1999 reflects price reductions and a non-cash impairment write-down in 2000 associated with our Glass segment, offset partially by cost reductions achieved in material and manufacturing costs. The 2000 price reductions included a one-time price realignment of 5% that resulted from a joint Ford-Visteon competitive pricing study intended to make Visteon’s prices competitive with third party competitors. The Glass impairment write-down of $138 million after taxes reflects an adjustment to the net book value of assets associated with the Glass segment based on revised estimates of the fair value of the Glass assets. We presently are evaluating alternatives for the Glass business and are committed to finding an acceptable business solution. Excluding the 2000 Glass impairment charge, 2000 net income would have been $408 million, an increase of $127 million compared with 1999 pro forma net income of $281 million. For further discussion of pro forma adjustments, please refer to “Results of Operations — Pro Forma 1999 Results” below.

      Our focus during 2000 was to solidly establish Visteon as an independent company. We believe we achieved this goal. We also achieved our 2000 milestones:

•	Earnings — Excluding the one-time Glass impairment charge, 2000 earnings were $408 million, up 45% compared with 1999 pro forma levels. Our milestone was to improve earnings by 35% before any major unusual factors.

•	New Business — Visteon exceeded its milestone of securing $2.5 billion in new business in 2000. The company won a record $2.6 billion in annual new business. Of the new business won, 37% was non-Ford and 31% was outside of North America.

•	Cost Reduction — We achieved cost savings totaling $590 million. This exceeded our milestone by $140 million.

•	Operating Cash Flow — Our operating cash flow adjusted for acquisitions, dividends, and independence actions totaled $225 million in 2000. This exceeded Visteon’s milestone, which was to achieve positive operating cash flow in 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	Quality — Visteon improved 2000 quality by 44%, exceeding our milestone of a 30% improvement.

Results of Operations

2000 Compared with 1999

      The following table shows the increase/(decrease) in full year 2000 sales for each of our segments:

			2000
	Year Ended		over/(under)
	December 31,		1999

	2000	1999	Amount

	(in millions)

Comfort, Communication & Safety	$9,782	$9,377	$405

Dynamics & Energy Conversion	8,939	9,216	(277)

Glass	746	773	(27)

Total sales	$19,467	$19,366	$101

      Sales in 2000 totaled $19.5 billion compared with $19.4 billion in 1999, an increase of $101 million or 0.5%. Sales for our Comfort, Communication & Safety segment were $9.8 billion, compared with $9.4 billion in 1999. Sales for our Dynamics & Energy Conversion segment were $8.9 billion, down $277 million or 3% from 1999. Glass sales were $746 million in 2000, compared with $773 million in 1999. The increase in sales for our Comfort, Communication & Safety segment reflected the full year impact of about $620 million associated with the consolidations of prior year acquisitions, including Halla Climate Control Corporation, Duck Yang Industry Co., Ltd., and the automotive interiors division of Compagnie Plastic Omnium. In addition, sales for our Comfort, Communication & Safety segment also increased due to increased Ford sales volume. These increases were offset partially by price reductions granted to Ford and other customers, and unfavorable currency fluctuations. The decrease in sales for the Dynamics & Energy Conversion and Glass segments reflected primarily price reductions granted to Ford and other customers, offset partially by increased Ford sales volumes. Price reductions granted to Ford in 2000 included a one-time 5% price reduction on production parts that Visteon was supplying to Ford, based on a market pricing review conducted by Ford and Visteon, and a 3.5% productivity price reduction on those same parts.

      The following table shows the change in net income/(loss) for each of our segments:

			2000
	Year Ended		(under)
	December 31,		1999

	2000	1999	Amount

	(in millions)

Comfort, Communication & Safety	$302	$422	$(120)

Dynamics & Energy Conversion	154	344	(190)

Glass	(156)	3	(159)

Total net income (including unallocated interest)	$270	$735	$(465)

      Net income in 2000 totaled $270 million compared with $735 million in 1999, a decrease of $465 million or 63.3%. The decline reflected primarily price reductions granted to Ford and other customers and a non-cash impairment write-down of our Glass segment of $138 million after taxes. Net income for the Comfort, Communication & Safety segment was $302 million in 2000,

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
down $120 million from 1999. The reduction reflected primarily price reductions and unfavorable currency fluctuations, offset partially by higher Ford sales volume and the full year impact of prior year’s acquisitions, and lower material and manufacturing cost. Net income for our Dynamics & Energy Conversion segment was $154 million in 2000, a decrease of $190 million compared with 1999. The decline reflected primarily price reductions, offset partially by material and manufacturing cost savings. The net loss for our Glass segment was $156 million compared with net income of $3 million a year ago. The decline reflected primarily the non-cash impairment write-down of $138 million after taxes and price reductions, offset partially by manufacturing cost reductions.

1999 Compared with 1998

      The following table shows the increase in sales for each of our segments:

			1999
	Year Ended		over
	December 31,		1998

	1999	1998	Amount

	(in millions)

Comfort, Communication & Safety	$9,377	$8,337	$1,040

Dynamics & Energy Conversion	9,216	8,673	543

Glass	773	752	21

Total sales	$19,366	$17,762	$1,604

      Sales in 1999 totaled $19.4 billion compared with $17.8 billion in 1998, an increase of $1.6 billion or 9%. Sales for our Comfort, Communication & Safety segment were $9.4 billion, compared with $8.3 billion in 1998, an increase of 12.5%. Sales for the Dynamics & Energy Conversion segment were $9.2 billion, up $543 million or 6.3% from 1998. Glass sales were $773 million in 1999, compared with $752 million in 1998, an increase of 2.8%. The increase in sales for each segment reflected primarily higher sales to Ford and other customers. In addition, sales for our Comfort, Communication & Safety segment increased by $415 million because of the consolidation of Halla Climate Control Corporation and by $260 million as a result of our June 1999 acquisition of the automotive interiors division of Compagnie Plastic Omnium. These increases were offset partially by price reductions granted to Ford and our other customers.

      The following table shows the change in net income/(loss) for each of our segments:

			1999
	Year Ended		over/(under)
	December 31,		1998

	1999	1998	Amount

	(in millions)

Comfort, Communication & Safety	$422	$452	$(30)

Dynamics & Energy Conversion	344	294	50

Glass	3	(15)	18

Total net income (including unallocated interest)	$735	$703	$32

      Net income for our Comfort, Communication & Safety segment was $422 million in 1999, down $30 million from 1998. The reduction reflected primarily price reductions and increased costs associated with engineering future products, offset largely by material and manufacturing cost reductions and to a lesser extent by higher sales volume. Net income for our Dynamics & Energy Conversion segment was $344 million in 1999, an increase of $50 million, reflecting lower costs and higher sales volume, offset partially by price reductions. Net income for our Glass segment was $3 million, an improvement of $18 million from 1998. The improvement was

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
accounted for primarily by lower costs and higher sales volume, offset partially by reduced prices.

Pro Forma 1999 Results

      We have prepared unaudited pro forma condensed consolidated financial statements, which appear in the “Unaudited Pro Forma Condensed Consolidated Financial Statements” section of our prospectus dated June 13, 2000, as filed with the SEC on June 14, 2000. The pro forma condensed consolidated statement of income for 1999 provides additional information on our operations as if the spin-off and our separation from Ford had occurred as of January 1, 1999. The pro forma condensed consolidated statement of income does not purport to be indicative of what our operations actually would have been had these events occurred as of that date.

      In connection with the preparation of the unaudited pro forma statement of income, we made the following significant adjustments:

•	Our sales in 1999 would have decreased by about $690 million, to $18.7 billion had the one-time 5% price reduction effective as of January 1, 2000 been in effect for 1999. The 5% reduction, which is based on a market pricing review conducted by Ford and us, was designed to make our prices competitive with third party competitors.

•	Our costs of sales in 1999 would have decreased by about $142 million, to about $17.4 billion, primarily as a result of a $146 million decrease in compensation for our hourly workforce. This adjustment reflects our agreement with Ford that our profit sharing payment liability, based on Ford’s profits and paid to Ford workers that are assigned to us, will be limited to $50 million per year in each of the years 2000-2004.

•	Our selling, administrative and other expenses in 1999 would have increased by about $102 million, to $776 million, principally as a result of management’s operating Visteon as a stand-alone company. These added costs are comprised of incremental corporate costs and, to a lesser extent, incremental insurance and risk management costs.

•	Our interest income in 1999 would have decreased by about $44 million, to $35 million, as a result of reductions in our pro forma cash balances. Because of an increase in our average outstanding debt levels, our interest expense would have increased by about $33 million, to $176 million.

•	As a result of these and other adjustments, our net income in 1999 would have decreased from $735 million to $281 million.

Recent Factors that May Affect Future Results

      Excluding the 2000 fourth quarter Glass impairment write-down, Visteon’s 2000 second half results were down from strong 2000 first half results (See Note 16 “Summary Quarterly Financial Data”, of our Consolidated Financial Statements, on page 41 of this report). We expect automotive industry conditions in 2001 to be consistent with conditions existing late in 2000. Lower automotive industry volume, the general slowing of the U.S. economy, continued price pressures on vehicle manufacturers and automotive suppliers, and possible customer program deferrals are contributing to an uncertain outlook. Although most underlying fundamentals remain strong, the impact of the vehicle manufacturer’s ability to rebalance inventories and the trend of retail sales are important unknowns that may impact 2001, particularly early in the year.

      In December 2000, we announced that we would be streamlining our organization to improve our customer focus, while maintaining our strong heritage as a manufacturing and engineering

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

organization. This organizational realignment is presently in process and is expected to be completed in early 2001.

Liquidity and Capital Resources

      Our balance sheet reflects cash and marketable securities of $1.5 billion and total debt of $2.0 billion at December 31, 2000, and cash and marketable securities of $1.8 billion and total debt of $2.3 billion at December 31, 1999. All debt at December 31, 2000, was owed to third parties. Total debt at December 31, 1999, consisted of $1.1 billion owed to Ford under an intra-company revolving loan agreement, about $800 million owed by Visteon subsidiaries to Ford subsidiaries, and the remainder owed to third parties.

      Total debt exceeded cash and marketable securities by $542 million at December 31, 2000, and by $470 million at December 31, 1999. Our ratio of total debt to total capital, which consists of total debt plus equity, was 37% at December 31, 2000, and 61% at December 31, 1999. The change in the ratio of total debt to total capital is primarily due to effects associated with our spin-off from Ford and lower debt levels.

      During 2000, we established a commercial paper program providing up to $2 billion of borrowing ability. We also entered into financing arrangements with third-party lenders to provide up to a total of $2 billion of contractually committed, unsecured revolving credit facilities. These facilities are evenly split between 364-day and 5-year commitments, maturing in June 2001 and June 2005, respectively. Any borrowings under the revolving credit facilities would bear interest based on a variable interest rate option selected at the time of borrowing. We intend to use the commercial paper program as our primary short-term financing source and do not intend to exceed $2 billion of aggregate borrowing under the commercial paper program and revolving credit facilities. As of December 31, 2000, the outstanding balance under our commercial paper program was $352 million, and we had no borrowings under our revolving credit facilities.

      On August 3, 2000, we completed a public offering of unsecured term debt securities totaling $1.2 billion with maturities of five years and ten years. The proceeds of the offering were used to repay an amount previously outstanding under an unsecured, third-party financing arrangement. We have about $800 million available under a shelf registration statement on file with the Securities and Exchange Commission through which we are able to issue a variety of debt instruments.

      Our intra-year cash fluctuations are impacted by the volume and timing of worldwide vehicle production. Examples of seasonal effects in the industry include the shut-down of operations for about two weeks in July, the subsequent ramp-up of new model production and the additional one-week shut-down in December by our primary North American customers. We believe that we have sufficient financial flexibility to fund these fluctuations and to access the capital markets on satisfactory terms and in adequate amounts, although there can be no assurance that this will be the case. We expect cash flow from operations and borrowings to fund requirements for working capital, capital expenditures, research and development, pension funding, dividend and debt service for at least the next year.

Cash Flows

Operating Activities

      Net cash flows used by operating activities totaled $526 million for the year ended December 31, 2000, compared with net cash flows provided by operating activities of $2.5 billion and $1.4 billion in 1999 and 1998, respectively. The decrease in 2000 was caused primarily by

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

changes in payables, receivables and other working capital items resulting primarily from effects associated with our spin-off from Ford.

Investing Activities

      Cash used in investing activities was $842 million, $1.5 billion and $940 million in 2000, 1999 and 1998, respectively. The primary use of cash for investing activities in each year was for capital expenditures. In addition, in 1999 Visteon acquired the automotive interiors division of Compagnie Plastic Omnium, headquartered in France, for about $479 million, and increased our ownership in Halla Climate Control Corporation to 70% by purchasing an additional 35% interest, for $84 million. In 1998, we made several acquisitions totaling $108 million, including PABA, Inc. (now Visteon Climate Control Systems), two manufacturing sites in Poland, and Zexel Innovation.

      Our capital expenditures were $793 million in 2000, $876 million in 1999 and $861 million in 1998, with about 46% in each year spent on Comfort, Communications & Safety and about 46% in each year spent on Dynamics & Energy Conversion, and the remaining expenditures attributed to the Glass Division. We plan to manage our capital spending in 2001 so that it is about equal to or below 2000 levels. Our capital expenditures are used primarily for machinery and equipment to support our customers’ new product programs. Our capital expenditure program promotes our growth-oriented business strategy by investing in core areas, where efficiencies and profitability can be enhanced, and by targeting funds for new innovative technologies, where long-term growth opportunities can be realized. Capital expenditures also will be used for expansion into new markets outside of the United States and the continued implementation of lean manufacturing strategies.

Financing Activities

      Cash provided by financing activities totaled $924 million and $290 million in 2000 and 1999, respectively, compared with cash used in financing activities of $234 million in 1998. Cash provided by financing activities in 2000 included primarily proceeds from issuance of commercial paper and the net increase of other third party debt. Proceeds from our offering of unsecured term debt securities were used to repay the amount previously outstanding under an unsecured, short-term financing arrangement. Cash provided by financing activities in 1999 included primarily additional debt associated with acquisition activities.

      On January 10, 2001, the Visteon Board of Directors declared a dividend of $0.06 per share on the company’s common stock, payable on March 1, 2001 to shareholders of record as of January 30, 2001. The dividend declared by the Visteon Board of Directors on October 11, 2000, was paid on December 1, 2000.

Pension and Postretirement Benefits

      Employees and retirees participate in various pension, health care and life insurance benefit plans sponsored by Visteon and Visteon subsidiaries. Benefit plan liabilities and related asset transfers between Visteon and Ford in connection with our separation from Ford are covered by various employee benefits agreements.

      Ford retained pension and postretirement health care and life insurance obligations for certain Visteon-designated employees of Ford who retired prior to the spin-off. In addition, Ford retained the pension obligation related to benefits earned through the spin-off date for certain active U.S. salaried Visteon employees that met specific age and years of service requirements. Visteon-assigned Ford-UAW hourly employees participate in the Ford-UAW Retirement Plan,

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

sponsored by Ford. By agreement, Visteon compensates Ford for the pension expense incurred by Ford for these employees. Also by agreement, Visteon is required to pre-fund postretirement health care and life insurance benefit obligations related to Visteon-assigned Ford-UAW hourly employees as well as certain salaried employees. For the hourly employees, the required pre-funding is over a 15 year period beginning in 2006, for salaried employees, over a 10 year period beginning in 2011. The annual pre-funding requirement during this period will be determined based upon amortization of the unfunded liability at the beginning of the period, plus annual expense. In December 2000, the company pre-funded a portion of this obligation by contributing $25 million to a Voluntary Employees’ Beneficiary Association (VEBA) trust.

New Accounting Standards and Changes

New Standards

      Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 (as amended by SFAS 138) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, and must be adopted beginning January 1, 2001. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. We have determined that the impact of adopting the new standard on Visteon’s financial condition and results of operations will not be material.

      Staff Accounting Bulletin No. 101 (“SAB No. 101”), “Revenue Recognition in Financial Statements,” was issued by the Securities and Exchange Commission in December 1999. SAB No. 101 provides guidance on applying generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements, and must be implemented by the fourth quarter of 2000. The implementation of SAB No. 101 did not have a significant impact on our financial condition or results of operations.

Accounting Changes

      Beginning in 1999, we changed from an accelerated method to the straight-line method for amortization of special tooling. This change was made to recognize that special tooling retains its value more uniformly over time.

      Beginning in 1999, we also modified our plant and equipment retirement policy to reflect gains and losses in income in the year of retirement. Previously, the cost of retired assets, net of salvage proceeds, was charged to accumulated depreciation. The change in accounting principle for plant and equipment retirement was made to better reflect the results of asset disposal/sale decisions.

      Adoption of these accounting changes did not have a material effect on our financial statements.

Cautionary Statement for Forward-Looking Information

      This section contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions but rather are subject to various risks and uncertainties. Some of these risks and uncertainties are and will be identified as “Risk Factors” in our SEC filings. See the “Risk Factors” section of our Report on Form 8-K as filed with the

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

SEC on February 27, 2001. The risks and uncertainties so identified are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition and results of operations. For these reasons, we caution you not to place undue reliance on our forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Visteon is exposed to market risks from changes in currency exchange rates, interest rates, and certain commodity prices. To manage these risks, we use a combination of fixed price contracts with suppliers, cost pass-through arrangements with customers, and financial derivatives. We maintain risk management controls to monitor the risks and the related hedging. Derivative positions are examined using analytical techniques such as market value and sensitivity analysis. Derivative instruments are not used for speculative purposes, as per clearly defined risk management policies.

Foreign Currency Risk

      Our net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends, and investments in subsidiaries. Our on-going solution is to reduce the exposure through operating actions. We use foreign exchange forward contracts to manage a portion of our exposure.

      As of December 31, 2000, our primary foreign exchange exposure includes the euro, the Mexican peso, and the Canadian dollar. Because of the mix between our costs and our revenues in various regions, we generally are exposed to weakening of the euro and to strengthening of the Mexican peso and Canadian dollar. For transactions in these currencies, we utilize a strategy of partial coverage. As of December 31, 2000, our coverage for projected transactions in these currencies was about 50% for 2001. As of December 31, 2000, a 10% adverse change in exchange rates from prevailing rates for all of these currencies would result in an adverse impact on net income of about $20 million on an annual basis. The impact of a comparable change in exchange rates on net income as of December 31, 1999, would not be materially different.

Interest Rate Risk

      As of December 31, 2000 about two-thirds of our borrowings were on a fixed rate basis. The remainder of Visteon’s borrowing is on a variable rate basis and is subject to changes in short-term interest rates. We believe our overall exposure to changes in interest rates is not material. Because our exposure to interest rate fluctuations is limited, we did not enter into any derivative instruments to manage interest rate risk during 2000.

Commodity Risk

      We have entered into long term agreements with some of our key suppliers of non-ferrous metals to protect Visteon from changes in market prices. In addition, some products Visteon manufactures and sells to Ford containing non-ferrous metals are price adjusted monthly based on metal content and market price. Precious metals (for catalytic converter production) are purchased through a Ford directed-source; Ford accepts all market price risk. As a result, we have no need presently to enter into financial derivatives to hedge these potential exposures. The risk to these exposures may be managed with the use of financial derivatives if, in the future, we enter into floating price contracts with our key suppliers.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

      Natural gas is a commodity Visteon uses in its manufacturing processing, related primarily to glass production, as well as for heating our facilities. Historical risk has been low for this commodity because of plentiful supply and a stable market over the last 5 years. It has been Visteon’s practice to purchase short term, fixed-priced contracts for approximately 50% of our usage. Based on recent natural gas price volatility in the United States, we are partially exposed to market price risk. As of December 31, 2000, a 10% adverse change in natural gas prices would result in an adverse impact on net income of about $6 million on an annual basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our Consolidated Financial Statements, the accompanying Notes and the Report of Independent Accountants that are filed as part of this Report are listed under Item 14, “Exhibits, Financial Statement Schedules, and Reports on Form 8-K”, and are set forth on pages 20 through 41 of this Report.

      Selected quarterly financial data for us and our consolidated subsidiaries for 2000 and 1999 are presented in Note 16 of our Notes to Financial Statements on page 41 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF VISTEON

      The information required by Item 10 regarding our directors is incorporated by reference from the information under the captions “Proposals — Election of Directors”, “Board of Directors — Directors Continuing in Office” and “Appendix B — Stockholdings” in our 2001 Proxy Statement. The information required by Item 10 regarding our executive officers appears as Item 4A under Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated by reference from the information under the following captions in our 2001 Proxy Statement: “Board of Directors — Director Compensation”, “Compensation Committee Report on Executive Compensation”, “Executive Compensation” and “Appendix C — Executive Compensation”.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is incorporated by reference from the information under the caption “Appendix B — Stockholdings” in our 2001 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated by reference from the information under the caption “Proposals — Election of Directors” in our 2001 Proxy Statement.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

			Page No.

(a)	1.	Consolidated Financial Statements

		Report of Independent Accountants	20

		Consolidated Statement of Income for the years ended December 31, 2000, 1999 and 1998	21

		Consolidated Balance Sheet at December 31, 2000 and 1999	22

		Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998	23

		Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2000, 1999 and 1998	24

		Notes to Financial Statements	25
	2.	Financial Statement Schedules
		None
	3.	Exhibits
		Refer to the “Exhibit Index” on page 42 of this report.
(b)		Reports on Form 8-K

      Visteon filed the following Current Reports on Form 8-K during the quarter ended December 31, 2000:

      Current Report on Form 8-K dated October 13, 2000, included information relating to Visteon’s Board of Directors declaring a cash dividend.

      Current Report on Form 8-K dated October 13, 2000, included information relating to an action filed by Visteon to enforce a joint venture with Lernout and Hauspie.

      Current Report on Form 8-K dated October 17, 2000, included information relating to Visteon’s completing sale of its 49% interest in the “Conix Group” to Decoma International, Inc.

      Current Report on Form 8-K dated October 19, 2000, included information relating to Visteon’s third quarter 2000 financial results.

      Current Report on Form 8-K dated November 3, 2000, included information relating to Visteon’s ended discussions with Pilkington plc that would have resulted in the sale of its Glass segment to Pilkington.

      Current Report on Form 8-K dated December 6, 2000, included information relating to Visteon’s expected fourth quarter 2000 earnings and an impairment charge related to its Glass segment.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ PETER J. PESTILLO*

Peter J. Pestillo

Date: February 27, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 27, 2001, by the following persons on behalf of Visteon Corporation and in the capacities indicated.

Signature	Title

/s/ PETER J. PESTILLO* Peter J. Pestillo	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ MICHAEL F. JOHNSTON* Michael F. Johnston	President and Chief Operating Officer
/s/ DANIEL R. COULSON* Daniel R. Coulson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ PHILIP G. PFEFFERLE* Philip G. Pfefferle	Vice President and Controller (Principal Accounting Officer)
/s/ WILLIAM H. GRAY, III* William H. Gray, III	Director
/s/ STEVEN K. HAMP* Steven K. Hamp	Director
/s/ ROBERT H. JENKINS* Robert H. Jenkins	Director
/s/ CHARLES L. SCHAFFER* Charles L. Schaffer	Director
/s/ ROBERT M. TEETER* Robert M. Teeter	Director
*By: /s/ STACY L. FOX Stacy L. Fox Attorney-in-Fact

REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and Stockholders

Visteon Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 18 present fairly, in all material respects, the financial position of Visteon Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan

January 17, 2001

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	For the Years Ended
	December 31,

	2000	1999	1998

	(in millions, except
	per share amounts)

Sales (Notes 2 and 11)

Ford and affiliates	$16,448	$17,105	$16,350

Other customers	3,019	2,261	1,412

Total sales	19,467	19,366	17,762

Costs and expenses (Notes 2, 11 and 13)

Costs of sales	18,025	17,503	15,969

Selling, administrative and other expenses	781	674	659

Asset impairment charge (Note 13)	220	—	—

Total costs and expenses	19,026	18,177	16,628

Operating income	441	1,189	1,134

Interest income	109	79	38

Interest expense	167	143	82

Net interest expense	(58)	(64)	(44)

Equity in net income of affiliated companies (Notes 2 and 13)	56	47	26

Income before income taxes	439	1,172	1,116

Provision for income taxes (Note 5)	143	422	416

Income before minority interests	296	750	700

Minority interests in net income/(loss) of subsidiaries	26	15	(3)

Net income	$270	$735	$703

Average number of shares of Common Stock outstanding (Note 2)	130	130	130

Earnings and dividends per share (Note 2)

Basic and diluted	$2.08	$5.65	$5.41

Cash dividends	$0.12	$—	$—

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,

	2000	1999

	(in millions)

Assets

Cash and cash equivalents	$1,412	$1,849

Marketable securities	65	—

Total cash and marketable securities	1,477	1,849

Accounts and notes receivable — Ford and affiliates	1,333	1,578

Accounts receivable — other customers	857	613

Total receivables	2,190	2,191

Inventories (Note 3)	948	751

Deferred income taxes	192	110

Prepaid expenses and other current assets	198	295

Total current assets	5,005	5,196

Equity in net assets of affiliated companies	142	205

Net property (Note 4)	5,497	5,789

Deferred income taxes	100	362

Other assets	581	897

Total assets	$11,325	$12,449

Liabilities and Stockholders’ Equity

Trade payables	$1,949	$3,150

Accrued liabilities (Note 6)	1,086	1,211

Income taxes payable	147	153

Debt payable within one year (Note 8)	622	961

Total current liabilities	3,804	5,475

Long-term debt (Note 8)	1,397	1,358

Other liabilities (Note 6)	2,601	3,964

Deferred income taxes	18	153

Total liabilities	7,820	10,950

Stockholders’ equity
Capital stock (Note 9)

Preferred Stock, par value $1.00, 50 million shares authorized, none outstanding	—	—

Common Stock, par value $1.00, 500 million shares authorized, 131 million shares issued and outstanding	131	—

Capital in excess of par value of stock	3,311	—

Prior owner’s net investment	—	1,566

Accumulated other comprehensive income	(179)	(67)

Other	(12)	—

Earnings retained for use in business	254	—

Total stockholders’ equity	3,505	1,499

Total liabilities and stockholders’ equity	$11,325	$12,449

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,

	2000	1999	1998

	(in millions)

Cash and cash equivalents at January 1	$1,849	$542	$344

Cash flows (used in)/provided by operating activities (Note 14)	(526)	2,482	1,376
Cash flows from investing activities

Capital expenditures	(793)	(876)	(861)

Acquisitions and investments in joint ventures, net	(28)	(579)	(108)

Purchases of securities	(126)	—	—

Sales and maturities of securities	61	—	—

Other	44	2	29

Net cash used in investing activities	(842)	(1,453)	(940)
Cash flows from financing activities

Cash distributions from/(to) prior owner	85	(558)	(267)

Commercial paper issuances, net	352	—	—

Payments on short-term debt	(1,775)	—	—

Proceeds from issuance of short-term debt	1,374	493	34

Proceeds from issuance of other debt	1,279	816	96

Principal payments on other debt	(290)	(361)	(149)

Cash dividends	(16)	—	—

Other	(85)	(100)	52

Net cash provided by/(used in) financing activities	924	290	(234)

Effect of exchange rate changes on cash	7	(12)	(4)

Net (decrease)/increase in cash and cash equivalents	(437)	1,307	198

Cash and cash equivalents at December 31	$1,412	$1,849	$542

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Capital	Earnings
			In	Retained	Accumulated	Prior
	Common Stock		Excess	for Use	Other	Owner’s
			of Par	in	Comprehensive	Net
	Shares	Amount	Value	Business	Income	Investment	Other	Total

	(in millions)

Year Ended December 31, 1998

Beginning balance	—	$—	$—	$—	$(53)	$1,257	$—	$1,204

Net transfers to prior owner						(280)		(280)
Comprehensive income

Net income						703		703

Foreign currency translation					28			28

Comprehensive income								731

Ending balance	—	$—	$—	$—	$(25)	$1,680	$—	$1,655

Year Ended December 31, 1999

Beginning balance	—	$—	$—	$—	$(25)	$1,680	$—	$1,655

Net transfers to prior owner						(849)		(849)
Comprehensive income

Net income						735		735

Foreign currency translation					(42)			(42)

Comprehensive income								693

Ending balance	—	$—	$—	$—	$(67)	$1,566	$—	$1,499

Year Ended December 31, 2000

Beginning balance	—	$—	$—	$—	$(67)	$1,566	$—	$1,499

Net transfers and settlements of balances with prior owner						1,864		1,864

Capitalization/reclassification of prior owner’s net investment	130	130	3,300			(3,430)		0

Issuance of restricted stock	1	1	11				(12)	0
Comprehensive income

Net income				270				270

Foreign currency translation					(112)			(112)

Comprehensive income								158

Cash dividends				(16)				(16)

Ending balance	131	$131	$3,311	$254	$(179)	$0	$(12)	$3,505

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  Background and Basis of Presentation

      Visteon Corporation (“Visteon”) is a leading, global supplier of automotive systems, modules and components. Visteon sells products primarily to global vehicle manufacturers, and also sells to the worldwide aftermarket for replacement and vehicle appearance enhancement parts. Visteon became an independent company when Ford Motor Company (“Ford”) established Visteon as a wholly-owned subsidiary in January 2000 and subsequently transferred to Visteon the assets and liabilities comprising Ford’s automotive components and systems business. Ford completed its spin-off of Visteon on June 28, 2000 (the “spin-off”). Prior to incorporation, Visteon operated as Ford’s automotive components and systems business.

      In connection with Visteon’s separation from Ford, Visteon and Ford entered into a series of agreements outlining the business relationship between the two companies following the spin-off which are further discussed in Note 11.

Basis of Presentation

      The consolidated financial statements as of December 31, 2000 and for periods subsequent to the spin-off include the accounts of Visteon and its wholly-owned and majority-owned subsidiaries. The consolidated financial statements of Visteon for periods prior to the spin-off reflect the historical results of operations and cash flows of the businesses that were considered part of the Visteon business of Ford.

      Operating costs and expenses for periods prior to the spin-off from Ford include allocations of general corporate overhead related to Ford’s corporate headquarters and common support activities including information systems, product development, accounting and finance, corporate insurance programs, treasury, facilities, legal and human resources. These costs were assessed to Visteon based on usage or similar allocation methodologies. Although Visteon believes the allocations and charges for such services were reasonable, the costs of these services charged to Visteon are not necessarily indicative of the costs that would have been incurred if Visteon had been a stand-alone entity or what they would be in the future.

NOTE 2.  Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Intra-Visteon transactions have been eliminated in consolidation. Companies that are 20% to 50% owned by Visteon are included and accounted for on an equity basis in these statements. Use of estimates and assumptions as determined by management are required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Revenue Recognition

      Sales are recorded when products are shipped. Frequently, design modifications to products produced are implemented in advance of completing the process for negotiating a change in prices. These retroactive price adjustments are measured and included in revenue in the period in which Visteon reaches agreement with its customers.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2.  Accounting Policies — (Continued)

Other Costs

      Advertising and sales promotion costs are expensed as incurred. Advertising costs were $29 million in 2000, $42 million in 1999 and $39 million in 1998.

      Research and development costs are expensed as incurred and were $1,198 million in 2000, $1,115 million in 1999 and $1,004 million in 1998.

      Pre-production design and development costs relating to long-term supply arrangements are expensed as incurred.

Income Per Share of Common Stock

      Basic income per share of Common Stock is calculated by dividing the income attributable to Common Stock by the average number of shares of Common Stock outstanding during the applicable period, adjusted for restricted stock. For purposes of the earnings per share calculations, 130 million shares of common stock are treated as outstanding for periods prior to the spin-off from Ford. The calculation of diluted income per share of Common Stock takes into account the effect of dilutive potential common stock, such as stock options and other stock-based awards.

Derivative Financial Instruments

      Visteon has operations in every major region of the world and is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices. These financial exposures are monitored and managed by the company as an integral part of the company’s overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the company’s results. Visteon’s primary commodity-price exposures are aluminum and copper, which are managed substantially through fixed-price contracts with suppliers. The company uses derivative financial instruments to manage the exposures in exchange rates and interest rates. All derivative financial instruments are classified as “held for purposes other than trading.” Company policy specifically prohibits the use of leveraged derivatives or use of any derivatives for speculative purposes.

      Visteon’s primary foreign currency exposures, in terms of net corporate exposure are in the euro, Mexican Peso and Canadian Dollar. Agreements to manage foreign currency exposure typically would include forward contracts, swaps and options. The company uses these derivative instruments to hedge expected future cash flows in foreign currencies and firm commitments. Gains and losses on hedges are deferred and recognized upon settlement of the related transaction. All other gains and losses are recognized in costs of sales. These instruments usually mature in two years or less, consistent with the underlying transactions. The effect of changes in exchange rates may not be fully offset by gains or losses on currency derivatives, depending on the extent to which the exposures are hedged.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2.  Accounting Policies — (Continued)

Foreign Currency Translation

      Assets and liabilities of Visteon’s non-U.S. businesses generally are translated to U.S. Dollars at end-of-period exchange rates. The effects of this translation for Visteon are reported in other comprehensive income. Remeasurement of assets and liabilities of Visteon’s non-U.S. businesses that use the U.S. Dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of Visteon’s non-U.S. businesses are translated to U.S. Dollars at average-period exchange rates and are recognized as part of revenues, costs and expenses. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of the business involved. Net transaction gains and losses, as described above, increased net income $2 million in 2000, decreased net income $24 million in 1999 and increased net income $13 million in 1998.

Cash and Cash Equivalents

      Visteon considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits and government agency and corporate obligations, to be cash equivalents. For periods prior to the spin-off, cash and cash equivalents consisted primarily of a share of Ford’s cash and cash equivalents.

Marketable Securities

      Marketable securities are classified as available-for-sale. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities, for which there are no quoted market prices, is based on similar types of securities that are traded in the market. Book value approximates fair value for all securities.

Impairment of Long-Lived Assets and Certain Identifiable Intangibles

      Visteon evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations compare operating income before amortization of goodwill to the amortization recorded for the operations to which the goodwill relates. Visteon also evaluates the carrying value of long-lived assets and long-lived assets to be disposed of for potential impairment. Visteon considers projected future undiscounted cash flows, trends and other circumstances in making such estimates and evaluations.

Goodwill

      Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is amortized using the straight-line method for periods up to 20 years. Total goodwill included in other assets was $394 million and $409 million at December 31, 2000 and 1999, respectively, net of accumulated amortization of $58 million and $35 million as of those same dates.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 3.  Inventories

	December 31,

	2000	1999

	(in millions)

Raw materials, work-in-process and supplies	$829	$653

Finished products	119	98

Total inventories	$948	$751

U.S. inventories	$586	$434

      Inventories are stated at the lower of cost or market. The cost of most U.S. inventories is determined by the last-in, first-out (“LIFO”) method. The cost of the remaining inventories is determined primarily by the first-in, first-out (“FIFO”) method.

      If the FIFO method had been used instead of the LIFO method, inventories would have been higher by $83 million and $101 million at December 31, 2000 and 1999, respectively.

NOTE 4.  Net Property, Depreciation and Amortization

	December 31,

	2000	1999

	(in millions)

Land	$88	$85

Buildings and land improvements	1,389	1,343

Machinery, equipment and other	8,541	8,540

Construction in progress	306	427

Total land, plant and equipment	10,324	10,395

Accumulated depreciation	(5,130)	(4,856)

Net land, plant and equipment	5,194	5,539

Special tools, net of amortization	303	250

Net property	$5,497	$5,789

      Property, equipment and special tools are stated at cost, less accumulated depreciation and amortization. Property and equipment placed in service before January 1, 1993 are depreciated using an accelerated method that results in accumulated depreciation of approximately two-thirds of asset cost during the first half of the estimated life of the asset. Property and equipment placed in service after December 31, 1992 are depreciated using the straight-line method of depreciation over the estimated useful life of the asset. On average, buildings and land improvements are depreciated based on a 30-year life; machinery and equipment are depreciated based on a 14-year life. Cost of computer software developed or obtained for internal use is capitalized beginning January 1, 1999. Special tools placed in service before January 1, 1999 are amortized using an accelerated method over periods of time representing the estimated life of those tools. Special tools placed in service after December 31, 1998 are amortized using the straight-line method.

      For property and equipment retired before January 1, 1999, the general policy was to charge the cost of those assets, reduced by net salvage proceeds, to accumulated depreciation. For property and equipment retired after December 31, 1998, the general policy is to charge the net book value of those assets, reduced by net salvage proceeds, to gain or loss on disposal of assets. These changes did not have a material impact on the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 4.  Net Property, Depreciation and Amortization — (Continued)

      Depreciation and amortization expenses related to property, equipment and special tools, excluding amortization expense of goodwill, were as follows:

	2000	1999	1998

	(in millions)

Depreciation	$585	$572	$503

Amortization	68	66	56

Total	$653	$638	$559

      Maintenance, repairs and rearrangement costs are expensed as incurred and were $521 million in 2000, $549 million in 1999 and $493 million in 1998. Expenditures that increase the value or productive capacity of assets are capitalized. Pre-production costs related to new facilities are expensed as incurred.

      At December 31, 2000, Visteon had the following minimum rental commitments under non-cancelable operating leases (in millions): 2001 — $105; 2002 — $74; 2003 — $52; 2004 — $25; 2005 — $19; thereafter — $64.

NOTE 5.  Income Taxes

      Income before income taxes for U.S. and non-U.S. operations, excluding equity in net income of affiliated companies, was as follows (in millions):

	2000	1999	1998

U.S.	$104	$974	$746

Non-U.S.	279	151	344

Total income before income taxes	$383	$1,125	$1,090

      The provision for income taxes was calculated as follows (in millions):

	2000	1999	1998

Current tax provision

U.S. federal	$127	$264	$165

Non-U.S.	91	112	149

State and local	12	26	26

Total current	230	402	340

Deferred tax provision

U.S. federal	(91)	47	71

Non-U.S.	7	(27)	5

State and local	(3)	—	—

Total deferred	(87)	20	76

Total provision	$143	$422	$416

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 5.  Income Taxes — (Continued)

      A reconciliation of the provision for income taxes compared with the amounts at the U.S. statutory tax rate is shown below:

	2000	1999	1998

Tax provision at U.S. statutory rate of 35%	35%	35%	35%

Effect of:

Tax on non-U.S. income	—	2	3

State and local income taxes	2	2	2

Other	—	(1)	(2)

Provision for income taxes	37%	38%	38%

      Deferred taxes are provided for earnings of non-U.S. subsidiaries. Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations.

      The components of deferred income tax assets and liabilities at December 31 were as follows (in millions):

	December 31,

	2000	1999

Deferred tax assets

Employee benefit plans	$902	$1,152

Customer allowances and claims	30	58

All other	148	148

Total deferred tax assets	1,080	1,358

Deferred tax liabilities

Depreciation and amortization	713	931

Employee benefit plans	10	34

All other	83	91

Total deferred tax liabilities	806	1,056

Net deferred tax assets	$274	$302

      Non-U.S. net operating loss carryforwards for tax purposes were $33 million at December 31, 2000. The majority of these losses have an indefinite carryforward period. For financial statement purposes, the tax benefit of operating losses is recognized as a deferred tax asset, subject to appropriate valuation allowances when it is determined that recovery of the deferred tax asset is unlikely. The company evaluates the tax benefits of operating loss carryforwards on an ongoing basis. Such evaluations include a review of historical and projected future operating results, the eligible carryforward period and other circumstances.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 6.  Liabilities

Current Liabilities

      Included in accrued liabilities at December 31 were the following (in millions):

	December 31,

	2000	1999

Salaries, wages and employer taxes	$390	$514

Employee benefit plans	308	239

Postretirement benefits other than pensions	32	186

Other	356	272

Total accrued liabilities	$1,086	$1,211

Noncurrent Liabilities

      Included in other liabilities at December 31 were the following (in millions):

	December 31,

	2000	1999

Postretirement benefits other than pensions	$1,829	$3,300

Employee benefit plans	394	331

Minority interests in net assets of subsidiaries	93	91

Other	285	242

Total other liabilities	$2,601	$3,964

NOTE 7.  Employee Retirement Benefits

Employee Retirement Plans

      In the U.S., Visteon hourly employees represented by the UAW and other collective bargaining groups earn noncontributory benefits based on employee service. Visteon salaried employees earn similar noncontributory benefits as well as contributory benefits related to pay and service. In accordance with the separation agreements, Ford retained the past service obligations for those transferred salaried employees who were eligible to retire in 2000 as well as those whose combined age and years of service was at least 60 at the date of the separation from Ford. For all other transferred salaried employees Visteon assumed the pension obligations as well as assets with a fair value at least equal to the related projected benefit obligation but no less than the amount required to be transferred under applicable laws and regulations. Certain of the non-U.S. subsidiaries sponsor separate plans that provide similar types of benefits to their employees. For these non-U.S. plans, Visteon has assumed all plan benefit obligations for Visteon employees as well as assets that approximate the benefit obligations for funded plans.

      In general, the company’s plans are funded with the exception of certain supplemental benefit plans for executives and a plan in Germany; in such cases the unfunded liability is recorded. The company’s policy for funded plans is to contribute annually, at a minimum, amounts required by applicable law, regulation or union agreement. Plan assets consist principally of investments in stocks, and government and other fixed income securities.

      Visteon-assigned Ford-UAW employees participate in the Ford-UAW Retirement Plan, sponsored by Ford. By agreement, Visteon compensates Ford for the pension expense incurred by Ford for Visteon-assigned employees.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 7.  Employee Retirement Benefits — (Continued)

Postretirement Health Care and Life Insurance Benefits

      In the U.S., Visteon has a financial obligation for the cost of providing selected health care and life insurance benefits to its employees, as well as Visteon-assigned Ford-UAW employees who retire after July 1, 2000. The estimated cost for these benefits is accrued over periods of employee service on an actuarially determined basis. Ford retained the financial obligation and related prepayments for postretirement health care and life insurance benefits to its employees who retired on or before July 1, 2000.

      Under the terms of the separation agreement with Ford and in addition to regular benefit payments, Visteon is required to pre-fund postretirement health care and life insurance benefit obligations related to Visteon-assigned Ford-UAW hourly employees as well as many transferred salaried employees. The required pre-funding is over a 15 year period beginning in 2006 for the Ford-UAW hourly employees, and over a 10 year period beginning in 2011 for those salaried employees. The annual pre-funding requirement during this period will be determined based upon amortization of the unfunded liability at the beginning of the period, plus annual expense. In December 2000, the company pre-funded a portion of this obligation by contributing $25 million to a Voluntary Employees’ Beneficiary Association (“VEBA”) trust.

      The company’s expense for retirement benefits was as follows (in millions):

	Retirement Plans

							Health Care and Life
	U.S. Plans			Non-U.S. Plans			Insurance Benefits

	2000	1999	1998	2000	1999	1998	2000	1999	1998

Costs Recognized in Income

Service cost	$55	$72	$59	$37	$34	$30	$26	$29	$20

Interest cost	82	167	152	41	67	65	61	75	67

Expected return on plan assets	(106)	(248)	(215)	(58)	(95)	(88)	—	—	—

Amortization of:

Transition (asset)/ obligation	(7)	(16)	(16)	—	(1)	(2)	1	—	—

Plan amendments	12	18	45	6	13	11	—	(1)	(1)

(Gains)/losses and other	(9)	11	2	7	12	2	—	6	9

Expense for Visteon-assigned Ford-UAW employees	74	53	82	—	—	—	170	206	198

Net pension/ postretirement expense	$101	$57	$109	$33	$30	$18	$258	$315	$293

Discount rate for expense	7.75%	6.25%	6.75%	6.10%	5.70%	6.50%	7.75%	6.50%	7.00%

Assumed long-term rate of return on assets	9.00%	9.00%	9.00%	9.40%	9.30%	9.20%	6.00%	6.00%	6.20%

Initial health care cost trend rate	—	—	—	—	—	—	8.75%	7.00%	6.60%

Ultimate health care cost trend rate	—	—	—	—	—	—	5.00%	5.00%	5.00%

Number of years to ultimate trend rate	—	—	—	—	—	—	8	9	10

      Pension and postretirement health care and life insurance benefit expense for 1999 and prior years included the costs of Visteon-assigned Ford employees who retired on or before July 1, 2000. Pension expense for 1999 and prior years also included an allocated benefit for plan assets in excess of benefit obligations. Under the terms of the separation agreement, Ford generally retained plan assets in excess of actuarially determined benefit obligations for pensions and retained all plan assets related to postretirement health care and life insurance benefits.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 7.  Employee Retirement Benefits — (Continued)

      Increasing the assumed health care cost trend rates by one percentage point is estimated to increase the aggregate service and interest cost components of Visteon’s net postretirement benefit expense for 2000 by about $50 million and the accumulated postretirement benefit obligation at December 31, 2000 by about $375 million. A decrease of one percentage point would reduce service and interest costs by $38 million and decrease the December 31, 2000 obligation by about $290 million.

      For 1999, the funded status of retirement plans reflects only plans sponsored by Visteon Systems, LLC (formerly Ford Electronics and Refrigeration) and Visteon Systems Canada (formerly Ford Electronics and Manufacturing Company). The status of these plans as of their most recent measurement dates was as follows (in millions):

	Retirement Plans
					Health Care and
					Life
	U.S. Plans		Non-U.S. Plans		Insurance Benefits

	2000	1999	2000	1999	2000	1999

Change in Benefit Obligation

Benefit obligation — beginning	$478	$532	$23	$23	$4,141	$4,203

Service cost	32	13	19	2	64	81

Interest cost	40	33	20	2	170	261

Amendments/other	14	—	(7)	—	(24)	21

Actuarial (gain)/loss	(5)	(73)	(147)	(4)	267	(246)

Effects of separation	93	—	624	—	(2,293)	—

Foreign exchange translation	—	—	(17)	1	—	—

Benefits paid	(28)	(27)	(1)	(1)	(93)	(179)

Benefit obligation — ending	$624	$478	$514	$23	$2,232	$4,141

Change in Plan Assets

Plan assets — beginning	$760	$705	$26	$19	$419	$500

Actual return on plan assets	35	86	7	3	6	18

Contributions	2	—	12	4	118	85

Effects of separation	(89)	—	482	—	(425)	—

Foreign exchange translation	—	—	(18)	1	—	—

Benefits paid/other	(28)	(31)	(1)	(1)	(93)	(184)

Plan assets — ending	$680	$760	$508	$26	$25	$419

Funded Status of the Plans

Plan assets in excess of/(less than) benefit obligations	$56	$282	$(6)	$3	$(2,207)	$(3,722)

Unrecognized:

Net (gains)/losses	(191)	(205)	(165)	(5)	351	228

Prior service cost/other	62	25	77	8	(5)	8

Net amount recognized	$(73)	$102	$(94)	$6	$(1,861)	$(3,486)

Amount Recognized in Balance Sheet

Prepaid assets	$13	$102	$—	$6	$—	$—

Accrued liabilities	(86)	—	(98)	(5)	(1,861)	(3,486)

Intangible assets	—	—	4	5	—	—

Net amount recognized	$(73)	$102	$(94)	$6	$(1,861)	$(3,486)

Assumptions

Discount rate	7.75%	7.75%	6.25%	7.00%	7.50%	7.75%

Expected rate of return	9.50%	9.00%	10.00%	10.00%	6.00%	6.00%

Rate of increase in compensation	5.00%	5.00%	3.75%	4.00%	—	—

Initial health care cost trend rate	—	—	—	—	8.97%	8.75%

Ultimate health care cost trend rate	—	—	—	—	5.00%	5.00%

Number of years to ultimate trend rate	—	—	—	—	7	8

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for employee retirement plans with accumulated benefit obligations in excess of plan assets were $118 million, $81 million and $47 million, respectively, for 2000 and $11 million, $11 million and $8 million, respectively, for 1999.

      The asset and liability transfers between Ford and Visteon postretirement benefit plans reduced Visteon’s net pension and postretirement related liabilities by about $1.6 billion. In addition, Ford retained about $573 million of prepaid health care amounts relating to active employees.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 8.  Debt

      Debt at December 31 was as follows (in millions):

		Weighted
		Average
		Interest Rate		Book Value

	Maturity	2000	1999	2000	1999

Debt payable within one year

Commercial paper		7.3%	—	$352	$—

Other — short term		6.9%	7.8%	191	151

Current portion of long term debt		6.9%	7.5%	79	113

Ford and affiliates		—	4.8%	—	697

Total debt payable within one year				622	961

Long-term debt

Unsecured debt securities	2005-2010	8.1%	—	1,200	—

Other	2002-2018	8.5%	8.3%	197	144

Borrowings under revolving loan arrangement with Ford		—	7.9%	—	1,099

Ford and affiliates		—	6.9%	—	115

Total long-term debt				1,397	1,358

Total debt				$2,019	$2,319

      On August 3, 2000, Visteon completed a public offering of unsecured term debt securities totaling $1.2 billion with maturities of five years and ten years. The offering included $500 million of securities maturing on August 1, 2005 and $700 million of securities maturing on August 1, 2010. The five and ten year securities were issued at a slight discount to the stated rates of interest of 7.95% and 8.25%, respectively. Interest on these debt securities is payable semi-annually on February 1 and August 1. The unsecured term debt securities agreement contains certain restrictions including, among others, a limitation relating to liens and sale lease-back transactions, as defined in the agreement. In the opinion of management, Visteon was in compliance with all of these restrictions.

      During 2000, Visteon established a commercial paper program under which, at December 31, 2000, $352 million was outstanding with a weighted average remaining maturity of 12 days and a weighted average interest rate of about 7.3%.

      In addition, Visteon entered into financing arrangements with third-party lenders to provide up to $2 billion of contractually committed, unsecured revolving credit facilities. The revolving credit facilities are split evenly between 364-day and 5-year commitments, maturing in June 2001 and June 2005, respectively. Any borrowings under the revolving credit facilities would bear interest based on a variable interest rate option selected at the time of borrowing. As of December 31, 2000, there were no amounts outstanding under the revolving credit facilities. The credit facilities contain certain affirmative and negative covenants including a covenant not to exceed a specified leverage ratio. In the opinion of management, Visteon was in compliance with all covenants since the inception of the revolving credit facilities.

      The company has additional debt arrangements with respect to a number of its non-U.S. operations, a portion of which are payable in non-U.S. currencies.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 8.  Debt — (Continued)

      Prior to the spin-off from Ford, Visteon had a number of debt and support facility arrangements directly with Ford or its wholly-owned subsidiaries, including a revolving loan arrangement under which Visteon could borrow up to $1,250 million. Interest on this debt was determined quarterly based on Ford’s average interest rate on its U.S. Dollar denominated, publicly traded automotive debt. No fair value was estimated on this debt.

      Upon completing the spin-off from Ford, all debt and support facility arrangements with Ford were terminated. Amounts outstanding under the revolving loan arrangement of about $1,120 million were converted into an equity investment by Ford, and any remaining amounts outstanding under the arrangements were repaid by Visteon to Ford.

      Debt at December 31, 2000 included maturities as follows (in millions): 2001 — $622; 2002 — $69; 2003 — $65; 2004 — $25; 2005 — $513; thereafter — $725.

NOTE 9.  Capital Stock and Stock Award Plans

      Visteon was incorporated in Delaware in January 2000 with an initial capitalization of 10,000 shares of $1.00 par value common stock authorized and 1,000 shares of common stock outstanding. Through an amendment to its certificate of incorporation, the number of common shares authorized and outstanding was increased to 500 million and 130 million, respectively. In addition, 50 million shares of preferred stock, par value $1.00 per share, were authorized, none of which were issued.

      Visteon has adopted, subject to shareholder approval, a stock-based incentive plan (“Long-Term Incentive Plan” or “LTIP”) which is administered by the Compensation Committee of the Board of Directors. The LTIP provides for the grant of incentive and nonqualified stock options, stock appreciation rights, performance stock rights and stock and various other rights based on stock (collectively referred to as “Awards”). The total number of shares of Visteon common stock subject to Awards under the LTIP is 13 million shares.

      Effective at the date of spin-off and subject to shareholder approval, Visteon granted under the LTIP to some employees about 800,000 shares of restricted stock and about 2 million stock options with an exercise price equal to the average of the highest and lowest prices at which Visteon common stock was traded on the New York Stock Exchange on that date. Net issuances of restricted stock during the second half of 2000 were about 130,000 shares. Restricted stock awards generally vest on the fifth anniversary of the date of grant. Restricted stock awards issued to the company’s Board of Directors vest on the third anniversary of the date of the grant. Stock options will become exercisable one-third after one year from the date of grant, an additional one-third after two years and in full after three years, and expire 10 years from the date of grant. Shareholder approval will be sought at the May 2001 Annual Meeting of the Visteon Shareholders.

      In addition, Visteon has adopted a stock-based incentive plan (“Employees Equity Incentive Plan” or “EEIP”) which is administered by an Administrator appointed by the Board of Directors. The EEIP provides for the grant of nonqualified stock options, stock appreciation rights, performance stock rights and stock and various other rights based on stock. The total number of shares of Visteon common stock subject to awards under the EEIP is 6.5 million shares. No awards were granted under the EEIP in 2000.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 10.  Litigation and Claims

      Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against Visteon, including those arising out of alleged defects in Visteon’s products; governmental regulations relating to safety; employment-related matters; customer, supplier and other contractual relationships; intellectual property rights; product warranties; and environmental matters. Some of the foregoing matters involve or may involve compensatory, punitive, or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief which, if granted, would require very large expenditures.

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by Visteon for matters discussed in the foregoing paragraph where losses are deemed probable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which reserves have not been established could be decided unfavorably to Visteon and could require Visteon to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at December 31, 2000. Visteon does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

NOTE 11.  Transactions with Ford and its Affiliates

      Revenues from Ford and its affiliates approximated 84% in 2000, 88% in 1999 and 92% in 1998 of total sales.

      In connection with Visteon’s separation from Ford, Visteon and Ford have entered into a series of agreements outlining the terms of separation and the relationship between Visteon and Ford on an ongoing basis. The following summary of certain of these agreements is qualified in all respects by the actual terms of the respective agreements.

Master Transfer Agreement

      The master transfer agreement, effective as of April 1, 2000, provided for Ford to transfer to Visteon and/or its subsidiaries, all assets used exclusively by Visteon, including but not limited to real property interests, personal property and ownership interests in subsidiaries and joint ventures.

      In addition, Visteon and Ford agreed to a division of liabilities including liabilities related to product liability, warranty and recall, environmental, intellectual property claims and other general litigation claims. Visteon and Ford agreed on a division of responsibility for product liability, warranty and recall matters as follows: (a) Ford will retain liability for all product liability, warranty or recall claims that involve parts made or sold by Visteon for 1996 or earlier model year Ford vehicles, (b) Visteon is liable for all product liability, warranty or recall claims that involve parts made or sold by Visteon for 1997 or later model year Ford vehicles in accordance with Ford’s global standard purchase order terms as applied to other Tier 1 suppliers and (c) Visteon has assumed all responsibility for product liability, warranty or recall claims relating to parts made or sold by Visteon to any non-Ford customers.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 11.  Transactions with Ford and its Affiliates — (Continued)

Supply Agreement and Pricing Letter Agreement

      The supply agreement provides that Visteon’s existing purchase orders with Ford as of January 1, 2000 will generally remain in effect at least through the end of 2003, subject to Ford’s right to terminate any particular purchase order for quality or other reasons. In addition, the pricing letter required a one-time 5% price reduction on products that Visteon was supplying to Ford as of January 1, 2000 based on a market pricing review conducted by Ford and Visteon. The pricing letter also requires productivity price adjustments in each of 2000, 2001, 2002 and 2003 to reflect competitive price reductions obtained each year by Ford from its other Tier 1 suppliers. Visteon and Ford agreed on a 3.5% productivity price reduction for 2000 on such products, which is consistent with (i) price reductions between Visteon and Ford in prior years and (ii) the amount of annual productivity improvement that Ford generally expects from its other Tier 1 suppliers.

      Until May 2003, Visteon has the right of last refusal to meet competitive terms, including with respect to price, on replacement products that (i) Visteon produces in the United States, Canada, Europe and Mexico and (ii) Visteon supplied to Ford on January 1, 2000, subject to certain conditions and exceptions.

Master Separation Agreement

      The master separation agreement provides for Ford to provide transitional services to Visteon until December 31, 2001. These services include information technology, human resources, accounting, customs, product development technology and real estate services which have been historically provided to Visteon by Ford. Visteon has agreed to pay Ford amounts which reflect its fully accounted cost for these services, including a reasonable allocation of internal overhead costs, as well as any direct costs incurred from outside suppliers. Visteon may terminate any transitional service upon six months’ written notice. Transitional services may be extended an additional six months to June 30, 2002, provided Visteon notifies Ford by June 30, 2001. For 2000, 1999 and 1998, assessments for these services totaled approximately $179 million, $211 million and $185 million, respectively.

Hourly Employee Assignment Agreement

      The hourly employee assignment agreement sets forth a number of rights and obligations with respect to the United States hourly employees of Ford who (i) were represented by the UAW, (ii) were covered by the Ford UAW Master Collective Bargaining Agreement dated as of September 30, 1999, (iii) were employed in one of Visteon’s facilities as of the date of the spin-off and (iv) after Visteon’s spin-off remained Ford employees indefinitely but will be assigned to work for Visteon.

      Under this agreement, Visteon exercises day-to-day supervision over the covered individuals and Ford will continue to provide the same employee benefits generally offered to other hourly employees of Ford who are represented by the UAW. Visteon reimburses Ford for the wage, benefit and other costs incurred by Ford related to these individuals. However, Visteon’s liability for profit sharing based on Ford’s profits is limited to $50 million per year in each of 2000-2004. After 2004, Visteon will be liable for the full amount of profit sharing based on Ford’s profits.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 12.  Financial Instruments

      Estimated fair value amounts have been determined using available market information and various valuation methods depending on the type of instrument. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Further, it should be noted that fair value at a particular point in time gives no indication of future gain or loss, or what the dimensions of that gain or loss are likely to be.

      The fair value of debt was $2,028 million at December 31, 2000, based on quoted market prices or current rates for similar debt with the same remaining maturities, compared with book value of $2,019 million. The fair value of debt, excluding borrowings under a revolving loan arrangement with Ford, approximated book value at December 31, 1999. The fair value of foreign currency instruments was estimated using current market rates provided by outside quotation services. The notional amount of foreign currency instruments was $1,178 million and $410 million at December 31, 2000 and 1999, respectively. The notional amount represents the contract amount, not the amount at risk. The recorded carrying value of the company’s foreign currency instruments exceeds the fair value by approximately $14 million in each year. For all other financial instruments recorded at December 31, 2000 and 1999, fair value approximates book value.

NOTE 13.  Acquisitions, Dispositions and Special Charges

      In December 2000, Visteon recorded a pre-tax, non-cash impairment write-down of $220 million ($138 million after-tax) to reduce the net book value of the assets associated with the Glass Segment to estimated fair value. The write-down reflects revised operating projections following the end of discussions regarding a joint venture involving the business, which reflected continuing pressures on costs and prices.

      In October 2000, the sale of Visteon’s 49% interest in the “Conix Group,” comprised of Conix Corporation, Conix Canada Inc., Conix Belgium N.V. and Conix U.K. Limited, to Decoma International, Inc., was completed. The sale price for the Visteon interest was $140 million, which was satisfied by a cash payment of $50 million and $90 million of 9.5% subordinated Decoma debentures due in 2003, resulting in an after-tax gain of about $20 million, which is included in equity in net income of affiliated companies on the Consolidated Statement of Income.

      In June 1999, Visteon acquired the automotive interiors division of Compagnie Plastic Omnium for approximately 2.9 billion French Francs, net of cash acquired. This business consisted of 14 facilities located in four countries: France, Spain, Italy and the United Kingdom, and generated 1998 revenues of approximately 2.8 billion French Francs. The acquisition was accounted for as a purchase with the purchase price allocated to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired approximated $300 million and is being amortized on a straight-line basis over 20 years. The assets purchased, liabilities assumed and the results of operations, since the date of acquisition, are included in the financial statements on a consolidated basis. Assuming the acquisition had taken place January 1, 1999 and 1998, Visteon’s pro forma revenue and net income for the related periods would not be materially affected.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 14.  Cash Flows

      The reconciliation of net income to cash flows (used in)/provided by operating activities is as follows:

	2000	1999	1998

	(in millions)

Net income	$270	$735	$703

Adjustment to reconcile net income to cash flows from operating activities:

Depreciation and amortization	676	651	565

Asset impairment charge	220	—	—

Earnings of affiliated companies in excess of dividends remitted	(39)	(23)	(9)

Foreign currency adjustments	8	32	(16)

Provision for deferred income taxes	(87)	20	76

Changes in assets and liabilities:

Increase in accounts receivable and other current assets	(85)	(285)	(137)

Increase in inventory	(205)	(62)	(81)

(Decrease)/increase in accounts payable, accrued and other liabilities	(1,447)	1,494	436

Other	163	(80)	(161)

Cash flows (used in)/provided by operating activities	$(526)	$2,482	$1,376

      Cash paid for interest and income taxes was as follows:

	2000	1999	1998

	(in millions)

Interest	$138	$143	$81

Income taxes	243	281	308

NOTE 15.  Segment Information

      Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services and geographic operations.

      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. Visteon’s chief operating decision-making group is the Strategy Council, which is comprised of the Chairman and Chief Executive Officer and six other senior executives.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 15.  Segment Information — (Continued)

      Visteon’s reportable operating segments are Dynamics & Energy Conversion; Comfort, Communication & Safety; and Glass. The Dynamics & Energy Conversion segment supplies various chassis and energy transformation components and systems mainly to OEM customers. The Comfort, Communication & Safety segment supplies various interior, exterior and climate control components and systems mainly to OEM customers. The Glass segment supplies architectural and flat glass to a broad customer base, including OEMs.

      The accounting policies for the operating segments are the same as those described in Note 2, “Accounting Policies.” Visteon evaluates the performance of its operating segments based primarily on sales, income before taxes and net income.

      Financial information for the reportable operating segments is summarized as follows (in millions):

	Dynamics &	Comfort,
	Energy	Communication &			Total
	Conversion	Safety	Glass	Other	Visteon

2000

Sales	$8,939	$9,782	$746	$—	$19,467

Income/(loss) before taxes	242	494	(250)	(47)	439

Net income/(loss)	154	302	(156)	(30)	270

Depreciation/amortization	296	345	35	—	676

Capital expenditures	392	379	22	—	793

Unconsolidated affiliates:

Equity in net income	—	50	6	—	56

Investments in	—	122	20	—	142

Average assets	5,266	6,090	531	—	11,887

1999

Sales	$9,216	$9,377	$773	$—	$19,366

Income before taxes	549	676	2	(55)	1,172

Net income	344	422	3	(34)	735

Depreciation/amortization	278	338	35	—	651

Capital expenditures	388	444	44	—	876

Unconsolidated affiliates:

Equity in net income	—	39	8	—	47

Investments in	—	184	21	—	205

Average assets	5,048	5,204	682	—	10,934

1998

Sales	$8,673	$8,337	$752	$—	$17,762

Income/(loss) before taxes	473	716	(29)	(44)	1,116

Net income/(loss)	294	452	(15)	(28)	703

Depreciation/amortization	263	268	34	—	565

Capital expenditures	399	378	84	—	861

Unconsolidated affiliates:

Equity in net income	—	17	9	—	26

Investments in	—	190	24	—	214

Average assets	4,306	4,070	548	—	8,924

      Other includes net interest expense not allocated to the reportable operating segments.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 15.  Segment Information — (Continued)

      Visteon’s major geographic areas are the United States and Europe. Other geographic areas (primarily Canada, Mexico, South America and Asia Pacific) individually are not material. Financial information segregated by geographic area is as follows (in millions):

				Total
Geographic Areas	United States	Europe	All Other	Visteon

2000

Sales	$14,374	$2,560	$2,533	$19,467

Net property	3,253	1,339	905	5,497

1999

Sales	$14,814	$2,732	$1,820	$19,366

Net property	3,592	1,274	923	5,789

1998

Sales	$13,543	$2,638	$1,581	$17,762

Net property	3,494	1,244	653	5,391

NOTE 16.  Summary Quarterly Financial Data (Unaudited)

	2000				1999

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share amounts)

Sales	$5,225	$5,309	$4,404	$4,529	$4,772	$5,063	$4,600	$4,931

Operating income/(loss)	253	268	93	(173)	298	461	280	150

Income/(loss) before income taxes	237	266	82	(146)	313	449	260	150

Net income/(loss)	147	162	48	(87)	205	280	155	95

Earnings/(loss) per share	$1.13	$1.25	$0.37	$(0.67)	$1.58	$2.15	$1.19	$0.73

      As discussed further in Note 13, results for the fourth quarter of 2000 include a pre-tax, non-cash impairment write-down of $220 million to reduce the net book value of the assets associated with the Glass Segment and an after-tax gain of about $20 million related to the sale of Visteon’s 49% interest in the “Conix Group” of companies.

      Visteon recorded pre-tax charges of $13 million and $5 million in the second and third quarters of 2000, respectively, and $40 million in the fourth quarter of 1998 for special voluntary and involuntary employee retirement and separation programs.

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated By-laws (1)
4.1	Indenture dated as of June 23, 2000 with Bank One Trust Company, N.A., as Trustee (2)
4.2	Form of Visteon Common Stock Certificate (3)
10.1	Master Transfer Agreement (4)
10.2	Purchase and Supply Agreement (4)
10.3	Letter Relating to Price Reductions (4)
10.4	Master Separation Agreement (5)
10.5	Aftermarket Relationship Agreement (3)
10.6	Hourly Employee Assignment Agreement (3)
10.7	Employee Transition Agreement (3)
10.8	Tax Sharing Agreement (4)
10.9	Long-Term Incentive Plan (4)
10.10	Form of Revised Change in Control Agreement
10.11	Issuing and Paying Agency Agreement (1)
10.12	Master Note (1)
10.13	Letter Loan Agreement (1)
10.14	Deferred Compensation for Non-Employee Directors
10.15	Restricted Stock Plan for Non-Employee Directors
10.16	Deferred Compensation Plan
10.17	Form of Savings Parity Plan
10.18	Form of Pension Parity Plan
10.19	Form of Supplemental Executive Retirement Plan
12.1	Statement re: Computation of Ratios
21.1	Subsidiaries of Visteon
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Powers of Attorney (see signature pages hereof)

(1)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed July 24, 2000 (File No. 001-15827).

(2)	Incorporated by reference to exhibit 4.1 filed with Visteon’s Current Report on Form 8-K, dated July 31, 2000, filed August 16, 2000 (File No. 001-15827).

(3)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form 10, filed May 19, 2000 (File No. 001-15827).

(4)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Registration Statement on Form S-1, filed June 2, 2000 (File No. 333-38388).

(5)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form S-1, filed June 6, 2000 (Registration No. 333-38388).