Form 10-Q
period 2001-03-31
VISTEON CORP
filed 2001-05-03
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No

     Applicable Only to Corporate Issuers:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 15, 2001, the Registrant had outstanding 130,928,775 shares of Common Stock, par value $1.00 per share.

Exhibit index located on page number 13.

VISTEON CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended March 31, 2001 and 2000
(in millions, except per share amounts)

	First Quarter

	2001	2000

	(unaudited)

Sales

Ford and affiliates	$3,913	$4,476

Other customers	810	749

Total sales	4,723	5,225

Costs and expenses (Note 2)

Costs of sales	4,466	4,795

Selling, administrative and other expenses	189	177

Total costs and expenses	4,655	4,972

Operating income	68	253

Interest income	19	34

Interest expense	36	57

Net interest expense	(17)	(23)

Equity in net income of affiliated companies	4	7

Income before income taxes	55	237

Provision for income taxes	19	86

Income before minority interests	36	151

Minority interests in net income of subsidiaries	5	4

Net income	$31	$147

Average number of shares of Common Stock outstanding (Note 3)	131	130

Earnings and dividends per share (Note 3)

Basic and diluted	$0.24	$1.13

Cash dividends	$0.06	$—

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	March 31,	December 31,
	2001	2000

	(unaudited)

Assets

Cash and cash equivalents	$940	$1,412

Marketable securities	150	65

Total cash and marketable securities	1,090	1,477

Accounts receivable — Ford and affiliates	1,863	1,333

Accounts receivable — other customers	913	857

Total receivables	2,776	2,190

Inventories (Note 4)	940	948

Deferred income taxes	194	192

Prepaid expenses and other current assets	152	198

Total current assets	5,152	5,005

Equity in net assets of affiliated companies	149	142

Net property	5,416	5,497

Deferred income taxes	95	100

Other assets	612	581

Total assets	$11,424	$11,325

Liabilities and Stockholders’ Equity

Trade payables	$2,138	$1,949

Accrued liabilities	925	1,086

Income taxes payable	129	147

Debt payable within one year	640	622

Total current liabilities	3,832	3,804

Long-term debt	1,365	1,397

Other liabilities	2,702	2,601

Deferred income taxes	17	18

Total liabilities	7,916	7,820

Stockholders’ equity
Capital stock

Preferred Stock, par value $1.00, 50 million shares authorized, none outstanding	—	—

Common Stock, par value $1.00, 500 million shares authorized, 131 million shares issued and outstanding	131	131

Capital in excess of par value of stock	3,311	3,311

Accumulated other comprehensive income	(199)	(179)

Other	(12)	(12)

Earnings retained for use in business	277	254

Total stockholders’ equity	3,508	3,505

Total liabilities and stockholders’ equity	$11,424	$11,325

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2001 and 2000
(in millions)

	First Quarter

	2001	2000

	(unaudited)

Cash and cash equivalents at January 1	$1,412	$1,849

Cash flows used in operating activities	(187)	(846)
Cash flows from investing activities

Capital expenditures	(172)	(115)

Purchases of securities	(85)	—

Other	3	(10)

Net cash used in investing activities	(254)	(125)
Cash flows from financing activities

Cash distributions to prior owner	—	(38)

Commercial paper issuances, net	(15)	—

Proceeds from short-term debt	1	118

Proceeds from issuance of other debt	28	28

Principal payments on other debt	(31)	(50)

Cash dividends	(8)	—

Net cash (used in)/provided by financing activities	(25)	58

Effect of exchange rate changes on cash	(6)	7

Net decrease in cash and cash equivalents	(472)	(906)

Cash and cash equivalents at March 31	$940	$943

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(unaudited)

      1.  Financial Statements — The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on February 27, 2001.

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

      2.  Selected costs and expenses are summarized as follows:

	First Quarter

	2001	2000

	(in millions)

Depreciation	$140	$144

Amortization	30	22

Total	$170	$166

      3.  Income Per Share of Common Stock — Basic income per share of Common Stock is calculated by dividing the income attributable to Common Stock by the average number of shares of Common Stock outstanding during the applicable period, adjusted for restricted stock. For purposes of the earnings per share calculations, 130 million shares of Common Stock are treated as outstanding for periods prior to the spin-off from Ford.

      4.  Inventories are summarized as follows:

	March 31,	December 31,
	2001	2000

	(in millions)

Raw materials, work-in-process and supplies	$803	$829

Finished products	137	119

Total inventories	$940	$948

U.S. inventories	$602	$586

      5.  Comprehensive Income — Other comprehensive income includes mainly foreign currency translation adjustments. Total comprehensive income is summarized as follows:

	First Quarter

	2001	2000

	(in millions)

Net income	$31	$147

Other comprehensive income	(20)	(37)

Total comprehensive income	$11	$110

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      6.  Accounting Change — Visteon adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS 133 (as amended by SFAS 137 and 138) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of the instruments at fair value. The change in fair value of a derivative is required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction.

      For anticipated transactions, Visteon uses forward contracts to hedge the variability in cash flows related to exchange rate movements. Visteon uses derivatives to hedge anticipated exposures up to two years in the future. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss because of a change in fair value is recorded initially as a component of other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

      The first quarter impact of implementing this new standard on Visteon’s results of operations and financial condition was not material.

      7.  Segment Information — Visteon’s reportable operating segments are Dynamics & Energy Conversion; Comfort, Communication & Safety; and Glass. Financial information for the reportable operating segments is summarized as follows:

	Dynamics &	Comfort,
	Energy	Communication &			Total
	Conversion	Safety	Glass	Other	Visteon

	(in millions)

First Quarter

2001

Sales	$2,152	$2,406	$165	$—	$4,723

Income/(loss) before taxes	13	62	(5)	(15)	55

Net income/(loss)	9	34	(2)	(10)	31

Average assets	5,183	5,898	294	—	11,375

2000

Sales	$2,425	$2,603	$197	$—	$5,225

Income/(loss) before taxes	106	153	(2)	(20)	237

Net income/(loss)	67	94	(1)	(13)	147

Average assets	5,304	6,088	728	—	12,120

      Other includes net interest expense not allocated to the reportable operating segments.

      8.  Subsequent Event — During April 2001, Visteon eliminated about 950 U.S. staff jobs, representing about 12 percent of Visteon’s U.S. salaried workforce. As part of a review of operations outside the U.S., as well as plant structure within the U.S., the company expects about 1,800 worldwide jobs to be eliminated when combined with the actions implemented in April 2001. The structuring is expected to be completed by the end of the second quarter of 2001 and will result in a one-time charge estimated at $135 million after taxes ($215 million before taxes) in the second quarter of 2001.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Visteon Corporation

      We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its subsidiaries as of March 31, 2001, and the related consolidated statement of income and condensed consolidated statement of cash flows for the three-month periods ended March 31, 2001 and March 31, 2000. These financial statements are the responsibility of the company’s management.

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

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
April 18, 2001

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

      This report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions but rather are subject to various risks and uncertainties. Some of these risks and uncertainties are identified in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2001. The risks and uncertainties so identified are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition and results of operations. For these reasons, we caution you not to place undue reliance on our forward-looking statements.

      The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Reference should be made to the consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on February 27, 2001.

Overview

      In the first quarter of 2001 our worldwide sales were $4.7 billion, compared with $5.2 billion in the first quarter of 2000. The decrease reflects primarily reduced sales to Ford reflecting lower production volumes in North America and annual price reductions. Sales from new business with Ford and other customers were a partial offset. Sales to non-Ford customers accounted for 17% of first quarter 2001 total sales, up 3 percentage points from the first quarter of 2000.

      Worldwide net income was $31 million in the first quarter of 2001, compared with actual net income of $147 million in the first quarter of 2000 and pro forma net income of $124 million. The reduction in net income compared with first quarter 2000 actual and pro forma results was more than accounted for by lower customer production volumes and annual price reductions; year-over-year cost reductions were a partial offset. For further discussion of pro forma adjustments, see “Pro Forma First Quarter 2000 Results” below.

Results of Operations

First Quarter 2001 Compared with First Quarter 2000

      The following table shows the reduction in sales attributable to each of our segments for the period indicated:

	Quarter Ended
	March 31,		First Quarter 2001
			(under)
	2001	2000	First Quarter 2000

	(in millions)

Comfort, Communication & Safety	$2,406	$2,603	$(197)

Dynamics & Energy Conversion	2,152	2,425	(273)

Glass	165	197	(32)

Total sales	$4,723	$5,225	$(502)

      Sales for our Comfort, Communication & Safety segment were $2.4 billion, compared with $2.6 billion in the first quarter of 2000, a decrease of $197 million. Sales for our Dynamics & Energy Conversion segment were $2.2 billion, a decrease of $273 million from the first quarter of

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

2000. Glass sales were $165 million in the first quarter of 2001, compared with $197 million in the first quarter of 2000, a decline of $32 million. The decrease in sales for our Comfort, Communication & Safety segment reflects primarily lower production volumes in North America and annual price reductions; sales from new business were a partial offset. The decrease in sales for our Dynamics and Energy Conversion segment reflects primarily lower production volumes in North America and annual price reductions. The decrease in sales for our Glass segment reflects primarily lower customer production volumes.

      The following table shows the reduction in net income/ (loss) for each of our segments for the period indicated:

	Quarter Ended
	March 31,		First Quarter 2001
			(under)
	2001	2000	First Quarter 2000

	(in millions)

Comfort, Communication & Safety	$34	$94	$(60)

Dynamics & Energy Conversion	9	67	(58)

Glass	(2)	(1)	(1)

Total net income (including unallocated interest)	$31	$147	$(116)

      Net income for our Comfort, Communication & Safety segment was $34 million in the first quarter of 2001, down $60 million from the first quarter of 2000. Net income for our Dynamics & Energy Conversion segment was $9 million in the first quarter of 2001, a decrease of $58 million. Net loss for Glass was $2 million in the first quarter of 2001, reflecting an additional loss of $1 million compared with the first quarter of 2000. The decreases in net income for Comfort, Communication & Safety and Dynamics & Energy Conversion segments reflected primarily lower customer production volumes in North America and customer price reductions, offset partially by lower costs. The decrease in net income for our Glass segment is more than accounted for by lower production volumes, offset partially by lower depreciation cost.

Pro Forma First Quarter 2000 Results

      Unaudited pro forma consolidated financial data for the first quarter of 2000 has been derived from the application of pro forma adjustments to our consolidated financial statements and give effect to our spin-off from Ford. The pro forma financial data has been prepared as if the spin-off from Ford had occurred as of January 1, 1999. The pro forma consolidated financial data do not purport to be indicative of what our operations actually would have been had these events occurred as of that date.

      In connection with the preparation of the unaudited pro forma statement of income for the first quarter of 2000, we made the following adjustments:

•	Our total costs and expenses in the first quarter of 2000 would have increased by $25 million as a result of added incremental corporate costs, and insurance and risk management costs incurred as a result of operating Visteon as a stand-alone company.

•	Our net interest expense in the first quarter of 2000 would have increased by $12 million, to $35 million, as a result of reductions in Visteon’s pro forma cash balances and an increase in our average outstanding debt levels.

•	As a result of these adjustments and the related tax effects, our net income in the first quarter of 2000 would have decreased from $147 million to $124 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources

      Our balance sheet reflects cash and marketable securities of $1.1 billion and total debt of $2 billion at March 31, 2001, and cash and marketable securities of $1.5 billion and total debt of $2 billion at December 31, 2000. Our net debt, defined as the amount that total debt exceeds cash and marketable securities, was $915 million at March 31, 2001, and $542 million at December 31, 2000. The change in our cash and marketable securities and net debt primarily reflects a seasonal increase in trade working capital levels required to support higher sales activity during the latter half of the first quarter of 2001, compared with sales activity in the latter half of the fourth quarter of 2000.

      Our ratio of total debt to total capital, which consists of total debt plus equity, was 36% at March 31, 2001, compared with 37% at December 31, 2000.

      We have a commercial paper program providing up to $2 billion of borrowing ability. We also have financing arrangements with third-party lenders, put in place in June 2000, to provide up to a total of $2 billion of contractually committed, unsecured revolving credit facilities. These facilities are split evenly between 364-day commitments maturing in June 2001 and five-year commitments maturing in June 2005. Any borrowings under the revolving credit facilities would bear interest based on a variable interest rate option selected at the time of borrowing. We intend to use the commercial paper program as our primary short-term financing source and do not intend to exceed $2 billion of aggregate borrowing under the commercial paper program and revolving credit facilities. As of March 31, 2001, the outstanding balance under our commercial paper program was $338 million; we had no borrowings under our revolving credit facilities.

      We expect cash flow from operations and borrowings, and from available liquidity, to fund requirements for working capital, capital expenditures, research and development, pension funding, dividend and debt service for at least the next year.

Cash Flows

Operating Activities

      Cash used in operating activities during the first three months of 2001 totaled $187 million compared with $846 million for the same period in 2000. Net cash used in operating activities during the first three months of 2000 was in part associated with our spin-off from Ford, including payments to Ford totaling about $570 million to prepay certain healthcare costs for active employees, and other working capital changes. The improvement in 2001 reflects primarily a net favorable change in working capital compared with the prior year.

Investing Activities

      Cash used in investing activities was $254 million during the first three months of 2001 compared with $125 million for the same period in 2000, reflecting primarily capital expenditures and investments in marketable securities. Our capital expenditures were $172 million during this period, and are in line with expected full year capital expenditures of about $800 million in 2001.

Financing Activities

      Cash used in financing activities totaled $25 million in the first three months of 2001 compared with cash provided by financing activities of $58 million in the first three months of 2000. For the first three months of 2001, cash used in financing activities reflects primarily repayment of amounts outstanding under our commercial paper program as well as other debt.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

For the first three months of 2000, cash provided by financing activities of $58 million reflects primarily additional short-term borrowing.

      On April 11, 2001, the Visteon Board of Directors declared a dividend of $0.06 per share on the company’s Common Stock, payable on June 1, 2001, to the stockholders of record as of May 2, 2001. The dividend of $0.06 per share declared by the Visteon Board of Directors on January 10, 2001, was paid on March 1, 2001.

Subsequent Event

Implementation of Customer-Focused Corporate Structure

      Visteon expects to complete implementation of its customer-focused corporate structure by the end of the second quarter of 2001. As part of the new structure, organizational layers have been removed and staff functions streamlined. During April 2001, about 950 U.S. staff jobs, representing about 12 percent of Visteon’s U.S. salaried workforce, were eliminated. We expect about 1,800 jobs will be eliminated worldwide when combined with the actions implemented in April 2001. The structuring is expected to be completed by the end of the second quarter of 2001. Associated with this action, Visteon will record a one-time charge estimated at $135 million after taxes ($215 million before taxes) in the second quarter of 2001. These costs are expected to be recovered in a little more than a year.

Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes to our exposures to market risk since December 31, 2000.

New Accounting Standard

      Visteon adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS 133 (as amended by SFAS 137 and 138) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of the instruments at fair value. The first quarter impact of implementing this new standard on Visteon’s results of operations and financial condition was not material.

Other Financial Information

      PricewaterhouseCoopers LLP, our independent accountants, performed a limited review of the financial data presented on pages 1 through 5 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the 1933 Act and the independent accountant’s liability under Section 11 does not extend to it. The financial data includes any material adjustments or disclosures proposed by PricewaterhouseCoopers LLP as a result of their review.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In April 2001, we completed the purchase of speech recognition technology from Lernout and Hauspie Speech Products N.V. (“L&H”) and withdrew our claims against L&H and their chief executive officer, John Duerden. We are also involved in legal proceedings, which are ordinary, routine proceedings, incidental to the conduct of our business. We do not believe that any legal proceedings to which we are a party will have a material adverse effect on our financial condition or results of operations, although such an outcome is possible.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Please refer to the Exhibit Index on Page 13.

(b)  Reports on Form 8-K

      The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 2001:

      Current Report on Form 8-K dated January 11, 2001, included information relating to the election of two additional directors.

      Current Report on Form 8-K dated January 11, 2001, included information relating to the declaration of a cash dividend.

      Current Report on Form 8-K dated January 18, 2001, included information relating to our fourth quarter and fiscal year 2000 results.

      Current Report on Form 8-K dated February 27, 2001, included information relating to risks and uncertainties facing our company.

      Current Report on Form 8-K dated March 5, 2001, included information relating to the revision of the quarterly segment financial information for 1999.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ PHILIP G. PFEFFERLE

Philip G. Pfefferle
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Date: May 2, 2001

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated By-laws (1)
4.1	Indenture dated as of June 23, 2000 with Bank One Trust Company, N.A., as Trustee (2)
4.2	Form of Visteon Common Stock Certificate (3)
10.1	Master Transfer Agreement (4)
10.2	Purchase and Supply Agreement (4)
10.3	Letter Relating to Price Reductions (4)
10.4	Master Separation Agreement (5)
10.5	Aftermarket Relationship Agreement (3)
10.6	Hourly Employee Assignment Agreement (3)
10.7	Employee Transition Agreement (3)
10.8	Tax Sharing Agreement (4)
10.9	2000 Incentive Plan (6)
10.10	Form of Revised Change in Control Agreement (7)
10.11	Issuing and Paying Agency Agreement (1)
10.12	Master Note (1)
10.13	Letter Loan Agreement (1)
10.14	Deferred Compensation Plan for Non-Employee Directors (7)
10.15	Restricted Stock Plan for Non-Employee Directors (8)
10.16	Deferred Compensation Plan (7)
10.17	Form of Savings Parity Plan (7)
10.18	Form of Pension Parity Plan (7)
10.19	Form of Supplemental Executive Retirement Plan (7)
12.1	Statement re: Computation of Ratios
15.1	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated April 30, 2001, relating to Financial Information

(1)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed July 24, 2000 (File No. 001-15827).

(2)	Incorporated by reference to exhibit 4.1 filed with Visteon’s Current Report on Form 8-K, dated July 31, 2000, filed August 16, 2000 (File No. 001-15827).

(3)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form 10, filed May 19, 2000 (File No. 001-15827).

(4)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Registration Statement on Form S-1, filed June 2, 2000 (File No. 333-38388).

(5)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form S-1, filed June 6, 2000 (Registration No. 333-38388).

(6)	Incorporated by reference to Appendix E of Visteon’s 2001 Proxy Statement, filed on March 26, 2001 (File No. 001-15827).

(7)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Annual Report on Form 10-K, filed on February 27, 2001 (File No. 001-15827).

(8)	Incorporated by reference to Appendix F of Visteon’s 2001 Proxy Statement, filed on March 26, 2001 (File No. 001-15827).