Form 10-Q
period 2001-06-30
VISTEON CORP
filed 2001-07-26
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001, or

☐

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

Yes  ✓     No

     Applicable Only to Corporate Issuers: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2001, the Registrant had outstanding 130,657,975 shares of Common Stock, par value $1.00 per share.

Exhibit index located on page number 17.

VISTEON CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended June 30, 2001 and 2000
(in millions, except per share amounts)

	Second Quarter		First Half

	2001	2000	2001	2000

	(unaudited)		(unaudited)

Sales

Ford and affiliates	$4,067	$4,571	$7,980	$9,047

Other customers	838	738	1,648	1,487

Total sales	4,905	5,309	9,628	10,534

Costs and expenses (Notes 2 and 3)

Costs of sales	4,686	4,849	9,152	9,644

Selling, administrative and other expenses	261	192	450	369

Total costs and expenses	4,947	5,041	9,602	10,013

Operating income (loss)	(42)	268	26	521

Interest income	14	18	33	52

Interest expense	36	30	72	87

Net interest expense	(22)	(12)	(39)	(35)

Equity in net income of affiliated companies	7	10	11	17

Income (loss) before income taxes	(57)	266	(2)	503

Provision (benefit) for income taxes	(23)	96	(4)	182

Income (loss) before minority interests	(34)	170	2	321

Minority interests in net income of subsidiaries	6	8	11	12

Net income (loss)	$(40)	$162	$(9)	$309

Average number of shares of Common Stock outstanding (Note 4)	131	130	131	130

Earnings (loss) and dividends per share (Note 4)

Basic and diluted	$(0.31)	$1.25	$(0.07)	$2.38

Cash dividends	$0.06	$—	$0.12	$—

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	June 30,	December 31,
	2001	2000

	(unaudited)

Assets

Cash and cash equivalents	$1,195	$1,412

Marketable securities	68	65

Total cash and marketable securities	1,263	1,477

Accounts receivable — Ford and affiliates	1,835	1,333

Accounts receivable — other customers	903	857

Total receivables	2,738	2,190

Inventories (Note 5)	908	948

Deferred income taxes	193	192

Prepaid expenses and other current assets	134	198

Total current assets	5,236	5,005

Equity in net assets of affiliated companies	147	142

Net property	5,394	5,497

Deferred income taxes	126	100

Other assets	517	581

Total assets	$11,420	$11,325

Liabilities and Stockholders’ Equity

Trade payables	$2,079	$1,949

Accrued liabilities	1,011	1,086

Income taxes payable	109	147

Debt payable within one year	581	622

Total current liabilities	3,780	3,804

Long-term debt	1,390	1,397

Other liabilities	2,835	2,601

Deferred income taxes	16	18

Total liabilities	8,021	7,820

Stockholders’ equity
Capital stock

Preferred Stock, par value $1.00, 50 million shares authorized, none outstanding	—	—

Common Stock, par value $1.00, 500 million shares authorized, 131 million shares issued and outstanding	131	131

Capital in excess of par value of stock	3,315	3,311

Accumulated other comprehensive income	(246)	(179)

Other	(30)	(12)

Earnings retained for use in business	229	254

Total stockholders’ equity	3,399	3,505

Total liabilities and stockholders’ equity	$11,420	$11,325

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2001 and 2000
(in millions)

	First Half	First Half
	2001	2000

	(unaudited)

Cash and cash equivalents at January 1	$1,412	$1,849

Cash flows provided by (used in) operating activities	182	(1,619)
Cash flows from investing activities

Capital expenditures	(340)	(284)

Purchases of securities	(148)	—

Sales and maturities of securities	145	—

Other	35	(13)

Net cash used in investing activities	(308)	(297)
Cash flows from financing activities

Cash distributions from prior owner	—	85

Commercial paper (repayments) issuances, net	(9)	410

Payments on short-term debt	—	(509)

Proceeds from issuance of short-term debt	1	1,200

Proceeds from issuance of other debt	54	14

Principal payments on other debt	(97)	(200)

Purchase of treasury stock	(20)	—

Cash dividends	(16)	—

Other	—	21

Net cash (used in) provided by financing activities	(87)	1,021

Effect of exchange rate changes on cash	(4)	11

Net decrease in cash and cash equivalents	(217)	(884)

Cash and cash equivalents at June 30	$1,195	$965

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(unaudited)

      1.  Financial Statements — The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, including normal recurring adjustments, necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on February 27, 2001.

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

      2.  Selected costs and expenses are summarized as follows:

	Second Quarter		First Half

	2001	2000	2001	2000

	(in millions)

Depreciation	$142	$155	$282	$299

Amortization	26	21	56	43

Total	$168	$176	$338	$342

      3.  Special Charges — During the second quarter of 2001, as part of a review of staff and plant operations, Visteon eliminated more than 2,000 salaried positions worldwide. As a result of these actions, Visteon recorded a pre-tax charge of $146 million in the second quarter of 2001 reflecting retirement and separation programs that were implemented during the quarter. About 90% of the separations were completed in the second quarter of 2001. The remaining separations, related primarily to European employees that have accepted benefits under voluntary programs, will be completed during the second half of 2001.

      In addition, Visteon recorded a pre-tax charge in the second quarter of 2001 of $12 million related to the planned closure of two European facilities, ZEM in Poland and Wickford in the U.K., and other actions.

      Of the total pre-tax charges of $158 million ($100 million after-tax) described above, $81 million is recorded in selling, administrative and other expenses and $77 million is recorded in costs of sales, and $142 million is recorded by the Automotive Operations segment and $16 million is recorded by the Glass Operations segment. As of June 30, 2001, Visteon has spent or utilized about $87 million related to these charges, which includes $50 million incurred related to special pension and other postretirement benefits, $32 million of cash payments mainly for severance pay and $5 million related to the non-cash write-down to fair value of certain plant assets.

      During the second quarter of 2000, Visteon recorded a pre-tax charge of approximately $13 million ($8 million after-tax) for Visteon-designated employees that were part of special voluntary retirement and separation programs.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      4.  Income Per Share of Common Stock — Basic income per share of common stock is calculated by dividing the income attributable to common stock by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. The calculation of diluted income per share takes into account the effect of dilutive potential common stock, such as stock options and restricted stock. For the second quarter and first half of 2001 potential common stock of about 404,000 and 202,000 shares, respectively, is excluded as its effect would have been antidilutive. For purposes of the earnings per share calculations, 130 million shares of common stock are treated as outstanding for periods prior to the spin-off from Ford.

      Shareholder approval was obtained at the May 2001 Annual Meeting of the Visteon Shareholders for the Visteon Corporation 2000 Incentive Plan (“Incentive Plan”), and the related awards granted under this plan through such date, and the Visteon Corporation Employees Equity Incentive Plan (“EEIP”). The total number of shares of Visteon common stock subject to awards under the Incentive Plan and EEIP is 13 million and 6.5 million shares, respectively.

      During the second quarter of 2001, Visteon granted under the Incentive Plan about 900,000 shares of performance-based restricted stock and granted under the Incentive Plan and EEIP options covering about 3.1 million shares with an exercise price equal to the average of the highest and lowest prices at which Visteon common stock was traded on the New York Stock Exchange on the grant date. The performance-based restricted stock awards vest upon the achievement of the applicable performance goals at the completion of a performance period, which is generally three years. Performance goals are related to return on equity and quality measures. Compensation expense is recognized over the performance period based upon an estimate of the likelihood of achieving the performance goals and also reflects changes in the price of Visteon common stock. Stock options will become exercisable one-third after one year from the date of grant, an additional one-third after two years and in full after three years, and expire 10 years from the date of grant.

      5.  Inventories are summarized as follows:

	June 30,	December 31,
	2001	2000

	(in millions)

Raw materials, work-in-process and supplies	$765	$829

Finished products	143	119

Total inventories	$908	$948

U.S. inventories	$572	$586

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      6.  Debt — During the second quarter of 2001, Visteon amended its financing arrangements with third-party lenders that provide $2 billion of contractually committed, unsecured revolving credit facilities. The amendments extended the maturity dates on both the 364-day and long-term facilities by one year, while all other terms remained substantially the same.

      7.  Comprehensive Income — Other comprehensive income mainly includes foreign currency translation adjustments. Total comprehensive income is summarized as follows:

	Second Quarter		First Half

	2001	2000	2001	2000

	(in millions)

Net income (loss)	$(40)	$162	$(9)	$309

Other comprehensive income (loss)	(47)	(21)	(67)	(58)

Total comprehensive income (loss)	$(87)	$141	$(76)	$251

      8.  Accounting Change — Visteon adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS 133 (as amended by SFAS 137 and 138) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of the instruments at fair value. The change in fair value of a derivative is required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction.

      Consistent with the first quarter of 2001, the impact of implementing this new standard on Visteon’s results of operations and financial condition for the three and six months ended June 30, 2001, was not material.

      9.  Segment Information — Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. Visteon’s chief operating decision-making group is the Strategy Council, which is comprised of the Chairman and Chief Executive Officer and six other senior executives.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      9.  Segment Information — (Continued) — In the second quarter of 2001, Visteon implemented a new organization which is focused on customer business groups, and supported by centralized product development, manufacturing and administrative functions. Consistent with the new organization, Visteon’s reportable operating segments are Automotive Operations and Glass Operations. Automotive Operations provides various automotive systems and components mainly to OEM customers; Glass Operations supplies architectural and flat glass to a broad customer base, including OEMs. The new segments replace the previous product-oriented reportable operating segments. Prior year information has been restated to conform with the new organization. Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

		(in millions)

Second Quarter
2001

Sales	$4,730	$175	$4,905

Income (loss) before taxes	(45)	(12)	(57)

Net income (loss)	(33)	(7)	(40)

Average assets	11,113	309	11,422

2000

Sales	$5,105	$204	$5,309

Income (loss) before taxes	284	(18)	266

Net income (loss)	173	(11)	162

Average assets	11,134	609	11,743

First Half
2001

Sales	$9,288	$340	$9,628

Income (loss) before taxes	15	(17)	(2)

Net income (loss)	—	(9)	(9)

Average assets	11,069	304	11,373

2000

Sales	$10,133	$401	$10,534

Income (loss) before taxes	523	(20)	503

Net income (loss)	321	(12)	309

Average assets	11,395	677	12,072

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Visteon Corporation

      We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its subsidiaries as of June 30, 2001, and the related consolidated statement of income and condensed consolidated statement of cash flows for the three-month and six-month periods ended June 30, 2001 and June 30, 2000. These financial statements are the responsibility of the company’s management.

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

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
July 18, 2001

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

      The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, including normal recurring adjustments, necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on February 27, 2001.

Overview

      In the second quarter of 2001 Visteon’s worldwide sales were $4.9 billion, compared with $5.3 billion in the second quarter of 2000. Visteon reported a net loss of $40 million in the second quarter of 2001, including restructuring costs of $100 million after taxes. Second quarter net income excluding restructuring costs was $60 million, compared with net income of $162 million in the second quarter of 2000.

      Worldwide sales totaled $9.6 billion in the first six months of 2001, compared with $10.5 billion in the first six months of 2000. Net loss was $9 million in the first six months of 2001, compared with net income of $309 million in 2000. Excluding restructuring costs of $100 million after taxes, net income in the first six months of 2001 was $91 million.

      In the second quarter of 2001, Visteon implemented a number of restructuring actions which will contribute favorably to cost reduction efforts. These actions included implementation of a new corporate structure, which included the elimination of about 2,000 salaried positions worldwide, and the announcement of the closure of two European facilities and consolidation of the work to other Visteon facilities.

      As a result of these actions, Visteon recorded a pre-tax charge of $158 million ($100 million after taxes), of which $146 million ($92 million after taxes) is associated with the salaried restructuring and $12 million ($8 million after taxes) related primarily to the closure of two European facilities. The salaried restructuring actions have already yielded cost savings and other benefits, with payback expected in no more than one year.

      Consistent with the new corporate structure, segment reporting was changed to reflect the following segments: Automotive Operations and Glass Operations. Automotive Operations provides various automotive systems and components mainly to OEM customers; Glass Operations supplies architectural and flat glass to a broad customer base, including OEM’s. The new segments replace the previous product-oriented reportable operating segments: Comfort, Communication & Safety, Dynamics & Energy Conversion, and Glass.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

Results of Operations

Second Quarter 2001 Compared with Second Quarter 2000

      The following table shows sales attributable to each of our segments for the periods indicated:

	Second Quarter		2001
			(Under)
	2001	2000	2000

	(in millions)

Automotive Operations	$4,730	$5,105	$(375)

Glass Operations	175	204	(29)

Total sales	$4,905	$5,309	$(404)

      Sales for Automotive Operations were $4.7 billion, compared with $5.1 billion in the second quarter of 2000, a decrease of $375 million. Sales for Glass Operations were $175 million in the second quarter of 2001, compared with $204 million in the second quarter of 2000, a decline of $29 million. The decrease in sales for Automotive Operations reflects primarily year-over-year reductions in customer production volumes in North America, annual price reductions granted to our customers and unfavorable currency factors. Sales realized from new business with Ford and other customers were a partial offset. The decrease in sales for our Glass Operations segment reflects primarily lower North American customer production volumes.

      The following table shows net income (loss) for each of our segments for the periods indicated:

	Second Quarter		2001
			Over/(Under)
	2001	2000	2000

	(in millions)

Automotive Operations	$(33)	$173	$(206)

Glass Operations	(7)	(11)	4

Total net income (loss)	$(40)	$162	$(202)

      Net loss for Automotive Operations was $33 million in the second quarter of 2001, compared with net income of $173 million in the second quarter of 2000. Net loss for Glass Operations was $7 million in the second quarter of 2001, an improvement of $4 million compared with the second quarter of 2000. Second quarter 2001 results included after-tax restructuring costs of $90 million and $10 million for Automotive Operations and Glass Operations, respectively. The decrease in net income for Automotive Operations reflected primarily customer price reductions, lower customer production in North America and restructuring costs, offset partially by cost reductions. The decrease in losses for our Glass Operations segment reflects cost reductions from improved operating efficiencies, offset partially by restructuring costs and lower production volumes. Second quarter 2001 results for Glass Operations were also impacted favorably by lower depreciation cost.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

First Half 2001 Compared with First Half 2000

      The following table shows sales attributable to each of our segments for the first half of 2001 and 2000:

	First Half		2001
			(Under)
	2001	2000	2000

	(in millions)

Automotive Operations	$9,288	$10,133	$(845)

Glass Operations	340	401	(61)

Total sales	$9,628	$10,534	$(906)

      Sales for our Automotive Operations segment were $9.3 billion, compared with $10.1 billion in the first half of 2000, a decrease of $845 million. Glass Operations sales were $340 million in the first half of 2001, compared with $401 million in the first half of 2000, a decline of $61 million. The decrease in sales for Automotive Operations reflects primarily year-over-year reductions in customer production volumes in North America, annual price reductions granted to our customers and unfavorable currency factors. Sales realized from new business were a partial offset. The decrease in sales for our Glass Operations segment reflects primarily lower North American customer production volumes and annual price reductions granted to our customers.

      The following table shows net income (loss) for each of our segments for the first half of 2001 and 2000:

	First Half		2001
			Over/(Under)
	2001	2000	2000

	(in millions)

Automotive Operations	$—	$321	$(321)

Glass Operations	(9)	(12)	3

Total net income (loss)	$(9)	$309	$(318)

      Automotive Operations in the first half of 2001 were break-even, down $321 million from the first half of 2000. Net loss for Glass Operations was $9 million in the first half of 2001, reflecting an improvement of $3 million compared with the first half of 2000. First half of 2001 results include after-tax restructuring costs of $90 million and $10 million for Automotive Operations and Glass Operations, respectively. The decrease in net income for Automotive Operations was primarily the result of customer price reductions, lower customer production in North America and restructuring costs, offset partially by cost reductions. The decrease in net loss for our Glass Operations segment reflects improved operating efficiencies, offset partially by decreased customer production volumes, restructuring costs and annual price reductions granted to our customers. First half of 2001 results for Glass Operations were also impacted favorably by lower depreciation cost.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources

      Our balance sheet reflects cash and marketable securities of almost $1.3 billion and total debt of $2 billion at June 30, 2001, and total cash and marketable securities of $1.5 billion and total debt of $2 billion at December 31, 2000. Our net debt, defined as the amount that total debt exceeds total cash and marketable securities, was $708 million at June 30, 2001, and $542 million at December 31, 2000. The change in our cash and marketable securities and net debt reflects primarily a seasonal increase in trade working capital levels required to support higher sales activity during the latter half of the second quarter of 2001, compared with sales activity in the latter half of the fourth quarter of 2000.

      Our ratio of total debt to total capital, which consists of total debt plus total stockholders’ equity, was 37% at June 30, 2001, unchanged from the December 31, 2000 level.

      We have a commercial paper program providing up to $2 billion of borrowing ability. In June 2001, we amended our financing arrangements with third-party lenders that provide $2 billion of contractually committed, unsecured revolving credit facilities. The financing arrangements are a 364-day revolving credit line and a long-term revolving credit line providing funding until June 2006. Any borrowings under the revolving credit facilities would bear interest based on a variable interest rate option selected at the time of borrowing. We intend to use the commercial paper program as our primary short-term financing source and do not intend to exceed $2 billion of aggregate borrowing under the commercial paper program and revolving credit facilities. As of June 30, 2001, the outstanding balance under our commercial paper program was $346 million; we had no borrowings under our revolving credit facilities.

      We expect cash flow from operations and borrowings, and from available liquidity, to fund requirements for working capital, capital expenditures, research and development, pension funding, dividends and debt service for at least the next year.

Cash Flows

Operating Activities

      Cash provided by operating activities during the first six months of 2001 totaled $182 million, compared with cash used by operating activities of $1.6 billion for the same period in 2000. Cash provided by operating activities in the first six months of 2001 reflected primarily profits from operations before depreciation and amortization, offset partially by changes in working capital. Net cash used in operating activities during the first six months of 2000 was caused primarily by changes in receivables, payables, and other working capital items resulting primarily from effects associated with our spin-off from Ford, including payments totaling about $570 million to Ford to prepay certain healthcare costs for active employees.

Investing Activities

      Cash used in investing activities was $308 million during the first six months of 2001, compared with $297 million for the same period in 2000, reflecting primarily capital expenditures. Our capital expenditures were $340 million during the first six months of 2001, and are in line with expected full year capital expenditures of about $800 million in 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

Financing Activities

      Cash used in financing activities totaled $87 million in the first six months of 2001, compared with cash provided by financing activities of $1 billion in the first six months of 2000. For the first six months of 2001, cash used in financing activities reflects primarily repayments of debt and about $20 million related to the purchase of approximately 1.1 million shares of common stock related to stock awards granted under stock incentive plans. For the first six months of 2000, cash provided by financing activities of $1 billion reflects primarily actions associated with our spin-off from Ford, including proceeds from issuances of commercial paper and borrowings under a $1.2 billion short-term unsecured financing arrangement with a third-party lender, net of repayments of debt primarily to Ford.

      On July 11, 2001, the Visteon Board of Directors declared a dividend of $0.06 per share on the company’s common stock, payable on September 4, 2001, to the stockholders of record as of August 3, 2001. The dividend of $0.06 per share declared by the Visteon Board of Directors on April 11, 2001, was paid on June 1, 2001.

Quantitative and Qualitative Disclosures About Market Risk

      There are no known material changes to our exposures to market risk at this time.

New Accounting Standards

      Visteon adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS 133 (as amended by SFAS 137 and 138) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of the instruments at fair value. Consistent with the first quarter of 2001, the impact of implementing this new standard on Visteon’s results of operations and financial condition for the three and six months ended June 30, 2001, was not material.

      Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” was recently approved by the Financial Accounting Standards Board. SFAS 142 establishes a new accounting standard for goodwill acquired in a business combination. SFAS 142 would continue to require recognition of goodwill as an asset but would no longer permit amortization of goodwill. In addition, SFAS 142 establishes a new method of testing goodwill for impairment by using a fair-value based approach. In accordance with the transition provisions of SFAS 142, goodwill related to acquisitions made prior to June 30, 2001 shall no longer be amortized starting in the first quarter of 2002. Total goodwill included in other assets, net of accumulated amortization, was $357 million at June 30, 2001. Amortization expense related to goodwill for the first half of 2001 was about $12 million.

Other Financial Information

      PricewaterhouseCoopers LLP, our independent accountants, performed a limited review of the financial data presented on pages 1 through 7 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the 1933 Act and the independent accountant’s liability under Section 11 does not extend to it.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      We are involved in legal proceedings, which are ordinary, routine proceedings, incidental to the conduct of our business. We do not believe that any legal proceedings to which we are a party will have a material adverse effect on our financial condition or results of operations, although such an outcome is possible.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders was held on May 9, 2001. At the meeting, the following matters were submitted to a vote of the stockholders:

(1)	The election of two directors to serve for a three-year term beginning at the 2001 annual stockholders’ meeting and expiring at the 2004 annual stockholders’ meeting. The vote with respect to each nominee was as follows:

Nominee	For	Withheld

Steven K. Hamp	110,158,840	2,359,885

Robert M. Teeter	110,142,343	2,376,382

(2)	The ratification of the appointment of PricewaterhouseCoopers LLP as Visteon’s independent auditors for the fiscal year 2001.

For	Against	Abstain

110,245,130	1,699,595	574,000

(3)	The ratification of the board’s adoption of the Visteon Corporation 2000 Incentive Plan.

For	Against	Abstain

73,859,472	11,286,518	1,021,583

(4)	The ratification of the board’s adoption of the Visteon Corporation Restricted Stock Plan for Non-Employee Directors.

For	Against	Abstain

76,211,581	7,722,553	2,233,439

(5)	The ratification of the board’s adoption of the Visteon Corporation Employees Equity Incentive Plan.

For	Against	Abstain

75,931,989	9,153,182	1,082,402

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Please refer to the Exhibit Index on Page 17.

(b)  Reports on Form 8-K

      The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 2001:

      Current Report on Form 8-K dated April 4, 2001, included information relating to our restructuring.

      Current Report on Form 8-K dated April 11, 2001, included information relating to the declaration of a cash dividend.

      Current Report on form 8-K dated April 20, 2001, included information relating to our first quarter 2001 results.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ PHILIP G. PFEFFERLE

Philip G. Pfefferle
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Date: July 24, 2001

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated By-laws (1)
4.1	Indenture dated as of June 23, 2000 with Bank One Trust Company, N.A., as Trustee (2)
4.2	Form of Visteon Common Stock Certificate (3)
10.1	Master Transfer Agreement (4)
10.2	Purchase and Supply Agreement (4)
10.3	Letter Relating to Price Reductions (4)
10.4	Master Separation Agreement (5)
10.5	Aftermarket Relationship Agreement (3)
10.6	Hourly Employee Assignment Agreement (3)
10.7	Employee Transition Agreement (3)
10.8	Tax Sharing Agreement (4)
10.9	2000 Incentive Plan (6)
10.10	Form of Revised Change in Control Agreement (7)
10.11	Issuing and Paying Agency Agreement (1)
10.12	Master Note (1)
10.13	Letter Loan Agreement (1)
10.14	Deferred Compensation Plan for Non-Employee Directors (7)
10.15	Restricted Stock Plan for Non-Employee Directors (8)
10.16	Deferred Compensation Plan (7)
10.17	Form of Savings Parity Plan (7)
10.18	Form of Pension Parity Plan (7)
10.19	Form of Supplemental Executive Retirement Plan (7)
12.1	Statement re: Computation of Ratios
15.1	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated July 24, 2001, relating to Financial Information

(1)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed July 24, 2000 (File No. 001-15827).

(2)	Incorporated by reference to exhibit 4.1 filed with Visteon’s Current Report on Form 8-K, dated July 31, 2000, filed August 16, 2000 (File No. 001-15827).

(3)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form 10, filed May 19, 2000 (File No. 001-15827).

(4)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Registration Statement on Form S-1, filed June 2, 2000 (File No. 333-38388).

(5)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form S-1, filed June 6, 2000 (Registration No. 333-38388).

(6)	Incorporated by reference to Appendix E of Visteon’s 2001 Proxy Statement, filed on March 26, 2001 (File No. 001-15827).

(7)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Annual Report on Form 10-K, filed on February 27, 2001 (File No. 001-15827).

(8)	Incorporated by reference to Appendix F of Visteon’s 2001 Proxy Statement, filed on March 26, 2001 (File No. 001-15827).