Form 10-Q
period 2001-09-30
VISTEON CORP
filed 2001-11-14
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001, or

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

Yes  ✓     No

     Applicable Only to Corporate Issuers: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2001, the Registrant had outstanding 130,366,044 shares of Common Stock, par value $1.00 per share.

Exhibit index located on page number 16.

VISTEON CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended September 30, 2001 and 2000
(in millions, except per share amounts)

	Third Quarter		First Nine Months

	2001	2000	2001	2000

	(unaudited)		(unaudited)

Sales

Ford and affiliates	$3,005	$3,675	$10,985	$12,722

Other customers	717	729	2,365	2,216

Total sales	3,722	4,404	13,350	14,938

Costs and expenses (Notes 2 and 3)

Costs of sales	3,677	4,128	12,829	13,772

Selling, administrative and other expenses	176	183	626	552

Total costs and expenses	3,853	4,311	13,455	14,324

Operating income (loss)	(131)	93	(105)	614

Interest income	13	21	46	73

Interest expense	33	40	105	127

Net interest expense	(20)	(19)	(59)	(54)

Equity in net income of affiliated companies	5	8	16	25

Income (loss) before income taxes	(146)	82	(148)	585

Provision (benefit) for income taxes	(57)	27	(61)	209

Income (loss) before minority interests	(89)	55	(87)	376

Minority interests in net income of subsidiaries	6	7	17	19

Net income (loss)	$(95)	$48	$(104)	$357

Average number of shares of Common Stock outstanding (Note 4)	130	131	131	130

Earnings (loss) and dividends per share (Note 4)

Basic and diluted	$(0.74)	$0.37	$(0.80)	$2.75

Cash dividends	$0.06	$0.06	$0.18	$0.06

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	September 30,	December 31,
	2001	2000

	(unaudited)

Assets

Cash and cash equivalents	$881	$1,412

Marketable securities	97	65

Total cash and marketable securities	978	1,477

Accounts receivable — Ford and affiliates	1,625	1,333

Accounts receivable — other customers	839	857

Total receivables	2,464	2,190

Inventories (Note 5)	1,022	948

Deferred income taxes	194	192

Prepaid expenses and other current assets	165	198

Total current assets	4,823	5,005

Equity in net assets of affiliated companies	151	142

Net property	5,451	5,497

Deferred income taxes	249	100

Other assets	546	581

Total assets	$11,220	$11,325

Liabilities and Stockholders’ Equity

Trade payables	$1,869	$1,949

Accrued liabilities	943	1,086

Income taxes payable	23	65

Debt payable within one year	616	622

Total current liabilities	3,451	3,722

Long-term debt	1,372	1,397

Other liabilities	3,041	2,683

Deferred income taxes	18	18

Total liabilities	7,882	7,820

Stockholders’ equity
Capital stock

Preferred Stock, par value $1.00, 50 million shares authorized, none outstanding	—	—

Common Stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 130 million and 131 million shares outstanding, respectively	131	131

Capital in excess of par value of stock	3,310	3,311

Accumulated other comprehensive income	(201)	(179)

Other	(28)	(12)

Earnings retained for use in business	126	254

Total stockholders’ equity	3,338	3,505

Total liabilities and stockholders’ equity	$11,220	$11,325

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2001 and 2000
(in millions)

	First Nine	First Nine
	Months 2001	Months 2000

	(unaudited)

Cash and cash equivalents at January 1	$1,412	$1,849

Cash flows provided by (used in) operating activities	62	(922)
Cash flows from investing activities

Capital expenditures	(516)	(503)

Purchases of securities	(240)	(126)

Sales and maturities of securities	210	—

Acquisitions and investments in joint ventures, net	(5)	(30)

Other	39	(14)

Net cash used in investing activities	(512)	(673)
Cash flows from financing activities

Cash distributions from prior owner	—	85

Commercial paper issuances, net	1	302

Payments on short-term debt	—	(1,775)

Proceeds from issuance of short-term debt	1	1,374

Proceeds from issuance of other debt	95	1,212

Principal payments on other debt	(124)	(185)

Purchase of treasury stock	(25)	—

Cash dividends	(24)	(8)

Other	2	(86)

Net cash (used in) provided by financing activities	(74)	919

Effect of exchange rate changes on cash	(7)	17

Net decrease in cash and cash equivalents	(531)	(659)

Cash and cash equivalents at September 30	$881	$1,190

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(unaudited)

      1.  Financial Statements — The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, including normal recurring adjustments, necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on February 27, 2001. Certain amounts for prior periods were reclassified to conform with present period presentation.

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

      2.  Selected costs and expenses are summarized as follows:

	Third Quarter		First Nine Months

	2001	2000	2001	2000

	(in millions)

Depreciation	$150	$147	$432	$446

Amortization	22	24	78	67

Total	$172	$171	$510	$513

      3.  Special Charges — During the third quarter of 2001, Visteon recorded a pre-tax charge of $34 million related to special voluntary retirement and separation programs offered to hourly employees located at Visteon’s Nashville Glass plant. This action resulted in the separation of about 245 employees during the third quarter of 2001. As of September 30, 2001, Visteon has spent or utilized about $24 million related to this charge, which consists of amounts incurred related to special pension and other postretirement benefits, with the majority of the remaining charge expected to be spent in the fourth quarter of 2001. The pre-tax charge of $34 million ($21 million after-tax) is recorded in costs of sales and by the Glass Operations segment.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      3.  Special Charges — (Continued) — During the second quarter of 2001, Visteon recorded a pre-tax charge of $146 million related to the elimination of more than 2,000 salaried positions worldwide. About 90% of the separations were completed in the second quarter of 2001 and 5% in the third quarter of 2001. The remaining separations are expected to be completed prior to the end of 2001. In addition, Visteon recorded a pre-tax charge in the second quarter of 2001 of $12 million related to the planned closure of two European facilities, ZEM in Poland and Wickford in the U.K., and other actions. Of the total pre-tax charges of $158 million ($100 million after-tax), $81 million is recorded in selling, administrative and other expenses and $77 million is recorded in costs of sales, and $142 million is recorded by the Automotive Operations segment and $16 million is recorded by the Glass Operations segment. During the third quarter of 2001, Visteon spent about $38 million mainly for severance pay. As of September 30, 2001, Visteon has spent or utilized about $125 million related to these charges, which includes $70 million of cash payments, $50 million incurred related to special pension and other postretirement benefits and $5 million related to the non-cash write-down to fair value of certain plant assets.

      Visteon recorded a pre-tax charge of approximately $13 million ($8 million after-tax) and $5 million ($3 million after-tax) in the second and third quarters of 2000, respectively, for Visteon employees that were part of special voluntary retirement and separation programs.

      4.  Income (Loss) Per Share of Common Stock — Basic income per share of common stock is calculated by dividing the income attributable to common stock by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. The average number of shares of restricted stock outstanding was about 1,730,000, 1,320,000, 870,000 and 310,000 for the third quarter of 2001, first nine months of 2001, third quarter of 2000 and first nine months of 2000, respectively. The calculation of diluted income per share takes into account the effect of dilutive potential common stock, such as stock options and restricted stock. For the third quarter and first nine months of 2001 potential common stock of about 697,000 and 367,000 shares, respectively, are excluded as the effect would have been antidilutive. For purposes of the earnings per share calculations, 130 million shares of common stock are treated as outstanding for periods prior to the spin-off from Ford.

      5.  Inventories are summarized as follows:

	September 30,	December 31,
	2001	2000

	(in millions)

Raw materials, work-in-process and supplies	$875	$829

Finished products	147	119

Total inventories	$1,022	$948

U.S. inventories	$636	$586

      6.  Comprehensive Income (Loss) — Other comprehensive income mainly includes foreign currency translation adjustments. Total comprehensive income is summarized as follows:

	Third Quarter		First Nine Months

	2001	2000	2001	2000

		(in millions)

Net income (loss)	$(95)	$48	$(104)	$357

Other comprehensive income (loss)	45	(85)	(22)	(143)

Total comprehensive income (loss)	$(50)	$(37)	$(126)	$214

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      7.  Accounting Change — Visteon adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS 133 (as amended by SFAS 137 and 138) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of the instruments at fair value. The change in fair value of a derivative is required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction.

      Consistent with the first and second quarters of 2001, the impact of implementing this new standard on Visteon’s results of operations and financial condition for the three and nine months ended September 30, 2001, was not material.

      8.  Segment Information — Visteon’s reportable operating segments are Automotive Operations and Glass Operations. Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)

Third Quarter
2001

Sales	$3,578	$144	$3,722

Income (loss) before taxes	(112)	(34)	(146)

Net income (loss)	(74)	(21)	(95)

Average assets	10,953	367	11,320

2000

Sales	$4,224	$180	$4,404

Income before taxes	80	2	82

Net income	46	2	48

Average assets	10,887	574	11,461

First Nine Months
2001

Sales	$12,866	$484	$13,350

Income (loss) before taxes	(97)	(51)	(148)

Net income (loss)	(74)	(30)	(104)

Average assets	10,920	353	11,273

2000

Sales	$14,357	$581	$14,938

Income (loss) before taxes	603	(18)	585

Net income (loss)	367	(10)	357

Average assets	11,169	668	11,837

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Visteon Corporation

      We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its subsidiaries as of September 30, 2001, and the related consolidated statement of income and condensed consolidated statement of cash flows for the three-month and nine-month periods ended September 30, 2001 and September 30, 2000. These financial statements are the responsibility of the company’s management.

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
October 17, 2001

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

Overview

      In the third quarter of 2001 Visteon’s worldwide sales were $3.7 billion, compared with $4.4 billion in the third quarter of 2000. Visteon reported a net loss of $95 million in the third quarter of 2001, including restructuring costs of $21 million after taxes. Third quarter net loss excluding restructuring costs was $74 million, compared with net income of $48 million in the third quarter of 2000.

      In the first nine months of 2001 Visteon’s worldwide sales were $13.4 billion, compared with $14.9 billion in the first nine months of 2000. Visteon reported a net loss of $104 million in the first nine months of 2001, including restructuring costs of $121 million after taxes. First nine months net income excluding restructuring costs was $17 million, compared with net income of $357 million in 2000.

      In the third quarter of 2001, Visteon continued restructuring actions which will contribute favorably to cost reductions. In cooperation with the UAW, Visteon implemented certain actions at its Nashville Glass plant, primarily exiting most glass tempering operations and insourcing certain windshield production. Associated with the restructuring actions, Visteon recorded a pre-tax charge of $34 million ($21 million after taxes) related to the separation of about 245 hourly employees at the Nashville Glass plant under special voluntary retirement and separation programs in the third quarter of 2001.

      In the second quarter of 2001, restructuring actions included the implementation of a new corporate structure, which included the elimination of more than 2,000 salaried positions worldwide, and announcement of the closure of two European facilities and consolidation of the work to other Visteon facilities. As a result of these actions, Visteon recorded a pre-tax charge of $158 million ($100 million after taxes), of which $146 million ($92 million after taxes) is associated with the salaried restructuring and $12 million ($8 million after taxes) related primarily to the closure of two European facilities. Relating to the salaried restructuring, about 90% of the salaried separations were completed in the second quarter of 2001, 5% were completed in the third quarter of 2001, and the remaining 5% are expected to be completed prior to the end of 2001.

      We expect an average payback of a little more than a year for restructuring charges recorded to date in 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

Results of Operations

Third Quarter 2001 Compared with Third Quarter 2000

      The following table shows sales attributable to each of our segments for the periods indicated:

	Third Quarter		2001
			(Under)
	2001	2000	2000

	(in millions)

Automotive Operations	$3,578	$4,224	$(646)

Glass Operations	144	180	(36)

Total sales	$3,722	$4,404	$(682)

      Sales for Automotive Operations were $3.6 billion, compared with $4.2 billion in the third quarter of 2000, a decrease of $646 million. Sales for Glass Operations were $144 million in the third quarter of 2001, compared with $180 million in the third quarter of 2000, a decline of $36 million. The decrease in sales for Automotive Operations reflects primarily year-over-year reductions in customer production volumes in North America, annual price reductions granted to our customers and unfavorable currency factors. Sales realized from new business with Ford and other customers were a partial offset. The decrease in sales for our Glass Operations segment reflects primarily lower North American customer production volumes.

      The following table shows net income (loss) for each of our segments for the periods indicated:

	Third Quarter		2001
			(Under)
	2001	2000	2000

	(in millions)

Automotive Operations	$(74)	$46	$(120)

Glass Operations	(21)	2	(23)

Total net income (loss)	$(95)	$48	$(143)

      Net loss for Automotive Operations was $74 million in the third quarter of 2001, compared with net income of $46 million in the third quarter of 2000. Net loss for Glass Operations was $21 million in the third quarter of 2001, a decrease of $23 million compared with the third quarter of 2000. Third quarter 2001 results included after-tax restructuring costs of $21 million for Glass Operations. The decrease in net income for Automotive Operations reflected primarily lower customer production in North America and customer price reductions, offset partially by cost reductions. The loss for our Glass Operations segment reflects restructuring costs and lower production volumes, offset partially by cost reductions from improved operating efficiencies and restructuring savings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

First Nine Months 2001 Compared with First Nine Months 2000

      The following table shows sales attributable to each of our segments for the first nine months of 2001 and 2000:

	First Nine Months		2001
			(Under)
	2001	2000	2000

	(in millions)

Automotive Operations	$12,866	$14,357	$(1,491)

Glass Operations	484	581	(97)

Total sales	$13,350	$14,938	$(1,588)

      Sales for our Automotive Operations segment were $12.9 billion, compared with $14.4 billion in the first nine months of 2000, a decrease of $1.5 billion. Glass Operations sales were $484 million in the first nine months of 2001, compared with $581 million in the first nine months of 2000, a decline of $97 million. The decrease in sales for Automotive Operations reflects primarily year-over-year reductions in customer production volumes in North America, annual price reductions granted to our customers and unfavorable currency factors. Sales realized from new business were a partial offset. The decrease in sales for our Glass Operations segment reflects primarily lower North American customer production volumes and annual price reductions granted to our customers.

      The following table shows net income (loss) for each of our segments for the first nine months of 2001 and 2000:

	First Nine Months		2001
			(Under)
	2001	2000	2000

	(in millions)

Automotive Operations	$(74)	$367	$(441)

Glass Operations	(30)	(10)	(20)

Total net income (loss)	$(104)	$357	$(461)

      Automotive Operations net loss in the first nine months of 2001 was $74 million, compared with net income of $367 million in the first nine months of 2000. Net loss for Glass Operations was $30 million in the first nine months of 2001, reflecting a decrease of $20 million compared with the first nine months of 2000. First nine months of 2001 results include after-tax restructuring costs of $90 million and $31 million for Automotive Operations and Glass Operations, respectively. The decrease in net income for Automotive Operations was primarily the result of lower customer production in North America, customer price reductions and restructuring costs, offset partially by cost reductions. The increase in the net loss for our Glass Operations segment reflects restructuring costs, decreased customer production volumes and annual price reductions granted to our customers, offset partially by improved operating efficiencies and restructuring savings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources

      Our balance sheet reflects cash and marketable securities of $1 billion and total debt of $2 billion at September 30, 2001, and total cash and marketable securities of $1.5 billion and total debt of $2 billion at December 31, 2000. Our net debt, defined as the amount that total debt exceeds total cash and marketable securities, was $1 billion at September 30, 2001, and $0.5 billion at December 31, 2000. The change in our cash and marketable securities and net debt reflects primarily an increase in trade working capital levels and payments related to announced restructuring actions.

      Our ratio of total debt to total capital, which consists of total debt plus total stockholders’ equity, was 37% at September 30, 2001, unchanged from the December 31, 2000 level.

      We have a commercial paper program providing up to $2 billion of borrowing ability. In June 2001, we renewed our financing arrangements with third-party lenders that provide $2 billion of contractually committed, unsecured revolving credit facilities. The financing arrangements are a 364-day revolving credit line and a long-term revolving credit line providing funding until June 2006. Any borrowings under the revolving credit facilities would bear interest based on a variable interest rate option selected at the time of borrowing. We intend to use the commercial paper program as our primary short-term financing source and do not intend to exceed $2 billion of aggregate borrowing under the commercial paper program and revolving credit facilities. As of September 30, 2001, the outstanding balance under our commercial paper program was $354 million; we had no borrowings under our revolving credit facilities.

      We expect cash flow from operations and borrowings, and from available liquidity, to fund requirements for working capital, capital expenditures, research and development, pension funding, dividends and debt service for at least the next year.

Cash Flows

Operating Activities

      Cash provided by operating activities during the first nine months of 2001 totaled $62 million, compared with cash used by operating activities of $922 million for the same period in 2000. Cash provided by operating activities in the first nine months of 2001 reflected primarily profits from operations before depreciation and amortization, offset partially by changes in working capital and payments related to announced restructuring actions. Net cash used in operating activities during the first nine months of 2000 was caused primarily by changes in receivables, payables and other working capital items resulting primarily from effects associated with our spin-off from Ford, including payments totaling about $570 million to Ford to prepay certain healthcare costs for active employees.

Investing Activities

      Cash used in investing activities was $512 million during the first nine months of 2001, compared with $673 million for the same period in 2000, reflecting primarily capital expenditures. Our capital expenditures were $516 million during the first nine months of 2001, and are in line with expected full year capital expenditures of about $800 million in 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

Financing Activities

      Cash used in financing activities totaled $74 million in the first nine months of 2001, compared with cash provided by financing activities of $919 million in the first nine months of 2000. For the first nine months of 2001, cash used in financing activities reflects primarily repayments of debt, the purchase of common stock related to stock awards granted under the company’s compensation plans and dividends. For the first nine months of 2000, cash provided by financing activities reflects primarily proceeds from issuances of commercial paper and proceeds from our offering of unsecured term debt securities. The proceeds of our term debt offering were used to repay the amount previously outstanding under an unsecured financing arrangement. In addition, we made a scheduled payment to Ford of $100 million during the third quarter of 2000, as part of our separation arrangements.

      On October 10, 2001, the Visteon Board of Directors declared a dividend of $0.06 per share on the company’s common stock, payable on December 3, 2001, to the stockholders of record as of November 2, 2001. The dividend of $0.06 per share declared by the Visteon Board of Directors on July 11, 2001, was paid on September 4, 2001.

Quantitative and Qualitative Disclosures About Market Risk

      There are no known material changes to our exposures to foreign currency or commodity risks at this time.

Interest Rate Risk

      Subsequent to September 30, 2001, the company entered into interest rate swaps to manage its interest rate risk. As a result of these swaps, approximately one-half of the company’s borrowings are on a fixed rate basis, with the balance on a variable rate basis, subject to changes in short term interest rates.

New Accounting Standards

      Visteon adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS 133 (as amended by SFAS 137 and 138) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of the instruments at fair value. Consistent with the first and second quarters of 2001, the impact of implementing this new standard on Visteon’s results of operations and financial condition for the three and nine months ended September 30, 2001, was not material.

      Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” was issued by the Financial Accounting Standards Board in July 2001. SFAS 142 establishes a new accounting standard for goodwill acquired in a business combination. SFAS 142 would continue to require recognition of goodwill as an asset but would no longer permit amortization of goodwill. In addition, SFAS 142 establishes a new method of testing goodwill for impairment by using a fair-value based approach. Under this statement, existing intangible assets will be evaluated for possible impairment on the date of transition and periodically, thereafter. In accordance with the transition provisions of SFAS 142, goodwill related to acquisitions made prior to June 30, 2001, shall no longer be amortized starting in the first quarter of 2002. Total goodwill included in other assets, net of accumulated amortization, was $369 million at September 30, 2001. Amortization expense related to goodwill for the first nine months of 2001 was about $17 million. We have not yet determined the effect of adopting SFAS 142 on Visteon’s results of operations and financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” was issued by the Financial Accounting Standards Board in August 2001. SFAS 143 addresses financial reporting and accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is required to be adopted by January 1, 2003. We have not yet determined the effect of adopting SFAS 143 on Visteon’s results of operations and financial condition.

      Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued by the Financial Accounting Standards Board in August 2001. SFAS 144 addresses financial reporting and accounting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and certain provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, and resolves certain implementation issues related to SFAS 121. SFAS 144 removes goodwill from SFAS 121’s scope and establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities. SFAS 144 also expands the scope of activities that will require discontinued operations reporting. This statement is required to be adopted by January 1, 2002. We have not yet determined the effect of adopting SFAS 144 on Visteon’s results of operations and financial condition.

Other Financial Information

      Under terms of the supply agreement and related pricing letter we have entered into with Ford Motor Company (“Ford”), we have agreed to provide them with productivity price adjustments for 2001, 2002 and 2003 that reflect competitive price reductions obtained each year by Ford from its other Tier 1 suppliers. This price adjustment will be calculated using baskets of products composed of identical or substantially similar products as those manufactured by Visteon which Ford purchases from other suppliers. The adjustment for 2001 is scheduled to be finalized in the fourth quarter of this year. At the same time Visteon and Ford are conducting the market basket review, we are also working with Ford to settle certain other commercial matters. Ford and we have committed to resolve these matters promptly. Although the outcome of these matters is not fully predictable, we believe our established reserves are adequate. The final amounts, however, could differ materially from the recorded estimates.

      PricewaterhouseCoopers LLP, our independent accountants, performed a limited review of the financial data presented on pages 1 through 6 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the 1933 Act and the independent accountant’s liability under Section 11 does not extend to it.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Please refer to the Exhibit Index on Page 16.

(b)  Reports on Form 8-K

      The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 2001:

      Current Report on Form 8-K dated July 3, 2001, included information relating to our new reporting segments.

      Current Report on Form 8-K dated July 11, 2001, included information relating to the declaration of a cash dividend.

      Current Report on Form 8-K dated July 11, 2001, included information relating to the appointment of a new corporate officer.

      Current Report on Form 8-K dated July 20, 2001, included information relating to our second quarter 2001 results.

      Current Report on Form 8-K dated September 18, 2001, included information relating to our expected third quarter 2001 results.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ PHILIP G. PFEFFERLE

Philip G. Pfefferle
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Date:  November 14, 2001

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	By-laws as amended through July 11, 2001
4.1	Indenture dated as of June 23, 2000 with Bank One Trust Company, N.A., as Trustee (2)
4.2	Form of Visteon Common Stock Certificate (3)
10.1	Master Transfer Agreement (4)
10.2	Purchase and Supply Agreement (4)
10.3	Letter Relating to Price Reductions (4)
10.4	Master Separation Agreement (5)
10.5	Aftermarket Relationship Agreement (3)
10.6	Hourly Employee Assignment Agreement (3)
10.7	Employee Transition Agreement (3)
10.8	Tax Sharing Agreement (4)
10.9	2000 Incentive Plan (6)
10.10	Form of Revised Change in Control Agreement (7)
10.11	Issuing and Paying Agency Agreement (1)
10.12	Master Note (1)
10.13	Letter Loan Agreement (1)
10.14	Deferred Compensation Plan for Non-Employee Directors (7)
10.15	Restricted Stock Plan for Non-Employee Directors (8)
10.16	Deferred Compensation Plan (7)
10.17	Form of Savings Parity Plan (7)
10.18	Form of Pension Parity Plan (7)
10.19	Form of Supplemental Executive Retirement Plan (7)
12.1	Statement re: Computation of Ratios
15.1	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated November 14, 2001, relating to Financial Information

(1)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed July 24, 2000 (File No. 001-15827).

(2)	Incorporated by reference to exhibit 4.1 filed with Visteon’s Current Report on Form 8-K, dated July 31, 2000, filed August 16, 2000 (File No. 001-15827).

(3)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form 10, filed May 19, 2000 (File No. 001-15827).

(4)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Registration Statement on Form S-1, filed June 2, 2000 (File No. 333-38388).

(5)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form S-1, filed June 6, 2000 (Registration No. 333-38388).

(6)	Incorporated by reference to Appendix E of Visteon’s 2001 Proxy Statement, filed on March 26, 2001 (File No. 001-15827).

(7)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Annual Report on Form 10-K, filed on February 27, 2001 (File No. 001-15827).

(8)	Incorporated by reference to Appendix F of Visteon’s 2001 Proxy Statement, filed on March 26, 2001 (File No. 001-15827).