Form 10-K405
period 2001-12-31
VISTEON CORP
filed 2002-03-29
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001, or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 1-15827

VISTEON CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	38-3519512 (I.R.S. employer identification no.)
5500 Auto Club Drive, Dearborn, Michigan (Address or principal executive offices)	48126 (Zip code)

Registrant’s telephone number, including area code: (800)-VISTEON

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, par value $1.00 per share 7.95% Notes due August 1, 2005 8.25% Notes due August 1, 2010	New York Stock Exchange Luxembourg Stock Exchange Luxembourg Stock Exchange

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ✓    No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

    As of January 31, 2002, the registrant had outstanding 130,422,724 shares of Common Stock. The aggregate market value of such Common Stock held by non-affiliates of the registrant as of such date was $1,734,622,229, based on the closing price of the Common Stock on that date ($13.30 a share) as reported by the New York Stock Exchange.

Document Incorporated by Reference*

Document	Where Incorporated

Proxy Statement	Part III (Items 10, 11, 12 and 13)

*	As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

PART I

ITEM 1. BUSINESS

Overview

      Visteon Corporation is a leading, global supplier of automotive systems, modules and components. We sell our products primarily to global vehicle manufacturers, and also sell to the worldwide aftermarket for replacement and vehicle appearance enhancement parts. We operate in two business segments: Automotive Operations and Glass Operations.

      Our world headquarters is located in Dearborn, Michigan. We also maintain regional headquarters in Cologne, Germany, Yokohama, Japan and Sao Paulo, Brazil. We maintain technical facilities/sales offices and plants in 25 countries throughout the world.

      Ford Motor Company established Visteon as a wholly-owned subsidiary in January 2000, and subsequently transferred to Visteon the assets and liabilities comprising Ford’s automotive components and systems business. Ford completed its spin-off of Visteon on June 28, 2000. Visteon is a Delaware corporation, incorporated on January 5, 2000.

Business Segments

      Business segment financial information can be found on pages 48-49 of this Annual Report on Form 10-K (Note 15, “Segment Information”, of our Consolidated Financial Statements).

Automotive Operations

      Visteon is a leading, global supplier of automotive climate control, interior/exterior, energy transformation, chassis and telematics/multimedia systems, modules and components. Products manufactured by Visteon include heating, ventilation and air conditioning components and systems; powertrain cooling components and systems; electrical conversion, fuel storage and delivery products (such as electronic engine controls, alternators, starters and fuel tanks); steering and chassis products; cockpit modules, seating, interior trim and lighting; bumpers; fascias; and in-vehicle entertainment, driver information, navigation, wireless communication and safety and security electronics.

Glass Operations

      Our Glass Operations segment is composed of our vehicle glazing product group, which produces glass products for Ford and aftermarket customers, and our commercial glass product group, which produces float glass for commercial architecture. The Glass Operations segment is divided into two product groups: vehicle glazing and commercial glass.

Customers

      Visteon sells its products primarily to global vehicle manufacturers. In addition, we sell products for use as aftermarket and service parts to automotive original equipment manufacturers and others for resale through their own independent distribution networks.

Vehicle Manufacturers

      Visteon does business with all of the world’s largest vehicle manufacturers. Ford is our largest customer. In 2001, our sales to Ford accounted for about 82% of our total sales. Our top five customers other than Ford accounted for 7% of our total 2001 sales. Mazda Motor Corporation, of which Ford owns a 33.4% equity interest, is one of our top five non-Ford customers, accounting for 1% of our 2001 sales. In 2001, more than 75% of the net new business wins were received from non-Ford customers.

ITEM 1. BUSINESS — (Continued)

      Most of our products are sold under purchase agreements that require us to provide price reductions each year. In turn, Visteon has an aggressive cost reduction program that focuses on reducing total costs. These cost reductions are expected to offset customer price reductions.

Aftermarket

      We sell products to the worldwide aftermarket as replacement parts or as customized products, such as body appearance packages and in-car entertainment systems, for current production and older vehicles. In 2001, our aftermarket sales were $898 million, representing 5% of our total sales. We currently sell 51% of these products to the independent aftermarket and 49% to Ford’s Automotive Consumer Service Group, the principal aftermarket sales organization of Ford. In 2001, aftermarket sales of our glass products were $177 million, representing less than 1% of our total sales and about 20% of our total aftermarket sales.

Competition

      The principal competitors of our Automotive Operations segment include American Axle & Manufacturing Holdings, Inc., Robert Bosch GmbH, Dana Corporation, Delphi Automotive Systems Corporation, Denso Corporation, Johnson Controls, Inc., Lear Corporation, Magna International, Inc., Siemens AG, TRW Inc. and Valéo S.A. The principal competitors of our Glass Operations segment include Asahi Glass Company Limited, AFG Industries, Inc., Pilkington Plc. and PPG Industries, Inc. Some of these competitors have lower wage and benefit levels than Visteon.

International

      Financial information about sales and net property by major geographic area can be found on page 50 of this Annual Report on Form 10-K (Note 15, “Segment Information”, of our Consolidated Financial Statements).

Seasonality

      Our business is moderately seasonal because our largest North American customers typically halt operations for about two weeks in July and about one week in December. In addition, third quarter automotive production traditionally is lower as new models enter production. Accordingly, our third and fourth quarter results may reflect these trends.

Product Research and Development

      Visteon’s research and development efforts are intended to maintain our leadership position in the industry and provide us with a competitive edge as we seek additional business with new and existing customers. Total research and development expenditures were $1.1 billion in 2001, $1.2 billion in 2000 and $1.1 billion in 1999. Realigned resources have focused on growth businesses, discontinuing work on products where revenues and margins are not in line with investments.

Raw Materials

      Raw materials used by Visteon in the manufacture of our products primarily include steel, aluminum, resins, precious metals and urethane chemicals. All of the materials used are generally readily available from numerous sources except precious metals. Precious metals (for catalytic converter production) are purchased from Ford suppliers on a directed basis, and Ford assumes the risk of assuring supply and accepts all market price risk. We do not anticipate significant interruption in the supply of raw materials that would have a material impact on our business.

ITEM 1. BUSINESS — (Continued)

Workforce

      Visteon’s workforce as of December 31, 2001, included approximately 79,000 persons, of whom approximately 17,000 were salaried and 62,000 were hourly. Of the hourly workforce, approximately 23,000 are covered under the Ford UAW Master Collective Bargaining Agreement but have been assigned to work for Visteon. Under an agreement between Ford and Visteon, we have agreed to reimburse Ford for the cost of the Visteon-assigned Ford-UAW hourly employees working in our facilities. This includes amounts (limited to $50 million per year in each of 2000-2004) for profit sharing, which may be based in whole or in part on Ford’s profits. No profit sharing expense was recognized in 2001; the full $50 million was recognized in 2000. The present Ford UAW agreement expires in September 2003.

      In Europe, all Ford employees (both hourly and salaried) working in Visteon facilities at the time of the spin-off from Ford became Visteon employees. Visteon has agreed that, during their employment and retirement, Visteon will provide these employees with wages, benefits and other terms of employment that closely reflect those required to be provided by Ford to its employees in the respective countries. Visteon’s national agreement with the British trade unions expires in November 2002. Its national agreement with the German trade unions expired in February 2002, and negotiations with the German trade unions are in process.

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

      We are aware of contamination at some of our properties and have agreed to an allocation of liability at various third party superfund sites at which Ford has been named as a potentially responsible party. We are in various stages of investigation and cleanup at these sites. At December 31, 2001, Visteon had recorded a reserve of $10.3 million for this environmental investigation and cleanup.

ITEM 2. PROPERTIES

      Our principal executive offices are located in Dearborn, Michigan. We occupy this facility, as well as a number of other facilities, under arrangements with Ford.

      We also maintain regional headquarters in Cologne, Germany, in Yokohama, Japan and in Sao Paulo, Brazil. We maintain 66 technical facilities/sales offices and 117 owned and leased plants in 25 countries throughout the world. The following table shows the total square footage of our principal owned and leased manufacturing facilities by region as of December 31, 2001:

		Total
	Number of	Manufacturing
	Manufacturing	Sites
Region	Sites	Square Footage

		(in millions)
North America	50	29.8
Europe	41	10.3
South America	7	0.9
Asia-Pacific	19	4.3

Total	117	45.3

      Our Automotive Operations segment operates in 112 manufacturing facilities throughout the world, of which 67 are outside of North America and five are non-unionized. Our Glass Operations segment operates in five manufacturing facilities in North America and two are non-unionized.

      In some locations, we have combined a manufacturing facility, technical center and/or customer service center and sales office at a single multi-purpose site. The following table shows the number of various types of facilities by region as of December 31, 2001:

			Customer
	Manufacturing	Technical	Centers and
Region	Sites	Centers	Sales Offices

North America	50	23	5
Europe	41	11	14
South America	7	—	1
Asia-Pacific	19	7	5

Total	117	41	25

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

      Visteon has been working with Ford to resolve a number of outstanding commercial issues. Visteon’s supply agreement and related pricing letter with Ford Motor Company require Visteon to provide Ford with productivity price adjustments for 2001, 2002 and 2003. In March 2002, Visteon and Ford reached an agreement resolving North American pricing for 2001 that is consistent with Visteon’s previously established reserves. The agreement also included a consensus on the productivity price adjustment for 2002 calendar year as well as agreement that the companies will negotiate all future year price adjustments in a manner consistent with that followed by other Tier One suppliers. There remains a difference of opinion between Visteon and Ford under the supply agreement and related pricing letter with respect to the pricing and sourcing of products supplied to Ford of Europe. The amount in dispute in this regard for 2001 is approximately $50 million before taxes, representing a unilateral reduction in prices assessed by Ford of Europe. Visteon and Ford are continuing settlement discussions regarding this matter, have recently participated in a mediation process, and are intending to proceed with arbitration of this issue if the parties cannot reach agreement, as specified in the supply agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 4A. EXECUTIVE OFFICERS OF VISTEON

      The following table shows information about the directors, director nominees and executive officers of our company. All ages are as of March 1, 2002:

Name	Age	Position

Peter J. Pestillo	63	Chairman of the Board and Chief Executive Officer
Michael F. Johnston	54	President and Chief Operating Officer
Daniel R. Coulson	58	Executive Vice President and Chief Financial Officer
James C. Orchard	51	Executive Vice President and President, North America and Asia
Stacy L. Fox	48	Senior Vice President, General Counsel and Secretary
Robert H. Marcin	56	Senior Vice President of Human Resources
Susan F. Skerker	57	Senior Vice President of Business Strategy and Corporate Relations

      Peter J. Pestillo has been the company’s Chairman of the Board and Chief Executive Officer since the company’s formation in January 2000. Before that, Mr. Pestillo had been the Vice Chairman and Chief of Staff of Ford, and previously Ford’s Executive Vice President, Corporate Relations. Mr. Pestillo had been, prior to the Visteon spin-off in June 2000, a Ford employee since 1980. Mr. Pestillo is also a director of Rouge Industries, Inc. and Sentry Insurance.

ITEM 4A. EXECUTIVE OFFICERS OF VISTEON — (Continued)

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

      James C. Orchard has been Executive Vice President and President, North America and Asia of the company since August 2001. Before that, Mr. Orchard had been Chief Executive Officer, ZF Group North America and South America, and a member of the ZF Board of Management.

      Stacy L. Fox has been Senior Vice President, General Counsel and Secretary of the company since the company’s formation in January 2000. Before that, she was Group Vice President and General Counsel of the Automotive Systems Group of Johnson Controls, Inc.

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

PART II

ITEM 5. MARKET FOR VISTEON’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed on the New York Stock Exchange in the United States under the symbol “VC”. As of January 31, 2002, Visteon had 130,422,724 shares of its common stock $1.00 par value outstanding, which were owned by 131,834 stockholders of record. The table below shows the high and low sales prices for our Common Stock as reported by the New York Stock Exchange, and the dividends we paid per share of Common Stock for each quarterly period since the Visteon spin-off in June 2000.

	2000		2001

	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Common Stock price per share
High	$19.25	$17.94	$15.95	$19.52	$21.72	$15.34
Low	$12.00	$9.75	$11.63	$14.27	$10.45	$11.72
Dividends per share of Common Stock	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06

ITEM 6. SELECTED FINANCIAL DATA

      The following selected consolidated financial data as of December 31, 2001 and 2000, and for periods subsequent to our spin-off from Ford, reflect our financial condition, results of operations and cash flows. Selected consolidated financial data for the periods prior to our spin-off reflect the historical financial condition, results of operations and cash flows of the businesses that were considered part of the Visteon business of Ford during each respective period. The historical consolidated statement of income data set forth below for periods prior to our spin-off do not reflect many significant changes that occurred in the operations and funding of our company as a result of our spin-off from Ford.

      The selected consolidated financial data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere in this report. The consolidated statement of income, cash flow and balance sheet data, set forth below, have been derived from our audited financial statements.

      The following financial information may not reflect what our results of operations, financial condition and cash flows would have been had we operated as a separate, stand-alone entity during the periods presented or what our results of operations, financial condition and cash flows will be in the future.

ITEM 6. SELECTED FINANCIAL DATA — (Continued)

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in millions, except per share amounts and percentages)
Statement of Income Data:
Sales:
Ford and affiliates	$14,656	$16,448	$17,105	$16,350	$16,003
Other customers	3,187	3,019	2,261	1,412	1,217

Total sales	17,843	19,467	19,366	17,762	17,220
Costs and expenses:
Costs of sales	17,148	18,025	17,503	15,969	15,794
Selling, administrative and other expenses	812	781	674	659	575
Asset impairment charge	—	220	—	—	—

Total costs and expenses	17,960	19,026	18,177	16,628	16,369
Operating income (loss)	(117)	441	1,189	1,134	851
Interest income	55	109	79	38	17
Interest expense	131	167	143	82	82

Net interest expense	(76)	(58)	(64)	(44)	(65)
Equity in net income of affiliated companies	24	56	47	26	29

Income (loss) before income taxes	(169)	439	1,172	1,116	815
Provision (benefit) for income taxes	(72)	143	422	416	305

Income (loss) before minority interests	(97)	296	750	700	510
Minority interests in net income (loss) of subsidiaries	21	26	15	(3)	(1)

Net income (loss)	$(118)	$270	$735	$703	$511

Basic and diluted earnings (loss) per share (based on 130,000,000 shares outstanding for periods prior to our spin-off)	$(0.91)	$2.08	$5.65	$5.41	$3.93
Cash dividends declared per share	$0.24	$0.12	—	—	—
Statement of Cash Flows Data:
Cash provided by (used in) operating activities	$436	$(526)	$2,482	$1,376	$1,411
Cash (used in) investing activities	(743)	(842)	(1,453)	(940)	(943)
Cash (used in) provided by financing activities	(75)	924	290	(234)	(251)
Other Financial Data:
Depreciation and amortization	$666	$676	$651	$565	$590
EBITDA, as defined	741	1,337	1,840	1,699	1,441
Capital spending	752	793	876	861	917
After tax return on:
Sales	(0.5)%	1.5%	3.9%	3.9%	3.0%
Average assets	(0.9)%	2.5%	6.9%	7.8%	6.3%

	At December 31,

	2001	2000	1999	1998	1997

	(in millions)
Balance Sheet Data:
Total assets	$11,078	$11,325	$12,449	$9,373	$8,471
Total debt	1,922	2,019	2,319	1,125	1,136
Total equity	3,291	3,505	1,499	1,655	1,204

      “EBITDA” is defined as income before interest expense and interest income, provision for income taxes, depreciation and amortization, asset impairment charges, equity in net income of affiliated companies and minority interests. In addition, EBITDA for 2001 excludes costs related to restructuring actions of $192 million. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles, but is presented because we believe it is a widely accepted indicator of our ability to incur and service debt. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for dividends, reinvestment or other discretionary uses. In addition, EBITDA as presented may not be comparable to similarly titled measures reported by other companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

      This section summarizes significant factors affecting the company’s consolidated operating results, financial condition and liquidity for the three-year period ended December 31, 2001. This section should be read in conjunction with the company’s Consolidated Financial Statements and related notes appearing elsewhere in this report.

Overview

      Visteon Corporation (“Visteon”) is a leading, global supplier of automotive systems, modules and components. We sell our products primarily to global vehicle manufacturers, and also to the worldwide aftermarket for replacement and vehicle appearance enhancement parts. We operate in two business segments: Automotive Operations and Glass Operations.

      Our world headquarters is located in Dearborn, Michigan. We also maintain regional headquarters in Cologne, Germany, Yokohama, Japan and Sao Paulo, Brazil. We maintain technical facilities/sales offices and plants in 25 countries throughout the world.

      Ford Motor Company (“Ford”) established Visteon as a wholly-owned subsidiary in January 2000, and subsequently transferred to Visteon the assets and liabilities comprising Ford’s automotive components and systems business. Ford completed its spin-off of Visteon on June 28, 2000.

      Visteon’s worldwide sales in 2001 were $17.8 billion, down $1.6 billion or 8% compared with 2000. For the full year 2001, Visteon reported a loss of $118 million. Comparatively, Visteon reported net income in 2000 of $270 million. During 2001, Visteon initiated restructuring actions that resulted in after-tax charges of $121 million. Excluding these charges, net income for the full year 2001 was $3 million. Net income for 2000 includes a non-cash impairment write-down of $138 million after taxes related to its Glass Operations. Excluding this impairment charge, net income for the full year 2000 was $408 million.

      Ford’s North American production was down in each quarter in 2001 compared with the prior year, and down 15% for the full year. Sales to Ford were down $1.8 billion or 11% during the year. Non-Ford revenue increased to $3.2 billion in 2001, up $0.2 billion or 6% compared with 2000. Non-Ford revenue represented 18% of total Visteon revenue, an increase of 2 percentage points over 2000.

      Despite lower volume and tough industry conditions, Visteon maintained its solid financial position. At December 31, 2001, Visteon had cash and marketable securities of about $1.2 billion and a ratio of debt-to-total capital of 37%.

      Visteon also continued to show strong growth in new business wins in 2001. Net new business wins in 2001 were $1.5 billion, of which more than 75% were with customers other than Ford and 40% were with customers outside North America.

      To mitigate the effect of lower customer production volume and to contribute to improved margins in the future, Visteon continued its strong record of cost reductions and announced new plans to consolidate its supply base. During the year, Visteon also reduced its UAW workforce by 1,133 employees exclusive of any restructuring actions. Combined with workforce reductions discussed below in restructuring actions, Visteon achieved a total reduction of its workforce covered under the Ford UAW Master Collective Bargaining Agreement of 5.7% during the year.

      To improve Visteon’s customer focus and reduce costs, Visteon initiated restructuring actions in conjunction with the implementation of a new corporate structure and actions involving the Nashville Glass plant. As a result of these actions, Visteon eliminated more than 2,000 salaried positions and achieved the voluntary separation of 245 UAW employees. Visteon also announced closure of two European facilities and consolidation of the work to other Visteon

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

facilities. As a result of Visteon’s restructuring actions, Visteon recorded restructuring charges totaling $192 million before taxes ($121 million after taxes) in 2001. At year-end 2001, substantially all the actions have been implemented with the remaining restructuring reserve balance of about $23 million expected to be paid in 2002. We expect an average payback of a little more than a year for restructuring charges incurred in 2001.

      The table below summarizes the restructuring charges, after-tax, recorded in 2001:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
Second quarter 2001
Salaried restructuring	$(83)	$(9)	$(92)
European plant consolidations	(7)	—	(7)
Other	—	(1)	(1)

Total second quarter 2001	$(90)	$(10)	$(100)
Third quarter 2001
Glass restructuring charges	—	(21)	(21)

Total 2001 special charges	$(90)	$(31)	$(121)

      Second quarter restructuring actions included the elimination of more than 2,000 salaried positions during the quarter. Additional restructuring actions also were taken in Europe, which will result in the closure of two European plants and consolidation of the work to other Visteon facilities.

      During the third quarter Visteon recorded additional restructuring charges related to voluntary hourly employee separation programs to improve the performance of the Nashville Glass plant.

Results of Operations

2001 Compared with 2000

      The following table summarizes 2001 and 2000 sales for each of our segments:

	Year Ended
	December 31,		2001
			(under)
	2001	2000	2000

	(in millions)
Automotive Operations	$17,222	$18,721	$(1,499)
Glass Operations	621	746	(125)

Total sales	$17,843	$19,467	$(1,624)

      Sales in 2001 totaled $17.8 billion compared with $19.5 billion in 2000, a decrease of $1.6 billion. Sales for our Automotive Operations were $17.2 billion, compared with $18.7 billion in 2000. Glass Operations sales were $621 million in 2001, compared with $746 million in 2000. The decrease in sales for Automotive Operations reflects primarily the substantial reduction in Ford production volumes in North America, annual price reductions granted to our customers, and unfavorable currency factors predominantly associated with the euro and South Korean won. The decrease in sales for our Glass Operations reflects primarily lower North American customer production volumes and annual price reductions granted to our customers.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      The following table shows net income (loss) adjusted for restructuring actions and impairment charges as outlined above:

	2001			2000			2001 over/(under) 2000

	Automotive	Glass		Automotive	Glass		Automotive	Glass
	Operations	Operations	Total	Operations	Operations	Total	Operations	Operations	Total

	(in millions)
Net income (loss) as reported	$(83)	$(35)	$(118)	$426	$(156)	$270	$(509)	$121	$(388)
Less:
Restructuring charges	(90)	(31)	(121)	—	—	—	(90)	(31)	(121)
Impairment charge	—	—	—	—	(138)	(138)	—	138	138

Adjusted net income (loss)	$7	$(4)	$3	$426	$(18)	$408	$(419)	$14	$(405)

      Net losses in 2001 totaled $118 million compared with net income of $270 million in 2000, a decrease of $388 million. Adjusting for restructuring charges undertaken in 2001 and asset impairment charges incurred in 2000, net income totaled $3 million in 2001 and $408 million in 2000.

      The decrease in net income for Automotive Operations resulted primarily from a 15% reduction in Ford’s North American production volumes, year-over-year price reductions granted to our customers, unfavorable currency fluctuations primarily associated with the euro, and restructuring charges. The decrease was offset partially by cost reductions, lower accruals for incentive compensation and profit sharing payments, and cost savings from restructuring actions. The decline also reflects the non-recurrence of a one-time $20 million gain from the sale of our interest in the Conix Group in 2000.

      The decrease in the net loss for our Glass Operations segment reflects improved operating efficiencies and cost savings. It also reflects lower costs ($31 million) incurred in 2001 for the restructuring actions implemented at the Nashville Glass plant compared to the $138 million of impairment charges recorded by the segment in 2000. These improvements were offset partially by lower customer production volumes, and annual price reductions granted to our customers. Glass Operations were also impacted favorably by comparatively lower depreciation expense in 2001 resulting from the glass asset write-down completed in 2000.

2000 Compared with 1999

      The following table summarizes 2000 and 1999 sales for each of our segments:

	Year Ended
	December 31,		2000
			over/(under)
	2000	1999	1999

	(in millions)
Automotive Operations	$18,721	$18,593	$128
Glass Operations	746	773	(27)

Total sales	$19,467	$19,366	$101

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Sales in 2000 totaled $19.5 billion compared with $19.4 billion in 1999, an increase of $101 million. Sales for our Automotive Operations segment were $18.7 billion, compared with $18.6 billion in 1999. Glass Operations sales were $746 million in 2000, compared with $773 million in 1999. The increase in sales for our Automotive Operations segment reflected the full year impact of about $620 million associated with the consolidations of prior year acquisitions, including Halla Climate Control Corporation, Duck Yang Industry Co., Ltd. and the automotive interiors division of Compagnie Plastic Omnium. In addition, sales for our Automotive Operations segment also increased due to increased Ford sales volumes. These increases were offset partially by price reductions granted to Ford and other customers, and unfavorable currency fluctuations. The decrease in sales for the Glass Operations segment reflected primarily price reductions granted to Ford and other customers, offset partially by increased Ford sales volumes. Price reductions granted to Ford in 2000 included a one-time 5% price reduction on production parts that Visteon was supplying to Ford, based on a market pricing review conducted by Ford and Visteon, and a 3.5% productivity price reduction on those same parts.

      The following table shows the change in net income (loss) for each of our segments:

	Year Ended
	December 31,		2000
			(under)
	2000	1999	1999

	(in millions)
Automotive Operations	$426	$732	$(306)
Glass Operations	(156)	3	(159)

Total net income	$270	$735	$(465)

      Net income in 2000 totaled $270 million compared with $735 million in 1999, a decrease of $465 million. Net income for the Automotive Operations segment was $426 million in 2000, down $306 million from 1999. The reduction primarily reflected price reductions provided to our customers and unfavorable currency fluctuations, offset partially by higher Ford sales volume, the full year volume impact of acquisitions completed in 1999, lower material cost and lower manufacturing costs. The net loss for our Glass Operations segment was $156 million compared with net income of $3 million in 1999. The decline reflected primarily the non-cash impairment write down of $138 million after taxes and price reductions, offset partially by manufacturing cost reductions.

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

Recent Factors that May Affect Future Results

      The economic outlook for 2002, and its related impact on customer production levels, remains uncertain. Further reductions to customer production levels may adversely affect our results of operations and financial position in 2002. See Cautionary Statement for Forward-Looking Information set forth in this report.

      Visteon has been working with Ford to resolve a number of outstanding commercial issues. Visteon’s supply agreement and related pricing letter with Ford Motor Company require Visteon to provide Ford with productivity price adjustments for 2001, 2002 and 2003. In March 2002, Visteon and Ford reached an agreement resolving North American pricing for 2001 that is consistent with Visteon’s previously established reserves. The agreement also included a consensus on the productivity price adjustment for 2002 calendar year as well as agreement that the companies will negotiate all future year price adjustments in a manner consistent with that followed by other Tier One suppliers. There remains a difference of opinion between Visteon and Ford under the supply agreement and related pricing letter with respect to the pricing and sourcing of products supplied to Ford of Europe. The amount in dispute in this regard for 2001 is approximately $50 million before taxes, representing a unilateral reduction in prices assessed by Ford of Europe. Visteon and Ford are continuing settlement discussions regarding this matter, have recently participated in a mediation process, and are intending to proceed with arbitration of this issue if the parties cannot reach agreement, as specified in the supply agreement. Although the outcome of this matter is not fully predictable, we believe our established reserves are adequate. The final amounts, however, could differ materially from the recorded estimates.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      In February 2002, Visteon entered into a definitive agreement with Autoliv, Inc., for the sale of our restraint electronics business. The sale includes Visteon’s North American and European order book of approximately $150 million in annual sales to Ford Motor Company and its affiliates, including associated manufacturing operations in Markham, Ontario, as well as related assets and liabilities. As part of the sale, approximately 250 employees from Markham and 100 engineers from Dearborn, Michigan will be transferred to Autoliv. The remaining 825 employees at Markham will be separated from Visteon as the company moves nearly all of the remaining business to facilities in Mexico. In addition, Visteon will eliminate about 400 engineering positions worldwide to reduce research and development costs. These actions are expected to result in net charges in 2002 of as much as $150 million before taxes ($95 million after taxes). About $60 million of these charges will be paid in cash during 2002.

      We’re continuing to take actions to reduce costs and improve our breakeven including evaluating additional restructuring actions where appropriate. The restructuring actions described above will contribute to Visteon’s ability to achieve our goal and reduce research and development costs by 10% in 2002. We expect to keep capital spending within the range of the last two years. We also expect total cost reductions to be in line with historical levels.

Liquidity and Capital Resources

      Our balance sheet reflects cash and marketable securities of about $1.2 billion and total debt of about $1.9 billion at December 31, 2001, and total cash and marketable securities of about $1.5 billion and total debt of about $2 billion at December 31, 2000. Our net debt, defined as the amount by which total debt exceeds total cash and marketable securities, was $0.7 billion at December 31, 2001 and $0.5 billion at December 31, 2000. The change in our cash and marketable securities and net debt reflects primarily changes in working capital, capital expenditures, and payments related to announced restructuring actions. The change in debt is primarily lower borrowing at overseas affiliates.

      Our ratio of total debt to total capital, which consists of total debt plus total stockholders’ equity, was 37% at December 31, 2001, unchanged from the December 31, 2000 level.

      We have a commercial paper program providing up to $2 billion of borrowing ability. In June 2001, we renewed our financing arrangements with third-party lenders that provide $2 billion of contractually committed, unsecured revolving credit facilities. The financing arrangements are evenly split between 364-day and 5-year commitments, maturing in June 2002 and June 2006. Any borrowings under the revolving credit facilities would bear interest based on a variable interest rate option selected at the time of borrowing. We intend to use the commercial paper program as our primary short-term financing source and do not intend to exceed $2 billion of aggregate borrowing under the commercial paper program and revolving credit facilities. As of December 31, 2001, the outstanding balance under our commercial paper program was $360 million. We also had no borrowings under our revolving credit facilities, which provide a backup-funding source, if needed, in the event the availability of commercial paper is reduced. These revolving credit facilities contain certain affirmative and negative covenants including a covenant not to exceed a specified leverage ratio. In the opinion of management, Visteon has been in compliance with all covenants since the inception of the revolving credit facilities.

      In 2000 we completed a public offering of unsecured term debt securities totaling $1.2 billion with maturities of five years and ten years. The proceeds of the offering were used to repay an amount previously outstanding under an unsecured, third-party financing arrangement. We have $800 million available under a shelf registration statement on file with the Securities and Exchange Commission through which we are able to issue a variety of debt instruments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      The following table summarizes our expected cash outflows resulting from debt and lease obligations as of December 31, 2001:

					2007
	Total	2002	2003-2004	2005-2006	and after

	(in millions)
Debt	$1,922	$629	$86	$498	$709
Lease Obligations	296	80	85	46	85

Total	$2,218	$709	$171	$544	$794

      We have guaranteed about $26 million of borrowings held by unconsolidated joint ventures of Visteon as of December 31, 2001. In addition, we have guaranteed about $6 million of a Tier Two supplier’s debt to ensure the continued supply of essential parts. Visteon has no additional financial commitments (such as lines of credit, standby lines of credit, standby repurchase obligations, nor have we guaranteed such items) to or on behalf of entities that are excluded from our consolidated financial statements.

      Visteon presently has a credit rating of BBB/ Baa2. In the event of a downgrade, we believe we would continue to have access to sufficient liquidity. Although our access to the commercial paper market likely would be limited, we believe other sources of raising funds in the capital markets would remain available. For example, we believe that our receivables are of a quality that would allow access to the market for receivable-based instruments and we believe we would have access to long-term debt and equity markets. In addition, use of our committed unsecured revolving credit facilities would be an option. In such case, our cost of borrowing may increase.

      In January 2002, Visteon completed an arrangement with a special-purpose entity, owned by an affiliate of a bank, to lease land in Southeast Michigan suitable for a potential headquarters facility. The lease has an initial lease term through June 30, 2002 at which time Visteon has the option to renew the lease on terms mutually acceptable to Visteon and the lessor, purchase the land, or arrange for the sale of the property. Visteon has a contingent liability for up to about $23 million in the event the property is sold for less than full cost.

      Our cash and liquidity needs are impacted by the level, variability, and timing of our customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. Our intra-year needs also are impacted by seasonal effects in the industry, such as the shutdown of operations for about two weeks in July, the subsequent ramp-up of new model production and the additional one-week shutdown in December by our primary North American customers. Based on our present assessment of future customer production levels, over a two-year time horizon, we believe we can meet general and seasonal cash needs using cash flows from operations, cash balances, and borrowings, if needed. We also believe we can supplement these sources with access to the capital markets on satisfactory terms and in adequate amounts, if needed, although there can be no assurance that this will be the case.

      In addition, Visteon is required to pre-fund postretirement health care and life insurance benefit obligations related to Visteon-assigned Ford-UAW hourly employees as well as many salaried employees. The required pre-funding is over a 15 year period beginning in 2006 for the Visteon-assigned Ford-UAW hourly employees, and over a 10 year period beginning in 2011 for those salaried employees. The annual pre-funding requirement during this period will be determined based upon amortization of the unfunded liability at the beginning of the period, plus annual expense. Based upon estimates of the unfunded liabilities and the related expense, the first required pre-funding annual payment will be about $410 million in 2006, which is about $340 million higher than payments on a pay-as-you-go basis. We expect cash flow from operations,

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

borrowings and issuance of securities, if needed, will fund these requirements. In December 2000, the company pre-funded a portion of this obligation by contributing $25 million to a Voluntary Employees’ Beneficiary Association (VEBA) trust.

Cash Flows

Operating Activities

      Net cash flows provided by operating activities totaled $436 million during the year ended December 31, 2001, compared with cash used by operating activities of $526 million in 2000 and net cash provided by operating activities of $2.5 billion in 1999. Cash provided by operating activities in 2001 reflects primarily profits from operations before depreciation and amortization, offset partially by changes in working capital and payments related to announced restructuring actions. The cash used by operating activities in 2000 was caused primarily by changes in payables, receivables and other working capital items resulting primarily from effects associated with our spin-off from Ford.

Investing Activities

      Cash used in investing activities was $743 million in 2001, $842 million in 2000 and $1.5 billion in 1999. The primary use of cash for investing activities in each year was for capital expenditures. In 1999, Visteon acquired the automotive interiors division of Compagnie Plastic Omnium, headquartered in France, for about $479 million, and increased our ownership in Halla Climate Control Corporation to 70% by purchasing an additional 35% interest, for $84 million.

      Our capital expenditures were $752 million in 2001, $793 million in 2000 and $876 million in 1999. The Automotive Operations accounted for about $744 million of our 2001 capital expenditures, with the remaining expenditures attributable to our Glass Operations. We plan to manage our capital spending in 2002 so that it will remain within the range of the last two years. Visteon had approximately $400 million in outstanding capital commitments as of December 31, 2001. Our capital expenditures are used primarily for machinery and equipment to support our customers’ new product programs. Our capital expenditure program promotes our growth-oriented business strategy by investing in core areas, where efficiencies and profitability can be enhanced, and by targeting funds for new innovative technologies, where long-term growth opportunities can be realized. Capital expenditures also will be used for expansion into new markets outside of the United States and the continued implementation of lean manufacturing strategies.

Financing Activities

      Cash used in financing activities totaled $75 million in 2001. Cash provided by financing activities totaled $924 million and $290 million in 2000 and 1999, respectively. Cash used in financing activities in 2001 primarily reflects payment of dividends, reduction of other third party debt and the purchase of treasury stock. Cash provided by financing activities in 2000 included primarily proceeds from issuance of commercial paper and the net increase of other third party debt. Proceeds from our offering of unsecured term debt securities were used to repay the amount previously outstanding under an unsecured, short-term financing arrangement. Cash provided by financing activities in 1999 included primarily additional debt associated with acquisition activities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      On February 13, 2002, the Visteon Board of Directors declared a dividend of $0.06 per share on the company’s common stock, payable on March 15, 2002 to shareholders of record as of March 1, 2002. The dividend declared by the Visteon Board of Directors on October 10, 2001, was paid on December 3, 2001.

Pension and Postretirement Benefits

      Employees and retirees participate in various pension, health care and life insurance benefit plans sponsored by Visteon and Visteon subsidiaries. Benefit plan liabilities and related asset transfers between Visteon and Ford in connection with our separation from Ford are covered by various employee benefits agreements.

      In accordance with the separation agreements, in the U.S. Ford retained the pension-related past service obligations for those transferred salaried employees that met certain age and years of service requirements at the date of the separation from Ford. Visteon-assigned Ford-UAW employees participate in the Ford-UAW Retirement Plan, sponsored by Ford. By agreement, Visteon compensates Ford for the pension expense incurred by Ford related to Visteon-assigned Ford-UAW hourly employees. In the U.S., Visteon has a financial obligation for the cost of providing selected health care and life insurance benefits to its employees, as well as Visteon-assigned Ford-UAW employees who retire after July 1, 2000. Ford retained the financial obligation and related prepayments for pension and postretirement health care and life insurance benefits to its employees who retired on or before July 1, 2000.

Critical Accounting Policies

      A summary of Visteon’s accounting policies is described in Note 2 of our Notes to Financial Statements. Critical accounting policies are those that are both most important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments. Our critical accounting policies are considered the following:

      Revenue Recognition — Sales are recognized when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Significant retroactive price adjustments are recognized in the period when such amounts become probable. See related discussion in the section “Recent Factors that May Affect Future Results.”

      Employee Retirement Benefits — The determination of our obligation and expense for pension and other postretirement benefits, such as retiree healthcare and life insurance, is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 7 of our Notes to Financial Statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense. In addition, our postretirement healthcare and life insurance obligation includes the financial obligation Visteon has for the cost of providing selected health care and life insurance benefits to Visteon-assigned Ford-UAW hourly employees who retire after July 1, 2000. The annual pre-funding requirements related to Visteon-assigned Ford-UAW hourly employees as well as many salaried employees are discussed further in the section “Liquidity and Capital Resources.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Impairment of Long-Lived Assets and Certain Identifiable Intangibles — Visteon periodically evaluates at the operating segment level the carrying value of long-lived assets and long-lived assets to be disposed of for potential impairment. Visteon considers projected future undiscounted cash flows, trends and other circumstances in making such estimates and evaluations. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could significantly affect our evaluations.

      Warranty, Product Liability and Recall — As part of our spin-off from Ford, Visteon and Ford agreed on a division of responsibility for product liability, warranty and recall matters under which (a) Ford will retain liability for all product liability, warranty or recall claims that involve parts made or sold by Visteon for 1996 or earlier model year Ford vehicles, (b) Visteon is liable for all product liability, warranty or recall claims that involve parts made or sold by Visteon for 1997 or later model year Ford vehicles in accordance with Ford’s global standard purchase order terms as applied to other Tier 1 suppliers and (c) Visteon has assumed all responsibility for product liability, warranty or recall claims relating to parts made or sold by Visteon to any non-Ford customers. Our warranty and product liability reserves are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our reserves are adequate, the final amounts could differ significantly from the recorded estimates.

      Deferred taxes — For financial statement purposes, the tax benefit of net operating loss and credit carryforwards is recognized as a deferred tax asset, subject to appropriate valuation allowances when it is determined that recovery of the deferred tax asset is unlikely. The company evaluates the tax benefits of net operating loss and credit carryforwards on an ongoing basis. Such evaluations include a review of historical and projected future operating results, the eligible carryforward period and other circumstances. Reported net deferred tax assets, including amounts related to tax credit and net operating loss carryforwards, were $476 million at December 31, 2001.

New Accounting Standards

      Visteon adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS 133 (as amended by SFAS 137 and 138) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of the instruments at fair value. The impact of implementing this new standard on Visteon’s results of operations and financial condition for the year ended December 31, 2001, was not material.

      Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” was issued by the Financial Accounting Standards Board in July 2001. SFAS 142 establishes a new accounting standard for goodwill acquired in a business combination. SFAS 142 would continue to require recognition of goodwill as an asset but would no longer permit amortization of goodwill. In addition, SFAS 142 establishes a new method of testing goodwill and other intangible assets for impairment by using a fair-value based approach. Under this statement, existing intangible assets will be evaluated for possible impairment as of January 1, 2002 and periodically, thereafter. In accordance with the provisions of SFAS 142, goodwill shall no longer be amortized starting in the first quarter of 2002. Amortization expense related to goodwill for the year ended December 31, 2001 was $23 million. We have not yet determined the effect of adopting SFAS 142 on Visteon’s results of operations and financial condition; total goodwill included in other assets, net of accumulated amortization, was $357 million at December 31, 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” was issued by the Financial Accounting Standards Board in August 2001. SFAS 143 addresses financial reporting and accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is required to be adopted by January 1, 2003. We do not anticipate the effect of adopting SFAS 143 on Visteon’s results of operations and financial condition will be material.

      Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued by the Financial Accounting Standards Board in August 2001. SFAS 144 addresses financial reporting and accounting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and certain provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, and resolves certain implementation issues related to SFAS 121. SFAS 144 removes goodwill from SFAS 121’s scope and establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities. SFAS 144 also expands the scope of activities that will require discontinued operations reporting. This statement is required to be adopted by January 1, 2002. We do not anticipate the effect of adopting SFAS 144 on Visteon’s results of operations and financial condition will be material.

Cautionary Statement regarding Forward-Looking Information

      This report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions but rather are subject to various risks and uncertainties that are and will be identified as “Risk Factors” in our SEC filings. Some of these risks and uncertainties include changes in the operations of Visteon’s customers, particularly Ford Motor Company, which is undergoing a comprehensive “revitalization plan”; resolution of outstanding commercial issues with Ford; Visteon’s ability to increase sales to customers other than Ford; and maintaining and winning business from Ford. See the “Risk Factors” filed as Exhibit 99.1 to this Annual Report on Form 10-K.

      The risks and uncertainties so identified are not the only ones facing our company. Additional risks and uncertainties not presently known to Visteon or currently believed to be immaterial also may adversely affect Visteon. Any risks and uncertainties that develop into actual events could have material adverse effects on Visteon’s business, financial condition and results of operations. For these reasons, do not place undue reliance on our forward-looking statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Visteon is exposed to market risks from changes in currency exchange rates, interest rates and certain commodity prices. To manage these risks, we use a combination of fixed price contracts with suppliers, cost pass-through arrangements with customers and financial derivatives. We maintain risk management controls to monitor the risks and the related hedging. Derivative positions are examined using analytical techniques such as market value and sensitivity analysis. Derivative instruments are not used for speculative purposes, as per clearly defined risk management policies.

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

      Our primary foreign exchange exposure includes the euro, the Mexican peso and the British pound. Because of the mix between our costs and our revenues in various regions, we generally are exposed to weakening of the euro and British pound and to strengthening of the Mexican peso. For transactions in these currencies, we utilize a strategy to reduce our exposures through the use of financial instruments. As of December 31, 2001, our coverage for projected transactions in these currencies was about 50% for 2002.

      As of December 31, 2001 and 2000, the net fair value of financial instruments with exposure to currency risk was approximately a gain of $9 million and a loss of $19 million, respectively. The potential pre-tax loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted currency exchange rates would be approximately $38 million and $30 million, respectively. This estimated change assumes an adverse shift in all currency exchange rates. Because exchange rates typically do not all move in the same direction, however, the estimate may overstate the impact of changing exchange rates on the net fair value of our financial derivatives.

Interest Rate Risk

      In the third quarter 2001, the company began using interest rate swaps to convert a portion of its borrowings from fixed rates into variable rates to manage its net exposure to interest rate changes. Including the impact of the swaps, about 45% of our borrowings were on a fixed rate basis as of December 31, 2001; the remainder is subject to changes in short-term interest rates. The net fair market value of these swaps at December 31, 2001 was a negative $9 million. The potential loss in fair value for these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $7 million.

Commodity Risk

      We have entered into long-term agreements with some of our key suppliers of non-ferrous metals to protect Visteon from changes in market prices. In addition, some products Visteon manufactures and sells to Ford containing non-ferrous metals are price adjusted monthly based on metal content and market price. Precious metals (for catalytic converter production) are purchased through a Ford directed-source; Ford accepts all market price risk. As a result, we presently do not enter into financial derivatives to hedge these potential exposures. The risk to these exposures may be managed with the use of financial derivatives if, in the future, we enter into substantial floating price contracts with our key suppliers.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

      Natural gas is a commodity Visteon uses in its manufacturing processing, related primarily to glass production, as well as for heating our facilities. Uncertainty in both supply and demand for this commodity has led to price instability over the last two years. As of December 31, 2001, Visteon has locked in pricing on about 60% of its projected usage for 2002, primarily through fixed price contracts as well as financial derivatives. The net fair value of the natural gas derivatives at December 31, 2001, and the potential change in value, assuming a 10% adverse change in the underlying market price, is not material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our Consolidated Financial Statements, the accompanying Notes and the Report of Independent Accountants that are filed as part of this Report are listed under Item 14, “Exhibits, Financial Statement Schedules, and Reports on Form 8-K”, and are set forth on pages 25 through 51 of this Report.

      Selected quarterly financial data for us and our consolidated subsidiaries for 2001 and 2000 are presented in Note 16 of our Notes to Financial Statements on page 50 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF VISTEON

      The information required by Item 10 regarding our directors is incorporated by reference from the information under the captions “Proposals — Election of Directors”, “Board of Directors — Directors Continuing in Office” and “Appendix B — Stockholdings” in our 2002 Proxy Statement. The information required by Item 10 regarding our executive officers appears as Item 4A under Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated by reference from the information under the following captions in our 2002 Proxy Statement: “Board of Directors — Director Compensation”, “Compensation Committee Report on Executive Compensation”, “Executive Compensation” and “Appendix C — Executive Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is incorporated by reference from the information under the caption “Appendix B — Stockholdings” in our 2002 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated by reference from the information under the caption “Employment and Other Agreements” in our 2002 Proxy Statement.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

			Page No.

(a)	1.	Consolidated Financial Statements
		Report of Independent Accountants	25
		Consolidated Statement of Income for the years ended December 31, 2001, 2000 and 1999	26
		Consolidated Balance Sheet at December 31, 2001 and 2000	27
		Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999	28
		Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999	29
		Notes to Financial Statements	30
	2.	Financial Statement Schedules
		None
	3.	Exhibits
		Refer to the “Exhibit Index” on page 52 of this report.
(b)		Reports on Form 8-K

      Visteon filed the following Current Reports on Form 8-K during the quarter ended December 31, 2001:

      Current Report on Form 8-K dated October 19, 2001, included information relating to Visteon’s third quarter 2001 financial results.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ PETER J. PESTILLO*

Peter J. Pestillo

Date: March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 27, 2002, by the following persons on behalf of Visteon Corporation and in the capacities indicated.

Signature	Title

/s/ PETER J. PESTILLO* Peter J. Pestillo	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ MICHAEL F. JOHNSTON* Michael F. Johnston	President and Chief Operating Officer
/s/ DANIEL R. COULSON* Daniel R. Coulson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ PHILIP G. PFEFFERLE* Philip G. Pfefferle	Vice President and Controller (Principal Accounting Officer)
/s/ WILLIAM H. GRAY, III* William H. Gray, III	Director
/s/ STEVEN K. HAMP* Steven K. Hamp	Director
/s/ KATHLEEN J. HEMPEL* Kathleen J. Hempel	Director
/s/ ROBERT H. JENKINS* Robert H. Jenkins	Director
/s/ CHARLES L. SCHAFFER* Charles L. Schaffer	Director
/s/ ROBERT M. TEETER* Robert M. Teeter	Director
*By: /s/ STACY L. FOX Stacy L. Fox Attorney-in-Fact

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Visteon Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 23 present fairly, in all material respects, the financial position of Visteon Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan

January 16, 2002, except for Note 17,
as to which the date is March 11, 2002

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	For the Years Ended
	December 31,

	2001	2000	1999

	(in millions, except
	per share amounts)
Sales (Notes 2 and 11)
Ford and affiliates	$14,656	$16,448	$17,105
Other customers	3,187	3,019	2,261

Total sales	17,843	19,467	19,366
Costs and expenses (Notes 2, 11 and 13)
Costs of sales	17,148	18,025	17,503
Selling, administrative and other expenses	812	781	674
Asset impairment charge (Note 13)	—	220	—

Total costs and expenses	17,960	19,026	18,177
Operating income (loss)	(117)	441	1,189
Interest income	55	109	79
Interest expense	131	167	143

Net interest expense	(76)	(58)	(64)
Equity in net income of affiliated companies (Notes 2 and 13)	24	56	47

Income (loss) before income taxes	(169)	439	1,172
Provision (benefit) for income taxes (Note 5)	(72)	143	422

Income (loss) before minority interests	(97)	296	750
Minority interests in net income of subsidiaries	21	26	15

Net income (loss)	$(118)	$270	$735

Average number of shares of Common Stock outstanding (Note 2)	131	130	130
Earnings (loss) and dividends per share (Note 2)
Basic and diluted	$(0.91)	$2.08	$5.65
Cash dividends	$0.24	$0.12	$—

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,

	2001	2000

	(in millions)
Assets
Cash and cash equivalents	$1,024	$1,412
Marketable securities	157	65

Total cash and marketable securities	1,181	1,477
Accounts receivable — Ford and affiliates	1,560	1,333
Accounts receivable — other customers	834	857

Total receivables	2,394	2,190
Inventories (Note 3)	858	948
Deferred income taxes	167	192
Prepaid expenses and other current assets	153	198

Total current assets	4,753	5,005
Equity in net assets of affiliated companies	158	142
Net property (Note 4)	5,329	5,497
Deferred income taxes	322	100
Other assets	516	581

Total assets	$11,078	$11,325

Liabilities and Stockholders’ Equity
Trade payables	$1,831	$1,949
Accrued liabilities (Note 6)	945	1,086
Income taxes payable	30	65
Debt payable within one year (Note 8)	629	622

Total current liabilities	3,435	3,722
Long-term debt (Note 8)	1,293	1,397
Postretirement benefits other than pensions (Note 7)	2,079	1,829
Other liabilities (Note 6)	967	854
Deferred income taxes	13	18

Total liabilities	7,787	7,820
Stockholders’ equity
Capital stock (Note 9)
Preferred Stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common Stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 130 million and 131 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,311	3,311
Accumulated other comprehensive income	(231)	(179)
Other	(25)	(12)
Earnings retained for use in business	105	254

Total stockholders’ equity	3,291	3,505

Total liabilities and stockholders’ equity	$11,078	$11,325

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,

	2001	2000	1999

	(in millions)
Cash and cash equivalents at January 1	$1,412	$1,849	$542
Cash flows provided by (used in) operating activities (Note 14)	436	(526)	2,482
Cash flows from investing activities
Capital expenditures	(752)	(793)	(876)
Acquisitions and investments in joint ventures, net	(7)	(28)	(579)
Purchases of securities	(346)	(126)	—
Sales and maturities of securities	260	61	—
Other	102	44	2

Net cash used in investing activities	(743)	(842)	(1,453)
Cash flows from financing activities
Cash distributions from (to) prior owner	—	85	(558)
Commercial paper issuances, net	8	352	—
Payments on short-term debt	(1)	(1,775)	—
Proceeds from issuance of short-term debt	1	1,374	493
Proceeds from issuance of other debt	114	1,279	816
Principal payments on other debt	(144)	(290)	(361)
Purchase of treasury stock	(25)	—	—
Cash dividends	(31)	(16)	—
Other	3	(85)	(100)

Net cash (used in) provided by financing activities	(75)	924	290
Effect of exchange rate changes on cash	(6)	7	(12)

Net (decrease) increase in cash and cash equivalents	(388)	(437)	1,307

Cash and cash equivalents at December 31	$1,024	$1,412	$1,849

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Capital	Earnings			Other
			In	Retained	Accumulated	Prior
	Common Stock		Excess	for Use	Other	Owner’s		Unearned
			of Par	in	Comprehensive	Net	Treasury	Stock
	Shares	Amount	Value	Business	Income	Investment	Stock	Compensation	Total

	(in millions)
Year Ended December 31, 1999
Beginning balance	—	$—	$—	$—	$(25)	$1,680	$—	$—	$1,655
Comprehensive income
Net income						735			735
Foreign currency translation					(42)				(42)

Comprehensive income									693
Net transfers to prior owner						(849)			(849)

Ending balance	—	$—	$—	$—	$(67)	$1,566	$—	$—	$1,499

Year Ended December 31, 2000
Beginning balance	—	$—	$—	$—	$(67)	$1,566	$—	$—	$1,499
Comprehensive income
Net income				270					270
Foreign currency translation					(112)				(112)

Comprehensive income									158
Net transfers and settlements of balances with prior owner						1,864			1,864
Capitalization/ reclassification of prior owner’s net investment	130	130	3,300			(3,430)			0
Deferred stock-based compensation	1	1	11					(12)	0
Cash dividends				(16)					(16)

Ending balance	131	$131	$3,311	$254	$(179)	$0	$—	$(12)	$3,505

Year Ended December 31, 2001
Beginning balance	131	$131	$3,311	$254	$(179)	$0	$—	$(12)	$3,505
Comprehensive income
Net (loss)				(118)					(118)
Foreign currency translation					(53)				(53)
Realized and unrealized gains/losses on derivatives, net of tax					5				5
Change in unrealized loss on marketable securities, net of tax					(2)				(2)
Minimum pension liability, net of tax					(2)				(2)

Comprehensive (loss)									(170)
Purchase of treasury stock							(25)		(25)
Deferred stock-based compensation							13	(13)	0
Amortization and adjustment of deferred stock-based compensation, net								9	9
Exercise of common stock options							3		3
Cash dividends				(31)					(31)

Ending balance	131	$131	$3,311	$105	$(231)	$0	$(9)	$(16)	$3,291

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

Basis of Presentation

      The consolidated financial statements as of December 31, 2001 and 2000 and for periods subsequent to the spin-off include the accounts of Visteon and its wholly-owned and majority-owned subsidiaries. The consolidated financial statements of Visteon for periods prior to the spin-off reflect the historical results of operations and cash flows of the businesses that were considered part of the Visteon business of Ford. Certain amounts for prior periods were reclassified to conform with present period presentation.

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

NOTE 2. Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Intra-Visteon transactions have been eliminated in consolidation. Companies that are 20% to 50% owned by Visteon are accounted for on an equity basis. Use of estimates and assumptions as determined by management are required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Revenue Recognition

      Sales are recognized when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Significant retroactive price adjustments are recognized in the period when such amounts become probable. Visteon generally records sales upon shipment of product to customers and transfer of title under standard commercial terms.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Accounting Policies — (Continued)

Other Costs

      Advertising and sales promotion costs are expensed as incurred. Advertising costs were $19 million in 2001, $29 million in 2000 and $42 million in 1999.

      Research and development costs are expensed as incurred and were $1,119 million in 2001, $1,198 million in 2000 and $1,115 million in 1999.

      Pre-production design and development costs relating to long-term supply arrangements are expensed as incurred.

Income (Loss) Per Share of Common Stock

      Basic income per share of common stock is calculated by dividing the income attributable to common stock by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. The average number of shares of restricted stock outstanding was about 1,390,000 and 460,000 shares in 2001 and 2000, respectively. The calculation of diluted income per share takes into account the effect of dilutive potential common stock, such as stock options and restricted stock. For the year ended December 31, 2001 potential common stock of about 343,000 shares are excluded as the effect would have been antidilutive. For purposes of the earnings per share calculations, 130 million shares of common stock are treated as outstanding for periods prior to the spin-off from Ford.

Derivative Financial Instruments

      Visteon has operations in every major region of the world and is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices. These financial exposures are monitored and managed by the company as an integral part of the company’s overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the company’s results. Visteon’s primary commodity-price exposures are aluminum, copper and natural gas, which are managed primarily through fixed-price contracts with suppliers. The company uses derivative financial instruments to manage the exposures in exchange rates, interest rates and commodity prices. All derivative financial instruments are classified as “held for purposes other than trading.” Company policy specifically prohibits the use of leveraged derivatives or use of any derivatives for speculative purposes.

      Visteon’s primary foreign currency exposures, in terms of net corporate exposure are in the euro, Mexican peso and British pound. Agreements to manage foreign currency exposure typically would include forward contracts, swaps and options. The company uses these derivative instruments to hedge expected future cash flows in foreign currencies and firm commitments. Gains and losses on cash flow hedges are initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. All other gains and losses are recognized in costs of sales. These instruments usually mature in two years or less, consistent with the underlying transactions. The effect of changes in exchange rates may not be fully offset by gains or losses on currency derivatives, depending on the extent to which the exposures are hedged.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Accounting Policies — (Continued)

      During 2001, the company entered into interest rate swaps to manage its interest rate risk. As a result of these swaps, approximately 45% of the company’s borrowings are on a fixed rate basis, with the balance on a variable rate basis, subject to changes in short term interest rates.

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

      The impact of implementing this new standard on Visteon’s results of operations and financial condition for the year ended December 31, 2001, was not material.

Foreign Currency Translation

      Assets and liabilities of Visteon’s non-U.S. businesses generally are translated to U.S. Dollars at end-of-period exchange rates. The effects of this translation for Visteon are reported in other comprehensive income. Remeasurement of assets and liabilities of Visteon’s non-U.S. businesses that use the U.S. Dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of Visteon’s non-U.S. businesses are translated to U.S. Dollars at average-period exchange rates and are recognized as part of revenues, costs and expenses. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of the business involved. Net transaction gains and losses, as described above, increased net income $6 million in 2001 and $2 million in 2000 and decreased net income $24 million in 1999.

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

Impairment of Long-Lived Assets and Certain Identifiable Intangibles

      Visteon periodically evaluates the carrying value of long-lived assets and long-lived assets to be disposed of for potential impairment. Visteon considers projected future undiscounted cash flows, trends and other circumstances in making such estimates and evaluations.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Accounting Policies — (Continued)

Goodwill

      Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is amortized using the straight-line method for periods up to 20 years. Total goodwill included in other assets was $357 million and $394 million at December 31, 2001 and 2000, respectively, net of accumulated amortization of $79 million and $58 million as of those same dates.

      Visteon evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations compare operating income before amortization of goodwill to the amortization recorded for the operations to which the goodwill relates. Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” was issued by the Financial Accounting Standards Board in July 2001. SFAS 142 establishes a new accounting standard for goodwill acquired in a business combination. SFAS 142 would continue to require recognition of goodwill as an asset but would no longer permit amortization of goodwill. In addition, SFAS 142 establishes a new method of testing goodwill and other intangible assets for impairment by using a fair-value based approach. Under this statement, existing intangible assets will be evaluated for possible impairment on the date of transition and periodically, thereafter. In accordance with the provisions of SFAS 142, goodwill shall no longer be amortized starting in the first quarter of 2002. We have not yet determined the effect of adopting SFAS 142 on Visteon’s results of operations and financial condition. Amortization expense related to goodwill for the year ended December 31, 2001 was $23 million.

NOTE 3. Inventories

	December 31,

	2001	2000

	(in millions)
Raw materials, work-in-process and supplies	$728	$829
Finished products	130	119

Total inventories	$858	$948

U.S. inventories	$525	$586

      Inventories are stated at the lower of cost or market. The cost of most U.S. inventories is determined by the last-in, first-out (“LIFO”) method. The cost of the remaining inventories is determined primarily by the first-in, first-out (“FIFO”) method.

      If the FIFO method had been used instead of the LIFO method, inventories would have been higher by $86 million and $83 million at December 31, 2001 and 2000, respectively.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 4. Net Property, Depreciation and Amortization

	December 31,

	2001	2000

	(in millions)
Land	$117	$117
Buildings and land improvements	1,495	1,389
Machinery, equipment and other	8,162	8,512
Construction in progress	306	306

Total land, plant and equipment	10,080	10,324
Accumulated depreciation	(5,090)	(5,130)

Net land, plant and equipment	4,990	5,194
Special tools, net of amortization	339	303

Net property	$5,329	$5,497

      Property, equipment and special tools are depreciated principally using the straight-line method of depreciation over the estimated useful life of the asset. On average, buildings and land improvements are depreciated based on a 30-year life; machinery and equipment are depreciated based on a 14-year life. Special tools are amortized using the straight-line method over periods of time representing the estimated life of those tools.

      Depreciation and amortization expenses related to property, equipment and special tools, excluding amortization expense of goodwill and other intangible assets, were as follows:

	2001	2000	1999

	(in millions)
Depreciation	$562	$585	$572
Amortization	79	68	66

Total	$641	$653	$638

      Maintenance, repairs and rearrangement costs are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. Pre-production costs related to new facilities are expensed as incurred.

      At December 31, 2001 Visteon had the following minimum rental commitments under non-cancelable operating leases (in millions): 2002 — $80; 2003 — $50; 2004 — $35; 2005 — $27; 2006 — $19; thereafter — $85.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 5. Income Taxes

      Income (loss) before income taxes for U.S. and non-U.S. operations, excluding equity in net income of affiliated companies, was as follows:

	2001	2000	1999

	(in millions)
U.S.	$(343)	$104	$974
Non-U.S.	150	279	151

Total income (loss) before income taxes	$(193)	$383	$1,125

      The provision (benefit) for income taxes was calculated as follows:

	2001	2000	1999

	(in millions)
Current tax provision (benefit)
U.S. federal	$(6)	$127	$264
Non-U.S.	77	91	112
State and local	—	12	26

Total current	71	230	402

Deferred tax provision (benefit)
U.S. federal	(115)	(91)	47
Non-U.S.	(24)	7	(27)
State and local	(4)	(3)	—

Total deferred	(143)	(87)	20

Total provision (benefit)	$(72)	$143	$422

      A reconciliation of the provision (benefit) for income taxes compared with amounts at the U.S. statutory tax rate is shown below:

	2001	2000	1999

Tax provision (benefit) at U.S. statutory rate of 35%	(35)%	35%	35%
Effect of:
Tax on non-U.S. income	—	—	2
State and local income taxes	(2)	2	2
Tax credits	(6)	(3)	(1)
Other	6	3	—

Provision (benefit) for income taxes	(37)%	37%	38%

      Deferred taxes are provided for earnings of non-U.S. subsidiaries. Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 5. Income Taxes — (Continued)

      The components of deferred income tax assets and liabilities at December 31 were as follows:

	December 31,

	2001	2000

	(in millions)
Deferred tax assets
Employee benefit plans	$961	$902
Customer allowances and claims	34	30
Net operating losses and other carryforwards	245	36
All other	202	148

Total deferred tax assets	1,442	1,116

Deferred tax liabilities
Depreciation and amortization	724	713
Employee benefit plans	10	10
All other	232	119

Total deferred tax liabilities	966	842

Net deferred tax assets	$476	$274

      The anticipated tax benefit of U.S. net operating loss carryforwards is $118 million at December 31, 2001. These losses will expire in 2021. U.S. tax credit carryforwards are $24 million at December 31, 2001. These credits will expire in 2021. The anticipated tax benefit of non-U.S. net operating loss carryforwards is $103 million at December 31, 2001. The majority of these losses have indefinite carryforward periods. For financial statement purposes, the tax benefit of net operating loss and credit carryforwards is recognized as a deferred tax asset, subject to appropriate valuation allowances when it is determined that recovery of the deferred tax asset is unlikely. The company evaluates the tax benefits of operating loss carryforwards on an ongoing basis. Such evaluations include a review of historical and projected future operating results, the eligible carryforward period and other circumstances.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 6. Liabilities

Current Liabilities

      Included in accrued liabilities at December 31 were the following:

	December 31,

	2001	2000

	(in millions)
Salaries, wages and employer taxes	$105	$338
Employee benefits	308	321
Postretirement benefits other than pensions	38	32
Other	494	395

Total accrued liabilities	$945	$1,086

Noncurrent Liabilities

      Included in other liabilities at December 31 were the following:

	December 31,

	2001	2000

	(in millions)
Employee benefits	$418	$423
Minority interests in net assets of subsidiaries	109	93
Other	440	338

Total other liabilities	$967	$854

NOTE 7. Employee Retirement Benefits

Employee Retirement Plans

      In the U.S., Visteon hourly employees represented by the UAW and other collective bargaining groups earn noncontributory benefits based on employee service. Visteon salaried employees earn similar noncontributory benefits as well as contributory benefits related to pay and service. In accordance with the separation agreements, Ford retained the past service obligations for those transferred salaried employees who were eligible to retire in 2000 as well as those whose combined age and years of service was at least 60 at the date of the separation from Ford. For all other transferred salaried employees, Visteon assumed the pension obligations as well as assets with a fair value at least equal to the related projected benefit obligation but no less than the amount required to be transferred under applicable laws and regulations. Certain of the non-U.S. subsidiaries sponsor separate plans that provide similar types of benefits to their employees. For these non-U.S. plans, Visteon has assumed all plan benefit obligations for Visteon employees as well as assets that approximate the benefit obligations for funded plans.

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

      Visteon-assigned Ford-UAW employees, comprising about 23,000 people, participate in the Ford-UAW Retirement Plan, sponsored by Ford. By agreement, Visteon compensates Ford for the pension expense incurred by Ford for Visteon-assigned employees.

      Most U.S. salaried employees are eligible to participate in a defined contribution plan (Visteon Investment Plan) by contributing a portion of their compensation which is partially matched by Visteon. Matching contributions were $31 million in 2001 and were suspended effective January 1, 2002.

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

      Under the terms of the separation agreements with Ford and in addition to regular benefit payments, Visteon is required to pre-fund postretirement health care and life insurance benefit obligations related to Visteon-assigned Ford-UAW hourly employees as well as many transferred salaried employees. The required pre-funding is over a 15 year period beginning in 2006 for the Visteon-assigned Ford-UAW hourly employees, and over a 10 year period beginning in 2011 for those salaried employees. The annual pre-funding requirement during this period will be determined based upon amortization of the unfunded liability at the beginning of the period, plus annual expense. The unfunded liability at December 31, 2001 of about $1.6 billion is included in our recorded postretirement health care and life insurance benefit liability. Based upon estimates of the unfunded liabilities and the related expense, the first required pre-funding annual payment will be about $410 million in 2006, which is about $340 million higher than payments on a pay-as-you-go basis. In December 2000, the company pre-funded a portion of this obligation by contributing $25 million to a Voluntary Employees’ Beneficiary Association (“VEBA”) trust.

      Effective January 1, 2002, the company revised the eligibility requirement for retiree health insurance coverage for most U.S. employees to 10 years of service after attaining the age of 45.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 7. Employee Retirement Benefits — (Continued)

      The company’s expense for retirement benefits was as follows:

	Retirement Plans

							Health Care and Life
	U.S. Plans			Non-U.S. Plans			Insurance Benefits

	2001	2000	1999	2001	2000	1999	2001	2000	1999

	(in millions, except percentages)
Costs Recognized in Income
Service cost	$45	$55	$72	$19	$37	$34	$28	$26	$29
Interest cost	50	82	167	34	41	67	53	61	75
Expected return on plan assets	(64)	(106)	(248)	(49)	(58)	(95)	—	—	—
Amortization of:
Transition (asset) obligation	(4)	(7)	(16)	—	—	(1)	—	1	—
Plan amendments	8	12	18	6	6	13	(1)	—	(1)
(Gains) losses and other	(3)	(9)	11	(8)	—	12	2	—	6
Special termination benefits	52	—	—	1	7	—	19	—	—
Curtailments	(3)	—	—	1	—	—	—	—	—
Expense for Visteon-assigned Ford-UAW employees	58	74	53	—	—	—	181	170	206

Net pension/postretirement expense	$139	$101	$57	$4	$33	$30	$282	$258	$315

Discount rate for expense	7.75%	7.75%	6.25%	6.25%	6.10%	5.70%	7.50%	7.75%	6.50%
Assumed long-term rate of return on assets	9.50%	9.00%	9.00%	10.00%	9.40%	9.30%	6.00%	6.00%	6.00%
Initial health care cost trend rate	—	—	—	—	—	—	8.97%	8.75%	7.00%
Ultimate health care cost trend rate	—	—	—	—	—	—	5.00%	5.00%	5.00%
Number of years to ultimate trend rate	—	—	—	—	—	—	7	8	9

      Pension and postretirement health care and life insurance benefit expense for 1999 included the costs of Visteon-assigned Ford employees who retired on or before July 1, 2000. Pension expense for 1999 also included an allocated benefit for plan assets in excess of benefit obligations. Under the terms of the separation agreement, Ford generally retained plan assets in excess of actuarially determined benefit obligations for pensions and retained all plan assets related to postretirement health care and life insurance benefits. During 2000, asset and liability transfers between Ford and Visteon postretirement benefit plans reduced Visteon’s net pension and postretirement related liabilities by about $1.6 billion. In addition, Ford retained about $573 million of prepaid health care amounts relating to active employees.

      Increasing the assumed health care cost trend rates by one percentage point is estimated to increase the aggregate service and interest cost components of Visteon’s net postretirement benefit expense for 2001 by about $52 million and the accumulated postretirement benefit obligation at December 31, 2001 by about $455 million. A decrease of one percentage point would reduce service and interest costs by $40 million and decrease the December 31, 2001 obligation by about $375 million.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 7. Employee Retirement Benefits — (Continued)

      The status of these plans as of their most recent measurement dates was as follows:

	Retirement Plans
					Health Care
					and Life
	U.S. Plans		Non-U.S. Plans		Insurance Benefits

	2001	2000	2001	2000	2001	2000

	(in millions, except percentages)
Change in Benefit Obligation
Benefit obligation — beginning	$624	$478	$514	$23	$2,232	$4,141
Service cost	45	32	19	19	87	64
Interest cost	50	40	34	20	166	170
Amendments/other	9	14	72	(7)	(31)	(24)
Actuarial (gain) loss	6	(5)	30	(147)	254	267
Effects of separation from Ford	—	93	—	624	—	(2,293)
Special termination benefits	3	—	3	—	19	—
Curtailment	(3)	—	—	—	—	—
Foreign exchange translation	—	—	(22)	(17)	(1)	—
Benefits paid	(31)	(28)	(9)	(1)	(19)	(93)

Benefit obligation — ending	$703	$624	$641	$514	$2,707	$2,232

Change in Plan Assets
Plan assets — beginning	$680	$760	$508	$26	$25	$419
Actual return on plan assets	(76)	35	(111)	7	1	6
Contributions	23	2	40	12	19	118
Effects of separation from Ford	—	(89)	—	482	—	(425)
Foreign exchange translation	—	—	(5)	(18)	—	—
Benefits paid/other	(32)	(28)	(10)	(1)	(19)	(93)

Plan assets — ending	$595	$680	$422	$508	$26	$25

Funded Status of the Plans
Plan assets in excess of (less than) benefit obligations	$(108)	$56	$(219)	$(6)	$(2,681)	$(2,207)
Unrecognized:
Net (gains) losses	(37)	(191)	41	(165)	599	351
Prior service cost/other	58	62	110	77	(35)	(5)

Net amount recognized	$(87)	$(73)	$(68)	$(94)	$(2,117)	$(1,861)

Amount Recognized in Balance Sheet
Prepaid assets	$8	$13	$7	$—	$—	$—
Accrued liabilities	(145)	(86)	(121)	(98)	(2,117)	(1,861)
Intangible assets	49	—	43	4	—	—
Deferred income taxes	1	—	1	—	—	—
Accumulated other comprehensive income	—	—	2	—	—	—

Net amount recognized	$(87)	$(73)	$(68)	$(94)	$(2,117)	$(1,861)

Assumptions
Discount rate	7.50%	7.75%	6.00%	6.25%	7.25%	7.50%
Expected rate of return on assets	9.50%	9.50%	9.00%	10.00%	6.00%	6.00%
Rate of increase in compensation	4.50%	5.00%	3.75%	3.75%	—	—
Initial health care cost trend rate	—	—	—	—	9.45%	8.97%
Ultimate health care cost trend rate	—	—	—	—	5.00%	5.00%
Number of years to ultimate trend rate	—	—	—	—	6	7

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for employee retirement plans with accumulated benefit obligations in excess of plan assets were $789 million, $720 million and $556 million, respectively, for 2001 and $118 million, $81 million and $47 million, respectively, for 2000.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 8. Debt

      Debt at December 31 was as follows:

		Weighted
		Average
	Maturity	Interest Rate		Book Value

		2001	2000	2001	2000

				(in millions)
Debt payable within one year
Commercial paper		3.1%	7.3%	$360	$352
Other — short-term		5.5%	6.9%	210	191
Current portion of long-term debt		5.8%	6.9%	59	79

Total debt payable within one year				629	622

Long-term debt
Unsecured debt securities	2005-2010	7.4%	8.1%	1,191	1,200
Other	2003-2018	7.6%	8.5%	102	197

Total long-term debt				1,293	1,397

Total debt				$1,922	$2,019

      On August 3, 2000, Visteon completed a public offering of unsecured term debt securities totaling $1.2 billion with maturities of five years and ten years. The offering included $500 million of securities maturing on August 1, 2005 and $700 million of securities maturing on August 1, 2010. The five and ten year securities were issued at a slight discount to the stated rates of interest of 7.95% and 8.25%, respectively. Interest rate swaps have been entered into for the unsecured term debt securities maturing on August 1, 2005, which effectively convert the securities from fixed interest rate to variable interest rate instruments, as further described in Note 12. The weighted average interest rates as presented include the effects of interest rate swaps. Interest is payable semi-annually on February 1 and August 1. The unsecured term debt securities agreement contains certain restrictions including, among others, a limitation relating to liens and sale lease-back transactions, as defined in the agreement. In the opinion of management, Visteon was in compliance with all of these restrictions.

      Under Visteon’s commercial paper program, $360 million and $352 million was outstanding at December 31, 2001 and 2000, respectively, with a weighted average remaining maturity of 34 and 12 days at December 31, 2001 and 2000, respectively.

      In June 2001, Visteon renewed financing arrangements with third-party lenders to provide up to $2 billion of contractually committed, unsecured revolving credit facilities. The financing arrangements consist of 364-day revolving credit lines and long-term revolving credit lines providing funding until June 2006. Any borrowings under the revolving credit facilities would bear interest based on a variable interest rate option selected at the time of borrowing. As of December 31, 2001, there were no amounts outstanding under the revolving credit facilities. The credit facilities contain certain affirmative and negative covenants including a covenant not to exceed a specified leverage ratio. In the opinion of management, Visteon has been in compliance with all covenants since the inception of the revolving credit facilities.

      The company has additional debt arrangements with respect to a number of its non-U.S. operations, a portion of which are payable in non-U.S. currencies.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 8. Debt — (Continued)

      We have guaranteed about $26 million of borrowings held by unconsolidated joint ventures of Visteon as of December 31, 2001. In addition, we have guaranteed about $6 million of a Tier Two supplier’s debt to ensure the continued supply of essential parts.

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

      Debt at December 31, 2001 included maturities as follows (in millions): 2002 — $629; 2003 — $39; 2004 — $47; 2005 — $495; 2006 — $3; thereafter — $709.

NOTE 9. Capital Stock and Stock Award Plans

      Visteon was incorporated in Delaware in January 2000 with an initial capitalization of 10,000 shares of $1.00 par value common stock authorized and 1,000 shares of common stock outstanding. Through an amendment to its certificate of incorporation, the number of common shares authorized and outstanding was increased to 500 million and 130 million, respectively. In addition, 50 million shares of preferred stock, par value $1.00 per share, were authorized, none of which have been issued.

      The Visteon Corporation 2000 Incentive Plan (“Incentive Plan”), which is administered by the Compensation Committee of the Board of Directors, provides for the grant of incentive and nonqualified stock options, stock appreciation rights, performance stock rights and stock and various other rights based on stock. The Visteon Corporation Employees Equity Incentive Plan (“EEIP”), which is administered by an Administrator appointed by the Board of Directors, provides for the grant of nonqualified stock options, stock appreciation rights, performance stock rights and stock and various other rights based on stock. The Visteon Corporation Restricted Stock Plan for Non-Employee Directors provides for the grant of restricted stock to non-employee directors. The total number of shares of common stock subject to awards under the Incentive Plan and EEIP is 13 million and 6.5 million shares of common stock, respectively. At December 31, 2001, there were 9.4 million and 5.1 million shares of common stock available for grant under the Incentive Plan and EEIP, respectively. The plans were approved by the shareholders.

      Stock options granted under the Incentive Plan or the EEIP have an exercise price equal to the average of the highest and lowest prices at which Visteon common stock was traded on the New York Stock Exchange on the date of grant. Stock options that have been granted become exercisable one-third after one year from the date of grant, an additional one-third after two years and in full after three years, and expire 10 years from the date of grant.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 9. Capital Stock and Stock Award Plans — (Continued)

      Effective at the date of spin-off and subject to shareholder approval, Visteon granted under the Incentive Plan to some employees about 2 million stock options with an exercise price equal to the average of the highest and lowest prices at which Visteon common stock was traded on the New York Stock Exchange on that date. Shareholder approval was obtained in May 2001 for the grant of these stock options. The difference between the exercise price and the average price of Visteon common stock on the date of shareholder approval will be recognized as compensation expense over the vesting period. Compensation expense was $4 million in 2001.

      Information concerning stock options is as follows:

		Weighted Average
	Shares	Exercise Price

	(in thousands)
Outstanding at December 31, 2000	—	$—
Granted	5,193	15.60
Exercised	(172)	13.09
Terminated	(89)	15.08

Outstanding at December 31, 2001	4,932	15.74
Outstanding but not exercisable at December 31, 2001	4,424

Exercisable at December 31, 2001	508	13.12

      The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

	(in thousands)			(in thousands)
$10.00 - $16.00	1,900	8.5	$13.12	508	$13.12
$16.01 - $22.00	3,032	9.4	17.38	—	—

	4,932		15.74	508	13.12

      Visteon measures compensation cost related to stock options using the intrinsic value method. Accordingly, and because option exercise price is set at fair value at the date of grant, no compensation cost for stock options has been recognized, other than expense related to those stock options which were granted subject to shareholder approval discussed above. If compensation cost had been determined based on the estimated fair value of stock options in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” Visteon’s 2001 net loss and loss per share (on both a basic and diluted basis) would have been increased by $5 million, or $0.04 per share. The average fair value of each stock option granted in 2001 was $6.83 for options in which the exercise price equaled the market price of the stock on the grant date, and $7.94 for options in which the exercise price was less than the market price of the stock on the grant date. The fair values were estimated at the grant date using an option-pricing model with the following weighted average assumptions for 2001: risk-free interest rate of 4.7%, expected life of 4.7 years, volatility of 42.8%, and a dividend yield of 1.4%.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 9. Capital Stock and Stock Award Plans — (Continued)

      Under the Incentive Plan, Visteon has granted restricted stock to certain employees. Restricted stock awards vest after a designated period of time, which is generally five years, or upon the achievement of applicable performance goals at the completion of a performance period, which is generally three years. Performance goals are related to return on equity and quality measures. Compensation expense related to performance-based restricted stock awards is recognized over the performance period based upon an estimate of the likelihood of achieving the performance goals and also reflects changes in the price of Visteon common stock. Restricted stock awards issued to the company’s Board of Directors vest on the third anniversary of the date of the grant. Deferred stock compensation expense was $9 million in 2001. About 1,650,000 shares of restricted common stock were outstanding at December 31, 2001.

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

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by Visteon for matters discussed in the foregoing paragraph where losses are deemed probable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which reserves have not been established could be decided unfavorably to Visteon and could require Visteon to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at December 31, 2001. Visteon does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

      Visteon has been working with Ford to resolve a number of outstanding commercial issues. See Note 17 for further discussion of some of the commercial issues with Ford under the supply agreement and pricing letter agreement.

NOTE 11. Transactions with Ford and its Affiliates

      Revenues from Ford and its affiliates approximated 82% in 2001, 84% in 2000 and 88% in 1999 of total sales.

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

Supply Agreement and Pricing Letter Agreement

      The supply agreement provides that Visteon’s existing purchase orders with Ford as of January 1, 2000 will generally remain in effect at least through the end of 2003, subject to Ford’s right to terminate any particular purchase order for quality, service, delivery and technology. In addition, the pricing letter required a one-time 5% price reduction on products that Visteon was supplying to Ford as of January 1, 2000 based on a market pricing review conducted by Ford and Visteon. The pricing letter also requires productivity price adjustments in each of 2000, 2001, 2002 and 2003 to reflect competitive price reductions obtained each year by Ford from its other Tier 1 suppliers. Visteon and Ford agreed on a 3.5% productivity price reduction for 2000 on such products, which is consistent with (i) price reductions between Visteon and Ford in prior years and (ii) the amount of annual productivity improvement that Ford generally expects from its other Tier 1 suppliers.

      See Note 17 for further discussion of some of the commercial issues with Ford under the supply agreement and pricing letter agreement.

Master Separation Agreement

      The master separation agreement provides for Ford to provide transitional services to Visteon until December 31, 2001, of which certain information technology services continue through June 30, 2005. These services include information technology, human resources, accounting, customs, product development technology and real estate services which have been historically provided to Visteon by Ford. Visteon has agreed to pay Ford amounts which reflect its fully accounted cost for these services, including a reasonable allocation of internal overhead costs, as well as any direct costs incurred from outside suppliers. Visteon may terminate any transitional service upon six months’ written notice. Certain transitional services were extended an additional six months to June 30, 2002. Visteon is working with Ford to extend some human resource and payroll services beyond June 2002. For periods prior to and including our spin-off, assessments for these services totaled approximately $179 million and $211 million in 2000 and 1999, respectively.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 11. Transactions with Ford and its Affiliates — (Continued)

Hourly Employee Assignment Agreement

      The hourly employee assignment agreement sets forth a number of rights and obligations with respect to the United States hourly employees of Ford who (i) were represented by the UAW, (ii) were covered by the Ford UAW Master Collective Bargaining Agreement dated as of September 30, 1999, (iii) were employed in one of Visteon’s facilities as of the date of the spin-off and (iv) after Visteon’s spin-off were assigned to work for Visteon.

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

      The fair value of debt was $1,954 million at December 31, 2001, based on quoted market prices or current rates for similar debt with the same remaining maturities, compared with book value of $1,922 million. The fair value of debt approximated $2,028 million at December 31, 2000. The notional amount of interest rate swaps was $500 million at December 31, 2001. The fair market value of the interest rate swaps was a liability of $9 million at December 31, 2001 with an offsetting amount recorded in long-term debt.

      The fair value of foreign currency instruments was estimated using current market rates provided by outside quotation services. The notional amount of foreign currency instruments was $949 million and $1,178 million at December 31, 2001 and 2000, respectively. The notional amount represents the contract amount, not the amount at risk. The fair value of the company’s foreign currency instruments was an asset of $9 million at year-end 2001 and was a liability of approximately $19 million at year-end 2000.

      The fair market value of commodity derivatives, which were first instituted in fourth quarter 2001, was not material at December 31, 2001.

      It is anticipated that approximately $8 million of deferred net gains will be reclassified from accumulated other comprehensive income to earnings over the next 12 months as the anticipated underlying transactions occur.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 13. Acquisitions, Dispositions and Special Charges

      During the third quarter of 2001, Visteon recorded a pre-tax charge of $34 million related to special voluntary retirement and separation programs offered to hourly employees located at Visteon’s Nashville Glass plant. This action resulted in the separation of about 245 employees during the third quarter of 2001. As of December 31, 2001, Visteon has spent or utilized about $28 million related to this charge, which includes $20 million incurred related to special pension and other postretirement benefits, and $8 million of cash payments mainly related to severance pay. The pre-tax charge of $34 million ($21 million after-tax) is recorded in costs of sales and by the Glass Operations segment.

      During the second quarter of 2001, Visteon recorded a pre-tax charge of $146 million related to the elimination of more than 2,000 salaried positions worldwide. About 90% of the separations were completed in the second quarter of 2001. Substantially all the remaining separations were completed prior to the end of 2001. In addition, Visteon recorded a pre-tax charge in the second quarter of 2001 of $12 million related to the planned closure of two European facilities, ZEM in Poland and Wickford in the U.K., and other actions. Of the total pre-tax charges of $158 million ($100 million after-tax), $81 million is recorded in selling, administrative and other expenses and $77 million is recorded in costs of sales, and $142 million is recorded by the Automotive Operations segment and $16 million is recorded by the Glass Operations segment. As of December 31, 2001, Visteon has spent or utilized about $141 million related to these charges, which includes $86 million of cash payments mainly for severance pay, $50 million incurred related to special pension and other postretirement benefits and $5 million related to the non-cash write-down to fair value of certain plant assets.

      Visteon recorded a pre-tax charge of approximately $13 million ($8 million after-tax) and $5 million ($3 million after-tax) in the second and third quarters of 2000, respectively, for Visteon employees that were part of special voluntary retirement and separation programs.

      In December 2000, Visteon recorded a pre-tax, non-cash impairment write-down of $220 million ($138 million after-tax) to reduce the net book value of the assets associated with the Glass Operations segment to estimated fair value. The write-down reflects revised operating projections following the end of discussions regarding a joint venture involving the business, which reflected continuing pressures on costs and prices.

      In October 2000, the sale of Visteon’s 49% interest in the “Conix Group”, comprised of Conix Corporation, Conix Canada Inc., Conix Belgium N.V. and Conix U.K. Limited, to Decoma International, Inc., was completed. The sale price for the Visteon interest was $140 million, which was satisfied by a cash payment of $50 million and $90 million of 9.5% subordinated Decoma debentures due in 2003, resulting in an after-tax gain of about $20 million, which is included in equity in net income of affiliated companies on the Consolidated Statement of Income. Visteon received payment of the 9.5% subordinated Decoma debentures in 2001.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 14. Cash Flows

      The reconciliation of net income to cash flows provided by (used in) operating activities is as follows:

	2001	2000	1999

	(in millions)
Net income (loss)	$(118)	$270	$735
Adjustment to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	666	676	651
Asset impairment charge	—	220	—
Earnings of affiliated companies in excess of dividends remitted	(12)	(39)	(23)
Foreign currency adjustments	17	8	32
Provision for deferred income taxes	(143)	(87)	20
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(197)	(85)	(285)
Decrease (increase) in inventory	86	(205)	(62)
Increase (decrease) in accounts payable, accrued and other liabilities	71	(1,447)	1,494
Other	66	163	(80)

Cash flows provided by (used in) operating activities	$436	$(526)	$2,482

      Cash paid for interest and income taxes was as follows:

	2001	2000	1999

	(in millions)
Interest	$131	$138	$143
Income taxes	44	243	281

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

      The accounting policies for the operating segments are the same as those described in Note 2, “Accounting Policies”. Visteon evaluates the performance of its operating segments based primarily on sales, income before taxes and net income.

      Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
2001
Sales	$17,222	$621	$17,843
Income (loss) before taxes	(110)	(59)	(169)
Net income (loss)	(83)	(35)	(118)
Depreciation/amortization	661	5	666
Capital expenditures	744	8	752
Unconsolidated affiliates:
Equity in net income	19	5	24
Investments in	140	18	158
Average assets	10,903	299	11,202
2000
Sales	$18,721	$746	$19,467
Income (loss) before taxes	689	(250)	439
Net income (loss)	426	(156)	270
Depreciation/amortization	641	35	676
Capital expenditures	771	22	793
Unconsolidated affiliates:
Equity in net income	50	6	56
Investments in	122	20	142
Average assets	11,356	531	11,887
1999
Sales	$18,593	$773	$19,366
Income before taxes	1,170	2	1,172
Net income	732	3	735
Depreciation/amortization	616	35	651
Capital expenditures	832	44	876
Unconsolidated affiliates:
Equity in net income	39	8	47
Investments in	184	21	205
Average assets	10,252	682	10,934

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 15. Segment Information — (Continued)

      Visteon’s major geographic areas are the United States and Europe. Other geographic areas (primarily Canada, Mexico, South America and Asia Pacific) individually are not material. Financial information segregated by geographic area is as follows:

				Total
Geographic Areas	United States	Europe	All Other	Visteon

	(in millions)
2001
Sales	$12,677	$2,781	$2,385	$17,843
Net property	3,179	1,249	901	5,329
2000
Sales	$14,374	$2,560	$2,533	$19,467
Net property	3,253	1,339	905	5,497
1999
Sales	$14,814	$2,732	$1,820	$19,366
Net property	3,592	1,274	923	5,789

NOTE 16. Summary Quarterly Financial Data (Unaudited)

	2001				2000

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share amounts)
Sales	$4,723	$4,905	$3,722	$4,493	$5,225	$5,309	$4,404	$4,529
Operating income (loss)	68	(42)	(131)	(12)	253	268	93	(173)
Income (loss) before taxes	55	(57)	(146)	(21)	237	266	82	(146)
Net income (loss)	31	(40)	(95)	(14)	147	162	48	(87)
Earnings (loss) per share	$0.24	$(0.31)	$(0.74)	$(0.11)	$1.13	$1.25	$0.37	$(0.67)

      Results for the fourth quarter of 2001 include approximately $40 million of pre-tax income related to adjustments made to estimated provisions for various employee fringe benefit accruals recorded during the first nine months of 2001.

      As discussed further in Note 13, Visteon recorded a pre-tax charge of $158 million in the second quarter of 2001 related to the elimination of more than 2,000 salaried positions worldwide and the closure of two European facilities and other actions. In addition, Visteon recorded a pre-tax charge of $34 million in the third quarter of 2001 for special voluntary retirement and separation programs.

      As discussed further in Note 13, results for the fourth quarter of 2000 include a pre-tax, non-cash impairment write-down of $220 million to reduce the net book value of the assets associated with the Glass Operations segment and an after-tax gain of about $20 million related to the sale of Visteon’s 49% interest in the “Conix Group” of companies.

      Visteon recorded pre-tax charges of $13 million and $5 million in the second and third quarters of 2000, respectively, for special voluntary and involuntary employee retirement and separation programs.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 17. Subsequent Events

      In January 2002, Visteon completed an arrangement with a special-purpose entity, owned by an affiliate of a bank, to lease land in Southeast Michigan suitable for a potential headquarters facility. The lease has an initial lease term through June 30, 2002 at which time Visteon has the option to renew the lease on terms mutually acceptable to Visteon and the lessor, purchase the land, or arrange for the sale of the property. Visteon has a contingent liability for up to about $23 million in the event the property is sold for less than full cost.

      In February 2002, Visteon entered into a definitive agreement with Autoliv, Inc., to sell its restraint electronics business. The sale includes Visteon’s North American and European order book of approximately $150 million in annual sales to Ford Motor Company and its affiliates, including associated manufacturing operations in Markham, Ontario, as well as related assets and liabilities. As part of the sale, approximately 250 employees from Markham and 100 engineers from Dearborn, Michigan will be transferred to Autoliv. The remaining 825 employees at Markham will be separated from Visteon as the company moves nearly all of the remaining business to facilities in Mexico. In addition, Visteon will eliminate about 400 engineering positions worldwide to reduce research and development costs. These actions are expected to result in net charges in 2002 of as much as $150 million before taxes ($95 million after taxes).

      Visteon has been working with Ford to resolve a number of outstanding commercial issues. Visteon’s supply agreement and related pricing letter with Ford Motor Company require Visteon to provide Ford with productivity price adjustments for 2001, 2002 and 2003. In March 2002, Visteon and Ford reached an agreement resolving North American pricing for 2001 that is consistent with Visteon’s previously established reserves. The agreement also included a consensus on the productivity price adjustment for 2002 calendar year as well as agreement that the companies will negotiate all future year price adjustments in a manner consistent with that followed by other Tier One suppliers. There remains a difference of opinion between Visteon and Ford under the supply agreement and related pricing letter with respect to the pricing and sourcing of products supplied to Ford of Europe. The amount in dispute in this regard for 2001 is approximately $50 million before taxes, representing a unilateral reduction in prices assessed by Ford of Europe. Visteon and Ford are continuing settlement discussions regarding this matter, have recently participated in a mediation process, and are intending to proceed with arbitration of this issue if the parties cannot reach agreement, as specified in the supply agreement. Although the outcome of this matter is not fully predictable, we believe our established reserves are adequate. The final amounts, however, could differ materially from the recorded estimates.

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated By-laws (2)
4.1	Indenture dated as of June 23, 2000 with Bank One Trust Company, N.A., as Trustee (3)
4.2	Form of Visteon Common Stock Certificate (4)
10.1	Master Transfer Agreement (5)
10.2	Purchase and Supply Agreement (5)
10.3	Letter Relating to Price Reductions (5)
10.4	Master Separation Agreement (6)
10.5	Aftermarket Relationship Agreement (4)
10.6	Hourly Employee Assignment Agreement (4)
10.7	Employee Transition Agreement (4)
10.8	Tax Sharing Agreement (5)
10.9	Long-Term Incentive Plan (5)
10.10	Form of Revised Change in Control Agreement (7)
10.11	Issuing and Paying Agency Agreement (1)
10.12	Master Note (1)
10.13	Letter Loan Agreement (1)
10.14	Deferred Compensation for Non-Employee Directors (7)
10.15	Restricted Stock Plan for Non-Employee Directors (7)
10.16	Deferred Compensation Plan (7)
10.17	Form of Savings Parity Plan (7)
10.18	Form of Pension Parity Plan (7)
10.19	Form of Supplemental Executive Retirement Plan (7)
10.20	Executive Employment Agreement dated as of September 15, 2000
12.1	Statement re: Computation of Ratios
21.1	Subsidiaries of Visteon
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Powers of Attorney (see signature pages hereof)
99.1	Risk Factors

(1)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed July 24, 2000 (File No. 001-15827).

(2)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed November 14, 2001 (File No. 001-15827).

(3)	Incorporated by reference to exhibit 4.1 filed with Visteon’s Current Report on Form 8-K, dated July 31, 2000, filed August 16, 2000 (File No. 001-15827).

(4)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form 10, filed May 19, 2000 (File No. 001-15827).

(5)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Registration Statement on Form S-1, filed June 2, 2000 (File No. 333-38388).

(6)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form S-1, filed June 6, 2000 (Registration No. 333-38388).

(7)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Annual Report on Form 10-K for the period ended December 31, 2000, filed February 27, 2001 (File No. 001-15827).