Form 10-Q
period 2002-03-31
VISTEON CORP
filed 2002-05-01
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002, or

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

Yes  ✓    No

     Applicable Only to Corporate Issuers: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2002, the Registrant had outstanding 130,790,498 shares of Common Stock, par value $1.00 per share.

Exhibit index located on page number 17.

VISTEON CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended March 31, 2002 and 2001
(in millions, except per share amounts)

	First Quarter

	2002	2001

	(unaudited)
Sales
Ford and affiliates	$3,646	$3,913
Other customers	823	810

Total sales	4,469	4,723
Costs and expenses (Notes 2 and 3)
Costs of sales	4,356	4,448
Selling, administrative and other expenses	202	207

Total costs and expenses	4,558	4,655
Operating income (loss)	(89)	68
Interest income	6	19
Interest expense	29	36

Net interest expense	(23)	(17)
Equity in net income of affiliated companies	5	4

Income (loss) before income taxes	(107)	55
Provision (benefit) for income taxes	(40)	19

Income (loss) before minority interests	(67)	36
Minority interests in net income of subsidiaries	6	5

Income (loss) before cumulative effect of change in accounting principle	(73)	31
Cumulative effect of change in accounting principle, net of tax (Note 10)	(265)	—

Net income (loss)	$(338)	$31

Average number of shares of Common Stock outstanding	131	131
Earnings (loss) per share (Note 4)
Basic and diluted before cumulative effect of change in accounting principle	$(0.57)	$0.24
Cumulative effect of change in accounting principle	(2.06)	—

Basic and diluted	$(2.63)	$0.24

Cash dividends per share	$0.06	$0.06

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	March 31,	December 31,
	2002	2001

	(unaudited)
Assets
Cash and cash equivalents	$815	$1,024
Marketable securities	257	157

Total cash and marketable securities	1,072	1,181
Accounts receivable — Ford and affiliates	1,710	1,560
Accounts receivable — other customers	907	834

Total receivables	2,617	2,394
Inventories (Note 7)	872	858
Deferred income taxes	167	167
Prepaid expenses and other current assets	148	153

Total current assets	4,876	4,753
Equity in net assets of affiliated companies	158	158
Net property	5,233	5,329
Deferred income taxes	487	322
Goodwill (Note 10)	—	363
Other assets	155	153

Total assets	$10,909	$11,078

Liabilities and Stockholders’ Equity
Trade payables	$1,877	$1,831
Accrued liabilities	1,019	945
Income taxes payable	28	30
Debt payable within one year	631	629

Total current liabilities	3,555	3,435
Long-term debt	1,285	1,293
Postretirement benefits other than pensions	2,138	2,079
Other liabilities	992	967
Deferred income taxes	12	13

Total liabilities	7,982	7,787
Stockholders’ equity
Capital stock
Preferred Stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common Stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 131 million and 130 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,316	3,311
Accumulated other comprehensive income	(240)	(231)
Other	(39)	(25)
Earnings retained for use in business (accumulated deficit)	(241)	105

Total stockholders’ equity	2,927	3,291

Total liabilities and stockholders’ equity	$10,909	$11,078

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2002 and 2001
(in millions)

	First Quarter

	2002	2001

	(unaudited)
Cash and cash equivalents at January 1	$1,024	$1,412
Cash flows provided by (used in) operating activities	58	(187)
Cash flows from investing activities
Capital expenditures	(140)	(172)
Purchases of securities	(199)	(85)
Sales and maturities of securities	100	—
Other	—	3

Net cash used in investing activities	(239)	(254)
Cash flows from financing activities
Commercial paper issuances, net	—	(15)
Short-term debt, net	(1)	1
Proceeds from issuance of other debt	44	28
Principal payments on other debt	(48)	(31)
Purchase of treasury stock	(11)	—
Cash dividends	(8)	(8)

Net cash used in financing activities	(24)	(25)
Effect of exchange rate changes on cash	(4)	(6)

Net decrease in cash and cash equivalents	(209)	(472)

Cash and cash equivalents at March 31	$815	$940

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(unaudited)

      1. Financial Statements — The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002. Certain amounts for prior periods were reclassified to conform with present period presentation.

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

      2. Selected costs and expenses are summarized as follows:

	First Quarter

	2002	2001

	(in millions)
Depreciation	$140	$140
Amortization	21	30

Total	$161	$170

      3. Special Charges — In the first quarter of 2002, Visteon recorded in costs of sales pre-tax charges of $116 million ($74 million after-tax), as summarized below:

	First Quarter 2002

	Pre-tax	After-tax

	(in millions)
Restructuring and other charges:
First quarter 2002 actions*	$95	$61
Adjustments to prior year’s expenses	(5)	(3)

Total restructuring and other charges	90	58
Loss related to sale of restraint electronics business	26	16

Total special charges	$116	$74

*	Includes $5 million related to the write-down of inventory.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

     3. Special Charges — (Continued) — In the first quarter of 2002, Visteon recorded pre-tax charges of $95 million related to the separation of 820 employees at Markham, Ontario as the company moves nearly all of the non-restraint electronics business to facilities in Mexico, the elimination of about 215 engineering positions in the United States to reduce research and development costs, the closure of our Visteon Technologies facility in California and the related discontinuation of support for our aftermarket navigation systems product line, the closure of our Leatherworks facility in Michigan and the elimination of about 240 manufacturing positions in Mexico. The engineering-related and Mexican manufacturing-related separations, and the closure of Visteon Technologies, were completed in the first quarter of 2002. The separations of the Markham employees are expected to be complete by the end of 2002.

      Also in the first quarter of 2002, $5 million of accrued restructuring liabilities relating to prior year restructuring plans were reversed reflecting a change in estimated costs to complete these activities.

      Effective April 1, 2002, Visteon completed the sale of its restraint electronics business to Autoliv, Inc. for $25 million. The sale includes Visteon’s North American and European order book of approximately $150 million in annual sales to Ford Motor Company and its affiliates, including associated manufacturing operations in Markham, Ontario, as well as related assets and liabilities. As part of the sale, approximately 250 employees from Markham and 110 engineers from Dearborn, Michigan will transfer to Autoliv.

      The following table summarizes the activity related to the remaining restructuring reserves from the 2001 actions, as well as restructuring reserve activity related to the 2002 actions. This table does not include the loss related to the sale of the electronics restraint business.

	Automotive Operations		Glass Operations

	Employee-Related	Other	Employee-Related	Total

	(in millions)
December 31, 2001 reserve balance	$16	$—	$7	$23
Pre-tax charges recorded in costs of sales:
First quarter 2002 actions	81	14	—	95
Adjustments to prior year’s expenses	(3)	—	(2)	(5)

Total net expense	78	14	(2)	90
Utilization	(49)	(12)	(1)	(62)

March 31, 2002 reserve balance	$45	$2	$4	$51

      Reserve balances of $23 million and $51 million at December 31, 2001 and March 31, 2002, respectively, are included in current accrued liabilities on the accompanying balance sheets. The March 31, 2002 reserve balance of $51 million includes $15 million related to 2001 restructuring activities. The company currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed in 2002.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      4. Income (Loss) Per Share of Common Stock — Basic income per share of common stock is calculated by dividing the income attributable to common stock by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. The average number of shares of restricted stock outstanding was about 2,250,000 and 910,000 for the first quarter of 2002 and first quarter of 2001, respectively. The calculation of diluted income per share takes into account the effect of dilutive potential common stock, such as stock options and restricted stock. For the first quarter of 2002 potential common stock of about 317,000 shares are excluded as the effect would have been antidilutive.

      5. Transactions with Ford and its Affiliates — Visteon has been working with Ford to resolve a number of outstanding commercial issues. Visteon’s supply agreement and related pricing letter with Ford Motor Company require Visteon to provide Ford with productivity price adjustments for 2001, 2002 and 2003. In March 2002, Visteon and Ford reached an agreement resolving North American pricing for 2001 that is consistent with Visteon’s previously established reserves. The agreement also included a consensus on the productivity price adjustment for 2002 calendar year as well as agreement that the companies will negotiate all future year price adjustments in a manner consistent with that followed by other Tier One suppliers. There remains a difference of opinion between Visteon and Ford under the supply agreement and related pricing letter with respect to the pricing and sourcing of products supplied to Ford of Europe. The amount in dispute in this regard for 2001 is approximately $50 million before taxes, representing a unilateral reduction in prices assessed by Ford of Europe. Visteon and Ford are continuing settlement discussions regarding this matter, have recently participated in a mediation process and are intending to proceed with arbitration of this issue if the parties cannot reach agreement, as specified in the supply agreement. Although the outcome of this matter is not fully predictable, we believe our established reserves are adequate. The final amounts, however, could differ materially from the recorded estimates.

      6. Land Lease — In January 2002, Visteon completed an arrangement with a special-purpose entity, owned by an affiliate of a bank, to lease land in Southeast Michigan suitable for a potential headquarters facility. The lease has an initial lease term through June 30, 2002, at which time Visteon has the option to renew the lease on terms mutually acceptable to Visteon and the lessor, purchase the land or arrange for the sale of the property. Visteon has a contingent liability for up to about $23 million in the event the property is sold for less than full cost.

      7. Inventories are summarized as follows:

	March 31,	December 31,
	2002	2001

	(in millions)
Raw materials, work-in-process and supplies	$726	$728
Finished products	146	130

Total inventories	$872	$858

U.S. inventories	$543	$525

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      8. Debt — On April 2, 2002, Visteon and Visteon Capital Trust I (the “trust”) filed a shelf registration statement with the Securities and Exchange Commission to register $800 million in securities. Under this shelf process, in one or more offerings, Visteon may sell notes, preferred stock, common stock, depositary shares, warrants, stock purchase contracts and stock purchase units; and the trust may sell trust preferred securities representing undivided beneficial interests in the trust. This shelf registration statement replaces the prior shelf registration statement filed on June 23, 2000. The registration statement became effective on April 12, 2002. Each time Visteon sells securities under this shelf registration statement, a prospectus supplement will be provided that will contain specific information about the terms of that offering. Except as may otherwise be determined at the time of sale, the net proceeds would be used for general corporate purposes.

      9. Comprehensive Income (Loss) — Other comprehensive income mainly includes foreign currency translation adjustments. Total comprehensive income is summarized as follows:

	First Quarter

	2002	2001

	(in millions)
Net income (loss)	$(338)	$31
Other comprehensive income (loss)	(9)	(20)

Total comprehensive income (loss)	$(347)	$11

      10. Accounting Change — In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. SFAS 142 no longer permits amortization of goodwill and establishes a new method of testing goodwill for impairment by using a fair-value based approach. Under this statement goodwill is to be evaluated for possible impairment as of January 1, 2002, and periodically thereafter.

      Visteon adopted SFAS 142 on January 1, 2002. As required by this standard, an initial test for goodwill impairment was performed which compared the fair value of our Automotive Operations segment to the segment’s net book value. Visteon’s stock market capitalization, as well as market multiples and other factors, were used as the basis for determining the fair value of the Automotive Operations segment. Because the fair value of the Automotive Operations segment was less than its net book value, Visteon recorded an impairment loss on goodwill of $363 million ($265 million after-tax) as a cumulative effect of change in accounting principle in the first quarter of 2002. The pre-tax impairment loss consists of $357 million of net goodwill as of December 31, 2001 and $6 million reclassified to goodwill related to certain acquired intangible assets, as required by SFAS 142.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      10. Accounting Change — (Continued) — The following presents net income and earnings per share adjusted to reflect the adoption of the non-amortization provisions of SFAS 142 as of the beginning of the period presented:

First Quarter
2001

(in millions,
except per
share amounts)
Net Income
Reported net income	$31
Goodwill amortization, net of tax	4

Adjusted net income	$35

Earnings Per Share — Basic and Diluted
Reported earnings per share	$0.24
Goodwill amortization, net of tax	0.03

Adjusted earnings per share	$0.27

      11. Segment Information — Visteon’s reportable operating segments are Automotive Operations and Glass Operations. Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
First Quarter
2002
Sales	$4,321	$148	$4,469
Income (loss) before taxes	(116)	9	(107)
Net income (loss)	(344)	6	(338)
Average assets	10,701	293	10,994
Goodwill, end of period	—	—	—

2001
Sales	$4,558	$165	$4,723
Income (loss) before taxes	60	(5)	55
Net income (loss)	33	(2)	31
Average assets	11,081	294	11,375
Goodwill, end of period	373	—	373

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Visteon Corporation

      We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its subsidiaries as of March 31, 2002, and the related consolidated statement of income and condensed consolidated statement of cash flows for the three-months ended March 31, 2002 and March 31, 2001. These financial statements are the responsibility of the company’s management.

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

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 16, 2002, except for Note 17, as to which the date is March 11, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
April 17, 2002

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions but rather are subject to various risks and uncertainties. Some of these risks and uncertainties are identified in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002. The risks and uncertainties so identified are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition and results of operations. For these reasons, we caution you not to place undue reliance on our forward-looking statements.

     The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information. Reference should be made to the consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002.

Overview

     In the first quarter of 2002, Visteon’s worldwide sales were $4.5 billion, compared with $4.7 billion in the first quarter of 2001. Visteon’s net income, before the special items discussed below, was $1 million in the first quarter of 2002 or $0.01 per share. Net income in the first quarter of 2001 was $31 million or $0.24 per share.

     During the first quarter of 2002, Visteon recorded a net pre-tax charge of $116 million ($74 million after-tax) related to a number of restructuring actions and the sale of our restraint electronics business, as described in Note 3 of our financial statements. Also in the first quarter of 2002, the company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. With this change in accounting principle, Visteon recorded a non-cash write-off for the value of goodwill of $265 million after-tax, as described in Note 10 of our financial statements. Including these special items, Visteon reported a first quarter 2002 net loss of $338 million, or $2.63 per share, compared with net income of $31 million, or $0.24 per share, in the first quarter of 2001.

Results of Operations

First Quarter 2002 Compared with First Quarter 2001

     The following table summarizes sales for each of our segments for the first quarter of 2002 and 2001:

	First Quarter		2002
			(under)
	2002	2001	2001

	(in millions)
Automotive Operations	$4,321	$4,558	$(237)
Glass Operations	148	165	(17)

Total sales	$4,469	$4,723	$(254)

     Sales for Automotive Operations in the first quarter of 2002 were $4.3 billion, down $237 million, or 5%, compared with 2001, reflecting primarily lower Ford vehicle production in Europe and North America and annual price reductions to Ford. Sales for Automotive Operations also were affected by unfavorable currency changes and lower sales of precious metals under pass-through arrangements with Ford, offset partially by new business with Ford and other customers.

     Sales for Glass Operations in the first quarter of 2002 were $148 million, down $17 million. The decline reflects primarily reduced sales to commercial customers, price reductions to customers, and lower Ford production volumes.

     Total sales to non-Ford customers accounted for 18% of total sales, up one percentage point from the first quarter of 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

     The following tables show net income (loss) for each of our segments for the first quarter of 2002 and 2001:

	First Quarter		2002
			(under)
Automotive Operations	2002	2001	2001

	(in millions)
Income (loss) before special items	$(3)	$33	$(36)
Restructuring and other charges	(76)	—	(76)

Income (loss) before cumulative effect of change in accounting principle	$(79)	$33	$(112)
Cumulative effect of change in accounting principle	(265)	—	(265)

Net income (loss) from Automotive Operations	$(344)	$33	$(377)

      Automotive Operations’ first quarter 2002 loss before special items was $3 million compared with income of $33 million in the first quarter of 2001. The decrease of $36 million reflects primarily the impact of price reductions to our customers and lower production volumes in North America and Europe, offset partially by cost reductions. In the first quarter of 2002, Automotive Operations recorded an after-tax charge of $76 million related to the sale of our restraint electronics business and other restructuring actions, as described in Note 3 of our financial statements. In addition, Automotive Operations recorded an after-tax charge of $265 million with the adoption of SFAS 142, as described in Note 10 of our financial statements. Net loss for Automotive Operations was $344 million in the first quarter of 2002, compared with 2001 first quarter net income of $33 million.

	First
	Quarter		2002
			over
Glass Operations	2002	2001	2001

	(in millions)
Income (loss) before special items	$4	$(2)	$6
Restructuring and other charges	2	—	2

Net income (loss) from Glass Operations	$6	$(2)	$8

      Income before special items for Glass Operations was $4 million in the first quarter of 2002, compared with a loss of $2 million for the same period in 2001. The $6 million improvement reflects primarily savings from prior year restructuring actions and cost reductions. Accrued restructuring liabilities of $2 million were reversed in the first quarter of 2002, reflecting a change in estimated costs to complete these activities. Net income for Glass Operations was $6 million in the first quarter of 2002, compared with a $2 million net loss in the first quarter of 2001.

      The following table shows Visteon’s consolidated net income (loss) for the first quarter of 2002 and 2001:

	First Quarter		2002
			(under)
Consolidated Total Operations	2002	2001	2001

	(in millions)
Income before special items	$1	$31	$(30)
Restructuring and other charges	(74)	—	(74)

Income (loss) before cumulative effect of change in accounting principle	$(73)	$31	$(104)
Cumulative effect of change in accounting principle	(265)	—	(265)

Net income (loss)	$(338)	$31	$(369)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Reclassification of Selected Costs

      Effective in 2002, certain costs were reclassified between cost of sales and selling, administrative and other expenses primarily to reflect Visteon’s reorganization of its operations during 2001. As a result, prior period amounts have been adjusted to conform to current year’s presentation, as shown in the following table:

				2001

				First	Second	Third	Fourth	Full
	1998	1999	2000	Quarter	Quarter	Quarter	Quarter	Year

	(in millions)
Cost of sales

As originally reported	$15,969	$17,503	$18,025	$4,466	$4,686	$3,677	$4,319	$17,148
After reclassifications	15,897	17,380	17,909	4,448	4,704	3,655	4,298	17,105
Selling, administrative and other expenses

As originally reported	659	674	781	189	261	176	186	812
After reclassifications	731	797	897	207	243	198	207	855

      Second quarter of 2001 selling, administrative and other expenses after reclassifications includes $42 million of restructuring expenses originally reported as $81 million. Excluding restructuring costs, second quarter of 2001 selling, administrative and other expenses were $201 million after reclassifications.

Liquidity and Capital Resources

      Our balance sheet reflects cash and marketable securities of about $1.1 billion and total debt of about $1.9 billion at March 31, 2002, and cash and marketable securities of about $1.2 billion and total debt of about $1.9 billion at December 31, 2001. Our net debt, defined as the amount by which total debt exceeds total cash and marketable securities, was $0.8 billion at March 31, 2002 and $0.7 billion at December 31, 2001. The change in our cash and marketable securities and net debt resulted from capital spending and a seasonal increase in trade working capital levels. Our ratio of total debt to total capital, which consists of total debt plus total stockholders’ equity, was 39.6% at March 31, 2002 compared with 36.9% at December 31, 2001, reflecting primarily the net loss for the first quarter of 2002.

      We have a commercial paper program providing up to $2 billion of borrowing ability. We have financing arrangements with third-party lenders, put in place in June 2000, to provide up to a total of $2 billion of contractually committed, unsecured revolving credit facilities. These facilities are evenly split between 364-day commitments maturing in June 2002 and five-year commitments maturing in June 2006. Any borrowings under the revolving credit facilities would bear interest based on a variable interest rate option selected at the time of borrowing. Visteon plans to renew its credit facilities in June 2002. We intend to use the commercial paper program as our primary short-term financing source and do not intend to exceed $2 billion of aggregate borrowing under the commercial paper program and revolving credit facilities. As of March 31, 2002, the outstanding balance under our commercial paper program was $360 million. We also had no borrowings under our revolving credit facilities, which provide a backup funding source, in the event the availability of commercial paper is reduced. These revolving credit facilities contain certain affirmative and negative covenants including a covenant not to exceed a specified leverage ratio. In the opinion of management, Visteon has been in compliance with all covenants since the inception of the revolving credit facilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Visteon presently has a credit rating of BBB/Baa2. In the event of a downgrade, we believe we would continue to have access to sufficient liquidity. Although our access to the commercial paper market likely would be limited, we believe other sources of raising funds in the capital markets would remain available. For example, we believe that our receivables are of a quality that would allow access to the market for receivable-based instruments and we believe we would have access to long-term debt and equity markets. In addition, use of our committed unsecured revolving credit facilities would be an option. In such case, our cost of borrowing may increase.

      On April 2, 2002, Visteon and Visteon Capital Trust I (the “trust”) filed a shelf registration statement with the Securities and Exchange Commission to register $800 million in securities. Under this shelf process, in one or more offerings, Visteon may sell notes, preferred stock, common stock, depositary shares, warrants, stock purchase contracts and stock purchase units; and the trust may sell trust preferred securities representing undivided beneficial interests in the trust. This shelf registration statement replaces the prior shelf registration statement filed on June 23, 2000. The registration statement became effective on April 12, 2002. Each time Visteon sells securities under this shelf registration statement, a prospectus supplement will be provided that will contain specific information about the terms of that offering. Except as may otherwise be determined at the time of sale, the net proceeds would be used for general corporate purposes.

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

Cash Flows

Operating Activities

      Cash provided by operating activities during the first three months of 2002 totaled $58 million compared with cash used in operating activities of $187 million for the same period in 2001. The improvement in 2002 reflects primarily a favorable change in trade working capital compared with the prior year.

Investing Activities

      Cash used in investing activities was $239 million during the first three months of 2002 compared with $254 million for the same period in 2001, reflecting primarily capital expenditures and investments in marketable securities. Our capital expenditures totaled approximately $140 million during the first quarter of 2002. We plan to manage our full year capital spending in 2002 so that it will remain within the range of the last two years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Financing Activities

      Cash used in financing activities totaled $24 million in the first three months of 2002, compared with $25 million in the first three months of 2001. For the first three months of 2002, cash used in financing activities reflects primarily the purchase of treasury stock related to stock awards granted under the company’s compensation plans and dividends. For the first three months of 2001, cash used in financing activities reflects primarily repayment of amounts outstanding under our commercial paper program and dividends.

      On April 10, 2002, the Visteon Board of Directors declared a dividend of $0.06 per share on the company’s common stock, payable on June 3, 2002, to the stockholders of record as of May 3, 2002. The dividend of $0.06 per share declared by the Visteon Board of Directors on February 13, 2002, was paid on March 15, 2002.

Quantitative and Qualitative Disclosures About Market Risk

      There are no known material changes to our exposures to market risk since December 31, 2001.

New Accounting Standard

      See Note 10 of our financial statements, related to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

Other Financial Information

      Visteon has been working with Ford to resolve a number of outstanding commercial issues. See Part II, Item 1 “Legal Proceedings”, for further discussion of some of the commercial issues with Ford under the supply agreement and pricing letter agreement.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Visteon has been working with Ford to resolve a number of outstanding commercial issues. Visteon’s supply agreement and related pricing letter with Ford Motor Company require Visteon to provide Ford with productivity price adjustments for 2001, 2002 and 2003. In March 2002, Visteon and Ford reached an agreement resolving North American pricing for 2001 that is consistent with Visteon’s previously established reserves. The agreement also included a consensus on the productivity price adjustment for 2002 calendar year as well as agreement that the companies will negotiate all future year price adjustments in a manner consistent with that followed by other Tier One suppliers. There remains a difference of opinion between Visteon and Ford under the supply agreement and related pricing letter with respect to the pricing and sourcing of products supplied to Ford of Europe. The amount in dispute in this regard for 2001 is approximately $50 million before taxes, representing a unilateral reduction in prices assessed by Ford of Europe. Visteon and Ford are continuing settlement discussions regarding this matter, have recently participated in a mediation process and are intending to proceed with arbitration of this issue if the parties cannot reach agreement, as specified in the supply agreement. Although the outcome of this matter is not fully predictable, we believe our established reserves are adequate. The final amounts, however, could differ materially from the recorded estimates.

      We are involved in other legal proceedings, which are ordinary, routine proceedings, incidental to the conduct of our business. We do not believe that any of these legal proceedings to which we are a party will have a material adverse effect on our financial condition or results of operations, although such an outcome is possible.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      Please refer to the Exhibit Index on Page 17.

(b) Reports on Form 8-K

      The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 2002:

      Current Report on Form 8-K dated January 7, 2002, included information relating to the progress in settling outstanding commercial issues with Ford Motor Company.

      Current Report on Form 8-K dated January 18, 2002, included information relating to our fourth quarter and fiscal year 2001 results.

      Current Report on Form 8-K dated February 13, 2002, included information relating to the declaration of a cash dividend.

      Current Report on Form 8-K dated March 11, 2002, included information relating to the settlement reached by Ford and Visteon on the North American pricing issue.

      Current Report on Form 8-K dated March 26, 2002, included information relating to our first quarter 2002 earnings.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ PHILIP G. PFEFFERLE

Philip G. Pfefferle
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Date: May 1, 2002

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated By-laws (1)
4.1	Indenture dated as of June 23, 2000 with Bank One Trust Company, N.A., as Trustee (2)
4.2	Form of Visteon Common Stock Certificate (3)
10.1	Master Transfer Agreement (4)
10.2	Purchase and Supply Agreement (4)
10.3	Letter Relating to Price Reductions (4)
10.4	Master Separation Agreement (5)
10.5	Aftermarket Relationship Agreement (3)
10.6	Hourly Employee Assignment Agreement (3)
10.7	Employee Transition Agreement (3)
10.8	Tax Sharing Agreement (4)
10.9	Long-term Incentive Plan (6)
10.10	Form of Revised Change in Control Agreement (7)
10.11	Issuing and Paying Agency Agreement (1)
10.12	Master Note (1)
10.13	Letter Loan Agreement (1)
10.14	Deferred Compensation Plan for Non-Employee Directors (7)
10.15	Restricted Stock Plan for Non-Employee Directors (8)
10.16	Deferred Compensation Plan (7)
10.17	Form of Savings Parity Plan (7)
10.18	Form of Pension Parity Plan (7)
10.19	Form of Supplemental Executive Retirement Plan (7)
10.20	Executive Employment Agreement dated as of September 15, 2000 (9)
11.1	Statement re: Computation of Per Share Earnings
12.1	Statement re: Computation of Ratios
15.1	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated April 26, 2002, relating to Financial Information

(1)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed July 24, 2000 (File No. 001-15827).

(2)	Incorporated by reference to exhibit 4.1 filed with Visteon’s Current Report on Form 8-K, dated July 31, 2000, filed August 16, 2000 (File No. 001-15827).

(3)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form 10, filed May 19, 2000 (File No. 001-15827).

(4)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Registration Statement on Form S-1, filed June 2, 2000 (File No. 333-38388).

(5)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form S-1, filed June 6, 2000 (Registration No. 333-38388).

(6)	Incorporated by reference to Appendix E of Visteon’s 2001 Proxy Statement, filed on March 26, 2001 (File No. 001-15827).

(7)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Annual Report on Form 10-K, filed on February 27, 2001 (File No. 001-15827).

(8)	Incorporated by reference to Appendix F of Visteon’s 2001 Proxy Statement, filed on March 26, 2001 (File No. 001-15827).

(9)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Annual Report on Form 10-K, filed on March 29, 2002 (File No. 001-15827).