Form 10-K/A
period 2002-03-31
VISTEON CORP
filed 2002-08-13
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A

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

INTRODUCTORY NOTE

      For purposes of this Form 10-K/A, we have amended and revised Part II — Item 6 “Selected Financial Data” and Part IV — Item 14 “Exhibits, Financial Statements Schedules, and Reports on Form 8-K” of the Annual Report on Form 10-K for the year ended December 31, 2001 that was filed on March 29, 2002. This amendment reflects the reissuance of our consolidated financial statements as described further in Note 3 to those consolidated financial statements.

PART II

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

ITEM 6. SELECTED FINANCIAL DATA — (Continued)

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in millions, except per share amounts and percentages)
Statement of Income Data:
Sales:
Ford and affiliates	$14,656	$16,448	$17,105	$16,350	$16,003
Other customers	3,187	3,019	2,261	1,412	1,217

Total sales	17,843	19,467	19,366	17,762	17,220
Costs and expenses:
Costs of sales	17,148	18,025	17,503	15,969	15,794
Selling, administrative and other expenses	812	781	674	659	575
Asset impairment charge	—	220	—	—	—

Total costs and expenses	17,960	19,026	18,177	16,628	16,369
Operating income (loss)	(117)	441	1,189	1,134	851
Interest income	55	109	79	38	17
Interest expense	131	167	143	82	82

Net interest expense	(76)	(58)	(64)	(44)	(65)
Equity in net income of affiliated companies	24	56	47	26	29

Income (loss) before income taxes	(169)	439	1,172	1,116	815
Provision (benefit) for income taxes	(72)	143	422	416	305

Income (loss) before minority interests	(97)	296	750	700	510
Minority interests in net income (loss) of subsidiaries	21	26	15	(3)	(1)

Net income (loss)	$(118)	$270	$735	$703	$511

Basic and diluted earnings (loss) per share (based on 130,000,000 shares outstanding for periods prior to our spin-off)	$(0.91)	$2.08	$5.65	$5.41	$3.93
Cash dividends declared per share	$0.24	$0.12	—	—	—
Statement of Cash Flows Data:
Cash provided by (used in) operating activities	$436	$(526)	$2,482	$1,376	$1,411
Cash (used in) investing activities	(743)	(842)	(1,453)	(940)	(943)
Cash (used in) provided by financing activities	(75)	924	290	(234)	(251)
Other Financial Data:
Depreciation and amortization	$666	$676	$651	$565	$590
EBITDA, as defined	741	1,337	1,840	1,699	1,441
Capital spending	752	793	876	861	917
After tax return on:
Sales	(0.5)%	1.5%	3.9%	3.9%	3.0%
Average assets	(0.9)%	2.5%	6.8%	7.8%	6.3%

	At December 31,

	2001	2000	1999	1998	1997

	(in millions)
Balance Sheet Data:
Total assets (Note 3 — Consolidated Financial Statements)	$11,162	$11,405	$12,542	$9,373	$8,471
Total debt	1,922	2,019	2,319	1,125	1,136
Total equity	3,291	3,505	1,499	1,655	1,204

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

      Total assets at December 31, 2001, 2000 and 1999 have been adjusted for a revision made to Visteon’s inventory recognition practice as discussed in Note 3 to the consolidated financial statements. Total assets at December 31, 1998 and 1997 have not been adjusted as the relevant inventory information from those years is limited and indicates that the amount of such adjustment would not be significant.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

			Page No.

(a)	1.	Consolidated Financial Statements
		Report of Independent Accountants	5
		Consolidated Statement of Income for the years ended December 31, 2001, 2000 and 1999	6
		Consolidated Balance Sheet at December 31, 2001 and 2000	7
		Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999	8
		Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999	9
		Notes to Financial Statements	10
	2.	Financial Statement Schedules
		None
	3.	Exhibits
		Refer to the “Exhibit Index” on page 33 of this report.
(b)		Reports on Form 8-K

      Visteon filed the following Current Reports on Form 8-K during the quarter ended December 31, 2001:

      Current Report on Form 8-K dated October 19, 2001, included information relating to Visteon’s third quarter 2001 financial results.

SIGNATURE

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ PHILIP G. PFEFFERLE

Philip G. Pfefferle
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 12, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Visteon Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 3 present fairly, in all material respects, the financial position of Visteon Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3, the company has revised its consolidated balance sheet at December 31, 2001 and 2000.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan

January 16, 2002, except for Note 17,
as to which the date is March 11, 2002,
and Note 3, as to which the date is
August 12, 2002.

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

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,

	2001	2000

	(restated)
	(in millions)
Assets
Cash and cash equivalents	$1,024	$1,412
Marketable securities	157	65

Total cash and marketable securities	1,181	1,477
Accounts receivable — Ford and affiliates	1,560	1,333
Accounts receivable — other customers	834	857

Total receivables	2,394	2,190
Inventories (Note 3)	942	1,028
Deferred income taxes	167	192
Prepaid expenses and other current assets	153	198

Total current assets	4,837	5,085
Equity in net assets of affiliated companies	158	142
Net property (Note 4)	5,329	5,497
Deferred income taxes	322	100
Other assets	516	581

Total assets	$11,162	$11,405

Liabilities and Stockholders’ Equity
Trade payables (Note 3)	$1,915	$2,029
Accrued liabilities (Note 6)	945	1,086
Income taxes payable	30	65
Debt payable within one year (Note 8)	629	622

Total current liabilities	3,519	3,802
Long-term debt (Note 8)	1,293	1,397
Postretirement benefits other than pensions (Note 7)	2,079	1,829
Other liabilities (Note 6)	967	854
Deferred income taxes	13	18

Total liabilities	7,871	7,900
Stockholders’ equity
Capital stock (Note 9)
Preferred Stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common Stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 130 million and 131 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,311	3,311
Accumulated other comprehensive income	(231)	(179)
Other	(25)	(12)
Earnings retained for use in business	105	254

Total stockholders’ equity	3,291	3,505

Total liabilities and stockholders’ equity	$11,162	$11,405

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

NOTE 3. Inventories

      Generally, Visteon’s policy is to organize arrangements with suppliers to support its production inventory needs with just-in-time deliveries of materials and not take ownership from or authorize payment to suppliers until such time as the materials have been utilized in the production process. During the second quarter of 2002, Visteon became aware that the terms of its purchase orders with certain suppliers did not adequately reflect its understanding of the terms of its pay on production agreements. Accordingly, Visteon has revised its inventory recognition practice related to inventory received from these suppliers to reflect inventory, and the corresponding trade payable, upon receipt rather than when the material is utilized in the production process. As a result, Visteon has revised the following line items in the consolidated balance sheet, with no revision of Visteon’s consolidated statement of income or statement of cash flows:

			As Originally
	As Restated		Reported
	December 31,		December 31,

	2001	2000	2001	2000

	(in millions)
Inventories	$942	$1,028	$858	$948
Trade Payables	1,915	2,029	1,831	1,949

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 3. Inventories — (Continued)

      The following quarterly information is presented for informational purposes as of the following dates:

		As Originally
	As Restated	Reported

	(unaudited)
	(in millions)
March 31, 2001
Inventories	$1,054	$940
Trade Payables	2,252	2,138
June 30, 2001
Inventories	$1,017	$908
Trade Payables	2,188	2,079
September 30, 2001
Inventories	$1,128	$1,022
Trade Payables	1,975	1,869

      Company management is in the process of obtaining formal documentation of these pay on production terms from our vendors and we will reflect vendor agreements when obtained, on a prospective basis.

	As Restated
	December 31,

	2001	2000

	(in millions)
Raw materials, work-in-process and supplies	$812	$909
Finished products	130	119

Total inventories	$942	$1,028

U.S. inventories	$589	$642

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

      Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
2001
Sales	$17,222	$621	$17,843
Income (loss) before taxes	(110)	(59)	(169)
Net income (loss)	(83)	(35)	(118)
Depreciation/amortization	661	5	666
Capital expenditures	744	8	752
Unconsolidated affiliates:
Equity in net income	19	5	24
Investments in	140	18	158
Average assets	10,985	299	11,284
2000
Sales	$18,721	$746	$19,467
Income (loss) before taxes	689	(250)	439
Net income (loss)	426	(156)	270
Depreciation/amortization	641	35	676
Capital expenditures	771	22	793
Unconsolidated affiliates:
Equity in net income	50	6	56
Investments in	122	20	142
Average assets	11,443	531	11,974
1999
Sales	$18,593	$773	$19,366
Income before taxes	1,170	2	1,172
Net income	732	3	735
Depreciation/amortization	616	35	651
Capital expenditures	832	44	876
Unconsolidated affiliates:
Equity in net income	39	8	47
Investments in	184	21	205
Average assets	10,276	682	10,958

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

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated By-laws (2)
4.1	Indenture dated as of June 23, 2000 with Bank One Trust Company, N.A., as Trustee (3)
4.2	Form of Visteon Common Stock Certificate (4)
10.1	Master Transfer Agreement (5)
10.2	Purchase and Supply Agreement (5)
10.3	Letter Relating to Price Reductions (5)
10.4	Master Separation Agreement (6)
10.5	Aftermarket Relationship Agreement (4)
10.6	Hourly Employee Assignment Agreement (4)
10.7	Employee Transition Agreement (4)
10.8	Tax Sharing Agreement (5)
10.9	Long-Term Incentive Plan (5)
10.10	Form of Revised Change in Control Agreement (7)
10.11	Issuing and Paying Agency Agreement (1)
10.12	Master Note (1)
10.13	Letter Loan Agreement (1)
10.14	Deferred Compensation for Non-Employee Directors (7)
10.15	Restricted Stock Plan for Non-Employee Directors (7)
10.16	Deferred Compensation Plan (7)
10.17	Form of Savings Parity Plan (7)
10.18	Form of Pension Parity Plan (7)
10.19	Form of Supplemental Executive Retirement Plan (7)
10.20	Executive Employment Agreement dated as of September 15, 2000 (8)
12.1	Statement re: Computation of Ratios (8)
21.1	Subsidiaries of Visteon (8)
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Powers of Attorney (see signature pages hereof) (8)
99.1	Risk Factors (8)
99.2	Written Statement of Chief Executive Officer dated August 12, 2002
99.3	Written Statement of Chief Financial Officer dated August 12, 2002

(1)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed July 24, 2000 (File No. 001-15827).

(2)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed November 14, 2001 (File No. 001-15827).

(3)	Incorporated by reference to exhibit 4.1 filed with Visteon’s Current Report on Form 8-K, dated July 31, 2000, filed August 16, 2000 (File No. 001-15827).

(4)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form 10, filed May 19, 2000 (File No. 001-15827).

(5)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Registration Statement on Form S-1, filed June 2, 2000 (File No. 333-38388).

(6)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form S-1, filed June 6, 2000 (Registration No. 333-38388).

(7)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Annual Report on Form 10-K for the period ended December 31, 2000, filed February 27, 2001 (File No. 001-15827).

(8)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Annual Report on Form 10-K for the period ended December 31, 2001, filed March 29, 2002 (File No. 001-15827).