Form 10-Q/A
period 2002-03-31
VISTEON CORP
filed 2002-08-13
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Exhibit index located on page number 12.

INTRODUCTORY NOTE
CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
SIGNATURE
EXHIBIT INDEX
Letter of PricewaterhouseCoopers LLP
Written Statement of Chief Executive Officer
Written Statement of Chief Financial Officer

VISTEON CORPORATION AND SUBSIDIARIES

INTRODUCTORY NOTE

      For purposes of this Form 10-Q/A, we have amended and revised Part I — Item 1 “Financial Statements” of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 that was filed on May 1, 2002. This amendment reflects the reissuance of our consolidated financial statements as described further in Note 7 to those consolidated financial statements.

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

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	March 31,	December 31,
	2002	2001

	(unaudited)

	(restated)
Assets
Cash and cash equivalents	$815	$1,024
Marketable securities	257	157

Total cash and marketable securities	1,072	1,181
Accounts receivable — Ford and affiliates	1,710	1,560
Accounts receivable — other customers	907	834

Total receivables	2,617	2,394
Inventories (Note 7)	999	942
Deferred income taxes	167	167
Prepaid expenses and other current assets	148	153

Total current assets	5,003	4,837
Equity in net assets of affiliated companies	158	158
Net property	5,233	5,329
Deferred income taxes	487	322
Goodwill (Note 10)	—	363
Other assets	155	153

Total assets	$11,036	$11,162

Liabilities and Stockholders’ Equity
Trade payables (Note 7)	$2,004	$1,915
Accrued liabilities	1,019	945
Income taxes payable	28	30
Debt payable within one year	631	629

Total current liabilities	3,682	3,519
Long-term debt	1,285	1,293
Postretirement benefits other than pensions	2,138	2,079
Other liabilities	992	967
Deferred income taxes	12	13

Total liabilities	8,109	7,871
Stockholders’ equity
Capital stock
Preferred Stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common Stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 131 million and 130 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,316	3,311
Accumulated other comprehensive income	(240)	(231)
Other	(39)	(25)
Earnings retained for use in business (accumulated deficit)	(241)	105

Total stockholders’ equity	2,927	3,291

Total liabilities and stockholders’ equity	$11,036	$11,162

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(unaudited)

      1. Financial Statements — The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002, as amended on August 13, 2002. Certain amounts for prior periods were reclassified to conform with present period presentation.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      7. Inventories — Generally, Visteon’s policy is to organize arrangements with suppliers to support its production inventory needs with just-in-time deliveries of materials and not take ownership from or authorize payment to suppliers until such time as the materials have been utilized in the production process. During the second quarter of 2002, Visteon became aware that the terms of its purchase orders with certain suppliers did not adequately reflect its understanding of the terms of its pay on production agreements. Accordingly, Visteon has revised its inventory recognition practice related to inventory received from these suppliers to reflect inventory, and the corresponding trade payable, upon receipt rather than when the material is utilized in the production process. As a result, Visteon has revised the following line items in the consolidated balance sheet, with no revision of Visteon’s consolidated statement of income or statement of cash flows:

	As Restated		As Originally Reported

	March 31,	December 31,	March 31,	December 31,
	2002	2001	2002	2001

	(in millions)
Inventories	$999	$942	$872	$858
Trade Payables	2,004	1,915	1,877	1,831

      Company management is in the process of obtaining formal documentation of these pay on production terms from our vendors and we will reflect these vendor agreements when obtained, on a prospective basis.

      Inventories are summarized as follows:

	March 31,	December 31,
	2002	2001

	(in millions)
Raw materials, work-in-process and supplies	$853	$812
Finished products	146	130

Total inventories	$999	$942

U.S. inventories	$650	$589

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      11. Segment Information — Visteon’s reportable operating segments are Automotive Operations and Glass Operations. Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
First Quarter
2002
Sales	$4,321	$148	$4,469
Income (loss) before taxes	(116)	9	(107)
Net income (loss)	(344)	6	(338)
Average assets	10,806	293	11,099
Goodwill, end of period	—	—	—

2001
Sales	$4,558	$165	$4,723
Income (loss) before taxes	60	(5)	55
Net income (loss)	33	(2)	31
Average assets	11,178	294	11,472
Goodwill, end of period	373	—	373

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

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 16, 2002, except for Note 17, as to which the date is March 11, 2002, and Note 3, as to which the date is August 12, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived. As discussed in Note 7, the company has revised its consolidated balance sheet as of March 31, 2002, and December 31, 2001.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
April 17, 2002, except for Note 7,
as to which the date is August 12, 2002

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ PHILIP G. PFEFFERLE

Philip G. Pfefferle
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 12, 2002

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated By-laws (1)
4.1	Indenture dated as of June 23, 2000 with Bank One Trust Company, N.A., as Trustee (2)
4.2	Form of Visteon Common Stock Certificate (3)
10.1	Master Transfer Agreement (4)
10.2	Purchase and Supply Agreement (4)
10.3	Letter Relating to Price Reductions (4)
10.4	Master Separation Agreement (5)
10.5	Aftermarket Relationship Agreement (3)
10.6	Hourly Employee Assignment Agreement (3)
10.7	Employee Transition Agreement (3)
10.8	Tax Sharing Agreement (4)
10.9	Long-term Incentive Plan (6)
10.10	Form of Revised Change in Control Agreement (7)
10.11	Issuing and Paying Agency Agreement (1)
10.12	Master Note (1)
10.13	Letter Loan Agreement (1)
10.14	Deferred Compensation Plan for Non-Employee Directors (7)
10.15	Restricted Stock Plan for Non-Employee Directors (8)
10.16	Deferred Compensation Plan (7)
10.17	Form of Savings Parity Plan (7)
10.18	Form of Pension Parity Plan (7)
10.19	Form of Supplemental Executive Retirement Plan (7)
10.20	Executive Employment Agreement dated as of September 15, 2000 (9)
11.1	Statement re: Computation of Per Share Earnings (10)
12.1	Statement re: Computation of Ratios (10)
15.1	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated August 12, 2002, relating to Financial Information
99.1	Written Statement of the Chief Executive Officer dated August 12, 2002
99.2	Written Statement of the Chief Financial Officer dated August 12, 2002

(1)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed July 24, 2000 (File No. 001-15827).

(2)	Incorporated by reference to exhibit 4.1 filed with Visteon’s Current Report on Form 8-K, dated July 31, 2000, filed August 16, 2000 (File No. 001-15827).

(3)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form 10, filed May 19, 2000 (File No. 001-15827).

(4)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Registration Statement on Form S-1, filed June 2, 2000 (File No. 333-38388).

(5)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form S-1, filed June 6, 2000 (Registration No. 333-38388).

(6)	Incorporated by reference to Appendix E of Visteon’s 2001 Proxy Statement, filed March 26, 2001 (File No. 001-15827).

(7)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Annual Report on Form 10-K, filed February 27, 2001 (File No. 001-15827).

(8)	Incorporated by reference to Appendix F of Visteon’s 2001 Proxy Statement, filed March 26, 2001 (File No. 001-15827).

(9)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Annual Report on Form 10-K, filed March 29, 2002 (File No. 001-15827).

(10)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed May 1, 2002 (File No. 001-15827).