Form 10-Q
period 2002-06-30
VISTEON CORP
filed 2002-08-13
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002, or

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

Yes  ✓    No

     Applicable Only to Corporate Issuers: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31 2002, the Registrant had outstanding 130,716,099 shares of Common Stock, par value $1.00 per share.

Exhibit index located on page number 22.

CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
PART II. OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX
EX-11.1 Computation of Per Share Earnings
EX-12.1 Statement Re: Computation of Ratios
EX-15.1 Letter of PricewaterhouseCoopers LLP
EX-991 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

VISTEON CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended June 30, 2002 and 2001
(in millions, except per share amounts)

	Second Quarter		First Half

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Sales
Ford and affiliates	$4,128	$4,067	$7,774	$7,980
Other customers	911	838	1,734	1,648

Total sales	5,039	4,905	9,508	9,628
Costs and expenses (Notes 2 and 3)
Costs of sales	4,696	4,704	9,052	9,152
Selling, administrative and other expenses	216	243	418	450

Total costs and expenses	4,912	4,947	9,470	9,602
Operating income (loss)	127	(42)	38	26
Interest income	5	14	11	33
Interest expense	24	36	53	72

Net interest expense	(19)	(22)	(42)	(39)
Equity in net income of affiliated companies	9	7	14	11

Income (loss) before income taxes	117	(57)	10	(2)
Provision (benefit) for income taxes	38	(23)	(2)	(4)

Income (loss) before minority interests	79	(34)	12	2
Minority interests in net income of subsidiaries	7	6	13	11

Income (loss) before cumulative effect of change in accounting principle	72	(40)	(1)	(9)
Cumulative effect of change in accounting principle, net of tax (Note 10)	—	—	(265)	—

Net income (loss)	$72	$(40)	$(266)	$(9)

Average number of shares of Common Stock outstanding	131	131	131	131
Basic and diluted earnings (loss) per share (Note 4)
Before cumulative effect of change in accounting principle	$0.56	$(0.31)	$(0.01)	$(0.07)
Cumulative effect of change in accounting principle	—	—	(2.06)	—

Basic and diluted	$0.56	$(0.31)	$(2.07)	$(0.07)

Cash dividends per share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets
Cash and cash equivalents	$876	$1,024
Marketable securities	343	157

Total cash and marketable securities	1,219	1,181
Accounts receivable — Ford and affiliates	1,803	1,560
Accounts receivable — other customers	886	834

Total receivables	2,689	2,394
Inventories (Note 7)	987	942
Deferred income taxes	167	167
Prepaid expenses and other current assets	150	153

Total current assets	5,212	4,837
Equity in net assets of affiliated companies	164	158
Net property	5,375	5,329
Deferred income taxes	485	322
Goodwill (Note 10)	—	363
Other assets	176	153

Total assets	$11,412	$11,162

Liabilities and Stockholders’ Equity
Trade payables	$2,174	$1,915
Accrued liabilities	1,026	945
Income taxes payable	29	30
Debt payable within one year	504	629

Total current liabilities	3,733	3,519
Long-term debt	1,305	1,293
Postretirement benefits other than pensions	2,196	2,079
Other liabilities	1,045	967
Deferred income taxes	14	13

Total liabilities	8,293	7,871
Stockholders’ equity
Capital stock
Preferred Stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common Stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 131 million and 130 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,311	3,311
Accumulated other comprehensive income (loss)	(114)	(231)
Other	(32)	(25)
Earnings retained for use in business (accumulated deficit)	(177)	105

Total stockholders’ equity	3,119	3,291

Total liabilities and stockholders’ equity	$11,412	$11,162

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2002 and 2001
(in millions)

	First Half

	2002	2001

	(unaudited)
Cash and cash equivalents at January 1	$1,024	$1,412
Cash flows provided by operating activities	453	182
Cash flows from investing activities
Capital expenditures	(299)	(340)
Purchases of securities	(437)	(148)
Sales and maturities of securities	250	145
Other	26	35

Net cash used in investing activities	(460)	(308)
Cash flows from financing activities
Commercial paper repayments, net	(111)	(9)
Short-term debt, net	—	1
Proceeds from issuance of other debt	66	54
Principal payments on other debt	(77)	(97)
Purchase of treasury stock	(11)	(20)
Cash dividends	(16)	(16)

Net cash used in financing activities	(149)	(87)
Effect of exchange rate changes on cash	8	(4)

Net decrease in cash and cash equivalents	(148)	(217)

Cash and cash equivalents at June 30	$876	$1,195

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(unaudited)

      1. Financial Statements — The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, including normal recurring adjustments, necessary for a fair statement of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002, as amended on August 13, 2002. Certain amounts for prior periods were reclassified to conform with present period presentation.

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

      2. Selected costs and expenses are summarized as follows:

	Second Quarter		First Half

	2002	2001	2002	2001

	(in millions)
Depreciation	$140	$142	$280	$282
Amortization	20	26	41	56

Total	$160	$168	$321	$338

      Amortization amounts for 2001 include amortization of goodwill of $6 million and $12 million for the second quarter and first half of 2001, respectively.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

     3. Special Charges — (Continued) — In the first quarter of 2002, Visteon recorded pre-tax charges of $95 million related to the separation of 820 employees at Markham, Ontario as the company moves nearly all of the non-restraint electronics business to facilities in Mexico, the elimination of about 215 engineering positions in the United States to reduce research and development costs, the closure of our Visteon Technologies facility in California and the related discontinuation of support for our aftermarket navigation systems product line, the closure of our Leatherworks facility in Michigan and the elimination of about 240 manufacturing positions in Mexico. The engineering-related and Mexican manufacturing-related separations, and the closure of Visteon Technologies, were completed in the first quarter of 2002. The separation of approximately 85 Markham employees occurred in the second quarter of 2002, with the remaining separations expected to be completed by the end of 2002.

      Also in the first quarter of 2002, $5 million of accrued restructuring liabilities relating to prior year restructuring plans were reversed reflecting a change in estimated costs to complete these activities.

      Effective April 1, 2002, Visteon completed the sale of its restraint electronics business to Autoliv, Inc. for $25 million. The sale includes Visteon’s North American and European order book of approximately $150 million in annual sales to Ford Motor Company and its affiliates, including associated manufacturing operations in Markham, Ontario, as well as related assets and liabilities. As part of the sale, approximately 270 employees from Markham and about 95 engineers from Dearborn, Michigan transferred to Autoliv.

      The following table summarizes the activity related to the remaining restructuring reserves from the 2001 actions, as well as restructuring reserve activity related to the 2002 actions. This table does not include the loss related to the sale of the restraint electronics business.

	Automotive Operations		Glass Operations

	Employee-Related	Other	Employee-Related	Total

	(in millions)
December 31, 2001 reserve balance	$16	$—	$7	$23
Pre-tax charges recorded in costs of sales:
First quarter 2002 actions	81	14	—	95
Adjustments to prior year’s expenses	(3)	—	(2)	(5)

Total net expense	78	14	(2)	90
Utilization	(56)	(12)	(2)	(70)
Foreign exchange translation	2	—	—	2

June 30, 2002 reserve balance	$40	$2	$3	$45

      During the second quarter of 2001, Visteon recorded pre-tax charges of $158 million ($100 million after-tax), of which $146 million related to the elimination of more than 2,000 salaried positions worldwide and $12 million related to the closure of two European facilities, ZEM in Poland and Wickford in the U.K., and other actions. Of the total pre-tax charges, $42 million is recorded in selling, administrative and other expenses and $116 million is recorded in cost of sales, and $142 million is recorded by the Automotive Operations segment and $16 million is recorded by the Glass Operations segment.

      Reserve balances of $23 million and $45 million at December 31, 2001 and June 30, 2002, respectively, are included in current accrued liabilities on the accompanying balance sheets. The June 30, 2002 reserve balance of $45 million includes $11 million related to 2001 restructuring activities. The company currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed in 2002.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      4. Income Per Share of Common Stock — Basic income per share of common stock is calculated by dividing the income attributable to common stock by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. The average number of shares of restricted stock outstanding was about 2,780,000, 2,420,000, 1,370,000 and 1,210,000 for the second quarter of 2002, first half of 2002, second quarter of 2001 and first half of 2001, respectively. The calculation of diluted income per share takes into account the effect of dilutive potential common stock, such as stock options and restricted stock. For the second quarter of 2002, 1,106,000 shares were included as potentially dilutive. For the first half of 2002, second quarter of 2001 and first half of 2001 potential common stock of about 712,000, 404,000 and 202,000 shares, respectively, are excluded as the effect would have been antidilutive.

      5. Transactions with Ford and its Affiliates — Visteon’s supply agreement and related pricing letter with Ford Motor Company required Visteon to provide Ford with productivity price adjustments for 2001, 2002 and 2003. In March 2002, Visteon and Ford reached an agreement resolving North American pricing for 2001 that was consistent with Visteon’s previously established reserves. In June 2002, Visteon and Ford reached an agreement resolving European pricing for 2001 and 2002 that, together with resolution of other commercial matters, was consistent with Visteon’s previously established reserves.

      6. Land Lease — In January 2002, Visteon completed an arrangement with a special-purpose entity, owned by an affiliate of a bank, to lease land in Southeast Michigan for a headquarters facility. The lease had an initial lease term through June 30, 2002, which was subsequently extended through September 30, 2002, at which time Visteon has the option to renew the lease on terms mutually acceptable to Visteon and the lessor, purchase the land or arrange for the sale of the property. Visteon has a contingent liability for up to about $23 million in the event the property is sold for less than full cost.

      As of June 30, 2002, the assets, liabilities, results of operations and cash flows of the special-purpose entity are included in Visteon’s consolidated financial statements, based on an assessment made when the lease was extended, that substantially all of the expected residual risks and rewards of the leased land reside with Visteon. This assessment included consideration of the terms of the lease agreement, the amount of the owner’s equity capital investment, and that as part of the extension of the lease all of the special-purpose entity’s debt was financed by Visteon.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      7. Inventories are summarized as follows:

	June 30,	December 31,
	2002	2001

	(in millions)
Raw materials, work-in-process and supplies	$845	$812
Finished products	142	130

Total inventories	$987	$942

U.S. inventories	$621	$589

      8. Debt — During the second quarter of 2002, Visteon renewed its financing arrangements with third-party lenders that provide contractually committed, unsecured revolving credit facilities. The new financing arrangements are with a syndicate of lenders providing for a maximum of $1.8 billion in committed, unsecured credit facilities (the “Credit Facilities”). The terms of the Credit Facilities provide for a 364-day revolving credit line in the amount of $775 million, which expires June 2003, and a five-year revolving credit line in the amount of $775 million, which expires June 2007. The Credit Facilities also provide for a five-year delayed draw term loan in the amount of $250 million, which will be used primarily to finance construction of a headquarters facility in Southeast Michigan. Consistent with the prior financing arrangements, the Credit Facilities would bear interest based on a variable interest rate option selected at the time of borrowing and the Credit Facilities contain certain affirmative and negative covenants including a covenant not to exceed a specified leverage ratio. As of June 30, 2002, there were no amounts outstanding under the Credit Facilities.

      9. Comprehensive Income (Loss) — Other comprehensive income (loss) mainly includes foreign currency translation adjustments. Total comprehensive income (loss) is summarized as follows:

	Second Quarter		First Half

	2002	2001	2002	2001

	(in millions)
Net income (loss)	$72	$(40)	$(266)	$(9)
Other comprehensive income (loss)	126	(47)	117	(67)

Total comprehensive income (loss)	$198	$(87)	$(149)	$(76)

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

      The following presents net income and earnings per share, adjusted to reflect the adoption of the non-amortization provisions of SFAS 142, as of the beginning of the periods presented:

	2001					2000	1999

	First	Second	Third	Fourth	Full	Full	Full
	Quarter	Quarter	Quarter	Quarter	Year	Year	Year

	(in millions, except per share amounts)
Net Income (Loss)
Reported net income (loss)	$31	$(40)	$(95)	$(14)	$(118)	$270	$735
Goodwill amortization, net of tax	4	5	4	4	17	18	12

Adjusted net income (loss)	$35	$(35)	$(91)	$(10)	$(101)	$288	$747

Earnings (Loss) Per Share — Basic and Diluted
Reported earnings (loss) per share	$0.24	$(0.31)	$(0.74)	$(0.11)	$(0.91)	$2.08	$5.65
Goodwill amortization, net of tax	0.03	0.04	0.03	0.03	0.13	0.14	0.10

Adjusted earnings (loss) per share	$0.27	$(0.27)	$(0.71)	$(0.08)	$(0.78)	$2.22	$5.75

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      11. Segment Information — Visteon’s reportable operating segments are Automotive Operations and Glass Operations. Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
Second Quarter
2002
Sales	$4,876	$163	$5,039
Income before taxes	108	9	117
Net income	66	6	72
Average assets	10,930	294	11,224
Goodwill, end of period	—	—	—

2001
Sales	$4,730	$175	$4,905
Income (loss) before taxes	(45)	(12)	(57)
Net income (loss)	(33)	(7)	(40)
Average assets	11,225	309	11,534
Goodwill, end of period	357	—	357

First Half
2002
Sales	$9,197	$311	$9,508
Income (loss) before taxes	(8)	18	10
Net income (loss)	(278)	12	(266)
Average assets	11,000	287	11,287
Goodwill, end of period	—	—	—

2001
Sales	$9,288	$340	$9,628
Income (loss) before taxes	15	(17)	(2)
Net income (loss)	—	(9)	(9)
Average assets	11,163	304	11,467
Goodwill, end of period	357	—	357

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      12. Litigation and Claims — Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against Visteon, including those arising out of alleged defects in Visteon’s products; governmental regulations relating to safety; employment-related matters; customer, supplier and other contractual relationships; intellectual property rights; product warranties; and environmental matters. Some of the foregoing matters involve or may involve compensatory, punitive, or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief which, if granted, would require very large expenditures.

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by Visteon for matters discussed in the foregoing paragraph where losses are deemed probable; these reserves are adjusted periodically to reflect estimates of ultimate probable outcomes. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which reserves have not been established could be decided unfavorably to Visteon and could require Visteon to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at June 30, 2002. Visteon does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

      In July 2002, Visteon entered into an agreement to consolidate the resolution of various pending employment-related claims and litigation relating to allegations made by current and former employees at a Michigan facility. The amounts paid pursuant to this agreement were in line with reserves established in the second quarter of 2002.

      Visteon has resolved a number of commercial issues with Ford. See Note 5 for further discussion of some of the commercial issues resolved with Ford under the supply agreement and pricing letter agreement.

      13. Subsequent Event — As part of Visteon’s ongoing restructuring efforts to improve operations, the company is implementing a comprehensive plan in Europe. Under the plan, Visteon and its unions in Europe have committed to restructuring actions of manufacturing operations in the UK, Germany and France. The plan seeks to improve Visteon’s cost base in Europe, allowing it to be more competitive and improve financial results in the future. The company expects to incur total pre-tax charges of up to $150 million relating to the plan, of which $80-95 million is expected in the second half of 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Visteon Corporation

      We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its Subsidiaries as of June 30, 2002, and the related consolidated statement of income and condensed consolidated statement of cash flows for the three-month and six-month periods ended June 30, 2002 and June 30, 2001. These financial statements are the responsibility of the Company’s management.

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

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 16, 2002, except for Note 17, as to which the date is March 11, 2002 and Note 3, as to which the date is August 12, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
August 12, 2002

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions but rather are subject to various risks and uncertainties. Some of these risks and uncertainties are identified in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002, as amended on August 13, 2002. The risks and uncertainties so identified are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition and results of operations. For these reasons, we caution you not to place undue reliance on our forward-looking statements.

      The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, including normal recurring adjustments, necessary for a fair statement of such information. Reference should be made to the consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002, as amended on August 13, 2002.

Overview

      Visteon’s worldwide sales were $5.0 billion in the second quarter of 2002, compared with $4.9 billion in the second quarter of 2001. Visteon reported net income of $72 million or $0.56 per share in the second quarter of 2002. Visteon reported a net loss of $40 million or $0.31 per share in the second quarter of 2001, including after-tax restructuring costs of $100 million. Second quarter net income in 2001, excluding restructuring costs, was $60 million.

      Worldwide sales totaled $9.5 billion in the first six months of 2002, compared with $9.6 billion in the first six months of 2001. Visteon reported a net loss of $266 million or $2.07 per share in the first half of 2002 compared with a net loss of $9 million or $0.07 per share in the first half of 2001. Excluding special items discussed below, Visteon’s net income for the first six months of 2002 was $73 million compared with $91 million in the first six months of 2001.

      During the first quarter of 2002, Visteon recorded a net after-tax charge of $74 million related to a number of restructuring actions and the sale of our restraint electronics business, as described in Note 3 of our consolidated financial statements. Also in the first quarter of 2002, the company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. With this change in accounting principle, Visteon recorded a non-cash write-off for the entire value of goodwill of $265 million after-tax, as described in Note 10 of our consolidated financial statements. Visteon did not incur any special charges in the second quarter of 2002.

      In the second quarter of 2001, Visteon implemented a number of restructuring actions and recorded an after-tax charge of $100 million associated primarily with salaried workforce restructuring.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations

Second Quarter 2002 Compared with Second Quarter 2001

      The following table summarizes sales for each of our segments for the second quarter of 2002 and 2001:

	Second Quarter		2002
			over/(under)
	2002	2001	2001

		(in millions)
Automotive Operations	$4,876	$4,730	$146
Glass Operations	163	175	(12)

Total sales	$5,039	$4,905	$134

      Sales for Automotive Operations were $4.9 billion, compared with $4.7 billion in the second quarter of 2001, an increase of $146 million or 3%. Sales for Glass Operations were $163 million in the second quarter of 2002, compared with $175 million in the second quarter of 2001, a decline of $12 million. Increased sales for Automotive Operations reflect primarily new business and stronger production volume in North America, offset partially by price reductions provided to our customers and the sale of our restraint electronics business. Sales for Automotive Operations also were affected by lower sales of precious metals under pass-through arrangements with Ford and unfavorable currency changes. The decline in Glass Operations’ sales reflects primarily price reductions to customers and lower sales to aftermarket and commercial customers, offset partially by stronger Ford production volume in North America.

      The following table shows net income (loss) for each of our segments for the second quarter of 2002 and 2001:

	Second Quarter		2002
			over
	2002	2001	2001

		(in millions)
Automotive Operations	$66	$(33)	$99
Glass Operations	6	(7)	13

Total net income (loss)	$72	$(40)	$112

      Net income for Automotive Operations was $66 million in the second quarter of 2002, compared with a net loss of $33 million in the second quarter of 2001. Second quarter of 2001 results for Automotive Operations included after-tax restructuring costs of $90 million; no restructuring costs were recorded for the second quarter of 2002. The improvement reflects primarily the non-recurrence of last year’s restructuring charges, continued cost savings and new business, offset partially by the impact of price reductions.

      Net income for Glass Operations was $6 million in the second quarter of 2002, an improvement of $13 million compared with the second quarter of 2001. Second quarter of 2001 results for Glass Operations included after-tax restructuring costs of $10 million. No restructuring costs were recorded for Glass Operations in the second quarter of 2002. Improved results for Glass Operations reflect primarily the non-recurrence of last year’s restructuring charges and cost reductions, offset partially by the impact of price reductions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

First Half 2002 Compared with First Half 2001

      The following table summarizes sales for each of our segments for the first half of 2002 and 2001:

	First Half		2002
			(under)
	2002	2001	2001

	(in millions)
Automotive Operations	$9,197	$9,288	$(91)
Glass Operations	311	340	(29)

Total sales	$9,508	$9,628	$(120)

      Sales for Automotive Operations were $9.2 billion compared with $9.3 billion in the first half of 2001, a decrease of $91 million or 1%. Glass Operations sales were $311 million in the first half of 2002, compared with $340 million in the first half of 2001, a decline of $29 million or 9%. Reduced sales for Automotive Operations reflects primarily annual price reductions granted to our customers for the first half of 2002. Sales for Automotive Operations also were affected by lower sales of precious metals under pass-through arrangements with Ford and unfavorable currency changes, offset partially by new business with Ford and other customers. The decrease in sales for our Glass Operations reflects primarily price reductions to customers and reduced sales to aftermarket and commercial customers.

      The following tables show net income (loss) for each of our segments for the first half of 2002 and 2001:

	First Half		2002
			over/(under)
Automotive Operations	2002	2001	2001

		(in millions)
Income before special items	$63	$90	$(27)
Restructuring and other charges	(76)	(90)	14

Income (loss) before cumulative effect of change in accounting principle	$(13)	$—	$(13)
Cumulative effect of change in accounting principle	(265)	—	(265)

Net income (loss) from Automotive Operations	$(278)	$—	$(278)

      Automotive Operations’ income before special items for the first half of 2002 was $63 million compared with $90 million in the first half of 2001. The decrease of $27 million reflects primarily the impact of price reductions to our customers, offset partially by cost reductions and new business. In the first half of 2002, Automotive Operations recorded an after-tax charge of $76 million related to the sale of our restraint electronics business and other restructuring actions, as described in Note 3 of our consolidated financial statements. In addition, Automotive Operations recorded an after-tax charge of $265 million with the adoption of SFAS 142, as described in Note 10 of our consolidated financial statements. First half of 2001 results include after-tax restructuring costs of $90 million. Net loss from Automotive Operations for the first half of 2002 was $278 million, compared with break-even results for the first half of 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

	First Half		2002
			over
Glass Operations	2002	2001	2001

	(in millions)
Income before special items	$10	$1	$9
Restructuring and other charges	2	(10)	12

Net income (loss) from Glass Operations	$12	$(9)	$21

      Income before special items for Glass Operations was $10 million in the first half of 2002, compared with $1 million for the same period in 2001. The $9 million improvement reflects primarily savings from cost reductions. Accrued restructuring liabilities of $2 million were reversed in the first half of 2002, reflecting a change in estimated costs to complete these activities. Results for Glass Operations for the first half of 2001 include after-tax restructuring costs of $10 million. Net income for Glass Operations was $12 million in the first half of 2002, compared with a $9 million net loss in the first half of 2001.

      The following table shows Visteon’s consolidated net income (loss) for the first half of 2002 and 2001:

	First Half		2002
			over/(under)
Consolidated Total Operations	2002	2001	2001

		(in millions)
Income before special items	$73	$91	$(18)
Restructuring and other charges	(74)	(100)	26

Income (loss) before cumulative effect of change in accounting principle	$(1)	$(9)	$8
Cumulative effect of change in accounting principle	(265)	—	(265)

Net income (loss)	$(266)	$(9)	$(257)

Reclassification of Selected Costs

      As discussed in Form 10-Q filed for the first quarter of 2002 with the Securities and Exchange Commission on May 1, 2002, as amended on August 13, 2002, effective in 2002, certain costs were reclassified between cost of sales and selling, administrative and other expenses primarily to reflect Visteon’s reorganization of its operations during 2001. As a result, prior period amounts, including research and development expenditures, have been adjusted to conform to current years’ presentation. Visteon’s research and development costs as originally reported were $1,119 million in 2001, $1,198 million in 2000 and $1,115 million in 1999; after adjustments, research and development costs are $1,076 million, $1,115 million and $1,041 million, respectively.

Liquidity and Capital Resources

      Our balance sheet includes cash and marketable securities of $1,219 million and total debt of $1,809 million at June 30, 2002, compared with cash and marketable securities of $1,181 million and total debt of $1,922 million at December 31, 2001. Our net debt, defined as the amount by which total debt exceeds total cash and marketable securities, was $0.6 billion at June 30, 2002 and $0.7 billion at December 31, 2001. The increase in cash and marketable securities and decrease in net debt reflected cash generated by operations in excess of capital spending. Our ratio of total debt to total capital, which consists of total debt plus total stockholders’ equity, was 37% at June 30, 2002 and December 31, 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      During the second quarter of 2002, Visteon renewed its financing arrangements with third-party lenders that provide contractually committed, unsecured revolving credit facilities. The new financing arrangements are with a syndicate of lenders providing for a maximum of $1.8 billion in committed, unsecured credit facilities (the “Credit Facilities”). The terms of the Credit Facilities provide for a 364-day revolving credit line in the amount of $775 million, which expires June 2003, and a five-year revolving credit line in the amount of $775 million, which expires June 2007. The Credit Facilities also provide for a five-year, delayed-draw term loan in the amount of $250 million, which will be used primarily to finance construction of a headquarters facility. Consistent with the prior financing arrangements, the Credit Facilities would bear interest based on a variable interest rate option selected at the time of borrowing. The Credit Facilities contain certain affirmative and negative covenants including a covenant not to exceed a specified leverage ratio. We were in compliance with all such covenants as of June 30, 2002 and had no borrowings under our Credit Facilities. Visteon also has a commercial paper program providing up to $1,550 million of borrowing ability. We intend to use the commercial paper program as a source of flexible short-term financing and do not intend to exceed $1,550 million of aggregate borrowing under the commercial paper program and revolving credit lines. As of June 30, 2002, the outstanding balance under our commercial paper program was $250 million. In the event the availability of commercial paper is reduced, our revolving credit lines provide a backup funding source.

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

Cash Flows

Operating Activities

      Cash provided by operating activities during the first six months of 2002 totaled $453 million compared with $182 million for the same period in 2001. The improvement in 2002 reflects primarily favorable changes in trade working capital compared with the prior year and includes $32 million of sold receivables.

Investing Activities

      Cash used in investing activities was $460 million during the first six months of 2002 compared with $308 million for the same period in 2001, including activity related to investments in marketable securities. Our capital expenditures for the first half of 2002 totaled $299 million compared with $340 million in the first half of 2001. We expect full year capital spending in 2002 will remain within the range of the last two years.

Financing Activities

      Cash used in financing activities totaled $149 million in the first six months of 2002, compared with $87 million in the first six months of 2001. The increase is more than explained by commercial paper repayment and repurchase of common stock to fund Visteon’s obligation under certain incentive plans. The company intends to continue such repurchases over time.

      On July 10, 2002, the Visteon Board of Directors declared a dividend of $0.06 per share on the Company’s common stock, payable on September 3, 2002, to the stockholders of record as of August 2, 2002. The dividend of $0.06 per share declared by the Visteon Board of Directors on April 10, 2002, was paid on June 3, 2002.

Subsequent Events

Implementation of European Plan for Growth

      In June 2002, Visteon and Ford Motor Company reached an agreement resolving European pricing matters that, together with resolution of other commercial matters, was consistent with Visteon’s previously established reserves. Under the terms of this settlement, Ford and Visteon agreed to product price reductions for 2001 and 2002 as well as settlement of various other commercial claims between the companies.

      As part of Visteon’s ongoing restructuring efforts to improve operations, the company is implementing a comprehensive plan in Europe. Under the plan, Visteon and its unions in Europe have committed to restructuring actions of manufacturing operations in the UK, Germany and France. The plan seeks to improve Visteon’s cost base in Europe, allowing it to be more competitive and improve financial results in the future. Implementation of the plan will begin in the second half of this year and is expected to generate ongoing annual pre-tax savings of about $100 million by 2004. The company expects to incur total pre-tax charges of up to $150 million relating to the plan, of which $80-95 million is expected in the second half of 2002.

Additional Interest Rate Swaps

      Subsequent to June 30, 2002, the company entered into additional interest rate swaps to manage its interest rate risk. Including the impact of these interest rate swaps, approximately 30% of the company’s borrowings are on a fixed rate basis; the remainder is subject to changes in short-term interest rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

New Accounting Standards

      See Note 10 of our consolidated financial statements, related to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

Other Financial Information

      PricewaterhouseCoopers LLP, our independent accountants, performed a limited review of the financial data presented on pages 1 through 10 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the 1933 Act and the independent accountant’s liability under Section 11 does not extend to it.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

      The net fair value of financial instruments used to reduce our exposure to changes in foreign currency exchange rates have changed since December 31, 2001. These changes are due primarily to the strengthening of the euro and the British pound and the weakening of the Mexican peso relative to the U.S. dollar.

      As of June 30, 2002 and December 31, 2001, the net fair value of financial instruments with exposure to currency risk was a loss of $36 million and a gain of $9 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $93 million as of June 30, 2002 and approximately $68 million as of December 31, 2001. These estimated changes assume an adverse parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, however, the estimate may overstate the impact of changing exchange rates on the net fair value of our financial derivatives. It is important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

      As of June 30, 2002 and December 31, 2001, the net fair value of interest rate swaps was a positive $8 million and a negative $9 million, respectively. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $7 million.

Commodity Risk

      There are no known material changes to our exposure to commodity risk since December 31, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Visteon’s supply agreement and related pricing letter with Ford Motor Company required Visteon to provide Ford with productivity price adjustments for 2001, 2002 and 2003. In March 2002, Visteon and Ford reached an agreement resolving North American pricing for 2001 that was consistent with Visteon’s previously established reserves. In June 2002, Visteon and Ford reached an agreement resolving European pricing for 2001 and 2002 that, together with resolution of other commercial matters, was consistent with Visteon’s previously established reserves.

      In July 2002, Visteon entered into an agreement to consolidate the resolution of various pending employment-related claims and litigation relating to allegations made by current and former employees at a Michigan facility. The amounts paid pursuant to this agreement were in line with reserves established in the second quarter of 2002.

      We are involved in other legal proceedings, which are ordinary, routine proceedings, incidental to the conduct of our business. We do not believe that any legal proceedings to which we are a party will have a material adverse effect on our financial condition or results of operations, although such an outcome is possible.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders was held on May 8, 2002. At the meeting, the following matters were submitted to a vote of the stockholders:

(1)	The election of two directors to serve for a three-year term beginning at the 2002 annual stockholders’ meeting and expiring at the 2005 annual stockholders’ meeting. The vote with respect to each nominee was as follows:

Nominee	For	Withheld

William H. Gray, III	103,131,301	2,625,664
Robert H. Jenkins	103,199,467	2,557,498

(2)	The ratification of the appointment of PricewaterhouseCoopers LLP as Visteon’s independent auditors for the fiscal year 2002.

For	Against	Abstain

101,373,350	3,734,393	649,222

(3)	A stockholder proposal relating to the adoption of a stockholder rights plan.

For	Against	Abstain

49,957,476	28,624,606	1,295,805

(4)	A stockholder proposal relating to the adoption of a code for the company’s international operations.

For	Against	Abstain

4,230,900	71,223,237	4,423,750

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      Please refer to the Exhibit Index on Page 22.

      (b) Reports on Form 8-K

      The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 2002:

      Current Report on Form 8-K dated April 10, 2002, included information relating to the appointment of two new board members and the declaration of a cash dividend.

      Current Report on Form 8-K dated April 19, 2002, included information relating to our first quarter 2002 results.

      Current Report on Form 8-K dated May 20, 2002, included information relating to our expected second quarter and full year 2002 results.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ PHILIP G. PFEFFERLE

Philip G. Pfefferle
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 12, 2002

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated By-laws (2)
4.1	Indenture dated as of June 23, 2000 with Bank One Trust Company, N.A., as Trustee (3)
4.2	Form of Visteon Common Stock Certificate (4)
10.1	Master Transfer Agreement (5)
10.2	Purchase and Supply Agreement (5)
10.3	Letter Relating to Price Reductions (5)
10.4	Master Separation Agreement (6)
10.5	Aftermarket Relationship Agreement (4)
10.6	Hourly Employee Assignment Agreement (4)
10.7	Employee Transition Agreement (4)
10.8	Tax Sharing Agreement (5)
10.9	Long-term Incentive Plan (7)
10.10	Form of Revised Change in Control Agreement (8)
10.11	Issuing and Paying Agency Agreement (1)
10.12	Master Note (1)
10.13	Letter Loan Agreement (1)
10.14	Deferred Compensation Plan for Non-Employee Directors (8)
10.15	Restricted Stock Plan for Non-Employee Directors (9)
10.16	Deferred Compensation Plan (8)
10.17	Form of Savings Parity Plan (8)
10.18	Form of Pension Parity Plan (8)
10.19	Form of Supplemental Executive Retirement Plan (8)
10.20	Executive Employment Agreement dated as of September 15, 2000 (10)
11.1	Statement re: Computation of Per Share Earnings
12.1	Statement re: Computation of Ratios
15.1	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated August 12, 2002, relating to Financial Information
99.1	Written Statement of the Chief Executive Officer, dated August 12, 2002
99.2	Written Statement of the Chief Financial Officer, dated August 12, 2002

(1)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed July 24, 2000 (File No. 001-15827).

(2)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed November 14, 2001 (File No. 001-15827).

(3)	Incorporated by reference to exhibit 4.1 filed with Visteon’s Current Report on Form 8-K, dated July 31, 2000, filed August 16, 2000 (File No. 001-15827).

(4)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form 10, filed May 19, 2000 (File No. 001-15827).

(5)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Registration Statement on Form S-1, filed June 2, 2000 (File No. 333-38388).

(6)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form S-1, filed June 6, 2000 (Registration No. 333-38388).

(7)	Incorporated by reference to Appendix E of Visteon’s 2001 Proxy Statement, filed March 26, 2001 (File No. 001-15827).

(8)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Annual Report on Form 10-K, filed February 27, 2001 (File No. 001-15827).

(9)	Incorporated by reference to Appendix F of Visteon’s 2001 Proxy Statement, filed March 26, 2001 (File No. 001-15827).

(10)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Annual Report on Form 10-K, filed March 29, 2002 (File No. 001-15827).