Form 10-Q
period 2002-09-30
VISTEON CORP
filed 2002-11-13
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002, or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-15827

VISTEON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3519512 (I.R.S. Employer Identification Number)
17000 Rotunda Drive, Dearborn, Michigan (Address of principal executive offices)	48120 (Zip Code)

5500 Auto Club Drive, Dearborn, Michigan 48126

(Former name or address changed since last report)

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

Yes  ✓    No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2002, the Registrant had outstanding 130,095,997 shares of Common Stock, par value $1.00 per share.

Exhibit index located on page number 28.

CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
PART II. OTHER INFORMATION
SIGNATURE
CERTIFICATIONS
EXHIBIT INDEX
Statement Regarding Computation of Ratios
Letter of PricewaterhouseCoopers LLP
Certification of CEO Pursuant to 18 USC Sec 1350
Certification of CFO Pursuant to 18 USC Sec 1350

VISTEON CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended September 30, 2002 and 2001
(in millions, except per share amounts)

	Third Quarter		First Nine Months

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Sales
Ford and affiliates	$3,446	$3,005	$11,220	$10,985
Other customers	898	717	2,632	2,365

Total sales	4,344	3,722	13,852	13,350
Costs and expenses (Notes 2 and 3)
Costs of sales	4,212	3,655	13,264	12,807
Selling, administrative and other expenses	207	198	625	648

Total costs and expenses	4,419	3,853	13,889	13,455
Operating (loss)	(75)	(131)	(37)	(105)
Interest income	6	13	17	46
Interest expense	25	33	78	105

Net interest expense	(19)	(20)	(61)	(59)
Equity in net income of affiliated companies	16	5	30	16

Income (loss) before income taxes	(78)	(146)	(68)	(148)
Provision (benefit) for income taxes	(33)	(57)	(35)	(61)

Income (loss) before minority interests	(45)	(89)	(33)	(87)
Minority interests in net income of subsidiaries	7	6	20	17

Income (loss) before cumulative effect of change in accounting principle	(52)	(95)	(53)	(104)
Cumulative effect of change in accounting principle, net of tax (Note 10)	—	—	(265)	—

Net (loss)	$(52)	$(95)	$(318)	$(104)

Basic and diluted (loss) per share (Note 4)
Before cumulative effect of change in accounting principle	$(0.40)	$(0.74)	$(0.41)	$(0.80)
Cumulative effect of change in accounting principle	—	—	(2.07)	—

Basic and diluted	$(0.40)	$(0.74)	$(2.48)	$(0.80)

Cash dividends per share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	September 30,	December 31,
	2002	2001

	(unaudited)
Assets
Cash and cash equivalents	$808	$1,024
Marketable securities	193	157

Total cash and marketable securities	1,001	1,181
Accounts receivable — Ford and affiliates	1,817	1,560
Accounts receivable — other customers	823	834

Total receivables	2,640	2,394
Inventories (Note 7)	976	942
Deferred income taxes	157	167
Prepaid expenses and other current assets	164	153

Total current assets	4,938	4,837
Equity in net assets of affiliated companies	177	158
Net property	5,314	5,329
Deferred income taxes	539	322
Goodwill (Note 10)	—	363
Other assets	201	153

Total assets	$11,169	$11,162

Liabilities and Stockholders’ Equity
Trade payables	$1,989	$1,915
Accrued liabilities	1,100	945
Income taxes payable	18	30
Debt payable within one year	508	629

Total current liabilities	3,615	3,519
Long-term debt	1,312	1,293
Postretirement benefits other than pensions	2,220	2,079
Other liabilities	981	967
Deferred income taxes	6	13

Total liabilities	8,134	7,871
Stockholders’ equity
Capital stock
Preferred Stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common Stock, par value $1.00, 500 million shares authorized, 131 million shares issued and 130 million shares outstanding	131	131
Capital in excess of par value of stock	3,302	3,311
Accumulated other comprehensive (loss)	(133)	(231)
Other	(28)	(25)
Earnings retained for use in business (accumulated deficit)	(237)	105

Total stockholders’ equity	3,035	3,291

Total liabilities and stockholders’ equity	$11,169	$11,162

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2002 and 2001
(in millions)

	First Nine Months

	2002	2001

	(unaudited)
Cash and cash equivalents at January 1	$1,024	$1,412
Cash flows provided by operating activities	413	62
Cash flows from investing activities
Capital expenditures	(461)	(516)
Purchases of securities	(484)	(240)
Sales and maturities of securities	447	210
Other	34	34

Net cash used in investing activities	(464)	(512)
Cash flows from financing activities
Commercial paper (repayments) issuances, net	(106)	1
Short-term debt, net	—	1
Proceeds from issuance of other debt	93	95
Principal payments on other debt	(127)	(124)
Purchase of treasury stock	(15)	(25)
Cash dividends	(24)	(24)
Other	—	2

Net cash used in financing activities	(179)	(74)
Effect of exchange rate changes on cash	14	(7)

Net decrease in cash and cash equivalents	(216)	(531)

Cash and cash equivalents at September 30	$808	$881

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

      2. Selected costs and expenses are summarized as follows:

			First Nine
	Third Quarter		Months

	2002	2001	2002	2001

	(in millions)
Depreciation	$140	$142	$420	$424
Amortization	18	22	59	78

Total	$158	$164	$479	$502

      Amortization amounts for 2001 include amortization of goodwill of $5 million and $17 million for the third quarter and first nine months of 2001, respectively.

      3. Special Charges — Visteon recorded in costs of sales $26 million and $142 million of pre-tax special charges in the third quarter of 2002 and first nine months of 2002, respectively, as summarized below:

	Third Quarter		First Nine Months

	Pre-tax	After-tax	Pre-tax	After-tax

	(in millions)
Restructuring and other charges:
2002 actions*	$26	$17	$121	$78
Adjustments to prior year’s expenses	—	—	(5)	(3)

Total restructuring and other charges	26	17	116	75
Loss related to sale of restraint electronics business	—	—	26	16

Total special charges	$26	$17	$142	$91

*	First nine months of 2002 amount includes $5 million related to the write-down of inventory.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

     3. Special Charges — (Continued) — As part of Visteon’s ongoing restructuring efforts to improve operations, the company is implementing a comprehensive plan in Europe. Under the plan, Visteon and its unions in Europe expect to implement a number of restructuring actions of manufacturing operations in the UK, Germany and France. Visteon recorded a pre-tax charge of $26 million related to this plan in the third quarter of 2002. Of this charge, $10 million is related to the separation of about 138 hourly employees located at Visteon’s plants in Germany through a special voluntary retirement and separation program. The remaining $16 million is a non-cash impairment charge related to a group of machinery and equipment in Europe for which production activities will be discontinued and the related future undiscounted cash flows are less than the carrying value of the assets held for use. Visteon measured the impairment loss by comparing the carrying value of these fixed assets to the expected proceeds from disposal of the assets after completion of remaining production commitments.

      In the first quarter of 2002, Visteon recorded pre-tax charges of $95 million related to the separation of 820 employees at Markham, Ontario as the company moves nearly all of the non-restraint electronics business to facilities in Mexico, the elimination of about 215 engineering positions in the United States to reduce research and development costs, the closure of our Visteon Technologies facility in California and the related discontinuation of support for our aftermarket navigation systems product line, the closure of our Leatherworks facility in Michigan and the elimination of about 240 manufacturing positions in Mexico. The engineering-related and Mexican manufacturing-related separations, and the closure of Visteon Technologies, were completed in the first quarter of 2002. The separation of approximately 500 Markham employees occurred in the second and third quarters of 2002, with the remaining separations expected to be completed by the end of the first quarter of 2003.

      Also in the first quarter of 2002, $5 million of accrued restructuring liabilities relating to prior year restructuring plans were reversed reflecting a change in estimated costs to complete these activities.

      Effective April 1, 2002, Visteon completed the sale of its restraint electronics business to Autoliv, Inc. for $25 million, resulting in a pre-tax charge of $26 million in the first quarter of 2002. The sale includes Visteon’s North American and European order book of approximately $150 million in annual sales to Ford Motor Company and its affiliates, including associated manufacturing operations in Markham, Ontario, as well as related assets and liabilities. As part of the sale, approximately 280 employees from Markham and about 95 engineers from Dearborn, Michigan transferred to Autoliv.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      3. Special Charges — (Continued) — During the second quarter of 2001, Visteon recorded pre-tax charges of $158 million ($100 million after-tax), of which $146 million related to the elimination of more than 2,000 salaried positions, mainly in the United States, and $12 million related to the closure of two European facilities, ZEM in Poland and Wickford in the U.K., and other actions. Of the total pre-tax charges, $42 million is recorded in selling, administrative and other expenses and $116 million is recorded in cost of sales; with $142 million included in the Automotive Operations segment and $16 million included in the Glass Operations segment.

      During the third quarter of 2001, Visteon recorded a pre-tax charge of $34 million ($21 million after-tax) related to special voluntary retirement and separation programs offered to hourly employees located at Visteon’s Nashville Glass plant. This action resulted in the separation of about 245 employees during the third quarter of 2001, and is included in the Glass Operations segment.

      Reserve balances of $23 million and $41 million at December 31, 2001 and September 30, 2002, respectively, are included in current accrued liabilities on the accompanying balance sheets. The September 30, 2002 reserve balance of $41 million includes $9 million related to 2001 restructuring activities. The company currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed by the end of the first quarter of 2003.

      The following table summarizes the activity related to the remaining restructuring reserves from the 2001 actions, as well as restructuring reserve activity related to the 2002 actions. This table does not include the loss related to the sale of the restraint electronics business:

	Automotive Operations		Glass Operations

	Employee-Related	Other	Employee-Related	Total

	(in millions)
December 31, 2001 reserve balance	$16	$—	$7	$23
Pre-tax charges recorded in costs of sales:
First quarter 2002 actions	81	14	—	95
Third quarter 2002 actions	10	16	—	26
Adjustments to prior year’s expenses	(3)	—	(2)	(5)

Total net expense	88	30	(2)	116
Utilization	(69)	(28)	(2)	(99)
Foreign exchange translation	1	—	—	1

September 30, 2002 reserve balance	$36	$2	$3	$41

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      4. Income Per Share of Common Stock — Basic income per share of common stock is calculated by dividing net income by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. The calculation of diluted income per share takes into account the effect of dilutive potential common stock, such as stock options and restricted stock. Basic and diluted income per share were calculated using the following numbers of shares:

	Third Quarter		First Nine Months

	2002	2001	2002	2001

	(shares in millions)
Common shares outstanding	130.5	130.5	130.6	130.7
Less: Restricted stock outstanding	(2.7)	(1.7)	(2.5)	(1.3)

Basic shares	127.8	128.8	128.1	129.4
Net dilutive effect of restricted stock and stock options	—	—	—	—

Diluted shares	127.8	128.8	128.1	129.4

      For the third quarter of 2002, first nine months of 2002, third quarter of 2001 and first nine months of 2001 potential common stock of about 551,000, 658,000, 697,000 and 367,000 shares, respectively, are excluded as the effect would have been antidilutive.

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

      6. Land Lease — In January 2002, Visteon completed an arrangement with a special-purpose entity, owned by an affiliate of a bank, to lease land in Southeast Michigan for a headquarters facility. The lease term is through October 31, 2002, at which time Visteon has the option to renew the lease on terms mutually acceptable to Visteon and the lessor, purchase the land or arrange for the sale of the property. Visteon has a contingent liability for up to approximately $23 million in the event the property is sold for less than full cost.

      From June 30, 2002, the assets, liabilities, results of operations and cash flows of the special-purpose entity are included in Visteon’s consolidated financial statements, based on an assessment made when the lease was extended during the second quarter of 2002, that substantially all of the expected residual risks and rewards of the leased land reside with Visteon. This assessment included consideration of the terms of the lease agreement, the amount of the owner’s equity capital investment, and that Visteon began to finance the special-purpose entity’s debt.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      7. Inventories are summarized as follows:

	September 30,	December 31,
	2002	2001

	(in millions)
Raw materials, work-in-process and supplies	$845	$812
Finished products	131	130

Total inventories	$976	$942

U.S. inventories	$596	$589

      8. Debt — During the second quarter of 2002, Visteon renewed its financing arrangements with third-party lenders that provide contractually committed, unsecured revolving credit facilities. The new financing arrangements are with a syndicate of lenders providing for a maximum of $1.8 billion in committed, unsecured credit facilities (the “Credit Facilities”). The terms of the Credit Facilities provide for a 364-day revolving credit line in the amount of $775 million, which expires June 2003, and a five-year revolving credit line in the amount of $775 million, which expires June 2007. The Credit Facilities also provide for a five-year delayed draw term loan in the amount of $250 million, which will be used primarily to finance construction of a headquarters facility in Southeast Michigan. Consistent with the prior financing arrangements, the Credit Facilities would bear interest based on a variable interest rate option selected at the time of borrowing and the Credit Facilities contain certain affirmative and negative covenants including a covenant not to exceed a specified leverage ratio. As of September 30, 2002, there were no amounts outstanding under the Credit Facilities.

      9. Comprehensive Income (Loss) is summarized as follows:

	Third Quarter		First Nine Months

	2002	2001	2002	2001

	(in millions)
Net (loss)	$(52)	$(95)	$(318)	$(104)
Foreign currency translation adjustments	(16)	58	115	(18)
Other	(3)	(13)	(17)	(4)

Total comprehensive (loss)	$(71)	$(50)	$(220)	$(126)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      10. Accounting Change — Effective January 1, 2002, Visteon adopted Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. SFAS 142 no longer permits amortization of goodwill and establishes a new method of testing goodwill for impairment by using a fair-value based approach. Under previous accounting standards, Visteon evaluated goodwill for possible impairment by comparing operating income before amortization of goodwill to the amortization recorded for each of the acquired operations to which the goodwill related. Goodwill is related primarily to the acquisition of the interiors division of Compagnie Plastic Omnium and the increase of Visteon’s ownership in Halla Climate Corporation to 70% by purchasing an additional 35%, both of which occurred in 1999.

      SFAS 142 requires goodwill to be evaluated for possible impairment as of January 1, 2002, and periodically thereafter, using a fair-value approach. An initial test for goodwill impairment using a fair-value approach was performed at the Automotive Operations level by comparing the estimated fair value of our Automotive Operations segment to the segment’s net book value. Visteon’s stock market capitalization, as well as market multiples and other factors, were used as the basis for determining the fair value of the Automotive Operations segment. Because the fair value of the Automotive Operations segment was considered less than its net book value, Visteon recorded an impairment loss on goodwill of $363 million ($265 million after-tax) as a cumulative effect of change in accounting principle in the first quarter of 2002. The pre-tax impairment loss consists of $357 million of net goodwill as of December 31, 2001 and $6 million reclassified to goodwill related to certain acquired intangible assets, as required by SFAS 142.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

     11. Segment Information — Visteon’s reportable operating segments are Automotive Operations and Glass Operations. Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
Third Quarter

2002
Sales	$4,191	$153	$4,344
Income (loss) before taxes	(86)	8	(78)
Net income (loss)	(58)	6	(52)
Total assets, end of period	10,890	279	11,169
2001
Sales	$3,578	$144	$3,722
Income (loss) before taxes	(112)	(34)	(146)
Net income (loss)	(74)	(21)	(95)
Total assets, end of period	10,990	336	11,326
Goodwill, end of period	369	—	369
First Nine Months

2002
Sales	$13,388	$464	$13,852
Income (loss) before taxes	(94)	26	(68)
Net income (loss)	(336)	18	(318)
Total assets, end of period	10,890	279	11,169
2001
Sales	$12,866	$484	$13,350
Income (loss) before taxes	(97)	(51)	(148)
Net income (loss)	(74)	(30)	(104)
Total assets, end of period	10,990	336	11,326
Goodwill, end of period	369	—	369

      Total assets at December 31, 2001 were $10,853 million, $309 million and $11,162 million for Automotive Operations, Glass Operations and Total Visteon, respectively. Total assets at December 31, 2000 were $11,116 million, $289 million and $11,405 million for Automotive Operations, Glass Operations and Total Visteon, respectively.

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

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by Visteon for matters discussed in the foregoing paragraph where losses are deemed probable; these reserves are adjusted periodically to reflect estimates of ultimate probable outcomes. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which reserves have not been established could be decided unfavorably to Visteon and could require Visteon to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at September 30, 2002. Visteon does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

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

      13. Subsequent Event — In October 2002, Visteon extended the lease discussed in Note 6 through December 31, 2017.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Visteon Corporation

      We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its Subsidiaries as of September 30, 2002, and the related consolidated statement of income and condensed consolidated statement of cash flows for the three-month and nine-month periods ended September 30, 2002 and September 30, 2001. These financial statements are the responsibility of the Company’s management.

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
October 16, 2002

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

Overview

      In the third quarter of 2002, Visteon’s worldwide sales were $4.3 billion, compared with $3.7 billion in the third quarter of 2001. Visteon reported a net loss of $52 million, or $0.40 per share, in the third quarter of 2002, including after-tax special charges of $17 million. The third quarter net loss in 2001 was $95 million, or $0.74 per share, including after-tax special charges of $21 million. Excluding special charges, Visteon reported a net loss of $35 million in the third quarter of 2002, compared with $74 million in the third quarter of 2001.

      Special charges incurred in the third quarter of 2002 are associated with the comprehensive plan being implemented in Europe as part of our ongoing efforts to improve operations. Under the plan, Visteon and its unions in Europe expect to restructure a number of manufacturing operations in the U.K., Germany and France. In the third quarter of 2002, Visteon recorded an after-tax charge of $17 million related to this plan. Of this charge, about $7 million is related to the separation of approximately 138 hourly employees located at Visteon’s plants in Germany through a special voluntary retirement and separation program. The remaining $10 million is a non-cash impairment charge related to a group of machinery and equipment in Europe for which production activities will be discontinued and the future related undiscounted cash flows are less than the carrying value of the assets held for use.

      In the fourth quarter of 2002, Visteon expects to incur additional special charges related to the European restructuring discussed above and a special early retirement program offered to U.S. salaried employees.

      During the third quarter of 2001, Visteon recorded an after-tax charge of $21 million related to special voluntary retirement and separation programs offered to hourly employees located at Visteon’s Nashville Glass plant. This action resulted in the separation of about 245 employees during the third quarter of 2001.

      In the first nine months of 2002, Visteon’s worldwide sales were $13.9 billion, compared with $13.4 billion in the first nine months of 2001. Visteon reported a net loss of $318 million or $2.48 per share in the first nine months of 2002 compared with a net loss of $104 million or $0.80 per share in the first nine months of 2001. Excluding special charges discussed below, Visteon’s income for the first nine months of 2002 was $38 million compared with $17 million in the first nine months of 2001.

      During the first nine months of 2002, Visteon recorded net after-tax charges of $91 million, including the third quarter actions described above, related to a number of special actions and the sale of our restraint electronics business, as described in Note 3 of our consolidated financial statements, which is incorporated herein by reference. In addition, in the first quarter of 2002 the company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. With this change in accounting principle, Visteon recorded a non-cash write-off for the entire value of goodwill of $265 million after-tax, as described in Note 10 of our consolidated financial statements, which is incorporated herein by reference.

      During the first nine months of 2001, Visteon implemented a number of special actions and recorded an after-tax charge of $121 million associated primarily with salaried workforce restructuring and the special voluntary retirement and separation program offered to hourly

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

employees located at Visteon’s Nashville plant discussed above and as described in Note 3 of our consolidated financial statements, which is incorporated herein by reference. Cash payments related to restructuring actions were $71 million and $70 million during the first nine months of 2002 and 2001, respectively.

Results of Operations

Third Quarter 2002 Compared with Third Quarter 2001

      Sales for each of our segments for the third quarter of 2002 and 2001 are summarized in the following table:

	Third Quarter		2002
			over
	2002	2001	2001

	(in millions)
Automotive Operations	$4,191	$3,578	$613
Glass Operations	153	144	9

Total sales	$4,344	$3,722	$622

Memo: Sales to non-Ford customers
— Amount	$898	$717	$181
— Percentage of total sales	21%	19%	2 pts.

      Sales for Automotive Operations in the third quarter of 2002 were $4.2 billion, compared with $3.6 billion in the third quarter of 2001, an increase of $613 million or 17%. Sales for Glass Operations were $153 million in the third quarter of 2002, compared with $144 million in the third quarter of 2001, an increase of $9 million or 6%. Increased sales for Automotive Operations reflect primarily stronger Ford North American production volume, new business and favorable currency exchange rates, offset partially by price reductions, lower prices associated with precious metals purchased under pass-through arrangements with Ford, and the sale of our restraint electronics business effective April 1, 2002. Increased sales for Glass Operations reflect primarily stronger Ford production volume in North America. Sales to non-Ford customers increased $181 million, or 25%, compared with the third quarter of 2001 and were 21% of total sales for the third quarter of 2002.

      Cost of Sales for the third quarter of 2002 were $4.2 billion, $557 million higher when compared with the third quarter of 2001. Cost of sales primarily includes material, labor, manufacturing overhead and other costs, such as product development costs. The increase reflects primarily stronger production volume in North America, new business, higher wage rates, and the effect of currency exchange rates, partially offset by reduced product engineering costs, net material cost reductions and manufacturing labor efficiencies. Lower costs associated with precious metals purchased under pass-through arrangements with Ford were also an offset. Special charges were lower in 2002 than 2001, totaling $26 million and $34 million respectively.

      Selling, administrative and other expenses for the third quarter of 2002 were $207 million compared to $198 million in the third quarter of 2001, an increase of $9 million. The increase reflects primarily changes to our customer interface organization with a concentration on program management and product line teams.

      Net interest expense of $19 million in the third quarter of 2002 was down $1 million from the third quarter of 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Equity in net income of affiliated companies was $16 million in the third quarter of 2002 compared with $5 million in the comparable period in 2001, with the increase related primarily to our affiliates located in Asia.

      Income (loss) before income taxes, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows income (loss) before income taxes, including and excluding special charges for the third quarter of 2002 and 2001, for each of our segments:

	Third Quarter		2002
			over/(under)
	2002	2001	2001

		(in millions)
Automotive Operations
Income (loss) before income taxes	$(86)	$(112)	$26
Less: pre-tax special charges included above	26	—	26

Automotive Operations, excluding special charges	$(60)	$(112)	$52

Glass Operations
Income (loss) before income taxes	$8	$(34)	$42
Less: pre-tax special charges included above	—	34	(34)

Glass Operations, excluding special charges	$8	$—	$8

Total
Income (loss) before income taxes	$(78)	$(146)	$68
Less: pre-tax special charges	26	34	(8)

(Loss) before taxes excluding special charges	$(52)	$(112)	$60

      Excluding special charges, Automotive Operations’ third quarter 2002 loss was $60 million compared with a loss of $112 million for the same period in 2001. The $52 million improvement primarily reflects stronger North American volume, new business, continued cost savings, and contributions from joint ventures. Price reductions, lower margins on some replacement business, and economic weakness in South America were partial offsets.

      Income before income taxes for Glass Operations for the third quarter of 2002 was $8 million compared with breakeven for the third quarter of 2001 excluding special charges. The improvement reflects primarily savings from prior special actions and cost reductions, offset partially by price reductions to customers.

      Provision (benefit) for income taxes represents an effective tax rate of 36% for the third quarter of 2002 compared to 37% for the third quarter of 2001.

      Minority interests in net income of subsidiaries was $7 million in the third quarter of 2002 compared with $6 million in the comparable period in 2001. Minority interest amounts are related primarily to our 70% ownership interest in Halla Climate Control Corporation located in Korea.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Net income (loss) for the third quarter of 2002 and 2001, both including and excluding special charges, are shown in the following table for each of our segments:

	Third Quarter		2002
			over/(under)
	2002	2001	2001

		(in millions)
Automotive Operations
Net income (loss)	$(58)	$(74)	$16
Less: After-tax special charges	17	—	17

Automotive Operations, excluding special charges	$(41)	$(74)	$33

Glass Operations
Net income (loss)	$6	$(21)	$27
Less: After-tax special charges	—	21	(21)

Glass Operations, excluding special charges	$6	$—	$6

Total
Net income (loss)	$(52)	$(95)	$43
Less: After-tax special charges	17	21	(4)

Income (loss) excluding special charges	$(35)	$(74)	$39

      Excluding after-tax special charges, Visteon reported a total net loss for the third quarter of 2002 of $35 million compared with a net loss of $74 million for the third quarter of 2001. The $39 million improvement reflects primarily stronger North American volume, new business, continued cost savings, and savings from special actions offset partially by price reductions, lower margins on some replacement business and economic weakness in South America.

First Nine Months 2002 Compared with First Nine Months 2001

      Sales for each of our segments for the first nine months of 2002 and 2001 are summarized in the following table:

	First Nine Months		2002
			over/(under)
	2002	2001	2001

	(in millions)
Automotive Operations	$13,388	$12,866	$522
Glass Operations	464	484	(20)

Total sales	$13,852	$13,350	$502

Memo: Sales to non-Ford customers
— Amount	$2,632	$2,365	$267
— Percentage of total sales	19%	18%	1 pt.

      Sales for Automotive Operations during the first nine months of 2002 were about $13.4 billion, compared with $12.9 billion in the first nine months of 2001, an increase of $522 million or 4%. Glass Operations sales were $464 million in the first nine months of 2002, compared with $484 million in the first nine months of 2001, a decline of $20 million or 4%. Increased sales for Automotive Operations reflect primarily stronger production volume in North America, new business and the effect of favorable currency exchange rates, offset partially by price reductions provided to our customers, lower prices associated with precious metals purchased under pass-through arrangements with Ford, and the sale of our restraint electronics business effective April 1, 2002. The decline in Glass Operations’ sales reflects primarily price reductions to customers and lower sales to commercial customers, offset partially by stronger Ford production volume in North America. Non-Ford sales increased $267 million, or 11%, over the first nine months of 2001. Sales to non-Ford customers as a percentage of total sales increased to 19% for the first nine months of 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Cost of sales for the first nine months of 2002 were $13.3 billion compared with $12.8 billion for the first nine months of 2001. Cost of sales primarily includes material, labor, manufacturing overhead and other costs, such as product development costs. The increase reflects primarily stronger production volume in North America, new business, higher wage rates, and the effect of currency exchange rates, partially offset by reduced product engineering costs, net material cost reductions and manufacturing labor efficiencies. Lower costs associated with precious metals purchased under pass-through arrangements with Ford were also an offset. Special charges of $142 million were included in cost of sales for the actions completed during the first nine months of 2002 compared with $150 million incurred during the first nine months of 2001.

      Selling, administrative and other expenses for the first nine months of 2002 were $625 million as compared to $648 million for the first nine months of 2001. Excluding pre-tax special charges of $42 million incurred in 2001, comparative selling, administrative and other expenses for the first nine months of 2001 were $606 million. The $19 million increase reflects primarily changes to our customer interface organization with a concentration on program management and product line teams.

      Net interest expense of $61 million for the first nine months 2002 increased $2 million from the first nine months of 2001.

      Equity in net income of affiliated companies was $30 million in the first nine months of 2002 compared with $16 million in the comparable period in 2001, with the increase related primarily to our affiliates located in Asia.

      Income (loss) before income taxes, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows income (loss) before income taxes, including and excluding special charges for the first nine months of 2002 and 2001, for each of our segments:

	First Nine Months		2002
			over/(under)
	2002	2001	2001

		(in millions)
Automotive Operations
Income (loss) before income taxes	$(94)	$(97)	$3
Less: pre-tax special charges included above	142	142	—

Automotive Operations, excluding special charges	$48	$45	$3

Glass Operations
Income (loss) before income taxes	$26	$(51)	$77
Less: pre-tax special charges included above	—	50	(50)

Glass Operations, excluding special charges	$26	$(1)	$27

Total
Income (loss) before income taxes	$(68)	$(148)	$80
Less: pre-tax special charges included above	142	192	(50)

Income before taxes excluding special charges	$74	$44	$30

      Automotive Operations reported a loss before income taxes of $94 million for the first nine months of 2002 compared with a $97 million loss for the first nine months of 2001. Excluding special charges incurred in each period, Automotive Operations’ income before income taxes was $48 million for the first nine months of 2002 compared with $45 million for the same period in 2001. The improvement primarily reflects stronger North American volume, new business, continued cost savings and contributions from joint ventures offset by price reductions, lower margins on some replacement business and economic weakness in South America.

      Income before income taxes for Glass Operations for the first nine months of 2002 was $26 million compared with a $51 million loss before income taxes for the first nine months of 2001. Excluding special charges, income before income taxes for Glass Operations was $26 million for the first nine months of 2002 and a loss of $1 million for the first nine months of 2001. The improvement reflects primarily savings from prior special actions and cost reductions, offset partially by price reductions to customers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Provision (benefit) for income taxes represents an effective tax rate of 36% for the first nine months of 2002 compared to 37% for the same period of 2001.

      Minority interests in net income of subsidiaries was $20 million in the first nine months of 2002 compared with $17 million in the comparable period in 2001. Minority interest amounts are related primarily to our 70% ownership interest in Halla Climate Control Corporation located in Korea.

      Net income (loss) for the first nine months of 2002 and 2001, both including and excluding special charges, are shown in the following table for each of our segments:

	First Nine Months		2002
			over/(under)
	2002	2001	2001

		(in millions)
Automotive Operations
Net income (loss)	$(336)	$(74)	$(262)
Less: After-tax special charges	91	89	2
Less: Cumulative effect of change in accounting principle, net of tax	265	—	265

Automotive Ops income excl. special charges	$20	$15	$5

Glass Operations
Net income (loss)	$18	$(30)	$48
Less: After-tax special charges	—	32	(32)

Glass Operations income excl. special charges	$18	$2	$16

Total
Net income (loss)	$(318)	$(104)	$(214)
Less: After-tax special charges	91	121	(30)
Less: Cumulative effect of change in accounting principle, net of tax	265	—	265

Income (loss) excluding special charges	$38	$17	$21

      After-tax special charges include both restructuring actions of $91 million in 2002 and $121 million in 2001, as outlined above and in Note 3 to our consolidated financial statements, which is incorporated herein by reference, and the $265 million after-tax effect of Visteon’s adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” in the first quarter of 2002. With this change in accounting principle, Visteon recorded a non-cash after-tax write-off of $265 million for the value of goodwill. See note 10 of our consolidated financial statements, related to the adoption of Statement of Financial Accounting Standards No. 142, which is incorporated herein by reference.

      For the first nine months of 2002 Visteon’s income excluding after-tax special charges was $38 million compared with income of $17 million for the first nine months of 2001. The $21 million improvement reflects primarily stronger North American volume, new business, continued cost savings, and savings from special actions offset partially by price reductions, lower margins on some replacement business and economic weakness in South America.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources

      Our balance sheet includes cash and marketable securities of $1.0 billion and total debt of $1.8 billion at September 30, 2002, compared with cash and marketable securities of $1.2 billion and total debt of $1.9 billion at December 31, 2001. Our net debt, defined as the amount by which total debt exceeds total cash and marketable securities, was $0.8 billion at September 30, 2002 and $0.7 billion at December 31, 2001. The decrease in cash and marketable securities and resulting increase in net debt reflect primarily increased trade working capital requirements compared with seasonally lower levels at year-end. Our ratio of total debt to total capital, which consists of total debt plus total stockholders’ equity, was 37.5% at September 30, 2002 and 36.9% at December 31, 2001.

      Visteon has financing arrangements providing contractually committed, unsecured revolving credit facilities, with a syndicate of third-party lenders providing for a maximum of $1.8 billion in committed, unsecured credit facilities (the “Credit Facilities”). The terms of the Credit Facilities provide for a 364-day revolving credit line in the amount of $775 million, which expires June 2003, and a five-year revolving credit line in the amount of $775 million, which expires June 2007. The Credit Facilities also provide for a five-year, delayed-draw term loan in the amount of $250 million, which will be used primarily to finance construction of a headquarters facility. Visteon has a commercial paper program providing up to $1.55 billion of borrowing ability. We intend to use the commercial paper program as a source of flexible short-term financing and do not intend to exceed $1.55 billion of aggregate borrowing under the commercial paper program and revolving credit lines. As of September 30, 2002, the outstanding balance under our commercial paper program was $254 million. In the event the availability of commercial paper is reduced, our revolving credit lines provide a backup source for funding. Visteon has established a facility to sell receivables on a non-recourse basis in Europe. We intend to use the facility as an additional source of liquidity primarily for European requirements. As of September 30, 2002, the outstanding balance under our discounted receivables program was $15 million.

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

      Visteon’s net interest expense of $61 million for the first nine months of 2002 is $2 million higher than the first nine months of 2001. Lower interest rates in 2002 resulted in both lower interest income and interest expense compared with 2001.

      In addition, Visteon has entered into interest rate swaps to manage its interest rate risk. These swaps effectively convert a portion of Visteon’s fixed rate debt into variable rate debt, and as a result, approximately 30% of the company’s borrowings are on a fixed-rate basis while the remainder is subject to changes in short-term interest rates. As interest rates have fallen, Visteon’s interest rate swaps have favorably contributed to reduce 2002 interest expense.

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

Cash Flows

Operating Activities

      Cash provided by operating activities during the first nine months of 2002 totaled $413 million compared with $62 million for the same period in 2001. The improvement in 2002 reflects primarily a smaller increase in trade working capital requirements, higher net accruals, and improved profits compared to the same period in the prior year and includes net cash proceeds of $15 million related to the sale of receivables. Cash payments related to restructuring actions were $71 million and $70 million during the first nine months of 2002 and 2001, respectively.

Investing Activities

      Cash used in investing activities was $464 million during the first nine months of 2002 compared with $512 million for the same period in 2001. Our capital expenditures for the first nine months of 2002 totaled $461 million compared with $516 million in the first nine months of 2001. We expect full year capital spending in 2002 will remain within the range of the last two years.

Financing Activities

      Cash used in financing activities totaled $179 million in the first nine months of 2002, compared with $74 million in the first nine months of 2001. The increase is largely the result of a reduction in commercial paper borrowings in 2002.

      On October 9, 2002, the Visteon Board of Directors declared a dividend of $0.06 per share on the Company’s common stock, payable on December 2, 2002, to the stockholders of record as of November 1, 2002. The dividend of $0.06 per share declared by the Visteon Board of Directors on July 11, 2002, was paid on September 3, 2002. Visteon has paid a dividend each quarter since it became an independent, publicly traded company in June 2000.

Pension Plans

      Visteon sponsors defined-benefit pension plans for its salaried and hourly employees. In addition, Ford-UAW employees assigned to Visteon participate in the Ford-UAW Retirement Plan, sponsored by Ford Motor Company.

      As reported in our 2001 Form 10-K, our U.S. projected benefit obligations, assuming a 7.5% discount rate, exceeded the market value of assets by $108 million. Our asset performance, through the September 30, 2002 measurement date, combined with the effect of a lower discount rate (assuming 7%) would increase our unfunded obligation by about $170 million, assuming all other actuarial assumptions are met. Our non-U.S. unfunded obligation, as reported in our 2001 Form 10-K, was $219 million and is also expected to increase substantially through September 30, 2002, but by an amount less than our U.S. increase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Ford Motor Company retains the assets, liabilities, and funding responsibility for all Ford-UAW employees assigned to Visteon. For those employees, Visteon records pension expense and reimburses Ford in cash equal to their pension expense. Market fluctuations affect our cash payments on a lagged basis through changes in pension expense over time.

      Annual pension expense for 2002 compared to 2001, reflected in quarterly accruals, is expected to increase by about $40 million before taxes. For 2003, a further increase in total pension expense in the range of $40 million to $50 million is expected. We do not anticipate, however, the need to make any unusual contributions beyond our normal level of funding.

New Accounting Standards and Changes

      Visteon adopted Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS 142 no longer permits amortization of goodwill and establishes a new method of testing goodwill for impairment by using a fair-value based approach. See Note 10 of our consolidated financial statements, which is incorporated herein by reference, for further description related to the adoption of SFAS 142.

      Beginning in January 2003, Visteon intends to expense the fair value of stock-based awards granted to employees pursuant to Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”. Current estimates indicate that expensing of stock options will reduce 2003 net income by about $5 million, with the expense increasing to about $15 million or $0.12 per share over the next three years.

      In April 2002, the FASB issued Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Under SFAS 145, gains and losses from the extinguishment of debt would no longer be classified as an extraordinary item, as previously required under Financial Accounting Standards No. 4 “Reporting Gains and Losses from Extinguishment of Debt”. We do not expect the effect of adopting FAS 145 on Visteon’s results of operations or financial position will be material.

      In July 2002, the FASB issued Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of the new standard are effective for restructuring, exit or disposal activities initiated after December 31, 2002. We do not expect the effect of adopting SFAS 146 on Visteon’s results of operations or financial position will be material, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit, or disposal activities.

Subsequent Events

      In October 2002, Visteon extended the lease discussed in Note 6 to the consolidated financial statements, which is incorporated herein by reference, through December 31, 2017.

Other Financial Information

      PricewaterhouseCoopers LLP, our independent accountants, performed a limited review of the financial data presented on pages 1 through 11 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the 1933 Act and the independent accountant’s liability under Section 11 does not extend to it.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Forward-Looking Statements

      This report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions but rather are subject to various risks and uncertainties. Some of these risks and uncertainties include changes in the operations of our customers, particularly Ford Motor Company; our ability to win new business from customers other than Ford; our ability to realize cost savings in connection with various restructuring plans; our ability to make pension and other post-retirement payments; labor disruptions; changes in global economic conditions; and other factors, risks and uncertainties identified in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002, as amended on August 13, 2002, and our other filings with the Securities and Exchange Commission. The risks and uncertainties so identified are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition and results of operations. For these reasons, we caution you not to place undue reliance on our forward-looking statements. We do not assume any obligation to update any of these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

      The net fair value of financial instruments used to reduce our exposure to volatility in foreign currency exchange rates has changed since December 31, 2001. This change is due primarily to the strengthening of the euro and the British pound and the weakening of the Mexican peso relative to the U.S. dollar.

      As of September 30, 2002 and December 31, 2001, the net fair value of financial instruments with exposure to currency risk was a loss of $22 million and a gain of $9 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $101 million as of September 30, 2002. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, however, the estimate may overstate the impact of changing exchange rates on the net fair value of our financial derivatives. It is important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

      As of September 30, 2002 and December 31, 2001, the net fair value of interest rate swaps was a positive $40 million and a negative $9 million, respectively. The potential loss in fair value of these swaps, as of September 30, 2002, from a hypothetical 50 basis point adverse change in interest rates would be approximately $16 million. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates would be approximately $7 million for the period ended September 30, 2002. This analysis may overstate the adverse impact on net interest expense due to the short-term nature of our interest-bearing investments.

Commodity Market Risk

      There are no known material changes to our exposure to commodity market risk since December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

      During the Third Quarter, Visteon reviewed its internal control structure and disclosure controls and procedures. As a result of this review, we made minor modifications to ensure that we document the robust controls and procedures that we have in place. Within the 90-day period prior to the date of filing this report, we carried out an evaluation, under the supervision and with the participation of Visteon’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in Visteon’s periodic SEC reports is recorded, processed, summarized, and reported as and when required. In addition, they concluded that there were no significant deficiencies in the design or operation of internal controls which could significantly affect our ability to record, process, summarize and report financial data. Subsequent to the date of that evaluation, there have been no significant changes in Visteon’s internal controls or in other factors that could significantly affect internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      Please refer to the Exhibit Index on Page 28.

      (b) Reports on Form 8-K

      The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 2002.

      Current Report on Form 8-K dated July 16, 2002, included information relating to the declaration of a cash dividend.

      Current Report on Form 8-K dated July 19, 2002, included information relating to our second quarter 2002 results.

      Current Report on Form 8-K dated August 14, 2002, included information relating to Visteon Chief Executive Officer and Chief Financial Officer statements under oath pursuant to Commission Order No. 4-460.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ PHILIP G. PFEFFERLE

Philip G. Pfefferle
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Date: November 12, 2002

CERTIFICATIONS

I, Peter J. Pestillo, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Visteon Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ PETER J. PESTILLO

Peter J. Pestillo
Chairman and Chief Executive Officer
(Principal Executive Officer)

I, Daniel R. Coulson, hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Visteon Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ DANIEL R. COULSON

Daniel R. Coulson
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated By-laws (2)
4.1	Indenture dated as of June 23, 2000 with Bank One Trust Company, N.A., as Trustee (3)
4.2	Form of Visteon Common Stock Certificate (4)
10.1	Master Transfer Agreement (5)
10.2	Purchase and Supply Agreement (5)
10.3	Letter Relating to Price Reductions (5)
10.4	Master Separation Agreement (6)
10.5	Aftermarket Relationship Agreement (4)
10.6	Hourly Employee Assignment Agreement (4)
10.7	Employee Transition Agreement (4)
10.8	Tax Sharing Agreement (5)
10.9	Long-term Incentive Plan (7)
10.10	Form of Revised Change in Control Agreement (8)
10.11	Issuing and Paying Agency Agreement (1)
10.12	Master Note (1)
10.13	Letter Loan Agreement (1)
10.14	Deferred Compensation Plan for Non-Employee Directors (8)
10.15	Restricted Stock Plan for Non-Employee Directors (9)
10.16	Deferred Compensation Plan (8)
10.17	Form of Savings Parity Plan (8)
10.18	Form of Pension Parity Plan (8)
10.19	Form of Supplemental Executive Retirement Plan (8)
10.20	Executive Employment Agreement dated as of September 15, 2000 (10)
12.1	Statement re: Computation of Ratios
15.1	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated November 8, 2002, relating to Financial Information
99.1	Written Statement of Chief Executive Officer, dated November 11, 2002
99.2	Written Statement of Chief Financial Officer, dated November 11, 2002

(1)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed July 24, 2000 (File No. 001-15827).

(2)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed November 14, 2001 (File No. 001-15827).

(3)	Incorporated by reference to exhibit 4.1 filed with Visteon’s Current Report on Form 8-K, dated July 31, 2000, filed August 16, 2000 (File No. 001-15827).

(4)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form 10, filed May 19, 2000 (File No. 001-15827).

(5)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Registration Statement on Form S-1, filed June 2, 2000 (File No. 333-38388).

(6)	Incorporated by reference to the exhibit of the same name filed with Amendment No. 1 to Visteon’s Registration Statement on Form S-1, filed June 6, 2000 (Registration No. 333-38388).

(7)	Incorporated by reference to Appendix E of Visteon’s 2001 Proxy Statement, filed March 26, 2001 (File No. 001-15827).

(8)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Annual Report on Form 10-K, filed February 27, 2001 (File No. 001-15827).

(9)	Incorporated by reference to Appendix F of Visteon’s 2001 Proxy Statement, filed March 26, 2001 (File No. 001-15827).

(10)	Incorporated by reference to the exhibit of the same name filed with Visteon’s Annual Report on Form 10-K, filed March 29, 2002 (File No. 001-5827).