Form 10-K
period 2002-12-31
VISTEON CORP
filed 2003-02-14
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002, or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 1-15827

VISTEON CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	38-3519512 (I.R.S. employer identification no.)
17000 Rotunda, Dearborn, Michigan (Address or principal executive offices)	48120 (Zip code)

Registrant’s telephone number, including area code: (800)-VISTEON

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, par value $1.00 per share	New York Stock Exchange

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ✓    No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ✓    No

    As of January 31, 2003, the registrant had outstanding 129,024,309 shares of common stock. The aggregate market value of such common stock held by non-affiliates of the registrant as of such date was $877,805,738, based on the closing price of the common stock on that date ($6.87 a share) as reported by the New York Stock Exchange.

Document Incorporated by Reference*

Document	Where Incorporated

Proxy Statement	Part III (Items 10, 11, 12 and 13)

*	As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

PART I

ITEM 1. BUSINESS

Overview

      Visteon Corporation is a leading global supplier of automotive systems, modules, and components to global vehicle manufacturers and the automotive aftermarket. Headquartered in Dearborn, Michigan, we have global capabilities, with regional headquarters in Cologne, Germany, Yokohama, Japan, and São Paulo, Brazil. We have a workforce of approximately 77,000 and a network of manufacturing sites, technical centers, sales offices and joint ventures located in every major region of the world.

      Visteon operates in two business segments: Automotive Operations and Glass Operations.

      Automotive Operations: Visteon is a leading global supplier of automotive systems, modules and components in the following product areas: climate control, interior, exterior, powertrain, chassis, and electronics. Our products are featured on vehicles built by many leading automotive manufacturers, including Ford Motor Company, General Motors, Toyota, Daimler-Chrysler, Volkswagen, Honda, Renault, Nissan, Hyundai, Peugeot, Mazda and BMW.

      Glass Operations: Our Glass Operations segment is composed of our vehicle glazing product group, which produces glass products for Ford and aftermarket customers, and our commercial glass product group, which produces float glass for commercial architecture.

      Visteon was incorporated in Delaware in January 2000 as a wholly-owned subsidiary of Ford. Ford subsequently transferred to Visteon the assets and liabilities comprising its automotive components and systems business. Visteon separated from Ford on June 28, 2000 when all of the common stock of Visteon was distributed by Ford to its shareholders.

Financial Information About Business Segments

      Business segment financial information can be found on pages 72-74 of this Annual Report on Form 10-K (Note 16, “Segment Information”, of our consolidated financial statements).

Automotive Parts Industry

      The automotive parts industry provides systems, modules, and components to vehicle manufacturers for the manufacture of new vehicles, as well as to the aftermarket for use as replacement and enhancement parts. Historically, large vehicle manufacturers operated internal divisions to provide a wide range of component parts for their vehicles. More recently, vehicle manufacturers have moved towards a competitive sourcing process for automotive parts, including increased purchases from independent suppliers, as they seek lower-priced and/or higher-technology products. Demand for aftermarket products tends to increase when vehicle owners retain their vehicles longer, as these vehicles generally have a greater need for repairs.

      Industry Trends. The following key trends have been affecting the automotive parts industry over the past several years:

•	Demand for Safe and Environmentally Friendly Products. Consumers are increasingly interested in products and technologies that make them feel safer and more secure. Vehicle manufacturers and many governmental regulators are increasingly requiring safe and environmentally friendly products. This demand coupled with advances in technology have led to a number of new product opportunities for companies like Visteon possessing strong innovation capabilities such as advanced front lighting systems, driver information technologies, emissions controls, fuel consumption improvements and recyclable materials. In addition, Visteon is prepared to support the technology needs of advanced systems to support environmentally focused power systems, such as fuel cells, which could revolutionize the automotive industry.

ITEM 1. BUSINESS — (Continued)

•	Increasing Electronics Integration and Technological Content. Electronics integration, which typically involves replacing bulky mechanical components with electronic ones and/or adding new electrical functions to the vehicle, allows vehicle manufacturers improved control over vehicle weight, costs and functionality. Integrated electronic solutions help auto manufacturers improve fuel economy through weight reduction and reduce emissions through improved air and engine control systems. In addition, Visteon is combining its leadership position in automotive supply with leaders in non-automotive electronics to offer vehicle manufacturers integrated technologies that meet key consumer and regulatory needs.

•	Globalization of Suppliers. In order to serve multiple markets more efficiently, vehicle manufacturers are assembling vehicle platforms globally. With this globalization, vehicle manufacturers are increasingly interested in global suppliers that can better serve multiple markets, address local consumer preferences while controlling design costs and minimizing import tariffs in local markets. Visteon’s presence in more than 190 facilities, in 25 countries, on 6 continents makes it well positioned to meet this need.

•	Ongoing Industry Consolidation. The worldwide automotive parts industry is consolidating as suppliers seek to achieve operating synergies through business combinations, shift production to locations with more flexible work rules and practices, acquire complementary technologies, build stronger customer relationships and follow their customers as they expand globally. Visteon’s ability to provide vehicle manufacturers with single-point sourcing of integrated systems and modules on a global basis has improved its ability to respond to this consolidation.

•	Design of several model derivatives off of a single vehicle platform. Vehicle manufacturers have moved to designing and producing several vehicle models off of a single vehicle platform. With this method, vehicle manufacturers will vary the design of some components to create the different vehicle models and standardize other components across the platform, helping to reduce the overall cost of design and manufacture of each model. Suppliers like Visteon with its broad product line of innovative new systems are well positioned to assist vehicle manufacturers in differentiating each of their vehicle models.

•	Increased competitive intensity and market pressures on OEs. As vehicle manufacturers are under increasing pressure to adjust to changing consumer preferences and to incorporate technological advances, they are shortening product development times. These shorter development times allow vehicle manufacturers to effectively introduce vehicles and features that match prevailing consumer preferences. In order to simplify the vehicle design and assembly processes and reduce their costs, vehicle manufacturers are experimenting with opportunities for their suppliers to provide fully engineered, pre-assembled systems rather than individual components. By offering sophisticated systems and modules rather than individual components, automotive suppliers like Visteon are well positioned to capture value from the design, engineering, research and development and assembly functions vehicle manufacturers are increasingly looking to outsource.

ITEM 1. BUSINESS — (Continued)

Products

      Visteon designs and manufactures components, systems, and modules that can make up as much as 40% of the value of a vehicle. We support our products with a full-range of styling, design, testing and manufacturing capabilities, including just-in-time and in-sequence delivery.

      The following discussion describes the major product groups within each segment. Financial information relating to sales attributable to each of these product groups can be found in Note 16, “Segment Information”, of our consolidated financial statements.

Automotive Operations

      Chassis Products & Systems. Visteon designs and manufactures a wide array of chassis-related products, from driveline systems for popular all-wheel drive vehicles to steering and suspension systems.

Chassis Product Lines	Description

Driveline	Visteon produces all of the major components for an all-wheel drive system. Major products include front and rear independent suspension and solid-beam axles, propshafts, halfshafts, and power transfer units. Visteon’s slip-in-tube propshaft is an example of our exclusive technology that reduces weight and improves NVH and vehicle crash performance.
Steering	Visteon designs and produces hydraulic power assisted steering systems, rack and pinion steering gears, recirculating ball nut steering gears, and power steering pumps. We have also developed electric power assisted steering (EPAS) systems, which use electric motors rather than conventional hydraulics.
Suspension	Visteon’s suspension products include corner and suspension modules, brake hubs and rotors, knuckles and spindles, in a variety of materials, and stabilizer bars.

      Interior Products & Systems. Visteon is one of the leading global suppliers of cockpit systems, instrument panels, door modules and interior trim and console modules.

Interior Product Lines	Description

Cockpits	Visteon’s cockpits incorporate the latest in driver information, entertainment, vehicle controls and climate control features and package a variety of structural, electronic and safety components. We provide our customers with a complete array of services including advanced engineering and computer aided design, styling concepts and modeling, and just-in-sequence delivery of manufactured parts.
Instrument Panels	Visteon’s instrument panels consist of a substrate and the optional assembly of structure, ducts, registers, passenger airbag system (integrated or conventional), finished panels and the glove box assembly.
Door Modules & Interior Trim	Visteon provides a wide range of door trim panels and modules as well as a variety of interior trim products.
Console Modules	Visteon’s console modules expand the functionality of today’s console offerings, delivering flexible and versatile storage options to the consumer. The modules are interchangeable units and offer consumers a wide range of storage options that can be tailored to their individual needs.

ITEM 1. BUSINESS — (Continued)

      Climate Control Products & Systems. Visteon is one of the leading global suppliers of components, modules, and systems that provide automotive heating, ventilation and air conditioning, and powertrain cooling.

Climate Control Product Lines	Description

Climate Systems	Visteon designs and manufactures fully integrated heating, air conditioning and powertrain cooling systems.
Heat Exchangers	Heat exchangers provide the mechanism of heat transfer for automotive air conditioning and powertrain cooling systems. Included in the offering are radiators, condensers, evaporator and heater cores, integrated heat exchangers, cooling modules and intercoolers.
Fluid Transport	Fluid transport includes refrigerant handling lines, powertrain cooling lines, accumulator/ receiver dryers, and fittings designed to suit specific customer requirements.
Air Handling	Visteon’s air handling modules heat and cool air and distribute it throughout the passenger cabin.
Controls	Visteon designs and manufactures mechanical and electronic A/C and heater controls. These controls allow the passengers to select various air temperature, speed and distribution combinations for optimal comfort.
Compressors	Compressors pump refrigerant through the air conditioning systems. Compressor technologies include fixed and variable displacement swashplate designs, as well as fixed and variable capacity scroll designs.
Powertrain Cooling	Cooling functionality and thermal management for the vehicle powertrain system (engine and transmission) is provided by powertrain cooling.
Front End Modules	The front end module integrates structural, exterior cooling, electrical, and lighting components and subsystems in order to achieve improvements in packaging, and vehicle thermal and front-end structure performance.

      Powertrain Products & Systems. Visteon offers innovative designs in engine management, fuel storage and delivery, and electrical conversion systems, which are designed to provide the automotive customer with solutions that enhance powertrain performance, fuel economy and emissions control.

Powertrain Product Lines	Description

Engine Management	Visteon has a complete line of products for vehicle engine and powertrain management, including the powertrain control module. Our diverse line of sophisticated powertrain products are designed to deliver improved fuel economy and reduced emissions while enhancing performance. These products include air charging assemblies and air induction systems, torque enhancement systems, intake manifolds, long life filtration systems, fuel injectors and rails, mechanical and electronic throttle bodies, and ignition coils among others.
Electrical Conversion	Visteon offers a wide range of alternators and starters to meet differing needs of the automotive customer. In addition, Visteon is working to develop technologies that meet future higher-voltage vehicle architectures and power requirements, such as 42 Volt.
Fuel Storage & Delivery	Visteon manufactures systems and components to support low emissions vehicles. The principal products in these systems are plastic blow-molded and thermoformed fuel tanks, fuel pumps and delivery modules, and fuel vapor storage systems.

ITEM 1. BUSINESS — (Continued)

      Electronic Products & Systems. Visteon is one of the leading global suppliers of high-tech in-vehicle entertainment, driver information, wireless communication, safety and security electronics.

Electronic Product Lines	Description

Audio	Visteon produces a wide range of audio systems and components, including integrated cassette/CD/MP3 radios and amplifiers. Examples of our new electronics products include digital and satellite radios, HD Radio broadcast tuners, audiophile systems and advanced bluetooth interface modules integrated with Visteon Voice capability. Visteon’s MACH® digital signal processing (DSP) is an integrated technology providing improved performance for entertainment systems and can support branded audio systems such as Boston Acoustics and Sony.
Driver Information	We design and build a wide range of displays, from analog electronic to high impact clusters and LED displays.
Driver Awareness & Personal Security	Visteon has developed numerous products to assist driving and enhance safety. These include Visteon Voice Technology ™, adaptive cruise control, anti-theft systems, remote keyless entry systems, and tire pressure monitoring. Visteon is working with USDOT to develop lane departure warning systems.
Family Entertainment	Visteon delivers in-vehicle entertainment that provides consumers with DVD and wireless headphones systems capable of interacting with other plug and play multimedia.

      Exterior Products & Systems. Visteon’s can provide exterior packages that deliver high quality and functionality to the automotive customer.

Exterior Product Lines	Description

Lighting	We design and build a wide variety of headlamps, rear lamps, high-mount stop lamps, and foglamps.
Bumpers & Exterior Trim	We offer bumper systems, fascias and assemblies and valance panels.

Glass Operations

      Our Glass Operations are composed of our vehicle glazing product group, which produces glass products for Ford and aftermarket customers, and our commercial glass product group, which produces float glass for commercial architecture. Glass Operations accounted for about $600 million, or 3%, of our 2002 total sales. The following table provides a description of the Glass Operations segment product lines:

Glass Product Lines	Description

Vehicle Glazing	Products include windshields, backlites, moon roofs, and side windows. Capabilities include glass design, development and manufacturing. Aftermarket replacement glass products are distributed under the Carlite® brand name.
Commercial Glass	We also produce float glass for commercial architectural and automotive markets.

ITEM 1. BUSINESS — (Continued)

Customers

      Visteon sells its products primarily to global vehicle manufacturers. In addition, we sell products for use as aftermarket and service parts to automotive original equipment manufacturers and others for resale through their own independent distribution networks.

Vehicle Manufacturers

      Visteon does business with all of the world’s largest vehicle manufacturers including Ford, General Motors, Toyota, Daimler-Chrysler, Honda, Volkswagen, Renault, Nissan, Hyundai, Peugeot, Mazda and BMW. Ford is our largest customer, and in 2002 our sales to Ford accounted for about 80% of our 2002 total sales. Our top five customers other than Ford accounted for approximately 8% of our total 2002 sales, which includes certain sales to Mazda Motor Corporation, of which Ford owns a 33.4% equity interest. In 2002, we secured over $1 billion of net new non-Ford business for the second year in a row.

      Price reductions are typically negotiated on an annual basis between suppliers and vehicle manufacturers. Such reductions are intended to take into account expected annual reductions in the overall cost to the supplier of providing products and services to the customer, through such factors as overall increases in manufacturing productivity, material cost reductions, and design-related cost improvements. Visteon has an aggressive cost reduction program that focuses on reducing our total costs, which are intended to offset these customer price reductions.

Aftermarket

      We sell products to the worldwide aftermarket as replacement parts or as customized products, such as body appearance packages and in-car entertainment systems, for current production and older vehicles. In 2002, our aftermarket sales were $905 million, representing 5% of our total sales. We currently sell 59% of these products to the independent aftermarket and 41% to Ford’s Automotive Consumer Service Group, the principal aftermarket sales organization of Ford. In 2002, aftermarket sales of our glass products were $171 million, representing 1% of our total sales and 19% of our total aftermarket sales.

Arrangements with Ford and its Affiliates

      In connection with Visteon’s separation from Ford, Visteon and Ford entered into a series of agreements outlining the terms of separation and the relationship between Visteon and Ford on an ongoing basis. The following summary of certain of these agreements is qualified in all respects by the actual terms of the respective agreements.

      Master Transfer Agreement. The master transfer agreement, effective as of April 1, 2000, provided for Ford to transfer to Visteon and/or its subsidiaries, all assets used exclusively by Visteon, including but not limited to real property interests, personal property and ownership interests in subsidiaries and joint ventures.

      In addition, Visteon and Ford agreed to a division of liabilities including liabilities related to product liability, warranty, recall, environmental, intellectual property claims and other general litigation claims. Visteon and Ford agreed on a division of responsibility for product liability, warranty and recall matters as follows: (a) Ford will retain liability for all product liability, warranty or recall claims that involve parts made or sold by Visteon for 1996 or earlier model year Ford vehicles, (b) Visteon is liable for all product liability, warranty or recall claims that involve parts made or sold by Visteon for 1997 or later model year Ford vehicles in accordance with Ford’s global standard purchase order terms as applied to other Tier 1 suppliers and (c) Visteon has assumed all responsibility for product liability, warranty or recall claims relating to parts made or sold by Visteon to any non-Ford customers.

ITEM 1. BUSINESS — (Continued)

      Supply Agreement and Pricing Letter Agreement. The supply agreement provides that Visteon’s existing purchase orders with Ford as of January 1, 2000, will generally remain in effect at least through the end of 2003, subject to Ford’s right to terminate any particular purchase order for quality or other reasons. In addition, the pricing letter required a one-time 5% price reduction on products that Visteon was supplying to Ford as of January 1, 2000, based on a market pricing review conducted by Ford and Visteon. The pricing letter also required productivity price adjustments in each of 2000, 2001, 2002 and 2003 to reflect competitive price reductions obtained each year by Ford from its other Tier 1 suppliers. Visteon and Ford agreed on a 3.5% productivity price reduction for 2000 on such products. In March 2002, Visteon and Ford reached agreement regarding disputed North American pricing for 2001 as well as general consensus on issues relating to productivity price adjustments for 2002 and 2003. Subsequently in June 2002, Visteon and Ford reached agreement regarding disputed European pricing for 2001 and 2002, as well as certain other commercial matters.

      Under the supply agreement, until May 31, 2003, we have a right of last refusal to meet competitive terms, including price, technology, service and design, on replacement products that (1) we produce in North America, Europe and Mexico (for Mexican production intended for export to the U.S. only) and (2) we supplied to Ford on January 1, 2000. Although the right of last refusal does not apply to Ford’s Volvo or Jaguar brand vehicles or to Mazda Motor Corporation’s vehicles, Ford has agreed to use reasonable efforts to provide us with similar opportunities to bid for business with respect to these vehicles.

      We have the opportunity to bid on the same basis as other suppliers for other new Ford business. Our ability to realize sales on all Ford business, including business awarded pursuant to existing purchase orders, is in all cases subject to a variety of factors, including the volume and option mix of vehicles actually produced by Ford, the timing of that production and our continuing competitiveness.

      Master Separation Agreement. Ford provides a number of transitional services to Visteon pursuant to the master separation agreement and related arrangements, including information technology, human resources, accounting, customs, product development technology and real estate services. Visteon agreed to pay Ford amounts which reflect its fully accounted cost for these services, including a reasonable allocation of internal overhead costs, as well as any direct costs incurred from outside suppliers. Except for certain information technology services, Ford’s obligation to provide these services pursuant to the master separation agreement expired in June 2002, and Visteon and Ford are in the process of negotiating new arrangements covering many of these services.

      Hourly Employee Assignment Agreement. The hourly employee assignment agreement sets forth a number of rights and obligations with respect to the United States hourly employees of Ford who (i) were represented by the UAW, (ii) were covered by the Ford UAW Master Collective Bargaining Agreement dated as of September 30, 1999, (iii) were employed in one of Visteon’s facilities as of the date of the spin-off and (iv) after Visteon’s spin-off were assigned to work for Visteon.

      Under this agreement, Visteon exercises day-to-day supervision over the covered individuals and Ford will continue to provide the same employee benefits generally offered to other hourly employees of Ford who are represented by the UAW. Visteon reimburses Ford for the wage, benefit and other costs incurred by Ford related to these individuals. However, Visteon’s reimbursement obligation for profit sharing based on Ford’s profits is limited to $50 million per year in each of 2000-2004. After 2004, Visteon will be responsible for reimbursing Ford for the full amount of profit sharing based on Ford’s profits. For further information, see “Workforce” set forth below.

ITEM 1. BUSINESS — (Continued)

Competition

      We conduct our business in a complex and highly competitive industry. The global automotive parts industry principally involves the supply of systems, modules, and components to vehicle manufacturers for the manufacture of new vehicles. Additionally, suppliers provide components to other suppliers for use in their product offerings and to the aftermarket for use as replacement or enhancement parts for older vehicles. As the supplier industry continues to consolidate, the overall number of competitors has decreased and the automotive parts industry remains extremely competitive. Vehicle manufacturers rigorously evaluate suppliers on the basis of product quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design capability, leanness of facilities, operational flexibility, customer service and overall management. Many of our competitors have lower cost structures, particularly with respect to wages and benefits, than our company.

      Our overall product portfolio is extremely broad by industry standards. Very few other Tier 1 suppliers compete across the full range of our product areas. Visteon does have significant competition in each of its market segments; the most significant competitors by segment are listed below.

      Automotive Operations. Our principal competitors in the Automotive Operations segment include the following: American Axle & Manufacturing Holdings, Inc., Behr GmbH, Robert Bosch GmbH, Dana Corporation, Delphi Corporation, Denso Corporation, Faurecia Group, Johnson Controls, Inc., Lear Corporation, Magna International, Inc., Siemens VDO, TRW Inc. and Valéo S.A.

      Glass Operations. Our principal competitors in the Glass Operations segment include the following: Asahi Glass Company Limited, AFG Industries, Inc., Guardian Industries Corp., Pilkington and PPG Industries, Inc.

International

      Financial information about sales and net property by major geographic area can be found on page 74 of this Annual Report on Form 10-K (Note 16, “Segment Information”, of our consolidated financial statements).

Seasonality

      Our business is moderately seasonal because our largest North American customers typically halt operations for about two weeks in July for model year changeovers and about one week in December during the winter holidays. In addition, third quarter automotive production traditionally is lower as new models enter production. Accordingly, our third and fourth quarter results may reflect these trends.

Product Research and Development

      Visteon’s research and development efforts are intended to maintain our leadership position in the industry and provide us with a competitive edge as we seek additional business with new and existing customers. Total research and development expenditures were approximately $902 million in 2002, $1,037 million in 2001 and $1,115 million in 2000. We realigned resources to focus on our growth businesses and discontinued work on products where revenues and margins were not in line with investments. Visteon also works with technology development partners, including customers, to develop technological capabilities and system enhancements.

ITEM 1. BUSINESS — (Continued)

Intellectual Property

      Visteon owns significant intellectual property, including a large number of patents, copyrights, proprietary tools and technologies, and trade secrets, and is involved in numerous licensing arrangements. Although the company’s intellectual property plays an important role in maintaining its competitive position, no single patent, copyright, proprietary tool or technology, trade secret or license, or group of related patents, copyrights, proprietary tools or technologies, trade secrets or licenses, is, in the opinion of management, of such value to Visteon that its business would be materially affected by the expiration or termination thereof. The company’s general policy is to apply for patents on an ongoing basis in the United States and appropriate other countries on its significant patentable developments.

      Visteon also views its name and mark as significant to its business as a whole. In addition, the company owns a number of other trade names and marks applicable to certain of its businesses and products that it views as important to such businesses and products.

Raw Materials

      Raw materials used by Visteon in the manufacture of our products primarily include steel, aluminum, resins, precious metals and urethane chemicals. All of the materials used are generally readily available from numerous sources except precious metals. Precious metals (for catalytic converter production) are purchased from Ford, and Ford assumes the risk of assuring supply and accepts market price risk. We do not anticipate significant interruption in the supply of raw materials that would have a material impact on our business.

Workforce

      Visteon’s workforce as of December 31, 2002, included approximately 77,000 persons, of which approximately 18,000 were salaried and 59,000 were hourly. Of the hourly workforce, approximately 21,500 are covered under the Ford UAW Master Collective Bargaining Agreement but have been indefinitely assigned to work for Visteon, and another 600 hourly employees are employed by Visteon and work in the same UAW-represented facilities. Under an agreement between Ford and Visteon, we have agreed to reimburse Ford for the cost of the Visteon-assigned Ford-UAW hourly employees. This includes amounts (limited to $50 million per year until after 2004) for profit sharing based on Ford’s profits. About $4 million of profit sharing expense was recognized in 2002; no profit sharing expense was recognized in 2001; and the full $50 million was recognized in 2000. We also have agreed with Ford that all new hourly employees hired into our UAW-represented facilities during the term of the current four-year Ford UAW agreement and the terms of the next two master agreements between Ford and the UAW will, for the duration of their employment with and retirement from Visteon, receive wages, benefits and other terms and conditions of employment that closely reflect those required to be provided from time to time by Ford to its UAW-represented employees. The present Ford UAW agreement expires in September 2003. Although we have the right to participate in future negotiations as well as the planning and strategy development concerning the terms of, and issues arising under, the Ford UAW collective bargaining agreements, Ford reserves the right to handle such matters if a joint course of action cannot be agreed upon.

ITEM 1. BUSINESS — (Continued)

      In Europe, all Ford employees (both hourly and salaried) working in Visteon facilities at the time of the spin-off became Visteon employees. In the spin-off agreement with the employee representatives, it was agreed that, during their employment and retirement, Visteon would provide these employees with wages, benefits and other terms of employment that closely reflect those provided by Ford to its employees in the respective countries. The majority of our European employees are members of industrial trade unions and confederations within their respective countries. Many of these organizations operate under collective contracts that are not specific to any one employer. Visteon’s national agreement with the British trade unions will expire in November 2004. Visteon’s collective agreement with the German trade unions will expire in February 2004.

      We constantly work to establish and maintain positive, cooperative relations with our unions around the world and we believe that our relationships with unionized employees to be satisfactory. There have been no significant work stoppages in the past three years.

Environmental Matters

      Visteon is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. Visteon is also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties it presently owns or operates and at third party disposal or treatment facilities to which these sites sent or arranged to send hazardous waste. Further, in connection with our spin-off from Ford, Visteon and Ford have generally agreed that we are liable for all future claims relating to the sites that have been transferred to us and our operation of those sites, including off-site disposal. At the time of spin-off, Visteon and Ford also agreed on a division of liability for, and responsibility for management and remediation of, environmental claims existing at that time.

      We are aware of contamination at some of our properties and have agreed to an allocation of liability with Ford relating to various third party superfund sites at which Ford has been named as a potentially responsible party. We are in various stages of investigation and cleanup at these sites. At December 31, 2002, Visteon had recorded a reserve of approximately $12 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond our control and which may change dramatically. Accordingly, although we believe our reserves to be adequate based on current information, we cannot assure you that our eventual environmental investigation and cleanup costs and liabilities will not exceed the amount of our current reserve. During 2002, we did not incur any material capital expenditures relating primarily to environmental compliance.

Available Information

      Our current and periodic reports filed with the Securities and Exchange Commission, including amendments to those reports, may be obtained through our internet website at www.visteon.com free of charge as soon as reasonably practicable after we file these reports with the SEC.

ITEM 2. PROPERTIES

      Our principal executive offices are located in Dearborn, Michigan. We occupy this facility, as well as a number of other facilities, under arrangements with Ford. We also maintain regional headquarters in Cologne, Germany, in Yokohama, Japan and in São Paulo, Brazil.

      We and our joint ventures maintain 65 technical facilities/ sales offices and 126 plants in 25 countries throughout the world, of which approximately 96 facilities are owned in fee simple and 95 are leased. The following table shows the approximate total square footage of our principal owned and leased manufacturing facilities by region as of December 31, 2002:

		Total
	Number of	Manufacturing
	Manufacturing	Sites Square
Region	Sites	Footage

		(in millions)
North America	56	27.7
Europe	41	13.2
South America	7	1.0
Asia-Pacific	22	5.6

Total	126	47.5

      In some locations, we have combined a manufacturing facility, technical center and/or customer service center and sales office at a single multi-purpose site. The following table shows the approximate number of various types of facilities by region and segment as of December 31, 2002:

			Customer
	Manufacturing	Technical	Centers and
Region	Sites	Centers	Sales Offices

North America
Automotive Operations	51	24	5
Glass Operations	5	1	–
Europe
Automotive Operations	41	10	13
Glass Operations	–	–	–
South America
Automotive Operations	7	–	1
Glass Operations	–	–	–
Asia-Pacific
Automotive Operations	22	6	5
Glass Operations	–	–	–
Total Automotive Operations	121	40	24
Total Glass Operations	5	1	–

Total company	126	41	24

      We believe that our facilities are suitable and adequate, and have sufficient productive capacity, to meet our present needs. The majority of our facilities are operating at normal levels based on their respective capacities except those facilities that are in the process of being closed or transferred.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 4A. EXECUTIVE OFFICERS OF VISTEON

      The following table shows information about the executive officers of our company. All ages are as of February 1, 2003:

Name	Age	Position

Peter J. Pestillo	64	Chairman of the Board and Chief Executive Officer
Michael F. Johnston	55	Director, President and Chief Operating Officer
Daniel R. Coulson	59	Executive Vice President and Chief Financial Officer
James C. Orchard	52	Executive Vice President and President, North America and Asia
Stacy L. Fox	49	Senior Vice President, General Counsel and Secretary
Robert H. Marcin	57	Senior Vice President, Corporate Relations

Dr. Heinz Pfannschmidt	55	Vice President and President, Europe and South America

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

      Michael F. Johnston has been the company’s President and Chief Operating Officer since September 2000 and was elected to the company’s Board of Directors in May 2002. Before that, Mr. Johnston had been President, e-business for Johnson Controls, Inc., and previously President-North America and Asia of Johnson Control’s Automotive Systems Group, and President of its automotive interior systems and battery operations. Mr. Johnston is also a director of Flowserve Corporation.

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

      Robert H. Marcin has been the company’s Senior Vice President, Corporate Relations since January 2003 and, prior to that, he served as the company’s Senior Vice President of Human Resources since the company’s formation in January 2000. Before that, he was Executive Director — Labor Affairs for Ford and Ford’s Director, U.S. Union Affairs. Mr. Marcin had been, prior to the Visteon spin-off in June 2000, an employee of Ford or its subsidiaries since 1973.

      Dr. Heinz Pfannschmidt has been Vice President and President, Europe and South America of the company since November 2001. Before that, he was President and Chief Executive Officer of TRW Automotive Electronics Worldwide, and a member of the TRW Executive Committee, since September 1999, and Managing Director of Europe, Inflatable Restraint Systems of TRW Automotive prior thereto.

PART II

ITEM 5. MARKET FOR VISTEON’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed on the New York Stock Exchange in the United States under the symbol “VC”. As of January 31, 2003, Visteon had 129,024,309 shares of its common stock $1.00 par value outstanding, which were owned by 126,418 stockholders of record. The table below shows the high and low sales prices for our common stock as reported by the New York Stock Exchange, and the dividends we paid per share of common stock for each quarterly period for the last two years.

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock price per share
High	$16.55	$16.25	$13.58	$8.95
Low	$12.09	$13.64	$9.47	$6.57
Dividends per share of common stock	$0.06	$0.06	$0.06	$0.06

	2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock price per share
High	$15.95	$19.52	$21.72	$15.34
Low	$11.63	$14.27	$10.45	$11.72
Dividends per share of common stock	$0.06	$0.06	$0.06	$0.06

ITEM 6. SELECTED FINANCIAL DATA

      The following selected consolidated financial data reflect our financial condition, results of operations and cash flows both before and after our spin-off from Ford on June 28, 2000. Selected consolidated financial data for the periods prior to our spin-off reflect the historical financial condition, results of operations and cash flows of the businesses that were considered part of the Visteon business of Ford during each respective period. The historical consolidated statement of income data set forth below for periods prior to our spin-off do not reflect many significant changes that occurred in the operations and funding of our company as a result of our spin-off from Ford.

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

ITEM 6. SELECTED FINANCIAL DATA — (Continued)

	2002	2001	2000	1999	1998

	(in millions, except per share amounts and percentages)
Statement of Income Data
Sales
Ford and affiliates	$14,779	$14,656	$16,448	$17,105	$16,350
Other customers	3,616	3,187	3,019	2,261	1,412

Total sales	18,395	17,843	19,467	19,366	17,762
Costs and expenses
Costs of sales	17,588	17,105	18,129	17,380	15,897
Selling, administrative and other expenses	888	855	897	797	731

Total costs and expenses	18,476	17,960	19,026	18,177	16,628
Operating income (loss)	(81)	(117)	441	1,189	1,134
Interest income	23	55	109	79	38
Interest expense	103	131	167	143	82

Net interest expense	(80)	(76)	(58)	(64)	(44)
Equity in net income of affiliated companies	44	24	56	47	26

Income (loss) before income taxes, minority interests and change in accounting	(117)	(169)	439	1,172	1,116
Provision (benefit) for income taxes	(58)	(72)	143	422	416

Income (loss) before minority interests and change in accounting	(59)	(97)	296	750	700
Minority interests in net income of subsidiaries	28	21	26	15	(3)

Income (loss) before change in accounting	(87)	(118)	270	735	703
Cumulative effect of change in accounting, net of tax	(265)	—	—	—	—

Net income (loss)	$(352)	$(118)	$270	$735	$703

Earnings (loss) per share:
Basic and diluted before cumulative effect of change in accounting (based on 130,000,000 shares outstanding for periods prior to our spin-off)	$(0.68)	$(0.91)	$2.08	$5.65	$5.41
Cumulative effect of change in accounting	(2.07)	—	—	—	—

Basic and diluted	$(2.75)	$(0.91)	$2.08	$5.65	$5.41

Cash dividends per share	$0.24	$0.24	$0.12	—	—
Statement of Cash Flows Data
Cash provided by (used in) operating activities	$1,146	$436	$(526)	$2,482	$1,376
Cash (used in) investing activities	(607)	(743)	(842)	(1,453)	(940)
Cash (used in) provided by financing activities	(383)	(75)	924	290	(234)
Balance Sheet Data, end of period
Total assets	$11,170	$11,162	$11,405	$12,542	$9,373
Total debt	1,646	1,922	2,019	2,319	1,125
Total equity	2,978	3,291	3,505	1,499	1,655
Other Financial Data
Depreciation and amortization	$631	$666	$676	$651	$565
Capital expenditures	723	752	793	876	861
After tax return on:
Sales	(0.3)%	(0.5)%	1.5%	3.9%	3.9%
Average assets	(0.5)%	(0.9)%	2.5%	6.8%	7.8%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

      This section summarizes significant factors affecting the company’s consolidated operating results, financial condition, and liquidity for the three-year period ended December 31, 2002. This section should be read in conjunction with the company’s consolidated financial statements and related notes appearing elsewhere in this report.

Overview

      Visteon is a leading global supplier of automotive systems, modules, and components. We sell our products primarily to global vehicle manufacturers, and also sell to the worldwide aftermarket for replacement and vehicle appearance enhancement parts. We operate in two business segments: Automotive Operations and Glass Operations.

      Ford established Visteon as a wholly-owned subsidiary in January 2000, and subsequently transferred to Visteon the assets and liabilities comprising Ford’s automotive components and systems business. Ford completed its spin-off of Visteon on June 28, 2000.

      Visteon’s worldwide sales in 2002 were $18.4 billion, up $552 million, or 3%, compared with 2001. For the full year 2002, Visteon reported a net loss of $352 million, or $2.75 per share, including special charges of $407 million after taxes. These special charges include $142 million for restructuring actions, and $265 million for the non-cash write-off of the value of all goodwill reflected in Visteon’s financial statements resulting from the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Excluding these special charges, Visteon earned $55 million in 2002. Comparatively, in 2001 Visteon reported a net loss of $118 million, or $0.91 per share. The 2001 loss includes special charges of $121 million for restructuring actions; excluding these special charges, Visteon earned $3 million in 2001.

      Revenue from Ford and its affiliates totaled 80% of Visteon’s sales in 2002 compared with 82% in 2001. Ford’s 2002 North American production volume was 3% higher than 2001; sales to Ford increased by $123 million or less than one percent. Non-Ford sales were $3.6 billion, or 20% of total sales, for the full year 2002, an increase of $429 million, or 13%, from 2001.

      In 2002, Visteon won more than $1 billion in net non-Ford new business for future production from more than a dozen global automakers located in every region of the world. Almost half of this business was outside of North America. In addition, Visteon won more than $500 million in new business with Ford. This was offset by business returned to Ford or lost during the year.

      Our solid financial position was further strengthened during 2002. At December 31, 2002, our cash and marketable securities balance was $1.3 billion and our debt-to-capital ratio was 36%, compared with $1.2 billion and 37%, respectively, at year-end 2001.

      Within this discussion, reference is made to certain non-GAAP financial measures including “income before taxes, excluding special charges” and “income, excluding special charges”. Visteon’s chief operating decision-makers regularly use these non-GAAP measures when deciding how to allocate resources and when assessing performance. These measures exclude charges recorded for accounting changes, restructuring actions, dispositions, and non-cash impairment charges. Exclusion of special charges allows evaluation of the company’s performance without these items, and is, in management’s opinion, a useful measure of operating performance especially when comparing periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

Restructuring, Dispositions, and Special Charges

      The table below presents special charges related to restructuring initiatives and other actions during the past two years:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
2002
Special Charges:
Exit of Markham & other first quarter actions	$(95)	$—	$(95)
U.S. salaried special early retirement program	(66)	(5)	(71)
European Plan for Growth	(40)	—	(40)
Loss on sale of restraint electronics business	(26)	—	(26)
Other restructuring (including adjustments to prior year’s expense)	6	3	9

Total 2002 special charges, before taxes and change in accounting	$(221)	$(2)	$(223)

Total 2002 special charges, after taxes*	$(406)	$(1)	$(407)

2001
Special Charges:
Salaried restructuring	$(132)	$(14)	$(146)
Glass Operations restructuring charges	—	(34)	(34)
European plant consolidations and other	(10)	(2)	(12)

Total 2001 special charges, before taxes	$(142)	$(50)	$(192)

Total 2001 special charges, after taxes	$(90)	$(31)	$(121)

*	Includes a reduction in Automotive results of $265 million for a change in accounting (goodwill).

     During 2002, Visteon recorded net pre-tax charges of $223 million related to a number of restructuring and other actions and the sale of the restraint electronics business, as described in Note 13 of our consolidated financial statements, which is incorporated herein by reference. In addition, the company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. With this change in accounting, Visteon recorded a non-cash write-off for the entire value of goodwill of $363 million before taxes ($265 million after taxes), as described in Note 14 of our consolidated financial statements, which is incorporated herein by reference. Of the $223 million in pre-tax charges described above, $169 million are expected to be settled in cash and $54 million were non-cash related.

      During 2001, Visteon recorded net pre-tax charges of $192 million associated primarily with salaried workforce restructuring and the special voluntary retirement and separation program offered to hourly employees located at Visteon’s Nashville plant, as described in Note 13 of our consolidated financial statements, which is incorporated herein by reference. Of the $192 million in pre-tax charges recorded in 2001, $187 million are expected to be settled in cash and $5 million were non-cash related.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      In December 2000, Visteon recorded a pre-tax, non-cash impairment write-down of $220 million ($138 million after taxes), to reduce the net book value of the assets associated with the Glass Operations segment to their estimated fair value, as described in Note 13 of our consolidated financial statements, which is incorporated herein by reference. Actual cash payments made for restructuring, including those for severance and special pension benefits, were $88 million in 2002, $94 million in 2001, and zero in 2000. The remaining cash payments for these actions are projected to continue over approximately ten years.

      In 2003, we anticipate continued implementation of restructuring actions including the continuation of the European Plan for Growth and other actions under consideration. Charges associated with the European Plan for Growth are expected in 2003 and 2004, with total lifetime restructuring charges of up to $150 million. We are constantly evaluating the possibility of partnerships, sales or closings involving under-performing businesses. We are actively reviewing such possibilities specifically relating to our seating and steering column business. However, there can be no assurance that a transaction or other arrangement favorable to Visteon will occur in the near term or at all.

Results of Operations

2002 Compared with 2001

      Sales for each of our segments for 2002 and 2001 are summarized in the following table:

	Year Ended
	December 31,		2002
			over/(under)
	2002	2001	2001

	(in millions)
Automotive Operations	$17,797	$17,222	$575
Glass Operations	598	621	(23)

Total sales	$18,395	$17,843	$552

Memo: Sales to non-Ford customers
Amount	$3,616	$3,187	$429
Percentage of total sales	20%	18%	2	pts

      Sales for Automotive Operations were $17.8 billion in 2002, compared with $17.2 billion in 2001, an increase of $575 million or 3%. Sales for Glass Operations were $598 million in 2002, compared with $621 million in 2001, a decrease of $23 million or 4%. Increased sales for Automotive Operations reflect primarily new business and the impact of currency exchange rates, offset partially by price reductions granted to our customers, reduced revenue resulting from the sale of our restraint electronics business effective April 1, 2002, and by precious metals under sourcing arrangements directed by Ford. Reduced sales for Glass Operations reflect lower commercial and aftermarket volume and price reductions, offset partially by stronger Ford North American production volume. Sales to non-Ford customers increased $429 million, or 13%, from 2001 and were 20% of total sales for 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      Costs of Sales for 2002 were $17.6 billion, $483 million higher when compared with 2001. Costs of sales primarily includes material, labor, manufacturing overhead, and other costs, such as product development costs. The increase in 2002 reflects primarily costs associated with new business, higher wage rates, restructuring actions taken, and the impact of currency exchange rates, offset partially by net material cost reductions, improved labor efficiencies, and reduced product engineering and recall costs. Lower costs associated with precious metals purchased under sourcing arrangements directed by Ford also were an offset. Special charges included in costs of sales were $200 million in 2002 and $150 million in 2001.

      Selling, administrative and other expenses for 2002 were $888 million, compared with $855 million in 2001, an increase of $33 million. The increase reflects several infrastructure actions and supplemental resources to support our cost reduction initiatives, including information technology spending, and higher costs associated with recently renewed insurance policies. As discussed in the subsequent event section of this filing, costs associated with infrastructure actions are expected to result in higher selling, administrative and other expenses in 2003 as well. Special charges were lower in 2002, totaling $23 million in 2002 and $42 million in 2001.

      Net interest expense of $80 million in 2002 was up from $76 million in 2001.

      Equity in net income of affiliated companies was $44 million in 2002, compared with $24 million in 2001, with the increase related primarily to our affiliates located in Asia.

      Income (loss) before income taxes, minority interests and change in accounting, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers, as discussed under “Overview” above. The following table shows income (loss) before income taxes, including and excluding special charges for 2002 and 2001, for each of our segments:

	Year Ended
	December 31,		2002
			over/(under)
	2002	2001	2001

	(in millions)
Automotive Operations
(Loss) before income taxes	$(138)	$(110)	$(28)
Less: pre-tax special charges included above	221	142	79

Automotive Operations, excluding special charges	$83	$32	$51

Glass Operations
Income (loss) before income taxes	$21	$(59)	$80
Less: pre-tax special charges included above	2	50	(48)

Glass Operations, excluding special charges	$23	$(9)	$32

Total
(Loss) before income taxes	$(117)	$(169)	$52
Less: pre-tax special charges	223	192	31

Income before taxes, excluding special charges	$106	$23	$83

      Excluding special charges, income from Automotive Operations in 2002 was $83 million, compared with income of $32 million for the same period in 2001. The $51 million improvement reflects primarily new business, continued cost savings, and earnings from our Asian joint ventures. Price reductions granted to customers, higher wage rates, increased pension and health care costs, and accruals for compensation payments were partial offsets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      Income before income taxes excluding special charges for Glass Operations was $23 million in 2002, compared with a loss of $9 million for 2001. The improvement reflects primarily savings from restructuring actions and cost reductions, offset partially by price reductions to customers.

      Provision (benefit) for income taxes represents an effective tax rate of 36% for 2002, compared with 37% for 2001.

      Minority interests in net income of subsidiaries was $28 million in 2002, compared with $21 million in 2001. Minority interest amounts are related primarily to our 70% ownership interest in Halla Climate Control Corporation located in Korea.

      Net income (loss) for 2002 and 2001, both including and excluding special charges, as discussed under “Overview” above, are shown in the following table for each of our segments:

	Year Ended
	December 31,		2002
			over/(under)
	2002	2001	2001

	(in millions)
Automotive Operations
Net (loss)	$(367)	$(83)	$(284)
Less: Changes in accounting (goodwill)	265	—	265
Less: After-tax restructuring charges	141	90	51

Automotive Operations, excluding special charges	$39	$7	$32

Glass Operations
Net income (loss)	$15	$(35)	$50
Less: After-tax restructuring charges	1	31	(30)

Glass Operations, excluding restructuring charges	$16	$(4)	$20

Total
Net (loss)	$(352)	$(118)	$(234)
Less: Change in accounting (goodwill)	265	—	265
Less: After-tax restructuring charges	142	121	21

Income, excluding special charges	$55	$3	$52

      Excluding special charges after taxes, Visteon reported total income of $55 million for 2002, compared with income of $3 million for 2001. The $52 million improvement reflects primarily the impact of new business, continued cost savings, savings from special actions, and earnings from our Asian joint ventures, offset partially by price reductions granted to customers, higher wage rates, increased pension and health care costs, and accruals for compensation payments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

2001 Compared with 2000

      Sales for each of our segments for 2001 and 2000 are summarized in the following table:

	Year Ended
	December 31,		2001
			over/(under)
	2001	2000	2000

	(in millions)
Automotive Operations	$17,222	$18,721	$(1,499)
Glass Operations	621	746	(125)

Total sales	$17,843	$19,467	$(1,624)

Memo: Sales to non-Ford customers
Amount	$3,187	$3,019	$168
Percentage of total sales	18%	16%	2	pts

      Sales for Automotive Operations were $17.2 billion in 2001, compared with $18.7 billion in 2000, a decrease of $1.5 million or 8%. Sales for Glass Operations were $621 million in 2001, compared with $746 million in 2000, a decrease of $125 million or 17%. Decreased sales for Automotive Operations reflect primarily the 15% reduction in Ford North American production volume, price reductions granted to our customers, and unfavorable currency fluctuations. The decrease in sales for Glass Operations reflects primarily lower Ford North American customer production volume and price reductions granted to our customers. Sales to non-Ford customers increased $168 million, or 6%, from 2000 and were 18% of total sales for 2001.

      Costs of Sales for 2001 were $17.1 billion, $1 billion lower when compared with 2000. Costs of sales primarily includes material, labor, manufacturing overhead, and other costs, such as product development costs. The decrease reflects primarily net material cost reductions, improved labor efficiencies, the reduction in Ford North American production volume, lower accruals for compensation payments, and favorable currency exchange rates, offset partially by higher wage rates. Special charges in 2001 and 2000 were $150 million and $220 million, respectively.

      Selling, administrative and other expenses for 2001 were $855 million, compared with $897 million in 2000, a decrease of $42 million. The decrease reflects primarily savings from restructuring actions, offset partially by $42 million of pre-tax special charges for those actions.

      Net interest expense of $76 million in 2001 was up from $58 million in 2000.

      Equity in net income of affiliated companies was $24 million in 2001, compared with $56 million in 2000, with the decrease related primarily to the sale of Visteon’s 49% interest in the Conix Group in October of 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      Income (loss) before income taxes and minority interests, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers, as discussed under “Overview” above. The following table shows income (loss) before income taxes, including and excluding special charges for 2001 and 2000, for each of our segments:

	Year Ended
	December 31,		2001
			over/(under)
	2001	2000	2000

	(in millions)
Automotive Operations
Income (loss) before income taxes	$(110)	$689	$(799)
Less: pre-tax special charges included above	142	—	142

Automotive Operations, excluding special charges	$32	$689	$(657)

Glass Operations
(Loss) before income taxes	$(59)	$(250)	$191
Less: pre-tax special charges included above	50	220	(170)

Glass Operations, excluding special charges	$(9)	$(30)	$21

Total
Income (loss) before income taxes	$(169)	$439	$(608)
Less: pre-tax special charges	192	220	(28)

Income before taxes, excluding special charges	$23	$659	$(636)

      Excluding special charges, Automotive Operations’ 2001 income before taxes was $32 million, compared with $689 million for the same period in 2000. The decrease of $657 million reflects primarily a 15% reduction in Ford’s North American production volume, price reductions granted to customers, and unfavorable currency fluctuations. The decrease was offset partially by cost reductions, lower accruals for compensation payments, and cost savings from restructuring actions.

      Excluding special charges, Glass Operations’ loss before income taxes was $9 million, compared with a $30 million loss, in 2000. The improvement in 2001 reflects improved operating efficiencies, cost savings, and lower depreciation expense resulting from the 2000 Glass Operations asset write-down, offset partially by lower customer production volume and price reductions granted to customers.

      Provision (benefit) for income taxes represents an effective tax rate of 37% in both 2001 and 2000.

      Minority interests in net income of subsidiaries was $21 million in 2001, compared with $26 million in 2000. Minority interest amounts are related primarily to our 70% ownership interest in Halla Climate Control Corporation located in Korea.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      Net income (loss) for 2001 and 2000, both including and excluding special charges, as discussed under “Overview” above, are shown in the following table for each of our segments:

	Year Ended
	December 31,		2001
			over/(under)
	2001	2000	2000

	(in millions)
Automotive Operations
Net income (loss)	$(83)	$426	$(509)
Less: After-tax special charges	90	—	90

Automotive Operations, excluding special charges	$7	$426	$(419)

Glass Operations
Net (loss)	$(35)	$(156)	$121
Less: After-tax special charges	31	138	(107)

Glass Operations, excluding special charges	$(4)	$(18)	$14

Total
Net income (loss)	$(118)	$270	$(388)
Less: After-tax special charges	121	138	(17)

Income, excluding special charges	$3	$408	$(405)

      Excluding special charges after taxes, Visteon reported total income of $3 million for 2001, compared with $408 million for 2000. The $405 million decrease reflects primarily a 15% reduction in Ford’s North American production volume, price reductions granted to customers, and unfavorable currency fluctuations, offset partially by cost reductions, lower accruals for compensation payments, and cost savings from restructuring actions. The decline also reflects the non-recurrence of a one-time $20 million gain from the sale of our interest in the Conix Group in 2000.

Recent Factors that May Affect Future Results

      The economic outlook for 2003, and its related impact on customer production levels, remains uncertain. Further reductions to customer production levels may adversely affect our results of operations and financial position in 2003. See “Cautionary Statement for Forward-Looking Information” set forth in this report.

Liquidity and Capital Resources

      Our balance sheet reflects cash and marketable securities of about $1.3 billion and total debt of about $1.6 billion at December 31, 2002, compared with cash and marketable securities of about $1.2 billion and total debt of about $1.9 billion at December 31, 2001. Our net debt, defined as the amount by which total debt exceeds total cash and marketable securities, was about $370 million at December 31, 2002 and about $740 million at December 31, 2001. The change in our cash and marketable securities and net debt reflects primarily changes in trade working capital, capital expenditures and payments related to restructuring actions. The change in debt reflects primarily lower levels of short-term borrowings in the U.S. and lower borrowing by non-U.S. affiliates.

      Our ratio of total debt to total capital, which consists of total debt plus total stockholders’ equity, was 36% at December 31, 2002, an improvement of one percentage point from the December 31, 2001 level.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      Visteon has financing arrangements providing contractually committed, unsecured revolving credit facilities, with a syndicate of third-party lenders providing for a maximum of $1.8 billion in committed, unsecured credit facilities (the “Credit Facilities”). The terms of the Credit Facilities provide for a 364-day revolving credit line in the amount of $775 million, which expires June 2003, and a five-year revolving credit line in the amount of $775 million, which expires June 2007. The Credit Facilities also provide for a five-year, delayed-draw term loan in the amount of $250 million, which will be used primarily to finance construction of a headquarters facility in Southeast Michigan. Consistent with the prior financing arrangements, any borrowings under the Credit Facilities would bear interest based on a variable interest rate option selected at the time of borrowing. The Credit Facilities contain certain affirmative and negative covenants, including a covenant not to exceed a specified leverage ratio. As of December 31, 2002, Visteon did not have any amounts outstanding under the Credit Facilities. In the opinion of management, Visteon has been in compliance with all covenants since the inception of the revolving credit facilities.

      Visteon has a commercial paper program providing up to $1,550 million of borrowing ability. We intend to use the commercial paper program as a source of flexible short-term financing and do not intend to exceed $1,550 million of aggregate borrowing under the commercial paper program and revolving credit lines. As of December 31, 2002, the outstanding balance under our commercial paper program was $166 million. In the event the availability of commercial paper is reduced, our 364-day and five-year revolving credit lines mentioned in the previous paragraph provide a back-up funding source if needed.

      In 2000, we completed a public offering of unsecured fixed rate term debt securities totaling $1.2 billion with maturities of five years and ten years. The proceeds of the offering were used to repay an amount previously outstanding under an unsecured, third-party financing arrangement. We have $800 million available under a shelf registration statement on file with the Securities and Exchange Commission through which we are able to issue a variety of debt instruments.

      The following table summarizes our expected cash outflows resulting from long-term obligations existing as of December 31, 2002:

						2008
	Total		2003	2004-2005	2006-2007	and after

	(in millions)
Long-term debt	$1,646		$348	$574	$9	$715
Operating leases	283		67	77	43	96
Unconditional purchase obligations(a)	91		30	45	16	—
Postretirement
Pre-funding commitments	945	(b)	—	—	945	(b	)

Total contractual obligations	$2,965	(b)	$445	$696	$1,013	$811	(b)

(a)	Unconditional purchase obligation amounts are related primarily to information technology agreements and exclude purchase obligations related to inventory, property, plant, and equipment purchases in the ordinary course of business.

(b)	Estimated pre-funding amounts are provided through 2007; estimates have not been provided for “2008 and after” because such estimates, in management’s opinion, would be highly uncertain. See page 25 for further discussion of our pre-funding commitment in the “Pension and Postretirement Benefits” section of this Item 7.

     We have guaranteed about $25 million of borrowings held by unconsolidated joint ventures and have extended loans of about $8 million to unconsolidated joint ventures, as of December 31, 2002. In addition, we have guaranteed Tier 2 suppliers’ debt and lease obligations of about $16 million, at December 31, 2002, to ensure the continued supply of essential parts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      Visteon presently has a credit rating of BBB/Baa2. In the event of a downgrade, we believe we would continue to have access to sufficient liquidity. Although our access to the commercial paper market likely would be limited, we believe other sources of raising funds in the capital markets would remain available. For example, we believe that our receivables are of a quality that would allow access to the market for receivable-based instruments and we believe we would have access to long-term debt and equity markets. In addition, use of our committed unsecured revolving credit facilities and cash balances would be an option. In such case, our cost of borrowing would likely increase.

      In January 2002, Visteon established a special-purpose/ variable interest entity to build a headquarters facility to be leased to Visteon. From June 30, 2002, the assets, liabilities, results of operations and cash flows of the entity are included in Visteon’s consolidated financial statements. This entity, owned by an affiliate of a bank, is consolidated based on an assessment that substantially all of the expected residual risks or rewards of the entity reside with Visteon. This assessment included consideration of the terms of the lease agreement, the amount of the owner’s equity investment at risk and that Visteon is the source of the entity’s debt financing. Total assets of this entity were about $36 million at December 31, 2002.

      Visteon’s net interest expense of $80 million for 2002 is $4 million higher than 2001. Lower interest rates in 2002 resulted in both lower interest income and interest expense compared with 2001.

      In addition, Visteon has entered into interest rate swaps to manage its interest rate risk. These swaps effectively convert all of the unsecured term debt securities maturing on August 1, 2005 and a portion of debt securities maturing on August 1, 2010 into LIBOR-based variable rate debt. As a result, approximately 30% of the company’s borrowings are on a fixed-rate basis while the remainder is subject to changes in short-term interest rates.

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

      In accordance with the separation-related agreements, in the U.S., Ford retained the pension-related past service obligations for those transferred salaried employees that met certain age and years of service requirements at the date of the separation from Ford. Visteon-assigned Ford-UAW employees participate in the Ford-UAW Retirement Plan, sponsored by Ford. By agreement, Visteon compensates Ford for the pension expense incurred by Ford related to Visteon-assigned Ford-UAW hourly employees. In the U.S., Visteon has a financial obligation for the cost of providing selected health care and life insurance benefits to its employees, as well as Visteon-assigned Ford-UAW employees who retire after July 1, 2000. Ford retained the financial obligation and related prepayments for pension and postretirement health care and life insurance benefits to its employees who retired on or before July 1, 2000.

      Also by agreement with Ford, Visteon is required to pre-fund postretirement health care and life insurance benefit obligations related to Visteon-assigned Ford-UAW hourly employees as well as certain salaried employees. The required pre-funding is over a 15 year period beginning in 2006 for the Visteon-assigned Ford-UAW hourly employees, and over a 10 year period beginning in 2011 for those salaried employees. The pre-funding requirement during this period will be determined based upon amortization of the unfunded liability at the beginning of the period, plus annual expense. Based upon estimates of the unfunded liabilities and the related expense, the first required pre-funding payment will be about $465 million in 2006. In addition, benefit payments for related retirees are projected at $80 million in 2006. We expect cash balances, cash flow from operations, borrowings and issuance of securities, if needed, will fund these requirements. In December 2000, the company pre-funded a portion of this obligation by contributing $25 million to a Voluntary Employees’ Beneficiary Association (VEBA) trust.

Cash Flows

Operating Activities

      Net cash flows provided by operating activities totaled $1,146 million during the year ended December 31, 2002, compared with $436 million in 2001. Cash provided by operating activities in 2002 reflects primarily income before taxes, excluding special charges and depreciation and amortization, along with changes in trade working capital and net accruals, offset partially by payments related to announced restructuring actions. Our trade working capital improvement in 2002 reflects improvements in the collection of receivables, improved inventory turns, and our efforts to standardize payment terms to suppliers. The cash provided by operating activities in 2001 reflects primarily profits from operations before depreciation and amortization, offset partially by changes in working capital and payments related to restructuring actions.

Investing Activities

      Cash used in investing activities was $607 million in 2002 and $743 million in 2001. The primary use of cash for investing activities in each year was for capital expenditures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      Our capital expenditures were $723 million in 2002 and $752 million in 2001. Automotive Operations accounted for about $716 million of total 2002 capital expenditures, with the remaining expenditures attributable to Glass Operations. We expect our capital spending in 2003 will be higher than the past few years as we undertake spending to construct a headquarters facility for consolidation of operations and for IT infrastructure. We anticipate that our future headquarters will allow us to centralize customer support functions, research and development and some business operations at less cost than we are spending on those activities today. Visteon had approximately $420 million in outstanding capital commitments as of December 31, 2002. Our capital expenditures are used primarily for machinery and equipment to support our customers’ new product programs. Our capital expenditure program promotes our growth-oriented business strategy by investing in core areas, where efficiencies and profitability can be enhanced, and by targeting funds for new innovative technologies, where long-term growth opportunities can be realized. Capital expenditures also will be used for expansion into new markets outside of the United States and the continued implementation of lean manufacturing strategies.

Financing Activities

      Cash used in financing activities totaled $383 million and $75 million in 2002 and 2001, respectively. Cash used in financing activities in 2002 and 2001 reflects primarily reduction of debt, payment of dividends, and the purchase of treasury stock.

      On January 10, 2003, the Visteon Board of Directors declared a dividend of $0.06 per share on the company’s common stock, payable on February 24, 2003 to shareholders of record as of January 31, 2003. The dividend declared by the Visteon Board of Directors on October 9, 2002, was paid on December 2, 2002.

Subsequent Event

Agreement with International Business Machines

      Since our separation from Ford, Ford has provided us with and charged us for many of our information technology needs. In January 2003, we entered into a 10-year outsourcing agreement with International Business Machines (“IBM”) pursuant to which we will outsource a wide range of IT services on a global basis, including mainframe support services, data centers, customer support centers, application development and maintenance, data network management, desktop support, disaster recovery and web hosting. The service charges under the outsourcing agreement are expected to aggregate about $2 billion during the ten years covered by the agreement, subject to decreases and increases in the service charges based on Visteon’s actual consumption of services to meet its then current business needs. The outsourcing agreement may also be terminated for Visteon’s business convenience after its second full year for a scheduled termination fee. As part of this agreement, IBM will assist us in transitioning from the use of Ford’s IT systems through a one-time, infrastructure replication, application cloning and migration and data warehousing project. We expect additional IT expenditures in 2003 associated with the transition of the outsourcing agreement and the separation from the Ford systems to be in the range of $150 million to $200 million. We anticipate that the result of these actions will be a greater systems separation from Ford, improved flexibility in our overall IT systems and improved global IT services suited to our business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies

      A summary of Visteon’s accounting policies is described in Note 2 of our consolidated financial statements, which is incorporated herein by reference. Critical accounting policies are those that are both most important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments. Our critical accounting policies are considered the following:

      Revenue Recognition — Sales are recognized when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectibility is reasonably assured, generally upon shipment of product to customers and transfer of title under standard commercial terms. Significant retroactive price adjustments are estimated by management based upon an assessment of the ultimate outcome of customer negotiations and are recognized in the period when such amounts become probable. Sales are recognized based on the gross amount billed to a customer for those products in which Visteon’s customer has directed the sourcing of certain raw materials or components used in the manufacturer of the final product.

      Employee Retirement Benefits — The determination of our obligation and expense for Visteon’s pension and other postretirement benefits, such as retiree healthcare and life insurance, is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 7 of our consolidated financial statements, which is incorporated herein by reference, and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. The expected long-term rate of return for pension assets has been chosen based on historical returns for the different asset classes held by our trusts and our asset allocation. In 2003, we reduced the U.S. rate of return assumption used to calculate expense from 9.5% to 9.0%. We estimate that this change will increase expense in 2003 by about $3 million. The discount rate is chosen based on market rates for long-term, high-quality corporate bonds (principally Moody’s Aa 30 year) at our September 30 measurement date. The U.S. discount rate assumption for year end 2002 was 6.75%, reduced from 7.5% at year end 2001. This change increased our U.S. projected benefit obligation by $97 million, and is estimated to increase 2003 expense by about $10 million. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. Our market-related value of pension assets reflects changes in the fair value of assets over a five-year period, with a one-third weighting to the most recent year. For postretirement healthcare and life insurance, as shown in Note 7 of our consolidated financial statements, which is incorporated herein by reference, we reduced the discount rate to 6.75% and increased the initial health care cost trend rate to 11.0%. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense.

      In addition, our postretirement healthcare and life insurance obligation includes the financial obligation Visteon has for the cost of providing selected health care and life insurance benefits to Visteon-assigned Ford-UAW hourly employees who retire after July 1, 2000. The health care and pension costs for these employees are calculated using Ford’s assumptions. The annual pre-funding requirements related to Visteon-assigned Ford-UAW hourly employees as well as certain salaried employees are discussed further in the section “Liquidity and Capital Resources.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      Impairment of Long-Lived Assets and Certain Identifiable Intangibles — Visteon evaluates long-lived assets and long-lived assets to be disposed of for potential impairment at the operating segment level whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Visteon considers projected future undiscounted cash flows, trends and other circumstances in making such estimates and evaluations. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such factors as future automotive production volumes (primarily for Ford), selling price changes, labor cost changes, material cost changes, productivity and other cost savings and capital expenditures could significantly affect our evaluations.

      Product Recalls — Product recall accruals are made related to our potential financial participation in our customers’ actions to provide remedies related primarily to safety concerns as a result of actual or threatened regulatory or court actions. Our reserves for product recalls include the expected costs to be incurred by Visteon related to these actions. As part of our spin-off from Ford, Visteon and Ford agreed on a division of liabilities including liabilities related to product recalls. Visteon and Ford agreed on a division of responsibility for recall matters as follows: (a) Ford will retain liability for all recall claims that involve parts made or sold by Visteon for 1996 or earlier model year Ford vehicles, (b) Visteon is liable for all recall claims that involve parts made or sold by Visteon for 1997 or later model year Ford vehicles in accordance with Ford’s global standard purchase order terms as applied to other Tier 1 suppliers and (c) Visteon has assumed all responsibility for recall claims relating to parts made or sold by Visteon to any non-Ford customers. Visteon accrues for recall claims for products sold based on management estimates, with support from our sales, engineering, quality and legal activities, of the amount that eventually will be required to settle such claims. This accrual, which is reviewed in detail on a regular basis, is based on several factors, including the terms of Visteon’s Master Transfer Agreement with Ford, past experience, current claims, industry developments and various other considerations.

      Deferred Income Taxes — For financial statement purposes, the tax benefit of net operating loss and tax credit carryforwards is recognized as a deferred tax asset, subject to appropriate valuation allowances when it is determined that recovery of the deferred tax asset is unlikely. The company evaluates the tax benefits of net operating loss and credit carryforwards on an ongoing basis. Such evaluations include a review of historical and projected future operating results, the eligible carryforward period and other circumstances. Any valuation allowance recorded would need to be adjusted in the event future taxable income is materially different than amounts estimated. As more fully described in Note 5 of our consolidated financial statements, which is incorporated herein by reference, at December 31, 2002, Visteon’s consolidated balance sheet included a net deferred tax asset of approximately $762 million. Included in this amount is a valuation allowance of $21 million, which was recorded in 2002 for non-U.S. operating loss carryforwards where recovery of these carryforwards is unlikely.

New Accounting Standards and Accounting Changes

      Visteon adopted Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS 142 no longer permits amortization of goodwill and establishes a new method of testing goodwill for impairment by using a fair-value based approach. See Note 14 of our consolidated financial statements, which is incorporated herein by reference, for a further description related to the adoption of SFAS 142.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      In April 2002, the FASB issued Financial Accounting Standards No. 145 (“SFAS 145”) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under SFAS 145, gains and losses from the extinguishment of debt would no longer be classified as an extraordinary item, as previously required under Financial Accounting Standards No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” We do not expect the effect of adopting SFAS 145 on Visteon’s results of operations or financial position will be material.

      In June 2002, the FASB issued Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The provisions of the new standard are effective for restructuring, exit or disposal activities initiated after December 31, 2002. We do not expect the effect of adopting SFAS 146 on Visteon’s results of operations or financial position will be material, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have not yet determined the effect of adopting FIN 45 on Visteon’s results of operations or financial position.

      In December 2002, the FASB issued Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” This statement amends Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Beginning in January 2003, Visteon intends to expense the fair value of stock-based awards granted to employees pursuant to SFAS 123. Visteon will adopt this standard on a prospective method basis for stock-based awards granted, modified or settled after December 31, 2002. Current estimates indicate that expensing of stock options will reduce 2003 net income by about $5 million, with the expense increasing to about $15 million over the next three years. Actual compensation expense recognized may vary, as it will be based primarily on the terms of stock-based awards granted and the underlying price of a share of Visteon’s common stock on the date of grant.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. We do not anticipate the effect of adopting FIN 46 on Visteon’s results of operations or financial position will be material.

Cautionary Statement regarding Forward-Looking Information

      This report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” signify forward-looking statements. Visteon’s forward-looking statements are not guarantees of future results and conditions but rather are subject to risks and uncertainties, including the following:

•	Weak economic conditions in the United States, resulting in the current, cyclical decline in the vehicle production rate.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers, particularly its largest customer, Ford Motor Company, which is undergoing a comprehensive “revitalization plan.”

•	Visteon’s ability to increase sales to customers other than Ford; to maintain current business with, and to win future business from, Ford; to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, to maintain and improve its operating performance; to recover engineering and tooling costs; to streamline and focus its product portfolio; to sustain technological competitiveness; to compete favorably with automotive parts suppliers with lower cost structures and greater ability to rationalize operations; to achieve the benefits of its restructuring activities; and to exit non-performing businesses on satisfactory terms, particularly due to limited flexibility under existing labor agreements.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold, including the implementation of Internet-based purchasing initiatives.

•	Legal and administrative proceedings, investigations and claims, including product liability, warranty, environmental and safety claims, and any recalls of products manufactured or sold by Visteon.

•	Changes in economic conditions, currency exchange rates or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Visteon’s access to financial resources sufficient in order to make payments related to pensions and other postretirement employee benefits, retirement of outstanding debt and other contractual commitments, all at the levels and times planned by management.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system, or fuel prices and supply.

•	Other risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.

      These risks and uncertainties are not the only ones facing our company. Additional risks and uncertainties not presently known to Visteon or currently believed to be immaterial also may adversely affect Visteon. Any risks and uncertainties that develop into actual events, could have material adverse effects on Visteon’s business, financial condition and results of operations. For these reasons, do not place undue reliance on our forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Visteon is exposed to market risks from changes in currency exchange rates, interest rates and certain commodity prices. To manage these risks, we use a combination of fixed price contracts with suppliers, cost sourcing arrangements with customers and financial derivatives. We maintain risk management controls to monitor the risks and the related hedging. Derivative positions are examined using analytical techniques such as market value and sensitivity analysis. Derivative instruments are not used for speculative purposes, as per clearly defined risk management policies.

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

      Our primary foreign exchange exposure includes the euro, the Mexican peso and the British pound. Because of the mix between our costs and our revenues in various regions, we generally are exposed to weakening of the euro and British pound and to strengthening of the Mexican peso. For transactions in these currencies, we utilize a strategy of partial coverage. As of December 31, 2002, our coverage for projected transactions in these currencies was about 50% for 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

      As of December 31, 2002 and 2001, the net fair value of financial instruments with exposure to currency risk was a loss of $36 million and a gain of $9 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $86 million and $68 million as of December 31, 2002 and 2001, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of our financial derivatives. It is important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

      As of December 31, 2002 and 2001, the net fair value of interest rate swaps was a positive $39 million and a negative $9 million, respectively. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $16 million and $7 million as of December 31, 2002 and 2001, respectively. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $6 million for the years ended December 31, 2002 and 2001. This analysis may overstate the adverse impact on net interest expense due to the short-term nature of our interest bearing investments.

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

      Natural gas is a commodity Visteon uses in its manufacturing processing, related primarily to glass production, as well as for heating our facilities. Uncertainty in both supply and demand for this commodity has led to price instability over the last two years. As of December 31, 2002, Visteon has locked in pricing on about 65% of its projected usage for 2003, through fixed price contracts and financial derivatives. As of December 31, 2002 and 2001, the net fair value of natural gas derivatives was a positive $7 million and less than $1 million, respectively. The potential loss in fair value of these derivative contracts from a 10% adverse change in quoted prices would be approximately $4 million and less than $1 million at December 31, 2002 and 2001, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our consolidated financial statements, the accompanying notes and the report of independent accountants that are filed as part of this Report are listed under Item 15, “Exhibits, Financial Statement Schedules, and Reports on Form 8-K”, and are set forth on pages 39 through 75 of this Report.

      Selected quarterly financial data for us and our consolidated subsidiaries for 2002 and 2001 are presented in Note 17 of our consolidated financial statements on page 75 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF VISTEON

      The information required by Item 10 regarding our directors is incorporated by reference from the information under the captions “Proposals — Election of Directors”, “Board of Directors — Directors Continuing in Office” and “Board of Directors — Section 16(a) Beneficial Ownership Reporting Compliance” in our 2003 Proxy Statement. The information required by Item 10 regarding our executive officers appears as Item 4A under Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated by reference from the information under the captions “Board of Directors — Director Compensation”, “Executive Compensation — Organization and Compensation Committee Report on Executive Compensation”, “Executive Compensation”, “Appendix C — Executive Compensation” and “Appendix A — Performance Graph” in our 2003 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Except as set forth herein, the information required by Item 12 is incorporated by reference from the information under the caption “Appendix B — Stockholdings” in our 2003 Proxy Statement.

Equity Compensation Plan Information

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted-	under equity
	issued upon	average	compensation
	exercise of	exercise price	plans
	outstanding	of outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column (a))
Plan category	(a)	(b)	(c) (1)

Equity compensation plans approved by security holders	7,904,839	$14.78	8,541,301
Equity compensation plans not approved by security holders	—	—	—

Total	7,904,839		8,541,301

(1)	Excludes an indefinite number of securities that may be awarded under the Visteon Corporation Restricted Stock Plan for Non-Employee Directors. Such Plan provides for an annual, automatic grant of 3,000 restricted shares or stock units to each non-employee director of Visteon. There is no maximum number of securities that may be issued under this Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated by reference from the information under the caption “Board of Directors” in our 2003 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

      Within the 90-day period prior to the date of filing this report, we carried out an evaluation, under the supervision and with the participation of Visteon’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in Visteon’s periodic SEC reports is recorded, processed, summarized, and reported as and when required. In addition, they concluded that there were no significant deficiencies in the design or operation of internal controls which could significantly affect our ability to record, process, summarize and report financial data. Except as otherwise discussed herein, subsequent to the date of evaluation, there have been no significant changes in Visteon’s internal controls or in other factors that could significantly affect internal controls.

      As discussed under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, we have entered into an agreement that will alter our global IT outsourcing arrangements. This outsourcing arrangement and subsequent transition from Ford’s IT systems may affect existing business processes and related internal controls within Visteon. As part of the transition, ongoing evaluations of the internal control activity related to these processes will be performed.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

			Page No.

(a)	1.	Consolidated Financial Statements
		Report of Independent Accountants	39
		Consolidated Statement of Income for the years ended December 31, 2002, 2001 and 2000	40
		Consolidated Balance Sheet at December 31, 2002 and 2001	41
		Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000	42
		Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	43
		Notes to Financial Statements	44
	2.	Financial Statement Schedules
		None
	3.	Exhibits
		Refer to the “Exhibit Index” on page 76 of this report.
(b)		Reports on Form 8-K

      Visteon filed the following Current Reports on Form 8-K during the quarter ended December 31, 2002:

      Current Report on Form 8-K dated October 18, 2002, included information relating to Visteon’s third quarter 2002 financial results.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ PETER J. PESTILLO*

Peter J. Pestillo

Date: February 14, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 14, 2003, by the following persons on behalf of Visteon Corporation and in the capacities indicated.

Signature	Title

/s/ PETER J. PESTILLO* Peter J. Pestillo	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ MICHAEL F. JOHNSTON* Michael F. Johnston	Director, President and Chief Operating Officer
/s/ DANIEL R. COULSON* Daniel R. Coulson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ PHILIP G. PFEFFERLE* Philip G. Pfefferle	Vice President and Controller (Principal Accounting Officer)
/s/ WILLIAM H. GRAY, III* William H. Gray, III	Director
/s/ STEVEN K. HAMP* Steven K. Hamp	Director
/s/ ROBERT H. JENKINS* Robert H. Jenkins	Director
Karl J. Krapek	Director
/s/ CHARLES L. SCHAFFER* Charles L. Schaffer	Director
/s/ THOMAS T. STALLKAMP* Thomas T. Stallkamp	Director
/s/ ROBERT M. TEETER* Robert M. Teeter	Director
*By: /s/ STACY L. FOX Stacy L. Fox Attorney-in-Fact

CERTIFICATIONS

I, Peter J. Pestillo, certify that:

1.	I have reviewed this annual report on Form 10-K of Visteon Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ PETER J. PESTILLO
Peter J. Pestillo
Chairman and Chief Executive Officer
(Principal Executive Officer)

I, Daniel R. Coulson, certify that:

1.	I have reviewed this annual report on Form 10-K of Visteon Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ DANIEL R. COULSON

Daniel R. Coulson
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Visteon Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 35 present fairly, in all material respects, the financial position of Visteon Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the consolidated financial statements, the company changed its method of accounting for goodwill resulting from its adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
January 17, 2003, except for Note 18,
  as to which the date is January 27, 2003

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	For the Years Ended
	December 31,

	2002	2001	2000

	(in millions, except
	per share amounts)
Sales (Notes 2 and 11)
Ford and affiliates	$14,779	$14,656	$16,448
Other customers	3,616	3,187	3,019

Total sales	18,395	17,843	19,467
Costs and expenses (Notes 2, 11 and 13)
Costs of sales	17,588	17,105	18,129
Selling, administrative and other expenses	888	855	897

Total costs and expenses	18,476	17,960	19,026
Operating income (loss)	(81)	(117)	441
Interest income	23	55	109
Interest expense	103	131	167

Net interest expense	(80)	(76)	(58)
Equity in net income of affiliated companies (Notes 2 and 13)	44	24	56

Income (loss) before income taxes, minority interests and change in accounting	(117)	(169)	439
Provision (benefit) for income taxes (Note 5)	(58)	(72)	143

Income (loss) before minority interests and change in accounting	(59)	(97)	296
Minority interests in net income of subsidiaries	28	21	26

Income (loss) before change in accounting	(87)	(118)	270
Cumulative effect of change in accounting, net of tax (Note 14)	(265)	—	—

Net income (loss)	$(352)	$(118)	$270

Basic and diluted earnings (loss) per share (Note 2)
Before cumulative effect of change in accounting	$(0.68)	$(0.91)	$2.08
Cumulative effect of change in accounting	(2.07)	—	—

Basic and diluted	$(2.75)	$(0.91)	$2.08

Cash dividends per share	$0.24	$0.24	$0.12

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,

	2002	2001

	(in millions)
Assets
Cash and cash equivalents	$1,204	$1,024
Marketable securities	74	157

Total cash and marketable securities	1,278	1,181
Accounts receivable — Ford and affiliates	1,401	1,560
Accounts receivable — other customers	828	834

Total receivables	2,229	2,394
Inventories (Note 3)	878	942
Deferred income taxes	199	167
Prepaid expenses and other current assets	153	153

Total current assets	4,737	4,837
Equity in net assets of affiliated companies	191	158
Net property (Note 4)	5,443	5,329
Deferred income taxes	566	322
Goodwill (Note 14)	—	363
Other assets	233	153

Total assets	$11,170	$11,162

Liabilities and Stockholders’ Equity
Trade payables	$2,083	$1,915
Accrued liabilities (Note 6)	1,021	945
Income taxes payable	14	30
Debt payable within one year (Note 8)	348	629

Total current liabilities	3,466	3,519
Long-term debt (Note 8)	1,298	1,293
Postretirement benefits other than pensions (Note 7)	2,283	2,079
Other liabilities (Note 6)	1,142	967
Deferred income taxes	3	13

Total liabilities	8,192	7,871
Stockholders’ equity
Capital stock (Note 9)
Preferred stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 129 million and 130 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,298	3,311
Accumulated other comprehensive (loss)	(140)	(231)
Other	(33)	(25)
Earnings retained for use in business (accumulated deficit)	(278)	105

Total stockholders’ equity	2,978	3,291

Total liabilities and stockholders’ equity	$11,170	$11,162

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,

	2002	2001	2000

	(in millions)
Cash and cash equivalents at January 1	$1,024	$1,412	$1,849
Cash flows provided by (used in) operating activities (Note 15)	1,146	436	(526)
Cash flows from investing activities
Capital expenditures	(723)	(752)	(793)
Acquisitions and investments in joint ventures, net	—	(7)	(28)
Purchases of securities	(508)	(346)	(126)
Sales and maturities of securities	588	260	61
Other (Note 13)	36	102	44

Net cash used in investing activities	(607)	(743)	(842)
Cash flows from financing activities
Commercial paper (repayments) issuances, net	(194)	8	352
Payments on short-term debt	—	(1)	(1,775)
Proceeds from issuance of short-term debt	—	1	1,374
Proceeds from issuance of other debt	115	114	1,279
Principal payments on other debt	(245)	(144)	(290)
Purchase of treasury stock	(24)	(25)	—
Cash dividends	(31)	(31)	(16)
Other	(4)	3	—

Net cash (used in) provided by financing activities	(383)	(75)	924
Effect of exchange rate changes on cash	24	(6)	7

Net increase (decrease) in cash and cash equivalents	180	(388)	(437)

Cash and cash equivalents at December 31	$1,204	$1,024	$1,412

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Earnings
			Capital	Retained			Other
			In	for Use in	Accumulated	Prior
	Common Stock		Excess	Business	Other	Owner’s		Unearned
			of Par	(Accumulated	Comprehensive	Net	Treasury	Stock
	Shares	Amount	Value	Deficit)	Loss	Investment	Stock	Compensation	Total

	(in millions)
Year Ended December 31, 2000
Beginning balance	—	$—	$—	$—	$(67)	$1,566	$—	$—	$1,499
Comprehensive income
Net income				270					270
Foreign currency translation					(112)				(112)

Comprehensive income									158
Net transfers and settlements of balances with prior owner						1,864			1,864
Capitalization/ reclassification of prior owner’s net investment	130	130	3,300			(3,430)			0
Deferred stock-based compensation	1	1	11					(12)	0
Cash dividends				(16)					(16)

Ending balance	131	$131	$3,311	$254	$(179)	$0	$—	$(12)	$3,505

Year Ended December 31, 2001
Beginning balance	131	$131	$3,311	$254	$(179)	$0	$—	$(12)	$3,505
Comprehensive income
Net (loss)				(118)					(118)
Foreign currency translation					(53)				(53)
Realized and unrealized gains/losses on derivatives, net of tax					5				5
Change in unrealized loss on marketable securities, net of tax					(2)				(2)
Minimum pension liability, net of tax					(2)				(2)

Comprehensive (loss)									(170)
Purchase of treasury stock							(25)		(25)
Deferred stock-based compensation							13	(13)	0
Amortization and adjustment of deferred stock-based compensation, net								9	9
Exercise of common stock options							3		3
Cash dividends				(31)					(31)

Ending balance	131	$131	$3,311	$105	$(231)	$0	$(9)	$(16)	$3,291

Year Ended December 31, 2002
Beginning balance	131	$131	$3,311	$105	$(231)	$0	$(9)	$(16)	$3,291
Comprehensive income
Net (loss)				(352)					(352)
Foreign currency translation					170				170
Realized and unrealized gains/losses on derivatives, net of tax					(13)				(13)
Change in unrealized loss on marketable securities, net of tax					1				1
Minimum pension liability, net of tax					(67)				(67)

Comprehensive (loss)									(261)
Purchase of treasury stock							(24)		(24)
Deferred stock-based compensation							16	(16)	0
Amortization and adjustment of deferred stock-based compensation, net			(13)				(1)	17	3
Cash dividends				(31)					(31)

Ending balance	131	$131	$3,298	$(278)	$(140)	$0	$(18)	$(15)	$2,978

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

      In connection with Visteon’s separation from Ford, Visteon and Ford entered into a series of agreements outlining the business relationship between the two companies following the spin-off which are further discussed in Note 11 of our consolidated financial statements.

Basis of Presentation

      The consolidated financial statements as of December 31, 2002 and 2001, and for periods subsequent to the spin-off, include the accounts of Visteon and its wholly-owned and majority-owned subsidiaries. The consolidated financial statements of Visteon for periods prior to the spin-off reflect the historical results of operations and cash flows of the businesses that were considered part of the Visteon business of Ford. Certain amounts for prior periods were reclassified to conform with present period presentation.

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

NOTE 2. Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Intra-Visteon transactions have been eliminated in consolidation. Companies that are 20% to 50% owned by Visteon are accounted for on an equity basis. From June 30, 2002, the assets, liabilities, results of operations and cash flows of a special-purpose/ variable interest entity, established to build a headquarters facility to be leased to Visteon, are included in Visteon’s consolidated financial statements. This entity, owned by an affiliate of a bank, is consolidated based on an assessment that substantially all of the expected residual risks or rewards of the entity reside with Visteon. This assessment included consideration of the terms of the lease agreement, the amount of the owner’s equity investment at risk and that Visteon is the source of the entity’s debt financing. Total assets of this entity were about $36 million at December 31, 2002.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Accounting Policies — (Continued)

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. We do not anticipate the effect of adopting FIN 46 on Visteon’s results of operations or financial position will be material.

      Use of estimates and assumptions as determined by management are required in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates and assumptions.

Revenue Recognition

      Sales are recognized when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectibility is reasonably assured, generally upon shipment of product to customers and transfer of title under standard commercial terms. Significant retroactive price adjustments are recognized in the period when such amounts become probable. Sales are recognized based on the gross amount billed to a customer for those products in which Visteon’s customer has directed the sourcing of certain raw materials or components used in the manufacturer of the final product.

Guarantees and Product Warranty

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have not yet determined the effect of adopting FIN 45 on Visteon’s results of operations or financial position.

      The company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impractible to estimate.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Accounting Policies — (Continued)

      Visteon accrues for warranty obligations for products sold based on management estimates, with support from our sales, engineering, quality and legal activities, of the amount that eventually will be required to settle such obligations. This accrual, which is reviewed in detail on a regular basis, is based on several factors, including the terms of Visteon’s Master Transfer Agreement with Ford, as discussed in Note 11 of our consolidated financial statements, past experience, current claims, production changes, industry developments and various other considerations. The following table presents a reconciliation of changes in the product warranty liability for the selected periods:

	2002	2001	2000

	(in millions)
Beginning balance	$20	$18	$23
Accruals for products shipped	16	18	11
Accruals for pre-existing warranties (including change in estimates)	—	4	(4)
Settlements	(19)	(20)	(12)

Ending balance	$17	$20	$18

      Separate from product warranty obligations, Visteon from time to time also negotiates financial settlements with its customers in connection with recall campaigns undertaken by such customers.

Other Costs

      In June 2002, the FASB issued Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The provisions of the new standard are effective for restructuring, exit or disposal activities initiated after December 31, 2002. We do not expect the effect of adopting SFAS 146 on Visteon’s results of operations or financial position will be material, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

      Advertising and sales promotion costs are expensed as incurred. Advertising costs were $17 million in 2002, $19 million in 2001 and $29 million in 2000.

      Research and development costs are expensed as incurred and were $902 million in 2002, $1,037 million in 2001 and $1,115 million in 2000.

      Pre-production design and development costs relating to long-term supply arrangements are expensed as incurred.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Accounting Policies — (Continued)

Related Party Transaction

      A member of Visteon’s Board of Directors is also the Chief Executive Officer of a supplier of contract staffing services to Visteon. Visteon’s payments to this supplier were approximately $115 million in 2002. The supplier has indicated that it expects to recognize approximately $20 million of these payments as revenue in 2002, relating to services performed directly by the supplier. The remaining payments to this supplier are related to arrangements in which the supplier serves as a master vendor on the behalf of many other suppliers and are not expected to be recognized as revenue for such supplier.

Income (Loss) Per Share of Common Stock

      Basic income per share of common stock is calculated by dividing net income by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. The calculation of diluted income per share takes into account the effect of dilutive potential common stock, such as stock options, and contingently returnable shares, such as restricted stock. For purposes of the earnings per share calculations, 130 million shares of common stock are treated as outstanding for periods prior to the spin-off from Ford. Basic and diluted income per share were calculated using the following numbers of shares:

	2002	2001	2000

	(shares in millions)
Common shares outstanding	130.3	130.7	130.5
Less: Restricted stock outstanding	(2.6)	(1.4)	(0.5)

Basic shares	127.7	129.3	130.0
Net dilutive effect of restricted stock and stock options	—	—	—

Diluted shares	127.7	129.3	130.0

      For the year ended December 31, 2002 and 2001, potential common stock of about 606,000 and 343,000 shares, respectively, are excluded from the calculation of diluted income per share because the effect of including them would have been antidilutive.

Derivative Financial Instruments

      Visteon has operations in every major region of the world and is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices. These financial exposures are monitored and managed by the company as an integral part of the company’s overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the company’s results. The company uses derivative financial instruments, including forward contracts, swaps and options, to manage the exposures in exchange rates, interest rates and commodity prices. All derivative financial instruments are classified as “held for purposes other than trading.” Company policy specifically prohibits the use of leveraged derivatives or use of any derivatives for speculative purposes.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Accounting Policies — (Continued)

      Visteon’s primary foreign currency exposures, in terms of net corporate exposure, are in the euro, Mexican peso and British pound. The company uses derivative instruments to hedge expected future cash flows in foreign currencies and firm commitments. The company has entered into interest rate swaps to manage its interest rate risk. As a result of these swaps, approximately 30% of the company’s borrowings are on a fixed rate basis, with the balance on a variable rate basis, subject to changes in short term interest rates. Visteon’s primary commodity-price exposures are aluminum, copper and natural gas, which are managed through derivative financial instruments and fixed-price contracts with suppliers.

      The criteria used to determine whether hedge accounting treatment is appropriate are the designation of the hedge to an underlying exposure, reduction of overall risk and correlation between the changes in the value of the derivative instrument and the underlying exposure. Gains and losses on cash flow hedges initially are reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Gains and losses on interest rate swaps (fair value hedges) are recorded in long-term debt (see Note 12 of our consolidated financial statements). All other derivative gains and losses are recognized in costs of sales. Except for interest rate swaps, these derivatives usually mature in two years or less, consistent with the underlying transactions. The effect of changes in exchange rates, interest rates and commodity prices may not be fully offset by gains or losses on currency derivatives, depending on the extent to which the exposures are hedged.

Foreign Currency Translation

      Assets and liabilities of Visteon’s non-U.S. businesses generally are translated to U.S. Dollars at end-of-period exchange rates. The effects of this translation for Visteon are reported in other comprehensive income. Remeasurement of assets and liabilities of Visteon’s non-U.S. businesses that use the U.S. Dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of Visteon’s non-U.S. businesses are translated to U.S. Dollars at average-period exchange rates and are recognized as part of revenues, costs and expenses. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of the business involved. Net transaction gains and losses, as described above, decreased net income $14 million in 2002, and increased net income $6 million and $2 million in 2001 and 2000, respectively. Total foreign currency translation adjustments as a component of accumulated other comprehensive income reduced stockholders’ equity by $62 million and $232 million at December 31, 2002 and 2001, respectively.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Accounting Policies — (Continued)

Investments with Affiliates

      The following table presents summarized financial data for those affiliates accounted for under the equity method, excluding amounts related to the “Conix Group” which was sold in October 2000 as discussed in Note 13 of our consolidated financial statements. The amounts represent 100% of the assets, liabilities, equity and results of operations of these affiliates. Visteon reports its share of their net assets and net income in the lines “Equity in net assets of affiliated companies” on the Consolidated Balance Sheet and “Equity in net income of affiliated companies” on the Consolidated Statement of Income.

	December 31,

	2002	2001

	(in millions)
Current assets	$361	$278
Other assets	318	316

Total assets	$679	$594

Current liabilities	$217	$179
Other liabilities	99	94
Stockholders’ equity	363	321

Total liabilities and stockholders’ equity	$679	$594

	2002	2001	2000

	(in millions)
Net sales	$973	$747	$757
Gross profit	217	152	170
Net income	93	63	69

Impairment of Long-Lived Assets and Certain Identifiable Intangibles

      Visteon evaluates long-lived assets and long-lived assets to be disposed of for potential impairment at the operating segment level whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Visteon considers projected future undiscounted cash flows, trends and other circumstances in making such estimates and evaluations. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such factors as future automotive production volumes (primarily for Ford), selling price changes, labor cost changes, material cost changes, productivity and other cost savings and capital expenditures could significantly affect our evaluations.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Accounting Policies — (Continued)

Goodwill

      Visteon adopted Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS 142 no longer permits amortization of goodwill and establishes a new method of testing goodwill for impairment by using a fair-value based approach. See Note 14 of our consolidated financial statements for further description related to this accounting change.

Stock-Based Awards

      In December 2002, the FASB issued Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” This statement amends Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      Visteon measures compensation cost related to stock options and restricted stock awards using the intrinsic value method. If compensation cost had been determined based on the estimated fair value of stock options and the fair value set at the date of grant for the restricted stock awards, in accordance with the provisions of SFAS 123. Visteon’s reported net loss, loss per share (on both a basic and diluted basis) and compensation expense would have increased to the pro forma amounts indicated below:

	December 31,

	2002	2001

	(in millions, except
	per share amounts)
As reported
Net (loss)	$(352)	$(118)
(Loss) per share	(2.75)	(0.91)
Compensation expense, net of tax	4	9
Pro forma
Net (loss)	$(363)	$(120)
(Loss) per share	(2.84)	(0.93)
Compensation expense, net of tax	15	11

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Accounting Policies — (Continued)

      The following is a summary of the fair values and assumptions used under a Black-Scholes option-pricing model for stock options granted in 2002 and 2001:

	2002	2001

Fair Values
Average fair value of stock option granted in which the exercise price equaled the market price of the stock on the grant date	$6.27	$6.83
Average fair value of stock option granted in which the exercise price was less than the market price of the stock on the grant date	N/A	$7.94
Weighted Average Assumptions
Risk-free interest rate	4.8%	4.7%
Expected life (years)	6.0	4.7
Volatility	51.6%	42.8%
Dividend yield	1.8%	1.4%

      Beginning in January 2003, Visteon intends to expense the fair value of stock-based awards granted to employees pursuant to SFAS 123. Visteon will adopt this standard on a prospective method basis for stock-based awards granted, modified or settled after December 31, 2002. See Note 9 of our consolidated financial statements for further information related to stock awards.

NOTE 3. Inventories

	December 31,

	2002	2001

	(in millions)
Raw materials, work-in-process and supplies	$743	$812
Finished products	135	130

Total inventories	$878	$942

U.S. inventories	$548	$589

      Inventories are stated at the lower of cost or market. The cost of most U.S. inventories is determined by the last-in, first-out (“LIFO”) method. The cost of the remaining inventories is determined primarily by the first-in, first-out (“FIFO”) method.

      If the FIFO method had been used instead of the LIFO method, inventories would have been higher by $78 million and $86 million at December 31, 2002 and 2001, respectively.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 4. Net Property, Depreciation and Amortization

	December 31,

	2002	2001

	(in millions)
Land	$125	$117
Buildings and land improvements	1,561	1,495
Machinery, equipment and other	8,631	8,162
Construction in progress	320	306

Total land, plant and equipment	10,637	10,080
Accumulated depreciation	(5,527)	(5,090)

Net land, plant and equipment	5,110	4,990
Special tools, net of amortization	333	339

Net property	$5,443	$5,329

      Property, equipment and special tools are depreciated principally using the straight-line method of depreciation over the estimated useful life of the asset. On average, buildings and land improvements are depreciated based on a 30-year life; machinery and equipment are depreciated based on a 14-year life. Special tools are amortized using the straight-line method over periods of time representing the estimated life of those tools, with the majority of tools amortized over five years.

      Depreciation and amortization expenses related to property, equipment and special tools, excluding amortization expense of goodwill and other intangible assets, were as follows:

	2002	2001	2000

	(in millions)
Depreciation	$551	$562	$585
Amortization	76	79	68

Total	$627	$641	$653

      At December 31, 2002, Visteon had the following minimum rental commitments under non-cancelable operating leases (in millions): 2003 — $67; 2004 — $45; 2005 — $32; 2006 — $24; 2007 — $19; thereafter — $96. Rent expense was $90 million in 2002, $106 million in 2001 and $117 million in 2000.

      Maintenance, repairs and rearrangement costs are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. Pre-production costs related to new facilities are expensed as incurred. At December 31, 2002, Visteon has recognized about $135 million in unbilled receivables related to tooling costs which are not owned by Visteon for which there is an agreement for contractual reimbursement.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 5. Income Taxes

      Income (loss) before income taxes, minority interests and change in accounting, excluding equity in net income of affiliated companies, was as follows:

	2002	2001	2000

	(in millions)
U.S.	$(115)	$(343)	$104
Non-U.S.	(46)	150	279

Total income (loss) before income taxes	$(161)	$(193)	$383

      The provision (benefit) for income taxes was calculated as follows:

	2002	2001	2000

	(in millions)
Current tax provision (benefit)
U.S. federal	$(1)	$(6)	$127
Non-U.S.	76	77	91
U.S. state and local	—	—	12

Total current	75	71	230

Deferred tax provision (benefit)
U.S. federal	(57)	(115)	(91)
Non-U.S.	(72)	(24)	7
U.S. state and local	(4)	(4)	(3)

Total deferred	(133)	(143)	(87)

Total provision (benefit)	$(58)*	$(72)	$143

*	Excludes effect of change in accounting.

     A reconciliation of the provision (benefit) for income taxes compared with amounts at the U.S. statutory tax rate is shown below:

	2002	2001	2000

Tax provision (benefit) at U.S. statutory rate of 35%	(35)%	(35)%	35%
Effect of:
Tax on non-U.S. income	13	—	—
U.S. state and local income taxes	(2)	(2)	2
Tax credits	(6)	(6)	(3)
Other	(6)	6	3

Provision (benefit) for income taxes	(36)%*	(37)%	37%

*	Excludes effect of change in accounting.

     Deferred taxes are provided for the net effect of repatriating earnings of non-U.S. subsidiaries. Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 5. Income Taxes — (Continued)

      The components of deferred income tax assets and liabilities at December 31 were as follows:

	December 31,

	2002	2001

	(in millions)
Deferred tax assets
Employee benefit plans	$1,059	$961
Customer allowances and claims	55	34
Net operating losses and other carryforwards	347	193
All other	210	202

Subtotal	1,671	1,390
Valuation allowance	(21)	—

Total deferred tax assets	1,650	1,390

Deferred tax liabilities
Depreciation and amortization	779	724
Employee benefit plans	—	10
All other	109	180

Total deferred tax liabilities	888	914

Net deferred tax assets	$762	$476

      The anticipated tax benefit of U.S. net operating loss carryforwards is $155 million at December 31, 2002. These losses will begin to expire in 2021. U.S. general business credit carryforwards are $54 million at December 31, 2002. These credits will begin to expire in 2020. U.S. foreign tax credits and other carryforwards are $57 million at December 31, 2002. These credits and other carryforwards will begin to expire in 2006. The anticipated tax benefit of non-U.S. net operating loss carryforwards is $81 million at December 31, 2002. These losses have carryforward periods ranging from 3 years to indefinite.

      For financial statement purposes, the tax benefit of net operating loss and credit carryforwards is recognized as a deferred tax asset, subject to appropriate valuation allowances when it is determined that recovery of the deferred tax asset is unlikely. The company evaluates its net operating loss and credit carryforwards on an ongoing basis. Such evaluations include a review of historical and projected future operating results, the eligible carryforward period and other circumstances. As of December 31, 2002, valuation allowances of $21 million have been recorded against non-U.S. net operating loss carryforwards where recovery of these carryforwards is unlikely.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 6. Liabilities

Current Liabilities

      Included in accrued liabilities at December 31 were the following:

	December 31,

	2002	2001

	(in millions)
Salaries, wages and employer taxes	$170	$105
Employee benefits, including pensions	384	308
Postretirement benefits other than pensions	92	38
Other	375	494

Total accrued liabilities	$1,021	$945

Noncurrent Liabilities

      Included in other noncurrent liabilities at December 31 were the following:

	December 31,

	2002	2001

	(in millions)
Employee benefits, including pensions	$571	$418
Minority interests in net assets of subsidiaries	129	109
Other	442	440

Total other liabilities	$1,142	$967

      Other current and noncurrent liabilities include amounts related to product warranty.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 7. Employee Retirement Benefits — (Continued)

      Visteon-assigned Ford-UAW employees, comprising about 21,500 people, participate in the Ford-UAW Retirement Plan, sponsored by Ford. By agreement, Visteon compensates Ford for the pension expense incurred by Ford for Visteon-assigned employees. The amount of compensation is disclosed in the table below on the “expense for Visteon-assigned Ford-UAW employees” line, and is calculated by Ford using Ford’s pension assumptions, based on Financial Accounting Standards No. 87 “Employers’ Accounting for Pensions.”

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

      Under the terms of the separation agreements with Ford and in addition to regular benefit payments, Visteon is required to pre-fund postretirement health care and life insurance benefit obligations related to Visteon-assigned Ford-UAW hourly employees as well as certain salaried employees. The required pre-funding is over a 15 year period beginning in 2006 for the Visteon-assigned Ford-UAW hourly employees, and over a 10 year period beginning in 2011 for those salaried employees. The annual pre-funding requirement during this period will be determined based upon amortization of the unfunded liability at the beginning of the period, plus annual expense. The unfunded liability at December 31, 2002, of about $1.9 billion is included in our recorded postretirement health care and life insurance benefit liability. Based upon estimates of the unfunded liabilities and the related expense, the first required pre-funding payment will be about $465 million in 2006. In addition, benefit payments for related retirees are projected at $80 million in 2006. In December 2000, the company pre-funded a portion of this obligation by contributing $25 million to a Voluntary Employees’ Beneficiary Association (“VEBA”) trust.

      Effective January 1, 2002, the company revised the eligibility requirement for retiree health insurance coverage for most U.S. employees to 10 years of service after attaining the age of 45.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 7. Employee Retirement Benefits — (Continued)

      The company’s expense for retirement benefits was as follows:

	Retirement Plans

							Health Care and Life
	U.S. Plans			Non-U.S. Plans			Insurance Benefits

	2002	2001	2000	2002	2001	2000	2002	2001	2000

	(in millions, except percentages)
Costs Recognized in Income
Service cost	$47	$45	$55	$27	$19	$37	$28	$28	$26
Interest cost	55	50	82	40	34	41	56	53	61
Expected return on plan assets	(64)	(64)	(106)	(48)	(49)	(58)	—	—	—
Amortization of:
Transition (asset) obligation	—	(4)	(7)	1	—	—	—	—	1
Plan amendments	8	8	12	6	6	6	(14)	(1)	—
(Gains) losses and other	(2)	(3)	(9)	(4)	(8)	—	5	2	—
Special termination benefits	(3)	52	—	4	1	7	15	19	—
Curtailments	—	(3)	—	45	1	—	1	—	—
Expense for Visteon-assigned Ford-UAW employees	62	58	74	—	—	—	224	181	170

Net pension/postretirement expense	$103	$139	$101	$71	$4	$33	$315	$282	$258

Discount rate for expense	7.50%	7.75%	7.75%	6.00%	6.25%	6.10%	7.25%	7.50%	7.75%
Assumed long-term rate of return on assets	9.50%	9.50%	9.00%	9.00%	10.00%	9.40%	6.00%	6.00%	6.00%
Initial health care cost trend rate	—	—	—	—	—	—	9.45%	8.97%	7.00%
Ultimate health care cost trend rate	—	—	—	—	—	—	5.00%	5.00%	5.00%
Number of years to ultimate trend rate	—	—	—	—	—	—	6	7	8

      During 2000, asset and liability transfers between Ford and Visteon postretirement benefit plans reduced Visteon’s net pension and postretirement related liabilities by about $1.6 billion. In addition, Ford retained about $573 million of prepaid health care amounts relating to active employees.

      Increasing the assumed health care cost trend rates by one percentage point is estimated to increase the aggregate service and interest cost components of Visteon’s net postretirement benefit expense for 2002 by about $56 million and the accumulated postretirement benefit obligation at December 31, 2002, by about $594 million. A decrease of one percentage point would reduce service and interest costs by $43 million and decrease the December 31, 2002, obligation by about $495 million.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 7. Employee Retirement Benefits — (Continued)

      The status of these plans as of their most recent measurement dates was as follows:

	Retirement Plans
					Health Care
					and Life
	U.S. Plans		Non-U.S. Plans		Insurance Benefits

	2002	2001	2002	2001	2002	2001

	(in millions, except percentages)
Change in Benefit Obligation
Benefit obligation — beginning	$703	$624	$641	$514	$2,707	$2,232
Service cost	47	45	27	19	95	87
Interest cost	55	50	40	34	192	166
Amendments/ other	28	9	37	72	(69)	(31)
Actuarial loss	52	6	31	30	645	254
Special termination benefits	—	3	4	3	16	19
Curtailment	—	(3)	28	—	(4)	—
Foreign exchange translation	—	—	70	(22)	—	(1)
Benefits paid	(34)	(31)	(12)	(9)	(45)	(19)

Benefit obligation — ending	$851	$703	$866	$641	$3,537	$2,707

Change in Plan Assets
Plan assets — beginning	$595	$680	$422	$508	$26	$25
Actual return on plan assets	(27)	(76)	(61)	(111)	—	1
Contributions	30	23	57	40	45	19
Foreign exchange translation	—	—	33	(5)	—	—
Benefits paid/other	(36)	(32)	—	(10)	(45)	(19)

Plan assets — ending	$562	$595	$451	$422	$26	$26

Funded Status of the Plans
Plan assets in excess of (less than) benefit obligations	$(289)	$(108)	$(415)	$(219)	$(3,511)	$(2,681)
Unrecognized:
Net (gains) losses	112	(37)	205	41	1,231	599
Prior service cost/other	69	58	136	110	(95)	(35)

Net amount recognized	$(108)	$(87)	$(74)	$(68)	$(2,375)	$(2,117)

Amount Recognized in Balance Sheet
Prepaid assets	$1	$8	$15	$7	$—	$—
Accrued liabilities	(257)	(145)	(194)	(121)	(2,375)	(2,117)
Intangible assets	62	49	81	43	—	—
Deferred income taxes	32	1	9	1	—	—
Accumulated other comprehensive income	54	—	15	2	—	—

Net amount recognized	$(108)	$(87)	$(74)	$(68)	$(2,375)	$(2,117)

Assumptions
Discount rate	6.75%	7.50%	5.75%	6.00%	6.75%	7.25%
Expected rate of return on assets	9.00%	9.50%	8.25%	9.00%	6.00%	6.00%
Rate of increase in compensation	4.00%	4.50%	3.75%	3.75%	—	—
Initial health care cost trend rate	—	—	—	—	11.00%	9.45%
Ultimate health care cost trend rate	—	—	—	—	5.00%	5.00%
Number of years to ultimate trend rate	—	—	—	—	5	6
Measurement date	9/30	9/30	9/30	9/30	12/31	12/31

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for employee retirement plans with accumulated benefit obligations in excess of plan assets were $1,538 million, $1,279 million and $870 million, respectively, for 2002 and $789 million, $720 million and $556 million, respectively, for 2001.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 7. Employee Retirement Benefits — (Continued)

      The change in the U.S. discount rate from 7.50% to 6.75% for the year ended December 31, 2002, resulted in an increase of $97 million to the U.S. retirement plan benefit obligation, which is included in the 2002 actuarial loss in the table above.

NOTE 8. Debt

      Debt at December 31 was as follows:

		Weighted
		Average
	Maturity	Interest Rate		Book Value

		2002	2001	2002	2001

				(in millions)
Debt payable within one year
Commercial paper		1.7%	3.1%	$166	$360
Other — short-term		6.0%	5.5%	121	210
Current portion of long-term debt		5.8%	5.8%	61	59

Total debt payable within one year				348	629

Long-term debt
Unsecured debt securities	2005-2010	6.4%	7.4%	1,239	1,191
Other	2004-2018	7.3%	7.6%	59	102

Total long-term debt				1,298	1,293

Total debt				$1,646	$1,922

      On August 3, 2000, Visteon completed a public offering of unsecured fixed-rate term debt securities totaling $1.2 billion with maturities of five years and ten years. The offering included $500 million of securities maturing on August 1, 2005, and $700 million of securities maturing on August 1, 2010. The five and ten year securities were issued at a slight discount to the stated rates of interest of 7.95% and 8.25%, respectively. Interest rate swaps have been entered into for the unsecured term debt securities maturing on August 1, 2005, and a portion of the debt securities maturing on August 1, 2010. These swaps effectively convert the securities from fixed interest rate to variable interest rate instruments, as further described in Note 12 of our consolidated financial statements. The weighted average interest rates as presented include the effects of interest rate swaps. Interest is payable semi-annually on February 1 and August 1. The unsecured term debt securities agreement contains certain restrictions including, among others, a limitation relating to liens and sale lease-back transactions, as defined in the agreement. In the opinion of management, Visteon was in compliance with all of these restrictions.

      Under Visteon’s commercial paper program, $166 million and $360 million was outstanding at December 31, 2002 and 2001, respectively, with a weighted average remaining maturity of 12 and 34 days at December 31, 2002 and 2001, respectively.

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

      During the second quarter of 2002, Visteon renewed its financing arrangements with third-party lenders that provide contractually committed, unsecured revolving credit facilities. The new financing arrangements are with a syndicate of lenders providing for a maximum of $1.8 billion in committed, unsecured credit facilities (the “Credit Facilities”). The terms of the Credit Facilities provide for a 364-day revolving credit line in the amount of $775 million, which expires June 2003, and a five-year revolving credit line in the amount of $775 million, which expires June 2007. The Credit Facilities also provide for a five-year delayed draw term loan in the amount of $250 million, which will be used primarily to finance construction of a headquarters facility in Southeast Michigan. Consistent with the prior financing arrangements, any borrowings under the Credit Facilities would bear interest based on a variable interest rate option selected at the time of borrowing. The Credit Facilities contain certain affirmative and negative covenants including a covenant not to exceed a specified leverage ratio. As of December 31, 2002, Visteon did not have any amounts outstanding under the Credit Facilities. In the opinion of management, Visteon has been in compliance with all covenants since the inception of the revolving credit facilities.

      The company has additional debt arrangements with respect to a number of its non-U.S. operations, a portion of which are payable in non-U.S. currencies.

      We have guaranteed about $25 million of borrowings held by unconsolidated joint ventures and have extended loans of about $8 million to unconsolidated joint ventures, as of December 31, 2002. In addition, we have guaranteed Tier 2 suppliers’ debt and lease obligations of about $16 million, at December 31, 2002, to ensure the continued supply of essential parts.

      Prior to the spin-off from Ford, Visteon had a number of debt and support facility arrangements directly with Ford or its wholly-owned subsidiaries, including a revolving loan arrangement under which Visteon could borrow up to $1,250 million. Interest on this debt was determined quarterly based on Ford’s average interest rate on its U.S. Dollar denominated, publicly traded automotive debt. Upon completing the spin-off from Ford, all debt and support facility arrangements with Ford were terminated. During 2000, amounts outstanding under the revolving loan arrangement of about $1,120 million were converted into an equity investment by Ford, and any remaining amounts outstanding under the arrangements were repaid by Visteon to Ford.

      Debt at December 31, 2002, included maturities as follows (in millions): 2003 — $348; 2004 — $47; 2005 — $527; 2006 — $5; 2007 — $4; thereafter — $715.

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

      The Visteon Corporation 2000 Incentive Plan (“Incentive Plan”), which is administered by the Compensation Committee of the Board of Directors, provides for the grant of incentive and nonqualified stock options, stock appreciation rights, performance stock rights and stock, and various other rights based on stock. The Visteon Corporation Employees Equity Incentive Plan (“EEIP”), which is administered by an Administrator appointed by the Board of Directors, provides for the grant of nonqualified stock options, stock appreciation rights, performance stock rights and stock, and various other rights based on stock. The Visteon Corporation Restricted Stock Plan for Non-Employee Directors provides for the grant of restricted stock to non-employee directors. The total number of shares of common stock subject to awards under the Incentive Plan and EEIP is 13 million and 6.5 million shares of common stock, respectively. At December 31, 2002, there were 4.5 million and 4 million shares of common stock available for grant under the Incentive Plan and EEIP, respectively. All plans have been approved by shareholders.

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

      Effective at the date of spin-off and subject to shareholder approval, Visteon granted under the Incentive Plan to some employees about 2 million stock options with an exercise price equal to the average of the highest and lowest prices at which Visteon common stock was traded on the New York Stock Exchange on that date. Shareholder approval was obtained in May 2001 for the grant of these stock options. The difference between the exercise price and the average price of Visteon common stock on the date of shareholder approval will be recognized as compensation expense over the vesting period. Stock option compensation expense before taxes was $3 million and $4 million in 2002 and 2001, respectively.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 9. Capital Stock and Stock Award Plans — (Continued)

      Information concerning stock options is as follows:

		Weighted Average
	Shares	Exercise Price

	(in thousands)
Outstanding at December 31, 2000	—	$—
Granted	5,193	15.60
Exercised	(172)	13.09
Terminated	(89)	15.08

Outstanding at December 31, 2001	4,932	$15.74
Granted	3,491	13.45
Exercised	(24)	11.96
Terminated	(494)	15.10

Outstanding at December 31, 2002	7,905	$14.78

Outstanding but not exercisable at December 31, 2002	5,844

Exercisable at December 31, 2002	2,061	$15.05

      The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

	(in thousands)	(in years)		(in thousands)
$ 7.00 - $12.00	72	9.30	$8.64	11	$10.13
12.01 - 17.00	5,150	8.58	13.43	1,155	13.18
17.01 - 22.00	2,683	8.36	17.53	895	17.53

	7,905			2,061

      Under the Incentive Plan, Visteon has granted restricted stock awards to certain employees with a price equal to the average of the highest and lowest prices at which Visteon common stock was traded on the New York Stock Exchange on the grant date. Restricted stock awards vest after a designated period of time, which is generally five years, or upon the achievement of applicable performance goals at the completion of a performance period, which is generally three years. Performance goals are related to return on equity and quality measures. Compensation expense related to performance-based restricted stock awards is recognized over the performance period based upon an estimate of the likelihood of achieving the performance goals and also reflects changes in the price of Visteon common stock. Restricted stock awards issued to the company’s Board of Directors vest on the third anniversary of the date of the grant. Restricted stock compensation expense before taxes was $3 million and $9 million in 2002 and 2001, respectively.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 9. Capital Stock and Stock Award Plans — (Continued)

      Information concerning restricted stock awards is as follows:

		Weighted
	Shares	Average Price

	(in thousands)
Outstanding at December 31, 2000	—	$—
Granted	1,892	17.39
Lapsed	(65)	17.46
Terminated	(178)	17.46

Outstanding at December 31, 2001	1,649	$17.38
Granted	1,345	13.20
Lapsed	(79)	17.46
Terminated	(201)	16.26

Outstanding at December 31, 2002	2,714	$15.39

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

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by Visteon for matters discussed in the foregoing paragraph where losses are deemed probable; these reserves are adjusted periodically to reflect estimates of ultimate probable outcomes. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which reserves have not been established could be decided unfavorably to Visteon and could require Visteon to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at December 31, 2002. Visteon does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on our financial condition, results of operations or cash flows, although such an outcome is possible.

      In July 2002, Visteon entered into an agreement to consolidate the resolution of various pending employment-related claims and litigation relating to allegations made by current and former employees at a Michigan facility. The amounts paid pursuant to this agreement were in line with reserves established in the second quarter of 2002.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 11. Arrangements with Ford and its Affiliates

      Revenues from Ford and its affiliates approximated 80% in 2002, 82% in 2001 and 84% in 2000 of total sales.

      In connection with Visteon’s separation from Ford, Visteon and Ford entered into a series of agreements outlining the terms of separation and the relationship between Visteon and Ford on an ongoing basis. The following summary of certain of these agreements is qualified in all respects by the actual terms of the respective agreements.

Master Transfer Agreement

      The master transfer agreement, effective as of April 1, 2000, provided for Ford to transfer to Visteon and/or its subsidiaries, all assets used exclusively by Visteon, including but not limited to real property interests, personal property and ownership interests in subsidiaries and joint ventures.

      In addition, Visteon and Ford agreed to a division of liabilities including liabilities related to product liability, warranty, recall, environmental, intellectual property claims and other general litigation claims. Visteon and Ford agreed on a division of responsibility for product liability, warranty and recall matters as follows: (a) Ford will retain liability for all product liability, warranty or recall claims that involve parts made or sold by Visteon for 1996 or earlier model year Ford vehicles, (b) Visteon is liable for all product liability, warranty or recall claims that involve parts made or sold by Visteon for 1997 or later model year Ford vehicles in accordance with Ford’s global standard purchase order terms as applied to other Tier 1 suppliers and (c) Visteon has assumed all responsibility for product liability, warranty or recall claims relating to parts made or sold by Visteon to any non-Ford customers.

Supply Agreement and Pricing Letter Agreement

      The supply agreement provides that Visteon’s existing purchase orders with Ford as of January 1, 2000, will generally remain in effect at least through the end of 2003, subject to Ford’s right to terminate any particular purchase order for quality or other reasons. In addition, the pricing letter required a one-time 5% price reduction on products that Visteon was supplying to Ford as of January 1, 2000, based on a market pricing review conducted by Ford and Visteon. The pricing letter also requires productivity price adjustments in each of 2000, 2001, 2002 and 2003 to reflect competitive price reductions obtained each year by Ford from its other Tier 1 suppliers. Visteon and Ford agreed on a 3.5% productivity price reduction for 2000 on such products. In March 2002, Visteon and Ford reached agreement regarding disputed North American pricing for 2001 as well as general consensus on issues relating to productivity price adjustments for 2002 and 2003. Subsequently in June 2002, Visteon and Ford reached agreement regarding disputed European pricing for 2001 and 2002, as well as certain other commercial matters.

      Under the supply agreement, until May 31, 2003, we have a right of last refusal to meet competitive terms, including price, technology, service and design, on replacement products that (1) we produce in North America, Europe and Mexico (for Mexican production intended for export to the U.S. only) and (2) we supplied to Ford on January 1, 2000. Although the right of last refusal does not apply to Ford’s Volvo or Jaguar brand vehicles or to Mazda Motor Corporation’s vehicles, Ford has agreed to use reasonable efforts to provide us with similar opportunities to bid for business with respect to these vehicles.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 11. Arrangements with Ford and its Affiliates — (Continued)

      We have the opportunity to bid on the same basis as other suppliers for other new Ford business. Our ability to realize sales on all Ford business, including business awarded pursuant to existing purchase orders, is in all cases subject to a variety of factors, including the volume and option mix of vehicles actually produced by Ford, the timing of that production and our continuing competitiveness.

Master Separation Agreement

      Ford provides a number of transitional services to Visteon pursuant to the master separation agreement and related arrangements, including information technology, human resources, accounting, customs, product development technology and real estate services. Visteon agreed to pay Ford amounts which reflect its fully accounted cost for these services, including a reasonable allocation of internal overhead costs, as well as any direct costs incurred from outside suppliers. Except for certain information technology services, Ford’s obligation to provide these services pursuant to the master separation agreement expired in June 2002, and Visteon and Ford are in the process of negotiating new arrangements covering many of these services. For periods prior to and including our spin-off, assessments for these services totaled approximately $179 million in 2000.

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

      Under this agreement, Visteon exercises day-to-day supervision over the covered individuals and Ford will continue to provide the same employee benefits generally offered to other hourly employees of Ford who are represented by the UAW. Visteon reimburses Ford for the wage, benefit and other costs incurred by Ford related to these individuals. However, Visteon’s reimbursement obligation for profit sharing based on Ford’s profits is limited to $50 million per year in each of 2000-2004. After 2004, Visteon will be responsible to reimburse Ford for the full amount of profit sharing based on Ford’s profits.

NOTE 12. Financial Instruments

Fair Value of Financial Instruments

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 12. Financial Instruments — (Continued)

      The fair value of debt was $1,698 million at December 31, 2002, based on quoted market prices or current rates for similar debt with the same remaining maturities, compared with book value of $1,646 million. The fair value of debt approximated $1,954 million at December 31, 2001. The notional amount of interest rate swaps was $790 million and $500 million, respectively, at December 31, 2002 and 2001. The fair market value of the interest rate swaps was an asset of $39 million and a liability of $9 million at December 31, 2002 and 2001, respectively, with an offsetting amount recorded in long-term debt.

      The fair value of foreign currency instruments was estimated using current market rates provided by outside quotation services. The notional amount of foreign currency instruments in equivalent U.S. dollars was $1,007 million and $949 million at December 31, 2002 and 2001, respectively. The notional amount represents the contract amount, not the amount at risk. The fair value of the company’s foreign currency instruments was a liability of $36 million and an asset of $9 million at December 31, 2002 and 2001, respectively.

      The notional amount of commodity derivatives was $29 million and $4 million at December 31, 2002 and 2001, respectively. The fair market value of commodity derivatives was an asset of $7 million and less than $1 million at December 31, 2002 and 2001, respectively.

      Total realized and unrealized gains and losses on derivatives, net of tax, as a component of accumulated other comprehensive income reduced stockholders’ equity by $8 million at December 31, 2002 and increased stockholders’ equity by $5 million at December 31, 2001. It is anticipated that approximately $10 million of deferred net losses, net of tax, will be reclassified from accumulated other comprehensive income to earnings over the next 12 months as the anticipated underlying transactions occur.

Concentration of Credit Risk

      Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose us to counterparty credit risk for non-performance. Our counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet our requirement of high credit standing. Our counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. We manage our credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty, and through monitoring counterparty credit risks. Our concentration of credit risk related to derivative contracts at December 31, 2002, was not significant.

      With the exception of accounts receivable from Ford and its affiliates, the company has no significant concentration of credit risk with any individual customer. Management periodically performs credit evaluations of its customers and generally does not require collateral.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 13. Acquisitions, Dispositions and Special Charges

2002 Actions

      Visteon recorded total costs of $223 million of pre-tax charges, with $200 million in costs of sales and $23 million in selling, administrative and other expenses, as summarized below:

	2002

	Pre-tax	After-tax

	(in millions)
Restructuring and other charges:
2002 actions*	$209	$134
Adjustments to prior year’s expenses	(12)	(8)

Total restructuring and other charges	197	126
Loss related to sale of restraint electronics business	26	16

Total special charges	$223	$142

*	2002 amount includes $5 million related to the write-down of inventory.

     In the first quarter of 2002, Visteon recorded pre-tax charges of $95 million related to the separation of 820 employees at Markham, Ontario, as a result of the company’s decision to move nearly all of the non-restraint electronics business to facilities in Mexico, the elimination of about 215 engineering positions in the United States to reduce research and development costs, the closure of our Visteon Technologies facility in California and the related discontinuation of support for our aftermarket navigation systems product line, the closure of our Leatherworks facility in Michigan and the elimination of about 240 manufacturing positions in Mexico. Included in the $95 million pre-tax change is $12 million of non-cash charges related to the write-down of equipment to be disposed of and the write-down of aftermarket navigation systems inventory. The engineering-related and Mexican manufacturing-related separations, and the closure of Visteon Technologies, were completed in the first quarter of 2002. The Leatherworks facility was closed in the third quarter of 2002. As of December 31, 2002, Visteon completed moving all of the non-restraint electronics business to other facilities and has separated substantially all Markham employees.

      Effective April 1, 2002, Visteon completed the sale of its restraint electronics business to Autoliv, Inc. for $25 million, resulting in a pre-tax charge in the first quarter of 2002 of $26 million ($16 million after-tax) recorded in costs of sales. The sale includes Visteon’s North American and European order book of approximately $150 million in annual sales to Ford Motor Company and its affiliates, and associated manufacturing operations in Markham, Ontario, as well as related assets and liabilities. As part of the sale, approximately 280 employees from Markham and about 95 engineers from Dearborn, Michigan, transferred to Autoliv.

      During the third quarter of 2002, Visteon recorded a pre-tax charge in costs of sales of $26 million ($17 million after-tax) related to restructuring manufacturing operations in the UK, Germany and France. Of this charge, $10 million is related to the separation of about 138 hourly employees located at Visteon’s plants in Germany through a special voluntary retirement and separation program. The remaining $16 million is a non-cash impairment charge related to a group of machinery and equipment in Europe for which production activities will be discontinued and the future undiscounted cash flows are less than the carrying value of the assets held for use. Visteon measured the impairment loss by comparing the carrying value of these fixed assets to the expected proceeds from disposal of the assets after completion of remaining production commitments.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 13. Acquisitions, Dispositions and Special Charges — (Continued)

      In the fourth quarter of 2002, Visteon recorded pre-tax charges of $88 million ($56 million after-tax), with $65 million in costs of sales and $23 million in selling, administrative and other expenses costs, related to restructuring actions. Of this charge, $71 million is related to the separation of about 308 U.S. salaried employees through a special voluntary early retirement and separation program and $14 million related to the separation of about 200 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in the third quarter of 2002. The remaining balance of the charge is related to the elimination of about 189 manufacturing positions in Brazil and other minor actions. The separation of the 308 U.S. salaried employees will take place at various times during 2003.

      Accrued restructuring liabilities relating to prior year restructuring plans of $5 million ($3 million after-tax) and $7 million ($5 million after-tax) were credited to costs of sales in the first and fourth quarters of 2002, respectively, reflecting a change in estimated costs to complete these activities.

2001 Actions

      During the second quarter of 2001, Visteon recorded pre-tax charges of $158 million ($100 million after-tax), of which $146 million related to the elimination of more than 2,000 salaried positions, mainly in the United States, and $12 million related to the closure of two European facilities, ZEM in Poland and Wickford in the U.K., and other actions. Of the total pre-tax charges, $42 million is recorded in selling, administrative and other expenses and $116 million is recorded in costs of sales.

      During the third quarter of 2001, Visteon recorded a pre-tax charge of $34 million ($21 million after-tax) in costs of sales related to special voluntary retirement and separation programs offered to hourly employees located at Visteon’s Nashville Glass plant. This action resulted in the separation of about 245 employees during the third quarter of 2001.

2000 Actions

      Visteon recorded a pre-tax charge of approximately $13 million ($8 million after-tax) and $5 million ($3 million after-tax) in the second and third quarters of 2000, respectively, for Visteon employees that were part of special voluntary retirement and separation programs.

      In December 2000, Visteon recorded a pre-tax, non-cash impairment write-down of $220 million ($138 million after-tax) in costs of sales to reduce the net book value of the assets associated with the Glass Operations segment to estimated fair value. The write-down was related to property and equipment located primarily at Visteon’s Nashville and Tulsa plants, and was determined on a “held for use” basis. The write-down reflects revised operating projections following the end of discussions regarding a joint venture involving the business, which considered factors including the reduction in estimates of automotive production due to softening market conditions, increased natural gas costs and failure to obtain new business and achieve operational cost savings included in earlier projections.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 13. Acquisitions, Dispositions and Special Charges — (Continued)

      In October 2000, the sale of Visteon’s 49% interest in the “Conix Group,” comprised of Conix Corporation, Conix Canada Inc., Conix Belgium N.V. and Conix U.K. Limited, to Decoma International, Inc., was completed. The sale price for the Visteon interest was $140 million, which was satisfied by a cash payment of $50 million and $90 million of 9.5% subordinated Decoma debentures due in 2003, resulting in an after-tax gain of about $20 million, which is included in equity in net income of affiliated companies on the Consolidated Statement of Income. Visteon received payment of the 9.5% subordinated Decoma debentures in 2001. Cash proceeds received from the sale of the “Conix Group” in 2000 and 2001 are classified as cash flows from investing activities on the accompanying Consolidated Statement of Cash Flows.

Reserve Activity

      Reserve balances of $37 million and $23 million at December 31, 2002 and 2001, respectively, are included in current accrued liabilities on the accompanying balance sheets. The December 31, 2002, reserve balance of $37 million includes $3 million related to 2001 restructuring activities. The company currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed by the end of 2003.

	Automotive Operations		Glass Operations

	Employee-Related	Other	Employee-Related	Total

	(in millions)
December 31, 2000 reserve balances	$—	$—	$—	$—
Second quarter 2001 actions	137	5	16	158
Third quarter 2001 actions	—	—	34	34

Total net expense	137	5	50	192
Utilization	(120)	(5)	(44)	(169)

December 31, 2001 reserve balances	17	—	6	23
First quarter 2002 actions	81	14	—	95
Third quarter 2002 actions	10	16	—	26
Fourth quarter 2002 actions	83	—	5	88
Adjustments to prior year’s expenses	(9)	—	(3)	(12)

Total net expense	165	30	2	197
Utilization	(147)	(30)	(7)	(184)
Foreign exchange translation	1	—	—	1

December 31, 2002 reserve balances	$36	$—	$1	$37

      Utilization for 2001 of $169 million includes $94 million of cash payments mainly for severance pay, $70 million incurred related to special pension and other postretirement benefits and $5 million related to the non-cash write-down of certain plant assets. Utilization for 2002 of $184 million includes $111 million incurred related to special pension and other postretirement benefits, $43 million of cash payments mainly for severance pay, $28 million related to the non-cash write-down of certain plant assets and inventory and $2 million of cash payments for other exit costs.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 14. Accounting Change

      Effective January 1, 2002, Visteon adopted Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 no longer permits amortization of goodwill and establishes a new method of testing goodwill for impairment by using a fair-value based approach. Under previous accounting standards, Visteon evaluated goodwill for possible impairment by comparing operating income before amortization of goodwill to the amortization recorded for each of the acquired operations to which the goodwill related. Goodwill is related primarily to the acquisition of the interiors division of Compagnie Plastic Omnium and the increase of Visteon’s ownership in Halla Climate Corporation to 70% by purchasing an additional 35%, both of which occurred in 1999.

      SFAS 142 requires goodwill to be evaluated for possible impairment as of January 1, 2002, and periodically thereafter, using a fair-value approach. An initial test for goodwill impairment using a fair-value approach was performed for the Automotive Operations reporting unit by comparing the estimated fair value of our Automotive Operations reporting unit to its net book value. Visteon’s stock market capitalization, as well as market multiples and other factors, were used as the basis for determining the fair value of the Automotive Operations reporting unit. Because the fair value of the Automotive Operations reporting unit was considered less than its net book value, Visteon recorded an impairment loss on goodwill of $363 million ($265 million after-tax) as a cumulative effect of change in accounting principle in the first quarter of 2002. The pre-tax impairment loss consists of $357 million of net goodwill as of December 31, 2001, and $6 million reclassified to goodwill related to certain acquired intangible assets, as required by SFAS 142.

      The following presents net income and earnings per share, adjusted to reflect the adoption of the non-amortization provisions of SFAS 142, as of the beginning of the periods presented:

	2002	2001	2000

	(in millions, except
	per share amounts)
Net Income (Loss)
Reported net income (loss)	$(352)	$(118)	$270
Goodwill amortization, net of tax	—	17	18

Adjusted net income (loss)	$(352)	$(101)	$288

Earnings (Loss) Per Share — Basic and Diluted
Reported earnings (loss) per share	$(2.75)	$(0.91)	$2.08
Goodwill amortization, net of tax	—	0.13	0.14

Adjusted earnings (loss) per share	$(2.75)	$(0.78)	$2.22

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 15. Cash Flows

      The reconciliation of net income to cash flows provided by (used in) operating activities is as follows:

	2002	2001	2000

	(in millions)
Net income (loss)	$(352)	$(118)	$270
Adjustment to reconcile net income (loss) to cash flows from operating activities:
Cumulative effect of change in accounting, net of tax	265	—	—
Depreciation and amortization	631	666	676
Asset impairment charge related to Glass Operations segment	—	—	220
Loss (gain) on divestitures	26	—	(21)
Earnings of affiliated companies in excess of dividends remitted	(28)	(12)	(18)
Provision for deferred income taxes	(142)	(143)	(87)
Sale of receivables	10	—	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and other current assets	276	(197)	(85)
Decrease (increase) in inventory	85	86	(205)
Increase (decrease) in accounts payable, accrued and other liabilities	94	(185)	(1,690)
Increase in postretirement benefits other than pensions	258	256	243
Other	23	83	171

Cash flows provided by (used in) operating activities	$1,146	$436	$(526)

      Cash paid for interest and income taxes was as follows:

	2002	2001	2000

	(in millions)
Interest	$120	$131	$138
Income taxes	80	44	243

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 16. Segment Information

      Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services and geographic operations.

      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers, or a decision-making group, in deciding how to allocate resources and in assessing performance. Visteon’s chief operating decision-making group is the Strategy Council, which is comprised of the Chairman and Chief Executive Officer and several other senior executives.

      Visteon’s organization is focused on customer business groups, and supported by centralized product development, manufacturing and administrative functions. Consistent with this organization, Visteon’s reportable operating segments are Automotive Operations and Glass Operations. Automotive Operations provides various automotive systems and components mainly to OEM customers; Glass Operations supplies architectural and flat glass to a broad customer base, including OEMs.

      The accounting policies for the operating segments are the same as those described in Note 2, “Accounting Policies,” of our consolidated financial statements. Visteon evaluates the performance of its operating segments based primarily on sales, income before taxes and net income.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 16. Segment Information — (Continued)

      Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
2002
Sales	$17,797	$598	$18,395
Income (loss) before income taxes	(138)	21	(117)
Cumulative effect of change in accounting, net of tax	265	—	265
Net income (loss)	(367)	15	(352)
Depreciation/ amortization	625	6	631
Capital expenditures	716	7	723
Unconsolidated affiliates:
Equity in net income	39	5	44
Investments in	171	20	191
Total assets, end of period	10,908	262	11,170
2001
Sales	$17,222	$621	$17,843
(Loss) before income taxes	(110)	(59)	(169)
Net (loss)	(83)	(35)	(118)
Depreciation/ amortization	661	5	666
Capital expenditures	744	8	752
Unconsolidated affiliates:
Equity in net income	19	5	24
Investments in	140	18	158
Goodwill, end of period	363	—	363
Total assets, end of period	10,853	309	11,162
2000
Sales	$18,721	$746	$19,467
Income (loss) before income taxes	689	(250)	439
Net income (loss)	426	(156)	270
Depreciation/ amortization	641	35	676
Capital expenditures	771	22	793
Unconsolidated affiliates:
Equity in net income	50	6	56
Investments in	122	20	142
Goodwill, end of period	394	—	394
Total assets, end of period	11,116	289	11,405

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 16. Segment Information — (Continued)

      Visteon’s major geographic areas are the United States and Europe. Other geographic areas (primarily Canada, Mexico, South America and Asia Pacific) individually are not material. Financial information segregated by geographic area is as follows:

				Total
Geographic Areas	United States	Europe	All Other	Visteon

	(in millions)
2002
Sales	$13,093	$2,878	$2,424	$18,395
Net property	3,196	1,404	843	5,443
2001
Sales	$12,677	$2,781	$2,385	$17,843
Net property	3,179	1,249	901	5,329
2000
Sales	$14,374	$2,560	$2,533	$19,467
Net property	3,253	1,339	905	5,497

      Visteon’s sales by group of similar products is as follows:

Product Groups	2002	2001

	(in millions)
Automotive Operations
Chassis Products & Systems	$4,544	$4,584
Interior Products & Systems	3,982	3,507
Climate Control Products & Systems	3,786	3,443
Powertrain Products & Systems	3,320	3,246
Electronic Products & Systems	2,233	2,198
Exterior Products & Systems	814	744
Eliminations	(882)	(500)

Total Automotive Operations	17,797	17,222
Glass Operations	598	621

Total Visteon	$18,395	$17,843

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 17. Summary Quarterly Financial Data (Unaudited)

	2002				2001

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share amounts)
Sales	$4,469	$5,039	$4,344	$4,543	$4,723	$4,905	$3,722	$4,493
Operating income (loss)	(89)	127	(75)	(44)	68	(42)	(131)	(12)
Income (loss) before income taxes	(107)	117	(78)	(49)	55	(57)	(146)	(21)
Net income (loss)	(338)	72	(52)	(34)	31	(40)	(95)	(14)
Earnings (loss) per share	$(2.63)	$0.56	$(0.40)	$(0.27)	$0.24	$(0.31)	$(0.74)	$(0.11)

      As discussed further in Note 13 of our consolidated financial statements, Visteon recorded pre-tax charges of $116 million, $26 million and $81 million in the first quarter, third quarter and fourth quarter of 2002, respectively, related to various special charges from restructuring actions and the sale of the restraint electronics business. As discussed further in Note 14 of our consolidated financial statements, results for the first quarter of 2002 include an impairment loss on goodwill of $363 million ($265 million after-tax) as a cumulative effect of change in accounting principle.

      Results for the fourth quarter of 2001 include approximately $40 million of pre-tax income related to adjustments made to estimated provisions for various employee fringe benefit accruals recorded during the first nine months of 2001.

      As discussed further in Note 13 of our consolidated financial statements, Visteon recorded a pre-tax charge of $158 million in the second quarter of 2001 related to the elimination of more than 2,000 salaried positions worldwide and the closure of two European facilities and other actions. In addition, Visteon recorded a pre-tax charge of $34 million in the third quarter of 2001 for special voluntary retirement and separation programs.

Note 18. Subsequent Event

      Since our separation from Ford, Ford has provided us with and charged us for many of our information technology needs. In January 2003, we entered into a 10-year outsourcing agreement with International Business Machines (“IBM”) pursuant to which we will outsource a wide range of IT services on a global basis, including mainframe support services, data centers, customer support centers, application development and maintenance, data network management, desktop support, disaster recovery and web hosting. The service charges under the outsourcing agreement are expected to aggregate about $2 billion during the ten years covered by the agreement, subject to decreases and increases in the service charges based on Visteon’s actual consumption of services to meet its then current business needs. The outsourcing agreement may also be terminated for Visteon’s business convenience after its second full year for a scheduled termination fee. As part of this agreement, IBM will assist us in transitioning from the use of Ford’s IT systems through a one-time, infrastructure replication, application cloning and migration and data warehousing project. We expect additional IT expenditures in 2003 associated with the transition of the outsourcing agreement and the separation from the Ford systems to be in the range of $150 million to $200 million. We anticipate that the result of these actions will be a greater systems separation from Ford, improved flexibility in our overall IT systems and improved global IT services suited to our business.

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.
4.1	Indenture dated as of June 23, 2000 between Visteon and Bank One Trust Company, N.A., as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated July 31, 2000 (filed August 16, 2000).
4.2	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Purchase and Supply Agreement dated as of January 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.3	Letter Relating to Price Reductions dated March 31, 2000 from Ford is incorporated herein by reference to Exhibit 10.3.1 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.4	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.5	Aftermarket Relationship Agreement dated as of January 1, 2000 between Visteon and the Automotive Consumer Services Group of Ford is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.6	Hourly Employee Assignment Agreement dated as of April 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.7	Employee Transition Agreement dated as of April 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.8	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.9	Visteon Corporation 2000 Incentive Plan is incorporated herein by reference to Appendix E to the Proxy Statement of Visteon dated March 26, 2001.*
10.10	Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*

Exhibit
Number	Exhibit Name

10.10.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.10 hereto entered into by Visteon with Messrs. Pestillo, Johnston, Coulson, Orchard and Marcin, and Ms. Fox.*
10.11	Issuing and Paying Agency Agreement dated as of June 5, 2000 between Visteon and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.12	Corporate Commercial Paper — Master Note dated June 1, 2000 is incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.13	Letter Loan Agreement dated as of June 12, 2000 from The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.14	Visteon Corporation Deferred Compensation Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10.15	Visteon Corporation Restricted Stock Plan for Non-Employee Directors is incorporated herein by reference to Appendix F to the Proxy Statement of Visteon dated March 26, 2001.*
10.16	Visteon Corporation Deferred Compensation Plan, as amended.*
10.17	Visteon Corporation Savings Parity Plan.*
10.18	Visteon Corporation Pension Parity Plan.*
10.19	Visteon Corporation Supplemental Executive Retirement Plan.*
10.20	Executive Employment Agreement dated as of September 15, 2000 between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2001.*
10.21	Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt.*
10.22	Visteon Corporation Executive Separation Allowance Plan.*
10.23	Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain executive officers under the plans constituting Exhibits 10.14, 10.16, 10.17, 10.18, 10.19 and 10.22 hereto.*
10.24	Five-Year Revolving Loan Credit Agreement dated as of June 20, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent.
10.25	364-Day/ 1-Year Term-Out Credit Agreement dated as of June 20, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent.
10.26	Five-Year Term Loan Credit Agreement dated as of June 25, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent.
12.1	Statement re: Computation of Ratios.

Exhibit
Number	Exhibit Name

21.1	Subsidiaries of Visteon.
23.1	Consent of Independent Accountants, PricewaterhouseCoopers LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.
99.1	Risk Factors.
99.2	Written Statement of Chief Executive Officer dated February 14, 2003.
99.3	Written Statement of Chief Financial Officer dated February 14, 2003.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

      In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.