Form 10-Q
period 2003-03-31
VISTEON CORP
filed 2003-05-07
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003, or

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

Yes  ✓    No

          As of April 30, 2003, the Registrant had outstanding 130,709,152 shares of common stock, par value $1.00 per share.

Exhibit index located on page number 29.

CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
PART II. OTHER INFORMATION
SIGNATURE
CERTIFICATIONS
EXHIBIT INDEX
Pension Plan Agreement effective as of 11/1/01
Statement Re: Computation of Ratios
Letter of PricewaterhouseCoopers LLP
Written Statement of Chief Executive Officer
Written Statement of Chief Financial Officer

VISTEON CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended March 31, 2003 and 2002
(in millions, except per share amounts)

	First Quarter

	2003	2002

	(unaudited)
Sales
Ford and affiliates	$3,721	$3,646
Other customers	983	823

Total sales	4,704	4,469
Costs and expenses (Notes 2 and 4)
Costs of sales	4,477	4,356
Selling, administrative and other expenses	242	202

Total costs and expenses	4,719	4,558
Operating loss	(15)	(89)
Interest income	4	6
Interest expense	23	29

Net interest expense	(19)	(23)
Equity in net income of affiliated companies (Note 2)	15	5

Loss before income taxes, minority interests and change in accounting	(19)	(107)
Benefit for income taxes	(12)	(40)

Loss before minority interests and change in accounting	(7)	(67)
Minority interests in net income of subsidiaries	8	6

Loss before change in accounting	(15)	(73)
Cumulative effect of change in accounting, net of tax (Note 10)	—	(265)

Net loss	$(15)	$(338)

Basic and diluted loss per share (Note 5)
Before cumulative effect of change in accounting	$(0.12)	$(0.57)
Cumulative effect of change in accounting (Note 10)	—	(2.06)

Basic and diluted	$(0.12)	$(2.63)

Cash dividends per share	$0.06	$0.06

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	March 31,	December 31,
	2003	2002

	(unaudited)
Assets
Cash and cash equivalents	$896	$1,204
Marketable securities	51	74

Total cash and marketable securities	947	1,278
Accounts receivable — Ford and affiliates	1,698	1,401
Accounts receivable — other customers	1,053	828

Total receivables, net	2,751	2,229
Inventories (Note 8)	889	878
Deferred income taxes	199	199
Prepaid expenses and other current assets	171	153

Total current assets	4,957	4,737
Equity in net assets of affiliated companies	201	191
Net property	5,450	5,443
Deferred income taxes	607	566
Other assets	234	233

Total assets	$11,449	$11,170

Liabilities and Stockholders’ Equity
Trade payables	$2,226	$2,083
Accrued liabilities	1,001	1,021
Income taxes payable	25	14
Debt payable within one year	347	348

Total current liabilities	3,599	3,466
Long-term debt	1,295	1,298
Postretirement benefits other than pensions	2,414	2,283
Other liabilities	1,159	1,142
Deferred income taxes	3	3

Total liabilities	8,470	8,192
Stockholders’ equity
Capital stock
Preferred stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 131 million and 129 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,287	3,298
Accumulated other comprehensive loss (Note 9)	(112)	(140)
Other	(26)	(33)
Accumulated deficit	(301)	(278)

Total stockholders’ equity	2,979	2,978

Total liabilities and stockholders’ equity	$11,449	$11,170

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2003 and 2002
(in millions)

	First Quarter

	2003	2002

	(unaudited)
Cash and cash equivalents at January 1	$1,204	$1,024
Cash flows (used in) provided by operating activities	(135)	58
Cash flows from investing activities
Capital expenditures	(181)	(140)
Purchases of securities	(48)	(199)
Sales and maturities of securities	70	100
Other	6	—

Net cash used in investing activities	(153)	(239)
Cash flows from financing activities
Commercial paper (repayments) issuances, net	(17)	—
Short-term debt, net	—	(1)
Proceeds from issuance of other debt	36	44
Principal payments on other debt	(27)	(48)
Purchase of treasury stock	(5)	(11)
Cash dividends	(8)	(8)
Other	(1)	—

Net cash used in financing activities	(22)	(24)
Effect of exchange rate changes on cash	2	(4)

Net decrease in cash and cash equivalents	(308)	(209)

Cash and cash equivalents at March 31	$896	$815

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1. Financial Statements

      The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, including normal recurring adjustments, necessary for a fair statement of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on February 14, 2003.

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

Note 2. Selected Costs, Income and Other Information

Depreciation and Amortization

      Depreciation and amortization expenses are summarized as follows:

	First Quarter

	2003	2002

	(in millions)
Depreciation	$140	$140
Amortization	23	21

Total	$163	$161

Investments with Affiliates

      The following table presents summarized financial data for those affiliates accounted for under the equity method. The amounts represent 100% of the results of operations of these affiliates. Visteon reports its share of their net income in the line “Equity in net income of affiliated companies” on the Consolidated Statement of Income.

	First Quarter

	2003	2002

	(in millions)
Net sales	$291	$179
Gross profit	67	33
Net income	30	12

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 3. Stock-Based Awards

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” This statement amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      Starting January 1, 2003, Visteon began expensing the fair value of stock-based awards granted to employees pursuant to SFAS 123. This standard was adopted on a prospective method basis for stock-based awards granted, modified or settled after December 31, 2002. For stock options and restricted stock awards granted prior to January 1, 2003, Visteon measures compensation cost using the intrinsic value method. If compensation cost for all stock-based awards had been determined based on the estimated fair value of stock options and the fair value set at the date of grant for restricted stock awards, in accordance with the provisions of SFAS 123, Visteon’s reported net loss and loss per share would have changed to the pro forma amounts indicated below:

	First Quarter

	2003	2002

	(in millions, except
	per share amounts)
Net loss, as reported	$(15)	$(338)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	1	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	(3)

Pro forma net loss	$(17)	$(339)

Loss per share:
Basic and diluted — as reported	$(0.12)	$(2.63)
Basic and diluted — pro forma	$(0.13)	$(2.64)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 4. Special Charges

First Quarter 2003 Actions

      In the first quarter of 2003, Visteon recorded pre-tax charges of $31 million ($20 million after-tax) which includes $27 million related to the involuntary separation of about 135 U.S. salaried employees, the separation of about 35 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002, and the elimination of about 120 manufacturing positions in Mexico and other minor actions. Included in the $31 million pre-tax charge are $4 million of non-cash charges related to the write-down of a group of coiled spring and stamping equipment at our Monroe, Michigan, plant for which production activities will be discontinued and the future undiscounted cash flows are less than the carrying value of these fixed assets held for use. Visteon measured the impairment loss by comparing the carrying value of these fixed assets to the expected proceeds from disposal of the assets after completion of remaining production commitments. The above actions were substantially completed during the first quarter of 2003.

      Related to the special voluntary early retirement and separation program that was offered to U.S. salaried employees and recorded during the fourth quarter of 2002, about 82 of the 308 employees who accepted such packages were separated during the first quarter of 2003. The separation of the remaining 226 U.S. salaried employees will take place at various times during the remainder of 2003.

First Quarter 2002 Actions

      In the first quarter of 2002, Visteon recorded total pre-tax charges of $116 million ($74 million after-tax) in costs of sales related to a number of actions discussed further below. In addition, Visteon recorded an impairment loss on goodwill of $363 million ($265 million after-tax) as a cumulative effect of change in accounting principle in the first quarter of 2002 as discussed further in Note 10.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 4. Special Charges — (Continued)

      In the first quarter of 2002, Visteon recorded pre-tax charges of $95 million ($61 million after-tax) related to the separation of 820 employees at Markham, Ontario, as a result of the company’s decision to move nearly all of the non-restraint electronics business to facilities in Mexico, the elimination of about 215 engineering positions in the United States to reduce research and development costs, the closure of our Visteon Technologies facility in California and the related discontinuation of support for our aftermarket navigation systems product line, the closure of our Leatherworks facility in Michigan and the elimination of about 240 manufacturing positions in Mexico. Included in the $95 million pre-tax charge are $12 million of non-cash charges related to the write-down of equipment to be disposed of and the write-down of aftermarket navigation systems inventory. The engineering-related and Mexican manufacturing-related separations, and the closure of Visteon Technologies, were completed in the first quarter of 2002. The Leatherworks facility was closed in the third quarter of 2002. Visteon completed moving all of the non-restraint electronics business to other facilities and separated substantially all Markham employees by the end of 2002.

      Accrued restructuring liabilities relating to 2001 restructuring actions of $5 million ($3 million after-tax) were credited to costs of sales in the first quarter of 2002, reflecting a change in estimated costs to complete these activities.

Reserve Activity

      Reserve balances of $32 million and $37 million at March 31, 2003 and December 31, 2002, respectively, are included in current accrued liabilities on the accompanying balance sheets. The March 31, 2003 reserve balance of $32 million includes $18 million related primarily to 2002 actions. The company anticipates that the restructuring activities to which all of the above charges relate will be substantially completed by the end of 2003.

	Automotive Operations		Glass Operations

	Employee-Related	Other	Employee-Related	Total

	(in millions)
December 31, 2002 reserve balance	$36	$—	$1	$37
First quarter 2003 actions:
Included in costs of sales	21	4	1	26
Included in selling, administrative and other expenses	5	—	—	5

Total net expense	26	4	1	31
Utilization	(31)	(4)	(1)	(36)

March 31, 2003 reserve balance	$31	$—	$1	$32

      Utilization in the first quarter of 2003 of $36 million includes $10 million incurred related to special pension and other postretirement benefits, $22 million of cash payments mainly for severance pay and $4 million related to the non-cash write-down of certain plant assets.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 5. Income (Loss) Per Share of Common Stock

      Basic income (loss) per share of common stock is calculated by dividing reported net income (loss) by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. The calculation of diluted income (loss) per share takes into account the effect of dilutive potential common stock, such as stock options, and contingently returnable shares, such as restricted stock.

	First Quarter

	2003	2002

	(in millions,
	except per share
	amounts)
Numerator:
Net loss	$(15)	$(338)

Denominator:
Average common stock outstanding	129.9	130.6
Less: Average restricted stock outstanding	(3.9)	(2.2)

Basic shares	126.0	128.4
Net dilutive effect of restricted stock and stock options	—	—

Diluted shares	126.0	128.4

Loss per share:
Basic	$(0.12)	$(2.63)
Diluted	$(0.12)	$(2.63)

      For the first quarter of 2003 and first quarter of 2002 potential common stock of about 515,000 and 317,000 shares, respectively, are excluded as the effect would have been antidilutive.

Note 6. Variable Interest Entities

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. There was no effect of adopting FIN 46 on Visteon’s results of operations or financial position.

      From June 30, 2002, a variable interest entity, which is owned by an affiliate of a bank and established to build a headquarters facility to be leased to Visteon, is included in Visteon’s consolidated financial statements, based on an assessment that substantially all of the expected residual risks or rewards of the entity reside with Visteon. Total assets of this entity were about $45 million and $36 million at March 31, 2003 and December 31, 2002, respectively.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 7. Guarantees

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. As of March 31, 2003, the effect of adopting FIN 45 on Visteon’s results of operations and financial position was not material.

      A reconciliation of changes in the product warranty liability is summarized as follows:

First Quarter

2003

(in millions)
Beginning balance	$17
Accruals for products shipped	4
Settlements	(4)

Ending balance	$17

Note 8. Inventories

      Inventories are summarized as follows:

	March 31,	December 31,
	2003	2002

	(in millions)
Raw materials, work-in-process and supplies	$757	$743
Finished products	132	135

Total inventories	$889	$878

U.S. inventories	$551	$548

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 9. Comprehensive Income (Loss)

      Comprehensive income (loss) is summarized as follows:

	First Quarter

	2003	2002

	(in millions)
Net loss	$(15)	$(338)
Change in foreign currency translation adjustments	21	(13)
Other	7	4

Total comprehensive income (loss)	$13	$(347)

      Accumulated other comprehensive loss is comprised of the following:

	March 31,	December 31,
	2003	2002

	(in millions)
Foreign currency translation adjustments	$(41)	$(62)
Realized and unrealized gains/(losses) on derivatives, net of tax	(1)	(8)
Unrealized loss on marketable securities, net of tax	(1)	(1)
Minimum pension liability, net of tax	(69)	(69)

Total accumulated other comprehensive loss	$(112)	$(140)

Note 10. Accounting Change

      Effective January 1, 2002, Visteon adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 no longer permits amortization of goodwill and establishes a new method of testing goodwill for impairment by using a fair-value based approach. Under previous accounting standards, Visteon evaluated goodwill for possible impairment by comparing operating income before amortization of goodwill to the amortization recorded for each of the acquired operations to which the goodwill related. Goodwill is related primarily to the acquisition of the interiors division of Compagnie Plastic Omnium and the increase of Visteon’s ownership in Halla Climate Control Corporation to 70% by purchasing an additional 35%, both of which occurred in 1999.

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

Note 11. Segment Information

      Visteon’s reportable operating segments are Automotive Operations and Glass Operations. Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
First Quarter

2003:
Sales	$4,551	$153	$4,704
Income (loss) before taxes	(23)	4	(19)
Net income (loss)	(18)	3	(15)
Total assets, end of period	11,164	285	11,449
2002:
Sales	$4,321	$148	$4,469
Income (loss) before taxes	(116)	9	(107)
Net income (loss)	(344)	6	(338)
Total assets, end of period	10,737	299	11,036

Note 12. Litigation and Claims

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

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by Visteon for matters discussed in the foregoing paragraph where losses are deemed probable; these reserves are adjusted periodically to reflect estimates of ultimate probable outcomes. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which reserves have not been established could be decided unfavorably to Visteon and could require Visteon to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at March 31, 2003. Visteon does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on our financial condition, results of operations or cash flows, although such an outcome is possible.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 13. Information Technology Agreement

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

Note 14. Seating Operations

      As previously announced, Visteon entered into a summary commercial agreement in principle with Ford Motor Company to exit the Ford seating business located in Chesterfield, Michigan, and transfer seat production to another supplier’s facilities. As contemplated in the summary agreement, about 1,400 Visteon-assigned Ford-UAW employees working at the Chesterfield, Michigan, facility would transfer to Ford. In addition, Visteon would be responsible to reimburse Ford for the actual net costs of exiting seating production through a specified date in 2004, including costs related to hourly employee voluntary retirement and separation programs that Ford is expected to implement during the transition process, offset by certain cost savings expected to be realized by Ford. Pending completion of a binding agreement, Visteon expects to record pre-tax charges of about $225 million based on management’s current estimate of the proposed agreement’s net costs. The ultimate costs of this proposed agreement could vary significantly from management’s current estimate depending on several factors including the ultimate net costs incurred during the seating production transition process. The most critical assumptions underlying this accounting estimate are the actual costs incurred related to the relocation, re-deployment and/or employment termination of the 1,400 Visteon-assigned Ford-UAW employees, offset by defined savings achieved by Ford resulting from resourcing production. A binding agreement is expected to be finalized during the second quarter of 2003, subject to completing the negotiation of definitive terms satisfactory in form and substance to all parties.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Visteon Corporation

      We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its Subsidiaries as of March 31, 2003, and the related consolidated statement of income for each of the three-month periods ended March 31, 2003 and March 31, 2002 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2003 and March 31, 2002. These interim financial statements are the responsibility of the Company’s management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 17, 2003, except for Note 18, as to which the date is January 27, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
April 15, 2003

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, including normal recurring adjustments, necessary for a fair statement of such information. Reference should be made to the consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on February 14, 2003.

Overview

      Visteon’s worldwide sales for the first quarter of 2003 were $4.7 billion, compared with $4.5 billion for the same period in 2002. Visteon reported a net loss of $15 million, or $0.12 per share, for the first quarter of 2003. The loss included after-tax special charges of $20 million. This compares with a first quarter net loss in 2002 of $338 million, or $2.63 per share, which included after-tax special charges of $339 million.

Restructuring, Dispositions and Special Charges

      The table below presents special charges related to restructuring initiatives and other actions during the first quarter of 2003 and 2002:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
First Quarter 2003:

Special charges:
North American salaried restructuring	$(18)	$—	$(18)
Monroe Plant equipment write-down	(4)	—	(4)
European Plan for Growth	(3)	—	(3)
Other actions	(5)	(1)	(6)

Total first quarter 2003 special charges, before taxes	$(30)	$(1)	$(31)

Total first quarter 2003 special charges, after taxes	$(19)	$(1)	$(20)

First Quarter 2002:

Special charges:
Exit of Markham and other actions	$(95)	$—	$(95)
Loss on sale of restraint electronics business	(26)	—	(26)
Adjustments to prior year’s expense	3	2	5

Total first quarter 2002 special charges, before taxes and change in accounting	$(118)	$2	$(116)

Total first quarter 2002 special charges, after taxes*	$(341)	$2	$(339)

*	Includes a special charge of $265 million for a change in accounting (goodwill).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

     In the first quarter of 2003, Visteon recorded total pre-tax special charges of $31 million ($20 million after-tax). This total includes $21 million ($13 million after-tax) for salaried restructuring actions taken at various North American manufacturing operations and for further implementation of the European Plan for Growth. A non-cash, pre-tax charge of $4 million ($3 million after-tax) was also recorded to write-down coiled spring and stamping equipment located at our Monroe, Michigan, plant. Production activities related to this equipment will be discontinued and future undiscounted cash flows are less than the carrying value of these fixed assets held for use. Other special charges recorded in first quarter of 2003 related primarily to additional employee separation programs resulting in pre-tax charges of $6 million ($4 million after-tax). See Note 4 of our consolidated financial statements, which is incorporated herein by reference, for a further description of these restructuring actions. Of the $31 million in pre-tax charges described above, $27 million are expected to be settled in cash and $4 million are non-cash related. We incurred charges in 2002 associated with the European plan for Growth and expect additional charges in 2003 and 2004, with total lifetime restructuring charges related to the plan of up to $150 million.

      During the first quarter of 2002, Visteon recorded special charges of $116 million before taxes ($74 million after-tax) related to a number of restructuring actions and the sale of our restraint electronics business, as described in Note 4 of our consolidated financial statements, which is incorporated herein by reference. In addition, during the quarter the company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” With this change in accounting principle, Visteon recorded a non-cash write-off for the value of goodwill of $265 million after-tax, as described in Note 10 of our consolidated financial statements, which is incorporated herein by reference. Of the $116 million in pre-tax charges recorded in the first quarter of 2002, $78 million is cash related and $38 million is non-cash related.

      In addition, Visteon entered into a summary commercial agreement in principle with Ford Motor Company to exit the seating business located in Chesterfield, Michigan, and transfer seat production to another supplier’s facilities as described in Note 14 of our consolidated financial statements, which is incorporated herein by reference. Pending completion of a binding agreement, Visteon expects to record pre-tax special charges of about $225 million based on management’s current estimate of the proposed agreement’s net costs. The ultimate costs of this proposed agreement could vary significantly from management’s current estimate depending on several factors including the ultimate net costs incurred in the seating production transition process. The most critical assumptions underlying this accounting estimate are the actual costs incurred related to the relocation, re-deployment and/or employment termination of the 1,400 Visteon-assigned Ford-UAW employees, offset by defined savings achieved by Ford resulting from resourcing production. A binding agreement is expected to be finalized during the second quarter of 2003, subject to the completion of the negotiation of definitive terms satisfactory in form and substance to all parties.

      We continue to evaluate the possibility of partnerships, sales or closings involving other under-performing or non-core businesses. However, there can be no assurance that a transaction or other arrangement favorable to Visteon will occur in the near term or at all.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations

First Quarter 2003 Compared with First Quarter 2002

      Sales for each of our segments for the first quarter of 2003 and 2002 are summarized in the following table:

	First Quarter		2003
			over
	2003	2002	2002

	(in millions)
Automotive Operations	$4,551	$4,321	$230
Glass Operations	153	148	5

Total sales	$4,704	$4,469	$235

Memo: Sales to non-Ford customers
Amount	$983	$823	$160
Percentage of total sales	21%	18%	3 pts

      Sales for Automotive Operations in the first quarter of 2003 were $4,551 million, compared with $4,321 million in the first quarter of 2002, an increase of $230 million or 5%. Sales for Glass Operations were $153 million in the first quarter of 2003, compared with $148 million in the first quarter of 2002, an increase of $5 million or 3%. Increased sales for Automotive Operations reflect primarily new business and favorable currency fluctuations, offset partially by price reductions. Sales for Automotive Operations also were affected by lower sales associated with precious metals purchased under sourcing arrangements directed by Ford and the sale of our restraint electronics business effective April 1, 2002. Increased sales for Glass Operations reflect primarily favorable product mix and higher aftermarket volume, offset partially by lower commercial volume and price reductions. Sales to non-Ford customers increased $160 million, or 19%, from the first quarter of 2002, and were 21% of total sales for the first quarter of 2003.

      Cost of Sales for the first quarter of 2003 were $4,477 million, $121 million higher when compared with the first quarter of 2002. Cost of sales primarily includes material, labor, manufacturing overhead and other costs, such as product development costs. The increase reflects primarily costs associated with new business, the impact of currency fluctuations, and higher health care costs, pension costs and wage costs, offset partially by net material cost reductions, lower costs associated with precious metals purchased under sourcing arrangements directed by Ford, manufacturing efficiencies, and the effect of lower Ford North American production volume. Special charges were also lower in the first quarter of 2003 than in the first quarter of 2002, totaling $26 million and $116 million, respectively.

      Selling, administrative and other expenses for the first quarter of 2003 were $242 million as compared with $202 million in the first quarter of 2002, an increase of $40 million. The increase reflects primarily several infrastructure actions including information technology spending, supplemental resources to support our cost reduction initiatives, currency impact, and special charges. Costs associated with such infrastructure actions are expected to result in higher selling, administrative and other expenses in 2003. Special charges of $5 million were classified in selling, administrative and other expenses in the first quarter of 2003.

      Net interest expense of $19 million in the first quarter of 2003 was down $4 million from the first quarter of 2002 reflecting lower average debt balances and lower average interest rates on both cash and debt balances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Equity in net income of affiliated companies was $15 million in the first quarter of 2003 compared with $5 million for the same period in 2002, with the increase related primarily to our affiliates located in China.

      Income (loss) before income taxes, is the primary profitability measure used by our chief operating decision-makers; both including and excluding the effect of special items. The following table shows income (loss) before income taxes for the first quarter of 2003 and 2002 for each of our segments:

	First Quarter		2003
			over/(under)
	2003	2002	2002

		(in millions)
Automotive Operations	$(23)	$(116)	$93
Glass Operations	4	9	(5)

Total	$(19)	$(107)	$88

Memo: Special charges included above	$(31)	$(116)	$85

      Automotive Operations’ first quarter 2003 loss before income taxes was $23 million compared with a loss before income taxes of $116 million for the same period in 2002. The $93 million improvement reflects primarily lower special charges. Additional favorable factors include net material cost reductions and manufacturing efficiencies, earnings from operations and affiliates in Asia and new business which are offset partially by price reductions to our customers, higher health care costs, pension costs and IT costs. Special charges were $30 million in the first quarter of 2003 and $118 million in the first quarter of 2002.

      Income before income taxes for Glass Operations for the first quarter of 2003 was $4 million compared with $9 million for the first quarter of 2002. The decline reflects primarily higher wage rates and other net manufacturing costs, offset in part by higher aftermarket volume and favorable product mix. Special charges were $1 million in the first quarter of 2003. The first quarter of 2002 results include the benefit of $2 million related to adjustments to the reserve for special charges.

      Benefit for income taxes represents an effective tax rate of 36% for the first quarter of 2003 and 2002.

      Minority interests in net income of subsidiaries was $8 million in the first quarter of 2003 compared with $6 million in the comparable period in 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Net income (loss) for the first quarter of 2003 and 2002 are shown in the following table for each of our segments:

	First Quarter		2003
			over/(under)
	2003	2002	2002

	(in millions)
Automotive Operations	$(18)	$(344)	$326
Glass Operations	3	6	(3)

Total	$(15)	$(338)	$323

Memo: Cumulative effect of change in accounting (goodwill)	$—	$(265)	$265
After-tax restructuring charges	(20)	(74)	54

Special charges included above	$(20)	$(339)	$319

      Visteon reported a total net loss for the first quarter of 2003 of $15 million compared with a net loss of $338 million for the first quarter of 2002. Special charges were $20 million in the first quarter of 2003 and $339 million in the first quarter of 2002.

Liquidity and Capital Resources

      Our balance sheet reflects cash and marketable securities of about $950 million and total debt of about $1.6 billion at March 31, 2003, compared with cash and marketable securities of about $1.3 billion and total debt of about $1.6 billion at December 31, 2002. Our net debt, defined as the amount by which total debt exceeds total cash and marketable securities, was about $700 million at March 31, 2003, and about $370 million at December 31, 2002. The change in our cash and marketable securities and net debt resulted primarily from a seasonal increase in trade working capital requirements and capital expenditures. Trade working capital includes accounts receivable plus inventories less trade payables. Our ratio of total debt to total capital, which consists of total debt plus total stockholders’ equity, was 36% at both March 31, 2003 and December 31, 2002.

      Visteon has financing arrangements providing contractually committed, unsecured revolving credit facilities with a syndicate of third-party lenders providing for a maximum of $1.8 billion in committed, unsecured credit facilities (the “Credit Facilities”). The terms of the Credit Facilities provide for a 364-day revolving credit line in the amount of $775 million, which expires June 2003, and a five-year revolving credit line in the amount of $775 million, which expires June 2007. We expect to extend the terms of the 364-day facility for another year during the second quarter of 2003 although there can be no assurance it will be on the same terms and conditions. The Credit Facilities also provide for a five-year, delayed-draw term loan in the amount of $250 million, which will be used primarily to finance construction of a headquarters facility. During the first quarter of 2003, Visteon did not borrow under any of these arrangements. In April 2003, Visteon made its initial draw against the delayed-draw term loan in the amount of $48 million. Visteon has maintained a commercial paper program providing up to $1,550 million of borrowing ability, utilizing the credit lines as backup. As of March 31, 2003, the outstanding balance under our commercial paper program was about $150 million and has been reduced steadily compared with prior periods. In the event the availability of commercial paper is reduced, our revolving credit lines provide a backup source for funding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Visteon maintains a trade payables program through General Electric Capital Corporation (“GECC”) that provides financial flexibility to Visteon and its suppliers. When a supplier participates in the program, GECC pays the supplier the amount due from Visteon in advance of the original due date. In exchange for the earlier payment, our suppliers accept a discounted payment. On the original due date of the payables, Visteon pays GECC the full amount. At March 31, 2003, we had approximately $45 million due to GECC under this program, classified as trade payables in the consolidated balance sheet. As part of the same program with GECC, Visteon is allowed to defer payment to GECC on the trade payables described above for a period of up to 30 days at a market rate based fee. Any amounts deferred under the program would be classified as short-term debt. As of March 31, 2003, Visteon had not exercised the deferral option of the program.

      As of March 31, 2003, there have been no material changes to our long-term obligations as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, except related to our information technology agreement with IBM, which is discussed further in Note 13 of our consolidated financial statements, which is incorporated herein by reference. Also, from time to time we enter into purchase commitments with various suppliers in the ordinary course of business.

      We have guaranteed about $25 million of borrowings held by unconsolidated joint ventures and have extended loans of about $8 million to unconsolidated joint ventures, as of March 31, 2003. In addition, we have guaranteed Tier 2 suppliers’ debt and lease obligations of about $16 million, at March 31, 2003, to ensure the continued supply of essential parts. These obligations and Visteon’s level of commitment remain unchanged from December 31, 2002.

      Visteon is rated by Standard & Poor’s and Moody’s. We presently have long-term credit ratings of BBB/ Baa2, respectively, and short-term credit ratings of A3/ P2, respectively. On March 14, 2003, Standard & Poor’s reduced our short-term credit rating from A2 to A3 and reduced our outlook from Stable to Negative. On April 15, 2003, Standard & Poor’s placed us and several other companies on Credit Watch, with negative implications with respect to both our long and short-term credit ratings, stating their concerns about underfunded employee benefit obligations. If we were to be downgraded to BBB-/ Baa3, we believe we would continue to have access to sufficient liquidity to meet ongoing operating requirements; however our cost of borrowing may increase. If sufficient levels of commercial paper were no longer available, we would utilize alternative sources of liquidity, including those discussed above and receivables-based funding sources available to us.

      Visteon’s net interest expense of $19 million for the first quarter of 2003 was $4 million lower than the first quarter of 2002. The lower net interest expense compared with the first quarter of 2002 reflects lower average debt balances in the first quarter of 2003 along with lower average interest rates on both cash and debt balances.

      In addition, Visteon has entered into interest rate swaps to manage its interest rate risk. These swaps effectively convert a portion of Visteon’s fixed rate debt into variable rate debt, and as a result, approximately 30% of the company’s borrowings are on a fixed-rate basis, while the remainder is subject to changes in short-term interest rates. As interest rates have fallen, Visteon’s interest rate swaps contributed favorably to reduce interest expense in 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Our cash and liquidity needs are impacted by the level, variability and timing of our customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. Our intra-year needs also are impacted by seasonal effects in the industry, such as the shutdown of operations for about two weeks in July, the subsequent ramp-up of new model production and the additional one-week shutdown in December by our primary North American customers. Based on our present assessment of future customer production levels, over a two-year time horizon, we believe we can meet general and seasonal cash needs using cash flows from operations, cash balances and borrowings, if needed. We also believe we can supplement these sources with access to the capital markets on satisfactory terms and in adequate amounts, if needed, although there can be no assurance that this will be the case.

Cash Flows

Operating Activities

      Cash used by operating activities during the first quarter of 2003 totaled $135 million, compared with cash provided by operating activities of $58 million for the same period in 2002. The use of cash in 2003 reflects primarily a seasonal increase in trade working capital requirements which were a negative $390 million in the first quarter of 2003, compared with negative $190 million in the first quarter of 2002. The negative $390 million in first quarter of 2003 reflects primarily an increase in receivables resulting from higher first quarter vehicle production compared with the fourth quarter of 2002, and the timing of collections. Depreciation and accruals were partial offsets. Cash payments related to restructuring actions were $41 million and $37 million during the first quarter of 2003 and 2002, respectively.

Investing Activities

      Cash used in investing activities was $153 million during the first quarter of 2003, compared with $239 million for the same period in 2002. Our capital expenditures for the first quarter of 2003 totaled $181 million, compared with $140 million in the first quarter of 2002. We expect our capital spending in 2003 will be higher than the past few years as we undertake spending to construct a headquarters facility for consolidation of operations and also to fund our IT infrastructure. We anticipate that our future headquarters will allow us to centralize customer support functions, research and development, and selected business operations at less cost than we are spending on those activities today. During the first quarter of 2003 we had net sales and maturities of marketable securities of $22 million, compared with net purchases of securities of $99 million in the first quarter of 2002. The lower level of securities purchased during the first quarter of 2003 reflects the lower level of attractiveness of these securities as interest rates have fallen compared with the first quarter of 2002.

Financing Activities

      Cash used in financing activities totaled $22 million in the first quarter of 2003, compared with $24 million in the first quarter of 2002. The use of cash reflects primarily funds used to repay maturing short-term commercial paper obligations and dividend payments, offset partially by proceeds from issuance of other debt, net of principal payments.

      On March 12, 2003, the Visteon Board of Directors declared a dividend of $0.06 per share on the company’s common stock, payable on June 2, 2003, to the stockholders of record as of May 2, 2003. The dividend of $0.06 per share declared by the Visteon Board of Directors on January 10, 2003, was paid on February 24, 2003. Visteon has paid a dividend each quarter since it became an independent, publicly traded company in June 2000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

New Accounting Standards and Accounting Changes

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The provisions of the new standard are effective for restructuring, exit or disposal activities initiated after December 31, 2002. The effect of adopting SFAS 146 on Visteon’s results of operations and financial position was not material, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. As of March 31, 2003, the effect of adopting FIN 45 on Visteon’s results of operations and financial position was not material.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” This statement amends Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Starting January 1, 2003, Visteon began expensing the fair value of stock-based awards granted to employees pursuant to SFAS 123. This standard was adopted on a prospective method basis for stock-based awards granted, modified or settled after December 31, 2002. The effect of expensing the fair value of stock options granted after December 31, 2002, resulted in additional compensation expense of less than $1 million, net of taxes, during the first quarter of 2003.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. There was no effect of adopting FIN 46 on Visteon’s results of operations and financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Other Financial Information

      PricewaterhouseCoopers LLP, our independent accountants, performed a limited review of the financial data presented on pages 1 through 12 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the 1933 Act and the independent accountant’s liability under Section 11 does not extend to it.

Forward-Looking Statements

      This report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions but rather are subject to various risks and uncertainties. Some of these risks and uncertainties include change in the operations of our customers, particularly Ford Motor Company; our ability to win new business from customers other than Ford; our ability to realize cost savings in connection with various restructuring plans; our ability to make pension and other post-retirement payments; labor disruptions; changes in global economic conditions, and other factors, risks and uncertainties identified in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2003, and our other filings with the Securities and Exchange Commission. The risks and uncertainties so identified are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition and results of operations. For these reasons, we caution you not to place undue reliance on our forward-looking statements. We do not assume any obligation to update any of these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

      Our primary foreign exchange exposure includes the Mexican peso, the euro, the Canadian dollar and the Czech koruna. Because of the mix between our costs and our revenues in various regions, we generally are exposed to strengthening of the Mexican peso, the Canadian dollar and the Czech koruna and to weakening of the euro. For transactions in these currencies, we utilize a strategy of partial coverage. As of March 31, 2003, our coverage for projected transactions in these currencies was about 60% for 2003.

      The net fair value of financial instruments used to reduce our exposure to volatility in foreign currency exchange rates has changed since December 31, 2002. This change is due primarily to the strengthening of the euro and the Canadian dollar and, secondarily, the weakening of the British pound relative to the dollar.

      As of March 31, 2003 and December 31, 2002, the net fair value of financial instruments with exposure to currency risk was a loss of $17 million and $36 million, respectively. The hypothetical pre-tax gain or loss in fair value of these instruments from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $92 million as of March 31, 2003, and approximately $86 million as of December 31, 2002. These estimated changes assume a parallel shift in all currency exchange rates. Because exchange rates typically do not all move in the same direction, however, the estimate may overstate the impact of changing exchange rates on the net fair value of our financial derivatives. It is important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

      There are no known material changes to our exposure to interest rate risk since December 31, 2002.

Commodity Market Risk

      There are no known material changes to our exposure to commodity market risk since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

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

      As discussed in Note 13 of our consolidated financial statements, which are incorporated herein by reference, we have entered into an agreement that will alter our global IT outsourcing arrangements. This outsourcing arrangement and subsequent transition from Ford’s IT systems may affect existing business processes and related internal controls within Visteon. As part of the transition, ongoing evaluations of the internal control activity related to these processes will be performed.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are involved in various legal proceedings, which are ordinary, routine proceedings, incidental to the conduct of our business. We do not believe that any legal proceedings to which we are a party will have a material adverse effect on our financial condition or results of operations, although such an outcome is possible.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      Please refer to the Exhibit Index on Page 29.

      (b) Reports on Form 8-K

      The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 2003.

      Current Report on Form 8-K dated January 10, 2003, included information relating to the declaration of a cash dividend.

      Current Report on Form 8-K dated January 23, 2003, included information relating to our fourth quarter and fiscal year 2002 results.

      Current Report on Form 8-K dated February 12, 2003, included information related to the appointment of a new board member and the resignation of a board member.

      Current Report on Form 8-K dated March 6, 2003, included information related to an agreement to exit our seating business.

      Current Report on Form 8-K dated March 12, 2003, included information related to the appointment of a new board member and the declaration of a cash dividend.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ DANIEL R. COULSON

Daniel R. Coulson
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2003

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

Date: May 7, 2003

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

Date: May 7, 2003

/s/ DANIEL R. COULSON

Daniel R. Coulson
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.
4.1	Indenture dated as of June 23, 2000 between Visteon and Bank One Trust Company, N.A., as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated July 31, 2000 (filed August 16, 2000).
4.2	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Purchase and Supply Agreement dated as of January 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.3	Letter Relating to Price Reductions dated March 31, 2000 from Ford is incorporated herein by reference to Exhibit 10.3.1 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.4	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.5	Aftermarket Relationship Agreement dated as of January 1, 2000 between Visteon and the Automotive Consumer Services Group of Ford is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.6	Hourly Employee Assignment Agreement dated as of April 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.7	Employee Transition Agreement dated as of April 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.8	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.9	Visteon Corporation 2000 Incentive Plan is incorporated herein by reference to Appendix E to the Proxy Statement of Visteon dated March 26, 2001.*
10.10	Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*

Exhibit
Number		Exhibit Name

10.10	.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.10 hereto entered into by Visteon with Messrs. Pestillo, Johnston, Coulson, Orchard and Marcin, and Ms. Fox is incorporated herein by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.11		Issuing and Paying Agency Agreement dated as of June 5, 2000 between Visteon and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.12		Corporate Commercial Paper — Master Note dated June 1, 2000 is incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.13		Letter Loan Agreement dated as of June 12, 2000 from The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.14		Visteon Corporation Deferred Compensation Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10.15		Visteon Corporation Restricted Stock Plan for Non-Employee Directors is incorporated herein by reference to Appendix F to the Proxy Statement of Visteon dated March 26, 2001.*
10.16		Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.17		Visteon Corporation Savings Parity Plan is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.18		Visteon Corporation Pension Parity Plan is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.19		Visteon Corporation Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.20		Executive Employment Agreement dated as of September 15, 2000 between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2001.*
10.21		Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.22		Visteon Corporation Executive Separation Allowance Plan is incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.23		Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain executive officers under the plans constituting Exhibits 10.14, 10.16, 10.17, 10.18, 10.19 and 10.22 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*

Exhibit
Number	Exhibit Name

10.24	Five-Year Revolving Loan Credit Agreement dated as of June 20, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.25	364-Day/ 1-Year Term-Out Credit Agreement dated as of June 20, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.26	Five-Year Term Loan Credit Agreement dated as of June 25, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.27	Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt.*
12.1	Statement re: Computation of Ratios.
15.1	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated May 5, 2003, relating to Financial Information.
99.1	Written Statement of Chief Executive Officer dated May 7, 2003.
99.2	Written Statement of Chief Financial Officer dated May 7, 2003.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

      In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.