Form 10-Q
period 2003-06-30
VISTEON CORP
filed 2003-07-29
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003, or

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

Yes  ✓    No

          As of June 30, 2003, the Registrant had outstanding 130,733,299 shares of common stock, par value $1.00 per share.

Exhibit index located on page number 31.

CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
PART II. OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX
364-Day/1 Year Term-Out Credit Agreement
Statement Re: Computation of Ratios
Letter of PricewaterhouseCoopers LLP
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification for Chief Financial Officer
Press Release dated July 25, 2003

VISTEON CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended June 30, 2003 and 2002
(in millions, except per share amounts)

	Second Quarter		First Half

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Sales
Ford and affiliates	$3,592	$4,128	$7,313	$7,774
Other customers	1,021	911	2,004	1,734

Total sales	4,613	5,039	9,317	9,508
Costs and expenses (Notes 2 and 4)
Costs of sales	4,625	4,696	9,102	9,052
Selling, administrative and other expenses	239	216	481	418

Total costs and expenses	4,864	4,912	9,583	9,470
Operating income (loss)	(251)	127	(266)	38
Interest income	4	5	8	11
Interest expense	24	24	47	53

Net interest expense	(20)	(19)	(39)	(42)
Equity in net income of affiliated companies (Note 2)	15	9	30	14

Income (loss) before income taxes, minority interests and change in accounting	(256)	117	(275)	10
Provision (benefit) for income taxes	(98)	38	(110)	(2)

Income (loss) before minority interests and change in accounting	(158)	79	(165)	12
Minority interests in net income of subsidiaries	9	7	17	13

Income (loss) before change in accounting	(167)	72	(182)	(1)
Cumulative effect of change in accounting, net of tax (Note 11)	—	—	—	(265)

Net income (loss)	$(167)	$72	$(182)	$(266)

Basic and diluted income (loss) per share (Note 6)
Before cumulative effect of change in accounting	$(1.33)	$0.56	$(1.45)	$(0.01)
Cumulative effect of change in accounting (Note 11)	—	—	—	(2.06)

Basic and diluted	$(1.33)	$0.56	$(1.45)	$(2.07)

Cash dividends per share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	June 30,	December 31,
	2003	2002

	(unaudited)
Assets
Cash and cash equivalents	$848	$1,204
Marketable securities	3	74

Total cash and marketable securities	851	1,278
Accounts receivable — Ford and affiliates	1,700	1,401
Accounts receivable — other customers	1,056	828

Total receivables, net	2,756	2,229
Inventories (Note 9)	852	878
Deferred income taxes	198	199
Prepaid expenses and other current assets	176	153

Total current assets	4,833	4,737
Equity in net assets of affiliated companies	188	191
Net property	5,565	5,443
Deferred income taxes	790	566
Other assets	226	233

Total assets	$11,602	$11,170

Liabilities and Stockholders’ Equity
Trade payables	$2,136	$2,083
Accrued liabilities	1,031	1,021
Income taxes payable	36	14
Debt payable within one year	320	348

Total current liabilities	3,523	3,466
Long-term debt	1,380	1,298
Postretirement benefits other than pensions	2,364	2,283
Other liabilities	1,450	1,142
Deferred income taxes	3	3

Total liabilities	8,720	8,192
Stockholders’ equity
Capital stock
Preferred stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 131 million and 129 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,287	3,298
Accumulated other comprehensive loss (Note 10)	(38)	(140)
Other	(23)	(33)
Accumulated deficit	(475)	(278)

Total stockholders’ equity	2,882	2,978

Total liabilities and stockholders’ equity	$11,602	$11,170

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2003 and 2002
(in millions)

	First Half

	2003	2002

	(unaudited)
Cash and cash equivalents at January 1	$1,204	$1,024
Cash flows (used in) provided by operating activities	(68)	453
Cash flows from investing activities
Capital expenditures	(403)	(299)
Purchases of securities	(48)	(437)
Sales and maturities of securities	118	250
Other	13	26

Net cash used in investing activities	(320)	(460)
Cash flows from financing activities
Commercial paper, net	(65)	(111)
Proceeds from issuance of other debt	161	66
Principal payments on other debt	(64)	(77)
Purchase of treasury stock	(5)	(11)
Cash dividends	(16)	(16)
Other	2	—

Net cash provided by (used in) financing activities	13	(149)
Effect of exchange rate changes on cash	19	8

Net decrease in cash and cash equivalents	(356)	(148)

Cash and cash equivalents at June 30	$848	$876

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

Note 2. Selected Costs, Income and Other Information

Depreciation and Amortization

      Depreciation and amortization expenses are summarized as follows:

	Second Quarter		First Half

	2003	2002	2003	2002

	(in millions)
Depreciation	$144	$140	$284	$280
Amortization	25	20	48	41

Total depreciation and amortization	$169	$160	$332	$321

Investments with Affiliates

      The following table presents summarized financial data for those affiliates accounted for under the equity method. The amounts represent 100% of the results of operations of these affiliates. Visteon reports its share of their net income in the line “Equity in net income of affiliated companies” on the Consolidated Statement of Income.

	Second Quarter		First Half

	2003	2002	2003	2002

	(in millions)
Net sales	$334	$219	$625	$398
Gross profit	70	43	137	76
Net income	30	22	60	34

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 3. Stock-Based Awards

      Starting January 1, 2003, Visteon began expensing the fair value of stock-based awards granted to employees pursuant to Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” This standard was adopted on a prospective method basis for stock-based awards granted, modified or settled after December 31, 2002. For stock options and restricted stock awards granted prior to January 1, 2003, Visteon measures compensation cost using the intrinsic value method. If compensation cost for all stock-based awards had been determined based on the estimated fair value of stock options and the fair value set at the date of grant for restricted stock awards, in accordance with the provisions of SFAS 123, Visteon’s reported net income (loss) and income (loss) per share would have changed to the pro forma amounts indicated below:

	Second Quarter		First Half

	2003	2002	2003	2002

	(in millions, except per share amounts)
Net income (loss), as reported	$(167)	$72	$(182)	$(266)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3	1	4	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)	(5)	(10)	(8)

Pro forma net income (loss)	$(171)	$68	$(188)	$(271)

Income (loss) per share:
Basic and diluted — as reported	$(1.33)	$0.56	$(1.45)	$(2.07)
Basic and diluted — pro forma	$(1.36)	$0.53	$(1.49)	$(2.11)

Note 4. Special Charges

First Half 2003 Actions

      Visteon recorded in operating results $266 million and $297 million of pre-tax special charges in the second quarter of 2003 and the first half of 2003, respectively, as summarized below.

	Second Quarter		First Half

	Pre-tax	After-tax	Pre-Tax	After-tax

	(in millions)
Restructuring and other charges:
Second quarter 2003 actions	$49	$31	$49	$31
First quarter 2003 actions	—	—	31	20

Total restructuring and other charges	49	31	80	51
Loss related to seating operations*	217	139	217	139

Total special charges	$266	$170	$297	$190

*	Second quarter and first half 2003 amounts include $18 million related to operating losses between the effective date of the agreements (April 1, 2003) and the date the agreements were finalized (June 23, 2003).

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 4. Special Charges — (Continued)

Restructuring and Other Charges

      In the second quarter of 2003, Visteon recorded pre-tax charges of $49 million ($31 million after-tax) related to the involuntary separation of 570 hourly employees located in Germany, the separation of about 93 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002, and other minor actions. The total charge expected to be incurred related to the involuntary separation program in Germany is expected to be about $50 million, of which $42 million was recorded in the second quarter of 2003, with the balance to be recorded in the third and fourth quarters of 2003 based on the estimated dates of the remaining employee separations. As of June 30, 2003, about 200 of the 570 hourly employees were separated. All of the other actions were substantially completed during the second quarter of 2003.

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

      Related to the special voluntary early retirement and separation program that was offered to U.S. salaried employees and recorded during the fourth quarter of 2002, about 164 of the 308 employees who accepted such packages were separated during the first half of 2003. The separation of the remaining U.S. salaried employees will take place at various times during the remainder of 2003.

Seating Operations

      During the second quarter of 2003, Visteon finalized an agreement with Ford Motor Company to transfer seat production located in Chesterfield, Michigan, to another supplier. As part of this agreement, about 1,470 Visteon-assigned Ford-UAW employees working at the Chesterfield, Michigan, facility transferred to Ford, and Visteon agreed to be responsible to reimburse Ford for the actual net costs of transferring seating production through June 2004, including costs related to Ford hourly employee voluntary retirement and separation programs that Ford is expected to implement, offset by certain cost savings expected to be realized by Ford. In addition, Visteon and the new supplier entered into a transitional services agreement under which Visteon would be reimbursed for certain engineering and other services.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 4. Special Charges — (Continued)

      Included in costs of sales and our operating results for the second quarter of 2003 is $217 million related to the seating operations consisting of:

•	$114 million of payments to Ford primarily for the estimated costs of separating approximately 650 hourly Ford-UAW employees under Ford employee retirement and separation programs expected to be implemented by Ford during the transition process;

•	$60 million of net other contractually-committed cost payments to Ford;

•	$25 million non-cash charge related to certain seating-related fixed assets, for which production activities will be discontinued and the future undiscounted cash flows are less than the carrying value of these fixed assets held for use. Visteon measured the impairment loss by comparing the carrying value of these fixed assets to the expected proceeds from disposal of the assets after completion of remaining production commitments.

•	$18 million related to operating losses incurred between the effective date of the agreement (April 1, 2003) and the date the agreements were finalized (June 23, 2003).

      Based upon the terms in the agreement related to the $174 million of payments to Ford, Visteon expects to pay about $98 million at various times through June 30, 2004, with about $76 million related to the separation program costs expected to be paid annually in equal installments over ten years with interest. The ultimate costs and cash payments related to this agreement depend on several factors including the actual net costs incurred during the seating production transition phase that is expected to conclude by June 2004. The most critical factors that impact this are the ultimate actual costs incurred related to the relocation, re-deployment and/or employment termination of the 1,470 Visteon-assigned Ford-UAW employees, and the savings achieved by Ford (as defined in the agreement) resulting from resourcing production that will serve as an offset to the transition costs.

      The Hourly Employee Assignment Agreement between Visteon and Ford, entered into in connection with our separation from Ford, provides a mechanism for determining a cash settlement amount for postretirement health and life insurance benefits associated with Visteon-assigned Ford-UAW employees that transfer to Ford. Under this agreement, Ford will assume the retiree health and life benefits for such employees and Visteon will reimburse Ford an amount equal to the SFAS 106 actuarially determined accumulated projected benefit obligation that was transferred to Ford. The agreement also provides that if the reimbursement related to such transfers exceeds $10 million per year, then Visteon has the option to pay $10 million in the first year and pay the balance in succeeding years in annual installments of at least $5 million until the obligation is satisfied, with outstanding amounts bearing interest based on a variable rate equal to the 90-day Treasury Bill rate. During the second quarter of 2003, Visteon reclassified approximately $148 million in postretirement health and life insurance benefit obligations as a liability to Ford based on the estimated SFAS 106 actuarially determined accumulated projected benefit obligation associated with the 1,470 Visteon-assigned Ford-UAW employees working at the Chesterfield, Michigan facility that were transferred to Ford. This amount will be adjusted in the future based upon final actuarial valuation results. At June 30, 2003, about $138 million of this obligation is classified in the line “Other Liabilities” on the Consolidated Balance Sheet with the remainder in current accrued liabilities.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 4. Special Charges — (Continued)

First Half 2002 Actions

      In the first quarter of 2002, Visteon recorded total pre-tax charges of $116 million ($74 million after-tax) in costs of sales related to a number of actions discussed further below. In addition, Visteon recorded an impairment loss on goodwill of $363 million ($265 million after-tax) as a cumulative effect of change in accounting principle in the first quarter of 2002 as discussed further in Note 11.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 4. Special Charges — (Continued)

Restructuring Reserve Activity

      Reserve balances of $47 million and $37 million at June 30, 2003 and December 31, 2002, respectively, are included in current accrued liabilities on the accompanying balance sheets. The June 30, 2003 reserve balance of $47 million includes $15 million related to 2002 actions. The following table does not include costs and expenses associated with the transfer of the seating operations.

	Automotive Operations		Glass Operations

	Employee-Related	Other	Employee-Related	Total

	(in millions)
December 31, 2002 reserve balance	$36	$—	$1	$37
First quarter 2003 actions:
Included in costs of sales	21	4	1	26
Included in selling, administrative and other expenses	5	—	—	5
Second quarter 2003 actions:
Included in costs of sales	49	—	—	49

Total net expense	75	4	1	80
Foreign currency translation	3			3
Utilization	(68)	(4)	(1)	(73)

June 30, 2003 reserve balance	$46	$—	$1	$47

      Utilization in the first half of 2003 of $73 million includes $19 million incurred related to special pension and other postretirement benefits, $50 million of cash payments mainly for severance pay and $4 million related to the non-cash write-down of certain plant assets.

Note 5. Debt

      Visteon has financing arrangements with a syndicate of third-party lenders that provide contractually committed, unsecured revolving credit facilities (the “Credit Facilities”). During the second quarter of 2003, we renewed our 364-day revolving credit facility in the amount of $530 million, which now expires in June 2004. In addition to our 364-day revolving facility, we continue to have a revolving credit facility in the amount of $775 million that expires in June 2007. The Credit Facilities also provide for a delayed draw term loan in the amount of $250 million, expiring in 2007, which will be used primarily to finance new construction for facilities consolidation in Southeast Michigan. Borrowings under the Credit Facilities bear interest based on a variable rate interest option selected at the time of borrowing. The Credit Facilities contain certain affirmative and negative covenants including a covenant not to exceed a certain leverage ratio.

      During the second quarter of 2003, Visteon made its initial draws against the delayed draw term loan, resulting in outstanding borrowings of $56 million at June 30, 2003. As of June 30, 2003, there were no amounts outstanding under either of the revolving credit facilities.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 6. Income (Loss) Per Share of Common Stock

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

	Second Quarter		First Half

	2003	2002	2003	2002

	(in millions, except per share amounts)
Numerator:
Net income (loss)	$(167)	$72	$(182)	$(266)

Denominator:
Average common stock outstanding	130.7	130.8	130.2	130.6
Less: Average restricted stock outstanding	(5.0)	(2.8)	(4.3)	(2.4)

Basic shares	125.7	128.0	125.9	128.2
Net dilutive effect of restricted stock and stock options	—	1.1	—	—

Diluted shares	125.7	129.1	125.9	128.2

Income (loss) per share:
Basic	$(1.33)	$0.56	$(1.45)	$(2.07)
Diluted	$(1.33)	$0.56	$(1.45)	$(2.07)

      For the second quarter of 2003, first half of 2003 and first half of 2002 potential common stock of about 713,000, 613,000 and 712,000 shares, respectively, are excluded as the effect would have been antidilutive.

Note 7. Variable Interest Entities

      From June 30, 2002, a variable interest entity, which is owned by an affiliate of a bank and established to build a facility to be leased to Visteon, is included in Visteon’s consolidated financial statements, based on an assessment that substantially all of the expected residual risks or rewards of the entity reside with Visteon. Total assets of this entity were about $60 million and $36 million at June 30, 2003 and December 31, 2002, respectively.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 8. Guarantees

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. As of June 30, 2003, the effect of adopting FIN 45 on Visteon’s results of operations and financial position was not material.

      A reconciliation of changes in the product warranty liability is summarized as follows:

First Half

2003

(in millions)
Beginning balance	$17
Accruals for products shipped	8
Accruals for pre-existing warranties (including change in estimates)	3
Settlements	(6)

Ending balance	$22

Note 9. Inventories

      Inventories are summarized as follows:

	June 30,	December 31,
	2003	2002

	(in millions)
Raw materials, work-in-process and supplies	$718	$743
Finished products	134	135

Total inventories	$852	$878

U.S. inventories	$495	$548

      Costs of sales for the second quarter of 2003 includes approximately $24 million of pre-tax expense related to inventory adjustments made as a result of a physical inventory.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 10. Comprehensive Income (Loss)

      Comprehensive income (loss) is summarized as follows:

	Second Quarter		First Half

	2003	2002	2003	2002

	(in millions)
Net income (loss)	$(167)	$72	$(182)	$(266)
Change in foreign currency translation adjustments	64	144	85	131
Other	10	(18)	17	(14)

Total comprehensive income (loss)	$(93)	$198	$(80)	$(149)

      Accumulated other comprehensive loss is comprised of the following:

	June 30,	December 31,
	2003	2002

	(in millions)
Foreign currency translation adjustments	$23	$(62)
Realized and unrealized gains/(losses) on derivatives, net of tax	9	(8)
Unrealized loss on marketable securities, net of tax	(1)	(1)
Minimum pension liability, net of tax	(69)	(69)

Total accumulated other comprehensive loss	$(38)	$(140)

Note 11. Accounting Change

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

Note 12. Segment Information

      Visteon’s reportable operating segments are Automotive Operations and Glass Operations. Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
Second Quarter

2003:
Sales	$4,459	$154	$4,613
Income (loss) before taxes	(263)	7	(256)
Net income (loss)	(172)	5	(167)
Total assets, end of period	11,316	286	11,602
2002:
Sales	$4,876	$163	$5,039
Income (loss) before taxes	108	9	117
Net income (loss)	66	6	72
Total assets, end of period	11,124	288	11,412
First Half

2003:
Sales	$9,010	$307	$9,317
Income (loss) before taxes	(286)	11	(275)
Net income (loss)	(190)	8	(182)
Total assets, end of period	11,316	286	11,602
2002:
Sales	$9,197	$311	$9,508
Income (loss) before taxes	(8)	18	10
Net income (loss)	(278)	12	(266)
Total assets, end of period	11,124	288	11,412

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

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by Visteon for matters discussed in the foregoing paragraph where losses are deemed probable; these reserves are adjusted periodically to reflect estimates of ultimate probable outcomes. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which reserves have not been established could be decided unfavorably to Visteon and could require Visteon to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at June 30, 2003. Visteon does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on our financial condition, results of operations or cash flows, although such an outcome is possible.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Visteon Corporation

      We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its Subsidiaries as of June 30, 2003, and the related consolidated statement of income for each of the three-month and six-month periods ended June 30, 2003 and June 30, 2002 and the condensed consolidated statement of cash flows for the six-month period ended June 30, 2003 and June 30, 2002. These interim financial statements are the responsibility of the Company’s management.

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
July 16, 2003

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

Overview

      Visteon’s worldwide sales were $4.6 billion, for the second quarter of 2003, compared with $5.0 billion for the same period in 2002. Visteon reported a net loss of $167 million, or $1.33 per share, for the second quarter of 2003. The loss included after-tax special charges of $170 million or $1.35 per share. This compares with net income of $72 million, or $0.56 per share in the second quarter of 2002, which did not include any special charges.

      Worldwide sales totaled $9.3 billion in the first six months of 2003, compared with $9.5 billion in the first six months of 2002. Visteon reported a net loss of $182 million or $1.45 per share in the first half of 2003 compared with a net loss of $266 million or $2.07 per share in the first half of 2002. The losses included after-tax special charges of $190 million or $1.51 per share in the first half of 2003 and $339 million or $2.64 per share in the first half of 2002.

Special Charges

      The table below presents special charges related to restructuring initiatives and other actions during the second quarter and first half of 2003 and 2002:

	Automotive		Glass
	Operations		Operations		Total

	Second	First	Second	First	Second	First
	Quarter	Half	Quarter	Half	Quarter	Half

	(in millions)
2003 Special Charges:

North American seating operations	$(217)	$(217)	$—	$—	$(217)	$(217)
European Plan for Growth	(45)	(48)	—	—	(45)	(48)
North American salaried restructuring	—	(18)	—	—	—	(18)
Other Actions	(4)	(13)	—	(1)	(4)	(14)

Total 2003 special charges, before taxes	$(266)	$(296)	$—	$(1)	$(266)	$(297)

Total 2003 special charges, after taxes	$(170)	$(189)	$—	$(1)	$(170)	$(190)

2002 Special Charges:

Exit Markham and other first quarter actions	$—	$(95)	$—	$—	$—	$(95)
Loss on sale of restraint electronics business	—	(26)	—	—	—	(26)
Adjustment to prior year’s expense	—	3	—	2	—	5

Total 2002 special charges, before taxes and change in accounting	$—	$(118)	$—	$2	$—	$(116)

Total 2002 special charges, after taxes*	$—	$(341)	$—	$2	$—	$(339)

*	Includes a reduction in Automotive results of $265 million for a change in accounting (goodwill).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Special Charges — (Continued)

      In the second quarter of 2003, Visteon finalized an agreement with Ford Motor Company to transfer seat production located in Chesterfield, Michigan, to another supplier. As part of this agreement, about 1,470 Visteon-assigned Ford-UAW employees working at the Chesterfield, Michigan facility transferred to Ford, and Visteon agreed to be responsible to reimburse Ford for the actual net costs of transferring seating production through June 2004, including costs related to Ford hourly employee voluntary retirement and separation programs that Ford is expected to implement, offset by certain cost savings expected to be realized by Ford. In addition, Visteon and the new supplier entered into a transitional services agreement under which Visteon would be reimbursed for certain engineering and other services.

      Included in costs of sales and our operating results for the second quarter of 2003 is $217 million related to the seating operations consisting of:

•	$114 million of payments to Ford primarily for the estimated costs of separating approximately 650 hourly Ford-UAW employees under Ford employee retirement and separation programs expected to be implemented by Ford during the transition process;

•	$60 million of net other contractually-committed cost payments to Ford;

•	$25 million non-cash charge related to certain seating-related fixed assets;

•	$18 million related to operating losses incurred between the effective date of the agreement (April 1, 2003) and the date the agreements were finalized (June 23, 2003).

      Based upon the terms in the agreement related to the $174 million of payments to Ford, Visteon expects to pay about $98 million at various times through June 30, 2004, with about $76 million related to the separation program costs expected to be paid annually in equal installments over ten years with interest. The ultimate costs and cash payments related to this agreement depend on several factors including the actual net costs incurred during the seating production transition phase that is expected to conclude by June 2004. The most critical factors that impact this are the ultimate actual costs incurred related to the relocation, re-deployment and/or employment termination of the 1,470 Visteon-assigned Ford-UAW employees, and the savings achieved by Ford (as defined in the agreement) resulting from resourcing production that will serve as an offset to the transition costs. We expect an average payback of a little more than two years.

      In the second quarter of 2003, Visteon also recorded pre-tax charges of $45 million related to the involuntary separation of 570 hourly employees located in Germany and the separation of about 93 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002 and $4 million of other minor actions. The total charge expected to be incurred related to the involuntary separation program in Germany is expected to be about $50 million, of which $42 million was recorded in the second quarter of 2003, with the balance to be recorded in the third and fourth quarters of 2003 based on the estimated dates of the remaining employee separations. As of June 30, 2003, about 200 of the 570 hourly employees were separated. All of the other actions were substantially completed during the second quarter of 2003. We expect total lifetime charges associated with the European Plan for Growth, including those incurred to date of up to $150 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Special Charges — (Continued)

      In the first quarter of 2003, Visteon recorded total pre-tax special charges of $31 million ($20 million after-tax). This total includes $18 million for salaried restructuring actions taken at various North American manufacturing operations and $3 million for further implementation of the European Plan for Growth. A non-cash, pre-tax charge of $4 million was also recorded to write-down coiled spring and stamping equipment located at our Monroe, Michigan plant. Production activities related to this equipment will be discontinued and future undiscounted cash flows are less than the carrying value of these fixed assets held for use. Other special charges recorded in first quarter of 2003 related primarily to additional employee separation programs resulting in pre-tax charges of $6 million.

      During the first quarter of 2002, Visteon recorded special charges of $116 million before taxes ($74 million after-tax) related to a number of restructuring actions including $95 million associated primarily with the exit of Markham and $26 million associated with the sale of restraint electronics. Accrued restructuring liabilities of $5 million relating to prior year restructuring plans were also reversed reflecting a change in estimated costs to complete the activities. In addition, the company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” during the quarter. With this change in accounting principle, Visteon recorded a non-cash write-off for the value of goodwill of $265 million after-tax.

      See Notes 4 and 11 of our consolidated financial statements, which are incorporated herein by reference, for a further description of the special charges discussed above. Of the $297 million pre-tax special charges recorded in the first half of 2003, $29 million are non-cash related. Of the $116 million in pre-tax special charges recorded in the first half of 2002, $38 million are non-cash related.

      We continue to evaluate the possibility of partnerships, sales or closings involving other under-performing or non-core businesses. However, there can be no assurance that a transaction or other arrangement favorable to Visteon will occur in the near term or at all.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations

Second Quarter 2003 Compared with Second Quarter 2002

      Sales for each of our segments for the second quarter of 2003 and 2002 are summarized in the following table:

	Second Quarter		2003
			over/(under)
	2003	2002	2002

	(in millions)
Automotive Operations	$4,459	$4,876	$(417)
Glass Operations	154	163	(9)

Total sales	$4,613	$5,039	$(426)

Memo: Sales to non-Ford customers
Amount	$1,021	$911	$110
Percentage of total sales	22%	18%	4 pts

      Sales for Automotive Operations in the second quarter of 2003 were $4.5 billion, compared with $4.9 billion in the second quarter of 2002, a decrease of $417 million or 9%. Sales for Glass Operations were $154 million in the second quarter of 2003, compared with $163 million in the second quarter of 2002, a decrease of $9 million or 6%. Reduced sales for Automotive Operations reflect primarily lower Ford production volume and price reductions provided to our customers offset partially by favorable currency fluctuations and new business. Sales for Automotive Operations also were affected by lower sales associated with precious metals purchased under sourcing arrangements directed by Ford. Sales included seating revenue of about $118 million for the quarter through June 23, 2003, the date the agreements to exit the seating business were finalized. Reduced sales for Glass Operations reflect primarily lower Ford North American production volume. Total sales to non-Ford customers increased $110 million, or 12%, from the second quarter of 2002, and were 22% of total sales for the second quarter of 2003.

      Costs of Sales for the second quarter of 2003 were $4,625 million, $71 million lower when compared with the second quarter of 2002. Costs of sales primarily includes material, labor, manufacturing overhead and other costs, such as product development costs. The decrease reflects primarily lower Ford production volume, net material cost reductions and manufacturing cost efficiencies, offset partially by special charges, the impact of currency fluctuations, and higher health care costs, pension costs and wage costs. Costs of sales for Automotive Operations also were affected by lower costs associated with precious metals purchased under sourcing arrangements directed by Ford.

      Selling, administrative and other expenses for the second quarter of 2003 were $239 million as compared with $216 million in the second quarter of 2002, an increase of $23 million. The increase reflects primarily infrastructure actions, including IT spending. Costs associated with such infrastructure actions are expected to continue throughout 2003.

      Net interest expense of $20 million in the second quarter of 2003 was up $1 million from the second quarter of 2002 reflecting lower average cash balances.

      Equity in net income of affiliated companies was $15 million in the second quarter of 2003 compared with $9 million for the same period in 2002, with the increase related primarily to our affiliates located in China.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

    Income (loss) before income taxes is the primary profitability measure used by our chief operating decision-makers, both including and excluding the effect of special charges. The following table shows income (loss) before income taxes for the second quarter of 2003 and 2002 for each of our segments:

	Second Quarter		2003
			(under)
	2003	2002	2002

	(in millions)
Automotive Operations	$(263)	$108	$(371)
Glass Operations	7	9	(2)

Total	$(256)	$117	$(373)

Memo:
Special charges included above	$(266)	$—	$(266)

      Automotive Operations’ second quarter 2003 loss before income taxes was $263 million compared with income before taxes of $108 million for the same period in 2002. The decrease reflects primarily special charges and lower Ford production volume. Other unfavorable factors include price reductions to our customers and higher health care costs, pension costs and IT costs. Net material cost reductions, manufacturing efficiencies, lower accruals for incentive compensation, earnings from operations and affiliates in Asia, as well as new business, were partial offsets. Special charges, as described above, were $266 million in the second quarter of 2003.

      Income before income taxes for Glass Operations for the second quarter of 2003 was $7 million compared with $9 million for the second quarter of 2002. The decline reflects primarily lower Ford North American production volume, partially offset by manufacturing efficiencies.

      Provision/(benefit) for income taxes represents an effective tax rate of 36% for the second quarter of 2003 and 2002.

      Minority interests in net income of subsidiaries were $9 million in the second quarter of 2003 compared with $7 million in the comparable period in 2002.

      Net income (loss) for the second quarter of 2003 and 2002 are shown in the following table for each of our segments:

	Second Quarter		2003
			(under)
	2003	2002	2002

	(in millions)
Automotive Operations	$(172)	$66	$(238)
Glass Operations	5	6	(1)

Total	$(167)	$72	$(239)

Memo:
Special charges included above	$(170)	$—	$(170)

      Visteon reported a net loss for the second quarter of 2003 of $167 million compared with net income of $72 million for the second quarter of 2002. Special charges were $170 million after-taxes in the second quarter of 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations

First Half 2003 Compared with First Half 2002

      Sales for each of our segments for the first half of 2003 and 2002 are summarized in the following table:

	First Half		2003
			over/(under)
	2003	2002	2002

	(in millions)
Automotive Operations	$9,010	$9,197	$(187)
Glass Operations	307	311	(4)

Total sales	$9,317	$9,508	$(191)

Memo: Sales to non-Ford customers
Amount	$2,004	$1,734	$270
Percentage of total sales	22%	18%	4 pts

      Sales for Automotive Operations in the first half of 2003 were $9.0 billion compared with $9.2 billion in the first half of 2002, a decrease of $187 million or 2%. Sales for Glass Operations were $307 million in the first half of 2003, compared with $311 million in the first half of 2002, a decrease of $4 million or 1%. Reduced sales for Automotive Operations reflect primarily lower Ford production volume and price reductions provided to our customers, offset partially by new business and favorable currency fluctuations. Sales for Automotive Operations also were affected by lower sales associated with precious metals purchased under sourcing arrangements directed by Ford and the sale of our restraint electronics business effective April 1, 2002. First half 2003 sales included seating revenue of about $246 million for the period through June 23, 2003, the date the agreements were finalized. Reduced sales for Glass Operations reflect lower Ford North American production volume and lower commercial volume. Sales to non-Ford customers increased $270 million, or 16%, from the first half of 2002, and were 22% of total sales for the first half of 2003.

      Costs of Sales for the first half of 2003 were $9,102 million, $50 million higher when compared with the first half of 2002. Costs of sales primarily includes material, labor, manufacturing overhead and other costs, such as product development costs. The increase reflects primarily unfavorable currency fluctuations, higher health care costs, pension costs and wage costs associated with new business and special charges offset partially by net material cost reductions, manufacturing efficiencies, and the effect of lower Ford production volume. Costs of sales for Automotive Operations also were affected by lower costs associated with precious metals purchased under sourcing arrangements directed by Ford.

      Selling, administrative and other expenses for the first half of 2003 were $481 million as compared with $418 million in the first half of 2002, an increase of $63 million. The increase reflects primarily infrastructure actions, including IT spending and supplemental resources to support our cost reduction initiatives. Costs associated with such infrastructure actions are expected to continue throughout 2003.

      Net interest expense of $39 million in the first half of 2003 was down $3 million from the first half of 2002 reflecting lower average debt balances and lower average interest rates.

      Equity in net income of affiliated companies was $30 million in the first half of 2003 compared with $14 million for the same period in 2002, with the increase related primarily to our affiliates located in China.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Income (loss) before income taxes is the primary profitability measure used by our chief operating decision-makers, both including and excluding the effect of special items. The following table shows income (loss) before income taxes for the first half of 2003 and 2002 for each of our segments:

	First Half		2003
			(under)
	2003	2002	2002

	(in millions)
Automotive Operations	$(286)	$(8)	$(278)
Glass Operations	11	18	(7)

Total	$(275)	$10	$(285)

Memo:
Special charges included above	$(297)	$(116)	$(181)

      Automotive Operations’ first half 2003 loss before income taxes was $286 million compared with a loss before income taxes of $8 million for the same period in 2002. The $278 million decrease reflects primarily lower Ford production volume, price reductions to our customers and special charges. Other unfavorable factors include higher health care costs, pension costs and IT costs offset partially by net material cost reductions, earnings from operations and affiliates in Asia, manufacturing efficiencies, and new business. Special charges were $297 million in the first half of 2003 and $118 million in the first half of 2002.

      Income before income taxes for Glass Operations for the first half of 2003 was $11 million compared with $18 million for the first half of 2002. The decline reflects primarily lower production volume and higher wage rates and other net manufacturing costs. The first half of 2002 results include the benefit of $2 million related to adjustments to the reserve for special charges.

      Provision/(benefit) for income taxes represents an effective tax rate of 36% for the first half of 2003 and 2002.

      Minority interests in net income of subsidiaries was $17 million in the first half of 2003 compared with $13 million in the comparable period in 2002.

      Net income (loss) for the first half of 2003 and 2002 are shown in the following table for each of our segments:

	First Half		2003
			over/(under)
	2003	2002	2002

	(in millions)
Automotive Operations	$(190)	$(278)	$88
Glass Operations	8	12	(4)

Total	$(182)	$(266)	$84

Memo:
Cumulative effect of change in accounting (goodwill)	$—	$(265)	$265
After-tax restructuring and other charges	(190)	(74)	(116)

Special charges included above	$(190)	$(339)	$149

      Visteon reported a net loss for the first half of 2003 of $182 million compared with a net loss of $266 million for the first half of 2002. Special charges were $190 million in the first half of 2003 and $339 million in the first half of 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Other Developments

      A significant portion of Visteon’s U.S. hourly workforce is covered under a collective bargaining agreement between certain unions and Ford, which expires in September 2003. In addition, many of our suppliers and customers, most notably Ford, also have union represented work forces with similar agreements that expire during this calendar year. Work stoppages, which could occur during or as a result of negotiations, by our workers or workers employed by our significant suppliers or customers could disrupt our production of automotive systems, modules and components. Also, our ability to restructure our under-performing or non-core sites and businesses depends, in part, on our ability to satisfactorily negotiate and address certain labor issues. Although we have the right to participate in future negotiations as well as the planning and strategy development concerning the terms of, and issues arising under, the collective bargaining agreement relating to this workforce, Ford reserves the right to handle such matters if a joint course of action cannot be agreed upon.

      Under a supply agreement with Ford entered into in connection with our separation from Ford, we had a right of last refusal to meet competitive terms, including price, technology, service and design, on replacement products that (1) we produced in North America, Europe and Mexico (for Mexican production intended for export to the U.S. only) and (2) we supplied to Ford on January 1, 2000. This right of last refusal expired on May 31, 2003 and, accordingly, we now bid for Ford’s business on the same basis as our competitors. We do not expect the expiration of such right of last refusal to have a material adverse impact on our results of operation or financial condition, although there can be no assurance to such effect.

      In connection with its separation from Ford, Visteon and Ford entered into a supply agreement and related pricing letter relating to purchase orders with Ford in existence as of January 1, 2000 and annual productivity price adjustments through 2003. We are currently in discussions with Ford regarding the final amounts of such price adjustments for 2003.

Liquidity and Capital Resources

      Our balance sheet reflects cash and marketable securities of about $850 million and total debt of $1.7 billion at June 30, 2003, compared with cash and marketable securities of about $1.3 billion and total debt of about $1.6 billion at December 31, 2002. Our net debt, defined as the amount by which total debt exceeds total cash and marketable securities, was about $850 million at June 30, 2003, and about $370 million at December 31, 2002. The change in both our cash and marketable securities and net debt resulted primarily from cash used in investing activities and cash used in operating activities. The cash used in investing activities reflects primarily capital expenditures while the cash used in operating activities reflects a seasonal increase in trade working capital requirements and the timing of collections. Trade working capital includes accounts receivable plus inventories less trade payables. Our ratio of total debt to total capital, which consists of total debt plus total stockholders’ equity, was 37% at June 30, 2003 and 36% at December 31, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Visteon has financing arrangements providing contractually committed, unsecured revolving credit facilities with a syndicate of third-party lenders providing for a maximum of $1,555 million in committed, unsecured credit facilities (the “Credit Facilities”). The terms of the Credit Facilities provide for a 364-day revolving credit line in the amount of $530 million, which expires June 2004, and a five-year revolving credit line in the amount of $775 million, which expires June 2007. During the second quarter, we extended the term of the previous 364-day facility until June 2004 at a reduced amount compared with our prior facility. The Credit Facilities also provide for a five-year, delayed draw term loan in the amount of $250 million, which will be used primarily to finance new construction for facilities consolidation in Southeast Michigan. We have not borrowed against either the 364-day or the five-year facility. During the second quarter, Visteon made its initial draws against the delayed-draw term loan and had borrowed $56 million at June 30, 2003. Visteon has maintained a commercial paper program providing up to $1,305 million of borrowing ability, utilizing the credit lines as backup. As of June 30, 2003, we had $101 million outstanding under our commercial paper program. In the event the availability of commercial paper is reduced or eliminated, our revolving credit lines provide a backup source for funding.

      Visteon maintains a trade payables program through General Electric Capital Corporation (“GECC”) that provides financial flexibility to Visteon and its suppliers. When a supplier participates in the program, GECC pays the supplier the amount due from Visteon in advance of the original due date. In exchange for the earlier payment, our suppliers accept a discounted payment. On the original due date of the payables, Visteon pays GECC the full amount. At June 30, 2003, approximately $88 million was outstanding to GECC under this program, classified as trade payables in the consolidated balance sheet. As part of the same program with GECC, Visteon is allowed to defer payment to GECC on the trade payables described above for a period of up to 30 days at a market rate based fee. Any amounts deferred under the program would be classified as short-term debt. As of June 30, 2003, Visteon had not exercised the deferral option of the program.

      As of June 30, 2003, there have been two material changes to our long-term obligations since December 31, 2002. The first is related to the 10-year outsourcing agreement entered into with IBM in January 2003. Pursuant to this agreement we are outsourcing a wide range of IT services on a global basis. The service charges under the outsourcing agreement are expected to aggregate about $2 billion during the ten years covered by the agreement, subject to decreases and increases in the service charges based on Visteon’s actual consumption of services to meet its then current business needs. The outsourcing agreement may also be terminated for Visteon’s business convenience after its second full year for a scheduled termination fee. The second is related to the agreement between ourselves, Ford, and another supplier as it pertains to seating as described in Note 4 of our consolidated financial statements, which is incorporated herein by reference. Also, from time to time we enter into purchase commitments with various suppliers in the ordinary course of business.

      We have guaranteed about $40 million of borrowings held by unconsolidated joint ventures and have extended loans of about $2 million to unconsolidated joint ventures, as of June 30, 2003. In addition, we have guaranteed Tier 2 suppliers’ debt and lease obligations of about $16 million, at June 30, 2003, to ensure the continued supply of essential parts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Visteon is rated by Standard & Poor’s, Moody’s, and Fitch. Our long-term and short-term credit ratings with S&P are BBB/ A3; with Moody’s they are Baa2/ P2, and with Fitch they are BBB-/ F3. S&P and Moody’s have covered Visteon since June 2000, and Fitch initiated coverage on June 11, 2003. On April 15, 2003, S&P placed us and several other companies on Credit Watch, with negative implications with respect to both our long and short-term credit ratings, stating their concerns about underfunded employee benefit obligations. On May 23, 2003, Moody’s placed both our long and short-term credit ratings under review for possible downgrade and cited concerns with operating margins, industry build rates, and dependence on Ford. If we were to be downgraded to BBB-/ Baa3 by S&P and Moody’s, we believe we would continue to have access to sufficient liquidity to meet ongoing operating requirements; however our cost of borrowing may increase. If sufficient levels of commercial paper were no longer available, we would utilize alternative sources of liquidity, including those discussed above and receivables-based funding sources available to us.

      Visteon’s net interest expense of $39 million for the first half of 2003 was $3 million lower than the first half of 2002. The lower net interest expense in the first half of 2003 compared with the first half of 2002 reflects primarily lower average debt balances and interest rates.

      Visteon has entered into interest rate swaps to manage its interest rate risk. These swaps effectively convert a portion of Visteon’s fixed rate debt into variable rate debt, and as a result, approximately 40% of the company’s borrowings are on a fixed-rate basis, while the remainder is subject to changes in short-term interest rates. As interest rates have fallen, Visteon’s interest rate swaps contributed favorably to reduce interest expense in 2003. During the second quarter, Visteon terminated one interest rate swap and re-set a second interest rate swap. These actions allowed us to maintain our mix of fixed and variable debt.

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

Cash Flows

Operating Activities

      Cash used by operating activities during the first half of 2003 totaled $68 million, compared with cash provided by operating activities of $453 million for the same period in 2002. The use of cash in 2003 was more than explained by increased trade working capital requirements and our net loss. The increase in trade working capital reflects higher vehicle production at the end of the second quarter compared with the fourth quarter of 2002, and the timing of collections. Cash payments related to restructuring actions were $79 million and $60 million during the first half of 2003 and 2002, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Investing Activities

      Cash used in investing activities was $320 million during the first half of 2003, compared with $460 million for the same period in 2002. Our capital expenditures for the first half of 2003 totaled $403 million, compared with $299 million in the first half of 2002. We expect our capital spending in 2003 will be higher than the past few years as we undertake spending on new construction for consolidation of operations in Southeast Michigan and also to fund our IT infrastructure. We anticipate that our facilities consolidation will allow us to centralize customer support functions, research and development, and selected business operations at less cost than we are spending on those activities today. During the first half of 2003 we had net sales and maturities of marketable securities of $70 million, compared with net purchases of securities of $187 million in the first half of 2002. The lower level of securities purchased during the first half of 2003 reflects the lower level of cash available for investment and the lower level of attractiveness of these securities as interest rates have fallen compared with the first half of 2002. Other investing cash flows of $13 million and $26 million during the first half of 2003 and 2002, respectively, are related primarily to the sale of assets, with the first half of 2002 amount including $25 million from the sale of the restraint electronics business.

Financing Activities

      Cash provided by financing activities totaled $13 million in the first half of 2003, compared with cash usage of $149 million in the first half of 2002. The cash proceeds in the first half of 2003 reflects primarily the net issuance of debt offset partially by funds used to repay maturing short-term commercial paper obligations, dividend payments, and purchases of treasury stock.

      On March 12, 2003, the Visteon Board of Directors declared a dividend of $0.06 per share on the company’s common stock, payable on June 2, 2003, to the stockholders of record as of May 2, 2003. On July 9, 2003, the Visteon Board of Directors declared a dividend of $0.06 per share on the company’s common stock, payable on September 2, 2003, to the stockholders of record as of August 1, 2003. Visteon has paid a dividend each quarter since it became an independent, publicly traded company in June 2000.

New Accounting Standards and Accounting Changes

      Starting January 1, 2003, Visteon began expensing the fair value of stock-based awards granted to employees pursuant to SFAS 123. This standard was adopted on a prospective method basis for stock-based awards granted, modified or settled after December 31, 2002. The effect of expensing the fair value of stock options granted after December 31, 2002, resulted in additional compensation expense of about $1 million, net of taxes, during the first half of 2003.

Other Financial Information

      PricewaterhouseCoopers LLP, our independent accountants, performed a limited review of the financial data presented on pages 1 through 14 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the 1933 Act and the independent accountant’s liability under Section 11 does not extend to it.

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

Foreign Currency Risk

      Our primary foreign exchange exposure includes the Mexican peso, the Canadian dollar, the euro and the Czech koruna. Because of the mix between our costs and our revenues in various regions, we generally are exposed to strengthening of the Mexican peso, the Canadian dollar and the Czech koruna and to weakening of the euro. For transactions in these currencies, we utilize a strategy of partial coverage. As of June 30, 2003, our coverage for projected transactions in foreign currencies was about 60% for the remainder of 2003.

      The net fair value of financial instruments used to reduce our exposure to volatility in foreign currency exchange rates has changed since December 31, 2002. This change primarily reflects the strengthening of the Canadian dollar and the euro, and the weakening of the Mexican peso, relative to the dollar.

      As of June 30, 2003 and December 31, 2002, the net fair value of financial instruments with exposure to currency risk was a gain of $7 million and a loss of $36 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $89 million and $86 million as of June 30, 2003 and December 31, 2002, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of our financial derivatives. It is important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying exposures being hedged.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

Interest Rate Risk

      During the second quarter of 2003, Visteon reduced the notional value of its interest rate swaps by $250 million. As of June 30, 2003 and December 31, 2002, the net fair value of interest rate swaps was a positive $31 million and $39 million, respectively. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $12 million and $16 million as of June 30, 2003 and December 31, 2002, respectively. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $5 million and $6 million at June 30, 2003 and December 31, 2002, respectively. This analysis may overstate the adverse impact on net interest expense due to the short-term nature of our interest bearing investments.

Commodity Market Risk

      There are no known material changes to our exposure to commodity market risk since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of Visteon’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in Visteon’s periodic SEC reports is recorded, processed, summarized, and reported as and when required. In addition, they concluded that there were no significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting that are reasonably likely to adversely affect our ability to record, process, summarize and report financial information. Except as otherwise discussed herein, there have been no changes in Visteon’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Visteon’s internal control over financial reporting.

      As discussed previously under “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we have entered into an agreement that will alter our global IT outsourcing arrangements. This outsourcing arrangement and subsequent transition from Ford’s IT systems may affect existing business processes and related internal control over financial reporting within Visteon. As part of the transition, ongoing evaluations of the internal control over financial reporting activity related to these processes will be performed.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are involved in various legal proceedings, which are ordinary, routine proceedings, incidental to the conduct of our business. We do not believe that any legal proceedings to which we are a party will have a material adverse effect on our financial condition or results of operations, although such an outcome is possible.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders was held on May 14, 2003. At the meeting, the following matters were submitted to a vote of the stockholders:

(1)	The election of three directors to serve for a three-year term beginning at the 2003 annual meeting of stockholders and expiring at the 2006 annual meeting of stockholders.

Nominee	For	Withheld

Peter J. Pestillo	93,334,794	9,196,289
Charles L. Schaffer	91,853,338	10,677,745
Thomas T. Stallkamp	87,444,066	15,087,017

(2)	The ratification of the appointment of PricewaterhouseCoopers LLP as Visteon’s independent auditors for fiscal year 2003.

For	Against	Abstain	Broker Non-Votes

93,507,130	8,168,609	855,344	N/A

(3)	A shareholder proposal relating to the adoption of a stockholder rights plan.

For	Against	Abstain	Broker Non-Votes

48,175,640	25,862,905	1,602,982	26,889,556

(4)	A shareholder proposal relating to the adoption of a code for Visteon’s international operations.

For	Against	Abstain	Broker Non-Votes

7,804,403	61,851,911	5,985,213	26,889,556

ITEM 5. OTHER INFORMATION

      On July 25, 2003, Registrant issued a press release announcing that it had named Anjan Chatterjee as its senior vice president, strategy and business planning. The press release is attached hereto as Exhibit 99.1 and is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      Please refer to the Exhibit Index on Page 31.

      (b) Reports on Form 8-K

      The Registrant filed the following Current Report on Form 8-K during the quarter ended June 30, 2003:

      Current Report on Form 8-K, dated April 17, 2003, in respect of Registrant’s press release dated April 17, 2003 announcing Registrant’s financial results for first quarter 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ GLENDA J. MINOR

Glenda J. Minor
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: July 29, 2003

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.
4.1	Indenture dated as of June 23, 2000 between Visteon and Bank One Trust Company, N.A., as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated July 31, 2000 (filed August 16, 2000).
4.2	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Purchase and Supply Agreement dated as of January 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.3	Letter Relating to Price Reductions dated March 31, 2000 from Ford is incorporated herein by reference to Exhibit 10.3.1 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.4	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.5	Aftermarket Relationship Agreement dated as of January 1, 2000 between Visteon and the Automotive Consumer Services Group of Ford is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.6	Hourly Employee Assignment Agreement dated as of April 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.7	Employee Transition Agreement dated as of April 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.8	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.9	Visteon Corporation 2000 Incentive Plan is incorporated herein by reference to Appendix E to the Proxy Statement of Visteon dated March 26, 2001.*
10.10	Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*

Exhibit
Number		Exhibit Name

10.10	.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.10 hereto entered into by Visteon with Messrs. Pestillo, Johnston, Coulson, Orchard and Marcin, and Ms. Fox is incorporated herein by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.11		Issuing and Paying Agency Agreement dated as of June 5, 2000 between Visteon and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.12		Corporate Commercial Paper — Master Note dated June 1, 2000 is incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.13		Letter Loan Agreement dated as of June 12, 2000 from The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.14		Visteon Corporation Deferred Compensation Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10.15		Visteon Corporation Restricted Stock Plan for Non-Employee Directors is incorporated herein by reference to Appendix F to the Proxy Statement of Visteon dated March 26, 2001.*
10.16		Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.17		Visteon Corporation Savings Parity Plan is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.18		Visteon Corporation Pension Parity Plan is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.19		Visteon Corporation Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.20		Executive Employment Agreement dated as of September 15, 2000 between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2001.*
10.21		Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.22		Visteon Corporation Executive Separation Allowance Plan is incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.23		Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain executive officers under the plans constituting Exhibits 10.14, 10.16, 10.17, 10.18, 10.19 and 10.22 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*

Exhibit
Number	Exhibit Name

10.24	Five-Year Revolving Loan Credit Agreement dated as of June 20, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.25	364-Day/1-Year Term-Out Credit Agreement dated as of June 19, 2003 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Citibank N.A.
10.26	Five-Year Term Loan Credit Agreement dated as of June 25, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.27	Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*
12.1	Statement re: Computation of Ratios.
15.1	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated July 24, 2003, relating to Financial Information.
31.1	302 Certification of Chief Executive Officer dated July 29, 2003.
31.2	302 Certification of Chief Financial Officer dated July 29, 2003.
32.1	906 Certification of Chief Executive Officer dated July 29, 2003.
32.2	906 Certification of Chief Financial Officer dated July 29, 2003.
99.1	Press release dated July 25, 2003.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

      In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.