Form 10-Q
period 2003-09-30
VISTEON CORP
filed 2003-10-28
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003, or

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

Yes  ✓    No

          As of September 30, 2003, the Registrant had outstanding 130,735,643 shares of common stock, par value $1.00 per share.

Exhibit index located on page number 33.

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
906 Certification of Chief Financial Officer

VISTEON CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended September 30, 2003 and 2002
(in millions, except per share amounts)

	Third Quarter		First Nine Months

	2003	2002	2003	2002

	(unaudited)
Sales
Ford and affiliates	$2,873	$3,446	$10,186	$11,220
Other customers	1,011	898	3,015	2,632

Total sales	3,884	4,344	13,201	13,852
Costs and expenses (Notes 2 and 4)
Costs of sales	3,879	4,212	12,981	13,264
Selling, administrative and other expenses	262	207	743	625

Total costs and expenses	4,141	4,419	13,724	13,889
Operating income (loss)	(257)	(75)	(523)	(37)
Interest income	5	6	13	17
Interest expense	24	25	71	78

Net interest expense	(19)	(19)	(58)	(61)
Equity in net income of affiliated companies (Note 2)	12	16	42	30

Income (loss) before income taxes, minority interests and change in accounting	(264)	(78)	(539)	(68)
Provision (benefit) for income taxes	(99)	(33)	(209)	(35)

Income (loss) before minority interests and change in accounting	(165)	(45)	(330)	(33)
Minority interests in net income of subsidiaries	3	7	20	20

Income (loss) before change in accounting	(168)	(52)	(350)	(53)
Cumulative effect of change in accounting, net of tax (Note 11)	—	—	—	(265)

Net income (loss)	$(168)	$(52)	$(350)	$(318)

Basic and diluted income (loss) per share (Note 6)
Before cumulative effect of change in accounting	$(1.34)	$(0.40)	$(2.78)	$(0.41)
Cumulative effect of change in accounting (Note 11)	—	—	—	(2.07)

Basic and diluted	$(1.34)	$(0.40)	$(2.78)	$(2.48)

Cash dividends per share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	September 30,	December 31,
	2003	2002

	(unaudited)
Assets
Cash and cash equivalents	$939	$1,204
Marketable securities	4	74

Total cash and marketable securities	943	1,278
Accounts receivable — Ford and affiliates	1,515	1,401
Accounts receivable — other customers	1,025	828

Total receivables, net	2,540	2,229
Inventories (Note 9)	860	878
Deferred income taxes	197	199
Prepaid expenses and other current assets	160	153

Total current assets	4,700	4,737
Equity in net assets of affiliated companies	197	191
Net property	5,634	5,443
Deferred income taxes	891	566
Other assets	217	233

Total assets	$11,639	$11,170

Liabilities and Stockholders’ Equity
Trade payables	$2,120	$2,083
Accrued liabilities	1,031	1,021
Income taxes payable	13	14
Debt payable within one year	400	348

Total current liabilities	3,564	3,466
Long-term debt	1,428	1,298
Postretirement benefits other than pensions	2,445	2,283
Other liabilities	1,461	1,142
Deferred income taxes	3	3

Total liabilities	8,901	8,192
Stockholders’ equity
Capital stock
Preferred stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 131 million and 129 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,286	3,298
Accumulated other comprehensive loss (Note 10)	(7)	(140)
Other	(21)	(33)
Accumulated deficit	(651)	(278)

Total stockholders’ equity	2,738	2,978

Total liabilities and stockholders’ equity	$11,639	$11,170

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2003 and 2002
(in millions)

	First Nine Months

	2003	2002

	(unaudited)
Cash and cash equivalents at January 1	$1,204	$1,024
Cash flows provided by operating activities	117	413
Cash flows from investing activities
Capital expenditures	(641)	(461)
Purchases of securities	(48)	(484)
Sales and maturities of securities	118	447
Other	17	34

Net cash used in investing activities	(554)	(464)
Cash flows from financing activities
Commercial paper, net	(66)	(106)
Proceeds from issuance of other debt	356	93
Principal payments on other debt	(121)	(127)
Purchase of treasury stock	(5)	(15)
Cash dividends	(24)	(24)
Other	5	—

Net cash provided by (used in) financing activities	145	(179)
Effect of exchange rate changes on cash	27	14

Net decrease in cash and cash equivalents	(265)	(216)

Cash and cash equivalents at September 30	$939	$808

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

NOTE 2. Selected Costs, Income and Other Information

Depreciation and Amortization

      Depreciation and amortization expenses are summarized as follows:

	Third Quarter		First Nine Months

	2003	2002	2003	2002

	(in millions)
Depreciation	$142	$140	$426	$420
Amortization	28	18	76	59

Total depreciation and amortization	$170	$158	$502	$479

Investments with Affiliates

      The following table presents summarized financial data for those affiliates accounted for under the equity method. The amounts represent 100% of the results of operations of these affiliates. Visteon reports its share of their net income in the line “Equity in net income of affiliated companies” on the Consolidated Statement of Income.

	Third Quarter		First Nine Months

	2003	2002	2003	2002

	(in millions)
Net sales	$375	$284	$1,000	$682
Gross profit	81	68	218	144
Net income	23	31	83	65

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 2. Selected Costs, Income and Other Information — (Continued)

United Auto Workers Union Labor Agreement

      Pursuant to an Hourly Employee Assignment Agreement, dated as of April 1, 2000, between Visteon and Ford, certain UAW-represented, hourly employees of Ford are currently assigned to work at Visteon facilities. Visteon reimburses Ford for the wage, benefit and other costs incurred by Ford related to these Ford-UAW employees. In September 2003, the United Auto Workers (“UAW”) union ratified a new four-year labor agreement with Ford, which provides, among other things, for the payment of a one-time $3,000 ratification bonus to each employee and increases in wages and benefits over the term of the agreement. Results for the third quarter of 2003 for the Automotive Operations and the Glass Operations include compensation and associated payroll tax expense related to this UAW bonus of $59 million and $5 million, respectively (See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restructuring, Dispositions, and Special Charges for more details).

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

	Third Quarter		First Nine Months

	2003	2002	2003	2002

	(in millions, except per share amounts)
Net income (loss), as reported	$(168)	$(52)	$(350)	$(318)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	2	—	6	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4)	(4)	(14)	(12)

Pro forma net income (loss)	$(170)	$(56)	$(358)	$(327)

Income (loss) per share:
Basic and diluted — as reported	$(1.34)	$(0.40)	$(2.78)	$(2.48)
Basic and diluted — pro forma	$(1.35)	$(0.44)	$(2.85)	$(2.55)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 4. Special Charges

First Nine Months 2003 Actions

      Visteon recorded in operating results $2 million and $299 million of pre-tax special charges in the third quarter of 2003 and the first nine months of 2003, respectively, as summarized below.

	Third Quarter		First Nine Months

	Pre-tax	After-tax	Pre-Tax	After-tax

	(in millions)
Restructuring and other charges:
2003 actions	$11	$7	$91	$58
Adjustments to prior year’s expenses	(9)	(6)	(9)	(6)

Total restructuring and other charges	2	1	82	52
Loss related to seating operations*	—	—	217	139

Total special charges	$2	$1	$299	$191

*	First nine months 2003 amounts include $18 million related to operating losses between the effective date of the agreements (April 1, 2003) and the date the agreements were finalized (June 23, 2003).

Restructuring and Other Charges

      In the third quarter of 2003, Visteon recorded pre-tax charges of $11 million comprised of an additional $7 million related to the program started in the second quarter of 2003 to involuntarily separate 570 hourly employees located in Germany, $1 million related to the separation of about 13 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002, and $3 million related to other minor actions. As of September 30, 2003, about 385 of the 570 hourly employees were separated. All of the other actions were substantially completed during the third quarter of 2003.

      Accrued restructuring liabilities relating to prior year’s restructuring actions of $9 million were credited to costs of sales in the third quarter of 2003, primarily as a result of reduced costs to complete the closure of the Markham, Ontario facility and the related employee separations.

      In the second quarter of 2003, Visteon recorded pre-tax charges of $49 million, comprised of $42 million related to the involuntary separation of 570 hourly employees located in Germany, $3 million related to the separation of about 93 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002, and $4 million related to other minor actions.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 4. Special Charges — (Continued)

      In the first quarter of 2003, Visteon recorded pre-tax charges of $31 million which includes $27 million related to the involuntary separation of about 135 U.S. salaried employees, the separation of about 35 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002, and the elimination of about 120 manufacturing positions in Mexico and other minor actions. Included in the $31 million pre-tax charge are $4 million of non-cash charges related to the write-down of a group of coiled spring and stamping equipment at our Monroe, Michigan, plant for which production activities will be discontinued and the future undiscounted cash flows are less than the carrying value of these fixed assets held for use. Visteon measured the impairment loss by comparing the carrying value of these fixed assets to the expected proceeds from disposal of the assets after completion of remaining production commitments. The above actions were substantially completed during the first quarter of 2003.

      Related to the special voluntary early retirement and separation program that was offered to U.S. salaried employees and recorded during the fourth quarter of 2002, about 295 of the 308 employees who accepted such packages were separated during the first nine months of 2003. The separation of the remaining U.S. salaried employees will take place at various times during the remainder of 2003.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 4. Special Charges — (Continued)

      Included in costs of sales and our operating results for the first nine months of 2003 is $217 million related to the seating operations consisting of:

•	$114 million of payments to Ford for the estimated costs of separating approximately 650 hourly Ford-UAW employees under Ford employee retirement and separation programs expected to be implemented by Ford during the transition process;

•	$60 million of net other contractually-committed cost payments to Ford;

•	$25 million non-cash charge related to certain seating-related fixed assets, for which production activities will be discontinued and the future undiscounted cash flows are less than the carrying value of these fixed assets held for use. Visteon measured the impairment loss by comparing the carrying value of these fixed assets to the expected proceeds from disposal of the assets after completion of remaining production commitments.

•	$18 million related to operating losses incurred between the effective date of the agreement (April 1, 2003) and the date the agreements were finalized (June 23, 2003).

      Based upon the terms in the agreement related to the $174 million of payments to Ford, Visteon expects to pay about $98 million at various times through September 30, 2004, with about $76 million related to the separation program costs expected to be paid annually in equal installments over ten years with interest. Payments made to Ford through September 30, 2003 totalled about $9 million. The ultimate costs and cash payments related to this agreement depend on several factors including the actual net costs incurred during the seating production transition phase that is expected to conclude by June 2004. The most critical factors that impact this are the ultimate actual costs incurred related to the relocation, re-deployment and/or employment termination of the 1,470 Visteon-assigned Ford-UAW employees, and the savings achieved by Ford (as defined in the agreement) resulting from resourcing production that will serve as an offset to the transition costs.

      The Hourly Employee Assignment Agreement between Visteon and Ford, entered into in connection with our separation from Ford, provides a mechanism for determining a cash settlement amount for postretirement health and life insurance benefits associated with Visteon-assigned Ford-UAW employees that transfer to Ford. Under this agreement, Ford will assume the retiree health and life benefits for such employees and Visteon will reimburse Ford an amount equal to the SFAS 106 actuarially determined accumulated projected benefit obligation that was transferred to Ford. The agreement also provides that if the reimbursement related to such transfers exceeds $10 million per year, then Visteon has the option to pay $10 million in the first year and pay the balance in succeeding years in annual installments of at least $5 million until the obligation is satisfied, with outstanding amounts bearing interest based on a variable rate equal to the 90-day Treasury Bill rate. During the second quarter of 2003, Visteon reclassified approximately $148 million in postretirement health and life insurance benefit obligations as a liability to Ford based on the estimated SFAS 106 actuarially determined accumulated projected benefit obligation associated with the 1,470 Visteon-assigned Ford-UAW employees working at the Chesterfield, Michigan, facility that were transferred to Ford. This amount will be adjusted in the future based upon final actuarial valuation results. At September 30, 2003, about $138 million of this obligation is classified in the line “Other Liabilities” on the Consolidated Balance Sheet with the remainder in current accrued liabilities.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 4. Special Charges — (Continued)

First Nine Months 2002 Actions

      Visteon recorded in costs of sales $26 million and $142 million of pre-tax special charges in the third quarter of 2002 and first nine months of 2002, respectively, as summarized below. In addition, Visteon recorded an impairment loss on goodwill of $363 million ($265 million after-tax) as a cumulative effect of change in accounting principle in the first quarter of 2002 as discussed further in Note 11.

	Third Quarter		First Nine Months

	Pre-tax	After-tax	Pre-Tax	After-tax

	(in millions)
Restructuring and other charges:
2002 actions*	$26	$17	$121	$78
Adjustments to prior year’s expenses	—	—	(5)	(3)

Total restructuring and other charges	26	17	116	75
Loss related to sale of restraint electronics business	—	—	26	16

Special charges before change in accounting	$26	$17	$142	$91

*	First nine months of 2002 amount includes $5 million related to the write-down of inventory.

     During the third quarter of 2002, Visteon began implementation of a comprehensive restructuring plan in Europe. Under the plan, Visteon and its unions in Europe expect to implement a number of restructuring actions of manufacturing operations in the UK, Germany and France. Visteon recorded a pre-tax charge of $26 million in costs of sales related to this plan in the third quarter of 2002. Of this charge, $10 million is related to the separation of about 138 hourly employees located at Visteon’s plants in Germany through a special voluntary retirement and separation program. The remaining $16 million is a non-cash impairment charge related to a group of machinery and equipment in Europe for which production activities will be discontinued and the related future undiscounted cash flows are less than the carrying value of these assets held for use. Visteon measured the impairment loss by comparing the carrying value of these fixed assets to the expected proceeds from disposal of the assets after completion of remaining production commitments.

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

      Accrued restructuring liabilities relating to 2001 restructuring actions of $5 million were credited to costs of sales in the first quarter of 2002, reflecting a change in estimated costs to complete these activities.

Restructuring Reserve Activity

      Reserve balances of $39 million and $37 million at September 30, 2003 and December 31, 2002, respectively, are included in current accrued liabilities on the accompanying balance sheets. The September 30, 2003 reserve balance of $39 million includes $3 million related to 2002 actions. The following table does not include costs and expenses associated with the transfer of the seating operations.

	Automotive Operations		Glass Operations

	Employee-Related	Other	Employee-Related	Total

	(in millions)
December 31, 2002 reserve balance	$36	$—	$1	$37
First quarter 2003 actions:
Included in costs of sales	21	4	1	26
Included in selling, administrative and other expenses	5	—	—	5
Second quarter 2003 actions:
Included in costs of sales	49	—	—	49
Third quarter 2003 actions:
Included in costs of sales	10	—	—	10
Included in selling, administrative and other expenses	1	—	—	1
Adjustments to prior year’s expenses	(8)	—	(1)	(9)

Total expense	78	4	—	82
Foreign currency translation	4	—	—	4
Utilization	(79)	(4)	(1)	(84)

September 30, 2003 reserve balance	$39	$—	$—	$39

      Utilization in the first nine months of 2003 of $84 million includes $19 million incurred related to special pension and other postretirement benefits, $61 million of cash payments mainly for severance pay and $4 million related to the non-cash write-down of certain plant assets.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 5. Debt

      Visteon has financing arrangements with a syndicate of third-party lenders that provide contractually committed, unsecured revolving credit facilities (the “Credit Facilities”). Our 364-day revolving credit facility, in the amount of $530 million, expires in June 2004. In addition to our 364-day revolving facility, we continue to have a revolving credit facility in the amount of $775 million that expires in June 2007. The Credit Facilities also provide for a delayed draw term loan in the amount of $250 million, expiring in 2007, which will be used primarily to finance new construction for facilities consolidation in Southeast Michigan. Borrowings under the Credit Facilities bear interest based on a variable rate interest option selected at the time of borrowing. The Credit Facilities contain certain affirmative and negative covenants including a covenant not to exceed a certain leverage ratio.

      During the second and third quarters of 2003, Visteon made draws against the delayed draw term loan, resulting in outstanding borrowings of $104 million at September 30, 2003. As of September 30, 2003, there were no amounts outstanding under either of the revolving credit facilities.

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

	Third Quarter		First Nine Months

	2003	2002	2003	2002

	(in millions, except per share amounts)
Numerator:
Net income (loss)	$(168)	$(52)	$(350)	$(318)

Denominator:
Average common stock outstanding	130.7	130.5	130.3	130.6
Less: Average restricted stock outstanding	(5.0)	(2.7)	(4.5)	(2.5)

Basic shares	125.7	127.8	125.8	128.1
Net dilutive effect of restricted stock and stock options	—	—	—	—

Diluted shares	125.7	127.8	125.8	128.1

Income (loss) per share:
Basic	$(1.34)	$(0.40)	$(2.78)	$(2.48)
Diluted	$(1.34)	$(0.40)	$(2.78)	$(2.48)

      For the third quarter of 2003, third quarter of 2002, first nine months of 2003 and first nine months of 2002 potential common stock of about 1,030,000; 551,000; 751,000 and 658,000 shares, respectively, are excluded as the effect would have been antidilutive.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 7. Variable Interest Entities

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Consolidation of previously existing variable interest entities for which Visteon is considered the primary beneficiary, if any, will be required in the fourth quarter of 2003. We do not anticipate the effect of adopting FIN 46 on Visteon’s results of operations or financial position will be material.

      From June 30, 2002, a variable interest entity owned by an affiliate of a bank is included in Visteon’s consolidated financial statements. This entity was established in early 2002 to build a leased facility for Visteon to centralize customer support functions, research and development and administrative operations. Construction of the facility is planned to be completed in 2004 at a cost of about $250 million, with initial occupancy starting in mid-2004. The lease agreement requires Visteon to make lease payments after construction is completed based upon the cost of the facility and a variable interest rate. The lease term expires in 2017, at which time Visteon is required to either purchase the facility at a price equal to the cost of the facility or renew the lease on terms mutually acceptable to Visteon and the lessor. Consolidation of this entity was based on an assessment that Visteon is subject to a majority of the risk of loss from the variable interest entity’s activities and is entitled to receive a majority of the entity’s residual returns. This assessment included consideration of the terms of the lease agreement, the amount of the owner’s equity investment at risk and that Visteon is the source of the entity’s debt financing through the delayed draw term loan arrangement provided for under the Credit Facilities discussed further in Note 5. As of September 30, 2003, this entity has incurred about $91 million in expenditures related to this facility.

NOTE 8. Guarantees

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. As of September 30, 2003, the effect of adopting FIN 45 on Visteon’s results of operations and financial position was not material.

      A reconciliation of changes in the product warranty liability is summarized as follows:

First Nine Months

2003

(in millions)
Beginning balance	$17
Accruals for products shipped	15
Accruals for pre-existing warranties (including change in estimates)	14
Settlements	(10)

Ending balance	$36

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 9. Inventories

      Inventories are summarized as follows:

	September 30,	December 31,
	2003	2002

	(in millions)
Raw materials, work-in-process and supplies	$719	$743
Finished products	141	135

Total inventories	$860	$878

U.S. inventories	$506	$548

NOTE 10. Comprehensive Income (Loss)

      Comprehensive income (loss) is summarized as follows:

	Third Quarter		First Nine Months

	2003	2002	2003	2002

	(in millions)
Net (loss)	$(168)	$(52)	$(350)	$(318)
Change in foreign currency translation adjustments	35	(16)	120	115
Other	(4)	(3)	13	(17)

Total comprehensive (loss)	$(137)	$(71)	$(217)	$(220)

      Accumulated other comprehensive loss is comprised of the following:

	September 30,	December 31,
	2003	2002

	(in millions)
Foreign currency translation adjustments	$58	$(62)
Realized and unrealized gains/(losses) on derivatives, net of tax	5	(8)
Unrealized loss on marketable securities, net of tax	(1)	(1)
Minimum pension liability, net of tax	(69)	(69)

Total accumulated other comprehensive loss	$(7)	$(140)

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 12. Segment Information

      Visteon’s reportable operating segments are Automotive Operations and Glass Operations. Income (loss) before income taxes is the primary profitability measure used by our chief operating decision-makers, both including and excluding the effect of special charges. Special charges are discussed further in Notes 4 and 11. Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
Third Quarter

2003:
Sales	$3,753	$131	$3,884
Income (loss) before taxes	(260)	(4)	(264)
Net income (loss)	(166)	(2)	(168)
Special charges before taxes	3	(1)	2
Special charges after taxes	2	(1)	1
Total assets, end of period	11,359	280	11,639
2002:
Sales	$4,191	$153	$4,344
Income (loss) before taxes	(86)	8	(78)
Net income (loss)	(58)	6	(52)
Special charges before taxes	26	—	26
Special charges after taxes	17	—	17
Total assets, end of period	10,890	279	11,169
First Nine Months

2003:
Sales	$12,763	$438	$13,201
Income (loss) before taxes	(546)	7	(539)
Net income (loss)	(356)	6	(350)
Special charges before taxes	299	—	299
Special charges after taxes	191	—	191
Total assets, end of period	11,359	280	11,639
2002:
Sales	$13,388	$464	$13,852
Income (loss) before taxes	(94)	26	(68)
Net income (loss)	(336)	18	(318)
Special charges before taxes	144	(2)	142
Special charges after taxes	357	(1)	356
Total assets, end of period	10,890	279	11,169

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

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by Visteon for matters discussed in the foregoing paragraph where losses are deemed probable; these reserves are adjusted periodically to reflect estimates of ultimate probable outcomes. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which reserves have not been established could be decided unfavorably to Visteon and could require Visteon to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at September 30, 2003. Visteon does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on our financial condition, results of operations or cash flows, although such an outcome is possible.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Visteon Corporation

      We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its Subsidiaries as of September 30, 2003, and the related consolidated statement of income for each of the three-month and nine-month periods ended September 30, 2003 and September 30, 2002 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2003 and September 30, 2002. These interim financial statements are the responsibility of the Company’s management.

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
October 15, 2003

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

Overview

      Visteon’s worldwide sales were $3.9 billion for third quarter 2003, compared with $4.3 billion for the same period in 2002. Visteon reported a net loss of $168 million, or $1.34 per share, for third quarter 2003. The loss included after-tax expenses of $41 million, or $0.33 per share, for the $3,000 per employee ratification bonus granted to the 20,000 UAW employees covered under the recently ratified four-year master agreement, and after-tax special charges of $1 million, or $0.01 per share. This compares with a net loss of $52 million, or $0.40 per share, in the third quarter of 2002, which included after-tax special charges of $17 million, or $0.13 per share.

      Worldwide sales totaled $13.2 billion in the first nine months of 2003, compared with $13.9 billion in the first nine months of 2002. Visteon reported a net loss of $350 million, or $2.78 per share, in the first nine months of 2003 compared with a net loss of $318 million, or $2.48 per share, in the first nine months of 2002. The losses included after-tax special charges of $191 million, or $1.52 per share, in the first nine months of 2003 and $356 million, or $2.78 per share, in the first nine months of 2002.

Restructuring, Dispositions, and Special Charges

      The table below presents special charges related to restructuring initiatives and other actions during the third quarter and first nine months of 2003 and 2002:

	Automotive		Glass
	Operations		Operations		Total

		First		First		First
	Third	Nine	Third	Nine	Third	Nine
	Quarter	Months	Quarter	Months	Quarter	Months

	(in millions)
2003 Special Charges:

North American seating operations	$—	$(217)	$—	$—	$—	$(217)
European Plan for Growth	(8)	(56)	—	—	(8)	(56)
North American salaried restructuring	—	(18)	—	—	—	(18)
Other Actions	(3)	(16)	—	(1)	(3)	(17)
Adjustment to prior year’s expense	8	8	1	1	9	9

Total 2003 special charges, before taxes	$(3)	$(299)	$1	$—	$(2)	$(299)

Total 2003 special charges, after taxes	$(2)	$(191)	$1	$—	$(1)	$(191)

2002 Special Charges:

European Plan for Growth	$(26)	$(26)	$—	$—	$(26)	$(26)
Exit Markham and other first quarter actions	—	(95)	—	—	—	(95)
Loss on sale of restraint electronics business	—	(26)	—	—	—	(26)
Adjustment to prior year’s expense	—	3	—	2	—	5

Total 2002 special charges, before taxes and change in accounting	$(26)	$(144)	$—	$2	$(26)	$(142)

Total 2002 special charges, after taxes*	$(17)	$(357)	$—	$1	$(17)	$(356)

*	Includes a reduction in Automotive results of $265 million for a change in accounting (goodwill).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

     In third quarter 2003, Visteon recorded pre-tax charges of $11 million comprised of an additional $7 million related to the program started in the second quarter of 2003 to involuntarily separate 570 hourly employees located in Germany, $1 million related to the separation of about 13 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002, and $3 million related to other minor actions. As of September 30, 2003, about 385 of the 570 hourly employees were separated. All of the other actions were substantially completed during the third quarter of 2003.

      Accrued restructuring liabilities relating to prior year’s restructuring actions of $9 million were credited to costs of sales in third quarter 2003, primarily as a result of reduced costs to complete the closure of the Markham, Ontario facility and the related employee separations.

      In the first nine months of 2003, we incurred pre-tax charges of $299 million related to the exit from the North American seating operations, European Plan for Growth, North American salaried restructuring, and other actions. See Notes 4 and 11 of our consolidated financial statements, which are incorporated herein by reference, for a further description of the special charges, discussed above. Of the $299 million pre-tax special charges recorded in the first nine months of 2003, $29 million are non-cash related. Of the $142 million pre-tax special charges recorded in the first nine months of 2002, $54 million are non-cash related.

      The European Plan for Growth is progressing, and is expected to be completed in 2004. In 2004, we expect to recognize ongoing savings of about $100 million before taxes annually. We have recognized a quarter of the on-going savings to-date and expect to have recognized about a third of the on-going savings by the end of 2003.

      Visteon continues to evaluate the possibility of partnerships, sales or closings involving under-performing or non-core businesses. However, there can be no assurance that a transaction or other arrangement favorable to Visteon will occur in the near term or at all. In addition, we continue to assess the recoverability of our long-lived assets and deferred tax assets in light of the challenging environment in which we operate and as part of our business planning process for 2004 and beyond. If conditions indicate that any of these assets are impaired, impairment charges or additional deferred tax asset valuation allowances will be required, although we cannot predict the timing or range of amounts, if any, that may result.

Results of Operations

Third Quarter 2003 Compared with Third Quarter 2002

      Sales for each of our segments for third quarter 2003 and 2002 are summarized in the following table:

	Third Quarter		2003
			over/(under)
	2003	2002	2002

	(in millions)
Automotive Operations	$3,753	$4,191	$(438)
Glass Operations	131	153	(22)

Total sales	$3,884	$4,344	$(460)

Memo: Sales to non-Ford customers
Amount	$1,011	$898	$113
Percentage of total sales	26%	21%	5 pts

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Sales for Automotive Operations in third quarter 2003 were $3,753 million, compared with $4,191 million in third quarter 2002, a decrease of $438 million or 10%. This decrease reflects lower sales of $543 million resulting primarily from a decline in Ford worldwide vehicle production, offset partially by favorable currency fluctuations of $103 million. The exit of our seating operations in June 2003 reduced revenue an additional $133 million in third quarter 2003. Sales for Automotive Operations also were affected by increased new business, offset partially by lower sales associated with precious metals purchased under sourcing arrangements directed by Ford and by price reductions.

      Sales for Glass Operations were $131 million in third quarter 2003, compared with $153 million in third quarter 2002, a decrease of $22 million or 14% resulting primarily from lower Ford North American production volume.

      Total sales to non-Ford customers increased $113 million compared with third quarter 2002 and were 26% of total sales for third quarter 2003.

      Costs of sales for third quarter 2003 were $3.9 billion, $333 million lower when compared with third quarter 2002. Costs of sales primarily includes material, labor, manufacturing overhead and other costs, such as product development costs. This reduction reflects a $387 million decrease resulting from lower vehicle production volume. Costs associated with the labor agreement reached with the United Auto Workers of $64 million and higher costs to launch business with new customers were offset by net material cost reductions and manufacturing efficiencies. Special charges were lower in 2003 than 2002, totaling $1 million and $26 million, respectively.

      Selling, administrative and other expenses for third quarter 2003 were $262 million compared with $207 million in third quarter 2002, an increase of $55 million. The increase reflects primarily incremental infrastructure actions of $47 million, including IT spending. Costs associated with such incremental infrastructure actions are expected to continue throughout 2003 and into mid-2004. Special charges were $1 million in third quarter 2003, representing a $1 million increase over the same period in 2002.

      Net interest expense of $19 million in third quarter 2003 was unchanged from third quarter 2002.

      Equity in net income of affiliated companies was $12 million in third quarter 2003 compared with $16 million for the same period in 2002, related primarily to our affiliates located in China.

      Income (loss) before income taxes is the primary profitability measure used by our chief operating decision-makers, both including and excluding the effect of special charges. The following table shows income (loss) before income taxes for third quarter 2003 and 2002 for each of our segments:

	Third Quarter		2003
			over/(under)
	2003	2002	2002

	(in millions)
Automotive Operations	$(260)	$(86)	$(174)
Glass Operations	(4)	8	(12)

Total	$(264)	$(78)	$(186)

Memo:
Special charges included above	$(2)	$(26)	$24

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Automotive Operations’ third quarter 2003 loss before income taxes was $260 million compared with a loss of $86 million for the same period in 2002. The increased loss reflects lower vehicle production volume, UAW contract ratification costs, and higher IT costs of $138 million, $59 million and $47 million, respectively. Third quarter 2002 included a loss of $27 million from seating operations that were exited June 23, 2003. Special charges were $3 million before taxes in third quarter 2003. Results also were affected by new business and favorable cost performance, offset partially by price reductions.

      Loss before income taxes for Glass Operations in third quarter 2003 was $4 million compared with income of $8 million for third quarter 2002, reflecting primarily lower Ford North American production volume and UAW contract ratification costs. Third quarter 2003 special charges reflect a $1 million credit related to adjustments to the reserve for special charges.

      Benefit for income taxes represents an effective tax rate of 36% for the third quarter of 2003 and 2002.

      Minority interests in net income of subsidiaries were $4 million lower in third quarter 2003 compared with third quarter 2002.

    Net income (loss) for the third quarter of 2003 and 2002 are shown in the following table for each of our segments:

	Third Quarter		2003
			over/(under)
	2003	2002	2002

	(in millions)
Automotive Operations	$(166)	$(58)	$(108)
Glass Operations	(2)	6	(8)

Total	$(168)	$(52)	$(116)

Memo:
Special charges included above	$(1)	$(17)	$16

      Visteon reported a net loss for third quarter 2003 of $168 million compared with a net loss of $52 million for third quarter 2002 because of the factors described in the income (loss) before income taxes section. Special charges after-taxes were $1 million and $17 million in third quarter 2003 and 2002, respectively.

Results of Operations

First Nine Months of 2003 Compared with First Nine Months of 2002

      Sales for each of our segments for the first nine months of 2003 and 2002 are summarized in the following table:

	First Nine Months		2003
			over/(under)
	2003	2002	2002

	(in millions)
Automotive Operations	$12,763	$13,388	$(625)
Glass Operations	438	464	(26)

Total sales	$13,201	$13,852	$(651)

Memo: Sales to non-Ford customers
Amount	$3,015	$2,632	$383
Percentage of total sales	23%	19%	4 pts

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Sales for Automotive Operations in the first nine months of 2003 were $12.8 billion, compared with $13.4 billion in the first nine months of 2002, a decrease of $625 million or 5%. This decrease reflects lower net sales of $1.1 billion resulting primarily from a decline in Ford worldwide vehicle production, offset partially by favorable currency fluctuations of $435 million. Non-recurring sales from businesses exited, including restraint electronics and seating, were $158 million in the first nine months of 2002. Sales for Automotive Operations also were affected by lower sales associated with precious metals purchased under sourcing arrangements directed by Ford and by price reductions, which were more than offset by new business.

      Sales for Glass Operations were $438 million in the first nine months of 2003, compared with $464 million in the first nine months of 2002, a decrease of $26 million or 6%, reflecting primarily lower Ford North American production volume compared with the first nine months of 2002.

      Total sales to non-Ford customers increased $383 million compared with the first nine months of 2002 and were 23% of total sales for the first nine months of 2003.

      Costs of sales for the first nine months of 2003 were $13.0 billion, $283 million lower compared with the first nine months of 2002. Costs of sales primarily includes material, labor, manufacturing overhead and other costs, such as product development costs. This reduction reflects a $481 million decrease in costs associated with lower vehicle production volume, offset partially by the impact of currency fluctuations totaling $360 million. Costs of sales increased $64 million for costs associated with the labor agreement reached with the United Auto Workers, which were offset by lower costs associated with precious metals purchased under sourcing arrangements directed by Ford. Special charges were higher in 2003 than 2002, totaling $293 million and $142 million, respectively.

      Selling, administrative and other expenses for the first nine months of 2003 were $743 million as compared with $625 million in the first nine months of 2002, an increase of $118 million. The increase reflects primarily incremental infrastructure actions of $100 million, including IT spending. Costs associated with such incremental infrastructure actions are expected to continue throughout 2003 and into mid-2004. Special charges were $6 million in the first nine months of 2003, and were $6 million higher than the same period in 2002.

      Net interest expense of $58 million for the first nine months of 2003 was down $3 million from the first nine months of 2002 reflecting lower average debt balances and lower average interest rates.

      Equity in net income of affiliated companies was $42 million in the first nine months of 2003 compared with $30 million for the same period in 2002, related primarily to our affiliates located in China.

      Income (loss) before income taxes is the primary profitability measure used by our chief operating decision-makers, both including and excluding the effect of special items. The following table shows income (loss) before income taxes for the first nine months of 2003 and 2002 for each of our segments:

	First Nine Months		2003
			(under)
	2003	2002	2002

	(in millions)
Automotive Operations	$(546)	$(94)	$(452)
Glass Operations	7	26	(19)

Total	$(539)	$(68)	$(471)

Memo:
Special charges included above	$(299)	$(142)	$(157)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Automotive Operations’ loss before income taxes for the first nine months of 2003 was $546 million compared with a loss before income taxes of $94 million for the same period in 2002. Special charges were $155 million higher in the first nine months of 2003 compared with the first nine months of 2002, reflecting primarily the exit from seating operations on June 23, 2003. The increase in year-to-date losses also reflects lower vehicle production volume, higher IT costs, and UAW contract ratification costs of $305 million, $100 million, and $59 million, respectively. Favorable cost performance in the first nine months of 2003 was offset partially by price reductions.

      Income before income taxes for Glass Operations for the first nine months of 2003 was $7 million compared with $26 million for the first nine months of 2002, reflecting primarily lower Ford North American production volume and UAW contract ratification costs, offset partially by manufacturing efficiencies. The first nine months of 2002 results include the benefit of $2 million related to adjustments to the reserve for special charges; there were no net special charges during the first nine months of 2003.

      Benefit for income taxes represents an effective tax rate of 36% for the first nine months of 2003 and 2002.

      Minority interests in net income of subsidiaries was $20 million in the first nine months of 2003, unchanged from the first nine months of 2002.

      Net income (loss) for the first nine months of 2003 and 2002 are shown in the following table for each of our segments:

	First Nine Months		2003
			over/(under)
	2003	2002	2002

	(in millions)
Automotive Operations	$(356)	$(336)	$(20)
Glass Operations	6	18	(12)

Total	$(350)	$(318)	$(32)

Memo:
Cumulative effect of change in accounting, net of tax (goodwill)	$—	$(265)	$265
After-tax restructuring and other charges	(191)	(91)	(100)

Total Special charges included above	$(191)	$(356)	$165

      Visteon reported a net loss for the first nine months of 2003 of $350 million compared with a net loss of $318 million for the first nine months of 2002 because of the factors described in the income (loss) before income taxes section. Special charges were $191 million in the first nine months of 2003 and $356 million in the first nine months of 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Other Developments

      In September 2003, the United Auto Workers (“UAW”) union ratified a new four-year labor agreement with Ford, which provides for modest increases in wages and benefits over the term of the agreement. The new agreement also provides, among other things, for the payment of a one-time $3,000 ratification bonus to each employee, the payment to eligible employees in October 2004 of a 3% performance bonus, 2% and 3% wage increases for years three and four of the agreement, respectively, and cost of living adjustments, as applicable. Pursuant to an Hourly Employee Assignment Agreement, dated as of April 1, 2000, between Visteon and Ford, approximately 20,000 UAW-represented, hourly employees of Ford are currently assigned to work at Visteon facilities. Visteon reimburses Ford for the wage, benefit and other costs incurred by Ford related to these Ford-UAW employees. In connection with the new labor agreement, during the third quarter of 2003 Visteon recorded compensation and associated payroll tax expense of approximately $64 million with respect to Ford’s bonus payment obligation to the Visteon-assigned employees.

      As part of the agreement, Ford also has agreed to offer transfers to Ford-UAW workers assigned to Visteon facilities to positions at Ford facilities as they become available and to prohibit the transfer of Ford-UAW workers to positions at Visteon facilities. Visteon, Ford and the UAW also entered into a memorandum of understanding, which provides, among other things, that Visteon and the UAW will enter into a new collective bargaining agreement covering employees hired by Visteon at its UAW-represented facilities in the future and that the parties will enter into discussions for the purpose of negotiating a supplement to such new Visteon-UAW collective bargaining agreement that provides for competitive wage and benefit levels for such future hires. In addition, approximately 500 hourly employees of Visteon who worked in UAW-represented facilities of Visteon at the time of the new collective bargaining agreement but were covered by a separate collective bargaining agreement between the UAW and Visteon will be converted to Ford-UAW employees and be designated as Visteon-assigned workers. We cannot anticipate at this time the expected impact that this new arrangement may have on our results of operations or financial condition due to the uncertainty of the negotiations involved.

      Visteon and Ford have entered into discussions regarding general commercial matters relating to the supply of parts and services from Visteon to Ford in North America, including, without limitation, with respect to sourcing, pricing and potential revisions to the original spin agreements. Our goal is to conclude these discussions in the fourth quarter of 2003, although there can be no assurance that an agreement with respect to any or all of these matters will be finalized in the near term or at all. Moreover, our ability to reach an agreement on these matters may depend, in part, on the outcome of negotiations with the UAW regarding new Visteon hourly employees referred to above. We are unable at this time to evaluate the impact such an agreement may have on our results of operations due to the current level of uncertainty involved in such negotiations.

Liquidity and Capital Resources

      Our balance sheet reflects cash and marketable securities of $943 million and total debt of about $1.8 billion at September 30, 2003, compared with cash and marketable securities of about $1.3 billion and total debt of about $1.6 billion at December 31, 2002. Net debt, defined as the amount by which total debt exceeds total cash and marketable securities, was about $900 million at September 30, 2003, and about $370 million at December 31, 2002. The change in both our cash and marketable securities and net debt resulted primarily from capital expenditures in excess of cash provided by operating activities. Our ratio of total debt to total capital, which

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

consists of total debt plus total stockholders’ equity, was 40% at September 30, 2003 and 36% at December 31, 2002.

      Visteon has financing arrangements providing contractually committed, unsecured revolving credit facilities with a syndicate of third-party lenders providing for a maximum of $1,555 million in committed, unsecured credit facilities (the “Credit Facilities”). The terms of the Credit Facilities provide for a 364-day revolving credit line in the amount of $530 million, which expires June 2004, and a five-year revolving credit line in the amount of $775 million, which expires June 2007. The Credit Facilities also provide for a five-year, delayed draw term loan in the amount of $250 million, which will be used primarily to finance new construction for facilities consolidation in Southeast Michigan. We have not borrowed against the 364-day facility or the five-year facility and we have borrowed $104 million at September 30, 2003 against the delayed-draw term loan. Visteon has maintained a commercial paper program providing up to $1,305 million of borrowing ability, utilizing the Credit Facilities as backup. As of September 30, 2003, we had $100 million outstanding under our commercial paper program. In the event the availability of commercial paper is reduced or eliminated, our revolving credit lines provide a backup source for funding.

      Visteon maintains a trade payables program through General Electric Capital Corporation (“GECC”) that provides financial flexibility to Visteon and its suppliers. When a supplier participates in the program, GECC pays the supplier the amount due from Visteon in advance of the original due date. In exchange for the earlier payment, our suppliers accept a discounted payment. On the original due date of the payables, Visteon pays GECC the full amount. At September 30, 2003, approximately $130 million was outstanding to GECC under this program, classified as trade payables in the consolidated balance sheet. As part of the same program with GECC, Visteon is allowed to defer payment to GECC on the trade payables described above for a period of up to 30 days at a market rate based fee. Any amounts deferred under the program would be classified as short-term debt. As of September 2003, Visteon had not exercised the deferral option of the program.

      As of September 30, 2003, there have been two material changes to our long-term obligations since December 31, 2002. The first is related to the 10-year outsourcing agreement entered into with IBM in January 2003. Pursuant to this agreement we are outsourcing a wide range of IT services on a global basis. The service charges under the outsourcing agreement are expected to aggregate about $2 billion during the ten years covered by the agreement, subject to decreases and increases in the service charges based on Visteon’s actual consumption of services to meet our then current business needs. The outsourcing agreement may also be terminated for Visteon’s business convenience after our second full year for a scheduled termination fee. The second is related to the agreement between ourselves, Ford, and another supplier as it pertains to our exit from the seating operations as described in Note 4 of our consolidated financial statements, which is incorporated herein by reference. Also, from time to time we enter into purchase commitments with various suppliers in the ordinary course of business.

      We have guaranteed about $40 million of borrowings held by unconsolidated joint ventures and have extended loans of about $3 million to unconsolidated joint ventures, as of September 30, 2003. In addition, we have guaranteed Tier 2 suppliers’ debt and lease obligations of about $32 million, at September 30, 2003, to ensure the continued supply of essential parts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Our long-term and short-term credit ratings with Standard & Poor’s (S&P) are BBB/A3; with Moody’s they are Baa2/P2, and with Fitch they are BBB–/F3. S&P and Moody’s have covered Visteon since June 2000, and Fitch initiated coverage on June 11, 2003. Visteon remains under review for possible downgrade by both S&P and Moody’s. If we were to be downgraded to BBB–/Baa3 by S&P and Moody’s, we believe we would continue to have access to sufficient liquidity to meet ongoing operating requirements; however our cost of borrowing may increase. If sufficient levels of commercial paper were no longer available, we would utilize alternative sources of liquidity, including those discussed above and receivables-based funding sources available to us.

      Visteon’s net interest expense of $58 million for the first nine months of 2003 was $3 million lower than the first nine months of 2002. The lower net interest expense in the first nine months of 2003 compared with the first nine months of 2002 reflects primarily lower average debt balances and interest rates.

      Visteon has entered into interest rate swaps to manage our interest rate risk. These swaps effectively convert a portion of Visteon’s fixed rate debt into variable rate debt, and as a result, approximately 40% of the company’s borrowings are on a fixed-rate basis, while the remainder is subject to changes in short-term interest rates. As interest rates have fallen, Visteon’s interest rate swaps contributed favorably to reduce interest expense in 2003.

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

Cash Flows

Operating Activities

      Cash provided by operating activities during the first nine months of 2003 totaled $117 million, compared with cash provided by operating activities of $413 million for the same period in 2002. The reduced amount of cash provided by operations in the first nine months of 2003 reflects primarily our larger net loss. Cash payments related to restructuring actions were $100 million and $71 million during the first nine months of 2003 and 2002, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Investing Activities

      Cash used in investing activities was $554 million during the first nine months of 2003, compared with $464 million for the same period in 2002. Our capital expenditures for the first nine months of 2003 totaled $641 million, compared with $461 million in the first nine months of 2002. Our capital spending in 2003 is higher than historic levels as we undertake spending to fund new construction for consolidation of operations in southeast Michigan and also to fund our IT infrastructure transition and improvements. We anticipate that our facilities consolidation will allow us to centralize customer support functions, research and development, and selected business operations at lower operating costs. During the first nine months of 2003 we had net sales of marketable securities of $70 million, compared with net purchases of securities of $37 million in the first nine months of 2002. The lower level of securities purchased during the first nine months of 2003 reflects the lower level of cash available for investment and the lower level of attractiveness of these securities as interest rates have fallen compared with the first nine months of 2002. Other investing cash flows of $17 million and $34 million during the first nine months of 2003 and 2002, respectively, are related primarily to the sale of assets, with the first nine months of 2002 amount including $25 million from the sale of the restraint electronics business.

Financing Activities

      Cash provided by financing activities totaled $145 million in the first nine months of 2003, compared with cash usage of $179 million in the first nine months of 2002. The cash proceeds in the first nine months of 2003 reflects primarily the net issuance of debt offset partially by funds used to repay maturing short-term commercial paper obligations, dividend payments, and purchases of treasury stock.

      On July 9, 2003, the Visteon Board of Directors declared a dividend of $0.06 per share on the company’s common stock, payable on September 2, 2003, to the stockholders of record as of August 1, 2003. On October 13, 2003, the Visteon Board of Directors declared a dividend of $0.06 per share on the company’s common stock, payable on December 1, 2003, to the stockholders of record as of October 31, 2003. Visteon has paid a dividend each quarter since it became an independent, publicly traded company in June 2000.

New Accounting Standards and Accounting Changes

      Starting January 1, 2003, Visteon began expensing the fair value of stock-based awards granted to employees pursuant to SFAS 123. This standard was adopted on a prospective method basis for stock-based awards granted, modified or settled after December 31, 2002, resulted in additional compensation expense of about $2 million, net of taxes, during the first nine months of 2003.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interest. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Consolidation of previously existing variable interest entities for which Visteon is considered the primary beneficiary, if any, will be required in the fourth quarter of 2003. We do not anticipate the effect of adopting FIN 46 on Visteon’s results of operations or financial position will be material.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We currently have no contracts that fall within the guidelines of the new requirements and, as such, there was no effect of adopting SFAS 149 on Visteon’s results of operations or financial position.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and the first interim period beginning after June 15, 2003. We currently have no financial instruments that fall within the guidelines of the new requirements and, as such, there was no effect of adopting SFAS 150 on Visteon’s results of operations or financial position.

Other Financial Information

      PricewaterhouseCoopers LLP, our independent accountants, performed a limited review of the financial data presented on pages 1 through 16 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the 1933 Act and the independent accountant’s liability under Section 11 does not extend to it.

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

Foreign Currency Risk

      Our primary foreign exchange exposure includes the Mexican peso, the Canadian dollar, the euro and the Czech koruna. Because of the mix between our costs and our revenues in various regions, we generally are exposed to strengthening of the Mexican peso, the Canadian dollar and the Czech koruna and to weakening of the euro. For transactions in these currencies, we utilize a strategy of partial coverage. As of September 30, 2003, our coverage for projected transactions in foreign currencies was about 60% for the remainder of 2003.

      The net fair value of financial instruments used to reduce our exposure to volatility in foreign currency exchange rates has changed since December 31, 2002. This change reflects primarily the strengthening of the Canadian dollar and the euro, and the weakening of the Mexican peso relative to the dollar.

      As of September 30, 2003 and December 31, 2002, the net fair value of financial instruments with exposure to currency risk was a loss of $6 million and $36 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $85 million and $86 million as of September 30, 2003 and December 31, 2002, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of our financial derivatives. It is important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

      During second quarter 2003, Visteon reduced the notional value of its interest rate swaps by $250 million. As of September 30, 2003 and December 31, 2002, the net fair value of interest rate swaps was a positive $22 million and $39 million, respectively. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $10 million and $16 million as of September 30, 2003 and December 31, 2002, respectively. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $6 million at September 30, 2003 and December 31, 2002. This analysis may overstate the adverse impact on net interest expense due to the short-term nature of our interest bearing investments.

Commodity Market Risk

      During third quarter 2003, Visteon initiated the use of financial instruments to lock in pricing on its forward year copper purchases. As of September 30, 2003, the net fair value of copper derivatives was an immaterial amount, and the potential loss in fair value from a 10% adverse change in quoted prices would be less than $1 million.

      Natural gas is a commodity Visteon uses in its manufacturing processes, primarily for glass production, as well as to heat our facilities. As of September 30, 2003, Visteon has locked in pricing on about 80% of its projected usage for the remainder of 2003, through financial derivatives. As of September 30, 2003 and December 31, 2002, the net fair value of natural gas derivatives was a positive $5 million and $7 million, respectively. The potential loss in fair value of these derivative contracts from a 10% adverse change in quoted market prices would be approximately $5 million and $4 million at September 30, 2003 and December 31, 2002, respectively.

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

      As discussed previously under “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we have entered into a global IT outsourcing arrangement with IBM, which provides for, among other things, the transition of Visteon applications from Ford’s IT systems, upon which we have relied since our spin-off. In October 2003, we completed the first major migration of applications from Ford’s IT systems. The migration of all applications from Ford’s IT systems is expected to be substantially completed in 2004. This transition may affect Visteon’s existing business processes including Visteon’s internal control over financial reporting. As this transition continues it will be monitored and evaluated with regard to Visteon’s ability to process, record, summarize, and report financial information.

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

      (a) Exhibits

      Please refer to the Exhibit Index on Page 33.

      (b) Reports on Form 8-K

      The Registrant filed the following Current Report on Form 8-K during the quarter ended September 30, 2003:

      Current Report on Form 8-K, dated July 9, 2003, in respect of Registrant’s press release dated July 9, 2003 announcing that its Board of Directors had declared a cash dividend.

      Current Report on Form 8-K, dated July 18, 2003, in respect of Registrant’s press release dated July 18, 2003 announcing Registrant’s financial results for second quarter and first half of 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ GLENDA J. MINOR

Glenda J. Minor
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: October 28, 2003

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.
4.1	Indenture dated as of June 23, 2000 between Visteon and Bank One Trust Company, N.A., as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated July 31, 2000 (filed August 16, 2000).
4.2	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Purchase and Supply Agreement dated as of January 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.3	Letter Relating to Price Reductions dated March 31, 2000 from Ford is incorporated herein by reference to Exhibit 10.3.1 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.4	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.5	Aftermarket Relationship Agreement dated as of January 1, 2000 between Visteon and the Automotive Consumer Services Group of Ford is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.6	Hourly Employee Assignment Agreement dated as of April 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.7	Employee Transition Agreement dated as of April 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.8	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.9	Visteon Corporation 2000 Incentive Plan is incorporated herein by reference to Appendix E to the Proxy Statement of Visteon dated March 26, 2001.*
10.10	Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*

Exhibit
Number		Exhibit Name

10.10	.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.10 hereto entered into by Visteon with Messrs. Pestillo, Johnston, Coulson, Orchard and Marcin, and Ms. Fox is incorporated herein by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.11		Issuing and Paying Agency Agreement dated as of June 5, 2000 between Visteon and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.12		Corporate Commercial Paper — Master Note dated June 1, 2000 is incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.13		Letter Loan Agreement dated as of June 12, 2000 from The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.14		Visteon Corporation Deferred Compensation Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10.15		Visteon Corporation Restricted Stock Plan for Non-Employee Directors is incorporated herein by reference to Appendix F to the Proxy Statement of Visteon dated March 26, 2001.*
10.16		Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.17		Visteon Corporation Savings Parity Plan is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.18		Visteon Corporation Pension Parity Plan is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.19		Visteon Corporation Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.20		Executive Employment Agreement dated as of September 15, 2000 between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2001.*
10.21		Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.22		Visteon Corporation Executive Separation Allowance Plan is incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.23		Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain executive officers under the plans constituting Exhibits 10.14, 10.16, 10.17, 10.18, 10.19 and 10.22 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*

Exhibit
Number	Exhibit Name

10.24	Five-Year Revolving Loan Credit Agreement dated as of June 20, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.25	364-Day/1-Year Term-Out Credit Agreement dated as of June 19, 2003 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Citibank N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of Visteon dated July 29, 2003.
10.26	Five-Year Term Loan Credit Agreement dated as of June 25, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.27	Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*
12.1	Statement re: Computation of Ratios.
15.1	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated October 24, 2003, relating to Financial Information.
31.1	302 Certification of Chief Executive Officer dated October 28, 2003.
31.2	302 Certification of Chief Financial Officer dated October 28, 2003.
32.1	906 Certification of Chief Executive Officer dated October 28, 2003.
32.2	906 Certification of Chief Financial Officer dated October 28, 2003.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

      In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.