Form 10-K
period 2003-12-31
VISTEON CORP
filed 2004-02-13
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003, or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 1-15827

VISTEON CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	38-3519512 (I.R.S. employer identification no.)
17000 Rotunda, Dearborn, Michigan (Address of principal executive offices)	48120 (Zip code)

Registrant’s telephone number, including area code: (800)-VISTEON

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, par value $1.00 per share	New York Stock Exchange

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

Yes  ✓    No

    The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2003 (the last business day of the most recently completed second fiscal quarter) was approximately $853 million.

    As of January 30, 2004, the registrant had outstanding 130,469,809 shares of common stock.

Document Incorporated by Reference*

Document	Where Incorporated

Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

*	As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

PART I
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR VISTEON’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Restructuring, Dispositions and Special Charges
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF VISTEON
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
SIGNATURES
REPORT OF INDEPENDENT AUDITORS
CONSOLIDATED STATEMENT OF OPERATIONS
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF CASH FLOWS
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NOTES TO FINANCIAL STATEMENTS
Principles of Consolidation
Variable Interest Entities
Revenue Recognition
Guarantees and Product Warranty
U.S. Plan Assets and Investment Strategy
U.S. Contributions
Medicare Legislation
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
Purchase and Supply Agreement
Relationship Agreement
Amended & Restated Hourly Employee Assignment
Amended & Restated Employee Transition Agreement
Schedule to Revised Change in Control Agreement
Visteon Corp. Deferred Compensation Plan
Visteon Corp. Restricted Stock Plan
Hourly Employee Conversion Agreement
Employment Agreement
Computation of Ratios
Pledge of Integrity
Subsidiaries of Visteon
Consent of Independent Accountants
Powers of Attorney
Rule 13-14(a) Certification of CEO
Rule 13-14(a) Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO
Risk Factors

PART I

ITEM 1. BUSINESS

Overview

      Visteon Corporation is a leading global supplier of automotive systems, modules and components to global vehicle manufacturers and the automotive aftermarket. Headquartered in Dearborn, Michigan, we have global capabilities, with regional headquarters in Kerpen, Germany; Shanghai, China; and São Paulo, Brazil. We have a workforce of approximately 72,000 and a network of manufacturing sites, technical centers, sales offices and joint ventures located in every major region of the world.

      Visteon operates in two business segments: Automotive Operations and Glass Operations.

      Automotive Operations: Visteon is a leading global supplier of automotive systems, modules and components in the following product areas: climate control, interior, exterior, powertrain, chassis and electronics. Our products are featured on vehicles built by many leading automotive manufacturers, including Ford Motor Company, General Motors, Toyota, DaimlerChrysler, Volkswagen, Honda, Renault, Nissan, Hyundai, Peugeot, Mazda and BMW. The Automotive Operations segment accounted for 97% of our 2003 total sales.

      Glass Operations: Our Glass Operations segment designs, produces and distributes automotive glass products for Ford and aftermarket customers, and float glass for commercial architectural and automotive applications.

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

Financial Information About Business Segments

      Business segment financial information can be found on pages 86-88 of this Annual Report on Form 10-K (Note 17, “Segment Information,” of our consolidated financial statements).

Automotive Parts Industry

      The automotive parts industry provides systems, modules and components to vehicle manufacturers for the manufacture of new vehicles, as well as to the aftermarket for use as replacement and enhancement parts. Historically, large vehicle manufacturers operated internal divisions to provide a wide range of component parts for their vehicles. More recently, vehicle manufacturers have moved toward a competitive sourcing process for automotive parts, including increased purchases from independent suppliers, as they seek lower-priced and/or higher-technology products. Demand for aftermarket products tends to increase when vehicle owners retain their vehicles longer, as these vehicles generally have a greater need for repairs.

      Industry Trends. The following key trends have been affecting the automotive parts industry over the past several years:

•	Demand for Safety-related and Environmentally-friendly Products. Consumers are increasingly interested in products and technologies that make them feel safer and more secure. Vehicle manufacturers and many governmental regulators are requiring more safety-related and environmentally-friendly products. This demand, coupled with advances in technology, have led to a number of new product opportunities for Visteon’s strong innovation capabilities, such as advanced front lighting systems, driver-information technologies, emissions controls, improved fuel economy and recyclable materials. In addition, Visteon can support the technology needs of advanced systems, such as environmentally-focused power systems, which could revolutionize the automotive industry.

ITEM 1. BUSINESS — (Continued)

•	Increasing Electronics Integration and Technological Content. Electronics integration, which typically involves replacing bulky mechanical components with electronic ones and/or adding new electrical functions to the vehicle, allows vehicle manufacturers improved control over vehicle weight, costs and functionality. Integrated electronic solutions help auto manufacturers improve fuel economy through weight reduction and reduce emissions through improved air and engine control systems. In addition, Visteon is combining its leadership position in automotive supply with leaders in non-automotive electronics to offer vehicle manufacturers integrated technologies that meet key consumer and regulatory needs.

•	Globalization of Suppliers. To serve multiple markets more efficiently, vehicle manufacturers are assembling vehicle platforms globally. With this globalization, vehicle manufacturers are increasingly interested in global suppliers that can better serve multiple markets, address local consumer preferences, control design costs and minimize import tariffs in local markets. Visteon’s presence in more than 200 facilities, in 25 countries, on six continents positions it to meet this need.

•	Ongoing Industry Consolidation. The worldwide automotive parts industry is consolidating as suppliers seek to achieve operating synergies through business combinations. Suppliers are shifting production to locations with more flexible work rules and practices, acquiring complementary technologies, building stronger customer relationships, and following their customers as they expand globally. Visteon’s ability to provide vehicle manufacturers with single-point sourcing of integrated systems and modules on a global basis has improved its ability to respond to this consolidation.

•	Design of Several Model Derivatives Off of a Single Vehicle Platform. Vehicle manufacturers are designing and producing several vehicle models off of a single vehicle platform. With this method, vehicle manufacturers will vary the design of some components to create the different vehicle models and standardize other components across the platform, helping to reduce the overall cost of design and manufacture of each model. Suppliers such as Visteon, with its broad product line of innovative new systems, are well positioned to assist vehicle manufacturers in differentiating their vehicle models.

•	Increased Competitive Intensity and Market Pressures on Vehicle Manufacturers. Because vehicle manufacturers are under increasing pressure to adjust to changing consumer preferences and to incorporate technological advances, they are shortening product development times. These shorter development times allow vehicle manufacturers to effectively introduce vehicles and features that match prevailing consumer preferences. To simplify the vehicle design and assembly processes and reduce their costs, vehicle manufacturers are experimenting with opportunities for their suppliers to provide fully engineered, pre-assembled systems rather than individual components. By offering sophisticated systems and modules rather than individual components, automotive suppliers such as Visteon are well positioned to capture value from the design, engineering, research and development, and assembly functions vehicle manufacturers are increasingly looking to outsource.

ITEM 1. BUSINESS — (Continued)

Products

      When working with a customer, our goal is to understand the design intent and brand image for each vehicle and leverage our extensive experience and innovative technology to deliver products that enable the customer to differentiate the vehicle. We support our components, systems and modules with a full-range of styling, design, testing and manufacturing capabilities, including just-in-time and in-sequence delivery.

      The following discussion describes the major product groups within each segment. Financial information relating to sales attributable to each of these product groups can be found in Note 17, “Segment Information,” of our consolidated financial statements.

Automotive Operations

      Chassis Products & Systems. Visteon designs and manufactures a wide array of chassis-related products, from driveline systems for popular all-wheel drive vehicles to steering and suspension systems.

Chassis Product Lines	Description

Driveline Systems	Visteon produces all of the major components for an all-wheel drive system. Major products include front and rear independent suspension and solid-beam axles, propshafts, halfshafts, and power transfer units. Visteon’s slip-in-tube propshaft is an example of our exclusive technology that reduces weight and improves noise, vibration and harshness (“NVH”) and vehicle crash performance.
Steering Systems/Steering Columns	Visteon designs and produces hydraulic power assisted steering systems, rack and pinion steering gears, recirculating ball nut steering gears, and power steering pumps. We have also developed electric power assisted steering (“EPAS”) systems, which use electric motors rather than conventional hydraulics.
Suspension Systems/Misc. Components	Visteon’s suspension products include corner and suspension modules, brake hubs and rotors, knuckles and spindles, in a variety of materials, and stabilizer bars.
Catalytic Converters	Visteon designs and manufactures catalytic converters and other exhaust system products.

      Interior Products & Systems. Visteon is one of the leading global suppliers of cockpit systems, instrument panels, door modules and interior trim and console modules.

Interior Product Lines	Description

Cockpit Systems	Visteon’s cockpits incorporate the latest in driver information, entertainment, vehicle controls and climate control features and package a variety of structural, electronic and safety components. We provide our customers with a complete array of services including advanced engineering and computer aided design, styling concepts and modeling and in-sequence delivery of manufactured parts. Visteon’s cockpit systems incorporate our instrument panels which consist of a substrate and the optional assembly of structure, ducts, registers, passenger airbag system (integrated or conventional), finished panels and the glove box assembly.
Door/Trim/Modules & Seat Systems	Visteon provides a wide range of door trim panels and modules as well as a variety of interior trim products.
Console	Visteon’s console modules expand the functionality of today’s console offerings, delivering flexible and versatile storage options to the consumer. The modules are interchangeable units and offer consumers a wide range of storage options that can be tailored to their individual needs.

ITEM 1. BUSINESS — (Continued)

      Climate Control Products & Systems. Visteon is one of the leading global suppliers of components, modules and systems that provide automotive heating, ventilation and air conditioning and powertrain cooling.

Climate Control Product Lines	Description

HVAC Systems	Visteon designs and manufactures fully integrated heating, air conditioning and powertrain cooling systems consisting of heat exchangers, air handling modules, heater and A/ C controls, compressors, and front end modules. Heat exchangers provide the mechanism of heat transfer for automotive air conditioning and powertrain cooling systems. Included in the offering are radiators, condensers, evaporator and heater cores, integrated heat exchangers, cooling modules and intercoolers. Visteon’s air handling modules heat and cool air and distribute it throughout the passenger cabin. Visteon designs and manufactures mechanical and electronic A/ C and heater controls. These controls allow passengers to select various air temperature, speed and distribution combinations for optimal comfort. Compressors pump refrigerant through the air conditioning systems. Compressor technologies include fixed and variable displacement swashplate designs, as well as fixed and variable capacity scroll designs. The front end module integrates structural, exterior cooling, electrical and lighting components and subsystems in order to achieve improvements in packaging and vehicle thermal and front-end structure performance.
Powertrain Cooling Systems	Cooling functionality and thermal management for the vehicle powertrain system (engine and transmission) is provided by powertrain cooling.

      Powertrain Products & Systems. Visteon offers innovative designs in engine management, fuel storage and delivery and electrical conversion systems, which are designed to provide the automotive customer with solutions that enhance powertrain performance, fuel economy and emissions control.

Powertrain Product Lines	Description

Powertrain Electronics, Ignition, Engine Air/Fuel Systems, Air Induction Systems and other Powertrain	Visteon has a complete line of products for vehicle engine and powertrain management, including the powertrain control module. Visteon’s diverse line of sophisticated powertrain products are designed to deliver improved fuel economy and reduced emissions while enhancing performance. These products include air charging assemblies and air induction systems, torque enhancement systems, intake manifolds, long life filtration systems, fuel injectors and rails, mechanical and electronic throttle bodies, and ignition coils.
Starters, Alternators and Wiper Washer	Visteon offers a wide range of alternators and starters to meet differing needs of the automotive customer. In addition, Visteon is working to develop technologies that meet future higher-voltage vehicle architectures (including integrated starter-generators).
Fuel Tanks, Fuel Delivery, and Carbon Canisters	Visteon manufactures systems and components to support low emissions vehicles. The principal products in these systems are plastic blow-molded and thermoformed fuel tanks, fuel pumps and delivery modules, and fuel vapor storage systems.

ITEM 1. BUSINESS — (Continued)

      Electronic Products & Systems. Visteon is one of the leading global suppliers of high-tech in-vehicle entertainment, driver information, wireless communication, safety and security electronics.

Electronic Product Lines	Description

Audio Systems	Visteon produces a wide range of audio systems and components, including integrated cassette/ CD/ MP3 radios and amplifiers. Examples of Visteon’s latest electronics products include digital and satellite radios, HD Radio broadcast tuners, audiophile systems and advanced bluetooth interface modules integrated with Visteon Voice capability. Visteon’s MACH® digital signal processing (“DSP”) is an integrated technology providing improved performance for entertainment systems and can support branded audio systems such as Boston Acoustics and Sony.
Driver Information Systems	Visteon designs and builds a wide range of displays, from analog electronic to high impact clusters and light emitting diode (“LED”) displays.
Integrated Electronics and Infotainment Systems	Visteon has developed numerous products to assist driving and enhance safety. These include Visteon Voice Technology ™, adaptive cruise control, anti-theft systems, remote keyless entry systems and tire pressure monitoring. Visteon is working with United States Department of Transportation (“USDOT”) to develop lane departure warning systems. Visteon delivers in-vehicle entertainment that provides consumers with DVD and wireless headphone systems capable of interacting with other plug and play multimedia.

      Exterior Products & Systems. Visteon can provide exterior packages that deliver high quality and functionality to the automotive customer.

Exterior Product Lines	Description

Lighting	Visteon designs and builds a wide variety of headlamps, rear lamps, high-mount stop lamps and foglamps using leading edge technologies such as LED, HID, AFS and projector headlamps.
Bumpers	Visteon offers bumper systems, fascias and assemblies and valance panels.

Glass Operations

      Our Glass Operations segment designs, produces, and distributes automotive glass products for Ford and aftermarket customers, and float glass for commercial architectural and automotive applications. Glass Operations accounted for about $563 million, or 3%, of our 2003 total sales. The following table provides a description of the Glass Operations segment product lines:

Glass Product Lines	Description

Glass	Products include windshields, backlites, moonroofs and side windows. Capabilities include glass design, development and manufacturing. Aftermarket replacement glass products are distributed under the Carlite® brand name. Visteon also produces float glass for commercial architectural and automotive markets. Architectural glass is distributed under the Versalux® brand name.

Customers

      Visteon sells its products primarily to global vehicle manufacturers. In addition, we sell products for use as aftermarket and service parts to automotive original equipment manufacturers and others for resale through their own independent distribution networks.

ITEM 1. BUSINESS — (Continued)

Vehicle Manufacturers

      Visteon sells to all of the world’s largest vehicle manufacturers including Ford, General Motors, Toyota, DaimlerChrysler, Honda, Volkswagen, Renault, Nissan, Hyundai, Peugeot, Mazda and BMW. Ford is our largest customer, and our sales to Ford accounted for about 76% of our 2003 total sales. Our top five customers other than Ford accounted for approximately 10% of our total 2003 sales, which includes certain sales to Mazda Motor Corporation, of which Ford owns a 33.4% equity interest.

      Price reductions are typically negotiated on an annual basis between suppliers and vehicle manufacturers. Such reductions are intended to take into account expected annual reductions in the overall cost to the supplier of providing products and services to the customer, through such factors as overall increases in manufacturing productivity, material cost reductions, and design-related cost improvements. We have agreed to provide specific average productivity price reductions to our largest customer, Ford, for North American sales through 2007. Visteon has an aggressive cost reduction program that focuses on reducing our total costs, which are intended to offset these customer price reductions, but there can be no assurance that such cost reduction efforts will be sufficient to do so.

Aftermarket

      We sell products to the worldwide aftermarket as replacement parts or as customized products, such as body appearance packages and in-car entertainment systems, for current production and older vehicles. In 2003, our aftermarket sales were $992 million, representing 6% of our total sales. We currently sell 58% of these products to the independent aftermarket and 42% to Ford’s Automotive Consumer Service Group, the principal aftermarket sales organization of Ford. In 2003, aftermarket sales of our glass products were $155 million, representing 1% of our total sales and 16% of our total aftermarket sales.

Arrangements with Ford and its Affiliates

      In connection with Visteon’s separation from Ford in 2000, Visteon and Ford entered into a series of agreements outlining the terms of the separation and the relationship between Visteon and Ford on an ongoing basis. In December 2003, Visteon and Ford entered into a series of agreements that modify or replace several of the agreements referred to above. The following summary of certain of these agreements is qualified in all respects by the actual terms of the respective agreements.

ITEM 1. BUSINESS — (Continued)

      Master Transfer Agreement. The master transfer agreement, effective as of April 1, 2000, and other related agreements, provided for Ford to transfer to Visteon and/or its subsidiaries, all assets used exclusively by Visteon, including but not limited to real property interests, personal property and ownership interests in subsidiaries and joint ventures. In addition, Visteon and Ford agreed to a division of liabilities relating to the assets contributed and the Visteon business, including liabilities related to product liability, warranty, recall, environmental, intellectual property claims and other general litigation claims. Specifically, Visteon and Ford agreed on a division of responsibility for product liability, warranty and recall matters as follows: (a) Ford will retain liability for all product liability, warranty or recall claims that involve parts made or sold by Visteon for 1996 or earlier model year Ford vehicles; (b) Visteon is liable for all product liability, warranty or recall claims that involve parts made or sold by Visteon for 1997 or later model year Ford vehicles in accordance with Ford’s global standard purchase order terms as applied to other Tier 1 suppliers; and (c) Visteon has assumed all responsibility for product liability, warranty or recall claims relating to parts made or sold by Visteon to any non-Ford customers. Also, Visteon and Ford agreed on a division of responsibility for liabilities associated with claims that Visteon’s products infringe or otherwise violate the intellectual property interests of others as follows: (a) Ford will retain liability for such claims related to Visteon’s products sold or supplied to Ford or its subsidiaries on or prior to July 31, 1999; (b) Visteon has assumed liability for such claims related to Visteon’s products sold or supplied to Ford or its subsidiaries after July 31, 1999 to the same extent as other Tier 1 suppliers would be liable if they had supplied such parts, components or systems to Ford; and (c) Visteon has assumed liability for such claims related to Visteon’s products sold to third parties at any time. With respect to environmental matters, please see “Environmental Matters,” below.

      Master Separation Agreement. Ford has provided a number of transitional services to Visteon pursuant to the master separation agreement and related arrangements, including information technology, human resources, accounting, customs, product development technology and real estate services. Visteon agreed to pay Ford amounts which reflected its fully accounted cost for these services, including a reasonable allocation of internal overhead costs, as well as any direct costs incurred from outside suppliers. Except for certain information technology services, Ford’s obligation to provide these services pursuant to the master separation agreement expired in June 2002. Visteon and Ford have subsequently entered into new arrangements covering some of these services. Please see Note 11, “Arrangements with Ford and its Affiliates,” of our consolidated financial statements, for information regarding the amounts that have been assessed for services rendered by Ford under the master separation agreement. During 2003, Visteon began the process of creating a separate IT environment, including the separation of certain of Ford’s IT systems that had been utilized by Visteon. During December 2003, Visteon and Ford agreed on matters designed to facilitate the separation process, including Ford’s agreement to provide certain limited information technology support services and Ford’s agreement to share a portion of the cost associated with the separation process. The parties have agreed also to the mutual release of claims related to IT activities since their separation.

ITEM 1. BUSINESS — (Continued)

      Hourly Employee Assignment Agreement. The hourly employee assignment agreement, as amended and restated as of December 19, 2003, sets forth a number of rights and obligations with respect to the United States hourly employees of Ford who are covered by Ford-UAW master collective bargaining agreements and are assigned to work for Visteon. Under this agreement, Visteon exercises day-to-day supervision over the covered individuals and reimburses Ford for the wage, benefit and other costs incurred by Ford related to these individuals. This includes amounts for profit sharing based on Ford’s profits, which is capped at $2,040 per worker. This cap excludes amounts that may be payable on account of employer payroll taxes or the portion of any profit sharing payment that may be attributable to Visteon’s profits. About $4 million of profit sharing expense was recognized in each of 2003 and 2002, and no profit sharing expense was recognized in 2001. For further information, see “Workforce” set forth below.

      The hourly employee assignment agreement also provides that at December 31, 2003 Visteon’s obligation to reimburse Ford for the Other Post Employment Benefits (“OPEB”) SFAS 106 liability (the “OPEB Liability”) related to pre-separation service of Ford hourly employees assigned to work at Visteon has been significantly reduced, and that the time period for funding Visteon’s post-separation OPEB Liability to Ford for hourly employees assigned to work at Visteon be extended from 2020 to December 31, 2049. Visteon has agreed to transfer assets and obligations relating to the pensions and other benefits for those hourly employees of Visteon who become hourly employees of Ford as of December 22, 2003. See “Workforce” set forth below. Finally, the agreement provides for an agreed upon method for the transfer of benefit obligations for Visteon-assigned Ford-UAW hourly employees who return to Ford after service at Visteon. For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pension and Postretirement Benefits” set forth below.

      Purchase and Supply Agreement. During the fourth quarter 2003, Visteon and Ford terminated the purchase and supply agreement and related pricing letter agreement that were entered into at or around the time of the separation and entered into a new purchase and supply agreement, dated as of December 19, 2003. This agreement governs general commercial matters relating to the supply of components in North America by Visteon to Ford, primarily relating to sourcing and pricing obligations.

      Pursuant to this purchase and supply agreement, Visteon and Ford have agreed to continue to honor the terms and conditions of all existing agreements regarding the purchase and sale of currently sourced components. In addition, Ford has agreed to include Visteon on its list of suppliers receiving requests for quotations, design competitions and advanced technology development activities with respect to the sourcing of new business unless “good cause” or “other good business reasons” (each as defined in the agreement) exists to exclude Visteon. If Visteon is excluded from the list of suppliers receiving a request for quote for certain replacement new business because of other good business reasons, then Ford will compensate Visteon on account of such exclusion based on lost profits due to the discontinued sourcing of such components, as calculated in accordance with terms of the agreement. Where Visteon has been asked to quote on new business, consistent with commitments made to the UAW and Visteon to “look to Visteon first,” such new business will be awarded to Visteon if Visteon’s quote is “competitive” (as defined in the agreement). Also, as a condition to sourcing Visteon with respect to most new components, Visteon must develop a competitive gap closure plan that identifies opportunities to reduce prices on the same or similar components currently sourced to Visteon to competitive levels, which plans are not intended to reduce Visteon’s margins. Otherwise, Ford will treat Visteon in the same manner as it treats its other Tier 1 suppliers with respect to Ford’s general sourcing policies and practices relating to new business, including new purchasing and sourcing initiatives.

ITEM 1. BUSINESS — (Continued)

      Ford may terminate or not renew its purchase obligations relating to a given component (each, a “Purchase Order”) in accordance with the terms of such Purchase Order, on account of “excusable delay” (as defined in the agreement), program cancellation, for good cause or for other good business reasons. If a Purchase Order is terminated or not renewed for good cause, then there will be no adjustment to the productivity price down percentages. If during the term of any Purchase Order, Ford elects to terminate or not renew a Purchase Order for other good business reasons, then Ford will compensate Visteon based on lost profits due to the discontinued sourcing of such components, as calculated in accordance with terms of the agreement. If during the term of any Purchase Order, Ford elects to terminate or not renew a Purchase Order because of program cancellation or excusable delay, then the terms of the applicable Purchase Order will govern the right to notification, remediation and compensation, if any.

      Furthermore, Visteon has agreed to pay Ford $150 million in lieu of additional productivity price reductions on components supplied by Visteon in North America during 2003, which amount is to be paid in three equal installments commencing no later than December 31, 2003 and ending on or before March 1, 2004. Visteon also will provide specified productivity price reductions for all components supplied to Ford beginning January 1, 2004 and on each January 1 thereafter through 2007. Visteon and Ford have also agreed to negotiate in good faith price changes on supplied components resulting from design changes to such components.

      During the period from January 1, 2004 through December 31, 2007, Ford has agreed to pay to Visteon an amount based on the cost differential between wages paid to Ford-UAW workers, at efficient manning levels, and workers at Tier 1 suppliers, with respect to new business sourced to Visteon at plants covered by the Ford-UAW master collective bargaining agreement. Through December 31, 2007, Ford agrees to reimburse Visteon for wages relating to Ford-UAW workers assigned to Visteon who are placed in Guaranteed Employment Number (GEN) program, as set forth in the Ford-UAW master collective bargaining agreement, as a result of Ford’s decision to exclude Visteon from the list of suppliers receiving a request for quote on new business or terminate or not renew a Purchase Order because of other good business reasons.

      Finally, Ford has agreed to reimburse Visteon for up to one-half of any capital investment spending on production facilities and equipment made by Visteon during the period from January 1, 2004 through December 31, 2007 to the extent related to the production of certain uncompetitive commodities for Ford. Because this reimbursement is calculated on the basis that the capital investment will be amortized over a period of seven years utilizing the production volumes of the applicable components, Visteon may not be reimbursed the full amount in the event that the sourcing program were cancelled or modified by Ford during such period. Ford has also agreed to accelerate the payment terms for certain payables to Visteon through 2006.

      2003 Relationship Agreement. Visteon and Ford also entered into a 2003 relationship agreement, dated as of December 19, 2003, which provides, among other things, for the establishment of a joint governance council. The governance council is intended to provide a forum in which senior members of the Ford and Visteon leadership teams can monitor the Ford-Visteon relationship on a global basis. Visteon and Ford also agreed to resolve certain outstanding commercial matters between the parties.

ITEM 1. BUSINESS — (Continued)

Competition

      We conduct our business in a complex and highly competitive industry. The global automotive parts industry principally involves the supply of systems, modules and components to vehicle manufacturers for the manufacture of new vehicles. Additionally, suppliers provide components to other suppliers for use in their product offerings and to the aftermarket for use as replacement or enhancement parts for older vehicles. As the supplier industry continues to consolidate, the overall number of competitors has decreased and the automotive parts industry remains extremely competitive. Vehicle manufacturers rigorously evaluate suppliers on the basis of product quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design capability, leanness of facilities, operational flexibility, customer service and overall management. Many of our competitors have lower cost structures, particularly with respect to wages and benefits, than our company.

      Our overall product portfolio is extremely broad by industry standards. Very few other Tier 1 suppliers compete across the full range of our product areas. Visteon does have significant competition in each of its market segments; the most significant competitors by segment are listed below.

      Automotive Operations. Our principal competitors in the Automotive Operations segment include the following: American Axle & Manufacturing Holdings, Inc.; Behr GmbH & Co. KG; Robert Bosch GmbH; Dana Corporation; Delphi Corporation; Denso Corporation; Faurecia Group; Johnson Controls, Inc.; Lear Corporation; Magna International Inc.; Siemens VDO Automotive AG; TRW Automotive Corp.; and Valéo S.A.

      Glass Operations. Our principal competitors in the Glass Operations segment include the following: Asahi Glass Co., Ltd.; AFG Industries, Inc.; Guardian Industries Corp.; Pilkington plc; and PPG Industries, Inc.

International

      Financial information about sales and net property by major geographic area can be found on page 88 of this Annual Report on Form 10-K (Note 17, “Segment Information,” of our consolidated financial statements).

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

Product Research and Development

      Visteon’s research and development efforts are intended to maintain our leadership position in the industry and provide us with a competitive edge as we seek additional business with new and existing customers. Total research and development expenditures were approximately $903 million in 2003, $902 million in 2002 and $1,037 million in 2001. We have realigned resources to focus on our growth businesses and discontinued work on products where revenues and margins were not in line with investments. Visteon also works with technology development partners, including customers, to develop technological capabilities and system enhancements.

ITEM 1. BUSINESS — (Continued)

Intellectual Property

      Visteon owns significant intellectual property, including a large number of patents, copyrights, proprietary tools and technologies and trade secrets, and is involved in numerous licensing arrangements. Although Visteon’s intellectual property plays an important role in maintaining its competitive position, no single patent, copyright, proprietary tool or technology, trade secret or license, or group of related patents, copyrights, proprietary tools or technologies, trade secrets or licenses, is, in the opinion of management, of such value to Visteon that its business would be materially affected by the expiration or termination thereof. The company’s general policy is to apply for patents on an ongoing basis in the United States and appropriate other countries on its significant patentable developments.

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

Workforce

      Visteon’s workforce as of December 31, 2003 included approximately 72,000 persons, of which approximately 17,100 were salaried employees and 54,900 were hourly workers.

      Of the hourly workforce, approximately 19,800 are Ford employees covered under the Ford-UAW master collective bargaining agreement. Pursuant to an hourly employee assignment agreement, as amended and restated, between Visteon and Ford, Ford has indefinitely assigned these Ford-UAW workers to work at Visteon facilities, and Visteon has agreed to reimburse Ford for the wage, benefit and other costs incurred by Ford related to these workers. Further, effective as of December 22, 2003, approximately 600 hourly employees of Visteon who worked in UAW-represented facilities of Visteon at the effective date but were covered by a separate collective bargaining agreement between the UAW and Visteon have been converted to Ford-UAW employees and designated as Visteon-assigned workers under the hourly employee assignment agreement. In addition, as part of the current Ford-UAW master collective bargaining agreement, Ford has agreed to offer transfers to Ford-UAW workers assigned to Visteon facilities to positions at Ford facilities as they become available and to prohibit the transfer of Ford-UAW workers to positions at Visteon facilities. The present Ford-UAW master collective bargaining agreement expires in September 2007. Although we have the right to participate in future negotiations as well as the planning and strategy development concerning the terms of, and issues arising under, the current and future Ford-UAW collective bargaining agreements, Ford reserves the right to handle such matters if a joint course of action cannot be agreed upon.

ITEM 1. BUSINESS — (Continued)

      Visteon, Ford and the UAW have also entered into a memorandum of understanding, which provides, among other things, that Visteon and the UAW will enter into a new collective bargaining agreement covering employees hired by Visteon at its UAW-represented facilities in the future and that the parties will enter into discussions for the purpose of negotiating a supplement to such new Visteon-UAW collective bargaining agreement that provides for competitive wage and benefit levels for such future hires. We expect to conclude negotiations of this supplement during the first quarter of 2004; however, we cannot anticipate at this time the expected impact that this new arrangement may have on our results of operations or financial condition. Further, in the event the parties are unable to agree to the terms of the supplement, the Visteon-UAW collective bargaining agreement will mirror the Ford-UAW collective bargaining agreement.

      In Europe, all Ford employees (both hourly and salaried) working in Visteon facilities at the time of the spin-off became Visteon employees. In the spin-off agreement with the employee representatives, it was agreed that, during their employment and retirement, Visteon would provide these employees with wages, benefits and other terms of employment that closely reflect those provided by Ford to its employees in the respective countries. The majority of our European employees are members of industrial trade unions and confederations within their respective countries. Many of these organizations operate under collective contracts that are not specific to any one employer. Visteon’s national agreement with the British trade unions will expire in November 2004. Visteon’s collective agreement with the German trade unions expired on December 31, 2003; negotiations for a new agreement are continuing.

      We constantly work to establish and maintain positive, cooperative relations with our unions around the world and we believe that our relationships with unionized employees to be satisfactory. There have been no significant work stoppages in the past three years.

Environmental Matters

      Visteon is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. Visteon is also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties it presently owns or operates and at third-party disposal or treatment facilities to which these sites send or arranged to send hazardous waste. Further, in connection with our spin-off from Ford, Visteon and Ford have generally agreed that Visteon would assume all liabilities for existing and future claims relating to sites that were transferred to us and our operation of those sites, including off-site disposal, except as otherwise specifically retained by Ford in the master transfer agreement. At the time of spin-off, Visteon and Ford also agreed on a division of liability for, and responsibility for management and remediation of, environmental claims existing at that time.

      We are aware of contamination at some of our properties and have agreed to an allocation of liability with Ford relating to various third-party superfund sites at which Ford has been named as a potentially responsible party. We are in various stages of investigation and cleanup at these sites. At December 31, 2003, Visteon had recorded a reserve of approximately $13 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond our control and which may change dramatically. Accordingly, although we believe our reserves to be adequate based on current information, we cannot assure you that our eventual environmental investigation and cleanup costs and liabilities will not exceed the amount of our current reserve. During 2003, we did not incur any material capital expenditures relating primarily to environmental compliance.

ITEM 1. BUSINESS — (Continued)

Available Information

      Our current and periodic reports filed with the Securities and Exchange Commission, including amendments to those reports, may be obtained through our internet website at www.visteon.com free of charge as soon as reasonably practicable after we file these reports with the SEC. A copy of our code of business conduct and ethics for directors, officers and employees of the Company and its subsidiaries, entitled “A Pledge of Integrity,” the Corporate Governance Guidelines adopted by Visteon’s Board of Directors and the charters of each committee of the Board of Directors are available on our website at www.visteon.com. You may also request a printed copy of the foregoing documents by contacting our Shareholder Relations department in writing at 17000 Rotunda Drive, Dearborn, MI 48120; by phone (877) 367-6092; or via email at vcstock@visteon.com.

ITEM 2. PROPERTIES

      Our principal executive offices are currently located in Dearborn, Michigan. We expect to relocate our principal executive offices, as well as several other facilities located in Southeast Michigan, to Van Buren Township, Michigan during 2004. We also maintain regional headquarters in Kerpen, Germany; in Shanghai, China; and in São Paulo, Brazil.

      We and our joint ventures maintain 69 technical facilities/sales offices and 135 plants in 25 countries throughout the world, of which approximately 94 facilities are owned in fee simple and 109 are leased. The following table shows the approximate total square footage of our principal owned and leased manufacturing facilities by region as of December 31, 2003:

		Total
	Number of	Manufacturing
	Manufacturing	Sites Square
Region	Sites	Footage

		(in millions)
North America	60	29.7
Europe	44	13.1
South America	7	0.8
Asia-Pacific	24	6.4

Total	135	50.0

      In some locations, we have combined a manufacturing facility, technical center and/or customer service center and sales office at a single multi-purpose site. The following table shows the approximate number of various types of facilities by region and segment as of December 31, 2003:

			Customer
	Manufacturing	Technical	Centers and
Region	Sites	Centers	Sales Offices

North America
Automotive Operations	56	25	4
Glass Operations	4	1	2
Europe
Automotive Operations	44	9	15
Glass Operations	—	—	—
South America
Automotive Operations	7	—	—
Glass Operations	—	—	—
Asia-Pacific
Automotive Operations	24	8	5
Glass Operations	—	—	—
Totals
Total Automotive Operations	131	42	24
Total Glass Operations	4	1	2

Total company	135	43	26

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 4A.	EXECUTIVE OFFICERS OF VISTEON

      The following table shows information about the executive officers of our company. All ages are as of February 1, 2004:

Name	Age	Position

Peter J. Pestillo	65	Chairman of the Board and Chief Executive Officer
Michael F. Johnston	56	Director, President and Chief Operating Officer
Daniel R. Coulson	60	Executive Vice President and Chief Financial Officer
James C. Orchard	53	Executive Vice President and President, North America and Asia
Anjan Chatterjee	52	Senior Vice President, Strategy and Business Planning
Stacy L. Fox	50	Senior Vice President, General Counsel and Secretary
Robert H. Marcin	58	Senior Vice President, Corporate Relations
Thomas A. Burke	46	Vice President, North America and Asia Manufacturing
Lorie J. Buckingham	46	Vice President and Chief Information Officer
John F. Kill	54	Vice President of Product Development
Jonathan K. Maples	46	Vice President of Quality and Materials Management
Heinz Pfannschmidt	56	Vice President and President, Europe and South America

      Peter J. Pestillo has been Visteon’s Chairman of the Board and Chief Executive Officer since the company’s formation in January 2000. Before that, Mr. Pestillo had been the Vice Chairman and Chief of Staff of Ford, and previously Ford’s Executive Vice President, Corporate Relations. Mr. Pestillo had been, prior to the Visteon spin-off in June 2000, a Ford employee since 1980. Mr. Pestillo is also a director of Rouge Industries, Inc. and Sentry Insurance.

      Michael F. Johnston has been Visteon’s President and Chief Operating Officer since September 2000 and was elected to the company’s Board of Directors in May 2002. Before that, Mr. Johnston had been President, e-business for Johnson Controls, Inc., and previously President-North America and Asia of Johnson Control’s Automotive Systems Group, and President of its automotive interior systems and battery operations. Mr. Johnston is also a director of Flowserve Corporation and Whirlpool Corporation.

      Daniel R. Coulson has been Executive Vice President and Chief Financial Officer of Visteon since the company’s formation in January 2000. Before that, he was Ford’s Director of Accounting. Mr. Coulson had been, prior to the Visteon spin-off in June 2000, a Ford employee since 1965.

      James C. Orchard has been Executive Vice President and President, North America and Asia of Visteon since August 2001. Before that, Mr. Orchard had been Chief Executive Officer, ZF Group North America and South America, and a member of the ZF Board of Management.

      Anjan Chatterjee has been Senior Vice President, Strategy and Business Planning since joining Visteon in August 2003. Prior to that, Mr. Chatterjee was director, North American automotive sector and head of the Detroit office at McKinsey and Company. Mr. Chatterjee has also served as a partner at A.T. Kearney in the automotive, electronics, and technology areas.

ITEM 4A.	EXECUTIVE OFFICERS OF VISTEON — (Continued)

      Stacy L. Fox has been Senior Vice President, General Counsel and Secretary of Visteon since the company’s formation in January 2000. Before that, she was Group Vice President and General Counsel of the Automotive Systems Group of Johnson Controls, Inc.

      Robert H. Marcin has been Visteon’s Senior Vice President, Corporate Relations since January 2003 and, prior to that, he served as the company’s Senior Vice President of Human Resources since the company’s formation in January 2000. Before that, he was Executive Director — Labor Affairs for Ford and Ford’s Director, U.S. Union Affairs. Mr. Marcin had been, prior to the Visteon spin-off in June 2000, an employee of Ford or its subsidiaries since 1973.

      Thomas A. Burke has been Vice President, North America and Asia Manufacturing of Visteon since November 2002, and prior to that he was Vice President of Europe and South America Manufacturing Operations. Mr. Burke has also served the company as Director of Engineering for Visteon’s Ford Account; and as Director of Climate Control Systems for Europe, South America and India, until 1996. Mr. Burke joined Ford Motor Company in 1983, and he has held a number of engineering, manufacturing and management positions, including appointments in North America and Mexico for Ford’s Climate Control division.

      Lorie J. Buckingham has been Vice President and Chief Information Officer of Visteon since 2002, and prior to that she served as Director of Global Software Solutions since she joined the company in 2000. Before joining Visteon, Ms. Buckingham was the Chief Information Officer for Zonetrader.com, and from 1993 to 1999 she worked at Union Carbide Corporation where she served as the Director of Enterprise Information Technology Solutions.

      John F. Kill has been Vice President of Product Development of Visteon since January 2001. Prior to that he was Operations Director of the Climate Control Division since 1999, and served as the European Operations Director from 1997-1999. Mr. Kill began his career with Ford Motor Company in 1971, and has held various engineering and management positions.

      Jonathan K. Maples has been Vice President of Quality and Materials Management since joining Visteon in November 2001. Prior to that, he was Executive Vice President of Business Services for MSX International, a position he held since May 2000. He has also served as Vice President of Operations and Vice President of Supplier Management for DaimlerChrysler Corporation prior thereto.

      Heinz Pfannschmidt has been Vice President and President, Europe and South America of Visteon since November 2001. Before that, he was President and Chief Executive Officer of TRW Automotive Electronics Worldwide, and a member of the TRW Executive Committee, since September 1999, and Managing Director of Europe, Inflatable Restraint Systems of TRW Automotive prior thereto.

PART II

ITEM 5.	MARKET FOR VISTEON’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed on the New York Stock Exchange in the United States under the symbol “VC.” As of January 30, 2004, Visteon had 130,469,809 shares of its common stock $1.00 par value outstanding, which were owned by 120,062 stockholders of record. The table below shows the high and low sales prices for our common stock as reported by the New York Stock Exchange, and the dividends we paid per share of common stock for each quarterly period for the last two years.

	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock price per share
High	$7.38	$7.25	$7.09	$10.43
Low	$5.60	$5.96	$5.86	$6.30
Dividends per share of common stock	$0.06	$0.06	$0.06	$0.06

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock price per share
High	$16.55	$16.25	$13.58	$8.95
Low	$12.09	$13.64	$9.47	$6.57
Dividends per share of common stock	$0.06	$0.06	$0.06	$0.06

      In May 2003, we issued a total of 6,000 restricted shares of common stock to two of our non-employee directors pursuant to the terms of the Visteon Corporation Restricted Stock Plan for Non-Employee Directors. Such issuances were exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering under Section 4(2).

ITEM 6. SELECTED FINANCIAL DATA

      The following selected consolidated financial data reflect our financial condition, results of operations and cash flows both before and after our spin-off from Ford on June 28, 2000. Selected consolidated financial data for the periods prior to our spin-off reflect the historical financial condition, results of operations and cash flows of the businesses that were considered part of the Visteon business of Ford during each respective period. The historical consolidated statement of operations data set forth below for periods prior to our spin-off do not reflect many significant changes that occurred in the operations and funding of our company as a result of our spin-off from Ford.

      The selected consolidated financial data should be read in conjunction with, and are qualified by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere in this report. The consolidated statement of operations, cash flow and balance sheet data, set forth below, have been derived from our audited financial statements. Certain amounts for prior periods were reclassified to conform with present period presentation.

      The following financial information may not reflect what our results of operations, financial condition and cash flows would have been had we operated as a separate, stand-alone entity during the periods presented or what our results of operations, financial condition and cash flows will be in the future.

ITEM 6. SELECTED FINANCIAL DATA — (Continued)

	2003	2002	2001	2000	1999

	(in millions, except per share amounts and percentages)
Statement of Operations Data
Sales
Ford and affiliates	$13,475	$14,779	$14,656	$16,448	$17,105
Other customers	4,185	3,616	3,187	3,019	2,261

Total sales	17,660	18,395	17,843	19,467	19,366
Costs and expenses
Costs of sales	17,786	17,588	17,105	18,129	17,380
Selling, administrative and other expenses	1,002	888	855	897	797

Total costs and expenses	18,788	18,476	17,960	19,026	18,177
Operating income (loss)	(1,128)	(81)	(117)	441	1,189
Interest income	17	23	55	109	79
Interest expense	94	103	131	167	143

Net interest expense	(77)	(80)	(76)	(58)	(64)
Equity in net income of affiliated companies	55	44	24	56	47

Income (loss) before income taxes, minority interests and change in accounting	(1,150)	(117)	(169)	439	1,172
Provision (benefit) for income taxes	34	(58)	(72)	143	422

Income (loss) before minority interests and change in accounting	(1,184)	(59)	(97)	296	750
Minority interests in net income of subsidiaries	29	28	21	26	15

Income (loss) before change in accounting	(1,213)	(87)	(118)	270	735
Cumulative effect of change in accounting, net of tax	—	(265)	—	—	—

Net income (loss)	$(1,213)	$(352)	$(118)	$270	$735

Earnings (loss) per share:
Basic and diluted before cumulative effect of change in accounting (based on 130,000,000 shares outstanding for periods prior to our spin-off)	$(9.65)	$(0.68)	$(0.91)	$2.08	$5.65
Cumulative effect of change in accounting	—	(2.07)	—	—	—

Basic and diluted	$(9.65)	$(2.75)	$(0.91)	$2.08	$5.65

Cash dividends per share	$0.24	$0.24	$0.24	$0.12	—
Statement of Cash Flows Data
Cash provided by (used in) operating activities	$370	$1,101	$436	$(526)	$2,482
Cash (used in) investing activities	(788)	(607)	(743)	(842)	(1,453)
Cash provided by (used in) financing activities	128	(338)	(75)	924	290
Balance Sheet Data, end of period
Total assets	$10,964	$11,170	$11,162	$11,405	$12,542
Total debt	1,818	1,691	1,922	2,019	2,319
Total equity	1,858	2,978	3,291	3,505	1,499
Other Financial Data
Depreciation and amortization	$674	$631	$666	$676	$651
Capital expenditures	879	723	752	793	876
After tax return on:
Sales	(6.7)%	(0.3)%	(0.5)%	1.5%	3.9%
Average assets	(10.7)%	(0.5)%	(0.9)%	2.5%	6.8%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

      This section summarizes significant factors affecting the company’s consolidated operating results, financial condition and liquidity for the three-year period ended December 31, 2003. This section should be read in conjunction with the company’s consolidated financial statements and related notes appearing elsewhere in this report.

Overview

      Visteon is a leading global supplier of automotive systems, modules and components. We sell our products primarily to global vehicle manufacturers, and also sell to the worldwide aftermarket for replacement and vehicle appearance enhancement parts. Ford established Visteon as a wholly-owned subsidiary in January 2000, and subsequently transferred to Visteon the assets and liabilities comprising Ford’s automotive components and systems business. Ford completed its spin-off of Visteon on June 28, 2000. We operate in two business segments: Automotive Operations and Glass Operations.

      The automotive industry experienced a modest increase in worldwide sales and production volumes in 2003 over 2002. However, our largest customer, Ford, saw its sales and production volumes decrease mainly in its North American markets from 4.1 million units in 2002 to 3.7 million units in 2003. Our 2003 sales of $17.7 billion were down 4% from 2002. This decline was associated with lower Ford production, offset partially by a 16% increase in our sales to non-Ford customers of $4.2 billion. Revenue from Ford and its affiliates totaled 76% of Visteon’s sales in 2003 compared with 80% in 2002. Because of our heavy involvement in Ford’s North American operations, North America continues to be our primary sales market, with the United States representing the largest portion of that market. We expect Ford production volumes to remain relatively stable in 2004 and our non-Ford sales to continue to grow steadily over the next several years.

      A number of factors contributed to a 2003 net loss of $1.2 billion, declining further from a 2002 net loss of $352 million. We recorded significant after-tax special charges totaling $947 million during 2003, which were more than double the amount recorded in 2002. These special charges are discussed in detail below. Further, our operating performance was adversely affected primarily by lower Ford production volumes, price reductions given to our customers, and costly infrastructure improvements. On the positive side, we continued to experience improved contribution as a result of new business, particularly from our operations in the Asia-Pacific region.

      2003 was also marked by several major events that are expected to help our performance in the future. First, Visteon and Ford entered into a series of agreements designed to address structural issues arising from the separation in 2000 and restructure their ongoing commercial relationship. These agreements are discussed above under “Item 1. Business — Arrangements with Ford and its Affiliates.” Next, we reached agreement with Ford and other parties that permitted us to exit from our unprofitable seating operations in Chesterfield, Michigan. Finally, Ford and the UAW implemented a new four-year master collective bargaining agreement, which covers a significant portion of Visteon’s hourly workforce, and negotiations are underway on an agreement that would provide for more competitive wages and benefits for future Visteon hourly workers. These events are discussed further below.

      At December 31, 2003, our cash and marketable securities balance was $956 million and our debt-to-capital ratio was 49%, compared with $1.3 billion and 36%, respectively, at year-end 2002. This and our liquidity position are discussed further below.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

Restructuring, Dispositions and Special Charges

      The table below presents special charges related to restructuring initiatives and other actions during the past three years:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
2003
Special Charges:
4th Quarter Asset Impairment	$(407)	$—	$(407)
Exit of Seating Operations	(217)	—	(217)
European Plan for Growth	(77)	—	(77)
Restructuring and other actions	(48)	—	(48)

Total 2003 special charges, before taxes	$(749)	$—	$(749)

Special charges above, after taxes	$(479)	$—	$(479)
Deferred tax asset valuation allowance	(463)	(5)	(468)

Total 2003 special charges, after taxes	$(942)	$(5)	$(947)

2002
Special Charges:
Exit of Markham Restraint Electronics and other 1st Quarter actions	$(95)	$—	$(95)
U.S. salaried special early retirement program	(66)	(5)	(71)
European Plan for Growth	(40)	—	(40)
Loss on sale of restraint electronics business	(26)	—	(26)
Other restructuring (including adjustments to prior year’s expense)	6	3	9

Total 2002 special charges, before taxes	$(221)	$(2)	$(223)

Special charges above, after taxes	$(141)	$(1)	$(142)
Effect of change in accounting, net of tax	(265)	—	(265)

Total 2002 special charges, after taxes	$(406)	$(1)	$(407)

2001
Special Charges:
Salaried restructuring	$(132)	$(14)	$(146)
Glass Operations restructuring charges	—	(34)	(34)
European plant consolidations and other	(10)	(2)	(12)

Total 2001 special charges, before taxes	$(142)	$(50)	$(192)

Total 2001 special charges, after taxes	$(90)	$(31)	$(121)

      During fourth quarter 2003, Visteon recorded a pre-tax, non-cash impairment write-down of $407 million ($260 million after-tax) in costs of sales to reduce the net book value of certain assets associated with six product groups. This write-down was based on an assessment by product-line asset group, completed in fourth quarter 2003, of the recoverability of our long-lived assets in light of the challenging environment in which we operate, and as a part of our business planning process for 2004 and beyond.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      During second quarter 2003, Visteon finalized an agreement with Ford to transfer seat production located in Chesterfield, Michigan to another supplier. Visteon agreed to be responsible to reimburse Ford for the actual net costs of transferring seating production through June 2004, offset by certain cost savings expected to be realized by Ford. The ultimate costs and cash payments related to this agreement depend on several factors, including the actual costs incurred related to the relocation, re-deployment and/or employment termination of the 1,470 Visteon-assigned Ford-UAW employees working at the Chesterfield facility, and the savings achieved by Ford (as defined in the agreement) resulting from resourcing production that will serve as an offset to the transition costs. We expect an average payback of a little more than two years.

      During fourth quarter 2003, Visteon recorded a non-cash charge of $468 million to increase the valuation allowance for deferred tax assets, as described later under “Critical Accounting Policies” and in Note 5 of our consolidated financial statements.

      For the full year 2003, we incurred pre-tax charges of $77 million related to the European Plan for Growth. When completed in 2004, the European Plan for Growth is expected to result in annual savings of $100 million before taxes. Savings in 2002 and 2003 combined has been over $50 million. Restructuring and other actions in 2003 resulted in pre-tax charges of $48 million, $20 million of which was charged to selling, administrative and other expenses. Of the $749 million in pre-tax special charges described above, $436 million were non-cash, $292 million were cash charges including amounts related to the exit of seating operations, and $21 million were related to special pension and other postretirement benefits.

      During 2002, Visteon recorded net pre-tax charges of $223 million related to a number of restructuring and other actions and the sale of the restraint electronics business, as described in Note 13 of our consolidated financial statements, which is incorporated herein by reference. In addition, the company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” With this change in accounting, Visteon recorded a non-cash write-off for the entire value of goodwill of $363 million before taxes ($265 million after taxes), as described in Note 14 of our consolidated financial statements, which is incorporated herein by reference. Of the $223 million in pre-tax charges described above, $54 million were non-cash related and the remainder were cash charges.

      During 2001, Visteon recorded net pre-tax charges of $192 million associated primarily with salaried workforce restructuring and the special voluntary retirement and separation program offered to hourly employees located at Visteon’s Nashville plant, as described in Note 13 of our consolidated financial statements, which is incorporated herein by reference. Of the $192 million in pre-tax charges recorded in 2001, $5 million were non-cash related and the remainder were cash charges.

      In 2004, we anticipate continued implementation of restructuring actions including the continuation of the European Plan for Growth. We expect that the charges associated with these items will be substantially lower than in 2003. In addition, we are constantly evaluating the possibility of partnerships, sales or closings involving under-performing businesses. However, there can be no assurance that a transaction or other arrangement favorable to Visteon will occur in the near term or at all.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

Results of Operations

2003 Compared with 2002

      Sales for each of our segments for 2003 and 2002 are summarized in the following table:

	Year Ended
	December 31,		2003
			over/(under)
	2003	2002	2002

	(in millions)
Automotive Operations	$17,097	$17,797	$(700)
Glass Operations	563	598	(35)

Total sales	$17,660	$18,395	$(735)

Memo: Sales to non-Ford customers Amount	$4,185	$3,616	$569
Percentage of total sales	24%	20%	4	pts

      Sales for Automotive Operations were $17.1 billion in 2003, compared with $17.8 billion in 2002, a decrease of $700 million or 4%. This decrease reflects lower sales of $1,295 million resulting primarily from a decline in Ford worldwide vehicle production, exit of our seating operations of $251 million, and $150 million lump sum payments to Ford for pricing in North America, offset partially by favorable currency changes of $611 million and new business to both Ford and non-Ford customers. Sales for Automotive Operations were affected also by lower sales associated with precious metals purchased under sourcing arrangements directed by Ford and price reductions.

      Sales for Glass Operations were $563 million in 2003, compared with $598 million in 2002, a decrease of $35 million or 6%, resulting primarily from lower Ford North American production volume.

      Costs of Sales for 2003 were $17.8 billion, up $198 million compared with 2002. Costs of sales includes primarily material, labor, manufacturing overhead and other costs, such as product development costs. The increase reflects a $529 million increase in special charges, currency fluctuations of $569 million, costs associated with the labor agreement reached with the UAW of $64 million (contract ratification lump sum payment), and higher costs to launch business with new customers. These increases were offset partially by lower variable costs of $923 million resulting primarily from a decline in Ford worldwide vehicle production, net material cost reductions, and manufacturing efficiencies. The exit of our seating operations in June 2003 reduced costs an additional $293 million.

      Selling, administrative and other expenses for 2003 were $1,002 million, $114 million higher compared with 2002. The increase reflects primarily incremental Information Technology (“IT”) actions of $88 million, net of $48 million received from Ford. Costs associated with such incremental IT actions are expected to continue into mid-2004. Special charges included in this line item were $20 million for 2003, representing a $3 million decrease from 2002.

      Net interest expense of $77 million in 2003 was down $3 million from 2002, reflecting lower average debt balances and lower average interest rates.

      Equity in net income of affiliated companies was $55 million in 2003, compared with $44 million in 2002, with the increase related primarily to our affiliates in Asia.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      Income (loss) before income taxes, minority interests and change in accounting, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows income (loss) before income taxes for 2003 and 2002, for each of our segments:

	Year Ended
	December 31,		2003
			(under)
	2003	2002	2002

	(in millions)
Automotive Operations	$(1,142)	$(138)	$(1,004)
Glass Operations	(8)	21	(29)

Total	$(1,150)	$(117)	$(1,033)

Memo:
Special charges included above	$(749)	$(223)	$(526)

      Automotive Operations’ 2003 loss before income taxes was $1,142 million compared with a loss of $138 million for 2002. Special charges before taxes in 2003 were up $526 million from 2002. The increased loss also reflects lower vehicle production volume, UAW contract ratification costs, and higher IT costs of $373 million, $59 million and $88 million, respectively. 2003 results include a loss of $25 million from seating operations that were exited June 23, 2003. Seating operations’ losses were $98 million in 2002. Results were affected also by new business and favorable cost performance, offset partially by price reductions.

      Loss before income taxes for Glass Operations in 2003 was $8 million compared with income of $21 million before taxes for 2002, reflecting primarily lower Ford North American production volume and UAW contract ratification costs.

      Provision (benefit) for income taxes represents an effective tax rate of 3% for 2003, compared with (36)% for 2002. The change in effective tax rate was caused by the recording of additional valuation allowances against our deferred tax assets, as discussed later under “Critical Accounting Policies” and in Note 5 of our consolidated financial statements.

      Minority interests in net income of subsidiaries was $29 million in 2003, compared with $28 million in 2002. Minority interest amounts are related primarily to our 70% ownership interest in Halla Climate Control Corporation located in Korea.

      Net income (loss) for 2003 and 2002 are shown in the following table for each of our segments:

	Year Ended
	December 31,		2003
			(under)
	2003	2002	2002

	(in millions)
Automotive Operations	$(1,205)	$(367)	$(838)
Glass Operations	(8)	15	(23)

Total	$(1,213)	$(352)	$(861)

Memo:
Special charges included above	$(947)	$(142)	$(805)
Goodwill Impairment	—	(265)	(265)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      Visteon reported a net loss for 2003 of $1.2 billion compared with $352 million for 2002 because of the factors described previously in income (loss) before income taxes. Special charges after taxes were $947 million and $407 million for 2003 and 2002, respectively.

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

      Sales for Automotive Operations were $17.8 billion in 2002, compared with $17.2 billion in 2001, an increase of $575 million or 3%. Increased sales for Automotive Operations reflect primarily new business, increased sales of $146 million resulting from increased Ford worldwide vehicle production, and currency fluctuations of $118 million. Sales from Automotive Operations were affected also by lower sales associated with precious metals purchased under sourcing arrangements directed by Ford, and price reductions.

      Sales for Glass Operations were $598 million in 2002, compared with $621 million in 2001, a decrease of $23 million or 4%. Reduced sales for Glass Operations reflect lower commercial and aftermarket volume and price reductions, offset partially by stronger Ford North American production volume.

      Costs of Sales for 2002 were $17.6 billion, $483 million higher compared with 2001. The increase in 2002 reflects primarily new business, $104 million increase resulting from higher vehicle production volume, and currency fluctuation of $64 million. Costs of sales were affected also by increased new business offset partially by net material cost reductions and manufacturing efficiencies. Special charges included in costs of sales were $200 million in 2002 and $150 million in 2001.

      Selling, administrative and other expenses for 2002 were $888 million, compared with $855 million in 2001. The increase of $33 million reflects primarily higher selling expenses (up $26 million). Special charges were lower in 2002, totaling $23 million in 2002 and $42 million in 2001.

      Net interest expense of $80 million for 2002 was up from $76 million in 2001, reflecting lower interest rates received on average cash balances.

      Equity in net income of affiliated companies was $44 million in 2002, compared with $24 million in 2001, with the increase related primarily to our affiliates in Asia.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      Income (loss) before income taxes, minority interests and change in accounting is shown in the following table for 2002 and 2001 for each of our segments:

	Year Ended
	December 31,		2002
			over/(under)
	2002	2001	2001

	(in millions)
Automotive Operations	$(138)	$(110)	$(28)
Glass Operations	21	(59)	80

Total	$(117)	$(169)	$52

Memo:
Special charges included above:	$(223)	$(192)	$(31)

      Automotive Operations’ 2002 loss before taxes was $138 million compared with $110 million for the same period in 2001. The increased loss is more than explained by higher special charges. Results were favorably affected by new business and cost performance, offset partially by price reductions.

      Income before income taxes for Glass Operations was $21 million in 2002, compared with a loss of $59 million for 2001. The improvement reflects primarily lower special charges and cost reductions, offset partially by price reductions to customers.

      (Benefit) for income taxes represents an effective tax rate of (36)% for 2002, compared with (37)% for 2001.

      Minority interests in net income of subsidiaries was $28 million in 2002, compared with $21 million in 2001. Minority interest amounts are related primarily to our 70% ownership interest in Halla Climate Control Corporation located in Korea.

      Net income (loss) for 2002 and 2001 are shown in the following table for each of our segments:

	Year Ended
	December 31,		2002
			over/(under)
	2002	2001	2001

	(in millions)
Automotive Operations	$(367)	$(83)	$(284)
Glass Operations	15	(35)	50

Total	$(352)	$(118)	$(234)

Memo:
Special charges included above	$(142)	$(121)	$(21)
Goodwill Impairment	(265)	—	(265)

      Visteon reported a net loss of $352 million for 2002, compared with a net loss of $118 million for 2001 because of the factors described in the income (loss) before income taxes section. Special charges after taxes were $142 million and $121 million in 2002 and 2001, respectively. Goodwill impairment after taxes was $265 million in 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources

Overview

      Visteon’s funding objective is to finance its worldwide business with cash from operations, supplemented when required by a combination of liquidity sources, including but not limited to cash and cash investments, receivables programs, and committed and uncommitted bank facilities and debt issuance. These sources are used also to fund working capital needs, which are highly variable during the year because of changing customer production schedules.

      Our balance sheet reflects cash and marketable securities of $956 million and total debt of about $1.8 billion at December 31, 2003, compared with cash and marketable securities of about $1.3 billion and total debt of about $1.7 billion at December 31, 2002. Net debt, defined as the amount by which total debt exceeds total cash and marketable securities, was $862 million at December 31, 2003, and $413 million at December 31, 2002. The change in both our cash and marketable securities and net debt resulted primarily from capital expenditures in excess of cash provided by operating activities. Our ratio of total debt to total capital, which consists of total debt plus total stockholders’ equity, was 49% at December 31, 2003 and 36% at December 31, 2002, and increased primarily because of net losses as described above.

Financing Arrangements

      Visteon has financing arrangements providing contractually committed, unsecured revolving credit facilities with a syndicate of third-party lenders providing for a maximum of $1,580 million in committed, unsecured credit facilities (the “Credit Facilities”). The terms of the Credit Facilities provide for a 364-day revolving credit line in the amount of $555 million, which expires June 2004, and a five-year revolving credit line in the amount of $775 million, which expires June 2007. The Credit Facilities also provide for a five-year, delayed-draw term loan in the amount of $250 million, which will be used primarily to finance new construction for facilities consolidation in Southeast Michigan. At December 31, 2003, there were no borrowings outstanding under the 364-day facility or the five-year facility, there were $44 million of obligations under standby letters of credit under the five-year facility, and $104 million borrowed against the delayed-draw term loan. The Credit Facilities contain certain affirmative and negative covenants, including a financial covenant not to exceed a leverage ratio of net debt to EBITDA (adjusted and excluding special charges) of 3.5 to 1. Increases in the ratio of net debt to EBITDA can occur during quarters following seasonal shutdown periods, when cash usage increases. In the opinion of management, Visteon has been in compliance with all covenants since the inception of the Credit Facilities. During 2004, we expect to be in compliance although there can be no assurance that this will be the case.

      Visteon has maintained a commercial paper program utilizing the Credit Facilities as backup. As of December 31, 2003, we had $81 million outstanding under our commercial paper program compared with $166 million at December 31, 2002. In the event the availability of commercial paper is reduced further or eliminated, our revolving credit lines provide a backup source for funding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      Visteon maintains a trade payables program through General Electric Capital Corporation (“GECC”), subject to periodic review, that provides financial flexibility to Visteon and its suppliers. When a supplier participates in the program, GECC pays the supplier the amount due from Visteon in advance of the original due date. In exchange for the earlier payment, our suppliers accept a discounted payment. Visteon pays GECC the full amount. Approximately $100 million and $45 million, classified as short-term debt, was outstanding to GECC under this program at December 31, 2003 and 2002, respectively. Previously, amounts due GECC were classified as trade payables. Debt, trade payables and related cash flow amounts for prior periods were reclassified to conform with present period presentation. As part of the same program with GECC, Visteon is allowed to defer payment to GECC for a period of up to 30 days. At December 31, 2003, Visteon had not exercised the deferral option of the program.

      In addition, Visteon participates in a trade payables program offered by one of our customers. When we participate, our receivables are reduced and our cash balances are increased. Our receivables were reduced by $75 million and $25 million at December 31, 2003 and 2002, respectively as a result of this program.

      Visteon has entered into interest rate swaps to manage our interest rate risk. These swaps effectively convert a portion of Visteon’s fixed rate debt into variable rate debt, and as a result, approximately 40% of Visteon’s borrowings are on a fixed rate basis, while the remainder is subject to changes in short-term interest rates. As interest rates have fallen, Visteon’s interest rate swaps contributed favorably to reduce interest expense in 2003.

Credit Ratings

      Our long-term credit rating with Standard & Poor’s (“S&P”) is BB+; with Moody’s it is Ba1, and with Fitch it is BBB-. Both S&P and Moody’s do not rate our short-term credit while Fitch rates us F3. Both S&P and Moody’s have covered Visteon since June 2000, and Fitch initiated coverage on June 11, 2003. In December 2003, both S&P and Moody’s reduced their credit rating and placed us on Stable Outlook. Despite the recent downgrade by S&P and Moody’s, we continue to have access to sufficient liquidity, and believe we will continue to have access, to meet ongoing operating requirements although that access is less reliable and could be more costly than it was previously. As commercial paper availability is reduced or eliminated, we would utilize alternative sources of liquidity, including those discussed above and receivables-based funding sources available to us.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

Cash Requirements

      The following table summarizes our expected cash outflows resulting from long-term obligations existing as of December 31, 2003:

					2009
	Total	2004	2005-2006	2007-2008	and after

	(in millions)
Unconditional purchase obligations(a)	$2,265	$324	$558	$498	$885
Postretirement funding commitments(b)	2,090	38	166	257	1,629
Debt	1,818	351	565	117	785
North American seating operations(c)	292	86	24	24	158
Operating leases	232	53	64	45	70

Total contractual obligations	$6,697	$852	$1,377	$941	$3,527

(a)	Unconditional purchase obligation amounts exclude purchase obligations related to inventory, property, plant and equipment purchases in the ordinary course of business. The obligations include amounts related primarily to a 10-year information technology agreement entered into with IBM in January 2003. Pursuant to this agreement, we outsourced most of our IT needs on a global basis. The service charges under the outsourcing agreement are expected to aggregate about $2 billion during the ten-year initial term of the agreement, subject to decreases and increases in the service charges based on Visteon’s actual consumption of services to meet our then current business needs. The outsourcing agreement may be terminated also for Visteon’s business convenience after our second full year under the agreement for a scheduled termination fee.

(b)	Postretirement funding commitments include estimated liability to Ford for postretirement health care and life insurance benefits of the Visteon-assigned Ford-UAW employees and certain salaried employees as discussed in Note 7 of our consolidated financial statements, which is incorporated by reference herein. Funding for the Voluntary Employees’ Beneficiary Association begins in 2006 and is also included in the table above.

(c)	Represents amounts payable to Ford related to our June 2003 exit from the North American seating operations, which is discussed further in Note 13 of our consolidated financial statements, which is incorporated by reference herein.

     We have guaranteed also about $24 million of borrowings held by unconsolidated joint ventures and have extended loans of about $3 million to unconsolidated joint ventures as of December 31, 2003. In addition, we have guaranteed Tier 2 suppliers’ debt and lease obligations of about $16 million at December 31, 2003 to ensure the continued supply of essential parts.

      Cash required to meet capital expenditure needs increased in 2003 to $879 million and was higher than historic levels as described below (Cash Flows — Investing Activities). Our cash and liquidity needs also are impacted by the level, variability and timing of our customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. Our intra-year needs are impacted also by seasonal effects in the industry, such as the shutdown of operations for about two weeks in July, the subsequent ramp-up of new model production and the additional one-week shutdown in December by our primary North American customers. These seasonal effects normally require use of liquidity resources during the first and third quarters. Additionally, creation of a separate IT environment during 2003, as stated below in Item 9A Controls and Procedures, could have an impact on timing of collection of payments from Ford.

      We expect improved performance for 2004 will result in cash from operating activities exceeding capital expenditure requirements, although this may not be the case during specific quarters. Based on our present assessment of future customer production levels over a two-year time horizon, we believe we can meet general and seasonal cash needs using cash flows from operations, cash balances and borrowings, if needed. We also believe we can supplement these

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

sources with access to the capital markets on satisfactory terms and in adequate amounts, if needed, although there can be no assurance that this will be the case.

Pension and Postretirement Benefits

      Employees and retirees participate in various pension, healthcare and life insurance benefit plans sponsored by Visteon and Visteon subsidiaries. Benefit plan liabilities and related asset transfers between Visteon and Ford in connection with our separation from Ford are covered by various employee benefit agreements.

Arrangements with Ford

      In accordance with the separation-related agreements, in the U.S., Ford retained the pension-related past service obligations for those transferred salaried employees that met certain age and years of service requirements at the date of the separation from Ford. Visteon-assigned Ford-UAW employees participate in the Ford-UAW Retirement Plan, sponsored by Ford. By agreement, Visteon compensates Ford for the pension expense incurred by Ford related to Visteon-assigned Ford-UAW hourly employees. In the U.S., Visteon has a financial obligation for the cost of providing selected healthcare and life insurance benefits to its employees, as well as an obligation to reimburse Ford for Visteon-assigned Ford-UAW employees who retire after July 1, 2000. Ford retained the financial obligation and related prepayments for pension and postretirement healthcare and life insurance benefits to its employees who retired on or before July 1, 2000.

      During the fourth quarter of 2003, the separation-related agreements were amended and restated. Under the terms of the amended and restated agreements, Ford agreed to assume responsibility for approximately $1,646 million of amounts previously owed by Visteon to Ford for postretirement health and life insurance benefits earned by the Visteon-assigned Ford-UAW employees during the period prior to the separation. Ford agreed also to assume responsibility for future accretion on the $1,646 million amount at the appropriate SFAS 106 discount rate (6.25% at December 31, 2003). Visteon had previously recorded the $1,646 million liability in accordance with the original terms of the separation-related agreements. Visteon continues to be responsible to Ford for changes in this liability that result from changes in actuarial assumptions, changes in salaries and Visteon early retirement incentive plans.

      In accordance with SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” Visteon has not recorded any gain or loss relating to this amendment because future accretion and contingently payable amounts with respect to the restructured obligation are expected to exceed the amount currently recorded by Visteon. The amounts ultimately due are contingent upon future health and retirement benefit costs to be charged to Visteon by Ford with respect to the Visteon-assigned Ford-UAW employees. A portion of the yearly expense charged by Ford will be offset as charged by the release of the contingently payable amount ($1,138 million at December 31, 2003) and the remainder will reduce future accretion charges over the life of the obligation ($508 million).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      Under the terms of the revised Agreements with Ford, Visteon is required to fund a portion of actual costs of these benefits as incurred by Ford for the Visteon-assigned Ford-UAW employees through 2005 and certain salaried employees through 2010. In addition, Visteon has agreed to contribute funds to a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund postretirement health care and life insurance benefits to be provided by Ford related to the post-spin service of Visteon-assigned Ford-UAW hourly employees as well as many transferred salaried employees. The required VEBA funding is over a 44-year period beginning in 2006 for the Visteon-assigned Ford-UAW hourly employees, and over a 39-year period beginning in 2011 for those salaried employees. The annual funding requirement during these periods will be determined based upon amortization of the unfunded liabilities at the beginning of each period, plus amortization of annual expense. Based upon estimates of the unfunded liabilities and the related expense, the first required annual payment to the VEBA will be about $112 million (which includes about $30 million to cover benefit payments) in 2006 reduced from $535 million based on the prior agreement. In December 2000, the company pre-funded a portion of this obligation by contributing $25 million to a VEBA. The fair value of the VEBA assets as of December 31, 2003 was $28 million, and is included in other non-current assets in the accompanying balance sheet.

Visteon Pension Plans

      The Visteon plans’ worldwide funded position is slightly better than it was a year ago on a percentage basis. Strong asset returns along with world-wide contributions offset the effect of lower discount rates. For the plan year ended September 30, 2003 (the measurement date for our pension funds) our U.S. portfolio returned 20%. The U.S. pension plan investment strategy, asset allocations and expected contributions for 2004 are discussed in Note 7 to our consolidated financial statements, incorporated herein by reference.

Legislation

      The Medicare Drug Improvement and Modernization Act of 2003 was signed into law on December 9, 2003, subsequent to our September 30, 2003 measurement date. Because the impact of the act on Visteon’s expense will depend in large part on Ford’s implementation decisions, we have not quantified the effect, but expect it to be a significant reduction in expense.

Cash Flows

Operating Activities

      Cash provided by operating activities during 2003 totaled $370 million, compared with cash provided by operating activities of $1,101 million for the same period in 2002. The reduced amount of cash provided by operations in 2003 reflects primarily our operating losses. Cash payments related to special charges were $162 million and $88 million during 2003 and 2002, respectively.

      Pursuant to the Purchase and Supply Agreement between Visteon and Ford, our sales to Ford will be collected in a shorter time frame than in the past. Our agreement calls for Ford to pay us, on average, 33 days after the date of sale, compared with 43 days on average in past years. We expect the effect of this change to improve cash provided by operating activities by approximately $200 million. This arrangement will be in place for 2004 and 2005, with 2006 being a transition adjustment as we return in 2007 to Ford’s standard payment terms in effect at that time.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

Investing Activities

      Cash used in investing activities was $788 million during 2003, compared with $607 million for 2002. Our capital expenditures for 2003 totaled $879 million, compared with $723 million in 2002. Our capital spending in 2003 is higher than historic levels as we undertake spending to fund new construction for consolidation of operations in Southeast Michigan and also to fund our IT infrastructure transition and improvements. We anticipate that our facilities’ consolidation will allow us to centralize customer support functions, research and development, and selected business operations at lower operating costs. During 2003, we had net sales of marketable securities of $70 million, compared with net sales of securities of $80 million in 2002. The lower level of securities purchased in both years reflects the lower level of cash available for investment and the lower level of attractiveness of these securities as interest rates have fallen over the past two years. Other investing cash flows of $25 million and $36 million during 2003 and 2002, respectively, are related primarily to the sale of assets, with the 2002 amount including $25 million from the sale of the restraint electronics business.

Financing Activities

      Cash provided by financing activities totaled $128 million in 2003, compared with cash usage of $338 million in 2002. The cash proceeds in 2003 reflect primarily the net issuance of debt offset partially by funds used to repay maturing short-term commercial paper obligations, dividend payments and purchases of treasury stock.

      On October 13, 2003, the Visteon Board of Directors declared a dividend of $0.06 per share on Visteon’s common stock, payable on December 1, 2003, to the stockholders of record as of October 31, 2003. On January 16, 2004, the Visteon Board of Directors declared a dividend of $0.06 per share on Visteon’s common stock, payable on March 1, 2004, to the stockholders of record as of January 30, 2004. Visteon has paid a dividend each quarter since it became an independent, publicly traded company in June 2000.

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

Employee Retirement Benefits

      The determination of our obligation and expense for Visteon’s pension and other postretirement benefits, such as retiree healthcare and life insurance, is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 7 of our consolidated financial statements, which is incorporated herein by reference, and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. The expected long-term rate of return for pension assets has been chosen based on historical returns for the different asset classes held by our trusts and our asset allocation. The discount rate is chosen based on market rates for long-term, high-quality corporate bonds (principally Moody’s Aa 30 year) at our September 30 measurement date. The U.S. discount rate assumption for year end 2003 was 6.1%, reduced from 6.75% at year end 2002. This change increased our U.S. pension and healthcare and life insurance projected benefit obligations by $103 million and $82 million, respectively, and is estimated to increase 2004 expense by about $50 million in aggregate. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. Our market-related value of pension assets reflects changes in the fair value of assets over a five-year period, with a one-third weighting to the most recent year. For postretirement healthcare and life insurance, as shown in Note 7 of our consolidated financial statements, we extended the time period needed for the healthcare cost trend rate to reach the ultimate rate from 2008 to 2010. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense.

      The following table illustrates the sensitivity to a change in certain assumptions for Visteon’s U.S. pension plans on our funded status and pre-tax pension expense:

Impact on Visteon’s
	Impact on 2004 pre-tax	U.S. Plan 2003
25 basis point change in assumption(a)	pension expense(b)	funded status

decrease in discount rate	+ $5 million	- $40 million
increase in discount rate	- $5 million	+ $40 million
decrease in expected return on assets	+ $5 million
increase in expected return on assets	- $5 million

(a)	Assumes all other assumptions are held constant.

(b)	Includes the effect on expense for Visteon-assigned Ford-UAW employees.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      The following table illustrates the sensitivity to a change in the discount rate assumption related to Visteon’s U.S. postretirement healthcare and life insurance plans:

Impact on Visteon’s
25 basis point change in	Impact on 2004 pre-tax	U.S. Plan 2003
assumption(a)	OPEB expense(b)	funded status

decrease in discount rate	+ $15 million	- $30 million
increase in discount rate	- $15 million	+ $30 million

(a)	Assumes all other assumptions are held constant.

(b)	Includes the effect on expense for Visteon-assigned Ford-UAW employees.

     Visteon’s postretirement benefits payable to Ford includes the financial obligation Visteon has to Ford for the cost of providing selected health care and life insurance benefits to Visteon-assigned Ford-UAW hourly employees and certain Visteon salaried employees who retire after July 1, 2000. The health care and pension costs for these employees are calculated using Ford’s assumptions, which are disclosed in Note 7 of our consolidated financial statements. The annual funding requirements related to these employees are discussed further in the section “Pension and Postretirement Benefits.”

Impairment of Long-Lived Assets and Certain Identifiable Intangibles

      Visteon evaluates long-lived assets to be held and used and long-lived assets to be disposed of for potential impairment at the product line level whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Asset groupings at the product line level, rather than the operating segment level used in prior years, is considered the lowest level of identifiable cash flows which are largely independent as the recently completed Ford agreements contractually provide Visteon greater flexibility to make product level decisions, including decisions related to selling or exiting certain businesses. Visteon considers projected future undiscounted cash flows, trends and other circumstances in making such estimates and evaluations. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such factors as future automotive production volumes (primarily for Ford), selling price changes, labor cost changes, material cost changes, productivity and other cost savings and capital expenditures could significantly affect our evaluations.

      During the fourth quarter of 2003, Visteon recorded a pre-tax, non-cash impairment write-down of $407 million in costs of sales to reduce the net book value of certain long-lived assets. This write-down was based on an assessment by product line asset group, completed in the fourth quarter of 2003, of the recoverability of our long-lived assets in light of the challenging environment in which we operate and as part of our business planning process for 2004 and beyond. This assessment included considering the substantial change in the production levels of Visteon’s major customer and the related impact on our future operating projections, as well as the anticipated impact of the recently completed Ford agreements. As a result of this analysis the assets of six product groupings were impaired: bumpers, fuel tanks, starters and alternators, steering columns, suspension systems and wiper/washer. The write-down was approximately $300 million in North America and $100 million in Europe and was determined on a “held for use” basis. Fair values were determined primarily based on prices for similar groups of assets determined by a third-party valuation firm.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

Deferred Income Taxes

      Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating loss, tax credit and other carryforwards. SFAS 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and the fact that a benefit may be expected for a portion but not all of a deferred tax asset increases the judgmental complexity.

      We evaluate the recoverability of our deferred tax assets on an ongoing basis. In making this evaluation during 2003, we considered all available positive and negative evidence, including our past results, the existence of cumulative losses in recent years, and our forecast of future taxable income, which contemplates a minimum of $2.4 billion of U.S. taxable earnings over a 10-year time horizon. Our forecast of future taxable income exceeds our recent historical performance and reflects our best assumptions about the likely impact of several major 2003 events and other items that are expected to improve our future profitability, including:

•	The series of contractual agreements reached with Ford in December 2003, under which Visteon was relieved of approximately $1,646 million of OPEB obligations related to Visteon-assigned Ford-UAW employees, in addition to other structural improvements.

•	The agreement reached in the second quarter 2003 with Ford and other parties that permitted us to exit from our unprofitable seating operations in Chesterfield, Michigan.

•	The significant U.S. restructuring charges incurred in recent years, which are expected to have a favorable impact on our results going forward, as well as the expectation that U.S. restructuring charges will be substantially less in 2004.

•	Anticipated future cost savings in the material, manufacturing and SG&A areas, as well as the favorable impact of net new business, the majority of which is based on firm, existing contracts supported by purchase orders.

      In determining the amount of future taxable income, a number of additional assumptions are made, including the amount of U.S. and foreign pre-tax operating income, the time period over which our temporary differences will reverse, and the implementation of feasible and prudent tax planning strategies. While these assumptions require significant judgment, they are consistent with the plans and estimates we are using to manage the underlying business.

      As more fully described in Note 5 to our consolidated financial statements, at December 31, 2003, Visteon’s consolidated balance sheet reflects a net deferred tax asset of $860 million, which includes a valuation allowance of $530 million. During 2003, we established an additional valuation allowance of $509 million against our deferred tax assets, of which $472 million was recorded through income tax expense ($468 million as a special charge in the fourth quarter) and $37 million was recorded through other comprehensive income. Of the total valuation allowance of $530 million at December 31, 2003, $305 million relates to net operating losses and other deferred tax assets in certain foreign jurisdictions, including amounts for foreign affiliates that are treated as pass-through entities for U.S. tax purposes, and $225 million relates to a portion of our U.S. deferred tax assets, where recovery of the carryforwards or assets is unlikely.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      We believe that we are more likely than not to recover our remaining net deferred tax asset of $860 million at December 31, 2003, through reductions in our tax liabilities in future periods. However, recovery is dependent on achieving our forecast of future taxable income. We will review our forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve our business plan targets, particularly in the U.S., may change our assessment regarding the recoverability of our net deferred tax asset and would likely result in an increase in the valuation allowance in the applicable period. Any increase in the valuation allowance would result in additional income tax expense, reduce stockholders’ equity and could have a significant impact on our earnings going forward. Further, changes to statutory tax rates, particularly in the U.S., could also affect the level of our deferred tax assets. We intend to maintain an appropriate valuation allowance against our deferred tax assets until sufficient positive evidence exists to reduce or eliminate it.

Revenue Recognition

      Sales are recognized when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectibility is reasonably assured, generally upon shipment of product to customers and transfer of title under standard commercial terms. Significant retroactive price adjustments are estimated by management based upon an assessment of the ultimate outcome of customer negotiations and are recognized in the period when such amounts become probable. Sales are recognized based on the gross amount billed to a customer for those products in which Visteon’s customer has directed the sourcing of certain raw materials or components used in the manufacture of the final product.

Product Recalls

      Product recall accruals are made related to our potential financial participation in our customers’ actions to provide remedies related primarily to safety concerns as a result of actual or threatened regulatory or court actions. Our reserves for product recalls include the expected costs to be incurred by Visteon related to these actions. As part of our spin-off from Ford, Visteon and Ford agreed on a division of liabilities including liabilities related to product recalls. Visteon and Ford agreed on a division of responsibility for recall matters as follows: (a) Ford will retain liability for all recall claims that involve parts made or sold by Visteon for 1996 or earlier model year Ford vehicles, (b) Visteon is liable for all recall claims that involve parts made or sold by Visteon for 1997 or later model year Ford vehicles in accordance with Ford’s global standard purchase order terms as applied to other Tier 1 suppliers, and (c) Visteon has assumed all responsibility for recall claims relating to parts made or sold by Visteon to any non-Ford customers. Visteon accrues for recall claims for products sold based on management estimates, with support from our sales, engineering, quality and legal activities, of the amount that eventually will be required to settle such claims. This accrual, which is reviewed in detail on a regular basis, is based on several factors, including the terms of Visteon’s master transfer agreement with Ford, past experience, current claims, industry developments and various other considerations.

New Accounting Standards and Accounting Changes

      Starting January 1, 2003, Visteon began expensing the fair value of stock-based awards granted to employees pursuant to SFAS 123. This standard was adopted on a prospective method basis for stock-based awards granted, modified or settled after December 31, 2002, and resulted in additional compensation expense of about $4 million in 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      In December 2003, the FASB issued revised Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Application of FIN 46 is required during the fourth quarter of 2003 for interests in structures that are commonly referred to as special-purpose entities; immediately for all new entities created after February 1, 2003; and for all other types of variable interest entities in the first quarter of 2004. The effect of applying the initial consolidation provisions of FIN 46 on Visteon’s results of operations or financial position as of December 31, 2003 was not significant. We do not expect the application of the remaining consolidation provisions of FIN 46, as required in the first quarter of 2004, will have a material effect on Visteon’s results of operations or financial position.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We currently have no contracts that fall within the guidelines of the new requirements and, as such, there was no effect of adopting SFAS 149 on Visteon’s results of operations or financial position.

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

      In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) (“SFAS 132-R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revised statement expands financial statement disclosures for defined benefit plans related to plan assets, investment policies, future benefit payments and plan contributions. Certain requirements of SFAS 132-R are effective for the year ended December 31, 2003, with additional requirements during 2004.

Cautionary Statement regarding Forward-Looking Information

      This report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” signify forward-looking statements. Visteon’s forward-looking statements are not guarantees of future results and conditions. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in Visteon’s forward-looking statements include, but are not limited to, the following:

•	Visteon’s dependence on Ford.

•	Visteon’s ability to satisfy its pension and other post-employment benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

•	Changes in vehicle production volume in markets where we operate, and in particular changes in Ford’s North American vehicle production volume.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers, particularly its largest customer, Ford, which is undergoing a comprehensive “revitalization plan.”

•	Visteon’s ability to increase sales to customers other than Ford and to maintain current business with, and to provide competitive quotes and win future business from, Ford.

•	Visteon’s ability to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, to maintain and improve its operating performance; to recover engineering and tooling costs; to streamline and focus its product portfolio; to sustain technological competitiveness; to compete favorably with automotive parts suppliers with lower cost structures and greater ability to rationalize operations; to achieve the benefits of its restructuring activities; and to exit non-performing businesses on satisfactory terms, particularly due to limited flexibility under existing labor agreements.

•	Visteon’s ability to satisfy its future capital and liquidity requirements; Visteon’s ability to access the credit and capital markets, which depends in large part on Visteon’s credit ratings (which have declined in the past and could decline further in the future); and Visteon’s ability to comply with financial covenants applicable to it.

•	Visteon’s ability to recover its remaining net deferred tax asset through reductions in its tax liabilities in future periods.

•	Visteon’s ability to reduce its cost structure by, among other things, negotiating a supplement to a new Visteon-UAW collective bargaining agreement that would provide for lower wages and less-expensive benefits for future Visteon hourly workers that are more in line with what competitors pay.

•	Restrictions in labor contracts with unions, and with the UAW in particular, that significantly restrict Visteon’s ability to close plants, divest unprofitable, noncompetitive businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Visteon’s ability to realize sales and profits from its book of business.

•	Legal and administrative proceedings, investigations and claims, including product liability, warranty, environmental and safety claims, and any recalls of products manufactured or sold by Visteon.

•	Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system, or fuel prices and supply.

•	The cyclical and seasonal nature of the automotive industry.

•	Conflicts of interest in negotiating with Ford due to the relationships of Visteon’s executives with Ford and Ford executives and their ownership of Ford securities.

•	Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.

•	Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.

•	Delays in completing Visteon’s transition to an information technology environment that is separate from Ford’s environment and to a new facility for the majority of its central executive, administrative and engineering functions.

•	Other factors, risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.

      These risks and uncertainties are not the only ones facing our company. Additional risks and uncertainties not presently known to Visteon or currently believed to be immaterial also may adversely affect Visteon. Any risks and uncertainties that develop into actual events could have material adverse effects on Visteon’s business, financial condition and results of operations. For these reasons, do not place undue reliance on our forward-looking statements. Visteon does not intend or assume any obligation to update any of these forward-looking statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

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

      Our primary foreign exchange exposure includes the Mexican peso, euro, Canadian dollar and Czech koruna. Because of the mix between our costs and our revenues in various regions, we are exposed generally to weakening of the euro and to strengthening of the Mexican peso, Canadian dollar and Czech koruna. For transactions in these currencies, we utilize a strategy of partial coverage. As of December 31, 2003, our coverage for projected transactions in these currencies was about 50% for 2004.

      As of December 31, 2003 and 2002, the net fair value of financial instruments with exposure to currency risk were liabilities of $10 million and $36 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $81 million and $86 million as of December 31, 2003 and 2002, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of our financial derivatives. It is important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

      As of December 31, 2003 and 2002, the net fair value of interest rate swaps was an asset of $15 million and $39 million, respectively. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $10 million and $16 million as of December 31, 2003 and 2002, respectively. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $5 million and $6 million as of December 31, 2003 and 2002, respectively. This analysis may overstate the adverse impact on net interest expense because of the short-term nature of our interest bearing investments.

Commodity Risk

      We have entered into long-term agreements with some of our key suppliers of non-ferrous metals to protect Visteon from changes in market prices. In addition, some products Visteon manufactures and sells to Ford containing non-ferrous metals are price-adjusted monthly based on metal content and market price. During the third quarter 2003, Visteon initiated the use of financial instruments to lock in pricing of its forward year copper purchases. As of December 31, 2003, the net fair value of copper derivatives was an asset of $2 million, and the potential loss in fair value from a 10% adverse change in quoted prices would be $2 million.

      Precious metals (for catalytic converter production) are purchased through a Ford-directed source; Ford accepts all market price risk. As a result, we presently do not enter into financial derivatives to hedge these potential exposures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

      Natural gas is a commodity Visteon uses in its manufacturing processing, related primarily to glass production, as well as for heating our facilities. Uncertainty in both supply and demand for this commodity has led to price instability over the last three years. As of December 31, 2003, Visteon has locked in pricing on about 65% of its projected usage for 2004, through financial derivatives. As of December 31, 2003 and 2002, the net fair value of natural gas derivatives was an asset of $9 million and $7 million, respectively. The potential loss in fair value of these derivative contracts from a 10% adverse change in quoted prices would be approximately $5 million and less than $4 million at December 31, 2003 and 2002, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our consolidated financial statements, the accompanying notes and the report of independent auditors that are filed as part of this Report are listed under Item 15, “Exhibits, Financial Statement Schedules, and Reports on Form 8-K,” and are set forth on pages 45 through 90 of this Annual Report on Form 10-K.

      Selected quarterly financial data for us and our consolidated subsidiaries for 2003 and 2002 are presented in Note 18 of our consolidated financial statements on page 90 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of Visteon’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in Visteon’s periodic SEC reports is recorded, processed, summarized and reported as and when required. Except as otherwise discussed herein, there have been no changes in Visteon’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Visteon’s internal control over financial reporting.

      As discussed previously under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have entered into a global IT outsourcing arrangement with IBM, which provides for, among other things, the transition of Visteon applications from Ford’s IT systems, upon which we have relied since our spin-off. In October 2003, we successfully completed the first major migration of applications from Ford’s IT systems, including selected financial reporting applications. The second major phase of this transition has begun, with the migration of all remaining applications from Ford’s IT systems expected to be substantially completed in 2004. This transition may affect Visteon’s existing business processes including Visteon’s internal control over financial reporting. As this transition continues it will be monitored and evaluated with regard to Visteon’s ability to process, record, summarize and report financial information.

ITEM 9A. CONTROLS AND PROCEDURES — (Continued)

      Certain of Visteon’s applications now reside within IBM’s data centers and are run by IBM. IBM has contracted with an independent third party to perform a review (“SAS 70 Type II”) of the control environment at its data centers, including physical security and environmental control; organization and administration; logical access controls; computer operations; and problem and change management. This review is available to the clients of IBM’s data centers in the normal course of business, for their reliance with respect to these controls. However, IBM and its independent reviewer are not able to make available this SAS 70 report to Visteon for 2003, because our applications did not commence operating within this environment until October. IBM has confirmed to Visteon that it has maintained the security controls as previously maintained, and Visteon has observed the physical security and environmental controls of the primary data center location.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF VISTEON

      Except as set forth herein, the information required by Item 10 regarding our directors is incorporated by reference from the information under the captions “Item 1. Election of Directors,” “Corporate Governance — Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2004 Proxy Statement. The information required by Item 10 regarding our executive officers appears as Item 4A under Part I of this Annual Report on Form 10-K.

      Visteon has adopted a code of ethics, as such phrase is defined in Item 406 of Regulation S-K, that applies to all directors, officers and employees of Visteon and its subsidiaries, including the Chairman and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and the Vice President and Chief Accounting Officer. The code, entitled “A Pledge of Integrity,” is available on our website at www.visteon.com and has been filed as an exhibit hereto.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated by reference from the information under the captions “Item 1. Election of Directors,” “Organization and Compensation Committee Report on Executive Compensation,” “Executive Compensation” and “Stock Performance Graph” in our 2004 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by Item 12 is incorporated by reference from the information under the caption “Stockholdings” and “Item 3. Amendment to 2000 Incentive Plan” in our 2004 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated by reference from the information under the caption “Corporate Governance — Related Party Transactions” in our 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report” in our 2004 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

			Page No.

(a)	1.	Consolidated Financial Statements
		Report of Independent Auditors	45
		Consolidated Statement of Operations for the years ended December 31, 2003, 2002 and 2001	46
		Consolidated Balance Sheet at December 31, 2003 and 2002	47
		Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001	48
		Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	49
		Notes to Financial Statements	50
	2.	Financial Statement Schedule
		Schedule of Valuation and Qualifying Accounts	90
	3.	Exhibits
		Refer to the “Exhibit Index” on pages 91-93 of this report.
(b)		Reports on Form 8-K

      Visteon filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

      Current Report on Form 8-K dated October 14, 2003, relating to the payment of a cash dividend.

      Current Report on Form 8-K dated October 17, 2003, relating to Visteon’s third quarter 2002 financial results.

      Current Report on Form 8-K dated November 18, 2003, relating to an officer appointment.

      Current Report on Form 8-K dated November 26, 2003, relating to a previously announced officer appointment.

      Current Report on Form 8-K dated December 22, 2003, relating to new commercial agreements with Ford Motor Company.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ PETER J. PESTILLO*

Peter J. Pestillo

Date: February 13, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 13, 2004, by the following persons on behalf of Visteon Corporation and in the capacities indicated.

Signature	Title

/s/ PETER J. PESTILLO* Peter J. Pestillo	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ MICHAEL F. JOHNSTON* Michael F. Johnston	Director, President and Chief Operating Officer
/s/ DANIEL R. COULSON* Daniel R. Coulson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ GLENDA J. MINOR* Glenda J. Minor	Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ MARLA C. GOTTSCHALK* Marla C. Gottschalk	Director
/s/ WILLIAM H. GRAY, III* William H. Gray, III	Director
/s/ STEVEN K. HAMP* Steven K. Hamp	Director
/s/ ROBERT H. JENKINS* Robert H. Jenkins	Director
/s/ KARL J. KRAPEK* Karl J. Krapek	Director
/s/ CHARLES L. SCHAFFER* Charles L. Schaffer	Director
/s/ THOMAS T. STALLKAMP* Thomas T. Stallkamp	Director
/s/ ROBERT M. TEETER* Robert M. Teeter	Director
*By: /s/ STACY L. FOX Stacy L. Fox Attorney-in-Fact

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

Visteon Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 43 present fairly, in all material respects, the financial position of Visteon Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for goodwill resulting from its adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
January 22, 2004

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	December 31,

	2003	2002	2001

	(in millions, except
	per share amounts)
Sales (Notes 2 and 11)
Ford and affiliates	$13,475	$14,779	$14,656
Other customers	4,185	3,616	3,187

Total sales	17,660	18,395	17,843
Costs and expenses (Notes 2, 11 and 13)
Costs of sales	17,786	17,588	17,105
Selling, administrative and other expenses	1,002	888	855

Total costs and expenses	18,788	18,476	17,960
Operating (loss)	(1,128)	(81)	(117)
Interest income	17	23	55
Interest expense	94	103	131

Net interest expense	(77)	(80)	(76)
Equity in net income of affiliated companies (Note 2)	55	44	24

(Loss) before income taxes, minority interests and change in accounting	(1,150)	(117)	(169)
Provision (benefit) for income taxes (Note 5)	34	(58)	(72)

(Loss) before minority interests and change in accounting	(1,184)	(59)	(97)
Minority interests in net income of subsidiaries	29	28	21

(Loss) before change in accounting	(1,213)	(87)	(118)
Cumulative effect of change in accounting, net of tax (Note 14)	—	(265)	—

Net (loss)	$(1,213)	$(352)	$(118)

Basic and diluted loss per share (Note 2)
Before cumulative effect of change in accounting	$(9.65)	$(0.68)	$(0.91)
Cumulative effect of change in accounting	—	(2.07)	—

Basic and diluted	$(9.65)	$(2.75)	$(0.91)

Cash dividends per share	$0.24	$0.24	$0.24

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,

	2003	2002

	(in millions)
Assets
Cash and cash equivalents	$953	$1,204
Marketable securities	3	74

Total cash and marketable securities	956	1,278
Accounts receivable – Ford and affiliates	1,198	1,401
Accounts receivable – other customers	1,164	828

Total receivables, net (Notes 2 and 4)	2,362	2,229
Inventories (Note 3)	761	878
Deferred income taxes	163	199
Prepaid expenses and other current assets	168	153

Total current assets	4,410	4,737
Equity in net assets of affiliated companies	215	191
Net property (Note 4)	5,369	5,443
Deferred income taxes	700	566
Other assets	270	233

Total assets	$10,964	$11,170

Liabilities and Stockholders’ Equity
Trade payables	$2,270	$2,038
Accrued liabilities (Note 6)	924	1,021
Income taxes payable	27	14
Debt payable within one year (Note 8)	351	393

Total current liabilities	3,572	3,466
Long-term debt (Note 8)	1,467	1,298
Postretirement benefits other than pensions (Note 7)	469	409
Postretirement benefits payable to Ford (Note 7)	2,090	1,874
Other liabilities (Note 6)	1,508	1,145

Total liabilities	9,106	8,192
Stockholders’ equity
Capital stock (Note 9)
Preferred stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 129 million and 130 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,288	3,298
Accumulated other comprehensive (loss)	(21)	(140)
Other	(19)	(33)
Accumulated deficit	(1,521)	(278)

Total stockholders’ equity	1,858	2,978

Total liabilities and stockholders’ equity	$10,964	$11,170

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,

	2003	2002	2001

	(in millions)
Cash and cash equivalents at January 1	$1,204	$1,024	$1,412
Cash flows provided by operating activities (Note 15)	370	1,101	436
Cash flows from investing activities
Capital expenditures	(879)	(723)	(752)
Acquisitions and investments in joint ventures, net	(4)	—	(7)
Purchases of securities	(48)	(508)	(346)
Sales and maturities of securities	118	588	260
Other	25	36	102

Net cash used in investing activities	(788)	(607)	(743)
Cash flows from financing activities
Commercial paper (repayments) issuances, net	(85)	(194)	8
Other short-term debt, net	55	45	—
Proceeds from issuance of other debt	238	115	114
Principal payments on other debt	(121)	(245)	(144)
Purchase of treasury stock	(5)	(24)	(25)
Cash dividends	(31)	(31)	(31)
Other, including book overdrafts	77	(4)	3

Net cash provided by (used in) financing activities	128	(338)	(75)
Effect of exchange rate changes on cash	39	24	(6)

Net (decrease) increase in cash and cash equivalents	(251)	180	(388)

Cash and cash equivalents at December 31	$953	$1,204	$1,024

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Earnings
			Capital	Retained		Other
			In	for Use in	Accumulated
	Common Stock		Excess	Business	Other		Unearned
			of Par	(Accumulated	Comprehensive	Treasury	Stock
	Shares	Amount	Value	Deficit)	Loss	Stock	Compensation	Total

	(in millions)
Year Ended December 31, 2001
Beginning balance	131	$131	$3,311	$254	$(179)	$—	$(12)	$3,505
Comprehensive income (loss)
Net (loss)				(118)				(118)
Foreign currency translation					(53)			(53)
Realized and unrealized gains/losses on derivatives, net of tax					5			5
Change in unrealized loss on marketable securities, net of tax					(2)			(2)
Minimum pension liability, net of tax					(2)			(2)

Comprehensive (loss)								(170)
Purchase of treasury stock						(25)		(25)
Deferred stock-based compensation						13	(13)	—
Amortization and adjustment of deferred stock- based compensation, net							9	9
Exercise of common stock options						3		3
Cash dividends				(31)				(31)

Ending balance	131	$131	$3,311	$105	$(231)	$(9)	$(16)	$3,291

Year Ended December 31, 2002
Beginning balance	131	$131	$3,311	$105	$(231)	$(9)	$(16)	$3,291
Comprehensive income (loss)
Net (loss)				(352)				(352)
Foreign currency translation					170			170
Realized and unrealized gains/losses on derivatives, net of tax					(13)			(13)
Change in unrealized loss on marketable securities, net of tax					1			1
Minimum pension liability, net of tax					(67)			(67)

Comprehensive (loss)								(261)
Purchase of treasury stock						(24)		(24)
Deferred stock-based compensation						16	(16)	—
Amortization and adjustment of deferred stock- based compensation, net			(13)			(1)	17	3
Cash dividends				(31)				(31)

Ending balance	131	$131	$3,298	$(278)	$(140)	$(18)	$(15)	$2,978

Year Ended December 31, 2003
Beginning balance	131	$131	$3,298	$(278)	$(140)	$(18)	$(15)	$2,978
Comprehensive income (loss)
Net (loss)				(1,213)				(1,213)
Foreign currency translation					192			192
Realized and unrealized gains/losses on derivatives, net of tax					16			16
Minimum pension liability					(89)			(89)

Comprehensive (loss)								(1,094)
Purchase of treasury stock						(5)		(5)
Deferred stock-based compensation			(4)			20	(16)	—
Amortization and adjustment of deferred stock- based compensation, net			(6)			2	13	9
Cash dividends				(30)				(30)

Ending balance	131	$131	$3,288	$(1,521)	$(21)	$(1)	$(18)	$1,858

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1. Background and Basis of Presentation

      Visteon Corporation (“Visteon”) is a leading global supplier of automotive systems, modules and components. Visteon sells products primarily to global vehicle manufacturers, and also sells to the worldwide aftermarket for replacement and vehicle appearance enhancement parts. Visteon became an independent company when Ford Motor Company (“Ford”) established Visteon as a wholly-owned subsidiary in January 2000 and subsequently transferred to Visteon the assets and liabilities comprising Ford’s automotive components and systems business. Ford completed its spin-off of Visteon on June 28, 2000 (the “spin-off”). Prior to incorporation, Visteon operated as Ford’s automotive components and systems business.

      Visteon and Ford have entered into a series of agreements outlining the business relationship between the two companies following the spin-off which are further discussed in Note 11 of our consolidated financial statements.

      Use of estimates and assumptions as determined by management are required in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates and assumptions. Certain amounts for prior periods were reclassified to conform with present period presentation.

NOTE 2. Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of Visteon and its majority-owned subsidiaries. Intra-Visteon transactions have been eliminated in consolidation. Companies that are 20% to 50% owned by Visteon are accounted for on an equity basis.

Variable Interest Entities

      In December 2003, the FASB issued revised Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Application of FIN 46 is required during the fourth quarter of 2003 for interests in structures that are commonly referred to as special-purpose entities; immediately for all new entities created after February 1, 2003; and for all other types of variable interest entities in the first quarter of 2004. The effect of applying the initial consolidation provisions of FIN 46 on Visteon’s results of operations or financial position as of December 31, 2003 was not significant. We do not expect the application of the remaining consolidation provisions of FIN 46, as required in the first quarter of 2004, will have a material effect on Visteon’s results of operations or financial position.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Accounting Policies — (Continued)

      From June 30, 2002, a variable interest entity owned by an affiliate of a bank is included in Visteon’s consolidated financial statements. This entity was established in early 2002 to build a leased facility for Visteon to centralize customer support functions, research and development and administrative operations. Construction of the facility is planned to be completed in 2004 at a cost of about $250 million, with initial occupancy starting in mid-2004. The lease agreement requires Visteon to make lease payments after construction is substantially completed equal to all interest then due and payable by the variable interest entity under the related credit agreement. The lease term expires in 2017, at which time Visteon is required to either purchase the facility at a price equal to the sum of all borrowings under the related credit agreement, less certain proceeds and other amounts applied against the balance, or renew the lease upon the mutual agreement of Visteon and the lessor. Consolidation of this entity was based on an assessment that Visteon is subject to a majority of the risk of loss from the variable interest entity’s activities and is entitled to receive a majority of the entity’s residual returns. This assessment included consideration of the terms of the lease agreement, the amount of the owner’s equity investment at risk and the source of the entity’s debt financing through the delayed draw term loan arrangement provided for under Visteon’s Credit Facilities discussed further in Note 8 of our consolidated financial statements. As of December 31, 2003, this entity has incurred about $117 million in expenditures related to this facility.

Revenue Recognition

      Sales are recognized when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectibility is reasonably assured, generally upon shipment of product to customers and transfer of title under standard commercial terms. Significant retroactive price adjustments are recognized in the period when such amounts become probable. Sales are recognized based on the gross amount billed to a customer for those products in which Visteon’s customer has directed the sourcing of certain raw materials or components used in the manufacture of the final product.

Guarantees and Product Warranty

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. As of December 31, 2003, the effect of adopting FIN 45 on Visteon’s results of operations and financial position was not material.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Accounting Policies — (Continued)

      Visteon accrues for warranty obligations for products sold based on management estimates, with support from our sales, engineering, quality and legal activities, of the amount that eventually will be required to settle such obligations. This accrual, which is reviewed in detail on a regular basis, is based on several factors, including contractual arrangements, past experience, current claims, production changes, industry developments and various other considerations. The following table presents a reconciliation of changes in the product warranty claims liability for the selected periods:

	2003	2002	2001

	(in millions)
Beginning balance	$17	$20	$18
Accruals for products shipped	25	16	18
Accruals for pre-existing warranties (including changes in estimates)	(3)	—	4
Settlements	(17)	(19)	(20)

Ending balance	$22	$17	$20

      Visteon enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate.

Product Recalls

      Visteon accrues for product recall claims related to potential financial participation in customers’ actions to provide remedies related primarily to safety concerns as a result of actual or threatened regulatory or court actions. Visteon accrues for recall claims for products sold based on management estimates, with support from our sales, engineering, quality and legal activities, of the amount that eventually will be required to settle such claims. This accrual, which is reviewed in detail on a regular basis, is based on several factors, including contractual arrangements, past experience, current claims, industry developments and various other considerations.

Other Costs

      Advertising and sales promotion costs are expensed as incurred. Advertising costs were $15 million in 2003, $17 million in 2002 and $19 million in 2001.

      Research and development costs are expensed as incurred and were $903 million in 2003, $902 million in 2002 and $1,037 million in 2001.

      Pre-production design and development costs that are non-reimbursable relating to long-term supply arrangements are expensed as incurred.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Accounting Policies — (Continued)

Related Party Transaction

      A member of Visteon’s Board of Directors was the Chief Executive Officer of a supplier of contract staffing services to Visteon. Visteon’s payments to this supplier were approximately $81 million and $115 million in 2003 and 2002, respectively. The supplier has indicated that it expects to recognize approximately $13 million and $20 million of these payments as revenue in 2003 and 2002, respectively, relating to services performed directly by the supplier. The remaining payments to this supplier are related to arrangements in which the supplier serves as a master vendor on the behalf of many other suppliers and are not expected to be recognized as revenue for such supplier. This individual ceased to be an employee or officer of this supplier in December 2003.

Income (Loss) Per Share of Common Stock

      Basic income (loss) per share of common stock is calculated by dividing net income by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. The calculation of diluted income per share takes into account the effect of dilutive potential common stock, such as stock options, and contingently returnable shares, such as restricted stock. Basic and diluted income (loss) per share were calculated using the following numbers of shares:

	2003	2002	2001

	(average shares in millions)
Common shares outstanding	130.4	130.3	130.7
Less: Restricted stock outstanding	(4.6)	(2.6)	(1.4)

Basic shares	125.8	127.7	129.3
Net dilutive effect of restricted stock and stock options	—	—	—

Diluted shares	125.8	127.7	129.3

      For 2003, 2002 and 2001, potential common stock of about 1,020,000 shares, 606,000 shares and 343,000 shares, respectively, are excluded from the calculation of diluted income per share because the effect of including them would have been antidilutive.

Derivative Financial Instruments

      Visteon has operations in every major region of the world and is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices. These financial exposures are monitored and managed by Visteon as an integral part of the company’s overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on Visteon’s results. Visteon uses derivative financial instruments, including forward contracts, swaps and options, to manage the exposures in exchange rates, interest rates and commodity prices. All derivative financial instruments are classified as “held for purposes other than trading.” Visteon policy specifically prohibits the use of leveraged derivatives or use of any derivatives for speculative purposes.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Accounting Policies — (Continued)

      Visteon’s primary foreign currency exposures, in terms of net corporate exposure, are in the Mexican peso, euro, Czech Koruna, and Canadian dollar. Visteon uses derivative instruments to hedge expected future cash flows in foreign currencies and firm commitments. Visteon has entered into interest rate swaps to manage its interest rate risk. As a result of these swaps, approximately 40% of Visteon’s borrowings are on a fixed rate basis, with the balance on a variable rate basis, subject to changes in short-term interest rates. Visteon’s primary commodity-price exposures are aluminum, copper and natural gas, which are managed through derivative financial instruments and fixed-price contracts with suppliers.

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

Foreign Currency Translation

      Assets and liabilities of Visteon’s non-U.S. businesses generally are translated to U.S. Dollars at end-of-period exchange rates. The effects of this translation for Visteon are reported in other comprehensive income. Remeasurement of assets and liabilities of Visteon’s non-U.S. businesses that use the U.S. Dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of Visteon’s non-U.S. businesses are translated to U.S. Dollars at average-period exchange rates and are recognized as part of revenues, costs and expenses. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of the business involved. Net transaction gains and losses, as described above, decreased net income $26 million and $14 million in 2003 and 2002, respectively, and increased net income $6 million in 2001. Total foreign currency translation adjustments as a component of accumulated other comprehensive income increased stockholders’ equity by $130 million at December 31, 2003, and reduced stockholders’ equity $62 million at December 31, 2002.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Accounting Policies — (Continued)

Accounts Receivable

      The allowance for doubtful accounts was $35 million and $24 million at December 31, 2003 and 2002, respectively.

Investments in Affiliates

      The following table presents summarized financial data for those affiliates accounted for under the equity method. The amounts represent 100% of the assets, liabilities, equity and results of operations of these affiliates. Visteon reports its share of their net assets and net income in the lines “Equity in net assets of affiliated companies” on the Consolidated Balance Sheet and “Equity in net income of affiliated companies” on the Consolidated Statement of Operations.

	December 31,

	2003	2002

	(in millions)
Current assets	$571	$361
Other assets	345	320

Total assets	$916	$681

Current liabilities	$328	$217
Other liabilities	85	91
Stockholders’ equity	503	373

Total liabilities and stockholders’ equity	$916	$681

	2003	2002	2001

	(in millions)
Net sales	$1,462	$973	$747
Gross profit	368	217	152
Net income	111	93	63

Capitalized Software Costs

      Significant costs incurred in the acquisition or development of software for internal use are capitalized. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense. Capitalized internal software costs include primarily external direct costs and payroll and payroll related costs. Capitalized software costs are amortized using the straight-line method over estimated useful lives generally ranging from 3 to 8 years. The net book value of capitalized software costs was about $171 million at December 31, 2003. Related amortization expense was about $39 million in 2003.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Accounting Policies — (Continued)

Impairment of Long-Lived Assets and Certain Identifiable Intangibles

      Visteon evaluates long-lived assets to be held and used and long-lived assets to be disposed of for potential impairment at the product line level whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Asset groupings at the product line level, rather than the operating segment level used in prior years, is considered the lowest level of identifiable cash flows which are largely independent as the recently completed Ford agreements contractually provide Visteon greater flexibility to make product level decisions, including decisions related to selling or exiting certain businesses. Visteon considers projected future undiscounted cash flows, trends and other circumstances in making such estimates and evaluations. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such factors as future automotive production volumes (primarily for Ford), selling price changes, labor cost changes, material cost changes, productivity and other cost savings and capital expenditures could significantly affect our evaluations. Asset impairment charges recorded during 2003 are discussed further in Note 13 of our consolidated financial statements.

Goodwill

      Visteon adopted Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS 142 no longer permits amortization of goodwill and establishes a new method of testing goodwill for impairment by using a fair-value based approach. See Note 14 of our consolidated financial statements for further description related to this accounting change.

Postemployment Benefits

      Visteon accounts for certain severance benefits to former or inactive employees after employment but before retirement when it is probable that a liability has been incurred, and the amount can be reasonably estimated.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Accounting Policies — (Continued)

Stock-Based Awards

      Starting January 1, 2003, Visteon began expensing the fair value of stock-based awards granted to employees pursuant to Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” This standard was adopted on a prospective method basis for stock-based awards granted, modified or settled after December 31, 2002. For stock options and restricted stock awards granted prior to January 1, 2003, Visteon measures compensation cost using the intrinsic value method. If compensation cost for all stock-based awards had been determined based on the estimated fair value of stock options and the fair value set at the date of grant for restricted stock awards, in accordance with the provisions of SFAS 123, Visteon’s reported net (loss) and (loss) per share would have changed to the pro forma amounts indicated below:

	2003	2002	2001

	(in millions, except per share
	amounts)
Net (loss), as reported	$(1,213)	$(352)	$(118)
Add: Stock-based employee compensation expense included in reported net (loss), net of related tax effects	9	4	9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18)	(15)	(11)

Pro forma net (loss)	$(1,222)	$(363)	$(120)

(Loss) per share:
Basic and diluted — as reported	$(9.65)	$(2.75)	$(0.91)
Basic and diluted — pro forma	$(9.71)	$(2.84)	$(0.93)

      The following is a summary of the fair values and assumptions used under a Black-Scholes option-pricing model for stock options granted in 2003, 2002 and 2001:

	2003	2002	2001

Fair Values
Average fair value of stock option granted in which the exercise price equaled the market price of the stock on the grant date	$6.62	$6.27	$6.83
Average fair value of stock option granted in which the exercise price was less than the market price of the stock on the grant date	N/A	N/A	$7.94
Weighted Average Assumptions
Risk-free interest rate	3.0%	4.8%	4.7%
Expected life (years)	5.0	6.0	4.7
Volatility	43.2%	51.6%	42.8%
Dividend yield	1.9%	1.8%	1.4%

      See Note 9 of our consolidated financial statements for further information related to stock-based awards.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Inventories

	December 31,

	2003	2002

	(in millions)
Raw materials, work-in-process and supplies	$630	$743
Finished products	131	135

Total inventories	$761	$878

U.S. inventories	$436	$548

      Inventories are stated at the lower of cost or market. The cost of most U.S. inventories is determined by the last-in, first-out (“LIFO”) method. The cost of the remaining inventories is determined primarily by the first-in, first-out (“FIFO”) method.

      If the FIFO method had been used instead of the LIFO method, inventories would have been higher by $98 million and $78 million at December 31, 2003 and 2002, respectively.

NOTE 4.	Net Property, Depreciation and Amortization

	December 31,

	2003	2002

	(in millions)
Land	$122	$125
Buildings and land improvements	1,549	1,561
Machinery, equipment and other	8,313	8,631
Construction in progress	428	320

Total land, plant and equipment	10,412	10,637
Accumulated depreciation	(5,398)	(5,527)

Net land, plant and equipment	5,014	5,110
Special tools, net of amortization	355	333

Net property	$5,369	$5,443

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

      Depreciation and amortization expenses, were as follows:

	2003	2002	2001

	(in millions)
Depreciation	$572	$551	$562
Amortization	102	80	81
Goodwill amortization	—	—	23

Total	$674	$631	$666

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Net Property, Depreciation and Amortization — (Continued)

      At December 31, 2003, Visteon had the following minimum rental commitments under non-cancelable operating leases (in millions): 2004 — $53; 2005 — $35; 2006 — $29; 2007 — $26; 2008 — $19; thereafter — $70. Rent expense was $86 million in 2003, $90 million in 2002 and $106 million in 2001.

      Maintenance, repairs and rearrangement costs are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. Pre-production costs related to new facilities are expensed as incurred. Unbilled receivables related to tooling costs, which are not owned by Visteon and for which there is an agreement for contractual reimbursement, were about $238 million and $189 million at December 31, 2003 and 2002, respectively.

NOTE 5.	Income Taxes

      Income (loss) before income taxes, minority interests and change in accounting, excluding equity in net income of affiliated companies, was as follows:

	2003	2002	2001

	(in millions)
U.S.	$(1,170)	$(115)	$(343)
Non-U.S.	(35)	(46)	150

Total income (loss) before income taxes	$(1,205)	$(161)	$(193)

      The provision (benefit) for income taxes was calculated as follows:

	2003	2002	2001

	(in millions)
Current tax provision (benefit)
U.S. federal	$—	$(1)	$(6)
Non-U.S.	89	76	77
U.S. state and local	1	—	—

Total current	90	75	71

Deferred tax provision (benefit)
U.S. federal	(243)	(57)	(115)
Non-U.S.	208	(72)	(24)
U.S. state and local	(21)	(4)	(4)

Total deferred	(56)	(133)	(143)

Total provision (benefit)	$34	$(58)*	$(72)

*	Excludes effect of change in accounting.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Income Taxes — (Continued)

     A reconciliation of the provision (benefit) for income taxes compared with amounts at the U.S. statutory tax rate is shown below:

	2003	2002	2001

Tax provision (benefit) at U.S. statutory rate of 35%	(35)%	(35)%	(35)%
Effect of:
Tax on non-U.S. income	—	—	—
U.S. state and local income taxes	(2)	(2)	(2)
U.S. general business credits	(1)	(6)	(6)
Increase in valuation allowance	39	13	—
Other	2	(6)	6

Provision (benefit) for income taxes	3%	(36)%*	(37)%

*	Excludes effect of change in accounting.

     Deferred taxes are provided for the net effect of repatriating earnings of non-U.S. subsidiaries. Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations, as well as net operating loss, and tax credit and other carryforwards.

      The components of deferred income tax assets and liabilities at December 31 were as follows:

	December 31,

	2003	2002

	(in millions)
Deferred tax assets
Employee benefit plans	$1,181	$1,059
Capitalized research and development expenses	319	11
Net operating losses and other carryforwards	437	434
All other	375	182

Subtotal	2,312	1,686
Valuation allowance	(530)	(21)

Total deferred tax assets	1,782	1,665

Deferred tax liabilities
Depreciation and amortization	590	707
All other	332	196

Total deferred tax liabilities	922	903

Net deferred tax assets	$860	$762

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Income Taxes — (Continued)

      On its 2002 U.S. federal income tax return, Visteon capitalized certain research and development expenses, which resulted in the utilization of substantially all of its U.S. net operating loss carryforwards at December 31, 2002. Visteon intends to capitalize additional research and development expenses on its 2003 U.S. federal income tax return, resulting in no incremental U.S. net operating loss at December 31, 2003. The anticipated tax benefit of non-U.S. net operating loss carryforwards is $285 million at December 31, 2003. These losses have carryforward periods ranging from 5 years to indefinite. U.S. foreign tax credit carryforwards are $81 million at December 31, 2003. These credits will begin to expire in 2006. U.S. general business credit and other carryforwards are $71 million at December 31, 2003. These credits and other carryforwards will begin to expire in 2021.

      During 2003, Visteon recorded an additional valuation allowance of $509 million against its deferred tax assets, of which $472 million was recorded through income tax expense ($468 million as a special charge in the fourth quarter) and $37 million was recorded through other comprehensive income. As of December 31, 2003, a valuation allowance totaling $530 million has been recorded against Visteon’s deferred tax assets. Of this amount, $305 million relates to net operating loss carryforwards and other deferred tax assets in certain foreign jurisdictions, including amounts for foreign affiliates that are treated as pass-through entities for U.S. tax purposes, and $225 million relates to a portion of Visteon’s U.S. deferred tax assets, where recovery of the carryforwards or assets is unlikely.

      The valuation allowance at December 31, 2003 was determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of positive and negative evidence when measuring the need for a valuation allowance. Such assessment must be done on a jurisdiction-by-jurisdiction basis. In evaluating the recoverability of its deferred tax assets, Visteon considered all available positive and negative evidence, including past results, the existence of cumulative losses in recent years, and forecasted future taxable income. Visteon concluded that an increase to the valuation allowance against its deferred tax assets was required during 2003. The realization of the remaining net deferred tax asset at December 31, 2003, is dependent on future taxable income. Failure to achieve expected results in 2004 or beyond may require an increase in the valuation allowance against Visteon’s deferred tax assets. Such an increase would result in additional income tax expense for the applicable period. Visteon intends to maintain an appropriate valuation allowance until sufficient positive evidence exists to reduce or eliminate it.

NOTE 6.	Liabilities

Current Liabilities

      Included in accrued liabilities at December 31 were the following:

	December 31,

	2003	2002

	(in millions)
Employee benefits, including pensions	$381	$384
Salaries, wages and employer taxes	104	170
Postretirement benefits other than pensions	72	92
Other	367	375

Total accrued liabilities	$924	$1,021

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Liabilities — (Continued)

Noncurrent Liabilities

      Included in other noncurrent liabilities at December 31 were the following:

	December 31,

	2003	2002

	(in millions)
Employee benefits, including pensions	$668	$571
Minority interests in net assets of subsidiaries	156	129
Deferred income taxes	3	3
Other	681	442

Total other liabilities	$1,508	$1,145

      Other current and noncurrent liabilities include amounts related to product warranty, product recall and the exit from the North American seating operation, which is discussed further in Note 13 of our consolidated financial statements.

NOTE 7.	Employee Retirement Benefits

Employee Retirement Plans

      In the U.S., Visteon hourly employees represented by the UAW and other collective bargaining groups earn noncontributory benefits based on employee service. Visteon U.S. salaried employees earn similar noncontributory benefits as well as contributory benefits related to pay and service. In accordance with the separation agreements, Ford retained the past service obligations for those transferred salaried employees who were eligible to retire in 2000 as well as those whose combined age and years of service was at least 60 at the date of the separation from Ford. For all other transferred salaried employees, Visteon assumed the pension obligations as well as assets with a fair value at least equal to the related projected benefit obligation at the date of the separation from Ford but no less than the amount required to be transferred under applicable laws and regulations. Certain of the non-U.S. subsidiaries sponsor separate plans that provide similar types of benefits to their employees. For these non-U.S. plans, Visteon has assumed all plan benefit obligations for Visteon employees as well as assets that approximated the benefit obligations for funded plans at the separation date.

      In general, Visteon’s plans are funded with the exception of certain supplemental benefit plans for executives and a plan in Germany. Visteon’s policy for funded plans is to contribute annually, at a minimum, amounts required by applicable law, regulation or union agreement.

      Visteon-assigned Ford-UAW employees, comprising about 22,000 people (combined actives and retirees) at December 31, 2003, participate in the Ford-UAW Retirement Plan, sponsored by Ford. By agreement, Visteon compensates Ford for the pension expense incurred by Ford for Visteon-assigned employees. The amount of compensation is disclosed in the table below on the “expense for Visteon-assigned Ford-UAW and certain salaried employees” line, and is calculated by Ford on a SFAS 87 basis using Ford’s pension assumptions.

      Most U.S. salaried employees are eligible to participate in a defined contribution plan (Visteon Investment Plan) by contributing a portion of their compensation, which was partially matched by Visteon. Matching contributions were $31 million in 2001 and were suspended effective January 1, 2002.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Employee Retirement Benefits — (Continued)

Postretirement Health Care and Life Insurance Benefits

      In the U.S., Visteon has a financial obligation for the cost of providing selected health care and life insurance benefits to its employees under Visteon sponsored plans. In addition, under the terms of the Hourly Employee Assignment Agreement (the “Agreement”), Ford charges the company for a portion of the cost of such benefits that are provided by Ford to Visteon-assigned Ford-UAW employees who retire after July 1, 2000. The estimated cost for these benefits is accrued over periods of employee service on an actuarially determined basis. The amounts charged by Ford related to the Visteon-assigned Ford-UAW employees are determined by Ford’s actuaries, computed in accordance with Ford’s SFAS 106 methodologies and actuarial assumptions, and are included in the accompanying balance sheet as postretirement benefits payable to Ford.

      During the fourth quarter of 2003, the Agreement was amended and restated. Under the terms of the amended and restated agreement, Ford agreed to assume responsibility for approximately $1,646 million of amounts previously owed by Visteon to Ford for postretirement health and life insurance benefits earned by the Visteon-assigned Ford-UAW employees during the period prior to the separation. Ford agreed also to assume responsibility for future accretion on the $1,646 million amount at the appropriate SFAS 106 discount rate (6.25% at December 31, 2003). Visteon had previously recorded the $1,646 million liability in accordance with the original terms of the Agreement. Visteon continues to be responsible to Ford for changes in this liability that result from changes in actuarial assumptions, changes in salaries and Visteon early retirement incentive plans.

      In accordance with SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” Visteon has not recorded any gain or loss relating to this amendment because future accretion and contingently payable amounts with respect to the restructured obligation are expected to exceed the amount currently recorded by Visteon. The amounts ultimately due are contingent upon future health and retirement benefit costs to be charged to Visteon by Ford with respect to the Visteon-assigned Ford-UAW employees. A portion of the yearly expense charged by Ford will be offset as charged by the release of the contingently payable amount ($1,138 million at December 31, 2003) and the remainder will reduce future accretion charges over the life of the obligation ($508 million).

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Employee Retirement Benefits — (Continued)

      Under the terms of the revised Agreements with Ford, Visteon is required to fund a portion of actual costs of these benefits as incurred by Ford for the Visteon-assigned Ford-UAW employees through 2005 and certain salaried employees through 2010. In addition, Visteon has agreed to contribute funds to a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund postretirement health care and life insurance benefits to be provided by Ford related to the post-spin service of Visteon-assigned Ford-UAW hourly employees as well as many transferred salaried employees. The required VEBA funding is over a 44-year period beginning in 2006 for the Visteon-assigned Ford-UAW hourly employees, and over a 39-year period beginning in 2011 for those salaried employees. The annual funding requirement during these periods will be determined based upon amortization of the unfunded liabilities at the beginning of each period, plus amortization of annual expense. Based upon estimates of the unfunded liabilities and the related expense, the first required annual payment to the VEBA will be about $112 million (which includes about $30 million to cover benefit payments) in 2006 reduced from $535 million based on the prior agreement. In December 2000, Visteon pre-funded a portion of this obligation by contributing $25 million to a VEBA. The fair value of the VEBA assets as of December 31, 2003 was $28 million, and is included in other non-current assets in the accompanying balance sheet.

      The benefit obligation and net amount recognized in the balance sheet for the postretirement health care and life insurance benefits payable to Ford relating to participation by the Visteon-assigned Ford-UAW and certain salaried employees, at December 31, was as follows:

	December 31,

	2003	2002

	(in millions)
Obligation for benefits to Visteon-assigned Ford-UAW and salaried employees	$3,292	$2,886
Reimbursable amount assumed by Ford	(1,646)	—
Unamortized losses/other associated with the obligation	(1,202)	(1,012)
Deferred amounts:
Contingently payable	1,138	—
To reduce future accretion	508	—

Postretirement benefits payable to Ford	$2,090	$1,874

      Visteon recognizes postretirement benefit expense based on an allocation of the Ford postretirement healthcare and life insurance benefit expense for the Visteon-assigned Ford-UAW employees and certain salaried employees. The assumptions used by Ford to measure its obligation and expense for those benefits are as follows as of December 31:

	2003	2002

Discount rate	6.25%	6.75%
Initial health care cost trend rate	9.00%	11.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2010	2008

      Effective January 1, 2002, the company revised the eligibility requirement for retiree health insurance coverage for most U.S. employees to 10 years of service after attaining the age of 45. Effective January 1, 2004, eligibility requirements for the remaining U.S. employees were also revised to 10 years of service after attaining the age of 45.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Employee Retirement Benefits — (Continued)

      Visteon’s expense for retirement benefits was as follows:

	Retirement Plans

							Health Care and Life
	U.S. Plans			Non-U.S. Plans			Insurance Benefits

	2003	2002	2001	2003	2002	2001	2003	2002	2001

	(in millions, except percentages)
Costs Recognized in Income
Service cost	$53	$47	$45	$32	$27	$19	$26	$28	$28
Interest cost	59	55	50	52	40	34	44	56	53
Expected return on plan assets	(56)	(64)	(64)	(54)	(48)	(49)	—	—	—
Amortization of:
Transition (asset) obligation	—	—	(4)	1	1	—	—	—	—
Plan amendments	10	8	8	10	6	6	(7)	(14)	(1)
(Gains) losses and other	—	(2)	(3)	1	(4)	(8)	11	5	2
Special termination benefits	2	30	52	15	4	1	4	15	19
Curtailments	—	—	(3)	—	45	1	—	1	—
Settlements	1	—	—	2	—	—	—	—	—
Expense for Visteon-assigned Ford-UAW and certain salaried employees	172	62	58	—	—	—	323	224	181

Net pension/postretirement expense	$241	$136	$139	$59	$71	$4	$401	$315	$282

Assumptions — cost
Discount rate for expense	6.75%	7.50%	7.75%	5.75%	6.00%	6.25%	6.75%	7.25%	7.50%
Assumed long-term rate of return on assets	9.00%	9.50%	9.50%	8.25%	9.00%	10.00%	6.00%	6.00%	6.00%
Initial health care cost trend rate	—	—	—	—	—	—	11.00%	9.45%	8.97%
Ultimate health care cost trend rate	—	—	—	—	—	—	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	—	—	—	—	—	—	2008	2008	2008

      Increasing the assumed health care cost trend rates by one percentage point is estimated to increase the Visteon plans’ aggregate service and interest cost components of Visteon’s net postretirement benefit expense for 2003 by about $20 million ($42 million for Ford plans) and the accumulated postretirement benefit obligation at December 31, 2003 by about $139 million. A decrease of one percentage point would reduce service and interest costs by $16 million ($34 million for Ford plans) and decrease the December 31, 2003 obligation by about $113 million.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Employee Retirement Benefits — (Continued)

      The status of these plans as of their most recent measurement dates was as follows:

	Retirement Plans
					Health Care and
					Life Insurance
	U.S. Plans		Non-U.S. Plans		Benefits

	2003	2002	2003	2002	2003	2002

	(in millions, except percentages)
Change in Benefit Obligation
Benefit obligation — beginning	$851	$703	$866	$641	$651	$528
Service cost	53	47	32	27	26	18
Interest cost	59	55	52	40	44	35
Amendments/other	8	28	19	37	(90)	(58)
Actuarial loss	89	52	39	31	291	157
Special termination benefits	33	—	15	4	—	—
Curtailment	—	—	(12)	28	—	(4)
Settlements	(1)	—	1	—	—	—
Foreign exchange translation	—	—	150	70	1	—
Benefits paid	(39)	(34)	(39)	(12)	(25)	(25)

Benefit obligation — ending	$1,053	$851	$1,123	$866	$898	$651

Change in Plan Assets
Plan assets — beginning	$562	$595	$451	$422	$—	$—
Actual return on plan assets	107	(27)	49	(61)	—	—
Sponsor contributions	37	22	76	47	24	25
Participant contributions	8	8	15	10	1	—
Foreign exchange translation	—	—	83	33	—	—
Benefits paid/other	(43)	(36)	(39)	—	(25)	(25)

Plan assets — ending	$671	$562	$635	$451	$—	$—

Funded Status of the Plans
Plan assets in excess of (less than) benefit obligations	$(382)	$(289)	$(488)	$(415)	$(898)	$(651)
Contributions between measurement and end of fiscal year	6	—	23	25	14	7
Unrecognized:
Net (gains) losses	153	112	274	205	478	197
Prior service cost/other	59	69	115	111	(135)	(54)

Net amount recognized	$(164)	$(108)	$(76)	$(74)	$(541)	$(501)

Amount Recognized in Balance Sheet
Prepaid assets	$—	$1	$18	$15	$—	$—
Accrued liabilities	(315)	(257)	(270)	(194)	(541)	(501)
Intangible assets	54	62	83	81	—	—
Deferred income taxes	30	32	2	9	—	—
Accumulated other comprehensive income	67	54	91	15	—	—

Net amount recognized	$(164)	$(108)	$(76)	$(74)	$(541)	$(501)

Assumptions — Benefit Obligations
Discount rate	6.10%	6.75%	5.60%	5.75%	6.10%	6.75%
Expected rate of return on assets	9.00%	9.00%	7.70%	8.25%	—	—
Rate of increase in compensation	4.00%	4.00%	3.70%	3.75%	—	—
Initial health care cost trend rate	—	—	—	—	11.00%	10.44%
Ultimate health care cost trend rate	—	—	—	—	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	—	—	—	—	2010	2008
Measurement date	9/30	9/30	9/30	9/30	9/30	9/30

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Employee Retirement Benefits — (Continued)

      The accumulated benefit obligation for all defined benefit pension plans was $1,821 million and $1,392 million at the 2003 and 2002 measurement dates.

      The increase in minimum pension liability included in other comprehensive income for the years ended December 31, 2003 and 2002 was $89 million and $67 million, respectively.

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for employee retirement plans with accumulated benefit obligations in excess of plan assets were $1,944 million, $1,670 million and $1,117 million, respectively, for 2003 and $1,538 million, $1,279 million and $870 million, respectively, for 2002.

      The change in the U.S. discount rate from 6.75% to 6.10% for the year ended December 31, 2003 resulted in an increase of $103 million and $82 million to the U.S. pension benefit obligation and health care and life insurance benefit obligation, respectively, which are included in the 2003 actuarial losses in the table above.

U.S. Plan Assets and Investment Strategy

      Visteon’s U.S. retirement plan asset allocation at September 30, 2003 and 2002 and target allocation for 2004 are as follows:

		Percentage of
	Target	Plan Assets
	Allocation
	2004	2003	2002

Equity securities	70%	69%	54%
Debt securities	30	31	46

Total	100%	100%	100%

      The plan’s expected long-term rate of return on plan assets of 9.0% is primarily based on historical returns of similarly diversified portfolios. In addition, third-party data regarding expected asset class returns and inflation has been considered.

      Investment management responsibilities of plan assets are delegated to registered investment advisers and overseen by an investment committee comprised of members of Visteon’s senior management. Written investment management agreements and the Visteon U.S. Pension Plan Investment Policy Statement set forth the goals, policies and investment management strategies of the plan with regard to permissible investments, risk management practices and the use of derivative securities. Compliance with these provisions is verified at least quarterly.

      Given the relatively long duration of the plan’s obligations, the plan’s investment strategy is to improve the funded status of the plan over time based on a target asset allocation of 70% equity securities. Asset allocation across equity and debt securities is maintained within a +/-5% range of the target asset allocation. In addition, the plan’s diversification across investment managers is subject to +/-5% tolerance versus the manager mix specified by the plan’s investment policies. Periodic contributions are directed in order to move actual asset balances toward targets. In circumstances where market conditions cause asset allocation or manager diversification to deviate out of tolerance, assets are rebalanced into compliance within 30 days of occurrence.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Employee Retirement Benefits — (Continued)

      The plan’s investment managers invest in debt and equity securities of domestic and international entities based upon each manager’s investment mandate. The selection of specific securities is at the discretion of the investment manager and is subject to restrictions of the plan’s investment policies. Investment in alternative asset classes as well as in debt and equity securities related to Visteon or any of its affiliates is prohibited. Derivative securities may be used by investment managers as efficient substitutes for traditional securities, to reduce portfolio risks, or to hedge identifiable economic exposures. The use of derivative securities to create economic leverage to engage in unrelated speculation is expressly prohibited.

U.S. Contributions

      During 2004, Visteon’s expected contributions to U.S. retirement plans and postretirement health care and life insurance plans are $193 million and $72 million, respectively, including payments to Ford of $115 million and $38 million, respectively.

Medicare Legislation

      The impact of the Medicare Drug, Improvement, and Modernization Act of 2003 (the “Act”), has not been reflected in Visteon’s accounting for postretirement healthcare benefits or in disclosures above as the Act was signed into law subsequent to our measurement date of September 30, 2003.

NOTE 8. Debt

      Debt at December 31 was as follows:

		Weighted
		Average
	Maturity	Interest Rate		Book Value

		2003	2002	2003	2002

				(in millions)
Debt payable within one year
Commercial paper		2.0%	1.7%	$81	$166
Other — short-term		3.1%	5.4%	234	166
Current portion of long-term debt		2.6%	5.8%	36	61

Total debt payable within one year				351	393

Long-term debt
Unsecured debt securities	2005-2010	6.0%	6.4%	1,234	1,239
Other	2005-2025	2.4%	7.3%	233	59

Total long-term debt				1,467	1,298

Total debt				$1,818	$1,691

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 8. Debt — (Continued)

      On August 3, 2000, Visteon completed a public offering of unsecured fixed rate term debt securities totaling $1.2 billion with maturities of five years and ten years. The offering included $500 million of securities maturing on August 1, 2005, and $700 million of securities maturing on August 1, 2010. The five and ten year securities were issued at a slight discount to the stated rates of interest of 7.95% and 8.25%, respectively. Interest rate swaps have been entered into for a portion of the unsecured term debt securities maturing on August 1, 2005, and a portion of the debt securities maturing on August 1, 2010. These swaps effectively convert the securities from fixed interest rate to variable interest rate instruments, as further described in Note 12 of our consolidated financial statements. The weighted average interest rates as presented include the effects of interest rate swaps. Interest is payable semi-annually on February 1 and August 1. The unsecured term debt securities agreement contains certain restrictions including, among others, a limitation relating to liens and sale lease-back transactions, as defined in the agreement. In the opinion of management, Visteon was in compliance with all of these restrictions.

      Under Visteon’s commercial paper program, $81 million and $166 million was outstanding at December 31, 2003 and 2002, respectively, with a weighted average remaining maturity of 16 and 12 days at December 31, 2003 and 2002, respectively.

      Visteon maintains a trade payables program through General Electric Capital Corporation (“GECC”), subject to periodic review, that provides financial flexibility to Visteon and its suppliers. When a supplier participates in the program, GECC pays the supplier the amount due from Visteon in advance of the original due date. In exchange for the earlier payment, our suppliers accept a discounted payment. Visteon pays GECC the full amount. Approximately $100 million and $45 million, classified as short-term debt, was outstanding to GECC under this program at December 31, 2003 and 2002, respectively. As part of this same program with GECC, Visteon is allowed to defer payment to GECC for a period of up to 30 days. At December 31, 2003, Visteon had not exercised the deferral option of the program.

      On April 2, 2002, Visteon and Visteon Capital Trust I (the “trust”) filed a shelf registration statement with the Securities and Exchange Commission to register $800 million in securities. Under this shelf process, in one or more offerings, Visteon may sell notes, preferred stock, common stock, depository shares, warrants, stock purchase contracts and stock purchase units; and the trust may sell trust preferred securities representing undivided beneficial interests in the trust. This shelf registration statement replaces the prior shelf registration statement filed on June 23, 2000. The registration statement became effective on April 12, 2002. Each time Visteon sells securities under this shelf registration statement, a prospectus supplement will be provided that will contain specific information about the terms of that offering. Except as may otherwise be determined at the time of sale, the net proceeds would be used for general corporate purposes.

      Visteon has financing arrangements with a syndicate of third-party lenders that provide contractually committed, unsecured revolving credit facilities (the “Credit Facilities”). Our 364-day revolving credit facility, in the amount of $555 million, expires in June 2004. In addition to our 364-day revolving facility, we continue to have a revolving credit facility in the amount of $775 million that expires in June 2007. The Credit Facilities also provide for a delayed draw term loan in the amount of $250 million, expiring in 2007, which will be used primarily to finance new construction for facilities consolidation in Southeast Michigan. Borrowings under the Credit Facilities bear interest based on a variable rate interest option selected at the time of borrowing. The Credit Facilities contain certain affirmative and negative covenants including a covenant not to exceed a certain leverage ratio.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 8. Debt — (Continued)

      As of December 31, 2003, Visteon has made draws totaling $104 million against the delayed draw term loan. As of December 31, 2003, there were no amounts outstanding under either of the revolving credit facilities and there were $44 million of obligations under standby letters of credit under the June 2007 facility.

      Visteon has additional debt arrangements with respect to a number of its non-U.S. operations, a portion of which are payable in non-U.S. currencies.

      We have guaranteed about $24 million of borrowings held by unconsolidated joint ventures and have extended loans of about $3 million to unconsolidated joint ventures as of December 31, 2003. In addition, we have guaranteed Tier 2 suppliers’ debt and lease obligations of about $16 million, at December 31, 2003, to ensure the continued supply of essential parts.

      Debt at December 31, 2003, included maturities as follows (in millions): 2004 — $351; 2005 — $538; 2006 — $27; 2007 — $117; 2008 — $0; thereafter — $785.

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

      The Visteon Corporation 2000 Incentive Plan (“Incentive Plan”), which is administered by the Compensation Committee of the Board of Directors, provides for the grant of incentive and nonqualified stock options, stock appreciation rights, performance stock rights and stock and various other rights based on stock. The Visteon Corporation Employees Equity Incentive Plan (“EEIP”), which is administered by an Administrator appointed by the Board of Directors, provides for the grant of nonqualified stock options, stock appreciation rights, performance stock rights and stock, and various other rights based on stock. The Visteon Corporation Restricted Stock Plan for Non-Employee Directors provides for the grant of restricted stock to non-employee directors. The total number of shares of common stock subject to awards under the Incentive Plan and EEIP is 13 million and 6.5 million shares of common stock, respectively. At December 31, 2003, there were about 100,000 and 370,000 shares of common stock available for grant under the Incentive Plan and EEIP, respectively. All plans have been approved by shareholders.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 9. Capital Stock and Stock Award Plans — (Continued)

      Effective at the date of spin-off and subject to shareholder approval, Visteon granted under the Incentive Plan to some employees about 2 million stock options with an exercise price equal to the average of the highest and lowest prices at which Visteon common stock was traded on the New York Stock Exchange on that date. Shareholder approval was obtained in May 2001 for the grant of these stock options. The difference between the exercise price and the average price of Visteon common stock on the date of shareholder approval will be recognized as compensation expense over the vesting period. Stock option compensation expense before taxes, including the effect of expensing the fair value of stock-based awards granted to employees pursuant to SFAS 123 discussed further in Note 2 of our consolidated financial statements, was $5 million, $3 million and $4 million in 2003, 2002 and 2001, respectively.

      Information concerning stock options is as follows:

		Weighted Average
	Shares	Exercise Price

	(in thousands)
Outstanding at December 31, 2000	—	$—
Granted	5,193	15.60
Exercised	(172)	13.09
Terminated	(89)	15.08

Outstanding at December 31, 2001	4,932	$15.74
Granted	3,491	13.45
Exercised	(24)	11.96
Terminated	(494)	15.10

Outstanding at December 31, 2002	7,905	$14.78
Granted	6,226	6.62
Terminated	(489)	11.41

Outstanding at December 31, 2003	13,642	$11.22
Less: Outstanding but not exercisable at December 31, 2003	9,049

Exercisable at December 31, 2003	4,593	$14.89

      The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

	(in thousands)	(in years)		(in thousands)
$ 5.00 - $ 7.00	5,942	9.13	$6.62	—	$—
7.01 - 12.00	79	8.84	7.87	28	7.98
12.01 - 17.00	5,009	7.57	13.43	2,824	13.32
17.01 - 22.00	2,612	7.36	17.53	1,741	17.53

	13,642			4,593

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 9. Capital Stock and Stock Award Plans — (Continued)

      Under the Incentive Plan, Visteon has granted restricted stock awards to certain employees. Restricted stock awards vest after a designated period of time, which is generally three to five years, or upon the achievement of applicable performance goals at the completion of a performance period, which is generally three years. Performance goals are related to return on equity and quality measures. Compensation expense related to performance-based restricted stock awards is recognized over the performance period based upon an estimate of the likelihood of achieving the performance goals and also reflects changes in the price of Visteon common stock. Restricted stock awards issued to Visteon’s Board of Directors vest on the third anniversary of the date of the grant. Restricted stock compensation expense before taxes was $9 million, $3 million and $9 million in 2003, 2002 and 2001, respectively.

      Information concerning restricted stock awards is as follows:

		Weighted
	Shares	Average Price

	(in thousands)
Outstanding at December 31, 2000	—	$—
Granted	1,892	17.39
Lapsed	(65)	17.46
Terminated	(178)	17.46

Outstanding at December 31, 2001	1,649	$17.38
Granted	1,345	13.20
Lapsed	(79)	17.46
Terminated	(201)	16.26

Outstanding at December 31, 2002	2,714	$15.39
Granted	2,567	6.62
Lapsed	(26)	17.46
Terminated	(234)	9.10

Outstanding at December 31, 2003	5,021	$11.20

NOTE 10.	Litigation and Claims

      Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against Visteon, including those arising out of alleged defects in Visteon’s products; governmental regulations relating to safety; employment-related matters; customer, supplier and other contractual relationships; intellectual property rights; product warranties; product recalls; and environmental matters. Some of the foregoing matters involve or may involve compensatory, punitive or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief which, if granted, would require very large expenditures.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Litigation and Claims — (Continued)

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by Visteon for matters discussed in the foregoing paragraph where losses are deemed probable; these reserves are adjusted periodically to reflect estimates of ultimate probable outcomes. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which reserves have not been established could be decided unfavorably to Visteon and could require Visteon to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at December 31, 2003. Visteon does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on our financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 11.	Arrangements with Ford and its Affiliates

      Revenues from Ford and its affiliates approximated 76% in 2003, 80% in 2002 and 82% in 2001 of total sales.

      Visteon and Ford have entered into a series of agreements outlining the terms of the separation and the relationship between Visteon and Ford on an ongoing basis. In December 2003, Visteon and Ford entered into a series of agreements that modify or replace several of the agreements. The following summary of certain of these agreements is qualified in all respects by the actual terms of the respective agreements.

Master Transfer Agreement

      The master transfer agreement, effective as of April 1, 2000, and other related agreements, provided for Ford to transfer to Visteon and/or its subsidiaries, all assets used exclusively by Visteon, including but not limited to real property interests, personal property and ownership interests in subsidiaries and joint ventures. In addition, Visteon and Ford agreed to a division of liabilities relating to the assets contributed and the Visteon business, including liabilities related to product liability, warranty, recall, environmental, intellectual property claims and other general litigation claims. Specifically, Visteon and Ford agreed on a division of responsibility for product liability, warranty and recall matters as follows: (a) Ford will retain liability for all product liability, warranty or recall claims that involve parts made or sold by Visteon for 1996 or earlier model year Ford vehicles; (b) Visteon is liable for all product liability, warranty or recall claims that involve parts made or sold by Visteon for 1997 or later model year Ford vehicles in accordance with Ford’s global standard purchase order terms as applied to other Tier 1 suppliers; and (c) Visteon has assumed all responsibility for product liability, warranty or recall claims relating to parts made or sold by Visteon to any non-Ford customers.

      Also, Visteon and Ford agreed on a division of responsibility for liabilities associated with claims that Visteon’s products infringe or otherwise violate the intellectual property interests of others as follows: (a) Ford will retain liability for such claims related to Visteon’s products sold or supplied to Ford or its subsidiaries on or prior to July 31, 1999; (b) Visteon has assumed liability for such claims related to Visteon’s products sold or supplied to Ford or its subsidiaries after July 31, 1999 to the same extent as other Tier 1 suppliers would be liable if they had supplied such parts, components or systems to Ford; and (c) Visteon has assumed liability for such claims related to Visteon’s products sold to third parties at any time.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Arrangements with Ford and its Affiliates — (Continued)

Supply Agreement and Pricing Letter Agreement

      The supply agreement entered into in connection with Visteon’s separation from Ford provided that Visteon’s existing purchase orders with Ford as of January 1, 2000 would generally remain in effect at least through the end of 2003, subject to Ford’s right to terminate any particular purchase order for quality or other reasons. The pricing letter also required productivity price adjustment in each of 2000, 2001, 2002 and 2003 to reflect competitive price reductions obtained each year by Ford from its other Tier 1 suppliers, and provided, until May 31, 2003, Visteon the right of last refusal to meet competitive terms, including price, technology, service and design, on replacement products that (1) we produce in North America, Europe and Mexico (for Mexican production intended for export to the U.S. only) and (2) we supplied to Ford on January 1, 2000. Although the right of last refusal did not apply to Ford’s Volvo or Jaguar brand vehicles or to Mazda Motor Corporation’s vehicles, Ford had agreed to use reasonable efforts to provide us with similar opportunities to bid for business with respect to these vehicles.

      During the fourth quarter 2003, Visteon and Ford terminated the original purchase and supply agreement and related pricing letter agreement that were entered into at or around the time of the separation and entered into a new purchase and supply agreement, dated as of December 19, 2003. This agreement governs general commercial matters relating to the supply of components in North America by Visteon to Ford, primarily relating to sourcing and pricing obligations.

      Visteon and Ford have agreed to continue to honor the terms and conditions of all existing agreements regarding the purchase and sale of currently sourced components. In addition, Ford has agreed to include Visteon on its list of suppliers receiving requests for quotations, design competitions and advanced technology development activities with respect to the sourcing of new business unless “good cause” or “other good business reasons” (each as defined in the agreement) exist to exclude Visteon. If Visteon is excluded from the list of suppliers receiving a request for quote for certain replacement new business because of other good business reasons, then Ford will compensate Visteon on account of such exclusion based on lost profits due to the discontinued sourcing of such components, as calculated in accordance with terms of the agreement. Where Visteon has been asked to quote on new business, consistent with commitments made to the UAW and Visteon to “look to Visteon first,” such new business will be awarded to Visteon if Visteon’s quote is “competitive” (as defined in the agreement). Also, as a condition to sourcing Visteon with respect to most new components, Visteon must develop a competitive gap closure plan that identifies opportunities to reduce prices on the same or similar components currently sourced to Visteon to competitive levels, which plans are not intended to reduce Visteon’s margins. Otherwise, Ford will treat Visteon in the same manner as it treats its other Tier 1 suppliers with respect to Ford’s general sourcing policies and practices relating to new business, including new purchasing and sourcing initiatives.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Arrangements with Ford and its Affiliates — (Continued)

      Ford may terminate or not renew its purchase obligations relating to a given component (each, a “Purchase Order”) in accordance with the terms of such Purchase Order, on account of “excusable delay” (as defined in the agreement), program cancellation, for good cause or for other good business reasons. If a Purchase Order is terminated or not renewed for good cause, then there will be no adjustment to the productivity price down percentages. If during the term of any Purchase Order, Ford elects to terminate or not renew a Purchase Order for other good business reasons, then Ford will compensate Visteon based on lost profits due to the discontinued sourcing of such components, as calculated in accordance with terms of the agreement. If during the term of any Purchase Order, Ford elects to terminate or not renew a Purchase Order because of program cancellation or excusable delay, then the terms of the applicable Purchase Order will govern the right to notification, remediation and compensation, if any.

      Furthermore, Visteon has agreed to pay Ford $150 million in lieu of additional productivity price reductions on components supplied by Visteon in North America during 2003, which amount is to be paid in three equal installments commencing no later than December 31, 2003 and ending on or before March 1, 2004. Visteon also will provide specified productivity price reductions for all components supplied to Ford beginning January 1, 2004 and on each January 1 thereafter through 2007. Visteon and Ford have also agreed to negotiate in good faith price changes on supplied components resulting from design changes to such components.

      During the period from January 1, 2004 through December 31, 2007, Ford has agreed to pay to Visteon an amount based on the cost differential between wages paid to Ford-UAW workers, at efficient manning levels, and workers at Tier 1 suppliers, with respect to new business sourced to Visteon at plants covered by the Ford-UAW master collective bargaining agreement. Through December 31, 2007, Ford agrees to reimburse Visteon for wages relating to Ford-UAW workers assigned to Visteon who are placed in the Guaranteed Employment Number program, as set forth in the Ford-UAW master collective bargaining agreement, as a result of Ford’s decision to exclude Visteon from the list of suppliers receiving a request for quote on new business or terminate or not renew a Purchase Order because of other good business reasons.

      Finally, Ford has agreed to reimburse Visteon for up to one-half of any capital investment spending on production facilities and equipment made by Visteon during the period from January 1, 2004 through December 31, 2007 to the extent related to the production of certain uncompetitive commodities for Ford. Because this reimbursement is calculated on the basis that the capital investment will be amortized over a period of seven years utilizing the production volumes of the applicable components, Visteon may not be reimbursed the full amount in the event that the sourcing program were cancelled or modified by Ford during such period. Ford has also agreed to accelerate the payment terms for certain payables to Visteon through 2006.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Arrangements with Ford and its Affiliates — (Continued)

Master Separation Agreement

      Ford has provided a number of transitional services to Visteon pursuant to the master separation agreement and related arrangements, including information technology, human resources, accounting, customs, product development technology and real estate services. Visteon agreed to pay Ford amounts which reflected its fully accounted cost for these services, including a reasonable allocation of internal overhead costs, as well as any direct costs incurred from outside suppliers. Except for certain information technology services, Ford’s obligation to provide these services pursuant to the master separation agreement expired in June 2002. Assessments for these services totaled approximately $136 million in 2001 and $52 million for the first half of 2002. Visteon and Ford have subsequently entered into new arrangements covering some of these services.

      Further, during 2003, Visteon began the process of creating a separate IT environment, including the separation of certain of Ford’s IT systems that had been utilized by Visteon. During December 2003, Visteon and Ford agreed on matters designed to facilitate the separation process, including the provision by Ford of certain limited information technology support services, and for Ford to share a portion (up to $100 million) of the cost associated with such process, of which $74 million was recognized by Visteon in the fourth quarter of 2003 through a reduction in selling, administrative and other expenses and capital expenditures. The parties have agreed also to the mutual release of all claims related to IT activities since the separation.

Hourly Employee Assignment Agreement

      The hourly employee assignment agreement, as amended and restated as of December 19, 2003, sets forth a number of rights and obligations with respect to the United States hourly employees of Ford who are covered by Ford-UAW master collective bargaining agreements and are assigned to work for Visteon. Under this agreement, Visteon exercises day-to-day supervision over the covered individuals and reimburses Ford for the wage, benefit and other costs incurred by Ford related to these individuals. This includes amounts for profit sharing based on Ford’s profits, which is capped at $2,040 per worker. This cap excludes amounts that may be payable on account of employer payroll taxes or the portion of any profit sharing payment that may be attributable to Visteon’s profits. About $4 million of profit sharing expense was recognized in each of 2003 and 2002; and no profit sharing expense was recognized in 2001.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Arrangements with Ford and its Affiliates — (Continued)

      The hourly employee assignment agreement also provides that at December 31, 2003 Visteon’s obligation to reimburse Ford for the Other Post Employment Benefits (“OPEB”) SFAS 106 liability (the “OPEB Liability”) related to pre-separation service of Ford hourly employees assigned to work at Visteon has been significantly reduced, and that the time period for funding Visteon’s post-separation OPEB Liability to Ford for hourly employees assigned to work at Visteon be extended from 2020 to December 31, 2049, which is discussed further in Note 7 of our consolidated financial statements. Visteon has agreed to transfer assets and obligations relating to the pensions and other benefits for those hourly employees of Visteon who become hourly employees of Ford as of December 22, 2003. Finally, the agreement provides for an agreed upon method for the transfer of benefit obligations for Visteon-assigned Ford-UAW employees who return to Ford after service at Visteon.

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

      The fair value of debt was $1,781 million at December 31, 2003, based on quoted market prices or current rates for similar debt with the same remaining maturities, compared with book value of $1,818 million. The fair value of debt approximated $1,698 million at December 31, 2002. The notional amount of interest rate swaps was $540 million and $790 million, respectively, at December 31, 2003 and 2002. The fair market value of the interest rate swaps was an asset of $15 million and $39 million at December 31, 2003 and 2002, respectively, with an offsetting amount recorded in long-term debt.

      The fair value of foreign currency instruments was estimated using current market rates provided by outside quotation services. The notional amount of foreign currency instruments in equivalent U.S. dollars was $1,107 million and $1,007 million at December 31, 2003 and 2002, respectively. The notional amount represents the contract amount, not the amount at risk. The fair value of Visteon’s foreign currency instruments was a liability of $10 million and $36 million at December 31, 2003 and 2002, respectively.

      The notional amount of commodity derivatives was $54 million and $29 million at December 31, 2003 and 2002, respectively. The fair market value of commodity derivatives was an asset of $11 million and $7 million at December 31, 2003 and 2002, respectively.

      Total realized and unrealized gains and losses on derivatives, net of tax, as a component of accumulated other comprehensive income increased stockholders’ equity by $8 million and reduced stockholders’ equity by $8 million at December 31, 2003 and 2002, respectively. It is anticipated that approximately $8 million of deferred net gains, net of tax, will be reclassified from accumulated other comprehensive income to earnings over the next 12 months as the anticipated underlying transactions occur.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Financial Instruments — (Continued)

Concentration of Credit Risk

      Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose us to counterparty credit risk for non-performance. Our counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet our requirement of high credit standing. Our counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. We manage our credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty, and through monitoring counterparty credit risks. Our concentration of credit risk related to derivative contracts at December 31, 2003, was not significant.

      With the exception of accounts receivable from Ford and its affiliates, Visteon has no significant concentration of credit risk with any individual customer. Management periodically performs credit evaluations of its customers and generally does not require collateral.

NOTE 13.	Special Charges

2003 Actions

      Visteon recorded pre-tax special charges of $749 million and after-tax special charges of $947 million, with $729 million in costs of sales and $20 million in selling, administrative and other expenses, as summarized below:

	2003

	Pre-tax	After-tax

	(in millions)
Restructuring and other charges:
2003 actions	$134	$86
Adjustments to prior year’s expenses	(9)	(6)

Total restructuring and other charges	125	80
Loss related to fourth quarter asset impairment charges	407	260
Loss related to seating operations*	217	139
Deferred tax valuation allowance (Note 5)	—	468

Total special charges	$749	$947

*	2003 amounts include $18 million related operating losses from the North American seating operation between the effective date of the exit agreements (April 1, 2003) and the date the agreements were finalized (June 23, 2003).

Restructuring and Other Charges

      In the fourth quarter of 2003, Visteon recorded pre-tax charges of $43 million comprised of $14 million related to an involuntary program to separate about 110 U.S. salaried employees, $7 million related to a program started in the second quarter of 2003 to involuntary separate hourly employees located in Germany, $8 million related to the involuntary separation of about 44 salaried employees in Germany, $6 million related to the separation of about 100 hourly employees located at Visteon’s plants in Europe through a continuation of special voluntary retirement and separation program started in 2002 and $8 million related to other minor actions. The separation of the 110 U.S. salaried employees will take place at various times in 2004; all other actions were substantially completed during the fourth quarter of 2003.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Special Charges — (Continued)

      In the third quarter of 2003, Visteon recorded pre-tax charges of $11 million comprised of $7 million related to a program started in the second quarter of 2003 to involuntarily separate hourly employees located in Germany, $1 million related to the separation of about 13 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002 and $3 million related to other minor actions.

      In the second quarter of 2003, Visteon recorded pre-tax charges of $49 million, comprised of $42 million related to the involuntary separation of 675 hourly employees located in Germany, $3 million related to the separation of about 93 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002 and $4 million related to other minor actions.

      In the first quarter of 2003, Visteon recorded pre-tax charges of $31 million which includes $27 million related to the involuntary separation of about 135 U.S. salaried employees, the separation of about 35 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002 and the elimination of about 120 manufacturing positions in Mexico and other minor actions. Included in the $31 million pre-tax charge are $4 million of non-cash charges related to the write-down of a group of coiled spring and stamping equipment at our Monroe, Michigan, plant for which production activities were discontinued and the future undiscounted cash flows are less than the carrying value of these fixed assets held for use. Visteon measured the impairment loss by comparing the carrying value of these fixed assets to the expected proceeds from disposal of the assets after completion of remaining production commitments.

      In addition, accrued restructuring liabilities relating to prior year’s restructuring actions of $9 million were credited to costs of sales in the third quarter of 2003, primarily as a result of reduced costs to complete the closure of the Markham, Ontario facility and the related employee separations.

Asset Impairment Charge

      During the fourth quarter of 2003, the Automotive Operations recorded a pre-tax, non-cash impairment write-down of $407 million ($260 million after-tax) in costs of sales to reduce the net book value of certain long-lived assets. This write-down was based on an assessment by product line asset group, completed in the fourth quarter of 2003, of the recoverability of our long-lived assets in light of the challenging environment in which we operate and as part of our business planning process for 2004 and beyond. This assessment included considering the substantial change in the production levels of Visteon’s major customers and the related impact on our future operating projections, as well as the anticipated impact of the recently completed Ford agreements. Assets are considered impaired if the book value is greater than the undiscounted cash flows expected from the use of the asset. As a result of this analysis the assets of six product groupings were impaired: bumpers, fuel tanks, starters and alternators, steering columns, suspension systems, and wiper/ washer. The write-down was approximately $300 million in North America and $100 million in Europe and was determined on a “held for use” basis. Fair values were determined primarily based on prices for similar groups of assets determined by a third-party valuation firm.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Special Charges — (Continued)

Seating Operations

      During the second quarter of 2003, Visteon finalized an agreement with Ford to transfer seat production located in Chesterfield, Michigan, to another supplier. As part of this agreement, about 1,470 Visteon-assigned Ford-UAW employees working at the Chesterfield, Michigan, facility transferred to Ford, and Visteon agreed to be responsible to reimburse Ford for the actual net costs of transferring seating production through June 2004, including costs related to Ford hourly employee voluntary retirement and separation programs that Ford is expected to implement, offset by certain cost savings expected to be realized by Ford. In addition, Visteon and the new supplier entered into a transitional services agreement under which Visteon would be reimbursed for certain engineering and other services.

      Included in costs of sales and our operating results for 2003 is $217 million related to the seating operations consisting of:

•	$114 million of payments to be made to Ford for the estimated costs of separating approximately 650 hourly Ford-UAW employees under Ford employee retirement and separation programs expected to be implemented by Ford during the transition process;

•	$60 million of net other contractually-committed cost payments to be made to Ford;

•	$25 million non-cash charge related to certain seating-related fixed assets, for which production activities will be discontinued and the future undiscounted cash flows are less than the carrying value of these fixed assets held for use. Visteon measured the impairment loss by comparing the carrying value of these fixed assets to the expected proceeds from disposal of the assets after completion of remaining production commitments.

•	$18 million related to operating losses incurred between the effective date of the agreements (April 1, 2003) and the date the agreements were finalized (June 23, 2003).

      Based upon the terms in the agreement related to the $174 million of payments to Ford, Visteon paid Ford about $30 million in 2003. Visteon expects to pay about $76 million during 2004. The remaining payments of about $68 million are related to the separation program costs expected to be paid annually in equal installments over ten years with interest. The ultimate costs and cash payments related to this agreement depend on several factors including the actual net costs incurred during the seating production transition phase that is expected to conclude by June 2004. The most critical factors that impact this are the ultimate actual costs incurred related to the relocation, re-deployment and/or employment termination of the 1,470 Visteon-assigned Ford-UAW employees and the savings achieved by Ford (as defined in the agreement) resulting from resourcing production that will serve as an offset to the transition costs.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Special Charges — (Continued)

      The original Hourly Employee Assignment Agreement between Visteon and Ford, entered into in connection with our separation from Ford, provided a mechanism for determining a cash settlement amount for postretirement health and life insurance benefits associated with Visteon-assigned Ford-UAW employees that transfer to Ford. Under this original agreement, Ford would assume the retiree health and life benefits for such employees and Visteon would reimburse Ford an amount equal to the SFAS 106 actuarially determined accumulated projected benefit obligation that was transferred to Ford. The agreement also provided that if the reimbursement related to such transfers exceeds $10 million per year, then Visteon has the option to pay $10 million in the first year and pay the balance in succeeding years in annual installments of at least $5 million until the obligation is satisfied, with outstanding amounts bearing interest based on a variable rate equal to the 90-day Treasury Bill rate. During the second quarter of 2003, Visteon reclassified approximately $148 million in postretirement benefits payable to Ford as an accrued liability based on the estimated SFAS 106 actuarially determined accumulated projected benefit obligation associated with the 1,470 Visteon-assigned Ford-UAW employees working at the Chesterfield, Michigan facility that were transferred to Ford. This amount will be adjusted in the future based upon final actuarial valuation results. At December 31, 2003, about $138 million of this obligation is classified in the line “Other Liabilities” on the Consolidated Balance Sheet with the remainder in current accrued liabilities.

2002 Actions

      Visteon recorded pre-tax special charges of $223 million and after-tax special charges of $407 million, with $200 million in costs of sales and $23 million in selling, administrative and other expenses, as summarized below:

	2002

	Pre-tax	After-tax

	(in millions)
Restructuring and other charges:
2002 actions*	$209	$134
Adjustments to prior year’s expenses	(12)	(8)

Total restructuring and other charges	197	126
Loss related to sale of restraint electronics business	26	16
Change in accounting, net of tax (Note 14)	—	265

Total special charges	$223	$407

*	2002 amount includes $5 million related to the write-down of inventory.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Special Charges — (Continued)

     In the first quarter of 2002, Visteon recorded pre-tax charges of $95 million related to the separation of 820 employees at Markham, Ontario, as a result of Visteon’s decision to move nearly all of the non-restraint electronics business to facilities in Mexico, the elimination of about 215 engineering positions in the United States to reduce research and development costs, the closure of our Visteon Technologies facility in California and the related discontinuation of support for our aftermarket navigation systems product line, the closure of our Leatherworks facility in Michigan and the elimination of about 240 manufacturing positions in Mexico. Included in the $95 million pre-tax charge is $12 million of non-cash charges related to the write-down of equipment to be disposed of and the write-down of aftermarket navigation systems inventory. The engineering-related and Mexican manufacturing-related separations, and the closure of Visteon Technologies, were completed in the first quarter of 2002. The Leatherworks facility was closed in the third quarter of 2002. As of December 31, 2002, Visteon completed moving all of the non-restraint electronics business to other facilities and separated all Markham employees.

      Effective April 1, 2002, Visteon completed the sale of its restraint electronics business to Autoliv, Inc. for $25 million, resulting in a pre-tax charge in the first quarter of 2002 of $26 million ($16 million after-tax) recorded in costs of sales. The sale includes Visteon’s North American and European order book of approximately $150 million in annual sales to Ford and its affiliates, and associated manufacturing operations in Markham, Ontario, as well as related assets and liabilities. As part of the sale, approximately 280 employees from Markham and about 95 engineers from Dearborn, Michigan, transferred to Autoliv.

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

      In the fourth quarter of 2002, Visteon recorded pre-tax charges of $88 million ($56 million after-tax), with $65 million in costs of sales and $23 million in selling, administrative and other expenses, related to restructuring actions. Of this charge, $71 million is related to the separation of about 308 U.S. salaried employees through a special voluntary early retirement and separation program and $14 million related to the separation of about 200 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in the third quarter of 2002. The remaining balance of the charge is related to the elimination of about 189 manufacturing positions in Brazil and other minor actions. The separation of the 308 U.S. salaried employees was completed in 2003.

      Accrued restructuring liabilities relating to prior year restructuring plans of $5 million ($3 million after-tax) and $7 million ($5 million after-tax) were credited to costs of sales in the first and fourth quarters of 2002, respectively, reflecting a change in estimated costs to complete these activities.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Special Charges — (Continued)

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

Reserve Activity

      Reserve balances of $45 million and $37 million at December 31, 2003 and 2002, respectively, are included in current accrued liabilities on the accompanying balance sheets. The December 31, 2003, reserve balance of $45 million includes $2 million related to 2002 restructuring activities. Visteon currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed by the end of 2004.

	Automotive Operations		Glass Operations

	Employee-Related	Other	Employee-Related	Total

	(in millions)
December 31, 2001 reserve balances	$17	$—	$6	$23
First quarter 2002 actions	81	14	—	95
Third quarter 2002 actions	10	16	—	26
Fourth quarter 2002 actions	83	—	5	88
Adjustments to prior year’s expenses	(9)	—	(3)	(12)

Total net expense	165	30	2	197
Utilization	(147)	(30)	(7)	(184)
Foreign exchange translation	1	—	—	1

December 31, 2002 reserve balances	36	—	1	37
First quarter 2003 actions	26	4	1	31
Second quarter 2003 actions	49	—	—	49
Third quarter 2003 actions	11	—	—	11
Fourth quarter 2003 actions	43	—	—	43
Adjustments to prior year’s expenses	(8)	—	(1)	(9)

Total net expense	121	4	—	125
Utilization	(117)	(4)	(1)	(122)
Foreign exchange translation	5	—	—	5

December 31, 2003 reserve balances	$45	$—	$—	$45

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Special Charges — (Continued)

      Utilization for 2003 of $122 million includes $97 million of cash payments mainly for severance pay, $21 million incurred related to special pension and other postretirement benefits and $4 million related to the non-cash write-down of certain plant assets. Utilization for 2002 of $184 million includes $111 million incurred related to special pension and other postretirement benefits, $43 million of cash payments mainly for severance pay, $28 million related to the non-cash write-down of certain plant assets and inventory and $2 million of cash payments for other exit costs.

      In June 2002, the FASB issued Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The provisions of the new standard are effective for restructuring, exit or disposal activities initiated after December 31, 2002. The effect of adopting SFAS 146 on Visteon’s results of operations or financial position as of December 31, 2003 was not material, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 14. Accounting Change — (Continued)

      The following presents net (loss) and (loss) per share, adjusted to reflect the adoption of the non-amortization provisions of SFAS 142, as of the beginning of the periods presented:

	2003	2002	2001

	(in millions, except
	per share amounts)
Net (Loss)
Reported net (loss)	$(1,213)	$(352)	$(118)
Goodwill amortization, net of tax	—	—	17

Adjusted net (loss)	$(1,213)	$(352)	$(101)

(Loss) Per Share — Basic and Diluted
Reported (loss) per share	$(9.65)	$(2.75)	$(0.91)
Goodwill amortization, net of tax	—	—	0.13

Adjusted (loss) per share	$(9.65)	$(2.75)	$(0.78)

NOTE 15.	Cash Flows

      The reconciliation of net (loss) to cash flows provided by operating activities is as follows:

	2003	2002	2001

	(in millions)
Net (loss)	$(1,213)	$(352)	$(118)
Adjustment to reconcile net (loss) to cash flows from operating activities:
Cumulative effect of change in accounting, net of tax	—	265	—
Depreciation and amortization	674	631	666
Asset impairment charges	436	—	—
Loss on divestitures	—	26	—
Earnings of affiliated companies in excess of dividends remitted	(20)	(28)	(12)
Benefit for deferred income taxes	(56)	(142)	(143)
Sale of receivables	5	10	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and other current assets	(39)	276	(197)
Decrease in inventory	143	85	86
Increase (decrease) in accounts payable, accrued and other liabilities	(13)	49	(185)
Increase in postretirement benefits other than pensions	376	258	256
Other	77	23	83

Cash flows provided by operating activities	$370	$1,101	$436

      Cash paid for interest and income taxes was as follows:

	2003	2002	2001

	(in millions)
Interest	$94	$120	$131
Income taxes	75	80	44

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Information Technology Agreement

      Since our separation from Ford, Ford has provided us with and charged us for many of our information technology needs. In January 2003, we entered into a 10-year outsourcing agreement with International Business Machines (“IBM”) pursuant to which we will outsource most of our IT needs on a global basis, including mainframe support services, data centers, customer support centers, application development and maintenance, data network management, desktop support, disaster recovery and web hosting. The service charges under the outsourcing agreement are expected to aggregate about $2 billion during the ten-year initial term of the agreement, subject to decreases and increases in the service charges based on Visteon’s actual consumption of services to meet its then current business needs. The outsourcing agreement may be terminated also for Visteon’s business convenience after our second full year under the agreement for a scheduled termination fee.

NOTE 17.	Segment Information

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

      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers, or a decision-making group, in deciding how to allocate resources and in assessing performance. Visteon’s chief operating decision-making group is the Strategy Council, which is comprised of the Chairman and Chief Executive Officer and several other executives.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Segment Information — (Continued)

      The accounting policies for the operating segments are the same as those described in Note 2, “Accounting Policies,” of our consolidated financial statements. Income (loss) before income taxes is the primary profitability measure used by our chief operating decision-makers, both including and excluding the effects of special charges. Special charges are discussed further in Notes 5, 13 and 14 of our consolidated financial statements. Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
2003
Sales	$17,097	$563	$17,660
(Loss) before income taxes	(1,142)	(8)	(1,150)
Net (loss)	(1,205)	(8)	(1,213)
Special charges:
Before taxes	749	—	749
After taxes	942	5	947
Depreciation/amortization	667	7	674
Capital expenditures	870	9	879
Unconsolidated affiliates:
Equity in net income	51	4	55
Investments in	195	20	215
Total assets, end of period	10,706	258	10,964
2002
Sales	$17,797	$598	$18,395
Income (loss) before income taxes	(138)	21	(117)
Cumulative effect of change in accounting, net of tax	265	—	265
Net income (loss)	(367)	15	(352)
Special charges:
Before taxes	221	2	223
After taxes, excluding change in accounting	141	1	142
Depreciation/amortization	625	6	631
Capital expenditures	716	7	723
Unconsolidated affiliates:
Equity in net income	39	5	44
Investments in	171	20	191
Total assets, end of period	10,908	262	11,170
2001
Sales	$17,222	$621	$17,843
(Loss) before income taxes	(110)	(59)	(169)
Net (loss)	(83)	(35)	(118)
Special charges:
Before taxes	142	50	192
After taxes	90	31	121
Depreciation/amortization	661	5	666
Capital expenditures	744	8	752
Unconsolidated affiliates:
Equity in net income	19	5	24
Investments in	140	18	158
Goodwill, end of period	363	—	363
Total assets, end of period	10,853	309	11,162

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Segment Information — (Continued)

      Visteon’s major geographic areas are the United States, Europe and Asia Pacific. Other geographic areas (primarily Canada, Mexico and South America) individually are not material. Financial information segregated by geographic area is as follows:

					Total
Geographic Areas	United States	Europe	Asia-Pacific	All Other	Visteon

	(in millions)
2003
Sales	$11,852	$3,209	$1,454	$1,145	$17,660
Net property	3,008	1,500	442	419	5,369
2002
Sales	$13,093	$2,878	$1,249	$1,175	$18,395
Net property	3,196	1,404	407	436	5,443
2001
Sales	$12,677	$2,781	$1,084	$1,301	$17,843
Net property	3,179	1,249	411	490	5,329

      Visteon’s sales by group of similar products is as follows:

Product Groups	2003	2002

	(in millions)
Automotive Operations
Chassis Products & Systems	$4,390	$4,544
Interior Products & Systems	3,653	3,982
Climate Control Products & Systems	3,848	3,786
Powertrain Products & Systems	3,144	3,320
Electronic Products & Systems	2,091	2,233
Exterior Products & Systems	801	814
Eliminations	(830)	(882)

Total Automotive Operations	17,097	17,797
Glass Operations	563	598

Total Visteon	$17,660	$18,395

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 18. Summary Quarterly Financial Data (Unaudited)

	2003				2002

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share amounts)
Sales	$4,704	$4,613	$3,884	$4,459	$4,469	$5,039	$4,344	$4,543
Operating income (loss)	(15)	(251)	(257)	(605)	(89)	127	(75)	(44)
Income (loss) before income taxes	(19)	(256)	(264)	(611)	(107)	117	(78)	(49)
Net income (loss)	(15)	(167)	(168)	(863)	(338)	72	(52)	(34)
Earnings (loss) per share	$(0.12)	$(1.33)	$(1.34)	$(6.87)	$(2.63)	$0.56	$(0.40)	$(0.27)

      As discussed further in Note 13 of our consolidated financial statements, Visteon recorded pre-tax charges of $31 million, $266 million, $2 million and $450 million in the first quarter, second quarter, third quarter and fourth quarter of 2003, respectively, related to asset impairment charges, exit of the North American seating operations, restructuring and other actions. Results for the fourth quarter of 2003 include income tax expense of $468 million related to recording income tax valuation allowances, which are discussed further in Note 5 of our consolidated financial statements.

      As discussed further in Note 13 of our consolidated financial statements, Visteon recorded pre-tax charges of $116 million, $26 million and $81 million in the first quarter, third quarter and fourth quarter of 2002, respectively, related to restructuring actions and the sale of the restraint electronics business. As discussed further in Note 14 of our consolidated financial statements, results for the first quarter of 2002 include an impairment loss on goodwill of $363 million ($265 million after-tax) as a cumulative effect of change in accounting principle.

VISTEON CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions			Balance
	Beginning	Charged to			at End
	of Year	Income	Deductions(a)	Other(b)	of Year

	(in millions)
Year Ended December 31, 2003:
Allowance for doubtful accounts	$24	$24	$(13)	$—	$35
Valuation Allowance for deferred taxes	21	472	—	37	530
Year Ended December 31, 2002:
Allowance for doubtful accounts	$19	$13	$(8)	$—	$24
Valuation allowance for deferred taxes	—	21	—	—	21
Year Ended December 31, 2001:
Allowance for doubtful accounts	$22	$11	$(14)	$—	$19
Valuation allowance for deferred taxes	—	—	—	—	—

(a)	Deductions represent uncollectible accounts charged off, net of recoveries.

(b)	Other represents adjustment to other comprehensive income.

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.
4.1	Indenture dated as of June 23, 2000 between Visteon and Bank One Trust Company, N.A., as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated July 31, 2000 (filed August 16, 2000).
4.2	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Purchase and Supply Agreement dated as of December 19, 2003 between Visteon and Ford.†
10.3	2003 Relationship Agreement dated December 19, 2003 between Visteon and Ford.
10.4	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.5	Aftermarket Relationship Agreement dated as of January 1, 2000 between Visteon and the Automotive Consumer Services Group of Ford is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.6	Amended and Restated Hourly Employee Assignment Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford.
10.7	Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford.
10.8	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.9	Visteon Corporation 2000 Incentive Plan is incorporated herein by reference to Appendix E to the Proxy Statement of Visteon dated March 26, 2001.*
10.10	Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10.10.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.10 hereto entered into by Visteon with Messrs. Pestillo, Johnston, Coulson, Orchard, Chatterjee and Marcin, and Ms. Fox.*

Exhibit
Number	Exhibit Name

10.11	Issuing and Paying Agency Agreement dated as of June 5, 2000 between Visteon and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.12	Corporate Commercial Paper — Master Note dated June 1, 2000 is incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.13	Letter Loan Agreement dated as of June 12, 2000 from The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.14	Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended.*
10.15	Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended.*
10.16	Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.17	Visteon Corporation Savings Parity Plan is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.18	Visteon Corporation Pension Parity Plan is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.19	Visteon Corporation Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.20	Executive Employment Agreement dated as of September 15, 2000 between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2001.*
10.21	Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.22	Visteon Corporation Executive Separation Allowance Plan is incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.23	Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain executive officers under the plans constituting Exhibits 10.14, 10.16, 10.17, 10.18, 10.19 and 10.22 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.24	Five-Year Revolving Loan Credit Agreement dated as of June 20, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.

Exhibit
Number	Exhibit Name

10.25	364-Day/1-Year Term-Out Credit Agreement dated as of June 19, 2003 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Citibank N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of Visteon dated July 29, 2003.
10.26	Five-Year Term Loan Credit Agreement dated as of June 25, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.27	Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*
10.28	Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford.
10.29	Employment Agreement effective as of January 1, 2004 between Visteon and Daniel R. Coulson.*
12.1	Statement re: Computation of Ratios.
14	A Pledge of Integrity (code of ethics).
21.1	Subsidiaries of Visteon.
23.1	Consent of Independent Accountants, PricewaterhouseCoopers LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated February 13, 2004.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated February 13, 2004.
32.1	Section 1350 Certification of Chief Executive Officer dated February 13, 2004.
32.2	Section 1350 Certification of Chief Financial Officer dated February 13, 2004.
99.1	Risk Factors.

†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

* Indicates that exhibit is a management contract or compensatory plan or arrangement.

     In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.