Form 10-Q
period 2004-03-31
VISTEON CORP
filed 2004-05-03
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004, or

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

Yes  ✓    No

          As of April 23, 2004, the Registrant had outstanding 129,434,584 shares of common stock, par value $1.00 per share.

Exhibit index located on page number 32.

CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
PART II. OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX
First Amendment, dated as of February 27, 2004
Statement re: Computation of Ratios
Letter of PricewaterhouseCoopers LLP
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Sec. 1350 Certification of Chief Executive Officer
Sec. 1350 Certification of Chief Financial Officer

VISTEON CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended March 31, 2004 and 2003
(in millions, except per share amounts)

	First Quarter

	2004	2003

	(unaudited)
Sales
Ford and affiliates	$3,637	$3,721
Other customers	1,335	983

Total sales	4,972	4,704
Costs and expenses (Notes 2 and 4)
Costs of sales	4,645	4,477
Selling, administrative and other expenses	263	242

Total costs and expenses	4,908	4,719
Operating income (loss)	64	(15)
Interest income	4	4
Interest expense	23	23

Net interest expense	(19)	(19)
Equity in net income of affiliated companies (Note 2)	11	15

Income (loss) before income taxes	56	(19)
Provision (benefit) for income taxes (Note 2)	17	(12)

Income (loss) before minority interests	39	(7)
Minority interests in net income of subsidiaries	9	8

Net income (loss)	$30	$(15)

Earnings (loss) per share (Note 8)
Basic	$0.24	$(0.12)
Diluted	0.23	(0.12)
Cash dividends per share	$0.06	$0.06

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	March 31,	December 31,
	2004	2003

	(unaudited)
Assets
Cash and cash equivalents	$1,187	$953
Marketable securities	1	3

Total cash and marketable securities	1,188	956
Accounts receivable — Ford and affiliates	1,499	1,198
Accounts receivable — other customers (Note 6)	1,163	1,164

Total receivables, net (Note 2)	2,662	2,362
Inventories (Note 11)	828	761
Deferred income taxes	163	163
Prepaid expenses and other current assets	211	168

Total current assets	5,052	4,410
Equity in net assets of affiliated companies	225	215
Net property	5,386	5,369
Deferred income taxes	713	700
Other assets	277	270

Total assets	$11,653	$10,964

Liabilities and Stockholders’ Equity
Trade payables	$2,457	$2,270
Accrued liabilities	994	924
Income taxes payable	35	27
Debt payable within one year	276	351

Total current liabilities	3,762	3,572
Long-term debt	1,945	1,467
Postretirement benefits other than pensions	527	469
Postretirement benefits payable to Ford	2,079	2,090
Other liabilities	1,491	1,508

Total liabilities	9,804	9,106
Stockholders’ equity
Capital stock
Preferred Stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common Stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 129 million and 131 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,297	3,288
Accumulated other comprehensive (loss) (Note 12)	(46)	(21)
Other	(34)	(19)
Accumulated deficit	(1,499)	(1,521)

Total stockholders’ equity	1,849	1,858

Total liabilities and stockholders’ equity	$11,653	$10,964

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2004 and 2003
(in millions)

	First Quarter

	2004	2003

	(unaudited)
Cash and cash equivalents at January 1	$953	$1,204
Cash flows provided by (used in) operating activities	105	(135)
Cash flows from investing activities
Capital expenditures	(198)	(181)
Purchases of securities	—	(48)
Sales and maturities of securities	3	70
Other	—	6

Net cash used in investing activities	(195)	(153)
Cash flows from financing activities
Commercial paper repayments, net	(54)	(17)
Other short-term debt, net	(19)	—
Proceeds from issuance of other debt, net of issuance costs	474	36
Principal payments on other debt	(12)	(27)
Purchase of treasury stock	(11)	(5)
Cash dividends	(8)	(8)
Other, including book overdrafts	(42)	(1)

Net cash provided by (used in) financing activities	328	(22)
Effect of exchange rate changes on cash	(4)	2

Net increase (decrease) in cash and cash equivalents	234	(308)

Cash and cash equivalents at March 31	$1,187	$896

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1. Financial Statements

      The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, including normal recurring adjustments, necessary for a fair statement of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on February 13, 2004.

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

NOTE 2. Selected Costs, Income and Other Information

Depreciation and Amortization

      Depreciation and amortization expenses are summarized as follows:

	First Quarter

	2004	2003

	(in millions)
Depreciation	$140	$140
Amortization	26	23

Total	$166	$163

Investments in Affiliates

      The following table presents summarized financial data for those affiliates accounted for under the equity method. The amounts represent 100% of the results of operations of these affiliates. Visteon reports its share of their net income in the line “Equity in net income of affiliated companies” on the Consolidated Statement of Income.

	First Quarter

	2004	2003

	(in millions)
Net sales	$334	$291
Gross profit	61	67
Net income	21	30

Purchase and Supply Agreement with Ford

      Under the terms of the new purchase and supply agreement entered into with Ford on December 19, 2003, Visteon agreed to pay Ford $150 million in lieu of additional productivity price reductions on components supplied by Visteon in North America during 2003. This payment was accrued for in 2003 as a reduction to sales. Visteon paid $50 million in December 2003 and $100 million during the first quarter of 2004.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 2. Selected Costs, Income and Other Information — (Continued)

Accounts Receivable

      The allowance for doubtful accounts was $39 million at March 31, 2004 and $35 million at December 31, 2003.

Income Taxes

      Visteon’s provision (benefit) for income taxes, which is computed based upon income (loss) before income taxes excluding equity in net income of affiliated companies, reflects an effective tax rate of 38% for the first quarter of 2004, compared with 36% for the first quarter of 2003. The change in our effective tax rate is due primarily to the need to maintain full valuation allowances against deferred tax assets in certain foreign jurisdictions. We expect our full year 2004 effective tax rate to be 38%; however, the rate could vary quarter-to-quarter. Further, the rate is largely dependent on pre-tax income (loss) by country, and any changes in our forecast or actual results could have a significant impact on our effective tax rate for a given quarter or for the full year.

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

	First Quarter

	2004	2003

	(in millions, except
	per share amounts)
Net income (loss), as reported	$30	$(15)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	2	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4)	(3)

Pro forma net income (loss)	$28	$(17)

Income (loss) per share:
As reported:
Basic	$0.24	$(0.12)
Diluted	0.23	(0.12)
Pro forma:
Basic	$0.22	$(0.13)
Diluted	0.21	(0.13)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 4.	Special Charges

First Quarter 2004 Actions

      In the first quarter of 2004, Visteon recorded pre-tax charges of $11 million in costs of sales ($7 million after-tax) which includes $6 million for the separation of about 50 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002, and $5 million related to the involuntary separation of about 220 employees as a result of the planned closure of our La Verpilliere, France, manufacturing facility by the end of 2004. The involuntary separations of the employees at the La Verpilliere facility are expected to occur at various times throughout 2004. Additional charges, if any, as a result of the finalization of employee termination benefits above those legally required, will be recorded during the remainder of 2004 based on the estimated dates of the employee separations. All of the other actions were substantially completed in the first quarter of 2004.

      During the first quarter of 2004, Visteon paid Ford about $23 million of previously accrued amounts related to an agreement entered into in 2003 to reimburse Ford for the actual net costs of transferring seating production, including costs related to Ford hourly employee voluntary retirement and separation programs that Ford is expected to implement.

First Quarter 2003 Actions

      In the first quarter of 2003, Visteon recorded pre-tax charges of $31 million ($20 million after-tax), with $26 million recorded in costs of sales and $5 million in selling, administrative and other expenses. This includes $27 million related to the involuntary separation of about 135 U.S. salaried employees, the separation of about 35 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002, and the elimination of about 120 manufacturing positions in Mexico and other minor actions. Included in the $31 million pre-tax charge are $4 million of non-cash charges related to the write-down of a group of coiled spring and stamping equipment at our Monroe, Michigan, plant for which production activities were discontinued and the future undiscounted cash flows were less than the carrying value of these fixed assets held for use. Visteon measured the impairment loss by comparing the carrying value of these fixed assets to the expected proceeds from disposal of the assets after completion of remaining production commitments. The above actions were substantially completed during the first quarter of 2003.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 4. Special Charges — (Continued)

Reserve Activity

      Reserve balances of $32 million and $45 million at March 31, 2004 and December 31, 2003, respectively, are included in current accrued liabilities on the accompanying balance sheets. The March 31, 2004 reserve balance of $32 million includes $23 million related primarily to 2003 restructuring activities. Visteon currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed by the end of 2004.

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
December 31, 2003 reserve balance	$45	$—	$45
First quarter 2004 actions:
Included in costs of sales	11	—	11

Total net expense	56	—	56
Utilization	(24)	—	(24)

March 31, 2004 reserve balance	$32	$—	$32

      Utilization in the first quarter of 2004 of $24 million was primarily related to severance pay.

      On April 14, 2004, Visteon announced its intention to move a portion of its Bedford, Indiana, plant operations to an undetermined manufacturing site. This action could affect about 600 of the plant’s 1,150 hourly and salaried employees. Timing of this intended move has not been determined. Charges related to this move, if any, will be recognized as appropriate when detailed move plans are completed and the terms of any termination benefit arrangements are established.

NOTE 5.	Employee Retirement Benefits

      Visteon’s retirement plans’ expense for the first quarter of 2004 and 2003 are summarized as follows:

	Retirement Plans				Health Care
					and Life
					Insurance
	U.S. Plans		Non-U.S. Plans		Benefits

	2004	2003	2004	2003	2004	2003

	(in millions)
First Quarter

Service cost	$14	$13	$9	$8	$9	$7
Interest cost	17	15	17	13	13	11
Expected return on plan assets	(16)	(14)	(15)	(13)	—	—
Amortization of:
Plan amendments	2	2	3	2	(5)	(2)
(Gains) losses and other	1	—	—	—	8	3
Special termination benefits	—	—	—	7	—	—
Expense for Visteon-assigned Ford-UAW and certain salaried employees	31	21	—	—	37	83

Net pension/postretirement expense	$49	$37	$14	$17	$62	$102

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 5.	Employee Retirement Benefits — (Continued)

      As discussed in our 2003 Annual Report on Form 10-K, Visteon’s expected contributions during 2004 to U.S. retirement plans and postretirement health care and life insurance plans are $193 million and $72 million, respectively, including payments to Ford of $115 million and $38 million, respectively. As of March 31, 2004, contributions to U.S. retirement plans and postretirement health care and life insurance plans were $23 million and $15 million, respectively, including payments to Ford of $17 million and $14 million, respectively.

      The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law on December 8, 2003. This legislation provides for a federal subsidy beginning in 2006 to sponsors of retiree healthcare benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. Visteon’s plans generally provide retiree drug benefits that exceed the value of the benefit that will be provided by Medicare Part D, and we have concluded that our plans are actuarially equivalent, pending further definition of the criteria used to determine equivalence. This subsidy is estimated to reduce the benefit obligation for Visteon plans by $95 million as of March 31, 2004, and will be recognized through reduced retiree healthcare expense over the related employee future service lives, subject to final accounting guidance to be issued by the Financial Accounting Standards Board.

      As a result of charges during the period as well as the effect of the Medicare Act, the portion of the postretirement benefit obligation payable to Ford considered contingently payable is $1,079 million and $1,138 million at March 31, 2004 and December 31, 2003, respectively.

NOTE 6.	Asset Securitization

      In the first quarter of 2004, Visteon established a $100 million revolving accounts receivable securitization facility in the United States (“facility agreement”). Under this facility agreement, Visteon can sell a portion of its U.S. trade receivables to Visteon Receivables LLC (“VRL”), a wholly-owned consolidated special purpose entity. VRL may then sell, on a non-recourse basis (subject to certain limited exceptions), an undivided interest in the receivables to an asset-backed, multi-seller commercial paper conduit, which is unrelated to Visteon or VRL. The conduit typically finances the purchases through the issuance of commercial paper, with back-up purchase commitments from the conduit’s financial institution. The sale of the undivided interest in the receivables from VRL to the conduit will be accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” When VRL sells an undivided interest to the conduit, VRL retains the remaining undivided interest. The value of the undivided interest sold to the conduit will be excluded from our consolidated balance sheet and will reduce our accounts receivable balance. This facility expires in March 2005 and can be extended annually through March 2008 based upon the mutual agreement of the parties. Additionally, this facility contains financial covenants similar to our unsecured revolving credit facilities. In April 2004, VRL made an initial sale of a $25 million undivided interest in about $300 million of total receivables.

      As of March 31, 2004, Visteon has sold euro 35 million ($43 million) of trade receivables under a European sale of receivables agreement with a bank. This agreement provides for the sale of up to euro 40 million in trade receivables.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 7.	Debt

	March 31,	December 31,
	2004	2003

	(in millions)
Debt payable within one year
Commercial paper	$27	$81
Other — short-term	214	234
Current portion of long-term debt	35	36

Total debt payable within one year	276	351

Long-term debt
8.25% notes due August 1, 2010	723	716
7.95% notes due August 1, 2005	516	518
7.00% notes due March 10, 2014	452	—
Other	254	233

Total long-term debt	1,945	1,467

Total debt	$2,221	$1,818

      On March 10, 2004, Visteon completed a public offering of unsecured fixed-rate term debt securities totaling $450 million with a maturity of ten years. The securities bear interest at a stated rate of 7.00%, with interest payable semi-annually on March 10 and September 10, beginning on September 10, 2004. The securities rank equally with Visteon’s existing and future unsecured fixed-rate term debt securities and senior to any future subordinated debt. The unsecured term debt securities agreement contains certain restrictions, including, among others, a limitation relating to liens and sale-leaseback transactions, as defined in the agreement. In the opinion of management, Visteon was in compliance with all of these restrictions. In addition, an interest rate swap has been entered into for a portion of this debt ($225 million). This swap effectively converts the securities from fixed interest rate to variable interest rate instruments.

      On April 6, 2004, Visteon repurchased $250 million of Visteon’s existing 7.95% five-year notes maturing on August 1, 2005. In the second quarter of 2004, Visteon will record a pre-tax debt extinguishment charge of $11 million, which consists of redemption premiums and transaction costs ($19 million), offset partially by the accelerated recognition of gains from interest rate swaps associated with the repurchased debt ($8 million).

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

	First Quarter

	2004	2003

	(in millions, except
	per share amounts)
Numerator:
Net income (loss)	$30	$(15)

Denominator:
Average common stock outstanding	129.9	129.9
Less: Average restricted stock outstanding	(4.6)	(3.9)

Basic shares	125.3	126.0
Net dilutive effect of restricted stock and stock options	3.2	—

Diluted shares	128.5	126.0

Income (loss) per share:
Basic	$0.24	$(0.12)
Diluted	0.23	(0.12)

      For the first quarter of 2003 potential common stock of about 515,000 shares are excluded from the calculation of diluted income (loss) per share because the effect of including them would have been antidilutive.

NOTE 9. Variable Interest Entities

      In December 2003, the FASB issued revised Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Application of FIN 46 was required during the fourth quarter of 2003 for interests in structures that are commonly referred to as special-purpose entities and for all other types of variable interest entities in the first quarter of 2004.

      During the first quarter of 2004, Visteon began to consolidate Lextron/ Visteon Automotive Systems, a joint venture with Lextron Corporation located in Canton, Mississippi, which started to supply integrated cockpit modules and front-end modules to Nissan in late 2003. Visteon owns 49% of this joint venture. Consolidation of this entity was based on an assessment of the amount of equity investment at risk, the subordinated financial support provided by Visteon, and Visteon’s supply of the joint venture’s inventory. The effect of consolidating this entity on Visteon’s results of operations or financial position as of March 31, 2004 was not significant as substantially all of the joint venture’s liabilities and costs are related to activity with Visteon.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 9. Variable Interest Entities — (Continued)

      From June 30, 2002, a variable interest entity owned by an affiliate of a bank is included in Visteon’s consolidated financial statements. This entity was established in early 2002 to build a leased facility for Visteon to centralize customer support functions, research and development, and administrative operations. Construction of the facility is planned to be completed in 2004 at a cost of about $250 million, with initial occupancy starting in mid-2004. The lease agreement requires Visteon to make lease payments after construction is substantially completed equal to all interest then due and payable by the variable interest entity under the related credit agreement. The lease term expires in 2017, at which time Visteon is required to either purchase the facility at a price equal to the sum of all borrowings under the related credit agreement, less certain proceeds and other amounts applied against the balance, or renew the lease upon the mutual agreement of Visteon and the lessor. As of March 31, 2004, this entity has incurred about $159 million in expenditures related to this facility.

NOTE 10. Product Warranty

      A reconciliation of changes in the product warranty liability is summarized as follows:

First Quarter

2004

(in millions)
Beginning Balance	$22
Accruals for products shipped	7
Accruals for pre-existing warranties (including changes in estimates)	9
Settlements	(8)

Ending Balance	$30

NOTE 11. Inventories

      Inventories are summarized as follows:

	March 31,	December 31,
	2004	2003

	(in millions)
Raw materials, work-in-process and supplies	$699	$630
Finished products	129	131

Total inventories	$828	$761

U.S. inventories	$472	$436

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 12. Comprehensive Income

      Comprehensive income is summarized as follows:

	First Quarter

	2004	2003

	(in millions)
Net income (loss)	$30	$(15)
Change in foreign currency translation adjustments	(27)	21
Other	2	7

Total comprehensive income	$5	$13

      Accumulated other comprehensive loss is comprised of the following:

	March 31,	December 31,
	2004	2003

	(in millions)
Foreign currency translation adjustments	$103	$130
Realized and unrealized gains on derivatives, net of tax	9	8
Unrealized loss on marketable securities, net of tax	—	(1)
Minimum pension liability, net of tax	(158)	(158)

Total accumulated other comprehensive loss	$(46)	$(21)

NOTE 13. Segment Information

      Visteon’s reportable operating segments are Automotive Operations and Glass Operations. Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
First Quarter
2004:
Sales	$4,833	$139	$4,972
Income (loss) before taxes	47	9	56
Net income (loss)	24	6	30
Special charges before taxes	11	—	11
Special charges after taxes	7	—	7
Total assets, end of period	11,385	268	11,653
2003:
Sales	$4,551	$153	$4,704
Income (loss) before taxes	(23)	4	(19)
Net income (loss)	(18)	3	(15)
Special charges before taxes	30	1	31
Special charges after taxes	19	1	20
Total assets, end of period	11,164	285	11,449

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 14. Litigation and Claims

      Various legal actions, governmental investigations and proceedings, and claims are pending or may be instituted or asserted in the future against Visteon, including those arising out of alleged defects in Visteon’s products; governmental regulations relating to safety; employment-related matters; customer, supplier and other contractual relationships; intellectual property rights; product warranties; product recalls; and environmental matters. Some of the foregoing matters involve or may involve compensatory, punitive or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief which, if granted, would require very large expenditures.

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by Visteon for matters discussed in the foregoing paragraph where losses are deemed probable; these reserves are adjusted periodically to reflect estimates of ultimate probable outcomes. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which reserves have not been established could be decided unfavorably to Visteon and could require Visteon to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at March 31, 2004. Visteon does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on our financial condition, results of operations or cash flows, although such an outcome is possible.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Visteon Corporation

      We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its subsidiaries as of March 31, 2004, and the related consolidated statement of income for each of the three-month periods ended March 31, 2004 and March 31, 2003 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2004 and March 31, 2003. These interim financial statements are the responsibility of the Company’s management.

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

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 22, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
April 20, 2004

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, including normal recurring adjustments, necessary for a fair statement of such information. Reference should be made to the consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on February 13, 2004.

Overview

      Visteon’s worldwide sales for the first quarter of 2004 were $5.0 billion, compared with $4.7 billion for the same period in 2003. Much of the increase in sales was a result of higher sales to non-Ford customers, which increased 36% over first quarter 2003 levels, and the favorable impact of exchange rates. Ford’s first quarter 2004 combined production volumes for North America and Europe, our primary sales markets with Ford, were down slightly compared with the same period last year. As a result, our first quarter 2004 sales to Ford declined slightly compared to the same period in 2003.

      Net income for the first quarter of 2004 was $30 million, or $0.23 per share, an improvement of $45 million over a net loss of $15 million, or $0.12 per share, for the first quarter of 2003. Profit improvement came from cost reductions, increased non-Ford business, and restructuring efforts. We expect recent initiatives, such as the European Plan for Growth, the exit from our unprofitable Chesterfield seating operations and the restructuring of postretirement benefit obligations to Ford, to continue to benefit us on our path to profitability.

      We continue to focus on cash flow generation and maintaining a strong liquidity position. Our cash provided by operating activities was $105 million, a $240 million improvement from the first quarter of 2003, and we ended the quarter with $1.2 billion in cash and marketable securities. During the quarter, we improved our trade working capital flows, issued new public debt securities, commenced a tender offer to repurchase a portion of our outstanding debt securities that mature in 2005 and set in place a revolving accounts receivable securitization facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Restructuring, Dispositions and Special Charges

      The table below presents special charges related to restructuring initiatives and other actions during the first quarter of 2004 and 2003:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
First Quarter 2004:

Special charges:
European Plan for Growth	$(6)	$—	$(6)
Other actions	(5)	—	(5)

Total first quarter 2004 special charges, before taxes	$(11)	$—	$(11)

Total first quarter 2004 special charges, after taxes	$(7)	$—	$(7)

First Quarter 2003:

Special charges:
North American salaried restructuring	$(18)	$—	$(18)
Monroe Plant equipment write-down	(4)	—	(4)
European Plan for Growth	(3)	—	(3)
Other actions	(5)	(1)	(6)

Total first quarter 2003 special charges, before taxes	$(30)	$(1)	$(31)

Total first quarter 2003 special charges, after taxes	$(19)	$(1)	$(20)

      In the first quarter of 2004, Visteon recorded pre-tax charges of $11 million in costs of sales ($7 million after-tax) which includes $6 million for the separation of about 50 hourly employees located at several Visteon plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002, and an additional $5 million related to the involuntary separation of about 220 employees as a result of the planned closure of our La Verpilliere, France, manufacturing facility by the end of 2004. The involuntary separations of the employees at the La Verpilliere facility are expected to occur at various times throughout 2004. Additional charges, if any, as a result of the finalization of employee termination benefits above those legally required, will be recorded during the remainder of 2004 based on the estimated dates of the employee separations. All of the other actions were substantially completed in the first quarter of 2004.

      In the first quarter of 2003, Visteon recorded pre-tax charges of $31 million ($20 million after-tax). These charges include $18 million related to the involuntary separation of about 135 U.S. salaried employees, $3 million for the separation of about 35 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002, and $6 million for the elimination of about 120 manufacturing positions in Mexico and other minor actions. Included in the $31 million pre-tax charge are $4 million of non-cash charges related to the write-down of a group of coiled spring and stamping equipment at our Monroe, Michigan, plant for which production activities were discontinued and the future undiscounted cash flows were less than the carrying value of these fixed assets held for use. Visteon measured the impairment loss by comparing the carrying value of these fixed assets to the expected proceeds from disposal of the assets after completion of remaining production commitments. The above actions were substantially completed during the first quarter of 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Cash payments related to special charges, including those for severance and special pension benefits, were $67 million and $41 million during the first quarters of 2004 and 2003, respectively. The first quarter 2004 amount includes payments to Ford of about $23 million of previously accrued amounts related to an agreement entered into in 2003 to reimburse Ford for the actual net costs of transferring seating production, including costs related to Ford hourly employee voluntary retirement and separation programs that Ford is expected to implement.

      We continue to evaluate the possibility of partnerships, sales or closings involving other under-performing or non-core businesses. However, there can be no assurance that a transaction or other arrangement favorable to Visteon will occur in the near term or at all. On April 14, 2004, Visteon announced its intention to move a portion of its Bedford, Indiana, plant operations to an undetermined manufacturing site. This action could affect about 600 of the plant’s 1,150 hourly and salaried employees. Timing of this intended move has not been determined. Charges related to this move, if any, will be recognized as appropriate when detailed move plans are completed and the terms of any termination benefit arrangements are established.

Results of Operations

First Quarter 2004 Compared with First Quarter 2003

      Sales for each of our segments for the first quarter of 2004 and 2003 are summarized in the following table:

	First Quarter		2004
			over/(under)
	2004	2003	2003

	(in millions)
Automotive Operations	$4,833	$4,551	$282
Glass Operations	139	153	(14)

Total sales	$4,972	$4,704	$268

Memo: Sales to non-Ford customers
Amount	$1,335	$983	$352
Percentage of total sales	27%	21%	6	pts

      Sales for Automotive Operations were $4.8 billion in 2004, compared with $4.6 billion in 2003, an increase of $282 million or 6%. This increase reflects favorable currency changes of $196 million and the impact of new business primarily with non-Ford customers offset partially by price reductions. Additionally, 2004 sales were affected by the loss of $128 million in revenue from the exit of seating operations on June 23, 2003.

      Sales for Glass Operations were $139 million in 2004, compared with $153 million in 2003, a decrease of $14 million or 9%, resulting primarily from lower Ford North America production volume.

      Costs of Sales for the first quarter of 2004 were $4.6 billion, up $168 million compared with the first quarter of 2003. Costs of sales includes primarily material, labor, manufacturing overhead and other costs, such as product development costs. The increase reflects currency fluctuations of $175 million, and higher variable costs associated with new business with customers, offset partially by an elimination of variable costs of $153 million resulting from the exit of our seating operations, and favorable cost performance. Special charges included in this line item were $11 million in 2004 and $26 million in 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Selling, administrative and other expenses for the first quarter of 2004 were $263 million, $21 million higher compared with the first quarter of 2003. The increase reflects primarily incremental Information Technology (“IT”) actions of $22 million. Costs associated with such incremental IT actions are expected to continue into mid-2004. Special charges included in this line item were $5 million for 2003.

      Net interest expense of $19 million in the first quarter of 2004 was even with the first quarter of 2003.

      Equity in net income of affiliated companies was $11 million in the first quarter of 2004, compared with $15 million in the first quarter of 2003, with the decrease related primarily to our affiliates in Asia.

      Income (loss) before income taxes, and minority interests, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows income (loss) before income taxes for the first quarter of 2004 and 2003, for each of our segments:

	First Quarter		2004
			over
	2004	2003	2003

	(in millions)
Automotive Operations	$47	$(23)	$70
Glass Operations	9	4	5

Total	$56	$(19)	$75

Memo:
Special charges included above	$(11)	$(31)	$20

      Automotive Operations’ first quarter 2004 profit before income taxes was $47 million compared with a loss of $23 million for the first quarter of 2003. Special charges before taxes in 2004 were down $20 million from 2003. Additionally, 2003 results include a loss of $25 million from seating operations that were exited June 23, 2003. Results were affected also by new business and favorable cost performance, offset partially by price reductions.

      Profit before income taxes for Glass Operations in first quarter of 2004 was $9 million compared with $4 million before taxes for the first quarter of 2003, reflecting favorable cost performance, offset partially by lower volume.

      Provision (benefit) for income taxes represents an effective income tax rate of 38% in the first quarter of 2004 compared with 36% in the first quarter of the prior year. The change in our effective tax rate is primarily due to the need to maintain full valuation allowances against deferred tax assets in certain foreign jurisdictions.

      Minority interests in net income of subsidiaries was $9 million in the first quarter of 2004, compared with $8 million in the first quarter of 2003. Minority interest amounts are related primarily to our 70% ownership interest in Halla Climate Control Corporation located in Korea.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Net income (loss) for the first quarter of 2004 and 2003 are shown in the following table for each of our segments:

	First Quarter		2004
			over
	2004	2003	2003

	(in millions)
Automotive Operations	$24	$(18)	$42
Glass Operations	6	3	3

Total	$30	$(15)	$45

Memo:
Special charges included above	$(7)	$(20)	$13

      Visteon reported a net profit for the first quarter of 2004 of $30 million compared with a net loss of $15 million for the first quarter of 2003 because of the factors described above in income (loss) before income taxes. Special charges after taxes were $7 million and $20 million for the first quarter of 2004 and 2003, respectively.

Liquidity and Capital Resources

Overview

      Visteon’s funding objective is to finance its worldwide business with cash from operations, supplemented when required by a combination of liquidity sources, including but not limited to cash and cash investments, receivables programs, and committed and uncommitted bank facilities and securities issuance. These sources are used also to fund working capital needs, which are highly variable during the year because of changing customer production schedules.

      Visteon’s balance sheet reflects cash and marketable securities of $1,188 million and total debt of $2,221 million at March 31, 2004, compared with cash and marketable securities of $956 million and total debt of $1,818 million at December 31, 2003. Net debt, defined as the amount by which total debt exceeds total cash and marketable securities, was $1,033 million at March 31, 2004, and $862 million at December 31, 2003. The increase in cash and marketable securities is more than explained by the March 2004 issuance of $450 million in debt securities, and the increase in net debt is primarily due to an increase in trade working capital related to higher volumes at the end of the first quarter compared with the year-end shutdown period. Visteon’s ratio of total debt to total capital, which consists of total debt plus total stockholders’ equity, was 55% at March 31, 2004 and 49% at December 31, 2003, and increased primarily because of the recent debt issuance.

Financing Arrangements

      On March 10, 2004, Visteon completed a public offering (the “Notes Sale”) of unsecured fixed-rate 7.00% term debt securities totaling $450 million in aggregate principal amount due in March 2014. Proceeds from the Notes Sale were used for a debt retirement and for general corporate purposes. Concurrent with the Notes Sale, Visteon announced an offer (the “Tender Offer”) to purchase for cash up to $250 million aggregate principal amount of our 7.95% notes due in August 2005. The Tender Offer expired on April 2, 2004 and $250 million of these notes were retired on April 6, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      In March 2004, Visteon established a $100 million revolving accounts receivable securitization facility (the “facility”) in the U.S. The facility allows for sale of a portion of U.S. trade receivables to a wholly-owned consolidated special purpose entity, Visteon Receivables LLC (“VRL”), which may then sell an undivided interest in the receivables to an asset-backed multi-seller conduit which is unrelated to Visteon or VRL. In April 2004, VRL made an initial receivables sale to the conduit of $25 million. The facility expires in March 2005 and is extendable annually through March 2008 through mutual agreement of both parties, as discussed further in Note 6 to the consolidated financial statements.

      Visteon has financing arrangements with a syndicate of third-party lenders providing contractually committed, unsecured revolving credit facilities in an aggregate maximum amount of $1,580 million (the “Credit Facilities”). The Credit Facilities include a 364-day revolving credit line in the amount of $555 million, which expires June 2004, and a five-year revolving credit line in the amount of $775 million, which expires June 2007. Visteon is currently renegotiating the 364-day facility that expires in June. The Credit Facilities also include a five-year, delayed-draw term loan in the amount of $250 million, which will be used primarily to finance new construction for facilities consolidation in Southeast Michigan. During the first quarter of 2004, the 364-day revolving credit line agreement was amended to increase various interest rates applicable to borrowings under such facility. At March 31, 2004, there were no borrowings outstanding under the 364-day facility or the five-year facility; there were $47 million of obligations under standby letters of credit under the five-year facility, and $128 million borrowed against the delayed-draw term loan. The Credit Facilities contain certain affirmative and negative covenants, including a financial covenant not to exceed a leverage ratio of net debt to EBITDA (excluding special charges and other items) of 3.5 to 1. Increases in the ratio of net debt to EBITDA can occur during quarters following seasonal shutdown periods, when cash usage increases. In the opinion of management, Visteon has been in compliance with all covenants since the inception of the Credit Facilities. During 2004, we expect to continue to be in compliance, although there can be no assurance that this will be the case especially during quarters following seasonal shutdown periods, when our cash usage may increase significantly.

      Visteon has maintained a commercial paper program utilizing the Credit Facilities as backup. As of March 31, 2004, we had $27 million outstanding under our commercial paper program compared with $81 million outstanding at December 31, 2003.

      Visteon maintains a trade payables program through General Electric Capital Corporation (“GECC”) that provides financial flexibility to Visteon and its suppliers. The program is presently under review by both parties. When a supplier participates in the program, GECC pays the supplier the amount due from Visteon in advance of the original due date. In exchange for the earlier payment, our suppliers accept a discounted payment. Visteon pays GECC the full amount. Approximately $100 million was outstanding to GECC under this program at March 31, 2004 and December 31, 2003. As part of the same program with GECC, Visteon is allowed to defer payment to GECC for a period of up to 30 days. At March 31, 2004, Visteon had not exercised the deferral option of the program.

      In addition, Visteon at times participates in a trade payables program offered by one of our customers. When we participate, our receivables are reduced and our cash balances are increased. We did not participate in the program as of March 31, 2004, although at December 31, 2003 our receivables had been reduced by $75 million due to this program.

      Visteon has entered into interest rate swaps to manage our interest rate risk. These swaps effectively convert a portion of Visteon’s fixed rate debt into variable rate debt, and as a result, approximately 40% of Visteon’s borrowings are effectively on a fixed rate basis, while the remainder is subject to changes in short-term interest rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Credit Ratings

      Our long-term credit rating with Standard & Poor’s (“S&P”) is BB+; with Moody’s it is Ba1, and with Fitch it is BBB-. Both S&P and Moody’s rate Visteon as “stable.” Fitch rates our short-term credit as F3. Both S&P and Moody’s have covered Visteon since June 2000, while Fitch initiated coverage on June 11, 2003. We continue to have access to sufficient liquidity, and believe we will continue to have access, to meet ongoing operating requirements although that access is less reliable and could be more costly than it was previously.

Cash Requirements

      Visteon’s expected cash outflows related to debt have changed since December 31, 2003 as a result of completing in March 2004 the Notes Sale and the April 2004 Tender Offer as discussed further in Note 7 to the consolidated financial statements.

      As of March 31, 2004, Visteon had guaranteed about $22 million of borrowings held by unconsolidated joint ventures. In addition, we have guaranteed Tier 2 suppliers’ debt and lease obligations of about $16 million at March 31, 2004 to ensure the continued supply of essential parts.

      Cash required to meet capital expenditure needs in the first quarter 2004 was $198 million. Capital expenditures in 2004 are expected to be higher than historic levels as described below under “Cash Flows — Investing Activities.” Visteon’s cash and liquidity needs also are impacted by the level, variability, and timing of our customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. Our intra-year needs are impacted also by seasonal effects in the industry, such as the shutdown of operations for about two weeks in July, the subsequent ramp-up of new model production and the additional one-week shutdown in December by our primary North American customers. These seasonal effects normally require use of liquidity resources during the first and third quarters.

      Visteon expects improved performance for 2004 will result in cash from operating activities exceeding capital expenditure requirements, although this may not be the case during specific quarters. Based on our present assessment of future customer production levels over a two-year time horizon, we believe we can meet general and seasonal cash needs using cash flows from operations, cash balances and borrowings, if needed. Visteon also believes we can supplement these sources with access to the capital markets on satisfactory terms and in adequate amounts, if needed, although there can be no assurance that this will be the case.

Pension and Postretirement Benefits

      First quarter 2004 postretirement healthcare and life insurance expense decreased by $40 million when compared with the same period in 2003, primarily as a result of Visteon’s amended and restated agreements with Ford and the Medicare Act. Pension expense for first quarter of 2004 and 2003 was $63 million and $54 million, respectively, primarily reflecting lower discount rates and the effect of the 2003 Ford-UAW collective bargaining agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Legislation

      The Medicare Act was signed into law on December 8, 2003. This legislation provides for a federal subsidy beginning in 2006 to sponsors of retiree healthcare benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. Visteon’s plans generally provide retiree drug benefits that exceed the value of the benefit that will be provided by Medicare Part D, and we have concluded that our plans are actuarially equivalent, pending further definition of the criteria used to determine equivalence. This subsidy is estimated to reduce the benefit obligation for Visteon plans by $95 million as of March 31, 2004, and will be recognized through reduced retiree healthcare expense over the related employee future service lives, subject to final accounting guidance to be issued by the Financial Accounting Standards Board. The impact on Ford plans is included in the post retirement healthcare and life insurance expense decrease noted above.

Cash Flows

Operating Activities

      Cash provided by operating activities during the first quarter of 2004 totaled $105 million, compared with cash used by operating activities of $135 million for the same period in 2003. The improvement is largely explained by improved trade working capital flows primarily due to improved collections in part reflecting improved U.S. payment terms under Visteon’s recent agreement with Ford. Cash payments related to special charges, including those for severance and special pension benefits, were $67 million and $41 million during the first quarter of 2004 and 2003, respectively.

Investing Activities

      Cash used in investing activities was $195 million during the first quarter of 2004, compared with $153 million for the first quarter of 2003. Visteon’s capital expenditures in the first quarter of 2004 totaled $198 million, compared with $181 million for the same period in 2003. Our capital spending in 2004 is higher than historic levels as we undertake spending to fund new construction for consolidation of operations in Southeast Michigan and also to fund our IT infrastructure transition and improvements. Visteon anticipates that our facilities’ consolidation will allow us to centralize customer support functions, research and development, and selected business operations at lower operating costs. During the first quarter of 2004, Visteon sold $3 million of marketable securities, compared with net sales of securities of $22 million in the same period last year.

Financing Activities

      Cash provided by financing activities totaled $328 million in the first quarter of 2004, compared with cash usage of $22 million in the same period in 2003. The cash proceeds in 2004 reflect primarily the issuance of debt offset partially by funds used to repay maturing short-term commercial paper obligations, dividend payments and purchases of treasury stock.

      On April 13, 2004, the Visteon Board of Directors declared a dividend of $0.06 per share on Visteon’s common stock, payable on June 1, 2004, to the stockholders of record as of April 30, 2004. Visteon has paid a dividend each quarter since it became an independent, publicly traded company in June 2000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Outlook

      Revenue for the second quarter of 2004 is projected to be in the range of $4.7 billion to $4.8 billion, up from $4.6 billion in 2003, reflecting primarily non-Ford revenue growth. Visteon expects second quarter net income of $13 million to $25 million, or $0.10 per share to $0.20 per share.

      Visteon expects full year revenue to be between $18.6 billion and $18.8 billion in 2004, nearly a $1 billion improvement from 2003. This estimate is based on full year Ford North American vehicle production of 3.7 million units, which is similar to 2003 levels. The increase is expected to come from increased non-Ford sales, which is estimated to exceed $5 billion for full year 2004. Visteon expects net income of $90 million to $140 million, or $0.70 per share to $1.10 per share. Full year 2004 projected results include anticipated pre-tax special charges of up to $50 million. Visteon expects cash from operations to be higher than capital spending for the full year.

      The net income estimates above reflect an effective tax rate of 38%; however, the rate could vary quarter-to-quarter. The rate is largely dependent on our forecasted pre-tax income (loss) by country and includes the effect of deferred tax valuation allowances expected to be required by the end of the year. Changes in our forecast or actual results could have a significant impact on our effective tax rate for a given quarter or for the full year. Additionally, an adverse change in our forward-year outlook, particularly in the U.S., may change our assessment regarding the recoverability of our remaining net deferred tax asset and result in a further increase in our deferred tax valuation allowance. Such an increase would result in additional income tax expense and reduce net income in the applicable period.

Labor Matters

      On April 29, 2004, Visteon announced that it had reached a tentative agreement with the United Auto Workers union (“UAW”) on a seven-year supplement to their existing master collective bargaining agreement providing for wage and benefit levels for future covered hires that are significantly below those currently in place for Ford-UAW workers assigned to Visteon. Specific wage rates, benefits structure and other terms are pending the final agreement between the parties.

Cautionary Statement regarding Forward-Looking Information

      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. Visteon’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements, including, but not limited to, the following:

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

New Accounting Standards and Accounting Changes

      In December 2003, the FASB issued revised Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Application of FIN 46 was required during the fourth quarter of 2003 for interests in structures that are commonly referred to as special-purpose entities and for all other types of variable interest entities in the first quarter of 2004. The effect of applying the consolidation provisions of FIN 46 on Visteon’s results of operations or financial position as of March 31, 2004 was not significant.

      In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) (“SFAS 132-R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revised statement expands financial statement disclosures for defined benefit plans related to plan assets, investment policies, future benefit payments and plan contributions. Certain disclosure requirements of SFAS 132-R were effective for the year ended December 31, 2003, with additional disclosure requirements during 2004.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk

      Visteon’s net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Visteon’s on-going solution is to reduce the exposure through operating actions. We use foreign exchange forward contracts to manage a portion of our exposure.

      Visteon’s primary foreign exchange exposure includes the Mexican peso, euro, Canadian dollar and Czech koruna. Because of the mix between our costs and our revenues in various regions, we are exposed generally to weakening of the euro and to strengthening of the Mexican peso, Canadian dollar and Czech koruna. For transactions in these currencies, Visteon utilizes a strategy of partial coverage. As of March 31, 2004, our coverage for projected transactions in these currencies was about 60% for 2004.

      As of March 31, 2004 and December 31, 2003, the net fair value of financial instruments with exposure to currency risk was an asset of $2 million and a liability of $10 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $91 million and $81 million as of March 31, 2004 and December 31, 2003, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of our financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

      As of March 31, 2004 and December 31, 2003, the net fair value of interest rate swaps was an asset of $26 million and $15 million, respectively. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $5 million and $10 million as of March 31, 2004 and December 31, 2003, respectively. Because of hedge accounting under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” this reduction in value would not immediately affect Visteon’s reported income.

      The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (principally LIBOR) would be approximately $6 million as of March 31, 2004 and December 31, 2003. Approximately half of the increases in expense is related to variable-rate debt and half is related to interest rate swaps.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

Commodity Risk

      Visteon has entered into long-term agreements with some of our key suppliers of non-ferrous metals to protect Visteon from changes in market prices. In addition, some products Visteon manufactures and sells to Ford containing non-ferrous metals are price-adjusted monthly based on metal content and market price. During the third quarter of 2003, Visteon initiated the use of financial instruments to lock in pricing of its forward year copper purchases. As of March 31, 2004 and December 31, 2003, the net fair value of copper derivatives was an asset of $5 million and $2 million, respectively. The potential loss in fair value from a 10% adverse change in quoted prices would be $3 million and $2 million at March 31, 2004 and December 31, 2003, respectively. Because of hedge accounting under SFAS 133, this reduction in value would not immediately affect Visteon’s reported income.

      Natural gas is a commodity Visteon uses in its manufacturing processing, related primarily to glass production, as well as for heating our facilities. Uncertainty in both supply and demand for this commodity has led to price instability over the last three years. As of March 31, 2004, Visteon has locked in pricing on about 65% of its projected usage for 2004, through financial derivatives. As of March 31, 2004 and December 31, 2003, the net fair value of natural gas derivatives was an asset of $9 million. The potential loss in fair value of these derivative contracts from a 10% adverse change in quoted prices would be approximately $5 million at March 31, 2004 and December 31, 2003, respectively. Because of hedge accounting under SFAS 133, this reduction in value would not immediately affect Visteon’s reported income.

      Precious metals (for catalytic converter production) are purchased through a Ford-directed source; Ford accepts all market price risk. As a result, we presently do not enter into financial derivatives to hedge these potential exposures. Steel products are purchased for various uses but are not hedged due to the lack of such instruments in the market. Visteon’s exposure to steel price changes is managed through fixed-price contracts and negotiations with our suppliers and our customers.

ITEM 4.	CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, Visteon carried out an evaluation, under the supervision and with the participation of Visteon’s Disclosure Committee and management, including the Chief Executive Officer and the acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the acting Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in Visteon’s periodic SEC reports is recorded, processed, summarized and reported as and when required. Except as otherwise discussed herein, there have been no changes in Visteon’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Visteon’s internal control over financial reporting.

ITEM 4.	CONTROLS AND PROCEDURES — (Continued)

      In January 2003, we entered into a global IT outsourcing arrangement with IBM, which provides for, among other things, the transition of Visteon applications from Ford’s IT systems, upon which we have relied since our spin-off. The second major phase of this transition was initiated in April 2004, and includes the migration of the majority of our operating systems, including new business processes and IT systems utilized to record revenue and manage the related accounts receivable associated with sales to our largest customer, Ford. The migration of all remaining applications from Ford’s IT systems is expected to be substantially completed in the remainder of 2004. This transition may affect Visteon’s existing business processes including Visteon’s internal control over financial reporting. As this transition continues, it will be monitored and evaluated with regard to Visteon’s ability to process, record, summarize and report financial information.

      Certain of Visteon’s applications now reside within IBM’s data centers and are run by IBM. IBM has confirmed to Visteon that it has maintained the security controls as previously maintained, and Visteon has observed the physical security and environmental controls of the primary data center location. IBM contracts with an independent third party to perform reviews (“SAS 70 Type II”) of the control environment at its data centers, including physical security and environmental control; organization and administration; logical access controls; computer operations; and problem and change management. In 2004, IBM will contract for additional reviews of the control environment at its data centers, and we anticipate these reports will be available to Visteon, when issued, for our reliance with respect to these controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are involved in various legal proceedings, which are ordinary, routine proceedings, incidental to the conduct of our business. We do not believe that any legal proceedings to which we are a party will have a material adverse effect on our financial condition or results of operations, although such an outcome is possible.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The following table summarizes information relating to purchases made by or on behalf of Visteon, or an affiliated purchaser, of shares of our common stock during the first quarter of 2004.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value)
		Average	Purchased as	of Shares (or Units) that
	Total Number of	Price Paid	Part of Publicly	May Yet Be Purchased
	Shares (or Units)	per Share	Announced Plans	Under the Plans or
Period	Purchased(1)	(or Unit) $	or Programs	Programs

January 1, 2004 to January 31, 2004	230,000	11.3003	—	N/A
February 1, 2004 to February 29, 2004	670,000	10.9800	—	N/A
March 1, 2004 to March 31, 2004	—	—	—	N/A

Total	900,000	11.0618	—	N/A

(1)	All purchases were made in the open market pursuant to a program approved by the Board of Directors on December 10, 2003, but not publicly announced, which authorized the purchase of up to 3.5 million shares of Visteon common stock during fiscal year 2004 to be used solely to satisfy obligations under the company’s employee benefit programs.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      Please refer to the Exhibit Index on Page XX.

      (b) Reports on Form 8-K

      The Registrant filed the following Current Report on Form 8-K during the quarter ended March 31, 2004:

      Current Report on Form 8-K, dated January 8, 2004, in respect of Registrant’s press release dated January 8, 2004 related to a presentation to financial analysts and Registrant’s financial outlook.

      Current Report on Form 8-K, dated January 16, 2004, in respect of Registrant’s press release dated January 16, 2004 announcing that its Board of Directors had declared a cash dividend.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K — (Continued)

      Current Report on Form 8-K, dated January 23, 2004, in respect of Registrant’s press release dated January 23, 2004 announcing Registrant’s financial results for fourth quarter and full year 2003.

      Current Report on Form 8-K, dated February 27, 2004, in respect of Registrant’s press release dated February 27, 2004 announcing the retirement of an executive officer of Registrant.

      Current Report on Form 8-K, dated March 1, 2004, in respect of Registrant’s press release dated March 1, 2004 announcing the commencement of a cash tender offer for up to $250,000,000 aggregate principal amount of Registrant’s 7.95% Notes due 2005.

      Current Report on Form 8-K, dated March 3, 2004, in respect of Registrant’s press release dated March 3, 2004 announcing the pricing of $450 million in aggregate principal amount of Registrant’s notes due 2014.

      Current Report on Form 8-K, dated March 3, 2004, in respect of the completion of a public offering of $450 million in aggregate principal amount of Registrant’s 7.00% Senior Notes due 2014 on March 10, 2004 and a press release dated March 15, 2004 announcing the status of current tenders in connection with Registrant’s offer to purchase a certain portion of our 7.95% Notes due 2005.

      Current Report on Form 8-K, dated March 31, 2004, in respect of Registrant’s press release dated March 31, 2004 relating to the pricing of the tender offer for up to $250 million aggregate principal amount of Registrant’s 7.95% Notes due 2005, and Registrant’s press release dated April 1, 2004 relating to the appointment of an acting Chief Financial Officer.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ GLENDA J. MINOR

Glenda J. Minor
Vice President and Chief Accounting Officer

Date: May 3, 2004

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.
4.1	Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.2	Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.3	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Purchase and Supply Agreement dated as of December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.†
10.3	2003 Relationship Agreement dated December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.4	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.5	Aftermarket Relationship Agreement dated as of January 1, 2000 between Visteon and the Automotive Consumer Services Group of Ford is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.6	Amended and Restated Hourly Employee Assignment Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.7	Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.8	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).

Exhibit
Number		Exhibit Name

10.9		Visteon Corporation 2000 Incentive Plan is incorporated herein by reference to Appendix E to the Proxy Statement of Visteon dated March 26, 2001.*
10.10		Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10.10	.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.10 hereto entered into by Visteon with Messrs. Pestillo, Johnston, Coulson, Orchard, Chatterjee and Marcin, and Ms. Fox.*
10.11		Issuing and Paying Agency Agreement dated as of June 5, 2000 between Visteon and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.12		Corporate Commercial Paper — Master Note dated June 1, 2000 is incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.13		Letter Loan Agreement dated as of June 12, 2000 from The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.14		Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.15		Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.16		Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.17		Visteon Corporation Savings Parity Plan is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.18		Visteon Corporation Pension Parity Plan is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.19		Visteon Corporation Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.20		Executive Employment Agreement dated as of September 15, 2000 between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2001.*
10.21		Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*

Exhibit
Number		Exhibit Name

10.22		Visteon Corporation Executive Separation Allowance Plan is incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.23		Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain executive officers under the plans constituting Exhibits 10.14, 10.16, 10.17, 10.18, 10.19 and 10.22 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.24		Five-Year Revolving Loan Credit Agreement dated as of June 20, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.25		364-Day/1-Year Term-Out Credit Agreement dated as of June 19, 2003 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Citibank N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of Visteon dated July 29, 2003.
10.25	.1	First Amendment, dated as of February 27, 2004, to and under the 364-Day/1-Year Term-Out Credit Agreement dated as of June 19, 2003 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Citibank N.A., as syndication agent.
10.26		Five-Year Term Loan Credit Agreement dated as of June 25, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.27		Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*
10.28		Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.29		Employment Agreement effective as of January 1, 2004 between Visteon and Daniel R. Coulson is incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
12.1		Statement re: Computation of Ratios
15.1		Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated April 29, 2004 relating to Financial Information.
31.1		Rule 13a-14(a) Certification of Chief Executive Officer dated May 3, 2004.

Exhibit
Number	Exhibit Name

31.2	Rule 13a-14(a) Certification of acting Chief Financial Officer dated May 3, 2004.
32.1	Section 1350 Certification of Chief Executive Officer dated May 3, 2004.
32.2	Section 1350 Certification of acting Chief Financial Officer dated May 3, 2004.

†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

      In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.