Form 10-Q
period 2004-06-30
VISTEON CORP
filed 2004-07-30
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004, or

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

Yes  ✓    No

          As of July 28, 2004, the Registrant had outstanding 129,571,528 shares of common stock, par value $1.00 per share.

Exhibit index located on page number 39.

CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART II. OTHER INFORMATION
SIGNATURE
Schedule Identifying Identical Agreements to Revised Change in Control Agreement
364-Day Credit Agreement
Employment Agreement
Statement re: Computation of Ratios
Letter of PricewaterhouseCoopers LLP
Rule 13a-14(a) Certification of Chief Executive Officer
Rule 13a-14(a) Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

VISTEON CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended June 30, 2004 and 2003
(in millions, except per share amounts)

	Second Quarter		First Half

	2004	2003	2004	2003

	(unaudited)
Sales
Ford and affiliates	$3,491	$3,592	$7,128	$7,313
Other customers	1,379	1,021	2,714	2,004

Total sales	4,870	4,613	9,842	9,317
Costs and expenses (Notes 2 and 4)
Costs of sales	4,567	4,625	9,212	9,102
Selling, administrative and other expenses	236	239	499	481

Total costs and expenses	4,803	4,864	9,711	9,583
Operating income (loss)	67	(251)	131	(266)
Interest income	5	4	9	8
Debt extinguishment cost (Note 7)	11	—	11	—
Interest expense	24	24	47	47

Net interest expense and debt extinguishment cost	(30)	(20)	(49)	(39)
Equity in net income of affiliated companies (Note 2)	18	15	29	30

Income (loss) before income taxes and minority interests	55	(256)	111	(275)
Provision (benefit) for income taxes (Note 2)	12	(98)	29	(110)

Income (loss) before minority interests	43	(158)	82	(165)
Minority interests in net income of subsidiaries	12	9	21	17

Net income (loss)	$31	$(167)	$61	$(182)

Income (loss) per share (Note 8)
Basic	$0.25	$(1.33)	$0.49	$(1.45)
Diluted	0.24	(1.33)	0.48	(1.45)
Cash dividends per share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	June 30,	December 31,
	2004	2003

	(unaudited)
Assets
Cash and cash equivalents	$1,009	$953
Marketable securities	1	3

Total cash and marketable securities	1,010	956
Accounts receivable — Ford and affiliates	1,511	1,198
Accounts receivable — other customers (Note 6)	1,150	1,164

Total receivables, net (Note 2)	2,661	2,362
Inventories (Note 11)	834	761
Deferred income taxes (Note 2)	163	163
Prepaid expenses and other current assets (Note 2)	271	168

Total current assets	4,939	4,410
Equity in net assets of affiliated companies	208	215
Net property	5,369	5,369
Deferred income taxes (Note 2)	708	700
Other assets	238	270

Total assets	$11,462	$10,964

Liabilities and Stockholders’ Equity
Trade payables	$2,449	$2,270
Accrued liabilities	1,023	924
Income taxes payable (Note 2)	48	27
Debt payable within one year (Note 7)	244	351

Total current liabilities	3,764	3,572
Long-term debt (Note 7)	1,686	1,467
Postretirement benefits other than pensions	543	469
Postretirement benefits payable to Ford	2,097	2,090
Other liabilities	1,540	1,508

Total liabilities	9,630	9,106
Stockholders’ equity
Capital stock
Preferred stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 130 million and 131 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,297	3,288
Accumulated other comprehensive loss (Note 12)	(90)	(21)
Other	(31)	(19)
Accumulated deficit	(1,475)	(1,521)

Total stockholders’ equity	1,832	1,858

Total liabilities and stockholders’ equity	$11,462	$10,964

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2004 and 2003
(in millions)

	First Half

	2004	2003

	(unaudited)
Cash and cash equivalents at January 1	$953	$1,204
Cash flows provided by (used in) operating activities	352	(111)
Cash flows from investing activities
Capital expenditures	(370)	(403)
Purchases of securities	—	(48)
Sales and maturities of securities	3	118
Other	10	13

Net cash used in investing activities	(357)	(320)
Cash flows from financing activities
Commercial paper repayments, net	(81)	(65)
Other short-term debt, net	(19)	43
Proceeds from issuance of other debt, net of issuance costs	522	161
Repurchase of unsecured debt securities (Note 7)	(269)	—
Principal payments on other debt	(19)	(64)
Purchase of treasury stock	(11)	(5)
Cash dividends	(16)	(16)
Other, including book overdrafts	(38)	2

Net cash provided by financing activities	69	56
Effect of exchange rate changes on cash	(8)	19

Net increase (decrease) in cash and cash equivalents	56	(356)

Cash and cash equivalents at June 30	$1,009	$848

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1. Financial Statements

      The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, including normal recurring adjustments, necessary for a fair statement of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the consolidated financial statements and accompanying notes included in Visteon’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on February 13, 2004. Certain amounts for prior periods were reclassified to conform with present period presentation.

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

NOTE 2. Selected Costs, Income and Other Information

Depreciation and Amortization

      Depreciation and amortization expenses are summarized as follows:

	Second Quarter		First Half

	2004	2003	2004	2003

	(in millions)
Depreciation	$142	$144	$282	$284
Amortization	26	25	52	48

Total	$168	$169	$334	$332

Investments in Affiliates

      The following table presents summarized financial data for those affiliates accounted for under the equity method. The amounts represent 100% of the results of operations of these affiliates. Our share of their net income is reported in the line “Equity in net income of affiliated companies” on the Consolidated Statement of Income.

	Second Quarter		First Half

	2004	2003	2004	2003

	(in millions)
Net sales	$453	$334	$787	$625
Gross profit	87	70	148	137
Net income	35	30	56	60

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 2. Selected Costs, Income and Other Information — (Continued)

Accounts Receivable

      The allowance for doubtful accounts was $34 million at June 30, 2004 and $35 million at December 31, 2003.

Prepaid Expenses and Other Current Assets

      Prepaid expenses and other current assets include $190 million and $96 million of European value added and other tax receivables at June 30, 2004 and December 31, 2003, respectively.

Income Taxes

      Visteon’s provision (benefit) for income taxes, which is computed based upon income (loss) before income taxes excluding equity in net income of affiliated companies, reflects an effective tax rate of 32% for the second quarter and 35% for the first half of 2004, compared with 36% for both the second quarter and the first half of 2003. The rate in the first half of 2004 was impacted adversely by not recording the tax benefit related to losses in certain foreign jurisdictions where full valuation allowances are maintained and was impacted favorably by certain tax adjustments related to prior periods, including adjustments related to Visteon’s 2003 Federal income tax return, which was filed in May 2004, and the resolution of a foreign tax audit during the first quarter of 2004.

      The realization of Visteon’s remaining net deferred tax asset of about $870 million is dependent on achieving our forecast of 2004 taxable income in the U.S. and maintaining our forward-year outlook. Visteon has concluded that the estimates and underlying assumptions concerning the realization of our remaining net deferred tax asset are appropriate at this time. However, the ability to achieve our 2004 forecasted earnings in the U.S. could be impacted by a number of factors, including lower than expected Ford North American volumes in the second half of the year. Visteon will continue to monitor closely the forecast and actual results for the remainder of 2004. If, during a subsequent period, there is an adverse change in our current year U.S. forecast or forward-year outlook, we will update our assessment of the recoverability of our deferred tax assets and reduce them further as needed. Such a write-down would result in additional income tax expense and reduce net income significantly in the applicable period.

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

	Second Quarter		First Half

	2004	2003	2004	2003

	(in millions, except per share amounts)
Net income (loss), as reported	$31	$(167)	$61	$(182)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	4	3	6	4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(7)	(9)	(10)

Pro forma net income (loss)	$30	$(171)	$58	$(188)

Income (loss) per share:
As reported:
Basic	$0.25	$(1.33)	$0.49	$(1.45)
Diluted	0.24	(1.33)	0.48	(1.45)
Pro forma:
Basic	$0.24	$(1.36)	$0.46	$(1.49)
Diluted	0.24	(1.36)	0.45	(1.49)

      Shareholder approval was obtained in May 2004 for the Visteon Corporation 2004 Incentive Plan, as amended and restated (the “Incentive Plan”). The Incentive Plan was originally adopted effective as of June 28, 2000 as the 2000 Incentive Plan, and approved by shareholders on May 9, 2001. The amended and restated Incentive Plan includes changes to increase the maximum number of shares of common stock that may be issued by 1.8 million shares to 14.8 million shares and to change the maximum term of an option or stock appreciation right awarded under the plan after the effective date of the amendment to five years from ten years.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 4. Special Charges

First Half 2004 Actions

      Visteon recorded in costs of sales $5 million and $16 million of pre-tax special charges in the second quarter and first half of 2004, respectively, as summarized below:

	Second Quarter		First Half

	Pre-tax	After-tax	Pre-Tax	After-tax

	(in millions)
Restructuring and other charges:
Plant closure related	$5	$3	$10	$6
European Plan for Growth related	—	—	6	4

Total special charges	$5	$3	$16	$10

      Plant closure charges are related to the involuntary separation of up to 220 employees as a result of the planned closure of our La Verpilliere, France, manufacturing facility by the end of 2004. The involuntary separations of the employees at the La Verpilliere facility are expected to occur during the second half of 2004. European Plan for Growth charges are comprised of $6 million related to the separation of about 50 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002.

First Half 2003 Actions

      Visteon recorded in operating results $266 million and $297 million of pre-tax special charges in the second quarter and first half of 2003, respectively, as summarized below:

	Second Quarter		First Half

	Pre-tax	After-tax	Pre-Tax	After-tax

	(in millions)
Restructuring and other charges:
European Plan for Growth related	$45	$28	$48	$31
North American salaried related	—	—	18	11
Other actions	4	3	14	9

Total restructuring and other charges	49	31	80	51
Loss related to seating operations	217	139	217	139

Total special charges	$266	$170	$297	$190

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 4. Special Charges — (Continued)

      European Plan for Growth charges of $48 million are comprised of $42 million related to the involuntary separation of 675 hourly employees located in Germany and $6 million related to the separation of about 128 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002. North American salaried charges of $18 million are related to the involuntary separation of about 135 U.S. salaried employees. Other actions of $14 million include the elimination of about 120 manufacturing positions in Mexico and $4 million of non-cash charges related to the write-down of a group of coiled spring and stamping equipment at our Monroe, Michigan, plant for which production activities were discontinued and the future undiscounted cash flows were less than the carrying value of these fixed assets held for use. Of the $80 million of pre-tax restructuring and other charges described above, $5 million was recorded in selling, administrative and other expenses in the first quarter of 2003 and the remainder in costs of sales.

      During the second quarter of 2003, Visteon finalized an agreement with Ford Motor Company to transfer seat production located in Chesterfield, Michigan, to another supplier. As part of this agreement, about 1,470 Visteon-assigned Ford-UAW employees working at the Chesterfield, Michigan, facility transferred to Ford, and Visteon agreed to be responsible to reimburse Ford for the actual net costs of transferring seating production through June 2004, including costs related to Ford hourly employee voluntary retirement and separation programs that Ford is expected to implement, offset by certain cost savings expected to be realized by Ford. Included in costs of sales and our operating results for the second quarter of 2003 is $217 million related to the seating operations consisting of:

•	$114 million of payments to be made to Ford for the estimated costs of separating approximately 650 hourly Ford-UAW employees under Ford employee retirement and separation programs and relocation programs expected to be implemented by Ford during the transition process;

•	$60 million of net other contractually-committed cost payments to be made to Ford;

•	$25 million non-cash charge related to certain seating-related fixed assets; and

•	$18 million related to operating losses incurred between the effective date of the agreement (April 1, 2003) and the date the agreements were finalized (June 23, 2003).

      The ultimate costs and cash payments related to this agreement depend on several factors including the actual net costs incurred during the seating production transition phase. The most critical factors that impact this are the ultimate actual costs incurred related to the relocation, re-deployment and/or employment termination of the 1,470 Visteon-assigned Ford-UAW employees and the savings achieved by Ford (as defined in the agreement) resulting from resourcing production that will serve as an offset to the transition costs. The final determination of the net costs incurred by Ford related to this agreement is expected to be completed by the end of 2004, which may result in an adjustment to the previously established accruals and related expense. Visteon paid Ford about $37 million in the first half of 2004 and about $30 million in 2003 related to this agreement.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 4. Special Charges — (Continued)

Reserve Activity

      Reserve balances of $35 million and $45 million at June 30, 2004 and December 31, 2003, respectively, are included in current accrued liabilities on the accompanying balance sheets. The June 30, 2004 reserve balance includes $21 million related primarily to 2003 restructuring activities. Visteon currently anticipates that the restructuring activities to which all of the above charges relate will be substantially complete by the end of 2004.

	Automotive	Total
	Operations	Visteon

	(in millions)
December 31, 2003 reserve balance	$45	$45
First quarter 2004 actions:
Included in costs of sales	11	11
Second quarter 2004 actions:
Included in costs of sales	5	5

Total expense	16	16
Utilization	(26)	(26)

June 30, 2004 reserve balance	$35	$35

      Utilization in the first half of 2004 of $26 million was primarily related to severance pay.

Other Actions

      As previously announced, Visteon intends to move a portion of the operations at the Bedford, Indiana facility to another Visteon manufacturing facility, which will result in a reduction over time in workforce at the Bedford plant. Reductions are expected to be achieved through voluntary separation programs, with associated charges incurred and recorded as those programs are implemented.

      In addition, Visteon intends to implement programs to offer eligible Visteon-assigned Ford-UAW employees incentives to voluntarily retire. Costs associated with these actions, which could aggregate up to $25 million, would be recorded as the programs are implemented.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 5. Employee Retirement Benefits

      Visteon’s retirement plans’ expense for the second quarter and first half of 2004 and 2003, respectively, are summarized as follows:

	Retirement Plans				Health Care
					and Life
					Insurance
	U.S. Plans		Non-U.S. Plans		Benefits

	2004	2003	2004	2003	2004	2003

	(in millions)
Second Quarter

Service cost	$14	$14	$9	$8	$9	$6
Interest cost	16	15	16	13	12	11
Expected return on plan assets	(16)	(14)	(16)	(14)	—	—
Amortization of:
Plan amendments	3	3	2	3	(5)	(1)
(Gains) losses and other	1	—	1	—	6	2
Special termination benefits	—	—	—	3	—	—
Expense for Visteon-assigned Ford-UAW and certain salaried employees	27	104	—	—	38	94

Net pension/postretirement expense	$45	$122	$12	$13	$60	$112

First Half

Service cost	$28	$27	$18	$16	$18	$13
Interest cost	33	30	33	26	25	22
Expected return on plan assets	(32)	(28)	(31)	(27)	—	—
Amortization of:
Plan amendments	5	5	5	5	(10)	(3)
(Gains) losses and other	2	—	1	—	14	5
Special termination benefits	—	—	—	10	—	—
Expense for Visteon-assigned Ford-UAW and certain salaried employees	58	125	—	—	75	177

Net pension/postretirement expense	$94	$159	$26	$30	$122	$214

      The expense amount for Visteon-assigned Ford-UAW employees included in the table above for the second quarter and first half of 2003 includes pension expense of $85 million and retiree health care and life insurance expense of $17 million related to the transfer of the Chesterfield, Michigan, seat production as discussed further in Note 4.

      As of June 30, 2004, contributions to U.S. retirement plans and postretirement health care and life insurance plans were $71 million and $24 million, respectively, including payments to Ford of $53 million and $15 million, respectively. Visteon presently anticipates contributing an additional $109 million to U.S. retirement plans in 2004 for a total of $180 million, including additional payments to Ford of $54 million for a total of $107 million.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 5. Employee Retirement Benefits — (Continued)

      The Medicare Drug Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. This legislation provides for a federal subsidy beginning in 2006 to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. Visteon’s plans generally provide retiree drug benefits that exceed the value of the benefit that will be provided by Medicare Part D, and we have concluded that our plans are actuarially equivalent, pending further definition of the criteria used to determine equivalence. This subsidy is estimated to reduce the benefit obligation for Visteon plans by $95 million as of June 30, 2004, and will be recognized through reduced retiree health care expense over the related employee future service lives.

NOTE 6. Asset Securitization

United States

      In the first quarter of 2004, Visteon established a $100 million revolving accounts receivable securitization facility in the United States (“facility agreement”). Under this facility agreement, Visteon can sell a portion of its U.S. trade receivables to Visteon Receivables LLC (“VRL”), a wholly-owned consolidated special purpose entity. VRL may then sell, on a non-recourse basis (subject to certain limited exceptions), an undivided interest in the receivables to an asset-backed, multi-seller commercial paper conduit, which is unrelated to Visteon or VRL. The conduit typically finances the purchases through the issuance of commercial paper, with back-up purchase commitments from the conduit’s financial institution. The sale of the undivided interest in the receivables from VRL to the conduit is accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” When VRL sells an undivided interest to the conduit, VRL retains the remaining undivided interest. The carrying value of the remaining undivided interests approximates the fair market value of these receivables. The value of the undivided interest sold to the conduit is excluded from our consolidated balance sheet and will reduce our accounts receivable balance. Visteon continues to perform the collection and administrative functions related to the accounts receivable. The facility expires in March 2005 and can be extended annually through March 2008 based upon the mutual agreement of the parties. Additionally, the agreement contains financial covenants similar to our unsecured revolving credit facilities.

      At the time VRL sells the undivided interest to the conduit, the sale is recorded at fair market value with the difference between the carrying amount and fair value of the assets sold included in operating income as a loss on sale. This difference between carrying value and fair value is principally the estimated discount inherent in the facility agreement, which reflects the borrowing costs as well as fees and expenses of the conduit, and the length of time the receivables are expected to be outstanding. In the second quarter of 2004, VRL made an initial sale of a $45 million undivided interest in about $265 million of total receivables. The retained interest at June 30, 2004 of $220 million is included in Accounts receivable — other customers on the Consolidated Balance Sheet. The loss on sale was less than $1 million for the first half of 2004.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 6. Asset Securitization — (Continued)

Europe

      As of June 30, 2004 and December 31, 2003, Visteon has sold euro 37 million ($45 million) and euro 12 million ($15 million), respectively, of trade receivables under a European sale of receivables agreement with a bank. This agreement provides for the sale of up to euro 40 million in trade receivables.

NOTE 7. Debt

      Debt at June 30, 2004 and December 31, 2003, including the fair market value of related interest rate swaps, was as follows:

	June 30,	December 31,
	2004	2003

	(in millions)
Debt payable within one year
Commercial paper	$—	$81
Other — short-term	214	234
Current portion of long-term debt	30	36

Total debt payable within one year	244	351

Long-term debt
8.25% notes due August 1, 2010	695	716
7.00% notes due March 10, 2014	438	—
7.95% notes due August 1, 2005	256	518
Term loan due June 25, 2007	173	104
Other	124	129

Total long-term debt	1,686	1,467

Total debt	$1,930	$1,818

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

      On April 6, 2004, Visteon repurchased $250 million of our existing 7.95% five-year notes maturing on August 1, 2005. In the second quarter of 2004, Visteon recorded a pre-tax debt extinguishment charge of $11 million, consisting of redemption premiums and transaction costs ($19 million), offset partially by the accelerated recognition of gains from interest rate swaps associated with the repurchased debt ($8 million).

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 7. Debt — (Continued)

      Visteon has financing arrangements with a syndicate of third-party lenders that provide contractually committed, unsecured revolving credit facilities (the “Credit Facilities”). During the second quarter of 2004, the 364-day revolving credit facility in the amount of $565 million was renewed, which now expires in June 2005. In addition to the 364-day revolving facility, Visteon continues to have a five-year revolving credit facility in the amount of $775 million that expires in June 2007. The Credit Facilities also provide for a delayed draw term loan in the amount of $250 million, expiring in 2007, which is used primarily to finance new construction for facilities consolidation in Southeast Michigan. Borrowings under the Credit Facilities bear interest based on a variable rate interest option selected at the time of borrowing. The Credit Facilities contain certain affirmative and negative covenants including a covenant not to exceed a certain leverage ratio of net debt to EBITDA (excluding special charges and other items) of 3.5 to 1. Visteon has been in compliance with all covenants since the inception of the Credit Facilities.

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

	Second Quarter		First Half

	2004	2003	2004	2003

	(in millions, except per share amounts)
Numerator:
Net income (loss)	$31	$(167)	$61	$(182)

Denominator:
Average common stock outstanding	129.5	130.7	129.7	130.2
Less: Average restricted stock outstanding	(4.3)	(5.0)	(4.5)	(4.3)

Basic shares	125.2	125.7	125.2	125.9
Net dilutive effect of restricted stock and stock options	3.2	—	3.2	—

Diluted shares	128.4	125.7	128.4	125.9

Income (loss) per share:
Basic	$0.25	$(1.33)	$0.49	$(1.45)
Diluted	$0.24	$(1.33)	$0.48	$(1.45)

      For the second quarter and first half of 2003 potential common stock of about 713,000 shares and 613,000 shares, respectively, are excluded, as the effect would have been antidilutive due to the losses incurred during those periods. Options to purchase 7,693,000 shares of common stock at exercise prices ranging from $11 per share to $22 per share were outstanding during the first half of 2004 but were not included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the common shares. The options expire at various dates between 2009 and 2012.

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

      As a result of the application of FIN 46, the consolidated financial statements include the accounts of Lextron-Visteon Automotive Systems, LLC and MIG-Visteon Automotive Systems, LLC, both joint ventures 49% owned by Visteon or its subsidiaries, that supply integrated cockpit modules and other modules and systems to Nissan. Consolidation of these entities was based on an assessment of the amount of equity investment at risk, the subordinated financial support provided by Visteon, and that Visteon supplies the joint ventures’ inventory. The effect of consolidation on Visteon’s results of operations or financial position as of June 30, 2004 was not significant as substantially all of the joint ventures’ liabilities and costs are related to activity with Visteon.

      From June 30, 2002, a variable interest entity owned by an affiliate of a bank is included in Visteon’s consolidated financial statements. This entity was established in early 2002 to build a leased facility for Visteon to centralize customer support functions, research and development and administrative operations. Construction of the facility is planned to be completed in 2004 at a cost of about $250 million, with initial occupancy starting in mid-2004. As of June 30, 2004, this entity has incurred about $183 million in expenditures related to this facility.

NOTE 10. Product Warranty

      A reconciliation of changes in the product warranty liability is summarized as follows:

First Half

2004

(in millions)
Beginning balance	$22
Accruals for products shipped	13
Accruals related to pre-existing warranties (including changes in estimates)	9
Settlements	(10)

Ending balance	$34

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 11. Inventories

      Inventories are summarized as follows:

	June 30,	December 31,
	2004	2003

	(in millions)
Raw materials, work-in-process and supplies	$572	$518
Finished products	262	243

Total inventories	$834	$761

U.S. inventories	$475	$436

      The components of inventory at December 31, 2003 have been conformed to present period presentation to reclassify finished products inventory at several plant locations.

NOTE 12. Comprehensive Income (Loss)

      Comprehensive income (loss) is summarized as follows:

	Second Quarter		First Half

	2004	2003	2004	2003

	(in millions)
Net income (loss)	$31	$(167)	$61	$(182)
Change in foreign currency translation adjustments, net of tax	(44)	64	(71)	85
Other	—	10	2	17

Total comprehensive loss	$(13)	$(93)	$(8)	$(80)

      Accumulated other comprehensive loss is comprised of the following:

	June 30,	December 31,
	2004	2003

	(in millions)
Foreign currency translation adjustments, net of tax	$59	$130
Realized and unrealized gains on derivatives, net of tax	9	8
Unrealized loss on marketable securities, net of tax	—	(1)
Minimum pension liability, net of tax	(158)	(158)

Total accumulated other comprehensive loss	$(90)	$(21)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 13. Segment Information

      Visteon’s reportable operating segments are Automotive Operations and Glass Operations. Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

		(in millions)
Second Quarter

2004:
Sales	$4,733	$137	$4,870
Income before taxes	52	3	55
Net income	29	2	31
Special charges before taxes	5	—	5
Special charges after taxes	3	—	3
Total assets, end of period	11,208	254	11,462
2003:
Sales	$4,459	$154	$4,613
Income (loss) before taxes	(263)	7	(256)
Net income (loss)	(172)	5	(167)
Special charges before taxes	266	—	266
Special charges after taxes	170	—	170
Total assets, end of period	11,316	286	11,602
First Half

2004:
Sales	$9,566	$276	$9,842
Income before taxes	99	12	111
Net income	53	8	61
Special charges before taxes	16	—	16
Special charges after taxes	10	—	10
Total assets, end of period	11,208	254	11,462
2003:
Sales	$9,010	$307	$9,317
Income (loss) before taxes	(286)	11	(275)
Net income (loss)	(190)	8	(182)
Special charges before taxes	296	1	297
Special charges after taxes	189	1	190
Total assets, end of period	11,316	286	11,602

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

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by Visteon for matters discussed in the foregoing paragraph where losses are deemed probable; these reserves are adjusted periodically to reflect estimates of ultimate probable outcomes. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which reserves have not been established could be decided unfavorably to Visteon and could require Visteon to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at June 30, 2004. Visteon does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on our financial condition, results of operations or cash flows, although such an outcome is possible.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Visteon Corporation

      We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its subsidiaries as of June 30, 2004, and the related consolidated statement of income for each of the three-month and six-month periods ended June 30, 2004 and June 30, 2003 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2004 and June 30, 2003. These interim financial statements are the responsibility of the Company’s management.

      We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 22, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
July 20, 2004

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, including normal recurring adjustments, necessary for a fair statement of such information. Reference should be made to the consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on February 13, 2004.

Overview

      Visteon’s worldwide sales for the second quarter of 2004 were up about $257 million over the same period in 2003. Sales improvement largely came from nearly $244 million in net new business from non-Ford customers, although currency changes contributed $168 million as well. A six percent decline in Ford’s North American production volumes and the loss of $118 million in sales from our exited seating operations were significant negative factors in the quarter.

      Visteon’s worldwide sales in the first six months of 2004 were $9.8 billion, compared with $9.3 billion in the first six months of 2003. Sales to non-Ford customers reached $2.7 billion for the first half of 2004, an increase of $710 million over the comparable period in 2003, and accounted for 28% of total sales for the first six months.

      Net income for the second quarter of 2004 was $31 million, or $0.24 per share, an improvement of $198 million over a net loss of $167 million, or $1.33 per share, for the second quarter of 2003. Profit improvement came from the non-recurrence of special charges from the exit of seating operations in the second quarter of 2003 of $139 million. Additional improvement came from cost reductions, increased non-Ford business, and restructuring efforts.

      Net income for the first six months of 2004 was $61 million, or $0.48 per share, an improvement of $243 million over a net loss of $182 million, or $1.45 per share, for the first six months of 2003.

      Cash from operations was $352 million during the first half of 2004, an improvement of $463 million versus the same period last year. The improvement was due to higher profits and improved trade working capital. We ended the half with $1,010 million in cash and marketable securities and took further actions to enhance our liquidity and extend our maturity profile.

Results of Operations

Second Quarter 2004 Compared with Second Quarter 2003

      Sales for each of our segments for the second quarter of 2004 and 2003 are summarized in the following table:

	Second Quarter		2004
			over/(under)
	2004	2003	2003

	(in millions)
Automotive Operations	$4,733	$4,459	$274
Glass Operations	137	154	(17)

Total	$4,870	$4,613	$257

Memo: Sales to non-Ford customers
Amount	$1,379	$1,021	$358
Percentage of total sales	28%	22%	6	pts

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Sales for Automotive Operations were $4.7 billion in 2004, compared with $4.5 billion in 2003, an increase of $274 million or 6%. This increase reflects the impact of net new business with non-Ford customers of $244 million, favorable currency changes of $168 million, and higher Ford European production volume, offset partially by the impact of lower Ford North American production volume, the loss of revenue from the exit of seating operations of $118 million, and price reductions.

      Sales for Glass Operations were $137 million in 2004, compared with $154 million in 2003, a decrease of $17 million or 11%, reflecting primarily lower aftermarket revenue because of a mix of price reductions and lower volume.

      Costs of sales for the second quarter of 2004 were $4.6 billion, down $58 million compared with the second quarter of 2003. Costs of sales includes primarily material, labor, manufacturing overhead and other costs, such as product development costs. The decrease reflects the exit of our seating operations ($335 million, $217 million of which were special charges), and favorable cost performance of $137 million despite material surcharges and fuel cost increases. These decreased costs were offset partially by the variable costs of $286 million associated with higher production volumes including new business and higher Ford European production volume offset partially by lower Ford North American production volume, and currency fluctuations of $148 million. Special charges included in this line item were $5 million in 2004 and $266 million in 2003.

      Selling, administrative and other expenses for the second quarter of 2004 were $236 million, $3 million lower compared with the second quarter of 2003. The lower expenses reflect lower Information Technology (“IT”) costs as well as other efficiencies, offset partially by currency fluctuations of $7 million.

      Net interest expense and debt extinguishment cost of $30 million in the second quarter of 2004 was $10 million higher than second quarter of 2003 primarily due to an $11 million debt extinguishment charge.

      Equity in net income of affiliated companies was $18 million in the second quarter of 2004, compared with $15 million in the second quarter of 2003, with the change primarily related to our affiliates in Asia.

      Income (loss) before income taxes and minority interests, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows income (loss) before income taxes and minority interests for the second quarter of 2004 and 2003, for each of our segments:

	Second Quarter		2004
			over/(under)
	2004	2003	2003

	(in millions)
Automotive Operations	$52	$(263)	$315
Glass Operations	3	7	(4)

Total	$55	$(256)	$311

Memo:
Special charges included above	$(5)	$(266)	$261

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Automotive Operations’ second quarter 2004 income before income taxes and minority interests was $52 million compared with a loss of $263 million for the second quarter of 2003. Special charges before taxes in 2004 were down $261 million, $217 million from the exit of our seating operations in the second quarter of 2003. Favorable cost performance, net of reduced prices to our customers, material surcharges, fuel cost increases, and wage and benefit economic increases, despite our reduced OPEB costs, was $75 million. Additionally, second quarter 2004 results were impacted favorably by currency fluctuations of $13 million. Partial offsets to these improvements include $11 million in debt extinguishment costs and the impact of lower volume. The combination of lower Ford North American production volume, increased new business and higher Ford European production volume also reduced second quarter income.

      Income before income taxes and minority interests for Glass Operations in the second quarter of 2004 was $3 million compared with $7 million before taxes for the second quarter of 2003, reflecting lower aftermarket pricing and volume, offset partially by a reduction in OPEB costs.

      Provision (benefit) for income taxes represents an effective income tax rate of 32% in the second quarter of 2004 compared with 36% in the second quarter of the prior year. The rate for the second quarter of 2004 was impacted adversely by not recording the tax benefit related to losses in certain foreign jurisdictions where full valuation allowances are maintained and was impacted favorably by adjustments related to Visteon’s 2003 Federal income tax return, which was filed in May 2004.

      Minority interests in net income of subsidiaries was $12 million in the second quarter of 2004, compared with $9 million in the second quarter of 2003. Minority interest amounts are related primarily to Halla Climate Control Corporation located in Korea, in which we have a 70% ownership interest.

      Net income (loss) for the second quarter of 2004 and 2003 are shown in the following table for each of our segments:

	Second Quarter		2004
			over/(under)
	2004	2003	2003

	(in millions)
Automotive Operations	$29	$(172)	$201
Glass Operations	2	5	(3)

Total	$31	$(167)	$198

Memo:
Special charges included above	$(3)	$(170)	$167

      Visteon reported a net profit for the second quarter of 2004 of $31 million compared with a net loss of $167 million for the second quarter of 2003 because of the factors described above in income (loss) before income taxes. Special charges after taxes were $3 million for 2004 and $170 million for 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations

First Half 2004 Compared with First Half 2003

      Sales for each of our segments for the first half of 2004 and 2003 are summarized in the following table:

	First Half		2004
			over/(under)
	2004	2003	2003

	(in millions)
Automotive Operations	$9,566	$9,010	$556
Glass Operations	276	307	(31)

Total	$9,842	$9,317	$525

Memo: Sales to non-Ford customers
Amount	$2,714	$2,004	$710
Percentage of total sales	28%	22%	6	pts

      Sales for Automotive Operations in the first half were $9.6 billion in 2004, compared with $9.0 billion in 2003, an increase of $556 million or 6%. This increase is a result of the impact of new business with non-Ford customers of $417 million, favorable currency changes of $364 million, and higher Ford European production volumes offset partially by the impact of lower Ford North American production volume, the loss of revenue from the exit of seating operations of $246 million, and price reductions.

      Sales for Glass Operations in the first half were $276 million in 2004, compared with $307 million in 2003, a decrease of $31 million or 10%, resulting primarily from lower aftermarket revenue because of price reductions and lower volume.

      Costs of sales for the first half of 2004 were $9.2 billion, up $110 million compared with the first half of 2003. Costs of sales includes primarily material, labor, manufacturing overhead and other costs, such as product development costs. The increase reflects the variable costs associated with production volumes of $488 million (new business and higher Ford European production volume offset partially by Ford North American production volume) and currency fluctuations of $323 million, offset partially by an elimination of costs of $487 million (including $217 million of special charges) resulting from the exit of our seating operations, and favorable cost performance of $251 million (net of material surcharges and fuel cost increases). Special charges included in this line item were $16 million in 2004 and $292 million in 2003.

      Selling, administrative and other expenses for the first half of 2004 were $499 million, $18 million higher than the first half of 2003. The increase reflects primarily incremental IT actions of $18 million as well as currency translation of $16 million offset partially by efficiencies and the non-recurrence of special charges. Special charges included in this line item were $5 million for 2003.

      Net interest expense and debt extinguishment cost of $49 million in the first half of 2004 was $10 million higher than the first half of 2003 primarily due to an $11 million debt extinguishment charge.

      Equity in net income of affiliated companies was $29 million in the first half of 2004, compared with $30 million in the first half of 2003, with the change more than explained by our affiliates in Asia.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Income (loss) before income taxes and minority interests, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows income (loss) before income taxes and minority interests for the first half of 2004 and 2003, for each of our segments:

	First Half		2004
			over
	2004	2003	2003

	(in millions)
Automotive Operations	$99	$(286)	$385
Glass Operations	12	11	1

Total	$111	$(275)	$386

Memo:
Special charges included above	$(16)	$(297)	$281

      Automotive Operations’ first half 2004 income before income taxes and minority interests was $99 million compared with a loss of $286 million for the first half of 2003. The improvement resulted from the elimination of costs of $242 million (including $217 million of special charges) resulting from the exit of our seating operations and currency fluctuations of $25 million. Favorable cost performance, net of reduced prices to our customers, material surcharges, fuel cost increases, and wage and benefit economic increases, despite our reduced OPEB costs, was $81 million. Higher production volumes, including new business and higher Ford European production volume offset partially by lower Ford North American production volume, also improved first half income before taxes. Partial offsets to these improvements include $11 million in debt extinguishment costs. Special charges included in income (loss) before income taxes and minority interests were $16 million and $296 million in the first half of 2004 and 2003, respectively.

      Income before income taxes and minority interests for Glass Operations in the first half of 2004 was $12 million compared with $11 million for the first half of 2003 reflecting lower OPEB costs and improved architectural glass sales, offset partially by lower aftermarket glass pricing and volume.

      Provision (benefit) for income taxes represents an effective income tax rate of 35% for the first half of 2004 compared with 36% for the first half of 2003. The rate for the first six months was impacted adversely by not recording the tax benefit related to losses in certain foreign jurisdictions where full valuation allowances are maintained, and was impacted favorably by certain tax adjustments related to prior periods, including adjustments related to Visteon’s 2003 Federal income tax return, which was filed in May 2004, and the resolution of a foreign tax audit during the first quarter of 2004.

      Minority interests in net income of subsidiaries was $21 million in the first half of 2004, compared with $17 million in the first half of 2003. Minority interest amounts are related primarily to Halla Climate Control Corporation located in Korea, in which we have a 70% ownership interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Net income (loss) for the first half of 2004 and 2003 are shown in the following table for each of our segments:

	First Half		2004
			over
	2004	2003	2003

	(in millions)
Automotive Operations	$53	$(190)	$243
Glass Operations	8	8	—

Total	$61	$(182)	$243

Memo:
Special charges included above	$(10)	$(190)	$180

      Visteon reported a net profit for the first half of 2004 of $61 million compared with a net loss of $182 million for the first half of 2003 because of the factors described above in income (loss) before income taxes. Special charges after taxes were $10 million for the first half of 2004 and $190 million for the first half of 2003.

Restructuring, Dispositions and Special Charges

      The table below presents special charges related to restructuring initiatives and other actions during the second quarter and first half of 2004 and 2003:

	Automotive		Glass
	Operations		Operations		Total

	Second	First	Second	First	Second	First
	Quarter	Half	Quarter	Half	Quarter	Half

	(in millions)
2004 Special Charges:

Plant closure related	$(5)	$(10)	$—	$—	$(5)	$(10)
European Plan for Growth	—	(6)	—	—	—	(6)

Total 2004 special charges, before taxes	$(5)	$(16)	$—	$—	$(5)	$(16)

Total 2004 special charges, after taxes	$(3)	$(10)	$—	$—	$(3)	$(10)

2003 Special Charges:

North American seating operations	$(217)	$(217)	$—	$—	$(217)	$(217)
European Plan for Growth	(45)	(48)	—	—	(45)	(48)
North American salaried restructuring	—	(18)	—	—	—	(18)
Other actions	(4)	(13)	—	(1)	(4)	(14)

Total 2003 special charges, before taxes	$(266)	$(296)	$—	$(1)	$(266)	$(297)

Total 2003 special charges, after taxes	$(170)	$(189)	$—	$(1)	$(170)	$(190)

First Half 2004 Actions

      During the first half of 2004, Visteon incurred plant closure charges related to the involuntary separation of up to 220 employees as a result of the planned closure of our La Verpilliere, France, manufacturing facility by the end of 2004. The involuntary separations of the employees at the La Verpilliere facility are expected to occur during the second half of 2004. European Plan for Growth charges are comprised of $6 million related to the separation of about 50 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

First Half 2003 Actions

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

      Included in costs of sales and our operating results for the second quarter of 2003 is $217 million related to the seating operations consisting of:

•	$114 million of payments to Ford primarily for the estimated costs of separating approximately 650 hourly Ford-UAW employees under Ford employee retirement and separation programs and relocation programs expected to be implemented by Ford during the transition process;

•	$60 million of net other contractually-committed cost payments to Ford;

•	$25 million non-cash charge related to certain seating-related fixed assets;

•	$18 million related to operating losses incurred between the effective date of the agreement (April 1, 2003) and the date the agreements were finalized (June 23, 2003).

      The ultimate costs and cash payments related to this agreement depend on several factors including the actual net costs incurred during the seating production transition phase. The most critical factors that impact this are the ultimate actual costs incurred related to the relocation, re-deployment and/or employment termination of the 1,470 Visteon-assigned Ford-UAW employees and the savings achieved by Ford (as defined in the agreement) resulting from resourcing production that will serve as an offset to the transition costs. The final determination of the net costs incurred by Ford related to this agreement is expected to be completed by the end of 2004, which may result in an adjustment to the previously established accruals and related expense.

      European Plan for Growth charges of $48 million are comprised of $42 million related to the involuntary separation of 675 hourly employees located in Germany and $6 million related to the separation of about 128 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002. North American salaried charges of $18 million are related to the involuntary separation of about 135 U.S. salaried employees. Other actions of $14 million include the elimination of about 120 manufacturing positions in Mexico and $4 million of non-cash charges related to the write-down of a group of coiled spring and stamping equipment at our Monroe, Michigan, plant for which production activities were discontinued and the future undiscounted cash flows were less than the carrying value of these fixed assets held for use. Of the $80 million of pre-tax restructuring and other charges described above, $5 million was recorded in selling, administrative and other expenses in the first quarter of 2003 and the remainder in costs of sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Other

      Cash payments related to special charges, including those for severance and special pension benefits, were $100 million and $79 million during the first half of 2004 and 2003, respectively. The first half 2004 amount includes payments to Ford of about $37 million of previously accrued amounts related to an agreement entered into in 2003 to reimburse Ford for the actual net costs of transferring seating production, including costs related to Ford hourly employee voluntary retirement and separation programs that Ford is expected to implement.

      As previously announced, Visteon intends to move a portion of the operations at the Bedford, Indiana, facility to another Visteon manufacturing facility, which will result in a reduction over time in workforce at the Bedford plant. Reductions are expected to be achieved through voluntary separation programs, with associated charges incurred and recorded as those programs are implemented.

      In addition, Visteon intends to implement programs to offer eligible Visteon-assigned Ford-UAW employees incentives to voluntarily retire. Costs associated with these actions, which could aggregate up to $25 million, would be recorded as the programs are implemented.

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

      Visteon’s balance sheet reflects cash and marketable securities of $1,010 million and total debt of $1,930 million at June 30, 2004, compared with cash and marketable securities of $956 million and total debt of $1,818 million at December 31, 2003. The increase in cash and marketable securities is primarily due to the increase in debt, offset partially by an increase in trade working capital related to higher volumes at the end of the second quarter compared with the year end shutdown period. Visteon’s ratio of total debt to total capital, which consists of total debt plus total stockholders’ equity, was 51% at June 30, 2004 and 49% at December 31, 2003, and increased primarily because of the increase in debt.

Financing Arrangements

      On March 10, 2004, Visteon completed a public offering (the “Notes Sale”) of unsecured fixed-rate 7.00% term debt securities totaling $450 million in aggregate principal amount due in March 2014. Proceeds from the Notes Sale were used for a debt retirement and for general corporate purposes. Concurrent with the Notes Sale, Visteon announced an offer (the “Tender Offer”) to purchase for cash up to $250 million aggregate principal amount of our 7.95% notes due in August 2005. The Tender Offer expired on April 2, 2004 and $250 million of these notes were retired on April 6, 2004. In addition, Visteon reduced short-term debt by about $100 million, including an $81 million reduction in commercial paper.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      In March 2004, Visteon established a $100 million revolving accounts receivable securitization facility (the “facility”) in the U.S. The facility allows for sale of a portion of U.S. trade receivables to a wholly-owned consolidated special purpose entity, Visteon Receivables LLC (“VRL”), which may then sell an undivided interest in the receivables to an asset-backed multi-seller conduit which is unrelated to Visteon or VRL. At June 30, VRL had sold a $45 million undivided interest in a pool of $265 million of receivables. This sale generated $45 million of cash flow from operations in the second quarter of 2004. The facility expires in March 2005 and is extendible annually through March 2008 through mutual agreement of both parties, as discussed further in Note 6 to the consolidated financial statements.

      Visteon has financing arrangements providing contractually committed, unsecured revolving credit facilities with a syndicate of third-party lenders providing for a maximum of $1,590 million in committed, unsecured credit facilities (the “Credit Facilities”). The terms of the Credit Facilities provide for a 364-day revolving credit line in the amount of $565 million, which expires June 2005, and a five-year revolving credit line in the amount of $775 million, which expires June 2007. During the second quarter, we extended the term of the previous 364-day facility until June 2005 and increased the amount available. The Credit Facilities also provide for a five-year, delayed-draw term loan in the amount of $250 million, which is used primarily to finance new construction for facilities consolidation in Southeast Michigan. At June 30, 2004, there were no outstanding borrowings under either the 364-day or the five-year facility; there were $81 million of obligations under standby letters of credit under the five-year facility, and $173 million borrowed against the delayed-draw term loan. The Credit Facilities contain certain affirmative and negative covenants, including a financial covenant not to exceed a leverage ratio of net debt to EBITDA (excluding special charges and other items) of 3.5 to 1. In the opinion of management, Visteon has been in compliance with all covenants since the inception of the Credit Facilities. During 2004, we expect to continue to be in compliance, although there can be no assurance that this will be the case especially during quarters following seasonal shutdown periods, when our cash usage and short-term borrowings may increase temporarily.

      Visteon had maintained a commercial paper program utilizing the Credit Facilities as backup. As of June 30, 2004, Visteon had no outstanding commercial paper, compared with $81 million outstanding at December 31, 2003. Commercial paper is less available to Visteon than in prior years and, when available, only in significantly smaller amounts and for shorter durations.

      Visteon maintains a trade payables program through General Electric Capital Corporation (“GECC”) that provides financial flexibility to Visteon and its suppliers. When a supplier participates in the program, GECC pays the supplier the amount due from Visteon in advance of the original due date. In exchange for the earlier payment, our suppliers accept a discounted payment. Visteon pays GECC the full amount. Approximately $90 million and $100 million was outstanding to GECC under this program at June 30, 2004 and December 31, 2003, respectively. These amounts are reported in short-term debt. As part of the same program with GECC, Visteon is allowed to defer payment to GECC for a period of up to 30 days. At June 30, 2004, Visteon had not exercised the deferral option of the program.

      In addition, Visteon at times participates in a trade payables program offered by one of our customers. When we participate, our receivables are reduced and our cash balances are increased. We did not participate in the program as of June 30, 2004, although at December 31, 2003 our receivables had been reduced by $75 million due to this program.

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

Credit Ratings

      Our long-term credit rating with Standard & Poor’s (“S&P”) is BB+; with Moody’s it is Ba1, and with Fitch it is BBB-. Both S&P and Moody’s rate Visteon as “stable.” Fitch rates our short-term credit as F3. We continue to have access to sufficient liquidity, and believe we will continue to have access, to meet ongoing operating requirements although that access is less reliable and could be more costly than in prior years.

Cash Requirements

      Visteon’s expected near-term cash outflows related to debt have decreased since December 31, 2003 as a result of completing the March Notes Sale and the April Tender Offer as discussed further in Note 7 to the consolidated financial statements. The $500 million in notes due in August, 2005 has been reduced to $250 million and the weighted average maturity of Visteon’s long-term notes has been extended from 4.2 years to 6.6 years.

      As of June 30, 2004, Visteon had guaranteed about $22 million of borrowings held by unconsolidated joint ventures. In addition, we have guaranteed Tier 2 suppliers’ debt and lease obligations of about $16 million at June 30, 2004 to ensure the continued supply of essential parts.

      Cash required to meet capital expenditure needs in the second quarter of 2004 was $172 million. Capital expenditures in 2004, as in 2003, are expected to be higher than previous levels as described below under “Cash Flows — Investing Activities.” Visteon’s cash and liquidity needs also are impacted by the level, variability, and timing of our customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. Our intra-year needs are impacted also by seasonal effects in the industry, such as the shutdown of operations for about two weeks in July, the subsequent ramp-up of new model production and the additional one-week shutdown in December by our primary North American customers. These seasonal effects normally require use of liquidity resources during the first and third quarters.

      Visteon expects improved performance for 2004 will result in cash from operating activities being modestly higher than capital expenditure requirements, although this may not be the case during specific quarters. Based on our present assessment of future customer production levels over a two-year time horizon, we believe we can meet general and seasonal cash needs using cash flows from operations, cash balances and borrowings, if needed. Visteon also believes we can supplement these sources with access to the capital markets on satisfactory terms and in adequate amounts, if needed, although there can be no assurance that this will be the case.

Pension and Postretirement Benefits

      Second quarter 2004 postretirement health care and life insurance expense was $52 million lower than the same period in 2003, reflecting Ford’s assumption of a portion of the liability for Visteon-assigned Ford-UAW employees under the amended and restated agreements, lower restructuring charges and the Medicare Act, offset partially by lower discount rates. Pension expense for the second quarter of 2004 was $78 million lower than the same period in 2003, more than accounted for by $85 million related to the transfer of Chesterfield, Michigan, seat production, offset partially by lower discount rates and the effect of the 2003 Ford-UAW collective bargaining agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Legislation

      The Medicare Act was signed into law on December 8, 2003. This legislation provides for a federal subsidy beginning in 2006 to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. Visteon’s plans generally provide retiree drug benefits that exceed the value of the benefit that will be provided by Medicare Part D, and we have concluded that our plans are actuarially equivalent, pending further definition of the criteria used to determine equivalence. This subsidy is estimated to reduce the benefit obligation for Visteon plans by $95 million, and will be recognized through reduced retiree health care expense over the related employee future service lives. The impact on Ford plans is included in the post retirement health care and life insurance expense decrease noted above.

Cash Flows

Operating Activities

      Cash provided by operating activities during the first half of 2004 totaled $352 million, compared with cash used by operating activities of $111 million for the same period in 2003. The improvement is largely explained by higher profitability, improved trade working capital flows primarily due to improved collections on non-Ford receivables, an increase in the utilization of our receivables programs, and increased payables. Cash provided from the utilization of our receivables program was $75 million and $5 million during the first half of 2004 and 2003, respectively. Cash payments related to special charges, including those for severance and special pension benefits were $100 million and $79 million during the first half of 2004 and 2003, respectively.

Investing Activities

      Cash used in investing activities was $357 million during the first half of 2004, compared with $320 million for the first half of 2003. Visteon’s capital expenditures in the first half of 2004 totaled $370 million, compared with $403 million for the same period in 2003. Visteon’s capital spending in each of 2003 and 2004 will be higher than previous years as we undertake spending to fund new construction for consolidation of operations in Southeast Michigan and also to fund IT infrastructure transition and improvements. Visteon anticipates that the facilities’ consolidation will allow us to centralize customer support functions, research and development, and selected business operations at lower operating costs. During the first half of 2004, Visteon sold $3 million of marketable securities, compared with net sales of securities of $70 million in the same period last year.

Financing Activities

      Cash provided by financing activities totaled $69 million in the first half of 2004, compared with $56 million in the same period in 2003. The $69 million inflow in 2004 includes a net increase in debt of $200 million due to the March Notes Sale and April Tender Offer, offset partially by reductions in short-term debt and by dividend payments.

      On July 15, 2004, the Visteon Board of Directors declared a dividend of $0.06 per share on Visteon’s common stock, payable on September 1, 2004, to the stockholders of record as of July 30, 2004. Visteon has paid a dividend each quarter since it became an independent, publicly traded company in June 2000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Outlook

      Revenue for the third quarter of 2004 is projected to be in the range of $4.0 billion to $4.1 billion, up from $3.9 billion in 2003, reflecting primarily non-Ford revenue growth. Visteon expects third quarter net loss of $105 million to $90 million, or a loss of $0.80 per share to $0.70 per share; this includes an effective tax rate of 27%.

      Visteon expects full year revenue to be between $18.6 billion and $18.8 billion in 2004, nearly a $1 billion improvement from 2003. This estimate is based on full year Ford North American vehicle production of 3.65 million units, which is down from 2003 levels. The revenue increase is expected to come from increased non-Ford sales, which is estimated to be approximately $5.4 billion for full year 2004. Visteon expects net income of $75 million to $110 million, or $0.60 per share to $0.90 per share; this includes a full year effective tax rate of 38%. Full year 2004 projected results include anticipated pre-tax special charges of up to $50 million. Visteon expects cash from operations to be higher than capital spending for the full year.

      The full year effective tax rate of 38% is based on our most recent annualized forecast of pre-tax income (loss) by country and includes the effect of permanent book/tax differences and tax credits, as well as the effect of not recording tax benefits for losses in certain foreign countries where full valuation allowances are maintained. This rate is expected to fluctuate quarter-to-quarter, because of the valuation allowances. We will re-evaluate our full year effective tax rate again during the third quarter. Changes in our forecast or actual results could have a significant impact on our effective tax rate for a given quarter or for the full year. Additionally, we continue to monitor the recoverability of our remaining net deferred tax asset of approximately $870 million at June 30, 2004. Realization of this net deferred tax asset is dependent on achieving our forecast of 2004 taxable income in the U.S. and maintaining our forward-year outlook. We have concluded that the estimates and underlying assumptions concerning the realization of our remaining net deferred tax asset are appropriate at this time. However, the ability to achieve our 2004 forecasted earnings in the U.S. could be impacted by a number of factors, including lower than expected Ford North American volumes and higher steel and fuel prices in the second half of the year. We will continue to closely monitor our forecast and actual results for the remainder of 2004. If, during a subsequent period, there is an adverse change in our current year U.S. forecast or forward-year outlook, we will update the assessment of the recoverability of our deferred tax assets and reduce them further as needed. Such a write-down would result in additional income tax expense and reduce net income significantly in the applicable period.

Labor Matters

      On May 6, 2004, Visteon and the United Auto Workers union (“UAW”) entered into a seven-year supplement to their existing master collective bargaining agreement, which provides for wage and benefit levels for future covered hires that are significantly below those currently in place for Ford-UAW workers assigned to Visteon. The agreement covers employees at Visteon’s 15 UAW Master Agreement facilities in the United States. Under terms of the agreement, the starting wage will be $14 per hour, with a grow-in to a full rate of up to $18.50 per hour. The agreement also provides for, among other things, more cost-competitive health care, pension and postretirement medical benefits for covered hires.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      On June 13, 2004, Visteon Systems, LLC, a wholly-owned subsidiary of Visteon, and the IUE-CWA Local 907 entered into a four-year local operating agreement, covering approximately 1,026 hourly employees located at Visteon’s manufacturing facility in Bedford, Indiana. This agreement resolved a strike by workers at the facility that commenced upon the expiration of the prior agreement on May 30, 2004. As previously announced, Visteon intends to move a portion of the operations at the Bedford, Indiana facility to another Visteon manufacturing facility, which will result in a reduction over time in workforce at the Bedford plant. Reductions are expected to be achieved through voluntary separation programs, with associated charges incurred and recorded as those programs are implemented.

Cautionary Statement regarding Forward-Looking Information

      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. Visteon’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements, including, but not limited to, the following:

•	Visteon’s dependence on Ford.

•	Visteon’s ability to satisfy its pension and other post-employment benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.

•	Changes in vehicle production volume in markets where we operate, and in particular changes in Ford’s North American vehicle production volume.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers, particularly its largest customer, Ford, which is undergoing a comprehensive “revitalization plan.”

•	Visteon’s ability to increase sales to customers other than Ford and to maintain current business with, and to provide competitive quotes and win future business from, Ford.

•	Visteon’s ability to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, to maintain and improve its operating performance; to recover engineering and tooling costs; to streamline and focus its product portfolio; to sustain technological competitiveness; to compete favorably with automotive parts suppliers with lower cost structures and greater ability to rationalize operations; to achieve the benefits of its restructuring activities; and to exit non-performing businesses on satisfactory terms, particularly due to limited flexibility under existing labor agreements.

•	Visteon’s ability to satisfy its future capital and liquidity requirements; Visteon’s ability to access the credit and capital markets, which depends in large part on Visteon’s credit ratings (which have declined in the past and could decline further in the future); and Visteon’s ability to comply with financial covenants applicable to it.

•	Visteon’s ability to generate a sufficient level of taxable earnings to recover its remaining deferred tax assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	Visteon’s ability to reduce its cost structure by, among other things, reducing the number of Ford-UAW workers assigned to work at Visteon locations.

•	Restrictions in labor contracts with unions, and with the UAW in particular, that significantly restrict Visteon’s ability to close plants, divest unprofitable, noncompetitive businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Visteon’s ability to realize sales and profits from its book of business.

•	Legal and administrative proceedings, investigations and claims, including product liability, warranty, environmental and safety claims, and any recalls of products manufactured or sold by Visteon.

•	Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system, or fuel prices and supply.

•	The cyclical and seasonal nature of the automotive industry.

•	Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.

•	Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.

•	Delays in completing Visteon’s transition to an information technology environment that is separate from Ford’s environment and to a new facility for the majority of its central executive, administrative and engineering functions.

•	Other factors, risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

New Accounting Standards and Accounting Changes

      In December 2003, the FASB issued revised Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Application of FIN 46 was required during the fourth quarter of 2003 for interests in structures that are commonly referred to as special-purpose entities and for all other types of variable interest entities in the first quarter of 2004. The effect of applying the consolidation provisions of FIN 46 on Visteon’s results of operations or financial position as of June 30, 2004 was not significant.

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

      Visteon’s primary foreign exchange exposure includes the Mexican peso, euro, Canadian dollar and Czech koruna. Because of the mix between our costs and our revenues in various regions, we are exposed generally to weakening of the euro and to strengthening of the Mexican peso, Canadian dollar and Czech koruna. For transactions in these currencies, Visteon utilizes a strategy of partial coverage. As of June 30, 2004, our coverage for projected transactions in these currencies was about 60% for 2004.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

      As of June 30, 2004 and December 31, 2003, the net fair value of financial instruments with exposure to currency risk was an asset of $1 million and a liability of $10 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $96 million and $81 million as of June 30, 2004 and December 31, 2003, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of our financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

      As of June 30, 2004 and December 31, 2003, the net fair value of interest rate swaps was a liability of $16 million and an asset of $15 million, respectively. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $20 million and $10 million as of June 30, 2004 and December 31, 2003, respectively. Because of hedge accounting under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” this reduction in value would not immediately affect Visteon’s reported income.

      The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (principally LIBOR) would be approximately $6 million as of June 30, 2004 and December 31, 2003. Approximately half of the increases in expense is related to variable-rate debt and half is related to interest rate swaps.

Commodity Risk

      Visteon has entered into long-term agreements with some of our key suppliers of non-ferrous metals to protect Visteon from changes in market prices. In addition, some products Visteon manufactures and sells to Ford containing non-ferrous metals are price-adjusted monthly based on metal content and market price. During the third quarter of 2003, Visteon initiated the use of financial instruments to lock in pricing of its forward year copper purchases. As of June 30, 2004 and December 31, 2003, the net fair value of copper derivatives was an asset of $3 million and $2 million, respectively. The potential loss in fair value from a 10% adverse change in quoted prices would be $2 million at June 30, 2004 and December 31, 2003. Because of hedge accounting under SFAS 133, this reduction in value would not immediately affect Visteon’s reported income.

      Natural gas is a commodity Visteon uses in its manufacturing processing, related primarily to glass production, as well as for heating our facilities. Uncertainty in both supply and demand for this commodity has led to price instability over the last three years. As of June 30, 2004, Visteon has locked in pricing on about 75% of its remaining projected usage for 2004, through financial derivatives. As of June 30, 2004 and December 31, 2003, the net fair value of natural gas derivatives was an asset of $10 million and $9 million, respectively. The potential loss in fair value of these derivative contracts from a 10% adverse change in quoted prices would be approximately $5 million at June 30, 2004 and December 31, 2003, respectively. Because of hedge accounting under SFAS 133, this reduction in value would not immediately affect Visteon’s reported income.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

      Precious metals (for catalytic converter production) are purchased through a Ford-directed source; Ford accepts all market price risk. As a result, we presently do not enter into financial derivatives to hedge these potential exposures. Steel products are purchased for various uses but are not hedged due to the lack of such instruments in the market. Visteon’s exposure to steel price changes is managed through negotiations with our suppliers and our customers although there can be no assurance that Visteon will not have to absorb any or all price increases and/or surcharges.

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

      In January 2003, we entered into a global IT outsourcing arrangement with IBM, which provides for, among other things, the transition of Visteon applications from Ford’s IT systems, upon which we have relied since our spin-off. The second major phase of this transition was completed in April 2004, and included the migration of the majority of our operating systems, including new business processes and IT systems utilized to record revenue and manage the related accounts receivable associated with sales to our largest customer, Ford. The migration of all remaining applications from Ford’s IT systems is expected to be completed in the remainder of 2004. This transition may affect Visteon’s existing business processes including Visteon’s internal control over financial reporting. As this transition continues, it will be monitored and evaluated with regard to Visteon’s ability to process, record, summarize and report financial information.

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

      In May 2004, we issued a total of 6,000 restricted shares of common stock to two of our non-employee directors pursuant to the terms of the Visteon Corporation Restricted Stock Plan for Non-Employee Directors. Such issuances were exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering under Section 4(2).

      There were no purchases of shares of our common stock made by or on behalf of Visteon, or an affiliated purchaser, during the second quarter of 2004.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders was held on May 12, 2004. At the meeting, the following matters were submitted to a vote of the stockholders:

(1)	The election of four directors to serve for a three-year term beginning at the 2004 annual meeting of stockholders and expiring at the 2007 annual meeting of stockholders.

Nominee	For	Withheld

Steven K. Hamp	99,167,525	9,979,940
Michael F. Johnston	99,157,498	9,989,967
Karl J. Krapek	100,075,925	9,071,540
Robert M. Teeter	99,182,100	9,965,365

(2)	The ratification of the appointment of PricewaterhouseCoopers LLP as Visteon’s independent auditors for fiscal year 2004.

For	Against	Abstain	Broker Non-Votes

103,264,351	5,122,009	761,105	N/A

(3)	The approval of the Visteon Corporation 2004 Incentive Plan, as amended and restated.

For	Against	Abstain	Broker Non-Votes

55,607,112	32,402,203	1,176,462	19,961,688

(4)	The approval of the Visteon Corporation Non-Employee Director Stock Unit Plan.

For	Against	Abstain	Broker Non-Votes

76,242,631	11,209,297	1,733,849	19,961,688

(5)	A shareholder proposal relating to the adoption of a stockholder rights plan.

For	Against	Abstain	Broker Non-Votes

44,947,459	42,734,264	1,504,054	19,961,688

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — (Continued)

(6)	A shareholder proposal relating to the adoption of a code for Visteon’s international operations.

For	Against	Abstain	Broker Non-Votes

13,125,310	65,557,999	10,502,468	19,961,688

(7)	A shareholder proposal relating to voting leverage.

For	Against	Abstain	Broker Non-Votes

6,359,118	80,635,428	2,191,231	19,961,688

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      Please refer to the Exhibit Index on Page 39.

      (b) Reports on Form 8-K

      The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

      Current Report on Form 8-K, dated April 13, 2004, in respect of Registrant’s press release dated April 13, 2004 announcing that its Board of Directors had declared a cash dividend.

      Current Report on Form 8-K, dated April 22, 2004, in respect of Registrant’s press release dated April 22, 2004 announcing Registrant’s financial results for first quarter 2004.

      Current Report on Form 8-K, dated May 6, 2004, in respect of Registrant’s press release dated May 6, 2004 related to a supplemental agreement with the United Automobile Workers union.

      Current Report on Form 8-K, dated May 26, 2004, in respect of Registrant’s press release dated May 26, 2004 announcing the appointment of an Executive Vice President and Chief Financial Officer.

      Current Report on Form 8-K, dated June 15, 2004, in respect of Registrant’s press release dated June 14, 2004 related to the death of a member of the Board of Directors.

      Current Report on Form 8-K, dated June 29, 2004, in respect of Registrant’s press release dated June 28, 2004 announcing the appointment of the President and Chief Executive Officer.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ GLENDA J. MINOR

Glenda J. Minor
Vice President and
Chief Accounting Officer

Date: July 30, 2004

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.
4.1	Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.2	Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.3	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Purchase and Supply Agreement dated as of December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.†
10.3	2003 Relationship Agreement dated December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.4	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.5	Aftermarket Relationship Agreement dated as of January 1, 2000 between Visteon and the Automotive Consumer Services Group of Ford is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.6	Amended and Restated Hourly Employee Assignment Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.7	Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.8	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).

Exhibit
Number		Exhibit Name

10.9		Visteon Corporation 2004 Incentive Plan, as amended and restated, is incorporated herein by reference to Appendix B to the Proxy Statement of Visteon dated March 30, 2004.*
10.10		Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10.10	.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.10 hereto entered into by Visteon with Messrs. Pestillo, Johnston, Orchard, Palmer, Chatterjee and Marcin, and Ms. Fox.*
10.11		Issuing and Paying Agency Agreement dated as of June 5, 2000 between Visteon and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.12		Corporate Commercial Paper — Master Note dated June 1, 2000 is incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.13		Letter Loan Agreement dated as of June 12, 2000 from The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.14		Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.15		Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.16		Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.17		Visteon Corporation Savings Parity Plan is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.18		Visteon Corporation Pension Parity Plan is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.19		Visteon Corporation Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.20		Executive Employment Agreement dated as of September 15, 2000 between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2001.*
10.21		Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.22		Visteon Corporation Executive Separation Allowance Plan is incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*

Exhibit
Number	Exhibit Name

10.23	Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain executive officers under the plans constituting Exhibits 10.14, 10.16, 10.17, 10.18, 10.19 and 10.22 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.24	Five-Year Revolving Loan Credit Agreement dated as of June 20, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.25	364-Day Credit Agreement dated as of June 18, 2004 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Citibank, N.A., as syndication agent.
10.26	Five-Year Term Loan Credit Agreement dated as of June 25, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.27	Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*
10.28	Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.29	Employment Agreement effective as of January 1, 2004 between Visteon and Daniel R. Coulson is incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.30	Visteon Corporation Non-Employee Director Stock Unit Plan is incorporated herein by reference to Appendix C to the Proxy Statement of Visteon dated March 30, 2004.*
10.31	Employment Agreement effective as of June 2, 2004 between Visteon and James F. Palmer.*
12.1	Statement re: Computation of Ratios
15.1	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated July 20, 2004 relating to Financial Information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated July 30, 2004.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated July 30, 2004.
32.1	Section 1350 Certification of Chief Executive Officer dated July 30, 2004.
32.2	Section 1350 Certification of Chief Financial Officer dated July 30, 2004.

†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

      In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.