Form 10-Q
period 2004-09-30
VISTEON CORP
filed 2004-11-04
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004, or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-15827

VISTEON CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	38-3519512 (I.R.S. employer Identification number)
One Village Center Drive, Van Buren Township, Michigan (Address of principal executive offices)	48111 (Zip code)

Registrant’s telephone number, including area code: (800)-VISTEON

17000 Rotunda Drive, Dearborn, Michigan 48120

(Former address if changed since last report)

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

Yes  ✓    No

          As of October 29, 2004, the Registrant had outstanding 129,535,697 shares of common stock, par value $1.00 per share.

Exhibit index located on page number 44.

CONSOLIDATED STATEMENT OF OPERATIONS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART II. OTHER INFORMATION
SIGNATURE
Form of Terms and Conditions of Nonqualified Stock Options
Form of Terms and Conditions of Restricted Stock Grants
Form of Terms and Conditions of Restricted Stock Units
Form of Terms and Conditions of Stock Appreciation Rights
Schedule Indentifying Substantially Identical Agreements
Statement re: Computation of Ratios
Letter of PricewaterhouseCoopers LLP
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

VISTEON CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended September 30, 2004 and 2003
(in millions, except per share amounts)

	Third Quarter		First Nine Months

	2004	2003	2004	2003

	(unaudited)
Sales
Ford and affiliates	$2,772	$2,873	$9,900	$10,186
Other customers	1,382	1,011	4,096	3,015

Total sales	4,154	3,884	13,996	13,201
Costs and expenses (Notes 2 and 4)
Costs of sales	4,366	3,879	13,578	12,981
Selling, administrative and other expenses	223	262	722	743

Total costs and expenses	4,589	4,141	14,300	13,724
Operating income (loss)	(435)	(257)	(304)	(523)
Interest income	5	5	14	13
Debt extinguishment cost (Note 7)	—	—	11	—
Interest expense	28	24	75	71

Net interest expense and debt extinguishment cost	(23)	(19)	(72)	(58)
Equity in net income of affiliated companies (Note 2)	9	12	38	42

(Loss) before income taxes and minority interests	(449)	(264)	(338)	(539)
Provision (benefit) for income taxes (Note 3)	904	(99)	933	(209)

(Loss) before minority interests	(1,353)	(165)	(1,271)	(330)
Minority interests in net income of subsidiaries	7	3	28	20

Net (loss)	$(1,360)	$(168)	$(1,299)	$(350)

(Loss) per share (Note 8)
Basic and diluted	$(10.86)	$(1.34)	$(10.37)	$(2.78)
Cash dividends per share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30,	December 31,
	2004	2003

	(unaudited)
Assets
Cash and cash equivalents	$729	$953
Marketable securities	5	3

Total cash and marketable securities	734	956
Accounts receivable — Ford and affiliates	1,521	1,198
Accounts receivable — other customers (Note 6)	1,152	1,164

Total receivables, net (Note 2)	2,673	2,362
Inventories (Note 11)	891	761
Deferred income taxes (Note 3)	18	163
Prepaid expenses and other current assets (Note 2)	250	168

Total current assets	4,566	4,410
Equity in net assets of affiliated companies	213	215
Net property	5,060	5,369
Deferred income taxes (Note 3)	23	700
Other assets	231	270

Total assets	$10,093	$10,964

Liabilities and Stockholders’ Equity
Trade payables	$2,363	$2,270
Accrued liabilities	943	924
Income taxes payable	38	27
Debt payable within one year (Note 7)	535	351

Total current liabilities	3,879	3,572
Long-term debt (Note 7)	1,480	1,467
Postretirement benefits other than pensions	556	469
Postretirement benefits payable to Ford	2,123	2,090
Deferred income taxes (Note 3)	146	3
Other liabilities	1,422	1,505

Total liabilities	9,606	9,106
Stockholders’ equity
Capital stock
Preferred stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 130 million and 131 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,294	3,288
Accumulated other comprehensive loss (Note 12)	(67)	(21)
Other	(28)	(19)
Accumulated deficit	(2,843)	(1,521)

Total stockholders’ equity	487	1,858

Total liabilities and stockholders’ equity	$10,093	$10,964

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Periods Ended September 30, 2004 and 2003
(in millions)

	First Nine Months

	2004	2003

	(unaudited)
Cash and cash equivalents at January 1	$953	$1,204
Cash flows provided by operating activities	227	32
Cash flows from investing activities Capital expenditures	(573)	(641)
Purchases of securities	—	(48)
Sales and maturities of securities	3	118
Other	18	17

Net cash used in investing activities	(552)	(554)
Cash flows from financing activities
Commercial paper repayments, net	(31)	(66)
Other short-term debt, net	(30)	85
Proceeds from issuance of other debt, net of issuance costs	548	356
Repurchase of unsecured debt securities (Note 7)	(269)	—
Principal payments on other debt	(32)	(121)
Purchase of treasury stock	(11)	(5)
Cash dividends	(24)	(24)
Other, including book overdrafts	(48)	5

Net cash provided by financing activities	103	230
Effect of exchange rate changes on cash	(2)	27

Net decrease in cash and cash equivalents	(224)	(265)

Cash and cash equivalents at September 30	$729	$939

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

NOTE 2. Selected Costs, Income and Other Information

Depreciation and Amortization

      Depreciation and amortization expenses, which do not include asset impairment charges, are summarized as follows:

	Third Quarter		First Nine Months

	2004	2003	2004	2003

	(in millions)
Depreciation	$152	$142	$434	$426
Amortization	26	28	78	76

Total	$178	$170	$512	$502

Investments in Affiliates

      The following table presents summarized financial data for those affiliates accounted for under the equity method. The amounts represent 100% of the results of operations of these affiliates. Our share of their net income is reported in the line “Equity in net income of affiliated companies” on the Consolidated Statement of Operations.

	Third Quarter		First Nine Months

	2004	2003	2004	2003

	(in millions)
Net sales	$340	$375	$1,127	$1,000
Gross profit	50	81	198	218
Net income	20	23	76	83

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 2. Selected Costs, Income and Other Information — (Continued)

Accounts Receivable

      The allowance for doubtful accounts was $40 million at September 30, 2004 and $35 million at December 31, 2003. Allowance for doubtful accounts is determined considering factors such as length of time accounts are past due, historical experience of write-offs, and our customers’ financial condition. Accounts receivable are written-off when they become uncollectible.

Prepaid Expenses and Other Current Assets

      Prepaid expenses and other current assets include $134 million and $96 million of European value added and other tax receivables at September 30, 2004 and December 31, 2003, respectively.

Other

      Costs of sales were reduced by $20 million, and selling, administrative and other expenses were reduced by $15 million in the third quarter of 2004, related to adjustments made to estimated provisions for annual incentive compensation programs recorded during the first half of 2004. Costs of sales in the third quarter of 2004 were reduced by $49 million related to an adjustment made to product recall accruals as a result of settling a product recall claim.

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

	Third Quarter		First Nine Months

	2004	2003	2004	2003

	(in millions, except per share amounts)
Net (loss), as reported	$(1,360)	$(168)	$(1,299)	$(350)
Add: Stock-based employee compensation expense included in reported net (loss), net of related tax effects	6	2	12	6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11)	(4)	(20)	(14)

Pro forma net (loss)	$(1,365)	$(170)	$(1,307)	$(358)

(Loss) per share:
Basic and diluted — as reported	$(10.86)	$(1.34)	$(10.37)	$(2.78)
Basic and diluted — pro forma	$(10.90)	$(1.35)	$(10.43)	$(2.85)

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 3. Income Taxes

      Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating loss, tax credit and other carryforwards. Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and in making this evaluation, Visteon considers all available positive and negative evidence, including past results, the existence of cumulative losses in recent periods, and our forecast of taxable income for the current year and future years.

      In performing this analysis during the third quarter of 2004, Visteon considered the anticipated impact on our 2004 operating results from Ford’s lower than expected North American production estimates for the fourth quarter and full year 2004, as well as increased steel and fuel costs, which we have not been able to recover fully, and delays in the benefits that were expected to be achieved from labor strategies, such as flowbacks and plant-level operating agreements. In light of these recent developments, we no longer believe that Visteon’s forecast of 2004 taxable earnings in the U.S. will be achieved. Visteon believes that there is now sufficient negative evidence and uncertainty as to the timing of when we will be able to generate the necessary level of U.S. taxable earnings to recover our net deferred tax assets in the U.S., as such, a full valuation allowance against these deferred tax assets is required. Visteon also has concluded that full valuation allowances are required for deferred tax assets related to certain other foreign countries where recoverability is uncertain. Visteon ceased recording income tax benefits for losses in the U.S. and other affected countries as of July 1, 2004, and will maintain full valuation allowances against our deferred tax assets in the U.S. and applicable foreign countries, which include Germany and the United Kingdom, until sufficient positive evidence exists to reduce or eliminate them.

      Visteon’s provision for income taxes of $904 million for the third quarter of 2004 includes $872 million to write-down our net deferred tax assets, as of the beginning of the third quarter, in the U.S. and certain foreign countries. This charge is comprised of $901 million of deferred tax assets as of the beginning of the year and $48 million for income tax benefits recorded during the first half of 2004, partially offset by the reduction of related tax reserves, previously included in other liabilities, of $77 million. Visteon’s provision for income taxes also includes expense of $32 million and $109 million for the third quarter and first nine months of 2004, respectively, related to foreign countries where a valuation allowance is not considered necessary and whose operating results continue to be tax-effected.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 4. Special Charges and Dispositions

First Nine Months 2004 Actions

      Visteon recorded $336 million and $352 million of pre-tax special charges in costs of sales and $1,208 million and $1,172 million of after-tax special charges in the third quarter and first nine months of 2004, respectively, as summarized below:

	Third Quarter		First Nine Months

	Pre-tax	After-tax	Pre-tax	After-tax

	(in millions)
Restructuring and other charges:
Early retirement incentive and other related	$25	$25	$25	$25
Plant closure related	—	—	10	6
European Plan for Growth related	—	—	6	6
Adjustments to prior year’s expense	(1)	(1)	(1)	(1)

Total restructuring and other charges	24	24	40	36
Loss related to asset impairment charges	314	314	314	314
Adjustments related to seating operations	(2)	(2)	(2)	(2)
Deferred tax valuation allowance (Note 3)*	—	872	—	824

Total special charges	$336	$1,208	$352	$1,172

*	Third quarter 2004 amount includes $48 million of tax expense related to tax benefits recorded during the first half of 2004.

     Early retirement incentive and other related charges during the third quarter of 2004 are related to incentive programs offered to eligible Visteon-assigned Ford-UAW employees to voluntarily retire or to relocate in order to return to a Ford facility. About 500 employees elected to retire early at a cost of $18 million and about 210 employees have agreed to return to a Ford facility at a cost of $7 million.

      Plant closure charges are related to the involuntary separation of up to about 200 employees as a result of the closure of our La Verpilliere, France, manufacturing facility. As of September 30, 2004 about 170 employees have been separated, with the remainder expected to be separated by the end of 2004. European Plan for Growth charges are comprised of $6 million related to the separation of about 50 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002.

      In the third quarter of 2004, accrued liabilities of $3 million relating to prior year’s actions were credited to costs of sales, including $2 million related to costs to complete the transfer of seat production located in Chesterfield, Michigan, to another supplier, as discussed further in this note.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 4. Special Charges and Dispositions — (Continued)

      During the third quarter of 2004, the Automotive Operations recorded a pre-tax, non-cash impairment write-down of $314 million in costs of sales to reduce the net book value of certain long-lived assets. This write-down was based on an assessment by product line asset group, completed in the third quarter of 2004, of the recoverability of our long-lived assets in light of the challenging environment in which we operate, and included consideration of lower than anticipated Ford North American production volume and the related impact on our future operating projections. Assets are considered impaired if the book value is greater than the undiscounted cash flows expected from the use of the asset. As a result of this analysis the assets of the steering systems product group were impaired. The write-down was approximately $249 million in North America and $65 million in Europe and was determined on a “held for use” basis. Fair values were determined primarily based on prices for similar groups of assets determined by a third-party valuation firm.

      We continue to assess the recoverability of our long-lived assets in light of the challenging environment in which we operate and as part of our business planning process. If conditions, including the results of any discussions with Ford, indicate that any of these assets are impaired, impairment charges will be required, although we cannot predict the timing or range of amounts, if any, which may result. Visteon considers projected future undiscounted cash flows, trends and other circumstances in making such estimates and evaluations. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such factors as future automotive production volumes (primarily for Ford), selling price changes, labor cost changes, material cost changes, productivity and other cost savings and capital expenditures could significantly affect our evaluations.

First Nine Months 2003 Actions

      Visteon recorded in operating results $2 million and $299 million of pre-tax special charges in the third quarter and first nine months of 2003, respectively, as summarized below:

	Third Quarter		First Nine Months

	Pre-tax	After-tax	Pre-tax	After-tax

	(in millions)
Restructuring and other charges:
European Plan for Growth related	$8	$5	$56	$35
North American salaried related	—	—	18	12
Other actions	3	2	17	11
Adjustment to prior year’s expenses	(9)	(6)	(9)	(6)

Total restructuring and other charges	2	1	82	52
Loss related to seating operations	—	—	217	139

Total special charges	$2	$1	$299	$191

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 4. Special Charges and Dispositions — (Continued)

      European Plan for Growth charges of $56 million are comprised of $49 million related to the involuntary separation of 675 hourly employees located in Germany and $7 million related to the separation of about 141 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002. North American salaried charges of $18 million are related to the involuntary separation of about 135 U.S. salaried employees. Other actions of $17 million include the elimination of about 120 manufacturing positions in Mexico and $4 million of non-cash charges related to the write-down of a group of coiled spring and stamping equipment at our Monroe, Michigan, plant for which production activities were discontinued and the future undiscounted cash flows were less than the carrying value of these fixed assets held for use. Of the $82 million of pre-tax restructuring and other charges described above, $6 million was recorded in selling, administrative and other expenses and the remainder in costs of sales.

      Accrued restructuring liabilities relating to prior year’s restructuring actions of $9 million were credited to costs of sales in the third quarter of 2003, primarily as a result of reduced costs to complete the closure of the Markham, Ontario facility and the related employee separations.

      During the second quarter of 2003, Visteon finalized an agreement with Ford Motor Company to transfer seat production located in Chesterfield, Michigan, to another supplier. As part of this agreement, about 1,470 Visteon-assigned Ford-UAW employees working at the Chesterfield, Michigan, facility transferred to Ford, and Visteon agreed to be responsible to reimburse Ford for the actual net costs of transferring seating production through June 2004, including costs related to Ford hourly employee voluntary retirement and separation programs that Ford was expected to implement, offset by certain cost savings expected to be realized by Ford.

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

      A determination of the net costs that Visteon is responsible to reimburse Ford under this agreement was completed in the third quarter of 2004, subject to the final actuarial valuation results expected in the fourth quarter of 2004, resulting in a $2 million reduction in previously established accruals and a credit to costs of sales. Visteon paid Ford about $52 million in the first nine months of 2004 and about $30 million in 2003 under this agreement.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 4. Special Charges and Dispositions — (Continued)

Reserve Activity

      Reserve balances of $33 million and $45 million at September 30, 2004 and December 31, 2003, respectively, are included in current accrued liabilities on the accompanying balance sheets. The September 30, 2004 reserve balance includes $14 million related primarily to 2003 restructuring activities. Visteon currently anticipates that the restructuring activities to which all of the above charges relate will be substantially complete by the end of 2004.

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
December 31, 2003 reserve balance	$45	$—	$45
Included in costs of sales:
2004 actions	40	1	41
Adjustment to prior year’s expenses	(1)	—	(1)

Total expense	39	1	40
Utilization	(51)	(1)	(52)

September 30, 2004 reserve balance	$33	$—	$33

      Utilization in the first nine months of 2004 of $52 million is related to incentives paid related to the Ford-UAW early retirement program and severance pay related to other programs.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 5. Employee Retirement Benefits

      Visteon’s retirement plans’ expense for the third quarter and first nine months of 2004 and 2003, respectively, are summarized as follows:

	Retirement Plans				Health Care
					and Life
					Insurance
	U.S. Plans		Non-U.S. Plans		Benefits

	2004	2003	2004	2003	2004	2003

	(in millions)
Third Quarter
Service cost	$14	$13	$9	$8	$9	$7
Interest cost	16	14	15	13	12	11
Expected return on plan assets	(16)	(14)	(15)	(13)	—	—
Amortization of:
Plan amendments	2	2	3	2	(5)	(2)
(Gains) losses and other	1	—	1	—	6	3
Special termination benefits	—	—	—	3	—	—
Expense for Visteon-assigned Ford-UAW and certain salaried employees	27	25	—	—	38	77

Net pension/ postretirement expense	$44	$40	$13	$13	$60	$96

First Nine Months
Service cost	$42	$40	$27	$24	$27	$20
Interest cost	49	44	48	39	37	33
Expected return on plan assets	(48)	(42)	(46)	(40)	—	—
Amortization of:
Plan amendments	7	7	8	7	(15)	(5)
(Gains) losses and other	3	—	2	—	20	8
Special termination benefits	—	—	—	13	—	—
Expense for Visteon-assigned Ford-UAW and certain salaried employees	85	150	—	—	113	254

Net pension/ postretirement expense	$138	$199	$39	$43	$182	$310

      The expense amount for Visteon-assigned Ford-UAW employees included in the table above for the first nine months of 2003 includes pension expense of $85 million and retiree health care and life insurance expense of $17 million related to the transfer of the Chesterfield, Michigan, seat production as discussed further in Note 4.

      As of September 30, 2004, contributions to U.S. retirement plans and postretirement health care and life insurance plans were $138 million and $40 million, respectively, including payments to Ford of $80 million and $18 million, respectively. Visteon presently anticipates additional contributions to U.S. retirement plans and postretirement health care and life insurance plans of $29 million and $17 million, respectively in 2004 for a total of $167 million and $57 million, respectively, including additional payments to Ford of $28 million and $3 million, respectively, for totals of $108 million and $21 million, respectively.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 5. Employee Retirement Benefits — (Continued)

      The Medicare Drug Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. This legislation provides for a federal subsidy beginning in 2006 to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. Visteon’s plans generally provide retiree drug benefits that exceed the value of the benefit that will be provided by Medicare Part D, and we have concluded that our plans are actuarially equivalent, pending further definition of the criteria used to determine equivalence. This subsidy was estimated to reduce the benefit obligation for Visteon plans by $95 million as of March 31, 2004, and will be recognized through reduced retiree health care expense over the related employee future service lives, of which $7 million has been recognized in the first nine months of 2004.

NOTE 6. Asset Securitization

United States

      In the first quarter of 2004, Visteon established a revolving accounts receivable securitization facility in the United States (“facility agreement”) of up to $100 million. Under this facility agreement, Visteon can sell a portion of its U.S. trade receivables to Visteon Receivables LLC (“VRL”), a wholly-owned consolidated special purpose entity. VRL may then sell, on a non-recourse basis (subject to certain limited exceptions), an undivided interest in the receivables to an asset-backed, multi-seller commercial paper conduit, which is unrelated to Visteon or VRL. The conduit typically finances the purchases through the issuance of commercial paper, with back-up purchase commitments from the conduit’s financial institution. The sale of the undivided interest in the receivables from VRL to the conduit is accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” When VRL sells an undivided interest to the conduit, VRL retains the remaining undivided interest. The carrying value of the remaining undivided interests approximates the fair market value of these receivables. The value of the undivided interest sold to the conduit is excluded from our consolidated balance sheet and will reduce our accounts receivable balance. Visteon continues to perform the collection and administrative functions related to the accounts receivable. The facility expires in March 2005 and can be extended annually through March 2008 based upon the mutual agreement of the parties. Additionally, the agreement contains financial covenants similar to our unsecured revolving credit facilities.

      At the time VRL sells the undivided interest to the conduit, the sale is recorded at fair market value with the difference between the carrying amount and fair value of the assets sold included in operating income as a loss on sale. This difference between carrying value and fair value is principally the estimated discount inherent in the facility agreement, which reflects the borrowing costs as well as fees and expenses of the conduit, and the length of time the receivables are expected to be outstanding. For the first nine months of 2004, gross proceeds from new securitizations were $85 million; collections and repayments to the conduit were $45 million, resulting in net proceeds of $40 million. The retained interest at September 30, 2004 of $277 million is included in Accounts receivable — other customers on the Consolidated Balance Sheet. The loss on the sale of receivables and customer delinquencies were each less than $1 million for the first nine months of 2004.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 6. Asset Securitization — (Continued)

Europe

      As of September 30, 2004 and December 31, 2003, Visteon has sold euro 38 million ($47 million) and euro 12 million ($15 million), respectively, of trade receivables under a European sale of receivables agreement with a bank. This agreement currently provides for the sale of up to euro 60 million in trade receivables.

NOTE 7. Debt

      Debt at September 30, 2004 and December 31, 2003, including the fair market value of related interest rate swaps, was as follows:

	September 30,	December 31,
	2004	2003

	(in millions)
Debt payable within one year
Commercial paper	$50	$81
Other — short-term	204	234
Current portion of long-term debt	281	36

Total debt payable within one year	535	351

Long-term debt
8.25% notes due August 1, 2010	710	716
7.00% notes due March 10, 2014	447	—
7.95% notes due August 1, 2005	—	518
Term loan due June 25, 2007	198	104
Other	125	129

Total long-term debt	1,480	1,467

Total debt	$2,015	$1,818

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 7. Debt — (Continued)

      Visteon has financing arrangements with a syndicate of third-party lenders that provide contractually committed, unsecured revolving credit facilities (the “Credit Facilities”). During the second quarter of 2004, the 364-day revolving credit facility in the amount of $565 million was renewed, which now expires in June 2005. In addition to the 364-day revolving facility, Visteon continues to have a five-year revolving credit facility in the amount of $775 million that expires in June 2007. The Credit Facilities also provide for a delayed-draw term loan in the amount of $250 million, expiring in 2007, which is used primarily to finance new construction for facilities consolidation in Southeast Michigan. Borrowings under the Credit Facilities bear interest based on a variable rate interest option selected at the time of borrowing. The Credit Facilities contain certain affirmative and negative covenants including a covenant not to exceed a certain leverage ratio of consolidated total debt to consolidated EBITDA (as defined in the agreement) of 3.5 to 1. Visteon has been in compliance with all covenants since the inception of the Credit Facilities. As of September 30, 2004, there were no outstanding borrowings under either the 364-day or the five-year facility; however, there were $98 million of obligations under standby letters of credit under the five-year facility.

NOTE 8. (Loss) Per Share of Common Stock

      Basic (loss) per share of common stock is calculated by dividing reported net (loss) by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. The calculation of diluted income (loss) per share takes into account the effect of dilutive potential common stock, such as stock options, and contingently returnable shares, such as restricted stock.

	Third Quarter		First Nine Months

	2004	2003	2004	2003

	(in millions, except per share amounts)
Numerator:
Net (loss)	$(1,360)	$(168)	$(1,299)	$(350)

Denominator:
Average common stock outstanding	129.6	130.7	129.7	130.3
Less: Average restricted stock outstanding	(4.3)	(5.0)	(4.4)	(4.5)

Basic shares	125.3	125.7	125.3	125.8
Net dilutive effect of restricted stock and stock options	—	—	—	—

Diluted shares	125.3	125.7	125.3	125.8

(Loss) per share:
Basic and diluted	$(10.86)	$(1.34)	$(10.37)	$(2.78)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 8. (Loss) Per Share of Common Stock — (Continued)

      For the third quarter of 2004 and 2003 and first nine months of 2004 and 2003 potential common stock of about 3,410,000 shares, 1,030,000 shares, 3,238,000 shares and 751,000 shares respectively, are excluded, as the effect would have been antidilutive due to the losses incurred during those periods. Options to purchase 8,732,000 shares of common stock at exercise prices ranging from $10 per share to $22 per share were outstanding during the third quarter of 2004 but were not included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the common shares. The options expire at various dates between 2009 and 2012.

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

      As a result of the application of FIN 46, the consolidated financial statements include the accounts of Lextron-Visteon Automotive Systems, LLC and MIG-Visteon Automotive Systems, LLC, both joint ventures 49% owned by Visteon or its subsidiaries, that supply integrated cockpit modules and other modules and systems to Nissan. Consolidation of these entities was based on an assessment of the amount of equity investment at risk, the subordinated financial support provided by Visteon, and that Visteon supplies the joint ventures’ inventory. The effect of consolidation on Visteon’s results of operations or financial position as of September 30, 2004 was not significant as substantially all of the joint ventures’ liabilities and costs are related to activity with Visteon.

      From June 30, 2002, a variable interest entity owned by an affiliate of a bank is included in Visteon’s consolidated financial statements. This entity was established in early 2002 to build a leased facility for Visteon to centralize customer support functions, research and development and administrative operations. Construction of the facility is planned to be substantially completed in 2004, with initial occupancy started in mid-2004. As of September 30, 2004, this entity has incurred about $210 million of an expected total of $240 million in capital spending related to this facility.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 10. Product Warranty

      A reconciliation of changes in the product warranty liability is summarized as follows:

First Nine
Months
2004

(in millions)
Beginning balance	$22
Accruals for products shipped	20
Accruals related to pre-existing warranties (including changes in estimates)	10
Settlements	(17)

Ending balance	$35

NOTE 11. Inventories

      Inventories are summarized as follows:

	September 30,	December 31,
	2004	2003

	(in millions)
Raw materials, work-in-process and supplies	$645	$518
Finished products	246	243

Total inventories	$891	$761

U.S. inventories	$512	$436

      The components of inventory at December 31, 2003 have been conformed to present period presentation to reclassify finished products inventory at several plant locations.

NOTE 12. Comprehensive (Loss)

      Comprehensive (loss) is summarized as follows:

	Third Quarter		First Nine Months

	2004	2003	2004	2003

	(in millions)
Net (loss)	$(1,360)	$(168)	$(1,299)	$(350)
Change in foreign currency translation adjustments, net of tax	14	35	(57)	120
Other	9	(4)	11	13

Total comprehensive (loss)	$(1,337)	$(137)	$(1,345)	$(217)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 12. Comprehensive (Loss) — (Continued)

      Accumulated other comprehensive (loss) is comprised of the following:

	September 30,	December 31,
	2004	2003

	(in millions)
Foreign currency translation adjustments, net of tax	$73	$130
Realized and unrealized gains on derivatives, net of tax	19	8
Unrealized loss on marketable securities, net of tax	(1)	(1)
Minimum pension liability, net of tax	(158)	(158)

Total accumulated other comprehensive (loss)	$(67)	$(21)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 13. Segment Information

      Visteon’s reportable operating segments are Automotive Operations and Glass Operations. Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
Third Quarter
2004:
Sales	$4,029	$125	$4,154
(Loss) before taxes and minority interests	(441)	(8)	(449)
Net (loss)	(1,312)	(48)	(1,360)
Special charges before taxes	(335)	(1)	(336)
Special charges after taxes	(1,163)	(45)	(1,208)
Total assets, end of period	9,853	240	10,093

2003:
Sales	$3,753	$131	$3,884
(Loss) before taxes and minority interests	(260)	(4)	(264)
Net (loss)	(166)	(2)	(168)
Special charges before taxes	(3)	1	(2)
Special charges after taxes	(2)	1	(1)
Total assets, end of period	11,359	280	11,639

First Nine Months
2004:
Sales	$13,595	$401	$13,996
Income (loss) before taxes and minority interests	(342)	4	(338)
Net (loss)	(1,259)	(40)	(1,299)
Special charges before taxes	(351)	(1)	(352)
Special charges after taxes	(1,127)	(45)	(1,172)
Total assets, end of period	9,853	240	10,093

2003:
Sales	$12,763	$438	$13,201
Income (loss) before taxes and minority interests	(546)	7	(539)
Net income (loss)	(356)	6	(350)
Special charges before taxes	(299)	—	(299)
Special charges after taxes	(191)	—	(191)
Total assets, end of period	11,359	280	11,639

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

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by Visteon for matters discussed in the foregoing paragraph where losses are deemed probable; these reserves are adjusted periodically to reflect estimates of ultimate probable outcomes. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which reserves have not been established could be decided unfavorably to Visteon and could require Visteon to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at September 30, 2004. Visteon does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on our financial condition, results of operations or cash flows, although such an outcome is possible.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Visteon Corporation

      We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its subsidiaries as of September 30, 2004, and the related consolidated statement of operations for each of the three-month and nine-month periods ended September 30, 2004 and September 30, 2003 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2004 and September 30, 2003. These interim financial statements are the responsibility of the Company’s management.

      We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
October 19, 2004

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

Overview

      Visteon’s worldwide sales for the third quarter of 2004 were up $270 million over the same period in 2003. We continued to make progress in the diversification of our customer base, recording $1.38 billion in non-Ford sales for the quarter, including nearly $200 million in net new business. This non-Ford sales mark is the highest for any quarter in Visteon’s history and was an increase of 37% compared to the same quarter last year. This quarter also marked our lowest Ford sales quarter in our history, which was $2.77 billion, a decrease of 4% compared to the same period last year.

      Visteon’s worldwide sales in the first nine months of 2004 were $14.0 billion, compared with $13.2 billion in the first nine months of 2003. Sales to non-Ford customers reached $4.1 billion for the first nine months of 2004, an increase of $1.1 billion over the comparable period in 2003, and accounted for 29% of total sales for the first nine months.

      Significant special charges in the quarter, totaling $1.2 billion or $9.64 per share, contributed to a net loss of $1.36 billion, or $10.86 per share. Special charges included the non-cash increase in deferred tax asset valuation allowances of $872 million and a non-cash asset impairment write-down of $314 million to reduce the net book value of fixed assets related to the steering systems product group. Additionally, we recognized $25 million of charges related to early retirement and relocation programs to reduce our Master Agreement UAW workforce that we lease from Ford. Operating losses were primarily due to increasing material and fuel costs, which we have been unable to defray through pricing or other means, and the inflexible cost structure of our legacy businesses relative to production volumes. Our results were aided by product recall and annual incentive compensation accrual adjustments.

      Net loss for the first nine months of 2004 was $1,299 million, or $10.37 per share, a change of $949 million over a net loss of $350 million, or $2.78 per share, for the first nine months of 2003.

      Cash from operations was $227 million during the first nine months of 2004, an improvement of $195 million versus the same period last year, and we ended the first nine months of 2004 with $734 million in cash and marketable securities.

      Compared to the third quarter of 2004, we expect our revenues to increase in the fourth quarter of 2004, primarily due to the typical increase in Ford’s North American production volumes during the fourth quarter. However, our current cost structure combined with escalating material surcharges will challenge our operating performance for the rest of the year. As we announced previously, we are exploring strategic and structural changes to our business in the U.S. to achieve a sustainable and competitive business. We are currently in discussions with Ford regarding these and other matters. We cannot predict the impact such discussions or any related actions may have on our results of operations or financial condition at this time. Although we expect to reach an agreement, there can be no assurance that we will reach a favorable agreement with Ford in the near term or at all.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Restructuring, Dispositions and Special Charges

      The table below presents special charges related to deferred tax valuation allowances, fixed asset impairment write-downs, restructuring initiatives and other actions during the third quarter and first nine months of 2004 and 2003, which are discussed further in Notes 3 and 4 to the consolidated financial statements:

	Automotive		Glass
	Operations		Operations		Total

		First		First		First
	Third	Nine	Third	Nine	Third	Nine
	Quarter	Months	Quarter	Months	Quarter	Months

	(in millions)
2004 Special Charges
Loss related to asset impairment charges	$(314)	$(314)	$—	$—	$(314)	$(314)
Early retirement incentive and other related	(24)	(24)	(1)	(1)	(25)	(25)
Plant closure related	—	(10)	—	—	—	(10)
European Plan for Growth	—	(6)	—	—	—	(6)
Adjustment to prior year’s expense	3	3	—	—	3	3

Total 2004 special charges, before taxes	$(335)	$(351)	$(1)	$(1)	$(336)	$(352)

Special charges above, after taxes	$(335)	$(347)	$(1)	$(1)	$(336)	$(348)
Deferred tax valuation allowance *	(828)	(780)	(44)	(44)	(872)	(824)

Total 2004 special charges, after taxes	$(1,163)	$(1,127)	$(45)	$(45)	$(1,208)	$(1,172)

*	Third quarter 2004 amount includes $48 million of tax expense related to tax benefits recorded during the first half of 2004

2003 Special Charges
North American seating operations	$—	$(217)	$—	$—	$—	$(217)
European Plan for Growth	(8)	(56)	—	—	(8)	(56)
North American salaried restructuring	—	(18)	—	—	—	(18)
Other actions	(3)	(16)	—	(1)	(3)	(17)
Adjustment to prior year’s expense	8	8	1	1	9	9

Total 2003 special charges, before taxes	$(3)	$(299)	$1	$—	$(2)	$(299)

Special charges above, after taxes	$(2)	$(191)	$1	$—	$(1)	$(191)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

First Nine Months 2004 Actions

      During the third quarter of 2004, the Automotive Operations recorded a pre-tax, non-cash impairment write-down of $314 million in costs of sales to reduce the net book value of certain long-lived assets. This write-down was based on an assessment by product line asset group, completed in the third quarter of 2004, of the recoverability of our long-lived assets in light of the challenging environment in which we operate, and included consideration of lower than anticipated Ford North American production volume and the related impact on our future operating projections. Assets are considered impaired if the book value is greater than the undiscounted cash flows expected from the use of the asset. As a result of this analysis the assets of the steering systems product group were impaired. The write-down was approximately $249 million in North America and $65 million in Europe and was determined on a “held for use” basis. Fair values were determined primarily based on prices for similar groups of assets determined by a third-party valuation firm.

      Early retirement incentive and other related charges during the third quarter of 2004 are related to incentive programs offered to eligible Visteon-assigned Ford-UAW employees to voluntarily retire or to relocate in order to return to a Ford facility. About 500 employees elected to retire early at a cost of $18 million and about 210 employees have agreed to return to a Ford facility at a cost of $7 million.

      Plant closure charges are related to the involuntary separation of up to about 200 employees as a result of the closure of our La Verpilliere, France, manufacturing facility. As of September 30, 2004 about 170 employees have been separated, with the remainder expected to be separated by the end of 2004. European Plan for Growth charges are comprised of $6 million related to the separation of about 50 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002.

      In the third quarter of 2004, accrued liabilities of $3 million relating to prior year’s actions were credited to costs of sales, including $2 million related to costs to complete the transfer of seat production located in Chesterfield, Michigan, to another supplier.

      During the third quarter of 2004, Visteon recorded a non-cash charge of $872 million to increase valuation allowances against our deferred tax assets, as of the beginning of the third quarter, in the U.S. and certain foreign countries. This charge is comprised of $901 million of deferred tax assets as of the beginning of the year and $48 million for income tax benefits recorded during the first half of 2004, partially offset by the reduction of related tax reserves, previously included in other liabilities, of $77 million. Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and in making this evaluation, Visteon considers all available positive and negative evidence, including past results, the existence of cumulative losses in recent periods, and our forecast of taxable income for the current year and future years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      In performing this analysis during the third quarter of 2004, Visteon considered the anticipated impact on our 2004 operating results from Ford’s lower than expected North American production estimates for the fourth quarter and full year 2004, as well as increased steel and fuel costs, which we have not been able to recover fully, and delays in the benefits that were expected to be achieved from labor strategies, such as flowbacks and plant-level operating agreements. In light of these recent developments, we no longer believe that Visteon’s forecast of 2004 taxable earnings in the U.S. will be achieved. Visteon believes that there is now sufficient negative evidence and uncertainty as to the timing of when we will be able to generate the necessary level of U.S. taxable earnings to recover our net deferred tax assets in the U.S., as such, a full valuation allowance against these deferred tax assets is required. Visteon also has concluded that full valuation allowances are required for deferred tax assets related to certain other foreign countries where recoverability is uncertain. Visteon ceased recording income tax benefits for losses in the U.S. and other affected countries as of July 1, 2004. Visteon will maintain full valuation allowances against our deferred tax assets in the U.S. and applicable foreign countries, which include Germany and the United Kingdom, until sufficient positive evidence exists to reduce or eliminate them.

First Nine Months 2003 Actions

      Included in costs of sales and our operating results for the first nine months of 2003 is $217 million related to the North American seating operations. During the second quarter of 2003, Visteon finalized an agreement with Ford Motor Company to transfer seat production located in Chesterfield, Michigan, to another supplier. As part of this agreement, about 1,470 Visteon-assigned Ford-UAW employees working at the Chesterfield, Michigan, facility transferred to Ford, and Visteon agreed to be responsible to reimburse Ford for the actual net costs of transferring seating production through June 2004, including costs related to Ford hourly employee voluntary retirement and separation programs that Ford was expected to implement, offset by certain cost savings expected to be realized by Ford. A determination of the net costs that Visteon is responsible to reimburse Ford under this agreement was completed in the third quarter of 2004, subject to the final actuarial valuation results expected in the fourth quarter of 2004, resulting in a $2 million reduction in previously established accruals and a credit to costs of sales.

      European Plan for Growth charges of $56 million are comprised of $49 million related to the involuntary separation of 675 hourly employees located in Germany and $7 million related to the separation of about 141 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002. North American salaried charges of $18 million are related to the involuntary separation of about 135 U.S. salaried employees. Other actions of $17 million include the elimination of about 120 manufacturing positions in Mexico and $4 million of non-cash charges related to the write-down of a group of coiled spring and stamping equipment at our Monroe, Michigan, plant for which production activities were discontinued.

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

Other

      Cash payments related to special charges, including those related to the transfer of the North American seating operations and for severance and special pension benefits, were $145 million and $100 million during the first nine months of 2004 and 2003, respectively. Special charges before taxes for the first nine months of 2004 of $352 million consist of $314 million of non-cash charges and $38 million of charges which will be settled in cash.

      We continue to evaluate the possibility of partnerships, sales or closings involving other under-performing or non-core businesses. However, there can be no assurance that a transaction or other arrangement favorable to Visteon will occur in the near term or at all. In addition, we continue to assess the recoverability of our long-lived assets in light of the challenging environment in which we operate and as part of our business planning process. If conditions, including the results of any discussions with Ford, indicate that any of these assets are impaired, impairment charges will be required, although we cannot predict the timing or range of amounts, if any, which may result. Visteon considers projected future undiscounted cash flows, trends and other circumstances in making such estimates and evaluations. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such factors as future automotive production volumes (primarily for Ford), selling price changes, labor cost changes, material cost changes, productivity and other cost savings and capital expenditures could significantly affect our evaluations.

Results of Operations

Third Quarter 2004 Compared with Third Quarter 2003

      Sales for each of our segments for the third quarter of 2004 and 2003 are summarized in the following table:

	Third Quarter		2004
			over/(under)
	2004	2003	2003

	(in millions)
Automotive Operations	$4,029	$3,753	$276
Glass Operations	125	131	(6)

Total sales	$4,154	$3,884	$270

Memo: Sales to non-Ford customers
Amount	$1,382	$1,011	$371
Percentage of total sales	33%	26%	7	pts

      Sales for Automotive Operations were $4.0 billion in 2004, compared with $3.8 billion in 2003, an increase of $276 million or 7%. Third quarter Ford revenue declined by $104 million, or 4%, from the third quarter of 2003. Lower Ford production in North America decreased our revenue by more than $100 million. Price reductions and lower Jaguar production also reduced Ford revenue, but these factors were offset by additional content, Ford European volume, and favorable currency changes of $33 million. Non-Ford revenue increased $381 million, or 41%, including new vehicle launches and $37 million in favorable currency changes.

      Sales for Glass Operations were $125 million in 2004, compared with $131 million in 2003, a decrease of $6 million or 5%, reflecting lower volume and price reductions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Costs of sales for the third quarter of 2004 were $4.4 billion, up $487 million compared with the third quarter of 2003. Costs of sales include primarily material, labor, manufacturing overhead and other costs, such as product development costs. The increase reflects a non-cash asset impairment charge of $314 million related to our steering systems product group, net higher variable costs of $270 million associated with higher global production volumes including new business, currency changes of $55 million, $37 million in material surcharges, and $25 million for UAW early retirement and incentive flow-back programs. These increases were offset partially by the non-recurrence of $64 million for the 2003 UAW contract ratification, lower other postretirement benefit expense of $36 million, $49 million in adjustments to product recall accruals, $20 million in adjustments to annual incentive compensation accruals made during the first half of 2004, and manufacturing and material cost efficiencies.

      Selling, administrative and other expenses for the third quarter of 2004 were $223 million, $39 million lower compared with the third quarter of 2003. The lower expenses reflect Information Technology (“IT”) and other cost efficiencies, and adjustments to annual incentive compensation program accruals made in the first half of 2004 of $15 million, offset partially by currency fluctuations of $7 million.

      Net interest expense and debt extinguishment cost of $23 million in the third quarter of 2004 was $4 million higher than third quarter of 2003 primarily because of increased net debt.

      Equity in net income of affiliated companies was $9 million in the third quarter of 2004, compared with $12 million in the third quarter of 2003, with the change primarily related to our affiliates in Asia.

      (Loss) before income taxes and minority interests, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows (loss) before income taxes and minority interests for the third quarter of 2004 and 2003, for each of our segments:

	Third Quarter		2004
			(under)
	2004	2003	2003

	(in millions)
Automotive Operations	$(441)	$(260)	$(181)
Glass Operations	(8)	(4)	(4)

Total	$(449)	$(264)	$(185)

Memo:
Special charges included above	$(336)	$(2)	$(334)

      Automotive Operations’ third quarter 2004 loss before income taxes and minority interests was $441 million compared with a loss of $260 million for the third quarter of 2003. This includes a non-cash asset impairment charge of $314 million related to our steering systems product group, and $24 million in restructuring charges associated with UAW early retirements and the flow-back of workers to Ford, offset partially by the non-recurrence of 2003’s UAW contract ratification costs of $59 million, an adjustment to product recall accruals of $49 million, and a $34 million adjustment to accruals made during the first half of the year for annual incentive compensation. Favorable cost performance including a reduction in selling, administrative and other expenses and reduced other postretirement benefit expense were offset by reduced prices to our customers, material surcharges of $37 million, fuel cost increases, and wage and benefit economic increases.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Loss before income taxes and minority interests for Glass Operations in the third quarter of 2004 was $8 million compared with $4 million for the third quarter of 2003, primarily driven by lower volume, offset partially by the non-recurrence of 2003’s UAW contract ratification costs of $5 million, a $1 million adjustment to accruals made during the first half of the year for annual incentive compensation and $1 million in restructuring charges associated with UAW early retirements and the flow-back of workers to Ford.

      Provision (benefit) for income taxes was a provision of $904 million for the third quarter compared with a benefit of $99 million in the third quarter of 2003. The third quarter of 2004 includes a charge of $872 million related to additional valuation allowances established against the company’s deferred tax assets in the U.S. and certain foreign countries as of the beginning of the third quarter. This charge is comprised of $901 million related to deferred tax assets as of the beginning of the year and $48 million for income tax benefits recorded during the first half of 2004, offset partially by the reduction of related tax reserves of $77 million. In addition, Visteon has ceased recording income tax benefits for losses in the U.S. and other affected countries beginning July 1, 2004. Visteon’s provision for income taxes in the third quarter of 2004 includes $32 million of income tax expense for those foreign countries where deferred tax asset valuation allowances are not considered necessary and whose results continue to be tax-effected. Going forward, the need to maintain valuation allowances against our deferred tax assets in the U.S. and other affected countries will cause variability in our effective tax rate.

      Minority interests in net income of subsidiaries was $7 million in the third quarter of 2004 compared with $3 million in the third quarter of 2003. Minority interest amounts are related primarily to Halla Climate Control Corporation headquartered in Korea, in which we have a 70% ownership interest.

      Net (loss) for the third quarter of 2004 and 2003 are shown in the following table for each of our segments:

	Third Quarter		2004
			(under)
	2004	2003	2003

	(in millions)
Automotive Operations	$(1,312)	$(166)	$(1,146)
Glass Operations	(48)	(2)	(46)

Total	$(1,360)	$(168)	$(1,192)

Memo:
Special charges included above	$(1,208)	$(1)	$(1,207)

      Visteon reported a net loss for the third quarter of 2004 of $1,360 million compared with a net loss of $168 million for the third quarter of 2003 because of the factors described above in (loss) before income taxes, and an additional valuation allowance of $872 million against our deferred tax assets which includes $48 million of tax expense related to tax benefits recorded during the first half of 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

First Nine Months 2004 Compared with First Nine Months 2003

      Sales for each of our segments for the first nine months of 2004 and 2003 are summarized in the following table:

	First Nine Months		2004
			over/(under)
	2004	2003	2003

	(in millions)
Automotive Operations	$13,595	$12,763	$832
Glass Operations	401	438	(37)

Total sales	$13,996	$13,201	$795

Memo: Sales to non-Ford customers
Amount	$4,096	$3,015	$1,081
Percentage of total sales	29%	23%	6	pts

      Sales for Automotive Operations in the first nine months were $13.6 billion in 2004, compared with $12.8 billion in 2003, an increase of $832 million or 7%. This increase reflects higher non-Ford sales of $1.1 billion including $202 million of favorable currency changes. In addition, favorable currency changes of $232 million for Ford sales, and higher Ford European production volumes were offset partially by the impact of lower Ford North American production volume of more than $350 million, the loss of revenue from the exit of seating operations of $246 million, and price reductions.

      Sales for Glass Operations were $401 million in 2004, compared with $438 million in 2003, a decrease of $37 million or 8%, resulting primarily from price reductions and lower volume.

      Costs of Sales for the first nine months of 2004 were $13.6 billion, up $597 million compared with the first nine months of 2003. Costs of sales include primarily material, labor, manufacturing overhead and other costs, such as product development costs. Results were affected by special charges which were $352 million in 2004 and $293 million in 2003. The 2004 special charges included $314 million for the impairment of steering systems assets. The 2003 special charges included $217 million related to the exit of our seating business.

      Increased costs also reflected higher net variable costs of $825 million associated with higher global production volumes, including new business, increased costs resulting from currency fluctuations of $382 million and material surcharges of $50 million. These factors were offset partially by the elimination of costs of $270 million resulting from the exit of our seating operations (excluding special charges), and favorable cost performance, including reduced other postretirement benefit expense, of $387 million. Costs of sales was also impacted by the non-recurrence of 2003’s UAW contract ratification costs of $64 million, and adjustments to product recall accruals of $49 million.

      Selling, administrative and other expenses for the first nine months of 2004 were $722 million, $21 million lower compared with the first nine months of 2003. The decrease reflects efficiencies and spending controls, and reduced IT incremental infrastructure costs of $16 million offset partially by currency fluctuations of $23 million. Special charges included in this line item were $6 million for 2003.

      Net interest expense of $72 million in the first nine months of 2004 was $14 million higher than the first nine months of 2003, primarily due to $11 million of debt extinguishment costs from the Tender Offer, and higher U.S. debt levels.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Equity in net income of affiliated companies was $38 million in the first nine months of 2004, compared with $42 million in the first nine months of 2003, with the decrease related primarily to our affiliates in Asia.

      Income (loss) before income taxes and minority interests, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows income (loss) before income taxes for the first nine months of 2004 and 2003, for each of our segments:

	First Nine Months		2004
			over/(under)
	2004	2003	2003

	(in millions)
Automotive Operations	$(342)	$(546)	$204
Glass Operations	4	7	(3)

Total	$(338)	$(539)	$201

Memo:
Special charges included above	$(352)	$(299)	$(53)

      Automotive Operations’ first nine months 2004 loss before income taxes was $342 million compared with a loss of $546 million for the first nine months of 2003. Results were affected also by special charges which increased $53 million. The 2004 special charges included $314 million for the impairment of steering systems assets. The 2003 special charges included $217 million related to the exit of our seating business.

      The first nine months’ results were impacted by the non-recurrence of 2003’s UAW contract ratification costs of $59 million and, an adjustment to product recall accruals of $49 million. Favorable cost performance, net of reduced prices to our customers, material surcharges, fuel cost increases, and wage and benefit economic increases (despite our reduced other postretirement benefit costs), was $64 million. Higher production volumes, including new business and higher Ford European production volume offset partially by lower Ford North American production volume, improved first nine months loss before taxes. Results were also improved by $25 million (excluding special charges) reflecting the exit of our seating operations and currency fluctuations of $33 million.

      Income before income taxes for Glass Operations in the first nine months of 2004 was $4 million compared with $7 million before taxes for the first nine months of 2003, reflecting a reduction of aftermarket pricing and volume offset partially by lower other postretirement benefit costs.

      Provision (benefit) for income taxes was a provision of $933 million for the first nine months of 2004, compared with a benefit of $209 million for the first nine months of 2003. The first nine months of 2004 includes a charge of $824 million related to additional valuation allowances established against the company’s deferred tax assets in the U.S. and certain foreign countries. This charge is comprised of $901 million related to deferred tax assets as of the beginning of the year, partially offset by the reduction of related tax reserves of $77 million. Visteon’s results for the first nine months of 2004 reflect no income tax benefits for current year losses in the U.S. and other affected countries. In addition, Visteon’s provision for income taxes for the first nine months of 2004 includes $109 million of income tax expense for those foreign countries where deferred tax asset valuation allowances are not considered necessary and whose results continue to be tax-effected. Going forward, the need to maintain valuation allowances against our deferred tax assets in the U.S. and other affected countries will cause variability in our effective tax rate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Minority interests in net income of subsidiaries were $28 million in the first nine months of 2004 compared with $20 million in the first nine months of 2003. Minority interest amounts are related primarily to our 70% ownership interest in Halla Climate Control Corporation headquartered in Korea.

      Net income (loss) for the first nine months of 2004 and 2003 are shown in the following table for each of our segments:

	First Nine Months		2004
			(under)
	2004	2003	2003

	(in millions)
Automotive Operations	$(1,259)	$(356)	$(903)
Glass Operations	(40)	6	(46)

Total	$(1,299)	$(350)	$(949)

Memo:
Special charges included above	$(1,172)	$(191)	$(981)

      Visteon reported a net loss for the first nine months of 2004 of $1,299 million compared with a net loss of $350 million for the first nine months of 2003 because of the factors described above in income (loss) before income taxes, and additional valuation allowance of $824 million against our deferred tax assets. Special charges after taxes were $1,172 million for the first nine months of 2004 and $191 million for the first nine months of 2003.

Liquidity and Capital Resources

Overview

      Visteon finances its worldwide business with cash flows from operations, supplemented by a combination of liquidity sources, including but not limited to our cash balance, receivables-based programs, committed and uncommitted bank facilities, leasing arrangements, and the issuance of securities. These sources are used also to fund working capital needs, which are highly variable during the year because of changing customer production schedules.

      Visteon’s balance sheet reflects cash and marketable securities of $734 million and total debt of $2,015 million at September 30, 2004, compared with cash and marketable securities of $956 million and total debt of $1,818 million at December 31, 2003. The decline in cash and marketable securities is due primarily to an increase in trade working capital related to higher sales volumes at the end of the third quarter compared with the year-end shutdown period. As our operating profitability has become more concentrated with our foreign subsidiaries and joint ventures, our cash balance located outside the U.S. has grown. Approximately one-half of Visteon’s cash and marketable securities at September 30, 2004 were held in the United States. Visteon’s ability to move cash among our operating locations is subject to the operating needs of each location as well as restrictions imposed by local laws.

      Visteon’s ratio of total debt to total capital, which consists of total debt plus total stockholders’ equity, was 81% at September 30, 2004 and 49% at December 31, 2003, and increased primarily because of the increase in net loss reported during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Financing Arrangements

      On March 10, 2004, Visteon completed a public offering (the “Notes Sale”) of unsecured fixed-rate 7.00% term debt securities totaling $450 million in aggregate principal amount due in March 2014. Proceeds from the Notes Sale were used for a debt retirement and for general corporate purposes. Concurrent with the Notes Sale, Visteon announced an offer (the “Tender Offer”) to purchase for cash up to $250 million aggregate principal amount of our 7.95% notes due in August 2005. The Tender Offer expired on April 2, 2004, and $250 million of these notes were retired on April 6, 2004.

      In March 2004, Visteon established a revolving accounts receivable securitization facility (the “facility”) in the U.S. The facility allows for the sale of a portion of U.S. trade receivables to a wholly-owned consolidated special purpose entity, Visteon Receivables LLC (“VRL”), which may then sell an undivided interest in the receivables to an asset-backed multi-seller conduit which is unrelated to Visteon or VRL. At September 30, 2004, VRL had sold a $40 million undivided interest in a pool of $317 million of net receivables. The facility expires in March 2005 and is extendable annually through March 2008 through mutual agreement of both parties. The current maximum amount of undivided interests that VRL could sell to the conduit is approximately $70 million, although the amount would decrease in the event that Visteon’s credit rating were to be lowered.

      In Europe, Visteon has an agreement to sell up to euro 60 million in trade receivables to a bank. As of September 30, 2004 and December 31, 2003, Visteon has sold euro 38 million ($47 million) and euro 12 million ($15 million), respectively, of trade receivables under this agreement.

      Visteon has financing arrangements with a syndicate of third-party lenders that provide contractually committed, unsecured credit facilities in an aggregate maximum amount of $1,590 million (the “Credit Facilities”). The Credit Facilities include a 364-day revolving credit line in the amount of $565 million, which expires June 2005, a five-year revolving credit line in the amount of $775 million which expires June 2007, and a delayed-draw term loan in the amount of $250 million expiring in 2007, which is used primarily to finance new construction for our facilities consolidation in Southeast Michigan. Borrowings under the Credit Facilities bear interest based on a variable rate interest option selected at the time of borrowing and Visteon’s credit rating. Except for the construction related facility, Visteon and its subsidiaries may use the Credit Facilities for any and all general corporate purposes at the discretion of management. As of September 30, 2004, Visteon has borrowed about $198 million against the delayed-draw term loan facility. As of September 30, 2004, there were no outstanding borrowings under either the 364-day or the five-year facility; however, there were $98 million of obligations under standby letters of credit under the five-year facility, and, during the third quarter of 2004, Visteon borrowed and repaid $200 million under the 364-day revolving credit line to fund seasonal working capital needs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      The Credit Facilities contain various affirmative and negative covenants, including limited cross default provisions, a negative financial covenant, a limitation on sale and leaseback transactions, as well as other customary provisions. The cross default provisions of the Credit Facilities could be triggered by an uncured default by Visteon in the payment of the principal of or interest on any borrowing of Visteon of at least $5 million. Pursuant to the negative financial covenant, Visteon may not exceed a leverage ratio of consolidated total debt to consolidated EBITDA for the trailing four quarters of 3.5 to 1. Consolidated total debt is defined as the aggregate principal amount of all indebtedness of Visteon and its subsidiaries minus all amounts of cash and cash equivalents. Consolidated EBITDA is defined as Visteon’s consolidated net income plus the sum of income tax expense, interest expense, amortization or write-off of debt discount and debt issuance costs, depreciation and amortization expense, any non-recurring expenses or losses, and adjusting for any gain or loss from a discontinued operation, or other material acquisition or disposition. At September 30, 2004, Visteon was in compliance with this as well as all other covenants. This covenant would have allowed an increase in Visteon’s consolidated total debt of approximately $850 million at September 30, 2004. Visteon expects to continue to be in compliance with this and other covenants contained in the Credit Facilities.

      In addition, our indentures related to our unsecured debt securities contain cross default provisions which could be triggered by a default by Visteon or a significant subsidiary in its obligation to pay a principal or interest payment of $25 million or more.

      Visteon also has bilateral financing arrangements with three banks providing a total of $75 million of revolving credit which contain similar covenants to those contained in the Credit Facilities and which expire in June 2006. At September 30, 2004, there were no outstanding borrowings under these bilateral arrangements.

      At September 30, 2004, Visteon had $50 million of commercial paper outstanding, compared with $81 million outstanding at December 31, 2003. Moody’s short-term credit rating for Visteon is NP (Not Prime) while S&P’s short-term credit rating is WR (Withdrawn). These short-term credit ratings have significantly restricted Visteon’s access to the commercial paper market. Consequently, commercial paper is not relied upon as a source of short-term liquidity.

      Visteon maintains a trade payables program through General Electric Capital Corporation (“GECC”), subject to periodic review, that provides financial flexibility to Visteon and its suppliers. When a supplier participates in the program, GECC pays the supplier the amount due from Visteon in advance of the original due date. In exchange for the earlier payment, our suppliers accept a discounted payment. Visteon pays GECC the full amount. Approximately $72 million and $100 million was outstanding to GECC under this program at September 30, 2004 and December 31, 2003, respectively, which is included in our reported debt balance. The $72 million balance is supported by standby letters of credit. At September 30, 2004, the maximum advance payment allowed was $95 million. As part of the same program with GECC, Visteon is allowed to defer payment to GECC for a period of up to 30 days. As of September 30, 2004, Visteon had not exercised the deferral option of the program. This agreement with GECC is scheduled to expire in December 2005. Visteon is evaluating opportunities to replace GECC with another service provider.

      At December 31, 2003, Visteon participated in the Ford Supplier Early Pay program in which our receivables were reduced and our cash balances were increased. Visteon stopped participating in this program in the first quarter of 2004 and Ford is no longer offering this program to Visteon. At December 31, 2003, our receivables had been reduced by $75 million due to this program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Visteon uses interest rate swaps to manage its interest rate risk. These swaps effectively convert a portion of Visteon’s fixed rate debt into variable rate debt, and as a result, approximately 40% of Visteon’s borrowings are effectively on a fixed rate basis, while the remainder are subject to changes in short-term interest rates.

Credit Ratings

      Visteon’s long-term credit rating with Standard & Poor’s (“S&P”) is BB+; with Moody’s it is Ba1, and with Fitch it is BB+. Visteon was placed on Negative watch by all three agencies during the third quarter of 2004. Visteon’s access to liquidity has become less reliable and more costly as a result of recent rating agency actions, and any further downgrade in Visteon’s credit ratings could further reduce its access to capital, further increase the costs of future borrowings, and increase the possibility of more restrictive terms and conditions contained in any new or replacement financing arrangements.

Cash Requirements

      Visteon’s expected near-term cash outflows related to debt have changed since December 31, 2003 as a result of completing the March Notes Sale and the April Tender Offer as discussed further in Note 7 to the consolidated financial statements. The remaining balance of the 7.95% notes due August 1, 2005, of $250 million is now payable within one year. The weighted average maturity of Visteon’s long-term notes was 6.1 years at September 30, 2004, compared with 4.2 years in March 2004.

      As of September 30, 2004, Visteon had guaranteed about $22 million of borrowings held by unconsolidated joint ventures. In addition, we have guaranteed Tier 2 suppliers’ debt and lease obligations of about $16 million at September 30, 2004 to ensure the continued supply of essential parts.

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

      Primarily due to the impact on profitability of recent production cutbacks by Visteon’s largest customer and material surcharges, we currently do not expect cash flows from operations for 2004 to be greater than capital expenditures. In addition, capital expenditures in 2005 related to our facilities consolidation project are expected to be lower than in 2004. If cash flow from operations is not sufficient to fund capital spending in 2005, we expect to have access to sufficient liquidity to supplement such spending, including but not limited to cash balances, short-term borrowings under the Credit Facilities, receivables-based programs, other asset-backed financing such as leasing, and capital markets access. However, because of the uncertainty regarding economic and market conditions, as well as our discussions with Ford, there can be no assurance that sufficient liquidity from internal or external sources will be available at the times or in the amounts required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Pension and Postretirement Benefits

      Postretirement health care and life insurance expense during the third quarter 2004 was $36 million lower than the same period in 2003, reflecting Ford’s assumption of a portion of the liability for Visteon-assigned employees under the amended and restated agreements entered into with Ford in December 2003 and the Medicare Act, offset partially by lower discount rates. Pension expense for third quarter of 2004 was $4 million higher than the same period in 2003, reflecting primarily lower discount rates and the effect of the 2003 Ford-UAW collective bargaining agreement.

      Ford has disclosed recently that they have received a request for information from the Securities and Exchange Commission in connection with an inquiry related to accounting for pension and other post-retirement benefit plans. Ford charges Visteon for a portion of the cost of pension and other postretirement benefits that are provided by Ford to Visteon-assigned Ford-UAW employees and certain salaried employees, as determined by Ford’s actuaries. Given the early stage of this matter, Visteon is unable to predict the impact, if any, that this matter may have on our results of operations or financial position.

Legislation

      The Medicare Drug Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. This legislation provides for a federal subsidy beginning in 2006 to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. Visteon’s plans generally provide retiree drug benefits that exceed the value of the benefit that will be provided by Medicare Part D, and we have concluded that our plans are actuarially equivalent, pending further definition of the criteria used to determine equivalence. This subsidy is estimated to reduce the benefit obligation for Visteon plans by $95 million, and will be recognized through reduced retiree health care expense over the related employee future service lives, of which $7 million has been recognized in the first nine months of 2004. The impact on Ford plans is included in the postretirement health care and life insurance expense decrease noted above.

Cash Flows

Operating Activities

      Cash provided by operating activities during the first nine months of 2004 totaled $227 million, compared with cash provided by operating activities of $32 million for the same period in 2003. The improvement is more than explained by reduced pre-tax losses (net of non-cash asset impairment write-downs), improvements in non-Ford receivables and an increase in the utilization of our receivables-based programs. These improvements were offset partially by changes in Ford receivables and inventories. Cash provided from the utilization of our receivables-based programs was $72 million and $8 million during the first nine months of 2004 and 2003, respectively. Cash payments related to special charges, including those for severance and special pension benefits, were $145 million and $100 million during the first nine months of 2004 and 2003, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Investing Activities

      Cash used in investing activities was $552 million during the first nine months of 2004, compared with $554 million for the same period in 2003. Visteon’s capital expenditures in the first nine months of 2004 totaled $573 million, compared with $641 million for the same period in 2003. Visteon’s capital spending in each of 2003 and 2004 included spending to fund new construction for consolidation of operations in Southeast Michigan and also to fund IT infrastructure transition and improvements. Visteon anticipates that the facilities’ consolidation will allow us to centralize customer support functions, research and development, and selected business operations at lower recurring lease and operating costs. During the first nine months of 2004, Visteon sold $3 million of marketable securities, compared with net sales of securities of $70 million in the same period last year. Other investing cash flows are comprised mainly of proceeds from the sale of fixed assets.

Financing Activities

      Cash provided by financing activities totaled $103 million in the first nine months of 2004, compared with $230 million in the same period in 2003. Financing activities in the first nine months of 2004 include a net increase in debt of $200 million due to the March Notes Sale and April Tender Offer, offset partially by reductions in short term debt and other debt.

      On October 18, 2004, the Visteon Board of Directors declared a dividend of $0.06 per share on Visteon’s common stock payable on December 1, 2004, to the stockholders of record as of October 29, 2004.

Cautionary Statement regarding Forward-Looking Information

      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. Visteon’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements, including, but not limited to, the following:

•	Visteon’s dependence on Ford, and our ability to make necessary strategic and structural changes to our business to achieve a sustainable and competitive business, including addressing the cost structure of our legacy operations.

•	Changes in vehicle production volume of our customers in the markets where we operate, and in particular changes in Ford’s North American vehicle production volume.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers, particularly its largest customer, Ford.

•	Visteon’s ability to win new business from customers other than Ford and to maintain current business with, and win future business from, Ford, and, Visteon’s ability to realize expected sales and profits from new business.

•	Increases in commodity costs or disruptions in the supply of commodities, including steel, resins, fuel and natural gas.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	Visteon’s ability to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, to maintain and improve its operating performance; to recover engineering and tooling costs; to streamline and focus its product portfolio; to sustain technological competitiveness; to compete favorably with automotive parts suppliers with lower cost structures and greater ability to rationalize operations; to achieve the benefits of its restructuring activities; and to exit non-performing businesses on satisfactory terms, particularly due to limited flexibility under existing labor agreements.

•	Visteon’s ability to reduce its cost structure by, among other things, reducing the number of Ford-UAW workers assigned to work at Visteon locations.

•	Restrictions in labor contracts with unions, and with the UAW in particular, that significantly restrict Visteon’s ability to close plants, divest unprofitable, noncompetitive businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.

•	Visteon’s ability to satisfy its future capital and liquidity requirements; Visteon’s ability to access the credit and capital markets, which depends in large part on Visteon’s credit ratings (which have declined in the past and could decline further in the future); and Visteon’s ability to comply with financial covenants applicable to it.

•	Visteon’s ability to satisfy its pension and other post-employment benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost effective basis.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Legal and administrative proceedings, investigations and claims, including product liability, warranty, environmental and safety claims, and any recalls of products manufactured or sold by Visteon.

•	Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system, or fuel prices and supply.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	The cyclical and seasonal nature of the automotive industry.

•	Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.

•	Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.

•	Delays in completing Visteon’s transition to an information technology environment that is separate from Ford’s environment and Visteon’s ability to transition to new information technology systems and applications, which could have an effect on Visteon’s internal control over financial reporting.

•	Other factors, risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.

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

New Accounting Standards and Accounting Changes

      In December 2003, the FASB issued revised Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Application of FIN 46 was required during the fourth quarter of 2003 for interests in structures that are commonly referred to as special-purpose entities and for all other types of variable interest entities in the first quarter of 2004. The effect of applying the consolidation provisions of FIN 46 on Visteon’s results of operations or financial position as of September 30, 2004 was not significant.

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

Other Financial Information

      PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed a limited review of the financial data presented on page 1 through 20 inclusive. The review was performed in accordance with standards for such reviews established by the Public Company Accounting Oversight Board (United States). The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” with the meaning of Sections 7 and 11 of the 1933 Act and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

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

      Visteon’s primary foreign exchange exposure includes the Mexican peso, euro, Canadian dollar and Czech koruna. Because of the mix between our costs and our revenues in various regions, we are exposed generally to weakening of the euro and to strengthening of the Mexican peso, Canadian dollar and Czech koruna. For transactions in these currencies, Visteon utilizes a strategy of partial coverage. As of September 30, 2004, our coverage for projected transactions in these currencies was about 65% for 2004.

      As of September 30, 2004 and December 31, 2003, the net fair value of financial instruments with exposure to currency risk was an asset of $9 million and a liability of $10 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $77 million and $81 million as of September 30, 2004 and December 31, 2003, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of our financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying exposures being hedged.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

Interest Rate Risk

      Visteon has entered into interest rate swaps to manage its interest rate risk. These swaps effectively convert a portion of Visteon’s fixed rate debt into variable rate debt, and as a result, approximately 40% of the company’s borrowings are on a fixed rate basis, while the remainder is subject to changes in short-term interest rates. Visteon’s interest rate swaps have contributed favorably to reduce interest expense in 2004. During the third quarter of 2004, Visteon reduced the portion of its debt that is subject to changes in short-term interest rates by unwinding some of its interest rate swaps. This action allowed us to maintain our desired mix of fixed and variable debt, after considering our cash balances.

      As of September 30, 2004 and December 31, 2003, the net fair value of interest rate swaps was an asset of $6 million and $15 million, respectively. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $15 million and $10 million as of September 30, 2004 and December 31, 2003, respectively. Because of hedge accounting under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” this reduction in value would not immediately affect Visteon’s reported income.

      The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (principally LIBOR) would be approximately $6 million and $5 million as of September 30, 2004 and December 31, 2003, respectively. Approximately half of the increases in expense is related to variable-rate debt and half is related to interest rate swaps.

Commodity Risk

      Visteon has entered into long-term agreements with some of our key suppliers of non-ferrous metals to protect Visteon from changes in market prices. In addition, some products Visteon manufactures and sells to Ford containing non-ferrous metals are price-adjusted monthly based on metal content and market price. During the third quarter of 2003, Visteon initiated the use of financial instruments to lock in pricing of its forward year copper purchases. As of September 30, 2004 and December 31, 2003, the net fair value of copper derivatives was an asset of $3 million and $2 million, respectively. The potential loss in fair value from a 10% adverse change in quoted prices would be $2 million at September 30, 2004 and December 31, 2003. Because of hedge accounting under SFAS 133, this reduction in value would not immediately affect Visteon’s reported income.

      Natural gas is a commodity Visteon uses in its manufacturing processing, related primarily to glass production, as well as for heating our facilities. Uncertainty in both supply and demand for this commodity has led to price instability over the last three years. As of September 30, 2004, Visteon has locked in pricing on about 80% of its remaining projected usage for 2004, through financial derivatives. As of September 30, 2004 and December 31, 2003, the net fair value of natural gas derivatives was an asset of $13 million and $9 million, respectively. The potential loss in fair value of these derivative contracts from a 10% adverse change in quoted prices would be approximately $5 million at September 30, 2004 and December 31, 2003. Because of hedge accounting under SFAS 133, this reduction in value would not immediately affect Visteon’s reported income.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

      Steel products and plastics resins are purchased for various uses but are not hedged due to the lack of acceptable hedging instruments in the market. Visteon’s exposures to steel and resin price changes are currently managed through negotiations with our suppliers and our customers although there can be no assurance that Visteon will not have to absorb any or all price increases and/or surcharges. When and if acceptable hedging instruments for steel and plastics resins are available in the market, management will determine at that time if financial hedging is appropriate, depending upon Visteon’s exposure level at that time, the effectiveness of the financial hedge and other factors.

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

      In January 2003, we entered into a global IT outsourcing arrangement with IBM, which provides for, among other things, the transition of Visteon applications from Ford’s IT systems, upon which we have relied since our spin-off. The first phase of this transition was completed in October 2003, and the second phase was completed in April 2004. The migration of all remaining applications from Ford’s IT systems is expected to be completed early in 2005.

      We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In the course of its evaluation, management has identified certain deficiencies in internal controls over financial reporting which the company is addressing with remediation actions. Specifically, we are improving the controls and procedures related to the company’s new business processes and systems utilized to record revenue and manage the related accounts receivable associated with sales to Ford. Management will consider these and other matters when assessing the effectiveness of the company’s internal controls over financial reporting at year end.

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

      Exhibits

      Please refer to the Exhibit Index on Page 44.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ JAMES F. PALMER

James F. Palmer
Executive Vice President and
Chief Financial Officer

Date: November 4, 2004

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.
4.1	Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.2	Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.3	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Purchase and Supply Agreement dated as of December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.3	2003 Relationship Agreement dated December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.4	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.5	Aftermarket Relationship Agreement dated as of January 1, 2000 between Visteon and the Automotive Consumer Services Group of Ford is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.6	Amended and Restated Hourly Employee Assignment Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.7	Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.8	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).

Exhibit
Number		Exhibit Name

10.9		Visteon Corporation 2004 Incentive Plan, as amended and restated, is incorporated herein by reference to Appendix B to the Proxy Statement of Visteon dated March 30, 2004.*
10.9.	1	Form of Terms and Conditions of Nonqualified Stock Options.*
10.9.	2	Form of Terms and Conditions of Restricted Stock Grants.*
10.9.	3	Form of Terms and Conditions of Restricted Stock Units.*
10.9.	4	Form of Terms and Conditions of Stock Appreciation Rights.*
10.10		Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10.10	.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.10 hereto entered into by Visteon with Messrs. Pestillo, Johnston, Orchard, Palmer, Pfannschmidt, Chatterjee and Marcin, and Ms. Fox.*
10.11		Issuing and Paying Agency Agreement dated as of June 5, 2000 between Visteon and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.12		Corporate Commercial Paper — Master Note dated June 1, 2000 is incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.13		Letter Loan Agreement dated as of June 12, 2000 from The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.14		Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.15		Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.16		Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.17		Visteon Corporation Savings Parity Plan is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.18		Visteon Corporation Pension Parity Plan is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.19		Visteon Corporation Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.20		Executive Employment Agreement dated as of September 15, 2000 between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2001.*

Exhibit
Number	Exhibit Name

10.21	Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.22	Visteon Corporation Executive Separation Allowance Plan is incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.23	Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain executive officers under the plans constituting Exhibits 10.14, 10.16, 10.17, 10.18, 10.19 and 10.22 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.24	Five-Year Revolving Loan Credit Agreement dated as of June 20, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.25	364-Day Credit Agreement dated as of June 18, 2004 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Citibank, N.A., as syndication agent.
10.26	Five-Year Term Loan Credit Agreement dated as of June 25, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.27	Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*
10.28	Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.29	Employment Agreement effective as of January 1, 2004 between Visteon and Daniel R. Coulson is incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.30	Visteon Corporation Non-Employee Director Stock Unit Plan is incorporated herein by reference to Appendix C to the Proxy Statement of Visteon dated March 30, 2004.*
10.31	Employment Agreement dated as of June 2, 2004 between Visteon and James F. Palmer is incorporated herein by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2004.*
12.1	Statement re: Computation of Ratios
15.1	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 1, 2004 relating to Financial Information.

Exhibit
Number	Exhibit Name

31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated November 4, 2004.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated November 4, 2004.
32.1	Section 1350 Certification of Chief Executive Officer dated November 4, 2004.
32.2	Section 1350 Certification of Chief Financial Officer dated November 4, 2004.

†	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

      In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.