Form 10-K/A
period 2003-12-31
VISTEON CORP
filed 2005-03-16
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes  ✓    No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ✓    No

    The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2003 (the last business day of the most recently completed second fiscal quarter) was approximately $853 million.

    As of March 1, 2005, the registrant had outstanding 128,678,345 shares of common stock.

Document Incorporated by Reference*

Document	Where Incorporated

Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

*	As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2003, initially filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2004 (the “Original Filing”), is being filed to reflect restatements of our consolidated balance sheets at December 31, 2003 and 2002; and our consolidated statement of operations, consolidated statement of cash flows and consolidated statement of stockholders’ equity for each of the three years in the period ended December 31, 2003, and the notes and schedule of valuation and qualifying accounts related thereto. The restatements primarily pertain to the following matters identified during the course of preparing Visteon’s 2004 financial statements:

•	Effective in January 2002, Visteon amended its retiree health care benefits plan for certain of its U.S. employees. This amendment changed the eligibility requirements for participants in the plan, and, as a result, Visteon changed the expense attribution periods. We have determined that these changes in eligibility requirements were not properly communicated to affected employees, and, therefore, the revision to the expense attribution periods, which resulted in expense reductions, should not have been made. The impact of the correction of these errors increased net loss by approximately $32 million ($0.25 per share) and $12 million ($0.10 per share), for the years ended December 31, 2003 and 2002, respectively.

•	Visteon is making corrections for certain tooling costs originally recorded as receivables. Costs incurred for Visteon-owned tooling used in production have been adjusted to reflect such costs as long-term assets and to provide related amortization expense. Non-reimbursable costs incurred to develop customer-owned tooling have been expensed in the periods such costs were incurred. The impact of the correction of these errors increased net loss by approximately $10 million ($0.08 per share), $3 million ($0.02 per share) and $5 million ($0.03 per share), for the years ended December 31, 2003, 2002 and 2001, respectively.

•	Visteon is making corrections for certain volume related rebates, received from numerous capital equipment suppliers for purchases, which were originally recognized as a reduction to expense. Costs incurred for capital equipment have been adjusted to reflect such discounts as a reduction to long-term assets and to adjust related depreciation and amortization expense. The impact of the correction of these errors increased net loss by approximately $7 million ($0.05 per share) for the year ended December 31, 2003.

•	Visteon is making corrections for an inventory costing error during 2000 at one of Visteon’s U.S. plants, which had the effect of reducing costs of sales in 2000 and increasing costs of sales in 2001 and 2002. The impact of the correction of this error decreased net loss by approximately $6 million ($0.04 per share) and $2 million ($0.01 per share) for the years ended December 31, 2002 and 2001, respectively. There was no cumulative impact to results of operations for the three year period ended December 31, 2002.

•	During the review of our annual United Kingdom pension valuations, we identified unrecorded pension expenses incurred as a result of special termination benefits provided under Visteon’s European Plan for Growth program. The impact of the correction of these errors increased net loss by approximately $5 million ($0.04 per share) for the year ended December 31, 2003.

•	Visteon also identified unrecorded postretirement health care expenses at one of Visteon’s foreign locations. The impact of the correction of these errors on net income was approximately $1 million ($0.01 per share) and $1 million ($0.01 per share), for the years ended December 31, 2002 and 2001, respectively.

•	Visteon is correcting the amount and timing of the recognition of certain tax adjustments made during the periods. As Visteon expects to repatriate earnings of foreign subsidiaries, adjustments were made to provide for the tax effects of foreign currency movements against the U.S. dollar. These adjustments also impacted the timing of the recognition of deferred tax asset valuation allowances in the fourth quarter of 2003 and the third quarter of 2004. Further, Visteon recognized an additional valuation allowance for certain deferred tax assets that had previously been misclassified and not considered in Visteon’s 2003 deferred tax assessment. The impact of the correction of these errors decreased net loss by approximately $24 million ($0.19 per share) for the year ended December 31, 2003.

      For a more detailed description of these restatements, see Note 2, “Restatement of Financial Statements” to the accompanying audited consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K/A. The decision to restate Visteon’s consolidated financial statements was previously announced in a press release that was filed with the SEC as part of a Current Report on Form 8-K of Visteon dated January 31, 2005.

      Although this Form 10-K/A sets forth the Original Filing in its entirety, this Form 10-K/A only amends and restates Item 1 of Part I, Items 6, 7, 8 and 9A of Part II and Exhibit 12.1 of Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consent of our independent registered public accounting firm and currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the independent registered public accounting firm and the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2, respectively.

      Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in either our amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2004, June 30, 2004 and/or September 30, 2004, which are being filed concurrently with the filing of this Form 10-K/A, or by our Annual Report on Form 10-K for the year ended December 31, 2004, when filed, or other reports filed with the SEC subsequent to the date of this filing.

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

Financial Information About Business Segments

      Business segment financial information can be found on pages 97-99 of this Annual Report on Form 10-K (Note 18, “Segment Information,” of our consolidated financial statements).

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

      The following discussion describes the major product groups within each segment. Financial information relating to sales attributable to each of these product groups can be found in Note 18, “Segment Information,” of our consolidated financial statements.

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

      Master Separation Agreement. Ford has provided a number of transitional services to Visteon pursuant to the master separation agreement and related arrangements, including information technology, human resources, accounting, customs, product development technology and real estate services. Visteon agreed to pay Ford amounts which reflected its fully accounted cost for these services, including a reasonable allocation of internal overhead costs, as well as any direct costs incurred from outside suppliers. Except for certain information technology services, Ford’s obligation to provide these services pursuant to the master separation agreement expired in June 2002. Visteon and Ford have subsequently entered into new arrangements covering some of these services. Please see Note 12, “Arrangements with Ford and its Affiliates,” of our consolidated financial statements, for information regarding the amounts that have been assessed for services rendered by Ford under the master separation agreement. During 2003, Visteon began the process of creating a separate IT environment, including the separation of certain of Ford’s IT systems that had been utilized by Visteon. During December 2003, Visteon and Ford agreed on matters designed to facilitate the separation process, including Ford’s agreement to provide certain limited information technology support services and Ford’s agreement to share a portion of the cost associated with the separation process. The parties have agreed also to the mutual release of claims related to IT activities since their separation.

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

International

      Financial information about sales and net property by major geographic area can be found on page 99 of this Annual Report on Form 10-K (Note 18, “Segment Information,” of our consolidated financial statements).

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

Product Research and Development

      Visteon’s research and development efforts are intended to maintain our leadership position in the industry and provide us with a competitive edge as we seek additional business with new and existing customers. Total research and development expenditures were approximately $913 million in 2003, $911 million in 2002 and $1,037 million in 2001. We have realigned resources to focus on our growth businesses and discontinued work on products where revenues and margins were not in line with investments. Visteon also works with technology development partners, including customers, to develop technological capabilities and system enhancements.

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

ITEM 1. BUSINESS — (Continued)

Available Information

      Our current and periodic reports filed with the Securities and Exchange Commission, including amendments to those reports, may be obtained through our internet website at www.visteon.com free of charge as soon as reasonably practicable after we file these reports with the SEC. A copy of our code of business conduct and ethics for directors, officers and employees of the Company and its subsidiaries, entitled “A Pledge of Integrity,” the Corporate Governance Guidelines adopted by Visteon’s Board of Directors and the charters of each committee of the Board of Directors are available on our website at www.visteon.com. You may also request a printed copy of the foregoing documents by contacting our Shareholder Relations department in writing at One Village Center Drive, Van Buren Township, MI 48111 by phone (877) 367-6092; or via email at vcstock@visteon.com.

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

ITEM 6. SELECTED FINANCIAL DATA

      The following selected consolidated financial data has been restated to reflect adjustments to the Original Filing that are further discussed in “Explanatory Note” in the forepart of this Form 10-K/A and in Note 2, “Restatement of Financial Statements,” to our consolidated financial statements included in this Form 10-K/A.

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

	(Restated, except 1999 amounts)

	(in millions, except per share amounts and percentages)
Statement of Operations Data
Sales
Ford and affiliates	$13,475	$14,779	$14,656	$16,448	$17,105
Other customers	4,185	3,616	3,187	3,019	2,261

Total sales	17,660	18,395	17,843	19,467	19,366
Costs and expenses
Costs of sales	17,821	17,599	17,111	18,144	17,380
Selling, administrative and other expenses	1,008	893	855	897	797

Total costs and expenses	18,829	18,492	17,966	19,041	18,177
Operating income (loss)	(1,169)	(97)	(123)	426	1,189
Interest income	17	23	55	109	79
Interest expense	94	103	131	167	143

Net interest expense	(77)	(80)	(76)	(58)	(64)
Equity in net income of affiliated companies	55	44	24	56	47

Income (loss) before income taxes, minority interests and change in accounting	(1,191)	(133)	(175)	424	1,172
Provision (benefit) for income taxes	23	(64)	(74)	138	422

Income (loss) before minority interests and change in accounting	(1,214)	(69)	(101)	286	750
Minority interests in net income of subsidiaries	29	28	21	26	15

Income (loss) before change in accounting	(1,243)	(97)	(122)	260	735
Cumulative effect of change in accounting, net of tax	—	(265)	—	—	—

Net income (loss)	$(1,243)	$(362)	$(122)	$260	$735

Earnings (loss) per share:
Basic and diluted before cumulative effect of change in accounting (based on 130,000,000 shares outstanding for periods prior to our spin-off)	$(9.88)	$(0.77)	$(0.94)	$2.00	$5.65
Cumulative effect of change in accounting	—	(2.07)	—	—	—

Basic and diluted	$(9.88)	$(2.84)	$(0.94)	$2.00	$5.65

Cash dividends per share	$0.24	$0.24	$0.24	$0.12	—
Statement of Cash Flows Data
Cash provided by (used in) operating activities	$363	$1,103	$440	$(523)	$2,482
Cash (used in) investing activities	(781)	(609)	(747)	(845)	(1,453)
Cash provided by (used in) financing activities	128	(338)	(75)	924	290
Balance Sheet Data, end of period
Total assets	$10,933	$11,169	$11,184	$11,393	$12,542
Total debt	1,818	1,691	1,922	2,019	2,319
Total equity	1,771	2,950	3,311	3,492	1,499
Other Financial Data
Depreciation and amortization	$677	$633	$667	$676	$651
Capital expenditures	872	725	756	796	876
After tax return on:
Sales	(6.9)%	(0.4)%	(0.6)%	1.5%	3.9%
Average assets	(11.0)%	(0.6)%	(0.9)%	2.4%	6.8%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESTATEMENT

      Visteon has restated its previously issued consolidated financial statements for 2001 through 2003, primarily for accounting corrections related to postretirement health care and pension costs, tooling costs, capital equipment costs, inventory costing and income taxes.

      As a result of the restatement net loss increased $30 million for the year ended December 31, 2003, $10 million for the year ended December 31, 2002 and $4 million for the year ended December 31, 2001. The restatement increased reported net loss per share by $0.23 for the year ended December 31, 2003; increased reported net loss per share by $0.09 for the year ended December 31, 2002; and increased reported net loss per share by $0.03 for the year ended December 31, 2001.

      Further information on the nature and impact of these adjustments is provided in Note 2, “Restatement of Financial Statements” to our consolidated financial statements included elsewhere in this Form 10-K/A.

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

      A number of factors contributed to a 2003 net loss of $1.2 billion, declining further from a 2002 net loss of $362 million. We recorded significant after-tax special charges totaling $949 million during 2003, which were almost double the amount recorded in 2002. These special charges are discussed in detail below. Further, our operating performance was adversely affected primarily by lower Ford production volumes, price reductions given to our customers, and costly infrastructure improvements. On the positive side, we continued to experience improved contribution as a result of new business, particularly from our operations in the Asia-Pacific region.

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

      At December 31, 2003, our cash and marketable securities balance was $956 million and our debt-to-capital ratio was 51%, compared with $1.3 billion and 36%, respectively, at year-end 2002. This and our liquidity position are discussed further below.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

Restructuring, Dispositions and Special Charges

      The table below presents special charges related to restructuring initiatives and other actions during the past three years:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
2003 (Restated)
Special Charges:
4th Quarter Asset Impairment	$(407)	$—	$(407)
Exit of Seating Operations	(217)	—	(217)
European Plan for Growth	(82)	—	(82)
Restructuring and other actions	(48)	—	(48)

Total 2003 special charges, before taxes	$(754)	$—	$(754)

Special charges above, after taxes	$(484)	$—	$(484)
Deferred tax asset valuation allowance	(460)	(5)	(465)

Total 2003 special charges, after taxes	$(944)	$(5)	$(949)

2002
Special Charges:
Exit of Markham Restraint Electronics and other 1st Quarter actions	$(95)	$—	$(95)
U.S. salaried special early retirement program	(66)	(5)	(71)
European Plan for Growth	(40)	—	(40)
Loss on sale of restraint electronics business	(26)	—	(26)
Other restructuring (including adjustments to prior year’s expense)	6	3	9

Total 2002 special charges, before taxes	$(221)	$(2)	$(223)

Special charges above, after taxes	$(141)	$(1)	$(142)
Effect of change in accounting, net of tax	(265)	—	(265)

Total 2002 special charges, after taxes	$(406)	$(1)	$(407)

2001
Special Charges:
Salaried restructuring	$(132)	$(14)	$(146)
Glass Operations restructuring charges	—	(34)	(34)
European plant consolidations and other	(10)	(2)	(12)

Total 2001 special charges, before taxes	$(142)	$(50)	$(192)

Total 2001 special charges, after taxes	$(90)	$(31)	$(121)

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

      During fourth quarter 2003, Visteon recorded a non-cash charge of $465 million to increase the valuation allowance for deferred tax assets, as described later under “Critical Accounting Policies” and in Note 6 of our consolidated financial statements.

      For the full year 2003, we incurred pre-tax charges of $82 million related to the European Plan for Growth. When completed in 2004, the European Plan for Growth is expected to result in annual savings of $100 million before taxes. Savings in 2002 and 2003 combined has been over $50 million. Restructuring and other actions in 2003 resulted in pre-tax charges of $48 million, $20 million of which was charged to selling, administrative and other expenses. Of the $754 million in pre-tax special charges described above, $436 million were non-cash, $292 million were cash charges including amounts related to the exit of seating operations, and $26 million were related to special pension and other postretirement benefits.

      During 2002, Visteon recorded net pre-tax charges of $223 million related to a number of restructuring and other actions and the sale of the restraint electronics business, as described in Note 12 of our consolidated financial statements, which is incorporated herein by reference. In addition, the company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” With this change in accounting, Visteon recorded a non-cash write-off for the entire value of goodwill of $363 million before taxes ($265 million after taxes), as described in Note 15 of our consolidated financial statements, which is incorporated herein by reference. Of the $223 million in pre-tax charges described above, $54 million were non-cash related and the remainder were cash charges.

      During 2001, Visteon recorded net pre-tax charges of $192 million associated primarily with salaried workforce restructuring and the special voluntary retirement and separation program offered to hourly employees located at Visteon’s Nashville plant, as described in Note 14 of our consolidated financial statements, which is incorporated herein by reference. Of the $192 million in pre-tax charges recorded in 2001, $5 million were non-cash related and the remainder were cash charges.

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

      Costs of Sales for 2003 were $17.8 billion, up $222 million compared with 2002. Costs of sales includes primarily material, labor, manufacturing overhead and other costs, such as product development costs. The increase reflects a $534 million increase in special charges, currency fluctuations of $569 million, costs associated with the labor agreement reached with the UAW of $64 million (contract ratification lump sum payment), and higher costs to launch business with new customers. These increases were offset partially by lower variable costs of $923 million resulting primarily from a decline in Ford worldwide vehicle production, net material cost reductions, and manufacturing efficiencies. The exit of our seating operations in June 2003 reduced costs an additional $293 million.

      Selling, administrative and other expenses for 2003 were $1,008 million, $115 million higher compared with 2002. The increase reflects primarily incremental Information Technology (“IT”) actions of $88 million, net of $48 million received from Ford. Costs associated with such incremental IT actions are expected to continue into mid-2004. Special charges included in this line item were $20 million for 2003, representing a $3 million decrease from 2002.

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

RESULTS OF OPERATIONS — (Continued)

      Income (loss) before income taxes, minority interests and change in accounting, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows income (loss) before income taxes for 2003 and 2002, for each of our segments:

	Year Ended
	December 31,		2003
			(under)
	2003	2002	2002

	(Restated)
	(in millions)
Automotive Operations	$(1,182)	$(153)	$(1,029)
Glass Operations	(9)	20	(29)

Total	$(1,191)	$(133)	$(1,058)

Memo:
Special charges included above	$(754)	$(223)	$(531)

      Automotive Operations’ 2003 loss before income taxes was $1,182 million compared with a loss of $153 million for 2002. Special charges before taxes in 2003 were up $531 million from 2002. The increased loss also reflects lower vehicle production volume, UAW contract ratification costs, and higher IT costs of $373 million, $59 million and $88 million, respectively. 2003 results include a loss of $25 million from seating operations that were exited June 23, 2003. Seating operations’ losses were $98 million in 2002. Results were affected also by new business and favorable cost performance, offset partially by price reductions.

      Loss before income taxes for Glass Operations in 2003 was $9 million compared with income of $20 million before taxes for 2002, reflecting primarily lower Ford North American production volume and UAW contract ratification costs.

      Provision (Benefit) for income taxes represents an effective tax rate of 2% for 2003, compared with (36)% for 2002. The change in effective tax rate was caused by the recording of additional valuation allowances against our deferred tax assets, as discussed later under “Critical Accounting Policies” and in Note 6 of our consolidated financial statements.

      Minority interests in net income of subsidiaries was $29 million in 2003, compared with $28 million in 2002. Minority interest amounts are related primarily to our 70% ownership interest in Halla Climate Control Corporation located in Korea.

      Net income (loss) for 2003 and 2002 are shown in the following table for each of our segments:

	Year Ended
	December 31,		2003
			(under)
	2003	2002	2002

	(Restated)
	(in millions)
Automotive Operations	$(1,234)	$(376)	$(858)
Glass Operations	(9)	14	(23)

Total	$(1,243)	$(362)	$(881)

Memo:
Special charges included above	$(949)	$(142)	$(807)
Goodwill Impairment	—	(265)	(265)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS — (Continued)

      Visteon reported a net loss for 2003 of $1.2 billion compared with $362 million for 2002 because of the factors described previously in income (loss) before income taxes. Special charges after taxes were $949 million and $407 million for 2003 and 2002, respectively.

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

      Costs of Sales for 2002 were $17.6 billion, $488 million higher compared with 2001. The increase in 2002 reflects primarily new business, $104 million increase resulting from higher vehicle production volume, and currency fluctuation of $64 million. Costs of sales were affected also by increased new business offset partially by net material cost reductions and manufacturing efficiencies. Special charges included in costs of sales were $200 million in 2002 and $150 million in 2001.

      Selling, administrative and other expenses for 2002 were $893 million, compared with $855 million in 2001. The increase of $38 million reflects primarily higher selling expenses (up $26 million). Special charges were lower in 2002, totaling $23 million in 2002 and $42 million in 2001.

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

RESULTS OF OPERATIONS — (Continued)

      Income (loss) before income taxes, minority interests and change in accounting is shown in the following table for 2002 and 2001 for each of our segments:

	Year Ended
	December 31,		2002
			over/(under)
	2002	2001	2001

	(Restated)
	(in millions)
Automotive Operations	$(153)	$(116)	$(37)
Glass Operations	20	(59)	79

Total	$(133)	$(175)	$42

Memo:
Special charges included above:	$(223)	$(192)	$(31)

      Automotive Operations’ 2002 loss before taxes was $153 million compared with $116 million for the same period in 2001. The increased loss is more than explained by higher special charges. Results were favorably affected by new business and cost performance, offset partially by price reductions.

      Income before income taxes for Glass Operations was $20 million in 2002, compared with a loss of $59 million for 2001. The improvement reflects primarily lower special charges and cost reductions, offset partially by price reductions to customers.

      (Benefit) for income taxes represents an effective tax rate of (36)% for 2002, compared with (37)% for 2001.

      Minority interests in net income of subsidiaries was $28 million in 2002, compared with $21 million in 2001. Minority interest amounts are related primarily to our 70% ownership interest in Halla Climate Control Corporation located in Korea.

      Net income (loss) for 2002 and 2001 are shown in the following table for each of our segments:

	Year Ended
	December 31,		2002
			over/(under)
	2002	2001	2001

	(Restated)
	(in millions)
Automotive Operations	$(376)	$(87)	$(289)
Glass Operations	14	(35)	49

Total	$(362)	$(122)	$(240)

Memo:
Special charges included above	$(142)	$(121)	$(21)
Goodwill Impairment	(265)	—	(265)

      Visteon reported a net loss of $362 million for 2002, compared with a net loss of $122 million for 2001 because of the factors described in the income (loss) before income taxes section. Special charges after taxes were $142 million and $121 million in 2002 and 2001, respectively. Goodwill impairment after taxes was $265 million in 2002.

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

      Our balance sheet reflects cash and marketable securities of $956 million and total debt of about $1.8 billion at December 31, 2003, compared with cash and marketable securities of about $1.3 billion and total debt of about $1.7 billion at December 31, 2002. Net debt, defined as the amount by which total debt exceeds total cash and marketable securities, was $862 million at December 31, 2003, and $413 million at December 31, 2002. The change in both our cash and marketable securities and net debt resulted primarily from capital expenditures in excess of cash provided by operating activities. Our ratio of total debt to total capital, which consists of total debt plus total stockholders’ equity, was 51% at December 31, 2003 and 36% at December 31, 2002, and increased primarily because of net losses as described above.

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

RESULTS OF OPERATIONS — (Continued)

Cash Requirements

      The following table summarizes our expected cash outflows resulting from long-term obligations existing as of December 31, 2003:

					2009
	Total	2004	2005-2006	2007-2008	and after

	(in millions)
Unconditional purchase obligations(a)	$2,265	$324	$558	$498	$885
Postretirement funding commitments(b)	2,090	38	166	257	1,629
Debt	1,818	351	565	117	785
North American seating operations(c)	292	86	24	24	158
Operating leases	232	53	64	45	70

Total contractual obligations	$6,697	$852	$1,377	$941	$3,527

(a)	Unconditional purchase obligation amounts exclude purchase obligations related to inventory, property, plant and equipment purchases in the ordinary course of business. The obligations include amounts related primarily to a 10-year information technology agreement entered into with IBM in January 2003. Pursuant to this agreement, we outsourced most of our IT needs on a global basis. The service charges under the outsourcing agreement are expected to aggregate about $2 billion during the ten-year initial term of the agreement, subject to decreases and increases in the service charges based on Visteon’s actual consumption of services to meet our then current business needs. The outsourcing agreement may be terminated also for Visteon’s business convenience after our second full year under the agreement for a scheduled termination fee.

(b)	Postretirement funding commitments include estimated liability to Ford for postretirement health care and life insurance benefits of the Visteon-assigned Ford-UAW employees and certain salaried employees as discussed in Note 8 of our consolidated financial statements, which is incorporated by reference herein. Funding for the Voluntary Employees’ Beneficiary Association begins in 2006 and is also included in the table above.

(c)	Represents amounts payable to Ford related to our June 2003 exit from the North American seating operations, which is discussed further in Note 14 of our consolidated financial statements, which is incorporated by reference herein.

     We have guaranteed also about $24 million of borrowings held by unconsolidated joint ventures and have extended loans of about $3 million to unconsolidated joint ventures as of December 31, 2003. In addition, we have guaranteed Tier 2 suppliers’ debt and lease obligations of about $16 million at December 31, 2003 to ensure the continued supply of essential parts.

      Cash required to meet capital expenditure needs increased in 2003 to $872 million and was higher than historic levels as described below (Cash Flows — Investing Activities). Our cash and liquidity needs also are impacted by the level, variability and timing of our customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. Our intra-year needs are impacted also by seasonal effects in the industry, such as the shutdown of operations for about two weeks in July, the subsequent ramp-up of new model production and the additional one-week shutdown in December by our primary North American customers. These seasonal effects normally require use of liquidity resources during the first and third quarters. Additionally, creation of a separate IT environment during 2003, as stated below in Item 9A Controls and Procedures, could have an impact on timing of collection of payments from Ford.

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

Visteon Pension Plans

      The Visteon plans’ worldwide funded position is slightly better than it was a year ago on a percentage basis. Strong asset returns along with world-wide contributions offset the effect of lower discount rates. For the plan year ended September 30, 2003 (the measurement date for our pension funds) our U.S. portfolio returned 20%. The U.S. pension plan investment strategy, asset allocations and expected contributions for 2004 are discussed in Note 8 to our consolidated financial statements, incorporated herein by reference.

Legislation

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law on December 9, 2003, subsequent to our September 30, 2003 measurement date. Because the impact of the act on Visteon’s expense will depend in large part on Ford’s implementation decisions, we have not quantified the effect, but expect it to be a significant reduction in expense.

Cash Flows

Operating Activities

      Cash provided by operating activities during 2003 totaled $363 million, compared with cash provided by operating activities of $1,103 million for the same period in 2002. The reduced amount of cash provided by operations in 2003 reflects primarily our operating losses. Cash payments related to special charges were $162 million and $88 million during 2003 and 2002, respectively.

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

RESULTS OF OPERATIONS — (Continued)

Investing Activities

      Cash used in investing activities was $781 million during 2003, compared with $609 million for 2002. Our capital expenditures for 2003 totaled $872 million, compared with $725 million in 2002. Our capital spending in 2003 is higher than historic levels as we undertake spending to fund new construction for consolidation of operations in Southeast Michigan and also to fund our IT infrastructure transition and improvements. We anticipate that our facilities’ consolidation will allow us to centralize customer support functions, research and development, and selected business operations at lower operating costs. During 2003, we had net sales of marketable securities of $70 million, compared with net sales of securities of $80 million in 2002. The lower level of securities purchased in both years reflects the lower level of cash available for investment and the lower level of attractiveness of these securities as interest rates have fallen over the past two years. Other investing cash flows of $25 million and $36 million during 2003 and 2002, respectively, are related primarily to the sale of assets, with the 2002 amount including $25 million from the sale of the restraint electronics business.

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

RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies

      A summary of Visteon’s accounting policies is described in Note 3 of our consolidated financial statements, which is incorporated herein by reference. Critical accounting policies are those that are both most important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments. Our critical accounting policies are considered the following:

Employee Retirement Benefits

      The determination of our obligation and expense for Visteon’s pension and other postretirement benefits, such as retiree healthcare and life insurance, is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 8 of our consolidated financial statements, which is incorporated herein by reference, and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. The expected long-term rate of return for pension assets has been chosen based on historical returns for the different asset classes held by our trusts and our asset allocation. The discount rate is chosen based on market rates for long-term, high-quality corporate bonds (principally Moody’s Aa 30 year) at our September 30 measurement date. The U.S. discount rate assumption for year end 2003 was 6.1%, reduced from 6.75% at year end 2002. This change increased our U.S. pension and healthcare and life insurance projected benefit obligations by $103 million and $82 million, respectively, and is estimated to increase 2004 expense by about $50 million in aggregate. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. Our market-related value of pension assets reflects changes in the fair value of assets over a five-year period, with a one-third weighting to the most recent year. For postretirement healthcare and life insurance, as shown in Note 8 of our consolidated financial statements, we extended the time period needed for the healthcare cost trend rate to reach the ultimate rate from 2007 to 2009. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense.

      The following table illustrates the sensitivity to a change in certain assumptions for Visteon’s U.S. pension plans on our funded status and pre-tax pension expense:

Impact on Visteon’s
	Impact on 2004 pre-tax	U.S. Plan 2003
25 basis point change in assumption(a)	pension expense(b)	funded status

(Restated)
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

RESULTS OF OPERATIONS — (Continued)

      The following table illustrates the sensitivity to a change in the discount rate assumption related to Visteon’s U.S. postretirement healthcare and life insurance plans:

Impact on Visteon’s
25 basis point change in	Impact on 2004 pre-tax	U.S. Plan 2003
assumption(a)	OPEB expense(b)	funded status

(Restated)
decrease in discount rate	+ $16 million	- $45 million
increase in discount rate	- $16 million	+ $45 million

(a)	Assumes all other assumptions are held constant.

(b)	Includes the effect on expense for Visteon-assigned Ford-UAW employees.

     Visteon’s postretirement benefits payable to Ford includes the financial obligation Visteon has to Ford for the cost of providing selected health care and life insurance benefits to Visteon-assigned Ford-UAW hourly employees and certain Visteon salaried employees who retire after July 1, 2000. The health care and pension costs for these employees are calculated using Ford’s assumptions, which are disclosed in Note 8 of our consolidated financial statements. The annual funding requirements related to these employees are discussed further in the section “Pension and Postretirement Benefits.”

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

      As more fully described in Note 6 to our consolidated financial statements, at December 31, 2003, Visteon’s consolidated balance sheet reflects a net deferred tax asset of $860 million, which includes a valuation allowance of $524 million. During 2003, we established an additional valuation allowance of $503 million against our deferred tax assets, of which $473 million was recorded through income tax expense ($465 million as a special charge in the fourth quarter) and $30 million was recorded through other comprehensive income. Of the total valuation allowance of $524 million at December 31, 2003, $383 million relates to a portion of Visteon’s U.S. deferred tax assets, including deferred tax assets related to foreign affiliates that are treated as pass-through entities for U.S. tax purposes, and $141 million relates to net operating losses and other deferred tax assets in certain foreign jurisdictions where recovery of the carryforwards or assets is unlikely.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our consolidated financial statements, the accompanying notes and the report of independent registered public accounting firm that are filed as part of this Report are listed under Item 15, “Exhibits, Financial Statement Schedules, and Reports on Form 8-K,” and are set forth on pages 50 through 101 of this Annual Report on Form 10-K.

      Selected quarterly financial data for us and our consolidated subsidiaries for 2003 and 2002 are presented in Note 19 of our consolidated financial statements on pages 99-100 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      Visteon has restated its previously issued consolidated financial statements for 2001 through 2003 and for the first nine months of 2004, primarily for accounting corrections related to postretirement health care and pension costs, tooling costs, capital equipment costs, inventory costing and income taxes. Refer to Note 2 to the consolidated financial statements for further information regarding this restatement. In connection with the restatement and the preparation and filing of this Form 10-K/ A, Visteon re-evaluated, under the supervision and with the participation of Visteon’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2003, the end of the period covered by this Form 10-K/ A. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below related to the weaknesses in our internal control over financial reporting. To address the control weaknesses described below, Visteon performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

      During the course of the preparation of Visteon’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the company identified the following material weaknesses in the company’s internal controls over financial reporting.

ITEM 9A. CONTROLS AND PROCEDURES — (Continued)

•	Accounting for Employee Postretirement Health Care Benefits

As of December 31, 2003, Visteon did not maintain effective controls over the accounting for amendments to U.S. postretirement health care benefit plans. Specifically, controls to determine that such amendments were reviewed and all necessary actions were implemented, including communications to affected employees, prior to recognizing the accounting treatment in Visteon’s consolidated financial statements, were not effective. This control deficiency resulted in an adjustment to our fourth quarter 2004 financial results, and resulted in the restatement of Visteon’s consolidated financial statements for 2002 and 2003 and for the first, second and third quarters of 2004.

The requirement of Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”), to communicate changes in eligibility requirements to certain employees for postretirement health care benefits prior to reflecting an accounting treatment change was not satisfied. Effective in January 2002, Visteon amended its retiree health care benefits plan for certain of its U.S. employees. Effective in January 2004, a Visteon wholly owned subsidiary amended its retiree health care benefits plan for its employees. These amendments changed the eligibility requirements for participants in the plan. As a result of these amendments, which were not communicated to affected employees, Visteon changed the expense attribution periods, which eliminated cost accruals for younger employees and increased accrual rates for older participating employees.

The errors resulting from this control deficiency impacted cost of sales and selling, administrative and other expenses in Visteon’s consolidated statement of operations and postretirement benefits other than pensions liability and stockholders’ equity in Visteon’s consolidated balance sheets for the respective periods. The impact of the correction of these errors was to increase the net loss by approximately $24 million, $32 million and $12 million for the first nine months of 2004, and the years ended December 31, 2003 and 2002, respectively. These errors also impacted the disclosure of healthcare and life insurance benefit expenses and liabilities included in Visteon’s consolidated financial statements for the respective periods. Additionally, this control deficiency could result in a misstatement to the aforementioned accounts that would result in a material misstatement to annual or interim financial statements.

•	Accounting for Costs Incurred for Tools Used in Production

As of December 31, 2003, Visteon did not maintain effective controls to ensure that there was appropriate support and documentation of either ownership or an enforceable agreement for reimbursement of expenditures at the time of the initial recording of incurred tooling costs. Further, controls over periodic review, assessment and timely resolution of tooling costs, related aged accounts receivable balances and potential overruns to customer-authorized reimbursement levels were not effective. This control deficiency resulted in the misstatement of Visteon’s consolidated financial statements for each of the years 2000 through 2003 and the second and third quarters of 2004 because of costs that either should have been expensed as incurred or capitalized and amortized to expense over the terms of the related supply agreement.

ITEM 9A. CONTROLS AND PROCEDURES — (Continued)

The errors resulting from this control deficiency impacted cost of sales in Visteon’s consolidated statement of operations and accounts receivable, net property, and stockholders’ equity in Visteon’s consolidated balance sheets for the respective periods. The errors relating to 2001, 2002, 2003 and for the first nine months of 2004 were corrected in connection with the restatement of financial statements for the respective periods. The impact of the correction of these errors was to increase the net loss by approximately $2 million, $10 million, $3 million, and $5 million for the first nine months of 2004, and for the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, this control deficiency could result in a misstatement to the aforementioned accounts that would result in a material misstatement to annual or interim financial statements.

      Management has formulated remediation plans and initiated actions designed to address each of the material weaknesses in internal control over financial reporting described above.

      Visteon’s remediation plans include the implementation of additional monitoring and oversight controls to ensure that all necessary actions required to implement any future changes in the accounting for the valuation of our employee postretirement health care liability accounts have been completed prior to recording such changes. These controls are expected to specifically include a focus on controls over communication and responsibility for actions requiring inter-departmental cooperation.

      Further, Visteon’s remediation plans include enhanced training for relevant personnel and the strengthening of existing controls regarding determinations, and supporting documentation for, the valuation and rights and obligations relating to deferred costs for tools used in production. Additionally, Visteon plans to implement additional controls over the complete and timely review of these items and the associated accounts, including monthly reviews of aging of unbilled items.

      The changes to internal control over financial reporting described above are in the process of being implemented beginning in the first quarter of 2005. Except as otherwise discussed below, there have been no changes in Visteon’s internal control over financial reporting during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, Visteon’s internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

			Page No.

(a)	1.	Consolidated Financial Statements
		Report of Independent Registered Public Accounting Firm	50
		Consolidated Statement of Operations for the years ended December 31, 2003, 2002 and 2001 — Restated	51
		Consolidated Balance Sheet at December 31, 2003 and 2002 — Restated	52
		Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001 — Restated	53
		Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001 — Restated	54
		Notes to Financial Statements — Restated	55
	2.	Financial Statement Schedule
		Schedule of Valuation and Qualifying Accounts — Restated	101
	3.	Exhibits
		Refer to the “Exhibit Index” on pages 102-104 of this report.
(b)		Reports on Form 8-K

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

VISTEON CORPORATION

By:	/s/ MICHAEL F. JOHNSTON*

Michael F. Johnston

President and Chief Executive Officer

Date: March 16, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 16, 2005, by the following persons on behalf of Visteon Corporation and in the capacities indicated.

Signature	Title

/s/ PETER J. PESTILLO* Peter J. Pestillo	Chairman of the Board
/s/ MICHAEL F. JOHNSTON* Michael F. Johnston	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ JAMES F. PALMER* James F. Palmer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ WILLIAM G. QUIGLEY III* William G. Quigley III	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
/s/ MARLA C. GOTTSCHALK* Marla C. Gottschalk	Director
/s/ WILLIAM H. GRAY, III* William H. Gray, III	Director
/s/ STEVEN K. HAMP* Steven K. Hamp	Director
/s/ PATRICIA L. HIGGINS* Patricia L. Higgins	Director
/s/ KARL J. KRAPEK* Karl J. Krapek	Director
/s/ CHARLES L. SCHAFFER* Charles L. Schaffer	Director
/s/ THOMAS T. STALLKAMP* Thomas T. Stallkamp	Director
/s/ JAMES D. THORNTON* James D. Thornton	Director
/s/ KENNETH B. WOODROW* Kenneth B. Woodrow	Director
*By: /s/ STACY L. FOX Stacy L. Fox Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Visteon Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Visteon Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company restated its financial statements as of December 31, 2003 and December 31, 2002 and for each of the three years in the period ended December 31, 2003.

As discussed in Note 15 to the consolidated financial statements, the Company changed its method of accounting for goodwill resulting from its adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
January 22, 2004, except as to the effects of the matters described in Note 2, which are as of March 16, 2005

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	December 31,

	2003	2002	2001

	(Restated)	(Restated)	(Restated)

	(in millions, except
	per share amounts)
Sales (Notes 3 and 12)
Ford and affiliates	$13,475	$14,779	$14,656
Other customers	4,185	3,616	3,187

Total sales	17,660	18,395	17,843
Costs and expenses (Notes 3, 12 and 14)
Costs of sales	17,821	17,599	17,111
Selling, administrative and other expenses	1,008	893	855

Total costs and expenses	18,829	18,492	17,966
Operating (loss)	(1,169)	(97)	(123)
Interest income	17	23	55
Interest expense	94	103	131

Net interest expense	(77)	(80)	(76)
Equity in net income of affiliated companies (Note 3)	55	44	24

(Loss) before income taxes, minority interests and change in accounting	(1,191)	(133)	(175)
Provision (benefit) for income taxes (Note 6)	23	(64)	(74)

(Loss) before minority interests and change in accounting	(1,214)	(69)	(101)
Minority interests in net income of subsidiaries	29	28	21

(Loss) before change in accounting	(1,243)	(97)	(122)
Cumulative effect of change in accounting, net of tax (Note 15)	—	(265)	—

Net (loss)	$(1,243)	$(362)	$(122)

Basic and diluted loss per share (Note 3)
Before cumulative effect of change in accounting	$(9.88)	$(0.77)	$(0.94)
Cumulative effect of change in accounting	—	(2.07)	—

Basic and diluted	$(9.88)	$(2.84)	$(0.94)

Cash dividends per share	$0.24	$0.24	$0.24

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,

	2003	2002

	(Restated)	(Restated)

	(in millions)
Assets
Cash and cash equivalents	$953	$1,204
Marketable securities	3	74

Total cash and marketable securities	956	1,278
Accounts receivable — Ford and affiliates	1,175	1,382
Accounts receivable — other customers	1,185	837

Total receivables, net (Notes 3 and 5)	2,360	2,219
Inventories (Note 4)	761	878
Deferred income taxes (Note 6)	163	199
Prepaid expenses and other current assets	143	136

Total current assets	4,383	4,710
Equity in net assets of affiliated companies	215	191
Net property (Note 5)	5,365	5,448
Deferred income taxes (Note 6)	700	587
Other assets	270	233

Total assets	$10,933	$11,169

Liabilities and Stockholders’ Equity
Trade payables	$2,270	$2,038
Accrued liabilities (Note 7)	930	1,022
Income taxes payable	31	18
Debt payable within one year (Note 9)	351	393

Total current liabilities	3,582	3,471
Long-term debt (Note 9)	1,467	1,298
Postretirement benefits other than pensions (Note 8)	515	431
Postretirement benefits payable to Ford (Note 8)	2,090	1,874
Other liabilities (Note 7)	1,508	1,145

Total liabilities	9,162	8,219
Stockholders’ equity
Capital stock (Note 10)
Preferred stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 131 million and 129 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,288	3,298
Accumulated other comprehensive (loss)	(54)	(144)
Other	(19)	(33)
Accumulated deficit	(1,575)	(302)

Total stockholders’ equity	1,771	2,950

Total liabilities and stockholders’ equity	$10,933	$11,169

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,

	2003	2002	2001

	(Restated)	(Restated)	(Restated)

	(in millions)
Cash and cash equivalents at January 1	$1,204	$1,024	$1,412
Cash flows provided by operating activities (Note 16)	363	1,103	440
Cash flows from investing activities
Capital expenditures	(872)	(725)	(756)
Acquisitions and investments in joint ventures, net	(4)	—	(7)
Purchases of securities	(48)	(508)	(346)
Sales and maturities of securities	118	588	260
Other	25	36	102

Net cash used in investing activities	(781)	(609)	(747)
Cash flows from financing activities
Commercial paper (repayments) issuances, net	(85)	(194)	8
Other short-term debt, net	55	45	—
Proceeds from issuance of other debt	238	115	114
Principal payments on other debt	(121)	(245)	(144)
Purchase of treasury stock	(5)	(24)	(25)
Cash dividends	(31)	(31)	(31)
Other, including book overdrafts	77	(4)	3

Net cash provided by (used in) financing activities	128	(338)	(75)
Effect of exchange rate changes on cash	39	24	(6)

Net (decrease) increase in cash and cash equivalents	(251)	180	(388)

Cash and cash equivalents at December 31	$953	$1,204	$1,024

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Restated)

				Earnings
			Capital	Retained		Other
			In	for Use in	Accumulated
	Common Stock		Excess	Business	Other		Unearned
			of Par	(Accumulated	Comprehensive	Treasury	Stock
	Shares	Amount	Value	Deficit)	Loss	Stock	Compensation	Total

	(in millions)
Year Ended December 31, 2001
Beginning balance, as originally reported	131	$131	$3,311	$254	$(179)	$—	$(12)	$3,505
Error corrections				(10)	(3)			(13)

Beginning balance, as restated	131	131	3,311	244	(182)	—	(12)	3,492

Comprehensive income (loss)
Net (loss)				(122)				(122)
Foreign currency translation, net of tax					(16)			(16)
Realized and unrealized gains/losses on derivatives, net of tax					5			5
Change in unrealized loss on marketable securities, net of tax					(2)			(2)
Minimum pension liability, net of tax					(2)			(2)

Comprehensive (loss)								(137)
Purchase of treasury stock						(25)		(25)
Deferred stock-based compensation						13	(13)	—
Amortization and adjustment of deferred stock- based compensation, net							9	9
Exercise of common stock options						3		3
Cash dividends				(31)				(31)

Ending balance	131	$131	$3,311	$91	$(197)	$(9)	$(16)	$3,311

Year Ended December 31, 2002
Beginning balance	131	$131	$3,311	$91	$(197)	$(9)	$(16)	$3,311
Comprehensive income (loss)
Net (loss)				(362)				(362)
Foreign currency translation, net of tax					132			132
Realized and unrealized gains/losses on derivatives, net of tax					(13)			(13)
Change in unrealized loss on marketable securities, net of tax					1			1
Minimum pension liability, net of tax					(67)			(67)

Comprehensive (loss)								(309)
Purchase of treasury stock						(24)		(24)
Deferred stock-based compensation						16	(16)	—
Amortization and adjustment of deferred stock- based compensation, net			(13)			(1)	17	3
Cash dividends				(31)				(31)

Ending balance	131	$131	$3,298	$(302)	$(144)	$(18)	$(15)	$2,950

Year Ended December 31, 2003
Beginning balance	131	$131	$3,298	$(302)	$(144)	$(18)	$(15)	$2,950
Comprehensive income (loss)
Net (loss)				(1,243)				(1,243)
Foreign currency translation, net of tax					163			163
Realized and unrealized gains/losses on derivatives, net of tax					16			16
Minimum pension liability					(89)			(89)

Comprehensive (loss)								(1,153)
Purchase of treasury stock						(5)		(5)
Deferred stock-based compensation			(4)			20	(16)	—
Amortization and adjustment of deferred stock- based compensation, net			(6)			2	13	9
Cash dividends				(30)				(30)

Ending balance	131	$131	$3,288	$(1,575)	$(54)	$(1)	$(18)	$1,771

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

      Visteon and Ford have entered into a series of agreements outlining the business relationship between the two companies following the spin-off which are further discussed in Note 12 of our consolidated financial statements.

      Use of estimates and assumptions as determined by management are required in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates and assumptions. Certain amounts for prior periods were reclassified to conform with present period presentation.

NOTE 2. Restatement of Financial Statements

      Visteon has restated its previously issued consolidated financial statements for 2001 through 2003, primarily for accounting corrections related to postretirement health care and pension costs, tooling costs, capital equipment costs, inventory costing and income taxes.

      The following table summarizes the impact of these adjustments to Visteon’s previously reported net loss. These adjustments impacted previously reported costs of sales, selling, administrative and other expenses and income tax expense on the consolidated statement of operations.

	Year Ended December 31,

	2003	2002	2001

	(in millions)
Net (loss), as originally reported	$(1,213)	$(352)	$(118)
Accounting corrections for postretirement health care costs and pension costs (pre-tax)(1)	(29)	(21)	(1)
Accounting corrections for tooling costs (pre-tax)(2)	(5)	(4)	(8)
Accounting corrections for capital equipment costs (pre-tax)(3)	(7)	—	—
Accounting corrections for inventory costs (pre-tax)(4)	—	9	3
Tax impact of above(5)	(13)	6	2
Accounting correction for taxes(6)	32	—	—
Accounting correction for taxes(7)	(8)	—	—

Net (loss), as restated	$(1,243)	$(362)	$(122)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Restatement of Financial Statements — (Continued)

1 –	Effective in January 2002, Visteon amended its retiree health care benefits plan for certain of its U.S. employees. This amendment changed the eligibility requirements for participants in the plan. As a result of this amendment, Visteon changed the expense attribution periods, which eliminated cost accruals for younger employees and increased accrual rates for older participating employees. Prior to this amendment, Visteon accrued for the cost of the benefit from a participating employee’s date of hire, regardless of age. Visteon determined that these benefit changes were not properly communicated to effected employees pursuant to the requirements of Statement of Financial Accounting Standards No. 106 and that such expense reductions should not have been recorded. Further, analysis of the annual United Kingdom pension valuation identified pension expenses related to special termination benefits provided under Visteon’s European Plan for Growth which were not fully recognized in the period in which those benefits were accepted by employees ($5 million in 2003). Lastly, amounts for each of 2002 and 2001 include $1 million in additional postretirement health care expense at one of Visteon’s foreign locations that was not recognized. The impact of the correction of these errors increased net loss by approximately $37 million ($0.29 per share), $13 million ($0.11 per share) and $1 million ($0.01 per share), for the years ended December 31, 2003, 2002 and 2001, respectively.

2 –	Represents a) additional amortization expense related to $10 million of tooling costs that were misclassified as accounts receivable rather than as a long-term asset with amortization starting in 2001 and, b) $13 million of tooling costs misclassified as accounts receivable related to customer-owned tooling for which there was no contractual agreement for reimbursement or overruns to customer-authorized reimbursement levels and, accordingly, should have been expensed as incurred. The impact of the correction of these errors increased net loss by approximately $10 million ($0.08 per share), $3 million ($0.02 per share) and $5 million ($0.03 per share), for the years ended December 31, 2003, 2002 and 2001, respectively.

3 –	Represents an adjustment for certain volume related rebates, received from numerous capital equipment suppliers for purchases, which were originally recognized as a reduction to expense. Costs incurred for capital equipment have been adjusted to reflect such discounts as a reduction to long-term assets and to adjust related depreciation and amortization expense. The impact of the correction of these errors increased net loss by approximately $7 million ($0.05 per share) for the year ended December 31, 2003.

4 –	Represents a correction for an inventory costing error during 2000 at one of Visteon’s U.S. plants, which had the effect of reducing costs of sales in 2000 and increasing costs of sales in 2001 and 2002. The impact of the correction of this error decreased net loss by approximately $6 million ($0.04 per share) and $2 million ($0.01 per share) for the years ended December 31, 2002 and 2001, respectively.

5 –	Represents the deferred tax benefit of the pre-tax expense adjustments. The 2003 amount includes an additional $25 million deferred tax benefit to adjust the valuation allowance in the fourth quarter of 2003 for the cumulative impact through 2003 on deferred tax assets of the pre-tax accounting corrections.

6 –	Represents an adjustment to U.S. deferred taxes on undistributed earnings of non-U.S. subsidiaries for the impact of currency fluctuations and the related adjustments to the required deferred tax asset valuation allowances in the fourth quarter of 2003. Visteon expects to repatriate earnings of non-U.S. subsidiaries and must provide for the expected U.S. tax impact of the assumed future repatriation, including the impact of currency

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Restatement of Financial Statements — (Continued)

fluctuations. This adjustment was recorded to fully recognize the tax amounts as they arose in prior periods and to account for the related impact on the deferred tax asset valuation allowances recorded in the fourth quarter of 2003. The impact of the correction of these errors decreased net loss by approximately $32 million ($0.25 per share) for the year ended December 31, 2003.

7 –	Represents accounting corrections to adjust the valuation allowance recorded against Visteon’s deferred tax assets relating to certain foreign deferred tax assets that had been previously misclassified as accounts receivable, prepaid expenses and other current assets and income taxes payable. The impact of the correction of these errors increased net loss by approximately $8 million ($0.06 per share) for the year ended December 31, 2003.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Restatement of Financial Statements — (Continued)

      The following is a summary of the impact of the restatement on the previously issued consolidated statement of operations, consolidated balance sheets and consolidated statement of cash flows included in this filing.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,

	2003		2002		2001

	As		As		As
	Originally	As	Originally	As	Originally	As
	Reported	Restated	Reported	Restated	Reported	Restated

			(in millions)
Sales
Ford and affiliates	$13,475	$13,475	$14,779	$14,779	$14,656	$14,656
Other customers	4,185	4,185	3,616	3,616	3,187	3,187

Total sales	17,660	17,660	18,395	18,395	17,843	17,843
Costs and expenses
Costs of sales	17,786	17,821	17,588	17,599	17,105	17,111
Selling, administrative and other expenses	1,002	1,008	888	893	855	855

Total costs and expenses	18,788	18,829	18,476	18,492	17,960	17,966
Operating (loss)	(1,128)	(1,169)	(81)	(97)	(117)	(123)
Interest income	17	17	23	23	55	55
Interest expense	94	94	103	103	131	131

Net interest expense	(77)	(77)	(80)	(80)	(76)	(76)
Equity in net income of affiliated companies	55	55	44	44	24	24

(Loss) before income taxes, minority interests and change in accounting	(1,150)	(1,191)	(117)	(133)	(169)	(175)
Provision (benefit) for income taxes	34	23	(58)	(64)	(72)	(74)

(Loss) before minority interests and change in accounting	(1,184)	(1,214)	(59)	(69)	(97)	(101)
Minority interest in net income of subsidiaries	29	29	28	28	21	21

(Loss) before change in accounting	(1,213)	(1,243)	(87)	(97)	(118)	(122)
Cumulative effect of change in accounting, net of tax	—	—	(265)	(265)	—	—

Net (loss)	$(1,213)	$(1,243)	$(352)	$(362)	$(118)	$(122)

Basic and diluted loss per share
Before cumulative effect of change in accounting	$(9.65)	$(9.88)	$(0.68)	$(0.77)	$(0.91)	$(0.94)
Cumulative effect of change in accounting	—	—	(2.07)	(2.07)	—	—

Basic and diluted	$(9.65)	$(9.88)	$(2.75)	$(2.84)	$(0.91)	$(0.94)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Restatement of Financial Statements — (Continued)

CONSOLIDATED BALANCE SHEET

	December 31,

	2003		2002

	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated

	(in millions)
Assets
Cash and cash equivalents	$953	$953	$1,204	$1,204
Marketable securities	3	3	74	74

Total cash and marketable securities	956	956	1,278	1,278
Accounts receivable — Ford and affiliates	1,198	1,175	1,401	1,382
Accounts receivable — other customers	1,164	1,185	828	837

Total receivables	2,362	2,360	2,229	2,219
Inventories	761	761	878	878
Deferred income taxes	163	163	199	199
Prepaid expenses and other current assets	168	143	153	136

Total current assets	4,410	4,383	4,737	4,710
Equity in net assets of affiliated companies	215	215	191	191
Net property	5,369	5,365	5,443	5,448
Deferred income taxes	700	700	566	587
Other assets	270	270	233	233

Total Assets	$10,964	$10,933	$11,170	$11,169

Liabilities and Stockholders’ Equity
Trade payables	$2,270	$2,270	$2,038	$2,038
Accrued liabilities	924	930	1,021	1,022
Income taxes payable	27	31	14	18
Debt payable within one year	351	351	393	393

Total current liabilities	3,572	3,582	3,466	3,471
Long-term debt	1,467	1,467	1,298	1,298
Postretirement benefits other than pensions	469	515	409	431
Postretirement benefits payable to Ford	2,090	2,090	1,874	1,874
Other liabilities	1,508	1,508	1,145	1,145

Total liabilities	9,106	9,162	8,192	8,219
Stockholders’ equity
Capital stock	131	131	131	131
Capital in excess of par value of stock	3,288	3,288	3,298	3,298
Accumulated other comprehensive (loss)	(21)	(54)	(140)	(144)
Other	(19)	(19)	(33)	(33)
Accumulated deficit	(1,521)	(1,575)	(278)	(302)

Total stockholders’ equity	1,858	1,771	2,978	2,950

Total liabilities and stockholders’ equity	$10,964	$10,933	$11,170	$11,169

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2. Restatement of Financial Statements — (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2003		2002		2001

	As		As		As
	Originally	As	Originally	As	Originally	As
	Reported	Restated	Reported	Restated	Reported	Restated

	(in millions)
Cash and cash equivalents at January 1	$1,204	$1,204	$1,024	$1,024	$1,412	$1,412
Cash flows provided by operating activities	370	363	1,101	1,103	436	440
Cash flows used in investing activities	(788)	(781)	(607)	(609)	(743)	(747)
Cash flows provided by (used in) financing activities	128	128	(338)	(338)	(75)	(75)
Effect of exchange rate changes on cash	39	39	24	24	(6)	(6)

Net (decrease) increase in cash and cash equivalents	(251)	(251)	180	180	(388)	(388)

Cash and cash equivalents at December 31	$953	$953	$1,204	$1,204	$1,024	$1,024

      Refer to Note 19 for a summary of the impact of the restatement on the 2003 and 2002 quarterly information. In addition, certain amounts in Notes 3, 5, 6, 7, 8, 14, 15, 16 and 18 have been restated to reflect the restatement adjustments described above.

NOTE 3. Accounting Policies

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 3. Accounting Policies — (Continued)

      From June 30, 2002, a variable interest entity owned by an affiliate of a bank is included in Visteon’s consolidated financial statements. This entity was established in early 2002 to build a leased facility for Visteon to centralize customer support functions, research and development and administrative operations. Construction of the facility is planned to be completed in 2004 at a cost of about $250 million, with initial occupancy starting in mid-2004. The lease agreement requires Visteon to make lease payments after construction is substantially completed equal to all interest then due and payable by the variable interest entity under the related credit agreement. The lease term expires in 2017, at which time Visteon is required to either purchase the facility at a price equal to the sum of all borrowings under the related credit agreement, less certain proceeds and other amounts applied against the balance, or renew the lease upon the mutual agreement of Visteon and the lessor. Consolidation of this entity was based on an assessment that Visteon is subject to a majority of the risk of loss from the variable interest entity’s activities and is entitled to receive a majority of the entity’s residual returns. This assessment included consideration of the terms of the lease agreement, the amount of the owner’s equity investment at risk and the source of the entity’s debt financing through the delayed draw term loan arrangement provided for under Visteon’s Credit Facilities discussed further in Note 9 of our consolidated financial statements. As of December 31, 2003, this entity has incurred about $117 million in expenditures related to this facility.

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

NOTE 3. Accounting Policies — (Continued)

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

      Research and development costs are expensed as incurred and were $913 million in 2003, $911 million in 2002 and $1,037 million in 2001.

      Pre-production design and development costs that are non-reimbursable relating to long-term supply arrangements are expensed as incurred.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 3. Accounting Policies — (Continued)

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

NOTE 3. Accounting Policies — (Continued)

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

      The criteria used to determine whether hedge accounting treatment is appropriate are the designation of the hedge to an underlying exposure, reduction of overall risk and correlation between the changes in the value of the derivative instrument and the underlying exposure. Gains and losses on cash flow hedges initially are reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Gains and losses on interest rate swaps (fair value hedges) are recorded in long-term debt (see Note 13 of our consolidated financial statements). All other derivative gains and losses are recognized in costs of sales. Except for interest rate swaps, these derivatives usually mature in two years or less, consistent with the underlying transactions. The effect of changes in exchange rates, interest rates and commodity prices may not be fully offset by gains or losses on currency derivatives, depending on the extent to which the exposures are hedged.

Foreign Currency Translation

      Assets and liabilities of Visteon’s non-U.S. businesses generally are translated to U.S. Dollars at end-of-period exchange rates. The effects of this translation for Visteon are reported in other comprehensive income. Remeasurement of assets and liabilities of Visteon’s non-U.S. businesses that use the U.S. Dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of Visteon’s non-U.S. businesses are translated to U.S. Dollars at average-period exchange rates and are recognized as part of revenues, costs and expenses. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of the business involved. Net transaction gains and losses, as described above, decreased net income $26 million and $14 million in 2003 and 2002, respectively, and increased net income $6 million in 2001. Total foreign currency translation adjustments as a component of accumulated other comprehensive income increased stockholders’ equity by $97 million at December 31, 2003, and reduced stockholders’ equity $66 million at December 31, 2002.

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

NOTE 3. Accounting Policies — (Continued)

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

Capitalized Software Costs

      Significant costs incurred in the acquisition or development of software for internal use are capitalized. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense. Capitalized internal software costs include primarily external direct costs and payroll and payroll related costs. Capitalized software costs are amortized using the straight-line method over estimated useful lives generally ranging from 3 to 8 years. The net book value of capitalized software costs was about $108 million at December 31, 2003. Related amortization expense was about $39 million in 2003.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 3. Accounting Policies — (Continued)

Impairment of Long-Lived Assets and Certain Identifiable Intangibles

      Visteon evaluates long-lived assets to be held and used and long-lived assets to be disposed of for potential impairment at the product line level whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Asset groupings at the product line level, rather than the operating segment level used in prior years, is considered the lowest level of identifiable cash flows which are largely independent as the recently completed Ford agreements contractually provide Visteon greater flexibility to make product level decisions, including decisions related to selling or exiting certain businesses. Visteon considers projected future undiscounted cash flows, trends and other circumstances in making such estimates and evaluations. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such factors as future automotive production volumes (primarily for Ford), selling price changes, labor cost changes, material cost changes, productivity and other cost savings and capital expenditures could significantly affect our evaluations. Asset impairment charges recorded during 2003 are discussed further in Note 14 of our consolidated financial statements.

Goodwill

      Visteon adopted Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS 142 no longer permits amortization of goodwill and establishes a new method of testing goodwill for impairment by using a fair-value based approach. See Note 15 of our consolidated financial statements for further description related to this accounting change.

Postemployment Benefits

      Visteon accounts for certain severance benefits to former or inactive employees after employment but before retirement when it is probable that a liability has been incurred, and the amount can be reasonably estimated.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 3. Accounting Policies — (Continued)

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

	2003	2002	2001

	(Restated)
	(in millions, except per share
	amounts)
Net (loss), as reported	$(1,243)	$(362)	$(122)
Add: Stock-based employee compensation expense included in reported net (loss), net of related tax effects	9	4	9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18)	(15)	(11)

Pro forma net (loss)	$(1,252)	$(373)	$(124)

(Loss) per share:
Basic and diluted — as reported	$(9.88)	$(2.84)	$(0.94)
Basic and diluted — pro forma	$(9.95)	$(2.92)	$(0.96)

      The following is a summary of the fair values and assumptions used under a Black-Scholes option-pricing model for stock options granted in 2003, 2002 and 2001:

	2003	2002	2001

Fair Values
Average fair value of stock option granted in which the exercise price equaled the market price of the stock on the grant date	$2.34	$6.27	$6.83
Average fair value of stock option granted in which the exercise price was less than the market price of the stock on the grant date	N/A	N/A	$7.94
Weighted Average Assumptions
Risk-free interest rate	3.0%	4.8%	4.7%
Expected life (years)	5.0	6.0	4.7
Volatility	43.2%	51.6%	42.8%
Dividend yield	1.9%	1.8%	1.4%

      See Note 10 of our consolidated financial statements for further information related to stock-based awards.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Inventories

	December 31,

	2003	2002

	(Restated)
	(in millions)
Raw materials, work-in-process and supplies	$518	$609
Finished products	243	269

Total inventories	$761	$878

U.S. inventories	$436	$548

      The components of inventory have been conformed to reclassify finished products inventory at several plant locations.

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

NOTE 5.	Net Property, Depreciation and Amortization

	December 31,

	2003	2002

	(Restated)
	(in millions)
Land	$122	$125
Buildings and land improvements	1,549	1,561
Machinery, equipment and other	8,308	8,631
Construction in progress	428	320

Total land, plant and equipment	10,407	10,637
Accumulated depreciation	(5,398)	(5,527)

Net land, plant and equipment	5,009	5,110
Special tools, net of amortization	356	338

Net property	$5,365	$5,448

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Net Property, Depreciation and Amortization — (Continued)

      Depreciation and amortization expenses, were as follows:

	2003	2002	2001

	(Restated)
	(in millions)
Depreciation	$572	$551	$562
Amortization	105	82	82
Goodwill amortization	—	—	23

Total	$677	$633	$667

      At December 31, 2003, Visteon had the following minimum rental commitments under non-cancelable operating leases (in millions): 2004 — $53; 2005 — $35; 2006 — $29; 2007 — $26; 2008 — $19; thereafter — $70. Rent expense was $86 million in 2003, $90 million in 2002 and $106 million in 2001.

      Maintenance, repairs and rearrangement costs are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. Pre-production costs related to new facilities are expensed as incurred. Unbilled receivables related to production tooling costs, which are not owned by Visteon and for which there is an agreement for contractual reimbursement, were about $215 million and $170 million at December 31, 2003 and 2002, respectively.

NOTE 6.	Income Taxes

      Income (loss) before income taxes, minority interests and change in accounting, excluding equity in net income of affiliated companies, was as follows:

	2003	2002	2001

	(Restated)
	(in millions)
U.S.	$(1,202)	$(126)	$(345)
Non-U.S.	(44)	(51)	146

Total income (loss) before income taxes	$(1,246)	$(177)	$(199)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Income Taxes — (Continued)

      The provision (benefit) for income taxes was calculated as follows:

	2003	2002	2001

	(Restated)
	(in millions)
Current tax provision (benefit)
U.S. federal	$—	$(1)	$(6)
Non-U.S.	89	76	77
U.S. state and local	1	—	—

Total current	90	75	71

Deferred tax provision (benefit)
U.S. federal	(262)	(62)	(116)
Non-U.S.	216	(73)	(25)
U.S. state and local	(21)	(4)	(4)

Total deferred	(67)	(139)	(145)

Total provision (benefit)	$23	$(64)	$(74)

*	Excludes effect of change in accounting.

     A reconciliation of the provision (benefit) for income taxes compared with amounts at the U.S. statutory tax rate is shown below:

	2003	2002	2001

	(Restated)
Tax provision (benefit) at U.S. statutory rate of 35%	(35)%	(35)%	(35)%
Effect of:
Tax on non-U.S. income	—	—	—
U.S. state and local income taxes	(3)	(2)	(2)
U.S. general business credits	(1)	(6)	(6)
Increase in valuation allowance	38	12	—
Other	3	(5)	6

Provision (benefit) for income taxes	2%	(36)%*	(37)%

*	Excludes effect of change in accounting.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Income Taxes — (Continued)

      The components of deferred income tax assets and liabilities at December 31 were as follows:

	December 31,

	2003	2002

	(Restated)

	(in millions)
Deferred tax assets
Employee benefit plans	$1,197	$1,067
Capitalized research and development expenses	319	11
Net operating losses and other carryforwards	281	347
All other	379	184

Subtotal	2,176	1,609
Valuation allowance	(524)	(21)

Total deferred tax assets	1,652	1,588

Deferred tax liabilities
Depreciation and amortization	590	707
All other	202	98

Total deferred tax liabilities	792	805

Net deferred tax assets	$860	$783

      On its 2002 U.S. federal income tax return, Visteon capitalized certain research and development expenses, which resulted in the utilization of substantially all of its U.S. net operating loss carryforwards, as well as losses related to foreign affiliates that are treated as pass-through entities for U.S. tax purposes, at December 31, 2002. Visteon intends to capitalize additional research and development expenses on its 2003 U.S. federal income tax return, resulting in no incremental U.S. net operating loss at December 31, 2003. The anticipated tax benefit of non-U.S. net operating loss carryforwards is $129 million at December 31, 2003. These losses have carryforward periods ranging from 5 years to indefinite. U.S. foreign tax credit carryforwards are $81 million at December 31, 2003. These credits will begin to expire in 2006. U.S. general business credit and other carryforwards are $71 million at December 31, 2003. These credits and other carryforwards will begin to expire in 2021.

      During 2003, Visteon recorded an additional valuation allowance of $503 million against its deferred tax assets, of which $473 million was recorded through income tax expense ($465 million as a special charge in the fourth quarter) and $30 million was recorded through other comprehensive income. As of December 31, 2003, a valuation allowance totaling $524 million has been recorded against Visteon’s deferred tax assets. Of this amount, $383 million relates to a portion of Visteon’s U.S. deferred tax assets, including deferred tax assets related to foreign affiliates that are treated as pass-through entities for U.S. tax purposes, and $141 million relates to net operating loss carryforwards and other deferred tax assets in certain foreign jurisdictions, where recovery of the carryforwards or assets is unlikely.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Income Taxes — (Continued)

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

NOTE 7.	Liabilities

Current Liabilities

      Included in accrued liabilities at December 31 were the following:

	December 31,

	2003	2002

	(Restated)
	(in millions)
Employee benefits, including pensions	$386	$384
Salaries, wages and employer taxes	104	170
Postretirement benefits other than pensions	73	93
Other	367	375

Total accrued liabilities	$930	$1,022

Noncurrent Liabilities

      Included in other noncurrent liabilities at December 31 were the following:

	December 31,

	2003	2002

	(Restated)
	(in millions)
Employee benefits, including pensions	$668	$571
Minority interests in net assets of subsidiaries	156	129
Deferred income taxes	3	3
Other	681	442

Total other liabilities	$1,508	$1,145

      Other current and noncurrent liabilities include amounts related to product warranty, product recall and the exit from the North American seating operation, which is discussed further in Note 14 of our consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Employee Retirement Benefits

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Employee Retirement Benefits — (Continued)

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Employee Retirement Benefits — (Continued)

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

      Visteon recognizes postretirement benefit expense based on an allocation of the Ford postretirement healthcare and life insurance benefit expense for the Visteon-assigned Ford-UAW employees and certain salaried employees. The assumptions used by Ford to measure its obligation and expense for those benefits are as follows as of December 31:

	2003	2002

Discount rate	6.25%	6.75%
Initial health care cost trend rate	9.00%	11.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2010	2008

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Employee Retirement Benefits — (Continued)

      Visteon’s expense for retirement benefits was as follows:

	Retirement Plans

							Health Care and Life
	U.S. Plans			Non-U.S. Plans			Insurance Benefits

	2003	2002	2001	2003	2002	2001	2003	2002	2001

	(Restated)
	(in millions, except percentages)
Costs Recognized in Income
Service cost	$53	$47	$45	$32	$27	$19	$37	$36	$28
Interest cost	59	55	50	52	40	34	51	62	53
Expected return on plan assets	(56)	(64)	(64)	(54)	(48)	(49)	—	—	—
Amortization of:
Transition (asset) obligation	—	—	(4)	1	1	—	—	—	—
Plan amendments	10	8	8	10	6	6	—	(7)	(1)
(Gains) losses and other	—	(2)	(3)	1	(4)	(8)	10	5	2
Special termination benefits	2	30	52	20	4	1	4	15	19
Curtailments	—	—	(3)	—	45	1	—	1	—
Settlements	1	—	—	2	—	—	—	—	—
Expense for Visteon-assigned Ford-UAW and certain salaried employees	172	62	58	—	—	—	323	224	181

Net pension/postretirement expense	$241	$136	$139	$64	$71	$4	$425	$336	$282

Assumptions — cost
Discount rate for expense	6.75%	7.50%	7.75%	5.75%	6.00%	6.25%	6.75%	7.25%	7.50%
Assumed long-term rate of return on assets	9.00%	9.50%	9.50%	8.25%	9.00%	10.00%	6.00%	6.00%	6.00%
Initial health care cost trend rate	—	—	—	—	—	—	10.44%	9.45%	8.97%
Ultimate health care cost trend rate	—	—	—	—	—	—	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	—	—	—	—	—	—	2008	2008	2008

      Increasing the assumed health care cost trend rates by one percentage point is estimated to increase the Visteon plans’ aggregate service and interest cost components of Visteon’s net postretirement benefit expense for 2003 by about $27 million ($42 million for Ford plans) and the accumulated postretirement benefit obligation at December 31, 2003 by about $195 million. A decrease of one percentage point would reduce service and interest costs by $21 million ($34 million for Ford plans) and decrease the December 31, 2003 obligation by about $155 million.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Employee Retirement Benefits — (Continued)

      The status of these plans as of their most recent measurement dates was as follows:

	Retirement Plans
					Health Care and
					Life Insurance
	U.S. Plans		Non-U.S. Plans		Benefits

	2003	2002	2003	2002	2003	2002

	(Restated)
	(in millions, except percentages)
Change in Benefit Obligation
Benefit obligation — beginning	$851	$703	$866	$641	$753	$528
Service cost	53	47	32	27	37	27
Interest cost	59	55	52	40	51	41
Amendments/other	8	28	19	37	1	—
Actuarial loss	89	52	39	31	313	187
Special termination benefits	33	—	15	4	—	—
Curtailment	—	—	(12)	28	—	(4)
Settlements	(1)	—	1	—	—	—
Foreign exchange translation	—	—	150	70	1	—
Benefits paid	(39)	(34)	(39)	(12)	(26)	(26)

Benefit obligation — ending	$1,053	$851	$1,123	$866	$1,130	$753

Change in Plan Assets
Plan assets — beginning	$562	$595	$451	$422	$—	$—
Actual return on plan assets	107	(27)	49	(61)	—	—
Sponsor contributions	37	22	76	47	25	26
Participant contributions	8	8	15	10	1	—
Foreign exchange translation	—	—	83	33	—	—
Benefits paid/other	(43)	(36)	(39)	—	(26)	(26)

Plan assets — ending	$671	$562	$635	$451	$—	$—

Funded Status of the Plans
Plan assets in excess of (less than) benefit obligations	$(382)	$(289)	$(488)	$(415)	$(1,130)	$(753)
Contributions between measurement and end of fiscal year	6	—	23	25	14	7
Special termination benefits between measurement and end of fiscal year	—	—	(5)	—	—	—
Unrecognized:
Net (gains) losses	153	112	274	205	520	214
Prior service cost/other	59	69	115	111	8	7

Net amount recognized	$(164)	$(108)	$(81)	$(74)	$(588)	$(525)

Amount Recognized in Balance Sheet
Prepaid assets	$—	$1	$18	$15	$—	$—
Accrued liabilities	(315)	(257)	(275)	(194)	(588)	(525)
Intangible assets	54	62	83	81	—	—
Deferred income taxes	30	32	2	9	—	—
Accumulated other comprehensive income	67	54	91	15	—	—

Net amount recognized	$(164)	$(108)	$(81)	$(74)	$(588)	$(525)

Assumptions — Benefit Obligations
Discount rate	6.10%	6.75%	5.60%	5.75%	6.10%	6.75%
Expected rate of return on assets	9.00%	9.00%	7.70%	8.25%	—	—
Rate of increase in compensation	4.00%	4.00%	3.70%	3.75%	—	—
Initial health care cost trend rate	—	—	—	—	11.00%	10.44%
Ultimate health care cost trend rate	—	—	—	—	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	—	—	—	—	2009	2007
Measurement date	9/30	9/30	9/30	9/30	9/30	9/30

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Employee Retirement Benefits — (Continued)

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

      The change in the U.S. discount rate from 6.75% to 6.10% for the year ended December 31, 2003 resulted in an increase of $103 million and $98 million to the U.S. pension benefit obligation and health care and life insurance benefit obligation, respectively, which are included in the 2003 actuarial losses in the table above.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Employee Retirement Benefits — (Continued)

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

Medicare Legislation

      The impact of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”), has not been reflected in Visteon’s accounting for postretirement healthcare benefits or in disclosures above as the Act was signed into law subsequent to our measurement date of September 30, 2003.

NOTE 9. Debt

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 9. Debt — (Continued)

      On August 3, 2000, Visteon completed a public offering of unsecured fixed rate term debt securities totaling $1.2 billion with maturities of five years and ten years. The offering included $500 million of securities maturing on August 1, 2005, and $700 million of securities maturing on August 1, 2010. The five and ten year securities were issued at a slight discount to the stated rates of interest of 7.95% and 8.25%, respectively. Interest rate swaps have been entered into for a portion of the unsecured term debt securities maturing on August 1, 2005, and a portion of the debt securities maturing on August 1, 2010. These swaps effectively convert the securities from fixed interest rate to variable interest rate instruments, as further described in Note 13 of our consolidated financial statements. The weighted average interest rates as presented include the effects of interest rate swaps. Interest is payable semi-annually on February 1 and August 1. The unsecured term debt securities agreement contains certain restrictions including, among others, a limitation relating to liens and sale lease-back transactions, as defined in the agreement. In the opinion of management, Visteon was in compliance with all of these restrictions.

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

NOTE 9. Debt — (Continued)

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

NOTE 10. Capital Stock and Stock Award Plans

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 10. Capital Stock and Stock Award Plans — (Continued)

      Effective at the date of spin-off and subject to shareholder approval, Visteon granted under the Incentive Plan to some employees about 2 million stock options with an exercise price equal to the average of the highest and lowest prices at which Visteon common stock was traded on the New York Stock Exchange on that date. Shareholder approval was obtained in May 2001 for the grant of these stock options. The difference between the exercise price and the average price of Visteon common stock on the date of shareholder approval will be recognized as compensation expense over the vesting period. Stock option compensation expense before taxes, including the effect of expensing the fair value of stock-based awards granted to employees pursuant to SFAS 123 discussed further in Note 3 of our consolidated financial statements, was $5 million, $3 million and $4 million in 2003, 2002 and 2001, respectively.

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

NOTE 10. Capital Stock and Stock Award Plans — (Continued)

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

      Information concerning restricted stock awards is as follows:

		Weighted
	Shares	Average Price

	(in thousands)
Outstanding at December 31, 2000	—	$—
Granted	1,892	17.39
Lapsed	(65)	17.46
Terminated	(178)	17.46

Outstanding at December 31, 2001	1,649	$17.38
Granted	1,345	13.20
Lapsed	(79)	17.46
Terminated	(201)	16.26

Outstanding at December 31, 2002	2,714	$15.39
Granted	2,567	6.62
Lapsed	(26)	17.46
Terminated	(234)	9.10

Outstanding at December 31, 2003	5,021	$11.20

NOTE 11.	Litigation and Claims

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Litigation and Claims — (Continued)

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

NOTE 12.	Arrangements with Ford and its Affiliates

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Arrangements with Ford and its Affiliates — (Continued)

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Arrangements with Ford and its Affiliates — (Continued)

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Arrangements with Ford and its Affiliates — (Continued)

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Arrangements with Ford and its Affiliates — (Continued)

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

NOTE 13.	Financial Instruments

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

      The fair value of debt was $1,944 million at December 31, 2003, based on quoted market prices or current rates for similar debt with the same remaining maturities, compared with book value of $1,818 million. The fair value of debt approximated $1,698 million at December 31, 2002. The notional amount of interest rate swaps was $540 million and $790 million, respectively, at December 31, 2003 and 2002. The fair market value of the interest rate swaps was an asset of $15 million and $39 million at December 31, 2003 and 2002, respectively, with an offsetting amount recorded in long-term debt.

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

NOTE 14.	Special Charges

2003 Actions

      Visteon recorded pre-tax special charges of $754 million and after-tax special charges of $949 million, with $734 million in costs of sales and $20 million in selling, administrative and other expenses, as summarized below:

	2003

	Pre-tax	After-tax

	(Restated)
	(in millions)
Restructuring and other charges:
2003 actions	$139	$91
Adjustments to prior year’s expenses	(9)	(6)

Total restructuring and other charges	130	85
Loss related to fourth quarter asset impairment charges	407	260
Loss related to seating operations*	217	139
Deferred tax valuation allowance (Note 6)	—	465

Total special charges	$754	$949

*	2003 amounts include $18 million related operating losses from the North American seating operation between the effective date of the exit agreements (April 1, 2003) and the date the agreements were finalized (June 23, 2003).

Restructuring and Other Charges

      In the fourth quarter of 2003, Visteon recorded pre-tax charges of $48 million comprised of $14 million related to an involuntary program to separate about 110 U.S. salaried employees, $7 million related to a program started in the second quarter of 2003 to involuntary separate hourly employees located in Germany, $8 million related to the involuntary separation of about 44 salaried employees in Germany, $11 million related to the separation of about 100 hourly employees located at Visteon’s plants in Europe through a continuation of special voluntary retirement and separation program started in 2002 and $8 million related to other minor actions. The separation of the 110 U.S. salaried employees will take place at various times in 2004; all other actions were substantially completed during the fourth quarter of 2003.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Special Charges — (Continued)

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Special Charges — (Continued)

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

2002 Actions

      Visteon recorded pre-tax special charges of $223 million and after-tax special charges of $407 million, with $200 million in costs of sales and $23 million in selling, administrative and other expenses, as summarized below:

	2002

	Pre-tax	After-tax

	(in millions)
Restructuring and other charges:
2002 actions*	$209	$134
Adjustments to prior year’s expenses	(12)	(8)

Total restructuring and other charges	197	126
Loss related to sale of restraint electronics business	26	16
Change in accounting, net of tax (Note 15)	—	265

Total special charges	$223	$407

*	2002 amount includes $5 million related to the write-down of inventory.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Special Charges — (Continued)

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Special Charges — (Continued)

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

	Automotive Operations		Glass Operations

	Employee-Related	Other	Employee-Related	Total

	(Restated)

	(in millions)
December 31, 2001 reserve balances	$17	$—	$6	$23
First quarter 2002 actions	81	14	—	95
Third quarter 2002 actions	10	16	—	26
Fourth quarter 2002 actions	83	—	5	88
Adjustments to prior year’s expenses	(9)	—	(3)	(12)

Total net expense	165	30	2	197
Utilization	(147)	(30)	(7)	(184)
Foreign exchange translation	1	—	—	1

December 31, 2002 reserve balances	36	—	1	37
First quarter 2003 actions	26	4	1	31
Second quarter 2003 actions	49	—	—	49
Third quarter 2003 actions	11	—	—	11
Fourth quarter 2003 actions	48	—	—	48
Adjustments to prior year’s expenses	(8)	—	(1)	(9)

Total net expense	126	4	—	130
Utilization	(122)	(4)	(1)	(127)
Foreign exchange translation	5	—	—	5

December 31, 2003 reserve balances	$45	$—	$—	$45

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Special Charges — (Continued)

      Utilization for 2003 of $127 million includes $97 million of cash payments mainly for severance pay, $26 million incurred related to special pension and other postretirement benefits and $4 million related to the non-cash write-down of certain plant assets. Utilization for 2002 of $184 million includes $111 million incurred related to special pension and other postretirement benefits, $43 million of cash payments mainly for severance pay, $28 million related to the non-cash write-down of certain plant assets and inventory and $2 million of cash payments for other exit costs.

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

NOTE 15. Accounting Change

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

NOTE 15. Accounting Change — (Continued)

      The following presents net (loss) and (loss) per share, adjusted to reflect the adoption of the non-amortization provisions of SFAS 142, as of the beginning of the periods presented:

	2003	2002	2001

		(Restated)

	(in millions, except
	per share amounts)
Net (Loss)
Reported net (loss)	$(1,243)	$(362)	$(122)
Goodwill amortization, net of tax	—	—	17

Adjusted net (loss)	$(1,243)	$(362)	$(105)

(Loss) Per Share — Basic and Diluted
Reported (loss) per share	$(9.88)	$(2.84)	$(0.94)
Goodwill amortization, net of tax	—	—	0.13

Adjusted (loss) per share	$(9.88)	$(2.84)	$(0.81)

NOTE 16.	Cash Flows

      The reconciliation of net (loss) to cash flows provided by operating activities is as follows:

	2003	2002	2001

		(Restated)

	(in millions)
Net (loss)	$(1,243)	$(362)	$(122)
Adjustment to reconcile net (loss) to cash flows from operating activities:
Cumulative effect of change in accounting, net of tax	—	265	—
Depreciation and amortization	677	633	667
Asset impairment charges	436	—	—
Loss on divestitures	—	26	—
Earnings of affiliated companies in excess of dividends remitted	(20)	(28)	(12)
Benefit for deferred income taxes	(67)	(148)	(145)
Sale of receivables	5	10	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and other current assets	(37)	280	(186)
Decrease in inventory	143	76	83
Increase (decrease) in accounts payable, accrued and other liabilities	(8)	49	(185)
Increase in postretirement benefits other than pensions	400	279	257
Other	77	23	83

Cash flows provided by operating activities	$363	$1,103	$440

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Cash Flows — (Continued)

      Cash paid for interest and income taxes was as follows:

	2003	2002	2001

	(Restated)

	(in millions)
Interest	$94	$120	$131
Income taxes	75	80	44

NOTE 17.	Information Technology Agreement

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

NOTE 18.	Segment Information

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Segment Information — (Continued)

      The accounting policies for the operating segments are the same as those described in Note 3, “Accounting Policies,” of our consolidated financial statements. Income (loss) before income taxes is the primary profitability measure used by our chief operating decision-makers, both including and excluding the effects of special charges. Special charges are discussed further in Notes 6, 14 and 15 of our consolidated financial statements. Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(Restated)

	(in millions)
2003
Sales	$17,097	$563	$17,660
(Loss) before income taxes	(1,182)	(9)	(1,191)
Net (loss)	(1,234)	(9)	(1,243)
Special charges:
Before taxes	754	—	754
After taxes	944	5	949
Depreciation/amortization	670	7	677
Capital expenditures	863	9	872
Unconsolidated affiliates:
Equity in net income	51	4	55
Investments in	195	20	215
Total assets, end of period	10,675	258	10,933
2002
Sales	$17,797	$598	$18,395
Income (loss) before income taxes	(153)	20	(133)
Cumulative effect of change in accounting, net of tax	265	—	265
Net income (loss)	(376)	14	(362)
Special charges:
Before taxes	221	2	223
After taxes, excluding change in accounting	141	1	142
Depreciation/amortization	627	6	633
Capital expenditures	718	7	725
Unconsolidated affiliates:
Equity in net income	39	5	44
Investments in	171	20	191
Total assets, end of period	10,907	262	11,169
2001
Sales	$17,222	$621	$17,843
(Loss) before income taxes	(116)	(59)	(175)
Net (loss)	(87)	(35)	(122)
Special charges:
Before taxes	142	50	192
After taxes	90	31	121
Depreciation/amortization	662	5	667
Capital expenditures	748	8	756
Unconsolidated affiliates:
Equity in net income	19	5	24
Investments in	140	18	158
Goodwill, end of period	363	—	363
Total assets, end of period	10,875	309	11,184

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Segment Information — (Continued)

      Visteon’s major geographic areas are the United States, Europe and Asia Pacific. Other geographic areas (primarily Canada, Mexico and South America) individually are not material. Financial information segregated by geographic area is as follows:

					Total
Geographic Areas	United States	Europe	Asia-Pacific	All Other	Visteon

	(Restated)

	(in millions)
2003
Sales	$11,852	$3,209	$1,454	$1,145	$17,660
Net property	3,001	1,503	442	419	5,365
2002
Sales	$13,093	$2,878	$1,249	$1,175	$18,395
Net property	3,196	1,409	407	436	5,448
2001
Sales	$12,677	$2,781	$1,084	$1,301	$17,843
Net property	3,179	1,255	411	490	5,335

      Visteon’s sales by group of similar products is as follows:

Product Groups	2003	2002

	(in millions)
Automotive Operations
Chassis Products & Systems	$4,390	$4,544
Interior Products & Systems	3,653	3,982
Climate Control Products & Systems	3,848	3,786
Powertrain Products & Systems	3,144	3,320
Electronic Products & Systems	2,091	2,233
Exterior Products & Systems	801	814
Eliminations	(830)	(882)

Total Automotive Operations	17,097	17,797
Glass Operations	563	598

Total Visteon	$17,660	$18,395

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 19. Summary Quarterly Financial Data (Unaudited)

      The following tables present the originally reported and the restated summary quarterly financial data.

	2003				2002

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	Originally Reported

	(in millions, except per share amounts)
Sales	$4,704	$4,613	$3,884	$4,459	$4,469	$5,039	$4,344	$4,543
Operating income (loss)	(15)	(251)	(257)	(605)	(89)	127	(75)	(44)
Income (loss) before income taxes	(19)	(256)	(264)	(611)	(107)	117	(78)	(49)
Net income (loss)	(15)	(167)	(168)	(863)	(338)	72	(52)	(34)
Earnings (loss) per share	$(0.12)	$(1.33)	$(1.34)	$(6.87)	$(2.63)	$0.56	$(0.40)	$(0.27)

	2003				2002

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(Restated)

	(in millions, except per share amounts)
Sales	$4,704	$4,613	$3,884	$4,459	$4,469	$5,039	$4,344	$4,543
Operating income (loss)	(21)	(259)	(267)	(622)	(95)	121	(79)	(44)
Income (loss) before income taxes	(25)	(264)	(274)	(628)	(113)	111	(82)	(49)
Net income (loss)	(19)	(172)	(174)	(878)	(342)	69	(54)	(35)
Earnings (loss) per share	$(0.15)	$(1.37)	$(1.38)	$(6.99)	$(2.66)	$0.54	$(0.42)	$(0.28)

      As discussed further in Note 14 of our consolidated financial statements, Visteon recorded pre-tax charges of $31 million, $266 million, $2 million and $455 million in the first quarter, second quarter, third quarter and fourth quarter of 2003, respectively, related to asset impairment charges, exit of the North American seating operations, restructuring and other actions. Results for the fourth quarter of 2003 include income tax expense of $465 million related to recording income tax valuation allowances, which are discussed further in Note 6 of our consolidated financial statements.

      As discussed further in Note 14 of our consolidated financial statements, Visteon recorded pre-tax charges of $116 million, $26 million and $81 million in the first quarter, third quarter and fourth quarter of 2002, respectively, related to restructuring actions and the sale of the restraint electronics business. As discussed further in Note 15 of our consolidated financial statements, results for the first quarter of 2002 include an impairment loss on goodwill of $363 million ($265 million after-tax) as a cumulative effect of change in accounting principle.

VISTEON CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions			Balance
	Beginning	Charged to			at End
	of Year	Income	Deductions(a)	Other(b)	of Year

	(Restated)
	(in millions)
Year Ended December 31, 2003:
Allowance for doubtful accounts	$24	$24	$(13)	$—	$35
Valuation Allowance for deferred taxes	21	473	—	30	524
Year Ended December 31, 2002:
Allowance for doubtful accounts	$19	$13	$(8)	$—	$24
Valuation allowance for deferred taxes	—	21	—	—	21
Year Ended December 31, 2001:
Allowance for doubtful accounts	$22	$11	$(14)	$—	$19
Valuation allowance for deferred taxes	—	—	—	—	—

(a)	Deductions represent uncollectible accounts charged off, net of recoveries.

(b)	Other represents adjustment to other comprehensive income.

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.
4.1	Indenture dated as of June 23, 2000 between Visteon and Bank One Trust Company, N.A., as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated July 31, 2000 (filed August 16, 2000).
4.2	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Purchase and Supply Agreement dated as of December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.†
10.3	2003 Relationship Agreement dated December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.4	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.5	Aftermarket Relationship Agreement dated as of January 1, 2000 between Visteon and the Automotive Consumer Services Group of Ford is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.6	Amended and Restated Hourly Employee Assignment Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.7	Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.8	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.9	Visteon Corporation 2000 Incentive Plan is incorporated herein by reference to Appendix E to the Proxy Statement of Visteon dated March 26, 2001.*
10.10	Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*

Exhibit
Number	Exhibit Name

10.10.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.10 hereto entered into by Visteon with Messrs. Pestillo, Johnston, Coulson, Orchard, Chatterjee and Marcin, and Ms. Fox. is incorporated herein by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.11	Issuing and Paying Agency Agreement dated as of June 5, 2000 between Visteon and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.12	Corporate Commercial Paper — Master Note dated June 1, 2000 is incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.13	Letter Loan Agreement dated as of June 12, 2000 from The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.14	Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.15	Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.16	Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.17	Visteon Corporation Savings Parity Plan is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.18	Visteon Corporation Pension Parity Plan is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.19	Visteon Corporation Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.20	Executive Employment Agreement dated as of September 15, 2000 between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2001.*
10.21	Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.22	Visteon Corporation Executive Separation Allowance Plan is incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.23	Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain executive officers under the plans constituting Exhibits 10.14, 10.16, 10.17, 10.18, 10.19 and 10.22 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*

Exhibit
Number	Exhibit Name

10.24	Five-Year Revolving Loan Credit Agreement dated as of June 20, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.25	364-Day/1-Year Term-Out Credit Agreement dated as of June 19, 2003 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Citibank N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of Visteon dated July 29, 2003.
10.26	Five-Year Term Loan Credit Agreement dated as of June 25, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.27	Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*
10.28	Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.29	Employment Agreement effective as of January 1, 2004 between Visteon and Daniel R. Coulson is incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
12.1	Statement re: Computation of Ratios.
14	A Pledge of Integrity (code of ethics) is incorporated herein by reference to Exhibit 14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
21.1	Subsidiaries of Visteon is incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K/A.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated March 16, 2005.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated March 16, 2005.
32.1	Section 1350 Certification of Chief Executive Officer dated March 16, 2005.
32.2	Section 1350 Certification of Chief Financial Officer dated March 16, 2005.
99.1	Risk Factors is incorporated herein by reference to Exhibit 99.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.

†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

* Indicates that exhibit is a management contract or compensatory plan or arrangement.

     In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.