Form 10-Q/A
period 2004-03-31
VISTEON CORP
filed 2005-03-16
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes  ✓    No

          As of March 1, 2005, the Registrant had outstanding 128,678,345 shares of common stock, par value $1.00 per share.

Exhibit index located on page number 40.

CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART II. OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX
Statement re: Computation of Ratios
Letter of PricewaterhouseCoopers LLP
Rule 13a-14(a) Certification of Chief Executive Officer
Rule 13a-14(a) Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

VISTEON CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-Q/ A(“Form 10-Q/ A”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2004 (the “Original Filing”), is being filed to reflect restatements of our consolidated balance sheets at March 31, 2004 and December 31, 2003; and our consolidated statement of operations for each of the periods ended March 31, 2004 and March 31, 2003, and the notes related thereto. The restatements primarily pertain to the following matters identified during the course of preparing Visteon’s 2004 financial statements:

•	Effective in January 2002, and again in January 2004, Visteon amended its retiree health care benefits plans for certain of its U.S. employees. These amendments changed the eligibility requirements for participants in the plans, and, as a result, Visteon changed the expense attribution periods. We have determined that these changes in eligibility requirements were not properly communicated to affected employees, and, therefore, the revision to the expense attribution periods, which resulted in expense reductions, should not have been made. The impact of the correction of these errors decreased net income by approximately $5 million ($0.04 per share) and increased net loss by approximately $4 million ($0.03 per share) for the quarters ended March 31, 2004 and March 31, 2003, respectively.

•	Visteon is making corrections for certain tooling costs originally recorded as receivables. Costs incurred for Visteon-owned tooling used in production have been adjusted to reflect such costs as long-term assets and to provide related amortization expense. Non-reimbursable costs incurred to develop customer-owned tooling have been expensed in the periods such costs were incurred. There was no impact of the correction of these errors on net income for the quarters ended March 31, 2004 and March 31, 2003.

•	Visteon is making corrections for certain volume related rebates, received from numerous capital equipment suppliers for purchases, which were originally recognized as a reduction to expense. Costs incurred for capital equipment have been adjusted to reflect such discounts as a reduction to long-term assets and to adjust related depreciation and amortization expense. The impact of the correction of these errors increased net loss by approximately $2 million ($0.01 per share) for the quarter ended March 31, 2004.

•	During the review of our annual United Kingdom pension valuations, we identified unrecorded pension expenses incurred as a result of special termination benefits provided under Visteon’s European Plan for Growth program. The impact of the correction of these errors decreased net income by approximately $3 million ($0.02 per share) for the quarter ended March 31, 2004.

•	Visteon also identified unrecorded postretirement health care expenses at one of Visteon’s foreign locations. There was no impact of the correction of these errors on net income for the quarters ended March 31, 2004 and March 31, 2003.

•	Visteon is correcting the amount and timing of the recognition of certain tax adjustments made during the periods. As Visteon expects to repatriate earnings of foreign subsidiaries, adjustments were made to provide for the tax effects of foreign currency movements against the U.S. dollar. These adjustments also impacted the timing of the recognition of deferred tax asset valuation allowances in the fourth quarter of 2003 and the third quarter of 2004. Further, Visteon recognized an additional valuation allowance for certain deferred tax assets that had previously been misclassified and not considered in Visteon’s 2003 deferred tax assessment. There was no impact of the correction of these errors on net income for the quarters ended March 31, 2004 and March 31, 2003.

      For a more detailed description of these restatements, see Note 2, “Restatement of Financial Statements” to the accompanying consolidated financial statements contained in this Form 10-Q/A. The decision to restate Visteon’s consolidated financial statements was previously announced in a press release that was filed with the SEC as part of a Current Report on Form 8-K of Visteon dated January 31, 2005.

      Although this Form 10-Q/ A sets forth the Original Filing in its entirety, this Form 10-Q/ A only amends and restates Items 1, 2 and 4 of Part I, Item 6 of Part II and Exhibit 12.1 of Item 6 of Part II of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain the consent of our independent registered public accounting firm and currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the independent registered public accounting firm and the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/ A as Exhibits 15.1, 31.1, 31.2, 32.1 and 32.2, respectively.

      Except for the foregoing amended information, this Form 10-Q/ A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in either our amended Quarterly Reports on Form 10-Q/ A for the quarterly periods ended June 30, 2004 and/or September 30, 2004, which are being filed concurrently with the filing of this Form 10-Q/ A, or by our Annual Report on Form 10-K for the year ended December 31, 2004, when filed, or other reports filed with the SEC subsequent to the date of this filing.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended March 31, 2004 and 2003
(in millions, except per share amounts)

	First Quarter

	2004	2003

	(Restated)	(Restated)

	(unaudited)
Sales
Ford and affiliates	$3,637	$3,721
Other customers	1,335	983

Total sales	4,972	4,704
Costs and expenses (Notes 3 and 5)
Costs of sales	4,656	4,481
Selling, administrative and other expenses	265	244

Total costs and expenses	4,921	4,725
Operating income (loss)	51	(21)
Interest income	4	4
Interest expense	23	23

Net interest expense	(19)	(19)
Equity in net income of affiliated companies (Note 3)	11	15

Income (loss) before income taxes	43	(25)
Provision (benefit) for income taxes (Note 3)	14	(14)

Income (loss) before minority interests	29	(11)
Minority interests in net income of subsidiaries	9	8

Net income (loss)	$20	$(19)

Earnings (loss) per share (Note 9)
Basic	$0.16	$(0.15)
Diluted	0.16	(0.15)
Cash dividends per share	$0.06	$0.06

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	March 31,	December 31,
	2004	2003

	(Restated)	(Restated)
	(unaudited)
Assets
Cash and cash equivalents	$1,187	$953
Marketable securities	1	3

Total cash and marketable securities	1,188	956
Accounts receivable — Ford and affiliates	1,476	1,175
Accounts receivable — other customers (Note 7)	1,184	1,185

Total receivables, net (Note 3)	2,660	2,360
Inventories (Note 12)	828	761
Deferred income taxes	163	163
Prepaid expenses and other current assets	186	143

Total current assets	5,025	4,383
Equity in net assets of affiliated companies	225	215
Net property	5,379	5,365
Deferred income taxes	716	700
Other assets	277	270

Total assets	$11,622	$10,933

Liabilities and Stockholders’ Equity
Trade payables	$2,457	$2,270
Accrued liabilities	1,003	930
Income taxes payable	39	31
Debt payable within one year	276	351

Total current liabilities	3,775	3,582
Long-term debt	1,945	1,467
Postretirement benefits other than pensions	581	515
Postretirement benefits payable to Ford	2,079	2,090
Other liabilities	1,491	1,508

Total liabilities	9,871	9,162
Stockholders’ equity
Capital stock
Preferred Stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common Stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 129 million and 131 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,297	3,288
Accumulated other comprehensive (loss) (Note 13)	(80)	(54)
Other	(34)	(19)
Accumulated deficit	(1,563)	(1,575)

Total stockholders’ equity	1,751	1,771

Total liabilities and stockholders’ equity	$11,622	$10,933

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2004 and 2003
(in millions)

	First Quarter

	2004	2003

	(Restated)	(Restated)

	(unaudited)
Cash and cash equivalents at January 1	$953	$1,204
Cash flows provided by (used in) operating activities	103	(135)
Cash flows from investing activities
Capital expenditures	(196)	(181)
Purchases of securities	—	(48)
Sales and maturities of securities	3	70
Other	—	6

Net cash used in investing activities	(193)	(153)
Cash flows from financing activities
Commercial paper repayments, net	(54)	(17)
Other short-term debt, net	(19)	—
Proceeds from issuance of other debt, net of issuance costs	474	36
Principal payments on other debt	(12)	(27)
Purchase of treasury stock	(11)	(5)
Cash dividends	(8)	(8)
Other, including book overdrafts	(42)	(1)

Net cash provided by (used in) financing activities	328	(22)
Effect of exchange rate changes on cash	(4)	2

Net increase (decrease) in cash and cash equivalents	234	(308)

Cash and cash equivalents at March 31	$1,187	$896

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1. Financial Statements

      The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, including normal recurring adjustments, necessary for a fair statement of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on February 13, 2004 and as amended on March 16, 2005.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 2. Restatement of Financial Statements

      Visteon has restated its previously issued consolidated financial statements for 2001 through 2003 and for the first three months of 2004, primarily for accounting corrections related to postretirement health care and pension costs, tooling costs, capital equipment costs, inventory costing and income taxes.

      The following table summarizes the impact of these adjustments to Visteon’s previously reported net income (loss). These adjustments impacted previously reported costs of sales, selling, administrative and other expenses and income tax expense on the consolidated statement of income.

	First Quarter

	2004	2003

	(in millions)

Net income (loss), as originally reported	$30	$(15)
Accounting corrections for postretirement health care costs and pension costs (pre-tax)(1)	(11)	(6)
Accounting corrections for capital equipment costs (pre-tax)(2)	(2)	—
Tax impact of above(3)	3	2

Net income (loss), as restated	$20	$(19)

(1) — Effective in January 2002, Visteon amended its retiree health care benefits plan for certain of its U.S. employees. Effective in January 2004, a Visteon wholly owned subsidiary amended its retiree health care benefits plan for its U.S. employees. These amendments changed the eligibility requirements for participants in the plans. As a result of these amendments, Visteon changed the expense attribution periods, which eliminated cost accruals for younger employees and increased accrual rates for older participating employees. Prior to these amendments, Visteon accrued for the cost of the benefit from a participating employee’s date of hire, regardless of age. Visteon determined that these benefit changes were not properly communicated to effected employees pursuant to the requirements of Statement of Financial Accounting Standards No. 106 and that such expense reductions should not have been recorded. Further, analysis of the annual United Kingdom pension valuation identified pension expenses related to special termination benefits provided under Visteon’s European Plan for Growth which were not fully recognized in the period in which those benefits were accepted by employees ($3 million in the first quarter of 2004). The impact of the correction of these errors decreased net income by approximately $8 million ($0.06 per share) and increased net loss by approximately $4 million ($0.03 per share), for the first quarter ended March 31, 2004 and March 31, 2003, respectively.

(2) — Represents an adjustment for volume related rebates, received from numerous capital equipment suppliers for purchases, which were originally recognized as a reduction to expense. Costs incurred for capital equipment have been adjusted to reflect such discounts as a reduction to long-term assets and to adjust related depreciation and amortization expense. The impact of the correction of these errors decreased net income approximately $2 million ($0.01 per share) for the first quarter ended March 31, 2004.

(3) — Represents the deferred tax benefit of the pre-tax expense adjustments.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 2. Restatement of Financial Statements — (Continued)

      The following is a summary of the impact of the restatement on the previously issued consolidated statement of income, consolidated balance sheets and condensed consolidated statement of cash flows included in this filing.

CONSOLIDATED STATEMENT OF INCOME

	First Quarter

	2004		2003

	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated

	(in millions)
Sales
Ford and affiliates	$3,637	$3,637	$3,721	$3,721
Other customers	1,335	1,335	983	983

Total sales	4,972	4,972	4,704	4,704
Costs and expenses
Costs of sales	4,645	4,656	4,477	4,481
Selling, administrative and other expenses	263	265	242	244

Total costs and expenses	4,908	4,921	4,719	4,725
Operating income (loss)	64	51	(15)	(21)
Interest income	4	4	4	4
Interest expense	23	23	23	23

Net interest expense	(19)	(19)	(19)	(19)
Equity in net income of affiliated companies	11	11	15	15

Income (loss) before income taxes and minority interests	56	43	(19)	(25)
Provision (benefit) for income taxes	17	14	(12)	(14)

Income (loss) before minority interests	39	29	(7)	(11)
Minority interest in net income of subsidiaries	9	9	8	8

Net income (loss)	$30	$20	$(15)	$(19)

Income (loss) per share
Basic	$0.24	$0.16	$(0.12)	$(0.15)
Diluted	0.23	0.16	(0.12)	(0.15)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 2. Restatement of Financial Statements — (Continued)

CONSOLIDATED BALANCE SHEET

	March 31, 2004		December 31, 2003

	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated

	(in millions)
Assets
Cash and cash equivalents	$1,187	$1,187	$953	$953
Marketable securities	1	1	3	3

Total cash and marketable securities	1,188	1,188	956	956
Accounts receivable — Ford and affiliates	1,499	1,476	1,198	1,175
Accounts receivable — other customers	1,163	1,184	1,164	1,185

Total receivables	2,662	2,660	2,362	2,360
Inventories	828	828	761	761
Deferred income taxes	163	163	163	163
Prepaid expenses and other current assets	211	186	168	143

Total current assets	5,052	5,025	4,410	4,383
Equity in net assets of affiliated companies	225	225	215	215
Net property	5,386	5,379	5,369	5,365
Deferred income taxes	713	716	700	700
Other assets	277	277	270	270

Total Assets	$11,653	$11,622	$10,964	$10,933

Liabilities and Stockholders’ Equity
Trade payables	$2,457	$2,457	$2,270	$2,270
Accrued liabilities	994	1,003	924	930
Income taxes payable	35	39	27	31
Debt payable within one year	276	276	351	351

Total current liabilities	3,762	3,775	3,572	3,582
Long-term debt	1,945	1,945	1,467	1,467
Postretirement benefits other than pensions	527	581	469	515
Postretirement benefits payable to Ford	2,079	2,079	2,090	2,090
Other liabilities	1,491	1,491	1,508	1,508

Total liabilities	9,804	9,871	9,106	9,162
Stockholders’ equity
Capital stock	131	131	131	131
Capital in excess of par value of stock	3,297	3,297	3,288	3,288
Accumulated other comprehensive (loss)	(46)	(80)	(21)	(54)
Other	(34)	(34)	(19)	(19)
Accumulated deficit	(1,499)	(1,563)	(1,521)	(1,575)

Total stockholders’ equity	1,849	1,751	1,858	1,771

Total liabilities and stockholders’ equity	$11,653	$11,622	$10,964	$10,933

      In addition, certain amounts in Notes 3, 4, 5, 6, 9, 13, and 14 have been restated to reflect the restatement adjustments described above.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 2. Restatement of Financial Statements — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	First Quarter

	2004		2003

	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated

	(in millions)
Cash and cash equivalents at January 1	$953	$953	$1,204	$1,204
Cash flows provided by (used in) operating activities	105	103	(135)	(135)
Cash flows used in investing activities	(195)	(193)	(153)	(153)
Cash flows provided by (used in) financing activities	328	328	(22)	(22)
Effect of exchange rate changes on cash	(4)	(4)	2	2

Net increase (decrease) in cash and cash equivalents	234	234	(308)	(308)

Cash and cash equivalents at December 31	$1,187	$1,187	$896	$896

NOTE 3. Selected Costs, Income and Other Information

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

(unaudited)

NOTE 3. Selected Costs, Income and Other Information — (Continued)

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

Income Taxes

      Visteon’s provision (benefit) for income taxes, which is computed based upon income (loss) before income taxes excluding equity in net income of affiliated companies, reflects an effective tax rate of 44% for the first quarter of 2004, compared with (35%) for the first quarter of 2003. The change in our effective tax rate is due primarily to the need to maintain full valuation allowances against deferred tax assets in certain foreign jurisdictions. We expect our full year 2004 effective tax rate to be 38%; however, the rate could vary quarter-to-quarter. Further, the rate is largely dependent on pre-tax income (loss) by country, and any changes in our forecast or actual results could have a significant impact on our effective tax rate for a given quarter or for the full year.

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

	(Restated)

	(in millions, except
	per share amounts)
Net income (loss), as reported	$20	$(19)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	2	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4)	(3)

Pro forma net income (loss)	$18	$(21)

Income (loss) per share:
As reported:
Basic	$0.16	$(0.15)
Diluted	0.16	(0.15)
Pro forma:
Basic	$0.14	$(0.17)
Diluted	0.14	(0.17)

NOTE 5.	Special Charges

First Quarter 2004 Actions

      In the first quarter of 2004, Visteon recorded pre-tax charges of $14 million in costs of sales ($10 million after-tax) which includes $9 million for the separation of about 50 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002, and $5 million related to the involuntary separation of about 220 employees as a result of the planned closure of our La Verpilliere, France, manufacturing facility by the end of 2004. The involuntary separations of the employees at the La Verpilliere facility are expected to occur at various times throughout 2004. Additional charges, if any, as a result of the finalization of employee termination benefits above those legally required, will be recorded during the remainder of 2004 based on the estimated dates of the employee separations. All of the other actions were substantially completed in the first quarter of 2004.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 5. Special Charges — (Continued)

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

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(Restated)
	(in millions)
December 31, 2003 reserve balance	$45	$—	$45
First quarter 2004 actions:
Included in costs of sales	14	—	14

Total net expense	59	—	59
Utilization	(27)	—	(27)

March 31, 2004 reserve balance	$32	$—	$32

      Utilization in the first quarter of 2004 of $27 million was primarily related to severance pay.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 6.	Employee Retirement Benefits

      Visteon’s retirement plans’ expense for the first quarter of 2004 and 2003 are summarized as follows:

	Retirement Plans				Health Care
					and Life
					Insurance
	U.S. Plans		Non-U.S. Plans		Benefits

	2004	2003	2004	2003	2004	2003

	(Restated)
	(in millions)
First Quarter

Service cost	$14	$13	$9	$8	$11	$9
Interest cost	17	15	17	13	16	13
Expected return on plan assets	(16)	(14)	(15)	(13)	—	—
Amortization of:
Plan amendments	2	2	3	2	—	—
(Gains) losses and other	1	—	—	—	6	3
Special termination benefits	—	—	3	7	—	—
Expense for Visteon-assigned Ford-UAW and certain salaried employees	31	21	—	—	37	83

Net pension/postretirement expense	$49	$37	$17	$17	$70	$108

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

      The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law on December 8, 2003. This legislation provides for a federal subsidy beginning in 2006 to sponsors of retiree healthcare benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. Visteon’s plans generally provide retiree drug benefits that exceed the value of the benefit that will be provided by Medicare Part D, and we have concluded that our plans are actuarially equivalent, pending further definition of the criteria used to determine equivalence. This subsidy is estimated to reduce the benefit obligation for Visteon plans by $87 million as of March 31, 2004, and will be recognized through reduced retiree healthcare expense over the related employee future service lives, subject to final accounting guidance to be issued by the Financial Accounting Standards Board.

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

NOTE 8.	Debt

	March 31,	December 31,
	2004	2003

	(in millions)
Debt payable within one year
Commercial paper	$27	$81
Other — short-term	214	234
Current portion of long-term debt	35	36

Total debt payable within one year	276	351

Long-term debt
8.25% notes due August 1, 2010	723	716
7.95% notes due August 1, 2005	516	518
7.00% notes due March 10, 2014	452	—
Other	254	233

Total long-term debt	1,945	1,467

Total debt	$2,221	$1,818

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 8.	Debt — (Continued)

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

NOTE 9. Income (Loss) Per Share of Common Stock

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

	(Restated)

	(in millions, except
	per share amounts)
Numerator:
Net income (loss)	$20	$(19)

Denominator:
Average common stock outstanding	129.9	129.9
Less: Average restricted stock outstanding	(4.6)	(3.9)

Basic shares	125.3	126.0
Net dilutive effect of restricted stock and stock options	3.2	—

Diluted shares	128.5	126.0

Income (loss) per share:
Basic	$0.16	$(0.15)
Diluted	0.16	(0.15)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 9. Income (Loss) Per Share of Common Stock — (Continued)

      For the first quarter of 2003 potential common stock of about 515,000 shares are excluded from the calculation of diluted income (loss) per share because the effect of including them would have been antidilutive.

NOTE 10. Variable Interest Entities

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 11. Product Warranty

      A reconciliation of changes in the product warranty liability is summarized as follows:

First Quarter

2004

(in millions)
Beginning Balance	$22
Accruals for products shipped	7
Accruals for pre-existing warranties (including changes in estimates)	9
Settlements	(8)

Ending Balance	$30

NOTE 12. Inventories

      Inventories are summarized as follows:

	March 31,	December 31,
	2004	2003

	(Restated)

	(in millions)
Raw materials, work-in-process and supplies	$592	$518
Finished products	236	243

Total inventories	$828	$761

U.S. inventories	$472	$436

NOTE 13. Comprehensive Income

      Comprehensive income is summarized as follows:

	First Quarter

	2004	2003

	(Restated)
	(in millions)
Net income (loss)	$20	$(19)
Change in foreign currency translation adjustments	(28)	15
Other	2	7

Total comprehensive (loss) income	$(6)	$3

      Accumulated other comprehensive loss is comprised of the following:

	March 31,	December 31,
	2004	2003

	(Restated)
	(in millions)
Foreign currency translation adjustments	$69	$97
Realized and unrealized gains on derivatives, net of tax	9	8
Unrealized loss on marketable securities, net of tax	—	(1)
Minimum pension liability, net of tax	(158)	(158)

Total accumulated other comprehensive loss	$(80)	$(54)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 14. Segment Information

      Visteon’s reportable operating segments are Automotive Operations and Glass Operations. Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(Restated)
	(in millions)
First Quarter
2004:
Sales	$4,833	$139	$4,972
Income (loss) before taxes	34	9	43
Net income (loss)	14	6	20
Special charges before taxes	14	—	14
Special charges after taxes	10	—	10
Total assets, end of period	11,354	268	11,622
2003:
Sales	$4,551	$153	$4,704
Income (loss) before taxes	(29)	4	(25)
Net income (loss)	(22)	3	(19)
Special charges before taxes	30	1	31
Special charges after taxes	19	1	20
Total assets, end of period	11,159	285	11,444

NOTE 15. Litigation and Claims

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

      We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 22, 2004, except as to the effects of the matters described in Note 2, which are as of March 16, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

      As discussed in Note 2 to the consolidated financial statements, the Company restated its financial statements as of March 31, 2004 and December 31, 2003 and for each of the three-month periods ended March 31, 2004 and March 31, 2003.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
April 20, 2004, except as to the effects of the matters described in Note 2, which are as of March 16, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

      Visteon has restated its previously issued consolidated financial statements for 2001 through 2003 and for the first three months of 2004, primarily for accounting corrections related to postretirement health care and pension costs, tooling costs, capital equipment costs, inventory costing and income taxes.

      As a result of the restatement, net income decreased $10 million (33.3% of the originally reported amount) for the first three months ended March 31, 2004 and net loss increased $4 million (26.7% of the originally reported amount) for the first three months ended March 31, 2003. The restatement decreased reported net income per share by $0.07 for the first three months ended March 31, 2004 and increased reported net loss per share by $0.03 for the first three months ended March 31, 2003.

      Further information on the nature and impact of these adjustments is provided in Note 2, “Restatement of Financial Statements” to our consolidated financial statements included elsewhere in this Form 10-Q/A.

      The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, including normal recurring adjustments, necessary for a fair statement of such information. Reference should be made to the consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on February 13, 2004 and as amended on March 16, 2005.

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

      Net income for the first quarter of 2004 was $20 million, or $0.16 per share, an improvement of $39 million over a net loss of $19 million, or $0.15 per share, for the first quarter of 2003. Profit improvement came from cost reductions, increased non-Ford business, and restructuring efforts. We expect recent initiatives, such as the European Plan for Growth, the exit from our unprofitable Chesterfield seating operations and the restructuring of postretirement benefit obligations to Ford, to continue to benefit us on our path to profitability.

      We continue to focus on cash flow generation and maintaining a strong liquidity position. Our cash provided by operating activities was $103 million, a $238 million improvement from the first quarter of 2003, and we ended the quarter with $1.2 billion in cash and marketable securities. During the quarter, we improved our trade working capital flows, issued new public debt securities, commenced a tender offer to repurchase a portion of our outstanding debt securities that mature in 2005 and set in place a revolving accounts receivable securitization facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Restructuring, Dispositions and Special Charges

      The table below presents special charges related to restructuring initiatives and other actions during the first quarter of 2004 and 2003:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
First Quarter 2004 (Restated):

Special charges:
European Plan for Growth	$(9)	$—	$(9)
Other actions	(5)	—	(5)

Total first quarter 2004 special charges, before taxes	$(14)	$—	$(14)

Total first quarter 2004 special charges, after taxes	$(10)	$—	$(10)

First Quarter 2003:

Special charges:
North American salaried restructuring	$(18)	$—	$(18)
Monroe Plant equipment write-down	(4)	—	(4)
European Plan for Growth	(3)	—	(3)
Other actions	(5)	(1)	(6)

Total first quarter 2003 special charges, before taxes	$(30)	$(1)	$(31)

Total first quarter 2003 special charges, after taxes	$(19)	$(1)	$(20)

      In the first quarter of 2004, Visteon recorded pre-tax charges of $14 million in costs of sales ($10 million after-tax) which includes $9 million for the separation of about 50 hourly employees located at several Visteon plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002, and an additional $5 million related to the involuntary separation of about 220 employees as a result of the planned closure of our La Verpilliere, France, manufacturing facility by the end of 2004. The involuntary separations of the employees at the La Verpilliere facility are expected to occur at various times throughout 2004. Additional charges, if any, as a result of the finalization of employee termination benefits above those legally required, will be recorded during the remainder of 2004 based on the estimated dates of the employee separations. All of the other actions were substantially completed in the first quarter of 2004.

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

      Costs of Sales for the first quarter of 2004 were $4.7 billion, up $175 million compared with the first quarter of 2003. Costs of sales includes primarily material, labor, manufacturing overhead and other costs, such as product development costs. The increase reflects currency fluctuations of $175 million, and higher variable costs associated with new business with customers, offset partially by an elimination of variable costs of $153 million resulting from the exit of our seating operations, and favorable cost performance. Special charges included in this line item were $14 million in 2004 and $26 million in 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Selling, administrative and other expenses for the first quarter of 2004 were $265 million, $21 million higher compared with the first quarter of 2003. The increase reflects primarily incremental Information Technology (“IT”) actions of $22 million. Costs associated with such incremental IT actions are expected to continue into mid-2004. Special charges included in this line item were $5 million for 2003.

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

      Income (loss) before income taxes, and minority interests, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows income (loss) before income taxes for the first quarter of 2004 and 2003, for each of our segments:

	First Quarter		2004
			over
	2004	2003	2003

	(Restated)

	(in millions)
Automotive Operations	$34	$(29)	$63
Glass Operations	9	4	5

Total	$43	$(25)	$68

Memo:
Special charges included above	$(14)	$(31)	$17

      Automotive Operations’ first quarter 2004 profit before income taxes was $34 million compared with a loss of $29 million for the first quarter of 2003. Special charges before taxes in 2004 were down $17 million from 2003. Additionally, 2003 results include a loss of $25 million from seating operations that were exited June 23, 2003. Results were affected also by new business and favorable cost performance, offset partially by price reductions.

      Profit before income taxes for Glass Operations in first quarter of 2004 was $9 million compared with $4 million before taxes for the first quarter of 2003, reflecting favorable cost performance, offset partially by lower volume.

      Provision (benefit) for income taxes represents an effective income tax rate of 44% in the first quarter of 2004 compared with (35%) in the first quarter of the prior year. The change in our effective tax rate is primarily due to the need to maintain full valuation allowances against deferred tax assets in certain foreign jurisdictions.

      Minority interests in net income of subsidiaries was $9 million in the first quarter of 2004, compared with $8 million in the first quarter of 2003. Minority interest amounts are related primarily to our 70% ownership interest in Halla Climate Control Corporation located in Korea.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Net income (loss) for the first quarter of 2004 and 2003 are shown in the following table for each of our segments:

	First Quarter		2004
			over
	2004	2003	2003

	(Restated)

	(in millions)
Automotive Operations	$14	$(22)	$36
Glass Operations	6	3	3

Total	$20	$(19)	$39

Memo:
Special charges included above	$(10)	$(20)	$10

      Visteon reported a net profit for the first quarter of 2004 of $20 million compared with a net loss of $19 million for the first quarter of 2003 because of the factors described above in income (loss) before income taxes. Special charges after taxes were $10 million and $20 million for the first quarter of 2004 and 2003, respectively.

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

      Visteon’s balance sheet reflects cash and marketable securities of $1,188 million and total debt of $2,221 million at March 31, 2004, compared with cash and marketable securities of $956 million and total debt of $1,818 million at December 31, 2003. Net debt, defined as the amount by which total debt exceeds total cash and marketable securities, was $1,033 million at March 31, 2004, and $862 million at December 31, 2003. The increase in cash and marketable securities is more than explained by the March 2004 issuance of $450 million in debt securities, and the increase in net debt is primarily due to an increase in trade working capital related to higher volumes at the end of the first quarter compared with the year-end shutdown period. Visteon’s ratio of total debt to total capital, which consists of total debt plus total stockholders’ equity, was 56% at March 31, 2004 and 51% at December 31, 2003, and increased primarily because of the recent debt issuance.

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

      In March 2004, Visteon established a $100 million revolving accounts receivable securitization facility (the “facility”) in the U.S. The facility allows for sale of a portion of U.S. trade receivables to a wholly-owned consolidated special purpose entity, Visteon Receivables LLC (“VRL”), which may then sell an undivided interest in the receivables to an asset-backed multi-seller conduit which is unrelated to Visteon or VRL. In April 2004, VRL made an initial receivables sale to the conduit of $25 million. The facility expires in March 2005 and is extendable annually through March 2008 through mutual agreement of both parties, as discussed further in Note 7 to the consolidated financial statements.

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

Cash Requirements

      Visteon’s expected cash outflows related to debt have changed since December 31, 2003 as a result of completing in March 2004 the Notes Sale and the April 2004 Tender Offer as discussed further in Note 8 to the consolidated financial statements.

      As of March 31, 2004, Visteon had guaranteed about $22 million of borrowings held by unconsolidated joint ventures. In addition, we have guaranteed Tier 2 suppliers’ debt and lease obligations of about $16 million at March 31, 2004 to ensure the continued supply of essential parts.

      Cash required to meet capital expenditure needs in the first quarter 2004 was $196 million. Capital expenditures in 2004 are expected to be higher than historic levels as described below under “Cash Flows — Investing Activities.” Visteon’s cash and liquidity needs also are impacted by the level, variability, and timing of our customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. Our intra-year needs are impacted also by seasonal effects in the industry, such as the shutdown of operations for about two weeks in July, the subsequent ramp-up of new model production and the additional one-week shutdown in December by our primary North American customers. These seasonal effects normally require use of liquidity resources during the first and third quarters.

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

Pension and Postretirement Benefits

      First quarter 2004 postretirement healthcare and life insurance expense decreased by $38 million when compared with the same period in 2003, primarily as a result of Visteon’s amended and restated agreements with Ford and the Medicare Act. Pension expense for first quarter of 2004 and 2003 was $66 million and $54 million, respectively, primarily reflecting lower discount rates and the effect of the 2003 Ford-UAW collective bargaining agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Legislation

      The Medicare Act was signed into law on December 8, 2003. This legislation provides for a federal subsidy beginning in 2006 to sponsors of retiree healthcare benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. Visteon’s plans generally provide retiree drug benefits that exceed the value of the benefit that will be provided by Medicare Part D, and we have concluded that our plans are actuarially equivalent, pending further definition of the criteria used to determine equivalence. This subsidy is estimated to reduce the benefit obligation for Visteon plans by $87 million as of March 31, 2004, and will be recognized through reduced retiree healthcare expense over the related employee future service lives, subject to final accounting guidance to be issued by the Financial Accounting Standards Board. The impact on Ford plans is included in the post retirement healthcare and life insurance expense decrease noted above.

Cash Flows

Operating Activities

      Cash provided by operating activities during the first quarter of 2004 totaled $103 million, compared with cash used by operating activities of $135 million for the same period in 2003. The improvement is largely explained by improved trade working capital flows primarily due to improved collections in part reflecting improved U.S. payment terms under Visteon’s recent agreement with Ford. Cash payments related to special charges, including those for severance and special pension benefits, were $67 million and $41 million during the first quarter of 2004 and 2003, respectively.

Investing Activities

      Cash used in investing activities was $193 million during the first quarter of 2004, compared with $153 million for the first quarter of 2003. Visteon’s capital expenditures in the first quarter of 2004 totaled $196 million, compared with $181 million for the same period in 2003. Our capital spending in 2004 is higher than historic levels as we undertake spending to fund new construction for consolidation of operations in Southeast Michigan and also to fund our IT infrastructure transition and improvements. Visteon anticipates that our facilities’ consolidation will allow us to centralize customer support functions, research and development, and selected business operations at lower operating costs. During the first quarter of 2004, Visteon sold $3 million of marketable securities, compared with net sales of securities of $22 million in the same period last year.

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

Other Financial Information

      PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed a limited review of the financial data presented on page 3 through 19 inclusive. The review was performed in accordance with standards for such reviews established by the Public Company Accounting Oversight Board (United States). The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

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

      Visteon has restated its previously issued consolidated financial statements for 2001 through 2003 and for the first nine months of 2004, primarily for accounting corrections related to postretirement health care and pension costs, tooling costs, capital equipment costs, inventory costing and income taxes. Refer to Note 2 to the consolidated financial statements for further information regarding this restatement. In connection with the restatement and the preparation and filing of this Form 10-Q/ A, Visteon re-evaluated, under the supervision and with the participation of Visteon’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of March 31, 2004, the end of the period covered by this Form 10-Q/A. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below related to the weaknesses in our internal control over financial reporting. To address the control weaknesses described below, Visteon performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

      During the course of the preparation of Visteon’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the company identified the following material weaknesses in the company’s internal controls over financial reporting.

•	Accounting for Employee Postretirement Health Care Benefits

As of March 31, 2004, Visteon did not maintain effective controls over the accounting for amendments to U.S. postretirement health care benefit plans. Specifically, controls to determine that such amendments were reviewed and all necessary actions were implemented, including communications to affected employees, prior to recognizing the accounting treatment in Visteon’s consolidated financial statements, were not effective. This control deficiency resulted in an adjustment to our fourth quarter 2004 financial results, and resulted in the restatement of Visteon’s consolidated financial statements for 2002 and 2003 and for the first, second and third quarters of 2004.

ITEM 4.	CONTROLS AND PROCEDURES — (Continued)

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

As of March 31, 2004, Visteon did not maintain effective controls to ensure that there was appropriate support and documentation of either ownership or an enforceable agreement for reimbursement of expenditures at the time of the initial recording of incurred tooling costs. Further, controls over periodic review, assessment and timely resolution of tooling costs, related aged accounts receivable balances and potential overruns to customer-authorized reimbursement levels were not effective. This control deficiency resulted in the misstatement of Visteon’s consolidated financial statements for each of the years 2000 through 2003 and the second and third quarters of 2004 because of costs that either should have been expensed as incurred or capitalized and amortized to expense over the terms of the related supply agreement.

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

ITEM 4.	CONTROLS AND PROCEDURES — (Continued)

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

      The changes to internal control over financial reporting described above are in the process of being implemented beginning in the first quarter of 2005. Except as otherwise discussed below, there have been no changes in Visteon’s internal control over financial reporting during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Visteon’s internal control over financial reporting.

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

      (a) Exhibits

      Please refer to the Exhibit Index on Page 40.

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

VISTEON CORPORATION

By:	/s/ WILLIAM G. QUIGLEY III

William G. Quigley III

Vice President, Corporate Controller and Chief Accounting Officer

Date: March 16, 2005

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.

3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.

4.1	Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).

4.2	Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).

4.3	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.

10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).

10.2	Purchase and Supply Agreement dated as of December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.†

10.3	2003 Relationship Agreement dated December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.

10.4	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).

10.5	Aftermarket Relationship Agreement dated as of January 1, 2000 between Visteon and the Automotive Consumer Services Group of Ford is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.

10.6	Amended and Restated Hourly Employee Assignment Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.

10.7	Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.

10.8	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).

10.9	Visteon Corporation 2000 Incentive Plan is incorporated herein by reference to Appendix E to the Proxy Statement of Visteon dated March 26, 2001.*

Exhibit
Number		Exhibit Name

10.10		Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*

10.10	.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.10 hereto entered into by Visteon with Messrs. Pestillo, Johnston, Coulson, Orchard, Chatterjee and Marcin, and Ms. Fox in incorporated herein by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*

10.11		Issuing and Paying Agency Agreement dated as of June 5, 2000 between Visteon and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.

10.12		Corporate Commercial Paper — Master Note dated June 1, 2000 is incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.

10.13		Letter Loan Agreement dated as of June 12, 2000 from The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.

10.14		Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*

10.15		Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*

10.16		Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*

10.17		Visteon Corporation Savings Parity Plan is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*

10.18		Visteon Corporation Pension Parity Plan is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*

10.19		Visteon Corporation Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*

10.20		Executive Employment Agreement dated as of September 15, 2000 between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2001.*

10.21		Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*

10.22		Visteon Corporation Executive Separation Allowance Plan is incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*

10.23		Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain executive officers under the plans constituting Exhibits 10.14, 10.16, 10.17, 10.18, 10.19 and 10.22 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*

Exhibit
Number		Exhibit Name

10.24		Five-Year Revolving Loan Credit Agreement dated as of June 20, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.

10.25		364-Day/1-Year Term-Out Credit Agreement dated as of June 19, 2003 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Citibank N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of Visteon dated July 29, 2003.

10.25	.1	First Amendment, dated as of February 27, 2004, to and under the 364-Day/1-Year Term-Out Credit Agreement dated as of June 19, 2003 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Citibank N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.25.1 to the Quarterly Report on Form 10-Q of Visteon dated May 3, 2004.

10.26		Five-Year Term Loan Credit Agreement dated as of June 25, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.

10.27		Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*

10.28		Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.

10.29		Employment Agreement effective as of January 1, 2004 between Visteon and Daniel R. Coulson is incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*

12.1		Statement re: Computation of Ratios

15.1		Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated March 16, 2005 relating to Financial Information.

31.1		Rule 13a-14(a) Certification of Chief Executive Officer dated March 16, 2005.

31.2		Rule 13a-14(a) Certification of acting Chief Financial Officer dated March 16, 2005.

32.1		Section 1350 Certification of Chief Executive Officer dated March 16, 2005.

32.2		Section 1350 Certification of acting Chief Financial Officer dated March 16, 2005.

†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

      In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.