Form 10-Q/A
period 2004-06-30
VISTEON CORP
filed 2005-03-16
CIK 1111335

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

Exhibit index located on page number 49.

CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART II. OTHER INFORMATION
SIGNATURE
Statement re: Computation of Ratios
Letter of PricewaterhouseCoopers LL
Rule 13a-14(a) Certification of Chief Executive Officer
Rule 13a-14(a) Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

VISTEON CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-Q/ A(“Form 10-Q/ A”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2004 (the “Original Filing”), is being filed to reflect restatements of our consolidated balance sheets at June 30, 2004 and December 31, 2003; and our consolidated statement of operations for each of the three-month and six-month periods ended June 30, 2004 and June 30, 2003, and the notes related thereto. The restatements primarily pertain to the following matters identified during the course of preparing Visteon’s 2004 financial statement:

•	Effective in January 2002, and again in January 2004, Visteon amended its retiree health care benefits plans for certain of its U.S. employees. These amendments changed the eligibility requirements for participants in the plans, and, as a result, Visteon changed the expense attribution periods. We have determined that these changes in eligibility requirements were not properly communicated to affected employees, and, therefore, the revision to the expense attribution periods, which resulted in expense reductions, should not have been made. The impact of the correction of these errors decreased net income by approximately $5 million ($0.04 per share) and $10 million ($0.08 per share) for the second quarter and first half ended June 30, 2004, respectively, and increased net loss by approximately $4 million ($0.03 per share) and $8 million ($0.06 per share) for the second quarter and first half ended June 30, 2003, respectively.

•	Visteon is making corrections for certain tooling costs originally recorded as receivables. Costs incurred for Visteon-owned tooling used in production have been adjusted to reflect such costs as long-term assets and to provide related amortization expense. Non-reimbursable costs incurred to develop reimbursable customer-owned tooling have been expensed in the periods such costs were incurred. The impact of the correction of these errors decreased net income by approximately $1 million ($0.01 per share) for the second quarter and first half ended June 30, 2004, and increased net loss by approximately $1 million ($0.01 per share) for the second quarter and first half ended June 30, 2003.

•	Visteon is making corrections for certain volume related rebates, received from numerous capital equipment suppliers for purchases, which were originally recognized as a reduction to expense. Costs incurred for capital equipment have been adjusted to reflect such discounts as a reduction to long-term assets and to adjust related depreciation and amortization expense. The impact of the correction of these errors increased net loss by approximately $1 million (less than $0.01 per share) and $3 million ($0.03 per share) for the second quarter and first half ended June 30, 2004, respectively.

•	During the review of our annual United Kingdom pension valuations, we identified unrecorded pension expenses incurred as a result of special termination benefits provided under Visteon’s European Plan for Growth program. The impact of the correction of these errors decreased net income by approximately $3 million ($0.02 per share) for the first half ended June 30, 2004.

•	Visteon also identified unrecorded postretirement health care expenses at one of Visteon’s foreign locations. There was no impact of the correction of these errors on net income for the second quarter and first half ended June 30, 2004, and for the second quarter and first half ended June 30, 2003.

•	Visteon is correcting the amount and timing of the recognition of certain tax adjustments made during the periods. As Visteon expects to repatriate earnings of foreign subsidiaries, adjustments were made to provide for the tax effects of foreign currency movements against the U.S. dollar. These adjustments also impacted the timing of the recognition of deferred tax asset valuation allowances in the fourth quarter of 2003 and the third quarter of 2004. Further, Visteon recognized an additional valuation allowance for certain deferred tax assets that had previously been misclassified and not considered in Visteon’s 2003 deferred tax assessment. There was no impact of the correction of these errors on net income for the second quarter and first half ended June 30, 2004, and for the second quarter and first half ended June 30, 2003.

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

      Except for the foregoing amended information, this Form 10-Q/ A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in either our amended Quarterly Report on Form 10-Q/ A for the quarterly period ended September 30, 2004, which is being filed concurrently with the filing of this Form 10-Q/ A, or by our Annual Report on Form 10-K for the year ended December 31, 2004, when filed, or other reports filed with the SEC subsequent to the date of this filing.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended June 30, 2004 and 2003
(in millions, except per share amounts)

	Second Quarter		First Half

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)

	(unaudited)
Sales
Ford and affiliates	$3,491	$3,592	$7,128	$7,313
Other customers	1,379	1,021	2,714	2,004

Total sales	4,870	4,613	9,842	9,317
Costs and expenses (Notes 3 and 5)
Costs of sales	4,576	4,632	9,232	9,113
Selling, administrative and other expenses	238	240	503	484

Total costs and expenses	4,814	4,872	9,735	9,597
Operating income (loss)	56	(259)	107	(280)
Interest income	5	4	9	8
Debt extinguishment cost (Note 8)	11	—	11	—
Interest expense	24	24	47	47

Net interest expense and debt extinguishment cost	(30)	(20)	(49)	(39)
Equity in net income of affiliated companies (Note 3)	18	15	29	30

Income (loss) before income taxes and minority interests	44	(264)	87	(289)
Provision (benefit) for income taxes (Note 3)	8	(101)	22	(115)

Income (loss) before minority interests	36	(163)	65	(174)
Minority interests in net income of subsidiaries	12	9	21	17

Net income (loss)	$24	$(172)	$44	$(191)

Income (loss) per share (Note 9)
Basic	$0.19	$(1.37)	$0.35	$(1.52)
Diluted	0.19	(1.37)	0.34	(1.52)
Cash dividends per share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	June 30,	December 31,
	2004	2003

	(Restated)	(Restated)
	(unaudited)
Assets
Cash and cash equivalents	$1,009	$953
Marketable securities	1	3

Total cash and marketable securities	1,010	956
Accounts receivable — Ford and affiliates	1,488	1,175
Accounts receivable — other customers (Note 7)	1,171	1,185

Total receivables, net (Note 3)	2,659	2,360
Inventories (Note 12)	834	761
Deferred income taxes (Note 3)	163	163
Prepaid expenses and other current assets (Note 3)	245	143

Total current assets	4,911	4,383
Equity in net assets of affiliated companies	208	215
Net property	5,359	5,365
Deferred income taxes (Note 3)	755	700
Other assets	238	270

Total assets	$11,471	$10,933

Liabilities and Stockholders’ Equity
Trade payables	$2,449	$2,270
Accrued liabilities	1,032	930
Income taxes payable (Note 3)	52	31
Debt payable within one year (Note 8)	244	351

Total current liabilities	3,777	3,582
Long-term debt (Note 8)	1,686	1,467
Postretirement benefits other than pensions	605	515
Postretirement benefits payable to Ford	2,097	2,090
Other liabilities	1,540	1,508

Total liabilities	9,705	9,162
Stockholders’ equity
Capital stock
Preferred stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 130 million and 131 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,297	3,288
Accumulated other comprehensive loss (Note 13)	(85)	(54)
Other	(31)	(19)
Accumulated deficit	(1,546)	(1,575)

Total stockholders’ equity	1,766	1,771

Total liabilities and stockholders’ equity	$11,471	$10,933

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2004 and 2003
(in millions)

	First Half

	2004	2003

	(Restated)	(Restated)

	(unaudited)
Cash and cash equivalents at January 1	$953	$1,204
Cash flows provided by (used in) operating activities	348	(111)
Cash flows from investing activities
Capital expenditures	(366)	(403)
Purchases of securities	—	(48)
Sales and maturities of securities	3	118
Other	10	13

Net cash used in investing activities	(353)	(320)
Cash flows from financing activities
Commercial paper repayments, net	(81)	(65)
Other short-term debt, net	(19)	43
Proceeds from issuance of other debt, net of issuance costs	522	161
Repurchase of unsecured debt securities (Note 8)	(269)	—
Principal payments on other debt	(19)	(64)
Purchase of treasury stock	(11)	(5)
Cash dividends	(16)	(16)
Other, including book overdrafts	(38)	2

Net cash provided by financing activities	69	56
Effect of exchange rate changes on cash	(8)	19

Net increase (decrease) in cash and cash equivalents	56	(356)

Cash and cash equivalents at June 30	$1,009	$848

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 2. Restatement of Financial Statements

      Visteon has restated its previously issued consolidated financial statements for 2001 through 2003 and for the first half of 2004, primarily for accounting corrections related to postretirement health care and pension costs, tooling costs, capital equipment costs, inventory costing and income taxes.

      The following table summarizes the impact of these adjustments to Visteon’s previously reported net income (loss). These adjustments impacted previously reported costs of sales, selling, administrative and other expenses and income tax expense on the consolidated statement of income.

	Second Quarter		First Half

	2004	2003	2004	2003

	(in millions)
Net income (loss), as originally reported	$31	$(167)	$61	$(182)
Accounting corrections for postretirement health care costs and pension costs (pre-tax)(1)	(8)	(6)	(19)	(12)
Accounting corrections for tooling costs (pre-tax)(2)	(1)	(2)	(1)	(2)
Accounting corrections for capital equipment costs (pre-tax)(3)	(2)	—	(4)	—
Tax impact of above(4)	4	3	7	5

Net income (loss), as restated	$24	$(172)	$44	$(191)

1 -	Effective in January 2002, Visteon amended its retiree health care benefits plan for certain of its U.S. employees. Effective in January 2004, a Visteon wholly owned subsidiary amended its retiree health care benefits plan for its U.S. employees. These amendments changed the eligibility requirements for participants in the plans. As a result of these amendments, Visteon changed the expense attribution periods, which eliminated cost accruals for younger employees and increased accrual rates for older participating employees. Prior to these amendments, Visteon accrued for the cost of the benefit from a participating employee’s date of hire, regardless of age. Visteon determined that these benefit changes were not properly communicated to effected employees pursuant to the requirements of Statement of Financial Accounting Standards No. 106 and that such expense reductions should not have been recorded. Further, analysis of the annual United Kingdom pension valuation identified pension expenses related to special termination benefits provided under Visteon’s European Plan for Growth which were not fully recognized in the period in which those benefits were accepted by employees ($3 million in the first quarter of 2004). The impact of the correction of these errors decreased net income by approximately $5 million ($0.04 per share) and $13 million ($0.10 per share) for the second quarter and first half ended June 30, 2004, respectively, and increased net loss by approximately $4 million ($0.03 per share) and $8 million ($0.06 per share) for the second quarter and first half ended June 30, 2003, respectively.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 2. Restatement of Financial Statements — (Continued)

2 -	Represents a) additional amortization expense related to $10 million of tooling costs that were misclassified as accounts receivable rather than as a long-term asset with amortization starting in 2001 and, b) $13 million of tooling costs misclassified as accounts receivable related to customer-owned tooling for which there was no contractual agreement for reimbursement or overruns to customer-authorized reimbursement levels and, accordingly, should have been expensed as incurred. The impact of the correction of these errors decreased net income by approximately $1 million ($0.01 per share) for the second quarter and first half ended June 30, 2004, and increased net loss by approximately $1 million ($0.01 per share) for the second quarter and first half ended June 30, 2003.

3 -	Represents an adjustment for certain volume related rebates, received from numerous capital equipment suppliers for purchases, which were originally recognized as a reduction to expense. Costs incurred for capital equipment have been adjusted to reflect such discounts as a reduction to long-term assets and to adjust related depreciation and amortization expense. The impact of the correction of these errors increased net loss by approximately $1 million (less than $0.01 per share) and $3 million ($0.03 per share) for the second quarter and first half ended June 30, 2004, respectively.

4 -	Represents the deferred tax benefit of the pre-tax expense adjustments.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 2. Restatement of Financial Statements — (Continued)

      The following is a summary of the impact of the restatement on the previously issued consolidated statement of income, consolidated balance sheets, and condensed consolidated statement of cash flows included in this filing.

CONSOLIDATED STATEMENT OF INCOME

	Second Quarter				First Half

	2004		2003		2004		2003

	As		As		As		As
	Originally	As	Originally	As	Originally	As	Originally	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	(in millions)
Sales
Ford and affiliates	$3,491	$3,491	$3,592	$3,592	$7,128	$7,128	$7,313	$7,313
Other customers	1,379	1,379	1,021	1,021	2,714	2,714	2,004	2,004

Total sales	4,870	4,870	4,613	4,613	9,842	9,842	9,317	9,317
Costs and expenses
Costs of sales	4,567	4,576	4,625	4,632	9,212	9,232	9,102	9,113
Selling, administrative and other expenses	236	238	239	240	499	503	481	484

Total costs and expenses	4,803	4,814	4,864	4,872	9,711	9,735	9,583	9,597
Operating income (loss)	67	56	(251)	(259)	131	107	(266)	(280)
Interest income	5	5	4	4	9	9	8	8
Debt extinguishment cost	11	11	—	—	11	11	—	—
Interest expense	24	24	24	24	47	47	47	47

Net interest expense and debt extinguishment cost	(30)	(30)	(20)	(20)	(49)	(49)	(39)	(39)
Equity in net income of affiliated companies	18	18	15	15	29	29	30	30

Income (loss) before income taxes and minority interests	55	44	(256)	(264)	111	87	(275)	(289)
Provision (benefit) for income taxes	12	8	(98)	(101)	29	22	(110)	(115)

Income (loss) before minority interests	43	36	(158)	(163)	82	65	(165)	(174)
Minority interest in net income of subsidiaries	12	12	9	9	21	21	17	17

Net income (loss)	$31	$24	$(167)	$(172)	$61	$44	$(182)	$(191)

Income (loss) per share
Basic	$0.25	$0.19	$(1.33)	$(1.37)	$0.49	$0.35	$(1.45)	$(1.52)
Diluted	$0.24	$0.19	$(1.33)	$(1.37)	$0.48	$0.34	$(1.45)	$(1.52)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 2. Restatement of Financial Statements — (Continued)

CONSOLIDATED BALANCE SHEET

	June 30,		December 31,

	2004		2003

	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated

	(in millions)
Assets
Cash and cash equivalents	$1,009	$1,009	$953	$953
Marketable securities	1	1	3	3

Total cash and marketable securities	1,010	1,010	956	956
Accounts receivable — Ford and affiliates	1,511	1,488	1,198	1,175
Accounts receivable — other customers	1,150	1,171	1,164	1,185

Total receivables	2,661	2,659	2,362	2,360
Inventories	834	834	761	761
Deferred income taxes	163	163	163	163
Prepaid expenses and other current assets	271	245	168	143

Total current assets	4,939	4,911	4,410	4,383
Equity in net assets of affiliated companies	208	208	215	215
Net property	5,369	5,359	5,369	5,365
Deferred income taxes	708	755	700	700
Other assets	238	238	270	270

Total Assets	$11,462	$11,471	$10,964	$10,933

Liabilities and Stockholders’ Equity
Trade payables	$2,449	$2,449	$2,270	$2,270
Accrued liabilities	1,023	1,032	924	930
Income taxes payable	48	52	27	31
Debt payable within one year	244	244	351	351

Total current liabilities	3,764	3,777	3,572	3,582
Long-term debt	1,686	1,686	1,467	1,467
Postretirement benefits other than pensions	543	605	469	515
Postretirement benefits payable to Ford	2,097	2,097	2,090	2,090
Other liabilities	1,540	1,540	1,508	1,508

Total liabilities	9,630	9,705	9,106	9,162
Stockholders’ equity
Capital stock	131	131	131	131
Capital in excess of par value of stock	3,297	3,297	3,288	3,288
Accumulated other comprehensive (loss)	(90)	(85)	(21)	(54)
Other	(31)	(31)	(19)	(19)
Accumulated deficit	(1,475)	(1,546)	(1,521)	(1,575)

Total stockholders’ equity	1,832	1,766	1,858	1,771

Total liabilities and stockholders’ equity	$11,462	$11,471	$10,964	$10,933

      In addition, certain amounts in Notes 3, 4, 5, 6, 9, 13, and 14 have been restated to reflect the restatement adjustments described above.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 2. Restatement of Financial Statements — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	First Half

	2004		2003

	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated

	(in millions)
Cash and cash equivalents at January 1	$953	$953	$1,204	$1,204
Cash flows provided by (used in) operating activities	352	348	(111)	(111)
Cash flows used in investing activities	(357)	(353)	(320)	(320)
Cash flows provided by financing activities	69	69	56	56
Effect of exchange rate changes on cash	(8)	(8)	19	19

Net (decrease) increase in cash and cash equivalents	56	56	(356)	(356)

Cash and cash equivalents at December 31	$1,009	$1,009	$848	$848

NOTE 3. Selected Costs, Income and Other Information

Depreciation and Amortization

      Depreciation and amortization expenses are summarized as follows:

	Second Quarter		First Half

	2004	2003	2004	2003

	(Restated)

	(in millions)
Depreciation	$142	$144	$282	$284
Amortization	27	26	53	49

Total	$169	$170	$335	$333

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

Prepaid Expenses and Other Current Assets

      Prepaid expenses and other current assets include $164 million and $71 million of European value added and other tax receivables at June 30, 2004 and December 31, 2003, respectively.

Income Taxes

      Visteon’s provision (benefit) for income taxes, which is computed based upon income (loss) before income taxes excluding equity in net income of affiliated companies, reflects an effective tax rate of 31% for the second quarter and 38% for the first half of 2004, compared with (36%) for both the second quarter and the first half of 2003. The rate in the first half of 2004 was impacted adversely by not recording the tax benefit related to losses in certain foreign jurisdictions where full valuation allowances are maintained and was impacted favorably by certain tax adjustments related to prior periods, including adjustments related to Visteon’s 2003 Federal income tax return, which was filed in May 2004, and the resolution of a foreign tax audit during the first quarter of 2004.

      The realization of Visteon’s remaining net deferred tax asset of $918 million is dependent on achieving our forecast of 2004 taxable income in the U.S. and maintaining our forward-year outlook. Visteon has concluded that the estimates and underlying assumptions concerning the realization of our remaining net deferred tax asset are appropriate at this time. However, the ability to achieve our 2004 forecasted earnings in the U.S. could be impacted by a number of factors, including lower than expected Ford North American volumes in the second half of the year. Visteon will continue to monitor closely the forecast and actual results for the remainder of 2004. If, during a subsequent period, there is an adverse change in our current year U.S. forecast or forward-year outlook, we will update our assessment of the recoverability of our deferred tax assets and reduce them further as needed. Such a write-down would result in additional income tax expense and reduce net income significantly in the applicable period.

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

	Second Quarter		First Half

	2004	2003	2004	2003

	(Restated)

	(in millions, except per share amounts)
Net income (loss), as reported	$24	$(172)	$44	$(191)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	4	3	6	4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(7)	(9)	(10)

Pro forma net income (loss)	$23	$(176)	$41	$(197)

Income (loss) per share:
As reported:
Basic	$0.19	$(1.37)	$0.35	$(1.52)
Diluted	0.19	(1.37)	0.34	(1.52)
Pro forma:
Basic	$0.18	$(1.40)	$0.33	$(1.56)
Diluted	0.18	(1.40)	0.32	(1.56)

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 5. Special Charges

First Half 2004 Actions

      Visteon recorded in costs of sales $5 million and $19 million of pre-tax special charges in the second quarter and first half of 2004, respectively, as summarized below:

	Second Quarter		First Half

	Pre-tax	After-tax	Pre-Tax	After-tax

	(Restated)
	(in millions)
Restructuring and other charges:
Plant closure related	$5	$3	$10	$6
European Plan for Growth related	—	—	9	7

Total special charges	$5	$3	$19	$13

      Plant closure charges are related to the involuntary separation of up to 220 employees as a result of the planned closure of our La Verpilliere, France, manufacturing facility by the end of 2004. The involuntary separations of the employees at the La Verpilliere facility are expected to occur during the second half of 2004. European Plan for Growth charges are comprised of $9 million related to the separation of about 50 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002.

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

	Automotive	Total
	Operations	Visteon

	(Restated)
	(in millions)
December 31, 2003 reserve balance	$45	$45
First quarter 2004 actions:
Included in costs of sales	14	14
Second quarter 2004 actions:
Included in costs of sales	5	5

Total expense	19	19
Utilization	(29)	(29)

June 30, 2004 reserve balance	$35	$35

      Utilization in the first half of 2004 of $29 million was primarily related to severance pay.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 6. Employee Retirement Benefits

      Visteon’s retirement plans’ expense for the second quarter and first half of 2004 and 2003, respectively, are summarized as follows:

	Retirement Plans				Health Care
					and Life
					Insurance
	U.S. Plans		Non-U.S. Plans		Benefits

	2004	2003	2004	2003	2004	2003

	(Restated)
	(in millions)
Second Quarter

Service cost	$14	$14	$9	$8	$10	$9
Interest cost	16	15	16	13	15	13
Expected return on plan assets	(16)	(14)	(16)	(14)	—	—
Amortization of:
Plan amendments	3	3	2	3	—	—
(Gains) losses and other	1	—	1	—	5	2
Special termination benefits	—	—	—	3	—	—
Expense for Visteon-assigned Ford-UAW and certain salaried employees	27	104	—	—	38	94

Net pension/postretirement expense	$45	$122	$12	$13	$68	$118

First Half

Service cost	$28	$27	$18	$16	$21	$18
Interest cost	33	30	33	26	31	26
Expected return on plan assets	(32)	(28)	(31)	(27)	—	—
Amortization of:
Plan amendments	5	5	5	5	—	—
(Gains) losses and other	2	—	1	—	11	5
Special termination benefits	—	—	3	10	—	—
Expense for Visteon-assigned Ford-UAW and certain salaried employees	58	125	—	—	75	177

Net pension/postretirement expense	$94	$159	$29	$30	$138	$226

      The expense amount for Visteon-assigned Ford-UAW employees included in the table above for the second quarter and first half of 2003 includes pension expense of $85 million and retiree health care and life insurance expense of $17 million related to the transfer of the Chesterfield, Michigan, seat production as discussed further in Note 5.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 6. Employee Retirement Benefits — (Continued)

      The Medicare Drug Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. This legislation provides for a federal subsidy beginning in 2006 to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. Visteon’s plans generally provide retiree drug benefits that exceed the value of the benefit that will be provided by Medicare Part D, and we have concluded that our plans are actuarially equivalent, pending further definition of the criteria used to determine equivalence. This subsidy is estimated to reduce the benefit obligation for Visteon plans by $87 million as of June 30, 2004, and will be recognized through reduced retiree health care expense over the related employee future service lives.

NOTE 7. Asset Securitization

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

	Second Quarter		First Half

	2004	2003	2004	2003

	(Restated)

	(in millions, except per share amounts)
Numerator:
Net income (loss)	$24	$(172)	$44	$(191)

Denominator:
Average common stock outstanding	129.5	130.7	129.7	130.2
Less: Average restricted stock outstanding	(4.3)	(5.0)	(4.5)	(4.3)

Basic shares	125.2	125.7	125.2	125.9
Net dilutive effect of restricted stock and stock options	3.2	—	3.2	—

Diluted shares	128.4	125.7	128.4	125.9

Income (loss) per share:
Basic	$0.19	$(1.37)	$0.35	$(1.52)
Diluted	$0.19	$(1.37)	$0.34	$(1.52)

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 12. Inventories

      Inventories are summarized as follows:

	June 30,	December 31,
	2004	2003

	(in millions)
Raw materials, work-in-process and supplies	$572	$518
Finished products	262	243

Total inventories	$834	$761

U.S. inventories	$475	$436

NOTE 13. Comprehensive Income (Loss)

      Comprehensive income (loss) is summarized as follows:

	Second Quarter		First Half

	2004	2003	2004	2003

	(Restated)

	(in millions)
Net income (loss)	$24	$(172)	$44	$(191)
Change in foreign currency translation adjustments, net of tax	(5)	51	(33)	66
Other	—	10	2	17

Total comprehensive income (loss)	$19	$(111)	$13	$(108)

      Accumulated other comprehensive loss is comprised of the following:

	June 30,	December 31,
	2004	2003

	(Restated)

	(in millions)
Foreign currency translation adjustments, net of tax	$64	$97
Realized and unrealized gains on derivatives, net of tax	9	8
Unrealized loss on marketable securities, net of tax	—	(1)
Minimum pension liability, net of tax	(158)	(158)

Total accumulated other comprehensive loss	$(85)	$(54)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 14. Segment Information

      Visteon’s reportable operating segments are Automotive Operations and Glass Operations. Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(Restated)

	(in millions)
Second Quarter

2004:
Sales	$4,733	$137	$4,870
Income before taxes	41	3	44
Net income	22	2	24
Special charges before taxes	5	—	5
Special charges after taxes	3	—	3
Total assets, end of period	11,217	254	11,471
2003:
Sales	$4,459	$154	$4,613
Income (loss) before taxes	(271)	7	(264)
Net income (loss)	(177)	5	(172)
Special charges before taxes	266	—	266
Special charges after taxes	170	—	170
Total assets, end of period	11,299	286	11,585
First Half

2004:
Sales	$9,566	$276	$9,842
Income before taxes	75	12	87
Net income	36	8	44
Special charges before taxes	19	—	19
Special charges after taxes	13	—	13
Total assets, end of period	11,217	254	11,471
2003:
Sales	$9,010	$307	$9,317
Income (loss) before taxes	(300)	11	(289)
Net income (loss)	(199)	8	(191)
Special charges before taxes	296	1	297
Special charges after taxes	189	1	190
Total assets, end of period	11,299	286	11,585

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 15. Litigation and Claims

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

      As discussed in Note 2 to the consolidated financial statements, the Company restated its financial statements as of June 30, 2004 and December 31, 2003 and for each of the three-month and six-month periods ended June 30, 2004 and June 30, 2003.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
July 20, 2004, except as to the effects of the matters described in Note 2, which are as of March 16, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

      Visteon has restated its previously issued consolidated financial statements for 2001 through 2003 and for the first half of 2004, primarily for accounting corrections related to postretirement health care and pension costs, tooling costs, capital equipment costs, inventory costing and income taxes.

      As a result of the restatement, net income decreased $7 million (22.6% of the originally reported amount) and $17 million (27.9% of the originally reported amount) for the second quarter and first half ended June 30, 2004, respectively, and net loss increased $5 million (3% of the originally reported amount) and $9 million (4.9% of the originally reported amount) for the second quarter and first half ended June 30, 2003, respectively. The restatement decreased reported net income per share by $0.05 and $0.14 for the second quarter and first half ended June 30, 2004, respectively, and increased reported net loss per share by $0.04 and $0.07 for the second quarter and first half ended June 30, 2003, respectively.

      Further information on the nature and impact of these adjustments is provided in Note 2, “Restatement of Financial Statements” to our consolidated financial statements included elsewhere in this Form 10-Q/ A.

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

      Net income for the second quarter of 2004 was $24 million, or $0.19 per share, an improvement of $196 million over a net loss of $172 million, or $1.37 per share, for the second quarter of 2003. Profit improvement came from the non-recurrence of special charges from the exit of seating operations in the second quarter of 2003 of $139 million. Additional improvement came from cost reductions, increased non-Ford business, and restructuring efforts.

      Net income for the first six months of 2004 was $44 million, or $0.34 per share, an improvement of $235 million over a net loss of $191 million, or $1.52 per share, for the first six months of 2003.

      Cash from operations was $348 million during the first half of 2004, an improvement of $459 million versus the same period last year. The improvement was due to higher profits and improved trade working capital. We ended the half with $1,010 million in cash and marketable securities and took further actions to enhance our liquidity and extend our maturity profile.

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

      Costs of sales for the second quarter of 2004 were $4.6 billion, down $56 million compared with the second quarter of 2003. Costs of sales includes primarily material, labor, manufacturing overhead and other costs, such as product development costs. The decrease reflects the exit of our seating operations ($335 million, $217 million of which were special charges), and favorable cost performance of $137 million despite material surcharges and fuel cost increases. These decreased costs were offset partially by the variable costs of $286 million associated with higher production volumes including new business and higher Ford European production volume offset partially by lower Ford North American production volume, and currency fluctuations of $148 million. Special charges included in this line item were $5 million in 2004 and $266 million in 2003.

      Selling, administrative and other expenses for the second quarter of 2004 were $238 million, $2 million lower compared with the second quarter of 2003. The lower expenses reflect lower Information Technology (“IT”) costs as well as other efficiencies, offset partially by currency fluctuations of $7 million.

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

      Income (loss) before income taxes and minority interests, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows income (loss) before income taxes and minority interests for the second quarter of 2004 and 2003, for each of our segments:

	Second Quarter		2004
			over/(under)
	2004	2003	2003

	(Restated)
	(in millions)
Automotive Operations	$41	$(271)	$312
Glass Operations	3	7	(4)

Total	$44	$(264)	$308

Memo:
Special charges included above	$(5)	$(266)	$261

      Automotive Operations’ second quarter 2004 income before income taxes and minority interests was $41 million compared with a loss of $271 million for the second quarter of 2003. Special charges before taxes in 2004 were down $261 million, $217 million from the exit of our seating operations in the second quarter of 2003. Favorable cost performance, net of reduced prices to our customers, material surcharges, fuel cost increases, and wage and benefit economic increases, despite our reduced OPEB costs, was about $75 million. Additionally, second quarter 2004 results were impacted favorably by currency fluctuations of $13 million. Partial offsets to these improvements include $11 million in debt extinguishment costs and the impact of lower volume. The combination of lower Ford North American production volume, increased new business and higher Ford European production volume also reduced second quarter income.

      Income before income taxes and minority interests for Glass Operations in the second quarter of 2004 was $3 million compared with $7 million before taxes for the second quarter of 2003, reflecting lower aftermarket pricing and volume, offset partially by a reduction in OPEB costs.

      Provision (benefit) for income taxes represents an effective income tax rate of 31% in the second quarter of 2004 compared with (36%) in the second quarter of the prior year. The rate for the second quarter of 2004 was impacted adversely by not recording the tax benefit related to losses in certain foreign jurisdictions where full valuation allowances are maintained and was impacted favorably by adjustments related to Visteon’s 2003 Federal income tax return, which was filed in May 2004.

      Minority interests in net income of subsidiaries was $12 million in the second quarter of 2004, compared with $9 million in the second quarter of 2003. Minority interest amounts are related primarily to Halla Climate Control Corporation located in Korea, in which we have a 70% ownership interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Net income (loss) for the second quarter of 2004 and 2003 are shown in the following table for each of our segments:

	Second Quarter		2004
			over/(under)
	2004	2003	2003

	(Restated)
	(in millions)
Automotive Operations	$22	$(177)	$199
Glass Operations	2	5	(3)

Total	$24	$(172)	$196

Memo:
Special charges included above	$(3)	$(170)	$167

      Visteon reported a net profit for the second quarter of 2004 of $24 million compared with a net loss of $172 million for the second quarter of 2003 because of the factors described above in income (loss) before income taxes. Special charges after taxes were $3 million for 2004 and $170 million for 2003.

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

      Costs of sales for the first half of 2004 were $9.2 billion, up $119 million compared with the first half of 2003. Costs of sales includes primarily material, labor, manufacturing overhead and other costs, such as product development costs. The increase reflects the variable costs associated with production volumes of $488 million (new business and higher Ford European production volume offset partially by Ford North American production volume) and currency fluctuations of $323 million, offset partially by an elimination of costs of $487 million (including $217 million of special charges) resulting from the exit of our seating operations, and favorable cost performance of $251 million (net of material surcharges and fuel cost increases). Special charges included in this line item were $19 million in 2004 and $292 million in 2003.

      Selling, administrative and other expenses for the first half of 2004 were $503 million, $19 million higher than the first half of 2003. The increase reflects primarily incremental IT actions of $18 million as well as currency translation of $16 million offset partially by efficiencies and the non-recurrence of special charges. Special charges included in this line item were $5 million for 2003.

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

      Income (loss) before income taxes and minority interests, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows income (loss) before income taxes and minority interests for the first half of 2004 and 2003, for each of our segments:

	First Half		2004
			over
	2004	2003	2003

	(Restated)
	(in millions)
Automotive Operations	$75	$(300)	$375
Glass Operations	12	11	1

Total	$87	$(289)	$376

Memo:
Special charges included above	$(19)	$(297)	$278

      Automotive Operations’ first half 2004 income before income taxes and minority interests was $75 million compared with a loss of $300 million for the first half of 2003. The improvement resulted from the elimination of costs of $242 million (including $217 million of special charges) resulting from the exit of our seating operations and currency fluctuations of $25 million. Favorable cost performance, net of reduced prices to our customers, material surcharges, fuel cost increases, and wage and benefit economic increases, despite our reduced OPEB costs, was about $80 million. Higher production volumes, including new business and higher Ford European production volume offset partially by lower Ford North American production volume, also improved first half income before taxes. Partial offsets to these improvements include $11 million in debt extinguishment costs. Special charges included in income (loss) before income taxes and minority interests were $19 million and $296 million in the first half of 2004 and 2003, respectively.

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

      Provision (benefit) for income taxes represents an effective income tax rate of 38% for the first half of 2004 compared with (36%) for the first half of 2003. The rate for the first six months was impacted adversely by not recording the tax benefit related to losses in certain foreign jurisdictions where full valuation allowances are maintained, and was impacted favorably by certain tax adjustments related to prior periods, including adjustments related to Visteon’s 2003 Federal income tax return, which was filed in May 2004, and the resolution of a foreign tax audit during the first quarter of 2004.

      Minority interests in net income of subsidiaries was $21 million in the first half of 2004, compared with $17 million in the first half of 2003. Minority interest amounts are related primarily to Halla Climate Control Corporation located in Korea, in which we have a 70% ownership interest.

      Net income (loss) for the first half of 2004 and 2003 are shown in the following table for each of our segments:

	First Half		2004
			over
	2004	2003	2003

	(Restated)

	(in millions)
Automotive Operations	$36	$(199)	$235
Glass Operations	8	8	—

Total	$44	$(191)	$235

Memo:
Special charges included above	$(13)	$(190)	$177

      Visteon reported a net profit for the first half of 2004 of $44 million compared with a net loss of $191 million for the first half of 2003 because of the factors described above in income (loss) before income taxes. Special charges after taxes were $13 million for the first half of 2004 and $190 million for the first half of 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Restructuring, Dispositions and Special Charges

      The table below presents special charges related to restructuring initiatives and other actions during the second quarter and first half of 2004 and 2003:

	Automotive		Glass
	Operations		Operations		Total

	Second	First	Second	First	Second	First
	Quarter	Half	Quarter	Half	Quarter	Half

	(in millions)
2004 Special Charges (Restated):

Plant closure related	$(5)	$(10)	$—	$—	$(5)	$(10)
European Plan for Growth	—	(9)	—	—	—	(9)

Total 2004 special charges, before taxes	$(5)	$(19)	$—	$—	$(5)	$(19)

Total 2004 special charges, after taxes	$(3)	$(13)	$—	$—	$(3)	$(13)

2003 Special Charges:

North American seating operations	$(217)	$(217)	$—	$—	$(217)	$(217)
European Plan for Growth	(45)	(48)	—	—	(45)	(48)
North American salaried restructuring	—	(18)	—	—	—	(18)
Other actions	(4)	(13)	—	(1)	(4)	(14)

Total 2003 special charges, before taxes	$(266)	$(296)	$—	$(1)	$(266)	$(297)

Total 2003 special charges, after taxes	$(170)	$(189)	$—	$(1)	$(170)	$(190)

First Half 2004 Actions

      During the first half of 2004, Visteon incurred plant closure charges related to the involuntary separation of up to 220 employees as a result of the planned closure of our La Verpilliere, France, manufacturing facility by the end of 2004. The involuntary separations of the employees at the La Verpilliere facility are expected to occur during the second half of 2004. European Plan for Growth charges are comprised of $9 million related to the separation of about 50 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002.

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

      Visteon’s balance sheet reflects cash and marketable securities of $1,010 million and total debt of $1,930 million at June 30, 2004, compared with cash and marketable securities of $956 million and total debt of $1,818 million at December 31, 2003. The increase in cash and marketable securities is primarily due to the increase in debt, offset partially by an increase in trade working capital related to higher volumes at the end of the second quarter compared with the year end shutdown period. Visteon’s ratio of total debt to total capital, which consists of total debt plus total stockholders’ equity, was 52% at June 30, 2004 and 51% at December 31, 2003, and increased primarily because of the increase in debt.

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

Cash Requirements

      Visteon’s expected near-term cash outflows related to debt have decreased since December 31, 2003 as a result of completing the March Notes Sale and the April Tender Offer as discussed further in Note 8 to the consolidated financial statements. The $500 million in notes due in August, 2005 has been reduced to $250 million and the weighted average maturity of Visteon’s long-term notes has been extended from 4.2 years to 6.6 years.

      As of June 30, 2004, Visteon had guaranteed about $22 million of borrowings held by unconsolidated joint ventures. In addition, we have guaranteed Tier 2 suppliers’ debt and lease obligations of about $16 million at June 30, 2004 to ensure the continued supply of essential parts.

      Cash required to meet capital expenditure needs in the second quarter of 2004 was $170 million. Capital expenditures in 2004, as in 2003, are expected to be higher than previous levels as described below under “Cash Flows — Investing Activities.” Visteon’s cash and liquidity needs also are impacted by the level, variability, and timing of our customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. Our intra-year needs are impacted also by seasonal effects in the industry, such as the shutdown of operations for about two weeks in July, the subsequent ramp-up of new model production and the additional one-week shutdown in December by our primary North American customers. These seasonal effects normally require use of liquidity resources during the first and third quarters.

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

Pension and Postretirement Benefits

      Second quarter 2004 postretirement health care and life insurance expense was $50 million lower than the same period in 2003, reflecting Ford’s assumption of a portion of the liability for Visteon-assigned Ford-UAW employees under the amended and restated agreements, lower restructuring charges and the Medicare Act, offset partially by lower discount rates. Pension expense for the second quarter of 2004 was $78 million lower than the same period in 2003, more than accounted for by $85 million related to the transfer of Chesterfield, Michigan, seat production, offset partially by lower discount rates and the effect of the 2003 Ford-UAW collective bargaining agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Legislation

      The Medicare Act was signed into law on December 8, 2003. This legislation provides for a federal subsidy beginning in 2006 to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. Visteon’s plans generally provide retiree drug benefits that exceed the value of the benefit that will be provided by Medicare Part D, and we have concluded that our plans are actuarially equivalent, pending further definition of the criteria used to determine equivalence. This subsidy is estimated to reduce the benefit obligation for Visteon plans by $87 million, and will be recognized through reduced retiree health care expense over the related employee future service lives. The impact on Ford plans is included in the post retirement health care and life insurance expense decrease noted above.

Cash Flows

Operating Activities

      Cash provided by operating activities during the first half of 2004 totaled $348 million, compared with cash used by operating activities of $111 million for the same period in 2003. The improvement is largely explained by higher profitability, improved trade working capital flows primarily due to improved collections on non-Ford receivables, an increase in the utilization of our receivables programs, and increased payables. Cash provided from the utilization of our receivables program was $75 million and $5 million during the first half of 2004 and 2003, respectively. Cash payments related to special charges, including those for severance and special pension benefits were $100 million and $79 million during the first half of 2004 and 2003, respectively.

Investing Activities

      Cash used in investing activities was $353 million during the first half of 2004, compared with $320 million for the first half of 2003. Visteon’s capital expenditures in the first half of 2004 totaled $366 million, compared with $403 million for the same period in 2003. Visteon’s capital spending in each of 2003 and 2004 will be higher than previous years as we undertake spending to fund new construction for consolidation of operations in Southeast Michigan and also to fund IT infrastructure transition and improvements. Visteon anticipates that the facilities’ consolidation will allow us to centralize customer support functions, research and development, and selected business operations at lower operating costs. During the first half of 2004, Visteon sold $3 million of marketable securities, compared with net sales of securities of $70 million in the same period last year.

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

      The full year effective tax rate of 38% is based on our most recent annualized forecast of pre-tax income (loss) by country and includes the effect of permanent book/tax differences and tax credits, as well as the effect of not recording tax benefits for losses in certain foreign countries where full valuation allowances are maintained. This rate is expected to fluctuate quarter-to-quarter, because of the valuation allowances. We will re-evaluate our full year effective tax rate again during the third quarter. Changes in our forecast or actual results could have a significant impact on our effective tax rate for a given quarter or for the full year. Additionally, we continue to monitor the recoverability of our remaining net deferred tax asset of $918 million at June 30, 2004. Realization of this net deferred tax asset is dependent on achieving our forecast of 2004 taxable income in the U.S. and maintaining our forward-year outlook. We have concluded that the estimates and underlying assumptions concerning the realization of our remaining net deferred tax asset are appropriate at this time. However, the ability to achieve our 2004 forecasted earnings in the U.S. could be impacted by a number of factors, including lower than expected Ford North American volumes and higher steel and fuel prices in the second half of the year. We will continue to closely monitor our forecast and actual results for the remainder of 2004. If, during a subsequent period, there is an adverse change in our current year U.S. forecast or forward-year outlook, we will update the assessment of the recoverability of our deferred tax assets and reduce them further as needed. Such a write-down would result in additional income tax expense and reduce net income significantly in the applicable period.

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

Other Financial Information

      PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed a limited review of the financial data presented on page 3 through 24 inclusive. The review was performed in accordance with standards for such reviews established by the Public Company Accounting Oversight Board (United States). The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

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

      Visteon has restated its previously issued consolidated financial statements for 2001 through 2003 and for the first nine months of 2004, primarily for accounting corrections related to postretirement health care and pension costs, tooling costs, capital equipment costs, inventory costing and income taxes. Refer to Note 2 to the consolidated financial statements for further information regarding this restatement. In connection with the restatement and the preparation and filing of this Form 10-Q/ A, Visteon re-evaluated, under the supervision and with the participation of Visteon’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of June 30, 2004, the end of the period covered by this Form 10-Q/ A. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below related to the weaknesses in our internal control over financial reporting. To address the control weaknesses described below, Visteon performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

ITEM 4.	CONTROLS AND PROCEDURES — (Continued)

      During the course of the preparation of Visteon’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the company identified the following material weaknesses in the company’s internal controls over financial reporting.

•	Accounting for Employee Postretirement Health Care Benefits

As of June 30, 2004, Visteon did not maintain effective controls over the accounting for amendments to U.S. postretirement health care benefit plans. Specifically, controls to determine that such amendments were reviewed and all necessary actions were implemented, including communications to affected employees, prior to recognizing the accounting treatment in Visteon’s consolidated financial statements, were not effective. This control deficiency resulted in an adjustment to our fourth quarter 2004 financial results, and resulted in the restatement of Visteon’s consolidated financial statements for 2002 and 2003 and for the first, second and third quarters of 2004.

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

The errors resulting from this control deficiency impacted cost of sales and selling, administrative and other expenses in Visteon’s consolidated statement of operations and postretirement benefits other than pensions liability and stockholders’ equity in Visteon’s consolidated balance sheets for the respective periods. The impact of the correction of these errors was to increase the net loss by approximately $24 million, $32 million and $12 million for the first nine months of 2004, and the years ended December 31, 2003 and 2002, respectively. These errors also impacted the disclosure of healthcare and life insurance benefit expenses and liabilities included in Visteon’s consolidated financial statements for the respective periods. Additionally, this control deficiency could result in a misstatement to the aforementioned accounts that would result in a material misstatement to annual or interim financial statements

•	Accounting for Costs Incurred for Tools Used in Production

As of June 30, 2004, Visteon did not maintain effective controls to ensure that there was appropriate support and documentation of either ownership or an enforceable agreement for reimbursement of expenditures at the time of the initial recording of incurred tooling costs. Further, controls over periodic review, assessment and timely resolution of tooling costs, related aged accounts receivable balances and potential overruns to customer-authorized reimbursement levels were not effective. This control deficiency resulted in the misstatement of Visteon’s consolidated financial statements for each of the years 2000 through 2003 and the second and third quarters of 2004 because of costs that either should have been expensed as incurred or capitalized and amortized to expense over the terms of the related supply agreement.

ITEM 4.	CONTROLS AND PROCEDURES — (Continued)

The errors resulting from this control deficiency impacted cost of sales in Visteon’s consolidated statement of operations and accounts receivable, net property, and stockholders’ equity in Visteon’s consolidated balance sheets for the respective periods. The errors relating to 2001, 2002, 2003 and for the first nine months of 2004 were corrected in connection with the restatement of financial statements for the respective periods. The impact of the correction of these errors was to increase the net loss by approximately $2 million, $10 million, $3 million and $5 million for the first nine months of 2004, and for the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, this control deficiency could result in a misstatement to the aforementioned accounts that would result in a material misstatement to annual or interim financial statements.

      Management has formulated remediation plans and initiated actions designed to address each of the material weaknesses in internal control over financial reporting described above.

      Visteon’s remediation plans include the implementation of additional monitoring and oversight controls to ensure that all necessary actions required to implement any future changes in the accounting for the valuation of our employee post-retirement health care liability accounts have been completed prior to recording such changes. These controls are expected to specifically include a focus on controls over communication and responsibility for actions requiring inter-departmental cooperation.

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

      The changes to internal control over financial reporting described above are in the process of being implemented beginning in the first quarter of 2005. Except as otherwise discussed below, there have been no changes in Visteon’s internal control over financial reporting during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Visteon’s internal control over financial reporting.

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

      (a) Exhibits

      Please refer to the Exhibit Index on Page 49.

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

William G. Quigley III

Vice President, Corporate Controller and

Chief Accounting Officer

Date: March 16, 2005

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.
4.1	Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.2	Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.3	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Purchase and Supply Agreement dated as of December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.†
10.3	2003 Relationship Agreement dated December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.4	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.5	Aftermarket Relationship Agreement dated as of January 1, 2000 between Visteon and the Automotive Consumer Services Group of Ford is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.6	Amended and Restated Hourly Employee Assignment Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.7	Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.8	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).

Exhibit
Number		Exhibit Name

10.9		Visteon Corporation 2004 Incentive Plan, as amended and restated, is incorporated herein by reference to Appendix B to the Proxy Statement of Visteon dated March 30, 2004.*
10.10		Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10.10	.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.10 hereto entered into by Visteon with Messrs. Pestillo, Johnston, Orchard, Palmer, Chatterjee and Marcin, and Ms. Fox is incorporated herein by reference to Exhibit 10.10.1 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2004.*
10.11		Issuing and Paying Agency Agreement dated as of June 5, 2000 between Visteon and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.12		Corporate Commercial Paper — Master Note dated June 1, 2000 is incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.13		Letter Loan Agreement dated as of June 12, 2000 from The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.14		Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.15		Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.16		Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.17		Visteon Corporation Savings Parity Plan is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.18		Visteon Corporation Pension Parity Plan is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.19		Visteon Corporation Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.20		Executive Employment Agreement dated as of September 15, 2000 between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2001.*
10.21		Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*

Exhibit
Number	Exhibit Name

10.22	Visteon Corporation Executive Separation Allowance Plan is incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.23	Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain executive officers under the plans constituting Exhibits 10.14, 10.16, 10.17, 10.18, 10.19 and 10.22 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.24	Five-Year Revolving Loan Credit Agreement dated as of June 20, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.25	364-Day Credit Agreement dated as of June 18, 2004 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Citibank, N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q of Visteon dated July 30, 2004.
10.26	Five-Year Term Loan Credit Agreement dated as of June 25, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.27	Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*
10.28	Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.29	Employment Agreement effective as of January 1, 2004 between Visteon and Daniel R. Coulson is incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.30	Visteon Corporation Non-Employee Director Stock Unit Plan is incorporated herein by reference to Appendix C to the Proxy Statement of Visteon dated March 30, 2004.*
10.31	Employment Agreement effective as of June 2, 2004 between Visteon and James F. Palmer is incorporated herein by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2004..*
12.1	Statement re: Computation of Ratios
15.1	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated March 16, 2005 relating to Financial Information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated March 16, 2005.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated March 16, 2005.

Exhibit
Number	Exhibit Name

32.1	Section 1350 Certification of Chief Executive Officer dated March 16, 2005.
32.2	Section 1350 Certification of Chief Financial Officer dated March 16, 2005.

†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

      In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.