Form 10-Q/A
period 2004-09-30
VISTEON CORP
filed 2005-03-16
CIK 1111335

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

Exhibit index located on page number 54.

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

VISTEON CORPORATION AND SUBSIDIARIES

Explanatory Note

      This Amendment No. 1 on Form 10-Q/ A(“Form 10-Q/ A”) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on November 4, 2004 (the “Original Filing”), is being filed to reflect restatements of our consolidated balance sheets at September 30, 2004 and December 31, 2003; and our consolidated statement of operations for each of the three-month and nine-month periods ended September 30, 2004 and September 30, 2003, and the notes related thereto. The restatements primarily pertain to the following matters identified during the course of preparing Visteon’s 2004 financial statements:

•	Effective in January 2002, and again in January 2004, Visteon amended its retiree health care benefits plans for certain of its U.S. employees. These amendments changed the eligibility requirements for participants in the plans, and, as a result, Visteon changed the expense attribution periods. We have determined that these changes in eligibility requirements were not properly communicated to affected employees, and, therefore, the revision to the expense attribution periods, which resulted in expense reductions, should not have been made. The impact of the correction of these errors increased net loss by approximately $14 million ($0.11 per share) and $24 million ($0.19 per share) for the third quarter and first nine months ended September 30, 2004, respectively, and approximately $4 million ($0.03 per share) and $12 million ($0.09 per share) for the third quarter and first nine months ended September 30, 2003, respectively.

•	Visteon is making corrections for certain tooling costs originally recorded as receivables. Costs incurred for Visteon-owned tooling used in production have been adjusted to reflect such costs as long-term assets and to provide related amortization expense. Non-reimbursable costs incurred to develop customer-owned tooling have been expensed in the periods such costs were incurred. The impact of the correction of these errors increased net loss by approximately $1 million ($0.01 per share) and $2 million ($0.02 per share) for the third quarter and first nine months ended September 30, 2004, respectively, and approximately $1 million ($0.02 per share) for the first nine months ended September 30, 2003.

•	During the review of our annual United Kingdom pension valuations, we identified unrecorded pension expenses incurred as a result of special termination benefits provided under Visteon’s European Plan for Growth program. The impact of the correction of these errors increased net loss by approximately $1 million ($0.01 per share) and $4 million ($0.03 per share) for the third quarter and first nine months ended September 30, 2004, respectively.

•	Visteon is making corrections for certain volume related rebates, received from numerous capital equipment suppliers for purchases, which were originally recognized as a reduction to expense. Costs incurred for capital equipment have been adjusted to reflect such discounts as a reduction to long-term assets and to adjust related depreciation and amortization expense. The impact of the correction of these errors increased net loss by approximately $1 million (under $0.01 per share) and $4 million ($0.03 per share) for the third quarter and first nine months ended September 30, 2004, respectively; and approximately $2 million ($0.01 per share) for the third quarter and first nine months ended September 2003.

•	Visteon also identified unrecorded postretirement health care expenses at one of Visteon’s foreign locations. There was no impact of the correction of these errors on net income for the third quarter and first nine months ended September 30, 2004, and for the third quarter and first nine months ended September 30, 2003.

•	Visteon is correcting the amount and timing of the recognition of certain tax adjustments made during the periods. As Visteon expects to repatriate earnings of foreign subsidiaries, adjustments were made to provide for the tax effects of foreign currency movements against the U.S. dollar. These adjustments also impacted the timing of the recognition of deferred tax asset valuation allowances in the fourth quarter of 2003 and the third quarter of 2004. Further, Visteon recognized an additional valuation allowance for certain deferred tax assets that had previously been misclassified and not considered in Visteon’s 2003 deferred tax assessment. The impact of the correction of these errors increased net loss by approximately $47 million ($0.37 per share) for the third quarter and first nine months ended September 30, 2004.

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

      Although this Form 10-Q/ A sets forth the Original Filing in its entirety, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I, Item 6 of Part II and Exhibit 12.1 of Item 6 of Part II of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain the consent of our independent registered public accounting firm and currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the independent registered public accounting firm and the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/ A as Exhibits 15.1, 31.1, 31.2, 32.1 and 32.2, respectively.

      Except for the foregoing amended information, this Form 10-Q/ A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our Annual Report on Form 10-K for the year ended December 31, 2004, when filed, or other reports filed with the SEC subsequent to the date of this filing.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended September 30, 2004 and 2003
(in millions, except per share amounts)

	Third Quarter		First Nine Months

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)

	(unaudited)
Sales
Ford and affiliates	$2,772	$2,873	$9,900	$10,186
Other customers	1,364	1,011	4,078	3,015

Total sales	4,136	3,884	13,978	13,201
Costs and expenses (Notes 3 and 5)
Costs of sales	4,356	3,887	13,588	13,000
Selling, administrative and other expenses	225	264	728	748

Total costs and expenses	4,581	4,151	14,316	13,748
Operating income (loss)	(445)	(267)	(338)	(547)
Interest income	5	5	14	13
Debt extinguishment cost (Note 8)	—	—	11	—
Interest expense	28	24	75	71

Net interest expense and debt extinguishment cost	(23)	(19)	(72)	(58)
Equity in net income of affiliated companies (Note 3)	9	12	38	42

(Loss) before income taxes and minority interests	(459)	(274)	(372)	(563)
Provision (benefit) for income taxes (Note 4)	958	(103)	980	(218)

(Loss) before minority interests	(1,417)	(171)	(1,352)	(345)
Minority interests in net income of subsidiaries	7	3	28	20

Net (loss)	$(1,424)	$(174)	$(1,380)	$(365)

(Loss) per share (Note 9)
Basic and diluted	$(11.36)	$(1.38)	$(11.01)	$(2.90)
Cash dividends per share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30,	December 31,
	2004	2003

	(Restated)
	(unaudited)	(Restated)
Assets
Cash and cash equivalents	$729	$953
Marketable securities	5	3

Total cash and marketable securities	734	956
Accounts receivable — Ford and affiliates	1,498	1,175
Accounts receivable — other customers (Note 7)	1,173	1,185

Total receivables, net (Note 3)	2,671	2,360
Inventories (Note 12)	891	761
Deferred income taxes (Note 4)	18	163
Prepaid expenses and other current assets (Note 3)	222	143

Total current assets	4,536	4,383
Equity in net assets of affiliated companies	213	215
Net property	5,049	5,365
Deferred income taxes (Note 4)	23	700
Other assets	231	270

Total assets	$10,052	$10,933

Liabilities and Stockholders’ Equity
Trade payables	$2,363	$2,270
Accrued liabilities	953	930
Income taxes payable	42	31
Debt payable within one year (Note 8)	535	351

Total current liabilities	3,893	3,582
Long-term debt (Note 8)	1,480	1,467
Postretirement benefits other than pensions	626	515
Postretirement benefits payable to Ford	2,123	2,090
Deferred income taxes (Note 4)	151	3
Other liabilities	1,422	1,505

Total liabilities	9,695	9,162
Stockholders’ equity
Capital stock
Preferred stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 130 million and 131 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,294	3,288
Accumulated other comprehensive loss (Note 13)	(62)	(54)
Other	(28)	(19)
Accumulated deficit	(2,978)	(1,575)

Total stockholders’ equity	357	1,771

Total liabilities and stockholders’ equity	$10,052	$10,933

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Periods Ended September 30, 2004 and 2003
(in millions)

	First Nine Months

	2004	2003

	(Restated	(Restated)
	(unaudit	ed)
Cash and cash equivalents at January 1	$953	$1,204
Cash flows provided by operating activities	223	29
Cash flows from investing activities Capital expenditures	(569)	(638)
Purchases of securities	—	(48)
Sales and maturities of securities	3	118
Other	18	17

Net cash used in investing activities	(548)	(551)
Cash flows from financing activities
Commercial paper repayments, net	(31)	(66)
Other short-term debt, net	(30)	85
Proceeds from issuance of other debt, net of issuance costs	548	356
Repurchase of unsecured debt securities (Note 8)	(269)	—
Principal payments on other debt	(32)	(121)
Purchase of treasury stock	(11)	(5)
Cash dividends	(24)	(24)
Other, including book overdrafts	(48)	5

Net cash provided by financing activities	103	230
Effect of exchange rate changes on cash	(2)	27

Net decrease in cash and cash equivalents	(224)	(265)

Cash and cash equivalents at September 30	$729	$939

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

NOTE 2. Restatement of Financial Statements

      Visteon has restated its previously issued financial statements for 2001 through 2003 and for the first nine months of 2004, primarily for accounting corrections related to postretirement health care and pension costs, tooling costs, capital equipment costs, inventory costing and income taxes.

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

	Third Quarter		First Nine Months

	2004	2003	2004	2003

	(in millions)
Net (loss), as originally reported	$(1,360)	$(168)	$(1,299)	$(350)
Accounting corrections for postretirement health care costs and pension costs (pre-tax)(1)	(9)	(6)	(28)	(18)
Accounting corrections for tooling costs (pre-tax)(2)	(1)	(1)	(2)	(3)
Accounting corrections for capital equipment costs (pre tax)(3)	—	(3)	(4)	(3)
Tax impact of above(4)	(7)	4	—	9
Accounting correction for taxes(5)	(39)	—	(39)	—
Accounting correction for taxes(6)	(8)	—	(8)	—

Net (loss), as restated	$(1,424)	$(174)	$(1,380)	$(365)

(1)	Effective in January 2002, Visteon amended its retiree health care benefits plan for certain of its U.S. employees. Effective in January 2004, a Visteon wholly owned subsidiary amended its retiree health care benefits plan for its U.S. employees. These amendments changed the eligibility requirements for participants in the plans. As a result of these amendments, Visteon changed the expense attribution periods, which eliminated cost accruals for younger employees and increased accrual rates for older participating employees. Prior to these amendments, Visteon accrued for the cost of the benefit from a participating employee’s date of hire, regardless of age. Visteon determined that these benefit changes were not properly communicated to effected employees pursuant to the requirements of Statement of Financial Accounting Standards No. 106 and that such expense reductions should not have been recorded. Further, analysis of the annual United Kingdom pension valuation identified pension expenses related to special termination benefits provided under Visteon’s European Plan for Growth which were not fully recognized in the period in which those benefits were accepted by employees ($1 million in the third quarter of 2004 and $4 million in the first nine months of 2004). The impact of the correction of these errors increased net loss by approximately $15 million ($0.12 per share) and $28 million ($0.22 per share) for the third quarter and first nine months ended September 30, 2004, respectively, and increased net loss by approximately $4 million ($0.03 per share) and $12 million ($0.09 per share) for the third quarter and first nine months ended September 30, 2003, respectively.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 2. Restatement of Financial Statements — (Continued)

(2)	Represents a) additional amortization expense related to $10 million of tooling costs that were misclassified as accounts receivable rather than as a long-term asset with amortization starting in 2001 and, b) $13 million of tooling costs misclassified as accounts receivable related to customer-owned tooling for which there was no contractual agreement for reimbursement or overruns to customer-authorized reimbursement levels and, accordingly, should have been expensed as incurred. The impact of the correction of these errors increased net loss by approximately $1 million ($0.01 per share) and $2 million ($0.02 per share) for the third quarter and first nine months ended September 30, 2004, respectively, and increased net loss by approximately $1 million ($0.02 per share) for the first nine months ended September 30, 2003.

(3)	Represents an adjustment for certain volume related rebates, received from numerous capital equipment suppliers for purchases, which were originally recognized as a reduction to expense. Costs incurred for capital equipment have been adjusted to reflect such discounts as a reduction to long-term assets and to adjust related depreciation and amortization expense. The impact of the correction of these errors increased net loss by approximately $1 million (under $0.01 per share) and $4 million ($0.03 per share) for the third quarter and first nine months ended September 30, 2004, respectively, and increased net loss by approximately $2 million ($0.01 per share) for the third quarter and first nine months ended September 30, 2003.

(4)	Represents the deferred tax benefit of the pre-tax expense adjustments. The 2004 amount represents an additional $7 million deferred tax expense to adjust the valuation allowance in the third quarter of 2004 for the cumulative impact on deferred tax assets of the pre-tax accounting corrections.

(5)	Represents an adjustment to U.S. deferred taxes on undistributed earnings of non-U.S. subsidiaries for the impact of currency fluctuations and the related adjustments to the required deferred tax asset valuation allowance in the fourth quarter of 2003 and the third quarter of 2004. Visteon expects to repatriate earnings of non-U.S. subsidiaries and must provide for the expected U.S. tax impact of the assumed future repatriation, including the impact of currency fluctuations. These deferred tax liability amounts were originally provided for in the second quarter of 2004 in conjunction with Visteon’s completion of a full analysis and assessment of accumulated other comprehensive income balances, including those arising in pre-spin periods and served to reduce the amount of the deferred tax asset valuation allowance initially recorded in the third quarter of 2004. This adjustment was recorded to fully recognize the tax amounts as they arose in prior periods and to account for the related impact on the deferred tax asset valuation allowances recorded in the fourth quarter of 2003 and the third quarter of 2004. The impact of the correction of these errors increased net loss by approximately $39 million ($0.31 per share) for the third quarter and first nine months ended September 30, 2004.

(6)	Represents an adjustment in the third quarter and first nine months of 2004 for the impact of changes in foreign currency exchange rates on Visteon’s U.S. deferred tax liabilities for withholding taxes on unremitted foreign earnings. The impact of the correction of these errors increased net loss by approximately $8 million ($0.06 per share) for the third quarter and first nine months ended September 30, 2004.

      In addition to the adjustments described above, sales and costs of sales in the third quarter of 2004 were each reduced by $18 million.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 2. Restatement of Financial Statements — (Continued)

      The following is a summary of the impact of the restatement on the previously issued consolidated statement of operations, consolidated balance sheets and condensed consolidated statement of cash flows included in this filing.

CONSOLIDATED STATEMENT OF OPERATIONS

	Third Quarter				First Nine Months

	2004		2003		2004		2003

	As		As		As		As
	Originally	As	Originally	As	Originally	As	Originally	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	(in millions)
Sales
Ford and affiliates	$2,772	$2,772	$2,873	$2,873	$9,900	$9,900	$10,186	$10,186
Other customers	1,382	1,364	1,011	1,011	4,096	4,078	3,015	3,015

Total sales	4,154	4,136	3,884	3,884	13,996	13,978	13,201	13,201
Costs and expenses
Costs of sales	4,366	4,356	3,879	3,887	13,578	13,588	12,981	13,000
Selling, administrative and other expenses	223	225	262	264	722	728	743	748

Total costs and expenses	4,589	4,581	4,141	4,151	14,300	14,316	13,724	13,748
Operating income (loss)	(435)	(445)	(257)	(267)	(304)	(338)	(523)	(547)
Interest income	5	5	5	5	14	14	13	13
Debt extinguishment cost	—	—	—	—	11	11	—	—
Interest expense	28	28	24	24	75	75	71	71

Net interest expense and debt extinguishment cost	(23)	(23)	(19)	(19)	(72)	(72)	(58)	(58)
Equity in net income of affiliated companies	9	9	12	12	38	38	42	42

(Loss) before income taxes and minority interests	(449)	(459)	(264)	(274)	(338)	(372)	(539)	(563)
Provision (benefit) for income taxes	904	958	(99)	(103)	933	980	(209)	(218)

(Loss) before minority interests	(1,353)	(1,417)	(165)	(171)	(1,271)	(1,352)	(330)	(345)
Minority interest in net income of subsidiaries	7	7	3	3	28	28	20	20

Net (loss)	$(1,360)	$(1,424)	$(168)	$(174)	$(1,299)	$(1,380)	$(350)	$(365)

(Loss) per share
Basic and diluted	$(10.86)	$(11.36)	$(1.34)	$(1.38)	$(10.37)	$(11.01)	$(2.78)	$(2.90)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 2. Restatement of Financial Statements — (Continued)

CONSOLIDATED BALANCE SHEET

	September 30, 2004		December 31, 2003

	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated

	(in millions)
Assets
Cash and cash equivalents	$729	$729	$953	$953
Marketable securities	5	5	3	3

Total cash and marketable securities	734	734	956	956
Accounts receivable – Ford and affiliates	1,521	1,498	1,198	1,175
Accounts receivable – other customers	1,152	1,173	1,164	1,185

Total receivables	2,673	2,671	2,362	2,360
Inventories	891	891	761	761
Deferred income taxes	18	18	163	163
Prepaid expenses and other current assets	250	222	168	143

Total current assets	4,566	4,536	4,410	4,383
Equity in net assets of affiliated companies	213	213	215	215
Net property	5,060	5,049	5,369	5,365
Deferred income taxes	23	23	700	700
Other assets	231	231	270	270

Total Assets	$10,093	$10,052	$10,964	$10,933

Liabilities and Stockholders’ Equity
Trade payables	$2,363	$2,363	$2,270	$2,270
Accrued liabilities	943	953	924	930
Income taxes payable	38	42	27	31
Debt payable within one year	535	535	351	351

Total current liabilities	3,879	3,893	3,572	3,582
Long-term debt	1,480	1,480	1,467	1,467
Postretirement benefits other than pensions	556	626	469	515
Postretirement benefits payable to Ford	2,123	2,123	2,090	2,090
Deferred income taxes	146	151	3	3
Other liabilities	1,422	1,422	1,505	1,505

Total liabilities	9,606	9,695	9,106	9,162
Stockholders’ equity
Capital stock	131	131	131	131
Capital in excess of par value of stock	3,294	3,294	3,288	3,288
Accumulated other comprehensive (loss)	(67)	(62)	(21)	(54)
Other	(28)	(28)	(19)	(19)
Accumulated deficit	(2,843)	(2,978)	(1,521)	(1,575)

Total stockholders’ equity	487	357	1,858	1,771

Total liabilities and stockholders’ equity	$10,093	$10,052	$10,964	$10,933

      In addition, certain amounts in Notes 3, 4, 5, 6, 9, 13, and 14 have been restated to reflect the restatement adjustments described above.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 2. Restatement of Financial Statements — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	First Nine Months

	2004		2003

	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated

	(in millions)
Cash and cash equivalents at January 1	$953	$953	$1,204	$1,204
Cash flows provided by operating activities	227	223	32	29
Cash flows used in investing activities	(552)	(548)	(554)	(551)
Cash flows provided by financing activities	103	103	230	230
Effect of exchange rate changes on cash	(2)	(2)	27	27

Net decrease in cash and cash equivalents	(224)	(224)	(265)	(265)

Cash and cash equivalents at December 31	$729	$729	$939	$939

NOTE 3. Selected Costs, Income and Other Information

Depreciation and Amortization

      Depreciation and amortization expenses, which do not include asset impairment charges, are summarized as follows:

	Third Quarter		First Nine Months

	2004	2003	2004	2003

	(Restated)

	(in millions)
Depreciation	$152	$142	$434	$426
Amortization	27	29	80	78

Total	$179	$171	$514	$504

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

Prepaid Expenses and Other Current Assets

      Prepaid expenses and other current assets include $106 million and $71 million of European value added and other tax receivables at September 30, 2004 and December 31, 2003, respectively.

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

	Third Quarter		First Nine Months

	2004	2003	2004	2003

	(Restated)
	(in millions, except per share amounts)
Net (loss), as reported	$(1,424)	$(174)	$(1,380)	$(365)
Add: Stock-based employee compensation expense included in reported net (loss), net of related tax effects	6	2	12	6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11)	(4)	(20)	(14)

Pro forma net (loss)	$(1,429)	$(176)	$(1,388)	$(373)

(Loss) per share:
Basic and diluted — as reported	$(11.36)	$(1.38)	$(11.01)	$(2.90)
Basic and diluted — pro forma	$(11.40)	$(1.40)	$(11.08)	$(2.97)

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

      Visteon’s provision for income taxes of $958 million for the third quarter of 2004 includes $925 million to write-down our net deferred tax assets, as of the beginning of the third quarter, in the U.S. and certain foreign countries. This charge is comprised of $948 million of deferred tax assets as of the beginning of the year and $54 million for income tax benefits recorded during the first half of 2004, partially offset by the reduction of related tax reserves, previously included in other liabilities, of $77 million. Visteon’s provision for income taxes also includes expense of $32 million and $109 million for the third quarter and first nine months of 2004, respectively, related to foreign countries where a valuation allowance is not considered necessary and whose operating results continue to be tax-effected.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 5. Special Charges and Dispositions

First Nine Months 2004 Actions

      Visteon recorded $336 million and $355 million of pre-tax special charges in costs of sales and $1,263 million and $1,222 million of after-tax special charges in the third quarter and first nine months of 2004, respectively, as summarized below:

	Third Quarter		First Nine Months

	Pre-tax	After-tax	Pre-tax	After-tax

	(Restated)

	(in millions)
Restructuring and other charges:
Early retirement incentive and other related	$25	$25	$25	$25
Plant closure related	—	—	10	6
European Plan for Growth related	—	2	9	9
Adjustments to prior year’s expense	(1)	(1)	(1)	(1)

Total restructuring and other charges	24	26	43	39
Loss related to asset impairment charges	314	314	314	314
Adjustments related to seating operations	(2)	(2)	(2)	(2)
Deferred tax valuation allowance (Note 4)*	—	925	—	871

Total special charges	$336	$1,263	$355	$1,222

*	Third quarter 2004 amount includes $54 million of tax expense related to tax benefits recorded during the first half of 2004.

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

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(Restated)

	(in millions)
December 31, 2003 reserve balance	$45	$—	$45
Included in costs of sales:
2004 actions	43	1	44
Adjustment to prior year’s expenses	(1)	—	(1)

Total expense	42	1	43
Utilization	(54)	(1)	(55)

September 30, 2004 reserve balance	$33	$—	$33

      Utilization in the first nine months of 2004 of $55 million is related to incentives paid related to the Ford-UAW early retirement program and severance pay related to other programs.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 6. Employee Retirement Benefits

      Visteon’s retirement plans’ expense for the third quarter and first nine months of 2004 and 2003, respectively, are summarized as follows:

	Retirement Plans				Health Care
					and Life
					Insurance
	U.S. Plans		Non-U.S. Plans		Benefits

	2004	2003	2004	2003	2004	2003

	(Restated)

	(in millions)
Third Quarter
Service cost	$14	$13	$9	$8	$10	$9
Interest cost	16	14	15	13	15	13
Expected return on plan assets	(16)	(14)	(15)	(13)	—	—
Amortization of:
Plan amendments	2	2	3	2	—	—
(Gains) losses and other	1	—	1	—	5	3
Special termination benefits	—	—	1	3	—	—
Expense for Visteon-assigned Ford-UAW and certain salaried employees	27	25	—	—	38	77

Net pension/ postretirement expense	$44	$40	$14	$13	$68	$102

First Nine Months
Service cost	$42	$40	$27	$24	$31	$27
Interest cost	49	44	48	39	46	39
Expected return on plan assets	(48)	(42)	(46)	(40)	—	—
Amortization of:
Plan amendments	7	7	8	7	—	—
(Gains) losses and other	3	—	2	—	16	8
Special termination benefits	—	—	4	13	—	—
Expense for Visteon-assigned Ford-UAW and certain salaried employees	85	150	—	—	113	254

Net pension/ postretirement expense	$138	$199	$43	$43	$206	$328

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 6. Employee Retirement Benefits — (Continued)

      The Medicare Drug Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. This legislation provides for a federal subsidy beginning in 2006 to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. Visteon’s plans generally provide retiree drug benefits that exceed the value of the benefit that will be provided by Medicare Part D, and we have concluded that our plans are actuarially equivalent, pending further definition of the criteria used to determine equivalence. This subsidy was estimated to reduce the benefit obligation for Visteon plans by $87 million as of March 31, 2004, and will be recognized through reduced retiree health care expense over the related employee future service lives, of which $9 million has been recognized in the first nine months of 2004.

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

NOTE 8. Debt

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

NOTE 9. (Loss) Per Share of Common Stock

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

	Third Quarter		First Nine Months

	2004	2003	2004	2003

	(Restated)

	(in millions, except per share amounts)
Numerator:
Net (loss)	$(1,424)	$(174)	$(1,380)	$(365)

Denominator:
Average common stock outstanding	129.6	130.7	129.7	130.3
Less: Average restricted stock outstanding	(4.3)	(5.0)	(4.4)	(4.5)

Basic shares	125.3	125.7	125.3	125.8
Net dilutive effect of restricted stock and stock options	—	—	—	—

Diluted shares	125.3	125.7	125.3	125.8

(Loss) per share:
Basic and diluted	$(11.36)	$(1.38)	$(11.01)	$(2.90)

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 11. Product Warranty

      A reconciliation of changes in the product warranty liability is summarized as follows:

First Nine
Months
2004

(in millions)
Beginning balance	$22
Accruals for products shipped	20
Accruals related to pre-existing warranties (including changes in estimates)	10
Settlements	(17)

Ending balance	$35

NOTE 12. Inventories

      Inventories are summarized as follows:

	September 30,	December 31,
	2004	2003

	(in millions)
Raw materials, work-in-process and supplies	$645	$518
Finished products	246	243

Total inventories	$891	$761

U.S. inventories	$512	$436

NOTE 13. Comprehensive (Loss)

      Comprehensive (loss) is summarized as follows:

	Third Quarter		First Nine Months

	2004	2003	2004	2003

	(Restated)
	(in millions)
Net (loss)	$(1,424)	$(174)	$(1,380)	$(365)
Change in foreign currency translation adjustments, net of tax	14	27	(19)	93
Other	9	(4)	11	13

Total comprehensive (loss)	$(1,401)	$(151)	$(1,388)	$(259)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 13. Comprehensive (Loss) — (Continued)

      Accumulated other comprehensive (loss) is comprised of the following:

	September 30,	December 31,
	2004	2003

	(Restated)
	(in millions)
Foreign currency translation adjustments, net of tax	$78	$97
Realized and unrealized gains on derivatives, net of tax	19	8
Unrealized loss on marketable securities, net of tax	(1)	(1)
Minimum pension liability, net of tax	(158)	(158)

Total accumulated other comprehensive (loss)	$(62)	$(54)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

NOTE 14. Segment Information

      Visteon’s reportable operating segments are Automotive Operations and Glass Operations. Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(Restated)

	(in millions)
Third Quarter
2004:
Sales	$4,011	$125	$4,136
(Loss) before taxes and minority interests	(451)	(8)	(459)
Net (loss)	(1,376)	(48)	(1,424)
Special charges before taxes	(335)	(1)	(336)
Special charges after taxes	(1,218)	(45)	(1,263)
Total assets, end of period	9,812	240	10,052

2003:
Sales	$3,753	$131	$3,884
(Loss) before taxes and minority interests	(270)	(4)	(274)
Net (loss)	(172)	(2)	(174)
Special charges before taxes	(3)	1	(2)
Special charges after taxes	(2)	1	(1)
Total assets, end of period	11,334	280	11,614

First Nine Months
2004:
Sales	$13,577	$401	$13,978
Income (loss) before taxes and minority interests	(376)	4	(372)
Net (loss)	(1,340)	(40)	(1,380)
Special charges before taxes	(354)	(1)	(355)
Special charges after taxes	(1,177)	(45)	(1,222)
Total assets, end of period	9,812	240	10,052

2003:
Sales	$12,763	$438	$13,201
Income (loss) before taxes and minority interests	(570)	7	(563)
Net income (loss)	(371)	6	(365)
Special charges before taxes	(299)	—	(299)
Special charges after taxes	(191)	—	(191)
Total assets, end of period	11,334	280	11,614

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

      As discussed in Note 2 to the consolidated financial statements, the Company restated its financial statements as of September 30, 2004 and December 31, 2003 and for each of the three-month and nine-month periods ended September 30, 2004 and September 30, 2003.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
October 19, 2004, except as to the effects of the matters
described in Note 2, which are as of March 16, 2005

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

      As a result of the restatement, net loss increased $64 million (4.7% of the originally reported amount) and $81 million (6.2% of the originally reported amount) for the third quarter and first nine months ended September 30, 2004, respectively, and net loss increased $6 million (3.6% of the originally reported amount) and $15 million (4.3% of the originally reported amount) for the third quarter and first nine months ended September 30, 2003, respectively. The restatement increased reported net loss per share by $0.50 and $0.64 for the third quarter and first nine months ended September 30, 2004, respectively, and increased reported net loss per share by $0.04 and $0.12 for the third quarter and first nine months ended September 30, 2003, respectively.

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

Overview

      Visteon’s worldwide sales for the third quarter of 2004 were up $252 million over the same period in 2003. We continued to make progress in the diversification of our customer base, recording $1.36 billion in non-Ford sales for the quarter, including nearly $200 million in net new business. This non-Ford sales mark is the highest for any quarter in Visteon’s history and was an increase of 35% compared to the same quarter last year. This quarter also marked our lowest Ford sales quarter in our history, which was $2.77 billion, a decrease of 4% compared to the same period last year.

      Visteon’s worldwide sales in the first nine months of 2004 were $14.0 billion, compared with $13.2 billion in the first nine months of 2003. Sales to non-Ford customers reached $4.1 billion for the first nine months of 2004, an increase of $1.1 billion over the comparable period in 2003, and accounted for 29% of total sales for the first nine months.

      Significant special charges in the quarter, totaling $1.3 billion or $10.08 per share, contributed to a net loss of $1.42 billion, or $11.36 per share. Special charges included the non-cash increase in deferred tax asset valuation allowances of $925 million and a non-cash asset impairment write-down of $314 million to reduce the net book value of fixed assets related to the steering systems product group. Additionally, we recognized $25 million of charges related to early retirement and relocation programs to reduce our Master Agreement UAW workforce that we lease from Ford. Operating losses were primarily due to increasing material and fuel costs, which we have been unable to defray through pricing or other means, and the inflexible cost structure of our legacy businesses relative to production volumes. Our results were aided by product recall and annual incentive compensation accrual adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Net loss for the first nine months of 2004 was $1,380 million, or $11.01 per share, a change of $1,015 million over a net loss of $365 million, or $2.90 per share, for the first nine months of 2003.

      Cash from operations was $223 million during the first nine months of 2004, an improvement of $194 million versus the same period last year, and we ended the first nine months of 2004 with $734 million in cash and marketable securities.

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

Restructuring, Dispositions and Special Charges

      The table below presents special charges related to deferred tax valuation allowances, fixed asset impairment write-downs, restructuring initiatives and other actions during the third quarter and first nine months of 2004 and 2003, which are discussed further in Notes 4 and 5 to the consolidated financial statements:

	Automotive		Glass
	Operations		Operations		Total

		First		First		First
	Third	Nine	Third	Nine	Third	Nine
	Quarter	Months	Quarter	Months	Quarter	Months

	(in millions)
2004 Special Charges (Restated)
Loss related to asset impairment charges	$(314)	$(314)	$—	$—	$(314)	$(314)
Early retirement incentive and other related	(24)	(24)	(1)	(1)	(25)	(25)
Plant closure related	—	(10)	—	—	—	(10)
European Plan for Growth	—	(9)	—	—	—	(9)
Adjustment to prior year’s expense	3	3	—	—	3	3

Total 2004 special charges, before taxes	$(335)	$(354)	$(1)	$(1)	$(336)	$(355)

Special charges above, after taxes	$(337)	$(350)	$(1)	$(1)	$(338)	$(351)
Deferred tax valuation allowance *	(881)	(827)	(44)	(44)	(925)	(871)

Total 2004 special charges, after taxes	$(1,218)	$(1,177)	$(45)	$(45)	$(1,263)	$(1,222)

*	Third quarter 2004 amount includes $54 million of tax expense related to tax benefits recorded during the first half of 2004

2003 Special Charges
North American seating operations	$—	$(217)	$—	$—	$—	$(217)
European Plan for Growth	(8)	(56)	—	—	(8)	(56)
North American salaried restructuring	—	(18)	—	—	—	(18)
Other actions	(3)	(16)	—	(1)	(3)	(17)
Adjustment to prior year’s expense	8	8	1	1	9	9

Total 2003 special charges, before taxes	$(3)	$(299)	$1	$—	$(2)	$(299)

Special charges above, after taxes	$(2)	$(191)	$1	$—	$(1)	$(191)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

      During the third quarter of 2004, Visteon recorded a non-cash charge of $925 million to increase valuation allowances against our deferred tax assets, as of the beginning of the third quarter, in the U.S. and certain foreign countries. This charge is comprised of $948 million of deferred tax assets as of the beginning of the year and $54 million for income tax benefits recorded during the first half of 2004, partially offset by the reduction of related tax reserves, previously included in other liabilities, of $77 million. Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and in making this evaluation, Visteon considers all available positive and negative evidence, including past results, the existence of cumulative losses in recent periods, and our forecast of taxable income for the current year and future years.

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

Other

      Cash payments related to special charges, including those related to the transfer of the North American seating operations and for severance and special pension benefits, were $145 million and $100 million during the first nine months of 2004 and 2003, respectively. Special charges before taxes for the first nine months of 2004 of $355 million consist of $314 million of non-cash charges and $41 million of charges which will be settled in cash.

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

Results of Operations

Third Quarter 2004 Compared with Third Quarter 2003

      Sales for each of our segments for the third quarter of 2004 and 2003 are summarized in the following table:

	Third Quarter		2004
			over/(under)
	2004	2003	2003

	(in millions)
Automotive Operations	$4,011	$3,753	$258
Glass Operations	125	131	(6)

Total sales	$4,136	$3,884	$252

Memo: Sales to non-Ford customers
Amount	$1,364	$1,011	$353
Percentage of total sales	33%	26%	7	pts

      Sales for Automotive Operations were $4.0 billion in 2004, compared with $3.8 billion in 2003, an increase of $258 million or 7%. Third quarter Ford revenue declined by $104 million, or 4%, from the third quarter of 2003. Lower Ford production in North America decreased our revenue by more than $100 million. Price reductions and lower Jaguar production also reduced Ford revenue, but these factors were offset by additional content, Ford European volume, and favorable currency changes of $33 million. Non-Ford revenue increased $363 million, or 39%, including new vehicle launches and $37 million in favorable currency changes.

      Sales for Glass Operations were $125 million in 2004, compared with $131 million in 2003, a decrease of $6 million or 5%, reflecting lower volume and price reductions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Costs of sales for the third quarter of 2004 were $4.4 billion, up $469 million compared with the third quarter of 2003. Costs of sales include primarily material, labor, manufacturing overhead and other costs, such as product development costs. The increase reflects a non-cash asset impairment charge of $314 million related to our steering systems product group, net higher variable costs of $270 million associated with higher global production volumes including new business, currency changes of $55 million, $37 million in material surcharges, and $25 million for UAW early retirement and incentive flow-back programs. These increases were offset partially by the non-recurrence of $64 million for the 2003 UAW contract ratification, lower other postretirement benefit expense of $34 million, $49 million in adjustments to product recall accruals, $20 million in adjustments to annual incentive compensation accruals made during the first half of 2004, and manufacturing and material cost efficiencies.

      Selling, administrative and other expenses for the third quarter of 2004 were $225 million, $39 million lower compared with the third quarter of 2003. The lower expenses reflect Information Technology (“IT”) and other cost efficiencies, and adjustments to annual incentive compensation program accruals made in the first half of 2004 of $15 million, offset partially by currency fluctuations of $7 million.

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

      (Loss) before income taxes and minority interests, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows (loss) before income taxes and minority interests for the third quarter of 2004 and 2003, for each of our segments:

	Third Quarter		2004
			(under)
	2004	2003	2003

	(Restated)

	(in millions)
Automotive Operations	$(451)	$(270)	$(181)
Glass Operations	(8)	(4)	(4)

Total	$(459)	$(274)	$(185)

Memo:
Special charges included above	$(336)	$(2)	$(334)

      Automotive Operations’ third quarter 2004 loss before income taxes and minority interests was $451 million compared with a loss of $270 million for the third quarter of 2003. This includes a non-cash asset impairment charge of $314 million related to our steering systems product group, and $24 million in restructuring charges associated with UAW early retirements and the flow-back of workers to Ford, offset partially by the non-recurrence of 2003’s UAW contract ratification costs of $59 million, an adjustment to product recall accruals of $49 million, and a $34 million adjustment to accruals made during the first half of the year for annual incentive compensation. Favorable cost performance including a reduction in selling, administrative and other expenses and reduced other postretirement benefit expense were offset by reduced prices to our customers, material surcharges of $37 million, fuel cost increases, and wage and benefit economic increases.

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

      Provision (benefit) for income taxes was a provision of $958 million for the third quarter compared with a benefit of $(103) million in the third quarter of 2003. The third quarter of 2004 includes a charge of $925 million related to additional valuation allowances established against the company’s deferred tax assets in the U.S. and certain foreign countries as of the beginning of the third quarter. This charge is comprised of $948 million related to deferred tax assets as of the beginning of the year and $54 million for income tax benefits recorded during the first half of 2004, offset partially by the reduction of related tax reserves of $77 million. In addition, Visteon has ceased recording income tax benefits for losses in the U.S. and other affected countries beginning July 1, 2004. Visteon’s provision for income taxes in the third quarter of 2004 includes $32 million of income tax expense for those foreign countries where deferred tax asset valuation allowances are not considered necessary and whose results continue to be tax-effected. Going forward, the need to maintain valuation allowances against our deferred tax assets in the U.S. and other affected countries will cause variability in our effective tax rate.

      Minority interests in net income of subsidiaries was $7 million in the third quarter of 2004 compared with $3 million in the third quarter of 2003. Minority interest amounts are related primarily to Halla Climate Control Corporation headquartered in Korea, in which we have a 70% ownership interest.

      Net (loss) for the third quarter of 2004 and 2003 are shown in the following table for each of our segments:

	Third Quarter		2004
			(under)
	2004	2003	2003

	(Restated)

	(in millions)
Automotive Operations	$(1,376)	$(172)	$(1,204)
Glass Operations	(48)	(2)	(46)

Total	$(1,424)	$(174)	$(1,250)

Memo:
Special charges included above	$(1,263)	$(1)	$(1,262)

      Visteon reported a net loss for the third quarter of 2004 of $1,424 million compared with a net loss of $174 million for the third quarter of 2003 because of the factors described above in (loss) before income taxes, and an additional valuation allowance of $925 million against our deferred tax assets which includes $54 million of tax expense related to tax benefits recorded during the first half of 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

First Nine Months 2004 Compared with First Nine Months 2003

      Sales for each of our segments for the first nine months of 2004 and 2003 are summarized in the following table:

	First Nine Months		2004
			over/(under)
	2004	2003	2003

	(in millions)
Automotive Operations	$13,577	$12,763	$814
Glass Operations	401	438	(37)

Total sales	$13,978	$13,201	$777

Memo: Sales to non-Ford customers
Amount	$4,078	$3,015	$1,063
Percentage of total sales	29%	23%	6	pts

      Sales for Automotive Operations in the first nine months were $13.6 billion in 2004, compared with $12.8 billion in 2003, an increase of $814 million or 6%. This increase reflects higher non-Ford sales of $1.1 billion including $202 million of favorable currency changes. In addition, favorable currency changes of $232 million for Ford sales, and higher Ford European production volumes were offset partially by the impact of lower Ford North American production volume of more than $350 million, the loss of revenue from the exit of seating operations of $246 million, and price reductions.

      Sales for Glass Operations were $401 million in 2004, compared with $438 million in 2003, a decrease of $37 million or 8%, resulting primarily from price reductions and lower volume.

      Costs of Sales for the first nine months of 2004 were $13.6 billion, up $588 million compared with the first nine months of 2003. Costs of sales include primarily material, labor, manufacturing overhead and other costs, such as product development costs. Results were affected by special charges which were $355 million in 2004 and $293 million in 2003. The 2004 special charges included $314 million for the impairment of steering systems assets. The 2003 special charges included $217 million related to the exit of our seating business.

      Increased costs also reflected higher net variable costs of $825 million associated with higher global production volumes, including new business, increased costs resulting from currency fluctuations of $382 million and material surcharges of $50 million. These factors were offset partially by the elimination of costs of $270 million resulting from the exit of our seating operations (excluding special charges), and favorable cost performance, including reduced other postretirement benefit expense, of $382 million. Costs of sales was also impacted by the non-recurrence of 2003’s UAW contract ratification costs of $64 million, and adjustments to product recall accruals of $49 million.

      Selling, administrative and other expenses for the first nine months of 2004 were $728 million, $20 million lower compared with the first nine months of 2003. The decrease reflects efficiencies and spending controls, and reduced IT incremental infrastructure costs of $16 million offset partially by currency fluctuations of $23 million. Special charges included in this line item were $6 million for 2003.

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

      Income (loss) before income taxes and minority interests, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows income (loss) before income taxes for the first nine months of 2004 and 2003, for each of our segments:

	First Nine Months		2004
			over/(under)
	2004	2003	2003

	(Restated)

	(in millions)
Automotive Operations	$(376)	$(570)	$194
Glass Operations	4	7	(3)

Total	$(372)	$(563)	$191

Memo:
Special charges included above	$(355)	$(299)	$(56)

      Automotive Operations’ first nine months 2004 loss before income taxes was $376 million compared with a loss of $570 million for the first nine months of 2003. Results were affected also by special charges which increased $56 million. The 2004 special charges included $314 million for the impairment of steering systems assets. The 2003 special charges included $217 million related to the exit of our seating business.

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

      Provision (benefit) for income taxes was a provision of $980 million for the first nine months of 2004, compared with a benefit of $(218) million for the first nine months of 2003. The first nine months of 2004 includes a charge of $871 million related to additional valuation allowances established against the company’s deferred tax assets in the U.S. and certain foreign countries. This charge is comprised of $948 million related to deferred tax assets as of the beginning of the year, partially offset by the reduction of related tax reserves of $77 million. Visteon’s results for the first nine months of 2004 reflect no income tax benefits for current year losses in the U.S. and other affected countries. In addition, Visteon’s provision for income taxes for the first nine months of 2004 includes $109 million of income tax expense for those foreign countries where deferred tax asset valuation allowances are not considered necessary and whose results continue to be tax-effected. Going forward, the need to maintain valuation allowances against our deferred tax assets in the U.S. and other affected countries will cause variability in our effective tax rate.

      Minority interests in net income of subsidiaries were $28 million in the first nine months of 2004 compared with $20 million in the first nine months of 2003. Minority interest amounts are related primarily to our 70% ownership interest in Halla Climate Control Corporation headquartered in Korea.

      Net income (loss) for the first nine months of 2004 and 2003 are shown in the following table for each of our segments:

	First Nine Months		2004
			(under)
	2004	2003	2003

	(Restated)

	(in millions)
Automotive Operations	$(1,340)	$(371)	$(969)
Glass Operations	(40)	6	(46)

Total	$(1,380)	$(365)	$(1,015)

Memo:
Special charges included above	$(1,222)	$(191)	$(1,031)

      Visteon reported a net loss for the first nine months of 2004 of $1,380 million compared with a net loss of $365 million for the first nine months of 2003 because of the factors described above in income (loss) before income taxes, and additional valuation allowance of $871 million against our deferred tax assets. Special charges after taxes were $1,222 million for the first nine months of 2004 and $191 million for the first nine months of 2003.

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

      Visteon’s ratio of total debt to total capital, which consists of total debt plus total stockholders’ equity, was 85% at September 30, 2004 and 51% at December 31, 2003, and increased primarily because of the increase in net loss reported during the period.

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

Pension and Postretirement Benefits

      Postretirement health care and life insurance expense during the third quarter 2004 was $34 million lower than the same period in 2003, reflecting Ford’s assumption of a portion of the liability for Visteon-assigned employees under the amended and restated agreements entered into with Ford in December 2003 and the Medicare Act, offset partially by lower discount rates. Pension expense for third quarter of 2004 was $5 million higher than the same period in 2003, reflecting primarily lower discount rates and the effect of the 2003 Ford-UAW collective bargaining agreement.

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

Legislation

      The Medicare Drug Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. This legislation provides for a federal subsidy beginning in 2006 to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. Visteon’s plans generally provide retiree drug benefits that exceed the value of the benefit that will be provided by Medicare Part D, and we have concluded that our plans are actuarially equivalent, pending further definition of the criteria used to determine equivalence. This subsidy is estimated to reduce the benefit obligation for Visteon plans by $87 million, and will be recognized through reduced retiree health care expense over the related employee future service lives, of which $9 million has been recognized in the first nine months of 2004. The impact on Ford plans is included in the postretirement health care and life insurance expense decrease noted above.

Cash Flows

Operating Activities

      Cash provided by operating activities during the first nine months of 2004 totaled $223 million, compared with cash provided by operating activities of $29 million for the same period in 2003. The improvement is more than explained by reduced pre-tax losses (net of non-cash asset impairment write-downs), improvements in non-Ford receivables and an increase in the utilization of our receivables-based programs. These improvements were offset partially by changes in Ford receivables and inventories. Cash provided from the utilization of our receivables-based programs was $72 million and $8 million during the first nine months of 2004 and 2003, respectively. Cash payments related to special charges, including those for severance and special pension benefits, were $145 million and $100 million during the first nine months of 2004 and 2003, respectively.

Investing Activities

      Cash used in investing activities was $548 million during the first nine months of 2004, compared with $551 million for the same period in 2003. Visteon’s capital expenditures in the first nine months of 2004 totaled $569 million, compared with $638 million for the same period in 2003. Visteon’s capital spending in each of 2003 and 2004 included spending to fund new construction for consolidation of operations in Southeast Michigan and also to fund IT infrastructure transition and improvements. Visteon anticipates that the facilities’ consolidation will allow us to centralize customer support functions, research and development, and selected business operations at lower recurring lease and operating costs. During the first nine months of 2004, Visteon sold $3 million of marketable securities, compared with net sales of securities of $70 million in the same period last year. Other investing cash flows are comprised mainly of proceeds from the sale of fixed assets.

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

Other Financial Information

      PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed a limited review of the financial data presented on page 3 through 27 inclusive. The review was performed in accordance with standards for such reviews established by the Public Company Accounting Oversight Board (United States). The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

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

      Visteon has restated its previously issued consolidated financial statements for 2001 through 2003 and for the first nine months of 2004, primarily for accounting corrections related to postretirement health care and pension costs, tooling costs, capital equipment costs, inventory costing and income taxes. Refer to Note 2 to the consolidated financial statements for further information regarding this restatement. In connection with the restatement and the preparation and filing of this Form 10-Q/ A, Visteon re-evaluated, under the supervision and with the participation of Visteon’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of September 30, 2004, the end of the period covered by this Form 10-Q/ A. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below related to the weaknesses in our internal control over financial reporting. To address the control weaknesses described below, Visteon performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

      During the course of the preparation of Visteon’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the company identified the following material weaknesses in the company’s internal controls over financial reporting.

•	Accounting for Employee Postretirement Health Care Benefits

As of September 30, 2004, Visteon did not maintain effective controls over the accounting for amendments to U.S. postretirement health care benefit plans. Specifically, controls to determine that such amendments were reviewed and all necessary actions were implemented, including communications to affected employees, prior to recognizing the accounting treatment in Visteon’s consolidated financial statements, were not effective. This control deficiency resulted in an adjustment to our fourth quarter 2004 financial results, and resulted in the restatement of Visteon’s consolidated financial statements for 2002 and 2003 and for the first, second and third quarters of 2004.

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

As of September 30, 2004, Visteon did not maintain effective controls to ensure that there was appropriate support and documentation of either ownership or an enforceable agreement for reimbursement of expenditures at the time of the initial recording of incurred tooling costs. Further, controls over periodic review, assessment and timely resolution of tooling costs, related aged accounts receivable balances and potential overruns to customer-authorized reimbursement levels were not effective. This control deficiency resulted in the misstatement of Visteon’s consolidated financial statements for each of the years 2000 through 2003 and the second and third quarters of 2004 because of costs that either should have been expensed as incurred or capitalized and amortized to expense over the terms of the related supply agreement.

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

ITEM 4.	CONTROLS AND PROCEDURES — (Continued)

      The changes to internal control over financial reporting described above are in the process of being implemented beginning in the first quarter of 2005. Except as otherwise discussed below, there have been no changes in Visteon’s internal control over financial reporting during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Visteon’s internal control over financial reporting.

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

      Exhibits

      Please refer to the Exhibit Index on Page 54.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ WILLIAM G. QUIGLEY III

William G. Quigley III

Vice President, Corporate Controller and

Chief Accounting Officer

Date: March 16, 2005

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.
4.1	Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.2	Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.3	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Purchase and Supply Agreement dated as of December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.3	2003 Relationship Agreement dated December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.4	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.5	Aftermarket Relationship Agreement dated as of January 1, 2000 between Visteon and the Automotive Consumer Services Group of Ford is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.6	Amended and Restated Hourly Employee Assignment Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.7	Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.8	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).

Exhibit
Number		Exhibit Name

10.9		Visteon Corporation 2004 Incentive Plan, as amended and restated, is incorporated herein by reference to Appendix B to the Proxy Statement of Visteon dated March 30, 2004.*
10.9.	1	Form of Terms and Conditions of Nonqualified Stock Options is incorporated herein by reference to Exhibit 10.9.1 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.9.	2	Form of Terms and Conditions of Restricted Stock Grants is incorporated herein by reference to Exhibit 10.9.2 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.9.	3	Form of Terms and Conditions of Restricted Stock Units is incorporated herein by reference to Exhibit 10.9.3 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.9.	4	Form of Terms and Conditions of Stock Appreciation Rights is incorporated herein by reference to Exhibit 10.9.4 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.10		Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10.10	.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.10 hereto entered into by Visteon with Messrs. Pestillo, Johnston, Orchard, Palmer, Pfannschmidt, Chatterjee and Marcin, and Ms. Fox is incorporated herein by reference to Exhibit 10.10.1 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.11		Issuing and Paying Agency Agreement dated as of June 5, 2000 between Visteon and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.12		Corporate Commercial Paper — Master Note dated June 1, 2000 is incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.13		Letter Loan Agreement dated as of June 12, 2000 from The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.14		Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.15		Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.16		Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.17		Visteon Corporation Savings Parity Plan is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.18		Visteon Corporation Pension Parity Plan is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*

Exhibit
Number	Exhibit Name

10.19	Visteon Corporation Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.20	Executive Employment Agreement dated as of September 15, 2000 between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2001.*
10.21	Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.22	Visteon Corporation Executive Separation Allowance Plan is incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.23	Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain executive officers under the plans constituting Exhibits 10.14, 10.16, 10.17, 10.18, 10.19 and 10.22 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.24	Five-Year Revolving Loan Credit Agreement dated as of June 20, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.25	364-Day Credit Agreement dated as of June 18, 2004 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Citibank, N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2004.
10.26	Five-Year Term Loan Credit Agreement dated as of June 25, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.27	Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*
10.28	Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.29	Employment Agreement effective as of January 1, 2004 between Visteon and Daniel R. Coulson is incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.30	Visteon Corporation Non-Employee Director Stock Unit Plan is incorporated herein by reference to Appendix C to the Proxy Statement of Visteon dated March 30, 2004.*

Exhibit
Number	Exhibit Name

10.31	Employment Agreement dated as of June 2, 2004 between Visteon and James F. Palmer is incorporated herein by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2004.*
12.1	Statement re: Computation of Ratios
15.1	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated March 16, 2005 relating to Financial Information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated March 16, 2005.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated March 16, 2005.
32.1	Section 1350 Certification of Chief Executive Officer dated March 16, 2005.
32.2	Section 1350 Certification of Chief Financial Officer dated March 16, 2005.

†	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

      In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.