Form 10-K
period 2004-12-31
VISTEON CORP
filed 2005-03-16
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004, or
☐
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
Yes  ✓    No
    The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2004 (the last business day of the most recently completed second fiscal quarter) was approximately $1,512 million.
    As of March 1, 2005, the registrant had outstanding 128,678,345 shares of common stock.
Document Incorporated by Reference*

Document	Where Incorporated

Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

*	As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

PART I
ITEM 1. BUSINESS
Overview
      Visteon Corporation is a leading global supplier of automotive systems, modules and components to global vehicle manufacturers and the automotive aftermarket. Headquartered in Van Buren Township, Michigan, we have global capabilities, with regional headquarters in Kerpen, Germany; Shanghai, China; and São Paulo, Brazil. We have a workforce of approximately 70,200 and a network of manufacturing sites, technical centers, sales offices and joint ventures located in every major region of the world.
      Visteon operates in two business segments: Automotive Operations and Glass Operations.
      Automotive Operations: Visteon is a leading global supplier of automotive systems, modules and components in the following product areas: climate control, interior, exterior, powertrain, chassis and electronics. Our products are featured on vehicles built by many leading automotive manufacturers, including Ford Motor Company, General Motors, Toyota, DaimlerChrysler, Volkswagen, Honda, Renault, Nissan, Hyundai, Peugeot, Mazda and BMW. The Automotive Operations segment accounted for 97% of our 2004 total sales.
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
Financial Information About Business Segments
      Business segment financial information can be found on pages 114-116 of this Annual Report on Form 10-K (Note 20, “Segment Information,” of our consolidated financial statements).
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
      Industry Trends. The following key trends have been affecting the automotive parts industry over the past several years:

•	Ongoing Industry Consolidation. The number of automotive parts suppliers worldwide has been declining due to industry consolidation and closings. Suppliers are shifting production to locations with more flexible work rules and practices, acquiring complementary technologies, building stronger customer relationships, and following their customers as they expand globally. Visteon is responding by improving its focus on its key growth product areas. Visteon believes that it can continue to strengthen its competencies so that it can improve its leadership position in these core products.

ITEM 1. BUSINESS — (Continued)

•	Increasing Competitive Intensity and Market Pressures on Vehicle Manufacturers. Because vehicle manufacturers are under increasing competitive intensity, they must rapidly adjust to changing consumer preferences in order to differentiate their vehicles. This has resulted in the acceleration in vehicle development and increased reliance upon parts suppliers, such as Visteon, with significant design, engineering, research and development, and assembly abilities. These market pressures inhibit the ability of vehicle manufacturers to significantly increase vehicle prices, leading vehicle manufacturers to intensify their cost-reduction efforts on their suppliers. In particular, vehicle manufacturers are increasingly searching for lower cost sources of components and systems, primarily in the Asia-Pacific region, and are establishing global benchmark pricing. Thus, automotive suppliers such as Visteon must continue to manage their supply chains globally and leverage low-cost functions to reduce costs without sacrificing quality.

•	Globalization of Suppliers. To serve multiple markets more efficiently, vehicle manufacturers are assembling vehicle platforms globally. With this globalization, vehicle manufacturers are increasingly interested in buying components and systems from suppliers that can serve multiple markets, address local consumer preferences, control design costs and minimize import tariffs in local markets. Visteon’s presence in 24 countries, on six continents, positions it to meet this need. In addition, foreign vehicle manufacturers continue to gain market share at the expense of the domestic vehicle manufacturers. Many of these foreign vehicle manufacturers have strong existing relationships with foreign-based suppliers. This has increased the competitive pressure on domestic suppliers like Visteon. We also believe, however, that this trend could create growth opportunities for domestic suppliers, such as Visteon, with innovative and competitively priced technologies as foreign vehicle manufacturers increasingly establish additional local manufacturing and assembly facilities in North America and seek additional ways to differentiate their product offerings.

•	Demand for Safety-related and Environmentally-friendly Products. Consumers are increasingly interested in products and technologies that make them feel safer and more secure. Vehicle manufacturers and many governmental regulators are requiring more safety-related and environmentally-friendly products. This demand, coupled with advances in technology, have led to a number of new product opportunities for Visteon’s strong innovation capabilities, such as advanced front lighting systems, driver-information technologies, emissions controls, improved fuel economy and recyclable materials. In addition, Visteon can support the technology needs of advanced systems, such as environmentally-focused power systems, which could revolutionize the automotive industry.

•	Increasing Electronics Integration and Technological Content. Electronics integration, which typically involves replacing bulky mechanical components with electronic ones and/or adding new electrical functions to the vehicle, allows vehicle manufacturers improved control over vehicle weight, costs and functionality. Integrated electronic solutions help auto manufacturers improve fuel economy through weight reduction and reduce emissions through improved air and engine control systems. In addition, Visteon is combining its leadership position in automotive supply with leaders in non-automotive electronics to offer vehicle manufacturers integrated technologies that meet key consumer and regulatory needs.

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
      The global automotive parts industry is highly competitive and winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost-competitive basis. Because of the heavy capital and engineering investment needed to maintain this competitiveness, Visteon reexamined its broad product portfolio to identify its key growth products considered core to its future success. This assessment was based on a review of a number of factors, including:

•	Our understanding of market trends and the changing requirements of vehicle manufacturers and end-consumer preferences

•	Our current portfolio of product technologies and capabilities and expected future advancements

•	Our operating cost structure, manufacturing capability and geographic presence

•	Our ability to gain and retain profitable new business with our customers
      Based on this assessment the company identified interiors, climate and electronics, including lighting, as its key growth products.
      The following discussion describes the major product groups within each segment that Visteon produces or offers as of the date of this report. Financial information relating to sales attributable to each of these product groups can be found in Note 20, “Segment Information,” of our consolidated financial statements.
Automotive Operations
      Chassis Products & Systems. Visteon designs and manufactures a wide array of chassis-related products, from driveline systems for popular all-wheel drive vehicles to steering and suspension systems.

Chassis Product Lines	Description

Driveline Systems	Visteon produces all of the major components for an all-wheel drive system. Major products include: front and rear independent suspension and solid-beam axles, Propshafts, Halfshafts, and Power Transfer Units. Visteon’s Slip-in-Tube Propshaft is an example of our exclusive technology that reduces weight, improves noise, vibration and harshness (NVH) and performance in the event of sudden impact.
Steering Systems/ Steering Columns	Visteon designs and produces hydraulic power assisted steering systems, rack and pinion steering gears and recirculating ball nut steering gears.
Suspension Systems/ Misc. Components	Visteon’s suspension products include corner and suspension modules, brake hubs and rotors, knuckles and spindles, in a variety of materials, and stabilizer bars.
Catalytic Converters	Visteon designs and manufactures catalytic converters.

ITEM 1. BUSINESS — (Continued)
      Interior Products & Systems. Visteon is one of the leading global suppliers of cockpit modules, instrument panels, door and console modules and interior trim components.

Interior Product Lines	Description

Cockpit Modules	Visteon’s Cockpit Modules incorporate the latest in driver information, entertainment, vehicle controls and climate control features and package a variety of structural, electronic and safety components. We provide our customers with a complete array of services including advanced engineering and computer-aided design, styling concepts and modeling and in-sequence delivery of manufactured parts. Visteon’s Cockpit Modules incorporate our Instrument Panels which consist of a substrate and the optional assembly of structure, ducts, registers, passenger airbag system (integrated or conventional), finished panels and the glove box assembly.
Door Modules	Visteon provides a wide range of door trim panels and modules as well as a variety of interior trim products.
Console Modules	Visteon’s consoles deliver flexible and versatile storage options to the consumer. The modules are interchangeable units and offer consumers a wide range of storage options that can be tailored to their individual needs.
      Climate Control Products & Systems. Visteon is one of the leading global suppliers in the design and manufacturing of components, modules and systems that provide automotive heating, ventilation and air conditioning and powertrain cooling.

Climate Control Product	Lines Description

Climate Systems	Visteon designs and manufactures fully integrated heating, ventilation and air conditioning (HVAC) systems. Visteon’s proprietary analytical tools and systems integration expertise enables the development of climate-oriented components, subsystems and vehicle-level systems. Products contained in this area include: Heat Exchangers, Climate Controls, Compressors, and Fluid Transport Systems.
Powertrain Cooling Systems	Cooling functionality and thermal management for the vehicle’s powertrain system (engine and transmission) is provided by powertrain cooling-related technologies.
      Powertrain Products & Systems. Visteon offers innovative designs in engine management, fuel storage and delivery and electrical conversion systems. These systems are designed to provide the automotive customer with solutions that enhance powertrain performance, fuel economy and emissions control.

Powertrain Product Lines	Description

Powertrain Electronics and Engine Induction Systems	Visteon has a complete line of products for vehicle engine and powertrain management, including the Powertrain Control Module. Visteon’s diverse line of sophisticated powertrain products are designed to deliver improved fuel economy and reduced emissions while enhancing performance. These products include: Engine and Air Induction Systems, Torque Enhancement Systems, Intake Manifolds, Long Life Filtration Systems, Fuel Injectors and Rails, Mechanical and Electronic Throttle Bodies and Ignition Coils.
Starters, Alternators and Wiper Washer	Visteon offers a wide range of alternators and starters to meet differing needs of the automotive customer. In addition, Visteon is working to develop technologies that meet future higher-voltage vehicle architectures (including integrated starter-generators).
Fuel Delivery	Visteon manufactures systems and components to support low emissions vehicles. The principal products in these systems are plastic blow-molded and thermoformed Fuel Tanks, Fuel Pumps and Fuel Delivery Modules and Carbon Canisters.

ITEM 1. BUSINESS — (Continued)
      Electronic Products & Systems. Visteon is one of the leading global suppliers of high-tech in-vehicle entertainment, driver information, wireless communication, safety and security electronics.

Electronic Product Lines	Description

Audio Systems	Visteon produces a wide range of audio systems and components, ranging from base radio head units to integrated premium audio systems and amplifiers. Examples of Visteon’s latest electronics products include digital and satellite radios, HD Radiotm broadcast tuners, premium systems for audiophile enthusiasts and advanced Bluetooth®-enabled modules that incorporate Visteon Voice Technologytm capability. Visteon’s MACH® Digital Signal Processing (DSP) is an integrated technology designed to improve audio performance for entertainment systems and can support branded audio solutions such as Boston Acoustics and Sony.
Driver Information Systems	Visteon designs and manufacturers a wide range of displays, from analog-electronic to high-impact instrument clusters that incorporate Light Emitting Diode (LED) displays.
Infotainment — Information, Entertainment and Multimedia	Visteon has developed numerous products to assist driving and provide in- vehicle entertainment. A sampling of these technologies include: MACH® Voice Link Technology, Adaptive Cruise Control and a range of Family Entertainment Systems designed to support a variety of applications and various vehicle segments
      Exterior Products & Systems. Visteon can provide exterior packages that deliver high quality and functionality to the automotive customer.

Exterior Product Lines	Description

Lighting	Visteon designs and builds a wide variety of headlamps (projector, reflector or Advanced Front Lighting Systems), Rear Combination Lamps, Center High-Mounted Stop Lamps (CHMSL) and Fog Lamps. Visteon’s expertise in lighting enables a breadth of technology using a range of lighting sources including LED, High Intensity Discharge (HID) and Halogen-based systems.
Bumpers	Visteon offers bumper systems, fascias and assemblies and valance panels.
Glass Operations
      Our Glass Operations segment designs, produces, and distributes automotive glass products for Ford and aftermarket customers, and float glass for commercial architectural and automotive applications. Glass Operations accounted for about $520 million, or 3%, of our 2004 total sales.
Customers
      Visteon sells its products primarily to global vehicle manufacturers as well as to other suppliers and assemblers. In addition, we sell products for use as aftermarket and service parts to automotive original equipment manufacturers and others for resale through their own independent distribution networks.

ITEM 1. BUSINESS — (Continued)
Vehicle Manufacturers
      Visteon sells to all of the world’s largest vehicle manufacturers including Ford, General Motors, Toyota, DaimlerChrysler, Honda, Volkswagen, Renault, Nissan, Hyundai, Peugeot, Mazda and BMW. Ford is our largest customer, and our sales to Ford, including those sales to Auto Alliance International, a joint venture between Ford and Mazda, accounted for about 70% of our 2004 total sales. Customers other than Ford include Mazda, of which Ford owns a 33.4% equity interest. Our top five customers other than Ford accounted for approximately 13% of our total 2004 sales.
      Price reductions are typically negotiated on an annual basis between suppliers and vehicle manufacturers. Such reductions are intended to take into account expected annual reductions in the overall cost to the supplier of providing products and services to the customer, through such factors as overall increases in manufacturing productivity, material cost reductions, and design-related cost improvements. We have agreed to provide specific average productivity price reductions to our largest customer, Ford, for North America sales through 2007. Visteon has an aggressive cost reduction program that focuses on reducing our total costs, which are intended to offset these customer price reductions, but there can be no assurance that such cost reduction efforts will be sufficient to do so, especially considering recent increases in the costs of steel and resins.
Aftermarket
      We sell products to the worldwide aftermarket as replacement parts or as customized products, such as body appearance packages and in-car entertainment systems, for current production and older vehicles. In 2004, we had aftermarket sales of $1,041 million, representing 6% of our total sales. We currently sell 54% of these products to the independent aftermarket and 46% to Ford’s Automotive Consumer Service Group, the principal aftermarket sales organization of Ford. In 2004, aftermarket sales of our glass products were $109 million, representing 1% of our total sales and 11% of our total aftermarket sales.
Arrangements with Ford and its Affiliates
      In connection with Visteon’s separation from Ford in 2000, Visteon and Ford entered into a series of agreements outlining the terms of the separation and the relationship between Visteon and Ford on an ongoing basis. In December 2003, Visteon and Ford entered into a series of agreements that modify or replace several of the agreements referred to above. On March 10, 2005, Visteon also entered into a funding agreement and a master equipment bailment agreement with Ford, as described below, which, among other things, modify certain provisions of the Hourly Employee Assignment Agreement and Purchase and Supply Agreement described below. The following summary of certain of these agreements is qualified in all respects by the actual terms of the respective agreements.

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
      Master Separation Agreement. Ford has provided a number of transitional services to Visteon pursuant to the master separation agreement and related arrangements, including information technology, human resources, accounting, customs, product development technology and real estate services. Visteon agreed to pay Ford amounts which reflected its fully accounted cost for these services, including a reasonable allocation of internal overhead costs, as well as any direct costs incurred from outside suppliers. Except for certain information technology services, Ford’s obligation to provide these services pursuant to the master separation agreement expired in June 2002. Visteon and Ford have subsequently entered into new arrangements covering some of these services. Please see Note 14, “Arrangements with Ford and its Affiliates,” of our consolidated financial statements, for information regarding the amounts that have been assessed for services rendered by Ford under the master separation agreement. During 2003, Visteon began the process of creating a separate IT environment, including the separation of certain of Ford’s IT systems that had been utilized by Visteon. During December 2003, Visteon and Ford agreed on matters designed to facilitate the separation process, including Ford’s agreement to provide certain limited information technology support services and Ford’s agreement to share a portion of the costs associated with the separation process. The parties have agreed also to the mutual release of claims related to IT activities since their separation. The first phase of this transition was completed in October 2003, and the second phase was completed in April 2004. The migration of all remaining applications from Ford’s IT systems is expected to be completed in early 2005.

ITEM 1. BUSINESS — (Continued)
      Hourly Employee Assignment Agreement. The hourly employee assignment agreement, as amended and restated as of December 19, 2003, sets forth a number of rights and obligations with respect to the United States hourly employees of Ford who are covered by Ford-UAW master collective bargaining agreements and are assigned to work for Visteon. Under this agreement, Visteon exercises day-to-day supervision over the covered individuals and reimburses Ford for the wage, benefit and other costs incurred by Ford related to these individuals. This includes amounts for profit sharing based on Ford’s profits, which is capped at $2,040 per worker. This cap excludes amounts that may be payable on account of employer payroll taxes or the portion of any profit sharing payment that may be attributable to Visteon’s profits. About $12 million, $4 million and $4 million of profit sharing expense was recognized in 2004, 2003 and 2002, respectively. The funding agreement entered into with Ford on March 10, 2005 suspends any profit sharing payment for 2005. For further information, see “Workforce” set forth below.
      The amended and restated hourly employee assignment agreement also significantly reduced Visteon’s obligation to reimburse Ford for the Other Post Employment Benefits (“OPEB”) SFAS 106 liability (the “OPEB Liability”) related to pre-separation service of Ford hourly employees assigned to work at Visteon, and the time period for funding Visteon’s post-separation OPEB Liability to Ford for hourly employees assigned to work at Visteon was extended from 2020 to December 31, 2049. Visteon completed during 2004 the transfer of assets and obligations relating to the pensions and other benefits for those hourly employees of Visteon who become hourly employees of Ford as of December 22, 2003. See “Workforce” set forth below. Finally, the agreement provides for an agreed upon method for the transfer of benefit obligations for Visteon-assigned Ford-UAW hourly employees who return to Ford after service at Visteon. For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pension and Postretirement Benefits” set forth below.
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

ITEM 1. BUSINESS — (Continued)
      Ford may terminate or not renew its purchase obligations relating to a given component (each, a “Purchase Order”) in accordance with the terms of such Purchase Order, on account of “excusable delay” (as defined in the agreement), program cancellation, for good cause or for other good business reasons. If a Purchase Order is terminated or not renewed for good cause, there is no adjustment to the productivity price down percentages. If during the term of any Purchase Order, Ford elects to terminate or not renew a Purchase Order for other good business reasons, then Ford will compensate Visteon based on lost profits due to the discontinued sourcing of such components, as calculated in accordance with terms of the agreement. If during the term of any Purchase Order, Ford elects to terminate or not renew a Purchase Order because of program cancellation or excusable delay, then the terms of the applicable Purchase Order will govern the right to notification, remediation and compensation, if any.
      Visteon also agreed to provide, beginning January 1, 2004 and on each January 1 thereafter through 2007, specified productivity price reductions for all components supplied to Ford in North America. Visteon and Ford have also agreed to negotiate in good faith price changes on supplied components resulting from design changes to such components.
      During the period from January 1, 2004 through December 31, 2007, Ford has agreed to pay to Visteon an amount based on the cost differential between wages paid to Ford-UAW workers, at efficient manning levels, and workers at Tier 1 suppliers, with respect to new business sourced to Visteon at plants covered by the Ford-UAW master collective bargaining agreement. Through December 31, 2007, Ford agrees to reimburse Visteon for wages relating to Ford-UAW workers assigned to Visteon who are placed in the Guaranteed Employment Number (“GEN”) program, as set forth in the Ford-UAW master collective bargaining agreement, as a result of Ford’s decision to exclude Visteon from the list of suppliers receiving a request for quote on new business or terminate or not renew a Purchase Order because of other good business reasons. Visteon has received no payments related to either the cost differential or the GEN program as of December 31, 2004.
      Finally, Ford has agreed to reimburse Visteon for up to one-half of any capital investment spending on production facilities and equipment made by Visteon during the period from January 1, 2004 through December 31, 2007 to the extent related to the production of certain uncompetitive commodities for Ford. Because this reimbursement is calculated on the basis that the capital investment will be amortized over a period of seven years utilizing the production volumes of the applicable components, Visteon may not be reimbursed the full amount in the event that the sourcing program were cancelled or modified by Ford during such period. Visteon has received no payments related to this agreement as of December 31, 2004. Ford also agreed to accelerate the payment terms for certain payables to Visteon through 2006. As described further below, Ford has agreed to additional acceleration of payment terms for certain payables to Visteon through at least 2005.
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

ITEM 1. BUSINESS — (Continued)
      Funding Agreement and Master Equipment Bailment Agreement. On March 10, 2005, Visteon and Ford entered into a funding agreement, effective as of March 1, 2005, under which Ford has agreed (a) to accelerate the payment on or prior to March 31, 2005 of not less than $120 million of payables that are currently not required to be paid to Visteon until after March 31, 2005; (b) to accelerate the payment terms for certain payables to Visteon arising on or after April 1, 2005 from an average of 33 days after the date of sale to an average of 26 days; (c) to reduce the amount of wages that Visteon is currently obligated to reimburse Ford with respect to Visteon-assigned Ford-UAW hourly employees that work at Visteon facilities, which Visteon expects will result in reduced expenses and in cash savings of approximately $25 million per month; and (d) to release Visteon from its obligation to reimburse Ford for Ford profit sharing payments with respect to Visteon-assigned Ford-UAW hourly employees that accrue in 2005. Under the funding agreement, Visteon has agreed to (a) continue to provide an uninterrupted supply of components to Ford in accordance with applicable purchase orders and to continue to comply with its other contractual agreements with Ford and the UAW, including continuing to use its best efforts to quote competitive prices for new business to be produced for Ford at certain of Visteon’s plants located in North America; (b) not to request reimbursement from Ford for any material cost surcharges for any component that is produced for Ford at certain of Visteon’s plants located in North America, and (c) that, except with respect to sales of inventory or the disposal of obsolete equipment in the ordinary course of business, Visteon will not sell, close or otherwise dispose of any of the assets at certain of Visteon’s plants located in North America, without Ford’s consent.
      Also on March 10, 2005, Ford and Visteon entered into a master equipment bailment agreement, effective as of January 1, 2005, pursuant to which Ford has agreed to pay third-party suppliers for certain machinery, equipment, tooling and fixtures and related assets, which may be acquired during the term of the agreement, which are primarily used to produce components for Ford at some of Visteon’s plants located in North America. This agreement is expected to reduce Visteon’s 2005 capital expenditures by approximately $150 million. Either Ford or Visteon may terminate the funding agreement or the master bailment agreement at anytime after January 1, 2006 upon 10 business days’ notice or upon the occurrence of certain customary events of default, including the uncured default in the performance by a party of its obligations under the agreement or under certain other agreements between the parties.
Competition
      We conduct our business in a complex and highly competitive industry. The global automotive parts industry principally involves the supply of systems, modules and components to vehicle manufacturers for the manufacture of new vehicles. Additionally, suppliers provide components to other suppliers for use in their product offerings and to the aftermarket for use as replacement or enhancement parts for older vehicles. As the supplier industry continues to consolidate, the overall number of competitors has decreased and the automotive parts industry remains extremely competitive. Vehicle manufacturers rigorously evaluate suppliers on the basis of product quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design capability, leanness of facilities, operational flexibility, customer service and overall management. Many of our competitors have lower cost structures, particularly with respect to wages and benefits, than Visteon.
      Our overall product portfolio is extremely broad by industry standards. Very few other Tier 1 suppliers compete across the full range of our product areas. Visteon does have significant competition in each of its market segments; the most significant competitors by segment are listed below.

ITEM 1. BUSINESS — (Continued)
      Automotive Operations. Our principal competitors in the Automotive Operations segment include the following: American Axle & Manufacturing Holdings, Inc.; Behr GmbH & Co. KG; Robert Bosch GmbH; Dana Corporation; Delphi Corporation; Denso Corporation; Faurecia Group; Johnson Controls, Inc.; Lear Corporation; Magna International Inc.; Siemens VDO Automotive AG; TRW Automotive Holdings Corp.; and Valéo S.A.
      Glass Operations. Our principal competitors in the Glass Operations segment include the following: Asahi Glass Co., Ltd.; AFG Industries, Inc.; Guardian Industries Corp.; Pilkington plc; and PPG Industries, Inc.
International
      Financial information about sales and net property by major geographic area can be found on page 115 of this Annual Report on Form 10-K (Note 20, “Segment Information,” of our consolidated financial statements).
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
Product Research and Development
      Visteon’s research and development efforts are intended to maintain our leadership position in the industry and provide us with a competitive edge as we seek additional business with new and existing customers. Total research and development expenditures were approximately $896 million in 2004, $913 million in 2003 and $911 million in 2002. Visteon also works with technology development partners, including customers, to develop technological capabilities and system enhancements.
Intellectual Property
      Visteon owns significant intellectual property, including a large number of patents, copyrights, proprietary tools and technologies and trade secrets, and is involved in numerous licensing arrangements. Although Visteon’s intellectual property plays an important role in maintaining its competitive position, no single patent, copyright, proprietary tool or technology, trade secret or license, or group of related patents, copyrights, proprietary tools or technologies, trade secrets or licenses, is, in the opinion of management, of such value to Visteon that its business would be materially affected by the expiration or termination thereof. Visteon’s general policy is to apply for patents on an ongoing basis, in appropriate countries, on its patentable developments which are considered to have business significance.
      Visteon also views its name and mark as significant to its business as a whole. In addition, Visteon holds rights in a number of other trade names and marks applicable to certain of its businesses and products that it views as important to such businesses and products.

ITEM 1. BUSINESS — (Continued)
Raw Materials
      Raw materials used by Visteon in the manufacture of our products primarily include steel, aluminum, resins, precious metals and urethane chemicals. All of the materials used are generally readily available from numerous sources except precious metals. Precious metals (for catalytic converter production) are purchased from Ford, and Ford assumes the risk of assuring supply and accepts market price risk. Although we do not anticipate significant interruption in the supply of raw materials, the cost of ensuring this continued supply of certain raw materials, in particular steel and resins, has risen dramatically recently. This increase has had an adverse impact on our results of operations and will continue to adversely affect our results of operations unless our customers share in these increased costs. To date, we have not been able to fully recover these costs from our customers, and we cannot assure you that we will be able to recover those costs in the future.
Workforce
      Visteon’s workforce as of December 31, 2004 included approximately 70,200 persons, of which approximately 17,100 were salaried employees and 53,100 were hourly workers.
      Of the hourly workforce, approximately 18,600 were workers assigned to 15 U.S. manufacturing facilities covered by master collective bargaining agreements with the United Auto Workers union (“UAW”). These workers include approximately 17,700 employees of Ford who, pursuant to an agreement between Visteon and Ford, have been indefinitely assigned to work at Visteon’s facilities. Visteon has agreed to reimburse Ford for the wage, benefit and other costs incurred by Ford related to these workers. On March 10, 2005, Ford and Visteon entered into a funding agreement which, among other things, reduces this reimbursement obligation, beginning with the pay period commencing February 21, 2005 through at least December 31, 2005. In addition, as part of the current Ford-UAW master collective bargaining agreement, Ford has agreed to offer transfers to Ford-UAW workers assigned to Visteon facilities to positions at Ford facilities as they become available. The present Ford-UAW master collective bargaining agreement expires in September 2007. Although we have the right to participate in future negotiations as well as the planning and strategy development concerning the terms of, and issues arising under, the current and future Ford-UAW collective bargaining agreements, Ford reserves the right to handle such matters if a joint course of action cannot be agreed upon. In May 2004, Visteon and the UAW entered into a seven-year supplement to their master collective bargaining agreement, which provides for wage and benefit levels for most new hires in covered facilities that are significantly below those in place for Ford-UAW workers.
      In Europe, all Ford employees (both hourly and salaried) working in Visteon facilities at the time of the spin-off became Visteon employees. In the spin-off agreement, it was agreed that Visteon would provide these employees with wages, benefits and other terms of employment that closely reflect those provided by Ford to its employees in the respective countries. Many of our European employees are members of industrial trade unions and confederations within their respective countries. Many of these organizations operate under collective contracts that are not specific to any one employer.

ITEM 1. BUSINESS — (Continued)
      We constantly work to establish and maintain positive, cooperative relations with our unions around the world and we believe that our relationships with unionized employees are satisfactory. There have been no significant work stoppages in the past three years, except for a brief work stoppage by employees represented by the IUE-CWA Local 907 at a manufacturing facility located in Bedford, Indiana during June 2004.
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
      We are aware of contamination at some of our properties. We also have agreed to an allocation of liability with Ford relating to various third-party superfund sites at which Visteon and/or Ford has been named as a potentially responsible party. We are in various stages of investigation and cleanup at these sites. At December 31, 2004, Visteon had recorded a reserve of approximately $17 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond our control and which may change dramatically. Accordingly, although we believe our reserves to be adequate based on current information, we cannot assure you that our eventual environmental investigation and cleanup costs and liabilities will not exceed the amount of our current reserve. During 2004, we did not incur any material capital expenditures relating primarily to environmental compliance.
Available Information
      Our current and periodic reports filed with the Securities and Exchange Commission, including amendments to those reports, may be obtained through our internet website at www.visteon.com free of charge as soon as reasonably practicable after we file these reports with the SEC. A copy of our code of business conduct and ethics for directors, officers and employees of Visteon and its subsidiaries, entitled “A Pledge of Integrity,” the Corporate Governance Guidelines adopted by Visteon’s Board of Directors and the charters of each committee of the Board of Directors are available on our website at www.visteon.com. You may also request a printed copy of the foregoing documents by contacting our Shareholder Relations department in writing at One Village Center Drive, Van Buren Township, MI 48111; by phone (877) 367-6092; or via email at vcstock@visteon.com.

ITEM 2. PROPERTIES
      Our principal executive offices are currently located in Van Buren Township, Michigan. We also maintain regional headquarters in Kerpen, Germany; in Shanghai, China; and in São Paulo, Brazil.
      We and our joint ventures maintain 71 technical facilities/sales offices and 136 plants in 24 countries throughout the world, of which approximately 125 facilities are owned in fee simple and 75 are leased. The following table shows the approximate total square footage of our principal owned and leased manufacturing facilities by region as of December 31, 2004:

		Total
	Number of	Manufacturing
	Manufacturing	Sites’ Square
Region	Sites	Footage

		(in millions)
North America	61	27.6
Europe	43	12.7
South America	7	0.8
Asia-Pacific	25	7.3

Total	136	48.4

      In some locations, we have combined a manufacturing facility, technical center and/or customer service center and sales office at a single multi-purpose site. The following table shows the approximate number of various types of facilities by region and segment as of December 31, 2004:

			Customer
	Manufacturing	Technical	Centers and
Region	Sites	Centers	Sales Offices

North America
Automotive Operations	57	23	4
Glass Operations	4	3	—
Europe
Automotive Operations	43	13	14
Glass Operations	—	—	—
South America
Automotive Operations	7	—	—
Glass Operations	—	—	—
Asia-Pacific
Automotive Operations	25	8	6
Glass Operations	—	—	—
Totals
Total Automotive Operations	132	44	24
Total Glass Operations	4	3	—

Total Visteon	136	47	24

      Although we believe that our facilities are suitable and adequate, and have sufficient productive capacity to meet our present needs, additional facilities will be needed to meet future needs in growth products and regions. The majority of our facilities are operating at normal levels based on their respective capacities except those facilities that are in the process of being closed.

ITEM 3. LEGAL PROCEEDINGS
      In February 2005, a shareholder lawsuit was filed in the U.S. District Court for the Eastern District of Michigan against Visteon and Messrs. Pestillo, Johnston, Coulson and Palmer and Ms. Minor, each a current or former officer of the company. The lawsuit alleges, among other things, that Visteon made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The named individual plaintiff seeks to represent a class consisting of purchasers of Visteon’s securities during the period between January 23, 2004 and January 31, 2005. Class action status has not yet been certified in this litigation. Visteon is in the process of evaluating the claims in this lawsuit, and Visteon and its current and former officers intend to contest the lawsuit vigorously. The lawsuit is in a very preliminary stage and at this time, management is unable to assess the impact this litigation may have on its results of operations and financial position.
      Except as described above, we are involved in routine litigation incidental to the conduct of our business. Except as described above, we do not believe that any litigation to which we are currently a party would, if determined adversely to us, have a material adverse effect on our financial condition, results of operations or cash flows, although such an outcome is possible.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.
ITEM 4A. EXECUTIVE OFFICERS OF VISTEON
      The following table shows information about the executive officers of Visteon. All ages are as of March 1, 2005:

Name	Age	Position

Peter J. Pestillo	66	Chairman of the Board
Michael F. Johnston	57	Director, President and Chief Executive Officer
James C. Orchard	54	Executive Vice President and President, North America
James F. Palmer	55	Executive Vice President and Chief Financial Officer
Heinz Pfannschmidt	57	Executive Vice President and President, Europe and South America
Lorie J. Buckingham	47	Senior Vice President and Chief Information Officer
Stacy L. Fox	51	Senior Vice President, General Counsel and Secretary
John F. Kill	55	Senior Vice President Product Development
Robert H. Marcin	59	Senior Vice President, Corporate Relations
Thomas A. Burke	47	Vice President, North America Manufacturing Operations
Jonathan K. Maples	47	Vice President and General Manager
Robert Pallash	53	Vice President and President, Asia-Pacific
William G. Quigley III	43	Vice President, Corporate Controller and Chief Accounting Officer
      Peter J. Pestillo has been Visteon’s Chairman of the Board since Visteon’s formation in January 2000, and until July 2004, he had also served as Visteon’s Chief Executive Officer. Before that, Mr. Pestillo had been the Vice Chairman and Chief of Staff of Ford, and previously Ford’s Executive Vice President, Corporate Relations. Mr. Pestillo had been, prior to Visteon spin-off in June 2000, a Ford employee since 1980. Mr. Pestillo is also a director of Sentry Insurance.

ITEM 4A. EXECUTIVE OFFICERS OF VISTEON — (Continued)
      Michael F. Johnston has been Visteon’s Chief Executive Officer and President since July 2004, and a member of the Board of Directors since May 2002. Prior to that, he was President and Chief Operating Officer of Visteon since joining Visteon in September 2000. Before joining Visteon, Mr. Johnston served as President, e-business for Johnson Controls, Inc., and previously as President — North America and Asia of Johnson Control’s Automotive Systems Group, and as President of its automotive interior systems and battery operations. Mr. Johnston is also a director of Flowserve Corporation and Whirlpool Corporation.
      James C. Orchard has been Executive Vice President of Visteon since August 2001, where he has also served as President, North America since July 2004, and was President, North America and Asia from August 2001 to July 2004. Prior to August 2001, Mr. Orchard was the Chief Executive Officer, ZF Group North America and South America, and a member of the ZF Board of Management.
      James F. Palmer has been Visteon’s Executive Vice President and Chief Financial Officer since joining Visteon in June 2004. Until February 2004, he was Senior Vice President of The Boeing Company, where he also served as President of Boeing Capital Corporation from November 2000 to November 2003, and President of the Boeing Shared Services Group prior thereto.
      Heinz Pfannschmidt has been Executive Vice President and President, Europe and South America of Visteon since July 2004, and prior to that he served as Vice President and President, Europe and South America since joining Visteon in November 2001. Before that, he was President and Chief Executive Officer of TRW Automotive Electronics Worldwide, and a member of the TRW Executive Committee, since September 1999, and Managing Director of Europe, Inflatable Restraint Systems of TRW Automotive prior thereto.
      Lorie J. Buckingham has been Senior Vice President and Chief Information Officer of Visteon since July 2004. Prior to that she was Vice President and Chief Information Officer since 2002, and she also served as Director of Global Software Solutions since she joined Visteon in 2000. Before joining Visteon, Ms. Buckingham was the Chief Information Officer for Zonetrader.com, and from 1993 to 1999 she worked at Union Carbide Corporation where she served as the Director of Enterprise Information Technology Solutions.
      Stacy L. Fox has been Senior Vice President, General Counsel and Secretary of Visteon since Visteon’s formation in January 2000. Before that, she was Group Vice President and General Counsel of the Automotive Systems Group of Johnson Controls, Inc. Ms. Fox will resign from her positions with Visteon effective as of March 31, 2005.
      John F. Kill has been Senior Vice President Product Development of Visteon since July 2004, and prior to that he was Vice President Product Development since January 2001. Mr. Kill has also served as Operations Director of the Climate Control Division since 1999, and served as the European Operations Director from 1997 to 1999. Mr. Kill began his career with Ford Motor Company in 1971, and has held various engineering and management positions.
      Robert H. Marcin has been Visteon’s Senior Vice President, Corporate Relations since January 2003 and, prior to that, he served as Visteon’s Senior Vice President of Human Resources since Visteon’s formation in January 2000. Before that, he was Executive Director — Labor Affairs for Ford and Ford’s Director, U.S. Union Affairs. Mr. Marcin had been, prior to the Visteon spin-off in June 2000, an employee of Ford or its subsidiaries since 1973.

ITEM 4A. EXECUTIVE OFFICERS OF VISTEON — (Continued)
      Thomas A. Burke has been Vice President, North America Manufacturing of Visteon since November 2002, and prior to that he was Vice President of North America and Asia Operations since November 2002 and Vice President of Europe and South America Manufacturing Operations since 2001. Mr. Burke has also served as Visteon’s Director of Engineering for its Ford Account; and as Director of Climate Control Systems for Europe, South America and India, until 1996. Mr. Burke joined Ford Motor Company in 1983, and he has held a number of engineering, manufacturing and management positions, including appointments in North America and Mexico for Ford’s Climate Control division.
      Jonathan K. Maples has been Vice President and General Manager of Ford North American Customer Business Group, and prior to that he was Vice President of Quality and Materials Management since joining Visteon in November 2001. Before that, he was Executive Vice President of Business Services for MSX International since May 2000. Mr. Maples was Vice President of Operations and Vice President of Supplier Management for DaimlerChrysler Corporation prior thereto.
      Robert C. Pallash has been Vice President and President, Asia-Pacific since July 2004, and prior to that he was Vice President, Asia Pacific since joining Visteon in September 2001. Before that, Mr. Pallash served as president of TRW Automotive Japan since 1999, and president of Lucas Varity Japan prior thereto.
      William G. Quigley III has been Visteon’s Vice President, Corporate Controller and Chief Accounting Officer since December 2004. Before that, he was the Vice President and Controller — Chief Accounting Officer of Federal-Mogul Corporation since June 2001. Mr. Quigley was previously Finance Director — Americas and Asia Pacific of Federal-Mogul since July 2000, and Finance Director — Aftermarket Business Operations of Federal-Mogul prior thereto.
PART II

ITEM 5.	MARKET FOR VISTEON’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
      Our common stock is listed on the New York Stock Exchange in the United States under the symbol “VC.” As of March 1, 2005, Visteon had 128,678,345 shares of its common stock $1.00 par value outstanding, which were owned by 113,754 stockholders of record. The table below shows the high and low sales prices for our common stock as reported by the New York Stock Exchange, and the dividends we paid per share of common stock for each quarterly period for the last two years.

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in millions)
Common stock price per share
High	$12.35	$12.15	$11.45	$9.91
Low	$8.91	$9.46	$7.78	$6.61
Dividends per share	$0.06	$0.06	$0.06	$0.06

ITEM 5.	MARKET FOR VISTEON’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS — (Continued)

	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in millions)
Common stock price per share
High	$7.38	$7.25	$7.09	$10.43
Low	$5.60	$5.96	$5.86	$6.30
Dividends per share	$0.06	$0.06	$0.06	$0.06
      On February 9, 2005, Visteon’s Board of Directors suspended the company’s quarterly cash dividend on its common stock. The Board evaluates the company’s dividend policy quarterly based on all relevant factors.

ITEM 6.	SELECTED FINANCIAL DATA
      The following selected consolidated financial data reflect our financial condition, results of operations and cash flows, with 2000 including activity both before and after our spin-off from Ford on June 28, 2000. Activity prior to our spin-off reflects the results of operations and cash flows of the businesses that were considered part of the Visteon business of Ford.
      The selected consolidated financial data should be read in conjunction with, and are qualified by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere in this report. The consolidated statement of operations, cash flow and balance sheet data, set forth below for 2004, 2003, 2002 and 2001, have been derived from our audited financial statements.
      The following financial information may not reflect what our results of operations, financial condition and cash flows would have been had we operated as a separate, stand-alone entity during the periods presented or what our results of operations, financial condition and cash flows will be in the future.
      The following selected consolidated financial data for 2003, 2002, 2001 and 2000 has been restated to reflect adjustments, including a change in the method of determining the cost of production inventories for U.S. locations from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method, that are further discussed in Note 2, “Restatement of Financial Statements,” to our consolidated financial statements included in this Form 10-K. We encourage you to read Note 2 of our consolidated financial statements for further information for a complete description of the restatements.

ITEM 6. SELECTED FINANCIAL DATA — (Continued)

	2004	2003	2002	2001	2000

		Restated	Restated	Restated	Restated
	(in millions, except per share amounts and percentages)
Statement of Operations Data
Sales
Ford and affiliates	$13,015	$13,475	$14,779	$14,656	$16,448
Other customers	5,642	4,185	3,616	3,187	3,019

Total sales	18,657	17,660	18,395	17,843	19,467
Costs and expenses
Costs of sales	18,111	17,818	17,608	17,106	18,163
Selling, administrative and other expenses	994	1,008	893	855	897

Total costs and expenses	19,105	18,826	18,501	17,961	19,060
Operating income (loss)	(448)	(1,166)	(106)	(118)	407
Interest income	19	17	23	55	109
Debt extinguishment cost	11	—	—	—	—
Interest expense	104	94	103	131	167

Net interest expense and debt extinguishment cost	(96)	(77)	(80)	(76)	(58)
Equity in net income of affiliated companies	45	55	44	24	56

Income (loss) before income taxes, minority interests and change in accounting	(499)	(1,188)	(142)	(170)	405
Provision (benefit) for income taxes	965	(10)	(67)	(72)	131

Income (loss) before minority interests and change in accounting	(1,464)	(1,178)	(75)	(98)	274
Minority interests in net income of subsidiaries	35	29	28	21	26

Income (loss) before change in accounting	(1,499)	(1,207)	(103)	(119)	248

Cumulative effect of change in accounting, net of tax	—	—	(265)	—	—

Net income (loss)	$(1,499)	$(1,207)	$(368)	$(119)	$248

Earnings (loss) per share:
Basic and diluted before cumulative effect of change in accounting	$(11.96)	$(9.59)	$(0.81)	$(0.92)	$1.91
Cumulative effect of change in accounting	—	—	(2.07)	—	—

Basic and diluted	$(11.96)	$(9.59)	$(2.88)	$(0.92)	$1.91

Cash dividends per share	$0.24	$0.24	$0.24	$0.24	$0.12
Effect of change in accounting for inventory costs: (1)
Net income (loss)		$36	$(6)	$3	$(12)
Earnings (loss) per share:		$0.29	$(0.04)	$0.02	$(0.09)

Statement of Cash Flows Data
Cash provided by (used in) operating activities	$418	$363	$1,103	$440	$(523)
Cash (used in) investing activities	(782)	(781)	(609)	(747)	(845)
Cash provided by (used in) financing activities	135	128	(338)	(75)	924

Balance Sheet Data, end of period
Total assets	$10,309	$11,024	$11,224	$11,245	$11,451
Total debt	2,021	1,818	1,691	1,922	2,019
Total equity	407	1,862	3,005	3,372	3,550

Other Financial Data
Depreciation and amortization	$685	$677	$633	$667	$676
Capital expenditures	845	872	725	756	796
After-tax return on:
Sales	(7.9)%	(6.7)%	(0.4)%	(0.6)%	1.4%
Average assets	(13.7)%	(10.6)%	(0.7)%	(0.9)%	2.3%

1 -	The selected consolidated financial data has been restated to reflect Visteon’s change in the method of determining the cost of production inventory for U.S. locations from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS
      This section summarizes significant factors affecting Visteon’s consolidated operating results, financial condition and liquidity for the three-year period ended December 31, 2004. This section should be read in conjunction with Visteon’s consolidated financial statements and related notes appearing elsewhere in this report.
Restatement
      Visteon has restated its previously issued consolidated financial statements for 2001 through 2003 and for the first nine months of 2004, primarily for accounting corrections related to postretirement health care and pension costs, tooling costs, capital equipment costs, inventory costing and income taxes. In addition, all financial information presented has been restated to reflect Visteon’s change, during the fourth quarter of 2004, in the method of determining the cost of production inventory for U.S. locations from the LIFO method to the FIFO method.
      As a result of the restatement, originally reported net loss increased $81 million for the first nine months of 2004, decreased $6 million for the year ended December 31, 2003, and increased $16 million for the year ended December 31, 2002. The restatement increased originally reported net loss per share by $0.64 for the nine months ended September 30, 2004, decreased originally reported net loss per share by $0.06 for the year ended December 31, 2003 and increased originally reported net loss per share by $0.13 for the year ended December 31, 2002. Further information on the nature and impact of these adjustments is provided in Note 2, “Restatement of Financial Statements,” to our consolidated financial statements included elsewhere in this Form 10-K, and we encourage you to read Note 2 of our consolidated financial statements for a complete description of the restatements.
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
      The global automotive parts industry is a highly competitive industry. Suppliers must rapidly develop new and innovative technologies and respond to increasing cost and pricing pressures. In order to respond to these challenges, we are taking actions to support our key operating strategies of improving customer and geographic diversification, focusing our product portfolio and reducing costs.
      Customer and Geographic Diversification. For the full year 2004, non-Ford revenue reached a record $5.6 billion, up 35 percent over 2003, and represented 30 percent of total revenue. A majority of these sales were outside of North America. In addition, our sales to all customers, including Ford, for 2004 outside of the United States increased by nearly $1 billion compared with 2003. We continue to expand our technical and manufacturing presence in growth regions that we believe will strengthen our competitive position and provide further opportunities to diversify our customer base.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)
      Product Focus. As discussed further above, Visteon recently reexamined its broad product portfolio and identified interiors, climate, and electronics, including lighting, as its key growth products that will be core to its future. These products have been a significant source of non-Ford revenue growth in the last year, as well as recent new business wins, and Visteon is taking actions to further focus capital investment and product development and engineering resources with respect to these key products.
      Cost Reduction Efforts. During 2004, we reduced our North American headcount by approximately 2,500 people through flow backs of Ford-UAW workers, special incentive programs for U.S. salaried and hourly workers, and attrition. In 2004, we also improved operational efficiencies, including material and manufacturing cost, and largely completed infrastructure improvement projects, such as IT systems and facilities consolidation.
      Despite these efforts, our net loss for 2004 increased to $1.5 billion, from $1.2 billion for 2003. After-tax special charges totaled $1.263 billion for 2004, compared with $915 million in 2003.
      North America continues to be our primary sales market, with the United States representing the largest portion of that market. Ford accounted for approximately 70% of our 2004 total revenue, and about 82% of our 2004 North America revenue. This market continues to be extremely price competitive with continued expectations from the OEM’s for year over year price reductions on existing products. In order to retain current business as well as to be competitively positioned for future new business opportunities, we must continually identify and implement product innovation and cost reduction activities to fund annual price concessions to our customers. Our U.S. cost structure is significantly higher than many of our competitors due, in part, to the hourly labor and benefits reimbursement arrangement with Ford. Furthermore, our ability to close plants, divest unprofitable, non-competitive businesses, and change local work rules and practices is limited by this arrangement and other labor contracts. These factors, together with continuing declines in Ford’s North America production volumes and significant increases in the cost of raw materials used in the manufacture of our products highlight the need to make strategic and structural changes to our business in the U.S. in order to achieve a sustainable and competitive business. On March 10, 2005, Visteon reached agreements with Ford that, at least during 2005, will reduce our labor costs, reduce the level of funding otherwise needed for planned capital expenditures, and accelerate payment terms from Ford. These agreements may be terminated on or after January 1, 2006. We are currently in discussions with Ford regarding other necessary strategic and structural changes, as well as other matters that will allow Visteon to achieve a sustainable and competitive business model. Although we cannot predict with certainty whether these discussions will be concluded on a basis satisfactory to Visteon, certain of the actions under consideration could result in a significant impact to our operating results in the period they occur. Further, there can be no assurance that we will reach an agreement with Ford or take other actions that will address all of the strategic or structural challenges facing our U.S. business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)
Restructuring, Dispositions and Special Charges
      The table below presents special charges related to restructuring initiatives and other actions during the past three years:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
2004
Special Charges:
Loss related to third quarter asset impairment charges	$(314)	$—	$(314)
U.S. Salaried voluntary separation related	(48)	(3)	(51)
U.S. Hourly early retirement incentive and other related	(24)	(1)	(25)
Plant closure related	(11)	—	(11)
European Plan for Growth	(9)	—	(9)
Adjustment to prior years expense	14	—	14

Total 2004 special charges, before taxes	$(392)	$(4)	$(396)

Special charges above, after taxes	$(388)	$(4)	$(392)
Deferred tax valuation allowance	(827)	(44)	(871)

Total 2004 special charges, after taxes	$(1,215)	$(48)	$(1,263)

2003 (Restated)
Special Charges:
Loss related to fourth quarter asset impairment charges	$(407)	$—	$(407)
Exit of Seating Operations	(217)	—	(217)
European Plan for Growth	(82)	—	(82)
Restructuring and other actions	(48)	—	(48)

Total 2003 special charges, before taxes	$(754)	$—	$(754)

Special charges above, after taxes	$(484)	$—	$(484)
Deferred tax asset valuation allowance	(426)	(5)	(431)

Total 2003 special charges, after taxes	$(910)	$(5)	$(915)

2002
Special Charges:
Exit of Markham Restraint Electronics and other first quarter actions	$(95)	$—	$(95)
U.S. salaried special early retirement program	(66)	(5)	(71)
European Plan for Growth	(40)	—	(40)
Loss on sale of restraint electronics business	(26)	—	(26)
Other restructuring (including adjustments to prior years expense)	6	3	9

Total 2002 special charges, before taxes	$(221)	$(2)	$(223)

Special charges above, after taxes	$(141)	$(1)	$(142)
Effect of change in accounting, net of tax	(265)	—	(265)

Total 2002 special charges, after taxes	$(406)	$(1)	$(407)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)
2004 Special Charges
      During the third quarter of 2004, the Automotive Operations recorded a pre-tax, non-cash impairment write-down of $314 million in costs of sales to reduce the net book value of certain long-lived assets. This write-down was based on an assessment by product line asset group, completed in the third quarter of 2004, of the recoverability of our long-lived assets in light of the challenging environment in which we operate, and included consideration of lower than anticipated current and near term future year Ford North American production volume and the related impact on our future operating projections. Assets are considered impaired if the book value is greater than the undiscounted cash flows expected from the use of the asset. As a result of this analysis the assets of the steering systems product group were impaired. The write-down was approximately $249 million in North America and $65 million in Europe and was determined on a “held for use” basis. Fair values were determined primarily based on prices for similar groups of assets determined by a third-party valuation firm.
      U.S. Salaried voluntary separation charges of $51 million are related to incentive programs offered during the fourth quarter of 2004 to eligible salaried Visteon employees to voluntarily separate employment. About 400 employees elected to terminate employment by March 31, 2005.
      Early retirement incentive and other charges of $25 million are related to incentive programs offered during the third quarter of 2004 to eligible Visteon-assigned Ford-UAW employees to voluntarily retire or to relocate in order to return to a Ford facility. About 500 employees elected to retire early at a cost of $18 million and about 210 employees have agreed to return to a Ford facility at a cost of $7 million.
      Plant closure charges of $11 million are related to the involuntary separation of up to about 200 employees as a result of the closure of our La Verpilliere, France, manufacturing facility. This program has been substantially completed as of December 31, 2004. European Plan for Growth charges are comprised of $9 million related to the separation of about 50 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002.
      In 2004, net accrued liability adjustments of $14 million relating to prior year’s actions were credited to costs of sales, including $15 million related to costs to complete the transfer of seat production located in Chesterfield, Michigan, to another supplier.
      In 2004, Visteon recorded a non-cash charge of $871 million to establish full valuation allowances against our net deferred tax assets in the U.S. and certain foreign countries. This charge was comprised of $948 million related to deferred tax assets as of the beginning of the year, offset partially by a reduction of related tax reserves, previously included in other liabilities, of $77 million. The charge is discussed in more detail later in “Critical Accounting Policies” and in Note 7 of our consolidated financial statements.
      Special charges before taxes for 2004 of $396 million consist of $314 million of non-cash charges and $82 million of charges which will be settled in cash.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)
2003 Special Charges
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
      For the full year 2003, we incurred pre-tax charges of $82 million related to the European Plan for Growth. Other special charges in 2003 resulted in pre-tax charges of $48 million, $20 million of which was charged to selling, administrative and other expenses.
      During fourth quarter 2003, Visteon recorded a non-cash charge of $431 million to establish valuation allowances against our deferred tax assets as of the end of the year, as discussed later under “Critical Accounting Policies” and in Note 7 of our consolidated financial statements.
      Of the $754 million in 2003 pre-tax special charges described above, $436 million were non-cash, $292 million were cash charges including amounts related to the exit of seating operations, and $26 million were related to special pension and other postretirement benefits.
2002 Special Charges
      During 2002, Visteon recorded net pre-tax charges of $223 million related to a number of restructuring and other actions and the sale of the restraint electronics business, as described in Note 16 of our consolidated financial statements, which is incorporated herein by reference. In addition, Visteon adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” With this change in accounting, Visteon recorded a non-cash write-off for the entire value of goodwill of $363 million before taxes ($265 million after taxes), as described in Note 17 of our consolidated financial statements, which is incorporated herein by reference. Of the $223 million in pre-tax charges described above, $54 million were non-cash related and the remainder were cash charges.
Other
      Cash payments related to special charges, including those related to the transfer of the North American seating operations and for severance and special pension benefits, were $171 million and $162 million for 2004 and 2003, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)
Results of Operations
2004 Compared with 2003
      Sales for each of our segments for 2004 and 2003 are summarized in the following table:

	Year Ended
	December 31,		2004
			over/(under)
	2004	2003	2003

	(in millions)
Automotive Operations	$18,137	$17,097	$1,040
Glass Operations	520	563	(43)

Total Sales	$18,657	$17,660	$997

Memo: Sales to non-Ford customers
Amount	$5,642	$4,185	$1,457
Percentage of total sales	30%	24%	6	pts
      Sales for Automotive Operations were $18.1 billion in 2004, compared with $17.1 billion in 2003, an increase of $1.0 billion or 6%. This increase reflects primarily higher non-Ford sales of $1,493 million, including $234 million of favorable currency changes. In addition, favorable currency changes of $258 million for Ford sales, the non-recurrence of a $150 million lump settlement with Ford in 2003 for pricing in North America, and higher Ford European volumes were offset partially by the impact of lower Ford North American production volume of about $600 million, the loss of revenue from the exit of seating operations of $246 million, and price reductions.
      Sales for Glass Operations were $520 million in 2004, compared with $563 million in 2003, a decrease of $43 million or 8%, resulting primarily from lower non-Ford sales of $36 million and price reductions.
      Costs of Sales for 2004 were $18.1 billion, up $293 million compared with 2003. Costs of sales include primarily material, labor, manufacturing overhead and other costs, such as product development costs. Results were affected by special charges which were $382 million in 2004 and $734 million in 2003. The 2004 special charges included $314 million for the impairment of steering systems assets. The 2003 special charges included $407 million for the impairment of assets associated with six product groups and $217 million related to the exit of our seating business.
      Increased costs of sales also reflects higher net variable costs of about $1 billion associated with higher global production volumes, including new business, increased costs from currency fluctuations of $426 million and material surcharges of $113 million. These factors were partially offset by the elimination of costs of $270 million resulting from the exit of our seating operations (without consideration of related special charges), favorable cost performance of $479 million, including reduced other postretirement benefit expense, and the non-recurrence of UAW contract ratification costs of $64 million in 2003. Costs of sales in 2004 also reflects a reduction to product recall accruals of $49 million in 2004 as a result of settling a product recall claim.
      Selling, administrative and other expenses for 2004 were $994 million, $14 million lower compared with 2003. The decrease reflects efficiencies and spending controls of $52 million, and reduced Information Technology (“IT”) incremental infrastructure costs of $34 million offset partially by currency fluctuations of $30 million and the non-recurrence of $48 million received from Ford for IT costs in 2003. Special charges included in this line item were $14 million for 2004 and $20 million for 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)
      Net interest expense and debt extinguishment cost of $96 million in 2004 increased by $19 million from 2003, reflecting $11 million of debt extinguishment costs from the Tender Offer (as described below) and higher U.S. debt levels.
      Equity in net income of affiliated companies was $45 million in 2004, compared with $55 million in 2003, with the decrease related primarily to our affiliates in Asia.
      Income (loss) before income taxes and minority interests, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows income (loss) before income taxes for 2004 and 2003, for each of our segments:

	Year Ended
	December 31,		2004
			over/(under)
	2004	2003	2003

		Restated
		(in millions)
Automotive Operations	$(483)	$(1,181)	$698
Glass Operations	(16)	(7)	(9)

Total	$(499)	$(1,188)	$689

Memo:
Special charges included above	$(396)	$(754)	$358
      Automotive Operations’ 2004 loss before income taxes was $483 million compared with a loss of $1,181 million for 2003. Results were affected by pre-tax special charges which decreased by $362 million. The 2004 special charges included $314 million for the impairment of steering systems assets and $48 million for costs associated with a voluntary termination program in North America. The 2003 special charges included $407 million for the impairment of assets associated with six product groups and $217 million related to the exit of our seating business.
      The improvement in the full year results also reflects the non-recurrence of 2003’s UAW contract ratification costs of $59 million, a reduction to product recall accruals of $49 million in 2004 as a result of settling a product recall claim, and the exit of our seating operations of $25 million (excluding special charges). Favorable cost performance, net of reduced prices to our customers, material surcharges, fuel cost increases, and wage and benefit economic increases (despite our reduced other postretirement benefit costs) was about $392 million. These factors were offset partially by lower Ford vehicle production volume in North America.
      Loss before income taxes for Glass Operations in 2004 was $16 million compared with a loss of $7 million before taxes for 2003, reflecting primarily lower Ford North American production volume, customer price reductions and increased special charges, offset partially by the non-recurrence of 2003’s UAW contract ratification costs of $5 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)
      Provision (benefit) for income taxes was a provision of $965 million for 2004, compared with a benefit of $(10) million for 2003. The 2004 provision includes a charge of $871 million recorded during the third quarter to establish full valuation allowances against our net deferred tax assets in the U.S. and certain foreign countries. This charge was comprised of $948 million related to deferred tax assets as of the beginning of the year, offset partially by a reduction of related tax reserves of $77 million. This charge is discussed in more detail in Note 7 to our consolidated financial statements. Visteon’s provision for income taxes for 2004 includes a benefit of $42 million recorded in the fourth quarter to reduce our deferred tax asset valuation allowance to offset a related reduction in our net deferred tax asset. This reduction in our net deferred tax asset was the result of certain U.S. tax adjustments related primarily to foreign currency movements that were recorded through other comprehensive income during the fourth quarter. In addition, Visteon’s provision for income taxes for 2004 includes $136 million of income tax expense primarily related to foreign countries where Visteon’s operations are profitable and whose results continue to be tax-effected. The 2003 provision includes a charge of $431 million recorded during the fourth quarter 2003 to establish partial valuation allowances against the net deferred tax assets in the U.S. and full valuation allowances for certain foreign countries as of the end of 2003, as discussed later under “Critical Accounting Policies” and in Note 7 to our consolidated financial statements.
      Minority interests in net income of subsidiaries were $35 million in 2004 compared with $29 million in 2003. Minority interest amounts are related primarily to Halla Climate Control Corporation headquartered in Korea, in which we have a 70% ownership interest.
      Net income (loss) for 2004 and 2003 are shown in the following table for each of our segments:

	Year Ended
	December 31,		2004
			(under)
	2004	2003	2003

	Restated
	(in millions)
Automotive Operations	$(1,439)	$(1,200)	$(239)
Glass Operations	(60)	(7)	(53)

Total	$(1,499)	$(1,207)	$(292)

Memo:
Special charges included above	$(1,263)	$(915)	$(348)
      Visteon reported a net loss for 2004 of $1.5 billion compared with $1.2 billion for 2003. The higher net loss was significantly affected by increased special charges after taxes which were $1,263 million and $915 million for 2004 and 2003, respectively. Net income was also impacted by the factors described previously in income (loss) before income taxes.

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
      Costs of Sales for 2003 were $17.8 billion, up $210 million compared with 2002. Costs of sales include primarily material, labor, manufacturing overhead and other costs, such as product development costs. The increase reflects a $534 million increase in special charges, currency fluctuations of $569 million, costs associated with the labor agreement reached with the UAW of $64 million (contract ratification lump sum payment), and higher costs to launch business with new customers. These increases were offset partially by lower variable costs of $923 million resulting primarily from a decline in Ford worldwide vehicle production, net material cost reductions, and manufacturing efficiencies. The exit of our seating operations in June 2003 reduced costs an additional $293 million.
      Selling, administrative and other expenses for 2003 were $1,008 million, $115 million higher compared with 2002. The increase reflects primarily incremental IT actions of $88 million, net of $48 million received from Ford. Costs associated with such incremental IT actions continued into mid-2004. Special charges included in this line item were $20 million for 2003, representing a $3 million decrease from 2002.
      Net interest expense and debt extinguishment cost of $77 million in 2003 was down $3 million from 2002, reflecting lower average debt balances and lower average interest rates.
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

                RESULTS OF OPERATIONS — (Continued)
      Income (loss) before income taxes, minority interests and change in accounting, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows income (loss) before income taxes for 2003 and 2002, for each of our segments:

	Year Ended
	December 31,		2003
			(under)
	2003	2002	2002

	Restated	Restated
	(in millions)
Automotive Operations	$(1,181)	$(163)	$(1,018)
Glass Operations	(7)	21	(28)

Total	$(1,188)	$(142)	$(1,046)

Memo:
Special charges included above	$(754)	$(223)	$(531)
      Automotive Operations’ 2003 loss before income taxes was $1,181 million compared with a loss of $163 million for 2002. Special charges before taxes in 2003 were up $531 million from 2002. The increased loss also reflects lower vehicle production volume, UAW contract ratification costs, and higher IT costs of $373 million, $59 million and $88 million, respectively. 2003 results include a loss of $25 million from seating operations that were exited June 23, 2003. Seating operations’ losses were $98 million in 2002. Results were affected also by new business and favorable cost performance, offset partially by price reductions.
      Loss before income taxes for Glass Operations in 2003 was $7 million compared with income of $21 million before taxes for 2002, reflecting primarily lower Ford North American production volume and UAW contract ratification costs.
      (Benefit) for income taxes was $(10) million for 2003, compared with $(67) million for 2002. The 2003 provision includes a charge of $431 million recorded during the fourth quarter 2003 to establish partial valuation allowances against the net deferred tax assets in the U.S. and full valuation allowances for certain foreign countries as of the end of the year, as discussed later under “Critical Accounting Policies” and in Note 7 to our consolidated financial statements.
      Minority interests in net income of subsidiaries was $29 million in 2003, compared with $28 million in 2002. Minority interest amounts are related primarily to Halla Climate Control Corporation headquartered in Korea, in which we have a 70% ownership interest.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)
      Net income (loss) for 2003 and 2002 are shown in the following table for each of our segments:

	Year Ended
	December 31,		2003
			over/(under)
	2003	2002	2002

	Restated	Restated
	(in millions)
Automotive Operations	$(1,200)	$(383)	$(817)
Glass Operations	(7)	15	(22)

Total	$(1,207)	$(368)	$(839)

Memo:
Special charges included above	$(915)	$(142)	$(773)
Goodwill impairment	—	(265)	265
      Visteon reported a net loss for 2003 of $1.2 billion compared with $368 million for 2002 because of the factors described previously in income (loss) before income taxes. Special charges after taxes were $915 million and $407 million for 2003 and 2002, respectively.
Liquidity and Capital Resources
Overview
      Visteon’s objective is to finance its worldwide business with cash from operations, supplemented by a combination of liquidity sources, including but not limited to cash and cash investments, securitization and sales of receivables, committed and uncommitted bank facilities, leasing arrangements, and the issuance of securities. These sources are used also to fund working capital needs, which are highly variable during the year because of changing customer production schedules.
      Visteon’s cash and liquidity needs are impacted by the level, variability, and timing of our customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. Our intra-year needs are impacted also by seasonal effects in the industry, such as the shutdown of operations for about two weeks in July, the subsequent ramp-up of new model production and the additional one-week shutdown in December by our primary North American customers. These seasonal effects normally require use of liquidity resources during the first and third quarters.
      Visteon’s balance sheet reflects cash and marketable securities of $752 million and total debt of $2,021 million at December 31, 2004, compared with cash and marketable securities of $956 million and total debt of $1,818 million at December 31, 2003. The decline in cash and marketable securities is due to increased operating losses, capital spending including spending for Visteon’s facilities consolidation, an increase in trade working capital related to higher sales levels at year end, and restructuring cash payments, offset partially by higher debt. As our operating profitability has become more concentrated with our foreign subsidiaries and joint ventures, our cash balance located outside the U.S. has grown. Approximately one-third of Visteon’s cash and marketable securities at December 31, 2004 were held in the U.S., compared with one-half of cash and marketable securities residing in the U.S. at December 31, 2003. Visteon’s ability to move cash among our operating locations is subject to the operating needs of each location as well as restrictions imposed by local laws.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)
      Visteon’s ratio of total debt to total capital, which consists of total debt plus total stockholders’ equity, was 83% at December 31, 2004 and 49% at December 31, 2003, and increased primarily because of the increase in net loss reported during the period.
      Primarily due to the impact on profitability of lower production at Ford and material surcharges, cash flows from operations were less than capital expenditures in 2004. Although capital expenditures in 2005 are expected to be lower than in 2004, material surcharges are expected to be higher and could adversely affect operating results if not offset by recovery actions. If cash flow from operations is not sufficient to fund capital spending in 2005, we expect to have access to liquidity to supplement such spending, including but not limited to cash balances, short-term borrowings under the Credit Facilities, receivables-based programs and other asset-backed financing. Access to capital markets is possible, but may be limited or may be on terms that are less attractive than obtained in the past. Although Visteon is highly leveraged, it may become necessary to incur additional debt to ensure adequate liquidity during 2005. In addition, if the profitability of North American operations does not improve, Visteon’s access to unsecured debt may be restricted forcing it to rely more heavily on secured debt and asset-backed programs. Considering the impact of the Ford funding agreement further described below, and our access to the credit markets, albeit at more restrictive terms and conditions and in lessor amounts than in the past, Visteon currently expects to have sufficient sources of liquidity to meet our operating and other needs for 2005. However, because of the uncertainty regarding economic and market conditions, as well the ultimate outcome of our discussions with Ford, there can be no assurance that sufficient liquidity from internal or external sources will be available at the times or in the amounts required.
      As a result of expected increases in material surcharges, anticipated lower production volumes from key customers including Ford, and our continued unfavorable U.S. cost structure that results, in part, due to the hourly labor benefits agreement that we operate under with Ford, Visteon intends to implement in 2005 a number of actions to conserve cash and reduce costs. These actions will include attempting to accelerate collection of accounts receivables, reducing overtime for employees not directly related to satisfying customer commitments, postponing some non-safety related construction projects at our corporate headquarters and delaying program spending.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)
      On March 10, 2005, Visteon and Ford entered into a funding agreement, effective as of March 1, 2005, under which Ford has agreed (a) to accelerate the payment on or prior to March 31, 2005 of not less than $120 million of payables that are currently not required to be paid to Visteon until after March 31, 2005; (b) to accelerate the payment terms for certain payables to Visteon arising on or after April 1, 2005 from an average of 33 days after the date of sale to an average of 26 days; (c) to reduce the amount of wages that Visteon is currently obligated to reimburse Ford with respect to Visteon-assigned Ford-UAW hourly employees that work at Visteon facilities, which Visteon expects will result in reduced expenses and in cash savings of approximately $25 million per month; and (d) to release Visteon from its obligation to reimburse Ford for Ford profit sharing payments with respect to Visteon-assigned Ford-UAW hourly employees that accrue in 2005. Under the funding agreement, Visteon has agreed to (a) continue to provide an uninterrupted supply of components to Ford in accordance with applicable purchase orders and to continue to comply with its other contractual agreements with Ford and the UAW, including continuing to use its best efforts to quote competitive prices for new business to be produced for Ford at certain of Visteon’s plants located in North America; (b) not to request reimbursement from Ford for any material cost surcharges for any component that is produced for Ford at certain of Visteon’s plants located in North America, and (c) that, except with respect to sales of inventory or the disposal of obsolete equipment in the ordinary course of business, Visteon will not sell, close or otherwise dispose of any of the assets at certain of Visteon’s plants located in North America, without Ford’s consent.
      Also on March 10, 2005, Ford and Visteon entered into a master equipment bailment agreement, effective as of January 1, 2005, pursuant to which Ford has agreed to pay third-party suppliers for certain machinery, equipment, tooling and fixtures and related assets, which may be acquired during the term of the agreement, which are primarily used to produce components for Ford at some of Visteon’s plants located in North America. This agreement is expected to reduce Visteon’s 2005 capital expenditures by approximately $150 million. Either Ford or Visteon may terminate the funding agreement or the master bailment agreement at anytime after January 1, 2006 upon 10 business days’ notice or upon the occurrence of certain customary events of default, including the uncured default in the performance by a party of its obligations under the agreement or under certain other agreements between the parties. We are currently in discussions with Ford regarding other necessary strategic and structural changes, that will allow Visteon to achieve a sustainable and competitive business model. However, we cannot predict the impact such discussions or any related actions may have on our results of operations or financial condition. Further, there can be no assurance that we will reach an agreement with Ford or take other actions that will address all of the strategic or structural challenges facing our U.S. business.
      On February 9, 2005, the Visteon Board of Directors elected to suspend the payment of its usual quarterly dividend of $0.06 per share of Visteon common stock. The Board will evaluate Visteon’s dividend policy on a quarterly basis based on all relevant factors.
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

                RESULTS OF OPERATIONS — (Continued)
      In March 2004, Visteon established a revolving accounts receivable securitization facility (the “facility”) in the U.S. The facility allows for the sale of a portion of non-Ford U.S. trade receivables to a wholly-owned consolidated special purpose entity, Visteon Receivables LLC (“VRL”), which may then sell an undivided interest in the receivables to an asset-backed multi-seller conduit which is unrelated to Visteon or VRL. At December 31, 2004, VRL had sold a $55 million undivided interest in a pool of $240 million of net receivables. The facility has been extended to March 29, 2006 and is extendable annually through March 2008 through mutual agreement of both parties. At March 1, 2005 the maximum amount of undivided interests that VRL could sell to the conduit was approximately $70 million, although this maximum amount could be lower in the event that Visteon’s credit ratings were to be reduced. We are exploring a securitization program that would involve all or a portion of our U.S. and Canadian Ford receivables.
      In Europe, Visteon has an agreement to sell up to euro 60 million in trade receivables to a bank. As of December 31, 2004 and December 31, 2003, Visteon has sold euro 19 million ($26 million) and euro 12 million ($15 million), respectively, of trade receivables under this agreement. The facility expires in March 2006 and is renewable in one-year increments. The facility can be terminated by either party with 15 days notice; therefore we cannot provide any assurances that this facility will be available or utilized in the future.
      Visteon has financing arrangements with a syndicate of third-party lenders that provide contractually committed, unsecured credit facilities in an aggregate maximum amount of $1,590 million (the “Credit Facilities”). The Credit Facilities include a 364-day revolving credit line in the amount of $565 million, which expires June 2005, a five-year revolving credit line in the amount of $775 million which expires June 2007, and a delayed-draw term loan in the amount of $250 million expiring in 2007, which is used primarily to finance new construction for our facilities consolidation in Southeast Michigan. Borrowings under the Credit Facilities bear interest based on a variable rate interest option selected at the time of borrowing and Visteon’s credit rating. Except for the construction related facility, Visteon and its subsidiaries may use the Credit Facilities for any and all general corporate purposes at the discretion of management. As of December 31, 2004, there were no outstanding borrowings under the 364-day or 5-year facilities, although $100 million of obligations under stand-by letters of credit have been issued against the 5-year facility. As of December 31, 2004, Visteon had borrowed $223 million against the delayed-draw term loan facility.
      The Credit Facilities contain various affirmative and negative covenants, including limited cross default provisions, a negative financial covenant, a limitation on sale and leaseback transactions, as well as other customary provisions. The cross default provisions of the Credit Facilities could be triggered by an uncured default by Visteon in the payment of the principal of or interest on any borrowing of Visteon of at least $5 million. Visteon was in compliance with all covenants as of December 31, 2004. If the profitability of Visteon’s operations deteriorates, however, it could be difficult for Visteon to continue to comply with its financial covenants. Visteon’s failure to comply with these covenants could have a material adverse effect on its access to capital markets and could require more reliance on asset-backed financing.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)
      Pursuant to the negative financial covenant, Visteon may not exceed a leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, deprecation and amortization (“EBITDA”) for the trailing four quarters of 3.5 to 1. Consolidated total debt is defined as the aggregate principal amount of all indebtedness of Visteon and its subsidiaries minus all amounts of cash and cash equivalents. Consolidated EBITDA is defined as Visteon’s consolidated net income plus the sum of income tax expense, interest expense, amortization or write-off of debt discount and debt issuance costs, depreciation and amortization expense, any non-recurring expenses or losses, and adjusting for any gain or loss from a discontinued operation, or other material acquisition or disposition. At December 31, 2004, Visteon was in compliance with this covenant.
      If the negative financial covenant were violated and not cured within 30 days, availability of the credit lines could be withdrawn, and repayment of the delayed-draw term loan could be accelerated. In this event, or if Visteon were unable to renew the facilities upon scheduled expiration, Visteon would seek to replace the Credit Facilities with other credit facilities or secured borrowings, although we cannot provide assurance that sufficient replacement sources would be available.
      The Credit Facilities also contain a limitation stating that the value of assets financed through sale/leasebacks is limited to 15% of consolidated total assets as of the last quarter end (consolidated total assets is defined as all amounts that would, in conformity with GAAP, be set forth opposite the caption “total assets” (or any like caption) on a consolidated balance sheet of Visteon and its subsidiaries at such date). With respect to the bond indenture, sale/leasebacks are limited to 15% of consolidated net tangible assets (consolidated net tangible assets is defined as all amounts that would, in conformity with GAAP, be set forth opposite the caption “total assets” (or any like caption) on a consolidated balance sheet of Visteon and its consolidated subsidiaries less (a) all current liabilities and (b) goodwill, trade names, patents, unamortized debt discounts, organization expenses and other like intangibles of Visteon and its consolidated subsidiaries). In addition, our indentures related to our unsecured debt securities contain cross default provisions which could be triggered by a default by Visteon or a significant subsidiary in its obligation to pay a principal or interest payment of $25 million or more.
      Visteon also has bilateral financing arrangements with three banks providing a total of $75 million of revolving credit that contain similar covenants to those contained in the Credit Facilities and which expire in June 2006. At December 31, 2004, there were no outstanding borrowings under these bilateral arrangements, although $50 million of obligations under stand-by letters of credit have been issued against these arrangements.
      At December 31, 2004, Visteon had no commercial paper outstanding, compared with $81 million outstanding at December 31, 2003. Moody’s short-term credit rating for Visteon is NP (Not Prime) while S&P’s short-term credit rating is WR (Withdrawn). These short-term credit ratings have significantly restricted Visteon’s access to the commercial paper market. Consequently, commercial paper is not relied upon as a source of short-term liquidity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)
      Visteon has maintained a trade payables program through General Electric Capital Corporation (“GECC”), subject to periodic review, that provides financial flexibility to Visteon and its suppliers. When a supplier participates in the program, GECC pays the supplier the amount due from Visteon in advance of the original due date. In exchange for the earlier payment, our suppliers accept a discounted payment. Visteon pays GECC the full amount. Approximately $69 million and $100 million was outstanding to GECC under this program at December 31, 2004 and December 31, 2003, respectively, which is included in our reported debt balance. The 2004 balance is supported by standby letters of credit. At December 31, 2004, the maximum advance payment allowed was $95 million. As part of the same program with GECC, Visteon is allowed to defer payment to GECC for a period of up to 30 days. As of December 31, 2004, Visteon had not exercised the deferral option of the program. Although this agreement with GECC is scheduled to expire in December 2005, Visteon has notified participating suppliers of its intention to exit the program beginning in March 2005, which may result in changes to the commercial agreements with those suppliers that could adversely affect our liquidity.
      At December 31, 2003, Visteon participated in the Ford Supplier Early Pay program in which our receivables were reduced and our cash balances were increased. Visteon stopped participating in this program in the first quarter of 2004 and Ford is no longer offering this program to Visteon. At December 31, 2003, our receivables had been reduced by $75 million due to this program.
      Visteon uses interest rate swaps to manage its interest rate risk. These swaps effectively convert a portion of Visteon’s fixed rate debt into variable rate debt, and as a result, approximately 45% of Visteon’s borrowings are effectively on a fixed rate basis, while the remainder are subject to changes in short-term interest rates.
Credit Ratings
      Visteon’s long-term credit rating with Standard & Poor’s (“S&P”) is BB+; with Moody’s it is Ba2, and with Fitch it is BB. On February 1, 2005, Fitch downgraded Visteon from BB+ to BB, and on February 18, 2005 Moody’s downgraded Visteon from Ba1 to Ba2. Visteon has been on Negative Watch with all three agencies since the third quarter of 2004. Visteon’s access to liquidity has become less reliable and more costly as a result of recent rating agency actions, and any further downgrade in Visteon’s credit ratings could reduce its access to capital, increase the costs of future borrowings, and increase the possibility of more restrictive terms and conditions contained in any new or replacement financing arrangements or commercial agreements or payment terms with suppliers.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)
Cash Requirements
      The following table summarizes our expected cash outflows resulting from long-term obligations existing as of December 31, 2004:

	Total	2005	2006-2007	2008-2009	2010 and after

	(in millions)
Postretirement funding commitments (a)	$2,179	$44	$262	$309	$1,564
Unconditional purchase obligations (b)	2,243	369	664	551	659
Debt	2,021	508	280	4	1,229
Interest payments on long-term debt (c)	655	102	203	177	173
Capital expenditures	376	319	57	—	—
Operating leases	271	53	84	64	70
North American seating operations(d)	205	21	21	21	142

Total contractual obligations	$7,950	$1,416	$1,571	$1,126	$3,837

(a)	Postretirement funding commitments include estimated liability to Ford for postretirement health care and life insurance benefits of the Visteon-assigned Ford-UAW employees and certain salaried employees as discussed in Note 9 of our consolidated financial statements, which is incorporated by reference herein. Funding for the Voluntary Employees’ Beneficiary Association begins in 2006 and is also included in the table above.

(b)	Unconditional purchase obligation amounts exclude purchase obligations related to inventory purchases in the ordinary course of business. The obligations include amounts related primarily to a 10-year information technology agreement entered into with IBM in January 2003. Pursuant to this agreement, we outsourced most of our IT needs on a global basis. The service charges under the outsourcing agreement are expected to aggregate about $2 billion during the ten-year initial term of the agreement, subject to decreases and increases in the service charges based on Visteon’s actual consumption of services to meet our then current business needs. The outsourcing agreement may be terminated also for Visteon’s business convenience after our second full year under the agreement for a scheduled termination fee.

(c)	Payments include the impact of interest rate swaps, and do not assume the replenishment of retired debt.

(d)	Represents amounts payable to Ford related to our June 2003 exit from the North American seating operations, which is discussed further in Note 16 of our consolidated financial statements, which is incorporated by reference herein.
     We have guaranteed about $166 million of debt capacity held by consolidated subsidiaries, $97 million for lifetime lease payments held by consolidated subsidiaries and $22 million of debt capacity held by unconsolidated joint ventures. In addition, we have guaranteed Tier 2 suppliers’ debt and lease obligations and other third-party service providers’ obligations of up to $20 million, at December 31, 2004, to ensure the continued supply of essential parts.
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
      During the fourth quarter of 2003, the separation-related agreements were amended and restated. Under the terms of the amended and restated agreements, Ford agreed to assume responsibility for approximately $1,646 million of amounts previously owed by Visteon to Ford for postretirement health and life insurance benefits earned by the Visteon-assigned Ford-UAW employees during the period prior to the separation. These amended and restated agreements effectively reduced the liability to Ford for postretirement benefits, as well as, future expense for such benefits and lengthened the required Voluntary Employees’ Beneficiary Association (“VEBA”) funding terms. The annual VEBA funding requirement, beginning in 2006, will be determined based upon amortization of the unfunded liabilities at the beginning of each period, plus amortization of annual expense. Based upon estimates of the unfunded liabilities and the related expense, the first required annual payment to the VEBA will be about $115 million (which includes about $35 million to cover benefit payments) in 2006 reduced from $535 million based on the prior agreement. In December 2000, Visteon pre-funded a portion of this obligation by contributing $25 million to a VEBA. The fair value of the VEBA assets as of December 31, 2004 was $24 million, and is included in other non-current assets in the accompanying balance sheet. Refer to Note 9 to the consolidated financial statements for further details on the amended and restated agreements and discussion of the accounting treatment.
Visteon Pension Plans
      The Visteon plans’ worldwide funded position is slightly better than it was a year ago on a percentage basis. Strong asset returns along with world-wide contributions offset the effect of lower discount rates. For the plan year ended September 30, 2004 (the measurement date for our pension funds) our U.S. portfolio returned 13%. The U.S. pension plan investment strategy, asset allocations and expected contributions for 2005 are discussed in Note 9 to our consolidated financial statements, incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)
Legislation
      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. This legislation provides for a federal subsidy beginning in 2006 to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. Visteon’s plans generally provide retiree drug benefits that exceed the value of the benefit that will be provided by Medicare Part D, and we have concluded that our plans are actuarially equivalent, pending further definition of the criteria used to determine equivalence. This subsidy reduced the benefit obligation for Visteon plans by $87 million as of March 31, 2004, and will be recognized through reduced retiree health care expense over the related employee future service lives, of which $12 million has been recognized as of December 31, 2004. The Medicare Act of 2003 also affected the allocation to Visteon of the Ford postretirement health care and life insurance benefit obligation and expense for the Visteon-assigned Ford-UAW employees and certain salaried employees, resulting in a reduction to 2004 expense of about $25 million.
Cash Flows
Operating Activities
      Cash provided by operating activities during 2004 totaled $418 million, compared with cash provided by operating activities of $363 million for the same period in 2003. The increase is primarily related to lower operating losses, offset partially by increases in trade working capital related primarily to higher sales volumes and non-recurrence of one-time improvements in 2003 due to changes in certain supplier payment terms. Cash provided from the utilization of our receivables-based programs was $66 million and $5 million during 2004 and 2003, respectively. Cash payments related to special charges, including those for severance and special pension benefits, were $171 million and $162 million during 2004 and 2003, respectively.
Investing Activities
      Cash used in investing activities was $782 million during 2004, compared with $781 million for the same period in 2003. Visteon’s capital expenditures in 2004 totaled $827 million, compared with $872 million for the same period in 2003. Visteon’s capital spending in each of 2003 and 2004 included spending to fund new construction for consolidation of operations in Southeast Michigan and also to fund IT infrastructure transition and improvements. Visteon anticipates that the facilities’ consolidation will allow us to centralize customer support functions, research and development, and selected business operations. During 2004, Visteon sold $11 million of marketable securities, compared with net sales of securities of $70 million in the same period last year. Other investing cash flows are comprised mainly of proceeds from the sale of fixed assets.
Financing Activities
      Cash provided by financing activities totaled $135 million in 2004, compared with $128 million in the same period in 2003. Financing activities in 2004 include a net increase in debt of $200 million due to the March Notes Sale and April Tender Offer, offset partially by reductions in short term debt and other debt.
      On February 9, 2005, the Visteon Board of Directors elected to suspend the payment of its usual quarterly dividend of $0.06 per share of common stock. The Board evaluates Visteon’s dividend policy quarterly based on all relevant factors.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)
Critical Accounting Policies
      A summary of Visteon’s accounting policies is described in Note 3 to our consolidated financial statements, which is incorporated herein by reference. Critical accounting policies are those that are both most important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments. Our critical accounting policies are considered the following:
Employee Retirement Benefits
      The determination of our obligation and expense for Visteon’s pension and other postretirement benefits, such as retiree healthcare and life insurance, is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 9 of our consolidated financial statements, which is incorporated herein by reference, and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. The expected long-term rate of return for pension assets has been chosen based on historical returns for the different asset classes held by our trusts and our asset allocation. The discount rate is chosen based on market rates for high-quality corporate bonds with maturities closely matched to the timing of projected benefit payments at our September 30 measurement date. The U.S. discount rate assumption for year end 2004 was a weighted average of 6.1%. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. Our market-related value of pension assets reflects changes in the fair value of assets over a five-year period, with a one-third weighting to the most recent year. For postretirement health care and life insurance, as shown in Note 9 of our consolidated financial statements, we extended the time period needed for the health care cost trend rate to reach the ultimate rate from 2009 to 2010. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense.
      The following table illustrates the sensitivity to a change in certain assumptions for Visteon sponsored U.S. pension plans on our funded status and pre-tax pension expense (Visteon-assigned Ford-UAW employees and certain salaried employees are covered by Ford sponsored plans):

Impact on Visteon
sponsored
	Impact on 2005 pre-tax	U.S. Plan 2004
25 basis point change in assumption(a)	pension expense	funded status

decrease in discount rate	+ $6 million	- $48 million
increase in discount rate	- $6 million	+ $48 million
decrease in expected return on assets	+ $2 million
increase in expected return on assets	- $2 million

(a)	Assumes all other assumptions are held constant.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)
     The following table illustrates the sensitivity to a change in the discount rate assumption related to Visteon sponsored U.S. postretirement healthcare and life insurance plans expense (Visteon-assigned Ford-UAW employees and certain salaried employees are covered by Ford sponsored plans):

Impact on Visteon
25 basis point change in	Impact on 2005 pre-tax	sponsored U.S. Plan 2004
assumption(a)	OPEB expense	funded status

decrease in discount rate	+ $6 million	- $44 million
increase in discount rate	- $6 million	+ $44 million

(a)	Assumes all other assumptions are held constant.
     Visteon’s postretirement benefits payable to Ford includes the financial obligation Visteon has to Ford for the cost of providing selected health care and life insurance benefits to Visteon-assigned Ford-UAW hourly employees and certain Visteon salaried employees who retire after July 1, 2000. The health care and pension costs for these employees are calculated using Ford’s assumptions, which are disclosed in Note 9 of our consolidated financial statements. The annual funding requirements related to these employees are discussed further in the section “Pension and Postretirement Benefits.”
Impairment of Long-Lived Assets and Certain Identifiable Intangibles
      Visteon evaluates long-lived assets to be held and used and long-lived assets to be disposed of for potential impairment at the product line level whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Asset groupings at the product line level is considered the lowest level of identifiable cash flows which are largely independent as the December 2003 Ford agreements contractually provide Visteon greater flexibility to make product level decisions, including decisions related to selling or exiting certain businesses. Visteon considers projected future undiscounted cash flows, trends and other circumstances in making such estimates and evaluations. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such factors as future automotive production volumes (primarily for Ford), selling price changes, labor cost changes, material cost changes, productivity and other cost savings and capital expenditures could significantly affect our evaluations.
      During the third quarter of 2004, the Automotive Operations recorded a pre-tax, non-cash impairment write-down of $314 million in costs of sales to reduce the net book value of certain long-lived assets. This write-down was based on an assessment by product line asset group, completed in the third quarter of 2004, of the recoverability of our long-lived assets in light of the challenging environment in which we operate, and included consideration of lower than anticipated current and near term future year Ford North American production volumes and the related impact on our future operating projections. Assets are considered impaired if the book value is greater than the undiscounted cash flows expected from the use of the asset. As a result of this analysis the assets of the steering systems product group were impaired. The write-down was approximately $249 million in North America and $65 million in Europe and was determined on a “held for use” basis. Fair values were determined primarily based on prices for similar groups of assets determined by a third-party valuation firm.

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
Deferred Income Taxes
      Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating loss, tax credit and other carryforwards. Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and in making this evaluation, Visteon considers all available positive and negative evidence, including past results, the existence of cumulative losses in recent periods, and our forecast of taxable income for the current year and future years.
      During the third quarter of 2004, Visteon recorded a non-cash charge of $871 million to establish full valuation allowances against our net deferred tax assets in the U.S. and certain foreign countries. This charge was comprised of $948 million of deferred tax assets as of the beginning of the year, offset partially by a reduction of related tax reserves, previously included in other liabilities, of $77 million.
      In assessing the need for additional valuation allowances during the third quarter of 2004, Visteon considered the impact on our 2004 operating results from Ford’s lower than expected North American production estimates for the fourth quarter and full year 2004, as well as increased steel and fuel costs, which we have not been able to recover fully, and delays in the benefits that were expected to be achieved from labor strategies, such as flowbacks and plant-level operating agreements. In light of these developments, we determined that Visteon would likely not achieve its forecast of 2004 taxable earnings in the U.S. We concluded, in light of this negative evidence and the uncertainty as to the timing of when we would be able to generate the necessary level of taxable earnings to recover our net deferred tax assets in the U.S., that a full valuation allowance against these deferred tax assets was required in the third quarter of 2004. Additionally, we concluded that additional valuation allowances were required for deferred tax assets in certain other foreign countries where recoverability was also considered uncertain. In reviewing our results for the fourth quarter of 2004 and our forward-year outlook, we concluded that there were no further changes to our previous assessments as to the realizability of our deferred tax assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)
      Visteon’s provision for income taxes for 2004 includes a benefit of $42 million recorded in the fourth quarter to reduce our deferred tax asset valuation allowance to offset a related reduction in our net deferred tax assets. This reduction in our net deferred tax assets was the result of certain U.S. tax adjustments related primarily to foreign currency movements that were recorded through other comprehensive income during the fourth quarter. In addition, Visteon’s provision for income taxes for 2004 includes $136 million of income tax expense primarily related to foreign countries whose results continue to be tax-effected due to their ongoing profitability. As more fully described in Note 7 to our consolidated financial statements, at December 31, 2004, Visteon’s consolidated balance sheet reflects a net deferred tax liability of $125 million after valuation allowances.
      During the fourth quarter 2003, Visteon recorded a non-cash charge of $431 million to establish partial valuation allowances against our deferred tax assets in the U.S. and full valuation reserves for certain foreign countries as of the end of 2003. As more fully described in Note 7 to our consolidated financial statements, at December 31, 2003, Visteon’s consolidated balance sheet reflects a net deferred tax asset of $860 million after valuation allowances.
      Going forward, the need to maintain valuation allowances against our deferred tax assets in the U.S. and other affected countries will cause variability in our quarterly and annual effective tax rates. Visteon will maintain full valuation allowances against our deferred tax assets in the U.S. and applicable foreign countries, which include the U.K. and Germany, until sufficient positive evidence exists to reduce or eliminate them.
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

                RESULTS OF OPERATIONS — (Continued)
Product Recalls
      Product recall accruals are made related to our potential financial participation in our customers’ actions to provide remedies related primarily to safety concerns as a result of actual or threatened regulatory or court actions or Visteon’s determination of the potential for such actions. Our reserves for product recalls include the expected costs to be incurred by Visteon related to these actions. As part of our spin-off from Ford, Visteon and Ford agreed on a division of liabilities including liabilities related to product recalls. Visteon and Ford agreed on a division of responsibility for recall matters as follows: (a) Ford will retain liability for all recall claims that involve parts made or sold by Visteon for 1996 or earlier model year Ford vehicles, (b) Visteon is liable for all recall claims that involve parts made or sold by Visteon for 1997 or later model year Ford vehicles in accordance with Ford’s global standard purchase order terms as applied to other Tier 1 suppliers, and (c) Visteon has assumed all responsibility for recall claims relating to parts made or sold by Visteon to any non-Ford customers. Visteon accrues for recall claims for products sold based on management estimates, with support from our sales, engineering, quality and legal activities, of the amount that eventually will be required to settle such claims. This accrual, which is reviewed in detail on a regular basis, is based on several factors, including the terms of Visteon’s master transfer agreement with Ford, past experience, current claims, industry developments and various other considerations. Additionally, costs of sales in 2004 were reduced by $49 million related to an adjustment made to a product recall accrual as a result of settling a product recall claim.
New Accounting Standards and Accounting Changes
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123-R”), “Share-Based Payments.” This revised statement requires the fair-value based method to be used and eliminates the alternative use of the intrinsic value method. Requirements of SFAS 123-R are effective as of the beginning of the first annual interim period that begins after June 15, 2005. Visteon does not expect the requirements of SFAS 123-R to have a material effect on Visteon’s results of operations as, starting January 1, 2003, Visteon began expensing the fair value of stock-based awards, including stock options, granted to employees pursuant to the original provisions of SFAS 123.
      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Visteon has not determined the effect of SFAS 151.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)
      In December 2003, the FASB issued revised Interpretation No. 46 (“FIN 46-R”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46-R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Application of FIN 46-R was required during the fourth quarter of 2003 for interests in structures that are commonly referred to as special-purpose entities and for all other types of variable interest entities in the first quarter of 2004. The effect of applying the consolidation provisions of FIN 46-R on Visteon’s results of operations or financial position as of December 31, 2004 was not significant.
      In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) (“SFAS 132-R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revised statement expands financial statement disclosures for defined benefit plans related to plan assets, investment policies, future benefit payments and plan contributions. Certain disclosure requirements of SFAS 132-R were effective for the year ended December 31, 2003. Additional annual and interim disclosure requirements were effective during the year ended December 31, 2004.
Cautionary Statement regarding Forward-Looking Information
      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. Visteon’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements, including, but not limited to, the following:

•	Visteon’s ability to satisfy its future capital and liquidity requirements; Visteon’s ability to access the credit and capital markets at the times and in the amounts needed and on terms acceptable to Visteon, which is influenced by Visteon’s credit ratings (which have declined in the past and could decline further in the future); Visteon’s ability to comply with financial covenants applicable to it; and the continuation of acceptable supplier payment terms.

•	Visteon’s ability to satisfy its pension and other post-employment benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost effective basis.

•	Visteon’s dependence on Ford, and our ability to make necessary strategic and structural changes to our U.S. business to achieve a sustainable and competitive business, including immediately addressing the cost structure of our legacy operations in a highly competitive and challenging market.

•	Visteon’s ability to reach an acceptable agreement with Ford that implements strategic and structural changes necessary to achieve a sustainable and competitive business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)

•	Changes in vehicle production volume of our customers in the markets where we operate, and in particular changes in Ford’s North American vehicle production volume and platform mix.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers, particularly its largest customer, Ford.

•	Visteon’s ability to profitably win new business from customers other than Ford and to maintain current business with, and win future business from, Ford, and, Visteon’s ability to realize expected sales and profits from new business.

•	Increases in commodity costs or disruptions in the supply of commodities, including steel, resins, fuel and natural gas.

•	Visteon’s ability to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, improve its operating performance; to achieve the benefits of its restructuring activities;and to recover engineering and tooling costs.

•	Visteon’s ability to compete favorably with automotive parts suppliers with lower cost structures and greater ability to rationalize operations; and to exit non-performing businesses on satisfactory terms, particularly due to limited flexibility under existing labor agreements.

•	Visteon’s ability to streamline and focus its product portfolio; and to sustain technological competitiveness.

•	Visteon’s ability to reduce its cost structure by, among other things, reducing the number of Ford-UAW workers assigned to work at Visteon locations.

•	Restrictions in labor contracts with unions, and with the UAW in particular, that significantly restrict Visteon’s ability to close plants, divest unprofitable, noncompetitive businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Legal and administrative proceedings, investigations and claims, including shareholder class actions, SEC inquiries, product liability, warranty, environmental and safety claims, and any recalls of products manufactured or sold by Visteon.

•	Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system, or fuel prices and supply.

•	The cyclical and seasonal nature of the automotive industry.

•	Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.

•	Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.

•	Delays in completing Visteon’s transition to an information technology environment that is separate from Ford’s environment and Visteon’s ability to transition to new information technology systems and applications, which could have an effect on Visteon’s internal control over financial reporting.

•	Other factors, risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.
      These risks and uncertainties are not the only ones facing Visteon. Additional risks and uncertainties not presently known to Visteon or currently believed to be immaterial also may adversely affect Visteon. Any risks and uncertainties that develop into actual events could have material adverse effects on Visteon’s business, financial condition and results of operations. For these reasons, do not place undue reliance on our forward-looking statements. Visteon does not intend or assume any obligation to update any of these forward-looking statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Visteon is exposed to market risks from changes in currency exchange rates, interest rates and certain commodity prices. To reduce Visteon’s exposure to these risks, we use a combination of cost sourcing arrangements with customers and suppliers and financial derivatives. We maintain risk management controls to monitor the risks and the related hedging. Derivative positions are examined using analytical techniques such as market value and sensitivity analysis. Derivative instruments are not used for speculative purposes, as per clearly defined risk management policies.
Foreign Currency Risk
      Visteon’s net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, payments to suppliers in currencies other than what the product is sold for and from financing transactions with subsidiaries. Visteon’s on-going solution is to reduce the exposure through operating actions. We use foreign exchange forward contracts to manage a portion of our exposure.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

      Visteon’s primary foreign exchange exposure includes the Mexican peso, euro, Canadian dollar and Czech koruna. Because of the mix between our costs and our revenues in various regions, we are exposed generally to weakening of the euro and to strengthening of the Mexican peso, Canadian dollar and Czech koruna. For transactions in these currencies, Visteon utilizes a strategy of partial coverage. As of December 31, 2004, our coverage for projected net inflows/outflows of these currencies was about 45% for 2005.
      As of December 31, 2004 and 2003, the net fair value of financial instruments with exposure to currency risk was an asset of $18 million and a liability of $10 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $72 million and $81 million as of December 31, 2004 and 2003, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of our financial derivatives. It is important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying exposures being hedged.
Interest Rate Risk
      As of December 31, 2004 and 2003, the net fair value of interest rate swaps was an asset of $2 million and $15 million, respectively. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $16 million and $10 million as of December 31, 2004 and 2003, respectively. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $6 million and $5 million as of December 31, 2004 and 2003, respectively. This analysis may overstate the adverse impact on net interest expense because of the short-term nature of our interest bearing investments.
Commodity Risk
      Steel products and plastics resins are purchased for various uses but are not hedged due to the lack of acceptable hedging instruments in the market. Visteon’s exposures to steel and resin price changes are attempted to be addressed through negotiations with our suppliers and our customers although there can be no assurance that Visteon will not have to absorb any or all price increases and/or surcharges. Steel material surcharges in 2004 were significant, and we expect increased raw material cost pressure for steel and resins. When and if acceptable hedging instruments for steel and plastics resins are available in the market, management will determine at that time if financial hedging is appropriate, depending upon Visteon’s exposure level at that time, the effectiveness of the financial hedge and other factors.
      Visteon is exposed to market risks from changes in the price of non-ferrous metals. Visteon’s exposure to non-ferrous metals is primarily related to the aluminum and copper content of some products. In the case of copper, Visteon reduces its short-term exposure to changes in prices through the use of financial derivatives. As of December 31, 2004 and 2003, the net fair value of copper derivatives was an asset of $4 million and $2 million, respectively, and the potential loss in fair value from a 10% adverse change in quoted prices would be $1 million and $2 million, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

      Natural gas is a commodity Visteon uses in its manufacturing processing, related primarily to glass production, as well as for heating our facilities. Uncertainty in both supply and demand for this commodity has led to price instability over the last three years. As of December 31, 2004, Visteon has locked in pricing on about 65% of its projected usage for 2005, through financial derivatives. As of December 31, 2004 and 2003, the net fair value of natural gas derivatives was an asset of $5 million and $9 million, respectively. The potential loss in fair value of these derivative contracts from a 10% adverse change in quoted prices would be approximately $6 million and $5 million at December 31, 2004 and 2003, respectively.
      Ford accepts all market price risk for purchases of precious metals (for catalytic converter production). As a result, we presently do not enter into financial derivatives to hedge these potential exposures.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Our consolidated financial statements, the accompanying notes and the report of independent registered public accounting firm that are filed as part of this Report are listed under Item 15, “Exhibits and Financial Statement Schedules,” and are set forth on pages 58 through 119 of this Annual Report on Form 10-K.
      Selected quarterly financial data for us and our consolidated subsidiaries for 2004 and 2003 are presented in Note 21 of our consolidated financial statements on page 116-117 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
      Visteon maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports Visteon files or submits under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Visteon’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9A. CONTROLS AND PROCEDURES — (Continued)
      As required by Rule 13a-15 under the Securities Exchange Act, Visteon carried out an evaluation, under the supervision and with the participation of Visteon’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based upon this evaluation as of December 31, 2004, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below related to the weaknesses in our internal control over financial reporting. To address the control weaknesses described below, Visteon performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
(b) Management’s Report on Internal Control over Financial Reporting
      The management of Visteon is responsible for establishing and maintaining adequate internal control over financial reporting. Visteon’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
      The management of Visteon has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, Visteon’s management used the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      Management’s assessment identified the following material weaknesses in the company’s internal control over financial reporting.

•	Accounting for Employee Postretirement Health Care Benefits

As of December 31, 2004, the Company did not maintain effective controls over the accounting for amendments to U.S. postretirement health care benefit plans. Specifically, controls to determine that such amendments were reviewed and all necessary actions were implemented, including communications to affected employees, prior to recognizing the accounting treatment in Visteon’s consolidated financial statements, were not effective. This control deficiency resulted in an adjustment to our fourth quarter financial results, and resulted in the restatement of Visteon’s consolidated financial statements for 2002 and 2003 and for the first, second and third quarters of 2004.

ITEM 9A. CONTROLS AND PROCEDURES — (Continued)

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

As of December 31, 2004, the Company did not maintain effective controls to ensure that there was appropriate support and documentation of either ownership or an enforceable agreement for reimbursement of expenditures at the time of the initial recording of incurred tooling costs. Further, controls over periodic review, assessment and timely resolution of tooling costs, related aged accounts receivable balances and potential overruns to customer-authorized reimbursement levels were not effective. This control deficiency resulted in the misstatement of Visteon’s consolidated financial statements for each of the years 2000 through 2003 and the second and third quarters of 2004 because of costs that either should have been expensed as incurred or capitalized and amortized to expense over the terms of the related supply agreement.

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
      Based on our assessment under the criteria discussed above, management has concluded that, as of December 31, 2004, the company’s internal control over financial reporting is not effective as a result of the effect of the above material weaknesses on the achievement of the control criteria.

ITEM 9A. CONTROLS AND PROCEDURES — (Continued)
      Management’s assessment of the effectiveness of Visteon’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 58 to 61 of this report.
(c) Planned Remediation Efforts to Address Material Weaknesses
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
      Further, Visteon’s remediation plans include enhanced training to relevant personnel and the strengthening of existing controls regarding determinations, and supporting documentation for, the valuation and rights and obligations relating to deferred costs for tools used in production. Additionally, Visteon plans to implement additional controls over the complete and timely review of these items and the associated accounts, including monthly reviews of aging of unbilled items.
(d) Changes in Internal Control Over Financial Reporting
      There have been no changes in Visteon’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Visteon’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
      On March 10, 2005, the Organization and Compensation Committee (the “Compensation Committee”) of the Board of Directors of Visteon approved the performance criteria and relative weighting of each criterion that will be used to determine awards to eligible employees pursuant to the annual incentive program for the 2005 fiscal year (the “2005 Annual Incentive”) and the long-term incentive program for the 2005-2007 performance period (the “2005-2007 Long-Term Incentive”), each in accordance with the terms of the Visteon Corporation 2004 Incentive Plan (the “Incentive Plan”).

ITEM 9B. OTHER INFORMATION — (Continued)
      Pursuant to the 2005 Annual Incentive, certain key employees are eligible to receive a cash bonus based on Visteon’s financial performance relative to a target profit before tax metric and a target free cash flow metric. 75% of each eligible employee’s award will be based on the profit before tax metric and 25% will be based on the free cash flow metric. The following table sets forth the 2005 Annual Incentive opportunity for those current executive officers of Visteon that are expected to appear as the “named executive officers” in Visteon’s 2005 proxy statement (the “Named Executives”):

Target
2005 Annual Incentive Award as
Name and Position	a Percentage of Base Salary(1)

Michael F. Johnston	110%
President and Chief Executive Officer
James C. Orchard	70%
Executive Vice President and President, North America
James F. Palmer	70%
Executive Vice President and Chief Financial Officer
Dr. Heinz Pfannschmidt	65%
Executive Vice President and President, Europe & South America

(1)	Payments will be based on the base salary of the recipient as of December 31, 2005. Final payments may be adjusted based on the recipient’s achievement of individual performance goals. There is no maximum limit on the amount that may be paid in respect of a 2005 Annual Incentive award, except that the Incentive Plan limits the amount payable in respect of all performance cash awards to any Named Executive during a calendar year to $10 million.
     The 2005-2007 Long-Term Incentive is comprised of several components designed to retain key employees and to further align the interests of employees with Visteon’s long-term business objectives and the interests of stockholders. For officers of Visteon, 25% of their total 2005-2007 Long-Term Incentive opportunity is awarded in the form of stock options and an additional 25% of the total is awarded in the form of restricted stock units. As a result, on March 10, 2005, Visteon granted stock options, with an exercise price equal to the fair market value of Visteon’s common stock on such date and vesting ratably over three years, and restricted stock units, which will be paid in cash following the conclusion of the three-year performance period based on the fair market value of Visteon’s common stock on such date, to each of the Named Executives. In addition, 25% of the total 2005-2007 Long-Term Incentive opportunity is awarded in the form of a cash bonus that will be paid to eligible employees in three approximately equal installments in each of 2006, 2007 and 2008 so long as such employees continue to be employees in good standing on such dates. 12.5% of the total 2005-2007 Long-Term Incentive opportunity is awarded in the form of a cash bonus based on Visteon’s financial performance relative to a target return on assets metric at the end of the 2005-2007 performance period. Finally, 12.5% of the total 2005-2007 Long-Term Incentive opportunity is awarded in the form of a cash bonus based on Visteon’s performance relative to a target product quality metric at the end of the 2005-2007 performance period. The following table sets forth the total 2005-2007 Long-Term Incentive opportunity for the Named Executives:

ITEM 9B. OTHER INFORMATION — (Continued)

Target
2005-2007 Long-Term Incentive Award
Name and Position	as a Percentage of Base Salary(1)

Michael F. Johnston	550%
President and Chief Executive Officer
James C. Orchard	215%
Executive Vice President and President, North America
James F. Palmer	300%
Executive Vice President and Chief Financial Officer
Dr. Heinz Pfannschmidt	190%
Executive Vice President and President, Europe & South America

(1)	Cash payments will be based on the base salary of the recipient as of December 31 of the fiscal year preceding payment. There is no maximum limit on the amount that may be paid in respect of the performance-based cash bonus components of a 2005-2007 Long-Term Incentive award, except that the Incentive Plan limits the amount payable in respect of all performance cash awards to any Named Executive during a calendar year to $10 million.
     In addition, on March 10, 2005, Visteon entered into a Resignation Agreement (the “Resignation Agreement”) and Consulting Agreement (the “Consulting Agreement”) with Stacy L. Fox, Senior Vice President, General Counsel and Secretary of Visteon. The Resignation Agreement provides for the terms of Ms. Fox’s resignation from regular employment with Visteon and its affiliates effective as of March 31, 2005. Pursuant to the Resignation Agreement, Visteon will pay Ms. Fox a severance payment of $1.36 million and accelerate the vesting date relating to 43,000 shares of restricted stock previously awarded to Ms. Fox under the Incentive Plan. The foregoing payment and acceleration are in lieu of any other incentive compensation amounts or bonus previously awarded to Ms. Fox that have not been paid. Ms. Fox also agreed to release any claims she may have against Visteon or its affiliates and agents, continue to maintain the confidentiality of Visteon’s information and refrain from soliciting or hiring employees of Visteon or its subsidiaries.
      Pursuant to the Consulting Agreement, Ms. Fox has agreed to provide consulting services and other assistance as may be required or requested by Visteon’s executives, attorneys and/or other representatives, up to a maximum of 160 hours per month. Ms. Fox will receive a retainer of $40,000 per month (which will be reduced by amounts Ms. Fox earns from other employment during the term of the agreement), as well as reimbursement for travel and business expenses reasonably incurred. The term of the agreement commences on April 1, 2005 and continues until December 31, 2005, except that the agreement may be terminated by Ms. Fox at any time upon at least 15 days’ notice (including upon the commencement of certain other full-time positions), or by Visteon for cause (as defined in the Consulting Agreement).
      The terms of the Resignation Agreement and the Consulting Agreement were approved by the Compensation Committee. Pursuant to the Resignation Agreement, all prior agreements between Visteon and Ms. Fox, whether oral or written, are being terminated effective as of Ms. Fox’s resignation, except for certain stock option award agreements and arrangements under Visteon’s Pension Plan, Investment Plan and Deferred Compensation Plan. The description of the above-referenced documents does not purport to be complete and is qualified in its entirety by reference to the complete text of the documents referred to above, copies of which are filed as Exhibits 10.36 and 10.37 hereto and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Except as set forth herein, the information required by Item 10 regarding our directors is incorporated by reference from the information under the captions “Item 1. Election of Directors,” “Corporate Governance — Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 Proxy Statement. The information required by Item 10 regarding our executive officers appears as Item 4A under Part I of this Annual Report on Form 10-K.
      Visteon has adopted a code of ethics, as such phrase is defined in Item 406 of Regulation S-K, that applies to all directors, officers and employees of Visteon and its subsidiaries, including the Chairman, the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and the Vice President and Chief Accounting Officer. The code, entitled “A Pledge of Integrity,” is available on our website at www.visteon.com.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by Item 11 is incorporated by reference from the information under the captions “Item 1. Election of Directors,” “Organization and Compensation Committee Report on Executive Compensation,” “Executive Compensation” and “Stock Performance Graph” in our 2005 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by Item 12 is incorporated by reference from the information under the caption “Stockholdings” in our 2005 Proxy Statement.
      The following table summarizes information as of December 31, 2004 relating to our equity compensation plans pursuant to which grants of stock options, stock appreciation rights, stock rights, restricted stock, restricted stock units and other rights to acquire shares of our common stock may be made from time to time.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS — (Continued)

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to Be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (excluding
	Outstanding Options,	Options, Warrants	securities reflected in
	Warrants and Rights	and Rights	column(a))
Plan Category	(a)(1)	(b)	(c)(2)

Equity compensation plans approved by security holders	14,167,424	$11.24	1,976,655
Equity compensation plans not approved by security holders	—	—	—

Total	14,167,424		1,976,655

(1)	Excludes 4,179,803 unvested shares of restricted common stock issued pursuant to the Visteon Corporation 2004 Incentive Plan. Also excludes stock appreciation rights and restricted stock units issued pursuant to the Visteon Corporation 2004 Incentive Plan and Employees Equity Incentive Plan that by their terms may only be settled in cash.

(2)	Excludes an indefinite number of securities that may be awarded under the Visteon Corporation Restricted Stock Plan for Non-Employee Directors. Such Plan provides for an annual, automatic grant of 3,000 restricted shares or stock units to each non-employee director of Visteon. There is no maximum number of securities that may be issued under this Plan, however, the Plan will terminate on May 9, 2011 unless earlier terminated by the Board of Directors. This Plan was approved by stockholders on May 9, 2001.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by Item 14 is incorporated by reference from the information under the captions “Audit Fees” and “Audit Committee Pre-Approval Processes and Policies” in our 2005 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page No.

(a)	1.	Consolidated Financial Statements
		Report of Independent Registered Public Accounting Firm	58
		Consolidated Statement of Operations for the years ended December 31, 2004, 2003 and 2002 — Restated	62
		Consolidated Balance Sheet at December 31, 2004 and 2003 — Restated	63
		Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002 — Restated	64
		Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002 — Restated	65
		Notes to Financial Statements — Restated	66
	2.	Financial Statement Schedule
		Schedule of Valuation and Qualifying Accounts — Restated	119
	3.	Exhibits
		Refer to the “Exhibit Index” on pages 120-123 of this report

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
      We have completed an integrated audit of Visteon Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Visteon Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 17 to the consolidated financial statements, during 2004 the Company changed its method of determining the cost of certain inventories from the last-in, first-out method to the first-in, first-out method. The consolidated financial statements presented for 2003 and 2002 have been adjusted to give retroactive effect to the change. In addition, as discussed in Note 17 to the consolidated financial statements, the Company changed its method of accounting for goodwill resulting from its adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.
      As discussed in Note 2 to the consolidated financial statements, the Company restated its December 31, 2003 and December 31, 2002 financial statements.

Internal control over financial reporting
      Also, we have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Visteon Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses relating to accounting for employee postretirement health care benefits and accounting for costs incurred for tools used in production, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

• Accounting for Employee Postretirement Health Care Benefits. As of December 31, 2004, the Company did not maintain effective controls over the accounting for amendments to U.S. postretirement health care benefit plans. Specifically, controls to determine that such amendments were reviewed and all necessary actions were implemented, including communications to affected employees, prior to recognizing the accounting treatment in Visteon’s consolidated financial statements, were not effective. This control deficiency resulted in an adjustment to Visteon’s fourth quarter financial results, and resulted in the restatement of Visteon’s consolidated financial statements for 2002 and 2003 and for the first, second and third quarters of 2004.

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

• Accounting for Costs Incurred for Tools Used in Production. As of December 31, 2004, the Company did not maintain effective controls to ensure that there was appropriate support and documentation of either ownership or an enforceable agreement for reimbursement of expenditures at the time of the initial recording of incurred tooling costs. Further, controls over periodic review, assessment and timely resolution of tooling costs, related aged accounts receivable balances and potential overruns to customer-authorized reimbursement levels were not effective. This control deficiency resulted in the misstatement of Visteon’s consolidated financial statements for each of the years 2000 through 2003 and the second and third quarters of 2004 because of costs that either should have been expensed as incurred or capitalized and amortized to expense over the terms of the related supply agreement.

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
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those financial statements.

      In our opinion, management’s assessment that Visteon Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Visteon Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
March 16, 2005

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	December 31,

	2004	2003	2002

		Restated	Restated
	(in millions, except
	per share amounts)
Sales (Notes 3 and 14)
Ford and affiliates	$13,015	$13,475	$14,779
Other customers	5,642	4,185	3,616

Total sales	18,657	17,660	18,395
Costs and expenses (Notes 3, 14 and 16)
Costs of sales	18,111	17,818	17,608
Selling, administrative and other expenses	994	1,008	893

Total costs and expenses	19,105	18,826	18,501
Operating (loss)	(448)	(1,166)	(106)
Interest income	19	17	23
Debt extinguishment cost (Note 10)	11	—	—
Interest expense	104	94	103

Net interest expense and debt extinguishment cost	(96)	(77)	(80)
Equity in net income of affiliated companies (Note 3)	45	55	44

(Loss) before income taxes, minority interests and change in accounting	(499)	(1,188)	(142)
Provision (benefit) for income taxes (Note 7)	965	(10)	(67)

(Loss) before minority interests and change in accounting	(1,464)	(1,178)	(75)
Minority interests in net income of subsidiaries	35	29	28

(Loss) before change in accounting	(1,499)	(1,207)	(103)
Cumulative effect of change in accounting, net of tax (Note 17)	—	—	(265)

Net (loss)	$(1,499)	$(1,207)	$(368)

Basic and diluted (loss) per share (Note 3)
Before cumulative effect of change in accounting	$(11.96)	$(9.59)	$(0.81)
Cumulative effect of change in accounting	—	—	(2.07)

Basic and diluted	$(11.96)	$(9.59)	$(2.88)

Cash dividends per share	$0.24	$0.24	$0.24
The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,

	2004	2003

		Restated
	(in millions)
Assets
Cash and cash equivalents	$752	$953
Marketable securities	—	3

Total cash and marketable securities	752	956
Accounts receivable – Ford and affiliates	1,255	1,175
Accounts receivable – other customers	1,285	1,185

Total receivables, net (Notes 3 and 4)	2,540	2,360
Inventories (Note 5)	889	852
Deferred income taxes (Note 7)	51	163
Prepaid expenses and other current assets	212	143

Total current assets	4,444	4,474
Equity in net assets of affiliated companies	227	215
Net property (Note 6)	5,303	5,365
Deferred income taxes (Note 7)	132	700
Other assets	203	270

Total assets	$10,309	$11,024

Liabilities and Stockholders’ Equity
Trade payables	$2,403	$2,270
Accrued liabilities (Note 8)	894	930
Income taxes payable	38	31
Debt payable within one year (Note 10)	508	351

Total current liabilities	3,843	3,582
Long-term debt (Note 10)	1,513	1,467
Postretirement benefits other than pensions (Note 9)	639	515
Postretirement benefits payable to Ford (Note 9)	2,135	2,090
Deferred income taxes (Note 7)	296	3
Other liabilities (Note 8)	1,476	1,505

Total liabilities	9,902	9,162
Stockholders’ equity
Capital stock (Note 11)
Preferred stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 130 million and 131 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,380	3,358
Accumulated other comprehensive income (loss)	5	(54)
Other	(26)	(19)
Accumulated deficit	(3,083)	(1,554)

Total stockholders’ equity	407	1,862

Total liabilities and stockholders’ equity	$10,309	$11,024

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,

	2004	2003	2002

		Restated	Restated
	(in millions)
Cash and cash equivalents at January 1	$953	$1,204	$1,024
Cash flows provided by operating activities (Note 18)	418	363	1,103
Cash flows from investing activities
Capital expenditures	(827)	(872)	(725)
Acquisitions and investments in joint ventures, net	—	(4)	—
Purchases of securities	—	(48)	(508)
Sales and maturities of securities	11	118	588
Other	34	25	36

Net cash used in investing activities	(782)	(781)	(609)
Cash flows from financing activities
Commercial paper (repayments), net	(81)	(85)	(194)
Other short-term debt, net	(20)	55	45
Proceeds from issuance of other debt, net of issuance costs	576	238	115
Repurchase of unsecured debt securities (Note 10)	(269)	—	—
Principal payments on other debt	(32)	(121)	(245)
Purchase of treasury stock	(11)	(5)	(24)
Cash dividends	(31)	(31)	(31)
Other, including book overdrafts	3	77	(4)

Net cash provided by (used in) financing activities	135	128	(338)
Effect of exchange rate changes on cash	28	39	24

Net (decrease) increase in cash and cash equivalents	(201)	(251)	180

Cash and cash equivalents at December 31	$752	$953	$1,204

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Earnings
			Capital	Retained for		Other
			In	Use in	Accumulated
	Common Stock		Excess	Business	Other		Unearned
			of Par	(Accumulated	Comprehensive	Treasury	Stock
	Shares	Amount	Value	Deficit)	Income (Loss)	Stock	Compensation	Total

	(in millions)
Year Ended December 31, 2002 (Restated)
Beginning balance	131	$131	$3,381	$82	$(197)	$(9)	$(16)	$3,372
Comprehensive (loss)
Net (loss)				(368)				(368)
Other comprehensive income (Note 12)					53			53

Comprehensive (loss)								(315)
Purchase of treasury stock						(24)		(24)
Deferred stock-based compensation						16	(16)	—
Amortization and adjustment of deferred stock- based compensation, net			(13)			(1)	17	3
Cash dividends				(31)				(31)

Ending balance	131	$131	$3,368	$(317)	$(144)	$(18)	$(15)	$3,005

Year Ended December 31, 2003 (Restated)
Beginning balance	131	$131	$3,368	$(317)	$(144)	$(18)	$(15)	$3,005
Comprehensive (loss)
Net (loss)				(1,207)				(1,207)
Other comprehensive income (Note 12)					90			90

Comprehensive (loss)								(1,117)
Purchase of treasury stock						(5)		(5)
Deferred stock-based compensation			(4)			20	(16)	—
Amortization and adjustment of deferred stock- based compensation, net			(6)			2	13	9
Cash dividends				(30)				(30)

Ending balance	131	$131	$3,358	$(1,554)	$(54)	$(1)	$(18)	$1,862

Year Ended December 31, 2004
Beginning balance	131	$131	$3,358	$(1,554)	$(54)	$(1)	$(18)	$1,862
Comprehensive (loss)
Net (loss)				(1,499)				(1,499)
Other comprehensive income (Note 12)					59			59

Comprehensive (loss)								(1,440)
Purchase of treasury stock						(11)		(11)
Deferred stock-based compensation						2	(2)	—
Shares Issued for stock options exercised			(1)			5		4
Amortization and adjustment of deferred stock- based compensation, net			23			(12)	11	22
Cash dividends				(30)				(30)

Ending balance	131	$131	$3,380	$(3,083)	$5	$(17)	$(9)	$407

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1.	Background and Basis of Presentation
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
      Visteon and Ford have entered into a series of agreements outlining the business relationship between the two companies following the spin-off which are further discussed in Note 14 of our consolidated financial statements.
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
      In addition, these financial statements have been restated to reflect Visteon’s change in the method of determining the cost of production inventory for U.S. locations from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. Prior to the fourth quarter of 2004, production inventories in the U.S. were valued substantially using the LIFO method. During the fourth quarter of 2004, Visteon changed the method of determining the cost of production inventory for U.S. locations from the LIFO method to the FIFO method. Visteon believes the FIFO method of inventory costing provides more meaningful information to investors and conforms all inventories to the same FIFO basis. As a result, all inventories are now stated at the lower of cost, determined on a FIFO basis, or market. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes”, a change from the LIFO method of inventory costing to another method is considered a change in accounting principle that should be applied by retroactively restating all prior periods.
      As a result of the restatement, originally reported net loss increased by $81 million for the nine months ended September 30, 2004, decreased originally reported net loss by $6 million for the year ended December 31, 2003 and increased originally reported net loss by $16 million for the year ended December 31, 2002. The restatement increased originally reported net loss per share by $0.64 for the nine months ended September 30, 2004, decreased originally reported net loss per share by $0.06 for the year ended December 31, 2003 and increased originally reported net loss per share by $0.13 for the year ended December 31, 2002.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Restatement of Financial Statements — (Continued)
      The following table summarizes the impact of these adjustments to Visteon’s previously reported net loss. These adjustments impacted previously reported costs of sales, selling, administrative and other expenses and income tax expense on the statement of operations.

	First Nine Months	Year Ended
		December 31,
	(unaudited)
	2004	2003	2002

	(in millions)
Net (loss), as originally reported	$(1,299)	$(1,213)	$(352)
Accounting corrections for postretirement health care costs and pension costs (pre-tax)(1)	(28)	(29)	(21)
Accounting corrections for tooling costs (pre-tax) (2)	(2)	(5)	(4)
Accounting corrections for capital equipment costs (pre-tax)(3)	(4)	(7)	—
Accounting corrections for inventory costs (pre-tax) (4)	—	—	9
Tax impact of above(5)	—	(13)	6
Accounting correction for taxes(6)	(39)	32	—
Accounting correction for taxes(7)	(8)	(8)	—

Net (loss), adjusted for impact of error corrections	(1,380)	(1,243)	(362)
Accounting for change in inventory cost methodology (pre-tax)(8)	—	3	(9)
Tax impact of change in inventory cost methodology (8)	—	33	3

Net (loss), as restated	$(1,380)	$(1,207)	$(368)

(1)	Effective in January 2002, Visteon amended its retiree health care benefits plan for certain of its U.S. employees. Effective in January 2004, a Visteon wholly owned subsidiary amended its retiree health care benefits plan for its U.S. employees. These amendments changed the eligibility requirements for participants in the plans. As a result of these amendments, Visteon changed the expense attribution periods, which eliminated cost accruals for younger employees and increased accrual rates for older participating employees. Prior to these amendments, Visteon accrued for the cost of the benefit from a participating employee’s date of hire, regardless of age. Visteon determined that these benefit changes were not properly communicated to affected employees pursuant to the requirements of Statement of Financial Accounting Standards No. 106 and that such expense reductions should not have been recorded. Further, analysis of the annual United Kingdom pension valuation identified pension expenses related to special termination benefits provided under Visteon’s European Plan for Growth which were not fully recognized in the period in which those benefits were accepted by employees ($4 million in the first nine months of 2004 and $5 million in 2003). Lastly, amounts for 2002 include $1 million in additional postretirement health care expense at one of Visteon’s foreign locations that was not recognized. The impact of the correction of these errors increased net loss by approximately $28 million ($0.22 per share), $37 million ($0.29 per share) and $13 million ($0.11 per share), for the first nine months of 2004, and the years ended December 31, 2003 and 2002, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Restatement of Financial Statements — (Continued)

(2)	Represents a) additional amortization expense related to $10 million of tooling costs that were misclassified as accounts receivables rather than as a long-term asset with amortization starting in 2001 and, b) $13 million of tooling costs misclassified as accounts receivable related to customer-owned tooling for which there was no contractual agreement for reimbursement or overruns to customer-authorized reimbursement levels and, accordingly, should have been expensed as incurred. The impact of the correction of these errors increased net loss by approximately $2 million ($0.02 per share), $10 million ($0.08 per share) and $3 million ($0.02 per share), for the first nine months of 2004, and the years ended December 31, 2003 and 2002, respectively.

(3)	Represents an adjustment for certain volume related rebates, received from numerous capital equipment suppliers for purchases, which were originally recognized as a reduction to expense. Costs incurred for capital equipment have been adjusted to reflect such discounts as a reduction to long-term assets and to adjust related depreciation and amortization expense. The impact of the correction of these errors increased net loss by approximately $4 million ($0.03 per share) and $7 million ($0.05 per share) for the first nine months of 2004 and for the year ended December 31, 2003, respectively.

(4)	Represents a correction for an inventory costing error during 2000 at one of Visteon’s U.S. plants, which had the effect of reducing costs of sales in 2000 and increasing costs of sales in 2001 and 2002. The impact of the correction of this error decreased net loss by approximately $6 million ($0.04 per share) for the year ended December 31, 2002.

(5)	Represents the deferred tax impact of the pre-tax expense adjustments. The 2003 amount includes an additional $25 million deferred tax expense to adjust the valuation allowance in the fourth quarter of 2003 for the cumulative impact on deferred tax assets of the pre-tax accounting corrections.

(6)	Represents an adjustment to U.S. deferred taxes on undistributed earnings of non-U.S. subsidiaries for the impact of currency fluctuations and the related adjustments to the required deferred tax asset valuation allowance in the fourth quarter of 2003 and the third quarter of 2004. Visteon expects to repatriate earnings of non-U.S. subsidiaries and must provide for the expected U.S. tax impact of the assumed future repatriation, including the impact of currency fluctuations. These deferred tax liability amounts were identified in conjunction with Visteon’s completion of a full analysis and assessment of the accumulated other comprehensive income balances in the second quarter of 2004, including those arising in pre-spin periods, and served to reduce the amount of the deferred tax asset valuation allowance initially recorded in the third quarter of 2004. This adjustment was recorded to fully recognize the tax amounts as they arose in prior periods and to account for the related impact on the deferred tax asset valuation allowances recorded in the fourth quarter of 2003 and the third quarter of 2004. The impact of the correction of these errors increased net loss by approximately $39 million ($0.31 per share) and decreased net loss by $32 million ($0.25 per share) for the first nine months of 2004 and the year ended December 31, 2003, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Restatement of Financial Statements — (Continued)

(7)	Represents accounting corrections to adjust the valuation allowance recorded against Visteon’s deferred tax assets. The 2003 adjustment relates to certain foreign deferred tax assets that had been previously misclassified as accounts receivable, prepaid expenses and other current assets and income taxes payable. The adjustment for the first nine months of 2004 related to the impact of foreign currency exchange rates on Visteon’s U.S. deferred tax liabilities for withholding taxes on unremitted foreign earnings. The impact of the correction of these errors increase net loss by approximately $8 million ($0.06 per share) and $8 million ($0.06 per share) for the first nine months of 2004 and the year ended December 31, 2003, respectively.

(8)	During the fourth quarter of 2004, Visteon changed the method of determining the cost of production inventory for U.S. locations from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. Visteon believes the FIFO method of inventory costing provides more meaningful information to investors and conforms all inventories to the same FIFO basis. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes”, a change from the LIFO method of inventory costing to another method is considered a change in accounting principle that should be applied by retroactively restating all prior periods. The impact of this change in accounting, including a $34 million reduction to the fourth quarter of 2003 non-cash valuation allowance for net deferred tax assets in the U.S., decreased net loss by approximately $36 million ($0.29 per share) for the year ended December 31, 2003 and increased net loss by $6 million ($0.04 per share) for the year ended December 31, 2002.
      In addition to the adjustments described above, sales and costs of sales in the third quarter of 2004 were each reduced by $18 million.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Restatement of Financial Statements — (Continued)
      The following is a summary of the impact of the restatement on the previously issued consolidated statement of operations, consolidated balance sheets and consolidated statement of cash flows included in this filing.
CONSOLIDATED STATEMENT OF OPERATIONS

	First Nine Months		Year Ended December 31,

	2004		2003		2002

	(unaudited)
	As		As		As
	Originally	As	Originally	As	Originally	As
	Reported	Restated	Reported	Restated	Reported	Restated

	(in millions)
Sales
Ford and affiliates	$9,900	$9,900	$13,475	$13,475	$14,779	$14,779
Other customers	4,096	4,078	4,185	4,185	3,616	3,616

Total sales	13,996	13,978	17,660	17,660	18,395	18,395
Costs and expenses
Costs of sales	13,578	13,588	17,786	17,818	17,588	17,608
Selling, administrative and other expenses	722	728	1,002	1,008	888	893

Total costs and expenses	14,300	14,316	18,788	18,826	18,476	18,501
Operating (loss)	(304)	(338)	(1,128)	(1,166)	(81)	(106)
Interest income	14	14	17	17	23	23
Debt extinguishment costs	11	11	—	—	—	—
Interest expense	75	75	94	94	103	103

Net interest expense	(72)	(72)	(77)	(77)	(80)	(80)
Equity in net income of affiliated companies	38	38	55	55	44	44

(Loss) before income taxes, minority interests and change in accounting	(338)	(372)	(1,150)	(1,188)	(117)	(142)
Provision (benefit) for income taxes	933	980	34	(10)	(58)	(67)

(Loss) before minority interests and change in accounting	(1,271)	(1,352)	(1,184)	(1,178)	(59)	(75)
Minority interest in net income of subsidiaries	28	28	29	29	28	28

(Loss) before change in accounting	(1,299)	(1,380)	(1,213)	(1,207)	(87)	(103)
Cumulative effect of change in accounting, net of tax	—	—	—	—	(265)	(265)

Net (loss)	$(1,299)	$(1,380)	$(1,213)	$(1,207)	$(352)	$(368)

Basic and diluted loss per share
Before cumulative effect of change in accounting	$(10.37)	$(11.01)	$(9.65)	$(9.59)	$(0.68)	$(0.81)
Cumulative effect of change in accounting	—	—	—	—	(2.07)	(2.07)

Basic and diluted	$(10.37)	$(11.01)	$(9.65)	$(9.59)	$(2.75)	$(2.88)

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Restatement of Financial Statements — (Continued)
CONSOLIDATED BALANCE SHEET

	December 31,
	2003

	As
	Originally	As
	Reported	Restated

	(in millions)
Assets
Cash and cash equivalents	$953	$953
Marketable securities	3	3

Total cash and marketable securities	956	956
Accounts receivable – Ford and affiliates	1,198	1,175
Accounts receivable – other customers	1,164	1,185

Total receivables	2,362	2,360
Inventories	761	852
Deferred income taxes	163	163
Prepaid expenses and other current assets	168	143

Total current assets	4,410	4,474
Equity in net assets of affiliated companies	215	215
Net property	5,369	5,365
Deferred income taxes	700	700
Other assets	270	270

Total assets	$10,964	$11,024

Liabilities and Stockholders’ Equity
Trade payables	$2,270	$2,270
Accrued liabilities	924	930
Income taxes payable	27	31
Debt payable within one year	351	351

Total current liabilities	3,572	3,582
Long-term debt	1,467	1,467
Postretirement benefits other than pensions	469	515
Postretirement benefits payable to Ford	2,090	2,090
Deferred income taxes	3	3
Other liabilities	1,505	1,505

Total liabilities	9,106	9,162
Stockholders’ equity
Capital stock	131	131
Capital in excess of par value of stock	3,288	3,358
Accumulated other comprehensive (loss)	(21)	(54)
Other	(19)	(19)
Accumulated deficit	(1,521)	(1,554)

Total stockholders’ equity	1,858	1,862

Total liabilities and stockholders’ equity	$10,964	$11,024

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Restatement of Financial Statements — (Continued)
CONSOLIDATED STATEMENT OF CASH FLOWS

	First Nine Months		Year Ended December 31,

	2004		2003		2002

	(unaudited)
	As		As		As
	Originally	As	Originally	As	Originally	As
	Reported	Restated	Reported	Restated	Reported	Restated
	(in millions)
Cash and cash equivalents at January 1	$953	$953	$1,204	$1,204	$1,024	$1,024
Cash flows provided by operating activities	227	223	370	363	1,101	1,103
Cash flows used in investing activities	(552)	(548)	(788)	(781)	(607)	(609)
Cash flows provided by (used in) financing activities	103	103	128	128	(338)	(338)
Effect of exchange rate changes in cash	(2)	(2)	39	39	24	24

Net (decrease) increase in cash and cash equivalents	(224)	(224)	(251)	(251)	180	180

Cash and cash equivalents at December 31	$729	$729	$953	$953	$1,204	$1,204

      Refer to Note 21 for a summary of the impact of the restatement on the 2004 and 2003 quarterly information. In addition, certain amounts in Notes 3, 5, 6, 7, 8, 9, 12, 16, 18 and 20 have been restated to reflect the restatement adjustments described above.

NOTE 3.	Accounting Policies
Principles of Consolidation
      The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries and certain variable interest entities discussed below. Companies that are 20% to 50% owned by Visteon, other than those variable interest entities discussed below, are accounted for on an equity basis. Intra-Visteon transactions have been eliminated in consolidation.
Variable Interest Entities
      In December 2003, the FASB issued revised Interpretation No. 46 (“FIN 46-R”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46-R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Application of FIN 46-R was required during the fourth quarter of 2003 for interests in structures that are commonly referred to as special-purpose entities and for all other types of variable interest entities in the first quarter of 2004. The effect of applying the consolidation provisions of FIN 46-R on Visteon’s results of operations or financial position as of December 31, 2004 was not significant.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Accounting Policies — (Continued)
      From June 30, 2002, a variable interest entity owned by an affiliate of a bank is included in Visteon’s consolidated financial statements. This entity was established in early 2002 to build a leased facility for Visteon to centralize customer support functions, research and development and administrative operations. Construction of the facility was substantially completed in 2004. As of December 31, 2004, this variable interest entity has total assets of $241 million and total liabilities of $255 million.
      As a result of the application of FIN 46-R, from January 1, 2004, the consolidated financial statements include the accounts of Lextron-Visteon Automotive Systems, LLC and MIG-Visteon Automotive Systems, LLC, both joint ventures 49% owned by Visteon or its subsidiaries, that supply integrated cockpit modules and other modules and systems to Nissan. Consolidation of these entities was based on an assessment of the amount of equity investment at risk, the subordinated financial support provided by Visteon, and that Visteon supplies the joint ventures’ inventory. The effect of consolidation on Visteon’s results of operations or financial position as of December 31, 2004 was not significant as substantially all of the joint ventures’ liabilities and costs are related to activity with Visteon. As of December 31, 2004, these variable interest entities have total assets of $81 million and total liabilities of $91 million.
      Vitro Flex, S.A. de C.V., a Mexican corporation, is a joint venture 38% owned by Visteon or its subsidiaries, since spin-off. Vitro Flex manufactures and supplies tempered and laminated glass for use in automotive vehicles. Vitro Flex is considered a variable interest entity under FIN 46-R, however Visteon is not the primary beneficiary of this entity and does not consolidate this entity. In addition to Visteon’s equity investment of about $20 million at December 31, 2004, Visteon’s maximum exposure would include costs that would be incurred if Visteon failed to provide, though 2008, sales orders and/or other competitively-priced business opportunities meeting certain average annual levels (currently about $71 million on an annual basis), mainly based on the venture’s manufacturing capacity. As of December 31, 2004, total assets of this joint venture were about $85 million.
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
Guarantees and Product Warranty
      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. Financial guarantees are further described in Note 10 of our consolidated financial statements.

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

	2004	2003	2002

	(in millions)
Beginning balance	$22	$17	$20
Accruals for products shipped	33	25	16
Accruals for pre-existing warranties (including changes in estimates)	14	(3)	—
Settlements	(28)	(17)	(19)

Ending balance	$41	$22	$17

      Visteon enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate.
Product Recalls
      Visteon accrues for product recall claims related to potential financial participation in customers’ actions to provide remedies related primarily to safety concerns as a result of actual or threatened regulatory or court actions or Visteon’s determination of the potential for such actions. Visteon accrues for recall claims for products sold based on management estimates, with support from our sales, engineering, quality and legal activities, of the amount that eventually will be required to settle such claims. This accrual, which is reviewed in detail on a regular basis, is based on several factors, including contractual arrangements, past experience, current claims, industry developments and various other considerations. Costs of Sales in the third quarter of 2004 were reduced by $49 million related to an adjustment made to product recall accruals as a result of settling a product recall claim.
Other Costs
      Advertising and sales promotion costs are expensed as incurred. Advertising costs were $13 million in 2004, $15 million in 2003 and $17 million in 2002.
      Research and development costs are expensed as incurred and were $896 million in 2004, $913 million in 2003 and $911 million in 2002.
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
(Loss) Per Share of Common Stock
      Basic (loss) per share of common stock is calculated by dividing net (loss) by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. The calculation of diluted (loss) per share takes into account the effect of dilutive potential common stock, such as stock options, and contingently returnable shares, such as restricted stock. Basic and diluted (loss) per share were calculated using the following numbers of shares:

	2004	2003	2002

	(average shares in millions)
Common shares outstanding	129.6	130.4	130.3
Less: Restricted stock outstanding	(4.3)	(4.6)	(2.6)

Basic shares	125.3	125.8	127.7
Net dilutive effect of restricted stock and stock options	—	—	—

Diluted shares	125.3	125.8	127.7

      For 2004, 2003 and 2002, potential common stock of about 3,145,000 shares, 1,020,000 shares and 606,000 shares, respectively, are excluded from the calculation of diluted (loss) per share because the effect of including them would have been antidilutive due to the losses incurred during those periods. In addition, options to purchase 8,730,000 shares of common stock at exercise prices ranging from $10 per share to $22 per share were outstanding for 2004 but were not included in the computation of diluted (loss) per share because the options’ exercise price was greater than the average market price of the common shares. The options expire at various dates between 2009 and 2012.
Derivative Financial Instruments
      Visteon has operations in every major region of the world and is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices. These financial exposures are monitored by Visteon as an integral part of the overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the company’s results. The company uses derivative financial instruments, including forward contracts, swaps and options, to manage the exposures in exchange rates, interest rates and commodity prices. All derivative financial instruments are classified as “held for purposes other than trading.” Visteon policy specifically prohibits the use of leveraged derivatives or use of any derivatives for speculative purposes.
      Visteon’s primary foreign currency exposures, in terms of net corporate exposure, are in the Mexican peso, euro, Canadian dollar, and Czech Koruna. Visteon uses derivative instruments to hedge expected future cash flows in foreign currencies and firm commitments. Visteon has entered into interest rate swaps to manage its interest rate risk. As a result of these swaps, approximately 45% of Visteon’s borrowings at December 31, 2004 are on a fixed rate basis, with the balance on a variable rate basis, subject to changes in short-term interest rates. Visteon’s primary commodity-price exposures are steel, plastic resins, aluminum, copper and natural gas, which are managed largely through negotiations with suppliers and customers, and in part through derivative financial instruments and negotiations with suppliers and customers.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Accounting Policies — (Continued)
      The criteria used to determine whether hedge accounting treatment is appropriate are the designation of the hedge to an underlying exposure, reduction of overall risk and correlation between the changes in the value of the derivative instrument and the underlying exposure. Gains and losses on cash flow hedges initially are reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Gains and losses on interest rate swaps (fair value hedges) are recorded in long-term debt (see Note 15 of our consolidated financial statements). All other derivative gains and losses are recognized in costs of sales. Except for interest rate swaps, these derivatives usually mature in two years or less, consistent with the underlying transactions. The effect of changes in exchange rates, interest rates and commodity prices are not fully offset by gains or losses on derivatives, because Visteon’s exposure to these changes are not fully hedged.
Foreign Currency Translation
      Assets and liabilities of Visteon’s non-U.S. businesses generally are translated to U.S. Dollars at end-of-period exchange rates. The effects of this translation for Visteon are reported in other comprehensive income. Remeasurement of assets and liabilities of Visteon’s non-U.S. businesses that use the U.S. Dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of Visteon’s non-U.S. businesses are translated to U.S. Dollars at average-period exchange rates and are recognized as part of revenues, costs and expenses. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of the business involved. In addition, transaction losses of $4 million in 2004 resulting from the remeasurement of certain deferred foreign tax liabilities are included within income tax expense. Net transaction gains and losses, as described above, decreased net loss $11 million in 2004 and increased net loss $26 million and $14 million in 2003 and 2002, respectively.
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
Accounts Receivable
      The allowance for doubtful accounts was $44 million and $35 million at December 31, 2004 and 2003, respectively. The allowance for doubtful accounts is determined considering factors such as length of time accounts are past due, historical experience of write-offs, and our customers’ financial condition. Accounts receivable are written-off when they become uncollectible. Unbilled receivables related to production tools in progress, which will not be owned by Visteon and for which there is an agreement for contractual reimbursement, were about $135 million and $215 million at December 31, 2004 and 2003, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Accounting Policies — (Continued)
Inventories
      Inventories are stated at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market.
Investments in Affiliates
      The following table presents summarized financial data for those affiliates accounted for under the equity method, including YanFeng Visteon Automotive Trim Systems Co., Ltd. in which Visteon has a 50% ownership interest. The amounts represent 100% of the assets, liabilities, equity and results of operations of these affiliates. Our share of their net assets and net income is reported in the lines “Equity in net assets of affiliated companies” on the Consolidated Balance Sheet and “Equity in net income of affiliated companies” on the Consolidated Statement of Operations.

	December 31,

	2004	2003

	(in millions)
Current assets	$485	$571
Other assets	391	345

Total assets	$876	$916

Current liabilities	$354	$328
Other liabilities	64	85
Stockholders’ equity	458	503

Total liabilities and stockholders’ equity	$876	$916

	2004	2003	2002

	(in millions)
Net sales	$1,426	$1,462	$973
Gross profit	252	368	217
Net income	90	111	93
      Included in Visteon’s accumulated deficit are undistributed earnings of affiliates accounted for under the equity method, which are estimated to be about $150 million at December 31, 2004. Visteon’s ability to move cash among unconsolidated and consolidated operating locations is subject to the operating needs of each location as well as restrictions imposed by local laws.
Capitalized Software Costs
      Significant costs incurred in the acquisition or development of software for internal use are capitalized. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense. Capitalized internal software costs include primarily external direct costs and payroll and payroll related costs. Capitalized software costs are amortized using the straight-line method over estimated useful lives generally ranging from 3 to 8 years. The net book value of capitalized software costs was about $114 million and $108 million at December 31, 2004 and 2003, respectively. Related amortization expense was about $38 million and $39 million in 2004 and 2003, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Accounting Policies — (Continued)
Impairment of Long-Lived Assets and Certain Identifiable Intangibles
      Visteon evaluates long-lived assets to be held and used and long-lived assets to be disposed of for potential impairment at the product line level whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Visteon continues to assess the recoverability of long-lived assets in light of the challenging environment in which we operate and as part of our business planning process. If conditions, including the results of any discussions with Ford, indicate that any of these assets are impaired, impairment charges will be required, although we cannot predict the timing or range of amounts, if any, which may result. Visteon considers projected future undiscounted cash flows, trends and other circumstances in making such estimates and evaluations. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such factors as future automotive production volumes (primarily for Ford), selling price changes, labor cost changes, material cost changes, productivity and other cost savings and capital expenditures could significantly affect our evaluations. Asset impairment charges recorded during 2004 and 2003 are discussed further in Note 16 of our consolidated financial statements.
Goodwill
      Visteon adopted Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS 142 no longer permits amortization of goodwill and establishes a new method of testing goodwill for impairment by using a fair-value based approach. See Note 17 of our consolidated financial statements for further description related to this accounting change.
Postemployment Benefits
      Visteon accounts for certain severance benefits to former or inactive employees after employment but before retirement when it is probable that a liability has been incurred, and the amount can be reasonably estimated.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Accounting Policies — (Continued)
Stock-Based Awards
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123-R”), “Share-Based Payments.” This revised statement requires the fair-value based method to be used and eliminates the alternative use of the intrinsic value method. Requirements of SFAS 123-R are effective as of the beginning of the first annual interim period that begins after June 15, 2005. Visteon does not expect the requirements of SFAS 123-R to have a material effect on its results of operations, as starting January 1, 2003, Visteon began expensing the fair value of stock-based awards granted to employees pursuant to the original provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123 was adopted on a prospective method basis for stock-based awards granted, modified or settled after December 31, 2002. For stock options and restricted stock awards granted prior to January 1, 2003, Visteon measures compensation cost using the intrinsic value method. If compensation cost for all stock-based awards had been determined based on the estimated fair value of stock options and the fair value set at the date of grant for restricted stock awards, in accordance with the provisions of SFAS 123, Visteon’s reported net (loss) and (loss) per share would have changed to the pro forma amounts indicated below:

	2004	2003	2002

		Restated	Restated
	(in millions, except per share
	amounts)
Net (loss), as reported	$(1,499)	$(1,207)	$(368)
Add: Stock-based employee compensation expense included in reported net (loss), net of related tax effects	18	9	4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27)	(18)	(15)

Pro forma net (loss)	$(1,508)	$(1,216)	$(379)

(Loss) per share:
Basic and diluted — as reported	$(11.96)	$(9.59)	$(2.88)
Basic and diluted — pro forma	$(12.04)	$(9.67)	$(2.97)
      The following is a summary of the fair values and assumptions used under a Black-Scholes option-pricing model for stock options granted in 2004, 2003 and 2002:

	2004	2003	2002

Fair Values
Average fair value of stock options granted	$3.32	$2.34	$6.27
Weighted Average Assumptions
Risk-free interest rate	4.1%	3.0%	4.8%
Expected life (years)	5.0	5.0	6.0
Volatility	40.8%	43.2%	51.6%
Dividend yield	2.6%	1.9%	1.8%
      See Note 11 of our consolidated financial statements for further information related to stock-based awards.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Asset Securitization
United States
      In the first quarter of 2004, Visteon established a revolving accounts receivable securitization facility in the United States (“facility agreement”). Under this facility agreement, Visteon can sell a portion of its U.S. trade receivables from customers other than Ford to Visteon Receivables LLC (“VRL”), a wholly-owned consolidated special purpose entity. VRL may then sell, on a non-recourse basis (subject to certain limited exceptions), an undivided interest in the receivables to an asset-backed, multi-seller commercial paper conduit, which is unrelated to Visteon or VRL. The conduit typically finances the purchases through the issuance of commercial paper, with back-up purchase commitments from the conduit’s financial institution. As of December 31, 2004 the amount of undivided interests that VRL could sell to the conduit was about $66 million. The sale of the undivided interest in the receivables from VRL to the conduit is accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” When VRL sells an undivided interest to the conduit, VRL retains the remaining undivided interest. The carrying value of the remaining undivided interests approximates the fair market value of these receivables. The value of the undivided interest sold to the conduit is excluded from our consolidated balance sheet and reduces our accounts receivable balance. Visteon continues to perform the collection and administrative functions related to the accounts receivable. The facility has been extended to March 29, 2006 and can be extended annually through March 2008 based upon the mutual agreement of the parties. Additionally, the agreement contains financial covenants similar to our unsecured revolving credit facilities, and a mechanism which considers changes in Visteon’s credit ratings in determining the maximum amount of undivided interests that VRL could sell to the conduit.
      At the time VRL sells the undivided interest to the conduit, the sale is recorded at fair market value with the difference between the carrying amount and fair value of the assets sold included in operating income as a loss on sale. This difference between carrying value and fair value is principally the estimated discount inherent in the facility agreement, which reflects the borrowing costs as well as fees and expenses of the conduit, and the length of time the receivables are expected to be outstanding. For the year ended December 31, 2004, gross proceeds from new securitizations were $235 million; collections and repayments to the conduit were $180 million, resulting in net proceeds of $55 million. The retained interest at December 31, 2004 of $178 million is included in Accounts receivable — other customers on the Consolidated Balance Sheet. The loss on the sale of receivables was about $1 million and customer delinquencies were less than $1 million for 2004.
Europe
      As of December 31, 2004 and 2003, Visteon has sold euro 19 million ($26 million) and euro 12 million ($15 million), respectively, of trade receivables without recourse, under a European sale of receivables agreement with a bank which is renewable on an annual basis. This agreement currently provides for the sale of up to euro 60 million in trade receivables until March 31, 2006.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Inventories

	December 31,

	2004	2003

		Restated
	(in millions)
Raw materials, work-in-process and supplies	$621	$573
Finished products	268	279

Total inventories	$889	$852

      During 2004, Visteon changed the method of determining the cost of production inventory for U.S. inventories from the last-in, first-out method to the first-in first-out method described further in Note 17 of our consolidated financial statements.

NOTE 6.	Net Property, Depreciation and Amortization

	December 31,

	2004	2003

		Restated
	(in millions)
Land	$160	$122
Buildings and land improvements	1,898	1,549
Machinery, equipment and other	8,031	8,308
Construction in progress	303	428

Total land, plant and equipment	10,392	10,407
Accumulated depreciation	(5,368)	(5,398)

Net land, plant and equipment	5,024	5,009
Special tools, net of amortization	279	356

Net property	$5,303	$5,365

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
      Depreciation and amortization expenses, which do not include asset impairment charges, are summarized as follows:

	2004	2003	2002

		Restated	Restated
	(in millions)
Depreciation	$580	$572	$551
Amortization	105	105	82

Total	$685	$677	$633

      At December 31, 2004, Visteon had the following minimum rental commitments under non-cancelable operating leases (in millions): 2005 — $53; 2006 — $45; 2007 — $39; 2008 — $34; 2009 — $30; thereafter — $70. Rent expense was $92 million in 2004, $86 million in 2003 and $90 million in 2002.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Net Property, Depreciation and Amortization — (Continued)
      Maintenance, repairs and rearrangement costs are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. Pre-production costs related to new facilities are expensed as incurred.

NOTE 7.	Income Taxes
      Income (loss) before income taxes, minority interests and change in accounting, excluding equity in net income of affiliated companies, was as follows:

	2004	2003	2002

		Restated	Restated
	(in millions)
U.S.	$(715)	$(1,199)	$(135)
Non-U.S.	171	(44)	(51)

Total income (loss) before income taxes	$(544)	$(1,243)	$(186)

      The provision (benefit) for income taxes was calculated as follows:

	2004	2003	2002

		Restated	Restated
	(in millions)
Current tax provision (benefit)
U.S. federal	$(2)	$—	$(1)
Non-U.S.	102	89	76
U.S. state and local	—	1	—

Total current	100	90	75

Deferred tax provision (benefit)
U.S. federal	740	(295)	(65)
Non-U.S.	63	216	(73)
U.S. state and local	62	(21)	(4)

Total deferred	865	(100)	(142)

Total provision (benefit)	$965	$(10)	$(67)*

*	2002 excludes effect of change in accounting for goodwill.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Income Taxes — (Continued)
     A reconciliation of the provision (benefit) for income taxes compared with amounts at the U.S. statutory tax rate is shown below:

	2004	2003	2002

		Restated	Restated
Tax provision (benefit) at U.S. statutory rate of 35%	(35)%	(35)%	(35)%
Effect of:
Foreign earnings taxed at different rates	(6)	—	—
Residual U.S. and withholding taxes on foreign earnings	14	—	—
State and local income taxes	(3)	(2)	(2)
U.S. research tax credits	(7)	(1)	(5)
Tax reserve adjustments	(15)	—	—
Benefits related to U.S. exports	(2)	(1)	(4)
Change in valuation allowance	233	35	11
Other	(2)	3	(1)

Provision (benefit) for income taxes	177%	(1)%	(36)%*

*	2002 excludes effect of change in accounting for goodwill.
     Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating loss, tax credit and other carryforwards. Additionally, deferred taxes have been provided for the net effect of repatriating earnings from consolidated foreign subsidiaries. U.S. Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Income Taxes — (Continued)
      The components of deferred income tax assets and liabilities at December 31 were as follows:

	December 31,

	2004	2003

		Restated
	(in millions)
Deferred tax assets
Employee benefit plans	$1,249	$1,197
Capitalized expenditures for tax reporting	276	319
Net operating losses and carryforwards	721	281
All other	418	346

Subtotal	2,664	2,143
Valuation allowance	(1,916)	(490)

Total deferred tax assets	748	1,653

Deferred tax liabilities
Depreciation and amortization	476	590
All other	397	203

Total deferred tax liabilities	873	793

Net deferred tax (liabilities) assets	$(125)	$860

      The anticipated tax benefit of non-U.S. net operating loss and other carryforwards is $354 million at December 31, 2004. These losses have carryforward periods ranging from 5 years to indefinite. The anticipated tax benefit of U.S. net operating loss and capital loss carryforwards is $108 million at December 31, 2004. These losses will begin to expire in 2009. U.S. foreign tax credit carryforwards are $155 million at December 31, 2004. These credits will begin to expire in 2011. U.S. research tax credits carryforwards are $104 million at December 31, 2004. These credits will begin to expire in 2020.
      During the third quarter of 2004, Visteon recorded a non-cash charge of $871 million to establish full valuation allowances against our net deferred tax assets in the U.S. and certain foreign countries. This charge was comprised of $948 million of deferred tax assets as of the beginning of the year, offset partially by the reduction of related tax reserves, previously included in other liabilities, of $77 million. Visteon’s provision for income taxes for 2004 includes a benefit of $42 million recorded in the fourth quarter to reduce our deferred tax asset valuation allowance to offset a related reduction in our net deferred tax asset. This reduction in our net deferred tax asset was the result of certain U.S. tax adjustments related primarily to foreign currency movements that were recorded through other comprehensive income during the fourth quarter. In addition, Visteon’s provision for income taxes for 2004 includes $136 million of income tax expense primarily related to foreign countries whose results continue to be tax-effected due to their ongoing profitability. As of the end of 2004, valuation allowances totaling $1,916 million have been recorded against Visteon’s deferred tax assets. Of this amount, $1,569 million relates to Visteon’s deferred tax assets in the U.S., including amounts related to foreign affiliates that are treated as pass-through entities for U.S. tax purposes, and $347 million relates to net operating loss carryforwards and other deferred tax assets in certain foreign jurisdictions, where recovery of the carryforwards or assets is unlikely.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Income Taxes — (Continued)
      In assessing the need for additional valuation allowances during the third quarter of 2004, Visteon considered the impact on our 2004 operating results from Ford’s lower than expected North American production estimates for the fourth quarter and full year 2004, as well as increased steel and fuel costs, which Visteon has not been able to recover fully, and delays in the benefits that were expected to be achieved from labor strategies, such as flowbacks and plant-level operating agreements. In light of these developments, Visteon determined that it would likely not achieve its forecast of 2004 taxable earnings in the U.S. Visteon concluded, in light of this negative evidence and the uncertainty as to the timing of when it would be able to generate the necessary level of U.S. taxable earnings to recover its net deferred tax assets in the U.S., that a full valuation allowance against these deferred tax assets was required in the third quarter of 2004. Additionally, we concluded that additional valuation allowances were required for deferred tax assets in certain other foreign countries where recoverability was also considered uncertain. In reviewing our results for the fourth quarter of 2004 and forward-year outlook, we concluded that there were no further changes to our previous assessments as to the realizability of our deferred tax assets.
      During the fourth quarter 2003, Visteon recorded a non-cash charge of $431 million to establish partial valuation allowances against our net deferred tax assets in the U.S. and full valuation allowances for certain foreign countries as of the end of 2003. As of December 31, 2003, a valuation allowance totaling $490 million was recorded against Visteon’s deferred tax assets. Of this amount, $141 million relates to net operating loss carryforwards and other deferred tax assets in certain foreign jurisdictions, and $349 million relates to a portion of Visteon’s U.S. deferred tax assets, including amounts related to foreign affiliates that are treated as pass-through entities for U.S. tax purposes, where recovery of the carryforwards or assets is unlikely.
      Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in Visteon’s effective tax rate. Visteon will maintain full valuation allowances against our deferred tax assets in the U.S. and applicable foreign countries, which include the U.K. and Germany, until sufficient positive evidence exists to reduce or eliminate them.
      During the fourth quarter of 2004, two U.S. tax bills, the Working Families Tax Relief Act of 2004 (“Relief Act”) and the American Jobs Creation Act of 2004 (“Jobs Act”), were signed into law. The Relief Act provides for the retroactive extension of the Federal research tax credit to December 31, 2005; the credit had expired on June 30, 2004. During the fourth quarter of 2004, Visteon adjusted its income tax provision to reflect a full year’s research tax credit. Because of the existence of deferred tax valuation allowances in the U.S., however, there was no impact on Visteon’s fourth quarter or full year 2004 income tax provision. The Jobs Act provides a deduction for qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Jobs Act provides for a two-year phase-out, beginning in 2005, of the extra-territorial income exclusion (“ETI”) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Jobs Act also included a number of other provisions, including an extension of the foreign tax credit carryforward period, a temporary dividends-received deduction for certain foreign dividends, alternative minimum tax reform, and other foreign tax reform provisions designed to improve the global competitiveness of U.S. companies. These provisions had no impact on Visteon’s income tax expense for 2004, and they are expected to have only a minimal impact in 2005, because of the existence of deferred tax valuation allowances in the U.S.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Liabilities
Current Liabilities
      Included in accrued liabilities at December 31 were the following:

	December 31,

	2004	2003

		Restated
	(in millions)
Employee benefits, including pensions	$341	$386
Salaries, wages and employer taxes	120	104
Postretirement benefits other than pensions	83	73
Restructuring related (Note 16)	55	45
Interest	43	37
Other	252	285

Total accrued liabilities	$894	$930

Noncurrent Liabilities
      Included in other noncurrent liabilities at December 31 were the following:

	December 31,

	2004	2003

	(in millions)
Employee benefits, including pensions	$751	$668
Minority interests in net assets of subsidiaries	209	156
Seating operations related payable to Ford (Note 16)	184	206
Other	332	475

Total other liabilities	$1,476	$1,505

      Other current and noncurrent liabilities include amounts related to product warranty, product recall and accruals for taxes related to prior years.

NOTE 9.	Employee Retirement Benefits
Visteon Sponsored Plans
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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Employee Retirement Benefits — (Continued)
      In general, Visteon’s plans are funded with the exception of certain supplemental benefit plans for executives and a plan in Germany. Visteon’s policy for funded plans is to contribute annually, at a minimum, amounts required by applicable law, regulation or union agreement.
      Most U.S. salaried employees are eligible to participate in a defined contribution plan (Visteon Investment Plan) by contributing a portion of their compensation, which was partially matched by Visteon. Matching contributions were suspended effective January 1, 2002.
Postretirement Health Care and Life Insurance Benefits
      In the U.S., Visteon has a financial obligation for the cost of providing selected postretirement health care and life insurance benefits to its employees under Visteon sponsored plans.
      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act of 2003”) was signed into law on December 8, 2003. This legislation provides for a federal subsidy beginning in 2006 to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. Visteon’s plans generally provide retiree drug benefits that exceed the value of the benefit that will be provided by Medicare Part D, and we have concluded that our plans are actuarially equivalent, pending further definition of the criteria used to determine equivalence. This subsidy reduced the benefit obligation for Visteon plans by $87 million as of March 31, 2004, and will be recognized through reduced retiree health care expense over the related employee future service lives, of which $12 million has been recognized as of December 31, 2004.
Ford Sponsored Plans
Employee Retirement Plans
      Visteon-assigned Ford-UAW employees (about 17,700 active employees at December 31, 2004) participate in the Ford-UAW Retirement Plan, sponsored by Ford. By agreement, Visteon compensates Ford for the related pension expense. The amount of compensation is disclosed in the table below on the “expense for Visteon-assigned Ford-UAW and certain salaried employees” line, and is calculated by Ford on a SFAS 87 basis using Ford’s pension assumptions.
Postretirement Health Care and Life Insurance Benefits
      In addition to pension, under the terms of the Hourly Employee Assignment Agreement (the “Agreement”), Ford charges Visteon for a portion of the cost of such retiree health care and life insurance benefits that are provided by Ford to Visteon-assigned Ford-UAW employees who retire after July 1, 2000. The estimated cost for these benefits is accrued over periods of employee service on an actuarially determined basis. The amounts charged by Ford related to the Visteon-assigned Ford-UAW employees are determined by Ford’s actuaries, computed in accordance with Ford’s SFAS 106 methodologies and actuarial assumptions, and are included in the accompanying balance sheet as postretirement benefits payable to Ford.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Employee Retirement Benefits — (Continued)
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
      In accordance with SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” Visteon did not record any immediate gain or loss relating to this amendment because future accretion and contingently payable amounts with respect to the restructured obligation are expected to exceed the amount currently recorded by Visteon. The amounts ultimately due are contingent upon future health and retirement benefit costs to be charged to Visteon by Ford with respect to the Visteon-assigned Ford-UAW employees. A portion of the yearly expense charged by Ford will be offset as charged by the release of the contingently payable amount ($1,138 million at December 31, 2003) and the remainder will reduce future accretion charges over the life of the obligation ($508 million at December 31, 2003).
      Under the terms of the revised Agreements with Ford, Visteon is required to fund a portion of actual costs of these benefits as incurred by Ford for the Visteon-assigned Ford-UAW employees through 2005 and certain salaried employees through 2010. In addition, Visteon has agreed to contribute funds to a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund postretirement health care and life insurance benefits to be provided by Ford related to the post-spin service of Visteon-assigned Ford-UAW hourly employees as well as many transferred salaried employees. The required VEBA funding is over a 44-year period beginning in 2006 for the Visteon-assigned Ford-UAW hourly employees, and over a 39-year period beginning in 2011 for those salaried employees. The annual funding requirement during these periods will be determined based upon amortization of the unfunded liabilities at the beginning of each period, plus amortization of annual expense. Based upon estimates of the unfunded liabilities and the related expense, the first required annual payment to the VEBA will be about $115 million (which includes about $35 million to cover benefit payments) in 2006. In December 2000, Visteon pre-funded a portion of this obligation by contributing $25 million to a VEBA. The fair value of the VEBA assets as of December 31, 2004 and 2003 was $24 million and $28 million, respectively, and is included in other non-current assets in the accompanying balance sheet.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Employee Retirement Benefits — (Continued)
      The benefit obligation and net amount recognized in the balance sheet for the postretirement health care and life insurance benefits payable to Ford relating to participation by the Visteon-assigned Ford-UAW and certain salaried employees was as follows:

	December 31,

	2004	2003

	(in millions)
Obligation for benefits to Visteon-assigned Ford-UAW and salaried employees	$3,935	$3,292
Reimbursable amount assumed by Ford	(1,701)	(1,646)
Unamortized losses/other associated with the obligation	(1,598)	(1,202)
Deferred amounts:
Contingently payable	1,476	1,138
To reduce future accretion	67	508

Postretirement benefits payable to Ford	$2,179	$2,090

      Visteon recognizes postretirement benefit expense based on an allocation of the Ford postretirement healthcare and life insurance benefit expense for the Visteon-assigned Ford-UAW employees and certain salaried employees. The assumptions used by Ford to measure its obligation and expense for those benefits are as follows as of December 31:

	2004	2003

Discount rate	5.75%	6.25%
Initial health care cost trend rate	9.00%	9.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2011	2010

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Employee Retirement Benefits — (Continued)
      The Medicare Act of 2003 also affected the allocation to Visteon of the Ford postretirement health care and life insurance benefit obligation and expense for the Visteon-assigned Ford-UAW employees and certain salaried employees, resulting in a reduction to 2004 expense of about $25 million as shown in the following table.
Tables of Expense and Obligations
      Visteon’s expense for retirement benefits was as follows:

	Retirement Plans

							Health Care and Life
	U.S. Plans			Non-U.S. Plans			Insurance Benefits

	2004	2003	2002	2004	2003	2002	2004	2003	2002

					Restated			Restated	Restated
	(in millions, except percentages)
Costs Recognized in Income
Service cost	$55	$53	$47	$32	$32	$27	$42	$37	$36
Interest cost	66	59	55	62	52	40	61	51	62
Expected return on plan assets	(63)	(56)	(64)	(63)	(54)	(48)	—	—	—
Amortization of:
Transition (asset) obligation	—	—	—	1	1	1	—	—	—
Plan amendments	10	10	8	9	10	6	—	—	(7)
(Gains) losses and other	4	—	(2)	2	1	(4)	21	10	5
Special termination benefits	—	2	30	10	20	4	—	4	15
Curtailments	—	—	—	—	—	45	—	—	1
Settlements	—	1	—	(1)	2	—	(1)	—	—

Visteon sponsored plan net pension/postretirement expense	72	69	74	52	64	71	123	102	112
Expense for Visteon-assigned Ford- UAW and certain salaried employees	129	172	62	—	—	—	131	323	224

Net pension/ postretirement expense	$201	$241	$136	$52	$64	$71	$254	$425	$336

Weighted Average Assumptions — cost
Discount rate for expense	6.10%	6.75%	7.50%	5.60%	5.75%	6.00%	6.10%	6.75%	7.25%
Assumed long-term rate of return on assets	9.00%	9.00%	9.50%	7.70%	8.25%	9.00%	—	6.00%	6.00%
Initial health care cost trend rate	—	—	—	—	—	—	11.00%	10.44%	9.45%
Ultimate health care cost trend rate	—	—	—	—	—	—	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	—	—	—	—	—	—	2009	2008	2008
      Increasing the assumed health care cost trend rates by one percentage point is estimated to increase the Visteon sponsored plans’ aggregate service and interest cost components of Visteon sponsored plan net postretirement benefit expense for 2004 by about $25 million and the accumulated postretirement benefit obligation at December 31, 2004 by about $205 million. A decrease of one percentage point would reduce service and interest costs by $21 million and decrease the December 31, 2004 obligation by about $163 million.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Employee Retirement Benefits — (Continued)
      The status of the Visteon plans as of their most recent measurement dates was as follows (status of Visteon portion of Ford plans included previously):

	Retirement Plans
					Health Care and
					Life Insurance
	U.S. Plans		Non-U.S. Plans		Benefits

	2004	2003	2004	2003	2004	2003

				Restated		Restated
	(in millions, except percentages)
Change in Benefit Obligation
Benefit obligation — beginning	$1,053	$851	$1,123	$866	$1,130	$753
Service cost	55	53	32	32	42	37
Interest cost	66	59	62	52	61	51
Amendments/other	11	8	(25)	19	(22)	1
Actuarial (gain) loss	4	89	22	39	(58)	313
Special termination benefits	—	33	13	15	—	—
Curtailment	—	—	—	(12)	—	—
Settlements	—	(1)	(2)	1	(4)	—
Foreign exchange translation	—	—	91	150	—	1
Benefits paid	(45)	(39)	(37)	(39)	(34)	(26)

Benefit obligation — ending	$1,144	$1,053	$1,279	$1,123	$1,115	$1,130

Change in Plan Assets
Plan assets — beginning	$671	$562	$635	$451	$—	$—
Actual return on plan assets	88	107	51	49	—	—
Sponsor contributions	63	37	67	76	34	25
Participant contributions	8	8	11	15	—	1
Foreign exchange translation	—	—	54	83	—	—
Benefits paid/other	(49)	(43)	(62)	(39)	(34)	(26)

Plan assets — ending	$781	$671	$756	$635	$—	$—

Funded Status of the Plans
Plan assets (less than) benefit obligations	$(363)	$(382)	$(523)	$(488)	$(1,115)	$(1,130)
Contributions between measurement and end of fiscal year	1	6	15	23	15	14
Special termination benefits between measurement and end of fiscal year	—	—	(2)	(5)	—	—
Unrecognized:
Net (gains) losses	132	153	330	274	438	520
Prior service cost/other	52	59	85	115	(16)	8

Net amount recognized	$(178)	$(164)	$(95)	$(81)	$(678)	$(588)

Amount Recognized in Balance Sheet
Prepaid assets	$—	$—	$8	$18	$—	$—
Accrued liabilities	(314)	(315)	(329)	(275)	(678)	(588)
Intangible assets	47	54	73	83	—	—
Deferred income taxes	30	30	2	2	—	—
Accumulated other comprehensive income	59	67	151	91	—	—

Net amount recognized	$(178)	$(164)	$(95)	$(81)	$(678)	$(588)

Weighted Average Assumptions — Benefit Obligations
Discount rate	6.10%	6.10%	5.50%	5.60%	6.10%	6.10%
Expected rate of return on assets	9.00%	9.00%	7.50%	7.70%	—	—
Rate of increase in compensation	4.00%	4.00%	3.60%	3.70%	—	—
Initial health care cost trend rate	—	—	—	—	11.00%	11.00%
Ultimate health care cost trend rate	—	—	—	—	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	—	—	—	—	2010	2009
Measurement date	9/30	9/30	9/30	9/30	9/30	9/30

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Employee Retirement Benefits — (Continued)
      The accumulated benefit obligation for all defined benefit pension plans was $2,068 million and $1,821 million at the 2004 and 2003 measurement dates.
      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for employee retirement plans with accumulated benefit obligations in excess of plan assets were $2,215 million, $1,933 million and $1,358 million, respectively, for 2004 and $1,944 million, $1,670 million and $1,117 million, respectively, for 2003.
Contributions
      During 2005, Visteon’s expected contributions to Visteon U.S. retirement plans and postretirement health care and life insurance plans are $45 million and $33 million, respectively. Visteon’s expected 2005 contributions to non-U.S. retirement plans is $45 million. These are expected contributions and may be revised during 2005.
Estimated Future Benefit Payments
      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Visteon plans; expected receipts from the Medicare Prescription Drug Act subsidy are also included below:

			Retiree Health and
			Life
	Pension
	Benefits			Medicare
			Gross	Subsidy
	U.S.	Non-U.S.	Payments	Receipts

	(in millions)
2005	$48	$129	$33	$—
2006	49	29	38	3
2007	50	29	41	3
2008	52	29	45	3
2009	53	30	49	4
Years 2010 — 2014	284	165	317	24
      Non-U.S. pension benefit payments of $129 million in 2005 from Visteon plans includes the anticipated effect of settling pension obligations related to our Markham, Ontario facility which was closed in 2002.
Plan Assets and Investment Strategy
      Visteon’s retirement plan asset allocation at September 30, 2004 and 2003 and target allocation for 2005 are as follows:

	U.S.			Non-U.S.

		Percentage of			Percentage of
	Target	Plan Assets		Target	Plan Asset
	Allocation			Allocation
	2005	2004	2003	2005	2004	2003

Equity securities	70%	71%	69%	55%	57%	56%
Debt securities	30	29	31	45	43	44

Total	100%	100%	100%	100%	100%	100%

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Employee Retirement Benefits — (Continued)
      The plans’ expected long-term rates of return are primarily based on historical returns of similarly diversified portfolios. In addition, third-party data regarding expected asset class returns and projected inflation is considered.
      Given the relatively long horizon of Visteon’s aggregate obligations, its investment strategy is to improve the funded status of it U.S. and Non-U.S. plans over time without exposure to excessive asset value volatility. Visteon manages this risk primarily by maintaining each plan’s actual asset allocation between equity and fixed income securities within a specified range of its target asset allocation. In addition, Visteon ensures that diversification across various investment subcategories within each plan are also maintained within specified ranges.
      Substantially all of Visteon’s pension assets are managed by outside investment managers and held in trust by third-party custodians. The selection and oversight of these outside service providers is the responsibility of Investment Committees and their advisors. The selection of specific securities is at the discretion of the investment manager and is subject to the provisions set forth by written investment management agreements and related policy guidelines regarding permissible investments, risk management practices and the use of derivative securities. Investment in debt or equity securities related to Visteon Corporation or any of its affiliates is prohibited. Derivative securities may be used by investment managers as efficient substitutes for traditional securities, to reduce portfolio risks, or to hedge identifiable economic exposures. The use of derivative securities to create economic leverage to engage in unrelated speculation is expressly prohibited. Visteon staff or its outside consultants verify compliance with these provisions at least quarterly.

NOTE 10.	Debt
      Debt at December 31, including the fair market value of related interest rate swaps, was as follows:

		Weighted
		Average
	Maturity	Interest Rate		Book Value

		2004	2003	2004	2003

				(in millions)
Debt payable within one year
Commercial paper		—	2.0%	$—	$81
Other – short-term		3.3%	3.1%	221	234
7.95% notes due August 1, 2005		7.8%	—	253	—
Current portion of long-term debt		3.6%	2.6%	34	36

Total debt payable within one year				508	351

Long-term debt
8.25% notes due August 1, 2010	2010	6.2%	6.7%	707	716
7.00% notes due March 10, 2014	2014	5.6%	—	446	—
7.95% notes due August 1, 2005		—	6.5%	—	518
Term loan due June 25, 2007	2007	3.0%	2.5%	223	104
Other	2006-2025	3.2%	2.8%	137	129

Total long-term debt				1,513	1,467

Total debt				$2,021	$1,818

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Debt — (Continued)
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
      Interest rate swaps have been entered into for a portion of the unsecured term debt securities maturing on August 1, 2005, and a portion of the debt securities maturing on August 1, 2010. These swaps effectively convert the securities from fixed interest rate to variable interest rate instruments, as further described in Note 15 of our consolidated financial statements. The weighted average interest rates as presented include the effects of interest rate swaps. The unsecured term debt securities agreement contains certain restrictions including, among others, a limitation relating to liens and sale lease-back transactions, as defined in the agreement. In the opinion of management, Visteon was in compliance with all of these restrictions.
      Under Visteon’s commercial paper program, $81 million was outstanding at December 31, 2003, with a weighted average remaining maturity of 16 days at December 31, 2003. No commercial paper amounts were outstanding at December 31, 2004.
      Visteon has maintained a trade payables program through General Electric Capital Corporation (“GECC”), subject to periodic review, that provides financial flexibility to Visteon and its suppliers. When a supplier participates in the program, GECC pays the supplier the amount due from Visteon in advance of the original due date. In exchange for the earlier payment, our suppliers accept a discounted payment. Visteon pays GECC the full amount. Approximately $69 million and $100 million was outstanding to GECC under this program at December 31, 2004 and 2003, respectively, which is included in our reported debt balance. The 2004 balance is partially supported by standby letters of credit. At December 31, 2004, the maximum advance payment allowed was $95 million. As part of the same program with GECC, Visteon is allowed to defer payment to GECC for a period of up to 30 days. As of December 31, 2004, Visteon had not exercised the deferral option of the program. Although this agreement with GECC is scheduled to expire in December 2005, Visteon has notified participating suppliers of its intention to exit the program beginning in March 2005.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Debt — (Continued)
      Visteon has financing arrangements with a syndicate of third-party lenders that provide contractually committed, unsecured revolving credit facilities (the “Credit Facilities”). Our 364-day revolving credit facility, in the amount of $565 million, expires in June 2005. In addition to our 364-day revolving facility, we continue to have a revolving credit facility in the amount of $775 million that expires in June 2007. The Credit Facilities also provide for a delayed draw term loan in the amount of $250 million, expiring in 2007, which was used primarily to finance new construction for facilities consolidation in Southeast Michigan. Borrowings under the Credit Facilities bear interest based on a variable rate interest option selected at the time of borrowing. The Credit Facilities contain certain affirmative and negative covenants including a covenant not to exceed a certain leverage ratio of consolidated EBITDA (as defined in the agreement) of 3.5 to 1.
      As of December 31, 2004, Visteon has made draws totaling $223 million against the delayed draw term loan. As of December 31, 2004, there were no borrowings outstanding under either of the revolving credit facilities and there were about $100 million of obligations under standby letters of credit under the June 2007 credit facility.
      Visteon has additional debt arrangements with respect to a number of its non-U.S. operations, a portion of which are payable in non-U.S. currencies.
      Although Visteon is highly leveraged it may become necessary to incur additional debt to ensure adequate liquidity during 2005. Considering the impact of the Ford funding agreement and master equipment bailment agreement as more fully described in Note 22, and our access to the credit markets, albeit at more restrictive terms and conditions and in lessor amounts than in the past, Visteon currently expects to have sufficient sources of liquidity to meet our operating and other needs for 2005. However, because of the uncertainty regarding economic and market conditions, as well as the outcome of our discussions with Ford, there can be no assurance that sufficient liquidity from internal or external sources will be available at the time or in the amounts required.
      We have guaranteed about $166 million of debt capacity held by consolidated subsidiaries, $97 million for lifetime lease payments held by consolidated subsidiaries and $22 million of debt capacity held by unconsolidated joint ventures. In addition, we have guaranteed Tier 2 suppliers’ debt and lease obligations and other third-party service providers’ obligations of up to $20 million, at December 31, 2004, to ensure the continued supply of essential parts.
      Debt, including capital lease obligations, at December 31, 2004, included maturities as follows (in millions): 2005 — $508; 2006 — $35; 2007 — $245; 2008 — $2; 2009 — $2; thereafter — $1,229.

NOTE 11.	Capital Stock and Stock Award Plans
      Visteon was incorporated in Delaware in January 2000 with an initial capitalization of 10,000 shares of $1.00 par value common stock authorized and 1,000 shares of common stock outstanding. Through an amendment to its certificate of incorporation, the number of common shares authorized and outstanding was increased to 500 million and 130 million, respectively. In addition, 50 million shares of preferred stock, par value $1.00 per share, were authorized, none of which have been issued. Treasury stock is carried at an average cost basis, is purchased for employee benefit plans, and consists of about 1.4 million shares at December 31, 2004.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Capital Stock and Stock Award Plans — (Continued)
Incentive Plans
      The Visteon Corporation 2004 Incentive Plan (“2004 Incentive Plan”), which is administered by the Organization and Compensation Committee of the Board of Directors, provides for the grant of incentive and nonqualified stock options, stock appreciation rights, performance stock rights, restricted stock, restricted stock units and stock and various other rights based on common stock. The 2004 Incentive Plan was originally adopted effective as of June 28, 2000 as the 2000 Incentive Plan. The amended and restated 2004 Incentive Plan, which was approved by shareholders in May 2004, includes changes to increase the maximum number of shares of common stock that may be issued by 1.8 million shares from 13.0 million shares to 14.8 million shares and to change the maximum term of an option or stock appreciation right awarded under the plan after the effective date of the amendment to five years from ten years. At December 31, 2004, there were about 1,456,000 shares of common stock available for grant under the 2004 Incentive Plan.
      The Visteon Corporation Employees Equity Incentive Plan (“EEIP”), which was approved by shareholders, is administered by the Organization and Compensation Committee of the Board of Directors, provides for the grant of nonqualified stock options, stock appreciation rights, performance stock rights and stock, and various other rights based on stock. The total number of shares of common stock subject to awards under the EEIP is 6.5 million shares of common stock and the maximum term of an option or stock appreciation right awarded under the plan is ten years. At December 31, 2004, there were about 521,000 shares of common stock available for grant under the EEIP.
      The Visteon Corporation Restricted Stock Plan for Non-Employee Directors provides for the grant of restricted stock to non-employee directors. In addition, the shareholders approved in 2004 the Visteon Corporation Non-Employee Director Stock Unit Plan which provides for the grant of restricted stock units to non-employee directors.
Stock Options and Stock Appreciation Rights
      Stock options and stock appreciation rights (“SARs”) granted under the 2004 Incentive Plan or the EEIP have an exercise price equal to the average of the highest and lowest prices at which Visteon common stock was traded on the New York Stock Exchange on the date of grant. Stock options and SARs that have been granted become exercisable one-third after one year from the date of grant, an additional one-third after two years and in full after three years. Stock options and SARs granted under the 2004 Incentive Plan after December 31, 2003, will expire five years after the date on which they were granted. Stock options granted under the EEIP plan, and those granted prior to January 1, 2004 under the 2004 Incentive Plan, expire 10 years after the date on which they were granted. SARs granted under the 2004 Incentive Plan entitle the participant to receive a cash amount equal to the appreciation in the underlying share of common stock, which is equal to the difference in fair market value of Visteon common stock on the date the SAR is granted and the fair market value of Visteon common stock on the date the SAR is exercised.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Capital Stock and Stock Award Plans — (Continued)
      Effective at the date of spin-off and subject to shareholder approval, Visteon granted under the 2000 Incentive Plan to some employees about 2 million stock options with an exercise price equal to the average of the highest and lowest prices at which Visteon common stock was traded on the New York Stock Exchange on that date. Shareholder approval was obtained in May 2001 for the grant of these stock options. The difference between the exercise price and the average price of Visteon common stock on the date of shareholder approval was recognized as compensation expense over the vesting period. Compensation expense related to stock options and SARs, including the effect of expensing the fair value of stock-based awards to employees pursuant to SFAS 123 discussed further in Note 3 of our consolidated financial statements, was $5 million, $5 million and $3 million in 2004, 2003 and 2002, respectively.
      Information concerning stock options and SARs is as follows:

		Stock
		Appreciation	Weighted Average
	Option Shares	Rights	Exercise Price

	(in thousands)	(in thousands)
Outstanding at December 31, 2001	4,932	—	$15.74
Granted	3,491	—	13.45
Exercised	(24)	—	11.96
Terminated	(494)	—	15.10

Outstanding at December 31, 2002	7,905	—	$14.78
Granted	6,226	—	6.62
Terminated	(489)	—	11.41

Outstanding at December 31, 2003	13,642	—	$11.22
Granted	1,385	2,155	9.96
Exercised	(383)	—	6.64
Terminated	(476)	(44)	10.60

Outstanding at December 31, 2004	14,168	2,111	$11.07
Less: Outstanding but not exercisable at December 31, 2004	6,166	2,111

Exercisable at December 31, 2004	8,002	—	$13.34

      The following is a summary of the range of exercise prices for stock options and SARs that are outstanding and exercisable at December 31, 2004:

	Options and SARs Outstanding			Options and SARs Exercisable

		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

	(in thousands)	(in years)		(in thousands)
$ 5.00 - $ 7.00	5,377	8.1	$6.63	1,571	$6.63
7.01 - 12.00	3,490	4.4	9.92	54	8.00
12.01 - 17.00	4,876	6.5	13.43	3,841	13.39
17.01 - 22.00	2,536	6.3	17.53	2,536	17.53

	16,279			8,002

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Capital Stock and Stock Award Plans — (Continued)
Restricted Stock and Restricted Stock Units
      Under the 2004 Incentive Plan, Visteon has granted restricted stock awards and restricted stock units (“RSUs”) to certain employees. Restricted stock awards and RSUs vest after a designated period of time, which is generally three to five years, or upon the achievement of applicable performance goals at the completion of a performance period, which is generally three years. Performance goals are related to return on equity or return on assets and quality measures. Compensation expense related to performance-based restricted stock awards is recognized over the performance period based upon an estimate of the likelihood of achieving the performance goals and also reflects changes in the price of Visteon common stock. RSUs granted consist of units valued based upon the fair market value of Visteon common stock and are settled in cash. Restricted stock awards issued to the Visteon’s Board of Directors vest on the third anniversary of the date of the grant. Restricted stock units issued under the Non-Employee Director Stock Unit Plan vest immediately, and are distributed after the participant terminates service as a non-employee director of Visteon. Dividends paid on restricted stock were about $1 million in each of 2004, 2003 and 2002, and are treated as compensation expense. Compensation expense related to restricted stock awards and RSUs, excluding that related to dividends, was $13 million, $9 million and $3 million in 2004, 2003 and 2002, respectively.
      Information concerning restricted stock awards and RSUs is as follows:

			Weighted
	Restricted	Restricted	Average
	Stock Shares	Stock Units	Price

	(in thousands)	(in thousands)
Outstanding at December 31, 2001	1,649	—	$17.38
Granted	1,345	—	13.20
Lapsed	(79)	—	17.46
Terminated	(201)	—	16.26

Outstanding at December 31, 2002	2,714	—	$15.39
Granted	2,567	—	6.62
Lapsed	(26)	—	17.46
Terminated	(234)	—	9.10

Outstanding at December 31, 2003	5,021	—	$11.20
Granted	199	2,429	10.16
Lapsed	(251)	—	16.48
Terminated	(789)	(69)	14.29

Outstanding at December 31, 2004	4,180	2,360	$10.17

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Comprehensive (Loss)
      Comprehensive (loss) is summarized as follows:

	2004	2003	2002

		Restated	Restated
	(in millions)
Net (loss)	$(1,499)	$(1,207)	$(368)
Change in foreign currency translation adjustments, net of tax	102	163	132
Change in minimum pension liability, net of tax	(52)	(89)	(67)
Other	9	16	(12)

Total comprehensive (loss)	$(1,440)	$(1,117)	$(315)

      Accumulated other comprehensive income (loss) is comprised of the following:

	December 31,

	2004	2003

		Restated
	(in millions)
Foreign currency translation adjustments, net of tax	$199	$97
Realized and unrealized gains on derivatives, net of tax	16	8
Unrealized loss on marketable securities, net of tax	—	(1)
Minimum pension liability, net of tax	(210)	(158)

Total accumulated other comprehensive income (loss)	$5	$(54)

NOTE 13.	Litigation and Claims
      In February 2005, a shareholder lawsuit was filed in the U.S. District Court for the Eastern District of Michigan against Visteon and Messrs. Pestillo, Johnston, Coulson and Palmer and Ms. Minor, each a current or former officer of the company. The lawsuit alleges, among other things, that Visteon made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The named individual plaintiff seeks to represent a class consisting of purchasers of Visteon’s securities during the period between January 23, 2004 and January 31, 2005. Class action status has not yet been certified in this litigation. Visteon is in the process of evaluating the claims in this lawsuit, and Visteon and its current and former officers intend to contest the lawsuit vigorously. The lawsuit is in a very preliminary stage and at this time, management is unable to assess the impact this litigation may have on its results of operations and financial position.
      Various other legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against Visteon, including those arising out of alleged defects in Visteon’s products; governmental regulations relating to safety; employment-related matters; customer, supplier and other contractual relationships; intellectual property rights; product warranties; product recalls; and environmental matters. Some of the foregoing matters involve or may involve compensatory, punitive or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief which, if granted, would require very large expenditures.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Litigation and Claims — (Continued)
      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by Visteon for matters discussed in the foregoing paragraph where losses are deemed probable; these reserves are adjusted periodically to reflect estimates of ultimate probable outcomes. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which reserves have not been established could be decided unfavorably to Visteon and could require Visteon to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at December 31, 2004. Visteon does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on our financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 14.	Arrangements with Ford and its Affiliates
      Revenues from Ford and its affiliates, which include sales to Auto Alliance International, a joint venture between Ford and Mazda, approximated 70% in 2004, 76% in 2003 and 80% in 2002 of total sales.
      Visteon and Ford have entered into a series of agreements outlining the terms of the separation and the relationship between Visteon and Ford on an ongoing basis. In December 2003, Visteon and Ford entered into a series of agreements that modify or replace several of the agreements. On March 10, 2005, Visteon also entered into a funding agreement and a master equipment bailment agreement with Ford, as further described in Note 22. The following summary of certain of these agreements is qualified in all respects by the actual terms of the respective agreements.
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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Arrangements with Ford and its Affiliates — (Continued)
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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Arrangements with Ford and its Affiliates — (Continued)
      Ford may terminate or not renew its purchase obligations relating to a given component (each, a “Purchase Order”) in accordance with the terms of such Purchase Order, on account of “excusable delay” (as defined in the agreement), program cancellation, for good cause or for other good business reasons. If a Purchase Order is terminated or not renewed for good cause, there is no adjustment to the productivity price down percentages. If during the term of any Purchase Order, Ford elects to terminate or not renew a Purchase Order for other good business reasons, then Ford will compensate Visteon based on lost profits due to the discontinued sourcing of such components, as calculated in accordance with terms of the agreement. If during the term of any Purchase Order, Ford elects to terminate or not renew a Purchase Order because of program cancellation or excusable delay, then the terms of the applicable Purchase Order will govern the right to notification, remediation and compensation, if any.
      Furthermore, Visteon has agreed to pay Ford $150 million in lieu of additional productivity price reductions on components supplied by Visteon in North America during 2003, which amount was recognized in 2003 and paid in three equal installments commencing December 31, 2003 and ending on March 1, 2004. Visteon also agreed to provide beginning January 1, 2004 and on each January 1 thereafter through 2007 specified productivity price reductions for all components supplied to Ford in North America. Visteon and Ford have also agreed to negotiate in good faith price changes on supplied components resulting from design changes to such components.
      During the period from January 1, 2004 through December 31, 2007, Ford has agreed to pay to Visteon an amount based on the cost differential between wages paid to Ford-UAW workers, at efficient manning levels, and workers at Tier 1 suppliers, with respect to new business sourced to Visteon at plants covered by the Ford-UAW master collective bargaining agreement. Through December 31, 2007, Ford agrees to reimburse Visteon for wages relating to Ford-UAW workers assigned to Visteon who are placed in the Guaranteed Employment Number (“GEN”) program, as set forth in the Ford-UAW master collective bargaining agreement, as a result of Ford’s decision to exclude Visteon from the list of suppliers receiving a request for quote on new business or terminate or not renew a Purchase Order because of other good business reasons. Visteon has received no payments related to the either cost differential or the GEN program as of December 31, 2004.
      Finally, Ford has agreed to reimburse Visteon for up to one-half of any capital investment spending on production facilities and equipment made by Visteon during the period from January 1, 2004 through December 31, 2007 to the extent related to the production of certain uncompetitive commodities for Ford. Because this reimbursement is calculated on the basis that the capital investment will be amortized over a period of seven years utilizing the production volumes of the applicable components, Visteon may not be reimbursed the full amount in the event that the sourcing programs were cancelled or modified by Ford during such period. Visteon has received no payments related this agreement as of December 31, 2004. Ford also agreed to accelerate the payment terms for certain payables to Visteon through 2006.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Arrangements with Ford and its Affiliates — (Continued)
Master Separation Agreement
      Ford has provided a number of transitional services to Visteon pursuant to the master separation agreement and related arrangements, including information technology, human resources, accounting, customs, product development technology and real estate services. Visteon agreed to pay Ford amounts which reflected its fully accounted cost for these services, including a reasonable allocation of internal overhead costs, as well as any direct costs incurred from outside suppliers. Except for certain information technology services, Ford’s obligation to provide these services pursuant to the master separation agreement expired in June 2002. Assessments for these services totaled approximately $52 million for the first half of 2002. Visteon and Ford have subsequently entered into new arrangements covering some of these services.
      Further, during 2003, Visteon began the process of creating a separate IT environment, including the separation of certain of Ford’s IT systems that had been utilized by Visteon. During December 2003, Visteon and Ford agreed on matters designed to facilitate the separation process, including the provision by Ford of certain limited information technology support services, and for Ford to share a portion (up to $100 million) of the costs associated with such process. During 2003, $74 million was recognized by Visteon through a reduction in selling, administrative and other expenses and capital expenditures. Ford incurred additional expenses in 2004 for which Visteon was not charged, with a final settlement expected in 2005. The parties have agreed also to the mutual release of all claims related to IT activities since the separation.
Hourly Employee Assignment Agreement
      The hourly employee assignment agreement, as amended and restated as of December 19, 2003, sets forth a number of rights and obligations with respect to the United States hourly employees of Ford who are covered by Ford-UAW master collective bargaining agreements and are assigned to work for Visteon. Under this agreement, Visteon exercises day-to-day supervision over the covered individuals and reimburses Ford for the wage, benefit and other costs incurred by Ford related to these individuals. This includes amounts for profit sharing based on Ford’s profits, which is capped at $2,040 per worker. This cap excludes amounts that may be payable on account of employer payroll taxes or the portion of any profit sharing payment that may be attributable to Visteon’s profits. About $12 million, $4 million and $4 million of profit sharing expense was recognized in 2004, 2003 and 2002, respectively.
      The amended and restated hourly employee assignment agreement also significantly reduced Visteon’s obligation to reimburse Ford for the Other Post Employment Benefits (“OPEB”) SFAS 106 liability (the “OPEB Liability”) related to pre-separation service of Ford hourly employees assigned to work at Visteon and that the time period for funding Visteon’s post-separation OPEB Liability to Ford for hourly employees assigned to work at Visteon be extended from 2020 to December 31, 2049, which is discussed further in Note 9 of our consolidated financial statements. Visteon has agreed to transfer assets and obligations relating to the pensions and other benefits for those hourly employees of Visteon who become hourly employees of Ford as of December 22, 2003. Finally, the agreement provides for an agreed upon method for the transfer of benefit obligations for Visteon-assigned Ford-UAW employees who return to Ford after service at Visteon.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Financial Instruments
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
      The fair value of debt excluding related interest rate swaps was about $2,064 million at December 31, 2004, based on quoted market prices or current rates for similar debt with the same credit ratings and remaining maturities, compared with book value of $2,013 million. The fair value of debt excluding related interest rate swaps was about $1,910 million at December 31, 2003, compared with book value of $1,783 million. The notional amount of these interest rate swaps was $550 million and $540 million, respectively, at December 31, 2004 and 2003. The fair market value of the interest rate swaps was an asset of $2 million and $15 million at December 31, 2004 and 2003, respectively, with an offsetting amount recorded in long-term debt.
      The fair value of foreign currency instruments was estimated using current market rates provided by outside quotation services. The notional amount of foreign currency instruments in equivalent U.S. dollars was $1,832 million and $1,107 million at December 31, 2004 and 2003, respectively. The notional amount represents the contract amount, not the amount at risk. The fair value of Visteon’s foreign currency instruments was an asset of $18 million and a liability of $10 million at December 31, 2004 and 2003, respectively.
      The notional amount of commodity derivatives was $71 million and $54 million at December 31, 2004 and 2003, respectively. The fair market value of commodity derivatives was an asset of $9 million and $11 million at December 31, 2004 and 2003, respectively.
      It is anticipated that approximately $16 million of deferred net gains, net of tax, will be reclassified from accumulated other comprehensive income to earnings in 2005 as the anticipated underlying transactions occur.
Concentration of Credit Risk
      Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose us to counterparty credit risk for non-performance. Our counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet our requirement of high credit standing. Our counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. We manage our credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty, and through monitoring counterparty credit risks. Our concentration of credit risk related to derivative contracts at December 31, 2004, was not significant.
      With the exception of accounts receivable from Ford and its affiliates, Visteon’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at December 31, 2004. Management periodically performs credit evaluations of its customers and generally does not require collateral.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE 16. Special Charges
2004 Actions
      Visteon recorded pre-tax special charges of $396 million and after-tax special charges of $1,263 million, with $382 million in costs of sales and $14 million in selling, administrative and other expenses, as summarized below:

	2004

	Pre-tax	After-tax

	(in millions)
Restructuring and other charges:
U.S. Salaried voluntary separation related	$51	$51
U.S. Hourly early retirement incentive and other related	25	25
Plant closure related	11	7
European Plan for Growth related	9	9
Adjustments to prior year’s expenses	1	1

Total restructuring and other charges	97	93
Loss related to asset impairment charges	314	314
Adjustments related to seating operations	(15)	(15)
Deferred tax valuation allowance (Note 7)	—	871

Total special charges	$396	$1,263

Restructuring and Other Charges
      U.S. salaried voluntary separation charges are related to incentive programs offered during the fourth quarter of 2004 to eligible salaried Visteon employees to voluntarily separate employment. About 400 employees elected to terminate employment by March 31, 2005.
      Early retirement incentive and other charges are related to incentive programs offered during the third quarter of 2004 to eligible Visteon-assigned Ford-UAW employees to voluntarily retire or to relocate in order to return to a Ford facility. About 500 employees elected to retire early at a cost of $18 million and about 210 employees have agreed to return to a Ford facility at a cost of $7 million.
      Plant closure charges are related to the involuntary separation of up to about 200 employees as a result of the closure of our La Verpilliere, France, manufacturing facility. This program has been substantially completed as of December 31, 2004. European Plan for Growth charges are comprised of $9 million related to the separation of about 50 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002.
      In 2004, net accrued liability adjustments of $14 million relating to prior year’s actions were credited to costs of sales, including $15 million related to costs to complete the transfer of seat production located in Chesterfield, Michigan, to another supplier, as discussed further in this note.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE 16. Special Charges — (Continued)
Asset Impairment Charge
      During the third quarter of 2004, the Automotive Operations recorded a pre-tax, non-cash impairment write-down of $314 million in costs of sales to reduce the net book value of certain long-lived assets. This write-down was based on an assessment by product line asset group, completed in the third quarter of 2004, of the recoverability of our long-lived assets in light of the challenging environment in which we operate, and included considering the impact of lower than anticipated current and near term future year Ford North American production volumes and the related impact on our future operating projections. Assets are considered impaired if the book value is greater than the undiscounted cash flows expected from the use of the asset. As a result of this analysis the assets of the steering systems product group were impaired. The write-down was approximately $249 million in North America and $65 million in Europe and was determined on a “held for use” basis. Fair values were determined primarily based on prices for similar groups of assets determined by a third-party valuation firm.
2003 Actions
      Visteon recorded pre-tax special charges of $754 million and after-tax special charges of $915 million, with $734 million in costs of sales and $20 million in selling, administrative and other expenses, as summarized below:

	2003

	Pre-tax	After-tax

	Restated
	(in millions)
Restructuring and other charges:
2003 actions	$139	$91
Adjustments to prior year’s expenses	(9)	(6)

Total restructuring and other charges	130	85
Loss related to fourth quarter asset impairment charges	407	260
Loss related to seating operations*	217	139
Deferred tax valuation allowance (Note 7)	—	431

Total special charges	$754	$915

*	2003 amounts include $18 million related operating losses from the North American seating operation between the effective date of the exit agreements (April 1, 2003) and the date the agreements were finalized (June 23, 2003).
Restructuring and Other Charges
      In the fourth quarter of 2003, Visteon recorded pre-tax charges of $48 million comprised of $14 million related to an involuntary program to separate about 110 U.S. salaried employees, $7 million related to a program started in the second quarter of 2003 to involuntary separate hourly employees located in Germany, $8 million related to the involuntary separation of about 44 salaried employees in Germany, $11 million related to the separation of about 100 hourly employees located at Visteon’s plants in Europe through a continuation of special voluntary retirement and separation program started in 2002 and $8 million related to other minor actions. The separation of the 110 U.S. salaried employees took place at various times in 2004; all other actions were substantially completed during the fourth quarter of 2003.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE 16. Special Charges — (Continued)
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
Asset Impairment Charge
      During the fourth quarter of 2003, the Automotive Operations recorded a pre-tax, non-cash impairment write-down of $407 million ($260 million after-tax) in costs of sales to reduce the net book value of certain long-lived assets. This write-down was based on an assessment by product line asset group, completed in the fourth quarter of 2003, of the recoverability of our long-lived assets in light of the challenging environment in which we operate and as part of our business planning process for 2004 and beyond. This assessment included considering the substantial change in the production levels of Visteon’s major customers and the related impact on our future operating projections, as well as the anticipated impact of the recently completed Ford 2003 agreements. Assets are considered impaired if the book value is greater than the undiscounted cash flows expected from the use of the asset. As a result of this analysis the assets of six product groupings were impaired: bumpers, fuel tanks, starters and alternators, steering columns, suspension systems, and wiper/washer. The write-down was approximately $300 million in North America and $100 million in Europe and was determined on a “held for use” basis. Fair values were determined primarily based on prices for similar groups of assets determined by a third-party valuation firm.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE 16. Special Charges — (Continued)
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
      The ultimate costs and cash payments related to this agreement depended on several factors including the actual net costs incurred during the seating production transition phase that concluded around June 2004, and the ultimate actual costs incurred related to the relocation, re-deployment and/or employment termination of the 1,470 Visteon-assigned Ford-UAW employees and the savings achieved by Ford (as defined in the agreement) resulting from resourcing production that served as an offset to the transition costs. A determination of the net costs that Visteon is responsible to reimburse Ford under this agreement was completed in the third quarter of 2004, subject to the final actuarial valuation received in the fourth quarter of 2004, and resulted in a $2 million and $13 million reduction in previously established accruals and a credit to costs of sales in the third quarter of 2004 and fourth quarter of 2004, respectively. Visteon paid Ford about $62 million in 2004 and $30 million in 2003 under this agreement; of the remaining amounts payable of $67 million, about $16 million is expected to be paid in 2005 and the balance to be paid in equal installments over nine years with interest.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE 16. Special Charges — (Continued)
      The original Hourly Employee Assignment Agreement between Visteon and Ford, entered into in connection with our separation from Ford, provided a mechanism for determining a cash settlement amount for postretirement health and life insurance benefits associated with Visteon-assigned Ford-UAW employees that transfer to Ford. Under this original agreement, Ford would assume the retiree health and life benefits for such employees and Visteon would reimburse Ford an amount equal to the SFAS 106 actuarially determined accumulated projected benefit obligation that was transferred to Ford. The agreement also provided that if the reimbursement related to such transfers exceeds $10 million per year, then Visteon has the option to pay $10 million in the first year and pay the balance in succeeding years in annual installments of at least $5 million until the obligation is satisfied, with outstanding amounts bearing interest based on a variable rate equal to the 90-day Treasury Bill rate. During the second quarter of 2003, Visteon reclassified approximately $148 million in postretirement benefits payable to Ford as an accrued liability based on the estimated SFAS 106 actuarially determined accumulated projected benefit obligation associated with the 1,470 Visteon-assigned Ford-UAW employees working at the Chesterfield, Michigan facility that were transferred to Ford. This amount will be adjusted in the future based upon final actuarial valuation results. At December 31, 2004 and 2003, about $133 million and $138 million, respectively, of this obligation is classified in the line “Other Liabilities” on the Consolidated Balance Sheet with the remainder in current accrued liabilities.
2002 Actions
      Visteon recorded pre-tax special charges of $223 million and after-tax special charges of $407 million during 2002. After-tax special charges include a non-cash write-off for the entire value of goodwill of $265 million, net of tax, related to Visteon’s adoption of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, as described in Note 17 of our consolidate financial statements.
      Visteon recorded pre-tax charges of $95 million related to various first quarter of 2002 actions, including the separation of 820 employees at Markham, Ontario, as a result of Visteon’s decision to move nearly all of the non-restraint electronics business to facilities in Mexico, the elimination of about 215 engineering positions in the United States to reduce research and development costs, the closure of our Visteon Technologies facility in California and the related discontinuation of support for our aftermarket navigation systems product line, the closure of our Leatherworks facility in Michigan and the elimination of about 240 manufacturing positions in Mexico.
      Visteon recorded pre-tax charges of $71 million ($48 million in costs of sales and $23 million in selling, administrative and other expenses) related to the separation of about 308 U.S. salaried employees through a special voluntary early retirement and separation program.
      Visteon recorded pre-tax charges in costs of sales of $40 million related to restructuring manufacturing operations in the UK, Germany and France. Of this charge, $24 million is related to the separation of about 338 hourly employees located at Visteon’s plants in Europe through a special voluntary retirement and separation program. The remaining $16 million is a non-cash impairment charge related to a group of machinery and equipment in Europe for which production activities will be discontinued and the future undiscounted cash flows are less than the carrying value of the assets held for use. Visteon measured the impairment loss by comparing the carrying value of these fixed assets to the expected proceeds from disposal of the assets after completion of remaining production commitments.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE 16. Special Charges — (Continued)
      Effective April 1, 2002, Visteon completed the sale of its restraint electronics business to Autoliv, Inc. for $25 million, resulting in a pre-tax charge of $26 million recorded in costs of sales. The sale includes Visteon’s North American and European order book of approximately $150 million in annual sales to Ford and its affiliates, and associated manufacturing operations in Markham, Ontario, as well as related assets and liabilities. As part of the sale, approximately 280 employees from Markham and about 95 engineers from Dearborn, Michigan, transferred to Autoliv.
      Visteon recorded pre-tax charges of $3 million were recorded related to the elimination of about 189 manufacturing positions in Brazil and other minor actions. In addition, accrued restructuring liabilities relating to prior year restructuring plans of $12 million were credited to costs of sales in 2002 reflecting a change in estimated costs to complete these activities.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE 16. Special Charges — (Continued)
Reserve Activity
      Reserve balances, excluding those related to seating operations, of $55 million and $45 million at December 31, 2004 and 2003, respectively, are included in current accrued liabilities on the accompanying balance sheets. The December 31, 2004, reserve balance of $55 million includes $11 million related to 2003 restructuring activities. Visteon currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed by the end of 2005.

	Automotive Operations		Glass Operations

	Employee-Related	Other	Employee-Related	Total

	(in millions)
December 31, 2001 reserve balances	$17	$—	$6	$23
First quarter 2002 actions	81	14	—	95
Third quarter 2002 actions	10	16	—	26
Fourth quarter 2002 actions	83	—	5	88
Adjustments to prior years expenses	(9)	—	(3)	(12)

Total net expense	165	30	2	197
Utilization	(147)	(30)	(7)	(184)
Foreign exchange translation	1	—	—	1

December 31, 2002 reserve balances	$36	$—	$1	$37
First quarter 2003 actions	26	4	1	31
Second quarter 2003 actions	49	—	—	49
Third quarter 2003 actions	11	—	—	11
Fourth quarter 2003 actions	48	—	—	48
Adjustments to prior years expenses	(8)	—	(1)	(9)

Total net expense – Restated	126	4	—	130
Utilization – Restated	(122)	(4)	(1)	(127)
Foreign exchange translation	5	—	—	5

December 31, 2003 reserve balances	$45	$—	$—	$45
First quarter 2004 actions – Restated	14	—	—	14
Second quarter 2004 actions	5	—	—	5
Third quarter 2004 actions	24	—	1	25
Fourth quarter 2004 actions	49	—	3	52
Adjustments to prior years expenses	1	—	—	1

Total net expense	93	—	4	97
Utilization	(87)	—	(1)	(88)
Foreign exchange translation	1	—	—	1

December 31, 2004 reserve balances	$52	$—	$3	$55

      Utilization for 2004 of $88 million includes $67 million mainly for severance pay and $21 million related to special pension and other postretirement benefits. Utilization for 2003 of $127 million includes $97 million of cash payments mainly for severance pay, $26 million incurred related to special pension and other postretirement benefits and $4 million related to the non-cash write-down of certain plant assets.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Accounting Changes
      During the fourth quarter of 2004, Visteon changed the method of determining the cost of production inventory for U.S. locations from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. Prior to the fourth quarter of 2004, production inventories in the U.S. were valued substantially using the LIFO method. Visteon believes the FIFO method of inventory costing provides more meaningful information to investors and conforms all inventories to the same FIFO basis. As a result, all inventories are now stated at the lower of cost, determined on a FIFO basis, or market. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes”, a change from the LIFO method of inventory costing to another method is considered a change in accounting principle that should be applied by retroactively restating all prior periods. This change decreased the 2003 net loss by $36 million ($0.29 per share), which includes a $34 million reduction to the fourth quarter of 2003 non-cash charge which established a valuation allowance against our net deferred tax assets in the U.S.; and increased 2002 net loss by $6 million ($0.04 per share). The change in accounting from LIFO to FIFO resulted in a cumulative increase to stockholders equity at January 1, 2002 of $61 million.
      Effective January 1, 2002, Visteon adopted Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 no longer permits amortization of goodwill and establishes a new method of testing goodwill for impairment by using a fair-value based approach. Goodwill was related primarily to the acquisition of the interiors division of Compagnie Plastic Omnium and the increase of Visteon’s ownership in Halla Climate Corporation to 70% by purchasing an additional 35%, both of which occurred in 1999.
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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Cash Flows
      The reconciliation of net (loss) to cash flows provided by operating activities is as follows:

	2004	2003	2002

		Restated	Restated
	(in millions)
Net (loss)	$(1,499)	$(1,207)	$(368)
Adjustment to reconcile net (loss) to cash flows from operating activities:
Cumulative effect of change in accounting, net of tax	—	—	265
Depreciation and amortization	685	677	633
Asset impairment charges	314	436	—
Loss on divestitures	—	—	26
Earnings of affiliated companies in excess of dividends remitted	(2)	(20)	(28)
Deferred income taxes	865	(100)	(151)
Sale of receivables	66	5	10
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and other current assets	(173)	(37)	280
Decrease in inventory	3	140	85
Increase (decrease) in accounts payable, accrued and other liabilities	(86)	(8)	49
Increase in postretirement benefits other than pensions	180	400	279
Other	65	77	23

Cash flows provided by operating activities	$418	$363	$1,103

      Cash paid for interest and income taxes was as follows:

	2004	2003	2002

	(in millions)
Interest	$105	$94	$120
Income taxes	101	89	92

NOTE 19.	Information Technology Agreement
      Prior to January 2003 and since our separation from Ford, Ford had provided us with and charged us for many of our information technology needs. In January 2003, we entered into a 10-year outsourcing agreement with International Business Machines (“IBM”) pursuant to which we outsource most of our IT needs on a global basis, including mainframe support services, data centers, customer support centers, application development and maintenance, data network management, desktop support, disaster recovery and web hosting. The service charges under the outsourcing agreement are expected to aggregate about $2 billion during the ten year initial term of the agreement, subject to decreases and increases in the service charges based on Visteon’s actual consumption of services to meet its then current business needs. The outsourcing agreement may also be terminated for Visteon’s business convenience after our second full year under the agreement for a scheduled termination fee. Associated charges were about $280 million in 2004.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE 20. Segment Information
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
      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers, or a decision-making group, in deciding how to allocate resources and in assessing performance. Visteon’s chief operating decision-making group is comprised of the Chairman and Chief Executive Officer and several other senior executives.
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
      The accounting policies for the operating segments are the same as those described in Note 3, “Accounting Policies,” of our consolidated financial statements. Income (loss) before income taxes is the primary profitability measure used by our chief operating decision-makers, both including and excluding the effects of special charges. Special charges are discussed further in Notes 7, 16 and 17 of our consolidated financial statements. Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
2004
Sales	$18,137	$520	$18,657
(Loss) before income taxes and minority interests	(483)	(16)	(499)
Net (loss)	(1,439)	(60)	(1,499)
Special charges:
Before taxes	(392)	(4)	(396)
After taxes	(1,215)	(48)	(1,263)
Depreciation/amortization	681	4	685
Capital expenditures, including capital leases	833	12	845
Unconsolidated affiliates:
Equity in net income	40	5	45
Investments in	207	20	227
Total assets, end of period	10,038	271	10,309

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE 20. Segment Information — (Continued)

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
2003 – Restated
Sales	$17,097	$563	$17,660
(Loss) before income taxes and minority interests	(1,181)	(7)	(1,188)
Net (loss)	(1,200)	(7)	(1,207)
Special charges:
Before taxes	(754)	—	(754)
After taxes	(910)	(5)	(915)
Depreciation/amortization	670	7	677
Capital expenditures	863	9	872
Unconsolidated affiliates:
Equity in net income	51	4	55
Investments in	195	20	215
Total assets, end of period	10,725	299	11,024
2002 – Restated
Sales	$17,797	$598	$18,395
Income (loss) before income taxes and minority interests	(163)	21	(142)
Cumulative effect of change in accounting, net of tax	(265)	—	(265)
Net income (loss)	(383)	15	(368)
Special charges:
Before taxes	(221)	(2)	(223)
After taxes, excluding change in accounting	(141)	(1)	(142)
Depreciation/amortization	627	6	633
Capital expenditures	718	7	725
Unconsolidated affiliates:
Equity in net income	39	5	44
Investments in	171	20	191
Total assets, end of period	10,938	286	11,224
      Visteon’s major geographic areas are the United States, Europe and Asia Pacific. Other geographic areas (primarily Canada, Mexico and South America) individually are not material. Financial information segregated by geographic area is as follows:

					Total
Geographic Areas	United States	Europe	Asia-Pacific	All Other	Visteon

	(in millions)
2004
Sales	$11,868	$3,915	$1,744	$1,130	$18,657
Net property	2,835	1,540	556	372	5,303
2003 – Restated
Sales	$11,852	$3,209	$1,454	$1,145	$17,660
Net property	3,001	1,503	442	419	5,365
2002 – Restated
Sales	$13,093	$2,878	$1,249	$1,175	$18,395
Net property	3,196	1,409	407	436	5,448

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE 20. Segment Information — (Continued)
      Visteon’s sales by group of similar products are as follows:

Product Groups	2004	2003	2002

	(in millions)
Automotive Operations Chassis Products & Systems	$4,593	$4,390	$4,544
Interior Products & Systems	4,619	3,653	3,982
Climate Control Products & Systems	4,517	3,848	3,786
Powertrain Products & Systems	3,507	3,144	3,320
Electronic Products & Systems	2,090	2,091	2,233
Exterior Products & Systems	896	801	814
Eliminations	(2,085)	(830)	(882)

Total Automotive Operations	18,137	17,097	17,797
Glass Operations	520	563	598

Total Visteon	$18,657	$17,660	$18,395

NOTE 21.	Summary Quarterly Financial Data (Unaudited)
      The following tables present the restated and the originally reported summary quarterly financial data.

	2004				2003

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	Restated
	(in millions, except per share amounts)
Sales	$4,972	$4,870	$4,136	$4,679	$4,704	$4,613	$3,884	$4,459
Gross margin*	316	294	(220)	156	223	(19)	(3)	(359)
Operating income (loss)	51	56	(445)	(110)	(21)	(259)	(267)	(619)
Income (loss) before income taxes and minority interests	43	44	(459)	(127)	(25)	(264)	(274)	(625)
Net income (loss)	20	24	(1,424)	(119)	(19)	(172)	(174)	(842)
Earnings (loss) per share
Basic	$0.16	$0.19	$(11.36)	$(0.95)	$(0.15)	$(1.37)	$(1.38)	$(6.70)
Diluted	$0.16	$0.19	$(11.36)	$(0.95)	$(0.15)	$(1.37)	$(1.38)	$(6.70)

*	Gross margin as presented is calculated as sales less costs of sales.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 21.	Summary Quarterly Financial Data (Unaudited) — (Continued)

	2004			2003

	First	Second	Third	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share amounts)
	(As Originally Reported)
Sales	$4,972	$4,870	$4,154	$4,704	$4,613	$3,884	$4,459
Gross margin*	327	303	(212)	227	(12)	5	(346)
Operating income (loss)	64	67	(435)	(15)	(251)	(257)	(605)
Income (loss) before income taxes and minority interests	56	55	(449)	(19)	(256)	(264)	(611)
Net income (loss)	30	31	(1,360)	(15)	(167)	(168)	(863)
Earnings (loss) per share
Basic	$0.24	$0.25	$(10.86)	$(0.12)	$(1.33)	$(1.34)	$(6.87)
Diluted	$0.23	$0.24	$(10.86)	$(0.12)	$(1.33)	$(1.34)	$(6.87)

*	Gross margin as presented is calculated as sales less costs of sales.
     As discussed further in Note 16 of our consolidated financial statements, Visteon recorded pre-tax charges of $14 million, $5 million, $336 million and $41 million in the first quarter, second quarter, third quarter and fourth quarter of 2004, respectively, related to asset impairment charges, exit of the North American seating operations, restructuring and other actions. Results for the third quarter of 2004 include income tax expense of $871 million related to recording deferred income tax valuation allowances, which are discussed further in Note 7 of our consolidated financial statements.
      As discussed further in Note 16 of our consolidated financial statements, Visteon recorded pre-tax charges of $31 million, $266 million, $2 million and $455 million in the first quarter, second quarter, third quarter and fourth quarter of 2003, respectively, related to asset impairment charges, exit of the North American seating operations, restructuring and other actions. Results for the fourth quarter of 2003 include income tax expense of $431 million related to recording income tax valuation allowances, which are discussed further in Note 7 of our consolidated financial statements.

NOTE 22.	Subsequent Event
      On March 10, 2005, Visteon and Ford entered into a funding agreement, effective as of March 1, 2005, under which Ford has agreed (a) to accelerate the payment on or prior to March 31, 2005 of not less than $120 million of payables that are currently not required to be paid to Visteon until after March 31, 2005; (b) to accelerate the payment terms for certain payables to Visteon arising on or after April 1, 2005 from an average of 33 days after the date of sale to an average of 26 days; (c) to reduce the amount of wages that Visteon is currently obligated to reimburse Ford with respect to Visteon-assigned Ford-UAW hourly employees that work at Visteon facilities, which Visteon expects will result in reduced expenses and in cash savings of approximately $25 million per month; and (d) to release Visteon from its obligation to reimburse Ford for Ford profit sharing payments with respect to Visteon-assigned Ford-UAW hourly employees that accrue in 2005.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE 22. Subsequent Event — (Continued)
      Under the funding agreement, Visteon has agreed to (a) continue to provide an uninterrupted supply of components to Ford in accordance with applicable purchase orders and to continue to comply with its other contractual agreements with Ford and the UAW, including continuing to use its best efforts to quote competitive prices for new business to be produced for Ford at certain of Visteon’s plants located in North America; (b) not to request reimbursement from Ford for any material cost surcharges for any component that is produced for Ford at certain of Visteon’s plants located in North America, and (c) that, except with respect to sales of inventory or the disposal of obsolete equipment in the ordinary course of business, Visteon will not sell, close or otherwise dispose of any of the assets at certain of Visteon’s plants located in North America, without Ford’s consent.
      Also on March 10, 2005, Ford and Visteon entered into a master equipment bailment agreement, effective as of January 1, 2005, pursuant to which Ford has agreed to pay third-party suppliers for certain machinery, equipment, tooling and fixtures and related assets, which may be acquired during the term of the agreement, which are primarily used to produce components for Ford at some of Visteon’s plants located in North America.
      Each of the above agreements may be terminated by Visteon or Ford at anytime on or after January 1, 2006 upon 10 business days’ notice or upon the occurrence of certain customary events of default.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions			Balance
	Beginning	Charged to			at End
	of Year	Income	Deductions(a)	Other(b)	of Year

	(in millions)
Year Ended December 31, 2004:
Allowance for doubtful accounts	$35	$22	$(13)	$—	$44
Valuation allowance for deferred taxes	490	1,267	—	159	1,916
Year Ended December 31, 2003: (Restated)
Allowance for doubtful accounts	$24	$24	$(13)	$—	$35
Valuation Allowance for deferred taxes	21	439	—	30	490
Year Ended December 31, 2002:
Allowance for doubtful accounts	$19	$13	$(8)	$—	$24
Valuation allowance for deferred taxes	—	21	—	—	21

(a)	Deductions represent uncollectible accounts charged off, net of recoveries.

(b)	Other represents adjustments recorded through other comprehensive income. The amount for 2004 also includes tax return true-up adjustments that impacted deferred taxes and the related valuation allowances.

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.
4.1	Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.2	Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.3	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Purchase and Supply Agreement dated as of December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.3	2003 Relationship Agreement dated December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.4	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.5	Aftermarket Relationship Agreement dated as of January 1, 2000 between Visteon and the Automotive Consumer Services Group of Ford is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.6	Amended and Restated Hourly Employee Assignment Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.7	Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.8	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).

Exhibit
Number	Exhibit Name

10.9	Visteon Corporation 2004 Incentive Plan, as amended and restated, is incorporated herein by reference to Appendix B to the Proxy Statement of Visteon dated March 30, 2004.*
10.9.1	Form of Terms and Conditions of Nonqualified Stock Options is incorporated herein by reference to Exhibit 10.9.1 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.9.2	Form of Terms and Conditions of Restricted Stock Grants is incorporated herein by reference to Exhibit 10.9.2 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.9.3	Form of Terms and Conditions of Restricted Stock Units is incorporated herein by reference to Exhibit 10.9.3 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.9.4	Form of Terms and Conditions of Stock Appreciation Rights is incorporated herein by reference to Exhibit 10.9.4 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.10	Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10.10.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.10 hereto entered into by Visteon with Messrs. Pestillo, Johnston, Orchard, Palmer, Pfannschmidt, Chatterjee and Marcin, and Ms. Fox is incorporated herein by reference to Exhibit 10.10.1 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.11	Issuing and Paying Agency Agreement dated as of June 5, 2000 between Visteon and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.12	Corporate Commercial Paper — Master Note dated June 1, 2000 is incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.13	Letter Loan Agreement dated as of June 12, 2000 from The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.14	Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.15	Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.16	Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.17	Visteon Corporation Savings Parity Plan is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.18	Visteon Corporation Pension Parity Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated February 9, 2005.*

Exhibit
Number	Exhibit Name

10.19	Visteon Corporation Supplemental Executive Retirement Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated February 9, 2005.*
10.20	Executive Employment Agreement dated as of September 15, 2000 between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2001.*
10.21	Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.22	Visteon Corporation Executive Separation Allowance Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated February 9, 2005.*
10.23	Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain executive officers under the plans constituting Exhibits 10.14, 10.16, 10.17, 10.18, 10.19 and 10.22 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.24	Five-Year Revolving Loan Credit Agreement dated as of June 20, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.24.1	First Amendment, dated as of December 16, 2004, to and under the Five-Year Revolving Loan Credit Agreement dated as of June 20, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent.
10.25	364-Day Credit Agreement dated as of June 18, 2004 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Citibank, N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2004.
10.26	Five-Year Term Loan Credit Agreement dated as of June 25, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.27	Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*
10.28	Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003
10.29	Employment Agreement effective as of January 1, 2004 between Visteon and Daniel R. Coulson is incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*

Exhibit
Number	Exhibit Name

10.30	Visteon Corporation Non-Employee Director Stock Unit Plan is incorporated herein by reference to Appendix C to the Proxy Statement of Visteon dated March 30, 2004.*
10.31	Employment Agreement dated as of June 2, 2004 between Visteon and James F. Palmer is incorporated herein by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2004.*
10.32	Visteon Executive Severance Plan is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated February 9, 2005.*
10.33	Form of Executive Retiree Health Care Agreement is incorporated herein by reference to Exhibit 10.28 to the Current Report on Form 8-K of Visteon dated December 9, 2004.*
10.33.1	Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.33 hereto entered into by Visteon with Messrs. Johnston, Orchard and Palmer.*
10.34	Funding Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated March 10, 2005.
10.35	Master Equipment Bailment Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated March 10, 2005.
10.36	Resignation Agreement, dated as of March 10, 2005, between Visteon and Stacy L. Fox.*
10.37	Consulting Agreement, dated as of March 10, 2005, between Visteon and Stacy L. Fox.*
12.1	Statement re: Computation of Ratios.
18.1	Letter of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, regarding Change in Accounting Principles.
21.1	Subsidiaries of Visteon.
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated March 16, 2004.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated March 16, 2004.
32.1	Section 1350 Certification of Chief Executive Officer dated March 16, 2004.
32.2	Section 1350 Certification of Chief Financial Officer dated March 16, 2004.

†	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
     In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.