Form 10-K/A
period 2004-12-31
VISTEON CORP
filed 2005-11-22
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)
☑
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
Yes        No  ✓
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
    As of November 14, 2005, the registrant had outstanding 128,743,368 shares of common stock.
Document Incorporated by Reference*

Document	Where Incorporated

Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

*	As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

EXPLANATORY NOTE
      This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2005 (the “Original Filing”), is being filed to reflect restatements of our consolidated balance sheet at December 31, 2004 and 2003; and our consolidated statement of operations, consolidated statement of cash flows and consolidated statement of stockholders’ equity for each of the three years in the period ended December 31, 2004, and the notes and schedule of valuation and qualifying accounts related thereto.
      On May 10, 2005, Visteon announced that the Audit Committee of the Board of Directors had initiated an independent review of the accounting for certain transactions originating in the company’s North American purchasing activity as a result of errors identified by management during the course of preparing Visteon’s Quarterly Report on Form 10-Q for the first quarter of 2005. The errors related to the accrual for freight, raw materials and other supplier costs originating in North America that relate to prior periods. The Audit Committee engaged outside counsel to advise it regarding the review. Based upon the completion of this review and other procedures performed by management, the Audit Committee and management concluded that the aforementioned financial statements require restatement. In addition, as previously described in Visteon’s Current Report on Form 8-K dated October 21, 2005, the Audit Committee’s independent review also determined that many of the accounting errors resulted principally from improper conduct on the part of two former, non-executive finance employees responsible for the accounting oversight of these matters. The restatements pertain to the following matters:

•	Visteon is making corrections to record freight costs that should have been recorded in periods prior to December 31, 2004. The impact of the correction of these errors increased net loss by approximately $8 million ($0.06 per share), $24 million ($0.19 per share) and $5 million ($0.04 per share) for the years ended December 31, 2004, 2003 and 2002, respectively.

•	Visteon is making corrections to record raw material cost increases that should have been recorded in periods prior to December 31, 2004. The impact of the correction of these errors increased net loss by approximately $26 million ($0.21 per share) for the year ended December 31, 2004, reduced net loss by approximately $3 million ($0.02 per share) for the year ended December 31, 2003, and increased net loss by approximately $6 million ($0.05 per share) for the year ended December 31, 2002.

•	Visteon is making corrections to record other supplier costs that should have been recorded in periods prior to December 31, 2004. The impact of the correction of these errors increased net loss by approximately $6 million ($0.05 per share) and $1 million ($0.01 per share) for the years ended December 31, 2004 and 2003, respectively, and had no impact on net loss for the year ended December 31, 2002.

•	Visteon is making a correction for income taxes related to various foreign affiliates that should have been recognized in 2004. The impact of this correction reduced net loss by approximately $3 million ($0.02 per share) for the year ended December 31, 2004.

      For a more detailed description of these restatements, see Note 2, “Restatement of Financial Statements” to the accompanying consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K/A. The decision to restate Visteon’s consolidated financial statements was previously announced in a press release that was filed with the SEC as part of a Current Report on Form 8-K of Visteon dated October 21, 2005.
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
      Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in either our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005, June 30, 2005 or September 30, 2005 which are being filed concurrently with the filing of this Form 10-K/A, or other reports filed with the SEC subsequent to the date of this filing.

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
Financial Information About Business Segments
      Business segment financial information can be found on pages 116-118 of this Annual Report on Form 10-K/A (Note 20, “Segment Information,” of our consolidated financial statements).
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
International
      Financial information about sales and net property by major geographic area can be found on page 117 of this Annual Report on Form 10-K/A (Note 20, “Segment Information,” of our consolidated financial statements).
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
      The following selected consolidated financial data has been restated to reflect adjustments to the Original Filing for accounting corrections related to freight, raw material costs, other supplier costs and income tax matters that are further discussed in “Explanatory Note” in the forepart of this Form 10-K/A and in Note 2, “Restatement of Financial Statements,” to our consolidated financial statements included in this Form 10-K/A.
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
      The following selected consolidated financial data for 2003, 2002, 2001 and 2000 was restated in the Original Filing to reflect a change in the method of determining the cost of production inventories for U.S. locations from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method as further discussed in Note 17, “Accounting Changes,” to our consolidated financial statements included in this Form 10-K/A.

ITEM 6. SELECTED FINANCIAL DATA — (Continued)

	2004	2003	2002	2001(1)	2000

	Restated	Restated	Restated	Restated	Restated
	(in millions, except per share amounts and percentages)
Statement of Operations Data
Sales
Ford and affiliates	$13,015	$13,475	$14,779	$14,656	$16,448
Other customers	5,642	4,185	3,616	3,187	3,019

Total sales	18,657	17,660	18,395	17,843	19,467
Costs and expenses
Costs of sales	18,151	17,824	17,626	17,100	18,163
Selling, administrative and other expenses	994	1,008	893	855	897

Total costs and expenses	19,145	18,832	18,519	17,955	19,060
Operating income (loss)	(488)	(1,172)	(124)	(112)	407
Interest income	19	17	23	55	109
Debt extinguishment cost	11	—	—	—	—
Interest expense	104	94	103	131	167

Net interest expense and debt extinguishment cost	(96)	(77)	(80)	(76)	(58)
Equity in net income of affiliated companies	45	55	44	24	56

Income (loss) before income taxes, minority interests and change in accounting	(539)	(1,194)	(160)	(164)	405
Provision (benefit) for income taxes	962	6	(74)	(70)	131

Income (loss) before minority interests and change in accounting	(1,501)	(1,200)	(86)	(94)	274
Minority interests in net income of subsidiaries	35	29	28	21	26

Income (loss) before change in accounting	(1,536)	(1,229)	(114)	(115)	248

Cumulative effect of change in accounting, net of tax	—	—	(265)	—	—

Net income (loss)	$(1,536)	$(1,229)	$(379)	$(115)	$248

Earnings (loss) per share:
Basic and diluted before cumulative effect of change in accounting	$(12.26)	$(9.77)	$(0.90)	$(0.89)	$1.91
Cumulative effect of change in accounting	—	—	(2.07)	—	—

Basic and diluted	$(12.26)	$(9.77)	$(2.97)	$(0.89)	$1.91

Cash dividends per share	$0.24	$0.24	$0.24	$0.24	$0.12
Effect of change in accounting for inventory costs: (2)
Net income (loss)		$36	$(6)	$3	$(12)
Earnings (loss) per share:		$0.29	$(0.04)	$0.02	$(0.09)
Statement of Cash Flows Data
Cash provided by (used in) operating activities	$418	$363	$1,103	$440	$(523)
Cash (used in) investing activities	(782)	(781)	(609)	(747)	(845)
Cash provided by (used in) financing activities	135	128	(338)	(75)	924
Balance Sheet Data, end of period
Total assets	$10,292	$11,024	$11,240	$11,254	$11,462
Total debt	2,021	1,818	1,691	1,922	2,019
Total equity(3)	320	1,812	2,977	3,355	3,529
Other Financial Data
Depreciation and amortization	$685	$677	$633	$667	$676
Capital expenditures	845	872	725	756	796
After-tax return on:
Sales	(8.0)%	(6.8)%	(0.5)%	(0.5)%	1.4%
Average assets	(14.1)%	(10.8)%	(0.8)%	(0.8)%	2.3%

(1)	Restatement resulted in a reduction of net loss by approximately $4 million attributable to the correction of freight costs as more fully described in Note 2, “Restatement of Financial Statements” to the accompanying audited consolidated financial statements.

(2)	The selected consolidated financial data was restated in the Original Filing to reflect Visteon’s change in the method of determining the cost of production inventory for U.S. locations from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method.

(3)	Restatement resulted in a cumulative decrease to stockholder’s equity at January 1, 2000 of $21 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS
      This section summarizes significant factors affecting Visteon’s consolidated operating results, financial condition and liquidity for the three-year period ended December 31, 2004. This section should be read in conjunction with Visteon’s consolidated financial statements and related notes appearing elsewhere in this report.
Restatement
      Visteon has restated its previously issued consolidated financial statements for 2002 through 2004 for accounting corrections related to freight, raw material costs, other supplier costs and income tax matters. In addition, all financial information presented was restated in the Original Filing to reflect Visteon’s change, during the fourth quarter of 2004, in the method of determining the cost of production inventory for U.S. locations from the LIFO method to the FIFO method.
      As a result of the restatement, previously reported net loss increased by $37 million, $22 million and $11 million for the years ended December 31, 2004, 2003 and 2002, respectively. The restatement increased previously reported net loss per share by $0.30, $0.18 and $0.09 for the years ended December 31, 2004, 2003 and 2002, respectively. Further information on the nature and impact of these accounting corrections provided in Note 2, “Restatement of Financial Statements,” to our consolidated financial statements included elsewhere in this Form 10-K/A.
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
      Customer and Geographic Diversification. For the full year 2004, non-Ford sales reached $5.6 billion, up 35 percent over 2003, and represented 30 percent of total sales. A majority of these sales were outside of North America. In addition, our sales to all customers, including Ford, for 2004 outside of the United States increased by nearly $1 billion compared with 2003. We continue to expand our technical and manufacturing presence in growth regions that we believe will strengthen our competitive position and provide further opportunities to diversify our customer base.
      Product Focus. As discussed further above, Visteon recently reexamined its broad product portfolio and identified interiors, climate, and electronics, including lighting, as its key growth products that will be core to its future. These products have been a significant source of non-Ford sales growth in the last year, as well as recent new business wins, and Visteon is taking actions to further focus capital investment and product development and engineering resources with respect to these key products.

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
      Despite these efforts, our net loss for 2004 increased to $1.5 billion, from $1.2 billion for 2003. After-tax special charges totaled $1.263 billion for 2004, compared with $933 million in 2003.
      North America continues to be our primary sales market, with the United States representing the largest portion of that market. Ford accounted for approximately 70% of our 2004 total sales, and about 82% of our 2004 North America sales. This market continues to be extremely price competitive with continued expectations from the OEM’s for year over year price reductions on existing products. In order to retain current business as well as to be competitively positioned for future new business opportunities, we must continually identify and implement product innovation and cost reduction activities to fund annual price concessions to our customers. Our U.S. cost structure is significantly higher than many of our competitors due, in part, to the hourly labor and benefits reimbursement arrangement with Ford. Furthermore, our ability to close plants, divest unprofitable, non-competitive businesses, and change local work rules and practices is limited by this arrangement and other labor contracts. These factors, together with continuing declines in Ford’s North America production volumes and significant increases in the cost of raw materials used in the manufacture of our products highlight the need to make strategic and structural changes to our business in the U.S. in order to achieve a sustainable and competitive business. On March 10, 2005, Visteon reached agreements with Ford that, at least during 2005, will reduce our labor costs, reduce the level of funding otherwise needed for planned capital expenditures, and accelerate payment terms from Ford. These agreements may be terminated on or after January 1, 2006. We are currently in discussions with Ford regarding other necessary strategic and structural changes, as well as other matters that will allow Visteon to achieve a sustainable and competitive business model. Although we cannot predict with certainty whether these discussions will be concluded on a basis satisfactory to Visteon, certain of the actions under consideration could result in a significant impact to our operating results in the period they occur. Further, there can be no assurance that we will reach an agreement with Ford or take other actions that will address all of the strategic or structural challenges facing our U.S. business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)
Restructuring, Dispositions and Special Charges
      The table below presents special charges related to restructuring initiatives and other actions during the past three years:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
2004
Special Charges:
Loss related to third quarter asset impairment charges	$(314)	$—	$(314)
U.S. Salaried voluntary separation related	(48)	(3)	(51)
U.S. Hourly early retirement incentive and other related	(24)	(1)	(25)
Plant closure related	(11)	—	(11)
European Plan for Growth	(9)	—	(9)
Adjustment to prior year’s expense	14	—	14

Total 2004 special charges, before taxes	$(392)	$(4)	$(396)

Special charges above, after taxes	$(388)	$(4)	$(392)
Deferred tax valuation allowance	(827)	(44)	(871)

Total 2004 special charges, after taxes	$(1,215)	$(48)	$(1,263)

2003 (Restated)
Special Charges:
Loss related to fourth quarter asset impairment charges	$(407)	$—	$(407)
Exit of Seating Operations	(217)	—	(217)
European Plan for Growth	(82)	—	(82)
Restructuring and other actions	(48)	—	(48)

Total 2003 special charges, before taxes	$(754)	$—	$(754)

Special charges above, after taxes	$(484)	$—	$(484)
Deferred tax asset valuation allowance	(444)	(5)	(449)

Total 2003 special charges, after taxes	$(928)	$(5)	$(933)

2002
Special Charges:
Exit of Markham Restraint Electronics and other first quarter actions	$(95)	$—	$(95)
U.S. salaried special early retirement program	(66)	(5)	(71)
European Plan for Growth	(40)	—	(40)
Loss on sale of restraint electronics business	(26)	—	(26)
Other restructuring (including adjustments to prior year’s expense)	6	3	9

Total 2002 special charges, before taxes	$(221)	$(2)	$(223)

Special charges above, after taxes	$(141)	$(1)	$(142)
Effect of change in accounting, net of tax	(265)	—	(265)

Total 2002 special charges, after taxes	$(406)	$(1)	$(407)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

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
      During fourth quarter 2003, Visteon recorded a non-cash charge of $449 million to establish valuation allowances against our deferred tax assets as of the end of the year, as discussed later under “Critical Accounting Policies” and in Note 7 of our consolidated financial statements.
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
      Sales for Automotive Operations were $18.1 billion in 2004, compared with $17.1 billion in 2003, an increase of $1.0 billion or 6%. This increase reflects primarily higher non-Ford sales of $1,493 million, including $234 million of favorable currency changes. In addition, favorable currency changes of $258 million for Ford sales, the non-recurrence of a $150 million lump settlement with Ford in 2003 for pricing in North America, and higher Ford European volumes were offset partially by the impact of lower Ford North American production volume of about $600 million, the loss of sales from the exit of seating operations of $246 million, and price reductions.
      Sales for Glass Operations were $520 million in 2004, compared with $563 million in 2003, a decrease of $43 million or 8%, resulting primarily from lower non-Ford sales of $36 million and price reductions.
      Costs of Sales for 2004 were $18.2 billion, up $327 million compared with 2003. Costs of sales include primarily material, labor, manufacturing overhead and other costs, such as product development costs. Results were affected by special charges which were $396 million in 2004 and $754 million in 2003. The 2004 special charges included $314 million for the impairment of steering systems assets. The 2003 special charges included $407 million for the impairment of assets associated with six product groups and $217 million related to the exit of our seating business.
      Increased costs of sales also reflects higher net variable costs of about $1 billion associated with higher global production volumes, including new business, increased costs from currency fluctuations of $426 million and raw material cost increases in certain commodity groups. These factors were partially offset by the elimination of costs of $270 million resulting from the exit of our seating operations (without consideration of related special charges), favorable cost performance of $479 million, including reduced other postretirement benefit expense, and the non-recurrence of UAW contract ratification costs of $64 million in 2003. Costs of sales in 2004 also reflects a reduction to product recall accruals of $49 million in 2004 as a result of settling a product recall claim.
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
      Income (loss) before income taxes and minority interests, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows income (loss) before income taxes for 2004 and 2003, for each of our segments:

	Year Ended
	December 31,		2004
			over/(under)
	2004	2003	2003

	Restated	Restated
		(in millions)
Automotive Operations	$(523)	$(1,187)	$664
Glass Operations	(16)	(7)	(9)

Total	$(539)	$(1,194)	$655

Memo:
Special charges included above	$(396)	$(754)	$358
      Automotive Operations’ 2004 loss before income taxes was $523 million compared with a loss of $1,187 million for 2003. Results were affected by pre-tax special charges which decreased by $362 million. The 2004 special charges included $314 million for the impairment of steering systems assets and $48 million for costs associated with a voluntary termination program in North America. The 2003 special charges included $407 million for the impairment of assets associated with six product groups and $217 million related to the exit of our seating business.
      The improvement in the full year results also reflects the non-recurrence of 2003’s UAW contract ratification costs of $59 million, a reduction to product recall accruals of $49 million in 2004 as a result of settling a product recall claim, and the exit of our seating operations of $25 million (excluding special charges). Favorable cost performance, net of reduced prices to our customers, raw material cost increases, fuel cost increases, and wage and benefit economic increases (despite our reduced other postretirement benefit costs) was about $392 million. These factors were offset partially by lower Ford vehicle production volume in North America.
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

                RESULTS OF OPERATIONS — (Continued)
      Provision for income taxes was $962 million for 2004, compared with $6 million for 2003. The 2004 provision includes a charge of $871 million recorded during the third quarter to establish full valuation allowances against our net deferred tax assets in the U.S. and certain foreign countries. This charge was comprised of $948 million related to deferred tax assets as of the beginning of the year, offset partially by a reduction of related tax reserves of $77 million. This charge is discussed in more detail in Note 7 to our consolidated financial statements. Visteon’s provision for income taxes for 2004 includes a benefit of $42 million recorded in the fourth quarter to reduce our deferred tax asset valuation allowance to offset a related reduction in our net deferred tax asset. This reduction in our net deferred tax asset was the result of certain U.S. tax adjustments related primarily to foreign currency movements that were recorded through other comprehensive income during the fourth quarter. In addition, Visteon’s provision for income taxes for 2004 includes $133 million of income tax expense primarily related to foreign countries where Visteon’s operations are profitable and whose results continue to be tax-effected. The 2003 provision includes a charge of $449 million recorded during the fourth quarter 2003 to establish partial valuation allowances against the net deferred tax assets in the U.S. and full valuation allowances for certain foreign countries as of the end of 2003, as discussed later under “Critical Accounting Policies” and in Note 7 to our consolidated financial statements.
      Minority interests in net income of subsidiaries were $35 million in 2004 compared with $29 million in 2003. Minority interest amounts are related primarily to Halla Climate Control Corporation headquartered in Korea, in which we have a 70% ownership interest.
      Net income (loss) for 2004 and 2003 are shown in the following table for each of our segments:

	Year Ended
	December 31,		2004
			(under)
	2004	2003	2003

	Restated	Restated
		(in millions)
Automotive Operations	$(1,476)	$(1,222)	$(254)
Glass Operations	(60)	(7)	(53)

Total	$(1,536)	$(1,229)	$(307)

Memo:
Special charges included above	$(1,263)	$(933)	$(330)
      Visteon reported a net loss for 2004 of $1.5 billion compared with $1.2 billion for 2003. The higher net loss was significantly affected by increased special charges after taxes which were $1,263 million and $933 million for 2004 and 2003, respectively. Net income was also impacted by the factors described previously in income (loss) before income taxes.

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

                RESULTS OF OPERATIONS — (Continued)
      Income (loss) before income taxes, minority interests and change in accounting, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows income (loss) before income taxes for 2003 and 2002, for each of our segments:

	Year Ended
	December 31,		2003
			(under)
	2003	2002	2002

	Restated	Restated
	(in millions)
Automotive Operations	$(1,187)	$(181)	$(1,006)
Glass Operations	(7)	21	(28)

Total	$(1,194)	$(160)	$(1,034)

Memo:
Special charges included above	$(754)	$(223)	$(531)
      Automotive Operations’ 2003 loss before income taxes was $1,187 million compared with a loss of $181 million for 2002. Special charges before taxes in 2003 were up $531 million from 2002. The increased loss also reflects lower vehicle production volume, UAW contract ratification costs, and higher IT costs of $373 million, $59 million and $88 million, respectively. 2003 results include a loss of $25 million from seating operations that were exited June 23, 2003. Seating operations’ losses were $98 million in 2002. Results were affected also by new business and favorable cost performance, offset partially by price reductions.
      Loss before income taxes for Glass Operations in 2003 was $7 million compared with income of $21 million before taxes for 2002, reflecting primarily lower Ford North American production volume and UAW contract ratification costs.
      Provision (benefit) for income taxes was a provision of $6 million for 2003, compared with a benefit of $(74) million for 2002. The 2003 provision includes a charge of $449 million recorded during the fourth quarter 2003 to establish partial valuation allowances against the net deferred tax assets in the U.S. and full valuation allowances for certain foreign countries as of the end of the year, as discussed later under “Critical Accounting Policies” and in Note 7 to our consolidated financial statements.
      Minority interests in net income of subsidiaries was $29 million in 2003, compared with $28 million in 2002. Minority interest amounts are related primarily to Halla Climate Control Corporation headquartered in Korea, in which we have a 70% ownership interest.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS — (Continued)
      Net (loss) for 2003 and 2002 are shown in the following table for each of our segments:

	Year Ended
	December 31,		2003
			over/(under)
	2003	2002	2002

	Restated	Restated
	(in millions)
Automotive Operations	$(1,222)	$(394)	$(828)
Glass Operations	(7)	15	(22)

Total	$(1,229)	$(379)	$(850)

Memo:
Special charges included above	$(933)	$(142)	$(791)
Goodwill impairment	—	(265)	265
      Visteon reported a net loss for 2003 of $1.2 billion compared with $379 million for 2002 because of the factors described previously in income (loss) before income taxes. Special charges after taxes were $933 million and $407 million for 2003 and 2002, respectively.
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

                RESULTS OF OPERATIONS — (Continued)
      Visteon’s ratio of total debt to total capital, which consists of total debt plus total stockholders’ equity, was 86% at December 31, 2004 and 50% at December 31, 2003, and increased primarily because of the increase in net loss reported during the period.
      Primarily due to the impact on profitability of lower production at Ford and raw material costs, cash flows from operations were less than capital expenditures in 2004. Although capital expenditures in 2005 are expected to be lower than in 2004, raw material costs are expected to be higher and could adversely affect operating results if not offset by recovery actions. If cash flow from operations is not sufficient to fund capital spending in 2005, we expect to have access to liquidity to supplement such spending, including but not limited to cash balances, short-term borrowings under the Credit Facilities, receivables-based programs and other asset-backed financing. Access to capital markets is possible, but may be limited or may be on terms that are less attractive than obtained in the past. Although Visteon is highly leveraged, it may become necessary to incur additional debt to ensure adequate liquidity during 2005. In addition, if the profitability of North American operations does not improve, Visteon’s access to unsecured debt may be restricted forcing it to rely more heavily on secured debt and asset-backed programs. Considering the impact of the Ford funding agreement further described below, and our access to the credit markets, albeit at more restrictive terms and conditions and in lessor amounts than in the past, Visteon currently expects to have sufficient sources of liquidity to meet our operating and other needs for 2005. However, because of the uncertainty regarding economic and market conditions, as well the ultimate outcome of our discussions with Ford, there can be no assurance that sufficient liquidity from internal or external sources will be available at the times or in the amounts required.
      As a result of expected increases in raw material costs, anticipated lower production volumes from key customers including Ford, and our continued unfavorable U.S. cost structure that results, in part, due to the hourly labor benefits agreement that we operate under with Ford, Visteon intends to implement in 2005 a number of actions to conserve cash and reduce costs. These actions will include attempting to accelerate collection of accounts receivables, reducing overtime for employees not directly related to satisfying customer commitments, postponing some non-safety related construction projects at our corporate headquarters and delaying program spending.

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

                RESULTS OF OPERATIONS — (Continued)
      Visteon’s provision for income taxes for 2004 includes a benefit of $42 million recorded in the fourth quarter to reduce our deferred tax asset valuation allowance to offset a related reduction in our net deferred tax assets. This reduction in our net deferred tax assets was the result of certain U.S. tax adjustments related primarily to foreign currency movements that were recorded through other comprehensive income during the fourth quarter. In addition, Visteon’s provision for income taxes for 2004 includes $133 million of income tax expense primarily related to foreign countries whose results continue to be tax-effected due to their ongoing profitability. As more fully described in Note 7 to our consolidated financial statements, at December 31, 2004, Visteon’s consolidated balance sheet reflects a net deferred tax liability of $133 million after valuation allowances.
      During the fourth quarter 2003, Visteon recorded a non-cash charge of $449 million to establish partial valuation allowances against our deferred tax assets in the U.S. and full valuation reserves for certain foreign countries as of the end of 2003. As more fully described in Note 7 to our consolidated financial statements, at December 31, 2003, Visteon’s consolidated balance sheet reflects a net deferred tax asset of $860 million after valuation allowances.
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

      Visteon’s primary foreign exchange exposure includes the Mexican peso, euro, Canadian dollar and Czech koruna. Because of the mix between our costs and our sales in various regions, we are exposed generally to weakening of the euro and to strengthening of the Mexican peso, Canadian dollar and Czech koruna. For transactions in these currencies, Visteon utilizes a strategy of partial coverage. As of December 31, 2004, our coverage for projected net inflows/outflows of these currencies was about 45% for 2005.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Our consolidated financial statements, the accompanying notes and the report of independent registered public accounting firm that are filed as part of this Report are listed under Item 15, “Exhibits and Financial Statement Schedules,” and are set forth on pages 62 through 121 of this Annual Report on Form 10-K/A.
      Selected quarterly financial data for us and our consolidated subsidiaries for 2004 and 2003 are presented in Note 21 of our consolidated financial statements on page 118-120 of this Annual Report on Form 10-K/A.

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

ITEM 9A. CONTROLS AND PROCEDURES — (Continued)
      As required by Rule 13a-15 under the Securities Exchange Act, in connection with the preparation and filing of each the Original Filing and the Form 10-K/A, Visteon carried out an evaluation, under the supervision and with the participation of Visteon’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based upon these evaluations as of December 31, 2004, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below related to the weaknesses in our internal control over financial reporting. To address the control weaknesses described below, Visteon performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
      On May 10, 2005, Visteon announced that its Audit Committee was conducting an independent review of the accounting for certain transactions originating in Visteon’s North American purchasing activity. Based on the results of the review, which were discussed in our Current Report on Form 8-K dated October 21, 2005, we are restating our previously issued consolidated financial statements for 2002, 2003 and 2004, primarily for accounting corrections related to the timing of the recognition of costs and the adequacy of period-end accruals for freight, raw material costs and other supplier costs. Refer to Note 2 to the consolidated financial statements for further information regarding this restatement. In addition, the Audit Committee determined, among other things, that many of the accounting errors were principally the result of improper conduct on the part of two former, non-executive finance employees responsible for these matters.
(b) Management’s Report on Internal Control over Financial Reporting (As Restated)
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
      Management of Visteon has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, Visteon’s management used the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      A material weakness is a control deficiency, or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following material weaknesses in the company’s internal control over financial reporting as of December 31, 2004.

ITEM 9A. CONTROLS AND PROCEDURES — (Continued)

(1)	Accounting for Employee Postretirement Health Care Benefits

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

The requirement of Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”), to communicate changes in eligibility requirements to employees for postretirement health care benefits prior to reflecting an accounting treatment change was not satisfied. Effective in January 2002, Visteon amended its retiree health care benefits plan for certain of its U.S. employees. Effective in January 2004, a Visteon wholly owned subsidiary amended its retiree health care benefits plan for its employees. These amendments changed the eligibility requirements for participants in the plan. As a result of these amendments, which were not communicated to affected employees, Visteon changed the expense attribution periods, which eliminated cost accruals for younger employees and increased accrual rates for older participating employees.

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

(2)	Accounting for Costs Incurred for Tools Used in Production

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

(3)	Accounting for Freight, Raw Material and Other Supplier Costs and Related Period-End Accruals at our North American Purchasing Function

Visteon did not maintain effective controls over the complete and accurate recording of freight, raw material and other supplier costs and related period-end accruals at its North American purchasing function. Specifically, controls to ensure that accruals for freight, raw materials and other supplier costs were appropriately supported and adequately reviewed: (i) did not operate effectively to ensure that such costs were recorded in the correct period and that period end accruals were complete and accurate; and (ii) did not prevent or detect the improper conduct by two former, non-executive employees. In addition, the Company did not have effective controls designed and in place over: (i) the information received from its third-party freight administrator to completely and accurately record freight costs and related period-end accruals; (ii) the monitoring of supplier negotiations to ensure that resulting price changes were identified and recorded in a timely manner; and (iii) ongoing supplier contract compliance to ensure that raw material costs and related period-end accruals were complete and accurate. This control deficiency and the related improper conduct resulted in accounting errors which required restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, the 2004 interim consolidated financial statements, and adjustments to the consolidated financial statements for the first quarter 2005. The impact of the correction of these errors was to increase net loss by $40 million, $22 million and $11 million for the years ended December 31, 2004, 2003 and 2002, respectively, and to decrease net loss by $58 million for the quarter ended March 31, 2005. Additionally, this control deficiency could result in a misstatement of freight, raw material and other supplier costs and related period-end accruals that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.
      Because of the material weaknesses described above, the company’s management concluded that the company did not maintain effective control over financial reporting as of December 31, 2004 based on the criteria in “Internal Control — Integrated Framework” issued by the COSO.
      Management had previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weaknesses described in (1) and (2) above. In connection with the restatement of the Company’s consolidated financial statements described in Note 2 to the consolidated financial statements, management has also determined that the material weaknesses described in (3) above, also existed as of December 31, 2004. Accordingly, management has restated this Report on Internal Control over Financial Reporting to include this additional material weakness.
      Management’s assessment of the effectiveness of Visteon’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9A. CONTROLS AND PROCEDURES — (Continued)
(c) Remediation Efforts to Address Material Weaknesses
      Management has formulated remediation plans and has initiated, and in certain cases, implemented actions designed to address each of the material weaknesses in internal control over financial reporting described above.

(1)	Accounting for Employee Postretirement Health Care Benefits

In the second and third quarters of 2005, Visteon implemented additional controls to ensure that all necessary actions required to effect changes in the accounting for Visteon’s employee postretirement health care benefits have been completed prior to recognizing such changes in Visteon’s financial records. These controls include formal employee communication procedures and specific identification, assignment and required inter-departmental coordination of employees responsible for the planning and implementation of employee benefit changes and the related accounting and recording of such changes. In the second quarter 2005, Visteon amended its employee postretirement health care plans for certain of its U.S. salaried employees; the controls described above were applied to this amendment.

(2)	Accounting for Costs Incurred for Tools Used in Production

During the nine months ended September 30, 2005, Visteon implemented additional controls over the accounting for costs incurred for tools used in production including the evaluation and adjustment of existing policies and procedures, training of employees responsible for the accounting for these transactions, and the identification of specific determinants, and required documentation, of rights and obligations and related valuation of tooling costs incurred. Additionally, Visteon has implemented additional monitoring controls to include a complete and timely review of recorded tooling amounts, including review of aged unbilled items.

(3)	Accounting for Freight, Raw Material and Other Supplier Costs and Related Period-End Accruals at our North American Purchasing Function

During the third quarter of 2005, Visteon implemented additional controls to identify and evaluate potential liabilities related to activities with its North American suppliers. Such controls include the establishment of processes to assess and account for supplier negotiations and on-going contract administration and to estimate and record freight costs as incurred. The two former non-executive finance employees responsible for these matters are no longer employed by the Company.
(d) Changes in Internal Control Over Financial Reporting
      There have been no changes in Visteon’s internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, Visteon’s internal control over financial reporting.
      As discussed further in Visteon’s Current Report on Form 8-K dated October 6, 2005, Visteon transferred twenty-three of its North American facilities and related assets to Automotive Components Holdings, LLC (“ACH”) on September 30, 2005, and, on October 1, 2005, Ford acquired from Visteon all of the issued and outstanding shares of common stock of the parent of ACH. Various process changes and controls are being implemented in the fourth quarter of 2005 to ensure financial transactions between Visteon and ACH are identified and separately reported.

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

ITEM 9B. OTHER INFORMATION — (Continued)
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

ITEM 9B. OTHER INFORMATION — (Continued)
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
      Except as set forth herein, the information required by Item 10 regarding our directors is incorporated by reference from the information under the captions “Item 1. Election of Directors,” “Corporate Governance — Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 Proxy Statement. The information required by Item 10 regarding our executive officers appears as Item 4A under Part I of this Annual Report on Form 10-K/A.
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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page No.

(a)	1.	Consolidated Financial Statements
		Report of Independent Registered Public Accounting Firm	62
		Consolidated Statement of Operations for the years ended December 31, 2004, 2003 and 2002 — Restated	66
		Consolidated Balance Sheet at December 31, 2004 and 2003 — Restated	67
		Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002 — Restated	68
		Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002 — Restated	69
		Notes to Financial Statements — Restated	70
	2.	Financial Statement Schedule
		Schedule of Valuation and Qualifying Accounts — Restated	121
	3.	Exhibits
		Refer to the “Exhibit Index” on pages 122-126 of this report

SIGNATURES
      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Michael F. Johnston*

Michael F. Johnston
Date: November 22, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 22, 2005, by the following persons on behalf of Visteon Corporation and in the capacities indicated.

Signature	Title

/s/ Michael F. Johnston* Michael F. Johnston	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ James F. Palmer James F. Palmer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ William G. Quigley III* William G. Quigley III	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Marla C. Gottschalk* Marla C. Gottschalk	Director

/s/ William H. Gray, III* William H. Gray, III	Director

/s/ Patricia L. Higgins* Patricia L. Higgins	Director

/s/ Karl J. Krapek* Karl J. Krapek	Director

/s/ Charles L. Schaffer* Charles L. Schaffer	Director

/s/ James D. Thornton* James D. Thornton	Director

/s/ Kenneth B. Woodrow* Kenneth B. Woodrow	Director

*By: /s/ James F. Palmer James F. Palmer Attorney-in-Fact

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
      As discussed in Note 2 to the consolidated financial statements, the Company restated its 2004, 2003 and 2002 consolidated financial statements.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Visteon Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses relating to accounting for: (1) employee postretirement health care benefits; (2) costs incurred for tools used in production; and (3) freight, raw material and other supplier costs and related period-end accruals in its North American purchasing function, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:

(1)	Accounting for Employee Postretirement Health Care Benefits

The Company did not maintain effective controls over the accounting for amendments to U.S. postretirement health care benefit plans. Specifically, controls to determine that such amendments were reviewed and all necessary actions were implemented, including communications to affected employees, prior to recognizing the accounting treatment in Visteon’s consolidated financial statements, were not effective. This control deficiency resulted in an adjustment to Visteon’s fourth quarter 2004 financial results, and resulted in the restatement of Visteon’s consolidated financial statements for 2002 and 2003 and for the first, second and third quarters of 2004.

The requirement of Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”), to communicate changes in eligibility requirements to certain employees for postretirement health care benefits prior to reflecting an accounting treatment change was not satisfied. Effective in January 2002, Visteon amended its retiree health care benefits plan for certain of its U.S. employees. Effective in January 2004, a Visteon wholly owned subsidiary amended its retiree health care benefits plan for its employees. These amendments changed the eligibility requirements for participants in the plan. As a result of these amendments, which were not communicated to affected employees, Visteon changed the expense attribution periods, which eliminated cost accruals for certain employees and increased accrual rates for other participating employees.

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

(2)	Accounting for Costs Incurred for Tools Used in Production

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

The errors resulting from this control deficiency impacted cost of sales in Visteon’s consolidated statement of operations and accounts receivable, net property, and stockholders’ equity in Visteon’s consolidated balance sheets for the respective periods. The errors relating to 2001, 2002, 2003 and for the first nine months of 2004 were corrected in connection with the restatement of financial statements for the respective periods. The impact of the correction of these errors was to increase the net loss by approximately $2 million, $10 million, $3 million, and $5 million for the first nine months of 2004 and for the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, this control deficiency could result in a misstatement to the aforementioned accounts that would result in a material misstatement to annual or interim financial statements.

(3)	Accounting for Freight, Raw Material and Other Supplier Costs and Related Period-End Accruals at its North American Purchasing Function

The Company did not maintain effective controls over the complete and accurate recording of freight, raw material and other supplier costs and related period-end accruals at its North American purchasing function. Specifically, controls to ensure that accruals for freight, raw materials and other supplier costs were appropriately supported and adequately reviewed: (i) did not operate effectively to ensure that such costs were recorded in the correct period and that period end accruals were complete and accurate; and (ii) did not prevent or detect the improper conduct by two former, non-executive employees. In addition, the Company did not have effective controls designed and in place over: (i) the information received from its third-party freight administrator to completely and accurately record freight costs and related period-end accruals; (ii) the monitoring of supplier negotiations to ensure that resulting price changes were identified and recorded in a timely manner; and (iii) ongoing supplier contract compliance to ensure that raw material costs and related period-end accruals were complete and accurate. This control deficiency and the related improper conduct resulted in accounting errors which required restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, the 2004 interim consolidated financial statements, and adjustments to the consolidated financial statements for the first quarter 2005. The impact of the correction of these errors was to increase net loss by approximately $40 million, $22 million and $11 million for the years ended December 31, 2004, 2003 and 2002, respectively, and to decrease net loss by $58 million for the quarter ended March 31, 2005. Additionally, this control deficiency could result in a misstatement of freight, raw material and other supplier costs and related period-end accruals that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those financial statements.
      In our opinion, management’s assessment that Visteon Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Visteon Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
      Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weaknesses described in (1) and (2) above. In connection with the restatement of the Company’s consolidated financial statements described in Note 2 to the consolidated financial statements, management has determined that the material weakness described in (3) above, also existed as of December 31, 2004. Accordingly, Management’s Report on Internal Control over Financial Reporting and our opinion on the effectiveness of internal control over financial reporting have been restated to include this additional material weakness.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
March 16, 2005, except for the restatement described in Note 2 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is November 22, 2005

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	December 31,

	2004	2003	2002

	Restated	Restated	Restated
	(in millions, except
	per share amounts)
Sales (Notes 3 and 14)
Ford and affiliates	$13,015	$13,475	$14,779
Other customers	5,642	4,185	3,616

Total sales	18,657	17,660	18,395
Costs and expenses (Notes 3, 14 and 16)
Costs of sales	18,151	17,824	17,626
Selling, administrative and other expenses	994	1,008	893

Total costs and expenses	19,145	18,832	18,519
Operating (loss)	(488)	(1,172)	(124)
Interest income	19	17	23
Debt extinguishment cost (Note 10)	11	—	—
Interest expense	104	94	103

Net interest expense and debt extinguishment cost	(96)	(77)	(80)
Equity in net income of affiliated companies (Note 3)	45	55	44

(Loss) before income taxes, minority interests and change in accounting	(539)	(1,194)	(160)
Provision (benefit) for income taxes (Note 7)	962	6	(74)

(Loss) before minority interests and change in accounting	(1,501)	(1,200)	(86)
Minority interests in net income of subsidiaries	35	29	28

(Loss) before change in accounting	(1,536)	(1,229)	(114)
Cumulative effect of change in accounting, net of tax (Note 17)	—	—	(265)

Net (loss)	$(1,536)	$(1,229)	$(379)

Basic and diluted (loss) per share (Note 3)
Before cumulative effect of change in accounting	$(12.26)	$(9.77)	$(0.90)
Cumulative effect of change in accounting	—	—	(2.07)

Basic and diluted	$(12.26)	$(9.77)	$(2.97)

Cash dividends per share	$0.24	$0.24	$0.24
The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,

	2004	2003

	Restated	Restated
	(in millions)
Assets
Cash and cash equivalents	$752	$953
Marketable securities	—	3

Total cash and marketable securities	752	956
Accounts receivable – Ford and affiliates	1,255	1,175
Accounts receivable – other customers	1,285	1,185

Total receivables, net (Notes 3 and 4)	2,540	2,360
Inventories (Note 5)	889	852
Deferred income taxes (Note 7)	37	163
Prepaid expenses and other current assets	212	143

Total current assets	4,430	4,474
Equity in net assets of affiliated companies	227	215
Net property (Note 6)	5,303	5,365
Deferred income taxes (Note 7)	129	700
Other assets	203	270

Total assets	$10,292	$11,024

Liabilities and Stockholders’ Equity
Trade payables	$2,493	$2,320
Accrued liabilities (Note 8)	894	930
Income taxes payable	27	31
Debt payable within one year (Note 10)	508	351

Total current liabilities	3,922	3,632
Long-term debt (Note 10)	1,513	1,467
Postretirement benefits other than pensions (Note 9)	639	515
Postretirement benefits payable to Ford (Note 9)	2,135	2,090
Deferred income taxes (Note 7)	287	3
Other liabilities (Note 8)	1,476	1,505

Total liabilities	9,972	9,212
Stockholders’ equity
Capital stock (Note 11)
Preferred stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 130 million and 131 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,380	3,358
Accumulated other comprehensive income (loss)	5	(54)
Other	(26)	(19)
Accumulated deficit	(3,170)	(1,604)

Total stockholders’ equity	320	1,812

Total liabilities and stockholders’ equity	$10,292	$11,024

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,

	2004	2003	2002

	Restated	Restated	Restated
	(in millions)
Cash and cash equivalents at January 1	$953	$1,204	$1,024
Cash flows provided by operating activities (Note 18)	418	363	1,103
Cash flows from investing activities
Capital expenditures	(827)	(872)	(725)
Acquisitions and investments in joint ventures, net	—	(4)	—
Purchases of securities	—	(48)	(508)
Sales and maturities of securities	11	118	588
Other	34	25	36

Net cash used in investing activities	(782)	(781)	(609)
Cash flows from financing activities
Commercial paper (repayments), net	(81)	(85)	(194)
Other short-term debt, net	(20)	55	45
Proceeds from issuance of other debt, net of issuance costs	576	238	115
Repurchase of unsecured debt securities (Note 10)	(269)	—	—
Principal payments on other debt	(32)	(121)	(245)
Purchase of treasury stock	(11)	(5)	(24)
Cash dividends	(31)	(31)	(31)
Other, including book overdrafts	3	77	(4)

Net cash provided by (used in) financing activities	135	128	(338)
Effect of exchange rate changes on cash	28	39	24

Net (decrease) increase in cash and cash equivalents	(201)	(251)	180

Cash and cash equivalents at December 31	$752	$953	$1,204

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Earnings
			Capital	Retained for		Other
			In	Use in	Accumulated
	Common Stock		Excess	Business	Other		Unearned
			of Par	(Accumulated	Comprehensive	Treasury	Stock
	Shares	Amount	Value	Deficit)	Income (Loss)	Stock	Compensation	Total

	(in millions)
Year Ended December 31, 2002 (Restated)
Beginning balance	131	$131	$3,381	$65	$(197)	$(9)	$(16)	$3,355
Comprehensive (loss)
Net (loss)				(379)				(379)
Other comprehensive income (Note 12)					53			53

Comprehensive (loss)								(326)
Purchase of treasury stock						(24)		(24)
Deferred stock-based compensation						16	(16)	—
Amortization and adjustment of deferred stock- based compensation, net			(13)			(1)	17	3
Cash dividends				(31)				(31)

Ending balance	131	$131	$3,368	$(345)	$(144)	$(18)	$(15)	$2,977

Year Ended December 31, 2003 (Restated)
Beginning balance	131	$131	$3,368	$(345)	$(144)	$(18)	$(15)	$2,977
Comprehensive (loss)
Net (loss)				(1,229)				(1,229)
Other comprehensive income (Note 12)					90			90

Comprehensive (loss)								(1,139)
Purchase of treasury stock						(5)		(5)
Deferred stock-based compensation			(4)			20	(16)	—
Amortization and adjustment of deferred stock- based compensation, net			(6)			2	13	9
Cash dividends				(30)				(30)

Ending balance	131	$131	$3,358	$(1,604)	$(54)	$(1)	$(18)	$1,812

Year Ended December 31, 2004 (Restated)
Beginning balance	131	$131	$3,358	$(1,604)	$(54)	$(1)	$(18)	$1,812
Comprehensive (loss)
Net (loss)				(1,536)				(1,536)
Other comprehensive income (Note 12)					59			59

Comprehensive (loss)								(1,477)
Purchase of treasury stock						(11)		(11)
Deferred stock-based compensation						2	(2)	—
Shares Issued for stock options exercised			(1)			5		4
Amortization and adjustment of deferred stock- based compensation, net			23			(12)	11	22
Cash dividends				(30)				(30)

Ending balance	131	$131	$3,380	$(3,170)	$5	$(17)	$(9)	$320

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1.	Background and Basis of Presentation
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
      In May 2005, Visteon’s Audit Committee initiated an independent review of the accounting for certain transactions originating in the company’s North American purchasing activity as a result of errors identified by management during the course of preparing Visteon’s Quarterly Report on Form 10-Q for the first quarter of 2005. As reported in Visteon’s Current Reports on Form 8-K dated August 1, 2005 and October 21, 2005, the Audit Committee’s independent review determined that the accrual for freight, raw materials and other supplier costs originating in North America recorded in periods after December 31, 2004 should have been recorded in prior periods, and that many of these accounting errors resulted principally from improper conduct on the part of two former, non-executive finance employees responsible for the accounting oversight of these matters.
      Based in part on the foregoing, Visteon has restated its previously issued consolidated financial statements for 2002 through 2004, for accounting corrections related to freight, raw material costs, other supplier costs and income taxes matters.
      As a result of the restatement, previously reported net loss increased by $37 million, $22 million and $11 million for the years ended December 31, 2004, 2003 and 2002, respectively. The restatement increased previously reported loss per share by $0.30, $0.18 and $0.09 for the years ended December 31, 2004, 2003 and 2002, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Restatement of Financial Statements — (Continued)
      The following table summarizes the impact of these accounting corrections to Visteon’s previously reported net loss as reported in its 2004 Annual Report on Form 10-K as filed on March 16, 2005. These accounting corrections impacted previously reported costs of sales and income tax expense on the statement of operations.

	Year Ended December 31,

	2004	2003	2002

	(in millions)
Net (loss), as previously reported	$(1,499)	$(1,207)	$(368)
Accounting corrections for freight costs (pre-tax)(1)	(8)	(11)	(9)
Accounting corrections for raw material costs (pre-tax)(2)	(26)	6	(9)
Accounting corrections for other supplier costs (pre-tax)(3)	(6)	(1)	—
Tax impact of above(4)	—	(16)	7
Accounting correction for income taxes(5)	3	—	—

Net (loss), as restated	$(1,536)	$(1,229)	$(379)

(1)	Represents corrections to record freight costs incurred for services provided that were not properly accrued in the period such services were performed. The impact of the correction of these errors increased net loss by approximately $8 million ($0.06 per share), $24 million ($0.19 per share) and $5 million ($0.04 per share) for the years ended December 31, 2004, 2003 and 2002, respectively.

(2)	Represents corrections to record raw material cost increases that were not properly accrued in the period such increases were incurred. The impact of the correction of these errors increased net loss by approximately $26 million ($0.21 per share) for the year ended December 31, 2004, reduced net loss by approximately $3 million ($0.02 per share) for the year ended December 31, 2003 and increased net loss by approximately $6 million ($0.05 per share) for the year ended December 31, 2002.

(3)	Represents corrections to record other supplier costs that should have been accrued in periods prior to December 31, 2004. The impact of the correction of these errors increased net loss by approximately $6 million ($0.05 per share) and $1 million ($0.01 per share), for the years ended December 31, 2004 and 2003, respectively and had no impact on net loss for the year ended December 31, 2002.

(4)	Represents the deferred tax impact of the pre-tax accounting corrections described above. The 2003 amount includes an additional $18 million of tax expense to adjust the deferred tax valuation allowance in the fourth quarter of 2003 for the cumulative impact on deferred tax assets of pre-tax accounting corrections.

(5)	Represents a correction for income taxes related to various foreign affiliates that should have been recognized in 2004. The impact of this correction reduced net loss by approximately $3 million ($0.02 per share) for the year ended December 31, 2004.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Restatement of Financial Statements — (Continued)
     The following is a summary of the impact of these accounting corrections on Visteon’s consolidated statement of operations, consolidated balance sheet and consolidated statement of cash flows as previously reported in the 2004 Annual Report on Form 10-K as filed on March 16, 2005.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,

	2004		2003		2002

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

	(in millions, except per share amounts)
Sales
Ford and affiliates	$13,015	$13,015	$13,475	$13,475	$14,779	$14,779
Other customers	5,642	5,642	4,185	4,185	3,616	3,616

Total sales	18,657	18,657	17,660	17,660	18,395	18,395
Costs and expenses
Costs of sales	18,111	18,151	17,818	17,824	17,608	17,626
Selling, administrative and other expenses	994	994	1,008	1,008	893	893

Total costs and expenses	19,105	19,145	18,826	18,832	18,501	18,519
Operating (loss)	(448)	(488)	(1,166)	(1,172)	(106)	(124)
Interest income	19	19	17	17	23	23
Debt extinguishment costs	11	11	—	—	—	—
Interest expense	104	104	94	94	103	103

Net interest expense	(96)	(96)	(77)	(77)	(80)	(80)
Equity in net income of affiliated companies	45	45	55	55	44	44

(Loss) before income taxes, minority interests and change in accounting	(499)	(539)	(1,188)	(1,194)	(142)	(160)
Provision (benefit) for income taxes	965	962	(10)	6	(67)	(74)

(Loss) before minority interests and change in accounting	(1,464)	(1,501)	(1,178)	(1,200)	(75)	(86)
Minority interest in net income of subsidiaries	35	35	29	29	28	28

(Loss) before change in accounting	(1,499)	(1,536)	(1,207)	(1,229)	(103)	(114)
Cumulative effect of change in accounting, net of tax	—	—	—	—	(265)	(265)

Net (loss)	$(1,499)	$(1,536)	$(1,207)	$(1,229)	$(368)	$(379)

Basic and diluted loss per share
Before cumulative effect of change in accounting	$(11.96)	$(12.26)	$(9.59)	$(9.77)	$(0.81)	$(0.90)
Cumulative effect of change in accounting	—	—	—	—	(2.07)	(2.07)

Basic and diluted	$(11.96)	$(12.26)	$(9.59)	$(9.77)	$(2.88)	$(2.97)

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Restatement of Financial Statements — (Continued)
CONSOLIDATED BALANCE SHEET

	December 31,		December 31,
	2004		2003

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

	(in millions)
Assets
Cash and cash equivalents	$752	$752	$953	$953
Marketable securities	—	—	3	3

Total cash and marketable securities	752	752	956	956
Accounts receivable – Ford and affiliates	1,255	1,255	1,175	1,175
Accounts receivable – other customers	1,285	1,285	1,185	1,185

Total receivables	2,540	2,540	2,360	2,360
Inventories	889	889	852	852
Deferred income taxes	51	37	163	163
Prepaid expenses and other current assets	212	212	143	143

Total current assets	4,444	4,430	4,474	4,474
Equity in net assets of affiliated companies	227	227	215	215
Net property	5,303	5,303	5,365	5,365
Deferred income taxes	132	129	700	700
Other assets	203	203	270	270

Total assets	$10,309	$10,292	$11,024	$11,024

Liabilities and Stockholders’ Equity
Trade payables	$2,403	$2,493	$2,270	$2,320
Accrued liabilities	894	894	930	930
Income taxes payable	38	27	31	31
Debt payable within one year	508	508	351	351

Total current liabilities	3,843	3,922	3,582	3,632
Long-term debt	1,513	1,513	1,467	1,467
Postretirement benefits other than pensions	639	639	515	515
Postretirement benefits payable to Ford	2,135	2,135	2,090	2,090
Deferred income taxes	296	287	3	3
Other liabilities	1,476	1,476	1,505	1,505

Total liabilities	9,902	9,972	9,162	9,212
Stockholders’ equity
Capital stock	131	131	131	131
Capital in excess of par value of stock	3,380	3,380	3,358	3,358
Accumulated other comprehensive (loss)	5	5	(54)	(54)
Other	(26)	(26)	(19)	(19)
Accumulated deficit	(3,083)	(3,170)	(1,554)	(1,604)

Total stockholders’ equity	407	320	1,862	1,812

Total liabilities and stockholders’ equity	$10,309	$10,292	$11,024	$11,024

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Restatement of Financial Statements — (Continued)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2004		2003		2002

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

	(in millions)
Cash and cash equivalents at January 1	$953	$953	$1,204	$1,204	$1,024	$1,024
Cash flows provided by operating activities	418	418	363	363	1,103	1,103
Cash flows used in investing activities	(782)	(782)	(781)	(781)	(609)	(609)
Cash flows provided by (used in) financing activities	135	135	128	128	(338)	(338)
Effect of exchange rate changes in cash	28	28	39	39	24	24

Net (decrease) increase in cash and cash equivalents	(201)	(201)	(251)	(251)	180	180

Cash and cash equivalents at December 31	$752	$752	$953	$953	$1,204	$1,204

      Refer to Note 21 for a summary of the impact of the restatement on the 2004 and 2003 quarterly information. In addition, certain amounts in Notes 3, 7, 12, 16, 18 and 20 have been restated to reflect the restatement accounting corrections described above.
      Refer to Note 17 for detail regarding the 2004 change in the method of determining the cost of production inventory for U.S. locations from the last-in, first-out (“LIFO”) to the first-in, first-out (“FIFO”) method.

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
Foreign Currency Translation
      Assets and liabilities of Visteon’s non-U.S. businesses generally are translated to U.S. Dollars at end-of-period exchange rates. The effects of this translation for Visteon are reported in other comprehensive income. Remeasurement of assets and liabilities of Visteon’s non-U.S. businesses that use the U.S. Dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of Visteon’s non-U.S. businesses are translated to U.S. Dollars at average-period exchange rates and are recognized as part of sales, costs and expenses. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of the business involved. In addition, transaction losses of $4 million in 2004 resulting from the remeasurement of certain deferred foreign tax liabilities are included within income tax expense. Net transaction gains and losses, as described above, decreased net loss $11 million in 2004 and increased net loss $26 million and $14 million in 2003 and 2002, respectively.

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

	2004	2003	2002

	Restated	Restated	Restated
	(in millions, except per share
	amounts)
Net (loss), as reported	$(1,536)	$(1,229)	$(379)
Add: Stock-based employee compensation expense included in reported net (loss), net of related tax effects	18	9	4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27)	(18)	(15)

Pro forma net (loss)	$(1,545)	$(1,238)	$(390)

(Loss) per share:
Basic and diluted — as reported	$(12.26)	$(9.77)	$(2.97)
Basic and diluted — pro forma	$(12.33)	$(9.84)	$(3.05)

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Accounting Policies — (Continued)
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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Asset Securitization — (Continued)
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

NOTE 5.	Inventories

	December 31,

	2004	2003

	(in millions)
Raw materials, work-in-process and supplies	$621	$573
Finished products	268	279

Total inventories	$889	$852

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
      Income (loss) before income taxes, minority interests and change in accounting, excluding equity in net income of affiliated companies, was as follows:

	2004	2003	2002

	Restated	Restated	Restated
	(in millions)
U.S.	$(755)	$(1,205)	$(153)
Non-U.S.	171	(44)	(51)

Total income (loss) before income taxes	$(584)	$(1,249)	$(204)

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Income Taxes — (Continued)
      The provision (benefit) for income taxes was calculated as follows:

	2004	2003	2002

	Restated	Restated	Restated
	(in millions)
Current tax provision (benefit)
U.S. federal	$(2)	$—	$(1)
Non-U.S.	91	89	76
U.S. state and local	—	1	—

Total current	89	90	75

Deferred tax provision (benefit)
U.S. federal	740	(280)	(71)
Non-U.S.	71	216	(73)
U.S. state and local	62	(20)	(5)

Total deferred	873	(84)	(149)

Total provision (benefit)	$962	$6	$(74)*

*	2002 excludes effect of change in accounting for goodwill.
     A reconciliation of the provision (benefit) for income taxes compared with amounts at the U.S. statutory tax rate is shown below:

	2004	2003	2002

	Restated	Restated	Restated
Tax provision (benefit) at U.S. statutory rate of 35%	(35)%	(35)%	(35)%
Effect of:
Foreign earnings taxed at different rates	(6)	—	—
Residual U.S. and withholding taxes on foreign earnings	13	—	—
State and local income taxes	(3)	(2)	(2)
U.S. research tax credits	(6)	(1)	(5)
Tax reserve adjustments	(14)	—	—
Benefits related to U.S. exports	(2)	(1)	(4)
Change in valuation allowance	220	37	10
Other	(2)	3	—

Provision (benefit) for income taxes	165%	1%	(36)%*

*	2002 excludes effect of change in accounting for goodwill.
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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Income Taxes — (Continued)
      The components of deferred income tax assets and liabilities at December 31 were as follows:

	December 31,

	2004	2003

	Restated	Restated
	(in millions)
Deferred tax assets
Employee benefit plans	$1,249	$1,197
Capitalized expenditures for tax reporting	276	319
Net operating losses and carryforwards	721	281
All other	451	364

Subtotal	2,697	2,161
Valuation allowance	(1,949)	(508)

Total deferred tax assets	748	1,653

Deferred tax liabilities
Depreciation and amortization	476	590
All other	405	203

Total deferred tax liabilities	881	793

Net deferred tax (liabilities) assets	$(133)	$860

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
      During the third quarter of 2004, Visteon recorded a non-cash charge of $871 million to establish full valuation allowances against our net deferred tax assets in the U.S. and certain foreign countries. This charge was comprised of $948 million of deferred tax assets as of the beginning of the year, offset partially by the reduction of related tax reserves, previously included in other liabilities, of $77 million. Visteon’s provision for income taxes for 2004 includes a benefit of $42 million recorded in the fourth quarter to reduce our deferred tax asset valuation allowance to offset a related reduction in our net deferred tax asset. This reduction in our net deferred tax asset was the result of certain U.S. tax adjustments related primarily to foreign currency movements that were recorded through other comprehensive income during the fourth quarter. In addition, Visteon’s provision for income taxes for 2004 includes $133 million of income tax expense primarily related to foreign countries whose results continue to be tax-effected due to their ongoing profitability. As of the end of 2004, valuation allowances totaling $1,949 million have been recorded against Visteon’s deferred tax assets. Of this amount, $1,602 million relates to Visteon’s deferred tax assets in the U.S., including amounts related to foreign affiliates that are treated as pass-through entities for U.S. tax purposes, and $347 million relates to net operating loss carryforwards and other deferred tax assets in certain foreign jurisdictions, where recovery of the carryforwards or assets is unlikely.

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
      During the fourth quarter 2003, Visteon recorded a non-cash charge of $449 million to establish partial valuation allowances against our net deferred tax assets in the U.S. and full valuation allowances for certain foreign countries as of the end of 2003. As of December 31, 2003, a valuation allowance totaling $508 million was recorded against Visteon’s deferred tax assets. Of this amount, $141 million relates to net operating loss carryforwards and other deferred tax assets in certain foreign jurisdictions, and $367 million relates to a portion of Visteon’s U.S. deferred tax assets, including amounts related to foreign affiliates that are treated as pass-through entities for U.S. tax purposes, where recovery of the carryforwards or assets is unlikely.
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
      Information concerning restricted stock awards and RSUs is as follows:

			Weighted
	Restricted	Restricted	Average
	Stock Shares	Stock Units	Price

	(in thousands)	(in thousands)
Outstanding at December 31, 2001	1,649	—	$17.38
Granted	1,345	—	13.20
Lapsed	(79)	—	17.46
Terminated	(201)	—	16.26

Outstanding at December 31, 2002	2,714	—	$15.39
Granted	2,567	—	6.62
Lapsed	(26)	—	17.46
Terminated	(234)	—	9.10

Outstanding at December 31, 2003	5,021	—	$11.20
Granted	199	2,429	10.16
Lapsed	(251)	—	16.48
Terminated	(789)	(69)	14.29

Outstanding at December 31, 2004	4,180	2,360	$10.17

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Comprehensive (Loss)
      Comprehensive (loss) is summarized as follows:

	2004	2003	2002

	Restated	Restated	Restated
	(in millions)
Net (loss)	$(1,536)	$(1,229)	$(379)
Change in foreign currency translation adjustments, net of tax	102	163	132
Change in minimum pension liability, net of tax	(52)	(89)	(67)
Other	9	16	(12)

Total comprehensive (loss)	$(1,477)	$(1,139)	$(326)

      Accumulated other comprehensive income (loss) is comprised of the following:

	December 31,

	2004	2003

	(in millions)
Foreign currency translation adjustments, net of tax	$199	$97
Realized and unrealized gains on derivatives, net of tax	16	8
Unrealized loss on marketable securities, net of tax	—	(1)
Minimum pension liability, net of tax	(210)	(158)

Total accumulated other comprehensive income (loss)	$5	$(54)

NOTE 13.	Litigation and Claims
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
      Sales from Ford and its affiliates, which include sales to Auto Alliance International, a joint venture between Ford and Mazda, approximated 70% in 2004, 76% in 2003 and 80% in 2002 of total sales.
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
2003 Actions
      Visteon recorded pre-tax special charges of $754 million and after-tax special charges of $933 million, with $734 million in costs of sales and $20 million in selling, administrative and other expenses, as summarized below:

	2003

	Pre-tax	After-tax

	Restated
	(in millions)
Restructuring and other charges:
2003 actions	$139	$91
Adjustments to prior year’s expenses	(9)	(6)

Total restructuring and other charges	130	85
Loss related to fourth quarter asset impairment charges	407	260
Loss related to seating operations*	217	139
Deferred tax valuation allowance (Note 7)	—	449

Total special charges	$754	$933

*	2003 amounts include $18 million related operating losses from the North American seating operation between the effective date of the exit agreements (April 1, 2003) and the date the agreements were finalized (June 23, 2003).
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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Cash Flows
      The reconciliation of net (loss) to cash flows provided by operating activities is as follows:

	2004	2003	2002

	Restated	Restated	Restated
	(in millions)
Net (loss)	$(1,536)	$(1,229)	$(379)
Adjustment to reconcile net (loss) to cash flows from operating activities:
Cumulative effect of change in accounting, net of tax	—	—	265
Depreciation and amortization	685	677	633
Asset impairment charges	314	436	—
Loss on divestitures	—	—	26
Earnings of affiliated companies in excess of dividends remitted	(2)	(20)	(28)
Deferred income taxes	873	(84)	(158)
Sale of receivables	66	5	10
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and other current assets	(173)	(37)	280
Decrease in inventory	3	140	85
Increase (decrease) in accounts payable, accrued and other liabilities	(57)	(2)	67
Increase in postretirement benefits other than pensions	180	400	279
Other	65	77	23

Cash flows provided by operating activities	$418	$363	$1,103

      Cash paid for interest and income taxes was as follows:

	2004	2003	2002

	(in millions)
Interest	$105	$94	$120
Income taxes	101	89	92

NOTE 19.	Information Technology Agreement
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

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
2004 – Restated
Sales	$18,137	$520	$18,657
(Loss) before income taxes and minority interests	(523)	(16)	(539)
Net (loss)	(1,476)	(60)	(1,536)
Special charges:
Before taxes	(392)	(4)	(396)
After taxes	(1,215)	(48)	(1,263)
Depreciation/amortization	681	4	685
Capital expenditures, including capital leases	833	12	845
Unconsolidated affiliates:
Equity in net income	40	5	45
Investments in	207	20	227
Total assets, end of period	10,021	271	10,292

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE 20. Segment Information — (Continued)

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
2003 – Restated
Sales	$17,097	$563	$17,660
(Loss) before income taxes and minority interests	(1,187)	(7)	(1,194)
Net (loss)	(1,222)	(7)	(1,229)
Special charges:
Before taxes	(754)	—	(754)
After taxes	(928)	(5)	(933)
Depreciation/amortization	670	7	677
Capital expenditures	863	9	872
Unconsolidated affiliates:
Equity in net income	51	4	55
Investments in	195	20	215
Total assets, end of period	10,725	299	11,024
2002 – Restated
Sales	$17,797	$598	$18,395
Income (loss) before income taxes and minority interests	(181)	21	(160)
Cumulative effect of change in accounting, net of tax	(265)	—	(265)
Net income (loss)	(394)	15	(379)
Special charges:
Before taxes	(221)	(2)	(223)
After taxes, excluding change in accounting	(141)	(1)	(142)
Depreciation/amortization	627	6	633
Capital expenditures	718	7	725
Unconsolidated affiliates:
Equity in net income	39	5	44
Investments in	171	20	191
Total assets, end of period	10,954	286	11,240
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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE 20. Segment Information — (Continued)
      Visteon’s sales by group of similar products are as follows:

Product Groups	2004	2003	2002

	(in millions)
Automotive Operations Chassis Products & Systems	$4,477	$4,390	$4,544
Interior Products & Systems	3,974	3,653	3,982
Climate Control Products & Systems	4,317	3,848	3,786
Powertrain Products & Systems	3,328	3,144	3,320
Electronic Products & Systems	1,961	2,091	2,233
Exterior Products & Systems	881	801	814
Eliminations	(801)	(830)	(882)

Total Automotive Operations	18,137	17,097	17,797
Glass Operations	520	563	598

Total Visteon	$18,657	$17,660	$18,395

NOTE 21.	Summary Quarterly Financial Data (Unaudited)
      The following tables present the restated and the previously reported summary quarterly financial data.

	2004 — Restated				2003 — Restated

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share amounts)
Sales	$4,972	$4,870	$4,136	$4,679	$4,704	$4,613	$3,884	$4,459
Gross margin*	317	288	(230)	131	225	(8)	(14)	(367)
Operating income (loss)	52	50	(455)	(135)	(19)	(248)	(278)	(627)
Income (loss) before income taxes and minority interests	44	38	(469)	(152)	(23)	(253)	(285)	(633)
Net income (loss)	21	20	(1,439)	(138)	(17)	(165)	(181)	(866)
Earnings (loss) per share
Basic	$0.17	$0.16	$(11.48)	$(1.10)	$(0.13)	$(1.31)	$(1.44)	$(6.89)
Diluted	$0.16	$0.16	$(11.48)	$(1.10)	$(0.13)	$(1.31)	$(1.44)	$(6.89)

*	Gross margin as presented is calculated as sales less costs of sales.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 21.	Summary Quarterly Financial Data (Unaudited) — (Continued)

	2004 — Previously Reported				2003 — Previously Reported

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share amounts)
Sales	$4,972	$4,870	$4,136	$4,679	$4,704	$4,613	$3,884	$4,459
Gross margin*	316	294	(220)	156	223	(19)	(3)	(359)
Operating income (loss)	51	56	(445)	(110)	(21)	(259)	(267)	(619)
Income (loss) before income taxes and minority interests	43	44	(459)	(127)	(25)	(264)	(274)	(625)
Net income (loss)	20	24	(1,424)	(119)	(19)	(172)	(174)	(842)
Earnings (loss) per share
Basic	$0.16	$0.19	$(11.36)	$(0.95)	$(0.15)	$(1.37)	$(1.38)	$(6.70)
Diluted	$0.16	$0.19	$(11.36)	$(0.95)	$(0.15)	$(1.37)	$(1.38)	$(6.70)

*	Gross margin as presented is calculated as sales less costs of sales.
     The following table summarizes the impact of the accounting corrections described in Note 2 of our consolidated financial statements to Visteon’s previously reported net income (loss) for each quarter in 2004 and 2003.

	2004				2003

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In millions)
Net income (loss), as previously reported	$20	$24	$(1,424)	$(119)	$(19)	$(172)	$(174)	$(842)
Accounting corrections for freight costs (pre-tax)	3	1	(1)	(11)	2	7	(13)	(7)
Accounting corrections for raw material costs (pre-tax)	(1)	(6)	(9)	(10)	1	3	2	—
Accounting corrections for other supplier costs (pre-tax)	(1)	(1)	—	(4)	(1)	1	—	(1)
Tax impact of above	—	2	(2)	—	—	(4)	4	(16)
Accounting correction for income taxes	—	—	(3)	6	—	—	—	—

Net income (loss), as restated	$21	$20	$(1,439)	$(138)	$(17)	$(165)	$(181)	$(866)

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 21.	Summary Quarterly Financial Data (Unaudited) — (Continued)
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
      As discussed further in Note 16 of our consolidated financial statements, Visteon recorded pre-tax charges of $31 million, $266 million, $2 million and $455 million in the first quarter, second quarter, third quarter and fourth quarter of 2003, respectively, related to asset impairment charges, exit of the North American seating operations, restructuring and other actions. Results for the fourth quarter of 2003 include income tax expense of $449 million related to recording income tax valuation allowances, which are discussed further in Note 7 of our consolidated financial statements.

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

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions			Balance
	Beginning	Charged to			at End
	of Year	Income	Deductions(a)	Other(b)	of Year

	(in millions)
Year Ended December 31, 2004: (Restated)
Allowance for doubtful accounts	$35	$22	$(13)	$—	$44
Valuation allowance for deferred taxes	508	1,282	—	159	1,949
Year Ended December 31, 2003: (Restated)
Allowance for doubtful accounts	$24	$24	$(13)	$—	$35
Valuation Allowance for deferred taxes	21	457	—	30	508
Year Ended December 31, 2002:
Allowance for doubtful accounts	$19	$13	$(8)	$—	$24
Valuation allowance for deferred taxes	—	21	—	—	21

(a)	Deductions represent uncollectible accounts charged off, net of recoveries.

(b)	Other represents adjustments recorded through other comprehensive income. The amount for 2004 also includes tax return true-up adjustments that impacted deferred taxes and the related valuation allowances.

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.
4.1	Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.2	Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.3	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Purchase and Supply Agreement dated as of December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.3	2003 Relationship Agreement dated December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.4	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.5	Aftermarket Relationship Agreement dated as of January 1, 2000 between Visteon and the Automotive Consumer Services Group of Ford is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.6	Amended and Restated Hourly Employee Assignment Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.7	Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.8	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).

Exhibit
Number	Exhibit Name

10.9	Visteon Corporation 2004 Incentive Plan, as amended and restated, is incorporated herein by reference to Appendix B to the Proxy Statement of Visteon dated March 30, 2004.*
10.9.1	Form of Terms and Conditions of Nonqualified Stock Options is incorporated herein by reference to Exhibit 10.9.1 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.9.2	Form of Terms and Conditions of Restricted Stock Grants is incorporated herein by reference to Exhibit 10.9.2 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.9.3	Form of Terms and Conditions of Restricted Stock Units is incorporated herein by reference to Exhibit 10.9.3 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.9.4	Form of Terms and Conditions of Stock Appreciation Rights is incorporated herein by reference to Exhibit 10.9.4 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.10	Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10.10.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.10 hereto entered into by Visteon with Messrs. Pestillo, Johnston, Orchard, Palmer, Pfannschmidt, Chatterjee and Marcin, and Ms. Fox is incorporated herein by reference to Exhibit 10.10.1 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.11	Issuing and Paying Agency Agreement dated as of June 5, 2000 between Visteon and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.12	Corporate Commercial Paper — Master Note dated June 1, 2000 is incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.13	Letter Loan Agreement dated as of June 12, 2000 from The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.14	Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.15	Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.16	Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.17	Visteon Corporation Savings Parity Plan is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.18	Visteon Corporation Pension Parity Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated February 9, 2005.*

Exhibit
Number	Exhibit Name

10.19	Visteon Corporation Supplemental Executive Retirement Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated February 9, 2005.*
10.20	Executive Employment Agreement dated as of September 15, 2000 between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2001.*
10.21	Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.22	Visteon Corporation Executive Separation Allowance Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated February 9, 2005.*
10.23	Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain executive officers under the plans constituting Exhibits 10.14, 10.16, 10.17, 10.18, 10.19 and 10.22 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.24	Five-Year Revolving Loan Credit Agreement dated as of June 20, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.24.1	First Amendment, dated as of December 16, 2004, to and under the Five-Year Revolving Loan Credit Agreement dated as of June 20, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.24.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2004.
10.25	364-Day Credit Agreement dated as of June 18, 2004 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Citibank, N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2004.
10.26	Five-Year Term Loan Credit Agreement dated as of June 25, 2002 among Visteon, the several banks and other financial institutions or entities from time to time parties to the agreement, JPMorgan Chase Bank, as administrative agent, and Bank of America N.A., as syndication agent, is incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.
10.27	Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*
10.28	Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.

Exhibit
Number	Exhibit Name

10.29	Employment Agreement effective as of January 1, 2004 between Visteon and Daniel R. Coulson is incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.30	Visteon Corporation Non-Employee Director Stock Unit Plan is incorporated herein by reference to Appendix C to the Proxy Statement of Visteon dated March 30, 2004.*
10.31	Employment Agreement dated as of June 2, 2004 between Visteon and James F. Palmer is incorporated herein by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2004.*
10.32	Visteon Executive Severance Plan is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated February 9, 2005.*
10.33	Form of Executive Retiree Health Care Agreement is incorporated herein by reference to Exhibit 10.28 to the Current Report on Form 8-K of Visteon dated December 9, 2004.*
10.33.1	Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.33 hereto entered into by Visteon with Messrs. Johnston, Orchard and Palmer, is incorporated herein by reference to Exhibit 10.33.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2004.*
10.34	Funding Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated March 10, 2005.
10.35	Master Equipment Bailment Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated March 10, 2005.
10.36	Resignation Agreement, dated as of March 10, 2005, between Visteon and Stacy L. Fox, is incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2004.*
10.37	Consulting Agreement, dated as of March 10, 2005, between Visteon and Stacy L. Fox, is incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2004.*
12.1	Statement re: Computation of Ratios.
18.1	Letter of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, regarding Change in Accounting Principles, is incorporated herein by reference to Exhibit 18.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2004.
21.1	Subsidiaries of Visteon, is incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2004.
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K/A is incorporated herein by reference to Exhibit 24.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2004.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated November 22, 2005.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated November 22, 2005.
32.1	Section 1350 Certification of Chief Executive Officer dated November 22, 2005.

Exhibit
Number	Exhibit Name

32.2	Section 1350 Certification of Chief Financial Officer dated November 22, 2005.

†	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
     In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.