Form 10-Q
period 2005-03-31
VISTEON CORP
filed 2005-11-22
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005, or
☐
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
Yes         No  ✓
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ✓    No
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes         No  ✓
          As of November 14, 2005, the Registrant had outstanding 128,743,368 shares of common stock, par value $1.00 per share.
Exhibit index located on page number 52.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX
Schedule Identifying Substantially Identical Agreements to Revised Change in Control Agreement
Statement re: Computation of Ratios
Letter of PricewaterhouseCoopers LLP
Rule 13a-14(a) Certification of Chief Executive Officer
Rule 13a-14(a) Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

VISTEON CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended March 31, 2005 and 2004
(in millions, except per share amounts)

	First Quarter

	2005	2004

		(Restated)
	(unaudited)
Sales
Ford and affiliates	$3,254	$3,637
Other customers	1,733	1,335

Total sales	4,987	4,972
Costs and expenses (Notes 4 and 6)
Costs of sales	4,847	4,655
Selling, administrative and other expenses	250	265

Total costs and expenses	5,097	4,920
Operating (loss) income	(110)	52
Interest income	5	4
Interest expense	34	23

Net interest expense	(29)	(19)
Equity in net income of affiliated companies (Note 4)	6	11

(Loss) income before income taxes and minority interests	(133)	44
Provision for income taxes (Note 4)	22	14

(Loss) income before minority interests	(155)	30
Minority interests in net income of subsidiaries	8	9

Net (loss) income	$(163)	$21

Net (loss) income per share (Note 10)
Basic	$(1.30)	$0.17
Diluted	$(1.30)	$0.16
Cash dividends per share	$—	$0.06
The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31,	December 31,
	2005	2004

	(unaudited)	(Restated)
Assets
Cash and cash equivalents	$809	$752
Accounts receivable — Ford and affiliates	1,323	1,255
Accounts receivable — other customers (Note 8)	1,201	1,285

Total receivables, net (Note 4)	2,524	2,540
Inventories (Note 12)	939	889
Deferred income taxes (Note 4)	35	37
Prepaid expenses and other current assets	250	212

Total current assets	4,557	4,430
Equity in net assets of affiliated companies	232	227
Net property	5,173	5,303
Deferred income taxes (Note 4)	129	129
Other assets	195	203

Total assets	$10,286	$10,292

Liabilities and Stockholders’ Equity
Trade payables	$2,581	$2,493
Accrued liabilities	893	894
Income taxes payable (Note 4)	30	27
Debt payable within one year (Note 9)	522	508

Total current liabilities	4,026	3,922
Long-term debt (Note 9)	1,513	1,513
Postretirement benefits other than pensions	669	639
Postretirement benefits payable to Ford	2,181	2,135
Deferred income taxes (Note 4)	287	287
Other liabilities	1,495	1,476

Total liabilities	10,171	9,972
Stockholders’ Equity
Capital stock
Preferred Stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common Stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 129 million and 130 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,393	3,380
Accumulated other comprehensive (loss) income (Note 13)	(41)	5
Other	(35)	(26)
Accumulated deficit	(3,333)	(3,170)

Total stockholders’ equity	115	320

Total liabilities and stockholders’ equity	$10,286	$10,292

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2005 and 2004
(in millions)

	First Quarter

	2005	2004

		(Restated)
	(unaudited)
Cash and cash equivalents at January 1	$752	$953
Cash flows from operating activities
Net (loss) income	(163)	21
Depreciation and amortization	176	166
Earnings of affiliated companies less than (in excess of) dividends remitted	3	(8)
Sale of receivables	79	28
Changes in assets and liabilities:
Accounts receivable	(102)	(344)
Inventories	(58)	(60)
Accounts payable	140	236
Postretirement benefits other than pensions	80	58
Income taxes deferred and payable, net	—	(9)
Other assets and other liabilities	1	6
Other	22	9

Net cash provided by operating activities	178	103
Cash flows from investing activities
Capital expenditures	(127)	(196)
Acquisitions and investments in joint ventures	(9)	—
Sales and maturities of securities	—	3
Other, including proceeds from asset disposals	19	—

Net cash used in investing activities	(117)	(193)
Cash flows from financing activities
Commercial paper repayments, net	—	(54)
Other short-term debt, net	21	(19)
Proceeds from issuance of other debt, net of issuance costs	12	474
Principal payments on other debt	(13)	(12)
Treasury stock activity	(1)	(11)
Cash dividends	—	(8)
Other, including book overdrafts	(16)	(42)

Net cash provided by financing activities	3	328
Effect of exchange rate changes on cash	(7)	(4)

Net increase in cash and cash equivalents	57	234

Cash and cash equivalents at March 31	$809	$1,187

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1.	Financial Statements
      The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, including normal recurring adjustments, necessary for a fair statement of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the consolidated financial statements and accompanying notes included in Amendment No. 1 to Visteon’s Annual Report on Form 10-K/ A (“2004 Form 10-K/ A”), for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission (“SEC”) on November 22, 2005.
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
      Visteon has restated its previously issued consolidated financial statements for 2002 through 2004, for accounting corrections related to freight, raw material costs, other supplier costs and income tax matters. The decision to restate Visteon’s consolidated financial statements was previously announced in a press release that was filed with the SEC as part of a Current Report on Form 8-K of Visteon dated October 21, 2005. For a more detailed description of these restatements, see Note 2, “Restatement of Financial Statements,” to the audited consolidated financial statements contained in the 2004 Form 10-K/ A.
      As a result of the restatement, previously reported net income increased by $1 million (less than $0.005 per share) for first quarter ended March 31, 2004.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 2.	Restatement of Financial Statements — (Continued)
      The following table summarizes the impact of these accounting corrections to Visteon’s previously reported net income as reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the SEC on March 16, 2005. These accounting corrections impacted previously reported costs of sales on the consolidated statement of operations.

First Quarter

2004

(in millions)
Net income, as previously reported	$20
Accounting corrections for freight costs (pre-tax)(1)	3
Accounting corrections for raw material costs (pre-tax)(2)	(1)
Accounting corrections for other supplier costs (pre-tax)(3)	(1)

Net income, as restated(4)	$21

(1)	Represents corrections to record freight costs incurred for services provided that were not properly accrued in the period such services were performed. The impact of the correction of these errors increased net income by approximately $2 million ($0.01 per share) for the first quarter ended March 31, 2004.

(2)	Represents corrections to record raw material cost increases that were not properly accrued in the period such increases were incurred. The impact of the correction of these errors decreased net income by approximately $1 million ($0.01 per share) for the first quarter ended March 31, 2004.

(3)	Represents corrections to record other supplier costs that should have been accrued in periods prior to March 31, 2004. The impact of the correction of these errors had an impact on net income of less than $500,000.

(4)	The deferred tax impact of the pre-tax accounting corrections was less than $500,000.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 2.	Restatement of Financial Statements — (Continued)
     The following is a summary of the impact of the accounting corrections on Visteon’s previously issued consolidated statement of operations and consolidated balance sheet. These accounting corrections had no impact on Visteon’s consolidated statement of cash flows.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	First Quarter 2004

	As
	Previously	As
	Reported	Restated

Sales
Ford and affiliates	$3,637	$3,637
Other customers	1,335	1,335

Total sales	4,972	4,972
Costs and expenses
Costs of sales	4,656	4,655
Selling, administrative and other expenses	265	265

Total costs and expenses	4,921	4,920
Operating income	51	52
Interest income	4	4
Interest expense	23	23

Net interest expense	(19)	(19)
Equity in net income of affiliated companies	11	11

Income before income taxes and minority interests	43	44
Provision for income taxes	14	14

Income before minority interests	29	30
Minority interests in net income of subsidiaries	9	9

Net income	$20	$21

Net income per share
Basic	$0.16	$0.17
Diluted	$0.16	$0.16

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 2.	Restatement of Financial Statements — (Continued)
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2004

	As
	Previously	As
	Reported	Restated

Assets
Cash and cash equivalents	$752	$752
Accounts receivable — Ford and affiliates	1,255	1,255
Accounts receivable — other customers	1,285	1,285

Total receivables, net	2,540	2,540
Inventories	889	889
Deferred income taxes	51	37
Prepaid expenses and other current assets	212	212

Total current assets	4,444	4,430
Equity in net assets of affiliated companies	227	227
Net property	5,303	5,303
Deferred income taxes	132	129
Other assets	203	203

Total assets	$10,309	$10,292

Liabilities and Stockholders’ Equity
Trade payables	$2,403	$2,493
Accrued liabilities	894	894
Income taxes payable	38	27
Debt payable within one year	508	508

Total current liabilities	3,843	3,922
Long-term debt	1,513	1,513
Postretirement benefits other than pensions	639	639
Postretirement benefits payable to Ford	2,135	2,135
Deferred income taxes	296	287
Other liabilities	1,476	1,476

Total liabilities	9,902	9,972
Stockholders’ Equity
Capital stock	131	131
Capital in excess of par value of stock	3,380	3,380
Accumulated other comprehensive income	5	5
Other	(26)	(26)
Accumulated deficit	(3,083)	(3,170)

Total stockholders’ equity	407	320

Total liabilities and stockholders’ equity	$10,309	$10,292

      Certain amounts in Notes 4, 5, 10, 13, and 14 have been restated to reflect the accounting corrections described above.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 3.	Arrangements with Ford and its Affiliates
Funding Agreement
      On March 10, 2005, Visteon and Ford entered into a funding agreement, effective as of March 1, 2005, under which Ford has agreed (a) to accelerate the payment on or prior to March 31, 2005 of not less than $120 million of payables that were not required to be paid to Visteon until after March 31, 2005; (b) to accelerate the payment terms for certain U.S. payables to Visteon arising on or after April 1, 2005 from an average of 33 days after the date of sale to an average of 26 days; (c) to reduce the amount of certain wages by 23.75% that Visteon is currently obligated to reimburse Ford with respect to Visteon-assigned Ford-UAW hourly employees that work at Visteon facilities, beginning with the pay period commencing February 21, 2005; and (d) to release Visteon from its obligation to reimburse Ford for Ford profit sharing payments with respect to Visteon-assigned Ford-UAW hourly employees that accrue in 2005.
      During the first quarter of 2005, costs of sales were reduced by $26 million as a result of the funding agreement’s impact on labor costs for Visteon-assigned Ford-UAW hourly employees. That reduction was comprised of $31 million in reduced charges from Ford and a one-time reduction of $17 million in previously established vacation accruals and was offset by $17 million of asset write-offs and $5 million from reduced inventory valuations. Cash flows provided by operating activities for the first quarter of 2005 were favorably impacted by the reduced wage reimbursements to Ford and about $120 million from accelerated payments received from Ford under the funding agreement.
Master Equipment Bailment Agreement
      Also on March 10, 2005, Ford and Visteon entered into a master equipment bailment agreement, effective as of January 1, 2005, pursuant to which Ford has agreed to pay third-party suppliers for certain machinery, equipment, tooling and fixtures and related assets, which may be acquired during the term of the agreement to be held by Visteon, which are primarily used to produce components for Ford at certain of the Visteon plants in which Visteon-assigned Ford-UAW employees work. The agreement covers (a) certain capital expenditure project commitments made by Visteon before January 1, 2005, where less than one-half of the full amount of the project cost was paid by Visteon as of January 1, 2005; and (b) capital expenditures for equipment where the expenditure has not yet been committed by Visteon and which is subsequently approved by Ford. To the extent approved capital expenditures are related to the modification of existing equipment, title of the modified equipment would transfer to Ford.
      During the first quarter of 2005, Visteon recognized a charge in costs of sales of about $17 million related to capitalized costs of $27 million for projects that were less than one-half complete which were transferred to a Ford-controlled entity. The loss primarily represents costs incurred and capitalized by Visteon at December 31, 2004 associated with these projects. Cash proceeds of $10 million from these sales were received during the second quarter of 2005.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 3.	Arrangements with Ford and its Affiliates — (Continued)
SUBSEQUENT EVENTS
Funding Agreement
      On May 24, 2005, Visteon and Ford entered into an amendment to the funding agreement. This amendment further accelerates the payment terms for certain U.S. payables to Visteon arising on or after June 1, 2005 to (i) an average of 18 days for the period from June 1, 2005 through July 31, 2005; (ii) an average of 22 days for the period from August 1, 2005 through December 31, 2005; and (iii) an average of 26 days for the period from January 1, 2006 until termination of the agreement. This agreement was terminated in connection with the closing of the transactions discussed below.
Master Equipment Bailment Agreement
      On May 24, 2005, Visteon and Ford entered into an amendment of the master equipment bailment agreement, effective as of May 1, 2005, under which Ford agreed to pay third-party suppliers for certain machinery, equipment, tooling, fixtures and related assets that are used to produce certain components for Ford at the remaining Visteon plants in which Visteon-assigned Ford-UAW employees work not previously covered under the original March 10, 2005 agreement. This agreement was terminated in connection with the closing of the transactions discussed below.
Sale of North American Facilities
      On May 24, 2005, Visteon and Ford entered into a non-binding Memorandum of Understanding (“MOU”), setting forth a framework for the transfer of twenty-three North American facilities and related assets (the “Business”) to a Ford-controlled entity. In September 2005, Visteon and Ford entered into several definitive agreements and Visteon completed the transfer of the Business to Automotive Components Holdings, LLC (“ACH”), an indirect, wholly-owned subsidiary of Visteon. On October 1, 2005, Ford acquired from Visteon all of the issued and outstanding shares of common stock of the parent of ACH in exchange for Ford’s payment to Visteon of approximately $311 million (subject to post-closing adjustment), as well as the forgiveness of certain OPEB liabilities and other obligations relating to hourly employees associated with the Business, and the assumption of certain other liabilities with respect to the Business.
      Following the signing of the MOU and at June 30, 2005, Visteon has classified the manufacturing facilities and associated assets, including inventory, machinery, equipment and tooling, as well as associated liabilities including postretirement benefit, to be sold as “held for sale”. Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets that are considered “held for sale” to be measured at the lower of their carrying value or fair value less cost to sell and future depreciation of such assets is ceased. During the second quarter of 2005, the Automotive Operations recorded a pre-tax non-cash impairment of $920 million to write-down those assets considered “held for sale” to their aggregate estimated fair value less cost to sell. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 4.	Selected Costs, Income and Other Information
Depreciation and Amortization
      Depreciation and amortization expenses are summarized as follows:

	First Quarter

	2005	2004

	(in millions)
Depreciation	$150	$140
Amortization	26	26

Total	$176	$166

Investments in Affiliates
      The following table presents summarized financial data for those affiliates accounted for under the equity method. The amounts represent 100% of the results of operations of these affiliates. Visteon reports its share of their net income in the line “Equity in net income of affiliated companies” on the Consolidated Statement of Operations.

	First Quarter

	2005	2004

	(in millions)
Net sales	$341	$334
Gross profit	48	61
Net income	12	21
Accounts Receivable
      The allowance for doubtful accounts was $47 million at March 31, 2005 and $44 million at December 31, 2004. Allowance for doubtful accounts is determined considering factors such as length of time accounts are past due, historical experience of write-offs, and our customers’ financial condition. Accounts receivable are written-off when they are deemed uncollectible.
Income Taxes
      Visteon’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income (loss) before income taxes, excluding related equity in net income of affiliated companies, for the period. Effective tax rates vary from period to period as separate calculations are performed for those countries where Visteon’s operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained.
      Visteon recorded a provision of $22 million for the first quarter of 2005, compared with $14 million for the first quarter of 2004. The first quarter of 2005 tax expense is higher than the comparable prior year period due to the inability to record a tax benefit for pre-tax losses incurred in the U.S. and certain foreign countries, where full valuation allowances against our deferred tax assets have been maintained since the third quarter of 2004. The first quarter of 2005 provision reflects primarily income tax expense related to those countries where Visteon is profitable and whose results continue to be tax-effected, accrued withholding taxes, and certain non-recurring and other discrete tax items.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 4.	Selected Costs, Income and Other Information — (Continued)
      Non-recurring and other discrete items recorded in the first quarter of 2005 resulted in a benefit of $8 million, consisting primarily of benefits related to a change in the estimated benefit associated with tax losses in Canada and the favorable resolution of tax matters in Mexico, offset by net provisions recorded to increase our income tax reserves for prior year tax exposures.
      Included in the provision for income taxes for the first quarter of 2004 was a benefit of $4 million related to a reduction in income tax reserves as a result of the conclusion of an income tax audit in Canada.
      The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will continue to cause variability in Visteon’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them.
Liquidity
      Visteon believes that cash flow from operations, combined with access to external liquidity sources, will be sufficient to fund capital spending, debt maturities and other cash obligations in 2005. However, liquidity from internal or external sources to meet these obligations is dependent on a number of factors, including availability of cash balances, credit ratings, industry economic factors, and the availability of the capital markets. In addition, because Visteon was not timely in its SEC filings in 2005, we are currently ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for 12 months prior to the filing of a registration statement for those securities. Accordingly, we are unable to use our presently effective shelf registration statement to sell securities in the public market without first obtaining a waiver from the SEC. We do not believe this will have a material impact on our liquidity as we have access to committed bank facilities and other capital market alternatives; however, Visteon can provide no assurance that, if needed, additional liquidity will be available at the times or in the amounts needed, or on terms and conditions acceptable to Visteon. At March 31, 2005, Visteon was in compliance with the covenants contained in its credit agreements, although there can be no assurance that Visteon will remain in compliance with such covenants in the future. If we were to violate a financial covenant and not obtain a waiver, the credit agreements could be terminated and amounts outstanding would be accelerated. We can provide no assurance that, in such event, we would have access to sufficient liquidity resources to repay such amounts.
Long-Lived Assets
      Visteon continues to assess the recoverability of our long-lived assets in light of the challenging environment in which we operate and as part of our business planning process. If conditions indicate that any of these assets are impaired, impairment charges will be required, although we cannot predict the timing or range of amounts, if any, which may result. Visteon considers projected future undiscounted cash flows, trends and other circumstances in making such estimates and evaluations. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such factors as future automotive production volumes (primarily for Ford), selling price changes, labor cost changes, material cost changes, productivity and other cost savings and capital expenditures could significantly affect our evaluations.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 5.	Stock-Based Awards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123(R)”), “Share-Based Payments.” This revised statement requires the fair-value based method to be used and eliminates the alternative use of the intrinsic value method. SFAS 123(R) is required to be adopted as of the beginning of the first annual period that begins after June 15, 2005. Visteon is currently evaluating the impact of the requirements of SFAS 123(R) on its consolidated financial statements, but does not expect the impact to have a material effect, as starting January 1, 2003, Visteon began expensing the fair value of stock-based awards granted to employees pursuant to Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” In addition, any stock options granted prior to January 1, 2003 will be fully vested at the time of adoption. SFAS 123(R) specifies that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”). Currently, Visteon grants stock options and stock appreciation rights which allow the employee to continue to vest in the award after retirement without providing additional service. Compensation expense for these awards is recognized over the vesting period. The impact of applying the non-substantive vesting period approach for retirement eligible employees under SFAS 123(R) compared to Visteon’s current methodology of expensing over the vesting period would not have a material effect on its results of operations for the first quarter ended March 31, 2005.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 5.	Stock-Based Awards — (Continued)
      SFAS 123 was adopted on a prospective method basis for stock-based awards granted, modified or settled after December 31, 2002. For stock options and restricted stock awards granted prior to January 1, 2003, Visteon measures compensation cost using the intrinsic value method. If compensation cost for all stock-based awards had been determined based on the estimated fair value of stock options and the fair value set at the date of grant for restricted stock awards, in accordance with the provisions of SFAS 123, Visteon’s reported net (loss) income and net (loss) income per share would have changed to the pro forma amounts indicated below:

	First Quarter

	2005	2004

		(restated)
	(in millions, except per
	share amounts)
Net (loss) income, as reported	$(163)	$21
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	2	2
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(3)	(4)

Pro forma net (loss) income	$(164)	$19

Net (loss) income per share:
As reported:
Basic	$(1.30)	$0.17
Diluted	$(1.30)	$0.16
Pro forma:
Basic	$(1.31)	$0.15
Diluted	$(1.31)	$0.15
      During the first quarter of 2005, Visteon granted under the Visteon Corporation 2004 Incentive Plan and the Visteon Corporation Employees Equity Incentive Plan about 4.3 million stock appreciation rights (“SARs”), 2.7 million restricted stock units (“RSUs”), and 2.0 million stock options. Stock options and SARs granted have an exercise price equal to the average of the highest and lowest prices at which Visteon common stock was traded on the New York Stock Exchange on the date of grant, expire five years after the date on which they were granted and become exercisable one-third after one year from the date of grant, an additional one-third after two years and in full after three years. SARs granted entitle the participant to receive a cash amount equal to the appreciation in the underlying share of common stock, which is equal to the difference in fair market value of Visteon common stock on the date the SAR is granted and the fair market value of Visteon common stock on the date the SAR is exercised. RSUs granted consist of units valued based upon the fair market value of Visteon common stock and are settled in cash upon vesting after a designated period of time, which is generally three years.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 5.	Stock-Based Awards — (Continued)
      In addition, treasury stock increased $12 million during the first quarter of 2005 primarily from the forfeiture of about 700,000 shares of restricted stock awards, originally granted in 2002, that did not vest as certain performance goals were not achieved.

NOTE 6.	Special Charges
      First Quarter 2005 Actions — During the first quarter of 2005, Visteon recorded pre-tax special charges of $7 million in costs of sales ($7 million after-tax) related to a continuation of an incentive program offered during the fourth quarter of 2004 to eligible U.S. salaried employees to voluntarily separate employment. Terms of the program required the effective termination date to be no later than March 31, 2005, unless otherwise mutually agreed. Through March 31, 2005, 409 employees have voluntarily elected to separate employment under this program, comprised of 374 employees during the fourth quarter of 2004 and 35 employees during the first quarter of 2005. Of this group of employees, 388 employees have terminated employment as of March 31, 2005, with the remainder expected to terminate employment at various times throughout the year.
      First Quarter 2004 Actions — During the first quarter of 2004, Visteon recorded pre-tax charges of $14 million in costs of sales ($10 million after-tax) which includes $9 million for the separation of about 50 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002, and $5 million related to the involuntary separation of about 200 employees as a result of the planned closure of our La Verpilliere, France manufacturing facility. The closure of the La Verpilliere facility and the related involuntary employee separations were substantially completed during 2004.
      Reserve Activity — Reserve balances, excluding those related to seating operations are included in current accrued liabilities on the accompanying balance sheet.

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
December 31, 2004 reserve balance	$52	$3	$55
First quarter 2005 expense	7	—	7
Utilization	(21)	—	(21)

March 31, 2005 reserve balance	$38	$3	$41

      Utilization in the first quarter of 2005 includes $11 million of cash payments and $3 million incurred related to special pension and other postretirement benefits related to the U.S. salaried voluntary separation program; and $7 million of cash payments related to other actions. Reserves related to the U.S. salaried voluntary separation program were $27 million and $34 million at March 31, 2005 and December 31, 2004, respectively.
      In addition, during the first quarter of 2005, Visteon paid Ford about $14 million of previously accrued amounts ($205 million at December 31, 2004) related to an agreement entered into in 2003 to reimburse Ford for the actual net costs of transferring seating production, including costs related to Ford hourly employee voluntary retirement and separation programs that Ford implemented as well as postretirement health care liabilities associated with hourly employee transfers.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 7.	Employee Retirement Benefits
      Visteon’s retirement plans’ expense for the first quarter of 2005 and 2004 are summarized as follows:

	Retirement Plans				Health Care
					and Life
					Insurance
	U.S. Plans		Non-U.S. Plans		Benefits

	2005	2004	2005	2004	2005	2004

	(in millions)
First Quarter
Service cost	$15	$14	$9	$9	$12	$11
Interest cost	18	17	16	17	17	16
Expected return on plan assets	(17)	(16)	(15)	(15)	—	—
Amortization of:
Plan amendments	2	2	2	3	(1)	—
(Gains) losses and other	2	1	2	—	7	6
Special termination benefits	—	—	—	3	—	—

Net pension/postretirement expense related to Visteon sponsored plans	20	18	14	17	35	33
Expense for Visteon-assigned Ford-UAW and certain salaried employees	30	31	—	—	55	37

Net pension/postretirement expense	$50	$49	$14	$17	$90	$70

      During the first quarter of 2005, contributions to Visteon U.S. retirement plans and postretirement health care and life insurance plans were $7 million and $4 million, respectively, and contributions to non-U.S. retirement plans were $20 million. Visteon presently anticipates additional contributions to its U.S. retirement plans and postretirement health care and life insurance plans of $34 million and $38 million, respectively, in 2005 for a total of $41 million and $42 million, respectively. Visteon also anticipates additional 2005 contributions to non-U.S. retirement plans of $41 million for a total of $60 million.
      The Medicare Drug Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. This legislation provides for a federal subsidy beginning in 2006 to sponsors of retiree healthcare benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. Visteon’s plans generally provide retiree drug benefits that exceed the value of the benefit that will be provided by Medicare Part D, and we have concluded that our plans are actuarially equivalent based on the standard presented in the Medicare Modernization Act Final Rule published in January 2005 and further clarifying guidelines published by the Centers for Medicare and Medicaid Services in April 2005. This subsidy reduced the benefit obligation for Visteon plans by $87 million as of March 31, 2004, and will be recognized through reduced retiree health care expense over the remaining future employee service lives.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 7.	Employee Retirement Benefits — (Continued)
SUBSEQUENT EVENT
      During June 2005, Visteon approved changes to its U.S. salaried postretirement health care and life insurance plans which will become effective June 1, 2007. Employees who retire after that date will not be provided life insurance benefits, but will have access to company-sponsored health care at group rates if they elect to pay the related health care premium cost. Visteon will provide credits to offset a portion of the health care premium cost for those employees that retire from Visteon with hire dates on or before June 30, 2005 that attained the age of 45 by July 1, 2005. Credits accumulate at the rate of $3,000 per year plus an interest factor, and are further increased at retirement by a factor of $750 multiplied by the employee’s combined years of service and age. These changes are estimated to result in a reduction in the related accumulated plan benefit obligation of $336 million at June 30, 2005, of which approximately $1 million will be recognized in September 2005 and the remainder will be amortized beginning in October 2005 as a reduction of postretirement benefit expense over the estimated average remaining employee service lives of approximately 14 years for the Visteon Corporate Plan and 10 years for the Visteon Systems Salaried Plan.

NOTE 8.	Asset Securitization
United States
      During 2004, Visteon established a revolving accounts receivable securitization facility in the United States (“facility”). Under this facility, Visteon can sell a portion of its U.S. trade receivables from customers other than Ford to Visteon Receivables LLC (“VRL”), a wholly-owned consolidated special purpose entity. VRL may then sell, on a non-recourse basis (subject to certain limited exceptions), an undivided interest in the receivables to an asset-backed, multi-seller commercial paper conduit, which is unrelated to Visteon or VRL.
      During the first quarter of 2005, gross proceeds from new securitizations were $120 million; and collections and repayments to the conduit were $110 million, resulting in net proceeds of $10 million and an increase in the undivided interest sold to $65 million at March 31, 2005. The retained interest of $220 million and $178 million at March 31, 2005 and December 31, 2004, respectively, is included in accounts receivable — other customers on the Consolidated Balance Sheet. The loss on sale of receivables was less than $1 million.
      The facility was extended during the first quarter of 2005 to expire in March 2006, and can be extended annually through March 2008 based upon the mutual agreement of the parties. Additionally, the agreement contains financial covenants similar to Visteon’s unsecured revolving credit facilities, and a mechanism which considers changes in Visteon’s credit ratings in determining the maximum amount of undivided interests that VRL could sell to the conduit. The April 2005 reductions in Visteon’s credit ratings would have effectively reduced the current maximum amount of undivided interests that VRL could sell to the conduit to zero. However, Visteon has obtained a waiver to this credit rating reduction effective through December 15, 2005, pursuant to which the maximum amount of undivided interests that VRL can sell to the conduit at March 31, 2005 is about $82 million.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 8.	Asset Securitization — (Continued)
Europe
      As of March 31, 2005 and December 31, 2004, Visteon has sold euro 70 million ($90 million) and euro 19 million ($26 million), respectively, of trade receivables without recourse, under European sale of receivables agreements that are renewable on an annual basis with certain banks. These agreements currently provide for the sale of up to euro 80 million in trade receivables.
Asia
      As of March 31, 2005, Visteon has sold Japanese yen 566 million ($5 million) of trade receivables, without recourse, under a Japanese sale of receivables agreement that is renewable on an annual basis. The agreement currently provides for the sale of up to Japanese yen 1.5 billion in trade receivables.

NOTE 9.	Debt
      Debt, including the fair market value of related interest rate swaps, was as follows:

	March 31,	December 31,
	2005	2004

	(in millions)
Debt payable within one year
Revolving credit facility — 364-day	$80	$—
Other — short-term	158	221
7.95% notes due August 1, 2005	252	253
Current portion of long-term debt	32	34

Total debt payable within one year	522	508

Long-term debt
8.25% notes due August 1, 2010	703	707
7.00% notes due March 10, 2014	442	446
Term loan due June 25, 2007	234	223
Other	134	137

Total long-term debt	1,513	1,513

Total debt	$2,035	$2,021

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 9.	Debt — (Continued)
Credit Facility Agreements
      During the first quarter of 2005, Visteon’s primary bank credit agreements were (i) the 364-Day Credit Agreement, dated as of June 18, 2004 (the “364-Day Credit Agreement”), (ii) the Five-Year Term Loan Credit Agreement, dated as of June 25, 2002 (the “Term Loan Credit Agreement”), and (iii) the Five-Year Revolving Loan Credit Agreement, dated as of June 20, 2002 (the “Five-Year Credit Agreement”). These bank credit agreements contained various affirmative and negative covenants, including limited cross default provisions, a negative financial covenant, a limitation on sale and leaseback transactions, as well as other customary provisions. Pursuant to the negative financial covenant, Visteon may not exceed a leverage ratio of consolidated total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), each as defined in the agreement, for the trailing four quarters of 3.5 to 1 for March 31, 2005. At March 31, 2005, Visteon was in compliance with this and all other covenants.
      As of March 31, 2005, there were about $100 million of obligations under standby letters of credit under the 5-year revolving portion of the Credit Agreements.
7.95% notes due August 1, 2005
      On April 6, 2004, Visteon repurchased $250 million of the 7.95% notes that were due on August 1, 2005. In the second quarter of 2004, Visteon recorded a pre-tax debt extinguishment charge of $11 million, consisting of redemption premiums and transaction costs ($19 million), offset partially by the accelerated recognition of gains from interest rate swaps associated with the repurchased debt ($8 million). On August 1, 2005, Visteon retired the remaining $250 million of 7.95% notes that were due on August 1, 2005.
Other
      Prior to April 2005, Visteon had maintained a trade payables program through General Electric Capital Corporation (“GECC”) that provided financial flexibility to Visteon and its suppliers. When a supplier participated in the program, GECC paid the supplier the amount due from Visteon in advance of the original due date. In exchange for the earlier payment, our suppliers accepted a discounted payment. Visteon paid GECC the full amount. Approximately $22 million and $69 million were outstanding to GECC under this program at March 31, 2005 and December 31, 2004, respectively. Amounts outstanding under this program are supported by a stand-by letter of credit and are reported in debt payable within one year in the Consolidated Balance Sheet. Visteon terminated the program in April 2005.
      During the first quarter of 2005, Visteon terminated interest rate swaps with a notional amount of $200 million related to the 8.25% notes due August 1, 2010 and received $7 million in cash. The fair value of the interest rate swaps at termination was deferred as part of the underlying debt balance and amortized as a reduction in interest expense over the remaining term of the debt.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 9.	Debt — (Continued)
SUBSEQUENT EVENTS
      In May 2005, Visteon entered into amendments and waivers to each of these credit agreements to extend the deadline for Visteon to deliver its first quarter 2005 financial statements until July 29, 2005 which was subsequently amended as discussed below, and change the Eurocurrency margin to 250 bps for the 364-Day Credit Agreement and Five-Year Credit Agreement and to 275 bps for the Term Loan Credit Agreement. On June 19, 2005, the 364-Day Credit Agreement expired.
      On June 24, 2005, Visteon entered into a $300 million short-term secured revolving credit agreement (the “Short-Term Credit Agreement”) with a syndicate of financial institutions, and entered into amendments and restatements (the “Amendments”, and together with the Short-Term Credit Agreement, the “Credit Agreements”) to the Five-Year Credit Agreement and the Term Loan Credit Agreement to conform certain provisions of such agreements to provisions of the Short-Term Credit Agreement. The Short-Term Credit Agreement will expire on December 15, 2005. Further, the Credit Agreements provided that Visteon had until December 10, 2005 to provide quarterly financial statements for each of the periods ended March 31, 2005, June 30, 2005, and September 30, 2005 which Visteon fulfilled by filing these financial statements in November 2005. In light of the upcoming expiration of the Short-Term Credit Agreement in December 2005, the company is exploring its financing alternatives.
      Borrowings under the Credit Agreements bear interest at variable rates equal to, at our election, (i) 3.50% plus the higher of (a) the prime rate or (b) the federal funds rate plus 50 bps, or (ii) a Eurocurrency rate plus 4.50%. Visteon elects the basis of the interest rate at the time of each borrowing. Visteon also pays a commitment fee of 50 bps in arrears on the average undrawn amount of the facility each quarter.
      The Credit Agreements contain, among other things, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this type. Such covenants include the requirement to use the proceeds of certain subsidiary or asset sales, additional indebtedness and sale-leaseback transactions to reduce unused commitments and prepay or cash collateralize extensions of credit, certain restrictions on the incurrence of indebtedness, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other repayments in respect of capital stock, voluntary prepayments of other indebtedness, capital expenditures, transactions with affiliates, sale-leaseback transactions, changes in fiscal year, hedging arrangements, negative pledge clauses, subsidiary distributions and the activities of a certain holding company subsidiary, subject to certain exceptions. The Credit Agreements also contain financial covenants based on consolidated leverage ratios, which are tested at each quarter-end using the ratio of (a) Consolidated Total Debt to (b) Consolidated EBITDA, excluding, most notably, permitted non-recurring expenses or losses and income or gains (each as defined in the Short-Term Credit Agreement). The above mentioned ratio cannot exceed 3.75 to 1 for the quarter ended June 30, 2005, 5.00 to 1 for the quarter ended September 30, 2005, 4.20 to 1 for the quarter ended December 31, 2005, 3.50 to 1 for the quarter ended March 31, 2006, 3.25 to 1 for the quarter ended June 30, 2006, 3.00 to 1 for the quarter ended September 30, 2006, and 2.50 to 1 for the quarter ended December 31, 2006 and thereafter.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 10.	Net (Loss) Income Per Share of Common Stock
      Basic net (loss) income per share of common stock is calculated by dividing reported net (loss) income by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. The calculation of diluted net (loss) income per share takes into account the effect of dilutive potential common stock, such as stock options, and contingently returnable shares, such as restricted stock.

	First Quarter

	2005	2004

		(Restated)
	(in millions, except
	per share amounts)
Numerator:
Net (loss) income	$(163)	$21

Denominator:
Average common stock outstanding	128.7	129.9
Less: Average restricted stock outstanding	(3.1)	(4.6)

Basic shares	125.6	125.3
Net dilutive effect of restricted stock and stock options	—	3.2

Diluted shares	125.6	128.5

Net (loss) income per share:
Basic	$(1.30)	$0.17
Diluted	$(1.30)	$0.16
      For the first quarter of 2005, potential common stock of about 2,061,000 shares are excluded from the calculation of diluted (loss) per share because the effect of including them would have been antidilutive due to the losses incurred during the period. In addition, options to purchase about 8,686,000 shares of common stock at exercise prices ranging from about $7.50 per share to $22 per share, and which expire at various dates between 2009 and 2012, were outstanding during the first quarter of 2005 but were not included in the computation of diluted (loss) per share because the options’ exercise price was greater than the average market price of the common shares.

NOTE 11.	Product Warranty
      A reconciliation of changes in the product warranty liability is summarized as follows:

	First Quarter

	2005	2004

	(in millions)
Beginning balance	$41	$22
Accruals for products shipped	12	7
Accruals for pre-existing warranties (including changes in estimates)	27	9
Settlements	(8)	(8)

Ending balance	$72	$30

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 12.	Inventories
      Financial statement amounts for 2004 have been restated to reflect Visteon’s change in the method of determining the cost of production inventory for U.S. locations from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method during the fourth quarter of 2004. This change had no significant impact on Visteon’s results of operations for the first quarter of 2004. Inventories are summarized as follows:

	March 31,	December 31,
	2005	2004

	(in millions)
Raw materials, work-in-process and supplies	$649	$621
Finished products	290	268

Total inventories	$939	$889

      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Visteon has not determined the effect the adoption of SFAS 151 will have on either its results of operations or financial position.

NOTE 13.	Comprehensive Loss
      Comprehensive loss is summarized as follows:

	First Quarter

	2005	2004

		(Restated)
	(in millions)
Net (loss) income	$(163)	$21
Change in foreign currency translation adjustments	(48)	(28)
Other	2	2

Total comprehensive loss	$(209)	$(5)

      Accumulated other comprehensive (loss) income is comprised of the following:

	March 31,	December 31,
	2005	2004

	(in millions)
Foreign currency translation adjustments, net of tax	$151	$199
Realized and unrealized gains on derivatives, net of tax	18	16
Minimum pension liability, net of tax	(210)	(210)

Total accumulated other comprehensive (loss) income	$(41)	$5

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 14.	Segment Information
      Visteon’s reportable operating segments are Automotive Operations and Glass Operations. Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
First Quarter
2005:
Sales	$4,849	$138	$4,987
(Loss) before taxes and minority interests	(123)	(10)	(133)
Net (loss)	(153)	(10)	(163)
Special charges:
Before taxes	(7)	—	(7)
After taxes	(7)	—	(7)
Total assets, end of period	10,010	276	10,286

2004 (Restated):
Sales	$4,833	$139	$4,972
Income before taxes and minority interests	35	9	44
Net income	15	6	21
Special charges:
Before taxes	(14)	—	(14)
After taxes	(10)	—	(10)
Total assets, end of period	11,404	309	11,713

NOTE 15.	Litigation and Claims
Securities and Related Matters
      In February 2005, a shareholder lawsuit was filed in the U.S. District Court for the Eastern District of Michigan against Visteon and certain current and former officers of Visteon. In July 2005, the Public Employees’ Retirement System of Mississippi was appointed as lead plaintiff in this matter. In September 2005, the lead plaintiff filed an amended complaint, which alleges, among other things, that Visteon and its independent registered public accounting firm, PricewaterhouseCoopers LLP, made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The named plaintiff seeks to represent a class consisting of purchasers of Visteon’s securities during the period between June 28, 2000 and January 31, 2005. Class action status has not yet been certified in this litigation.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 15.	Litigation and Claims — (Continued)
      In March 2005, a number of current and former directors and officers were named as defendants in two shareholder derivative suits pending in the State of Michigan Circuit Court for the County of Wayne. As is customary in derivative suits, Visteon has been named as a defendant in these actions. As a nominal defendant, Visteon is not liable for any damages in these suits nor is any specific relief sought against Visteon. The complaints allege that, among other things, the individual defendants breached their fiduciary duties of good faith and loyalty and aided and abetted such breaches during the period between January 23, 2004 and January 31, 2005 in connection with Visteon’s conduct concerning, among other things, the matters alleged in the securities class action discussed immediately above.
      In March and April 2005, Visteon and a number of current and former employees, officers and directors were named as defendants in three class action lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) in the U.S. District Court for the Eastern District of Michigan. In September 2005, the plaintiffs filed an amended and consolidated complaint, which generally alleges that the defendants breached their fiduciary duties under ERISA during the class period by, among other things, continuing to offer Visteon stock as an investment alternative under the Visteon Investment Plan (and the Visteon Savings Plan for Hourly Employees, together the “Plans”), failing to disclose complete and accurate information regarding the prudence of investing in Visteon stock, failing to monitor the actions of certain of the defendants, and failing to avoid conflicts of interest or promptly resolve them. These ERISA claims are predicated upon factual allegations similar to those raised in the derivative and securities class actions described immediately above. The consolidated complaint was brought on behalf of a named plaintiff and a putative class consisting of all participants or beneficiaries of the Plans whose accounts included Visteon stock at any time from July 20, 2001 through May 25, 2005. Class action status has not yet been certified in this litigation.
      Visteon and its current and former directors and officers intend to contest the foregoing lawsuits vigorously. However, at this time Visteon is not able to predict with certainty the final outcome of each of the foregoing lawsuits or its potential exposure with respect to each such lawsuit. In the event of an unfavorable resolution of any of these matters, Visteon’s earnings and cash flows in one or more periods could be materially affected to the extent any such loss is not covered by insurance or applicable reserves.
Other Matters
      Various other legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against Visteon, including those arising out of alleged defects in Visteon’s products; governmental regulations relating to safety; employment-related matters; customer, supplier and other contractual relationships; intellectual property rights; product warranties; product recalls; and environmental matters. Some of the foregoing matters may involve compensatory, punitive or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief which, if granted, would require very large expenditures.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 15.	Litigation and Claims — (Continued)
      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by Visteon for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to Visteon and could require Visteon to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at March 31, 2005 and that are in excess of established reserves. Visteon does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on our financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 16.	Subsequent Events
      Several events have occurred subsequent to March 31, 2005 that, although they do not impact the reported balances or results of operations as of that date, are material to Visteon’s ongoing operations. Those items include: the completion of certain agreements and transactions with Ford in September and October of 2005 as described more fully in Note 3, “Arrangements with Ford and its Affiliates”; changes to U.S. salaried postretirement health care and life insurance plans implemented in June 2005, as described more fully in Note 7, “Employee Retirement Benefits”; entry into new and revised secured credit agreements in June 2005 and notes maturity in August 2005, as described more fully in Note 9, “Debt”; and shareholder, ERISA and derivative lawsuits initiated in early 2005 as described more fully in Note 15, “Litigation and Claims”.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Visteon Corporation
      We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its subsidiaries as of March 31, 2005, and the related consolidated statement of operations for each of the three-month periods ended March 31, 2005 and March 31, 2004 and the consolidated statement of cash flows for the three-month periods ended March 31, 2005 and March 31, 2004. These interim financial statements are the responsibility of the Company’s management.
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
      We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, of stockholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated March 16, 2005, except for the restatement described in Note 2 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is November 22, 2005, we expressed (i) an unqualified opinion (with an explanatory paragraph relating to the change, during 2004 of the Company’s method of determining the cost of certain inventories from the last-in, first-out method to the first-in, first-out method) on those consolidated financial statements, (ii) an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and (iii) an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
      As discussed in Note 2 to the consolidated financial statements, the Company restated its December 31, 2004 and March 31, 2004 financial statements.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
November 22, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, including normal recurring adjustments, necessary for a fair statement of such information. Reference should be made to the consolidated financial statements and accompanying notes included in Visteon’s 2004 Form 10-K/A.
Restatement
      Visteon has restated its previously issued consolidated financial statements for 2004 for accounting corrections related to freight, raw material costs, other supplier costs and income tax matters.
      As a result of the restatement, previously reported net income increased by $1 million (less than $0.005 per share) for the quarter ended March 31, 2004. Further information on the nature and impact of these accounting corrections is provided in Note 2, “Restatement of Financial Statements,” to our consolidated financial statements included elsewhere in this Form 10-Q.
Overview
      Sales for the first quarter of 2005 were relatively flat compared to the first quarter of 2004, as an increase in non-Ford sales largely offset a decrease in Ford sales. Consistent with our strategy to increase our customer and geographic diversification, non-Ford sales reached $1.7 billion for the first quarter of 2005, up 30 percent over the same period in 2004, and represented 35 percent of total sales. A majority of these non-Ford sales were outside of North America. Visteon expects the growth rate for our non-Ford sales to moderate over the remainder of the year. In addition, our Ford sales are expected to be below comparable periods last year.
      Despite flat overall sales and increased non-Ford sales, our net loss for the first quarter of 2005 was $163 million, compared to net income of $21 million in the same period in 2004. Operating results were impacted by the incremental costs of supporting new non-Ford business and the underutilization of facilities supporting the Ford North American business, combined with pressure on margins due to price reductions, raw material cost increases in certain commodity groups, adverse product mix and higher postretirement benefits costs.
      During the first quarter of 2005, Visteon entered into several interim agreements with Ford that accelerated payment terms from Ford, reduced our UAW labor costs, and reduced the level of funding otherwise needed for planned capital expenditures. The net benefit of these agreements on our results of operations for the first quarter of 2005 was approximately $26 million.
      In the face of a challenging quarter, we improved our cash flows from operations by $75 million over the comparable period last year, and our cash balance grew by $57 million since year-end 2004. This reflects the funding agreement with Ford entered into in March 2005 under which we received an acceleration of approximately $120 million in cash payments in the first quarter of 2005. The reduction to our capital expenditures for the quarter compared to the same period last year reflects the substantial completion of our facilities consolidation effort in southeastern Michigan at the end of 2004 and our continual product strategy focus.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Intensifying customer price pressures, together with expected continuing declines in Ford’s North American production volumes and raw material cost increases in certain commodity groups, highlight the need to make strategic and structural changes in the U.S. in order to achieve a long-term sustainable and competitive business. On October 1, 2005, Visteon completed the transfer of twenty-three of its North American facilities, including all of its UAW master agreement plants, to a Ford-controlled entity. As part of the transactions, Ford also agreed to reimburse up to $550 million of Visteon’s future restructuring actions and eliminated a significant portion of Visteon’s liability for certain postretirement health care and life insurance benefit obligations. These actions address some of the strategic or structural challenges facing our business, but additional restructuring actions are likely if Visteon is to achieve sustainable success in an increasingly competitive environment.
Restructuring and Special Charges
      The table below presents special charges related to restructuring initiatives and other actions during the first quarters of 2005 and 2004:

	Automotive	Total
	Operations	Visteon

	(in millions)
First Quarter 2005
Special Charges:
U.S. Salaried voluntary separation related	$(7)	$(7)

Total special charges, before taxes	$(7)	$(7)

Special charges above, after taxes	$(7)	$(7)

First Quarter 2004
Special Charges:
European Plan for Growth	$(9)	$(9)
Plant closure related	(5)	(5)

Total special charges, before taxes	$(14)	$(14)

Special charges above, after taxes	$(10)	$(10)

      During the first quarter of 2005, Visteon recorded pre-tax special charges of $7 million in costs of sales related to a continuation of an incentive program offered during the fourth quarter of 2004 to eligible U.S. salaried employees to voluntarily separate employment. Terms of the program required the effective termination date to be no later than March 31, 2005, unless otherwise mutually agreed. Through March 31, 2005, 409 employees have voluntarily elected to separate employment under this program, comprised of 374 employees during the fourth quarter of 2004 and 35 employees during the first quarter of 2005. Of this group of employees, 388 employees have terminated employment as of March 31, 2005, with the remainder expected to terminate employment at various times throughout the year. This U.S. salaried voluntary separation incentive program is expected to have a payback of slightly more than one year. In the second quarter of 2005 a pre-tax, non-cash impairment of $256 million was recorded.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      During the first quarter of 2004, Visteon recorded pre-tax charges of $14 million in costs of sales which includes $9 million for the separation of about 50 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002, and $5 million related to the involuntary separation of about 200 employees as a result of the planned closure of our La Verpilliere, France manufacturing facility. The closure of the La Verpilliere facility and the related involuntary employee separations were substantially completed during 2004.
      Cash payments related to special charges were $32 million and $60 million during the first quarters of 2005 and 2004, respectively. The amounts include payments to Ford of about $14 million and $33 million, respectively, of previously accrued amounts related to an agreement entered into in 2003 to reimburse Ford for the actual net costs of transferring seating production, including costs related to Ford hourly employee voluntary retirement and separation programs that Ford implemented as well as postretirement health care liabilities associated with hourly employee transfers.
      We continue to assess the recoverability of our long-lived assets in light of the challenging environment in which we operate and as part of our business planning process. If conditions, including the agreements with Ford which significantly impact the carrying value of certain assets and related liabilities supporting the Ford North American business, indicate that any of these assets are impaired, impairment charges will be required, although we cannot predict the timing or range of amounts, if any, which may result.
Results of Operations
First Quarter 2005 Compared with First Quarter 2004
      Sales for each of our segments for the first quarter of 2005 and 2004 are summarized in the following table:

	First Quarter		2005
			over/(under)
	2005	2004	2004

	(in millions)
Automotive Operations:
Ford and affiliates	$3,195	$3,566	$(371)
Other customers	1,654	1,267	387

Total Automotive Operations	4,849	4,833	16
Glass Operations:
Ford and affiliates	59	71	(12)
Other customers	79	68	11

Total Glass Operations	138	139	(1)

Total	$4,987	$4,972	$15

Memo: Sales to non-Ford customers
Amount	$1,733	$1,335	$398
Percentage of total sales	35%	27%	8	pts

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Sales for Automotive Operations were $4,849 million in 2005 compared with $4,833 million in the same period in 2004, an increase of $16 million. Sales to Ford and affiliates declined mainly due to lower Ford vehicle production ($294 million), price reductions and unfavorable vehicle mix. Sales to other customers increased mainly due to new business. Changes in foreign currency exchange rates increased sales to Ford and affiliates and sales to other customers by $56 million and $89 million, respectively.
      Sales for Glass Operations of $138 million in 2005 were essentially flat as compared to the same period in 2004. Increased non-Ford sales were offset by lower Ford North American production volume and price reductions.
      Costs of Sales includes primarily material, labor, manufacturing overhead and other costs, such as product development costs. Costs of sales for the first quarter of 2005 were $4,847 million compared with $4,655 million in the same period in 2004. Special charges included in this line item were $7 million in 2005 compared to $14 million in the same period in 2004.
      Costs of sales increased as a result of additional costs at facilities supporting new non-Ford business, without corresponding reductions at facilities supporting the Ford North American business, which are underutilized, as well as the impact of foreign currency exchange rate changes ($142 million).
      Costs of sales were reduced by certain net efficiencies totaling $45 million. This net amount includes material cost reductions, labor efficiencies, and the benefit of the Ford funding agreement on our labor costs. Increased raw material costs in certain commodity groups, wages and benefits including OPEB, warranty, depreciation and amortization, and freight were partial offsets.
      Selling, administrative and other expenses for the first quarter of 2005 were $250 million compared with $265 million in the same period in 2004. First quarter of 2005 benefited from lower information technology costs of $24 million. Selling, administrative and other expenses increased by $5 million from the impact of changes in foreign currency exchange rates. In addition, spending controls partially offset increased employee wage and benefit economics and costs associated with negotiations with Ford.
      Net interest expense was $29 million in the first quarter of 2005 compared with $19 million in the same period in 2004. This increase is primarily due to higher average debt balances, lower average cash balances and to a lesser extent increased borrowing rates compared to the same period in 2004.
      Equity in net income of affiliated companies was $6 million in the first quarter of 2005 compared with $11 million in the same period in 2004. The decrease is related primarily to our affiliates in China, which were impacted by lower customer production and price reductions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      (Loss) income before income taxes and minority interests, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table provides (loss) income before income taxes for the first quarter of 2005 and 2004, for each of our segments:

	First Quarter		2005
			over/(under)
	2005	2004	2004

		(restated)
	(in millions)
Automotive Operations	$(123)	$35	$(158)
Glass Operations	(10)	9	(19)

Total	$(133)	$44	$(177)

Memo:
Special charges included above	$(7)	$(14)	$7
      Automotive Operations’ first quarter 2005 loss before income taxes was $123 million compared with a profit of $35 million for the first quarter of 2004. Special charges included in this line item were $7 million in 2005 compared to $14 million in the same period in 2004.
      The decrease primarily reflects the impact of lower Ford vehicle production in North America and Europe and unfavorable vehicle mix ($175 million), and higher net interest expense of $10 million, partially offset by increased, albeit lower margin sales, to non-Ford customers. Reduced prices to our customers were also partially offset by favorable cost performance, which included material cost reductions, labor efficiencies, the impact of the Ford funding agreement, and lower selling and administrative costs. Cost performance also included raw material increases in certain commodity groups, wages and benefits including OPEB, warranty, depreciation and amortization, and freight were partial offsets.
      Loss before income taxes and minority interests for Glass Operations in first quarter of 2005 was $10 million compared with a profit of $9 million for the first quarter of 2004. The decrease is due to lower Ford North American production volume combined with reduced prices to our customers, offset partially by increased non-Ford sales.
      Provision for income taxes was $22 million for the first quarter of 2005, compared with $14 million in the same period in 2004. The first quarter of 2005 tax expense is higher than the comparable prior year period due to the inability to record a tax benefit for pre-tax losses incurred in the U.S. and certain foreign countries, where full valuation allowances against our deferred tax assets have been maintained since the third quarter of 2004. The first quarter of 2005 provision reflects primarily income tax expense related to those countries where Visteon is profitable and whose results continue to be tax-effected, accrued withholding taxes, and certain non-recurring and other discrete tax items. Non-recurring and other discrete tax items recorded in the first quarter of 2005 resulted in a tax benefit of $8 million, consisting primarily of benefits related to a change in the estimated benefit associated with tax losses in Canada and the favorable resolution of tax matters in Mexico, offset by net provisions recorded to increase our income tax reserves for prior year tax exposures. Included in the provision for income taxes for the first quarter of 2004 was a benefit of $4 million related to a reduction in income tax reserves as a result of the conclusion of an income tax audit in Canada.
      Minority interests in net income of subsidiaries were $8 million in the first quarter of 2005 compared with $9 million in the same period in 2004. Minority interest amounts are related primarily to Halla Climate Control Corporation, a Korean company, of which Visteon holds a 70% ownership interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Net (loss) income for the first quarter of 2005 and 2004 is shown in the following table for each of our segments:

	First Quarter		2005
			over/(under)
	2005	2004	2004

		(Restated)
	(in millions)
Automotive Operations	$(153)	$15	$(168)
Glass Operations	(10)	6	(16)

Total	$(163)	$21	$(184)

Memo:
Special charges included above	$(7)	$(10)	$3
      Visteon reported a net loss for the first quarter of 2005 of $163 million compared with net income of $21 million in the same period in 2004. The net loss is due to the increased pre-tax losses described above and increased income tax expense due to the inability to record a tax benefit for pre-tax losses incurred in the U.S. and certain foreign countries where full valuation allowances against deferred tax assets have been maintained since the third quarter of 2004.
Arrangements with Ford and its Affiliates
Funding Agreement
      On March 10, 2005, Visteon and Ford entered into a funding agreement, effective as of March 1, 2005, under which Ford has agreed (a) to accelerate the payment on or prior to March 31, 2005 of not less than $120 million of payables that were not required to be paid to Visteon until after March 31, 2005; (b) to accelerate the payment terms for certain U.S. payables to Visteon arising on or after April 1, 2005 from an average of 33 days after the date of sale to an average of 26 days; (c) to reduce the amount of certain wages by 23.75% that Visteon is currently obligated to reimburse Ford with respect to Visteon-assigned Ford-UAW hourly employees that work at Visteon facilities, beginning with the pay period commencing February 21, 2005; and (d) to release Visteon from its obligation to reimburse Ford for Ford profit sharing payments with respect to Visteon-assigned Ford-UAW hourly employees that accrue in 2005.
      During the first quarter of 2005, costs of sales were reduced by $26 million as a result of the funding agreement’s impact on labor costs for Visteon-assigned Ford-UAW hourly employees. That reduction was comprised of $31 million in reduced charges from Ford and a one-time reduction of $17 million in previously established vacation accruals and was offset by $17 million of asset write-offs and $5 million from reduced inventory valuations. Cash flows provided by operating activities for the first quarter of 2005 were favorably impacted by the reduced wage reimbursements to Ford and by about $120 million from accelerated payments received from Ford under the funding agreement.
      On May 24, 2005, Visteon and Ford entered into an amendment to the funding agreement. This amendment further accelerates the payment terms for certain U.S. payables to Visteon arising on or after June 1, 2005 to (i) an average of 18 days for the period from June 1, 2005 through July 31, 2005; (ii) an average of 22 days for the period from August 1, 2005 through December 31, 2005; and (iii) an average of 26 days for the period from January 1, 2006 until termination of the agreement. This agreement was terminated in connection with the closing of the transactions discussed below.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Master Equipment Bailment Agreement
      Also on March 10, 2005, Ford and Visteon entered into a master equipment bailment agreement, effective as of January 1, 2005, pursuant to which Ford has agreed to pay third-party suppliers for certain machinery, equipment, tooling and fixtures and related assets, which may be acquired during the term of the agreement to be held by Visteon, which are primarily used to produce components for Ford at certain of the Visteon plants in which Visteon-assigned Ford-UAW employees work. The agreement covers (a) certain capital expenditure project commitments made by Visteon before January 1, 2005, where less than one-half of the full amount of the project cost was paid by Visteon as of January 1, 2005; and (b) capital expenditures for equipment where the expenditure has not yet been committed by Visteon and which is subsequently approved by Ford. To the extent approved capital expenditures are related to the modification of existing equipment, title of the modified equipment would transfer to Ford.
      During the first quarter of 2005, Visteon recognized a charge in costs of sales of about $17 million related to capitalized costs of $27 million for projects that were less than one-half complete which will be transferred to a Ford-controlled entity. The loss primarily represents costs incurred and capitalized by Visteon at December 31, 2004 associated with these projects. Cash proceeds of $10 million from these sales were received during the second quarter of 2005.
      On May 24, 2005, Visteon and Ford entered into an amendment of the master equipment bailment agreement, effective as of May 1, 2005, under which Ford agreed to pay third-party suppliers for certain machinery, equipment, tooling, fixtures and related assets that are used to produce certain components for Ford at the remaining Visteon plants in which Visteon-assigned Ford-UAW employees work which were not previously covered under the original March 10, 2005 agreement. This agreement was terminated in connection with the closing of the transactions discussed below.
Sale of North American Facilities
      On May 24, 2005, Visteon and Ford entered into a non-binding Memorandum of Understanding, setting forth a framework for the transfer of twenty-three North American facilities and related assets (the “Business”) to a Ford-controlled entity. In September 2005, Visteon and Ford entered into several definitive agreements and Visteon completed the transfer of the Business to ACH, an indirect, wholly-owned subsidiary of Visteon pursuant to the terms of the agreements described below. On October 1, 2005, Ford acquired from Visteon all of the issued and outstanding shares of common stock of the parent of ACH in exchange for Ford’s payment to Visteon of approximately $311 million (subject to post-closing adjustment) as well as the forgiveness of certain OPEB liabilities and other obligations relating to hourly employees associated with the Business, and the assumption of certain other liabilities with respect to the Business, each in accordance with the agreements described below.
      Following the signing of the MOU and at June 30, 2005, Visteon has classified the manufacturing facilities and associated assets, including machinery, equipment and tooling, expected to be sold as “held for sale”. Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets that are considered “held for sale” to be measured at the lower of their carrying value or fair value less cost to sell and future depreciation of such assets is ceased. During the second quarter of 2005, the Automotive Operations recorded a pre-tax non-cash impairment of $920 million to write-down those assets considered “held for sale” to their aggregate estimated fair value less cost to sell. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      To effectuate the transactions discussed above, Visteon entered the following agreements with Ford, all dated as of September 12, 2005, a Master Agreement (the “Master Agreement”), a Visteon “A” Transaction Agreement (the “Transaction Agreement”), a Visteon “B” Purchase Agreement, (the “Purchase Agreement”), and a Contribution Agreement (the “Contribution Agreement”), with Automotive Components Holdings, Inc. (“Holdings”). In addition, Visteon entered into the following agreements in connection with the closing of the transactions discussed above.

(i)	Warrant and Stockholder Agreement. On October 1, 2005, Visteon issued to Ford a warrant (the “Warrant”) to purchase 25 million shares of Visteon common stock at an exercise price equal to $6.90 per share, and entered into the Stockholder Agreement, dated as of October 1, 2005, with Ford, which provides Ford with certain registration rights with respect to the shares of common stock underlying the Warrant and contains restrictions on the transfer of the Warrant and the underlying shares of common stock.

(ii)	Escrow Agreement. Pursuant to the Escrow Agreement, dated as of October 1, 2005 (the “Escrow Agreement”), among Visteon, Ford and Deutsche Bank Trust Company Americas, as escrow agent, Ford paid $400 million into an escrow account for use by Visteon to restructure its businesses. The Escrow Agreement provides that Visteon will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs (as defined in the Escrow Agreement), and up to one half of the next $300 million of such costs. In addition, any residual amounts in the escrow account after December 31, 2012 would be paid to Visteon, except in the event of a “change of control” of Visteon (as defined in the Escrow Agreement), and in which event residual amounts, if any remain, will be paid to Ford.

(iii)	Reimbursement Agreement. Pursuant to the Reimbursement Agreement, dated as of October 1, 2005 (the “Reimbursement Agreement”), between Visteon and Ford, Ford has agreed to reimburse Visteon for up to $150 million of separation costs associated with those Visteon salaried employees who are assigned to work at ACH, and whose services are no longer required by ACH or a subsequent buyer (the “Employee Restructuring Costs”). The Reimbursement Agreement provides that Ford will reimburse Visteon for the first $50 million of the Employee Restructuring Costs, and up to one half of the next $200 million of such costs. In addition, Ford will pay into the escrow account under the Escrow Agreement any unused funds as of December 31, 2009 (or, if earlier, the date on which there are no longer any Visteon salaried employees leased to ACH).

(iv)	Master Services Agreement. Pursuant to the Master Services Agreement, dated as of September 30, 2005 (the “Master Services Agreement”), between Visteon and ACH, Visteon will provide certain information technology and other transitional services (e.g., human resources and accounting services) to ACH. The services will be provided at a rate approximately equal to Visteon’s cost until such time as the services are no longer required by ACH but not later than December 31, 2008. ACH may elect to continue to obtain services for up to an additional 12 month period at cost plus a 5% mark-up. In the event that a component of the Business is sold to a third party, services will be provided by Visteon for up to 24 months after each such sale, as requested by the buyer, on additional terms. Subject to certain limitations, ACH may terminate the Master Services Agreement prior to the expiration of its term upon 30 days prior written notice to Visteon.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

(v)	Visteon Salaried Employee Lease Agreement. Pursuant to the Visteon Salaried Employee Lease Agreement, effective as of October 1, 2005 (the “Salaried Employee Lease Agreement”), between Visteon and ACH, Visteon will provide ACH with the services of Visteon salaried employees to enable ACH to continue to conduct the Business. Visteon will lease salaried employees and provide agency employees to ACH at a rate approximately equal to Visteon’s cost until December 31, 2009, unless the parties agree to an earlier termination date. The term may be extended at ACH’s option for an additional 12 month period ending December 31, 2010, during which ACH will reimburse Visteon for its costs plus a mark-up of 5% (excluding certain taxes). Upon a sale or transfer of all or a part of the Business, Visteon, ACH and the buyer will mutually agree on terms for transitioning the leased employees to the buyer, and Visteon will provide human resource services to the buyer for up to 24 months pursuant to the Master Services Agreement, or under similar terms and conditions after the termination of that agreement. Leased employees who do not receive offers of comparable employment from the buyer will be eligible for severance benefits, certain costs of which may be reimbursed to Visteon by Ford under the terms of the Reimbursement Agreement (as defined above).

(vi)	Visteon Hourly Employee Lease Agreement. Pursuant to the Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and ACH, Visteon will provide ACH with the services of (a) any new hourly employees hired under the terms of the Master Visteon-UAW Collective Bargaining Agreement and (b) hourly employees covered by the UAW Local #1216-Visteon Corporation Regional Assembly and Manufacturing LLC, Bellevue Plant, Labor Agreement. The services will be provided at a rate approximately equal to Visteon’s cost until the termination of employment of all of the leased employees or earlier agreement of the parties. In the event of a sale or transfer of all or part of the Business to a third party, Visteon and ACH will agree on the disposition of the leased employees, subject to UAW consent, and Visteon will provide human resource services to the buyer under the terms of the Master Services Agreement, described above, for up to 24 months.

(vii)	Salaried Employee Lease Agreement. On October 1, 2005, Visteon and Ford entered into a salaried employee lease agreement that is substantially similar to the Salaried Employee Lease Agreement described above, providing for the lease to Ford of certain salaried employees employed at, or principally supporting, the plants located in Rawsonville and Sterling Heights, Michigan from the date each such plant is transferred by ACH to Ford until January 1, 2006.

(viii)	Hourly Employee Conversion Agreement. Pursuant to the Hourly Employee Conversion Agreement, dated as of October 1, 2005, between Visteon and Ford, the parties have transferred Visteon hourly employees subject to Visteon’s collective bargaining agreement with the UAW to Ford under the terms of the UAW-Ford collective bargaining agreement.

(ix)	Visteon Salaried Employee Transition Agreement. The Visteon Salaried Employee Transition Agreement, dated as of October 1, 2005 (the “Employee Transition Agreement”), between Visteon and Ford, provides that, in the event that ACH transfers its plants located in Rawsonville and/or Sterling Heights, Michigan to Ford, the salaried employees employed at such plants or principally supporting those plants will become Ford salaried employees effective as of January 1, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

(x)	Employee Transition Agreement Amendment. On October 1, 2005, Visteon and Ford entered into an amendment to the Amended and Restated Employee Transition Agreement, dated as of December 19, 2003, pursuant to which Ford released Visteon from its obligations to reimburse Ford for the cost of providing postretirement health and life benefits, and its pre-funding obligations with respect to such benefits associated with certain employees who are eligible or who may become eligible to retire under the Ford General Retirement Plan, and Ford has agreed to reimburse Visteon for one half the cost of certain OPEB and pension expenses associated with leased employees who retire as a result of a sale, closure or exit of an ACH operation.

(xi)	Purchase and Supply Agreements. On September 30, 2005, Visteon entered into two Purchase and Supply Agreements with ACH which set forth the supply obligations, pricing and related matters for certain parts, components and systems that are manufactured by one party and supplied to the other. On October 1, 2005, Visteon entered into a Purchase and Supply Agreement, dated as of October 1, 2005, with Ford which sets forth the supply obligations, pricing and related matters for certain parts, components and systems that are manufactured by Visteon and supplied to Ford.

(xii)	IP and Software Agreements. On September 30, 2005, Visteon entered into the Intellectual Property Contribution Agreement with Visteon Global Technologies, Inc. (“VGTI”), Holdings and ACH, and the Software License and Contribution Agreement with VGTI and Holdings. On October 1, 2005, Visteon entered into an Intellectual Property License Agreement with VGTI and Ford. These agreements allocate certain intellectual property rights among the parties associated with transferring the Business to ACH.
      Pursuant to the agreements described above, Visteon and Ford terminated certain existing commercial agreements, including the funding agreement, dated as of March 10, 2005, as amended, the master equipment bailment agreement, dated as of March 10, 2005, as amended, their Purchase and Supply Agreement, dated as of December 19, 2003, and their 2003 Relationship Agreement, dated as of December 19, 2003, as well as their Amended and Restated Hourly Employee Assignment Agreement, dated as of April 1, 2000, as amended and restated as of December 19, 2003.
Liquidity and Capital Resources
Overview
      Visteon’s cash and liquidity needs are impacted by the level, variability, and timing of our customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. Our intra-year needs are impacted also by seasonal effects in the industry, such as the shutdown of operations for about two weeks in July, the subsequent ramp-up of new model production and the additional one-week shutdown in December by our primary North American customers. These seasonal effects normally require use of liquidity resources during the first and third quarters. Further, as our operating profitability has become more concentrated with our foreign subsidiaries and joint ventures, our cash balance located outside the U.S. has increased. Approximately one-third of Visteon’s cash at March 31, 2005 was held in the U.S. Visteon’s ability to move cash among its operating locations is subject to the operating needs of each location as well as restrictions imposed by local laws.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Visteon’s balance sheet reflects cash of $809 million and total debt of $2,035 million at March 31, 2005, compared with cash of $752 million and total debt of $2,021 million at December 31, 2004. The Ford interim agreements entered into in the first quarter aided our liquidity position through the first quarter of 2005, and continued to do so through modified payment terms, reduction in labor reimbursement costs and Ford funding of capital expenditures at certain U.S. facilities through the third quarter. Our overall level of capital expenditures was reduced compared to the same period last year, and the dividend was suspended in February 2005, further conserving cash resources. Finally, as discussed further in Note 3, in the fourth quarter we completed a series of transactions with Ford that transfer all of our UAW master agreement plants to a Ford-controlled entity and provide access to additional restructuring funds.
      Visteon also took several actions to address its immediate liquidity access needs. During the second quarter in 2005, Visteon obtained a $300 million short-term credit facility and amended and restated its existing five-year credit facilities, as further described below. Visteon also renewed through March 2006 its U.S. non-Ford accounts receivable securitization facility, and, despite reductions in Visteon’s credit rating, maintained access to the full amount of undivided interests that VRL can sell to the conduit until December 15, 2005. In addition, Visteon increased the sale of non-Ford receivables in Europe and initiated a program in Asia in the first quarter of 2005, and expects to continue to utilize such receivables securitization facilities.
      We believe that cash flow from operations, combined with access to external liquidity sources, will be sufficient to fund capital spending, debt maturities and other cash obligations in 2005. However, liquidity from internal or external sources to meet these obligations is dependent on a number of factors, including availability of cash balances, credit ratings, industry economic factors, and the availability of the capital markets. In addition, because Visteon was not timely in making its SEC filings in 2005, we are ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for 12 months prior to the filing of a registration statement for those securities. Accordingly, we are unable to use our presently effective shelf registration statement to sell securities in the public market without first obtaining a waiver from the SEC. Visteon can provide no assurance that, if needed, additional liquidity will be available at the times or in the amounts needed, or on terms and conditions acceptable to Visteon. At March 31, 2005, Visteon was in compliance with the covenants contained in its credit agreements, although there can be no assurance that Visteon will remain in compliance with such covenants in the future. If we were to violate a financial covenant and not obtain a waiver, the credit agreements could be terminated and amounts outstanding would be accelerated. We can provide no assurance that, in such event, that we would have access to sufficient liquidity resources to repay such amounts.
Long-Term Debt
      Visteon had $1,513 million of outstanding long-term debt at March 31, 2005. This debt includes $703 million of notes bearing interest at 8.25% due August 1, 2010, $442 million of notes bearing interest at 7.00% due March 10, 2014, $234 million of the five-year term loan related to our facilities consolidation in Southeastern Michigan due June 25, 2007, and $134 million of various other, primarily non-U.S. affiliate long-term debt instruments with various maturities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      On August 1, 2005, Visteon borrowed $450 million under the five-year revolving loan credit portion of the Credit Agreements to fund the remaining $250 million of 7.95% notes that were due on August 1, 2005, and for general working capital requirements. A portion of this borrowing was repaid upon receipt of a $250 million loan from Ford on September 19, 2005. The Ford loan was repaid on September 30, 2005, at which time Visteon received a $311 million deposit as consideration for inventory of the transferred business, net of other amounts.
Financing Arrangements
      We and our consolidated subsidiaries have credit line arrangements with various banks throughout the world. As of March 31, 2005, Visteon had $314 million of borrowings outstanding, and about $100 million of obligations under standby letters of credit, under our primary bank credit agreements described below. In addition, as of March 31, 2005, approximately $324 million was outstanding, primarily payable in non-U.S. currencies, under committed facilities available to our consolidated subsidiaries.
      During the first quarter of 2005, our primary bank credit agreements were (i) the 364-Day Credit Agreement, dated as of June 18, 2004 (the “364-Day Credit Agreement”), (ii) the Five-Year Term Loan Credit Agreement, dated as of June 25, 2002 (the “Term Loan Credit Agreement”), and (iii) the Five-Year Revolving Loan Credit Agreement, dated as of June 20, 2002 (the “Five-Year Credit Agreement”). These bank credit agreements contained various affirmative and negative covenants, including limited cross default provisions, a negative financial covenant, a limitation on sale and leaseback transactions, as well as other customary provisions. Pursuant to the negative financial covenant, Visteon may not exceed a leverage ratio of consolidated total debt to consolidated EBITDA, each as defined in the agreement, for the trailing four quarters of 3.5 to 1 for March 31, 2005. At March 31, 2005, Visteon was in compliance with this and all other covenants.
      In May 2005, Visteon entered into amendments and waivers to each of these credit agreements to extend the deadline for Visteon to deliver its first quarter 2005 financial statements until July 29, 2005, which was subsequently amended as discussed below, and change the Eurocurrency margin to 250 bps for the 364-Day Credit Agreement and Five-Year Credit Agreement and to 275 bps for the Term Loan Credit Agreement. On June 19, 2005, the 364-Day Credit Agreement expired.
      On June 24, 2005, Visteon entered into a $300 million short-term secured revolving credit agreement (the “Short-Term Credit Agreement”) with a syndicate of financial institutions, and entered into amendments and restatements (the “Amendments”, and together with the Short-Term Credit Agreement, the “Credit Agreements”) to the Five-Year Credit Agreement and the Term Loan Credit Agreement to conform certain provisions of such agreements to provisions of the Short-Term Credit Agreement. The Short-Term Credit Agreement will expire on December 15, 2005. Further, the Credit Agreements provided that Visteon had until December 10, 2005 to provide quarterly financial statements for each of the periods ended March 31, 2005, June 30, 2005, and September 30, 2005 which Visteon fulfilled by filing these financial statements in November 2005. In light of the upcoming expiration of the Short-Term Credit Agreement in December 2005, Visteon is exploring its financing alternatives.
      Borrowings under the Credit Agreements bear interest at variable rates equal to, at our election, (i) 3.50% plus the higher of (a) the prime rate or (b) the federal funds rate plus 50 bps, or (ii) a Eurocurrency rate plus 4.50%. We elect the basis of the interest rate at the time of each borrowing. Visteon also pays a commitment fee of 50 bps in arrears on the average undrawn amount of the facility each quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      The Credit Agreements contain, among other things, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this type. Such covenants include the requirement to use the proceeds of certain subsidiary or asset sales, additional indebtedness and sale-leaseback transactions to reduce unused commitments and prepay or cash collateralize extensions of credit, certain restrictions on the incurrence of indebtedness, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other repayments in respect of capital stock, voluntary prepayments of other indebtedness, capital expenditures, transactions with affiliates, sale-leaseback transactions, changes in fiscal year, hedging arrangements, negative pledge clauses, subsidiary distributions and the activities of a certain holding company subsidiary, subject to certain exceptions. The Credit Agreements also contain financial covenants based on consolidated leverage ratios, which are tested at each quarter-end using the ratio of (a) Consolidated Total Debt to (b) Consolidated EBITDA, excluding, most notably, permitted non-recurring expenses or losses and income or gains (each as defined in the Short-Term Credit Agreement). The above mentioned ratio cannot exceed 3.75 to 1 for the quarter ended June 30, 2005, 5.00 to 1 for the quarter ended September 30, 2005, 4.20 to 1 for the quarter ended December 31, 2005, 3.50 to 1 for the quarter ended March 31, 2006, 3.25 to 1 for the quarter ended June 30, 2006, 3.00 to 1 for the quarter ended September 30, 2006, and 2.50 to 1 for the quarter ended December 31, 2006 and thereafter.
      Subject to limited exceptions, each of Visteon’s direct and indirect, existing and future, domestic subsidiaries acts as guarantor for the Credit Agreements. Subject to the satisfaction of certain conditions, certain foreign subsidiaries of Visteon may be designated by Visteon as borrowers for which Visteon will act as guarantor. The Credit Agreements are secured by a first-priority lien on substantially all material tangible and intangible assets of Visteon and most of its domestic subsidiaries, including, without limitation, intellectual property, material owned real and personal property, all intercompany debt, all of the capital stock of nearly all direct and indirect domestic subsidiaries, as well as 65% of the stock of many first tier foreign subsidiaries. The terms of the Credit Agreements specifically limit the obligations to be secured by a security interest in certain U.S. manufacturing properties and U.S. manufacturing subsidiaries in order to ensure that at the time of any borrowing under the Credit Agreements, that the amount of the applicable borrowing which is secured by such assets (together with other borrowings which are secured by such assets and obligations in respect of certain sale-leaseback transactions) do not exceed 15% of Consolidated Net Tangible Assets (as defined in the indenture applicable to Visteon’s outstanding bonds and debentures).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Receivables Securitization Facilities and Other Credit Sources
      In March 2004, Visteon established a revolving accounts receivable securitization facility (the “facility”) in the U.S. The facility allows for the sale of a portion of non-Ford U.S. trade receivables to a wholly-owned consolidated special purpose entity, Visteon Receivables LLC (“VRL”), which may then sell an undivided interest in the receivables to an asset-backed multi-seller conduit which is unrelated to Visteon or VRL. At March 31, 2005, VRL had sold a $65 million undivided interest in a pool of about $285 million of net receivables. At March 31, 2005 the maximum amount of undivided interests that VRL could sell to the conduit was approximately $82 million. Visteon expects the maximum amount of undivided interest that VRL could sell to the conduit during the fourth quarter to be reduced due to the transactions with Ford on October 1, 2005. The facility has been extended to March 29, 2006 and is extendable annually through March 2008 through mutual agreement of both parties. The April 2005 reductions in Visteon’s credit ratings would have effectively reduced the maximum amount of undivided interest that VRL could sell to the conduit to zero; however, Visteon has obtained a waiver to this credit rating reduction effective through December 15, 2005. In addition, Visteon increased the capacity and sale of non-Ford receivables in Europe. The European programs now provide for up to euro 80 million in receivable sales. As of March 31, 2005, Visteon had sold euro 70 million ($90 million). We also initiated a smaller program in Asia in the first quarter of 2005 of which Japanese yen 566 million ($5 million) were sold as of March 31, 2005.
      Prior to April 2005, Visteon had maintained a trade payables program through General Electric Capital Corporation (“GECC”) that provided financial flexibility to Visteon and its suppliers. When a supplier participated in the program, GECC paid the supplier the amount due from Visteon in advance of the original due date. In exchange for the earlier payment, our suppliers accepted a discounted payment. Visteon paid GECC the full amount. Approximately $22 million and $69 million were outstanding to GECC under this program at March 31, 2005 and December 31, 2004, respectively. Amounts outstanding under this program are supported by a stand-by letter of credit and are reported in debt payable within one year in the Consolidated Balance Sheet. Visteon terminated the program in April 2005.
Credit Ratings
      On April 20, 2005, Standard & Poor’s (“S&P”) downgraded Visteon from BB+ to B+; on April 21, 2005, Fitch downgraded Visteon from BB to B; and on April 22, 2005 Moody’s downgraded Visteon from Ba2 to B1.
      On May 25, 2005, S&P announced that Visteon’s B- corporate rating remained on Credit Watch, but changed the implications from developing to positive subsequent to the signing of the MOU with Ford. On May 26, 2005, Moody’s confirmed Visteon’s B3 corporate rating and SGL-4 rating and raised Visteon’s outlook from negative to developing. On May 25, 2005, Fitch placed Visteon’s B corporate rating on Positive Watch. On June 29, 2005, Moody’s raised Visteon’s corporate rating to B2 and Visteon’s SGL rating to 3, while affirming Visteon’s senior unsecured rating of B3 and raising Visteon’s outlook to stable.
      On August 9, 2005, Fitch raised Visteon’s senior debt to BB with a positive outlook. On October 3, 2005, S&P raised Visteon’s corporate rating to B+ and placed Visteon on negative outlook after the closing of the Ford transactions. S&P also introduced a new short-term liquidity rating on Visteon of B-2, which is considered adequate liquidity.
      Visteon’s access to liquidity has become significantly less reliable and more costly as a result of rating agency actions, and any further downgrade in Visteon’s credit ratings could further reduce its access to capital, increase the costs of future borrowings, and increase the possibility of more restrictive terms and conditions contained in any new or replacement financing arrangements or commercial agreements or payment terms with suppliers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Cash Requirements
      Cash required to meet capital expenditure needs in the first quarter of 2005 was $127 million. Capital expenditures in 2005 are expected to continue to be lower than historic levels due to the agreement with Ford in March 2005, as described above, and the substantial completion of the facilities consolidation in Southeastern Michigan during 2004. In addition, the Credit Agreements contain limits on annual capital expenditures. In 2005, Visteon cannot exceed $400 million in capital expenditures from June 24, 2005 through December 31, 2005.
      As part of the transaction to sell certain North American facilities to Ford, on October 3, 2005 Ford paid $400 million into an escrow account for use by Visteon to restructure its businesses (as described above). The Escrow Agreement provides that Visteon will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs, and up to one half of the next $300 million of such additional costs. Ford has also agreed to reimburse Visteon for up to $150 million of separation costs associated with those Visteon salaried employees who are assigned to work at ACH and whose services are no longer required by ACH or a subsequent buyer. The Reimbursement Agreement provides that Ford will reimburse Visteon for the first $50 million of reimbursable restructuring costs, and up to one half of the next $200 million of such additional costs. Also, as part of the Purchase and Supply Agreement, payment terms for components received at Ford U.S. facilities will be an average of 22 days through 2006, an average of 26 days for 2007, an average of 34.5 days for 2008, and Ford standard payment terms thereafter.
Cash Flows

Operating Activities
      Cash provided by operating activities during the first quarter of 2005 totaled $178 million, compared with cash provided by operating activities of $103 million for the same period in 2004. The improvement is largely attributable to improved trade working capital flows due in part to reduced days sales outstanding on our non-Ford business, the March 2005 funding agreement with Ford (under which Ford made a one-time accelerated payment of about $120 million for receivables that were not required to be paid to Visteon until after March 31, 2005) and the increased utilization of receivables-based programs, offset partially by operating losses.

Investing Activities
      Cash used in investing activities was $117 million during the first quarter of 2005, compared with $193 million for the first quarter of 2004. Visteon’s capital expenditures in the first quarter of 2005 totaled $127 million, compared with $196 million for the same period in 2004, reflecting primarily the substantial completion of facilities consolidation in 2004 and the March 2005 master equipment bailment agreement with Ford. During the first quarter of 2005, proceeds from asset disposals were $19 million and a $9 million investment was made in a new joint venture located in China.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Financing Activities
      Cash provided by financing activities totaled $3 million in the first quarter of 2005, compared with $328 million in the same period in 2004. The cash proceeds in 2004 reflect primarily the March 2004 issuance of debt securities offset partially by funds used to repay maturing short-term commercial paper obligations, dividend payments and purchases of treasury stock. In February 2005, the Visteon Board of Directors elected to suspend the payment of its usual quarterly dividend of $0.06 per share of common stock. Cash paid for dividends was $8 million in the first quarter of 2004.
Other Financial Information
      PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed a limited review of the financial data presented on page 1 through 24 inclusive. The review was performed in accordance with standards for such reviews established by the Public Company Accounting Oversight Board (United States). The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm’s liability under Section 11 does not extend to it.
Cautionary Statement regarding Forward-Looking Information
      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. Visteon’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements, including, but not limited to, the following:

•	Visteon’s ability to satisfy its future capital and liquidity requirements; Visteon’s ability to access the credit and capital markets at the times and in the amounts needed and on terms acceptable to Visteon, which is influenced by Visteon’s credit ratings (which have declined in the past and could decline further in the future); Visteon’s ability to comply with financial covenants applicable to it; and the continuation of acceptable supplier payment terms.

•	Visteon’s ability to satisfy its pension and other post-employment benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost effective basis.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers, particularly its largest customer, Ford.

•	Changes in vehicle production volume of our customers in the markets where we operate, and in particular changes in Ford’s North American and European vehicle production volumes and platform mix.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	Visteon’s ability to profitably win new business from customers other than Ford and to maintain current business with, and win future business from, Ford, and Visteon’s ability to realize expected sales and profits from new business.

•	Increases in commodity costs or disruptions in the supply of commodities, including steel, resins, aluminum, copper, fuel and natural gas.

•	Visteon’s ability to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, improve its operating performance; to achieve the benefits of its restructuring actions; and to recover engineering and tooling costs.

•	Visteon’s ability to compete favorably with automotive parts suppliers with lower cost structures and greater ability to rationalize operations; and to exit non-performing businesses on satisfactory terms, particularly due to limited flexibility under existing labor agreements.

•	Visteon’s ability to streamline and focus its product portfolio; and to sustain technological competitiveness.

•	Restrictions in labor contracts with unions that restrict Visteon’s ability to close plants, divest unprofitable, noncompetitive businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.

•	The costs and timing of facility closures or dispositions, business or product realignments, or similar restructuring actions, including potential impairment or other charges related to the implementation of these actions or other adverse industry conditions and contingent liabilities.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Legal and administrative proceedings, investigations and claims, including shareholder class actions, SEC inquiries, product liability, warranty, environmental and safety claims, and any recalls of products manufactured or sold by Visteon.

•	Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system, or fuel prices and supply.

•	The cyclical and seasonal nature of the automotive industry.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.

•	Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.

•	Visteon’s ability to provide various employee and transition services to Automotive Components Holdings, LLC in accordance with the terms of existing agreements between the parties, as well as Visteon’s ability to recover the costs of such services.

•	Visteon’s ability to quickly and adequately remediate material weaknesses and other control deficiencies in its internal control over financial reporting.

•	Other factors, risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.
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
New Accounting Standards and Accounting Changes
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123(R)”), “Share-Based Payments.” This revised statement requires the fair-value based method to be used and eliminates the alternative use of the intrinsic value method. SFAS 123(R) is required to be adopted as of the beginning of the first annual period that begins after June 15, 2005. Visteon does not expect the requirements of SFAS 123(R) to have a material effect on Visteon’s results of operations as, starting January 1, 2003, Visteon began expensing the fair value of stock-based awards, including stock options, granted to employees pursuant to the original provisions of SFAS 123.
      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Visteon has not determined the effect the adoption of SFAS 151 will have on either its results of operations or financial position.

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
      Visteon’s primary foreign exchange exposure includes the Korean won, Mexican peso, euro, Canadian dollar and Czech koruna. Because of the mix between our costs and our sales in various regions, operating results are exposed generally to weakening of the euro and to strengthening of the Korean won, Mexican peso, Canadian dollar and Czech koruna. For transactions in these currencies, Visteon utilizes a strategy of partial coverage. As of March 31, 2005, our coverage for projected transactions in these currencies was about 44% for 2005.
      As of March 31, 2005 and December 31, 2004, the net fair value of financial instruments with exposure to currency risk was an asset of $17 million and $18 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $92 million and $72 million as of March 31, 2005 and December 31, 2004, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because all exchange rates typically do not move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of our financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
Interest Rate Risk
      Visteon uses interest rate swaps to manage interest rate risk. These swaps effectively convert a portion of Visteon’s fixed rate debt into variable rate debt. During the first quarter of 2005, Visteon terminated interest rate swaps with a notional amount of $200 million related to the 8.25% notes due August 1, 2010, which reduced the notional amount of interest rate swaps to $350 million at March 31, 2005 and increased the amount of Visteon’s borrowings that are effectively on a fixed rate basis from 45% to 55%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

      As of March 31, 2005 and December 31, 2004, the net fair value of interest rate swaps was a liability of $15 million and an asset of $2 million, respectively. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $11 million and $16 million as of March 31, 2005 and December 31, 2004, respectively. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $5 million and $6 million as of March 31, 2005 and December 31, 2004, respectively. This analysis may overstate the adverse impact on net interest expense because of the short-term nature of our interest bearing investments.
Commodity Risk
      Visteon’s exposure to market risks from changes in the price of steel products, plastic resins, and diesel fuel are not hedged due to a lack of acceptable hedging instruments in the market. Visteon’s exposures to price changes in these commodities, and non-ferrous metals are attempted to be addressed through negotiations with our suppliers and customers, although there can be no assurance that Visteon will not have to absorb any or all price increases and/or surcharges. When and if acceptable hedging instruments are available in the market, management will determine at that time, depending upon Visteon’s exposure level if financial hedging is appropriate, the effectiveness of the financial hedge and other factors.
      Visteon’s exposure to non-ferrous metals is primarily related to the aluminum and copper content of some products. In the case of copper, Visteon reduces its short-term exposure to changes in prices through the use of financial derivatives. As of March 31, 2005 and December 31, 2004 the net fair value of copper derivatives was an asset of $3 million and $4 million, respectively, and the potential loss in fair value from a 10% adverse change in quoted prices would remain unchanged from $1 million at December 31, 2004.
      Natural gas is a commodity Visteon uses in its manufacturing processing, related primarily to glass production, as well as for heating our facilities. Uncertainty in both supply and demand for this commodity has led to price instability over the last three years. As of March 31, 2005, Visteon has locked in pricing on about 80% of its projected usage for 2005, through financial derivatives. As of March 31, 2005 and December 31, 2004 the net fair value of natural gas derivatives was an asset of $14 million and $5 million, respectively. At March 31, 2005 the potential loss in fair value of these derivative contracts from a 10% adverse change in quoted prices would remain unchanged from $6 million at December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES
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

ITEM 4.	CONTROLS AND PROCEDURES — (Continued)

      As required by Rule 13a-15 under the Securities Exchange Act, Visteon carried out an evaluation, under the supervision and with the participation of Visteon’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses described below. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
      On May 10, 2005, Visteon announced that its Audit Committee was conducting an independent review of the accounting for certain transactions originating in Visteon’s North American purchasing activity. Based on the results of the review, which were discussed in our Current Report on Form 8-K dated October 21, 2005, we have restated our previously issued consolidated financial statements for 2002, 2003 and 2004, primarily for accounting corrections related to the timing of the recognition of costs and the adequacy of period-end accruals for freight, raw material costs and other supplier costs. Refer to Note 2 to the consolidated financial statements for further information regarding this restatement. In addition, the Audit Committee determined, among other things, that many of the accounting errors were principally the result of improper conduct on the part of two former, non-executive finance employees responsible for these matters.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in the company’s internal control over financial reporting as of December 31, 2004 and through March 31, 2005.

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

The requirement of Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”), to communicate changes in eligibility requirements to employees for postretirement health care benefits prior to reflecting an accounting treatment change was not satisfied. Effective in January 2002, Visteon amended its retiree health care benefits plan for certain of its U.S. employees. Effective in January 2004, a Visteon wholly-owned subsidiary amended its retiree health care benefits plan for its employees. These amendments changed the eligibility requirements for participants in the plan. As a result of these amendments, which were not communicated to affected employees, Visteon changed the expense attribution periods, which eliminated cost accruals for younger employees and increased accrual rates for older participating employees.

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

(3)	Accounting for Freight, Raw Material and Other Supplier Costs and Related Period-End Accruals at our North American Purchasing Function

Visteon did not maintain effective controls over the complete and accurate recording of freight, raw material and other supplier costs and related period-end accruals at our North American purchasing function. Specifically, controls to ensure that accruals for freight, raw materials and other supplier costs were appropriately supported and adequately reviewed: (i) did not operate effectively to ensure that such costs were recorded in the correct period and that period-end accruals were complete and accurate; and (ii) did not prevent or detect the improper conduct by two former, non-executive employees. In addition, the Company did not have effective controls designed and in place over: (i) the information received from its third-party freight administrator to completely and accurately record freight costs and related period-end accruals; (ii) the monitoring of supplier negotiations to ensure that resulting price changes were identified and recorded in a timely manner; and (iii) ongoing supplier contract compliance to ensure that raw material costs and related period-end accruals were complete and accurate. This control deficiency and the related improper conduct resulted in accounting errors which required restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, the 2004 interim consolidated financial statements, and adjustments to the consolidated financial statements for the first quarter 2005. The impact of the correction of these errors was to increase net loss by $40 million, $22 million, and $11 million for the years ended December 31, 2004, 2003 and 2002, respectively, and to decrease net loss by $58 million for the quarter ended March 31, 2005. Additionally, this control deficiency could result in a misstatement of freight, raw material and other supplier costs and related period-end accruals that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.
(b) Plan for Remediation
      Management has formulated remediation plans and has initiated, and in certain cases, implemented actions designed to address each of the material weaknesses in internal control over financial reporting described above.

ITEM 4.	CONTROLS AND PROCEDURES — (Continued)

(1)	Accounting for Employee Postretirement Health Care Benefits

In the second and third quarters of 2005, Visteon implemented additional controls to ensure that all necessary actions required to effect changes in the accounting for Visteon’s employee postretirement health care benefits have been completed prior to recognizing such changes in the Visteon’s financial records. These controls include formal employee communication procedures and specific identification, assignment and required inter-departmental coordination of employees responsible for the planning and implementation of employee benefit changes and the related accounting and recording of such changes. In the second quarter 2005, Visteon amended its employee postretirement health care plans for certain of its U.S. salaried employees; the controls described above were applied to this amendment.

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
(c) Changes in Internal Control over Financial Reporting
      Other than the items discussed above, there have been no changes in Visteon’s internal control over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, Visteon’s internal control over financial reporting.
      As discussed further above, Visteon transferred twenty-three of its North American facilities and related assets to ACH on September 30, 2005, and, on October 1, 2005, Ford acquired from Visteon all of the issued and outstanding shares of common stock of the parent of ACH. Various process changes and controls are being implemented in the fourth quarter of 2005 to ensure financial transactions between Visteon and ACH are identified and separately reported.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Securities and Related Matters
      In February 2005, a shareholder lawsuit was filed in the U.S. District Court for the Eastern District of Michigan against Visteon and certain current and former officers of Visteon. In July 2005, the Public Employees’ Retirement System of Mississippi was appointed as lead plaintiff in this matter. In September 2005, the lead plaintiff filed an amended complaint, which alleges, among other things, that Visteon and its independent registered public accounting firm, PricewaterhouseCoopers LLP, made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The named plaintiff seeks to represent a class consisting of purchasers of Visteon’s securities during the period between June 28, 2000 and January 31, 2005. Class action status has not yet been certified in this litigation.
      In March 2005, a number of current and former directors and officers were named as defendants in two shareholder derivative suits pending in the State of Michigan Circuit Court for the County of Wayne. As is customary in derivative suits, Visteon has been named as a defendant in these actions. As a nominal defendant, Visteon is not liable for any damages in these suits nor is any specific relief sought against Visteon. The complaints allege that, among other things, the individual defendants breached their fiduciary duties of good faith and loyalty and aided and abetted such breaches during the period between January 23, 2004 and January 31, 2005 in connection with Visteon’s conduct concerning, among other things, the matters alleged in the securities class action discussed immediately above.
      In March and April 2005, Visteon and a number of current and former employees, officers and directors were named as defendants in three class action lawsuits brought under ERISA in the U.S. District Court for the Eastern District of Michigan. In September 2005, the plaintiffs filed an amended and consolidated complaint, which generally alleges that the defendants breached their fiduciary duties under ERISA during the class period by, among other things, continuing to offer Visteon stock as an investment alternative under the Visteon Investment Plan (and the Visteon Savings Plan for Hourly Employees, together the “Plans”), failing to disclose complete and accurate information regarding the prudence of investing in Visteon stock, failing to monitor the actions of certain of the defendants, and failing to avoid conflicts of interest or promptly resolve them. These ERISA claims are predicated upon factual allegations similar to those raised in the derivative and securities class actions described immediately above. The consolidated complaint was brought on behalf of a named plaintiff and a putative class consisting of all participants or beneficiaries of the Plans whose accounts included Visteon stock at any time from July 20, 2001 through May 25, 2005. Class action status has not yet been certified in this litigation.
      Visteon and its current and former directors and officers intend to contest the foregoing lawsuits vigorously. However, at this time Visteon is not able to predict with certainty the final outcome of each of the foregoing lawsuits or its potential exposure with respect to each such lawsuit. In the event of an unfavorable resolution of any of these matters, Visteon’s earnings and cash flows in one or more periods could be materially affected to the extent any such loss is not covered by insurance or applicable reserves.

ITEM 1.	LEGAL PROCEEDINGS — (Continued)

Other Matters
      Various other legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against Visteon, including those arising out of alleged defects in Visteon’s products; governmental regulations relating to safety; employment-related matters; customer, supplier and other contractual relationships; intellectual property rights; product warranties; product recalls; and environmental matters. Some of the foregoing matters may involve compensatory, punitive or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief which, if granted, would require very large expenditures.
      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by Visteon for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to Visteon and could require Visteon to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at March 31, 2005 that are in excess of established reserves. Visteon does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on our financial condition, results of operations or cash flows, although such an outcome is possible.

ITEM 6.	EXHIBITS
      (a) Exhibits
      Please refer to the Exhibit Index on Page 52.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ William G. Quigley III

William G. Quigley III
Vice President, Corporate Controller and
Chief Accounting Officer
Date: November 22, 2005

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.
4.1	Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.2	Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.3	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
4.4	Form of Warrant Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
4.5	Form of Stockholder Agreement, dated as of October 1, 2005, between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Purchase and Supply Agreement dated as of December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003. †
10.3	2003 Relationship Agreement dated December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.4	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.5	Aftermarket Relationship Agreement dated as of January 1, 2000 between Visteon and the Automotive Consumer Services Group of Ford is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.6	Amended and Restated Hourly Employee Assignment Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.

Exhibit
Number		Exhibit Name

10.7		Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.7.	1	Amendment Number Two, effective as of October 1, 2005, to Amended and Restated Employee Transition Agreement, dated as of April 1, 2000 and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.8		Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.9		Visteon Corporation 2004 Incentive Plan, as amended and restated, is incorporated herein by reference to Appendix B to the Proxy Statement of Visteon dated March 30, 2004.*
10.9.	1	Form of Terms and Conditions of Nonqualified Stock Options is incorporated herein by reference to Exhibit 10.9.1 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.9.	2	Form of Terms and Conditions of Restricted Stock Grants is incorporated herein by reference to Exhibit 10.9.2 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.9.	3	Form of Terms and Conditions of Restricted Stock Units is incorporated herein by reference to Exhibit 10.9.3 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.9.	4	Form of Terms and Conditions of Stock Appreciation Rights is incorporated herein by reference to Exhibit 10.9.4 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.10		Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10.10	.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.10 hereto entered into by Visteon with Messrs. Johnston, Stebbins, Palmer, Pfannschmidt, Donofrio and Marcin.*
10.11		Issuing and Paying Agency Agreement dated as of June 5, 2000 between Visteon and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.12		Corporate Commercial Paper — Master Note dated June 1, 2000 is incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.13		Letter Loan Agreement dated as of June 12, 2000 from The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.14		Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.15		Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*

Exhibit
Number		Exhibit Name

10.16		Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.16	.1	Amendment to the Visteon Corporation Deferred Compensation Plan, effective as of June 27, 2005, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated June 30, 2005.*
10.17		Visteon Corporation Savings Parity Plan is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.18		Visteon Corporation Pension Parity Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated February 9, 2005.*
10.19		Visteon Corporation Supplemental Executive Retirement Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated February 9, 2005.*
10.20		Executive Employment Agreement dated as of September 15, 2000 between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2001.*
10.21		Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.22		Visteon Corporation Executive Separation Allowance Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated February 9, 2005.*
10.23		Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain executive officers under the plans constituting Exhibits 10.14, 10.16, 10.16.1, 10.17, 10.18, 10.19 and 10.22 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.24		Amended and Restated Five-Year Revolving Loan Credit Agreement, dated as of June 24, 2005, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citicorp USA, Inc., as syndication agent, is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated June 30, 2005.
10.25		Credit Agreement, dated as of June 24, 2005, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citicorp USA, Inc., as syndication agent, and Credit Suisse, Cayman Islands Branch, Deutsche Bank Securities Inc. and Sumitomo Mitsui Banking Corporation, as documentation agents, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated June 30, 2005.
10.26		Amended and Restated Five-Year Term Loan Credit Agreement, dated as of June 24, 2005, among Visteon, Oasis Holdings Statutory Trust, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citicorp USA, Inc., as syndication agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated June 30, 2005.

Exhibit
Number		Exhibit Name

10.27		Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*
10.28		Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.29		Letter Agreement, effective as of May 23, 2005, between Visteon and Mr. Donald J. Stebbins is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 23, 2005.*
10.30		Visteon Corporation Non-Employee Director Stock Unit Plan is incorporated herein by reference to Appendix C to the Proxy Statement of Visteon dated March 30, 2004.*
10.31		Employment Agreement dated as of June 2, 2004 between Visteon and James F. Palmer is incorporated herein by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2004.*
10.32		Visteon Executive Severance Plan is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated February 9, 2005.*
10.33		Form of Executive Retiree Health Care Agreement is incorporated herein by reference to Exhibit 10.28 to the Current Report on Form 8-K of Visteon dated December 9, 2004.*
10.33	.1	Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.33 hereto entered into by Visteon with Messrs. Johnston, Orchard and Palmer is incorporated herein by reference to Exhibit 10.33.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2004.*
10.34		Funding Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated March 10, 2005.
10.34	.1	Amendment, effective as of May 24, 2005, to the Funding Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 25, 2005.
10.35		Master Equipment Bailment Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated March 10, 2005.
10.35	.1	Amendment, effective as of May 1, 2005, to the Master Equipment Bailment Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated May 25, 2005.
10.36		Resignation Agreement, dated as of March 10, 2005, between Visteon and Stacy L. Fox is incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2004.*
10.37		Consulting Agreement, dated as of March 10, 2005, between Visteon and Stacy L. Fox is incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2004.*

Exhibit
Number	Exhibit Name

10.39	Visteon “A” Transaction Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.40	Visteon “B” Purchase Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.41	Escrow Agreement, dated as of October 1, 2005, among Visteon, Ford and Deutsche Bank Trust Company Americas, as escrow agent, is incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.42	Reimbursement Agreement, dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.43	Master Services Agreement, dated as of September 30, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.44	Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.45	Visteon Hourly Employee Conversion Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.46	Visteon Salaried Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.47	Visteon Salaried Employee Lease Agreement (Rawsonville/ Sterling), dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.48	Visteon Salaried Employee Transition Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.49	Purchase and Supply Agreement, dated as of September 30, 2005, between Visteon (as seller) and Automotive Components Holdings, LLC (as buyer) is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated October 6, 2005. †
10.50	Purchase and Supply Agreement, dated as of September 30, 2005, between Automotive Components Holdings, LLC (as seller) and Visteon (as buyer) is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated October 6, 2005. †
10.51	Purchase and Supply Agreement, dated as of October 1, 2005, between Visteon (as seller) and Ford (as buyer) is incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Visteon dated October 6, 2005. †
10.52	Intellectual Property Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Visteon dated October 6, 2005.

Exhibit
Number	Exhibit Name

10.53	Software License and Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc. and Automotive Components Holdings, Inc. is incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.54	Intellectual Property License Agreement, dated as of October 1, 2005, among Visteon, Visteon Global Technologies, Inc. and Ford is incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.55	Form of Secured Promissory Note of Visteon, as issued on September 19, 2005, is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.56	Master Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
12.1	Statement re: Computation of Ratios.
14.1	Visteon Corporation — A Pledge of Integrity, as amended effective September 23, 2005 (code of business conduct and ethics) is incorporated herein by reference to Exhibit 14.1 to the Current Report on Form 8-K of Visteon dated September 28, 2005.
15.1	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 22, 2005 relating to Financial Information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated November 22, 2005.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated November 22, 2005.
32.1	Section 1350 Certification of Chief Executive Officer dated November 22, 2005.
32.2	Section 1350 Certification of Chief Financial Officer dated November 22, 2005.

†	Portions of these exhibits have been redacted pursuant to confidential treatment requests filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
     In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.