Form 10-Q
period 2005-06-30
VISTEON CORP
filed 2005-11-22
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005, or
☐
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
Exhibit index located on page number 60.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SIGNATURE
Statement re: Computation of Ratios
Letter of PricewaterhouseCoopers LLP
Rule 13a-14(a) Certification of Chief Executive Officer
Rule 13a-14(a) Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

VISTEON CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended June 30, 2005 and 2004
(in millions, except per share amounts)

	Second Quarter		First Half

	2005	2004	2005	2004

		(Restated)		(Restated)
	(unaudited)
Sales
Ford and affiliates	$3,223	$3,491	$6,477	$7,128
Other customers	1,780	1,379	3,513	2,714

Total sales	5,003	4,870	9,990	9,842
Costs and expenses (Notes 4 and 6)
Costs of sales	5,936	4,582	10,783	9,237
Selling, administrative and other expenses	274	238	524	503

Total costs and expenses	6,210	4,820	11,307	9,740
Operating (loss) income	(1,207)	50	(1,317)	102
Interest income	5	5	10	9
Debt extinguishment cost (Note 9)	—	11	—	11
Interest expense	36	24	70	47

Net interest expense and debt extinguishment cost	(31)	(30)	(60)	(49)
Equity in net income of affiliated companies (Note 4)	8	18	14	29

(Loss) income before income taxes and minority interests	(1,230)	38	(1,363)	82
(Benefit) provision for income taxes (Note 4)	(2)	6	20	20

(Loss) income before minority interests	(1,228)	32	(1,383)	62
Minority interests in net income of subsidiaries	10	12	18	21

Net (loss) income	$(1,238)	$20	$(1,401)	$41

Net (loss) income per share (Note 10)
Basic	$(9.85)	$0.16	$(11.15)	$0.33
Diluted	(9.85)	0.16	(11.15)	0.32
Cash dividends per share	$—	$0.06	$—	$0.12
The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30,	December 31,
	2005	2004

	(unaudited)	(Restated)
Assets
Cash and cash equivalents	$823	$752
Accounts receivable — Ford and affiliates	1,090	1,255
Accounts receivable — other customers (Note 8)	1,293	1,285

Total receivables, net (Note 4)	2,383	2,540
Inventories (Note 12)	593	889
Deferred income taxes (Note 4)	35	37
Assets held for sale (Note 4)	310	—
Prepaid expenses and other current assets	228	212

Total current assets	4,372	4,430
Equity in net assets of affiliated companies	225	227
Net property	3,267	5,303
Deferred income taxes (Note 4)	129	129
Assets held for sale (Note 4)	613	—
Other assets	177	203

Total assets	$8,783	$10,292

Liabilities and Stockholders’ (Deficit) Equity
Trade payables	$2,479	$2,493
Accrued liabilities	697	894
Income taxes payable (Note 4)	19	27
Debt payable within one year (Note 9)	380	508
Liabilities associated with assets held for sale (Note 4)	230	—

Total current liabilities	3,805	3,922
Long-term debt (Note 9)	1,541	1,513
Postretirement benefits other than pensions	690	639
Postretirement benefits payable to Ford	83	2,135
Deferred income taxes (Note 4)	288	287
Liabilities associated with assets held for sale (Note 4)	2,405	—
Other liabilities	1,196	1,476

Total liabilities	10,008	9,972
Stockholders’ (Deficit) Equity
Capital stock
Preferred stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 128 million and 130 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,394	3,380
Accumulated other comprehensive (loss) income (Note 13)	(144)	5
Other	(35)	(26)
Accumulated deficit	(4,571)	(3,170)

Total stockholders’ (deficit) equity	(1,225)	320

Total liabilities and stockholders’ (deficit) equity	$8,783	$10,292

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2005 and 2004
(in millions)

	First Half

	2005	2004

		(Restated)
	(unaudited)
Cash and cash equivalents at January 1	$752	$953
Cash flows from operating activities
Net (loss) income	(1,401)	41
Depreciation and amortization	356	335
Asset impairment charges	1,176	—
Earnings of affiliated companies less than dividends remitted	16	9
Sale of receivables	—	75
Changes in assets and liabilities:
Accounts receivable	48	(401)
Inventories	(17)	(67)
Accounts payable	108	165
Postretirement benefits other than pensions	149	101
Income taxes deferred and payable, net	(27)	(25)
Other assets and other liabilities	74	101
Other	23	14

Net cash provided by operating activities	505	348
Cash flows from investing activities
Capital expenditures	(277)	(366)
Acquisitions and investments in joint ventures	(16)	—
Sales and maturities of securities	—	3
Other, including proceeds from asset disposals	35	10

Net cash used in investing activities	(258)	(353)
Cash flows from financing activities
Commercial paper repayments, net	—	(81)
Other short-term debt, net	(116)	(19)
Proceeds from issuance of other debt, net of issuance costs	34	522
Repurchase of unsecured debt securities	—	(269)
Principal payments on other debt	(19)	(19)
Treasury stock activity	(1)	(11)
Cash dividends	—	(16)
Other, including book overdrafts	(53)	(38)

Net cash (used in) provided by financing activities	(155)	69
Effect of exchange rate changes on cash	(21)	(8)

Net increase in cash and cash equivalents	71	56

Cash and cash equivalents at June 30	$823	$1,009

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1.	Financial Statements
      The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, including normal recurring adjustments, necessary for a fair statement of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the consolidated financial statements and accompanying notes included in Amendment No. 1 to Visteon’s Annual Report on Form 10-K/ A (“2004 Form 10-K/ A”), for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission (“SEC”) on November 22, 2005.
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
      As a result of the restatement, previously reported net income decreased by $4 million ($0.03 per share) and $3 million ($0.02 per share) for the second quarter and first half ended June 30, 2004, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 2.	Restatement of Financial Statements — (Continued)
      The following table summarizes the impact of these accounting corrections to Visteon’s previously reported net income as reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the SEC on March 16, 2005. These accounting corrections impacted previously reported costs of sales and income tax expense on the consolidated statement of operations.

	Second	First
	Quarter	Half

	2004

	(In millions)
Net income, as previously reported	$24	$44
Accounting corrections for freight costs (pre-tax)(1)	1	4
Accounting corrections for raw material costs (pre-tax)(2)	(6)	(7)
Accounting corrections for other supplier costs (pre-tax)(3)	(1)	(2)
Tax impact of above(4)	2	2

Net income, as restated	$20	$41

(1)	Represents corrections to record freight costs incurred for services provided that were not properly accrued in the period such services were performed. The impact of the correction of these errors increased net income by approximately $1 million ($0.01 per share) and $3 million ($0.03 per share) for the second quarter and first half ended June 30, 2004, respectively.

(2)	Represents corrections to record raw material cost increases that were not properly accrued in the period such increases were incurred. The impact of the correction of these errors decreased net income by approximately $4 million ($0.03 per share) and $5 million ($0.04 per share) for the second quarter and first half ended June 30, 2004, respectively.

(3)	Represents corrections to record other supplier costs that should have been accrued in periods prior to June 30, 2004. The impact of the correction of these errors decreased net income by approximately $1 million ($0.01 per share) for the second quarter and first half ended June 30, 2004.

(4)	Represents the deferred tax impact of the pre-tax accounting corrections described above.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 2.	Restatement of Financial Statements — (Continued)
     The following is a summary of the impact of these accounting corrections on Visteon’s previously issued consolidated statement of operations and consolidated balance sheet. These accounting corrections had no impact on Visteon’s consolidated statement of cash flows.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Second Quarter 2004		First Half 2004

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Sales
Ford and affiliates	$3,491	$3,491	$7,128	$7,128
Other customers	1,379	1,379	2,714	2,714

Total sales	4,870	4,870	9,842	9,842
Costs and expenses
Costs of sales	4,576	4,582	9,232	9,237
Selling, administrative and other expenses	238	238	503	503

Total costs and expenses	4,814	4,820	9,735	9,740
Operating income	56	50	107	102
Interest income	5	5	9	9
Debt extinguishment cost	11	11	11	11
Interest expense	24	24	47	47

Net interest expense	(30)	(30)	(49)	(49)
Equity in net income of affiliated companies	18	18	29	29

Income before income taxes and minority interests	44	38	87	82
Provision for income taxes	8	6	22	20

Income before minority interests	36	32	65	62
Minority interests in net income of subsidiaries	12	12	21	21

Net income	$24	$20	$44	$41

Net income per share
Basic	$0.19	$0.16	$0.35	$0.33
Diluted	$0.19	$0.16	$0.34	$0.32

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 2.	Restatement of Financial Statements — (Continued)
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

Certain amounts in Notes 4, 5, 10, 13, and 14 have been restated to reflect accounting corrections described above.

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
      During the first half of 2005, costs of sales were reduced by $101 million as a result of the funding agreement’s impact on labor costs for Visteon-assigned Ford-UAW hourly employees. That reduction was comprised of $106 million in reduced charges from Ford and a one-time reduction of $17 million in previously established vacation accruals and was offset by $17 million of asset write-offs and $5 million from reduced inventory valuations. Cash flows provided by operating activities for the first half of 2005 were favorably impacted by the reduced wage reimbursements to Ford and by the acceleration of payment terms from Ford under the funding agreement.
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
      During the first half of 2005, Visteon recognized a charge in costs of sales of about $17 million related to capitalized costs of $27 million for projects that were less than one-half complete which will be transferred to a Ford-controlled entity. The loss primarily represents costs incurred and capitalized by Visteon at December 31, 2004 associated with these projects. Cash proceeds of $10 million from these sales were received during the second quarter of 2005.
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
      Following the signing of the MOU and at June 30, 2005, Visteon has classified the manufacturing facilities and associated assets, including inventory, machinery, equipment and tooling, as well as associated liabilities including postretirement benefits, to be sold as “held for sale.” Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets that are considered “held for sale” to be measured at the lower of their carrying value or fair value less cost to sell and future depreciation of such assets is ceased. During the second quarter of 2005, the Automotive Operations recorded a pre-tax non-cash impairment of $920 million to write-down those assets considered “held for sale” to their aggregate estimated fair value less cost to sell. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms.
SUBSEQUENT EVENT
Sale of North American Facilities
      In September 2005, Visteon and Ford entered into several definitive agreements and Visteon completed the transfer of the Business to Automotive Components Holdings, LLC (“ACH”), an indirect, wholly-owned subsidiary of Visteon, and its subsidiaries. On October 1, 2005, Ford acquired from Visteon all of the issued and outstanding shares of common stock of the parent of ACH in exchange for Ford’s payment to Visteon of approximately $311 million (subject to post-closing adjustment), as well as the forgiveness of certain other postretirement employee benefit (“OPEB”) liabilities and other obligations relating to hourly employees associated with the Business, and the assumption of certain other liabilities with respect to the Business.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 4.	Selected Costs, Income and Other Information
Depreciation and Amortization
      Depreciation and amortization expenses are summarized as follows:

	Second Quarter		First Half

	2005	2004	2005	2004

		(in millions)
Depreciation	$154	$142	$304	$282
Amortization	26	27	52	53

Total	$180	$169	$356	$335

Investments in Affiliates
      The following table presents summarized financial data for those affiliates accounted for under the equity method. The amounts represent 100% of the results of operations of these affiliates. Visteon reports its share of their net income in the line “Equity in net income of affiliated companies” on the Consolidated Statement of Operations.

	Second Quarter		First Half

	2005	2004	2005	2004

		(in millions)
Net sales	$372	$453	$713	$787
Gross profit	56	87	104	148
Net income	17	35	29	56
Accounts Receivable
      The allowance for doubtful accounts was $89 million at June 30, 2005 and $44 million at December 31, 2004. Allowance for doubtful accounts is determined considering factors such as length of time accounts are past due, historical experience of write-offs, and our customers’ financial condition. The June 30, 2005 allowance includes a provision related to the bankruptcy of a customer in the U.S. and Europe.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 4.	Selected Costs, Income and Other Information — (Continued)
Assets Held for Sale and Liabilities Associated with Assets Held for Sale
      Visteon has classified certain assets and liabilities as “assets held for sale” and “liabilities associated with assets held for sale” following the signing of the MOU as described in Note 3, “Arrangements with Ford and its Affiliates.” Included in the balance sheet at June 30, 2005 are assets held for sale of $923 million and liabilities associated with assets held for sale of $2,635 million. The assets held for sale and liabilities associated with assets held for sale are as follows:

June 30, 2005

(in millions)
Assets Held for Sale:
Accounts receivable — Ford and Affiliates	$5
Inventories	299
Prepaid expenses and other current assets	6

Current assets held for sale	310
Net property, after asset impairment charge	585
Other assets	28

Non-current assets held for sale	613

Total assets held for sale	$923

Liabilities Associated with Assets Held for Sale:
Accrued liabilities	$230

Current liabilities held for sale	230
Postretirement benefits payable to Ford	2,140
Other liabilities	265

Non-current liabilities associated with assets held for sale	2,405

Total liabilities associated with assets held for sale	$2,635

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
      For the second quarter and first half of 2005, Visteon recorded a benefit of $2 million and a provision of $20 million, respectively, as compared with provisions of $6 million and $20 million, respectively, for the second quarter and first half of 2004. Visteon’s benefit and provision for income taxes for the second quarter and first half of 2005 reflects the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries, where full valuation allowances against our deferred tax assets have been maintained since the third quarter of 2004. The second quarter income tax benefit and first half of 2005 income tax provision includes income tax expense related to those countries where Visteon is profitable and whose results continue to be tax-effected, accrued withholding taxes, and certain non-recurring and other discrete tax items described below.
      Non-recurring and other discrete tax items recorded in the second quarter of 2005 resulted in a benefit of $29 million, reflecting primarily a reduction in our income tax reserves corresponding with the conclusion of U.S. Federal income tax audits for 2003, 2002 and certain pre-spin periods. Non-recurring and other discrete tax items recorded in the second quarter of 2004 resulted in a tax benefit of $2 million.
      Non-recurring and other discrete tax items recorded in the first half of 2005 resulted in a net benefit of $37 million. This includes the $29 million benefit recorded in the second quarter of 2005, described above, as well as a net benefit of $8 million recorded in the first quarter of 2005, consisting primarily of benefits related to a change in the estimated benefit associated with tax losses in Canada and the favorable resolution of tax matters in Mexico, offset by net provisions recorded to increase our income tax reserves for prior year tax exposures. Non-recurring and other discrete tax items recorded in the first half of 2004 resulted in a benefit of $6 million, including the $2 million benefit recorded in the second quarter of 2004, as well as a benefit of $4 million recorded during the first quarter of 2004.
      The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will continue to cause variability in Visteon’s quarterly and annual effective tax rates. Visteon will maintain full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to reduce or eliminate them.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 4.	Selected Costs, Income and Other Information — (Continued)
Liquidity
      Visteon believes that cash flow from operations, combined with access to external liquidity sources, will be sufficient to fund capital spending, debt maturities and other cash obligations in 2005. However, liquidity from internal or external sources to meet these obligations is dependent on a number of factors, including availability of cash balances, credit ratings, industry economic factors, and the availability of the capital markets. In addition, because Visteon was not timely in its SEC filings in 2005, we are currently ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for 12 months prior to the filing of a registration statement for those securities. Accordingly, we are unable to use our presently effective shelf registration statement to sell securities in the public market without first obtaining a waiver from the SEC. We do not believe this will have a material impact on our liquidity as we have access to bank facilities and other capital market alternatives; however, Visteon can provide no assurance that, if needed, additional liquidity will be available at the times or in the amounts needed, or on terms and conditions acceptable to Visteon. At June 30, 2005, Visteon was in compliance with the covenants contained in its credit agreements, although there can be no assurance that Visteon will remain in compliance with such covenants in the future. If we were to violate a financial covenant and not obtain a waiver, the credit agreements could be terminated and amounts outstanding would be accelerated. We can provide no assurance that, in such event, we would have access to sufficient liquidity resources to repay such amounts.
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
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123(R)”), “Share-Based Payments.” This revised statement requires the fair-value based method to be used and eliminates the alternative use of the intrinsic value method. SFAS 123(R) is required to be adopted as of the beginning of the first annual period that begins after June 15, 2005. Visteon is currently evaluating the impact of the requirements of SFAS 123(R) on the consolidated financial statements, but does not expect the impact to have a material effect, as starting January 1, 2003, Visteon began expensing the fair value of stock-based awards granted to employees pursuant to Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” In addition any stock options granted prior to January 1, 2003 will be fully vested at the time of adoption. SFAS 123(R) specifies that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”). Currently, Visteon grants stock options and stock appreciation rights which allow the employee to continue to vest in the award after retirement without providing additional service. Compensation expense for these awards is recognized over the vesting period. The impact of applying the non-substantive vesting period approach for retirement eligible employees under SFAS 123(R) compared to Visteon’s current methodology of expensing over the vesting period would not have a material effect on its results of operations for the second quarter and first half ended June 30, 2005.

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

	Second Quarter		First Half

	2005	2004	2005	2004

		(Restated)		(Restated)
	(in millions, except per share amounts)
Net (loss) income, as reported	$(1,238)	$20	$(1,401)	$41
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	5	4	7	6
Deduct: Total stock-based employee compensation expense determined under fair- value based method for all awards, net of related tax effects	(5)	(5)	(8)	(9)

Pro forma net (loss) income	$(1,238)	$19	$(1,402)	$38

Net (loss) income per share:
As reported:
Basic	$(9.85)	$0.16	$(11.15)	$0.33
Diluted	(9.85)	0.16	(11.15)	0.32
Pro forma:
Basic and diluted	$(9.85)	$0.15	$(11.16)	$0.30
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
      In addition, treasury stock increased $14 million during the first half of 2005 primarily from the forfeiture of about 700,000 shares of restricted stock awards, originally granted in 2002, that did not vest as certain performance goals were not achieved.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 6.	Special Charges
First Half 2005 Actions
      Visteon recorded in costs of sales $1,176 million and $1,183 million of pre-tax special charges in the second quarter and first half of 2005, respectively, as summarized below:

	Second Quarter		First Half

	Pre-tax	After-tax	Pre-tax	After-tax

	(In millions)
Restructuring and other charges:
U.S. salaried voluntary separation related	$—	$—	$7	$7

Total restructuring	—	—	7	7
Asset impairment charge — held for sale (Note 3)	920	920	920	920
Asset impairment charge — held for use	256	256	256	256

Total special charges	$1,176	$1,176	$1,183	$1,183

      During the second quarter of 2005, the Automotive Operations recorded a pre-tax, non-cash impairment of $256 million, to reduce the net book value of certain long-lived assets. This was based on an assessment by product line asset group completed in the second quarter of 2005, excluding those assets considered held for sale, of the recoverability of our long-lived assets in light of the challenging environment in which we operate. The assessment included the impact of lower than anticipated current and near term future year production volumes and the related impact on our future operating projections. Assets are considered impaired if the book value is greater than the undiscounted cash flows expected from the use of the asset. As a result of this analysis the assets located in the U.K, Germany, Poland and Brazil related to two product groupings were considered impaired: driveline and engine/air fuel systems. The impairment was determined on a “held for use” basis. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms.
      During the first quarter of 2005, Visteon recorded pre-tax special charges of $7 million in costs of sales ($7 million after-tax) related to a continuation of an incentive program offered during the fourth quarter of 2004 to eligible U.S. salaried employees to voluntarily separate employment. Terms of the program required the effective termination date to be no later than March 31, 2005, unless otherwise mutually agreed. Through March 31, 2005, 409 employees have voluntarily elected to participate in this program, comprised of 374 employees during the fourth quarter of 2004 and 35 employees during the first quarter of 2005. As of June 30, 2005, substantially all of the employees have terminated their employment.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 6.	Special Charges — (Continued)
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

      Plant closure charges are related to the involuntary separation of about 200 employees from the closure of our La Verpilliere, France manufacturing facility in 2004. European Plan for Growth charges are comprised of $9 million related to the separation of about 50 hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002.
Reserve Activity
      Reserve balances, excluding those related to seating operations, are included in current accrued liabilities on the accompanying balance sheet.

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
December 31, 2004 reserve balance	$52	$3	$55
First quarter 2005 expense	7	—	7
Utilization	(47)	(2)	(49)

June 30, 2005 reserve balance	$12	$1	$13

      Utilization in the first half of 2005 includes $36 million related to the U.S. salaried voluntary separation program, comprised of $33 million in cash payments and $3 million incurred related to special pension and other postretirement benefits. Reserves related to the U.S. salaried voluntary separation program were $5 million and $34 million at June 30, 2005 and December 31, 2004, respectively. In addition, utilization includes $13 million of cash payments related to other actions.
      Separately, during the first half of 2005, Visteon paid Ford about $15 million of previously accrued amounts ($205 million at December 31, 2004) related to an agreement entered into in 2003 to reimburse Ford for the actual net costs of transferring seating production, including costs related to Ford hourly employee voluntary retirement and separation programs that Ford implemented as well as postretirement health care liabilities associated with hourly employee transfers.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 7.	Employee Retirement Benefits
      Visteon’s retirement plans’ expense for the second quarter and first half of 2005 and 2004, respectively, are summarized as follows:

	Retirement Plans
					Health Care and
					Life Insurance
	U.S. Plans		Non-U.S. Plans		Benefits

	2005	2004	2005	2004	2005	2004

	(in millions)
Second Quarter
Service cost	$16	$14	$8	$9	$12	$10
Interest cost	18	16	16	16	17	15
Expected return on plan assets	(17)	(16)	(15)	(16)	—	—
Amortization of:
Plan amendments	3	3	2	2	—	—
(Gains) losses and other	1	1	2	1	6	5
Special termination benefits	—	—	1	—	—	—

Net pension/postretirement expense related to Visteon sponsored plans	21	18	14	12	35	30
Expense for Visteon-assigned Ford-UAW and certain salaried employees	29	27	—	—	56	38

Net pension/postretirement expense	$50	$45	$14	$12	$91	$68

First Half
Service cost	$31	$28	$17	$18	$24	$21
Interest cost	36	33	32	33	34	31
Expected return on plan assets	(34)	(32)	(30)	(31)	—	—
Amortization of:
Plan amendments	5	5	4	5	(1)	—
(Gains) losses and other	3	2	4	1	13	11
Special termination benefits	—	—	1	3	—	—

Net pension/postretirement expense related to Visteon sponsored plans	41	36	28	29	70	63
Expense for Visteon-assigned Ford-UAW and certain salaried employees	59	58	—	—	111	75

Net pension/postretirement expense	$100	$94	$28	$29	$181	$138

      During the first half of 2005, contributions to Visteon U.S. retirement plans and postretirement health care and life insurance plans were $16 million and $14 million, respectively, and contributions to non-U.S. retirement plans were $36 million. Visteon presently anticipates additional contributions to its U.S. retirement plans and postretirement health care and life insurance plans of $25 million and $28 million, respectively, in 2005 for a total of $41 million and $42 million, respectively. Visteon also anticipates additional 2005 contributions to non-U.S. retirement plans of $24 million for a total of $60 million.

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
      During the third quarter of 2005, Visteon recorded a pre-tax special charge of $11 million in costs of sales ($11 million after-tax) for non-U.S. prior service pension costs to reflect a reduction of expected future years of service for some plan participants.

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
      During the first half of 2005, gross proceeds from new securitizations were $182 million; and collections and repayments to the conduit were $237 million, resulting in net payments of $55 million and a decrease in the undivided interest sold to zero. The retained interest of $252 million and $178 million at June 30, 2005 and December 31, 2004, respectively, is included in accounts receivable — other customers on the Consolidated Balance Sheet. For the first half of 2005, the loss on sale of receivables was less than $1 million.
      The facility was extended during the first quarter of 2005 to expire in March 2006, and can be extended annually through March 2008 based upon the mutual agreement of the parties. The agreement contains financial covenants similar to Visteon’s unsecured revolving credit facilities, and a mechanism which considers changes in Visteon’s credit ratings in determining the maximum amount of undivided interests that VRL could sell to the conduit. The April 2005 reductions in Visteon’s credit ratings would have effectively reduced the maximum amount of undivided interest that VRL could sell to the conduit to zero; however, Visteon has obtained a waiver to this credit rating reduction effective through December 15, 2005, pursuant to which the maximum amount of undivided interests that VRL can sell to the conduit at June 30, 2005 is about $67 million.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 8.	Asset Securitization — (Continued)
Europe
      As of June 30, 2005 and December 31, 2004, Visteon has sold euro 64 million ($77 million) and euro 19 million ($26 million), respectively, of trade receivables without recourse, under European sale of receivables agreements that are renewable on an annual basis with certain banks. These agreements currently provide for the sale of up to euro 80 million in trade receivables.
Asia
      As of June 30, 2005, Visteon has sold Japanese yen 489 million ($4 million) of trade receivables, without recourse, under a Japanese sale of receivables agreement that is renewable on an annual basis. The agreement currently provides for the sale of up to Japanese yen 1.5 billion in trade receivables.

NOTE 9.	Debt
      Debt, including the fair market value of related interest rate swaps, was as follows:

	June 30,	December 31,
	2005	2004

	(in millions)
Debt payable within one year
Other — short-term	$99	$221
7.95% notes due August 1, 2005	250	253
Current portion of long-term debt	31	34

Total debt payable within one year	380	508

Long-term debt
8.25% notes due August 1, 2010	705	707
7.00% notes due March 10, 2014	451	446
5-Year Term loan due June 25, 2007	239	223
Other	146	137

Total long-term debt	1,541	1,513

Total debt	$1,921	$2,021

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 9.	Debt — (Continued)
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
      On June 24, 2005, Visteon entered into a $300 million short-term secured revolving credit agreement (the “Short-Term Credit Agreement”) with a syndicate of financial institutions, and entered into amendments and restatements (the “Amendments”, and together with the Short-Term Credit Agreement, the “Credit Agreements”) to the Five-Year Credit Agreement and the Term Loan Credit Agreement to conform certain provisions of such agreements to provisions of the Short-Term Credit Agreement. The Short-Term Credit Agreement will expire on December 15, 2005. Further, the Credit Agreements provided that Visteon had until December 10, 2005 to provide quarterly financial statements for each of the periods ended March 31, 2005, June 30, 2005, and September 30, 2005, which Visteon fulfilled by filing these financial statements in November 2005. In light of the upcoming expiration of the Short-Term Credit Agreement in December 2005, the company is exploring its financing alternatives.
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
      The Credit Agreements contain, among other things, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this type. Such covenants include the requirement to use the proceeds of certain subsidiary or asset sales, additional indebtedness and sale-leaseback transactions to reduce unused commitments and prepay or cash collateralize extensions of credit, certain restrictions on the incurrence of indebtedness, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other repayments in respect of capital stock, voluntary prepayments of other indebtedness, capital expenditures, transactions with affiliates, sale-leaseback transactions, changes in fiscal year, hedging arrangements, negative pledge clauses, subsidiary distributions and the activities of a certain holding company subsidiary, subject to certain exceptions. The Credit Agreements also contain financial covenants based on consolidated leverage ratios, which are tested at each quarter-end using the ratio of (a) Consolidated Total Debt to (b) Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), excluding, most notably, permitted non-recurring expenses or losses and income or gains (each as defined in the Short-Term Credit Agreement). The above mentioned ratio cannot exceed 3.75 to 1 for the quarter ended June 30, 2005, 5.00 to 1 for the quarter ended September 30, 2005, 4.20 to 1 for the quarter ended December 31, 2005, 3.50 to 1 for the quarter ended March 31, 2006, 3.25 to 1 for the quarter ended June 30, 2006, 3.00 to 1 for the quarter ended September 30, 2006, and 2.50 to 1 for the quarter ended December 31, 2006 and thereafter. We were in compliance with this covenant as of June 30, 2005.
      As of June 30, 2005, there were about $106 million of obligations under standby letters of credit under the 5-year revolving portion of the Credit Agreements. In addition, about $12 million in debt issue costs were incurred in the second quarter of 2005 and will be amortized pro-rata over the remaining life of the Credit Agreements.
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
Other
      Prior to April 2005, Visteon had maintained a trade payables program through General Electric Capital Corporation (“GECC”) that provided financial flexibility to Visteon and its suppliers. Approximately $69 million was outstanding to GECC under this program at December 31, 2004 which was reported in debt payable within one year in the Consolidated Balance Sheet. Visteon terminated the program in April 2005.
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
SUBSEQUENT EVENT
7.95% notes due August 1, 2005
      On August 1, 2005, Visteon retired the remaining $250 million of 7.95% notes that were due on August 1, 2005. Visteon borrowed $450 million under the Credit Agreements to fund the maturity and for general working capital requirements. A portion of this borrowing was repaid upon receipt of a $250 million loan from Ford on September 19, 2005.

NOTE 10.	(Loss) Income Per Share of Common Stock
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

	Second Quarter		First Half

	2005	2004	2005	2004

		(Restated)		(Restated)
	(in millions, except per share amounts)
Numerator:
Net (loss) income	$(1,238)	$20	$(1,401)	$41

Denominator:
Average common stock outstanding	128.5	129.5	128.6	129.7
Less: Average restricted stock outstanding	(2.8)	(4.3)	(3.0)	(4.5)

Basic shares	125.7	125.2	125.6	125.2
Net dilutive effect of restricted stock and stock options	—	3.2	—	3.2

Diluted shares	125.7	128.4	125.6	128.4

Net (loss) income per share:
Basic	$(9.85)	$0.16	$(11.15)	$0.33
Diluted	$(9.85)	$0.16	$(11.15)	$0.32
      For the second quarter and first half of 2005, potential common stock of about 1,649,000 shares and 1,855,000 shares, respectively, are excluded from the calculation of diluted (loss) per share because the effect of including them would have been antidilutive due to the losses incurred during the period. In addition, during the first half of 2005 and 2004, options to purchase about 15,759,000 shares of common stock and about 7,693,000 shares of common stock, respectively, at exercise prices ranging from about $6 per share to $22 per share and $11 per share to $22 per share, respectively, and which expire at various dates between 2009 and 2013 and 2009 and 2012, respectively, were outstanding but were not included in the computation of diluted (loss) per share because the options’ exercise price was greater than the average market price of the common shares.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 11.	Product Warranty
      A reconciliation of changes in the product warranty liability is summarized as follows:

	First Half

	2005	2004

	(in millions)
Beginning balance	$41	$22
Accruals for products shipped	21	13
Accruals for pre-existing warranties (including changes in estimates)	26	9
Settlements	(17)	(10)

Ending balance	$71	$34

NOTE 12.	Inventories
      Financial statement amounts for 2004 have been restated to reflect Visteon’s change in the method of determining the cost of production inventory for U.S. locations from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method during the fourth quarter of 2004. This change had no significant impact on Visteon’s results of operations for the first half of 2004. Inventories are summarized as follows:

	June 30,	December 31,
	2005	2004

	(in millions)
Raw materials, work-in-process and supplies	$401	$621
Finished products	192	268

Total inventories	$593	$889

      As of June 30, 2005, inventories shown above are net of inventories included in assets held for sale of $299 million as further described in Note 4, “Selected Costs, Income and Other Information.”
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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 13.	Comprehensive (Loss) Income
      Comprehensive (loss) income is summarized as follows:

	Second Quarter		First Half

	2005	2004	2005	2004

		(Restated)		(Restated)
	(in millions)
Net (loss) income	$(1,238)	$20	$(1,401)	$41
Change in foreign currency translation adjustments, net of tax	(86)	(5)	(134)	(33)
Other	(17)	—	(15)	2

Total comprehensive (loss) income	$(1,341)	$15	$(1,550)	$10

      Accumulated other comprehensive (loss) income is comprised of the following:

	June 30,	December 31,
	2005	2004

	(in millions)
Foreign currency translation adjustments, net of tax	$65	$199
Realized and unrealized gains on derivatives, net of tax	1	16
Minimum pension liability, net of tax	(210)	(210)

Total accumulated other comprehensive (loss) income	$(144)	$5

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 14.	Segment Information
      Visteon’s reportable operating segments are Automotive Operations and Glass Operations. Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
Second Quarter
2005:
Sales	$4,868	$135	$5,003
Loss before taxes and minority interests	(1,225)	(5)	(1,230)
Net loss	(1,233)	(5)	(1,238)
Special charges:
Before taxes	(1,176)	—	(1,176)
After taxes	(1,176)	—	(1,176)
Total assets, end of period	8,502	281	8,783
2004 (Restated):
Sales	$4,733	$137	$4,870
Income before taxes and minority interests	35	3	38
Net income	18	2	20
Special charges:
Before taxes	(5)	—	(5)
After taxes	(3)	—	(3)
Total assets, end of period	11,269	295	11,564
First Half
2005:
Sales	$9,717	$273	$9,990
Loss before taxes and minority interests	(1,348)	(15)	(1,363)
Net loss	(1,386)	(15)	(1,401)
Special charges:
Before taxes	(1,183)	—	(1,183)
After taxes	(1,183)	—	(1,183)
Total assets, end of period	8,502	281	8,783
2004 (Restated):
Sales	$9,566	$276	$9,842
Income before taxes and minority interests	70	12	82
Net income	33	8	41
Special charges:
Before taxes	(19)	—	(19)
After taxes	(13)	—	(13)
Total assets, end of period	11,269	295	11,564

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 15.	Litigation and Claims
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
      Visteon and its current and former directors and officers intend to contest the foregoing lawsuits vigorously. However, at this time Visteon is not able to predict with certainty the final outcome of each of the foregoing lawsuits or its potential exposure with respect to each such lawsuit. In the event of an unfavorable resolution of any of these matters, Visteon’s earnings and cash flows in one or more periods could be materially affected to the extent any other loss is not covered by insurance or applicable reserves.

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
      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by Visteon for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to Visteon and could require Visteon to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at June 30, 2005 and that are in excess of established reserves. Visteon does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on our financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 16.	Subsequent Events
      Certain events have occurred subsequent to June 30, 2005 that, although they do not impact the reported balances or results of operations as of that date, are material to Visteon’s ongoing operations. Those items include: the completion of certain agreements and transactions with Ford in September and October of 2005 as described more fully in Note 3, “Arrangements with Ford and its Affiliates;” notes maturity in August 2005 as described more fully in Note 9, “Debt;” and shareholder, ERISA and derivative lawsuits initiated in early 2005 as described more fully in Note 15, “Litigation and Claims.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Visteon Corporation
      We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its subsidiaries as of June 30, 2005, and the related consolidated statement of operations for each of the three-month and six-month periods ended June 30, 2005 and June 30, 2004 and the consolidated statement of cash flows for the six-month periods ended June 30, 2005 and June 30, 2004. These interim financial statements are the responsibility of the Company’s management.
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
      As discussed in Note 2 to the consolidated financial statements, the Company restated its December 31, 2004 and June 30, 2004 financial statements.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
November 22, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, including normal recurring adjustments, necessary for a fair statement of such information. Reference should be made to the consolidated financial statements and accompanying notes included in Visteon’s 2004 Form 10-K/ A.
Restatement
      Visteon has restated its previously issued consolidated financial statements for 2004 for accounting corrections related to freight, raw material costs, other supplier costs and income tax matters.
      As a result of the restatement, previously reported net income decreased by $4 million ($0.03 per share) and $3 million ($0.02 per share) for the second quarter and first half ended June 30, 2004, respectively. Further information on the nature and impact of these accounting corrections is provided in Note 2, “Restatement of Financial Statements,” to our consolidated financial statements included elsewhere in this Form 10-Q.
Overview
      Sales for the second quarter of 2005 were moderately higher compared to the second quarter of 2004, as an increase in non-Ford sales more than offset a decrease in Ford sales. Consistent with our strategy to increase our customer and geographic diversification, non-Ford sales reached $1.8 billion for the second quarter of 2005, up 29 percent over the same period in 2004, and represented 36 percent of total sales. A majority of these non-Ford sales were outside of North America. Visteon expects the growth rate for non-Ford sales to moderate over the remainder of the year. In addition, our Ford sales are expected to be below comparable periods last year.
      Special charges in the quarter, totaling $1,176 million, contributed to a net loss of $1,238 million. Special charges include the non-cash impairment of $920 million related to approximately $1.5 billion of assets transferred to a Ford-controlled entity during the fourth quarter of 2005 and the non-cash asset impairment of $256 million to reduce the net book value of fixed assets related to the driveline and engine air/fuel systems product groups in Europe and Brazil.
      The second quarter of 2005, net loss of $1,238 million compares to net income of $20 million in the same period in 2004. Operating results were impacted by the incremental costs of supporting new non-Ford business and the underutilization of facilities supporting the Ford North American business, combined with pressure on margins due to price reductions, raw material cost increases in certain commodity groups, bad debt expense, higher postretirement benefits costs, and adverse product mix.
      During the first quarter of 2005, Visteon entered into several interim agreements with Ford that accelerated payment terms from Ford, reduced our UAW labor costs, and reduced the level of funding otherwise needed for planned capital expenditures. One of these agreements was amended in May to further accelerate payment terms from Ford. The net benefit of these agreements on our results of operations for the second quarter of 2005 was approximately $75 million. For the first half of 2005, the benefit was approximately $101 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      In the face of a challenging first half of 2005, we improved cash flow from operations by $157 million over the comparable period last year, and our cash balance grew by $71 million since year-end 2004. This reflects the funding agreement with Ford entered into in March 2005 and subsequently amended in May 2005 under which we received an acceleration of payment terms for certain U.S. payables to Visteon partially offset by reductions in debt. The reduction to our capital expenditures for the first half of 2005 compared to the same period last year reflects the substantial completion of our facilities consolidation effort in Southeastern Michigan at the end of 2004 and our continued product strategy focus.
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
Restructuring and Special Charges
      The table below presents special charges related to restructuring initiatives and other actions during the second quarter and first half of 2005 and 2004:

	Automotive		Glass
	Operations		Operations		Total

	Second	First	Second	First	Second	First
	Quarter	Half	Quarter	Half	Quarter	Half

	(in millions)
2005 Special Charges
Loss related to asset impairment charges	$(1,176)	$(1,176)	$—	$—	$(1,176)	$(1,176)
U.S. salaried voluntary separation related	—	(7)	—	—	—	(7)

Total 2005 special charges, before taxes	$(1,176)	$(1,183)	$—	$—	$(1,176)	$(1,183)

Total 2005 special charges, after taxes	$(1,176)	$(1,183)	$—	$—	$(1,176)	$(1,183)

2004 Special Charges
European Plan for Growth	$—	$(9)	$—	$—	$—	$(9)
Other actions	(5)	(10)	—	—	(5)	(10)

Total 2004 special charges, before taxes	$(5)	$(19)	$—	$—	$(5)	$(19)

Total 2004 special charges, after taxes	$(3)	$(13)	$—	$—	$(3)	$(13)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      At June 30, 2005, Visteon has classified the manufacturing facilities and associated assets, including inventory, machinery, equipment and tooling, as well as associated liabilities including postretirement benefits, to be sold as “held for sale.” Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets that are considered “held for sale” to be measured at the lower of their carrying value or fair value less cost to sell and future depreciation of such assets is ceased. During the second quarter of 2005, the Automotive Operations recorded a pre-tax non-cash impairment of $920 million to reduce those assets considered “held for sale” to their aggregate estimated fair value less cost to sell. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms.
      During the second quarter of 2005, the Automotive Operations recorded a pre-tax, non-cash impairment of $256 million, to reduce the net book value of certain long-lived assets. This write-down was based on an assessment by product line asset group, excluding those assets considered held for sale, completed in the second quarter of 2005, of the recoverability of our long-lived assets in light of the challenging environment in which we operate, and included considering the impact of lower than anticipated current and near term future year production volumes and the related impact on our future operating projections. Assets are considered impaired if the book value is greater than the undiscounted cash flows expected from the use of the asset. As a result of this analysis the assets located in the U.K, Germany, Poland and Brazil related to two product groupings were considered impaired: driveline and engine/air fuel systems. The impairment was determined on a “held for use” basis. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms.
      During the first quarter of 2005, Visteon recorded pre-tax special charges of $7 million in costs of sales related to a continuation of an incentive program offered during the fourth quarter of 2004 to eligible U.S. salaried employees to voluntarily separate employment. Terms of the program required the effective termination date to be no later than March 31, 2005, unless otherwise mutually agreed. Through March 31, 2005, 409 employees have voluntarily elected to separate employment under this program, comprised of 374 employees during the fourth quarter of 2004 and 35 employees during the first quarter of 2005. As of June 30, 2005, substantially all of the employees have terminated their employment. This U.S. salaried voluntary separation incentive program is expected to have a payback of slightly more than one year.
      During the first half of 2004, Visteon European Plan for Growth charges are comprised of $9 million related to the separation of hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002. Plant closure costs of $10 million are related to involuntary separation of about 200 employees as a result of the closure of our La Verpilliere, France manufacturing facility.
      Cash payments related to special charges were $61 million and $87 million during the first half of 2005 and 2004, respectively. The amounts include payments to Ford of about $15 million and $59 million, respectively, of previously accrued amounts related to an agreement entered into in 2003 to reimburse Ford for the actual net costs of transferring seating production, including costs related to Ford hourly employee voluntary retirement and separation programs that Ford implemented as well as postretirement health care liabilities associated with hourly employee transfers.

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
Results of Operations
Second Quarter 2005 Compared with Second Quarter 2004
      Sales for each of our segments for the second quarter of 2005 and 2004 are summarized in the following table:

	Second Quarter		2005
			over/(under)
	2005	2004	2004

	(in millions)
Automotive Operations:
Ford and affiliates	$3,166	$3,422	$(256)
Other customers	1,702	1,311	391

Total Automotive Operations	4,868	4,733	135
Glass Operations:
Ford and affiliates	57	69	(12)
Other customers	78	68	10

Total Glass Operations	135	137	(2)

Total	$5,003	$4,870	$133

Memo: Sales to non-Ford customers
Amount	$1,780	$1,379	$401
Percentage of total sales	36%	28%	8	pts
      Sales for Automotive Operations in the second quarter of 2005 were $4,868 million, compared with $4,733 million in the second quarter of 2004, an increase of $135 million or 3%. Sales to Ford and affiliates declined mainly due to lower Ford vehicle production ($189 million), selling price reductions and unfavorable vehicle mix. Sales to other customers increased mainly due to new business. Changes in foreign currency exchange rates increased sales to Ford and affiliates and sales to other customers by $49 million and $71 million, respectively.
      Sales for Glass Operations of $135 million in the second quarter of 2005 were essentially flat as compared to the same period in 2004. Increased non-Ford sales were offset by lower Ford North America production volume and price reductions.
      Costs of Sales includes primarily material, labor, manufacturing overhead and other costs, such as product development costs. Costs of sales for the second quarter of 2005 were $5,936 million, compared with $4,582 million in the second quarter of 2004. Results were affected by special charges which were $1,176 million in 2005 and $5 million in 2004. The increased special charges reflect non-cash asset impairment in 2005 related to assets held for sale which were transferred to a Ford-controlled entity on October 1, 2005 and to fixed assets related to the driveline and engine air/fuel systems product groups in Europe and Brazil.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Costs of sales increased as a result of additional costs at facilities supporting new non-Ford business, without corresponding reductions at facilities supporting the Ford North American business which are underutilized. Costs of sales also reflect the impact of foreign currency exchange rate changes ($114 million).
      Costs of sales were reduced by certain net efficiencies totaling $76 million. This net amount includes material cost reductions, the benefit of the Ford funding agreement on our labor costs, and labor efficiencies. Increased raw material costs in certain commodity groups, wages and other benefits including OPEB, depreciation and amortization, and freight were partial offsets.
      Selling, administrative and other expenses for the second quarter of 2005 were $274 million, compared with $238 million in the second quarter of 2004. The increase primarily reflects increased bad debt expense ($43 million in the second quarter of 2005, $42 million higher than second quarter 2004), the impact of foreign currency exchange rates ($3 million), and costs associated with negotiations with Ford. These increases were partially offset by lower IT costs ($5 million) and other cost efficiencies.
      Net interest expense and debt extinguishment cost of $31 million in the second quarter of 2005 compared with $30 million in the second quarter of 2004. The increase primarily reflects higher average debt balances, lower average cash balances, and higher average borrowing rates partially offset by the non-recurrence of an $11 million debt extinguishment charge in the second quarter of 2004.
      Equity in net income of affiliated companies was $8 million in the second quarter of 2005, compared with $18 million in the second quarter of 2004. The decrease is related primarily to our affiliates in China, which were impacted by lower customer production and price reductions.
      (Loss) income before income taxes and minority interests, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows (loss) income before income taxes and minority interests for the second quarter of 2005 and 2004, for each of our segments:

	Second Quarter		2005
			over/(under)
	2005	2004	2004

		(Restated)
	(in millions)
Automotive Operations	$(1,225)	$35	$(1,260)
Glass Operations	(5)	3	(8)

Total	$(1,230)	$38	$(1,268)

Memo:
Special charges included above	$(1,176)	$(5)	$(1,171)
      Automotive Operations’ second quarter 2005 loss before income taxes and minority interests was $1,225 million compared with a profit of $35 million for the second quarter of 2004. Results were affected by special charges which were $1,176 million in 2005 and $5 million in 2004. The increased special charges reflect a non-cash asset impairment in 2005 related to assets which were transferred to a Ford-controlled entity on October 1, 2005 and to fixed assets related to the driveline and engine air/fuel systems product groups in Europe and Brazil.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      The decrease also reflects the impact of lower Ford vehicle production volume in North America and Europe and unfavorable vehicle mix ($93 million), increased bad debt expense ($43 million in 2005, $42 million higher than 2004), partially offset by increased, albeit lower margin, sales to non-Ford customers. Reduced prices to our customers were more than offset by favorable cost performance. Cost performance includes the benefit of the Ford funding agreement on our labor costs, material cost reductions and labor efficiencies. Increased costs for raw material in certain commodity groups, wages and other benefits including OPEB, warranty, depreciation and amortization, and freight were partial offsets.
      Loss before income taxes and minority interests for Glass Operations in the second quarter of 2005 was $5 million compared with a profit of $3 million for the second quarter of 2004. The decrease reflects lower Ford North American production volume and price reductions offset partially by favorable cost performance despite increased OPEB expense.
      (Benefit) provision for income taxes was a net benefit of $2 million for the second quarter of 2005, compared with a provision of $6 million for the second quarter of 2004. Despite significant operating losses in the quarter, Visteon’s net benefit for income taxes for the second quarter of 2005 was less than what would be expected in light of Visteon’s inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries, where full valuation allowances against our deferred tax assets have been maintained since the third quarter of 2004. Non-recurring and other discrete tax items recorded in the second quarter of 2005 resulted in a tax benefit of $29 million, reflecting primarily a reduction in our income tax reserves corresponding with the conclusion of U.S. Federal income tax audits for 2003, 2002 and certain pre-spin periods. Offsetting these items was $27 million of income tax expense related to those countries where Visteon is profitable and whose results continue to be tax-effected and accrued withholding taxes. Non-recurring and other discrete tax items recorded in second quarter of 2004 resulted in a tax benefit of $2 million.
      Minority interests in net income of subsidiaries was $10 million in the second quarter of 2005, compared with $12 million in the second quarter of 2004. Minority interest amounts are related primarily to Halla Climate Control Corporation, a Korean company, of which Visteon holds a 70% ownership interest.
      Net (loss) income for the second quarter of 2005 and 2004 is shown in the following table for each of our segments:

	Second Quarter		2005
			over/(under)
	2005	2004	2004

		(Restated)
	(in millions)
Automotive Operations	$(1,233)	$18	$(1,251)
Glass Operations	(5)	2	(7)

Total	$(1,238)	$20	$(1,258)

Memo:
Special charges included above	$(1,176)	$(3)	$(1,173)
      Visteon reported a net loss for the second quarter of 2005 of $1,238 million compared with a net profit of $20 million for the second quarter of 2004 because of the factors described above in income (loss) before income taxes and minority interests. Special charges after taxes were $1,176 million for 2005 and $3 million for 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

First Half 2005 Compared with First Half 2004
      Sales for each of our segments for the first half of 2005 and 2004 are summarized in the following table:

	First Half		2005
			over/(under)
	2005	2004	2004

	(in millions)
Automotive Operations:
Ford and affiliates	$6,361	$6,988	$(627)
Other customers	3,356	2,578	778

Total Automotive Operations	9,717	9,566	151
Glass Operations:
Ford and affiliates	116	140	(24)
Other customers	157	136	21

Total Glass Operations	273	276	(3)

Total	$9,990	$9,842	$148

Memo: Sales to non-Ford customers
Amount	$3,513	$2,714	$799
Percentage of total sales	35%	28%	7	pts
      Sales for Automotive Operations in the first half of 2005 were $9,717 million, compared with $9,566 million in the first half of 2004, an increase of $151 million or 2%. Sales to Ford and affiliates declined mainly due to lower Ford vehicle production ($483 million), price reductions and unfavorable vehicle mix. Sales to other customers increased mainly due to new business launches in the latter half of 2004. Changes in foreign currency exchange rates increased sales to Ford and affiliates and other customers by $105 million and $160 million, respectively.
      Sales for Glass Operations were $273 million in the first half of 2005, compared with $276 million in the first half 2004. Increased non-Ford sales were offset by lower Ford North American production volume and price reductions.
      Costs of Sales includes primarily material, labor, manufacturing overhead and other costs, such as product development costs. Costs of sales for the first half of 2005 were $10,783 million, compared with $9,237 million in the first half of 2004. Results were affected by special charges, which were $1,183 million in 2005 and $19 million in 2004. The increased special charges reflect a non-cash asset impairment in 2005 related to assets held for sale which were transferred to a Ford-controlled entity on October 1, 2005 and to fixed assets related to the driveline and engine air/fuel systems product groups in Europe and Brazil.
      Costs of sales increased as a result of additional costs at facilities supporting new non-Ford business, without corresponding reductions at facilities supporting the Ford North American business that are underutilized. Costs of sales also reflect the impact of foreign currency exchange rate changes ($256 million).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Costs of sales were reduced by certain net efficiencies totaling $121 million. This net amount includes material cost reductions, the benefit of the Ford funding agreement on our labor costs, and labor efficiencies. Increased raw material costs in certain commodity groups, wages and benefits including OPEB, warranty, depreciation and amortization, and freight, were partial offsets.
      Selling, administrative and other expenses for the first half of 2005 were $524 million, compared with $503 million in the first half of 2004. The increase primarily reflects increased bad debt expense ($51 million in the first half of 2005, $47 million higher than the first half of 2004), the impact of foreign currency exchange rates ($9 million), and costs associated with the transactional negotiations with Ford. These increases were partially offset by lower IT costs ($29 million) and other cost efficiencies.
      Net interest expense and debt extinguishment cost of $60 million in the first half of 2005 was $11 million higher than the first half of 2004 primarily reflecting higher average debt balances, lower average cash balances, and higher average borrowing rates partially offset by the non-recurrence of an $11 million debt extinguishment charge in the second quarter of 2004.
      Equity in net income of affiliated companies was $14 million in the first half of 2005, compared with $29 million in the first half of 2004. The decrease is related primarily to our affiliates in China, which were impacted by lower customer production and price reductions.
      (Loss) income before income taxes and minority interests, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows income (loss) before income taxes and minority interests for the first half of 2005 and 2004, for each of our segments:

	First Half		2005
			over/(under)
	2005	2004	2004

		(Restated)
	(in millions)
Automotive Operations	$(1,348)	$70	$(1,418)
Glass Operations	(15)	12	(27)

Total	$(1,363)	$82	$(1,445)

Memo:
Special charges included above	$(1,183)	$(19)	$(1,164)
      Automotive Operations’ first half 2005 loss before income taxes and minority interests was $1,348 million compared with a profit of $70 million for the first half of 2004. Results were affected by special charges which were $1,183 million in 2005 and $19 million in 2004. The increased special charges primarily reflect non-cash asset impairment in 2005 related to assets held for sale which were transferred to a Ford-controlled entity on October 1, 2005 and to fixed assets related to the driveline and engine air/fuel systems product groups in Europe and Brazil.
      The increased loss also reflects the impact of lower Ford vehicle production volume in North America and Europe and unfavorable vehicle mix ($268 million), and increased bad debt expense ($51 million in 2005, $47 million higher than 2004), partially offset by increased, albeit lower margin, sales to non-Ford customers. Reduced prices to our customers were offset by favorable cost performance. Cost performance includes material cost reductions, the benefit of the Ford funding agreement on our labor costs, and labor efficiencies. Increased raw material costs in certain commodity groups, wages and other benefits including OPEB, warranty, depreciation and amortization, and freight were partial offsets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Loss before income taxes and minority interests for Glass Operations in the first half of 2005 was $15 million compared with a profit of $12 million for the first half of 2004. The decrease reflects lower Ford North American production volume and price reductions offset partially by favorable cost performance.
      Provision (benefit) for income taxes was a total provision of $20 million for the first half of both 2005 and 2004. Visteon’s provision for income taxes for the first half of 2005 reflects the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries, where full valuation allowances against Visteon’s deferred tax assets have been maintained since the third quarter of 2004. The provision reflects primarily income tax expense related to those countries where Visteon is profitable and whose results continue to be tax-effected, accrued withholding taxes, and certain non-recurring and other discrete tax items. Non-recurring and other discrete tax items recorded in the first half of 2005 resulted in a net tax benefit of $37 million, including a net benefit related to adjustments to Visteon’s income tax reserves, and benefits related to a change in the estimated benefit associated with tax losses in Canada and the favorable resolution of tax matters in Mexico. Non-recurring and other discrete items recorded in the first half of 2004 resulted in a tax benefit of $6 million.
      Minority interests in net income of subsidiaries was $18 million in the first half of 2005, compared with $21 million in the first half of 2004. Minority interest amounts are related primarily to Halla Climate Control Corporation, a Korean company, of which Visteon holds a 70% ownership interest.
      Net (loss) income for the first half of 2005 and 2004 is shown in the following table for each of our segments:

	First Half		2005
			over/(under)
	2005	2004	2004

		(Restated)
	(in millions)
Automotive Operations	$(1,386)	$33	$(1,419)
Glass Operations	(15)	8	(23)

Total	$(1,401)	$41	$(1,442)

Memo:
Special charges included above	$(1,183)	$(13)	$(1,170)
      Visteon reported a net loss for the first half of 2005 of $1,401 million compared with net income of $41 million for the first half of 2004 because of the factors described above in (loss) income before income taxes and minority interests. Special charges after taxes were $1,183 million for the first half of 2005 and $13 million for the first half of 2004.

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
      During the first half of 2005, costs of sales were reduced by $101 million as a result of the funding agreement’s impact on labor costs for Visteon-assigned Ford-UAW hourly employees. That reduction was comprised of $106 million in reduced charges from Ford and a one-time reduction of $17 million in previously established vacation accruals and was offset by $17 million of asset write-offs and $5 million from reduced inventory valuations. Cash flows provided by operating activities for the first half of 2005 were favorably impacted by the reduced wage reimbursements to Ford and by the acceleration of payment terms from Ford under the funding agreement.
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
      During the first half of 2005, Visteon recognized a charge in costs of sales of about $17 million related to capitalized costs of $27 million for projects that were less than one-half complete which will be transferred to a Ford-controlled entity. The loss primarily represents costs incurred and capitalized by Visteon at December 31, 2004 associated with these projects. Cash proceeds of $10 million from these sales were received during the second quarter of 2005.
Sale of North American Facilities
      On May 24, 2005, Visteon and Ford entered into a non-binding Memorandum of Understanding (“MOU”), setting forth a framework for the transfer of twenty-three North American facilities and related assets (the “Business”) to a Ford-controlled entity. In September 2005, Visteon and Ford entered into several definitive agreements and Visteon completed the transfer of the Business to ACH, an indirect, wholly-owned subsidiary of Visteon, pursuant to the terms of the agreements described below. On October 1, 2005, Ford acquired from Visteon all of the issued and outstanding shares of common stock of the parent of ACH in exchange for Ford’s payment to Visteon of approximately $311 million (subject to post-closing adjustment), as well as the forgiveness of certain OPEB liabilities and other obligations relating to hourly employees associated with the Business, and the assumption of certain other liabilities with respect to the Business, each in accordance with the agreements described below.
      Following the signing of the MOU and at June 30, 2005, Visteon has classified the manufacturing facilities and associated assets, including inventory, machinery, equipment and tooling, as well as associated liabilities including postretirement benefits, to be sold as “held for sale”. Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets that are considered “held for sale” to be measured at the lower of their carrying value or fair value less cost to sell and future depreciation of such assets is ceased. During the second quarter of 2005, the Automotive Operations recorded a pre-tax non-cash impairment of $920 million to write-down those assets considered “held for sale” to their aggregate estimated fair value less cost to sell. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms.
      To effectuate the transactions discussed above, Visteon entered the following agreements, all dated as of September 12, 2005, with Ford, a Master Agreement, (the “Master Agreement”), a Visteon “A” Transaction Agreement, (the “Transaction Agreement”), a Visteon “B” Purchase Agreement, (the “Purchase Agreement”), and a Contribution Agreement, (the “Contribution Agreement”), with Automotive Components Holdings, Inc. (“Holdings”). In addition, Visteon entered into the following agreements in connection with the closing of the transactions discussed above.

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
Liquidity and Capital Resources
Overview
      Visteon’s cash and liquidity needs are impacted by the level, variability, and timing of our customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. Our intra-year needs are impacted also by seasonal effects in the industry, such as the shutdown of operations for about two weeks in July, the subsequent ramp-up of new model production and the additional one-week shutdown in December by our primary North American customers. These seasonal effects normally require use of liquidity resources during the first and third quarters. Further, as our operating profitability has become more concentrated with our foreign subsidiaries and joint ventures, our cash balance located outside the U.S. has increased. Approximately one-fourth of Visteon’s cash at June 30, 2005 was held in the U.S. Visteon’s ability to move cash among its operating locations is subject to the operating needs of each location as well as restrictions imposed by local laws.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Visteon’s balance sheet reflects cash of $823 million and total debt of $1,921 million at June 30, 2005, compared with cash of $752 million and total debt of $2,021 million at December 31, 2004. The Ford interim agreements entered into in the first quarter aided our liquidity position through the first half of 2005, and continued to do so through modified payment terms, reduction in labor reimbursement costs and Ford funding of capital expenditures at certain U.S. facilities through the third quarter. Our overall level of capital expenditures was reduced compared to the same period last year, and the dividend was suspended in February 2005, further conserving cash resources. Finally, as discussed further above, in the fourth quarter we completed a series of transactions with Ford that transfer all of our UAW master agreement plants to a Ford-controlled entity and provide access to additional restructuring funds.
      Visteon also took several actions to address its immediate liquidity access needs. During the second quarter in 2005, Visteon obtained a $300 million short-term credit facility and amended and restated its existing five-year credit and term loan facilities, as further described below. Visteon also renewed through March 2006 its U.S. non-Ford accounts receivable securitization facility, and, despite reductions in Visteon’s credit rating, maintained access to the full amount of undivided interests that VRL can sell to the conduit until December 15, 2005. In addition, Visteon increased the sale of non-Ford receivables in Europe and initiated a program in Asia in the first quarter of 2005, and expects to continue to utilize such receivables securitization facilities.
      We believe that cash flow from operations, combined with access to external liquidity sources, will be sufficient to fund capital spending, debt maturities and other cash obligations in 2005. However, liquidity from internal or external sources to meet these obligations is dependent on a number of factors, including availability of cash balances, credit ratings, industry economic factors, and the availability of the capital markets. In addition, because Visteon was not timely in making its SEC filings in 2005, we are ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for 12 months prior to the filing of a registration statement for those securities. Accordingly, we are unable to use our presently effective shelf registration statement to sell securities in the public market without first obtaining a waiver from the SEC. Visteon can provide no assurance that, if needed, additional liquidity will be available at the times or in the amounts needed, or on terms and conditions acceptable to Visteon. At June 30, 2005, Visteon was in compliance with the covenants contained in its credit agreements, although there can be no assurance that Visteon will remain in compliance with such covenants in the future. If we were to violate a financial covenant and not obtain a waiver, the credit agreements could be terminated and amounts outstanding would be accelerated. We can provide no assurance that, in such event, that we would have access to sufficient liquidity resources to repay such amounts.
Long-Term Debt
      Visteon had $1,541 million of outstanding long-term debt at June 30, 2005. This debt includes $705 million of notes bearing interest at 8.25% due August 1, 2010, $451 million of notes bearing interest at 7.00% due March 10, 2014, $239 million of the five-year term loan related to our facilities consolidation in Southeastern Michigan due June 25, 2007, and $146 million of various other, primarily non-U.S. affiliate long-term debt instruments with various maturities.
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

Financing Arrangements
      We and our consolidated subsidiaries have credit line arrangements with various banks throughout the world. As of June 30, 2005, Visteon had $239 million of borrowings outstanding, and about $106 million of obligations under the standby letters of credit, under our primary bank credit agreements described below. In addition, as of September 30, 2005, approximately $276 million was outstanding, primarily payable in non-U.S. currencies, under committed facilities available to our consolidated subsidiaries.
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
      On June 24, 2005, Visteon entered into a $300 million short-term secured revolving credit agreement (the “Short-Term Credit Agreement”) with a syndicate of financial institutions, and entered into amendments and restatements (the “Amendments”, and together with the Short-Term Credit Agreement, the “Credit Agreements”) to the Five-Year Credit Agreement and the Term Loan Credit Agreement to conform certain provisions of such agreements to provisions of the Short-Term Credit Agreement. The Short-Term Credit Agreement will expire on December 15, 2005. Further, the Credit Agreements provided that Visteon had until December 10, 2005 to provide quarterly financial statements for each of the periods ended March 31, 2005, June 30, 2005, and September 30, 2005, which Visteon fulfilled by filing these financial statements in November 2005. In light of the upcoming expiration of the Short-Term Credit Agreement in December 2005, Visteon is exploring its financing alternatives.
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

      The Credit Agreements contain, among other things, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this type. Such covenants include the requirement to use the proceeds of certain subsidiary or asset sales, additional indebtedness and sale-leaseback transactions to reduce unused commitments and prepay or cash collateralize extensions of credit, certain restrictions on the incurrence of indebtedness, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other repayments in respect of capital stock, voluntary prepayments of other indebtedness, capital expenditures, transactions with affiliates, sale-leaseback transactions, changes in fiscal year, hedging arrangements, negative pledge clauses, subsidiary distributions and the activities of a certain holding company subsidiary, subject to certain exceptions. The Credit Agreements also contain financial covenants based on consolidated leverage ratios, which are tested at each quarter-end using the ratio of (a) Consolidated Total Debt to (b) Consolidated EBITDA, excluding, most notably, permitted non-recurring expenses or losses and income or gains (each as defined in the Short-Term Credit Agreement). The above mentioned ratio cannot exceed 3.75 to 1 for the quarter ended June 30, 2005, 5.00 to 1 for the quarter ended September 30, 2005, 4.20 to 1 for the quarter ended December 31, 2005, 3.50 to 1 for the quarter ended March 31, 2006, 3.25 to 1 for the quarter ended June 30, 2006, 3.00 to 1 for the quarter ended September 30, 2006, and 2.50 to 1 for the quarter ended December 31, 2006 and thereafter. We were in compliance with this covenant as of June 30, 2005.
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

Receivables Securitization Facilities and Other Liquidity Sources
      In March 2004, Visteon established a revolving accounts receivable securitization facility in the U.S. The facility allows for the sale of a portion of non-Ford U.S. trade receivables to a wholly-owned consolidated special purpose entity, VRL, which may then sell an undivided interest in the receivables to an asset-backed multi-seller conduit which is unrelated to Visteon or VRL. At June 30, 2005, VRL had no sales in a pool of about $252 million of net receivables. At June 30, 2005 the maximum amount of undivided interests that VRL could have sold to the conduit was approximately $67 million. Visteon expects the maximum amount of undivided interest that VRL could sell to the conduit during the fourth quarter of 2005 to be partially reduced due to the transactions with Ford on October 1, 2005. The facility has been extended to March 29, 2006 and is extendable annually through March 2008 through mutual agreement of both parties. The April 2005 reductions in Visteon’s credit ratings would have effectively reduced the maximum amount of undivided interest that VRL could sell to the conduit to zero; however, Visteon has obtained a waiver to this credit rating reduction effective through December 15, 2005. In addition, Visteon increased the capacity and sale of non-Ford receivables in Europe. The European programs now provide for up to euro 80 million in receivable sales. As of June 30, 2005, Visteon had sold euro 64 million ($77 million). Visteon also initiated a smaller program in Asia in the first quarter of 2005 of which Japanese yen 489 million ($4 million) were sold as of June 30, 2005. The Asia program provides for up to yen 1.5 billion in receivable sales.
      Prior to April 2005, Visteon had maintained a trade payables program through General Electric Capital Corporation (“GECC”) that provided financial flexibility to Visteon and its suppliers. When a supplier participated in the program, GECC paid the supplier the amount due from Visteon in advance of the original due date. In exchange for the earlier payment, our suppliers accepted a discounted payment. Visteon paid GECC the full amount. Approximately $69 million was outstanding to GECC under this program at December 31, 2004. Amounts outstanding under this program are supported by a stand-by letter of credit and are reported in debt payable within one year in the Consolidated Balance Sheet. Visteon terminated the program in April 2005.
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
Cash Requirements
      Cash required to meet capital expenditure needs in the first half of 2005 was $277 million. Capital expenditures in 2005 are expected to continue to be lower than historic levels due to the agreement with Ford in March 2005, as described above, and the substantial completion of the facilities consolidation in Southeastern Michigan during 2004. In addition, the Credit Agreements contain limits on annual capital expenditures. In 2005, Visteon cannot exceed $400 million in capital expenditures from June 24, 2005 through December 31, 2005.
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
Cash Flows
Operating Activities
      Cash provided by operating activities during the first half of 2005 totaled $505 million, compared with cash provided by operating activities of $348 million for the same period in 2004. The improvement is largely attributable to improved trade working capital flows due primarily to the March 2005 funding agreement with Ford and subsequent amendment (which in total accelerated terms from 33 days to 18 days) and lower inventory levels, offset partially by operating losses.
Investing Activities
      Cash used in investing activities was $258 million during the first half of 2005, compared with $353 million for the first half of 2004. Visteon’s capital expenditures in the first half of 2005 totaled $277 million, compared with $366 million for the same period in 2004, reflecting primarily the substantial completion of facilities consolidation in 2004 and the March 2005 master equipment bailment agreement with Ford. During the first half of 2005, proceeds from asset disposals were $35 million, and investments in two new joint ventures located in China were $16 million. The Credit Agreements limit the amount of capital expenditures and investments Visteon may make.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Financing Activities
      Cash used in financing activities totaled $155 million in the first half of 2005, compared with $69 million provided by financing activities in the same period in 2004. The cash used in 2005 reflects primarily the termination of the GECC program and reductions in debt. The cash proceeds in 2004 reflect primarily the net increase in debt of $200 million due to the March 2004 issuance of debt securities offset partially by the April 2004 repurchase of certain existing notes, maturing short-term commercial paper obligations, dividend payments, and reductions in other debt. In February 2005, the Visteon Board of Directors elected to suspend the payment of its usual quarterly dividend of $0.06 per share of common stock. The Credit Agreements also limit the amount of cash payments for dividends Visteon may make. Cash paid for dividends was $16 million in the first half of 2004.
Other Financial Information
      PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed a limited review of the financial data presented on page 1 through 28 inclusive. The review was performed in accordance with standards for such reviews established by the Public Company Accounting Oversight Board (United States). The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm’s liability under Section 11 does not extend to it.
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
      Visteon’s primary foreign exchange operating exposures include the Korean won, Mexican peso, euro, Canadian dollar and Czech koruna. Because of the mix between our costs and our sales in various regions, operating results are exposed generally to weakening of the euro and to strengthening of the Korean won, Mexican peso, Canadian dollar and Czech koruna. For transactions in these currencies, Visteon utilizes a strategy of partial coverage. As of June 30, 2005, our coverage for projected transactions in these currencies was about 49% for 2005.
      As of June 30, 2005 and December 31, 2004, the net fair value of foreign currency forward and option contracts was an asset of $15 million and $18 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $76 million and $72 million as of June 30, 2005 and December 31, 2004, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because all exchange rates typically do not move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of our financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
Interest Rate Risk
      Visteon uses interest rate swaps to manage interest rate risk. These swaps effectively convert a portion of Visteon’s fixed rate debt into variable rate debt. During the first quarter of 2005, Visteon terminated interest rate swaps with a notional amount of $200 million related to the 8.25% notes due August 1, 2010, which reduced the notional amount of interest rate swaps to $350 million. As of June 30, 2005 and December 31, 2004 about 58% and 45% of Visteon’s borrowings were effectively on a fixed rate basis.
      As of June 30, 2005 and December 31, 2004, the net fair value of interest rate swaps was a liability of $3 million and an asset of $2 million, respectively. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $10 million and $16 million as of June 30, 2005 and December 31, 2004, respectively. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $4 million and $6 million as of June 30, 2005 and December 31, 2004, respectively. This analysis may overstate the adverse impact on net interest expense because of the short-term nature of our interest bearing investments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

Commodity Risk
      Visteon’s exposure to market risks from changes in the price of steel products, plastic resins, and diesel fuel are not hedged due to a lack of acceptable hedging instruments in the market. Visteon’s exposures to price changes in these commodities and non-ferrous metals are attempted to be addressed through negotiations with our suppliers and customers, although there can be no assurance that Visteon will not have to absorb any or all price increases and/or surcharges. When and if acceptable hedging instruments are available in the market, management will determine at that time, depending upon Visteon’s exposure level if financial hedging is appropriate, the effectiveness of the financial hedge and other factors.
      In the second quarter of 2005, Visteon discontinued hedge accounting treatment for certain natural gas and copper forward contracts as the underlying transactions are no longer expected to occur, resulting in the reclassification of a gain of about $8 million from “accumulated other comprehensive income” to earnings in the second quarter of 2005. These forward contracts were subsequently terminated during the third quarter of 2005. Upon completion of the transactions with Ford, Visteon’s exposure to market risks from changes in the price of natural gas and copper will be substantially reduced.

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

ITEM 4.	CONTROLS AND PROCEDURES — (Continued)

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in the company’s internal control over financial reporting as of December 31, 2004 and through June 30, 2005.

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

ITEM 4.	CONTROLS AND PROCEDURES — (Continued)

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

ITEM 1.	LEGAL PROCEEDINGS — (Continued)

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
      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by Visteon for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to Visteon and could require Visteon to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at June 30, 2005 that are in excess of established reserves. Visteon does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on our financial condition, results of operations or cash flows, although such an outcome is possible.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      In May 2005, we issued a total of 6,000 restricted shares of common stock to two of our non-employee directors pursuant to the terms of the Visteon Corporation Restricted Stock Plan for Non-Employee Directors. Such issuances were exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering under Section 4(2).
      There were no purchases of shares of our common stock made by or on behalf of Visteon, or an affiliated purchaser, during the second quarter of 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      The Annual Meeting of Stockholders was held on May 11, 2005. At the meeting, the following matters were submitted to a vote of the stockholders:

(1)	The election of three directors to serve for a three-year term beginning at the 2005 annual meeting of stockholders and expiring at the 2008 annual meeting of stockholders.

Nominee	For	Withheld

Marla C. Gottschalk	97,198,686	10,208,472
William H. Gray, III	86,757,642	20,649,516
James D. Thornton	97,173,272	10,233,886

(2)	The ratification of the appointment of PricewaterhouseCoopers LLP as Visteon’s independent registered public accounting firm for fiscal year 2005.

For	Against	Abstain	Broker Non-Votes

105,205,520	1,336,494	865,144	N/A

(3)	A shareholder proposal relating to the annual election of directors.

For	Against	Abstain	Broker Non-Votes

75,622,907	10,977,628	1,512,790	19,293,833

ITEM 6.	EXHIBITS
      (a) Exhibits
      Please refer to the Exhibit Index on Page 60.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ William G. Quigley III

William G. Quigley III
Vice President, Corporate Controller and
Chief Accounting Officer
Date: November 22, 2005

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.
4.1	Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.2	Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.3	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
4.4	Form of Warrant Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
4.5	Form of Stockholder Agreement, dated as of October 1, 2005, between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Purchase and Supply Agreement dated as of December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003. †
10.3	2003 Relationship Agreement dated December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.4	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.5	Aftermarket Relationship Agreement dated as of January 1, 2000 between Visteon and the Automotive Consumer Services Group of Ford is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.6	Amended and Restated Hourly Employee Assignment Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.

Exhibit
Number		Exhibit Name

10.7		Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10	.7.1	Amendment Number Two, effective as of October 1, 2005, to Amended and Restated Employee Transition Agreement, dated as of April 1, 2000 and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.8		Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.9		Visteon Corporation 2004 Incentive Plan, as amended and restated, is incorporated herein by reference to Appendix B to the Proxy Statement of Visteon dated March 30, 2004.*
10	.9.1	Form of Terms and Conditions of Nonqualified Stock Options is incorporated herein by reference to Exhibit 10.9.1 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10	.9.2	Form of Terms and Conditions of Restricted Stock Grants is incorporated herein by reference to Exhibit 10.9.2 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10	.9.3	Form of Terms and Conditions of Restricted Stock Units is incorporated herein by reference to Exhibit 10.9.3 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10	.9.4	Form of Terms and Conditions of Stock Appreciation Rights is incorporated herein by reference to Exhibit 10.9.4 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.10		Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10	.10.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.10 hereto entered into by Visteon with Messrs. Johnston, Stebbins, Palmer, Pfannschmidt, Donofrio and Marcin is incorporated herein by reference to Exhibit 10.10.1 to the Quarterly Report on Form 10-Q of Visteon dated November 22, 2005.*
10.11		Issuing and Paying Agency Agreement dated as of June 5, 2000 between Visteon and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.12		Corporate Commercial Paper — Master Note dated June 1, 2000 is incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.13		Letter Loan Agreement dated as of June 12, 2000 from The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.14		Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*

Exhibit
Number		Exhibit Name

10.15		Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.16		Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10	.16.1	Amendment to the Visteon Corporation Deferred Compensation Plan, effective as of June 27, 2005, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated June 30, 2005.*
10.17		Visteon Corporation Savings Parity Plan is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.18		Visteon Corporation Pension Parity Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated February 9, 2005.*
10.19		Visteon Corporation Supplemental Executive Retirement Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated February 9, 2005.*
10.20		Executive Employment Agreement dated as of September 15, 2000 between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2001.*
10.21		Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.22		Visteon Corporation Executive Separation Allowance Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated February 9, 2005.*
10.23		Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain executive officers under the plans constituting Exhibits 10.14, 10.16, 10.16.1, 10.17, 10.18, 10.19 and 10.22 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.24		Amended and Restated Five-Year Revolving Loan Credit Agreement, dated as of June 24, 2005, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citicorp USA, Inc., as syndication agent, is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated June 30, 2005.
10.25		Credit Agreement, dated as of June 24, 2005, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citicorp USA, Inc., as syndication agent, and Credit Suisse, Cayman Islands Branch, Deutsche Bank Securities Inc. and Sumitomo Mitsui Banking Corporation, as documentation agents, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated June 30, 2005.

Exhibit
Number		Exhibit Name

10.26		Amended and Restated Five-Year Term Loan Credit Agreement, dated as of June 24, 2005, among Visteon, Oasis Holdings Statutory Trust, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citicorp USA, Inc., as syndication agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated June 30, 2005.
10.27		Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*
10.28		Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.29		Letter Agreement, effective as of May 23, 2005, between Visteon and Mr. Donald J. Stebbins is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 23, 2005.*
10.30		Visteon Corporation Non-Employee Director Stock Unit Plan is incorporated herein by reference to Appendix C to the Proxy Statement of Visteon dated March 30, 2004.*
10.31		Employment Agreement dated as of June 2, 2004 between Visteon and James F. Palmer is incorporated herein by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2004.*
10.32		Visteon Executive Severance Plan is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated February 9, 2005.*
10.33		Form of Executive Retiree Health Care Agreement is incorporated herein by reference to Exhibit 10.28 to the Current Report on Form 8-K of Visteon dated December 9, 2004.*
10	.33.1	Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.33 hereto entered into by Visteon with Messrs. Johnston, Orchard and Palmer is incorporated herein by reference to Exhibit 10.33.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2004.*
10.34		Funding Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated March 10, 2005.
10	.34.1	Amendment, effective as of May 24, 2005, to the Funding Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 25, 2005.
10.35		Master Equipment Bailment Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated March 10, 2005.
10	.35.1	Amendment, effective as of May 1, 2005, to the Master Equipment Bailment Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated May 25, 2005.
10.36		Resignation Agreement, dated as of March 10, 2005, between Visteon and Stacy L. Fox is incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2004.*

Exhibit
Number	Exhibit Name

10.37	Consulting Agreement, dated as of March 10, 2005, between Visteon and Stacy L. Fox is incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2004.*
10.38	Contribution Agreement, dated as of September 12, 2005, between Visteon and VHF Holdings, Inc. is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.39	Visteon “A” Transaction Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.40	Visteon “B” Purchase Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.41	Escrow Agreement, dated as of October 1, 2005, among Visteon, Ford and Deutsche Bank Trust Company Americas, as escrow agent, is incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.42	Reimbursement Agreement, dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.43	Master Services Agreement, dated as of September 30, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.44	Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.45	Visteon Hourly Employee Conversion Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.46	Visteon Salaried Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.47	Visteon Salaried Employee Lease Agreement (Rawsonville/Sterling), dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.48	Visteon Salaried Employee Transition Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.49	Purchase and Supply Agreement, dated as of September 30, 2005, between Visteon (as seller) and Automotive Components Holdings, LLC (as buyer) is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated October 6, 2005. †
10.50	Purchase and Supply Agreement, dated as of September 30, 2005, between Automotive Components Holdings, LLC (as seller) and Visteon (as buyer) is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†

Exhibit
Number	Exhibit Name

10.51	Purchase and Supply Agreement, dated as of October 1, 2005, between Visteon (as seller) and Ford (as buyer) is incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Visteon dated October 6, 2005. †
10.52	Intellectual Property Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.53	Software License and Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc. and Automotive Components Holdings, Inc. is incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.54	Intellectual Property License Agreement, dated as of October 1, 2005, among Visteon, Visteon Global Technologies, Inc. and Ford is incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.55	Form of Secured Promissory Note of Visteon, as issued on September 19, 2005, is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.56	Master Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
12.1	Statement re: Computation of Ratios.
14.1	Visteon Corporation — A Pledge of Integrity, as amended effective September 23, 2005 (code of business conduct and ethics) is incorporated herein by reference to Exhibit 14.1 to the Current Report on Form 8-K of Visteon dated September 28, 2005.
15.1	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 22, 2005 relating to Financial Information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated November 22, 2005.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated November 22, 2005.
32.1	Section 1350 Certification of Chief Executive Officer dated November 22, 2005.
32.2	Section 1350 Certification of Chief Financial Officer dated November 22, 2005.

†	Portions of these exhibits have been redacted pursuant to confidential treatment requests filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
      In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.