Form 10-Q
period 2005-09-30
VISTEON CORP
filed 2005-11-22
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005, or
☐
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
Exhibit index located on page number 62.

VISTEON CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended September 30, 2005 and 2004
(in millions, except per share amounts)

	Third Quarter		First Nine Months

	2005	2004	2005	2004

		(Restated)		(Restated)
	(unaudited)
Sales
Ford and affiliates	$2,649	$2,772	$9,126	$9,900
Other customers	1,472	1,364	4,985	4,078

Total sales	4,121	4,136	14,111	13,978
Costs and expenses (Notes 4 and 6)
Costs of sales	4,032	4,366	14,815	13,603
Selling, administrative and other expenses	239	225	763	728

Total costs and expenses	4,271	4,591	15,578	14,331
Operating loss	(150)	(455)	(1,467)	(353)
Interest income	6	5	16	14
Debt extinguishment cost (Note 9)	—	—	—	11
Interest expense	44	28	114	75

Net interest expense and debt extinguishment cost	(38)	(23)	(98)	(72)
Equity in net income of affiliated companies (Note 4)	8	9	22	38

Loss before income taxes and minority interests	(180)	(469)	(1,543)	(387)
Provision for income taxes (Note 4)	21	963	41	983

Loss before minority interests	(201)	(1,432)	(1,584)	(1,370)
Minority interests in net income of subsidiaries	6	7	24	28

Net loss	$(207)	$(1,439)	$(1,608)	$(1,398)

Net loss per share (Note 10)
Basic and diluted	$(1.64)	$(11.48)	$(12.78)	$(11.16)
Cash dividends per share	$—	$0.06	$—	$0.18
The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30,	December 31,
	2005	2004

	(unaudited)	(Restated)
Assets
Cash and cash equivalents	$898	$752
Accounts receivable — Ford and affiliates	1,127	1,255
Accounts receivable — other customers (Note 8)	1,196	1,285

Total receivables, net (Note 4)	2,323	2,540
Inventories (Note 12)	575	889
Deferred income taxes (Note 4)	35	37
Assets held for sale (Note 4)	329	—
Prepaid expenses and other current assets	235	212

Total current assets	4,395	4,430
Equity in net assets of affiliated companies	242	227
Net property	3,254	5,303
Deferred income taxes (Note 4)	136	129
Assets held for sale (Note 4)	623	—
Other assets	173	203

Total assets	$8,823	$10,292

Liabilities and Stockholders’ (Deficit) Equity
Trade payables	$2,333	$2,493
Accrued liabilities	989	894
Income taxes payable (Note 4)	8	27
Debt payable within one year (Note 9)	433	508
Liabilities associated with assets held for sale (Note 4)	228	—

Total current liabilities	3,991	3,922
Long-term debt (Note 9)	1,522	1,513
Postretirement benefits other than pensions	709	639
Postretirement benefits payable to Ford	94	2,135
Deferred income taxes (Note 4)	288	287
Liabilities associated with assets held for sale (Note 4)	2,448	—
Other liabilities	1,201	1,476

Total liabilities	10,253	9,972
Stockholders’ (Deficit) Equity
Capital stock
Preferred stock, par value $1.00, 50 million shares authorized, none outstanding	—	—
Common stock, par value $1.00, 500 million shares authorized, 131 million shares issued, 129 million and 130 million shares outstanding, respectively	131	131
Capital in excess of par value of stock	3,394	3,380
Accumulated other comprehensive (loss) income (Note 13)	(147)	5
Other	(30)	(26)
Accumulated deficit	(4,778)	(3,170)

Total stockholders’ (deficit) equity	(1,430)	320

Total liabilities and stockholders’ (deficit) equity	$8,823	$10,292

The accompanying notes are part of the financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2005 and 2004
(in millions)

	First Nine Months

	2005	2004

		(Restated)
	(unaudited)
Cash and cash equivalents at January 1	$752	$953
Cash flows from operating activities
Net loss	(1,608)	(1,398)
Depreciation and amortization	473	514
Asset impairment charges	1,176	314
Earnings of affiliated companies less than dividends remitted	11	4
Sale of receivables	42	72
Changes in assets and liabilities:
Accounts receivable	65	(382)
Inventories	1	(122)
Accounts payable	(14)	156
Postretirement benefits other than pensions	219	147
Income taxes deferred and payable, net	(41)	911
Other assets and other liabilities	22	(21)
Other	29	28

Net cash provided by operating activities	375	223
Cash flows from investing activities
Capital expenditures	(400)	(569)
Acquisitions and investments in joint ventures	(20)	—
Deposit on transferred business	311	—
Sales and maturities of securities	—	3
Other, including proceeds from asset disposals	39	18

Net cash used in investing activities	(70)	(548)
Cash flows from financing activities
Commercial paper repayments, net	—	(31)
Other short-term debt, net	191	(30)
Proceeds from issuance of other debt, net of issuance costs	40	548
Maturity/ Repurchase of unsecured debt securities	(250)	(269)
Principal payments on other debt	(39)	(32)
Treasury stock activity	(2)	(11)
Cash dividends	—	(24)
Other, including book overdrafts	(76)	(48)

Net cash (used in) provided by financing activities	(136)	103
Effect of exchange rate changes on cash	(23)	(2)

Net increase in cash and cash equivalents	146	(224)

Cash and cash equivalents at September 30	$898	$729

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
      As a result of the restatement, previously reported net loss increased by $15 million ($0.12 per share) and $18 million ($0.15 per share) for the third quarter and first nine months ended September 30, 2004, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 2.	Restatement of Financial Statements — (Continued)
      The following summarizes the impact of these accounting corrections on Visteon’s previously reported net loss as reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the SEC on March 16, 2005. These accounting corrections impacted previously reported costs of sales and income tax expense on the consolidated statement of operations.

	Third	First Nine
	Quarter	Months

	2004

	(in millions)
Net loss, as previously reported	$(1,424)	$(1,380)
Accounting corrections for freight costs (pre-tax)(1)	(1)	3
Accounting corrections for raw material costs (pre-tax)(2)	(9)	(16)
Accounting corrections for other supplier costs (pre-tax)(3)	—	(2)
Tax impact of above(4)	(2)	—
Accounting correction for income taxes(5)	(3)	(3)

Net loss, as restated	$(1,439)	$(1,398)

(1)	Represents corrections to record freight costs incurred for services provided that were not properly accrued in the period such services were performed. The impact of the correction of these errors had an impact of less than $500,000 on net loss for the third quarter of 2004 and decreased net loss by approximately $3 million ($0.03 per share) for the nine months ended September 30, 2004.

(2)	Represents corrections to record raw material cost increases that were not properly accrued in the period such increases were incurred. The impact of the correction of these errors increased net loss by approximately $11 million ($0.09 per share) and $16 million ($0.14 per share) for the third quarter and the nine months ended September 30, 2004, respectively.

(3)	Represents corrections to record other supplier costs that should have been accrued in periods prior to September 30, 2004. The impact of the correction of these errors increased net loss by approximately $1 million ($0.01 per share) and $2 million ($0.02 per share) for the third quarter and the nine months ended September 30, 2004, respectively.

(4)	Represents the deferred tax impact of the pre-tax accounting corrections described above.

(5)	Represents a correction for income taxes related to various foreign affiliates that should have been recognized in 2004. The impact of this correction increased net loss by approximately $3 million ($0.02 per share) for the third quarter and the nine months ended September 30, 2004.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 2.	Restatement of Financial Statements — (Continued)
      The following is a summary of the impact of these accounting corrections on Visteon’s previously issued consolidated statement of operations and consolidated balance sheet. These accounting corrections had no impact on Visteon’s consolidated statement of cash flows.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

			First Nine Months
	Third Quarter 2004		2004

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Sales
Ford and affiliates	$2,772	$2,772	$9,900	$9,900
Other customers	1,364	1,364	4,078	4,078

Total sales	4,136	4,136	13,978	13,978
Costs and expenses
Costs of sales	4,356	4,366	13,588	13,603
Selling, administrative and other expenses	225	225	728	728

Total costs and expenses	4,581	4,591	14,316	14,331
Operating loss	(445)	(455)	(338)	(353)
Interest income	5	5	14	14
Debt extinguishment cost	—	—	11	11
Interest expense	28	28	75	75

Net interest expense	(23)	(23)	(72)	(72)
Equity in net income of affiliated companies	9	9	38	38

Loss before income taxes and minority interests	(459)	(469)	(372)	(387)
Provision for income taxes	958	963	980	983

Loss before minority interests	(1,417)	(1,432)	(1,352)	(1,370)
Minority interests in net income of subsidiaries	7	7	28	28

Net loss	$(1,424)	$(1,439)	$(1,380)	$(1,398)

Net loss per share
Basic and diluted	$(11.36)	$(11.48)	$(11.01)	$(11.16)

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 2.	Restatement of Financial Statements — (Continued)
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

      Certain amounts in Notes 4, 5, 6, 10, 13, and 14 have been restated to reflect the restatement accounting corrections described above.

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
      During the first nine months of 2005, costs of sales were reduced by $170 million as a result of the funding agreement’s impact on labor costs for Visteon-assigned Ford-UAW hourly employees. That reduction was comprised of $175 million in reduced labor charges from Ford and a one-time reduction of $17 million in previously established vacation accruals and was offset by $17 million of asset write-offs and $5 million from reduced inventory valuations. Cash flows provided by operating activities for the first nine months of 2005 were favorably impacted by the reduced wage reimbursements to Ford and by the acceleration of payment terms from Ford under the funding agreement.
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
      During the first nine months of 2005, Visteon recognized a charge in costs of sales of about $17 million related to capitalized costs of $27 million for projects that were less than one-half complete which will be transferred to a Ford-controlled entity. The loss primarily represents costs incurred and capitalized by Visteon at December 31, 2004 associated with these projects. Cash proceeds of $10 million from these sales were received during the second quarter of 2005.
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
Sale of North American Facilities
      On May 24, 2005, Visteon and Ford entered into a non-binding Memorandum of Understanding (“MOU”), setting forth a framework for the transfer of twenty-three North American facilities and related assets (the “Business”) to a Ford controlled entity. In September 2005, Visteon and Ford entered into several definitive agreements and Visteon completed the transfer of the Business to Automotive Components Holdings, LLC (“ACH”), an indirect, wholly-owned subsidiary of Visteon, and its subsidiaries.
      Following the signing of the MOU and at September 30, 2005, Visteon has classified the manufacturing facilities and associated assets, including inventory, machinery, equipment and tooling, as well as associated liabilities including postretirement benefits, to be sold as “held for sale”. Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets that are considered “held for sale” to be measured at the lower of their carrying value or fair value less cost to sell and future depreciation of such assets is ceased. During the second quarter of 2005, the Automotive Operations recorded a pre-tax non-cash impairment of $920 million to write-down those assets considered “held for sale” to their aggregate estimated fair value less cost to sell. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms.
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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 4.	Selected Costs, Income and Other Information
Depreciation and Amortization
      Depreciation and amortization expenses are summarized as follows:

	Third Quarter		First Nine Months

	2005	2004	2005	2004

	(in millions)
Depreciation	$99	$152	$403	$434
Amortization	18	27	70	80

Total	$117	$179	$473	$514

Investments in Affiliates
      The following table presents summarized financial data for those affiliates accounted for under the equity method. The amounts represent 100% of the results of operations of these affiliates. Visteon reports its share of their net income in the line “Equity in net income of affiliated companies” on the Consolidated Statement of Operations.

	Third Quarter		First Nine Months

	2005	2004	2005	2004

	(in millions)
Net sales	$446	$340	$1,159	$1,127
Gross profit	70	50	174	198
Net income	16	20	45	76
Accounts Receivable
      The allowance for doubtful accounts was $80 million at September 30, 2005 and $44 million at December 31, 2004. Allowance for doubtful accounts is determined considering factors such as length of time accounts are past due, historical experience of write-offs, and our customers’ financial condition. The September 30, 2005 allowance includes a provision related to the bankruptcy of a customer in the U.S. and Europe.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 4.	Selected Costs, Income and Other Information — (Continued)
Assets Held for Sale and Liabilities Associated with Assets Held for Sale
      Visteon has classified certain assets and liabilities as “assets held for sale” and “liabilities associated with assets held for sale” following the signing of the MOU as described in Note 3, “Arrangements with Ford and its Affiliates.” Included in the balance sheet at September 30, 2005 are assets held for sale of $952 million and liabilities associated with assets held for sale of $2,676 million. The assets held for sale and liabilities associated with assets held for sale are as follows:

September 30,
2005

(in millions)
Assets Held for Sale:
Accounts receivable — Ford and Affiliates	$5
Inventories	299
Prepaid expenses and other current assets	25

Current assets held for sale	329
Net property, after asset impairment charge	595
Other assets	28

Non-current assets held for sale	623

Total assets held for sale	$952

Liabilities Associated with Assets Held for Sale:
Accrued liabilities	$228

Current liabilities held for sale	228
Postretirement benefits payable to Ford	2,183
Other liabilities	265

Non-current liabilities associated with assets held for sale	2,448

Total liabilities associated with assets held for sale	$2,676

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
      For the third quarter and first nine months of 2005, Visteon recorded provisions of $21 million and $41 million, respectively, as compared with provisions of $963 million and $983 million, respectively, for the third quarter and first nine months of 2004. Visteon’s provision for income taxes for the third quarter and first nine months of 2005 reflects the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries, where full valuation allowances against our deferred tax assets have been maintained since the third quarter of 2004. The provision for the third quarter and first nine months of 2005 reflects primarily income tax expense related to those countries where Visteon is profitable and whose results continue to be tax-effected, accrued withholding taxes, and certain non-recurring and other discrete tax items.
      In the third quarter of 2005, the $3 million tax benefit related to favorable currency exchange rate movements was largely offset by other non-recurring and discrete tax provision items in the quarter. Visteon’s provision for income taxes of $963 million for the third quarter of 2004 includes a charge of $931 million to write-down our net deferred tax assets, as of the beginning of the third quarter, in the U.S. and certain foreign countries. This charge is comprised of $948 million related to deferred tax assets as of the beginning of the year and $60 million for income tax benefits recorded during the first half of 2004, offset by the reduction of related tax reserves of $77 million.
      Non-recurring and other discrete tax items recorded in the first nine months of 2005 resulted in a net benefit of $37 million. This includes the items described above, as well as a benefit of $29 million, reflecting primarily a reduction in our income tax reserves corresponding with the conclusion of U.S. Federal income tax audits for 2003, 2002 and certain pre-spin periods recorded in the second quarter of 2005, and a net benefit of $8 million recorded in the first quarter of 2005, consisting primarily of benefits related to a change in the estimated benefit associated with tax losses in Canada and the favorable resolution of tax matters in Mexico, offset by net provisions recorded primarily to increase our income tax reserves for prior year tax exposures. The first nine months of 2004 includes a charge of $871 million related to additional valuation allowances established against Visteon’s deferred tax assets in the U.S. and certain foreign countries. This charge is comprised of $948 million related to deferred tax assets as of the beginning of the year, offset by the reduction of related tax reserves of $77 million. Visteon’s results for the first nine months of 2004 reflect no income tax benefits for current year losses in the U.S. and other affected countries.
      The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will continue to cause variability in the quarterly and annual effective tax rates. Visteon will maintain full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to reduce or eliminate them.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 4.	Selected Costs, Income and Other Information — (Continued)
Liquidity
      Visteon believes that cash flow from operations, combined with access to external liquidity sources, will be sufficient to fund capital spending, debt maturities and other cash obligations in 2005. However, liquidity from internal or external sources to meet these obligations is dependent on a number of factors, including availability of cash balances, credit ratings, industry economic factors, and the availability of the capital markets. In addition, because Visteon was not timely in its SEC filings in 2005, we are currently ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for 12 months prior to the filing of a registration statement for those securities. Accordingly, we are unable to use our presently effective shelf registration statement to sell securities in the public market without first obtaining a waiver from the SEC. We do not believe this will have a material impact on our liquidity as we have access to bank facilities and other capital market alternatives; however, Visteon can provide no assurance that, if needed, additional liquidity will be available at the times or in the amounts needed, or on terms and conditions acceptable to Visteon. At September 30, 2005, Visteon was in compliance with the covenants contained in its credit agreements, although there can be no assurance that Visteon will remain in compliance with such covenants in the future. If we were to violate a financial covenant and not obtain a waiver, the credit agreements could be terminated and amounts outstanding would be accelerated. We can provide no assurance that, in such event, we would have access to sufficient liquidity resources to repay such amounts.
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
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123(R)”), “Share-Based Payments.” This revised statement requires the fair-value based method to be used and eliminates the alternative use of the intrinsic value method. SFAS 123(R) is required to be adopted as of the beginning of the first annual period that begins after June 15, 2005. Visteon is currently evaluating the impact of the requirements of SFAS 123(R) on its consolidated financial statements, but does not expect the impact to have a material effect, as starting January 1, 2003, Visteon began expensing the fair value of stock-based awards granted to employees pursuant to Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” In addition any stock options granted prior to January 1, 2003 will be fully vested at the time of adoption. SFAS 123(R) specifies that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”). Currently, Visteon grants stock options and stock appreciation rights which allow the employee to continue to vest in the award after retirement without providing additional service. Compensation expense for these awards is recognized over the vesting period. The impact of applying the non-substantive vesting period approach for retirement eligible employees under SFAS 123(R) compared to Visteon’s current methodology of expensing over the vesting period would not have a material effect on its results of operations for the third quarter and first nine months ended September 30, 2005.
      SFAS 123 was adopted on a prospective method basis for stock-based awards granted, modified or settled after December 31, 2002. For stock options and restricted stock awards granted prior to January 1, 2003, Visteon measures compensation cost using the intrinsic value method. If compensation cost for all stock-based awards had been determined based on the estimated fair value of stock options and the fair value set at the date of grant for restricted stock awards, in accordance with the provisions of SFAS 123, Visteon’s reported net loss and net loss per share would have changed to the pro forma amounts indicated below:

	Third Quarter		First Nine Months

	2005	2004	2005	2004

		(Restated)		(Restated)
	(in millions, except per share amounts)
Net loss, as reported	$(207)	$(1,439)	$(1,608)	$(1,398)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	18	6	25	12
Deduct: Total stock-based employee compensation expense determined under fair- value based method for all awards, net of related tax effects	(18)	(11)	(26)	(20)

Pro forma net loss	$(207)	$(1,444)	$(1,609)	$(1,406)

Net loss per share:
As reported:
Basic and diluted	$(1.64)	$(11.48)	$(12.78)	$(11.16)
Pro forma:
Basic and diluted	$(1.64)	$(11.52)	$(12.79)	$(11.22)

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
      In addition, treasury stock increased $10 million during the first nine months of 2005 primarily from the forfeiture of about 700,000 shares of restricted stock awards, originally granted in 2002, that did not vest as certain performance goals were not achieved.

NOTE 6.	Special Charges
First Nine Months 2005 Actions
      Visteon recorded in costs of sales $11 million and $1,194 million of pre-tax special charges in the third quarter and first nine months of 2005, respectively, as summarized below:

	Third Quarter		First Nine Months

	Pre-tax	After-tax	Pre-tax	After-tax

	(in millions)
Restructuring and other charges:
Non-U.S. employee actions	$11	$11	$11	$11
U.S. salaried voluntary separation related	—	—	7	7

Total restructuring	11	11	18	18
Asset impairment charge — held for sale (Note 3)	—	—	920	920
Asset impairment charge — held for use	—	—	256	256

Total special charges	$11	$11	$1,194	$1,194

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
      During the second quarter of 2005, the Automotive Operations recorded a pre-tax, non-cash impairment of $256 million, to reduce the net book value of certain long-lived assets. This impairment was based on an assessment by product line asset group completed in the second quarter of 2005, excluding those assets considered held for sale, of the recoverability of our long-lived assets in light of the challenging environment in which we operate. The assessment considered the impact of lower than anticipated current and near term future year production volumes and the related impact on our future operating projections. Assets are considered impaired if the book value is greater than the undiscounted cash flows expected from the use of the asset. As a result of this analysis the assets located in the U.K, Germany, Poland and Brazil related to two product groupings were considered impaired: driveline and engine/air fuel systems. The write-down was determined on a “held for use” basis. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms.
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
First Nine Months 2004 Actions
      Visteon recorded in costs of sales $336 million and $355 million of pre-tax special charges in the third quarter and first nine months of 2004, respectively, as summarized below:

	Third Quarter		First Nine Months

	Pre-tax	After-tax	Pre-tax	After-tax

	(in millions)
Restructuring and other charges:
U.S. hourly early retirement incentive	$25	$25	$25	$25
Plant closure related	—	—	10	6
European plan for growth related	—	2	9	9
Adjustment related to prior periods	(3)	(3)	(3)	(3)

Total restructuring	22	24	41	37
Asset impairment charges	314	314	314	314
Deferred tax valuation allowance (Note 4)*	—	931	—	871

Total special charges	$336	$1,269	$355	$1,222

*	Third quarter 2004 amount includes $60 million of tax expense related to tax benefits recorded during the first half.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 6.	Special Charges — (Continued)
      During the third quarter of 2004, the Automotive Operations recorded a pre-tax, non-cash impairment of $314 million in costs of sales to reduce the net book value of certain long-lived assets. This impairment was based on an assessment by product line asset group, completed in the third quarter of 2004, of the recoverability of our long-lived assets in light of the challenging environment in which we operate. The assessment included consideration of lower than anticipated Ford North American production volume and the related impact on our future operating projections. Assets are considered impaired if the book value is greater than the undiscounted cash flows expected from the use of the asset. As a result of this analysis the assets of the steering systems product group were impaired. The impairment was approximately $249 million in North American and $65 million in Europe and was determined on a ‘held for use‘ basis. Fair values were determined primarily based on prices for similar groups of assets determined by a third-party valuation firm.
      Early retirement incentive and other related charges during the third quarter of 2004 related to incentive programs offered to eligible Visteon-assigned Ford-UAW employees to voluntarily retire or to relocate in order to return to a Ford facility. About 500 employees elected to retire early at a cost of $18 million and about 210 employees have agreed to return to a Ford facility at a cost of $7 million.
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
      In the third quarter of 2004, accrued liabilities of $3 million relating to prior year’s actions were credited to costs of sales, including $2 million related to costs to complete the transfer of the seat production located in Chesterfield, Michigan, to another supplier.
Reserve Activity
      Reserve balances, excluding those related to seating operations, are included in current accrued liabilities on the accompanying balance sheet.

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
December 31, 2004 reserve balance	$52	$3	$55
First nine months 2005 expense	18	—	18
Utilization	(62)	(3)	(65)

September 30, 2005 reserve balance	$8	$—	$8

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 6.	Special Charges — (Continued)
      Utilization in the first nine months of 2005 includes $39 million related to the U.S. salaried voluntary separation program, comprised of $36 million in cash payments and $3 million incurred related to special pension and other postretirement benefits. Reserves related to the U.S. salaried voluntary separation program were $2 million and $34 million at September 30, 2005 and December 31, 2004, respectively. In addition, utilization includes $11 million incurred for non-U.S. prior service pension costs and $15 million of cash payments related to other actions.
      Separately, during the first nine months of 2005, Visteon paid Ford about $15 million of previously accrued amounts ($205 million at December 31, 2004) related to an agreement entered into in 2003 to reimburse Ford for the actual net costs of transferring seating production, including costs related to Ford hourly employee voluntary retirement and separation programs that Ford implemented as well as postretirement health care liabilities associated with hourly employee transfers.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 7.	Employee Retirement Benefits
      Visteon’s retirement plans’ expense for the third quarter and first nine months of 2005 and 2004, respectively, are summarized as follows:

	Retirement Plans				Health Care
					and Life
					Insurance
	U.S. Plans		Non-U.S. Plans		Benefits

	2005	2004	2005	2004	2005	2004

	(in millions)
Third Quarter
Service cost	$15	$14	$9	$9	$12	$10
Interest cost	18	16	16	15	16	15
Expected return on plan assets	(17)	(16)	(14)	(15)	—	—
Amortization of:
Transition	—	—	1	—	—	—
Plan amendments	2	2	1	3	(4)	—
Losses and other	2	1	1	1	8	5
Special termination benefits	—	—	—	1	—	—
Curtailment	—	—	11	—	(1)	—

Net pension/postretirement expense related to Visteon sponsored plans	20	17	25	14	31	30
Expense for Visteon-assigned Ford-UAW and certain salaried employees	28	27	—	—	55	38

Net pension/postretirement expense	$48	$44	$25	$14	$86	$68

First Nine Months
Service cost	$46	$42	$26	$27	$36	$31
Interest cost	54	49	48	48	50	46
Expected return on plan assets	(51)	(48)	(44)	(46)	—	—
Amortization of:
Transition	—	—	1	—	—	—
Plan amendments	7	7	5	8	(5)	—
Losses and other	5	3	5	2	21	16
Special termination benefits	—	—	1	4	—	—
Curtailment	—	—	11	—	(1)	—

Net pension/postretirement expense related to Visteon sponsored plans	61	53	53	43	101	93
Expense for Visteon-assigned Ford-UAW and certain salaried employees	87	85	—	—	166	113

Net pension/postretirement expense	$148	$138	$53	$43	$267	$206

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 7.	Employee Retirement Benefits — (Continued)
      During the first nine months of 2005, contributions to Visteon U.S. retirement plans and postretirement health care and life insurance plans were $33 million and $24 million, respectively, and contributions to non-U.S. retirement plans were $45 million. Visteon presently anticipates additional contributions to its U.S. retirement plans and postretirement health care and life insurance plans of $8 million and $18 million, respectively, in 2005 for a total of $41 million and $42 million, respectively. Visteon also anticipates additional 2005 contributions to non-U.S. retirement plans of $15 million for a total of $60 million.
      During June 2005, Visteon approved changes to its U.S. salaried postretirement health care and life insurance plans which will become effective June 1, 2007. Employees who retire after that date will not be provided life insurance benefits, but will have access to company-sponsored health care at group rates if they elect to pay the related health care premium cost. Visteon will provide credits to offset a portion of the health care premium cost for those employees that retire from Visteon with hire dates on or before June 30, 2005 that attained the age of 45 by July 1, 2005. Credits accumulate at the rate of $3,000 per year plus an interest factor, and are further increased at retirement by a factor of $750 multiplied by the employee’s combined years of service and age. These changes are estimated to result in a reduction in the related accumulated plan benefit obligation of $336 million at June 30, 2005, of which approximately $1 million was recognized in September 2005 and the remainder will be amortized beginning in October 2005 as a reduction of postretirement benefit expense over the estimated average remaining employee service lives of approximately 14 years for the Visteon Corporate Plan and 10 years for the Visteon Systems Salaried Plan.
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
      During the first nine months of 2005, gross proceeds from new securitizations were $237 million; and collections and repayments to the conduit were $237 million. At September 30, 2005 and December 31, 2004, the undivided interest sold was $55 million. The retained interest of $208 million and $178 million at September 30, 2005 and December 31, 2004, respectively, is included in accounts receivable — other customers on the Consolidated Balance Sheet. For the first nine months of 2005, the loss on sale of receivables was about $1 million.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)
NOTE 8. Asset Securitization — (Continued)
      The facility was extended during the first quarter of 2005 to expire in March 2006, and can be extended annually through March 2008 based upon the mutual agreement of the parties. The agreement contains financial covenants similar to Visteon’s unsecured revolving credit facilities, and a mechanism which considers changes in Visteon’s credit ratings in determining the maximum amount of undivided interests that VRL could sell to the conduit. The April 2005 reductions in Visteon’s credit ratings would have effectively reduced the maximum amount of undivided interest that VRL could sell to the conduit to zero; however, Visteon has obtained a waiver to this credit rating reduction effective through December 15, 2005, pursuant to which the maximum amount of undivided interests that VRL can sell to the conduit at September 30, 2005 is about $71 million.
Europe
      As of September 30, 2005 and December 31, 2004, Visteon has sold euro 52 million ($62 million) and euro 19 million ($26 million), respectively, of trade receivables without recourse, under European sale of receivables agreements that are renewable on an annual basis with certain banks. These agreements currently provide for the sale of up to euro 80 million in trade receivables.
Asia
      As of September 30, 2005, Visteon has sold Japanese yen 671 million ($6 million) of trade receivables, without recourse, under a Japanese sale of receivables agreement that is renewable on an annual basis. The agreement currently provides for the sale of up to Japanese yen 1.5 billion in trade receivables.

NOTE 9.	Debt
      Debt, including the fair market value of related interest rate swaps, was as follows:

	September 30,	December 31,
	2005	2004

	(in millions)
Debt payable within one year
Revolving credit facility	$300	$—
Other — short-term	107	221
7.95% notes retired August 1, 2005	—	253
Current portion of long-term debt	26	34

Total debt payable within one year	433	508

Long-term debt
8.25% notes due August 1, 2010	702	707
7.00% notes due March 10, 2014	444	446
5-Year Term loan due June 25, 2007	239	223
Other	137	137

Total long-term debt	1,522	1,513

Total debt	$1,955	$2,021

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 9.	Debt — (Continued)
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
      On June 24, 2005, Visteon entered into a $300 million short-term secured revolving credit agreement (the “Short-Term Credit Agreement”) with a syndicate of financial institutions, and entered into amendments and restatements (the “Amendments”, and together with the Short-Term Credit Agreement, the “Credit Agreements”) to the Five-Year Credit Agreement and the Term Loan Credit Agreement to conform certain provisions of such agreements to provisions of the Short-Term Credit Agreement. The Short-Term Credit Agreement will expire on December 15, 2005. Further, the Credit Agreements provided that Visteon has until December 10, 2005 to provide quarterly financial statements for each of the periods ended March 31, 2005, June 30, 2005, and September 30, 2005, which Visteon fulfilled by filing these financial statements in November 2005. In light of the upcoming expiration of the Short-Term Credit Agreement in December 2005, Visteon is exploring its financing alternatives.
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
      The Credit Agreements contain, among other things, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this type. Such covenants include the requirement to use the proceeds of certain subsidiary or asset sales, additional indebtedness and sale-leaseback transactions to reduce unused commitments and prepay or cash collateralize extensions of credit, certain restrictions on the incurrence of indebtedness, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other repayments in respect of capital stock, voluntary prepayments of other indebtedness, capital expenditures, transactions with affiliates, sale-leaseback transactions, changes in fiscal year, hedging arrangements, negative pledge clauses, subsidiary distributions and the activities of a certain holding company subsidiary, subject to certain exceptions. The Credit Agreements also contain financial covenants based on consolidated leverage ratios, which are tested at each quarter-end using the ratio of (a) Consolidated Total Debt to (b) Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), excluding, most notably, permitted non-recurring expenses or losses and income or gains (each as defined in the Short-Term Credit Agreement). The above mentioned ratio cannot exceed 5.00 to 1 for the quarter ended September 30, 2005, 4.20 to 1 for the quarter ended December 31, 2005, 3.50 to 1 for the quarter ended March 31, 2006, 3.25 to 1 for the quarter ended June 30, 2006, 3.00 to 1 for the quarter ended September 30, 2006, and 2.50 to 1 for the quarter ended December 31, 2006 and thereafter. Visteon was in compliance with this covenant as of September 30, 2005.
      As of September 30, 2005, there were about $113 million of obligations under letters of credit under the 5-year revolving portion of the Credit Agreements. In addition, about $12 million in debt issue costs were incurred through the second quarter of 2005 and will be amortized pro-rata over the remaining life of the Credit Agreements.
7.95% notes due August 1, 2005
      On April 6, 2004, Visteon repurchased $250 million of the 7.95% notes that were due on August 1, 2005. In the second quarter of 2004, Visteon recorded a pre-tax debt extinguishment charge of $11 million, consisting of redemption premiums and transaction costs ($19 million), offset partially by the accelerated recognition of gains from interest rate swaps associated with the repurchased debt ($8 million). On August 1, 2005, Visteon retired the remaining $250 million of 7.95% notes that were due on August 1, 2005. Visteon borrowed $450 million under the Credit Agreements to fund the $250 million maturity and for general working capital requirements. A portion of this borrowing was repaid upon receipt of a $250 million loan from Ford on September 19, 2005. The Ford loan was repaid on September 30, 2005, at which time Visteon received a $311 million deposit as consideration for inventory of the transferred business, net of other amounts.
      During the first quarter of 2005, Visteon terminated interest rate swaps with a notional amount of $200 million related to the 8.25% notes due August 1, 2010 and received $7 million in cash. The fair value of the interest rate swaps at termination was deferred as part of the underlying debt balance and amortized as a reduction in interest expense over the remaining term of the debt.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 10.	Net Loss Per Share of Common Stock
      Basic net loss per share of common stock is calculated by dividing reported net loss by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. The calculation of diluted net loss per share takes into account the effect of dilutive potential common stock, such as stock options, and contingently returnable shares, such as restricted stock.

	Third Quarter		First Nine Months

	2005	2004	2005	2004

		(Restated)		(Restated)
	(in millions, except per share amounts)
Numerator:
Net loss	$(207)	$(1,439)	$(1,608)	$(1,398)

Denominator:
Average common stock outstanding	128.6	129.6	128.6	129.7
Less: Average restricted stock outstanding	(2.4)	(4.3)	(2.8)	(4.4)

Basic shares	126.2	125.3	125.8	125.3
Net dilutive effect of restricted stock and stock options	—	—	—	—

Diluted shares	126.2	125.3	125.8	125.3

Net loss per share:
Basic and diluted	$(1.64)	$(11.48)	$(12.78)	$(11.16)
      For the third quarter and first nine months of 2005 and 2004, potential common stock of about 3,284,000 shares, 3,410,000 shares, 2,331,000 shares and 3,238,000 shares, respectively, are excluded from the calculation of diluted loss per share because the effect of including them would have been antidilutive due to the losses incurred during the periods. In addition, during the first nine months of 2005 and 2004, options to purchase about 8,259,000 shares of common stock and about 8,732,000 shares of common stock, respectively, at exercise prices ranging from about $9 per share to $22 per share and $10 per share to $22 per share, respectively, and which expire at various dates between 2009 and 2012, were outstanding but were not included in the computation of diluted loss per share because the options’ exercise price was greater than the average market price of the common shares.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 11.	Product Warranty
      A reconciliation of changes in the product warranty liability is summarized as follows:

	First Nine
	Months

	2005	2004

	(in millions)
Beginning balance	$41	$22
Accruals for products shipped	30	20
Accruals for pre-existing warranties (including changes in estimates)	25	10
Settlements	(25)	(17)

Ending balance	$71	$35

NOTE 12.	Inventories
      Financial statement amounts for 2004 have been restated to reflect Visteon’s change in the method of determining the cost of production inventory for U.S. locations from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method during the fourth quarter of 2004. This change had no significant impact on Visteon’s results of operations for the first nine months of 2004. Inventories are summarized as follows:

	September 30,	December 31,
	2005	2004

	(in millions)
Raw materials, work-in-process and supplies	$396	$621
Finished products	179	268

Total inventories	$575	$889

      As of September 30, 2005, inventories shown above are net of inventories included in assets held for sale of $299 million as further described in Note 4, “Selected Costs, Income and Other Information.”
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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 13.	Comprehensive Loss
      Comprehensive loss is summarized as follows:

	Third Quarter		First Nine Months

	2005	2004	2005	2004

		(Restated)		(Restated)
	(in millions)
Net loss	$(207)	$(1,439)	$(1,608)	$(1,398)
Change in foreign currency translation adjustments, net of tax	(1)	14	(135)	(19)
Other	(2)	9	(17)	11

Total comprehensive loss	$(210)	$(1,416)	$(1,760)	$(1,406)

      Accumulated other comprehensive (loss) income is comprised of the following:

	September 30,	December 31,
	2005	2004

	(in millions)
Foreign currency translation adjustments, net of tax	$64	$199
Realized and unrealized gains on derivatives, net of tax	(1)	16
Minimum pension liability, net of tax	(210)	(210)

Total accumulated other comprehensive (loss) income	$(147)	$5

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 14.	Segment Information
      Visteon’s reportable operating segments are Automotive Operations and Glass Operations. Visteon will be reassessing its reportable operating segments in the fourth quarter of 2005 as a result of the organizational changes in connection with the Ford transactions. Financial information for the reportable operating segments is summarized as follows:

	Automotive	Glass	Total
	Operations	Operations	Visteon

	(in millions)
Third Quarter
2005:
Sales	$3,999	$122	$4,121
Loss before taxes and minority interests	(164)	(16)	(180)
Net loss	(191)	(16)	(207)
Special charges:
Before taxes	(11)	—	(11)
After taxes	(11)	—	(11)
Total assets, end of period	8,521	302	8,823
2004 (Restated):
Sales	$4,011	$125	$4,136
Loss before taxes and minority interests	(461)	(8)	(469)
Net loss	(1,391)	(48)	(1,439)
Special charges:
Before taxes	(335)	(1)	(336)
After taxes	(1,224)	(45)	(1,269)
Total assets, end of period	9,859	281	10,140
First Nine Months
2005:
Sales	$13,716	$395	$14,111
Loss before taxes and minority interests	(1,512)	(31)	(1,543)
Net loss	(1,577)	(31)	(1,608)
Special charges:
Before taxes	(1,194)	—	(1,194)
After taxes	(1,194)	—	(1,194)
Total assets, end of period	8,521	302	8,823
2004 (Restated):
Sales	$13,577	$401	$13,978
(Loss) income before taxes and minority interests	(391)	4	(387)
Net loss	(1,358)	(40)	(1,398)
Special charges:
Before taxes	(354)	(1)	(355)
After taxes	(1,177)	(45)	(1,222)
Total assets, end of period	9,859	281	10,140

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 15.	Litigation and Claims
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
      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by Visteon for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to Visteon and could require Visteon to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at September 30, 2005 and that are in excess of established reserves. Visteon does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on our financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 16.	Subsequent Events
      Certain events have occurred subsequent to September 30, 2005 that, although they do not impact the reported balances or results of operations as of that date, are material to Visteon’s ongoing operations. Those items include the completion of certain agreements and transactions with Ford in September and October of 2005 as described more fully in Note 3, “Arrangements with Ford and its Affiliates.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Visteon Corporation
      We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its subsidiaries as of September 30, 2005, and the related consolidated statement of operations for each of the three-month and nine-month periods ended September 30, 2005 and September 30, 2004 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2005 and September 30, 2004. These interim financial statements are the responsibility of the Company’s management.
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
      As discussed in Note 2 to the consolidated financial statements, the Company restated its December 31, 2004 and September 30, 2004 financial statements.
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
      As a result of the restatement, previously reported net loss increased by $15 million ($0.12 per share) and $18 million ($0.15 per share) for the third quarter and first nine months ended September 30, 2004, respectively. Further information on the nature and impact of these accounting corrections is provided in Note 2, “Restatement of Financial Statements,” to our consolidated financial statements included elsewhere in this Form 10-Q.
Overview
      Sales for the third quarter of 2005 were relatively flat compared to the third quarter of 2004, as an increase in non-Ford sales largely offset a decrease in Ford sales. Consistent with our strategy to increase our customer and geographic diversification, non-Ford sales were $1.5 billion for the third quarter of 2005, up 8 percent over the same period in 2004, and represented 36 percent of total sales. A majority of these non-Ford sales were outside of North America.
      The third quarter net loss of $207 million compares to a net loss of $1,439 million in the same period in 2004, a decrease of $1,232 million. Visteon’s net loss in the third quarter included special charges of $11 million and $1,269 million in 2005 and 2004, respectively. The special charges in 2004 included the non-cash increase in deferred tax asset valuation allowances of $931 million and a non-cash asset impairment of $314 million to reduce the net book value of fixed assets related to the steering systems product group. Operating results for 2005 were impacted by the incremental costs of supporting new non-Ford business and the underutilization of facilities supporting the Ford North American business, combined with pressure on margins due to selling price reductions, adverse product mix, higher postretirement benefits costs, and raw material cost increases in certain commodity groups.
      During the first quarter of 2005, Visteon entered into several interim agreements with Ford that accelerated payment terms from Ford, reduced our UAW labor costs, and reduced the level of funding otherwise needed for planned capital expenditures. One of these agreements was amended in May to further accelerate payment terms from Ford. The net benefit of these agreements on our results of operations for the third quarter of 2005 was approximately $69 million. For the first nine months of 2005, the benefit was approximately $170 million.
      In the face of a challenging first nine months of 2005, we improved cash flows from operations by $152 million over the comparable period last year. Visteon’s cash balance grew by $146 million since year-end 2004. This reflects the $311 million deposit received from Ford as of September 30, 2005, as consideration for inventory of the transferred business, the funding agreement with Ford under which we received an acceleration of payment terms for certain U.S. payables to Visteon, and retirement of $250 million of debt in August. The reduction to our capital expenditures for the first nine months of 2005 compared to the same period last year reflects the substantial completion of our facilities consolidation effort in southeastern Michigan at the end of 2004 and our continued strategy focus.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Year-to-date 2005 results include significant special charges totaling $1,194 million, contributing to a net loss of $1,608 million. Third quarter special charges include the non-U.S. prior service pension costs of $11 million to reflect a reduction of expected future years of service for some plan participants. Additional second quarter charges include the non-cash asset impairment of $920 million related to approximately $1.5 billion of assets transferred to a Ford-controlled entity during the fourth quarter, and the non-cash asset impairment of $256 million to reduce the net book value of fixed assets related to the driveline and engine air/fuel systems product groups in Europe and Brazil. First quarter charges consisted of $7 million for U.S. salaried voluntary separation.
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

Restructuring and Special Charges
      The table below presents special charges related to restructuring initiatives and other actions during the third quarter and first nine months of 2005 and 2004:

	Automotive
	Operations		Glass Operations		Total

	Third	First Nine	Third	First Nine	Third	First Nine
	Quarter	Months	Quarter	Months	Quarter	Months

	(in millions)
2005 Special Charges
Loss related to asset impairment charges	$—	$(1,176)	$—	$—	$—	$(1,176)
U.S. salaried voluntary separation related	—	(7)	—	—	—	(7)
Non-U.S. employee actions	(11)	(11)	—	—	(11)	(11)

Total 2005 special charges, before taxes	$(11)	$(1,194)	$—	$—	$(11)	$(1,194)

Total 2005 special charges, after taxes	$(11)	$(1,194)	$—	$—	$(11)	$(1,194)

2004 Special Charges (Restated)
Loss related to asset impairment charges	$(314)	$(314)	$—	$—	$(314)	$(314)
U.S. hourly early retirement incentive	(24)	(24)	(1)	(1)	(25)	(25)
Plant closure related	—	(10)	—	—	—	(10)
European plan for growth	—	(9)	—	—	—	(9)
Adjustment to prior year’s expense	3	3	—	—	3	3

Total 2004 special charges, before taxes	$(335)	$(354)	$(1)	$(1)	$(336)	$(355)

Total 2004 special charges, after taxes	$(1,224)	$(1,177)	$(45)	$(45)	$(1,269)	$(1,222)

      At September 30, 2005, Visteon has classified the manufacturing facilities and associated assets, including inventory, machinery, equipment and tooling, as well as associated liabilities including postretirement benefits, to be sold as “held for sale.” Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets that are considered “held for sale” to be measured at the lower of their carrying value or fair value less cost to sell and future depreciation of such assets is ceased. During the second quarter of 2005, the Automotive Operations recorded a pre-tax non-cash impairment of $920 million to reduce those assets considered “held for sale” to their aggregate estimated fair value less cost to sell. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms.
      During the third quarter of 2005, Visteon recorded pre-tax special charges of $11 million in costs of sales for non-U.S. prior service pension costs to reflect a reduction of expected future years of service for some plan participants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      During the second quarter of 2005, the Automotive Operations recorded a pre-tax, non-cash impairment of $256 million, to reduce the net book value of certain long-lived assets. This impairment was based on an assessment by product line asset group, excluding those assets considered held for sale, completed in the second quarter of 2005, of the recoverability of our long-lived assets in light of the challenging environment in which we operate, and included considering the impact of lower than anticipated current and near term future year production volumes and the related impact on our future operating projections. Assets are considered impaired if the book value is greater than the undiscounted cash flows expected from the use of the asset. As a result of this analysis the assets located in the U.K, Germany, Poland and Brazil related to two product groupings were considered impaired: driveline and engine/air fuel systems. The impairment was determined on a “held for use” basis. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms.
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
      During the third quarter of 2004, the Automotive Operations recorded a pre-tax, non-cash impairment of $314 million in costs of sales to reduce the net book value of certain long-lived assets. This impairment was based on an assessment by product line asset group, completed in the third quarter of 2004, of the recoverability of our long-lived assets in light of the challenging environment in which we operate. The assessment included consideration of lower than anticipated Ford North American production volume and the related impact on our future operating projections. Assets are considered impaired if the book value is greater than the undiscounted cash flows expected from the use of the asset. As a result of this analysis the assets of the steering systems product group were impaired. The impairment was approximately $249 million in North America and $65 million in Europe and was determined on a “held for use” basis. Fair values were determined primarily based on prices for similar groups of assets determined by a third-party valuation firm.
      Also in the third quarter of 2004, early retirement incentive and other charges related to incentive programs were offered to eligible Visteon-assigned Ford-UAW employees to voluntarily retire or to relocate in order to return to a Ford facility. About 500 employees elected to retire early at a cost of $18 million and about 210 employees have agreed to return to a Ford facility at a cost of $7 million.
      Also in the third quarter of 2004, Visteon recorded a non-cash charge of $931 million to establish full valuation allowances against our net deferred tax assets in the U.S. and certain foreign countries. This charge was comprised of $948 million related to deferred tax assets as of the beginning of the year and $60 million for income tax benefits recorded during the first half of the year, offset by a reduction of related tax reserves, previously included in other liabilities of $77 million. The charge is discussed in more detail in Note 4 of our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Plant closure charges in the first half of 2004 of $10 million are related to the involuntary separation of up to about 200 employees as a result of the closure of our La Verpilliere, France manufacturing facility. European Plan for Growth charges in the first half of 2004 are comprised of $9 million related to the separation of hourly employees located at Visteon’s plants in Europe through a continuation of a special voluntary retirement and separation program started in 2002.
      Cash payments related to special charges were $66 million and $129 million during the first nine months of 2005 and 2004, respectively. The amounts include payments to Ford of about $15 million and $74 million, respectively, of previously accrued amounts related to an agreement entered into in 2003 to reimburse Ford for the actual net costs of transferring seating production, including costs related to Ford hourly employee voluntary retirement and separation programs that Ford implemented as well as postretirement health care liabilities associated with hourly employee transfers.
      We continue to assess the recoverability of our long-lived assets in light of the challenging environment in which we operate and as part of our business planning process. If conditions indicate that any of these assets are impaired, impairment charges will be required, although we cannot predict the timing or range of amounts, if any, which may result.
Results of Operations

Third Quarter 2005 Compared with Third Quarter 2004
      Sales for each of our segments for the third quarter of 2005 and 2004 are summarized in the following table:

	Third Quarter		2005
			over/(under)
	2005	2004	2004

	(in millions)
Automotive Operations:
Ford and affiliates	$2,601	$2,717	$(116)
Other customers	1,398	1,294	104

Total Automotive Operations	3,999	4,011	(12)
Glass Operations:
Ford and affiliates	48	55	(7)
Other customers	74	70	4

Total Glass Operations	122	125	(3)

Total	$4,121	$4,136	$(15)

Memo: Sales to non-Ford customers
Amount	$1,472	$1,364	$108
Percentage of total sales	36%	33%	3	pts
      Sales for Automotive Operations in the third quarter of 2005 were $3,999 million, compared with $4,011 million in the third quarter of 2004, a decrease of $12 million. Sales to Ford and affiliates declined mainly due to lower Ford vehicle production ($40 million), price reductions and unfavorable vehicle mix. Sales to other customers increased mainly due to new business launches in the latter half of 2004. Changes in foreign currency exchange rates increased sales to Ford and affiliates and sales to other customers by $18 million and $35 million respectively.
      Sales for Glass Operations were $122 million in the third quarter of 2005, a decrease of $3 million. Increased non-Ford sales were more than offset by lower Ford North American production volume and price reductions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Costs of Sales includes primarily material, labor, manufacturing overhead and other costs, such as product development costs. Costs of sales for the third quarter of 2005 were $4,032 million, compared with $4,366 million in the third quarter of 2004. Results were affected by special charges which were $11 million in 2005 and $336 million in 2004.
      The decrease in costs of sales was partially offset by the non-recurrence of 2004’s favorable adjustment to product recall accruals of $49 million and a 2004 favorable $20 million adjustment to annual incentive compensation accruals.
      Costs of sales increased as a result of additional costs at facilities supporting new non-Ford business, without corresponding reductions at facilities supporting the Ford North American business which are underutilized. Costs of sales also reflected the impact of foreign currency exchange rate changes ($52 million).
      Costs of sales were reduced by certain net efficiencies totaling $122 million. This net amount includes the benefit of the Ford funding agreement on our labor costs, material cost reductions, lower depreciation and amortization, and labor efficiencies. Increased raw material costs in certain commodity groups, and wages and benefits including OPEB, were partial offsets.
      Selling, administrative and other expenses for the third quarter of 2005 were $239 million, compared with $225 million in the third quarter of 2004. The increase reflects the non-recurrence of 2004’s adjustment to annual incentive compensation accruals of $15 million and costs associated with negotiations with Ford. These increases were partially offset by cost efficiencies.
      Net interest expense and debt extinguishment cost of $38 million in the third quarter of 2005 compared with $23 million in the third quarter of 2004. The increase primarily reflects higher average debt balances, lower average cash balances, and higher average borrowing rates partially offset by the non-recurrence of an $11 million debt extinguishment charge in the second quarter of 2004.
      Equity in net income of affiliated companies was $8 million in the third quarter of 2005, compared with $9 million in the third quarter of 2004. The decrease is related primarily to our affiliates in China, which were impacted by lower customer production and price reductions.
      Loss before income taxes and minority interests, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows loss before income taxes and minority interests for the third quarter of 2005 and 2004, for each of our segments:

	Third Quarter		2005
			over/(under)
	2005	2004	2004

		(Restated)
	(in millions)
Automotive Operations	$(164)	$(461)	$297
Glass Operations	(16)	(8)	(8)

Total	$(180)	$(469)	$289

Memo:
Special charges included above	$(11)	$(336)	$325
      Automotive Operations’ third quarter 2005 loss before income taxes and minority interests was $164 million compared with a loss of $461 million for the third quarter of 2004. Results were affected by special charges which were $11 million in 2005 and $336 million in 2004. The 2004 special charges included the non-cash asset impairment of $314 million to reduce the net book value of fixed assets related to the steering systems product group.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      The year-over-year change in third quarter loss before income taxes and minority interests also reflects the non-recurrence of 2004’s favorable adjustment to product recall accruals of $49 million and a 2004 favorable $35 million adjustment to annual incentive compensation accruals.
      The impact of lower Ford vehicle production volume in North America and Europe and unfavorable vehicle mix in North America was essentially offset by the impact of increased new non-Ford business. Reduced prices to our customers were more than offset by favorable cost performance including the impact of the Ford funding agreement, and lower depreciation and amortization expense, despite raw material increases in certain commodity groups.
      Loss before income taxes and minority interests for Glass Operations in the third quarter of 2005 was $16 million compared with $8 million for the third quarter of 2004. The decrease reflects lower Ford North American production volume combined with price reductions offset partially by favorable cost performance.
      Provision for income taxes was $21 million for the third quarter of 2005, compared with a total provision of $963 million for the third quarter of 2004. Visteon’s provision for income taxes for the third quarter of 2005 reflects the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries, where full valuation allowances against our deferred tax assets have been maintained since the third quarter of 2004. The third quarter of 2005 provision reflects primarily income tax expense related to those countries where Visteon is profitable and whose results continue to be tax-effected, accrued withholding taxes, and certain non-recurring and other discrete tax items. In the third quarter of 2005, the $3 million tax benefit related to favorable currency exchange rate movements was largely offset by other non-recurring and discrete tax provision items in the quarter. Visteon’s provision for income taxes of $963 million for the third quarter of 2004 includes a charge of $931 million to write-down our net deferred tax assets, as of the beginning of the third quarter, in the U.S. and certain foreign countries. This charge is comprised of $948 million related to deferred tax assets as of the beginning of the year and $60 million for income tax benefits recorded during the first half of 2004, offset by the reduction of related tax reserves of $77 million.
      Minority interests in net income of subsidiaries was $6 million in the third quarter of 2005, compared with $7 million in the third quarter of 2004. Minority interest amounts are related primarily to Halla Climate Control Corporation, a Korean company, of which Visteon holds a 70% ownership interest.
      Net loss for the third quarter of 2005 and 2004 is shown in the following table for each of our segments:

	Third Quarter		2005
			over/(under)
	2005	2004	2004

		(Restated)
	(in millions)
Automotive Operations	$(191)	$(1,391)	$1,200
Glass Operations	(16)	(48)	32

Total	$(207)	$(1,439)	$1,232

Memo:
Special charges included above	$(11)	$(1,269)	$1,258

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Visteon reported a net loss for the third quarter of 2005 of $207 million compared with a net loss of $1,439 million for the third quarter of 2004 because of the factors described above in loss before income taxes and minority interests. Special charges after taxes were $11 million for third quarter 2005 compared to $1,269 million for third quarter 2004.
First Nine Months 2005 Compared with First Nine Months 2004
      Sales for each of our segments for the first nine months of 2005 and 2004 are summarized in the following table:

	First Nine Months		2005
			over/(under)
	2005	2004	2004

	(in millions)
Automotive Operations:
Ford and affiliates	$8,962	$9,705	$(743)
Other customers	4,754	3,872	882

Total Automotive Operations	13,716	13,577	139
Glass Operations:
Ford and affiliates	164	195	(31)
Other customers	231	206	25

Total Glass Operations	395	401	(6)

Total	$14,111	$13,978	$133

Memo: Sales to non-Ford customers
Amount	$4,985	$4,078	$907
Percentage of total sales	35%	29%	6	pts
      Sales for Automotive Operations in the first nine months of 2005 were $13,716 million, compared with $13,577 million in the first nine months of 2004, an increase of $139 million. Sales to Ford and affiliates declined mainly due to lower Ford vehicle production ($523 million), selling price reductions and unfavorable vehicle mix. Sales to other customers increased mainly due to new business. Sales to Ford and affiliates and sales to other customers increased by $123 million and $195 million, respectively, from the impact of changes in foreign currency exchange rates.
      Sales for Glass Operations were $395 million in the first nine months of 2005, compared with $401 million in the first nine months 2004. Increased non-Ford sales were offset by lower Ford North American production volume and price reductions.
      Costs of Sales includes primarily material, labor, manufacturing overhead and other costs, such as product development costs. Costs of sales for the first nine months of 2005 were $14,815 million, compared with $13,603 million in the first nine months of 2004. Results were affected by special charges which were $1,194 million in 2005 and $355 million in 2004. The increased special charges primarily reflect non-cash asset impairment in 2005 related to assets held for sale which transferred to a Ford-controlled entity on October 1, 2005 and to fixed assets related to the driveline and engine air/fuel systems product groups in Europe and Brazil.
      The increase in costs of sales was partially offset by the non-recurrence of 2004’s favorable adjustment to product recall accruals of $49 million.
      Costs of sales were also impacted by higher costs at new facilities supporting increased non-Ford business as well as our limited ability to reduce costs in parallel with lower production at facilities supporting the Ford North American business due to our inflexible cost structure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Costs of sales were reduced by certain net efficiencies totaling $243 million. This net amount includes material cost reductions, the benefit of the Ford funding agreement on our labor costs, labor efficiencies and lower depreciation and amortization. Increased raw material costs in certain commodity groups, wages and other benefits including OPEB, and warranty, were partial offsets.
      Selling, administrative and other expenses for the first nine months of 2005 were $763 million, compared with $728 million in the third quarter of 2004. The increase primarily reflects increased bad debt expense ($50 million in the first nine months of 2005, $41 million higher than the first nine months 2004), the impact of foreign currency exchange rates ($7 million), and costs associated with the negotiations with Ford. These increases were partially offset by lower IT costs ($29 million) and other cost efficiencies.
      Net interest expense and debt extinguishment cost of $98 million in the first nine months of 2005 was $26 million higher than the first nine months of 2004 primarily reflecting higher average debt balances, lower average cash balances, and higher average borrowing rates partially offset by the non-recurrence of an $11 million debt extinguishment charge in the third quarter of 2004.
      Equity in net income of affiliated companies was $22 million in the first nine months of 2005, compared with $38 million in the first nine months of 2004. The decrease is related primarily to our affiliates in China, which were impacted by lower customer production and price reductions.
      Loss before income taxes and minority interests, including and excluding special charges, is the primary profitability measure used by our chief operating decision makers. The following table shows loss before income taxes and minority interests for the first nine months of 2005 and 2004, for each of our segments:

	First Nine Months		2005
			over/(under)
	2005	2004	2004

		(Restated)
	(in millions)
Automotive Operations	$(1,512)	$(391)	$(1,121)
Glass Operations	(31)	4	(35)

Total	$(1,543)	$(387)	$(1,156)

Memo:
Special charges included above	$(1,194)	$(355)	$(839)
      Automotive Operations’ first nine months 2005 loss before income taxes and minority interests was $1,512 million compared with a loss of $391 million for the first nine months of 2004. Results were affected by special charges which were $1,194 million in 2005 and $355 million in 2004. The increased special charges primarily reflect non-cash asset impairment in 2005 related to assets held for sale which transferred to a Ford-controlled entity on October 1, 2005 and to fixed assets related to the driveline and engine air/fuel systems product groups in Europe and Brazil.
      The year-over-year change reflects the non-recurrence of a $49 million favorable adjustment during 2004 to product recall accruals.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      The increased loss also reflects the impact of lower Ford vehicle production volume in North America and Europe as well as unfavorable vehicle mix in North America ($332 million), increased bad debt expense partially offset by increased, albeit lower margin, non-Ford business. Reduced prices to our customers were offset by favorable cost performance, despite raw material cost increases in certain commodity groups, and the impact of the Ford funding agreement.
      Loss before income taxes and minority interests for Glass Operations in the first nine months of 2005 was $31 million compared with a profit of $4 million before taxes and minority interests for the third quarter of 2004. The decrease reflects lower Ford North American production volume and price reductions offset partially by favorable cost performance.
      Provision for income taxes was $41 million for the first nine months of 2005, compared with a total provision of $983 million for the first nine months of 2004. Visteon’s provision for income taxes reflects the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries, where full valuation allowances against our deferred tax assets have been maintained since the third quarter of 2004. The provision reflects primarily income tax expense related to those countries where Visteon is profitable and whose results continue to be tax-effected, accrued withholding taxes, and certain non-recurring and other discrete tax items. Non-recurring and other discrete tax items recorded in the first nine months of 2005 resulted in a net benefit of $37 million. This includes a benefit of $29 million, reflecting primarily a reduction in our income tax reserves corresponding with the conclusion of U.S. Federal income tax audits for 2003, 2002 and certain pre-spin periods recorded in the second quarter of 2005, as well as a net benefit of $8 million recorded in the first quarter of 2005, consisting primarily of benefits related to a change in the estimated benefit associated with tax losses in Canada and the favorable resolution of tax matters in Mexico, offset by net provisions recorded primarily to increase our income tax reserves for prior year tax exposures. The first nine months of 2004 includes a charge of $871 million related to additional valuation allowances established against Visteon’s deferred tax assets in the U.S. and certain foreign countries. This charge is comprised of $948 million related to deferred tax assets as of the beginning of the year, offset by the reduction of related tax reserves of $77 million. Visteon’s results for the first nine months of 2004 reflect no income tax benefits for current year losses in the U.S. and other affected countries.
      Minority interests in net income of subsidiaries was $24 million in the first nine months of 2005, compared with $28 million in the first nine months of 2004. Minority interest amounts are related primarily to Halla Climate Control Corporation, a Korean company, of which Visteon holds a 70% ownership interest.
      Net loss for the first nine months of 2005 and 2004 is shown in the following table for each of our segments:

	First Nine Months		2005
			over/(under)
	2005	2004	2004

		(Restated)
	(in millions)
Automotive Operations	$(1,577)	$(1,358)	$(219)
Glass Operations	(31)	(40)	9

Total	$(1,608)	$(1,398)	$(210)

Memo:
Special charges included above	$(1,194)	$(1,222)	$28

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Visteon reported a net loss for the first nine months of 2005 of $1,608 million compared with a net loss of $1,398 million for the first nine months of 2004 because of the factors described above in loss before income taxes and minority interests. Special charges after taxes were $1,194 million for the first nine months of 2005 and $1,222 million for the first nine months of 2004.
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
      During the first nine months of 2005, costs of sales were reduced by $170 million as a result of the funding agreement’s impact on labor costs for Visteon-assigned Ford-UAW hourly employees. That reduction was comprised of $175 million in reduced charges from Ford and a one-time reduction of $17 million in previously established vacation accruals and was offset by $17 million of asset write-offs and $5 million from reduced inventory valuations. Cash flows provided by operating activities for the first nine months of 2005 were favorably impacted by the reduced wage reimbursements to Ford and by the acceleration of payment terms from Ford under the funding agreement.
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
      During the first nine months of 2005, Visteon recognized a charge in costs of sales of about $17 million related to capitalized costs of $27 million for projects that were less than one-half complete which will be transferred to a Ford-controlled entity. The loss primarily represents costs incurred and capitalized by Visteon at December 31, 2004 associated with these projects. Cash proceeds of $10 million from these sales were received during the second quarter of 2005.
Sale of North American Facilities
      On May 24, 2005, Visteon and Ford entered into a non-binding Memorandum of Understanding (“MOU”), setting forth a framework for the transfer of twenty-three North American facilities and related assets (the “Business”) to a Ford-controlled entity. In September 2005, Visteon and Ford entered into several definitive agreements and Visteon completed the transfer of the Business to ACH, an indirect, wholly-owned subsidiary of Visteon, and its subsidiaries, pursuant to the terms of the agreements described below. On October 1, 2005, Ford acquired from Visteon all of the issued and outstanding shares of common stock of the parent of ACH in exchange for Ford’s payment to Visteon of approximately $311 million (subject to post-closing adjustment), as well as the forgiveness of certain OPEB liabilities and other obligations relating to hourly employees associated with the Business, and the assumption of certain other liabilities with respect to the Business, each in accordance with the agreements described below.
      Following the signing of the MOU and at September 30, 2005, Visteon has classified the manufacturing facilities and associated assets, including inventory, machinery, equipment and tooling, as well as associated liabilities including postretirement benefits, to be sold as “held for sale.” Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets that are considered “held for sale” to be measured at the lower of their carrying value or fair value less cost to sell and future depreciation of such assets is ceased. During the second quarter of 2005, the Automotive Operations recorded a pre-tax non-cash impairment of $920 million to write-down those assets considered “held for sale” to their aggregate estimated fair value less cost to sell. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms.
      To effectuate the transactions discussed above, Visteon entered the following agreements all dated as of September 12, 2005, with Ford, a Master Agreement, (the “Master Agreement”), with Ford, a Visteon “A” Transaction Agreement, (the “Transaction Agreement”), a Visteon “B” Purchase Agreement, (the “Purchase Agreement”), and a Contribution Agreement, (the “Contribution Agreement”), with Automotive Components Holdings, Inc. (“Holdings”). In addition, Visteon entered into the following agreements in connection with the closing of the transactions discussed above.

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
Liquidity and Capital Resources
Overview
      Visteon’s cash and liquidity needs are impacted by the level, variability, and timing of our customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. Our intra-year needs are impacted also by seasonal effects in the industry, such as the shutdown of operations for about two weeks in July, the subsequent ramp-up of new model production and the additional one-week shutdown in December by our primary North American customers. These seasonal effects normally require use of liquidity resources during the first and third quarters. Further, as our operating profitability has become more concentrated with our foreign subsidiaries and joint ventures, our cash balance located outside the U.S. has increased. Approximately forty percent of Visteon’s cash at September 30, 2005 was held in the U.S. Visteon’s ability to move cash among its operating locations is subject to the operating needs of each location as well as restrictions imposed by local laws.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Visteon’s balance sheet reflects cash of $898 million and total debt of $1,955 million at September 30, 2005, compared with cash of $752 million and total debt of $2,021 million at December 31, 2004. The Ford interim agreements entered into in the first quarter aided our liquidity position through the first nine months of 2005, through modified payment terms, reduction in labor reimbursement costs and Ford funding of capital expenditures at certain U.S. facilities. Visteon also received a $311 million deposit from Ford as of September 30, 2005, as consideration for inventory of the transferred business. Our overall level of capital expenditures was reduced compared to the same period last year, and the dividend was suspended in February 2005, further conserving cash resources. Finally, as discussed further above, on October 1, 2005, we completed a series of transactions with Ford that transfer all of our UAW master agreement plants to a Ford-controlled entity and provide access to additional restructuring funds.
      Visteon also took several actions to address its immediate liquidity access needs. During the second quarter of 2005, Visteon obtained a $300 million short-term credit facility and amended and restated its existing five-year credit and term loan facilities, as further described below. Visteon also renewed through March 2006 its U.S. non-Ford accounts receivable securitization facility, and, despite reductions in Visteon’s credit rating, maintained access to the full amount of undivided interests that VRL can sell to the conduit until December 15, 2005. In addition, Visteon increased the sale of non-Ford receivables in Europe and initiated a program in Asia in the first quarter of 2005, and expects to continue to utilize European and Asia receivables securitization facilities.
      We believe that cash flow from operations, combined with access to external liquidity sources, will be sufficient to fund capital spending, debt maturities and other cash obligations in 2005. However, liquidity from internal or external sources to meet these obligations is dependent on a number of factors, including availability of cash balances, credit ratings, industry economic factors, and the availability of the capital markets. In addition, because Visteon was not timely in making its SEC filings in 2005, we are ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for 12 months prior to the filing of a registration statement for those securities. Accordingly, we are unable to use our presently effective shelf registration statement to sell securities in the public market without first obtaining a waiver from the SEC. Visteon can provide no assurance that, if needed, additional liquidity will be available at the times or in the amounts needed, or on terms and conditions acceptable to Visteon. At September 30, 2005, Visteon was in compliance with the covenants contained in its credit agreements, although there can be no assurance that Visteon will remain in compliance with such covenants in the future. If we were to violate a financial covenant and not obtain a waiver, the credit agreements could be terminated and amounts outstanding would be accelerated. We can provide no assurance that, in such event, that we would have access to sufficient liquidity resources to repay such amounts.
Long-Term Debt
      Visteon had $1,522 million of outstanding long-term debt at September 30, 2005. This debt includes $702 million of notes bearing interest at 8.25% due August 1, 2010, $444 million of notes bearing interest at 7.00% due March 10, 2014, $239 million of the five-year term loan related to our facilities consolidation in Southeastern Michigan due June 25, 2007, and $137 million of various other, primarily non-U.S. affiliate long-term debt instruments with various maturities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      On August 1, 2005, Visteon borrowed $450 million under the five-year revolving loan credit portion of the Credit Agreements to fund the remaining $250 million of 7.95% notes that were due on August 1, 2005, and for general working capital requirements. A portion of this borrowing was repaid upon receipt of a $250 million loan from Ford on September 19, 2005. The Ford loan was repaid on September 30, 2005, at which time Visteon received a $311 million deposit from Ford as consideration for inventory of the transferred business, net of other amounts.
Financing Arrangements
      We and our consolidated subsidiaries have credit line arrangements with various banks throughout the world. As of September 30, 2005, Visteon had $539 million of borrowings outstanding, and about $113 million of obligations under the letters of credit, under our primary bank credit agreements described below. In addition, as of September 30, 2005, approximately $270 million was outstanding, primarily payable in non-U.S. currencies, under committed facilities available to our consolidated subsidiaries.
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

      The Credit Agreements contain, among other things, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this type. Such covenants include the requirement to use the proceeds of certain subsidiary or asset sales, additional indebtedness and sale-leaseback transactions to reduce unused commitments and prepay or cash collateralize extensions of credit, certain restrictions on the incurrence of indebtedness, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other repayments in respect of capital stock, voluntary prepayments of other indebtedness, capital expenditures, transactions with affiliates, sale-leaseback transactions, changes in fiscal year, hedging arrangements, negative pledge clauses, subsidiary distributions and the activities of a certain holding company subsidiary, subject to certain exceptions. The Credit Agreements also contain financial covenants based on consolidated leverage ratios, which are tested at each quarter-end using the ratio of (a) Consolidated Total Debt to (b) Consolidated EBITDA, excluding, most notably, permitted non-recurring expenses or losses and income or gains (each as defined in the Short-Term Credit Agreement). The above mentioned ratio cannot exceed 5.00 to 1 for the quarter ended September 30, 2005, 4.20 to 1 for the quarter ended December 31, 2005, 3.50 to 1 for the quarter ended March 31, 2006, 3.25 to 1 for the quarter ended June 30, 2006, 3.00 to 1 for the quarter ended September 30, 2006, and 2.50 to 1 for the quarter ended December 31, 2006 and thereafter. We were in compliance with this covenant as of September 30, 2005.
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

Receivables Securitization Facilities and Other Liquidity Sources
      In March 2004, Visteon established a revolving accounts receivable securitization facility in the U.S. The facility allows for the sale of a portion of non-Ford U.S. trade receivables to a wholly-owned consolidated special purpose entity, VRL, which may then sell an undivided interest in the receivables to an asset-backed multi-seller conduit which is unrelated to Visteon or VRL. At September 30, 2005, VRL sold $55 million in a pool of about $263 million of net receivables. The maximum amount of undivided interests that VRL could have sold to the conduit was approximately $71 million. Visteon expects the maximum amount of undivided interest that VRL could have sold to the conduit during the fourth quarter of 2005 to be partially reduced due to the transactions with Ford on October 1, 2005. The facility has been extended to March 29, 2006 and is extendable annually through March 2008 through mutual agreement of both parties. The April 2005 reductions in Visteon’s credit ratings would have effectively reduced the maximum amount of undivided interest that VRL could sell to the conduit to zero; however, Visteon has obtained a waiver to this credit rating reduction effective through December 15, 2005. In addition, Visteon increased the capacity and sale of non-Ford receivables in Europe. The European programs now provide for up to euro 80 million in receivable sales. As of September 30, 2005, Visteon had sold euro 52 million ($62 million). Visteon also initiated a smaller program in Asia in the first quarter of 2005 of which Japanese yen 671 million ($6 million) were sold as of September 30, 2005. The Asia program provides for up to yen 1.5 billion in receivable sales.
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
Credit Ratings
      On April 20, 2005, Standard & Poor’s (“S&P”) downgraded Visteon from BB+ to B+; on April 21, 2005, Fitch downgraded Visteon from BB to B; and on April 22, 2005, Moody’s downgraded Visteon from Ba2 to B1.
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
Cash Requirements
      Cash required to meet capital expenditure needs in the first nine months of 2005 was $400 million. Capital expenditures in 2005 are expected to continue to be lower than historic levels due to the agreements with Ford, as described above, and the substantial completion of the facilities consolidation in Southeastern Michigan during 2004. In addition, the Credit Agreements contain limits on annual capital expenditures. In 2005, Visteon cannot exceed $400 million in capital expenditures from June 24, 2005 through December 31, 2005.
      On October 3, 2005, Ford paid $400 million into an escrow account for use by Visteon to restructure its businesses (as described above). The Escrow Agreement provides that Visteon will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs, and up to one half of the next $300 million of such additional costs. Ford has also agreed to reimburse Visteon for up to $150 million of separation costs associated with those Visteon salaried employees who are assigned to work at ACH and whose services are no longer required by ACH or a subsequent buyer. The Reimbursement Agreement provides that Ford will reimburse Visteon for the first $50 million of reimbursable restructuring costs, and up to one half of the next $200 million of such additional costs. Also, as part of the Purchase and Supply Agreement, payment terms for components received at Ford U.S. facilities will be an average of 22 days through 2006, an average of 26 days for 2007, an average of 34.5 days for 2008, and Ford standard payment terms thereafter.
Cash Flows
Operating Activities
      Cash provided by operating activities during the first nine months of 2005 totaled $375 million, compared with cash provided by operating activities of $223 million for the same period in 2004. The improvement is largely attributable to improved trade working capital flows due primarily to the March 2005 funding agreement with Ford and subsequent amendment (which in total accelerated terms from 33 days to 22 days), and lower inventory levels, offset partially by operating losses.
Investing Activities
      Cash used in investing activities was $70 million during the first nine months of 2005, compared with $548 million for the first nine months of 2004. Visteon’s capital expenditures in the first nine months of 2005 totaled $400 million, compared with $569 million for the same period in 2004, reflecting primarily the interim agreements with Ford and the substantial completion of facilities consolidation in 2004. Investments in three new joint ventures located in China and one new joint venture in India were $20 million. In the third quarter of 2005, Visteon received the deposit of $311 million from Ford as consideration for the purchase of inventory related to the sale of certain North American facilities, and during the first nine months of 2005, proceeds from asset disposals were $39 million. The Credit Agreements limit the amount of capital expenditures and investments Visteon may make.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Financing Activities
      Cash used in financing activities totaled $136 million in the first nine months of 2005, compared with $103 million provided by financing activities in the same period in 2004. The cash used in 2005 reflects primarily the retirement of the remaining $250 million of 7.95% notes that were due on August 1, 2005, termination of the GECC program, and reductions in affiliate debt, partially offset by outstanding credit line draws of $300 million. Visteon received a $250 million loan from Ford on September 19, 2005. The Ford loan was repaid on September 30, 2005, at which time Visteon received a $311 million deposit from Ford as consideration for inventory of the transferred business, net of other amounts. The cash proceeds in 2004 reflect primarily the net increase in debt of $200 million due to the March 2004 issuance of debt securities offset partially by the April 2004 repurchase of certain existing notes, maturing short-term commercial paper obligations, dividend payments, and reductions in other debt. In February 2005, the Visteon Board of Directors elected to suspend the payment of its usual quarterly dividend of $0.06 per share of common stock. The Credit Agreements also limit the amount of cash payments for dividends Visteon may make. Cash paid for dividends was $24 million in the first nine months of 2004.
Other Financial Information
      PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed a limited review of the financial data presented on page 1 through 29 inclusive. The review was performed in accordance with standards for such reviews established by the Public Company Accounting Oversight Board (United States). The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm’s liability under Section 11 does not extend to it.
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
      Visteon’s primary foreign exchange operating exposures include the Korean won, Mexican peso, euro, and Czech koruna. Because of the mix between our costs and our sales in various regions, operating results are exposed generally to weakening of the euro and to strengthening of the Korean won, Mexican peso and Czech koruna. For transactions in these currencies, Visteon utilizes a strategy of partial coverage. As of September 30, 2005, our coverage for projected transactions in these currencies was about 42% for 2005.
      As of September 30, 2005 and December 31, 2004, the net fair value of foreign currency forward and option contracts was an asset of $11 million and $18 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $49 million and $72 million as of September 30, 2005 and December 31, 2004, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because all exchange rates typically do not move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of our financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

Interest Rate Risk
      Visteon uses interest rate swaps to manage interest rate risk. These swaps effectively convert a portion of Visteon’s fixed rate debt into variable rate debt. During the first quarter of 2005, Visteon terminated interest rate swaps with a notional amount of $200 million related to the 8.25% notes due August 1, 2010, which reduced the notional amount of interest rate swaps to $350 million. As of September 30, 2005 and December 31, 2004 about 46% and 45%, respectively, of Visteon’s borrowings were effectively on a fixed rate basis.
      As of September 30, 2005 and December 31, 2004, the net fair value of interest rate swaps was a liability of $13 million and an asset of $2 million, respectively. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $9 million and $16 million as of September 30, 2005 and December 31, 2004, respectively. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $5 million and $6 million as of September 30, 2005 and December 31, 2004, respectively. This analysis may overstate the adverse impact on net interest expense because of the short-term nature of our interest bearing investments.
Commodity Risk
      Visteon’s exposure to market risks from changes in the price of steel products, plastic resins, and diesel fuel are not hedged due to a lack of acceptable hedging instruments in the market. Visteon’s exposures to price changes in these commodities and non-ferrous metals are attempted to be addressed through negotiations with our suppliers and customers, although there can be no assurance that Visteon will not have to absorb any or all price increases and/or surcharges. When and if acceptable hedging instruments are available in the market, management will determine at that time depending upon Visteon’s exposure level, if financial hedging is appropriate and the effectiveness of the financial hedge and other factors.
      In the second quarter, Visteon discontinued hedge accounting treatment for certain natural gas and copper forward contracts as the underlying transactions are no longer expected to occur, resulting in the reclassification of a gain of about $8 million from “accumulated other comprehensive income” to earnings. These forward contracts were subsequently terminated during the third quarter of 2005. Upon completion of the transactions with Ford on October 1, 2005 as described above, Visteon’s exposure to market risks from changes in the price of natural gas and copper will be substantially reduced.

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

      As required by Rule 13a-15 under the Securities Exchange Act, Visteon carried out an evaluation, under the supervision and with the participation of Visteon’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weakness described below. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in the company’s internal control over financial reporting as of December 31, 2004 and through September 30, 2005.

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
      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by Visteon for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to Visteon and could require Visteon to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at September 30, 2005, that are in excess of established reserves. Visteon does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on our financial condition, results of operations or cash flows, although such an outcome is possible.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      As described in a Current Report on Form 8-K of Visteon dated September 16, 2005, in October 2005, Visteon issued a warrant to purchase 25 million shares of its common stock to Ford.
      There were no purchases of shares of our common stock made by or on behalf of Visteon, or an affiliated purchaser, during the third quarter of 2005.

ITEM 6.	EXHIBITS
      (a) Exhibits
      Please refer to the Exhibit Index on Page 62.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/William G. Quigley III

William G. Quigley III
Vice President, Corporate Controller and
Chief Accounting Officer
Date: November 22, 2005

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (‘Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.
4.1	Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.2	Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.3	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
4.4	Form of Warrant Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
4.5	Form of Stockholder Agreement, dated as of October 1, 2005, between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Purchase and Supply Agreement dated as of December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003. †
10.3	2003 Relationship Agreement dated December 19, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.4	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.5	Aftermarket Relationship Agreement dated as of January 1, 2000 between Visteon and the Automotive Consumer Services Group of Ford is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
10.6	Amended and Restated Hourly Employee Assignment Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.

Exhibit
Number		Exhibit Name

10.7		Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.7.	1	Amendment Number Two, effective as of October 1, 2005, to Amended and Restated Employee Transition Agreement, dated as of April 1, 2000 and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.8		Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.9		Visteon Corporation 2004 Incentive Plan, as amended and restated, is incorporated herein by reference to Appendix B to the Proxy Statement of Visteon dated March 30, 2004.*
10.9.	1	Form of Terms and Conditions of Nonqualified Stock Options is incorporated herein by reference to Exhibit 10.9.1 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.9.	2	Form of Terms and Conditions of Restricted Stock Grants is incorporated herein by reference to Exhibit 10.9.2 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.9.	3	Form of Terms and Conditions of Restricted Stock Units is incorporated herein by reference to Exhibit 10.9.3 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.9.	4	Form of Terms and Conditions of Stock Appreciation Rights is incorporated herein by reference to Exhibit 10.9.4 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.10		Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10.10	.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.10 hereto entered into by Visteon with Messrs. Johnston, Stebbins, Palmer, Pfannschmidt, Donofrio and Marcin is incorporated herein by reference to Exhibit 10.10.1 to the Quarterly Report on Form 10-Q of Visteon dated November 22, 2005.*
10.11		Issuing and Paying Agency Agreement dated as of June 5, 2000 between Visteon and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.12		Corporate Commercial Paper — Master Note dated June 1, 2000 is incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.13		Letter Loan Agreement dated as of June 12, 2000 from The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.14		Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*

Exhibit
Number		Exhibit Name

10.15		Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.16		Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.16	.1	Amendment to the Visteon Corporation Deferred Compensation Plan, effective as of June 27, 2005, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated June 30, 2005.*
10.17		Visteon Corporation Savings Parity Plan is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.18		Visteon Corporation Pension Parity Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated February 9, 2005.*
10.19		Visteon Corporation Supplemental Executive Retirement Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated February 9, 2005.*
10.20		Executive Employment Agreement dated as of September 15, 2000 between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2001.*
10.21		Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.22		Visteon Corporation Executive Separation Allowance Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated February 9, 2005.*
10.23		Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain executive officers under the plans constituting Exhibits 10.14, 10.16, 10.16.1, 10.17, 10.18, 10.19 and 10.22 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.24		Amended and Restated Five-Year Revolving Loan Credit Agreement, dated as of June 24, 2005, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citicorp USA, Inc., as syndication agent, is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated June 30, 2005.
10.25		Credit Agreement, dated as of June 24, 2005, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citicorp USA, Inc., as syndication agent, and Credit Suisse, Cayman Islands Branch, Deutsche Bank Securities Inc. and Sumitomo Mitsui Banking Corporation, as documentation agents, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated June 30, 2005.

Exhibit
Number		Exhibit Name

10.26		Amended and Restated Five-Year Term Loan Credit Agreement, dated as of June 24, 2005, among Visteon, Oasis Holdings Statutory Trust, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citicorp USA, Inc., as syndication agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated June 30, 2005.
10.27		Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*
10.28		Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.29		Letter Agreement, effective as of May 23, 2005, between Visteon and Mr. Donald J. Stebbins is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 23, 2005.*
10.30		Visteon Corporation Non-Employee Director Stock Unit Plan is incorporated herein by reference to Appendix C to the Proxy Statement of Visteon dated March 30, 2004.*
10.31		Employment Agreement dated as of June 2, 2004 between Visteon and James F. Palmer is incorporated herein by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2004.*
10.32		Visteon Executive Severance Plan is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated February 9, 2005.*
10.33		Form of Executive Retiree Health Care Agreement is incorporated herein by reference to Exhibit 10.28 to the Current Report on Form 8-K of Visteon dated December 9, 2004.*
10.33	.1	Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.33 hereto entered into by Visteon with Messrs. Johnston, Orchard and Palmer is incorporated herein by reference to Exhibit 10.33.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2004.*
10.34		Funding Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated March 10, 2005.
10.34	.1	Amendment, effective as of May 24, 2005, to the Funding Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 25, 2005.
10.35		Master Equipment Bailment Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated March 10, 2005.
10.35	.1	Amendment, effective as of May 1, 2005, to the Master Equipment Bailment Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated May 25, 2005.
10.36		Resignation Agreement, dated as of March 10, 2005, between Visteon and Stacy L. Fox is incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2004.*

Exhibit
Number	Exhibit Name

10.37	Consulting Agreement, dated as of March 10, 2005, between Visteon and Stacy L. Fox is incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2004.*
10.38	Contribution Agreement, dated as of September 12, 2005, between Visteon and VHF Holdings, Inc. is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.39	Visteon “A” Transaction Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.40	Visteon “B” Purchase Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.41	Escrow Agreement, dated as of October 1, 2005, among Visteon, Ford and Deutsche Bank Trust Company Americas, as escrow agent, is incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.42	Reimbursement Agreement, dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.43	Master Services Agreement, dated as of September 30, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.44	Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.45	Visteon Hourly Employee Conversion Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.46	Visteon Salaried Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.47	Visteon Salaried Employee Lease Agreement (Rawsonville/ Sterling), dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.48	Visteon Salaried Employee Transition Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.49	Purchase and Supply Agreement, dated as of September 30, 2005, between Visteon (as seller) and Automotive Components Holdings, LLC (as buyer) is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated October 6, 2005. †
10.50	Purchase and Supply Agreement, dated as of September 30, 2005, between Automotive Components Holdings, LLC (as seller) and Visteon (as buyer) is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated October 6, 2005. †
10.51	Purchase and Supply Agreement, dated as of October 1, 2005, between Visteon (as seller) and Ford (as buyer) is incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†

Exhibit
Number	Exhibit Name

10.52	Intellectual Property Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.53	Software License and Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc. and Automotive Components Holdings, Inc. is incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.54	Intellectual Property License Agreement, dated as of October 1, 2005, among Visteon, Visteon Global Technologies, Inc. and Ford is incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.55	Form of Secured Promissory Note of Visteon, as issued on September 19, 2005, is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.56	Master Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
12.1	Statement re: Computation of Ratios.
14.1	Visteon Corporation — A Pledge of Integrity, as amended effective September 23, 2005 (code of business conduct and ethics) is incorporated herein by reference to Exhibit 14.1 to the Current Report on Form 8-K of Visteon dated September 28, 2005.
15.1	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 22, 2005 relating to Financial Information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated November 22, 2005.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated November 22, 2005.
32.1	Section 1350 Certification of Chief Executive Officer dated November 22, 2005.
32.2	Section 1350 Certification of Chief Financial Officer dated November 22, 2005.

†	Portions of these exhibits have been redacted pursuant to confidential treatment requests filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
      In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.