Form 10-K
period 2005-12-31
VISTEON CORP
filed 2006-03-16
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005, or
☐
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
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes        No  ✓
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes        No  ✓
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ✓    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.
Large accelerated filer  ✓    Accelerated filer        Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes        No  ✓
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2005 (the last business day of the most recently completed second fiscal quarter) was approximately $774 million.
As of March 1, 2006, the registrant had outstanding 128,006,167 shares of common stock.
Document Incorporated by Reference*

Document	Where Incorporated

Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

*	As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

PART I
ITEM 1. BUSINESS
The Company’s Business
Visteon Corporation (“Visteon” or the “Company”) is a leading global supplier of automotive systems, modules and components to global vehicle manufacturers and the automotive aftermarket. Headquartered in Van Buren Township, Michigan, with regional headquarters in Kerpen, Germany and Shanghai, China, a workforce of over 49,000 employees and a network of manufacturing sites, technical centers, sales offices and joint ventures located in every major region of the world.
The Company was incorporated in Delaware in January 2000 as a wholly-owned subsidiary of Ford Motor Company (“Ford” or “Ford Motor Company”). Subsequently, Ford transferred the assets and liabilities comprising its automotive components and systems business to Visteon. The Company separated from Ford on June 28, 2000 when all of the Company’s common stock was distributed by Ford to its shareholders.
ACH Transactions
In September 2005, the Company transferred 23 of its North American facilities and certain other related assets and liabilities (the “Business”) to Automotive Components Holdings, LLC (“ACH”), an indirect, wholly-owned subsidiary of the Company, and its subsidiaries. Subsequently, on October 1, 2005, the Company sold to Ford all of the capital stock of the parent company of ACH in exchange for Ford’s payment to the Company of approximately $300 million, as well as the forgiveness of certain other postretirement employee benefit (“OPEB”) liabilities and other obligations relating to hourly employees associated with the Business, as well as the assumption of certain other liabilities (together, the “ACH Transactions”). The Business accounted for approximately $6.1 billion of the Company’s total sales for 2005, the majority being products sold to Ford. Also, the transferred facilities included all of the Company’s plants that leased hourly workers covered by Ford’s master agreement with the UAW.
The ACH Transactions addressed certain strategic and structural challenges of the business. The Company expects additional restructuring activities and business improvement actions will be needed in the foreseeable future for the Company to achieve sustainable success in an increasingly challenging environment. The Company has identified additional facilities that require significant focus and restructuring necessary to improve the financial results of these operations.
To effectuate the ACH Transactions, the Company entered into agreements dated as of September 12, 2005, with Ford (Master Agreement, Visteon “A” Transaction Agreement and Visteon “B” Purchase Agreement) and with Automotive Components Holdings, Inc. (“Holdings”) (Contribution Agreement). In addition, Visteon entered into the following agreements in connection with the closing of the ACH Transactions.

•	Warrant and Stockholder Agreement. On October 1, 2005, the Company issued to Ford a warrant (the “Warrant”) to purchase 25 million shares of the Company’s common stock at an exercise price equal to $6.90 per share. The stockholder agreement provides for certain registration rights with respect to the shares of common stock underlying the Warrant and contains restrictions on the transfer of the Warrant and the underlying shares of common stock.

ITEM 1. BUSINESS — (Continued)

•	Escrow Agreement. Pursuant to the Escrow Agreement, dated as of October 1, 2005 (the “Escrow Agreement”), among the Company, Ford and Deutsche Bank Trust Company Americas, as escrow agent, Ford paid $400 million into an escrow account for use by the Company to restructure its businesses. The Escrow Agreement provides that the Company will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs as defined in the Escrow Agreement, and up to one half of the next $300 million of such costs. In addition, any residual amounts in the escrow account after December 31, 2012 would be paid to the Company, except in the event of a “change of control” of the Company as defined in the Escrow Agreement, and in which event residual amounts, if any remain, would be paid to Ford.

•	Reimbursement Agreement. Pursuant to the Reimbursement Agreement, dated as of October 1, 2005 (the “Reimbursement Agreement”), between the Company and Ford, Ford has agreed to reimburse the Company for up to $150 million of separation costs associated with those Company salaried employees who are leased to ACH, and whose services are no longer required by ACH or a subsequent buyer (“Employee Restructuring Costs”). The Reimbursement Agreement provides that Ford will reimburse the Company for the first $50 million of Employee Restructuring Costs, and up to one half of the next $200 million of such costs. In addition, any unused amounts under the Reimbursement Agreement as of the earlier of December 31, 2009 or the date on which there are no longer any Company salaried employees leased to ACH, would be used to further fund the escrow account established pursuant to the Escrow Agreement.

•	Master Services Agreement. Pursuant to the Master Services Agreement, dated as of September 30, 2005 (the “Master Services Agreement”), between the Company and ACH, the Company will provide certain information technology and other transitional services (e.g., human resources and accounting services) to ACH. The services will be provided at a rate approximately equal to the Company’s cost until such time as the services are no longer required by ACH but not later than December 31, 2008. ACH may elect to continue to obtain services for up to an additional 12 month period at cost plus a 5% mark-up. In the event that a component of the Business is sold to a third party, services will be provided by the Company for up to 24 months after each such sale, as requested by the buyer, on additional terms. Subject to certain limitations, ACH may terminate the Master Services Agreement prior to the expiration of its term upon 30 days prior written notice to the Company.

•	Visteon Salaried Employee Lease Agreement. Pursuant to the Visteon Salaried Employee Lease Agreement, effective as of October 1, 2005 (the “Salaried Employee Lease Agreement”), between the Company and ACH, the Company will provide ACH with the services of Company salaried employees to enable ACH to continue to conduct the Business. The Company will lease salaried employees and provide agency employees to ACH at a rate approximately equal to the Company’s cost until December 31, 2009, unless the parties agree to an earlier termination date. The term may be extended at ACH’s option for an additional 12 month period ending December 31, 2010, during which period ACH will reimburse the Company for its costs plus a mark-up of 5% (excluding certain taxes). Upon a sale or transfer of all or a part of the Business, the Company, ACH and the buyer will mutually agree upon terms for transitioning leased employees to the buyer, and the Company will provide human resource services to the buyer for up to 24 months pursuant to the Master Services Agreement, or under similar terms and conditions after the termination of that agreement. Leased employees who do not receive offers of comparable employment from the buyer will be eligible for severance benefits, certain costs of which may be reimbursed to the Company by Ford under the terms of the Reimbursement Agreement.

ITEM 1. BUSINESS — (Continued)

•	Visteon Hourly Employee Lease Agreement. Pursuant to the Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between the Company and ACH, the Company will provide ACH with the services of (a) any new hourly employees hired under the terms of the Master Visteon-UAW Collective Bargaining Agreement dated June 29, 2000 and the Supplemental Agreement dated as of May 4, 2004 and (b) hourly employees covered by the UAW Local #1216-Visteon Corporation Regional Assembly and Manufacturing LLC, Bellevue Plant, Labor Agreement. The services will be provided at a rate approximately equal to the Company’s cost until the termination of employment of all of the leased employees or earlier agreement of the parties. In the event of a sale or transfer of all or part of the Business to a third party, the Company and ACH will agree on the disposition of the leased employees, subject to UAW consent, and the Company will provide human resource services to the buyer under the terms of the Master Services Agreement, described above, for up to 24 months.

•	Salaried Employee Lease Agreement. On October 1, 2005, the Company and Ford entered into a salaried employee lease agreement that is substantially similar to the Salaried Employee Lease Agreement described above, providing for the lease to Ford of certain salaried employees employed at, or principally supporting, the plants located in Rawsonville, Michigan and Sterling Heights, Michigan from the date each such plant is transferred by ACH to Ford until January 1, 2006.

•	Hourly Employee Conversion Agreement. Pursuant to the Hourly Employee Conversion Agreement, dated as of October 1, 2005, between the Company and Ford, the parties have transferred Company hourly employees subject to the Company’s collective bargaining agreement with the UAW to Ford under the terms of the Master Ford-UAW Collective Bargaining Agreement.

•	Visteon Salaried Employee Transition Agreement. The Visteon Salaried Employee Transition Agreement, dated as of October 1, 2005 (the “Employee Transition Agreement”), between the Company and Ford, provides that, in the event that ACH transfers its plants located in Rawsonville, Michigan and/or Sterling Heights, Michigan to Ford, the salaried employees employed at such plants or principally supporting those plants will become Ford salaried employees. These plants were transferred by ACH to Ford effective January 1, 2006.

•	Employee Transition Agreement Amendment. On October 1, 2005, the Company and Ford entered into an amendment to the Amended and Restated Employee Transition Agreement, dated as of December 19, 2003, pursuant to which Ford released the Company from its obligations to reimburse Ford for the cost of providing postretirement employee health and life benefits, and its pre-funding obligations with respect to such benefits associated with certain employees who are eligible or who may become eligible to retire under the Ford General Retirement Plan, and Ford has agreed to reimburse the Company for one half the cost of certain OPEB and pension expenses associated with leased employees who retire as a result of a sale, closure or exit of an ACH operation.

•	Purchase and Supply Agreements. On September 30, 2005, the Company entered into two Purchase and Supply Agreements with ACH which set forth the supply obligations, pricing and related matters for certain parts, components and systems that are manufactured by one party and supplied to the other. On October 1, 2005, the Company entered into a Purchase and Supply Agreement, dated as of October 1, 2005, with Ford which sets forth the supply obligations, pricing and related matters for certain parts, components and systems that are manufactured by the Company and supplied to Ford.

ITEM 1. BUSINESS — (Continued)

•	IP and Software Agreements. On September 30, 2005, the Company entered into the Intellectual Property Contribution Agreement with Visteon Global Technologies, Inc. (“VGTI”), Holdings and ACH, and the Software License and Contribution Agreement with VGTI and Holdings. On October 1, 2005, the Company entered into an Intellectual Property License Agreement with VGTI and Ford. These agreements allocate certain intellectual property rights among the parties associated with transferring the Business to ACH.
Pursuant to the ACH Transactions, the Company and Ford terminated certain existing commercial agreements, including the Funding Agreement, dated as of March 10, 2005, as amended; the Master Equipment Bailment Agreement, dated as of March 10, 2005, as amended; the Purchase and Supply Agreement, dated as of December 19, 2003; and the 2003 Relationship Agreement, dated as of December 19, 2003; as well as the Amended and Restated Hourly Employee Assignment Agreement, dated as of April 1, 2000, as amended and restated as of December 19, 2003.
Organization and Operating Structure
In late 2005, the Company announced a new operating structure to manage the business following the ACH Transactions. This operating structure is comprised of the following global product groups: Climate, Electronics, Interiors and Other. These general product groups have financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio. Regional customer groups are responsible for the marketing, sales and service of the Company’s product portfolio to its customer base. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment.
The Company is currently in the process of realigning systems and reporting structures to facilitate financial reporting under the revised organizational structure. Although the Company expects to change its reporting segments as described above in early 2006, such realignment was not complete at December 31, 2005 and accordingly the Company did not meet the criteria to change its reportable segments under Statement of Financial Accounting Standards No. 131 (“SFAS 131”) “Disclosures about Segments of an Enterprise and Related Information.” However, pursuant to the ACH Transactions, the Company established and commenced operations of Visteon Services, a centralized administrative function to monitor and facilitate transactions with ACH for the costs of leased employees and other services provided to ACH by the Company. As the activities of Visteon Services do not share similar economic characteristics with the Company’s other business operations, the Company has provided separate disclosure of these operations as of December 31, 2005.
The Company’s reportable segments as of December 31, 2005 are as follows:
Automotive Operations — The Company’s Automotive Operations supply automotive systems, modules and components on a global basis for product offerings related to climate control, interior, exterior, powertrain, chassis and electronics. For a more detailed description of the Company’s products, see “The Company’s Products” below. The Automotive Operations segment accounted for approximately 97% of the Company’s 2005, 2004 and 2003 total net sales.
Glass Operations — The Company’s Glass Operations supply automotive glass products to Ford and various aftermarket customers, and float glass for commercial architectural and automotive applications. The Glass Operations segment accounted for approximately 2%, 3% and 3% of the Company’s 2005, 2004 and 2003 total net sales, respectively.

ITEM 1. BUSINESS — (Continued)
Services Operations — The Company’s Services Operations supply leased personnel and transition services as required by certain agreements entered into by the Company with ACH as a part of the ACH Transactions. Pursuant to the Master Services Agreement and the Salaried Employee Lease Agreement the Company agreed to provide ACH with certain information technology, personnel and other services to enable ACH to conduct its business. Services to ACH are provided at a rate approximately equal to the Company’s cost until such time the services are no longer required by ACH or the expiration of the related agreement. The Service segment accounted for approximately 1% of the Company’s total net sales in 2005.
Further information relating to the Company’s reportable segments can be found in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (Note 18, “Segment Information,” of the Company’s consolidated financial statements).
The Company’s Industry
The Company is a leading global supplier of a range of integrated systems, modules and components to vehicle manufacturers for the manufacture of new vehicles, as well as to the aftermarket for use as replacement and enhancement parts. Historically, large vehicle manufacturers operated internal divisions to provide a wide range of component parts for their vehicles. Vehicle manufacturers have moved toward a competitive sourcing process for automotive parts, including increased purchases from independent suppliers, as they seek lower-priced and/or higher-technology products. Additional significant factors and trends in the automotive industry include:

•	Shift in North American Original Equipment Manufacturer (“OEM”) Market Share — Foreign vehicle manufacturers continue to gain market share at the expense of the domestic vehicle manufacturers. Many of these foreign vehicle manufacturers have strong existing relationships with foreign-based suppliers. This has increased the competitive pressure on domestic suppliers like Visteon. The Company also believes, however, that this trend also creates growth opportunities for domestic suppliers, such as Visteon, with innovative and competitively priced technologies as foreign vehicle manufacturers increasingly establish additional local manufacturing and assembly facilities in North America and seek additional ways to differentiate their product offerings.

•	OEM Pricing Pressures — Because vehicle manufacturers are under increasing competitive intensity, they must rapidly adjust to changing consumer preferences in order to differentiate their vehicles to maintain and grow their market share. These market pressures inhibit the ability of vehicle manufacturers to significantly increase vehicle prices, leading vehicle manufacturers to intensify their cost-reduction efforts with their suppliers. In particular, vehicle manufacturers are increasingly searching for lower cost sources of components and systems and are establishing global benchmark pricing.

•	OEM Financial Position — In light of market share and end consumer pricing trends, certain vehicle manufacturers, particularly in North America and Europe, report significant financial challenges driven by excess production capacity and high fixed cost structures. These vehicle manufacturers continue to implement actions to further reduce capacity and streamline cost structures while investing in new technologies and vehicle platforms. Vehicle manufacturers continue to look to the supply base to assume additional design, development and service responsibilities for products providing capable suppliers the opportunity to further their commercial position in the OEM’s to the supply chain.

ITEM 1. BUSINESS — (Continued)

•	Commodity and Materials Costs — The supply of certain commodities used in the production of automotive parts, primarily ferrous and non-ferrous metals, resins and energy, continues to be constrained resulting in increased costs. Such constraints and/or disruptions in supply are likely to continue to pressure the Company’s operating results.

•	Supplier Consolidation and Financial Position — The number of automotive suppliers worldwide has been declining due to continued industry consolidation. In the U.S., declining sales volumes of certain domestic automakers combined with high material and labor costs has adversely impacted the financial condition of several domestic automotive suppliers, resulting in several significant supplier bankruptcies. Automotive suppliers must continue to focus on diversifying their customer base, developing innovative products at competitive prices and following their customers as they expand globally.

•	Globalization — To serve multiple markets more efficiently, vehicle manufacturers are assembling vehicle platforms globally. With this globalization, vehicle manufacturers are increasingly interested in buying components and systems from suppliers that can serve multiple markets, address local consumer preferences, control design costs and minimize import tariffs in local markets.

•	Demand for Safety-Related and Environmentally-Friendly Products — Consumers are increasingly interested in products and technologies that make them feel safer and more secure. Vehicle manufacturers and many governmental regulators are requiring more safety-related and environmentally-friendly products.

•	Increasing Electronics Integration and Technological Content — Electronics integration, which typically involves replacing bulky mechanical components with electronic ones and/or adding new electrical functions and features to the vehicle, allows vehicle manufacturers improved control over vehicle weight, costs and functionality. Integrated electronic solutions help auto manufacturers improve fuel economy through weight reduction and reduce emissions through improved air and engine control systems. Also, consumer preferences for in-vehicle communication, navigation and entertainment capabilities and features continue to drive increased electronics content.
The Company’s Business Strategy
By leveraging the Company’s extensive experience, innovative technology and geographic strengths, the Company aims to grow its leading positions in its key climate, interiors and electronics product groups and improve margins, long-term operating profitability and cash flows. To achieve these goals and respond to industry factors and trends, the Company is working to improve the performance of base operations, reduce overhead costs, and restructure underperforming and non-strategic operations, as more fully described below.
Improving Base Operations

•	Focused product portfolio — The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost- competitive basis. Because of the heavy capital and engineering investment needed to maintain this competitiveness, the Company reexamined its broad product portfolio to identify its key growth products considered core to its future success. Based on this assessment, the Company identified interiors, climate and electronics (including lighting) as its key growth products. The Company believes there are opportunities to capitalize on the continuing demand for additional electronics integration and associated products with its product portfolio and technical capabilities.

ITEM 1. BUSINESS — (Continued)

•	Customer and geographic diversification — The Company is well positioned globally, with a diverse customer base. Although Ford remains the Company’s largest customer, the Company has been steadily diversifying its sales with growing OEMs. Following the ACH Transactions, the Company’s regional sales mix has become more balanced, with a greater percentage of product sales outside of North America.

•	Achieving cost efficiencies — The Company continues to take actions to lower its manufacturing costs by increasing its focus on production utilization and related investment, closure and consolidation of facilities and relocation of production to lower cost environments to take further advantage of its global manufacturing footprint. The Company has consolidated its regional purchasing activities into a global commodity driven organization to provide increased spending leverage and to further standardize its production and related material purchases. The Company has increased its focus and financial discipline in the evaluation of and bidding on new customer programs to improve operating margins, as well as taking actions to address lower margin customer programs.
Reduce Overhead Costs
To further improve the Company’s administrative and engineering costs, the Company has taken actions to implement more competitive benefits and compensation programs for its employees, build and redesign its engineering capability in more competitive cost locations, and re-examine its current third-party supplier arrangements for purchased services
Three-Year Improvement Plan
In January 2006, the Company announced a three-year improvement plan that involves the restructuring of certain underperforming and non-strategic plants and businesses to improve operating and financial performance and other cost reduction efforts. Currently, this plan is expected to affect up to 23 facilities. The majority of the cash expenses for this plan are expected to be funded by the $400 million escrow account established pursuant to the ACH Transactions.
The Company’s Products
When working with a customer, the Company’s goal is to understand the design intent and brand image for each vehicle and leverage the Company’s extensive experience and innovative technology to deliver products that enable the customer to differentiate the vehicle. The Company supports its components, systems and modules with a full-range of styling, design, testing and manufacturing capabilities, including just-in-time and in-sequence delivery.
The following discussion describes the major product lines within the Automotive Operations segment that the Company produces or offers as of the date of this report. Financial information relating to sales attributable to each of these product groups can be found in Note 18, “Segment Information,” of the Company’s consolidated financial statements.

ITEM 1. BUSINESS — (Continued)
Interior Products & Systems
The Company is one of the leading global suppliers of cockpit modules, instrument panels, door and console modules and interior trim components.

Interior Product Lines	Description

Cockpit Modules	The Company’s Cockpit Modules incorporate the latest in driver information, entertainment, vehicle controls and climate control features and package a variety of structural, electronic and safety components. Customers are provided with a complete array of services including advanced engineering and computer-aided design, styling concepts and modeling and in-sequence delivery of manufactured parts. The Company’s Cockpit Modules incorporate its Instrument Panels which consist of a substrate and the optional assembly of structure, ducts, registers, passenger airbag system (integrated or conventional), finished panels and the glove box assembly.
Door Modules	The Company provides a wide range of door trim panels and modules as well as a variety of interior trim products.
Console Modules	The Company’s consoles deliver flexible and versatile storage options to the consumer. The modules are interchangeable units and offer consumers a wide range of storage options that can be tailored to their individual needs.
Exterior Products & Systems
The Company can provide exterior packages that deliver high quality and functionality to the automotive customer.

Exterior Product Lines	Description

Lighting	The Company designs and builds a wide variety of headlamps (projector, reflector or Advanced Front Lighting Systems), Rear Combination Lamps, Center High-Mounted Stop Lamps (“CHMSL”) and Fog Lamps. The Company’s expertise in lighting enables a breadth of technology using a range of lighting sources including Light Emitting Diode (“LED”), High Intensity Discharge (“HID”) and Halogen-based systems.
Climate Control Products & Systems
The Company is one of the leading global suppliers in the design and manufacturing of components, modules and systems that provide automotive heating, ventilation and air conditioning and powertrain cooling.

Climate Control Product Lines	Description

Climate Systems	The Company designs and manufactures fully integrated heating, ventilation and air conditioning (“HVAC”) systems. The Company’s proprietary analytical tools and systems integration expertise enables the development of climate-oriented components, subsystems and vehicle-level systems. Products contained in this area include: Heat Exchangers, Climate Controls, Compressors, and Fluid Transport Systems.
Powertrain Cooling Systems	Cooling functionality and thermal management for the vehicle’s powertrain system (engine and transmission) is provided by powertrain cooling-related technologies.

ITEM 1. BUSINESS — (Continued)
Electronic Products & Systems
The Company is one of the leading global suppliers of advanced in-vehicle entertainment, driver information, wireless communication, safety and security electronics technologies and products.

Electronic Product Lines	Description

Audio Systems	The Company produces a wide range of audio systems and components, ranging from base radio head units to integrated premium audio systems and amplifiers. Examples of the Company’s latest electronics products include digital and satellite radios, HD Radiotm broadcast tuners and premium systems for audiophile enthusiasts. The Company’s MACH® Digital Signal Processing (“DSP”) is an integrated technology designed to improve audio performance for entertainment systems and can support branded audio solutions such as Boston Acoustics and Sony.
Driver Information Systems	The Company designs and manufacturers a wide range of displays, from analog-electronic to high-impact instrument clusters that incorporate LED displays.
Infotainment — Information, Entertainment and Multimedia	The Company has developed numerous products to assist driving and provide in- vehicle entertainment. A sampling of these technologies include: MACH® Voice Link Technology, Adaptive Cruise Control and a range of Family Entertainment Systems designed to support a variety of applications and various vehicle segments.
Other Products & Systems
The Company designs and manufactures an array of chassis-related products, from driveline systems for popular all-wheel drive vehicles to steering and suspension systems, as well as powertrain products and systems, which are designed to provide the automotive customer with solutions that enhance powertrain performance, fuel economy and emissions control.
The Company’s Customers
The Company sells its products primarily to global vehicle manufacturers as well as to other suppliers and assemblers. In addition, it sells products for use as aftermarket and service parts to automotive original equipment manufacturers and others for resale through their own independent distribution networks.
Vehicle Manufacturers
The Company sells to all of the world’s largest vehicle manufacturers including Ford, General Motors, Toyota, DaimlerChrysler, Honda, Volkswagen, Renault, Nissan, Hyundai, Peugeot, Mazda and BMW. Ford is the Company’s largest customer, and product sales to Ford, including those sales to Auto Alliance International, a joint venture between Ford and Mazda, accounted for approximately 62% of its 2005 total product sales. Customers other than Ford include Mazda, of which Ford owns a 33.4% equity interest. No other customer accounted for more than 6% of 2005 total product sales.

ITEM 1. BUSINESS — (Continued)
Price reductions are typically negotiated on an annual basis between suppliers and vehicle manufacturers. Such reductions are intended to take into account expected annual reductions in the overall cost to the supplier of providing products and services to the customer, through such factors as overall increases in manufacturing productivity, material cost reductions, and design-related cost improvements. The Company has agreed to provide specific average productivity price reductions to its largest customer, Ford, for most North America sales through 2008. The Company has an aggressive cost reduction program that focuses on reducing its total costs, which are intended to offset these customer price reductions, but there can be no assurance that such cost reduction efforts will be sufficient to do so, especially considering recent increases in the costs of certain commodities used in the manufacture of the company’s products.
Aftermarket
The Company sells products to the worldwide aftermarket as replacement parts or as customized products, such as body appearance packages and in-car entertainment systems, for current production and older vehicles. In 2005, the Company had aftermarket sales of $1.1 billion, representing 6% of its total sales. The Company currently sells 60% of these products to the independent aftermarket and 40% to Ford’s aftermarket sales organization. In 2005, aftermarket sales of its glass products were $92 million, representing 1% of its total product sales and 9% of its total aftermarket sales.
The Company’s Competition
The Company conducts its business in a complex and highly competitive industry. The global automotive parts industry principally involves the supply of systems, modules and components to vehicle manufacturers for the manufacture of new vehicles. Additionally, suppliers provide components to other suppliers for use in their product offerings and to the aftermarket for use as replacement or enhancement parts for older vehicles. As the supplier industry continues to consolidate, the overall number of competitors has decreased and the automotive parts industry remains extremely competitive. Vehicle manufacturers rigorously evaluate suppliers on the basis of product quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design capability, leanness of facilities, operational flexibility, customer service and overall management.
A summary of the Company’s primary independent competitors by reportable segment as of and for the year ended December 31, 2005 is provided below.
Automotive Operations — The Company’s principal competitors in the Automotive Operations segment included the following: American Axle & Manufacturing Holdings, Inc.; Behr GmbH & Co. KG; Robert Bosch GmbH; Dana Corporation; Delphi Corporation; Denso Corporation; Faurecia Group; Hella KGaA Hueck & Co.; Johnson Controls, Inc.; Lear Corporation; Magna International Inc.; Siemens VDO Automotive AG; TRW Automotive Holdings Corp.; and Valéo S.A.
Glass Operations — The Company’s principal competitors in the Glass Operations segment included the following: Asahi Glass Co., Ltd.; AFG Industries, Inc.; Guardian Industries Corp.; Pilkington plc; and PPG Industries, Inc.

ITEM 1. BUSINESS — (Continued)
The Company’s Sales Backlog
Anticipated net sales for 2006 through 2008 from new and replacement programs, less net sales from phased-out and canceled programs are approximately $1.5 billion. The Company’s estimate of anticipated net sales may be impacted by various assumptions, including vehicle production levels on new and replacement programs, customer price reductions, foreign exchange rates and the timing of program launches. In addition, the Company typically enters into agreements with its customers at the beginning of a vehicle’s life for the fulfillment of a customers’ purchasing requirements for the entire production life of the vehicle. Although instances of early termination have historically been rare, these agreements generally may be terminated by our customers at any time. Therefore, our anticipated net sales information does not reflect firm orders or firm commitments. See “Risk Factors” contained in Item 1A below.

ITEM 1. BUSINESS — (Continued)
The Company’s International Operations
Financial information about sales and net property by major geographic area can be found in Note 18, “Segment Information,” of the Company’s consolidated financial statements. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations. The following table sets forth the Company’s net sales and net property and equipment by geographic region as a percentage of total net sales and total net property and equipment, respectively:

				Net Property
	Net Sales			and Equipment

	Year Ended December 31			December 31

	2005	2004	2003	2005	2004

Geographic region:
United States	58%	64%	67%	34%	53%
Mexico	2%	2%	3%	5%	4%
Canada	1%	1%	1%	1%	1%

Total North America	61%	67%	71%	40%	58%

Germany	4%	3%	3%	6%	6%
France	6%	5%	3%	7%	4%
United Kingdom	3%	3%	3%	3%	6%
Portugal	3%	3%	3%	4%	3%
Spain	3%	3%	2%	4%	2%
Czech Republic	3%	2%	1%	6%	4%
Hungary	1%	1%	1%	3%	2%
Other Europe	1%	1%	1%	1%	1%

Total Europe	24%	21%	17%	34%	28%

Korea	8%	6%	6%	14%	7%
China	1%	1%	1%	2%	1%
India	1%	1%	1%	3%	2%
Japan	1%	1%	1%	2%	1%
Other Asia	1%	1%	1%	1%	1%

Total Asia	12%	10%	10%	22%	12%

South America	3%	2%	2%	4%	2%

	100%	100%	100%	100%	100%

Seasonality of the Company’s Business
The Company’s business is moderately seasonal because its largest North American customers typically halt operations for approximately two weeks in July for model year changeovers and approximately one week in December during the winter holidays. Customers in Europe historically shut down vehicle production during a portion of August and one week in December. In addition, third quarter automotive production traditionally is lower as new models enter production. Accordingly, the Company’s third and fourth quarter results may reflect these trends. Refer to Note 19, “Summary Quarterly Financial Data” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 1. BUSINESS — (Continued)
The Company’s Workforce and Employee Relations
The Company’s workforce as of December 31, 2005 included approximately 49,575 persons, of which approximately 17,075 were salaried employees and 32,500 were hourly workers. As of December 31, 2005, the Company leased approximately 4,200 employees to ACH under the terms of the Salaried Employee Lease Agreement.
A substantial number of the Company’s hourly workforce in the U.S. are represented by unions and operate under collective bargaining agreements. In connection with the ACH Transactions, the Company terminated its lease from Ford of its UAW master agreement hourly workforce. Many of the Company’s European and Mexican employees are members of industrial trade unions and confederations within their respective countries. Many of these organizations operate under collective contracts that are not specific to any one employer. The Company constantly works to establish and maintain positive, cooperative relations with its unions around the world and believes that its relationships with unionized employees are satisfactory. There have been no significant work stoppages in the past four years, except for a brief work stoppage by employees represented by the IUE-CWA Local 907 at a manufacturing facility located in Bedford, Indiana during June 2004.
The Company’s Product Research and Development
The Company’s research and development efforts are intended to maintain its leadership position in the industry and provide the Company with a competitive edge as it seeks additional business with new and existing customers. Total research and development expenditures were approximately $804 million in 2005, $896 million in 2004 and $913 million in 2003. The Company also works with technology development partners, including customers, to develop technological capabilities and system enhancements.
The Company’s Intellectual Property
The Company owns significant intellectual property, including a large number of patents, copyrights, proprietary tools and technologies and trade secrets, and is involved in numerous licensing arrangements. Although the Company’s intellectual property plays an important role in maintaining its competitive position, no single patent, copyright, proprietary tool or technology, trade secret or license, or group of related patents, copyrights, proprietary tools or technologies, trade secrets or licenses, is, in the opinion of management, of such value to the Company that its business would be materially affected by the expiration or termination thereof. The Company’s general policy is to apply for patents on an ongoing basis, in appropriate countries, on its patentable developments which are considered to have business significance.
The Company also views its name and mark as significant to its business as a whole. In addition, the Company holds rights in a number of other trade names and marks applicable to certain of its businesses and products that it views as important to such businesses and products.

ITEM 1. BUSINESS — (Continued)
The Company’s Raw Materials and Suppliers
Raw materials used by the Company in the manufacture of its products primarily include steel, aluminum, resins, precious metals, urethane chemicals and electronics components. All of the materials used are generally readily available from numerous sources. Although the Company does not anticipate significant interruption in the supply of raw materials, the cost of ensuring this continued supply of certain raw materials, in particular steel, aluminum and resins, has risen dramatically. This increase has had an adverse impact on the Company’s results of operations and will continue to adversely affect results of operations unless the Company’s customers share in these increased costs. To date, the Company has not been able to fully recover these costs from all of its customers, and the Company cannot provide assurance that it will be able to recover those costs in the future.
Impact of Environmental Regulations on the Company
The Company is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company is also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties it presently owns or operates and at third-party disposal or treatment facilities to which these sites send or arranged to send hazardous waste.
At the time of spin-off, the Company and Ford agreed on a division of liability for, and responsibility for management and remediation of, environmental claims existing at that time, and, further, that the Company would assume all liabilities for existing and future claims relating to sites that were transferred to it and its operation of those sites, including off-site disposal, except as otherwise specifically retained by Ford in the master transfer agreement. In connection with the ACH Transactions, Ford agreed to re-assume these liabilities to the extent they arise from the ownership or operation prior to the spin-off of the locations transferred to ACH (excluding any increase in costs attributable to the exacerbation of such liability by the Company or its affiliates).
The Company is aware of contamination at some of its properties and relating to various third-party superfund sites at which the Company or its predecessor has been named as a potentially responsible party. It is in various stages of investigation and cleanup at these sites. At December 31, 2005, the Company had recorded a reserve of approximately $9 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot assure you that its eventual environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.
During 2005, the Company did not make any material capital expenditures relating primarily to environmental compliance.

ITEM 1. BUSINESS — (Continued)
The Company’s Website and Access to Available Information
The Company’s current and periodic reports filed with the Securities and Exchange Commission, including amendments to those reports, may be obtained through its internet website at www.visteon.com free of charge as soon as reasonably practicable after the Company files these reports with the SEC. A copy of the Company’s code of business conduct and ethics for directors, officers and employees of Visteon and its subsidiaries, entitled “Ethics and Integrity Policy,” the Corporate Governance Guidelines adopted by the Company’s Board of Directors and the charters of each committee of the Board of Directors are available on the Company’s website at www.visteon.com. You may also request a printed copy of the foregoing documents by contacting the Company’s Shareholder Relations department in writing at One Village Center Drive, Van Buren Township, MI 48111; by phone (877) 367-6092; or via email at vcstock@visteon.com.

ITEM 1A. RISK FACTORS
The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties, including those not presently known or that the Company believes to be immaterial, also may adversely affect the Company’s results of operations and financial condition. Should any such risks and uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business and financial results.
A decline in automotive sales could reduce the Company’s sales and harm its operations.
Demand for the Company’s products is directly related to automotive vehicle production. Automotive sales and production can be affected by general economic conditions, such as employment levels and trends, fuel prices and interest rates, labor relations issues, regulatory requirements, trade agreements and other factors. Automotive industry conditions in North America and Europe continue to be challenging. In North America, the domestic automotive industry is characterized by significant overcapacity, fierce competition, high fixed cost structures and significant employee pension and health care obligations for the domestic automakers. Domestic automakers continue to report market share loss to other vehicle manufacturers resulting in lower annual production volumes and the need to further address their production capacity and cost structure. Similarly, in Europe the market is highly fragmented and certain automakers continue to report lower annual sales volumes. Any decline in automotive production levels of its current and future customers could reduce the Company’s sales and harm its results of operations and financial condition.
Further, certain automakers, particularly in North America and Europe, report significant financial challenges due to the factors described above. These automakers continue to implement actions to further reduce capacity and streamline their cost structure while at the same time investing in new technologies and vehicle platforms. In the United States, two of the largest automakers, General Motors Corporation and Ford Motor Company, have announced restructuring plans aimed at realigning their cost structure in light of current and projected market share and production volumes for the North American market. A significant element of these cost reduction actions include the negotiation with and participation of the respective unionized workforces in addressing legacy costs related to health care, pensions, wages and other employee benefits. The results and effects of these actions and related negotiations are uncertain and, accordingly, could have a material adverse affect on the Company’s results of operations and financial condition.
The Company is highly dependent on Ford. Ford is currently undergoing a restructuring plan and further decreases in Ford’s vehicle production volume would adversely affect the Company’s results.
Ford is the Company’s largest customer and accounted for approximately 62% of total product sales in 2005, 70% of total product sales in 2004 and 76% of total product sales in 2003. Although the Company has made progress in diversifying its customer base with other automakers, and has further reduced its sales concentration with Ford as a result of the completion of the ACH Transactions in the latter half of 2005, Ford will continue to be the Company’s largest customer for the foreseeable future. Further, Ford has recently announced a restructuring plan and may ultimately restructure its operations in a way that could be adverse to the Company’s interests. As in the past, any change in Ford’s vehicle production volume will have a significant impact on the Company’s sales volume.
The Company currently leases approximately 4,200 salaried employees to ACH, a company controlled by Ford, and has an agreement with Ford to reimburse the Company for up to $150 million of the costs related to separating any of the leased employees should they be returned to us for any reason. In the event that Ford was unable or unwilling to fulfill its obligations under this agreement, the Company could be adversely affected.

ITEM 1A. RISK FACTORS — (Continued)
The discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model for which the Company is a significant supplier could affect our estimates of product sales backlog.
Although the Company has purchase orders from many of its customers, these purchase orders generally provide for the supply of a customer’s annual requirements for a particular model and assembly plant and are renewable on a year-to-year basis, rather than for the purchase of a specific quantity of products. Therefore, the discontinuation, loss of business with respect to, or a lack of commercial success, of a particular vehicle model for which the Company is a significant supplier could reduce the Company’s sales and affect its estimates of product sales backlog.
Escalating pricing pressures from the Company’s customers may adversely affect our business.
Downward pricing pressures by automotive manufacturers has been a characteristic of the automotive industry in recent years. Virtually all automakers have aggressive price reduction initiatives and objectives each year with their suppliers, and such actions are expected to continue in the future. Accordingly, suppliers must be able to reduce their operating costs in order to maintain profitability. The Company has taken steps to reduce its operating costs to offset customer price reductions, in addition to other actions designed to resist such reductions; however, price reductions have impacted our sales and profit margins and are expected to do so in the future. If the Company is unable to offset customer price reductions in the future through improved operating efficiencies, new manufacturing processes, sourcing alternatives and other cost reduction initiatives, our results of operations and financial condition would be adversely affected.
The automotive supplier environment in which we operate continues to evolve and be uncertain.
In recent years, the competitive environment among suppliers to the global automotive manufacturers has changed significantly as these manufacturers have sought to outsource more vehicular components, modules and systems. In addition, the number of suppliers worldwide has been declining due to continued consolidation. In the United States, declining sales volumes of certain domestic automakers combined with high material and labor costs has adversely impacted the financial condition of several domestic automotive suppliers, including resulting in several significant supplier bankruptcies. The Company expects to respond to these developments by continuing to diversify its customer base through the continued development of innovative products at competitive prices as well as through strategic alliances, joint ventures, acquisitions and divestitures. However, there is no assurance that the Company’s efforts will be successful or that competitors with lower cost structures and better access to liquidity sources will not significantly impact our business, results of operations and financial condition.
Severe inflationary pressures impacting ferrous and non-ferrous metals and petroleum-based commodities may adversely affect the Company’s profitability and the profitability of the Company’s Tier 2 and Tier 3 supply base.
The automotive supply industry has recently experienced significant inflationary pressures, primarily in ferrous and non-ferrous metals and petroleum-based commodities, such as resins. These inflationary pressures have placed significant operational and financial burdens on automotive suppliers at all levels, and are expected to continue for the foreseeable future. Generally, it has been difficult to pass on, in total, the increased costs of commodities used in the manufacture of the Company’s products to its customers. In addition, the Company’s need to maintain a continued supply of raw materials and/or components has made it difficult to resist price increases and surcharges imposed by its suppliers.

ITEM 1A. RISK FACTORS — (Continued)
Further, this inflationary pressure, combined with other factors, has adversely impacted the financial condition of several domestic automotive suppliers, including resulting in several significant supplier bankruptcies. Because the Company purchases various types of equipment, raw materials and component parts from suppliers, we may be materially and adversely affected by the failure of those suppliers to perform as expected. This non-performance may consist of delivery delays, failures caused by production issues or delivery of non-conforming products, or supplier insolvency or bankruptcy. Consequently, the Company’s efforts to continue to mitigate the effects of these inflationary pressures may be insufficient if conditions were to worsen, resulting in a negative impact on the Company’s financial results.
The Company could be adversely affected if we experience shortages of components from our suppliers.
In an effort to manage and reduce the costs of purchased goods and services, the Company, like many suppliers and automakers, has been consolidating its supply base. As a result, the Company is dependent on single or limited sources of supply for certain of components used in the manufacture of our products. The Company selects its suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities and financial condition, and we expect that they will be able to support our needs. However, there can be no assurance that strong demand, capacity limitations or other problems experienced by the Company’s suppliers will not result in occasional shortages or delays in their supply of components to us. If the Company was to experience a significant or prolonged shortage of critical components from any of its suppliers, particularly those who are sole sources, and could not procure the components from other sources, the Company would be unable to meet its production schedules for some of its key products and to ship such products to its customers in timely fashion, which would adversely affect its sales, margins and customer relations.
Work stoppages or similar difficulties could significantly disrupt the Company’s operations.
A work stoppage at one or more of the Company’s manufacturing and assembly facilities could have material adverse effects on the business. Also, if one or more of the Company’s customers were to experience a work stoppage, that customer would likely halt or limit purchases of our products which could result in the shut down of the related manufacturing facilities. Further, because the automotive industry relies heavily on just-in-time delivery of components during the assembly and manufacture of vehicles, a significant disruption in the supply of a key component due to a work stoppage at one of the Company’s suppliers or any other supplier could have the same consequences, and accordingly, have a material adverse effect on the Company’s financial results.

ITEM 1A. RISK FACTORS — (Continued)
The Company has a history of significant losses; the Company is in the process of implementing a three-year improvement plan but may be unable to successfully improve its performance or attain profitability.
The Company incurred net losses of $270 million, $1,536 million and $1,229 million for 2005, 2004 and 2003, respectively. The Company’s ability to improve its financial performance and return to profitability is dependent on its ability to implement its three-year improvement plan, and realize the benefits of such plan. The Company expects to fund the majority of the cash restructuring costs contemplated by its three-year plan with reimbursements from the $400 million escrow account established by Ford upon the completion of the ACH Transactions. However, it is possible that actual cash restructuring costs could vary significantly from the Company’s initial projections as the plan progresses, which could result in unexpected costs in future periods that may be in excess of amounts available from the escrow account, which could have an adverse impact on the Company’s financial results. Further, the Company cannot provide assurances that it will realize the expected benefits in the time periods projected, or at all, from its restructuring actions, or that such actions will improve its financial performance or return the Company to profitability in the near term or at all. In addition, a majority of the Company’s hourly workforce is unionized. Labor contracts with these unions can significantly restrict the Company’s ability to close plants and divest unprofitable, noncompetitive businesses as well as limit its ability to change local work rules and practices at a number of the Company’s facilities, constraining the implementation of cost-saving measures. These restrictions and limitations could have adverse effects on our results of operations and competitive position and could slow or alter the Company’s improvement plans.
Moreover, the Company recorded asset impairment charges of $1,511 million, $314 million and $436 million in 2005, 2004 and 2003, respectively, to adjust the carrying value of the Company’s property and equipment to its estimated fair value. Additional asset impairment charges in the future may result in the event that the Company does not achieve its internal financial plans, and such charges could materially affect the Company’s results of operations and financial condition in the period(s) recognized. In addition, the Company cannot provide assurance that it will be able to recover its remaining net deferred tax assets which is dependent upon achieving future taxable income in certain foreign jurisdictions. Failure to achieve our taxable income targets may change the Company’s assessment of the recoverability of its remaining net deferred tax assets and would likely result in an increase in the valuation allowance in the applicable period. Any increase in the valuation allowance would result in additional income tax expense, would reduce stockholders’ equity and could have a significant impact on the Company’s earnings going forward.
Sources of financing may not be available to the Company in the amount or terms required.
The Company has secured credit facilities that mature in June 2007. These facilities require the Company to attain a specified financial ratio as of the end of each quarter; specifically, a ratio of consolidated total debt to consolidated EBITDA, as such terms are defined in the facilities.
Because the Company’s financial performance is impacted by various economic, financial and industry factors, the Company cannot say with certainty whether it will satisfy the covenants under these facilities in the future. Non-compliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the facilities. While no assurance can be given, the Company believes that it would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent. Any default under our credit facilities may result in defaults under our other debt instruments. The Company’s business, results of operations and financial condition could be adversely affected if it were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

ITEM 1A. RISK FACTORS — (Continued)
The Company’s working capital requirements and cash provided by operating activities can vary greatly from quarter to quarter and from year to year, depending in part on the level, variability and timing of our customers’ worldwide vehicle production and the payment terms with our customers and suppliers. Despite the Company’s expected improved performance for 2006, we cannot provide assurance that it will be able to satisfy its capital expenditure requirements during 2006 or subsequent years, or during any particular quarter, from cash provided by operating activities. If the Company’s working capital needs and capital expenditure requirements exceed its cash flows from operations, cash balances and borrowings, the Company may need to raise additional capital, which may not be available to us on satisfactory terms and in adequate amounts. For a discussion of these and other factors affecting the Company’s liquidity, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
The Company’s business is highly dependent upon the ability to access the credit and capital markets. Access to, and the costs of borrowing in, these markets depend in part on the Company’s credit ratings, which are currently below-investment grade. There can be no assurance that the Company’s credit ratings will not decline further in the future. Further downgrades of our ratings would increase our costs of borrowing again and could imperil our liquidity.
The Company’s pension and other postretirement employee benefits expense and underfunding levels of our pension plans could materially increase.
Substantially all of the Company’s employees participate in defined benefit pension plans or retirement/termination indemnity plans. The Company has previously experienced declines in interest rates and pension asset values. Future declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially increase the underfunded status of our plans and affect the level and timing of required contributions in 2006 and beyond. A material increase in the underfunded status of the plans could significantly increase pension expenses and reduce the Company’s profitability.
The Company also sponsors other postretirement employee benefit (“OPEB”) plans that cover many of our U.S. and certain non-U.S. employees and provide for benefits to eligible employees and dependents upon retirement. The Company funds its OPEB obligations on a pay-as-you-go basis; accordingly, the related plans have no assets. We are subject to increased OPEB cash outlays and costs due to, among other factors, rising health care costs. Increases in the expected cost of health care in excess of our assumptions could increase our actuarially determined liability and related OPEB expense along with future cash outlays.
The Company’s expected annual effective tax rate could be volatile and materially change as a result of changes in mix of earnings and other factors.
Changes in the Company’s debt and capital structure, among other items, may impact its effective tax rate. Our overall effective tax rate is equal to consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional basis. The Company is in a position whereby losses incurred in certain tax jurisdictions provide no current financial statement benefit. In addition, certain jurisdictions have statutory rates greater than or less than the United States statutory rate. As such, changes in the mix of earnings between jurisdictions could have a significant impact on the Company’s overall effective tax rate in future periods. Changes in tax law and rates could also have a significant impact on the Company’s overall effective rate in future periods.

ITEM 1A. RISK FACTORS — (Continued)
The Company’s ability to effectively operate could be impaired if we fail to attract and retain key personnel.
The Company’s ability to operate its business and implement its strategies effectively depends, in part, on the efforts of its executive officers and other key employees. In addition, the Company’s future success will depend on, among other factors, the ability to attract and retain qualified personnel, particularly engineers and other employees with critical expertise and skills that support our key customers and products. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on the Company’s business.
The Company’s international operations, including our Asian joint ventures, are subject to various risks that could adversely affect the Company’s business, results of operations and financial condition.
The Company has operating facilities, and conducts a significant portion of its business, outside the United States. The Company has invested significantly in joint ventures with other parties to conduct business in South Korea, China and elsewhere in Asia. Our ability to repatriate funds from these joint ventures depends not only upon their uncertain cash flows and profits, but also upon the terms of our particular agreements with the Company’s joint venture partners and maintenance of the legal and political status quo. We risk expropriation in China and the instability that would accompany civil unrest or armed conflict within the Asian region. More generally, the Company’s Asian joint ventures and other foreign investments could be adversely affected by changes in the political, economic and financial environments in host countries, including fluctuations in exchange rates, political instability, changes in foreign laws and regulations (or new interpretations of existing laws and regulations) and changes in trade policies, import and export restrictions and tariffs, taxes and exchange controls. Any one of these factors could have an adverse effect on the Company’s business, results of operations and financial condition. In addition, the Company’s consolidated financial statements are denominated in U.S. dollars and require translation adjustments, which can be significant, for purposes of reporting results from, and the financial condition of, our foreign investments.
Warranty claims, product liability claims and product recalls could harm the Company’s business, results of operations and financial condition.
The Company faces inherent business risk of exposure to warranty and product liability claims in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of our designed products are or are alleged to be defective, then we may be required to participate in a recall of them. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, automakers are increasingly expecting them to warrant their products and are increasingly looking to them for contributions when faced with product liability claims or recalls. A successful warranty or product liability claim against the Company in excess of its available insurance coverage and established reserves, or a requirement that the Company participate in a product recall, would have adverse effects, that could be material, on our business, results of operations and financial condition.

ITEM 1A. RISK FACTORS — (Continued)
The Company is involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse effect on its business, results of operations and financial position.
The Company is involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including disputes with our suppliers, intellectual property matters, personal injury claims and employment matters. In addition, the Company, certain directors, officers and employees have been named in lawsuits alleging violations of the federal securities laws, ERISA and fiduciary obligations. No assurances can be given that such proceedings and claims will not have a material adverse impact on the Company’s profitability and financial position.
The Company could be adversely impacted by environmental laws and regulations.
The Company’s operations are subject to U.S. and non-U.S. environmental laws and regulations governing emissions to air; discharges to water; the generation, handling, storage, transportation, treatment and disposal of waste materials; and the cleanup of contaminated properties. Currently, environmental costs with respect to former, existing or subsequently acquired operations are not material, but there is no assurance that the Company will not be adversely impacted by such costs, liabilities or claims in the future either under present laws and regulations or those that may be adopted or imposed in the future.
Developments or assertions by or against the Company relating to intellectual property rights could materially impact its business.
The Company owns significant intellectual property, including a large number of patents, trademarks, copyrights and trade secrets, and is involved in numerous licensing arrangements. The Company’s intellectual property plays an important role in maintaining our competitive position in a number of the markets served. Developments or assertions by or against the Company relating to intellectual property rights could materially impact the business. Significant technological developments by others also could materially and adversely affect our business and results of operations.
The Company’s business and results of operations could be affected adversely by terrorism.
Terrorist-sponsored attacks, both foreign and domestic, could have adverse effects on the Company’s business and results of operations. These attacks could accelerate or exacerbate other automotive industry risks such as those described above and also have the potential to interfere with our business by disrupting our supply chains and the delivery of our products to customers.

ITEM 1A. RISK FACTORS — (Continued)
Management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 because of the existence of a material weakness in the Company’s internal control over financial reporting. The failure to remediate this material weakness, or any control deficiencies that the Company may discover in the future, could adversely affect the Company’s ability to report its financial condition and results of operations accurately and on a timely basis. As a result, our business, operating results and liquidity could be harmed.
As disclosed in the Company’s Annual Report on Form 10-K/ A for 2004 and in its Quarterly Reports on Form 10-Q for each of the first three quarters of 2005, management’s assessment of the Company’s internal controls over financial reporting identified several material weaknesses. These material weaknesses led to the restatement of the Company’s previously issued consolidated financial statements for fiscal years 2002 through 2004 and resulted in an adverse opinion by our independent registered public accounting firm on the effectiveness of the Company’s internal control over financial reporting. Although the Company made progress in executing its remediation plans during 2005, including the remediation of two material weaknesses, as of December 31, 2005, management has concluded that the Company did not maintain effective internal control over financial reporting due to a remaining material weakness in internal controls. Please see Item 9A “Controls and Procedures” for more information regarding the material weakness.
If the Company is unable to remediate the remaining material weakness, and other control deficiencies currently identified or identified in the future, and otherwise continue to improve its internal control, the Company’s ability to report its financial results on a timely and accurate basis could be adversely affected, which could result in a loss of investor confidence in its financial reports or have a material adverse affect on the Company’s ability to operate our business or access sources of liquidity. Furthermore, because of the inherent limitations of any system of internal control over financial reporting, including the possibility of human error, the circumvention or overriding of controls or fraud, even effective internal control over financial reporting may not prevent or detect all misstatements.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company’s principal executive offices are located in Van Buren Township, Michigan. The Company also maintains regional headquarters in Kerpen, Germany and Shanghai, China.
The Company and its joint ventures maintain 55 technical facilities/sales offices and 128 manufacturing facilities in 27 countries throughout the world, of which approximately 80 facilities are owned in fee simple and 102 are leased. In some locations, the Company has combined a manufacturing facility, technical center and/or customer service center and sales office at a single multi-purpose site. Although the Company believes that its facilities are suitable and adequate, and have sufficient productive capacity to meet its present needs, additional facilities may be needed to meet future needs in growth products and regions. The majority of its facilities are operating at normal levels based on their respective capacities except those facilities that are in the process of being closed.

ITEM 2. PROPERTIES — (Continued)
The following table shows the approximate total square footage of its principal owned and leased manufacturing facilities by region as of December 31, 2005:

		Total
	Number of	Manufacturing
	Manufacturing	Square
Region	Facilities	Footage

		(In Millions)
North America	40	11.6
Europe	44	11.1
South America	7	1.1
Asia-Pacific	37	7.5

	128	31.3

ITEM 3. LEGAL PROCEEDINGS
Securities and Related Matters — In February 2005, a shareholder lawsuit was filed in the U.S. District Court for the Eastern District of Michigan against the Company and certain current and former officers of the Company. In July 2005, the Public Employees’ Retirement System of Mississippi was appointed as lead plaintiff in this matter. In September 2005, the lead plaintiff filed an amended complaint, which alleges, among other things, that the Company and its independent registered public accounting firm, PricewaterhouseCoopers LLP, made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The named plaintiff seeks to represent a class consisting of purchasers of the Company’s securities during the period between June 28, 2000 and January 31, 2005. Class action status has not yet been certified in this litigation. In December 2005, the defendants moved to dismiss the amended complaint for failure to state a claim. Oral argument on that motion is scheduled for April 2006.
In March 2005, a number of current and former directors and officers were named as defendants in two shareholder derivative suits pending in the State of Michigan Circuit Court for the County of Wayne. As is customary in derivative suits, the Company has been named as a defendant in these actions. As a nominal defendant, the Company is not liable for any damages in these suits nor is any specific relief sought against the Company. The complaints allege that, among other things, the individual defendants breached their fiduciary duties of good faith and loyalty and aided and abetted such breaches during the period between January 23, 2004 and January 31, 2005 in connection with the Company’s conduct concerning, among other things, the matters alleged in the securities class action discussed immediately above. The derivative matters have been stayed pending resolution of defendants motion to dismiss the securities matter pending in the Eastern District of Michigan.

ITEM 3. LEGAL PROCEEDINGS — (Continued)
In March and April 2005, the Company and a number of current and former employees, officers and directors were named as defendants in three class action lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) in the U.S. District Court for the Eastern District of Michigan. In September 2005, the plaintiffs filed an amended and consolidated complaint, which generally alleges that the defendants breached their fiduciary duties under ERISA during the class period by, among other things, continuing to offer the Company stock as an investment alternative under the Visteon Investment Plan (and the Visteon Savings Plan for Hourly Employees, together the “Plans”), failing to disclose complete and accurate information regarding the prudence of investing in the Visteon stock, failing to monitor the actions of certain of the defendants, and failing to avoid conflicts of interest or promptly resolve them. These ERISA claims are predicated upon factual allegations similar to those raised in the derivative and securities class actions described immediately above. The consolidated complaint was brought on behalf of a named plaintiff and a putative class consisting of all participants or beneficiaries of the Plans whose accounts included Visteon stock at any time from July 20, 2001 through May 25, 2005. Class action status has not yet been certified in this litigation. In November 2005, the defendants moved to dismiss the consolidated amended complaint on various grounds. Oral argument on that motion is scheduled for March 2006.
The Company and its current and former directors and officers intend to contest the foregoing lawsuits vigorously. However, at this time the Company is not able to predict with certainty the final outcome of each of the foregoing lawsuits or its potential exposure with respect to each such lawsuit. In the event of an unfavorable resolution of any of these matters, the Company’s financial results and cash flows in one or more periods could be materially affected to the extent any such loss is not covered by insurance or applicable reserves.
Other Matters — Various other legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the Company, including those arising out of alleged defects in the Company’s products; governmental regulations relating to safety; employment-related matters; customer, supplier and other contractual relationships; intellectual property rights; product warranties; product recalls; and environmental matters. Some of the foregoing matters may involve compensatory, punitive or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief which, if granted, would require very large expenditures.
Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at December 31, 2005 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 4A. EXECUTIVE OFFICERS OF VISTEON
The following table shows information about the executive officers of the Company. All ages are as of March 1, 2006:

Name	Age	Position

Michael F. Johnston	58	Chairman and Chief Executive Officer
Donald J. Stebbins	48	President and Chief Operating Officer
James F. Palmer	56	Executive Vice President and Chief Financial Officer
Heinz Pfannschmidt	58	Executive Vice President and President, Europe and South America Customer Group
Lorie J. Buckingham	48	Senior Vice President and Chief Information Officer
John Donofrio	44	Senior Vice President and General Counsel
John F. Kill	56	Senior Vice President and President, North America Customer Group and Global Advanced Product Development
Robert H. Marcin	60	Senior Vice President, Leadership Assessment
Robert Pallash	54	Senior Vice President and President, Asia Customer Group
Joel Coque	53	Vice President, Interiors Product Group
Joy M. Greenway	45	Vice President, Climate Product Group
Jonathan K. Maples	48	Vice President, Global Purchasing and Visteon Services
Steve Meszaros	42	Vice President, Electronics Product Group
William G. Quigley III	44	Vice President, Corporate Controller and Chief Accounting Officer
Michael F. Johnston has been Visteon’s Chairman of the Board and Chief Executive Officer since June 2005, and a member of the Board of Directors since May 2002. Prior to that, he was Chief Executive Officer and President since July 2004, and President and Chief Operating Officer since joining the company in September 2000. Before joining Visteon, Mr. Johnston served as President, e-business for Johnson Controls, Inc., and previously as President-North America and Asia of Johnson Control’s Automotive Systems Group, and as President of its automotive interior systems and battery operations. Mr. Johnston is also a director of Flowserve Corporation and Whirlpool Corporation.
Donald J. Stebbins has been Visteon’s President and Chief Operating Officer since joining the Company in May 2005. Before joining Visteon, Mr. Stebbins served as President and Chief Operating Officer of operations in Europe, Asia and Africa for Lear Corporation since August 2004 and prior to that he was President and Chief Operating Officer of Lear’s operations in the Americas since September 2001.
James F. Palmer has been Visteon’s Executive Vice President and Chief Financial Officer since joining the Company in June 2004. Until February 2004, he was Senior Vice President of The Boeing Company, where he also served as President of Boeing Capital Corporation from November 2000 to November 2003, and President of the Boeing Shared Services Group prior thereto.

ITEM 4A. EXECUTIVE OFFICERS OF VISTEON — (Continued)
Heinz Pfannschmidt has been Visteon’s Executive Vice President and President, Europe and South America Customer Group since August 2005. Prior to that, he served as Executive Vice President and President, Europe and South America of Visteon since July 2004, and Vice President and President, Europe and South America since joining the company in November 2001. Before joining Visteon, he was President and Chief Executive Officer of TRW Automotive Electronics Worldwide, and a member of the TRW Executive Committee, since September 1999, and Managing Director of Europe, Inflatable Restraint Systems of TRW Automotive prior thereto.
Lorie J. Buckingham has been Visteon’s Senior Vice President and Chief Information Officer of Visteon since July 2004. Prior to that she was Vice President and Chief Information Officer since 2002, and she also served as Director of Global Software Solutions since joining the company in 2001. Before joining Visteon, Ms. Buckingham was the Chief Information Officer for Zonetrader.com, and from 1993 to 1999 she worked at Union Carbide Corporation where she served as the Director of Enterprise Information Technology Solutions.
John Donofrio has been Visteon’s Senior Vice President and General Counsel since joining the Company in June 2005. Before joining Visteon, he was Vice President and General Counsel, Honeywell Aerospace of Honeywell International since 2000, where he also served as Vice President and Deputy General Counsel of Honeywell International from 1996 — 2005. Prior to that he was a Partner at Kirkland & Ellis LLP.
John F. Kill has been Visteon’s Senior Vice President and President, North America Customer Group and Global Advanced Product Development since August 2005. Prior to that, he served as Senior Vice President of Product Development since July 2004, and Vice President of Product Development since January 2001. Mr. Kill has also served as Operations Director of the Climate Control Division since 1999, and served as the European Operations Director from 1997 to 1999. Mr. Kill began his career with Ford Motor Company in 1971, and has held various engineering and management positions.
Robert H. Marcin has been Visteon’s Senior Vice President, Leadership Assessment since December 2005. Prior to that, he served as Senior Vice President, Corporate Relations since January 2003 and Senior Vice President of Human Resources since the Company’s formation in January 2000. Before that, he was Executive Director — Labor Affairs for Ford and Ford’s Director, U.S. Union Affairs. Mr. Marcin had been, prior to the Visteon spin-off in June 2000, an employee of Ford or its subsidiaries since 1973.
Robert C. Pallash has been Visteon’s Senior Vice President and President, Asia Customer Group since August 2005. Prior to that, he was Vice President and President, Asia-Pacific since July 2004, and Vice President, Asia Pacific since joining the Company in September 2001. Before joining Visteon, Mr. Pallash served as president of TRW Automotive Japan since 1999, and president of Lucas Varity Japan prior thereto.
Joel Coque has been Visteon’s Vice President, Interiors Product Group since August 2005. Prior to that, he was Vice President and General Manager of Visteon’s PSA Peugeot-Citroën and Renault/Nissan customer business groups since 2001. Mr. Coque joined Visteon in July 1999 as Managing Director of Interior Systems for Europe and South America. Prior to that, he served as the Managing Director of Plastic Omnium’s Automotive Interiors Division.
Joy M. Greenway has been Visteon’s Vice President, Climate Product Group since August 2005. Prior to that, she was Director, Powertrain since March 2002, and Director of Visteon’s Ford truck customer business group since April 2001. She joined Visteon in 2000 as Director of Fuel Storage and Delivery Strategic Business Unit.

ITEM 4A. EXECUTIVE OFFICERS OF VISTEON — (Continued)
Jonathan K. Maples has been Vice President, Global Purchasing and Visteon Services since January 2006. Prior to that, he has served as Vice President and General Manager of Ford North American Customer Group, and Vice President of Quality and Materials Management since joining the Company in November 2001. Before joining Visteon, he was Executive Vice President of Business Services for MSX International since May 2000. Mr. Maples was Vice President of Operations and Vice President of Supplier Management for DaimlerChrysler Corporation prior thereto.
Steve Meszaros has been Visteon’s Vice President, Electronics Product Group since August 2005. Prior to that, he was Managing Director, China Operations and General Manager, Yanfeng Visteon since February 2001. Prior to that, he was based in Europe, where he was responsible for Visteon’s interior systems business in the United Kingdom and Germany since 1999.
William G. Quigley III has been Visteon’s Vice President, Corporate Controller and Chief Accounting Officer since joining the company in December 2004. Before joining Visteon, he was the Vice President and Controller — Chief Accounting Officer of Federal-Mogul Corporation since June 2001. Federal-Mogul filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 11, 2001. Mr. Quigley was previously Finance Director — Americas and Asia Pacific of Federal-Mogul since July 2000, and Finance Director — Aftermarket Business Operations of Federal-Mogul prior thereto.
PART II
ITEM 5. MARKET FOR VISTEON’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
The Company’s common stock is listed on the New York Stock Exchange in the United States under the symbol “VC.” As of March 1, 2006, the Company had 128,006,167 shares of its common stock $1.00 par value outstanding, which were owned by 108,440 shareholders of record. The table below shows the high and low sales prices for the Company’s common stock as reported by the New York Stock Exchange, and the dividends the Company paid per share of common stock for each quarterly period for the last two years.

	2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock price per share
High	$9.40	$7.87	$10.86	$9.98
Low	$5.67	$3.40	$6.34	$5.99
Dividends per share	$0.00	$0.00	$0.00	$0.00

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock price per share
High	$12.35	$12.15	$11.45	$9.91
Low	$8.91	$9.46	$7.78	$6.61
Dividends per share	$0.06	$0.06	$0.06	$0.06

ITEM 5.	MARKET FOR VISTEON’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS — (Continued)

On February 9, 2005, the Company’s Board of Directors suspended the Company’s quarterly cash dividend on its common stock. The Board evaluates the Company’s dividend policy based on all relevant factors. The Company’s credit agreements limit the amount of cash payments for dividends that may be made. The ability of the Company’s subsidiaries to transfer assets is subject to various restrictions, including regulatory requirements and governmental restraints. Refer to Note 7, “Non-Consolidated Affiliates,” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of Visteon common stock during the fourth quarter of 2005.
Issuer Purchases of Equity Securities

			Total Number	Maximum Number
			of Shares (or Units)	(or Approximate Dollar
	Total	Average	Purchased as Part	Value) of Shares (or
	Number of	Price Paid	of Publicly	Units) that May Yet Be
	Shares (or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased (1)	(or Unit)	or Programs	Plans or Programs

October 1, 2005 to October 31, 2005	3,036	$7.88	—	—
November 1, 2005 to November 30, 2005	—	—	—	—
December 1, 2005 to December 31, 2005	1,783	$7.00	—	—
Total	4,819	$7.55	—	—

(1)	This column includes only shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share awards made pursuant to the Visteon Corporation 2004 Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents information from the Company’s consolidated financial statements for the five years ended December 31, 2005. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplemental Data.”

	2005	2004	2003	2002	2001

	(Dollars in Millions, Except Per Share Amounts and
	Percentages)
Consolidated Statement of Operations Data
Net sales	$16,976	$18,657	$17,660	$18,395	$17,843
Cost of sales and selling, general and administrative expenses	17,368	18,749	18,096	18,296	17,763
Restructuring expenses	46	82	300	195	192
Reimbursement from Escrow Account	51	—	—	—	—
Impairment of long-lived assets	1,511	314	436	28	—
Gain on ACH Transactions	1,832	—	—	—	—
Interest expense, net	132	96	77	80	76
Equity in net income of non-consolidated affiliates	25	45	55	44	24
Provision (benefit) for income taxes	64	962	6	(74)	(70)
Minority interests in consolidated subsidiaries	33	35	29	28	21

Net loss before change in accounting	(270)	(1,536)	(1,229)	(114)	(115)
Cumulative effect of change in accounting, net of tax	—	—	—	(265)	—

Net loss	$(270)	$(1,536)	$(1,229)	$(379)	$(115)

Per share data:
Basic and diluted before cumulative effect of change in accounting	$(2.14)	$(12.26)	$(9.77)	$(0.90)	$(0.89)
Cumulative effect of change in accounting	—	—	—	(2.07)	—

Basic and diluted	$(2.14)	$(12.26)	$(9.77)	$(2.97)	$(0.89)

Cash dividends per share	$—	$0.24	$0.24	$0.24	$0.24
Consolidated Balance Sheet Data
Total assets	$6,736	$10,292	$11,024	$11,240	$11,254
Total debt	$1,994	$2,021	$1,818	$1,691	$1,922
Total (deficit)/ equity	$(48)	$320	$1,812	$2,977	$3,355
Other Financial Data
Cash provided from operating activities	$417	$418	$363	$1,103	$440
Cash used by investing activities	$(231)	$(782)	$(781)	$(609)	$(747)
Cash (used by) provided from financing activities	$(51)	$135	$128	$(338)	$(75)
Depreciation and amortization	$595	$685	$677	$633	$667
Capital expenditures, including capital leases	$613	$845	$872	$725	$756
After-tax return on:
Sales	(1.4)%	(8.0)%	(6.8)%	(0.5)%	(0.5)%
Average assets	(2.8)%	(14.1)%	(10.8)%	(0.8)%	(0.8)%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three-year period ended December 31, 2005. This section should be read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this report.
The Company’s Business
Visteon Corporation (“Visteon” or the “Company”) is a leading global supplier of automotive systems, modules and components to global vehicle manufacturers and the automotive aftermarket. Headquartered in Van Buren Township, Michigan, with regional headquarters in Kerpen, Germany and Shanghai, China, a workforce of over 49,000 employees and a network of manufacturing sites, technical centers, sales offices and joint ventures located in every major region of the world.
The Company was incorporated in Delaware in January 2000 as a wholly-owned subsidiary of Ford Motor Company (“Ford” or “Ford Motor Company”). Subsequently, Ford transferred the assets and liabilities comprising its automotive components and systems business to Visteon. The Company separated from Ford on June 28, 2000 when all of the Company’s common stock was distributed by Ford to its shareholders.
ACH Transactions
On May 24, 2005, the Company and Ford entered into a non-binding Memorandum of Understanding (“MOU”), setting forth a framework for the transfer of 23 North American facilities and related assets and liabilities (the “Business”) to a Ford-controlled entity. In September 2005, the Company and Ford entered into several definitive agreements and the Company completed the transfer of the Business to Automotive Components Holdings, LLC (“ACH”), an indirect, wholly-owned subsidiary of the Company, pursuant to the terms of various agreements described below.
Following the signing of the MOU and at June 30, 2005, the Company classified the manufacturing facilities and associated assets, including inventory, machinery, equipment and tooling, to be sold as “held for sale.” The liabilities to be assumed or forgiven by Ford pursuant to the ACH Transactions, including employee liabilities and postemployment benefits payable to Ford, were classified as “Liabilities associated with assets held for sale” in the Company’s consolidated balance sheet following the signing of the MOU. Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets that are considered “held for sale” to be measured at the lower of their carrying value or fair value less cost to sell and future depreciation of such assets is ceased. During the second quarter of 2005, the Company’s Automotive Operations recorded a non-cash impairment charge of $920 million to write-down those assets considered “held for sale” to their aggregate estimated fair value less cost to sell. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms and management estimates.
On October 1, 2005, Ford acquired from Visteon all of the issued and outstanding shares of common stock of the parent of ACH in exchange for Ford’s payment to the Company of approximately $300 million, as well as the forgiveness of certain other postretirement employee benefit (“OPEB”) liabilities and other obligations relating to hourly employees associated with the Business, and the assumption of certain other liabilities with respect to the Business (together, the “ACH Transactions”).
Additionally, on October 1, 2005, Ford acquired from the Company warrants to acquire 25 million shares of the Company’s common stock and agreed to provide funds to be used in the Company’s further restructuring.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The Business accounted for approximately $6.1 billion of the Company’s total sales for 2005, the majority being products sold to Ford. Also, the transferred facilities included all of the Company’s plants that leased hourly workers covered by Ford’s master agreement with the UAW. The ACH Transactions addressed certain strategic and structural challenges of the business, although the Company expects additional restructuring activities and business improvement actions will be needed in the foreseeable future for the Company to achieve sustainable success in an increasingly challenging environment.
Pursuant to the ACH Transactions, the Company and Ford terminated certain existing commercial agreements, including the Funding Agreement, dated as of March 10, 2005, as amended; the Master Equipment Bailment Agreement, dated as of March 10, 2005, as amended; the Purchase and Supply Agreement, dated as of December 19, 2003; and the 2003 Relationship Agreement, dated as of December 19, 2003, as well as the Amended and Restated Hourly Employee Assignment Agreement, dated as of April 1, 2000, as amended and restated as of December 19, 2003.
Organization and Operating Structure
In late 2005 the Company announced a new operating structure to manage the business on a go-forward basis. This operating structure is comprised of the following global product groups: Climate, Electronics, Interiors and Other. These global product groups have financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio. Regional customer groups are responsible for the marketing, sales and service of the Company’s product portfolio to its customer base. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment.
The Company is currently in the process of realigning systems and reporting structures to facilitate financial reporting under the revised organizational structure. Such realignment was not complete at December 31, 2005 and accordingly the Company did not meet the criteria to change its reportable segments under Statement of Financial Accounting Standards No. 131 (“SFAS 131”) “Disclosures about Segments of an Enterprise and Related Information.” However, pursuant to the ACH Transactions, the Company established and commenced operations of Visteon Services, a centralized administrative function to monitor and facilitate transactions with ACH for leased employees and other services provided to ACH by the Company. As the activities of Visteon Services do not share similar economic characteristics with the Company’s other business operations, the Company has provided separate disclosure of these operations as of December 31, 2005.
The Company’s reportable segments as of December 31, 2005 are as follows:
Automotive Operations — The Company’s Automotive Operations supply automotive systems, modules and components on a global basis for product offerings related to climate control, interior, exterior, powertrain, chassis and electronics. For a more detailed description of the Company’s products, see “The Company’s Products” above. The Automotive Operations segment accounted for approximately 97% of the Company’s 2005, 2004 and 2003 total net sales.
Glass Operations — The Company’s Glass Operations supply automotive glass products to Ford and various aftermarket customers, and float glass for commercial architectural and automotive applications. The Glass Operations segment accounted for approximately 2%, 3% and 3% of the Company’s 2005, 2004 and 2003 total net sales, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Services Operations — The Company’s Services Operations supply leased personnel and transition services as required by certain agreements entered into by the Company with ACH as a part of the ACH Transactions. Pursuant to the Master Services Agreement and the Salaried Employee Lease Agreement the Company agreed to provide ACH with certain information technology, personnel and other services to enable ACH to conduct its business. Services to ACH are provided at a rate approximately equal to the Company’s cost until such time the services are no longer required by ACH or the expiration of the related agreement. The Service segment accounted for approximately 1% of the Company’s total net sales in 2005.
Further information relating to the Company’s reportable segments can be found in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (Note 18, “Segment Information,” of the Company’s consolidated financial statements).
The global automotive parts industry is a highly competitive industry. Suppliers must rapidly develop new and innovative technologies and respond to increasing cost and pricing pressures. In order to respond to these challenges, the Company is taking actions to support its key operating strategies of improving base operations, reducing overhead costs and implementing other improvement action plans.
Improving Base Operations

•	Focused product portfolio — Winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost-competitive basis. Because of the heavy capital and engineering investment needed to maintain this competitiveness, the Company reexamined its broad product portfolio to identify its key growth products considered core to its future success. Based on this assessment, the Company identified interiors, climate and electronics (including lighting) as its key growth products. The Company believes there are opportunities to capitalize on the continuing demand for additional electronics integration and safety-related products with its product portfolio and technical capabilities.

•	Customer and geographic diversification — The Company is well positioned globally, with a diverse customer base. Although Ford remains the Company’s largest customer, the Company has been steadily diversifying its sales with growing OEMs. Following the ACH Transactions, the Company’s regional sales mix has become more balanced, with a greater percentage of product sales outside of North America.

•	Achieving cost efficiencies — The Company continues to take actions to lower its manufacturing costs by increasing its focus on production utilization and related investment, closure and consolidation of facilities and relocation of production to lower cost environments to take further advantage of its global manufacturing footprint. The Company has consolidated its regional purchasing activities into a global commodity driven organization to provide increased spending leverage and to further standardize its production and related material buy. The Company has increased its focus and financial discipline in the evaluation of and bidding on new customer programs to improve operating margins, as well as taking actions to address lower margin customer programs.
Reduce Overhead Costs
To further improve the Company’s administrative and engineering costs, the Company has taken actions to implement more competitive benefits and compensation programs for its employees, build and relocate its engineering capability in more competitive cost locations, and re-examine its current third-party supplier arrangements for purchased services.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Three-Year Improvement Plan
In January 2006, the Company announced a three-year improvement plan that involves the restructuring of certain underperforming and non-strategic plants and businesses to improve operating and financial performance and other cost reduction efforts. Currently, this plan is expected to affect up to 23 facilities. The majority of the cash expenses for this plan are expected to be funded by the $400 million escrow account established pursuant to the ACH Transactions.
Critical Accounting Estimates
The accompanying consolidated financial statements in Item 8 of this annual report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States and, accordingly, the Company’s accounting policies have been disclosed in Note 2 to the consolidated financial statements. The Company considers accounting estimates to be critical accounting policies when:

•	The estimates involve matters that are highly uncertain at the time the accounting estimate is made; and

•	Different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial condition, or results of operations.
When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that it considers to be the most appropriate given the specific circumstances. Application of these accounting principles requires the Company’s management to make estimates about the future resolution of existing uncertainties. Estimates are typically based upon historical experience, current trends, contractual documentation, and other information, as appropriate. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from those estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality.
Pension Plans and Other Postretirement Employee Benefit Plans
Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension plans are accounted for in accordance with Statement of Financial Accounting Standards No. 87 (“SFAS 87”), “Employers’ Accounting for Pensions,” non-pension postretirement employee benefits are accounted for in accordance with Statement of Financial Accounting Standards No. 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” disability, early retirement and other postretirement employee benefits are accounted for in accordance with Statement of Financial Accounting Standards No. 112 (“SFAS 112”), “Employer Accounting for Postemployment Benefits.”
The determination of the Company’s obligation and expense for its pension and other postretirement employee benefits, such as retiree health care and life insurance, is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Selected assumptions are described in Note 10 to the Company’s consolidated financial statements, which is incorporated herein by reference, including the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the September 30 annual measurement date directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits under SFAS Nos. 87, 106 and 112 as of December 31, 2005 are as follows:

•	Long-term rate of return on plan assets: The expected long-term rate of return is used to calculate net periodic pension cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The expected long-term rate of return for pension assets has been chosen based on various inputs, including long-term historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding capital market returns, inflation and other variables. In determining its pension expense, the Company is using long-term rates of return on plan assets ranging from 3.0% to 11.0% outside the U.S. and 8.5% in the U.S.

Actual returns on U.S. pension assets for 2005, 2004 and 2003 were 14%, 13% and 20%, respectively, compared to the expected rate of return assumption of 9% for each of those years. The Company’s market-related value of pension assets reflects changes in the fair value of assets over a five-year period, with a one-third weighting to the most recent year.

•	Discount rate: The discount rate is used to calculate pension and postretirement employee obligations. Discount rate assumptions used to account for pension and non-pension postretirement employee benefit plans reflect the rates available on high-quality, fixed-income debt instruments on September 30 of each year. In determining its pension and other benefit obligations, the Company used discount rates ranging from 2.0% to 11.0% worldwide.

The U.S. discount rate is chosen based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its September 30 measurement date. The discount rate assumptions for year end 2005 were a weighted average of 5.70% and 4.90% for U.S. and non-U.S. pension plans, respectively and 5.70% for postretirement employee health care and life insurance plans. In accordance with accounting principles generally accepted in the U.S., actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect the Company’s recognized expense and recorded obligation in such future periods.

•	Health care cost trend: For postretirement employee health care plan accounting, the Company reviews external data and Company specific historical trends for health care costs to determine the health care cost trend rate assumptions. In determining its projected benefit obligation, the Company used health care cost trend rates of 9.8%, declining to an ultimate trend rate of 5.0% in 2010, for postretirement employee health care plans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension and other postretirement employee benefit obligations and its future expense. The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2005 funded status and 2006 pre-tax pension expense (certain salaried employees are covered by a Ford sponsored plan):

	Impact on		Impact on
	U.S. 2006	Impact on	Non-U.S. 2006	Impact on
	Pre-tax Pension	U.S. Plan 2005	Pre-tax Pension	Non-U.S. Plan 2005
	Expense	Funded Status	Expense	Funded Status

25 basis point decrease in discount rate(a)	+$7 million	-$56 million	+$8 million	-$66 million
25 basis point increase in discount rate(a)	-$6 million	+$54 million	-$10 million	+$63 million
25 basis point decrease in expected return on assets(a)	+$2 million		+$2 million
25 basis point increase in expected return on assets(a)	-$2 million		-$2 million

(a)	Assumes all other assumptions are held constant.
The following table illustrates the sensitivity to a change in the discount rate assumption related to Visteon sponsored postretirement employee health care and life insurance plans expense (certain salaried employees are covered by a Ford sponsored plan):

	Impact on 2006	Impact on Visteon
	Pre-tax OPEB	Sponsored Plan 2005
	Expense	Funded Status

25 basis point decrease in discount rate(a)	+$2 million	-$25 million
25 basis point increase in discount rate(a)	-$2 million	+$24 million

(a)	Assumes all other assumptions are held constant.
The following table illustrates the sensitivity to a change in the assumed health care trend rate related to Visteon sponsored postretirement employee health expense (certain salaried employees are covered by a Ford sponsored plan):

Total Service and
	Interest Cost	APBO

100 basis point increase in health care trend rate(a)	+$12 million	+$97 million
100 basis point decrease in health care trend rate(a)	-$10 million	-$80 million

(a)	Assumes all other assumptions are held constant.
The Company’s OPEB payable to Ford includes the financial obligation the Company has to Ford for the cost of providing selected health care and life insurance benefits to certain Visteon salaried employees who retire after May 24, 2005. The health care and life insurance costs for these employees are calculated using Ford’s assumptions.
Effective October 1, 2005 and in connection with the ACH Transactions, Ford relieved the Company of all liabilities totaling $2.2 billion for the postretirement employee health care and life insurance related obligations for Visteon-assigned Ford-UAW employees and retirees and for salaried retirees who retired prior to May 24, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Impairment of Long-Lived Assets and Certain Identifiable Intangibles
Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires that long-lived assets and intangible assets subject to amortization are reviewed for impairment when certain indicators of impairment are present. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. Generally, when impairment exists the long-lived assets are adjusted to their respective fair values.
In assessing long-lived assets for an impairment loss, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Asset grouping requires a significant amount of judgment. Accordingly, facts and circumstances will influence how asset groups are determined for impairment testing. In assessing long-lived assets for impairment, management considered the Company’s product line portfolio, customers and related commercial agreements, labor agreements and other factors in grouping assets and liabilities at the lowest level for which identifiable cash flows are largely independent. Additionally, in determining fair value of long-lived assets, management uses appraisals, management estimates or discounted cash flow calculations.
Product Warranty and Recall
The Company accrues for warranty obligations for products sold based on management estimates, with support from the Company’s sales, engineering, quality and legal functions, of the amount that eventually will be required to settle such obligations. This accrual is based on several factors, including contractual arrangements, past experience, current claims, production changes, industry developments and various other considerations.
The Company accrues for product recall claims related to potential financial participation in customers’ actions to provide remedies related primarily to safety concerns as a result of actual or threatened regulatory or court actions or the Company’s determination of the potential for such actions. The Company accrues for recall claims for products sold based on management estimates, with support from the Company’s engineering, quality and legal functions. Amounts accrued are based upon management’s best estimate of the amount that will ultimately be required to settle such claims.
Environmental Matters
The Company is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company is also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties it presently owns or operates and at third-party disposal or treatment facilities to which these sites send or arranged to send hazardous waste.
At the time of spin-off, the Company and Ford agreed on a division of liability for, and responsibility for management and remediation of, environmental claims existing at that time, and, further, that the Company would assume all liabilities for existing and future claims relating to sites that were transferred to it and its operation of those sites, including off-site disposal, except as otherwise specifically retained by Ford in the master transfer agreement. In connection with the ACH Transactions, Ford agreed to re-assume these liabilities to the extent they arise from the ownership or operation prior to the spin-off of the locations transferred to ACH (excluding any increase in costs attributable to the exacerbation of such liability by the Company or its affiliates).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The Company is aware of contamination at some of its properties and relating to various third-party superfund sites at which the Company or its predecessor has been named as a potentially responsible party. It is in various stages of investigation and cleanup at these sites. At December 31, 2005, the Company had recorded a reserve of approximately $9 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot assure you that its eventual environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance on deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. Management judgment is required in determining the Company’s valuation allowance on deferred tax assets. Deferred taxes have been provided for the net effect of repatriating earnings from consolidated foreign subsidiaries.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations
2005 Compared with 2004

	Sales			Gross Margin

	2005	2004	Change	2005	2004	Change

	(Dollars in Millions)
Automotive	$16,417	$18,137	$(1,720)	$568	$879	$(311)
Glass	395	520	(125)	(15)	9	(24)
Services	164	—	164	1	—	1

Total	$16,976	$18,657	$(1,681)	$554	$888	$(334)

Sales
Automotive Operations sales were $16.4 billion in 2005, compared with $18.1 billion in 2004, representing a decrease of $1.7 billion or 9%. The ACH Transactions resulted in a decrease of $1.9 billion, which was partially offset by an increase in non-Ford sales of $810 million and favorable foreign currency of $360 million. Sales were further decreased due primarily to lower Ford North America production volume and unfavorable vehicle mix of $620 million and customer price reductions.
Sales for Glass Operations were $395 million in 2005, compared with $520 million in 2004, representing a decrease of $125 million or 24%. Substantially all of this decrease was attributable to the ACH Transactions.
Sales for Services Operations were $164 million in 2005, related to information technology, engineering, administrative and other business support services provided by the Company at cost, under the terms of various agreements, to ACH in the fourth quarter of 2005.
Gross Margin
Gross margin for the Company’s Automotive Operations was $568 million in 2005 compared with $879 million in 2004, representing a decrease of $311 million or 35%. Lower Ford North America production volumes and unfavorable vehicle mix reduced 2005 gross margin by $422 million. The net effect of the Ford funding agreement, master equipment bailment agreement and the ACH Transactions increased gross margin by approximately $110 million in 2005 as compared to 2004. Cost reduction activities, net of raw material cost increases, employee wage and benefit increases and other cost increases, were more than offset by customer price reductions resulting in a further reduction in gross margin of $35 million. Finally, the 2005 gross margin comparison was negatively impacted by a non-recurring $49 million benefit recorded in 2004 resulting from the favorable settlement of a product recall claim with a customer.
Gross margin for the Company’s Glass Operations decreased by $24 million in 2005 compared to 2004. Substantially all of this decrease was attributable to the effect of the ACH Transactions and customer price reductions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2005 were $946 million, $34 million lower as compared with 2004. Under the terms of various agreements between the Company and ACH, expenses previously classified as selling, general and administrative expenses incurred to support the business of ACH are now classified as costs of sales in the consolidated financial statements. The decrease in selling, general and administrative expenses reflects approximately $50 million of expenses incurred in support of ACH included in costs of sales in the fourth quarter of 2005. Further, net cost reduction activities of approximately $20 million were offset by approximately $30 million in bad debt expense related to the bankruptcy of a customer in the second quarter of 2005 and foreign currency of $10 million.
Gain on ACH Transactions
On October 1, 2005, Ford acquired from the Company all of the issued and outstanding shares of common stock of ACH in exchange for approximately $300 million (less the amount due in repayment of the $250 million loan made by Ford to the Company on September 19, 2005 and other amounts), as well as the forgiveness of certain OPEB liabilities and other obligations relating to hourly employees associated with the Business, and the assumption of certain other liabilities with respect to the Business.
The following table summarizes the impact of the ACH Transactions as of the October 1, 2005 transaction closing date:

	Assets, Liabilities
	and Other	Gain on ACH
	Consideration	Transactions for
	as of	the Year Ended
	October 1, 2005	December 31, 2005

	(Dollars in Millions)
Assets transferred to ACH
Inventories	$(299)
Property and equipment	(578)
Prepaid and other assets	(75)

		$(952)
Proceeds from divestiture of ACH
Cash	299
Forgiveness of indebtedness:
OPEB liabilities	2,164
Employee fringe benefits	260
Other liabilities	241

		2,964
Stock warrants issued to Ford	(127)
Other consideration	(53)

		(180)

Gain on ACH Transactions		$1,832

Interest
Net interest expense increased by $36 million from $96 million in 2004 to $132 million in 2005. The increase resulted from higher market interest rates on outstanding debt in 2005 as compared to 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

2004 Compared with 2003

	Sales			Gross Margin

	2004	2003	Change	2004	2003	Change

	(Dollars in Millions)
Automotive	$18,137	$17,097	$1,040	$879	$530	$349
Glass	520	563	(43)	9	22	(13)
Services	—	—	—	—	—	—

Total	$18,657	$17,660	$997	$888	$552	$336

Sales
Sales for Automotive Operations were $18.1 billion in 2004, compared with $17.1 billion in 2003, an increase of $1.0 billion or 6%. This increase reflects higher non-Ford sales of $1.5 billion and approximately $500 million of favorable foreign currency. In addition, the non-recurrence of a $150 million lump-sum settlement with Ford in 2003 for pricing in North America and higher Ford European vehicle production volumes were offset partially by the impact of lower Ford North American vehicle production volume of approximately $600 million, the loss of sales from the exit of the Company’s seating operations in 2003 of approximately $250 million, and customer price reductions.
Sales for Glass Operations were $520 million in 2004, compared with $563 million in 2003, a decrease of $43 million or 8%, resulting primarily from lower non-Ford sales of approximately $40 million and customer price reductions.
Gross Margin
Gross margin for Automotive Operations was $879 million in 2004 compared with $530 million in 2003, an increase of $349 million. Although sales volumes, net of foreign currency, improved year over year, the Company’s gross margin was negatively impacted by both unfavorable customer mix, reflecting lower Ford North America vehicle production volume, and product mix. Gross margin increased by approximately $170 million as a result of cost reduction activities, net of customer price reductions, raw material cost increases and employee wage and benefit increases. In addition, foreign currency increased gross margin by approximately $60 million. The improvement in gross margin in 2004 also reflects a reduction in costs of sales of $59 million for one-time UAW contract ratification costs in 2003, a reduction to product recall accruals of $49 million in 2004 resulting from the favorable settlement of a claim with a customer, and a $25 million benefit from the exit of the Company’s seating operations in 2003.
Gross margin for Glass Operations was $9 million in 2004 compared with $22 million in 2003. The decrease reflects lower Ford North American vehicle production volume and customer price reductions, offset partially by one-time UAW contract ratification costs of $5 million in 2003.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2004 were $980 million, $8 million lower as compared with 2003. The decrease reflects net cost reduction efforts of $52 million and reduced information technology infrastructure costs of $34 million, partially offset by foreign currency of $30 million. The 2004 selling, general and administrative expenses comparison was negatively impacted by a one-time reimbursement from Ford of $48 million for information technology costs incurred by the Company for system separation activities in 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Interest
Net interest expense and debt extinguishment costs of $96 million in 2004 increased by $19 million from 2003, reflecting $11 million of debt extinguishment costs and higher average outstanding debt levels in the U.S.
Restructuring Activities
The Company has undertaken various restructuring activities to achieve strategic objectives, including the reduction of operating costs. Restructuring activities include, but are not limited to, plant closures, production relocation, administrative realignment and consolidation of available capacity and resources.
Management expects to finance these restructuring programs through cash reimbursement from an escrow account established pursuant to the ACH Transactions, from cash generated from its ongoing operations, or through cash available under its existing debt agreements, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have a significant adverse impact on its liquidity position.
Escrow Agreement
Pursuant to the Escrow Agreement, dated as of October 1, 2005, among the Company, Ford and Deutsche Bank Trust Company Americas, Ford paid $400 million into an escrow account for use by the Company to restructure its businesses. The Escrow Agreement provides that the Company will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs, as defined in the Escrow Agreement, and up to one half of the next $300 million of such costs. Through December 31, 2005, the Company recorded reimbursements of $51 million and had received payment of $24 million in reimbursement from the escrow account. The $51 million is included in operating income in the consolidated statement of operations, while the unpaid amount of $27 million was included in accounts receivable in the consolidated balance sheet as of December 31, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Restructuring Reserves
The following is a summary of the Company’s consolidated restructuring reserves and related activity for the years ended December 31, 2005, 2004 and 2003, respectively. Substantially all of the Company’s restructuring expenses are related to severance and related employee costs.

	Automotive	Glass
	Operations	Operations	Total

	(Dollars in Millions)
December 31, 2002 reserve balances	$36	$1	$37
Expenses	308	1	309
Adjustments	(8)	(1)	(9)
Utilization	(152)	(1)	(153)
Foreign exchange translation	5	—	5

December 31, 2003 reserve balances	189	—	189
Expenses	96	4	100
Adjustments	(18)	—	(18)
Utilization	(149)	(1)	(150)
Foreign exchange translation	1	—	1

December 31, 2004 reserve balances	119	3	122
Expenses	48	—	48
Adjustments	(63)	—	(63)
Utilization	(90)	(3)	(93)
Foreign exchange translation	—	—	—

December 31, 2005 reserve balances	$14	$—	$14

The restructuring reserve balance of $14 million at December 31, 2005 is classified in current accrued liabilities on the consolidated balance sheet. The December 31, 2004, reserve balance of $122 million includes $71 million which is classified as current accrued liabilities and $51 million which is classified as long-term other liabilities on the consolidated balance sheet. The Company currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed by the end of 2006.
Utilization for 2005 of $93 million includes $66 million mainly for severance pay and $27 million related to pension and other postretirement employee benefits. Utilization for 2004 of $150 million includes $129 million for severance and $21 million related to pension and other postretirement employee benefits. Utilization for 2003 of $153 million includes $127 million for severance pay and $26 million related to pension and other postretirement employee benefits.
Estimates of restructuring charges are based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a timeframe such that significant changes to the plan are not likely. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. The Company adjusted approximately $63 million, $18 million and $9 million of previously recorded reserves in 2005, 2004 and 2003, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

2005 Restructuring Actions — During 2005, significant restructuring activities included the following actions:

•	$13 million for severance and employee related costs associated with the closure of certain North American Automotive Operations facilities located in the U.S., Mexico and Puerto Rico. The Company recorded a $7 million OPEB curtailment loss reflecting a reduction of expected years of future service for plan participants. The Company also recorded $6 million of severance charges which affected approximately 100 salaried employees and 400 hourly employees. Remaining reserves of approximately $6 million related to this program are recorded in other current liabilities as of December 31, 2005.

•	$14 million of severance and employee related costs associated with programs offered at various Mexican and European facilities affecting approximately 700 salaried and hourly positions. Remaining reserves of approximately $8 million related to these programs are recorded in other current liabilities as of December 31, 2005.

•	$13 million for a pension curtailment loss related to a non-U.S. pension plan. The curtailment loss reflects a reduction of expected future years of service for plan participants expected to transfer employment from a Company manufacturing facility to a Ford facility.

•	$7 million related to the continuation of a voluntary termination incentive program offered during the fourth quarter of 2004 to eligible U.S. salaried employees. Terms of the program required the effective termination date to be no later than March 31, 2005, unless otherwise mutually agreed. Through March 31, 2005, 409 employees voluntarily elected to participate in this program, including 35 employees during the first quarter of 2005. As of December 31, 2005, substantially all of the employees had terminated their employment.

•	Previously recorded restructuring reserves of $61 million were adjusted as the Company was relieved, pursuant to the ACH Transactions, from fulfilling the remaining obligations to Ford for the transfer of seat production from the Company’s Chesterfield, Michigan operation to another supplier.
2004 Restructuring Actions — During 2004, significant restructuring activities included the following actions:

•	Severance costs of $51 million related to a voluntary termination incentive program offered to eligible U.S. salaried employees. Terms of the program required the effective termination date to be no later than March 31, 2005, unless otherwise mutually agreed. As of December 31, 2004, 374 employees voluntarily elected to participate in this program. As of June 30, 2005, substantially all of the employees had terminated their employment. Reserves related to this activity of approximately $34 million were outstanding as of December 31, 2004.

•	European plan for growth charges are comprised of $13 million of severance and employee-related costs for the separation of approximately 50 hourly employees located at the Company’s plants in Europe through the continuation of a voluntary retirement and separation program. Reserves related to this activity of approximately $6 million were outstanding as of December 31, 2004.

•	The Company offered an early retirement incentive to eligible Visteon-assigned Ford-UAW employees to voluntarily retire or to return to a Ford facility. Approximately 500 employees elected to retire early at a cost of $18 million and approximately 210 employees have agreed to return to a Ford facility at a cost of $7 million. As of December 31, 2004, substantially all of the employees had terminated their employment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	$11 million of severance related to the involuntary separation of approximately 200 employees as a result of the closure of the Company’s La Verpilliere, France, manufacturing facility. This program was substantially completed as of December 31, 2004.

•	Adjustment of previously recorded liabilities totaling $15 million related to the Chesterfield, MI agreement reached with Ford during 2003. A determination of the net costs that the Company was responsible to reimburse Ford under this agreement was completed pursuant to a final actuarial valuation received in the fourth quarter of 2004. The final actuarially determined obligation resulted in a $15 million reduction in previously established accruals.
2003 Restructuring Actions — During 2003, significant restructuring activities included the following actions:

•	$88 million of severance and employee-related costs associated with the Company’s European plan for growth. These restructuring charges are related to the separation of approximately 960 hourly and salaried employees at various plants in Europe, primarily located in Germany and the U.K. Reserves related to this activity of approximately $30 million and $2 million were outstanding as of December 31, 2003 and 2004, respectively.

•	$37 million comprised of severance and employee-related costs for an involuntary program to separate approximately 365 hourly and salaried employees in the U.S. and Mexico. Reserves related to this activity of approximately $12 million were outstanding as of December 31, 2003.

•	$174 million of severance and employee-related costs pursuant to an agreement with Ford to transfer seat production located in Chesterfield, Michigan, to another supplier. Reserves related to this activity of approximately $144 million and $67 million were outstanding as of December 31, 2003 and 2004, respectively.

•	Adjustment of previously recorded restructuring liabilities of $9 million as a result of lower actual costs to complete the closure of the Markham, Ontario facility than originally estimated.
Impairment of Long-Lived Assets
The Company recorded asset impairment losses of $1,511 million, $314 million and $436 million for the years ended December 31, 2005, 2004 and 2003, respectively, to adjust certain long-lived assets to their estimated fair values.
2005 Impairment Charges
During the fourth quarter of 2005 and following the closing of the ACH Transactions on October 1, 2005, the Company’s Automotive Operations recorded an impairment charge of $335 million to reduce the net book value of certain long-lived assets considered to be “held for use” to their estimated fair value. The impairment assessment was performed pursuant to impairment indicators, including lower than anticipated current and near term future production volumes and the related impact on the Company’s current and projected operating results and cash flows. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms and management estimates.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Following the signing of the MOU and at June 30, 2005, the Company classified the manufacturing facilities and associated assets, including inventory, machinery, equipment and tooling to be sold as “held for sale.” The liabilities to be assumed or forgiven by Ford pursuant to the ACH Transactions, including employee liabilities and postretirement employee benefits payable to Ford were classified as “Liabilities associated with assets held for sale” in the Company’s consolidated balance sheet following the signing of the MOU. Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets that are considered “held for sale” to be measured at the lower of their carrying value or fair value less cost to sell and future depreciation of such assets is ceased. During the second quarter of 2005, the Company’s Automotive Operations recorded an impairment charge of $920 million to write-down those assets considered “held for sale” to their aggregate estimated fair value less cost to sell. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms and management estimates.
During the second quarter of 2005, the Automotive Operations recorded an impairment charge of $256 million to reduce the net book value of certain long-lived assets considered to be “held for use” to their estimated fair value. The impairment assessment was performed pursuant to impairment indicators including lower than anticipated current and near term future production volumes and the related impact on the Company’s projected operating results and cash flows. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms and management estimates.
2004 Impairment Charges
During the third quarter of 2004, the Automotive Operations recorded an impairment charge of $314 million to reduce the net book value of certain long-lived assets to their estimated fair value. This impairment was based on an assessment by product line asset group of the recoverability of the Company’s long-lived assets. The assessment was performed based upon impairment indicators including the impact of lower than anticipated current and near term future Ford North American production volumes and the related impact on the Company’s projected operating results and cash flows. Fair values were determined primarily based on prices for similar groups of assets determined by a third-party valuation firm and management estimates.
2003 Impairment Charges
During the fourth quarter of 2003, the Automotive Operations recorded an impairment charge of $407 million to reduce the net book value of certain long-lived assets to their estimated fair value. This impairment assessment was based upon impairment indicators including a decrease in the production levels of the Company’s major customers and the anticipated impact of the Ford 2003 agreements. Fair values were determined primarily based on prices for similar groups of assets determined by a third-party valuation firm and management estimates.
The Company’s Automotive Operations recorded an impairment charge of $25 million related to certain seating-related fixed assets, for which an agreement was reached with Ford to transfer production located in Chesterfield, Michigan, to another supplier. The Company measured the impairment loss associated with these assets by comparing the carrying value of these fixed assets to the expected proceeds from disposal of the assets after completion of remaining production commitments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The Company’s Automotive Operations also recorded an impairment charge of $4 million related to certain coiled spring and stamping fixed assets located at the Company’s Monroe, Michigan, plant. Production activities were discontinued and the future undiscounted cash flows associated with these assets were less than the related carrying values. The Company measured the impairment loss by comparing the carrying value of these fixed assets to the expected proceeds from disposal of the assets after completion of remaining production commitments.
Income Taxes
The Company’s 2005 income tax provision of $64 million reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, certain non-recurring and other discrete tax items and the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries. Non-recurring and other discrete tax items recorded in 2005 resulted in a net benefit of $31 million. This includes a benefit of $28 million, reflecting primarily a reduction in income tax reserves corresponding with the conclusion of U.S. Federal income tax audits for 2002, 2003 and certain pre-spin periods, as well as a net benefit of $3 million consisting primarily of benefits related to a change in the estimated benefit associated with tax losses in Canada and the favorable resolution of tax matters in Mexico, offset by net provisions recorded primarily to increase income tax reserves for prior year tax exposures.
The 2004 provision of $962 million includes a charge of $871 million recorded during the third quarter to establish additional valuation allowances against the Company’s deferred tax assets in the U.S. and certain foreign countries. This charge is comprised of $948 million related to deferred tax assets as of the beginning of the year, partially offset by the reduction of related tax reserves of $77 million. The Company’s provision for income taxes for 2004 also includes a benefit of $42 million recorded in the fourth quarter to reduce its deferred tax asset valuation allowance to offset a related reduction in the net deferred tax asset. This reduction in the net deferred tax asset was the result of certain U.S. tax adjustments related primarily to foreign currency movements that were recorded through other comprehensive income during the fourth quarter.
Liquidity and Capital Resources
The Company’s cash and liquidity needs are impacted by the level, variability, and timing of its customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. The Company’s intra-year needs are impacted by seasonal effects in the industry, such as the shutdown of operations for two weeks in July, the subsequent ramp-up of new model production and the additional one-week shutdown in December by its primary North American customers. These seasonal effects normally require use of liquidity resources during the first and third quarters. Further, as the Company’s operating profitability has become more concentrated with its foreign subsidiaries and joint ventures, the Company’s cash balance located outside the U.S. is expected to increase. As of December 31, 2005 approximately 60% of the Company’s cash balance is located in jurisdictions outside of the U.S. The Company’s ability to efficiently access cash balances in foreign jurisdictions is subject to local regulatory and statutory requirements.
During 2005, the Company’s credit rating and outlook were downgraded as discussed further below. Accordingly, the Company’s access to liquidity has become significantly less reliable and more costly.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Committed and Uncommitted Liquidity Sources
The Company has the following committed and uncommitted sources of liquidity as of December 31, 2005.

•	Cash — The Company’s consolidated balance sheet reflects cash of $865 million as of December 31, 2005. Cash required to meet capital expenditure needs, excluding capital leases, in 2005 was $585 million. Cash requirements for capital expenditures were lower than historical levels in 2005 due to various agreements with Ford and the completion of the ACH Transactions. The Company’s credit agreements contain limits on annual capital expenditures, limiting 2006 capital expenditures to $500 million.

•	Long-Term Debt — The Company had $1,509 million of outstanding long-term debt at December 31, 2005. This debt includes $701 million of notes bearing interest at 8.25% due August 1, 2010, $442 million of notes bearing interest at 7.00% due March 10, 2014, $241 million of the five-year term loan related to the Company’s facilities consolidation in Southeastern Michigan due June 25, 2007, and $125 million of various other, primarily non-U.S. affiliate long-term debt instruments with various maturities.

•	Financing Arrangements — The Company has credit line arrangements with various banks throughout the world. As of December 31, 2005, the Company had $321 million of available borrowings under the $772 million five-year revolving credit facility after a reduction for $104 million of obligations under letters of credit and $347 million drawn. In addition, as of December 31, 2005, the Company had approximately $425 million of available borrowings under other committed and uncommitted facilities. Borrowings under certain credit agreements are secured by a first-priority lien on substantially all tangible and intangible assets of the Company and most of its domestic subsidiaries, as well as 65% of the stock of many first tier foreign subsidiaries.

On January 9, 2006, the Company closed on a new secured $350 million 18-month term loan, which will expire on June 20, 2007, to replace the Company’s $300 million secured short-term credit agreement that expired on December 15, 2005. The 18-month term loan was made a part of the Company’s existing five-year revolving credit facility agreement resulting in $1,122 million available to the Company under this agreement. Also at this time, the terms and conditions of the five-year term loan and five-year revolving credit facility were modified to align various covenants with the Company’s restructuring initiatives and to make changes to the consolidated leverage ratios.

•	Receivables Securitization Facilities and Other Liquidity Sources — During 2005, the Company terminated its U.S. receivables securitization facility and increased the capacity and sale of non-Ford receivables in Europe. At December 31, 2005 the European securitization programs provided for receivable sales of up to 80 million euro, renewable annually, and 20 million euro, subsequently terminated during the first quarter of 2006. As of December 31, 2005, the Company had sold 99 million euro ($117 million). The company also initiated a smaller program in Asia in the first quarter of 2005 of up to 1.5 billion Japanese yen receivable sales of which 830 million Japanese yen ($7 million) were sold as of December 31, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	Escrow and Reimbursement Agreements — On October 3, 2005 and in connection with the ACH Transactions, Ford paid $400 million into an escrow account for use by the Company to restructure its businesses. The Escrow Agreement provides that the Company will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs, and up to one half of the next $300 million of such additional costs. Through December 31, 2005, the Company had received payment of $24 million under the Escrow Agreement. Ford has also agreed to reimburse the Company for up to $150 million of separation costs associated with those Visteon salaried employees who are assigned to work at ACH and whose services are no longer required by ACH or a subsequent buyer. The Reimbursement Agreement provides that Ford will reimburse the Company for the first $50 million of reimbursable restructuring costs, and up to one half of the next $200 million of such additional costs.
Covenants and Restrictions
The Company is subject to various covenants and restrictions on its borrowings as further discussed in Note 9 to the Company’s consolidated financial statements. The Company’s primary credit agreements currently contain certain affirmative and negative covenants including a covenant not to exceed a certain leverage ratio of consolidated total debt to consolidated EBITDA (as defined in the Credit Agreements) of 4.75 for the quarters ending Dec. 31, 2005 and March 31, 2006; 5.25 for the quarter ending June 30, 2006; 4.25 for the quarter ending Sept. 30, 2006; 3.00 for the quarter ending Dec. 31, 2006; 2.75 for the quarter ending March 31, 2007; and 2.50 thereafter. In addition, the credit agreements limit the amount of capital expenditures and cash payments for dividends that the Company may make. The ability of the Company’s subsidiaries to transfer assets is subject to various restrictions, including regulatory requirements and governmental restraints.
At December 31, 2005, the Company was in compliance with applicable covenants and restrictions, as amended, although there can be no assurance that the Company will remain in compliance with such covenants in the future. If the Company was to violate a financial covenant and not obtain a waiver, the credit agreements could be terminated and amounts outstanding would be accelerated. The Company can provide no assurance that, in such event, that it would have access to sufficient liquidity resources to repay such amounts.
Credit Ratings
Moody’s current corporate rating is B2 and SGL rating is 3. The rating on senior unsecured debt is B3. The latest rating action by the agency was moving the outlook to negative on January 18, 2006. S&P current corporate rating is B+ and rates the Company’s short term liquidity as B-2. The agency currently has a negative outlook on the rating. Fitch’s current rating on the Company’s senior secured debt is BB with a negative outlook.
The Company’s access to liquidity has become significantly less reliable and more costly as a result of rating agency actions, and any further downgrade in the Company’s credit ratings could further reduce its access to capital, increase the costs of future borrowings, and increase the possibility of more restrictive terms and conditions contained in any new or replacement financing arrangements or commercial agreements or payment terms with suppliers.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Other Liquidity Considerations
The Company believes that cash flow from operations, combined with access to external liquidity sources, will be sufficient to fund capital spending, debt maturities and other cash obligations in 2006. However, liquidity from internal or external sources to meet these obligations is dependent on a number of factors, including availability and accessibility of cash balances, credit ratings, industry economic factors, and the availability of the capital markets. In addition, because the Company was not timely in making its SEC filings in 2005, it is ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for 12 months prior to the filing of a registration statement for those securities. Accordingly, the Company is unable to use its presently effective shelf registration statement to sell securities in the public market without first obtaining a waiver from the SEC. The Company can provide no assurance that, if needed, additional liquidity will be available at the times or in the amounts needed, or on terms and conditions acceptable to the Company.
Cash Flows
Operating Activities — Cash provided from operating activities during 2005 totaled $417 million, compared with cash provided from operating activities of $418 million for the same period in 2004. This is largely attributable to the acceleration of Ford North American receivable terms during 2005 from 33 days to 22 days, lower inventory levels, non-recurrence of Ford productivity-related payments in 2004 related to 2003, and discontinuation of the Ford supplier early pay program in 2004, offset partially by the net cash outflow associated with the run-off of retained receivables and payables of the business that transferred as part of the ACH Transactions, changes in Ford payment terms in Europe, and a higher net loss, as adjusted for non-cash items.
Investing Activities — Cash used in investing activities was $231 million during 2005, compared with $782 million for 2004. The Company’s capital expenditures excluding capital leases in 2005 totaled $585 million, compared with $827 million for the same period in 2004, reflecting cash flows associated with various agreements with Ford in 2005 and the substantial completion of facilities consolidation in 2004. Investments in four new non-consolidated affiliates located in China and one new non-consolidated affiliate in India were $21 million. In the third quarter of 2005, the Company received a deposit of $311 million from Ford related to the ACH Transactions, and refunded $12 million in the fourth quarter to Ford after final determination of the value of the transferred inventory was completed. Proceeds from asset and land disposals were $76 million. The credit agreements limit the amount of capital expenditures the Company may make.
Financing Activities — Cash used by financing activities totaled $51 million in the 2005, compared with $135 million provided from financing activities in the same period in 2004. The cash used in 2005 reflects primarily the retirement of the remaining $250 million of 7.95% notes due on August 1, 2005, termination of the General Electric Capital Corporation (“GECC”) program, and reductions in other consolidated subsidiary debt, partially offset by draws of $347 million under the five-year revolving credit facility. The Company received a $250 million loan from Ford on September 19, 2005, which was repaid on September 30, 2005. The cash proceeds in 2004 reflect the net increase in debt of $200 million due to the March 2004 issuance of debt securities offset partially by the April 2004 repurchase of certain existing notes, maturing short-term commercial paper obligations, dividend payments, and reductions in other debt. In February 2005, the Board of Directors elected to cease the payment of the quarterly dividend of $0.06 per share of common stock. The credit agreements limit the amount of cash payments for dividends the Company may make.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations
The following table summarizes the Company’s expected cash outflows resulting from long-term obligations existing as of December 31, 2005:

	Total	2006	2007-2008	2009-2010	2011 and After

	(Dollars in Millions)
Debt	$1,994	$485	$296	$701	$512
Unconditional purchase obligations(a)	1,748	296	629	422	401
Interest payments on long-term debt(b)	693	125	232	187	149
Capital expenditures	253	223	30	—	—
Operating leases	203	50	79	54	20
Postretirement funding commitments(c)	156	2	10	17	127

Total contractual obligations	$5,047	$1,181	$1,276	$1,381	$1,209

(a)	Unconditional purchase obligation amounts exclude purchase obligations related to inventory purchases in the ordinary course of business. The obligations include amounts related primarily to a 10-year information technology agreement entered into with IBM in January 2003. Pursuant to this agreement, the Company outsourced most of its IT needs on a global basis. The service charges under the outsourcing agreement are expected to aggregate approximately $2 billion during the ten-year initial term of the agreement, subject to decreases and increases in the service charges based on the Company’s actual consumption of services to meet its then current business needs. The outsourcing agreement may be terminated also for the Company’s business convenience after its second full year under the agreement for a scheduled termination fee.

(b)	Payments include the impact of interest rate swaps, and do not assume the replenishment of retired debt.

(c)	Postretirement funding commitments include the estimated liability to Ford for postretirement employee health care and life insurance benefits of certain salaried employees as discussed in Note 10 of the consolidated financial statements, which is incorporated by reference herein. Funding for the trust begins in 2011 and is also included in the table above.
The Company has guaranteed approximately $136 million of debt capacity held by consolidated subsidiaries and $84 million for lifetime lease payments held by consolidated subsidiaries. In addition, the Company has guaranteed Tier 2 suppliers’ debt and lease obligations and other third-party service providers’ obligations of up to $20 million, at December 31, 2005, to ensure the continued supply of essential parts.
FORWARD-LOOKING STATEMENTS
Certain statements contained or incorporated in this Annual Report on Form 10-K which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and estimates, which are subject to risks and uncertainties including those discussed in Item 1A under the heading “Risk Factors” and elsewhere in this report. Accordingly, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

You should understand that various factors, in addition to those discussed elsewhere in this document, could affect our future results and could cause results to differ materially from those expressed in such forward-looking statements, including:

•	Visteon’s ability to satisfy its future capital and liquidity requirements; Visteon’s ability to access the credit and capital markets at the times and in the amounts needed and on terms acceptable to Visteon, which is influenced by Visteon’s credit ratings (which have declined in the past and could decline further in the future); Visteon’s ability to comply with financial covenants applicable to it; and the continuation of acceptable supplier payment terms.

•	Visteon’s ability to satisfy its pension and other post-employment benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost effective basis.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers, particularly its largest customer, Ford.

•	Changes in vehicle production volume of our customers in the markets where we operate, and in particular changes in Ford’s North American and European vehicle production volumes and platform mix.

•	Visteon’s ability to profitably win new business from customers other than Ford and to maintain current business with, and win future business from, Ford, and, Visteon’s ability to realize expected sales and profits from new business.

•	Increases in commodity costs or disruptions in the supply of commodities, including steel, resins, aluminum, copper, fuel and natural gas.

•	Visteon’s ability to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, improve its operating performance; to achieve the benefits of its restructuring actions; and to recover engineering and tooling costs.

•	Visteon’s ability to compete favorably with automotive parts suppliers with lower cost structures and greater ability to rationalize operations; and to exit non-performing businesses on satisfactory terms, particularly due to limited flexibility under existing labor agreements.

•	Visteon’s ability to streamline and focus its product portfolio; and to sustain technological competitiveness.

•	Restrictions in labor contracts with unions that restrict Visteon’s ability to close plants, divest unprofitable, noncompetitive businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.

•	The costs and timing of facility closures or dispositions, business or product realignments, or similar restructuring actions, including potential impairment or other charges related to the implementation of these actions or other adverse industry conditions and contingent liabilities.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Legal and administrative proceedings, investigations and claims, including shareholder class actions, SEC inquiries, product liability, warranty, environmental and safety claims, and any recalls of products manufactured or sold by Visteon.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system, or fuel prices and supply.

•	The cyclical and seasonal nature of the automotive industry.

•	Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.

•	Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.

•	Visteon’s ability to provide various employee and transition services to Automotive Components Holdings, LLC in accordance with the terms of existing agreements between the parties, as well as Visteon’s ability to recover the costs of such services.

•	Visteon’s ability to quickly and adequately remediate material weaknesses and other control deficiencies in its internal control over financial reporting.

•	Other factors, risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risks from changes in currency exchange rates, interest rates and certain commodity prices. To manage these risks, the Company uses a combination of fixed price contracts with suppliers, cost sourcing arrangements with customers and financial derivatives. The Company maintains risk management controls to monitor the risks and the related hedging. Derivative positions are examined using analytical techniques such as market value and sensitivity analysis. Derivative instruments are not used for speculative purposes, as per clearly defined risk management policies.
Foreign Currency Risk
The Company’s net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. The Company’s on-going solution is to reduce the exposure through operating actions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

The Company’s primary foreign exchange operating exposures include the Korean won, Mexican peso, euro and Czech koruna. Because of the mix between the Company’s costs and revenues in various regions, operating results are exposed generally to weakening of the euro and to strengthening of the Korean won, Mexican peso, and Czech koruna. For transactions in these currencies, the Company utilizes a strategy of partial coverage. As of December 31, 2005, the Company’s coverage for projected transactions in these currencies was approximately 41% for 2006.
As of December 31, 2005 and December 31, 2004, the net fair value of foreign currency forward and option contracts was an asset of $9 million and an asset of $18 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $62 million and $72 million as of December 31, 2005 and 2004, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company’s financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
Interest Rate Risk
The Company uses interest rate swaps to manage interest rate risk. These swaps effectively convert a portion of the Company’s fixed rate debt into variable rate debt. During the first quarter of 2005, the Company terminated interest rate swaps with a notional amount of $200 million related to the 8.25% notes due August 1, 2010, which reduced the notional amount of interest rate swaps to $350 million. Approximately 45% of the Company’s borrowings were effectively on a fixed rate basis as of both December 31, 2005 and December 31, 2004.
As of December 31, 2005 and 2004, the net fair value of interest rate swaps was a liability of $15 million and an asset of $2 million, respectively. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $10 million and $16 million as of December 31, 2005 and December 31, 2004, respectively. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $6 million as of December 31, 2005 and 2004. This analysis may overstate the adverse impact on net interest expense because of the short-term nature of the Company’s interest bearing investments.
Commodity Risk
The Company’s exposure to market risks from changes in the price of steel products, plastic resins, and diesel fuel are not hedged due to a lack of acceptable hedging instruments in the market. The Company’s exposures to price changes in these commodities and non-ferrous metals are attempted to be addressed through negotiations with the Company’s suppliers and customers, although there can be no assurance that the Company will not have to absorb any or all price increases and/or surcharges. When and if acceptable hedging instruments are available in the market, management will determine at that time if financial hedging is appropriate, depending upon the Company’s exposure level at that time, the effectiveness of the financial hedge and other factors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

In the second quarter of 2005, the Company discontinued hedge accounting treatment for natural gas and copper forward contracts. Discontinuance of hedge accounting for hedges on transactions that were not expected to occur resulted in the reclassification of a gain of approximately $8 million from “Accumulated other comprehensive income (loss)” to net income (loss). These forward contracts were subsequently terminated during the third quarter of 2005. Since completion of the ACH Transactions on October 1, 2005, the Company’s exposure to market risks from changes in the price of natural gas and copper has been substantially reduced.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Visteon Corporation
We have completed integrated audits of Visteon Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Visteon Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Visteon Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness relating to accounting for freight, raw material and other supplier costs and period-end accruals and payables in its North American Purchasing function, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2005, the Company did not maintain effective controls over the complete and accurate recording of freight, raw material and other supplier costs and related period-end accruals and payables originating in its North American purchasing function. Specifically, controls to ensure that accruals and payables for freight, raw materials and other supplier costs were appropriately supported and reviewed did not operate effectively to ensure that costs were recorded in the correct period and that period-end accruals and payables were complete and accurate, and did not prevent or detect the improper conduct by two former, non-executive employees. Further, the Company did not have effective controls designed and in place over information received from its third-party freight administrator, and the monitoring of supplier negotiations and ongoing contract compliance, to identify and record costs in the correct period and ensure that related period-end accruals and payables were complete and accurate. This control deficiency, and the related misconduct, resulted in accounting errors which required restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, the 2004 interim consolidated financial statements, and adjustments to the consolidated financial statements for the first quarter 2005. Additionally, this control deficiency could result in a misstatement of freight, raw material and other supplier costs and related period-end accruals and payables that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)
In our opinion, management’s assessment that Visteon Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Visteon Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
March 16, 2006

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)
VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31

	2005	2004	2003

	(Dollars in Millions, Except Per
	Share Amounts)
Net sales
Product	$16,812	$18,657	$17,660
Services	164	—	—

	16,976	18,657	17,660
Cost of sales
Product	16,259	17,769	17,108
Services	163	—	—

	16,422	17,769	17,108

Gross margin	554	888	552

Selling, general and administrative expenses	946	980	988
Restructuring expenses	46	82	300
Reimbursement from Escrow Account	51	—	—
Impairment of long-lived assets	1,511	314	436
Gain on ACH Transactions	1,832	—	—

Operating loss	(66)	(488)	(1,172)

Interest expense	156	104	94
Interest income	24	19	17
Debt extinguishment costs	—	11	—
Equity in net income of non-consolidated affiliates	25	45	55

Loss before income taxes and minority interests in consolidated subsidiaries	(173)	(539)	(1,194)

Provision for income taxes	64	962	6
Minority interests in consolidated subsidiaries	33	35	29

Net loss	$(270)	$(1,536)	$(1,229)

Per Share Data:
Basic and diluted net loss per share	$(2.14)	$(12.26)	$(9.77)
Cash dividends per share	$—	$0.24	$0.24
See accompanying notes to the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)
VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31

	2005	2004

	(Dollars in Millions)
ASSETS

Cash and cash equivalents	$865	$752
Accounts receivable, net	1,738	2,540
Inventories, net	537	889
Prepaid expenses and other current assets	205	249

Total current assets	3,345	4,430

Equity in net assets of non-consolidated affiliates	226	227
Property and equipment, net	2,973	5,303
Other assets	192	332

Total assets	$6,736	$10,292

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/ EQUITY

Short-term debt, including current portion of long-term debt	$485	$508
Accounts payable	1,803	2,493
Employee benefits, including pensions	233	341
Accrued expenses and other current liabilities	438	580

Total current liabilities	2,959	3,922

Long-term debt	1,509	1,513
Postretirement benefits other than pensions	724	639
Postretirement benefits payable to Ford Motor Company	154	2,135
Employee benefits, including pensions	647	751
Deferred income taxes	175	287
Other liabilities	382	516
Minority interests in consolidated subsidiaries	234	209

Shareholders’ (deficit)/ equity
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 129 million and 130 million shares outstanding, respectively)	131	131
Stock warrants	127	—
Additional paid-in capital	3,396	3,380
Accumulated deficit	(3,440)	(3,170)
Accumulated other comprehensive (loss) income	(234)	5
Other	(28)	(26)

Total shareholders’ (deficit)/ equity	(48)	320

Total liabilities and shareholders’ (deficit)/ equity	$6,736	$10,292

See accompanying notes to the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)
VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2005	2004	2003

	(Dollars in Millions)
Cash provided from (used by) operating activities
Net loss	$(270)	$(1,536)	$(1,229)
Adjustments to reconcile net loss to net cash provided from operating activities:
Gain on ACH Transactions	(1,832)	—	—
Depreciation and amortization	595	685	677
Impairment of long-lived assets	1,511	314	436
Equity in net income of non-consolidated affiliates, net of dividends remitted	23	(2)	(20)
Other non-cash items	44	40	45
Changes in assets and liabilities:
Accounts receivable	684	(52)	(23)
Inventories	34	3	140
Accounts payable	(593)	82	(57)
Postretirement benefits other than pensions	227	180	400
Income taxes deferred and payable, net	(40)	869	(72)
Other assets and other liabilities	34	(165)	66

Net cash provided from operating activities	417	418	363
Cash provided from (used by) investing activities
Capital expenditures	(585)	(827)	(872)
Acquisitions and investments in joint ventures, net	(21)	—	(4)
Net cash proceeds from ACH Transactions	299	—	—
Purchases of securities	—	—	(48)
Sales and maturities of securities, net	—	11	118
Other, including proceeds from asset disposals	76	34	25

Net cash used by investing activities	(231)	(782)	(781)
Cash provided from (used by) financing activities
Commercial paper repayments, net	—	(81)	(85)
Other short-term debt, net	239	(20)	55
Proceeds from issuance of other debt, net of issuance costs	50	576	238
Maturity/ repurchase of unsecured debt securities	(250)	(269)	—
Principal payments on other debt	(69)	(32)	(121)
Treasury stock activity	(2)	(11)	(5)
Cash dividends	—	(30)	(30)
Other, including book overdrafts	(19)	2	76

Net cash (used by) provided from financing activities	(51)	135	128
Effect of exchange rate changes on cash	(22)	28	39

Net increase (decrease) in cash and equivalents	113	(201)	(251)
Cash and equivalents at beginning of year	752	953	1,204

Cash and equivalents at end of year	$865	$752	$953

Cash paid for:
Interest	$164	$105	$94
Income taxes paid, net of refunds	$104	$101	$89
See accompanying notes to the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)
VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT)/EQUITY

						Other
					Accumulated
			Additional		Other		Unearned
	Common	Stock	Paid-In	Accumulated	Comprehensive	Treasury	Stock
	Stock	Warrants	Capital	Deficit	Income (Loss)	Stock	Compensation	Total

	(Dollars in Millions)
Balance at January 1, 2003	$131	$—	$3,368	$(345)	$(144)	$(18)	$(15)	$2,977
Comprehensive income (loss), net of tax
Net loss				(1,229)				(1,229)
Foreign currency translation					163			163
Minimum pension liability					(89)			(89)
Other					16			16

Comprehensive loss								(1,139)
Treasury stock activity						(5)		(5)
Deferred stock-based compensation			(4)			20	(16)	—
Amortization and adjustment of deferred stock-based compensation, net			(6)			2	13	9
Cash dividends				(30)				(30)

Balance at December 31, 2003	$131	$—	$3,358	$(1,604)	$(54)	$(1)	$(18)	$1,812

Comprehensive income (loss), net of tax
Net loss				(1,536)				(1,536)
Foreign currency translation					102			102
Minimum pension liability					(52)			(52)
Other					9			9

Comprehensive loss								(1,477)
Treasury stock activity						(11)		(11)
Deferred stock-based compensation						2	(2)	—
Shares issued for stock options exercised			(1)			5		4
Amortization and adjustment of deferred stock-based compensation, net			23			(12)	11	22
Cash dividends				(30)				(30)

Balance at December 31, 2004	$131	$—	$3,380	$(3,170)	$5	$(17)	$(9)	$320

Comprehensive income (loss), net of tax
Net loss				(270)				(270)
Foreign currency translation					(154)			(154)
Minimum pension liability					(64)			(64)
Other					(21)			(21)

Comprehensive loss								(509)
Stock warrants		127						127
Treasury stock activity						(2)		(2)
Shares issued for stock options exercised			(2)			5		3
Amortization and adjustment of deferred stock-based compensation, net			18			(13)	8	13

Balance at December 31, 2005	$131	$127	$3,396	$(3,440)	$(234)	$(27)	$(1)	$(48)

See accompanying notes to the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)
VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of Business and Company Background
Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of automotive systems, modules and components. The Company sells products primarily to global vehicle manufacturers, and also sells to the worldwide aftermarket for replacement and vehicle appearance enhancement parts. The Company has operations in most geographic areas, principally including the United States, Mexico, Canada, Germany, United Kingdom, France, Spain, Portugal, Poland, Korea, China and India.
The Company became an independent company when Ford Motor Company and affiliates (including Auto Alliance International, a joint venture between Ford and Mazda) (“Ford” or “Ford Motor Company”), established the Company as a wholly-owned subsidiary in January 2000 and subsequently transferred to the Company the assets and liabilities comprising Ford’s automotive components and systems business. Ford completed its spin-off of the Company on June 28, 2000. Prior to incorporation, the Company operated as Ford’s automotive components and systems business.
During the year ended December 31, 2005, the Company and Ford entered into a series of significant agreements, described as follows:
Funding Agreement
On March 10, 2005, the Company and Ford entered into a funding agreement, effective as of March 1, 2005, under which Ford had agreed (a) to accelerate the payment on or prior to March 31, 2005 of not less than $120 million of payables that were not required to be paid to the Company until after March 31, 2005; (b) to accelerate the payment terms for certain U.S. payables to the Company arising on or after April 1, 2005 from an average of 33 days after the date of sale to an average of 26 days; (c) to reduce the reimbursement by 23.75% for wages that the Company was obligated to pay Ford with respect to Visteon-assigned Ford-UAW hourly employees that worked at the Company’s facilities, beginning with the pay period commencing February 21, 2005; and (d) to release the Company from its obligation to reimburse Ford for any Ford profit sharing payments with respect to Visteon-assigned Ford-UAW hourly employees that accrue in 2005.
On May 24, 2005, the Company and Ford entered into an amendment to the funding agreement. This amendment further accelerated the payment terms for certain U.S. payables to the Company arising on or after June 1, 2005 to (i) an average of 18 days for the period from June 1, 2005 through July 31, 2005; (ii) an average of 22 days for the period from August 1, 2005 through December 31, 2005; and (iii) an average of 26 days for the period from January 1, 2006 until termination of the agreement. This agreement was terminated in connection with the closing of the transactions discussed below.
During the first nine months of 2005, cost of sales were reduced by $170 million as a result of the funding agreement’s impact on labor costs for Visteon-assigned Ford-UAW hourly employees and the master equipment bailment agreement with Ford. That reduction was comprised of $175 million in reduced charges from Ford and a one-time reduction of $17 million in previously established vacation accruals and was offset by $17 million of asset write-offs and $5 million from reduced inventory valuations. Cash flows provided by operating activities for the first nine months of 2005 were favorably impacted by the reduced wage reimbursements to Ford and by the acceleration of payment terms from Ford under the funding agreement.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1. Description of Business and Company Background — (Continued)
Master Equipment Bailment Agreement
Also on March 10, 2005, Ford and the Company entered into a master equipment bailment agreement, effective as of January 1, 2005, pursuant to which Ford agreed to pay third-party suppliers for certain machinery, equipment, tooling and fixtures and related assets to be held by the Company that were acquired during the term of the agreement, which were primarily used to produce components for Ford at certain of the Company’s plants in which Visteon-assigned Ford-UAW employees work. The agreement covered (a) certain capital expenditure project commitments made by the Company before January 1, 2005, where less than one-half of the full amount of the project cost was paid by the Company as of January 1, 2005; and (b) capital expenditures for equipment where the expenditure had not yet been committed by the Company and which was subsequently approved by Ford. To the extent approved capital expenditures were related to the modification of existing equipment, title of the modified equipment transferred to Ford.
On May 24, 2005, the Company and Ford entered into an amendment of the master equipment bailment agreement, effective as of May 1, 2005. Under this agreement, Ford agreed to pay third-party suppliers for certain machinery, equipment, tooling, fixtures and related assets not previously covered under the original March 10, 2005 agreement that were used to produce certain components for Ford at the remaining Visteon plants in which Visteon-assigned Ford-UAW employees work. This agreement was terminated in connection with the closing of the transactions discussed below.
During the first nine months of 2005, the Company recognized a charge in cost of sales of approximately $17 million related to capitalized costs of $27 million for projects less than one-half complete that were transferred to a Ford-controlled entity. The loss primarily represents costs incurred and capitalized by the Company at December 31, 2004 associated with these projects. Cash proceeds of $10 million from these sales were received during the second quarter of 2005.
ACH Transactions
On May 24, 2005, the Company and Ford entered into a non-binding Memorandum of Understanding (“MOU”), setting forth a framework for the transfer of 23 North American facilities and related assets and liabilities (the “Business”) to a Ford-controlled entity. In September 2005, the Company and Ford entered into several definitive agreements and the Company completed the transfer of the Business to Automotive Components Holdings, LLC (“ACH”), an indirect, wholly-owned subsidiary of the Company, pursuant to the terms of various agreements described below.
Following the signing of the MOU and at June 30, 2005, the Company classified the manufacturing facilities and associated assets, including inventory, machinery, equipment and tooling, to be sold as “held for sale.” The liabilities to be assumed or forgiven by Ford pursuant to the ACH Transactions, including employee liabilities and postemployment benefits payable to Ford, were classified as “Liabilities associated with assets held for sale” in the Company’s consolidated balance sheet following the signing of the MOU. Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets that are considered “held for sale” to be measured at the lower of their carrying value or fair value less cost to sell and future depreciation of such assets is ceased. During the second quarter of 2005, the Company’s Automotive Operations recorded a non-cash impairment charge of $920 million to write-down those assets considered “held for sale” to their aggregate estimated fair value less cost to sell. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms and management estimates.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1. Description of Business and Company Background — (Continued)
On October 1, 2005, Ford acquired from Visteon all of the issued and outstanding shares of common stock of the parent of ACH in exchange for Ford’s payment to the Company of approximately $300 million, as well as the forgiveness of certain other postretirement employee benefit (“OPEB”) liabilities and other obligations relating to hourly employees associated with the Business, and the assumption of certain other liabilities with respect to the Business (together, the “ACH Transactions”). The ACH Transactions also provided for the termination of the Hourly Employee Assignment Agreement and complete relief to the Company of all liabilities relating to Visteon-assigned Ford UAW hourly employees. Previously deferred amounts relating to the 2003 forgiveness of debt, accounted for pursuant to Statement of Financial Accounting Standards No. 15 (“SFAS 15”), “Accounting by Debtors and Creditors for Troubled Debt Restructurings” were released to income concurrent with the ACH Transactions and have been included in the “Gain on ACH Transactions.”
Additionally, on October 1, 2005, Ford acquired from the Company warrants to acquire 25 million shares of the Company’s common stock and agreed to provide funds to be used in the Company’s further restructuring.
Pursuant to the ACH Transactions, the Company and Ford terminated certain existing commercial agreements, including the Funding Agreement, dated as of March 10, 2005, as amended; the Master Equipment Bailment Agreement, dated as of March 10, 2005, as amended; the Purchase and Supply Agreement, dated as of December 19, 2003; and the 2003 Relationship Agreement, dated as of December 19, 2003; as well as the Amended and Restated Hourly Employee Assignment Agreement, dated as of April 1, 2000, as amended and restated as of December 19, 2003.
To effectuate the ACH Transactions, the Company entered into agreements dated as of September 12, 2005, with Ford (Master Agreement, Visteon “A” Transaction Agreement and Visteon “B” Purchase Agreement) and with Automotive Components Holdings, Inc. (“Holdings”) (Contribution Agreement). In addition, Visteon entered into the following agreements in connection with the closing of the ACH Transactions.

•	Warrant and Stockholder Agreement. On October 1, 2005, the Company issued to Ford a warrant (the “Warrant”) to purchase 25 million shares of the Company’s common stock at an exercise price equal to $6.90 per share. The stockholder agreement provides for certain registration rights with respect to the shares of common stock underlying the Warrant and contains restrictions on the transfer of the Warrant and the underlying shares of common stock.

•	Escrow Agreement. Pursuant to the Escrow Agreement, dated as of October 1, 2005 (the “Escrow Agreement”), among the Company, Ford and Deutsche Bank Trust Company Americas, as escrow agent, Ford paid $400 million into an escrow account for use by the Company to restructure its businesses. The Escrow Agreement provides that the Company will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs as defined in the Escrow Agreement, and up to one half of the next $300 million of such costs. In addition, any residual amounts in the escrow account after December 31, 2012 would be paid to the Company, except in the event of a “change of control” of the Company as defined in the Escrow Agreement, and in which event residual amounts, if any remain, would be paid to Ford.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1. Description of Business and Company Background — (Continued)

•	Reimbursement Agreement. Pursuant to the Reimbursement Agreement, dated as of October 1, 2005 (the “Reimbursement Agreement”), between the Company and Ford, Ford has agreed to reimburse the Company for up to $150 million of separation costs associated with those Company salaried employees who are leased to ACH, and whose services are no longer required by ACH or a subsequent buyer (“Employee Restructuring Costs”). The Reimbursement Agreement provides that Ford will reimburse the Company for the first $50 million of Employee Restructuring Costs, and up to one half of the next $200 million of such costs. In addition, any unused amounts under the Reimbursement Agreement as of the earlier of December 31, 2009 or the date on which there are no longer any Company salaried employees leased to ACH, would be transferred to the escrow account established pursuant to the Escrow Agreement.

•	Master Services Agreement. Pursuant to the Master Services Agreement, dated as of September 30, 2005 (the “Master Services Agreement”), between the Company and ACH, the Company will provide certain information technology and other transitional services (e.g., human resources and accounting services) to ACH. The services will be provided at a rate approximately equal to the Company’s cost until such time as the services are no longer required by ACH but not later than December 31, 2008. ACH may elect to continue to obtain services for up to an additional 12 month period at cost plus a 5% mark-up. In the event that a component of the Business is sold to a third party, services will be provided by the Company for up to 24 months after each such sale, as requested by the buyer, on additional terms. Subject to certain limitations, ACH may terminate the Master Services Agreement prior to the expiration of its term upon 30 days prior written notice to the Company.

•	Visteon Salaried Employee Lease Agreement. Pursuant to the Visteon Salaried Employee Lease Agreement, effective as of October 1, 2005 (the “Salaried Employee Lease Agreement”), between the Company and ACH, the Company will provide ACH with the services of Company salaried employees to enable ACH to continue to conduct the Business. The Company will lease salaried employees and provide agency employees to ACH at a rate approximately equal to the Company’s cost until December 31, 2009, unless the parties agree to an earlier termination date. The term may be extended at ACH’s option for an additional 12 month period ending December 31, 2010, during which period ACH will reimburse the Company for its costs plus a mark-up of 5% (excluding certain taxes). Upon a sale or transfer of all or a part of the Business, the Company, ACH and the buyer will mutually agree upon terms for transitioning leased employees to the buyer, and the Company will provide human resource services to the buyer for up to 24 months pursuant to the Master Services Agreement, or under similar terms and conditions after the termination of that agreement. Leased employees who do not receive offers of comparable employment from the buyer will be eligible for severance benefits, certain costs of which may be reimbursed to the Company by Ford under the terms of the Reimbursement Agreement.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1. Description of Business and Company Background — (Continued)

•	Visteon Hourly Employee Lease Agreement. Pursuant to the Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between the Company and ACH, the Company will provide ACH with the services of (a) any new hourly employees hired under the terms of the Master Visteon-UAW Collective Bargaining Agreement dated June 29, 2000 and the Supplemental Agreement dated as of May 4, 2004 and (b) hourly employees covered by the UAW Local #1216-Visteon Corporation Regional Assembly and Manufacturing LLC, Bellevue Plant, Labor Agreement. The services will be provided at a rate approximately equal to the Company’s cost until the termination of employment of all of the leased employees or earlier agreement of the parties. In the event of a sale or transfer of all or part of the Business to a third party, the Company and ACH will agree on the disposition of the leased employees, subject to UAW consent, and the Company will provide human resource services to the buyer under the terms of the Master Services Agreement, described above, for up to 24 months.

•	Salaried Employee Lease Agreement. On October 1, 2005, the Company and Ford entered into a salaried employee lease agreement that is substantially similar to the Salaried Employee Lease Agreement described above, providing for the lease to Ford of certain salaried employees employed at, or principally supporting, the plants located in Rawsonville, Michigan and Sterling Heights, Michigan from the date each such plant is transferred by ACH to Ford until January 1, 2006.

•	Hourly Employee Conversion Agreement. Pursuant to the Hourly Employee Conversion Agreement, dated as of October 1, 2005, between the Company and Ford, the parties have transferred Company hourly employees subject to the Company’s collective bargaining agreement with the UAW to Ford under the terms of the Master Ford-UAW Collective Bargaining Agreement.

•	Visteon Salaried Employee Transition Agreement. The Visteon Salaried Employee Transition Agreement, dated as of October 1, 2005 (the “Employee Transition Agreement”), between the Company and Ford, provides that, in the event that ACH transfers its plants located in Rawsonville, Michigan and/or Sterling Heights, Michigan to Ford, the salaried employees employed at such plants or principally supporting those plants will become Ford salaried employees. These plants were transferred by ACH to Ford effective January 1, 2006.

•	Employee Transition Agreement Amendment. On October 1, 2005, the Company and Ford entered into an amendment to the Amended and Restated Employee Transition Agreement, dated as of December 19, 2003, pursuant to which Ford released the Company from its obligations to reimburse Ford for the cost of providing postretirement employee health and life benefits, and its pre-funding obligations with respect to such benefits associated with certain employees who are eligible or who may become eligible to retire under the Ford General Retirement Plan, and Ford has agreed to reimburse the Company for one half the cost of certain OPEB and pension expenses associated with leased employees who retire as a result of a sale, closure or exit of an ACH operation.

•	Purchase and Supply Agreements. On September 30, 2005, the Company entered into two Purchase and Supply Agreements with ACH which set forth the supply obligations, pricing and related matters for certain parts, components and systems that are manufactured by one party and supplied to the other. On October 1, 2005, the Company entered into a Purchase and Supply Agreement, dated as of October 1, 2005, with Ford which sets forth the supply obligations, pricing and related matters for certain parts, components and systems that are manufactured by the Company and supplied to Ford.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1. Description of Business and Company Background — (Continued)

•	IP and Software Agreements. On September 30, 2005, the Company entered into the Intellectual Property Contribution Agreement with Visteon Global Technologies, Inc. (“VGTI”), Holdings and ACH, and the Software License and Contribution Agreement with VGTI and Holdings. On October 1, 2005, the Company entered into an Intellectual Property License Agreement with VGTI and Ford. These agreements allocate certain intellectual property rights among the parties associated with transferring the Business to ACH.
Pursuant to the ACH Transactions, the Company and Ford terminated certain existing commercial agreements, including the Funding Agreement, dated as of March 10, 2005, as amended; the Master Equipment Bailment Agreement, dated as of March 10, 2005, as amended; the Purchase and Supply Agreement, dated as of December 19, 2003; and the 2003 Relationship Agreement, dated as of December 19, 2003; as well as the Amended and Restated Hourly Employee Assignment Agreement, dated as of April 1, 2000, as amended and restated as of December 19, 2003.
The following table summarizes the impact of the ACH Transactions as of the October 1, 2005 transaction closing date:

	Assets, Liabilities	Gain on ACH
	and Other	Transactions For
	Consideration as	the Year Ended
	of October 1, 2005	December 31, 2005

	(Dollars in Millions)
Assets transferred to ACH
Inventories	$(299)
Property and equipment	(578)
Prepaid and other assets	(75)

		$(952)
Proceeds from divestiture of ACH
Cash	299
Forgiveness of indebtedness:
OPEB liabilities	2,164
Employee fringe benefits	260
Other liabilities	241

		2,964
Stock warrants issued to Ford	(127)
Other consideration	(53)

		(180)

Gain on ACH Transactions		$1,832

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1. Description of Business and Company Background — (Continued)
In connection with the previously discussed arrangements with Ford, the Company continues to transact a significant amount of ongoing commercial activity with Ford. Product sales, services revenues, accounts receivable and postretirement employee benefits due to Ford comprise certain significant account balances arising from ongoing commercial relations with Ford and are summarized as follows:

	For the Year Ended December 31

	2005	2004	2003

	(Dollars in Millions)
Product sales	$10,395	$13,015	$13,475
Services revenues	$164	$—	$—

	December 31

	2005	2004	2003

	(Dollars in Millions)
Accounts receivable, net	$618	$1,255	$1,175
Postretirement employee benefits	$156	$2,179	$2,090

NOTE 2.	Basis of Presentation and Summary of Significant Accounting Policies
The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), consistently applied.
Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all subsidiaries that are more than 50% owned and over which the Company exercises control. Investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method. The consolidated financial statements also include the accounts of certain entities in which the Company holds a controlling interest based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary.
In connection with Financial Accounting Standards Board Interpretation No. 46 (revised) (“FIN 46(R)”), “Consolidation of Variable Interest Entities,” the Company consolidates certain variable interest entities, as follows:

•	From June 30, 2002, a variable interest entity owned by an affiliate of a bank is included in the Company’s consolidated financial statements. This entity was established in early 2002 to build a leased facility for the Company to centralize customer support functions, research and development and administrative operations. Construction of the facility was substantially completed in 2004.

•	GCM/ Visteon Automotive Systems, LLC and MIG-Visteon Automotive Systems, LLC are joint ventures each 49% owned by the Company or its subsidiaries, that supply integrated cockpit modules and systems. Consolidation of these entities was based on an assessment of the amount of equity investment at risk, the subordinated financial support provided by the Company, and that substantially all of the joint ventures’ operations are performed on behalf of the Company.
The effect of consolidation of variable interest entities on the Company’s results of operations or financial position as of December 31, 2005 was not significant as substantially all of the joint ventures’ liabilities and costs are related to activity with the Company. As of December 31, 2005, these variable interest entities have total assets of $310 million and total liabilities of $346 million.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies — (Continued)
Vitro Flex, S.A. de C.V. (“Vitro Flex”), a Mexican corporation, is a joint venture 38% owned by the Company or its subsidiaries. Vitro Flex manufactures and supplies tempered and laminated glass for use in automotive vehicles. Vitro Flex is considered a variable interest entity, however the Company is not the primary beneficiary of this entity and does not consolidate this entity. The Company’s equity investment in Vitro Flex as of December 31, 2005 approximates $19 million.
Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation.
Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported herein. Management believes that such estimates, judgments and assumptions are reasonable and appropriate. However, due to the inherent uncertainty involved, actual results may differ from those based upon management’s estimates, judgments and assumptions.
Foreign Currency Translation: Assets and liabilities of the Company’s non-U.S. businesses generally are translated to U.S. Dollars at end-of-period exchange rates. The effects of this translation for the Company are reported in other comprehensive income. Remeasurement of assets and liabilities of the Company’s non-U.S. businesses that use the U.S. Dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of the Company’s non-U.S. businesses are translated to U.S. Dollars at average-period exchange rates and are recognized as part of sales, costs and expenses. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of the business involved. In addition, transaction gains of $2 million in 2005 and losses of $4 million in 2004 resulting from the remeasurement of certain deferred foreign tax liabilities are included within income taxes. Net transaction gains and losses, as described above, decreased net loss by $9 million and $11 million in 2005 and 2004, respectively, and increased net loss by $26 million in 2003.
Revenue Recognition: Sales are recognized when there is evidence of a sales agreement, the delivery of goods or services has occurred, the sales price is fixed or determinable and collectibility is reasonably assured, generally upon shipment of product to customers and transfer of title under standard commercial terms. Significant retroactive price adjustments are recognized in the period when such amounts become probable. Sales are recognized based on the gross amount billed to a customer for those products in which the Company’s customer has directed the sourcing of certain raw materials or components used in the manufacture of the final product.
Cash and Equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits and government agency and corporate obligations, to be cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at historical value, which approximates fair value. The Company does not generally require collateral for its accounts receivable.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies — (Continued)
Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is determined by considering factors such as length of time accounts are past due, historical experience of write-offs, and customers’ financial condition. If not reserved through specific examination procedures, the Company’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable. Past due status is based upon the invoice date of the original amounts outstanding. Included in selling, general and administrative (“SG&A”) expenses are amounts for estimated uncollectible accounts receivable of $45 million, $22 million and $24 million for the years ended December 31, 2005, 2004 and 2003. The allowance for doubtful accounts was $77 million and $44 million at December 31, 2005 and 2004, respectively.
Inventories: Inventories are stated at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.
Product Tooling: Product tooling is special purpose tooling that is limited to the manufacture of a specific part or parts of the same basic design. Product tooling includes molds, dies and other tools used in production of such parts. Emerging Issue Task Force Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements” generally requires that non-reimbursable design and development costs for products to be sold under long-term supply arrangements be expensed as incurred and costs incurred for molds, dies and other tools that will be owned by the Company and used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement.
Unbilled receivables related to production tools in progress, which will not be owned by the Company and for which there is a contractual agreement for reimbursement from the customer, were approximately $68 million and $135 million at December 31, 2005 and 2004, respectively. Tooling owned by the Company is capitalized as property and equipment, and amortized to cost of sales over its estimated economic life, generally not exceeding six years.
Restructuring: The Company defines restructuring expense to include costs directly associated with exit or disposal activities accounted for in accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” employee severance costs incurred as a result of an exit or disposal activity or a fundamental realignment accounted for in accordance with Statement of Financial Accounting Standards No. 88 (“SFAS 88”), “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and Statement of Financial Accounting Standards No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits” and pension and other postretirement employee benefit costs incurred as a result of an exit or disposal activity or a fundamental realignment accounted for in accordance with Statement of Financial Accounting Standard No. 87 (“SFAS 87”), “Employers’ Accounting for Pensions” and Statement of Accounting Standard No. 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other than Pensions.”
Long-Lived Assets and Certain Identifiable Intangibles: Long-lived assets, such as property and equipment and definite-lived intangible assets, are stated at cost or fair value for impaired assets. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes in certain jurisdictions.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies — (Continued)
Asset impairment charges are recorded for long-lived assets and intangible assets subject to amortization when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying value of the assets exceed its fair value. Fair value is determined using appraisals, management estimates or discounted cash flow calculations. Asset impairment charges of $1,511 million, $314 million and $436 million were recorded for the years ended December 31, 2005, 2004 and 2003, respectively.
Capitalized Software Costs: Certain costs incurred in the acquisition or development of software for internal use are capitalized in accordance with Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software costs are amortized using the straight-line method over estimated useful lives generally ranging from 3 to 8 years. The net book value of capitalized software costs was approximately $112 million and $114 million at December 31, 2005 and 2004, respectively. Related amortization expense was approximately $39 million, $38 million and $39 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense of approximately $39 million is expected for 2006, 2007 and 2008, and is expected to decrease to $26 million for 2009 and 2010.
Pensions and Other Postretirement Employee Benefits: Pensions and other postretirement employee benefit costs and related liabilities and assets are dependent upon assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trends, expected returns on plan assets, and other factors. In accordance with GAAP, actual results that differ from the assumptions used are accumulated and amortized over future periods, and accordingly, generally affect recognized expense and the recorded obligation in future periods.
Product Warranty: The Company accrues for warranty obligations for products sold based on management estimates, with support from its sales, engineering, quality and legal functions, of the amount that eventually will be required to settle such obligations. This accrual is based on several factors, including contractual arrangements, past experience, current claims, production changes, industry developments and various other considerations.
Product Recall: The Company accrues for product recall claims related to potential financial participation in customers’ actions to provide remedies related primarily to safety concerns as a result of actual or threatened regulatory or court actions or the Company’s determination of the potential for such actions. The Company accrues for recall claims for products sold based on management estimates, with support from the Company’s engineering, quality and legal functions. Amounts accrued are based upon management’s best estimate of the amount that will ultimately be required to settle such claims.
Environmental Costs: Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, and Superfund or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in other current liabilities and other long-term liabilities in the Company’s consolidated balance sheets.
Debt Issuance Costs: The costs related to the issuance of long-term debt are deferred and amortized into interest expense over the life of each debt issue. Deferred amounts associated with debt extinguished prior to maturity are expensed.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies — (Continued)
Other Costs: Advertising and sales promotion costs, repair and maintenance costs, research and development costs, and pre-production operating costs are expensed as incurred. Research and development expenses include salary and related employee benefits, contractor fees, information technology, occupancy, telecommunications and depreciation. Advertising costs were $12 million in 2005, $13 million in 2004 and $15 million in 2003. Research and development costs were $804 million in 2005, $896 million in 2004 and $913 million in 2003. Shipping and handling costs are recorded in the Company’s statements of operations as cost of sales.
Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance on deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. Management judgment is required in determining the Company’s valuation allowance on deferred tax assets. Deferred taxes have been provided for the net effect of repatriating earnings from consolidated foreign subsidiaries.
Related-Party Transactions: A former member of the Company’s Board of Directors was the Chief Executive Officer of a supplier of contract staffing services to the Company. The Company’s payments to this supplier were approximately $81 million in 2003. This individual ceased to be an employee or officer of this supplier in December 2003, and ceased to be a director in 2004.
Derivative Financial Instruments: The Company uses derivative financial instruments, including forward contracts, swaps and options, to manage exposures to changes in commodity prices, exchange rates and interest rates. All derivative financial instruments are classified as “held for purposes other than trading.” The Company’s policy specifically prohibits the use of derivatives for speculative purposes.
Stock-Based Compensation: Effective January 1, 2003 the Company began expensing the fair value of stock-based awards granted to employees pursuant to Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” This standard was adopted on the prospective method basis for stock-based awards granted, modified or settled after December 31, 2002. For stock options and restricted stock awards granted prior to January 1, 2003, the Company measures compensation cost using the intrinsic value method.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies — (Continued)
If compensation cost for all stock-based awards had been determined based on the estimated fair value of stock options and the fair value set at the date of grant for restricted stock awards, in accordance with the provisions of SFAS 123, the Company’s reported net loss and loss per share would have changed to the pro forma amounts indicated below:

	2005	2004	2003

	(Dollars in Millions, Except Per
	Share Amounts)
Net loss, as reported	$(270)	$(1,536)	$(1,229)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	20	18	9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21)	(27)	(18)

Pro forma net loss	$(271)	$(1,545)	$(1,238)

Net loss per share
As reported:
Basic and diluted	$(2.14)	$(12.26)	$(9.77)
Pro forma:
Basic and diluted	$(2.15)	$(12.33)	$(9.84)
Recent Accounting Pronouncements: In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 represents a legal obligation to perform asset retirement activities in which the timing and/or method of settlement are conditional on a future event. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company has identified certain conditional asset retirement obligations primarily related to asbestos abatement costs. The Company adopted the provisions of FIN 47 effective December 31, 2005 and the impact was not material to the Company’s financial position or results of operations.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123(R)”), “Share-Based Payments.” This revised statement requires the fair-value based method to be used and eliminates the alternative use of the intrinsic value method. SFAS 123(R) is required to be adopted as of the beginning of the first annual interim period that begins after June 15, 2005. The Company is currently evaluating the impact of the requirements of SFAS 123(R) on its consolidated financial statements.
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not yet determined the effect the adoption of SFAS 151 will have on either its results of operations or financial position.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Restructuring Activities
The Company has undertaken various restructuring activities to achieve strategic objectives, including the reduction of operating costs. Restructuring activities include, but are not limited to, plant closures, production relocation, administrative realignment and consolidation of available capacity and resources.
Management expects to finance restructuring programs through cash reimbursement from an escrow account established pursuant to the ACH Transactions, from cash generated from its ongoing operations, or through cash available under its existing debt agreements, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have a significant adverse impact on its liquidity position.
Escrow Agreement
Pursuant to the Escrow Agreement, dated as of October 1, 2005, among the Company, Ford and Deutsche Bank Trust Company Americas, Ford paid $400 million into an escrow account for use by the Company to restructure its businesses. The Escrow Agreement provides that the Company will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs, as defined in the Escrow Agreement, and up to one half of the next $300 million of such costs. Through December 31, 2005, the Company recorded reimbursements of $51 million and had received payment of $24 million in reimbursement from the escrow account. The $51 million is included in operating income in the consolidated statement of operations, while the unpaid amount of $27 million was included in accounts receivable in the consolidated balance sheet as of December 31, 2005.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3. Restructuring Activities — (Continued)
Restructuring Reserves
The following is a summary of the Company’s consolidated restructuring reserves and related activity for the years ended December 31, 2005, 2004 and 2003, respectively. Substantially all of the Company’s restructuring expenses are related to severance and related employee costs. Pension and OPEB curtailment costs are considered utilized and are transferred to the appropriate liability amounts in the period accrued.

	Automotive	Glass
	Operations	Operations	Total

	(Dollars in Millions)
December 31, 2002 reserve balances	$36	$1	$37
Expenses	308	1	309
Adjustments	(8)	(1)	(9)
Utilization	(152)	(1)	(153)
Foreign exchange translation	5	—	5

December 31, 2003 reserve balances	189	—	189
Expenses	96	4	100
Adjustments	(18)	—	(18)
Utilization	(149)	(1)	(150)
Foreign exchange translation	1	—	1

December 31, 2004 reserve balances	119	3	122
Expenses	48	—	48
Adjustments	(63)	—	(63)
Utilization	(90)	(3)	(93)
Foreign exchange translation	—	—	—

December 31, 2005 reserve balances	$14	$—	$14

The restructuring reserve balance of $14 million at December 31, 2005 is classified in current accrued liabilities on the consolidated balance sheet. The December 31, 2004, reserve balance of $122 million includes $71 million which is classified as current accrued liabilities and $51 million which is classified as long-term other liabilities on the consolidated balance sheet. The Company currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed by the end of 2006.
Utilization for 2005 of $93 million includes $66 million mainly for severance pay and $27 million related to pension and other postretirement employee benefits. Utilization for 2004 of $150 million includes $129 million for severance and $21 million related to pension and other postretirement employee benefits. Utilization for 2003 of $153 million includes $127 million for severance pay and $26 million related to pension and other postretirement employee benefits.
Estimates of restructuring charges are based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a timeframe such that significant changes to the plan are not likely. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. The Company adjusted approximately $63 million, $18 million and $9 million of previously recorded reserves in 2005, 2004 and 2003, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3. Restructuring Activities — (Continued)
2005 Restructuring Actions — During 2005, significant restructuring activities included the following actions:

•	$13 million for severance and employee related costs associated with the closure of certain North American Automotive Operations facilities located in the U.S., Mexico and Puerto Rico. The Company recorded a $7 million OPEB curtailment loss reflecting a reduction of expected years of future service for plan participants. The Company also recorded $6 million of severance charges which affected approximately 100 salaried employees and 400 hourly employees. Remaining reserves of approximately $6 million related to this program are recorded in other current liabilities as of December 31, 2005.

•	$14 million of severance and employee related costs associated with programs offered at various Mexican and European facilities affecting approximately 700 salaried and hourly positions. Remaining reserves of approximately $8 million related to these programs are recorded in other current liabilities as of December 31, 2005.

•	$13 million for a pension curtailment loss related to a non-U.S. pension plan. The curtailment loss reflects a reduction of expected future years of service for plan participants expected to transfer employment from a Company manufacturing facility to a Ford facility.

•	$7 million related to the continuation of a voluntary termination incentive program offered during the fourth quarter of 2004 to eligible U.S. salaried employees. Terms of the program required the effective termination date to be no later than March 31, 2005, unless otherwise mutually agreed. Through March 31, 2005, 409 employees voluntarily elected to participate in this program, including 35 employees during the first quarter of 2005. As of December 31, 2005, substantially all of the employees had terminated their employment.

•	Previously recorded restructuring reserves of $61 million were adjusted as the Company was relieved, pursuant to the ACH Transactions, from fulfilling the remaining obligations to Ford for the transfer of seat production from the Company’s Chesterfield, Michigan operation to another supplier.
2004 Restructuring Actions — During 2004, significant restructuring activities included the following actions:

•	Severance costs of $51 million related to a voluntary termination incentive program offered to eligible U.S. salaried employees. Terms of the program required the effective termination date to be no later than March 31, 2005, unless otherwise mutually agreed. As of December 31, 2004, 374 employees voluntarily elected to participate in this program. As of June 30, 2005, substantially all of the employees had terminated their employment. Reserves related to this activity of approximately $34 million were outstanding as of December 31, 2004.

•	European plan for growth charges are comprised of $13 million of severance and employee-related costs for the separation of approximately 50 hourly employees located at the Company’s plants in Europe through the continuation of a voluntary retirement and separation program. Reserves related to this activity of approximately $6 million were outstanding as of December 31, 2004.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3. Restructuring Activities — (Continued)

•	The Company offered an early retirement incentive to eligible Visteon-assigned Ford-UAW employees to voluntarily retire or to return to a Ford facility. Approximately 500 employees elected to retire early at a cost of $18 million and approximately 210 employees have agreed to return to a Ford facility at a cost of $7 million. As of December 31, 2004, substantially all of the employees had terminated their employment.

•	$11 million of severance related to the involuntary separation of approximately 200 employees as a result of the closure of the Company’s La Verpilliere, France, manufacturing facility. This program was substantially completed as of December 31, 2004.

•	Adjustment of previously recorded liabilities totaling $15 million related to the Chesterfield, MI agreement reached with Ford during 2003. A determination of the net costs that the Company was responsible to reimburse Ford under this agreement was completed pursuant to a final actuarial valuation received in the fourth quarter of 2004. The final actuarially determined obligation resulted in a $15 million reduction in previously established accruals.
2003 Restructuring Actions — During 2003, significant restructuring activities included the following actions:

•	$88 million of severance and employee-related costs associated with the Company’s European plan for growth. These restructuring charges are related to the separation of approximately 960 hourly and salaried employees at various plants in Europe, primarily located in Germany and the U.K. Reserves related to this activity of approximately $30 million and $2 million were outstanding as of December 31, 2003 and 2004, respectively.

•	$37 million comprised of severance and employee-related costs for an involuntary program to separate approximately 365 hourly and salaried employees in the U.S. and Mexico. Reserves related to this activity of approximately $12 million were outstanding as of December 31, 2003.

•	$174 million of severance and employee-related costs pursuant to an agreement with Ford to transfer seat production located in Chesterfield, Michigan, to another supplier. Reserves related to this activity of approximately $144 million and $67 million were outstanding as of December 31, 2003 and 2004, respectively.

•	Adjustment of previously recorded restructuring liabilities of $9 million as a result of lower actual costs to complete the closure of the Markham, Ontario facility than originally estimated.

NOTE 4.	Impairment of Long-Lived Assets
Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires that long-lived assets and intangible assets subject to amortization are reviewed for impairment when certain indicators of impairment are present. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. Generally, when impairment exists the long-lived assets are adjusted to their respective fair values.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 4. Impairment of Long-Lived Assets — (Continued)
In assessing long-lived assets for an impairment loss, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Asset grouping requires a significant amount of judgment. Accordingly, facts and circumstances will influence how asset groups are determined for impairment testing. In assessing long-lived assets for impairment, management considered the Company’s product line portfolio, customers and related commercial agreements, labor agreements and other factors in grouping assets and liabilities at the lowest level for which identifiable cash flows are largely independent. The Company considers projected future undiscounted cash flows, trends and other factors in its assessment of whether impairment conditions exist. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such factors as future automotive production volumes, customer pricing, economics and productivity and cost saving initiatives, could significantly affect its estimates. In determining fair value of long-lived assets, management uses appraisals, management estimates or discounted cash flow calculations.
Based on the criteria of SFAS 144 the Company recorded asset impairment charges of $1,511 million, $314 million and $436 million for the years ended December 31, 2005, 2004 and 2003, respectively, to adjust certain long-lived assets to their estimated fair values.
2005 Impairment Charges
During the fourth quarter of 2005 and following the closing of the ACH Transactions on October 1, 2005, the Company’s Automotive Operations recorded an impairment charge of $335 million to reduce the net book value of certain long-lived assets considered to be “held for use” to their estimated fair value. The impairment assessment was performed pursuant to impairment indicators including lower than anticipated current and near term future production volumes and the related impact on the Company’s current and projected operating results and cash flows.
Following the signing of the MOU and at June 30, 2005, the Company classified the manufacturing facilities and associated assets, including inventory, machinery, equipment and tooling to be sold as “held for sale.” The liabilities to be assumed or forgiven by Ford pursuant to the ACH Transactions, including employee liabilities and postretirement employee benefits payable to Ford were classified as “Liabilities associated with assets held for sale” in the Company’s consolidated balance sheet following the signing of the MOU. Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets that are considered “held for sale” to be measured at the lower of their carrying value or fair value less cost to sell and future depreciation of such assets is ceased. During the second quarter of 2005, the Company’s Automotive Operations recorded a non-cash impairment charge of $920 million to write-down those assets considered “held for sale” to their aggregate estimated fair value less cost to sell.
During the second quarter of 2005, the Automotive Operations recorded an impairment charge of $256 million to reduce the net book value of certain long-lived assets considered to be “held for use” to their estimated fair value. The impairment assessment was performed pursuant to impairment indicators including lower than anticipated current and near term future production volumes and the related impact on the Company’s projected operating results and cash flows.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 4. Impairment of Long-Lived Assets — (Continued)
2004 Impairment Charges
During the third quarter of 2004, the Automotive Operations recorded an impairment charge of $314 million to reduce the net book value of certain long-lived assets to their estimated fair value. This impairment was based on an assessment by product line asset group of the recoverability of the Company’s long-lived assets. The assessment was performed based upon impairment indicators including the impact of lower than anticipated current and near term future Ford North American production volumes and the related impact on the Company’s projected operating results and cash flows.
2003 Impairment Charges
During the fourth quarter of 2003, the Automotive Operations recorded an impairment charge of $407 million to reduce the net book value of certain long-lived assets to their estimated fair value. This impairment assessment was based upon impairment indicators including a decrease in the production levels of the Company’s major customers and the anticipated impact of the Ford 2003 agreements.
The Company’s Automotive Operations recorded an impairment charge of $25 million related to certain seating-related fixed assets, for which an agreement was reached with Ford to transfer production located in Chesterfield, Michigan, to another supplier. The Company measured the impairment loss associated with these assets by comparing the carrying value of these fixed assets to the expected proceeds from disposal of the assets after completion of remaining production commitments.
The Company’s Automotive Operations also recorded an impairment charge of $4 million related to certain coiled spring and stamping fixed assets located at the Company’s Monroe, Michigan, plant. Production activities were discontinued and the future undiscounted cash flows associated with these assets were less than the related carrying values. The Company measured the impairment loss by comparing the carrying value of these fixed assets to the expected proceeds from disposal of the assets after completion of remaining production commitments.

NOTE 5.	Inventories
Inventories consisted of the following:

	December 31

	2005	2004

	(Dollars in Millions)
Raw materials and work-in-process	$396	$684
Finished products	178	282

	574	966
Valuation reserves	(37)	(77)

	$537	$889

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 5. Inventories — (Continued)
During 2004, the Company changed its inventory costing method for U.S. inventories from the last-in, first-out (“LIFO”) method to the first-in first-out (“FIFO”) method. As a result, all of the Company’s inventories are stated at the lower of cost, determined on a FIFO basis, or market. This change decreased the 2003 net loss by $36 million ($0.29 per share), which includes a $34 million reduction to the fourth quarter of 2003 non-cash charge which established a valuation allowance against the Company’s net deferred tax assets in the U.S.; and increased 2002 net loss by $6 million ($0.04 per share). The change in accounting from LIFO to FIFO resulted in a cumulative increase to shareholders’ equity at January 1, 2002 of $61 million.

NOTE 6.	Property and Equipment
Net property and equipment consisted of the following:

	December 31

	2005	2004

	(Dollars in Millions)
Land	$113	$160
Buildings and improvements	1,148	1,898
Machinery, equipment and other	3,492	8,031
Construction in progress	200	303

Total property and equipment	4,953	10,392
Accumulated depreciation	(2,140)	(5,368)

	2,813	5,024
Special tools, net of amortization	160	279

Net property and equipment	$2,973	$5,303

Property and equipment is depreciated principally using the straight-line method of depreciation over the estimated useful life of the asset. On average, buildings and improvements are depreciated based on a 30-year life; machinery and equipment are generally depreciated based on a 14-year life. Special tools are amortized using the straight-line method over periods of time representing the estimated life of those tools, with the majority of tools amortized over five years.
Depreciation and amortization expenses, which do not include asset impairment charges, are summarized as follows:

	Year Ended December 31

	2005	2004	2003

	(Dollars in Millions)
Depreciation	$508	$580	$572
Amortization	87	105	105

	$595	$685	$677

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Non-Consolidated Affiliates
The following table presents summarized financial data for non-consolidated affiliates accounted for under the equity method. The amounts represent 100% of the assets, liabilities, equity and results of operations of all non-consolidated affiliates.

	December 31

	2005	2004

	(Dollars in Millions)
Current assets	$629	$485
Other assets	453	391

Total assets	$1,082	$876

Current liabilities	$559	$354
Other liabilities	62	64
Shareholders’ equity	461	458

Total liabilities and shareholders’ equity	$1,082	$876

	Year Ended December 31

	2005	2004	2003

	(Dollars in Millions)
Net sales	$1,552	$1,426	$1,462
Gross margin	230	252	368
Net income	51	90	111
The Company’s share of net assets and net income is reported in the consolidated financial statements as “Equity in net assets of non-consolidated affiliates” on the consolidated balance sheets and “Equity in net income of non-consolidated affiliates” on the consolidated statements of operations. These amounts include the Company’s 50% interest in YanFeng Visteon Automotive Trim Systems Co., Ltd., which comprises the majority of such balances.
Included in the Company’s accumulated deficit is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $130 million and $150 million at December 31, 2005 and 2004, respectively. The Company’s ability to move cash among consolidated and non-consolidated operating locations is subject to the operating needs of each location as well as restrictions imposed by local jurisdictions. Restricted net assets related to the Company’s consolidated and non-consolidated subsidiaries are approximately $50 million and $226 million, respectively as of December 31, 2005. Restricted net assets of consolidated subsidiaries are attributable to the Company’s operations in China, where certain regulatory requirements and governmental restraints result in significant restrictions on the Company’s consolidated subsidiaries ability to transfer funds to the Company.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31

	2005	2004

	(Dollars in Millions)
Salaries, wages and employer taxes	$83	$120
Interest	46	43
Postretirement employee benefits other than pensions	42	83
Product recall	39	26
Product warranty	35	21
Income taxes payable	23	27
Restructuring reserves	14	71
Other	156	189

	$438	$580

Long-term other liabilities consisted of the following:

	December 31

	2005	2004

	(Dollars in Millions)
Non income tax liabilities	$131	$143
Product recall	39	27
Product warranty	35	20
Seating operations related payable to Ford	—	184
Other	177	142

	$382	$516

During the second quarter of 2003, the Company finalized an agreement with Ford to transfer seat production located in Chesterfield, Michigan, to another supplier. In connection with this agreement, 1,470 Visteon-assigned Ford-UAW employees working at the Chesterfield, Michigan facility were transferred to Ford. Accordingly, the Company reclassified approximately $148 million in postretirement employee benefit obligations to an accrued liability. Under terms of this arrangement, the Company paid Ford approximately $15 million in 2005, $72 million in 2004 and $30 million in 2003, respectively. Effective October 1, 2005, and in connection with the ACH Transactions, the amount outstanding and payable to Ford under this arrangement was relieved.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Debt
The Company had $485 million and $1,509 million of outstanding short-term debt and long-term debt, respectively, at December 31, 2005. Short-term debt and long-term debt at December 31, including the fair market value of related interest rate swaps, was as follows:

		Weighted
		Average
		Interest Rate		Book Value

	Maturity	2005	2004	2005	2004

				(Dollars in Millions)
Short-term debt
Five-year revolving credit facility		8.5%	—	$347	$—
7.95% notes due August 1, 2005		8.0%	7.9%	—	253
Other — short-term		5.8%	3.3%	107	221
Current portion of long-term debt		4.3%	3.6%	31	34

Total short-term debt				485	508

Long-term debt
Five-year term loan due June 25, 2007	2007	6.3%	3.0%	241	223
8.25% notes due August 1, 2010	2010	8.1%	6.5%	701	707
7.00% notes due March 10, 2014	2014	6.5%	5.9%	442	446
Other	2007-2025	4.9%	3.2%	125	137

Total long-term debt				1,509	1,513

Total debt				$1,994	$2,021

Five-year revolving credit facility and term loan
The Company has financing arrangements with a syndicate of third-party lenders that provide a contractually committed, secured revolving credit facility and term loan (the “Credit Agreements”). The Credit Agreements include a five-year revolving loan credit facility (the “Five-Year Revolving Credit Facility”) in the amount of $772 million, dated as of June 20, 2002 and a five-year delayed draw term loan (the “Five-Year Term Loan”) in the amount of $241 million, dated June 25, 2002, which was used primarily to finance new construction for facilities consolidation in Southeast Michigan.
As of December 31, 2005, the Company had $347 million outstanding under the Five-Year Revolving Credit Facility and $241 million drawn against the Five-Year Term Loan. The commitment level on the Five-Year Revolving Credit Facility was reduced from $775 million to $772 million under the terms of the Credit Agreements. The commitment level of the Five-Year Term Loan was reduced from $250 million to the $241 million drawn at December 31, 2005, the commitment termination date established in the agreement. The Company also had approximately $104 million of obligations under standby letters of credit which reduce the amount the Company may draw under the Five-Year Revolving Credit Facility.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9. Debt — (Continued)
In June 2005, the Credit Agreements were amended. Such amendments included, but were not limited to, a first-priority lien on substantially all tangible and intangible assets of the Company and most of its domestic subsidiaries, including, without limitation, intellectual property, U.S. accounts receivable, U.S. inventory, material owned real and personal property, all intercompany debt, all of the capital stock of nearly all direct and indirect domestic subsidiaries, as well as 65% of the stock of many first tier foreign subsidiaries. Subject to limited exceptions, each of the Company’s direct and indirect, existing and future, domestic subsidiaries acts as guarantor for the Credit Agreements. Subject to the satisfaction of certain conditions, certain foreign subsidiaries of the Company may be designated by the Company as borrowers for which the Company will act as guarantor.
On January 9, 2006, the Company closed on a new 18-month secured term loan (the “18-Month Term Loan”) in the amount of $350 million, which expires in June 2007, to replace the Company’s $300 million secured short-term revolving credit agreement that expired on December 15, 2005. The 18-Month Term Loan was made a part of the Company’s existing Five-Year Revolving Credit Facility agreement, resulting in $1,122 million available to the Company under this agreement. Also at this time, the terms and conditions of the Credit Agreements were modified to align various covenants with the Company’s restructuring initiatives and to make changes to the consolidated leverage ratios. Borrowings under the Credit Agreements bear interest based on a variable rate interest option selected at the time of borrowing. The Credit Agreements contain certain affirmative and negative covenants including a covenant not to exceed a certain leverage ratio of consolidated total debt to consolidated EBITDA (as defined in the Credit Agreements) of 4.75 for the quarters ending Dec. 31, 2005 and March 31, 2006; 5.25 for the quarter ending June 30, 2006; 4.25 for the quarter ending Sept. 30, 2006; 3.00 for the quarter ending Dec. 31, 2006; 2.75 for the quarter ending March 31, 2007; and 2.50 thereafter. In addition, the Credit Agreements limit the amount of capital expenditures and cash dividend payments. The Company was in compliance with applicable covenants and restrictions, as amended, as of December 31, 2005.
7.95% notes due August 1, 2005
On April 6, 2004, the Company repurchased $250 million of its existing 7.95% five-year notes scheduled to mature on August 1, 2005. In the second quarter of 2004, the Company recorded a pre-tax debt extinguishment charge of $11 million, consisting of redemption premiums and transaction costs ($19 million), offset partially by the accelerated recognition of gains from interest rate swaps associated with the repurchased debt ($8 million). On August 1, 2005, the Company borrowed $450 million under the Five-Year Revolving Credit Facility to fund the remaining $250 million of 7.95% notes that were due on August 1, 2005, and for general working capital requirements. A portion of this borrowing was repaid upon receipt of a $250 million loan from Ford on September 19, 2005. The Ford loan was repaid on September 30, 2005, at which time the Company received a $311 million deposit from Ford as consideration for inventory of the transferred business, net of other amounts.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9. Debt — (Continued)
8.25% notes due August 1, 2010
On August 3, 2000, the Company completed a public offering of unsecured fixed rate term debt securities totaling $1.2 billion with maturities of 5 and 10 years. The offering included $500 million of securities maturing on August 1, 2005 and $700 million of securities maturing on August 1, 2010. The securities bear interest at a stated rate of 8.25%, with interest payable semi-annually on February 1 and August 1, beginning on February 1, 2001. The unsecured term debt securities agreement contains certain restrictions including, among others, a limitation relating to liens and sale-leaseback transactions, as defined in the agreement. The Company was in compliance with applicable restrictions as of December 31, 2005.
7.00% notes due March 10, 2014
On March 10, 2004, the Company completed a public offering of unsecured fixed-rate term debt securities totaling $450 million with a maturity of ten years. The securities bear interest at a stated rate of 7.00%, with interest payable semi-annually on March 10 and September 10, beginning on September 10, 2004. The securities rank equally with the Company’s existing and future unsecured fixed-rate term debt securities and senior to any future subordinated debt. The unsecured term debt securities agreement contains certain restrictions, including, among others, a limitation relating to liens and sale-leaseback transactions, as defined in the agreement. The Company was in compliance with applicable restrictions as of December 31, 2005.
Interest rate swaps
Interest rate swaps have been entered into for a portion of the 8.25% notes due August 1, 2010 ($125 million) and for a portion of the 7.00% notes due March 10, 2014 ($225 million). These swaps effectively convert this portion of the securities from fixed interest rate to variable interest rate (“fixed-for-variable”) instruments. The weighted average interest rates as presented in the table above include the effects of interest rate swaps.
The Company’s fixed-for-variable swap agreements have been formally designated as fair value hedges. The effect of marking these contracts to market has been recorded in the Company’s consolidated balance sheets as a direct adjustment to underlying debt. The adjustment does not affect the results of operations unless the contract is terminated, in which case the resulting cash flow is offset by a valuation adjustment of the underlying debt that is amortized to interest expense over the remaining life of the debt.
Other debt
The Company has additional debt arrangements of approximately $138 million and $125 million in short-term and long-term debt, respectively, relating primarily to a number of its non-U.S. operations, a portion of which are payable in non-U.S. currencies including, but not limited to the euro, Thai baht, Korean won, and Brazilian real.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9. Debt — (Continued)
Prior to April 2005, the Company had maintained a trade payables program through General Electric Capital Corporation (“GECC”) that provided financial flexibility to the Company and its suppliers. When a supplier participated in the program, GECC paid the supplier the amount due from the Company in advance of the original due date. In exchange for the earlier payment, the Company’s suppliers accepted a discounted payment. The Company paid GECC the full amount. Approximately $69 million was outstanding to GECC under this program at December 31, 2004. Amounts outstanding under this program were supported by a stand-by letter of credit and were reported in short-term debt in the consolidated balance sheets. The Company terminated the program in April 2005.

NOTE 10.	Employee Retirement Benefits
Visteon Sponsored Plans
Employee Retirement Plans
In the U.S., the Company’s hourly employees represented by the UAW and other collective bargaining groups earn noncontributory benefits based on employee service. The Company’s U.S. salaried employees earn similar noncontributory benefits as well as contributory benefits related to pay and service. In accordance with the separation agreements, Ford retained the past service obligations for those transferred salaried employees who were eligible to retire in 2000 as well as those whose combined age and years of service was at least 60 at the date of the separation from Ford. For all other transferred salaried employees, the Company assumed the pension obligations as well as assets with a fair value at least equal to the related projected benefit obligation at the date of the separation from Ford but no less than the amount required to be transferred under applicable laws and regulations. Certain of the non-U.S. subsidiaries sponsor separate plans that provide similar types of benefits to their employees. For these non-U.S. plans, the Company has assumed all plan benefit obligations for the Company employees as well as assets that approximated the benefit obligations for funded plans at the separation date.
In general, the Company’s plans are funded with the exception of certain supplemental benefit plans for executives and certain non-U.S. plans, primarily in Germany. The Company’s policy for funded plans is to contribute annually, at a minimum, amounts required by applicable law, regulation or union agreement.
Most U.S. salaried employees are eligible to participate in a defined contribution plan (Visteon Investment Plan) by contributing a portion of their compensation, which was partially matched by the Company. Matching contributions were suspended effective January 1, 2002 and will be reinstated on July 1, 2006.
In December 2005, the Company approved changes to the U.S. Salaried pension plans which will become effective July 1, 2006. Service accruals for the current pension benefit will cease as of June 30, 2006 and the pension plan will no longer provide early retirement supplements to participants who retire after July 1, 2006. A cash balance benefit will accrue for service earned after June 30, 2006.
Postretirement Employee Health Care and Life Insurance Benefits
In the U.S., the Company has a financial obligation for the cost of providing selected postretirement health care and life insurance benefits to its employees under Company sponsored plans.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10. Employee Retirement Benefits — (Continued)
During June 2005, the Company approved changes to the U.S. salaried postretirement health care and life insurance plans which will become effective June 1, 2007. Employees who retire after that date will not be provided life insurance benefits, but will have access to company-sponsored health care at group rates if they elect to pay the related health care premium cost. The Company will provide credits to offset a portion of the health care premium cost for employees who retire from the Company with hire dates on or before June 30, 2005 that attained the age of 45 by July 1, 2005. Credits accumulate at the rate of $3,000 per year plus an interest factor, and are further increased at retirement by a factor of $750 multiplied by the employee’s combined years of service and age. These changes resulted in a reduction to the accumulated postretirement benefit obligation (“APBO”) of $336 million at June 30, 2005, of which approximately $9 million was recognized in 2005 and the remainder will be amortized as a reduction of postretirement employee benefit expense over the estimated average remaining employee service lives of approximately 14 years for the Visteon Corporate Plan and 10 years for the Visteon Systems Salaried Plan. Service cost accruals were also reduced by $7 million in the fourth quarter 2005 as a result of these changes.
Also during 2005, the Company negotiated changes to hourly postretirement employee health care and life insurance plans which resulted in a reduction to the APBO of $135 million which will be amortized as a reduction of postretirement employee benefit expense over the estimated average remaining employee service lives of approximately 12 years.
Ford Sponsored Plans
Employee Retirement Plans
Prior to the ACH Transactions, Visteon-assigned Ford-UAW employees participated in the Ford-UAW Retirement Plan, sponsored by Ford, and the Company reimbursed Ford for the related pension expense. Effective October 1, 2005 and in connection with the ACH Transactions, Ford has assumed all wage and benefit accruals for Ford-UAW employees, and there will be no further reimbursement to Ford from the Company related to these employees.
Postretirement Employee Health Care and Life Insurance Benefits
Also prior to the ACH Transactions, under the terms of the Hourly Employee Assignment Agreement (the “Agreement”), Ford charged the Company for a portion of the cost of retiree health care and life insurance benefits that are provided by Ford to the Visteon-assigned Ford-UAW employees who retire after July 1, 2000. The estimated cost for these benefits was accrued over periods of employee service on an actuarially determined basis. The amounts charged by Ford related to the Visteon-assigned Ford-UAW employees were determined by Ford’s actuaries, computed in accordance with Ford’s SFAS 106 methodologies and actuarial assumptions.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10. Employee Retirement Benefits — (Continued)
During the fourth quarter of 2003, the Agreement was amended and restated. Under the terms of the amended and restated agreement, Ford agreed to assume responsibility for approximately $1,646 million of amounts previously owed by the Company to Ford for postretirement employee health and life insurance benefits earned by the Visteon-assigned Ford-UAW employees during the period prior to the separation. Ford agreed also to assume responsibility for future accretion on the $1,646 million amount at the appropriate SFAS 106 discount rate (6.25% at December 31, 2003). In accordance with the terms of the Agreement, the Company was required to fund a portion of actual costs of these benefits as incurred by Ford for the Visteon-assigned Ford-UAW employees through 2005 and certain salaried employees through 2010. In addition, the Company was required to contribute funds to a Voluntary Employees’ Beneficiary Association (“VEBA”) to fund postretirement employee health care and life insurance benefits to be provided by Ford related to the Ford-UAW employees. The funding was to have been over a 44-year period beginning in 2006. In accordance with Statement of Financial Accounting Standards No. 15 (“SFAS 15”), “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” the Company did not record any immediate gain or loss relating to this amendment because future accretion and contingently payable amounts with respect to the restructured obligation were expected to exceed the amount recorded by the Company. The amounts ultimately due were contingent upon future health and retirement benefit costs that were to be charged to the Company by Ford with respect to the Visteon-assigned Ford-UAW hourly employees.
Effective October 1, 2005 and in connection with the ACH Transactions, Ford relieved the Company of all liabilities totaling approximately $2.2 billion for postretirement health care and life insurance related obligations for Visteon-assigned Ford-UAW employees and retirees and for salaried retirees who retired prior to May 24, 2005. In addition, the Company transferred the VEBA and related assets of approximately $25 million to Ford. This further relief was also accounted for in accordance with SFAS 15. Because there are no contingently payable amounts relating to this obligation as of October 1, 2005, amounts currently forgiven and previously deferred amounts were released to income and have been included in the “Gain on ACH Transactions” in the accompanying 2005 consolidated statement of operations.
Ford will continue to charge the Company for the expense of postretirement health care and life insurance benefits that are provided by Ford to certain Company salaried employees who retire after May 24, 2005. The Company is required to fund the actual costs of these benefits as incurred by Ford for the salaried retirees through 2010. In addition, the Company has agreed to contribute funds to a trust to fund postretirement health care and life insurance benefits to be provided by Ford related to these salaried employees and retirees. The required funding is over a 39-year period beginning in 2011. The annual funding requirement during this period will be determined annually based upon amortization of the unfunded liabilities at year-end 2010 plus amortization of annual expense.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10. Employee Retirement Benefits — (Continued)
The benefit obligations below reflect the salaried plan changes announced by Ford in December 2005 and the effect of the ACH Transactions and are based upon Ford’s assumptions. The current and long-term benefit obligations and total net amount recognized in the balance sheets for the postretirement health care and life insurance benefits payable to Ford relating to participation by the Visteon-assigned Ford-UAW and certain salaried employees were as follows:

	December 31

	2005	2004

	(Dollars in Millions)
Obligation for benefits to Visteon-assigned Ford-UAW and salaried employees	$88	$3,935
Reimbursable amount assumed by Ford	—	(1,701)
Unamortized gains/(losses) and other associated with the obligation	68	(1,598)
Deferred amounts:
Contingently payable	—	1,476
To reduce future accretion	—	67

Postretirement employee benefits payable to Ford	$156	$2,179

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10. Employee Retirement Benefits — (Continued)
Benefit Expenses
The Company’s expense for retirement benefits was as follows:

	Retirement Plans

							Health Care and Life
	U.S. Plans			Non-U.S. Plans			Insurance Benefits

	2005	2004	2003	2005	2004	2003	2005	2004	2003

	(Dollars in Millions, Except Percentages)
Costs Recognized in Income
Service cost	$62	$55	$53	$32	$32	$32	$38	$42	$37
Interest cost	72	66	59	66	62	52	65	61	51
Expected return on plan assets	(68)	(63)	(56)	(61)	(63)	(54)	—	—	—
Amortization of:
Transition obligation	—	—	—	1	1	1	—	—	—
Plan amendments	9	10	10	7	9	10	(15)	—	—
Losses and other	7	4	—	7	2	1	29	21	10
Special termination benefits	—	—	—	—	7	—	—	—	—
Curtailments	—	—	—	—	—	—	(1)	—	—
Settlements	—	—	1	—	(1)	2	—	(1)	—

Visteon sponsored plan net pension/postretirement expense	82	72	67	52	49	44	116	123	98
Expense for Visteon-assigned Ford- UAW and certain salaried employees	85	111	172	—	—	—	168	131	323

Employee retirement benefit expenses excluding restructuring	$167	$183	$239	$52	$49	$44	$284	$254	$421

Special termination benefits	$—	$—	$2	$4	$3	$20	$—	$—	$4
Curtailments	—	—	—	13	—	—	7	—	—
Other	3	18	—	—	—	—	—	—	—

Total employee retirement benefit related restructuring expenses	$3	$18	$2	$17	$3	$20	$7	$—	$4

Weighted Average Assumptions
Discount rate for expense	6.10%	6.10%	6.75%	5.50%	5.60%	5.75%	5.80%	6.10%	6.75%
Assumed long-term rate of return on assets	9.00%	9.00%	9.00%	7.50%	7.70%	8.25%	—	—	6.00%
Initial health care cost trend rate							11.00%	11.00%	10.44%
Ultimate health care cost trend rate							5.00%	5.00%	5.00%
Year ultimate health care cost trend rate reached							2010	2009	2008

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10. Employee Retirement Benefits — (Continued)
Retirement Benefit Related Restructuring Expenses
In addition to retirement benefit expenses, the Company recognized retirement benefit-related restructuring charges totaling $27 million reflecting a $7 million OPEB curtailment loss related to the Puerto Rico facility, a $3 million pension loss related to the continuation of the voluntary termination incentive program in the U.S., and $13 million curtailment loss and $4 million in special termination benefits related to certain non-U.S. pensions in 2005. During 2004, the retirement benefit-related restructuring charges totaled $21 million reflecting $18 million for the voluntary termination incentive program in the U.S. and special termination benefits of $3 million in Europe. In 2003, the retirement benefit-related restructuring charges totaled $26 million reflecting U.S. special termination benefits of $2 million and $4 million for the pension and OPEB plans, respectively, and special termination benefits of $20 million in Europe.
Assumed Health Care Trend Rate Sensitivity
The following table illustrates the sensitivity to a change in the assumed health care trend rate related to Visteon sponsored postretirement employee health care plan expense (certain salaried employees are covered by a Ford sponsored plan):

Total Service and
	Interest Cost	APBO

100 basis point increase in health care cost trend rates (a)	+$12 million	+$97 million
100 basis point decrease in health care cost trend rates (a)	-$10 million	-$80 million

(a)	Assumes all other assumptions are held constant.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10. Employee Retirement Benefits — (Continued)
Benefit Obligations
The status of the Company plans as of their most recent measurement dates was as follows:

	Retirement Plans
					Health Care and
					Life Insurance
	U.S. Plans		Non-U.S. Plans		Benefits

	2005	2004	2005	2004	2005	2004

	(Dollars in Millions, Except Percentages)
Change in Benefit Obligation
Benefit obligation — beginning	$1,144	$1,053	$1,279	$1,123	$1,115	$1,130
Service cost	62	55	32	32	38	42
Interest cost	72	66	66	62	65	61
Participant contributions	7	8	11	11	—	—
Amendments/other	12	3	(1)	(36)	(457)	(22)
Actuarial (gain) loss	61	4	166	22	35	(58)
Special termination benefits	—	—	4	13	—	—
Curtailment	—	—	(36)	—	(15)	—
Settlements	—	—	(1)	(2)	—	(4)
Foreign exchange translation	—	—	(130)	91	—	—
Benefits paid	(49)	(45)	(41)	(37)	(39)	(34)

Benefit obligation — ending	$1,309	$1,144	$1,349	$1,279	$742	$1,115

Change in Plan Assets
Plan assets — beginning	$781	$671	$756	$635	$—	$—
Actual return on plan assets	110	88	105	51	—	—
Sponsor contributions	35	63	58	67	39	34
Participant contributions	7	8	11	11	—	—
Foreign exchange translation	—	—	(71)	54	—	—
Benefits paid/other	(44)	(49)	(42)	(62)	(39)	(34)

Plan assets — ending	$889	$781	$817	$756	$—	$—

Funded Status of the Plans
Plan assets (less than) benefit obligations	$(420)	$(363)	$(532)	$(523)	$(742)	$(1,115)
Contributions between measurement and end of fiscal year	9	1	13	15	14	15
Special termination benefits between measurement and end of fiscal year	—	—	(2)	(2)	—	—
Unrecognized:
Net losses	150	132	373	330	427	438
Prior service cost/other	43	52	59	85	(463)	(16)

	$(218)	$(178)	$(89)	$(95)	$(764)	$(678)

Amount Recognized in Balance Sheets
Prepaid assets	$—	$—	$14	$8	$—	$—
Accrued liabilities	(340)	(314)	(378)	(329)	(764)	(678)
Intangible assets	38	47	50	73	—	—
Deferred income taxes	30	30	5	2	—	—
Accumulated other comprehensive income	54	59	220	151	—	—

	$(218)	$(178)	$(89)	$(95)	$(764)	$(678)

Weighted Average Assumptions
Discount rate	5.70%	6.10%	4.90%	5.50%	5.70%	6.10%
Expected rate of return on assets	8.50%	9.00%	6.70%	7.50%	—	—
Rate of increase in compensation	4.00%	4.00%	3.00%	3.60%	—	—
Initial health care cost trend rate	—	—	—	—	9.80%	11.00%
Ultimate health care cost trend rate	—	—	—	—	5.00%	5.00%
Year ultimate health care cost trend rate reached	—	—	—	—	2010	2010
Measurement date	9/30	9/30	9/30	9/30	9/30	9/30

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10. Employee Retirement Benefits — (Continued)
The accumulated benefit obligation for all defined benefit pension plans was $2,340 million and $2,068 million at the 2005 and 2004 measurement dates. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for employee retirement plans with accumulated benefit obligations in excess of plan assets were $2,634 million, $2,324 million and $1,684 million, respectively, for 2005 and $2,215 million, $1,933 million and $1,358 million, respectively, for 2004.
Contributions
During 2006, the Company’s expected contributions to its U.S. retirement plans and postretirement employee health care and life insurance plans are $83 million and $34 million, respectively. The Company’s expected 2006 contributions to non-U.S. retirement plans is $84 million. These are expected contributions and may be revised during 2006.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Company plans; expected receipts from the Medicare Prescription Drug Act subsidy are also included below:

			Retiree Health and Life

	Pension Benefits			Medicare
			Gross	Subsidy
	U.S.	Non-U.S.	Payments	Receipts

	(Dollars in Millions)
2006	$55	$157	$37	$3
2007	54	34	39	3
2008	56	34	42	4
2009	58	35	44	4
2010	61	36	47	4
Years 2011 — 2015	363	197	260	26
Non-U.S. pension benefit payments of $157 million in 2006 from the Company plans includes the anticipated effect of settling pension obligations related to the Company’s Markham, Ontario facility which was closed in 2002.
Plan Assets and Investment Strategy
The Company’s retirement plan asset allocation at September 30, 2005 and 2004 and target allocation for 2006 are as follows:

	U.S.			Non-U.S.

	Target	Percentage of		Target	Percentage of
	Allocation	Plan Assets		Allocation	Plan Assets

	2006	2005	2004	2006	2005	2004

Equity securities	70%	71%	71%	55%	57%	57%
Debt securities	30	29	29	45	43	43

	100%	100%	100%	100%	100%	100%

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10. Employee Retirement Benefits — (Continued)
The expected long-term rate of return for pension assets has been chosen based on various inputs, including long-term historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding capital market returns, inflation and other variables.
Given the relatively long horizon of the Company’s aggregate obligations, its investment strategy is to improve the funded status of its U.S. and Non-U.S. plans over time without exposure to excessive asset value volatility. The Company manages this risk primarily by maintaining each plan’s actual asset allocation between equity and fixed income securities within a specified range of its target asset allocation. In addition, the Company ensures that diversification across various investment subcategories within each plan are also maintained within specified ranges.
Substantially all of the Company’s pension assets are managed by outside investment managers and held in trust by third-party custodians. The selection and oversight of these outside service providers is the responsibility of Investment Committees and their advisors. The selection of specific securities is at the discretion of the investment manager and is subject to the provisions set forth by written investment management agreements and related policy guidelines regarding permissible investments, risk management practices and the use of derivative securities. Investment in debt or equity securities related to the Company or any of its affiliates is prohibited. Derivative securities may be used by investment managers as efficient substitutes for traditional securities, to reduce portfolio risks, or to hedge identifiable economic exposures. The use of derivative securities to create economic leverage to engage in unrelated speculation is expressly prohibited. The Company staff or its outside consultants verify compliance with these provisions at least quarterly.

NOTE 11.	Income Taxes
Income (loss) before income taxes and minority interests in consolidated subsidiaries, excluding equity in net income of non-consolidated affiliates, was as follows:

	Year Ended December 31

	2005	2004	2003

	(Dollars in Millions)
U.S.	$116	$(755)	$(1,205)
Non-U.S.	(314)	171	(44)

Total loss before income taxes	$(198)	$(584)	$(1,249)

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11. Income Taxes — (Continued)
The provision (benefit) for income taxes was calculated as follows:

	Year Ended December 31

	2005	2004	2003

	(Dollars in Millions)
Current tax provision (benefit)
U.S. federal	$(26)	$(2)	$—
Non-U.S.	111	91	89
U.S. state and local	(2)	—	1

Total current	83	89	90

Deferred tax provision (benefit)
U.S. federal	—	740	(280)
Non-U.S.	(19)	71	216
U.S. state and local	—	62	(20)

Total deferred	(19)	873	(84)

Total provision	$64	$962	$6

A reconciliation of the provision for income taxes compared with amounts at the U.S. statutory tax rate is shown below:

	Year Ended December 31

	2005	2004	2003

Tax provision at U.S. statutory rate of 35%	(35)%	(35)%	(35)%
Effect of:
Impact of foreign operations, including withholding taxes	21	7	—
State and local income taxes	(1)	(3)	(2)
U.S. research tax credits	(9)	(6)	(1)
Tax reserve adjustments	(14)	(14)	—
Benefits related to U.S. exports	(1)	(2)	(1)
Change in valuation allowance	75	220	37
Medicare subsidy	(3)	(1)	—
Other	(1)	(1)	3

Provision for income taxes	32%	165%	1%

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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11. Income Taxes — (Continued)
The components of deferred income tax assets and liabilities at December 31 were as follows:

	December 31

	2005	2004

	(Dollars in Millions)
Deferred tax assets
Employee benefit plans	$456	$1,249
Capitalized expenditures for tax reporting	239	276
Net operating losses and carryforwards	1,191	721
All other	513	451

Subtotal	2,399	2,697
Valuation allowance	(1,961)	(1,949)

Total deferred tax assets	438	748

Deferred tax liabilities
Depreciation and amortization	65	476
All other	479	405

Total deferred tax liabilities	544	881

Net deferred tax (liabilities)	$(106)	$(133)

The anticipated tax benefit of non-U.S. net operating loss and other carryforwards is $449 million at December 31, 2005. These losses have carryforward periods ranging from 5 years to indefinite. The anticipated tax benefit of U.S. net operating loss and capital loss carryforwards is $367 million at December 31, 2005. These losses will begin to expire in 2009. U.S. foreign tax credit carryforwards are $254 million at December 31, 2005. These credits will begin to expire in 2011. U.S. research tax credits carryforwards are $121 million at December 31, 2005. These credits will begin to expire in 2020.
As of the end of 2005, valuation allowances totaling $1,961 million have been recorded against the Company’s deferred tax assets. Of this amount, $1,495 million relates to the Company’s deferred tax assets in the U.S., including amounts related to foreign affiliates that are treated as pass-through entities for U.S. tax purposes, and $466 million relates to net operating loss carryforwards and other deferred tax assets in certain foreign jurisdictions, where recovery of the carryforwards or assets is unlikely.
The Company’s 2005 provision of $64 million reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, certain non-recurring and other discrete tax items, and the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries. Non-recurring and other discrete tax items recorded in 2005 resulted in a net benefit of $31 million. This includes a benefit of $28 million, reflecting primarily a reduction in income tax reserves corresponding with the conclusion of U.S. Federal income tax audits for 2002, 2003 and certain pre-spin periods, as well as a net benefit of $3 million consisting primarily of benefits related to a change in the estimated benefit associated with tax losses in Canada and the favorable resolution of tax matters in Mexico, offset by net provisions recorded primarily to increase income tax reserves for prior year tax exposures.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11. Income Taxes — (Continued)
The 2004 provision of $962 million includes a charge of $871 million recorded during the third quarter to establish additional valuation allowances against the Company’s deferred tax assets in the U.S. and certain foreign countries. This charge is comprised of $948 million related to deferred tax assets as of the beginning of the year, partially offset by the reduction of related tax reserves of $77 million. The Company’s provision for income taxes for 2004 also includes a benefit of $42 million recorded in the fourth quarter to reduce its deferred tax asset valuation allowance to offset a related reduction in the net deferred tax asset. This reduction in the net deferred tax asset was the result of certain U.S. tax adjustments related primarily to foreign currency movements that were recorded through other comprehensive income during the fourth quarter.
Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries, which include the U.K. and Germany, until sufficient positive evidence exists to reduce or eliminate them.

NOTE 12.	Shareholders’ (Deficit)/ Equity
Accumulated other comprehensive (loss) income is comprised of the following:

	December 31

	2005	2004

	(Dollars in Millions)
Foreign currency translation adjustments	$45	$199
Minimum pension liability	(274)	(210)
Realized and unrealized gains (losses) on derivatives and other	(5)	16

Total accumulated other comprehensive (loss) income	$(234)	$5

In conjunction with the October 1, 2005 ACH Transactions, the Company granted warrants to Ford for the purchase of 25 million shares of the Company’s common stock at an exercise price of $6.90. The warrants allow for either cash or share settlement at the sole discretion of the Company, and may be exercised at any time after October 1, 2006 and before the expiration date on October 1, 2013. The warrants are valued at $127 million using a Black-Scholes pricing model, adjusted for the estimated impact on fair value of the restrictions relating to the warrants, and are recorded as permanent equity in the Company’s consolidated balance sheets.
Treasury stock is carried at an average cost basis, is purchased for employee benefit plans, and consists of approximately 2.2 million shares at December 31, 2005. In addition, treasury stock, included in the consolidated statements of shareholder’s (deficit)/ equity increased $10 million during 2005 primarily from the forfeiture of approximately 700,000 shares or restricted stock awards, originally granted in 2002, that did not vest as certain performance goals were not achieved and is offset by a decrease in unearned compensation.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Stock-Based Compensation
The Visteon Corporation 2004 Incentive Plan (“2004 Incentive Plan”) was approved by shareholders, is administered by the Organization and Compensation Committee of the Board of Directors and provides for the grant of incentive and nonqualified stock options, stock appreciation rights, performance stock rights, restricted stock, restricted stock units and stock and various other rights based on common stock. The total number of shares of common stock subject to awards under the 2004 Incentive Plan is 14.8 million shares. During the first quarter of 2005, the Company granted under the 2004 Incentive Plan approximately 4.3 million stock appreciation rights, 2.7 million restricted stock units and 2.0 million stock options. At December 31, 2005, there were approximately 860,000 shares of common stock available for grant under the 2004 Incentive Plan.
The Visteon Corporation Employees Equity Incentive Plan (“EEIP”) was approved by shareholders, is administered by the Organization and Compensation Committee of the Board of Directors and provides for the grant of nonqualified stock options, stock appreciation rights, performance stock rights and stock, and various other rights based on stock. The total number of shares of common stock subject to awards under the EEIP is 6.5 million shares. At December 31, 2005, there were approximately 842,000 shares of common stock available for grant under the EEIP.
The Visteon Corporation Restricted Stock Plan for Non-Employee Directors provides for the grant of restricted stock to non-employee directors. In addition, during 2004 the shareholders approved the Visteon Corporation Non-Employee Director Stock Unit Plan which provides for the grant of restricted stock units to non-employee directors.
Stock Options and Stock Appreciation Rights
Stock options and stock appreciation rights granted under the aforementioned plans have an exercise price equal to the average of the highest and lowest prices at which the Company’s common stock was traded on the New York Stock Exchange on the date of grant and become exercisable on a ratable basis over a three year vesting period. Stock options and stock appreciation rights granted under the 2004 Incentive Plan after December 31, 2003 expire five years following the grant date. Stock options granted under the EEIP, and those granted prior to January 1, 2004 under the 2004 Incentive Plan, expire 10 years after the grant date.
Stock options are settled through the issuance of underlying shares upon exercise. Accordingly, such amount is recorded in the Company’s consolidated balance sheets under the caption “Additional paid in capital.” Stock appreciation rights are settled in cash and accordingly result in the recognition of a liability representing the vested portion of the obligation.
Compensation expense related to stock appreciation rights is measured based upon fair value using the underlying market price of the Company’s common stock as of the end of each reporting period, while compensation expense related to stock options is based upon fair value determined through use of a Black-Scholes valuation model. Compensation expense related to stock options and stock appreciation rights was $6 million, $5 million and $5 million in 2005, 2004 and 2003, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 13. Stock-Based Compensation — (Continued)
The following is a summary of the fair values and assumptions used under a Black-Scholes option-pricing model for stock options granted in 2005, 2004 and 2003:

	2005	2004	2003

Fair Values
Average fair value of stock options granted	$2.51	$3.32	$2.34
Weighted Average Assumptions
Risk-free interest rate	4.0%	4.1%	3.0%
Expected life (years)	4.0	5.0	5.0
Volatility	44.3%	40.8%	43.2%
Dividend yield	0.0%	2.6%	1.9%
Information concerning stock options and stock appreciation rights is as follows:

		Stock
		Appreciation	Weighted Average
	Option Shares	Rights	Exercise Price

	(In Thousands)	(In Thousands)
Outstanding at December 31, 2002	7,905	—	$14.78
Granted	6,226	—	6.62
Terminated	(489)	—	11.41

Outstanding at December 31, 2003	13,642	—	$11.22
Granted	1,385	2,155	9.96
Exercised	(383)	—	6.64
Terminated	(476)	(44)	10.60

Outstanding at December 31, 2004	14,168	2,111	$11.07
Granted	2,567	4,408	6.34
Exercised	(442)	(2)	6.64
Terminated	(1,279)	(414)	9.28

Outstanding at December 31, 2005	15,014	6,103	$9.74
Less: Outstanding but not exercisable at December 31, 2005	(4,856)	(5,481)

Exercisable at December 31, 2005	10,158	622	$12.23

The following is a summary of the range of exercise prices for stock options and stock appreciation rights that are outstanding and exercisable at December 31, 2005:

	Options and SARs Outstanding			Options and SARs Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

	(In Thousands)	(In Years)		(In Thousands)
$ 5.00 - $ 7.00	10,941	5.4	$6.41	2,870	$6.63
7.01 - 12.00	3,162	3.5	9.94	896	9.83
12.01 - 17.00	4,621	5.5	13.43	4,621	13.43
17.01 - 22.00	2,393	5.3	17.54	2,393	17.54

	21,117			10,780

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 13. Stock-Based Compensation — (Continued)
Restricted Stock Awards and Restricted Stock Units
Restricted stock awards and restricted stock units granted under the aforementioned plans vest after a designated period of time (“time-based”), which is generally three to five years, or upon the achievement of certain performance goals (“performance-based”) at the completion of a performance period, which is generally three years. Compensation expense related to time-based restricted stock awards and units is recorded ratably over the vesting period, while compensation expense related to performance-based restricted stock awards is recognized ratably over the performance period based upon an estimate of the likelihood of achieving the performance goals. Compensation expense is measured based upon the underlying market price of the Company’s common stock and includes the amount of any dividends paid. Restricted stock issued under the Non-Employee Director Stock Unit Plan vests immediately, and is distributed after the participant terminates service as a non-employee director of the Company.
Restricted stock awards are settled through the issuance of underlying shares upon vesting. Accordingly, such amount is recorded in the Company’s consolidated balance sheets under the caption “Other equity.” Restricted stock units are settled in cash and accordingly result in the recognition of a liability representing the vested portion of the obligation. The current portion of such liability is recorded in the Company’s consolidated balance sheets under the caption “Accrued expenses and other current liabilities” and the long-term portion of such liability is recorded under the caption “Other liabilities.”
Compensation expense related to restricted stock awards is measured based on fair value using the average of the highest and lowest market price of the Company’s common stock on the date of grant, while compensation expense related to restricted stock units is based on fair value using the underlying market price of the Company’s common stock as of the end of each reporting period. Compensation expense related to restricted stock awards and restricted stock units, excluding that related to dividends, was $14 million, $13 million and $9 million in 2005, 2004 and 2003, respectively. No dividends were paid in 2005 and approximately $1 million were paid in each of 2004 and 2003.
Information concerning restricted stock awards and restricted stock units is as follows:

			Weighted
	Restricted	Restricted	Average
	Stock Awards	Stock Units	Price

	(In Thousands)	(In Thousands)
Outstanding at December 31, 2002	2,714	—	$15.39
Granted	2,567	—	6.62
Lapsed	(26)	—	17.46
Terminated	(234)	—	9.10

Outstanding at December 31, 2003	5,021	—	$11.20
Granted	199	2,429	10.16
Lapsed	(251)	—	16.48
Terminated	(789)	(69)	14.29

Outstanding at December 31, 2004	4,180	2,360	$10.17
Granted	6	3,779	6.96
Lapsed	(949)	(8)	15.47
Terminated	(1,020)	(532)	10.57

Outstanding at December 31, 2005	2,217	5,599	$7.89

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 13. Stock-Based Compensation — (Continued)
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123(R)”), “Share-Based Payments.” This revised statement requires the fair-value based method to be used and eliminates the alternative use of the intrinsic value method. SFAS 123(R) is required to be adopted as of the beginning of the first annual interim period that begins after June 15, 2005. The Company is currently evaluating the impact of the requirements of SFAS 123(R) on its consolidated financial statements.

NOTE 14.	Net (Loss) Income Per Share
Basic net loss per share of common stock is calculated by dividing reported net loss by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. The calculation of diluted net loss per share takes into account the effect of dilutive potential common stock, such as stock options and stock warrants, and contingently returnable shares, such as restricted stock.

	December 31

	2005	2004	2003

	(Dollars in Millions, Except Per
	Share Amounts)
Numerator:
Net loss	$(270)	$(1,536)	$(1,229)

Denominator:
Average common stock outstanding	128.6	129.6	130.4
Less: Average restricted stock outstanding	(2.6)	(4.3)	(4.6)

Basic shares	126.0	125.3	125.8
Net dilutive effect of restricted stock and stock options	—	—	—

Diluted shares	126.0	125.3	125.8

Net loss per share:
Basic and diluted	$(2.14)	$(12.26)	$(9.77)
For 2005, 2004 and 2003, potential common stock of approximately 2.8 million shares, 3.1 million shares and 1.0 million shares, respectively, are excluded from the calculation of diluted loss per share because the effect of including them would have been antidilutive. In addition, options to purchase 8.2 million shares of common stock at exercise prices ranging from $7 per share to $22 per share were outstanding for 2005 but were not included in the computation of diluted loss per share because the options’ exercise price was greater than the average market price of the common shares. The options expire at various dates between 2009 and 2012.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Asset Securitization
United States
In December 2005, the Company terminated its revolving accounts receivable securitization facility in the United States (“facility agreement”). Formerly, under this facility agreement, the Company could sell a portion of its U.S. account receivables from customers other than Ford to Visteon Receivables LLC (“VRL”), a wholly-owned consolidated special purpose entity. VRL may then have sold, on a non-recourse basis (subject to certain limited exceptions), an undivided interest in the receivables to an asset-backed, multi-seller commercial paper conduit, which is unrelated to the Company or VRL. The conduit typically financed the purchases through the issuance of commercial paper, with back-up purchase commitments from the conduit’s financial institution. The sale of the undivided interest in the receivables from VRL to the conduit was accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” When VRL sold an undivided interest to the conduit, VRL retained the remaining undivided interest. The carrying value of the remaining undivided interests approximated the fair market value of these receivables. The value of the undivided interest sold to the conduit was excluded from the Company’s consolidated balance sheets and reduced the accounts receivable balances. The Company performed the collection and administrative functions related to the accounts receivable.
At the time VRL sold the undivided interest to the conduit, the sale was recorded at fair market value with the difference between the carrying amount and fair value of the assets sold included in operating income as a loss on sale. This difference between carrying value and fair value was principally the estimated discount inherent in the facility agreement, which reflected the borrowing costs as well as fees and expenses of the conduit, and the length of time the receivables were expected to be outstanding. Gross proceeds from new securitizations were $237 million and $235 million during the years ended December 31, 2005 and December 31, 2004, respectively. Collections and repayments to the conduit were $292 million and $180 million during the years ended December 31, 2005 and December 31, 2004, respectively. This resulted in net payments and net proceeds of $55 million for each of the years ended December 31, 2005 and December 31, 2004. The retained interest at December 31, 2004 of $178 million was included in “Accounts receivable” on the consolidated balance sheets. With the facility termination December 15, 2005, there was no retained interest at December 31, 2005. Losses on the sale of these receivables was approximately $1 million for each of the years ended December 31, 2005 and 2004 and are included under the caption “Selling, general and administrative expenses” in the Company’s consolidated statements of operations.
Europe
As of December 31, 2005 and 2004, the Company has sold 99 million euro ($117 million) and 19 million euro ($26 million), respectively, of account receivables without recourse, under a European sale of receivables agreement with two banks. The agreements provide for the sale of accounts receivable up to 80 million euro until July 31, 2006, renewable on an annual basis and for the sale of accounts receivable up to 20 million euro. During the first quarter of 2006 the 20 million euro facility was terminated. Losses on these receivable sales were approximately $2 million for the year ended December 31, 2005 and, $1 million for each of the years ended December 31, 2004 and 2003, and are included under the caption “Interest expense” in the Company’s consolidated statements of operations.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 15. Asset Securitization — (Continued)
Asia
As of December 31, 2005, the Company has sold 830 million yen Japanese ($7 million) of account receivables, without recourse, under a Japanese sale of receivables agreement initiated in the first quarter of 2005 that is renewable on an annual basis. The agreement currently provides for the sale of up to 1.5 billion Japanese yen in accounts receivable. Losses on these receivable sales were immaterial for the year ended December 31, 2005.

NOTE 16.	Financial Instruments
Derivative Instruments
The Company follows Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” in accounting for financial instruments. Under SFAS 133 the criteria used to determine whether hedge accounting treatment is appropriate are the designation of the hedge to an underlying exposure, reduction of overall risk, and a highly effective relationship between the hedging instrument and the hedged item or transaction. To determine if a highly effective relationship exists between the hedging instrument and the hedged item, an effectiveness test is performed at the inception of the hedge and at each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recorded currently in results of operations.
Derivative instruments that are designated and qualify as a hedge to changes in fair value of an underlying are reflected as other assets or liabilities in the Company’s consolidated balance sheets. Changes in the fair value of these derivative instruments are recorded in cost of sales and generally offset a gain or loss on the underlying. Derivatives not designated as a hedge are adjusted to fair value through operating results.
Derivative instruments that are designated and qualify as a cash flow hedge of an underlying or forecasted transaction are reflected as other assets or liabilities in the Company’s consolidated balance sheets. Changes in the fair value of these derivative instruments are initially recorded as a component of other comprehensive income (loss) and reclassified to the consolidated statement of operations when the hedged transactions affect results of operations. A gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in operating results during the period of change. Derivatives not designated as a hedge are adjusted to fair value through operating results.
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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 16. Financial Instruments — (Continued)
The fair value of foreign currency instruments was estimated using current market rates provided by outside quotation services. The notional amount of foreign currency instruments in equivalent U.S. dollars was $808 million and $1,832 million at December 31, 2005 and 2004, respectively. The notional amount represents the contract amount, not the amount at risk. The fair value of the Company’s foreign currency instruments was an asset of $9 million and $18 million at December 31, 2005 and 2004, respectively. The gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income to the extent that hedges are effective until the underlying transactions are recognized in results of operations. In 2006, a pre-tax gain of approximately $6 million is expected to be reclassified from other comprehensive income to results of operations as the anticipated underlying transactions occur.
As of December 31, 2005, the Company had interest rate swaps designated as a hedge of the fair value of a portion of fixed-rate notes maturing on August 1, 2010 and March 10, 2014. The fair value of the swaps and the hedged portion of the debt are recorded in the Company’s consolidated balance sheets.
During the first quarter of 2005, the Company terminated interest rate swaps with a notional amount of $200 million related to the 8.25% notes due August 1, 2010 and received $7 million in cash. The fair value of the interest rate swaps at termination are deferred as part of the underlying debt and amortized as a reduction in interest expense over the remaining term of the debt.
The fair value of debt excluding related interest rate swaps was approximately $1,787 million at December 31, 2005, based on quoted market prices or current rates for similar debt with the same credit ratings and remaining maturities, compared with book value of $2,001 million. The fair value of debt excluding related interest rate swaps was approximately $2,064 million at December 31, 2004, compared with book value of $2,013 million. The notional amount of these interest rate swaps was $350 million and $550 million, respectively, at December 31, 2005 and 2004. The fair market value of the interest rate swaps was a liability of $15 million and an asset of $2 million at December 31, 2005 and 2004, respectively, with an offsetting amount recorded in long-term debt.
Subsequent to the ACH Transactions, the Company’s exposure to market risks from changes in the price of natural gas and copper were substantially reduced. In the second quarter of 2005, the Company discontinued hedge accounting treatment for natural gas and copper forward contracts. Discontinuance of hedge accounting for hedges on transactions that were not expected to occur resulted in the recognition of a gain of approximately $8 million in results of operations. These forward contracts were terminated during the third quarter of 2005. The notional amount of commodity derivatives was $71 million at December 31, 2004. The fair market value of commodity derivatives was an asset of $9 million at December 31, 2004.
Other Financial Instruments
Based on their short-term nature the Company believes fair value of other financial instruments approximates recorded book value.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 16. Financial Instruments — (Continued)
Concentration of Credit Risk
Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose us to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty, and through monitoring counterparty credit risks. The Company’s concentration of credit risk related to derivative contracts at December 31, 2005, was not significant.
With the exception of accounts receivable from Ford and its affiliates, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at December 31, 2005. Management periodically performs credit evaluations of its customers and generally does not require collateral.

NOTE 17.	Commitments and Contingencies
Commitments
Information Technology Agreement
Prior to January 2003 and since the Company’s separation from Ford, Ford had provided the Company with and charged the Company for many of the Company’s information technology needs. In January 2003, the Company entered into a 10-year outsourcing agreement with International Business Machines (“IBM”) pursuant to which the Company outsources most of its IT needs on a global basis, including mainframe support services, data centers, customer support centers, application development and maintenance, data network management, desktop support, disaster recovery and web hosting. The service charges under the outsourcing agreement are expected to aggregate approximately $2 billion during the ten year initial term of the agreement, subject to decreases and increases in the service charges based on the Company’s actual consumption of services to meet its then current business needs. The outsourcing agreement may also be terminated for the Company’s business convenience after its second full year under the agreement for a scheduled termination fee. Associated charges were approximately $240 million and $280 million in 2005 and 2004, respectively.
Operating Leases
At December 31, 2005, the Company had the following minimum rental commitments under non-cancelable operating leases (in millions): 2006 — $50; 2007 — $45; 2008 — $34; 2009 — $31; 2010 — $23; thereafter — $20. Rent expense was $80 million in 2005; $92 million in 2004, and $86 million in 2003.
Debt
Debt, including capital lease obligations, at December 31, 2005, included maturities as follows (in millions): 2006 — $485; 2007 — $265; 2008 — $31; 2009 — $5; 2010 — $696; thereafter — $512.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 17. Commitments and Contingencies — (Continued)
Guarantees
The Company has guaranteed approximately $136 million of debt capacity held by consolidated subsidiaries, and $84 million for lifetime lease payments held by consolidated subsidiaries. In addition, the Company has guaranteed Tier 2 suppliers’ debt and lease obligations and other third-party service providers’ obligations of up to $20 million, at December 31, 2005, to ensure the continued supply of essential parts.
Vitro Flex is a joint venture 38% owned by the Company or its subsidiaries. Vitro Flex manufactures and supplies tempered and laminated glass for use in automotive vehicles. Pursuant to the joint venture agreement the Company is required to provide, though 2008, sales orders and/or other competitively-priced business opportunities meeting certain average annual levels, mainly based on the venture’s manufacturing capacity. Pursuant to the ACH Transactions substantially all of the Company’s Glass Operations were transferred to ACH. Accordingly, the Company can no longer affect sales order volumes to Vitro Flex. In addition to the Company’s equity investment of $19 million, the Company has exposure to the after tax cash effect for shortfalls to agreed upon average annual sales levels pursuant to the joint venture agreement.
Contingencies
Litigation and Claims
In February 2005, a shareholder lawsuit was filed in the U.S. District Court for the Eastern District of Michigan against the Company and certain current and former officers of the Company. In July 2005, the Public Employees’ Retirement System of Mississippi was appointed as lead plaintiff in this matter. In September 2005, the lead plaintiff filed an amended complaint, which alleges, among other things, that the Company and its independent registered public accounting firm, PricewaterhouseCoopers LLP, made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The named plaintiff seeks to represent a class consisting of purchasers of the Company’s securities during the period between June 28, 2000 and January 31, 2005. Class action status has not yet been certified in this litigation. In December 2005, defendants moved to dismiss the amended complaint for failure to state a claim. Oral argument on that motion is scheduled for April 2006.
In March 2005, a number of current and former directors and officers were named as defendants in two shareholder derivative suits pending in the State of Michigan Circuit Court for the County of Wayne. As is customary in derivative suits, the Company has been named as a defendant in these actions. As a nominal defendant, the Company is not liable for any damages in these suits nor is any specific relief sought against the Company. The complaints allege that, among other things, the individual defendants breached their fiduciary duties of good faith and loyalty and aided and abetted such breaches during the period between January 23, 2004 and January 31, 2005 in connection with the Company’s conduct concerning, among other things, the matters alleged in the securities class action discussed immediately above. The derivative matters have been stayed pending resolution of defendants motion to dismiss the Securities matter pending in the Eastern District of Michigan.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 17. Commitments and Contingencies — (Continued)
In March and April 2005, the Company and a number of current and former employees, officers and directors were named as defendants in three class action lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) in the U.S. District Court for the Eastern District of Michigan. In September 2005, the plaintiffs filed an amended and consolidated complaint, which generally alleges that the defendants breached their fiduciary duties under ERISA during the class period by, among other things, continuing to offer Visteon stock as an investment alternative under the Visteon Investment Plan (and the Visteon Savings Plan for Hourly Employees, together the “Plans”), failing to disclose complete and accurate information regarding the prudence of investing in Visteon stock, failing to monitor the actions of certain of the defendants, and failing to avoid conflicts of interest or promptly resolve them. These ERISA claims are predicated upon factual allegations similar to those raised in the derivative and securities class actions described immediately above. The consolidated complaint was brought on behalf of a named plaintiff and a putative class consisting of all participants or beneficiaries of the Plans whose accounts included Visteon stock at any time from July 20, 2001 through May 25, 2005. Class action status has not yet been certified in this litigation. In November 2005, the defendants moved to dismiss the consolidated amended complaint on various grounds. Oral argument on that motion is scheduled for March 2006.
The Company and its current and former directors and officers intend to contest the foregoing lawsuits vigorously. However, at this time the Company is not able to predict with certainty the final outcome of each of the foregoing lawsuits or its potential exposure with respect to each such lawsuit. In the event of an unfavorable resolution of any of these matters, the Company’s earnings and cash flows in one or more periods could be materially affected to the extent any such loss is not covered by insurance or applicable reserves.
Product Warranty
The Company accrues for warranty obligations for products sold based on management estimates, with support from the Company’s sales, engineering, quality and legal functions, of the amount that eventually will be required to settle such obligations. This accrual is based on several factors, including contractual arrangements, past experience, current claims, production changes, industry developments and various other considerations. The following table provides a reconciliation of changes in the product warranty claims liability for the selected periods:

	December 31

	2005	2004

	(Dollars in Millions)
Beginning balance	$41	$22
Accruals for products shipped	40	33
Changes in estimates	20	14
Settlements	(31)	(28)

Ending balance	$70	$41

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 17. Commitments and Contingencies — (Continued)
Product Recall
The Company accrues for product recall claims related to potential financial participation in customers’ actions to provide remedies related primarily to safety concerns as a result of actual or threatened regulatory or court actions or the Company’s determination of the potential for such actions. The Company accrues for recall claims for products sold based on management estimates, with support from the Company’s engineering, quality and legal functions. Amounts accrued are based upon management’s best estimate of the amount that will ultimately be required to settle such claims. The following table provides a reconciliation of changes in the product recall liability for the selected periods:

	December 31

	2005	2004

	(Dollars in Millions)
Beginning balance	$53	$99
Accruals for products shipped	21	21
Changes in estimates	5	(60)
Settlements	(1)	(7)

Ending balance	$78	$53

Environmental Matters
Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, and Superfund or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in other current liabilities and other long-term liabilities in the consolidated balance sheets.
The Company is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company is also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties it presently owns or operates and at third-party disposal or treatment facilities to which these sites send or arranged to send hazardous waste.
At the time of spin-off, the Company and Ford agreed on a division of liability for, and responsibility for management and remediation of, environmental claims existing at that time, and, further, that the Company would assume all liabilities for existing and future claims relating to sites that were transferred to it and its operation of those sites, including off-site disposal, except as otherwise specifically retained by Ford in the master transfer agreement. In connection with the ACH Transactions, Ford agreed to re-assume these liabilities to the extent they arise from the ownership or operation prior to the spin-off of the locations transferred to ACH (excluding any increase in costs attributable to the exacerbation of such liability by the Company or its affiliates).

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 17. Commitments and Contingencies — (Continued)
The Company is aware of contamination at some of its properties and relating to various third-party superfund sites at which the Company or its predecessor has been named as a potentially responsible party. It is in various stages of investigation and cleanup at these sites. At December 31, 2005, the Company had recorded a reserve of approximately $9 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot assure you that its eventual environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.
Other Contingent Matters
Various other legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the Company, including those arising out of alleged defects in the Company’s products; governmental regulations relating to safety; employment-related matters; customer, supplier and other contractual relationships; intellectual property rights; product warranties; product recalls; and environmental matters. Some of the foregoing matters may involve compensatory, punitive or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief which, if granted, would require very large expenditures.
Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at December 31, 2005 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.
The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate.

NOTE 18.	Segment Information
Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information,” requires the Company to disclose certain financial and descriptive information about its reportable segments. Reportable segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision-maker, or a decision-making group, in deciding the allocation of resources and in assessing performance.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 18. Segment Information — (Continued)
In late 2005 the Company announced a new operating structure to manage the business post the ACH Transactions, on a go-forward basis. This operating structure is comprised of the following global product groups; Climate, Electronics, Interiors and Other. These global product groups have financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio. Regional customer groups are responsible for the marketing, sales and service of the Company’s product portfolio to its customer base. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment.
The Company is currently in the process of realigning systems and reporting structures to facilitate financial reporting under the revised organizational structure. Such realignment was not complete at December 31, 2005 and accordingly the Company did not meet the criteria to change its reportable segments under Statement of Financial Accounting Standards No. 131 (“SFAS 131”) “Disclosures about Segments of an Enterprise and Related Information.” The Company expects to revise its reportable segments in the first quarter of 2006. However, pursuant to the ACH Transactions, the Company established and commenced operations of Visteon Services, a centralized administrative function to monitor and facilitate transactions with ACH for the costs of leased employees and other services provided to ACH by the Company. As the activities of Visteon Services do not share similar economic characteristics with the Company’s other business operations, the Company has provided separate disclosure of these operations as of December 31, 2005.
The Company’s reportable segments as of December 31, 2005 are as follows:
Automotive Operations — The Company’s Automotive Operations supply automotive systems, modules and components on a global basis for product offerings related to climate control, interior, exterior, powertrain, chassis and electronics. For a more detailed description of the Company’s products, see “Products” below. The Automotive Operations segment accounted for approximately 97% of the Company’s 2005, 2004 and 2003 total net sales.
Glass Operations — The Company’s Glass Operations supply automotive glass products to Ford and various aftermarket customers, and float glass for commercial architectural and automotive applications. The Glass Operations segment accounted for approximately 2%, 3% and 3% of the Company’s 2005, 2004 and 2003 total net sales, respectively.
Services Operations — The Company’s Services Operations supply leased personnel and transition services as required by certain agreements entered into by the Company with ACH as a part of the ACH Transactions. Pursuant to the Master Services Agreement and the Salaried Employee Lease Agreement the Company agreed to provide ACH with certain information technology and other services to enable ACH to conduct its business. Services to ACH are provided at a rate approximately equal to the Company’s cost until such time the services are no longer required by ACH or the expiration of the related agreement. The Services Operations segment accounted for approximately 1% of the Company’s total net sales in 2005.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 18. Segment Information — (Continued)
The accounting policies for the reportable segments are the same as those described in the Note 2 to the Company’s consolidated financial statements. Key financial measures of income (loss) before income taxes and minority interests and total assets reviewed by the Company’s chief operating decision maker are as follows:

				Income (Loss) Before Income
	Net Sales			Taxes and Minority Interests

	Year Ended December 31			Year Ended December 31

	2005	2004	2003	2005	2004	2003

	(Dollars in Millions)
Automotive Operations	$16,417	$18,137	$17,097	$(143)	$(523)	$(1,187)
Glass Operations	395	520	563	(31)	(16)	(7)
Service Operations	164	—	—	1	—	—

	$16,976	$18,657	$17,660	$(173)	$(539)	$(1,194)

The Company recorded sales of $10,559 million, $13,015 million and $13,475 million to Ford Motor Company during the years ended December 31, 2005, 2004 and 2003, respectively.

				Capital Expenditures,			Depreciation and
	Total Assets			Including Capital Leases			Amortization

	December 31			Year Ended December 31			Year Ended December 31

	2005	2004	2003	2005	2004	2003	2005	2004	2003

	(Dollars in Millions)
Automotive Operations	$6,714	$10,021	$10,725	$611	$833	$863	$593	$681	$670
Glass Operations	19	271	299	2	12	9	2	4	7
Service Operations	3	—	—	—	—	—	—	—	—

	$6,736	$10,292	$11,024	$613	$845	$872	$595	$685	$677

Included in income (loss) before income taxes and minority interests for Automotive Operations are restructuring and asset impairment charges of $1,557 million, $392 million and $736 million for 2005, 2004 and 2003, respectively. Similarly, restructuring charges for Glass Operations were $4 million in 2004.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 18. Segment Information — (Continued)
Financial information segregated by geographic region is as follows:

				Net Property
	Net Sales			and Equipment

	Year Ended December 31			December 31

	2005	2004	2003	2005	2004

	(Dollars in Millions)
Geographic region:
United States	$9,821	$11,868	$11,852	$1,008	$2,835
Mexico	259	447	512	141	189
Canada	139	199	189	39	39

Total North America	10,219	12,514	12,553	1,188	3,063
Germany	734	636	562	167	329
France	960	892	570	214	236
United Kingdom	579	638	608	100	320
Portugal	593	582	505	127	159
Spain	602	485	410	106	117
Czech Republic	421	362	271	175	193
Hungary	207	190	188	97	103
Other Europe	117	130	95	43	78

Total Europe	4,213	3,915	3,209	1,029	1,535
Korea	1,388	1,178	994	407	350
China	75	48	66	62	26
India	203	179	114	77	85
Japan	208	230	208	52	62
Other Asia	155	109	72	38	38

Total Asia	2,029	1,744	1,454	636	561
South America	491	451	413	116	140
All Other	24	33	31	4	4

	$16,976	$18,657	$17,660	$2,973	$5,303

The Company’s sales by group of similar products are as follows:

Products	2005	2004	2003

	(Dollars in Millions)
Automotive Operations:
Chassis Products & Systems	$3,298	$4,477	$4,390
Interior Products & Systems	3,891	3,974	3,653
Climate Control Products & Systems	4,291	4,317	3,848
Powertrain Products & Systems	2,799	3,328	3,144
Electronic Products & Systems	1,984	1,961	2,091
Exterior Products & Systems	768	881	801
Eliminations and other	(614)	(801)	(830)

Total Automotive Operations	16,417	18,137	17,097
Glass Operations	395	520	563
Service Operations	164	—	—

	$16,976	$18,657	$17,660

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Summary Quarterly Financial Data (Unaudited)
The following tables present summary quarterly financial data.

	2005				2004

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(Dollars in Millions, Except Per Share Amounts)
Net sales	$4,987	$5,003	$4,121	$2,865	$4,972	$4,870	$4,136	$4,679
Gross margin	147	243	100	64	331	293	106	158
Operating income (loss)	(110)	(1,207)	(150)	1,401	52	50	(455)	(135)
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(133)	(1,230)	(180)	1,370	44	38	(469)	(152)
Net income (loss)	(163)	(1,238)	(207)	1,338	21	20	(1,439)	(138)
Income (loss) per share
Basic	$(1.30)	$(9.85)	$(1.64)	$10.58	$0.17	$0.16	$(11.48)	$(1.10)
Diluted	$(1.30)	$(9.85)	$(1.64)	$10.25	$0.16	$0.16	$(11.48)	$(1.10)
As discussed further in Notes 3 and 4 to the Company’s consolidated financial statements, the Company recorded pre-tax charges of $7 million, $1,176 million, $11 million and $363 million in the first quarter, second quarter, third quarter and fourth quarter of 2005, respectively, related to asset impairment charges and restructuring actions. The company recorded $1,832 million related to the gain on ACH Transactions during the fourth quarter of 2005.
As discussed further in Notes 3 and 4 to the Company’s consolidated financial statements, the Company recorded pre-tax charges of $14 million, $5 million, $336 million and $41 million in the first quarter, second quarter, third quarter and fourth quarter of 2004, respectively, related to asset impairment charges, restructuring and other actions.

NOTE 20.	Subsequent Events
Effective January 1, 2006 Ford acquired two plants from ACH, which are located in Rawsonville, Michigan and Sterling Heights, Michigan. In connection with this transaction and the Salaried Employee Lease Agreement certain salaried employees of the Company were transferred to Ford along with related postretirement employee health care and life insurance benefits. The Company expects to record approximately $20 million related to the relief of the OPEB obligation to Ford in the first quarter of 2006 and approximately $40 million of a curtailment gain related to the relief of the Visteon OPEB plan benefit obligation in the second quarter of 2006.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 20. Subsequent Events — (Continued)
On January 11, 2006, the Company announced a three-year improvement plan that involves certain underperforming and non-strategic plants and businesses and is designed to improve operating performance and achieve cost reductions. This plan is expected to affect up to 23 facilities with costs expected to include severance and employee benefit costs, contract termination costs, production transfer costs and asset impairment costs associated with affected asset groupings. During the fourth quarter of 2005 the Company recorded $28 million of severance and other restructuring costs related to this improvement plan. Additionally, during the fourth quarter of 2005 the Company recorded a non-cash impairment charge of $335 million to adjust certain lived long-lived assets to their estimated fair values. A significant amount of this impairment charge relates to product lines manufactured at facilities that are subject to the Company’s three-year improvement plan.
The Company currently estimates that the cumulative costs associated with this three-year improvement plan will be approximately $650 million, offset by approximately $350 million of escrow account reimbursement. However, the timing and amount of these costs are likely to change as the details of the plan are finalized over the plan period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Visteon maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Company files with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.
Visteon carried out an evaluation, under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective because of the existence of a material weakness in the Company’s internal control over financial reporting as described below. Notwithstanding the material weakness described below, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s CEO and CFO, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria established in the framework entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
Management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 because of the existence of a material weakness in the Company’s internal control over financial reporting as described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

ITEM 9A. CONTROLS AND PROCEDURES — (Continued)
The Company did not maintain effective controls over the complete and accurate recording of freight, raw material and other supplier costs and related period-end accruals and payables originating in its North American purchasing function. Specifically, controls to ensure that accruals and payables for freight, raw materials and other supplier costs were appropriately supported and reviewed did not operate effectively to ensure that costs were recorded in the correct period and that period-end accruals and payables were complete and accurate, and did not prevent or detect the improper conduct by two former, non-executive employees. Further, the Company did not have effective controls designed and in place over information received from its third-party freight administrator, and the monitoring of supplier negotiations and ongoing contract compliance, to identify and record costs in the correct period and ensure that related period-end accruals and payables were complete and accurate. This control deficiency, and the related misconduct, resulted in accounting errors which required restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, the 2004 interim consolidated financial statements and adjustments to the consolidated financial statements for the first quarter 2005. Additionally, this control deficiency could result in a misstatement of freight, raw material and other supplier costs and related period-end accruals and payables that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting
During the third and fourth quarters of 2005, the Company implemented additional controls to identify liabilities related to activities with its North American suppliers, and to ensure that costs are recorded in the correct period and that related period-end accruals and payables are complete and accurate. These controls included the implementation of policies and procedures to identify, assess and account for supplier activities and contracts and to estimate and record costs as incurred. Further, additional procedures have been implemented to ensure that period-end accruals and payables are complete and accurate. The Company continues to monitor and evaluate the operating effectiveness of these controls.
Changes in Internal Control over Financial Reporting
Other than remediation efforts to address the material weakness in the Company’s internal control over financial reporting and other changes as described below, there were no changes in the quarter ended December 31, 2005 that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.
Accounting for Employee Postretirement Health Care Benefits
The Company implemented additional controls to ensure that all necessary actions required to effect changes in the accounting for employee postretirement health care benefits have been completed prior to recognizing such changes in the financial records. These controls include formal employee communication procedures and specific identification, assignment and required inter-departmental coordination of employees responsible for the planning and implementation of employee benefit changes and the related accounting and recording of such changes. During 2005, the Company amended its employee postretirement health care plans for certain of its U.S. salaried employees; the controls described above were applied to this amendment. During the fourth quarter of 2005, the Company completed its testing and concluded that these newly implemented controls were effective and therefore this material weakness as of December 31, 2004 disclosed in the Company’s 2004 Annual Report on Form 10-K/A has been remediated.

ITEM 9A. CONTROLS AND PROCEDURES — (Continued)
Accounting for Costs Incurred for Tools Used in Production
The Company implemented additional controls over the accounting for costs incurred for tools used in production including the evaluation and adjustment of existing policies and procedures, training of employees responsible for the accounting for these transactions, and the identification of specific determinants, and required documentation, of rights and obligations and related valuation and recording of tooling costs incurred. Additionally, the Company has implemented additional monitoring controls to include a complete and timely review of recorded tooling amounts, including review of aged unbilled items. During the fourth quarter of 2005, the Company completed its testing and concluded that these newly implemented controls were effective and therefore this material weakness as of December 31, 2004 disclosed in the Company’s 2004 Annual Report on Form 10-K/A has been remediated.
Services Provided to ACH
During the fourth quarter of 2005, the Company implemented controls to give effect to the creation of the Company’s Services Operations and to perform accounting, financial reporting and other services under the terms of various agreements between the Company and ACH utilizing the Company’s existing business systems. These controls consist of employee training and education, development and implementation of policies and procedures, modification of the Company’s existing business transaction and reporting systems, as well as other monitoring procedures to ensure that the respective financial records accurately reflect the underlying transactions of the Company and ACH.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Except as set forth herein, the information required by Item 10 regarding its directors is incorporated by reference from the information under the captions “Item 1. Election of Directors,” “Corporate Governance — Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in its 2006 Proxy Statement. The information required by Item 10 regarding its executive officers appears as Item 4A under Part I of this Annual Report on Form 10-K.
The Company has adopted a code of ethics, as such phrase is defined in Item 406 of Regulation S-K, that applies to all directors, officers and employees of the Company and its subsidiaries, including the Chairman and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and the Vice President and Chief Accounting Officer. The code, entitled “Ethics and Integrity Policy,” is available on the Company’s website at www.visteon.com.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information under the captions “Item 1. Election of Directors,” “Organization and Compensation Committee Report on Executive Compensation,” “Executive Compensation” and “Stock Performance Graph” in its 2006 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from the information under the caption “Stock Ownership” in its 2006 Proxy Statement.
The following table summarizes information as of December 31, 2005 relating to its equity compensation plans pursuant to which grants of stock options, stock appreciation rights, stock rights, restricted stock, restricted stock units and other rights to acquire shares of its common stock may be made from time to time.
Equity Compensation Plan Information

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding	Plans (excluding
	Warrants and Rights	Options, Warrants	securities reflected in
Plan Category	(a)(1)	and Rights (b)	column(a)) (c)(2)

Equity compensation plans approved by security holders	15,014,139	$10.68	1,702,334
Equity compensation plans not approved by security holders	—	—	—

Total	15,014,139		1,702,334

(1)	Excludes 2,216,711 unvested shares of restricted common stock issued pursuant to the Visteon Corporation 2004 Incentive Plan. Also excludes stock appreciation rights and restricted stock units issued pursuant to the Visteon Corporation 2004 Incentive Plan and Employees Equity Incentive Plan that by their terms may only be settled in cash.

(2)	Excludes an indefinite number of securities that may be awarded under the Visteon Corporation Restricted Stock Plan for Non-Employee Directors. Such Plan provides for an annual, automatic grant of 3,000 restricted shares or stock units to each non-employee director of the Company. There is no maximum number of securities that may be issued under this Plan, however, the Plan will terminate on May 9, 2011 unless earlier terminated by the Board of Directors. This Plan was approved by stockholders on May 9, 2001.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information under the captions “Audit Fees” and “Audit Committee Pre-Approval Process and Policies” in its 2006 Proxy Statement.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)     The following documents are filed as part of this report:
1.     Financial Statements
See “Index to Consolidated Financial Statements” in Part II, Item 8 hereof.
2.     Financial Statement Schedules
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.
Schedule I — Condensed Financial Information of the Company
Schedule II — Valuation and Qualifying Accounts
All other financial statement schedules are omitted because they are not required or applicable under instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.
3.     Exhibits
The exhibits listed on the “Exhibit Index” on pages 129 — 134 are filed with this Annual Report on Form 10-K or incorporated by reference as set forth therein.
(b) The exhibits listed on the “Exhibit Index” on pages 129 — 134 are filed with this Annual Report on Form 10-K or incorporated by reference as set forth therein.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules
To the Board of Directors and Shareholders
Visteon Corporation
Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 16, 2006 appearing in this Annual Report on Form 10-K of Visteon Corporation also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
March 16, 2006

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31

	2005	2004	2003

	(Dollars in Millions)
Net sales	$7,636	$10,653	$10,358
Cost of sales	9,832	12,191	12,438
Other expenses	782	768	781
Gain on ACH Transactions	1,922	—	—
Equity in net income of consolidated subsidiaries and non- consolidated affiliates	758	1,556	1,558

Loss before income taxes	(298)	(750)	(1,303)
Provision (benefit) for income taxes	(28)	786	(74)

Net loss	$(270)	$(1,536)	$(1,229)

See accompanying notes to condensed financial information of the parent company.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
CONDENSED BALANCE SHEETS

	December 31

	2005	2004

	(Dollars in Millions)
ASSETS
Cash and cash equivalents	$314	$212
Accounts receivable, net	108	674
Due from consolidated subsidiaries	1,282	1,434
Inventories, net	34	359
Equity in net assets of consolidated subsidiaries and non-consolidated affiliates	6,163	8,353
Property and equipment, net	273	1,829
Other assets	29	43

Total assets	$8,203	$12,904

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/ EQUITY
Accounts payable and other	$850	$2,295
Debt	1,510	1,496
Due to consolidated subsidiaries	5,351	6,269
Employee benefits including pension and postretirement benefits	540	2,524
Shareholders’ (deficit)/equity
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 129 million and 130 million shares outstanding, respectively)	131	131
Stock warrants	127	—
Additional paid in capital	3,396	3,380
Accumulated other comprehensive loss and other	(262)	(21)
Accumulated deficit	(3,440)	(3,170)

Total shareholders’ (deficit)/equity	(48)	320

Total liabilities and shareholders’ (deficit)/equity	$8,203	$12,904

See accompanying notes to condensed financial information of the parent company.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2005	2004	2003

	(Dollars in Millions)
Net cash (used by) provided from operating activities	$(139)	$140	$(114)

Cash provided from (used by) investing activities
Capital expenditures	(86)	(280)	(352)
Net cash proceeds from ACH transactions	296	—	—
Purchase of securities	—	—	(48)
Sales and maturities of securities, net	—	11	118
Other, including proceeds from asset disposals	12	16	7

Net cash provided from (used by) investing activities	222	(253)	(275)

Cash provided from (used by) financing activities
Commercial paper repayments, net	—	(81)	(85)
Other short-term debt, net	278	(32)	55
Proceeds from issuance of other debt, net of issuance costs	—	444	—
Maturity / repurchase of unsecured debt securities	(250)	(269)	—
Principal payments on other debt	(8)	(2)	—
Treasury stock activity	(2)	(11)	(5)
Cash dividends	—	(30)	(30)
Other, including book overdrafts	1	(5)	79

Net cash provided from financing activities	19	14	14

Net increase (decrease) in cash and cash equivalents	102	(99)	(375)
Cash and equivalents at beginning of year	212	311	686

Cash and equivalents at end of year	$314	$212	$311

Supplemental cash flow information:
Cash dividends received from consolidated subsidiaries	$97	$4	$4
Cash dividends received from non-consolidated affiliates	$2	$5	$5
See accompanying notes to condensed financial information of the parent company.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
NOTES TO CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
Note 1.     Basis of Presentation
The accompanying condensed financial statements include the accounts of Visteon Corporation (the “Parent Company”) and, on an equity basis its subsidiaries and affiliates. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto of Visteon Corporation and Subsidiaries (the “Company”).
Sale of North American Facilities
On May 24, 2005, the Company and Ford Motor Company (“Ford”) entered into a non-binding Memorandum of Understanding (“MOU”), setting forth a framework for the transfer of 23 North American facilities and related assets and liabilities (the “Business”) to a Ford-controlled entity. In September 2005, the Company and Ford entered into several definitive agreements and the Company completed the transfer of the Business to Automotive Components Holdings, LLC (“ACH”), an indirect, wholly-owned subsidiary of the Company.
Following the signing of the MOU and at June 30, 2005, the Company classified the manufacturing facilities and associated assets, including inventory, machinery, equipment and tooling, to be sold as “held for sale.” The liabilities to be assumed or forgiven by Ford pursuant to the ACH Transactions, including employee liabilities and postemployment benefits payable to Ford, were classified as “Liabilities associated with assets held for sale” in the Company’s consolidated balance sheet following the signing of the MOU. Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets that are considered “held for sale” to be measured at the lower of their carrying value or fair value less cost to sell and future depreciation of such assets is ceased. During the second quarter of 2005, the Company’s Automotive Operations recorded an impairment charge of $920 million to write-down those assets considered “held for sale” to their aggregate estimated fair value less cost to sell.
On October 1, 2005, Ford acquired from the Company all of the issued and outstanding shares of common stock of the parent of ACH in exchange for Ford’s payment to the Company of approximately $300 million, as well as the forgiveness of certain other postretirement employee benefit (“OPEB”) liabilities and other obligations relating to hourly employees associated with the Business, and the assumption of certain other liabilities with respect to the Business (together, the “ACH Transactions”).

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
NOTES TO CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
Note 2. Debt
Short and long-term debt consisted of the following:

		Weighted
		Average
	Maturity	Interest Rate		Book Value

		2005	2004	2005	2004

				(Dollars in Millions)
Short-term debt
Five-year revolving credit facility		8.5%	—	$347	$—
7.95% notes due August 1, 2005		8.0%	7.9%	—	253
Other — short-term		—	2.8%	—	69
Current portion of long-term debt		7.6%	4.2%	7	4

Total short-term debt				354	326

Long-term debt
8.25% notes due August 1, 2010	2010	8.1%	6.5%	701	707
7.00% notes due March 10, 2014	2014	6.5%	5.9%	442	446
Other	2007-2025	7.6%	2.6%	13	17

Total long-term debt				1,156	1,170

Total debt				$1,510	$1,496

Aggregate annual maturities of debt, including capital lease obligations at December 31, 2005, were as follows (in millions): 2006 — $354; 2007 — $8; 2008 — $5; 2009 — $4; 2010 — $695; thereafter — $444.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions			Balance
	Beginning	Charged to			at End
	of Year	Income	Deductions(a)	Other(b)	of Year

	(Dollars in Millions)
Year Ended December 31, 2005:
Allowance for doubtful accounts	$44	$45	$(12)	$—	$77
Valuation allowance for deferred taxes	1,949	149	—	(137)	1,961
Year Ended December 31, 2004:
Allowance for doubtful accounts	$35	$22	$(13)	$—	$44
Valuation allowance for deferred taxes	508	1,282	—	159	1,949
Year Ended December 31, 2003:
Allowance for doubtful accounts	$24	$24	$(13)	$—	$35
Valuation allowance for deferred taxes	21	457	—	30	508

(a)	Deductions represent uncollectible accounts charged off, net of recoveries.

(b)	Other represents adjustments recorded through other comprehensive income. Other also includes adjustments to the Company’s U.S. residual tax liability on assumed repatriation of foreign earnings and tax return true-up adjustments, both of which impact deferred taxes and the related valuation allowances.

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (’Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.
4.1	Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.2	Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.3	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
4.4	Form of Warrant Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
4.5	Form of Stockholder Agreement, dated as of October 1, 2005, between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Reserved.
10.3	Reserved.
10.4	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.5	Reserved.
10.6	Reserved.
10.7	Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.7.1	Amendment Number Two, effective as of October 1, 2005, to Amended and Restated Employee Transition Agreement, dated as of April 1, 2000 and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.8	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.9	Visteon Corporation 2004 Incentive Plan, as amended and restated, is incorporated herein by reference to Appendix B to the Proxy Statement of Visteon dated March 30, 2004.*

Exhibit
Number	Exhibit Name

10.9.1	Form of Terms and Conditions of Nonqualified Stock Options is incorporated herein by reference to Exhibit 10.9.1 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.9.2	Form of Terms and Conditions of Restricted Stock Grants is incorporated herein by reference to Exhibit 10.9.2 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.9.3	Form of Terms and Conditions of Restricted Stock Units is incorporated herein by reference to Exhibit 10.9.3 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.9.4	Form of Terms and Conditions of Stock Appreciation Rights is incorporated herein by reference to Exhibit 10.9.4 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.10	Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10.10.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.10 hereto entered into by Visteon with Messrs. Johnston, Stebbins, Palmer, Pfannschmidt, Donofrio and Quigley.*
10.11	Issuing and Paying Agency Agreement dated as of June 5, 2000 between Visteon and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.12	Corporate Commercial Paper — Master Note dated June 1, 2000 is incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.13	Letter Loan Agreement dated as of June 12, 2000 from The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.14	Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.14.1	Amendments to the Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, effective as of December 14, 2005.*
10.15	Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.15.1	Amendments to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of January 1, 2005.*
10.16	Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.16.1	Amendments to the Visteon Corporation Deferred Compensation Plan, effective as of December 23, 2005.*
10.17	Employment Agreement dated as of December 7, 2004 between Visteon and William G. Quigley III.*
10.18	Visteon Corporation Pension Parity Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*

Exhibit
Number	Exhibit Name

10.18.1	Amendments to the Visteon Corporation Pension Parity Plan, effective as of January 1, 2005.*
10.19	Visteon Corporation Supplemental Executive Retirement Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.19.1	Amendments to the Visteon Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005.*
10.20	Executive Employment Agreement dated as of September 15, 2000 between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2001.*
10.21	Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.22	Visteon Corporation Executive Separation Allowance Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.22.1	Amendments to the Visteon Corporation Executive Separation Allowance Plan, effective as of January 1, 2005.*
10.23	Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain executive officers under the plans constituting Exhibits 10.14, 10.16, 10.16.1, 10.17, 10.18, 10.19 and 10.22 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.24	Second Amended and Restated Credit Agreement, dated as of January 9, 2006, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citicorp USA, Inc., as syndication agent, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated January 13, 2006.
10.25	Credit Agreement, dated as of June 24, 2005, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citicorp USA, Inc., as syndication agent, and Credit Suisse, Cayman Islands Branch, Deutsche Bank Securities Inc. and Sumitomo Mitsui Banking Corporation, as documentation agents, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated June 30, 2005.
10.26	Amended and Restated Five-Year Term Loan Credit Agreement, dated as of June 24, 2005, among Visteon, Oasis Holdings Statutory Trust, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citicorp USA, Inc., as syndication agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated June 30, 2005.
10.26.1	First Amendment, dated as of January 9, 2006, to the Amended and Restated Five-Year Term Loan Credit Agreement, dated as of June 24, 2005, among Visteon, Oasis Holdings Statutory Trust, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citicorp USA, Inc., as syndication agent, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated January 13, 2006.

Exhibit
Number	Exhibit Name

10.27	Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*
10.28	Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.29	Letter Agreement, effective as of May 23, 2005, between Visteon and Mr. Donald J. Stebbins is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 23, 2005.*
10.30	Visteon Corporation Non-Employee Director Stock Unit Plan is incorporated herein by reference to Appendix C to the Proxy Statement of Visteon dated March 30, 2004.*
10.30.1	Amendments to the Visteon Corporation Non-Employee Director Stock Unit Plan, effective as of December 14, 2005 and February 9, 2006.*
10.31	Employment Agreement dated as of June 2, 2004 between Visteon and James F. Palmer is incorporated herein by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2004.*
10.32	Visteon Executive Severance Plan is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.33	Form of Executive Retiree Health Care Agreement is incorporated herein by reference to Exhibit 10.28 to the Current Report on Form 8-K of Visteon dated December 9, 2004.*
10.33.1	Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.33 hereto entered into by Visteon with Messrs. Johnston, Stebbins and Palmer.*
10.34	Funding Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated March 10, 2005.
10.34.1	Amendment, effective as of May 24, 2005, to the Funding Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 25, 2005.
10.35	Master Equipment Bailment Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated March 10, 2005.
10.35.1	Amendment, effective as of May 1, 2005, to the Master Equipment Bailment Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated May 25, 2005.
10.36	Resignation Agreement, dated as of March 10, 2005, between Visteon and Stacy L. Fox is incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2004.*
10.37	Consulting Agreement, dated as of March 10, 2005, between Visteon and Stacy L. Fox is incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2004.*
10.38	Contribution Agreement, dated as of September 12, 2005, between Visteon and VHF Holdings, Inc. is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.

Exhibit
Number	Exhibit Name

10.39	Visteon “A” Transaction Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.40	Visteon “B” Purchase Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.41	Escrow Agreement, dated as of October 1, 2005, among Visteon, Ford and Deutsche Bank Trust Company Americas, as escrow agent, is incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.42	Reimbursement Agreement, dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.43	Master Services Agreement, dated as of September 30, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.44	Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.45	Visteon Hourly Employee Conversion Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.46	Visteon Salaried Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.47	Visteon Salaried Employee Lease Agreement (Rawsonville/ Sterling), dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.48	Visteon Salaried Employee Transition Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.49	Purchase and Supply Agreement, dated as of September 30, 2005, between Visteon (as seller) and Automotive Components Holdings, LLC (as buyer) is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated October 6, 2005. †
10.50	Purchase and Supply Agreement, dated as of September 30, 2005, between Automotive Components Holdings, LLC (as seller) and Visteon (as buyer) is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated October 6, 2005. †
10.51	Purchase and Supply Agreement, dated as of October 1, 2005, between Visteon (as seller) and Ford (as buyer) is incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Visteon dated October 6, 2005. †
10.52	Intellectual Property Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Visteon dated October 6, 2005.

Exhibit
Number	Exhibit Name

10.53	Software License and Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc. and Automotive Components Holdings, Inc. is incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.54	Intellectual Property License Agreement, dated as of October 1, 2005, among Visteon, Visteon Global Technologies, Inc. and Ford is incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.55	Form of Secured Promissory Note of Visteon, as issued on September 19, 2005, is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.56	Master Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
12.1	Statement re: Computation of Ratios.
14.1	Visteon Corporation — Ethics and Integrity Policy, as amended effective September 23, 2005 (code of business conduct and ethics) is incorporated herein by reference to Exhibit 14.1 to the Current Report on Form 8-K of Visteon dated September 28, 2005.
21.1	Subsidiaries of Visteon.
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated March 16, 2006.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated March 16, 2006.
32.1	Section 1350 Certification of Chief Executive Officer dated March 16, 2006.
32.2	Section 1350 Certification of Chief Financial Officer dated March 16, 2006.

†	Portions of these exhibits have been redacted pursuant to confidential treatment requests filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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

Michael F. Johnston
Date: March 16, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 16, 2006, by the following persons on behalf of Visteon Corporation and in the capacities indicated.

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

*By: /s/ John Donofrio John Donofrio Attorney-in-Fact