Form 10-Q
period 2006-03-31
VISTEON CORP
filed 2006-05-10
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006, or
☐
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
Yes  ✓    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ✓              Accelerated Filer                   Non-Accelerated Filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes         No  ✓
As of April 30, 2006, the Registrant had outstanding 127,982,626 shares of common stock, par value $1.00 per share.
Exhibit index located on page number 45.

VISTEON CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Visteon Corporation
We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its subsidiaries as of March 31, 2006, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, shareholders’ (deficit)/ equity and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; in our report dated March 16, 2006, we expressed (i) an unqualified opinion on those financial statements, (ii) an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and (iii) an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
May 9, 2006

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Months Ended
	March 31

	2006	2005

	(Dollars in Millions,
	Except Per Share Data)
Net sales
Product	$2,816	$4,987
Services	145	—

	2,961	4,987
Cost of sales
Product	2,573	4,840
Services	144	—

	2,717	4,840

Gross margin	244	147
Selling, general and administrative expenses	168	250
Restructuring expenses	9	7
Reimbursement from Escrow Account	9	—

Operating income (loss)	76	(110)
Interest expense	47	34
Interest income	8	5
Equity in net income of non-consolidated affiliates	7	6

Income (loss) before income taxes, minority interests in consolidated subsidiaries and cumulative effect of change in accounting	44	(133)
Provision for income taxes	30	22
Minority interests in consolidated subsidiaries	7	8

Net income (loss) before cumulative effect of change in accounting	7	(163)
Cumulative effect of change in accounting, net of tax	(4)	—

Net income (loss)	$3	$(163)

Earnings (loss) per share:
Basic and diluted earnings (loss) per share before cumulative effect of change in accounting	$0.05	$(1.30)
Cumulative effect of change in accounting, net of tax	(0.03)	—

Basic and diluted earnings (loss) per share	$0.02	$(1.30)

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31	December 31
	2006	2005

	(Dollars in Millions)
ASSETS
Cash and equivalents	$881	$865
Accounts receivable, net	1,764	1,738
Inventories, net	544	537
Other current assets	229	205

Total current assets	3,418	3,345
Equity in net assets of non-consolidated affiliates	234	226
Property and equipment, net	2,994	2,973
Other non-current assets	172	192

Total assets	$6,818	$6,736

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$234	$485
Accounts payable	1,764	1,803
Employee benefits, including pensions	245	233
Other current liabilities	394	438

Total current liabilities	2,637	2,959
Long-term debt	1,849	1,509
Postretirement benefits other than pensions	857	878
Employee benefits, including pensions	646	647
Deferred income taxes	191	175
Other non-current liabilities	416	382
Minority interests in consolidated subsidiaries	237	234
Shareholders’ deficit
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 128 million and 129 million shares outstanding, respectively)	131	131
Stock warrants	127	127
Additional paid-in capital	3,397	3,396
Accumulated deficit	(3,437)	(3,440)
Accumulated other comprehensive loss	(202)	(234)
Other	(31)	(28)

Total shareholders’ deficit	(15)	(48)

Total liabilities and shareholders’ deficit	$6,818	$6,736

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Months
	Ended March 31

	2006	2005

	(Dollars in Millions)
Cash provided from (used by) operating activities
Net income (loss)	$3	$(163)
Adjustments to reconcile net income (loss) to net cash (used by) provided from operating activities:
Depreciation and amortization	102	176
Equity in net income of non-consolidated affiliates, net of dividends remitted	7	3
Other non-cash items	(23)	22
Changes in assets and liabilities:
Accounts receivable	2	(23)
Inventories	1	(58)
Accounts payable	(99)	140
Other assets and liabilities	(25)	81

Net cash (used by) provided from operating activities	(32)	178
Cash provided from (used by) investing activities
Capital expenditures	(85)	(127)
Acquisitions and investments in joint ventures, net	—	(9)
Proceeds from asset disposals	7	19

Net cash used by investing activities	(78)	(117)
Cash provided from (used by) financing activities
Other short-term debt, net	(270)	21
Proceeds from issuance of other debt, net of issuance costs	371	12
Principal payments on other debt	(7)	(13)
Other, including book overdrafts	21	(17)

Net cash provided from financing activities	115	3
Effect of exchange rate changes on cash	11	(7)

Net increase in cash and equivalents	16	57
Cash and equivalents at beginning of year	865	752

Cash and equivalents at end of period	$881	$809

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Description of Business and Company Background
Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of automotive systems, modules and components to global vehicle manufacturers and the automotive aftermarket. Headquartered in Van Buren Township, Michigan, with regional headquarters in Kerpen, Germany and Shanghai, China, the Company has a workforce of 47,000 employees and a network of manufacturing operations, technical centers, sales offices and joint ventures in every major region in the world.
ACH Transactions
On May 24, 2005, the Company and Ford Motor Company (“Ford”) entered into a non-binding Memorandum of Understanding, setting forth a framework for the transfer of 23 North American facilities and related assets and liabilities (the “Business”) to a Ford-controlled entity. In September 2005, the Company and Ford entered into several definitive agreements and the Company completed the transfer of the Business to Automotive Components Holdings, LLC (“ACH”), an indirect, wholly-owned subsidiary of the Company.
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
The Company maintains significant commercial relationships with Ford and its affiliates. Accordingly, transactions with Ford constitute a significant amount of the Company’s product sales and services revenues, accounts receivable and certain postretirement benefit obligations as summarized below:

	Three-Months Ended
	March 31

	2006	2005

	(Dollars in Millions)
Product sales	$1,339	$3,254
Services revenues	$145	$—

	March 31	December 31
	2006	2005

	(Dollars in Millions)
Accounts receivable, net	$584	$618
Postretirement employee benefit related obligation	$132	$156

NOTE 2.	Basis of Presentation
Interim Financial Statements: The unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 2. Basis of Presentation — (Continued)
These interim consolidated financial statements include adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows of the Company for the interim periods presented. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of full year results.
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
Reclassifications: Certain prior period amounts have been reclassified to conform to current period presentation.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported herein. Management believes that such estimates, judgments and assumptions are reasonable and appropriate. However, due to the inherent uncertainty involved, actual results may differ from those provided in the Company’s consolidated financial statements.
Recent Accounting Pronouncements: In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets.” This statement amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a transfer of financial assets that meet the requirement for sale accounting. In addition, all of these separately recognized servicing assets or liabilities are required to be initially measured at fair value, with two permitted methods available for subsequent measurement: the amortization method or the fair value measurement. SFAS 156 is effective for the Company on January 1, 2007 and the Company is currently evaluating the impact of the requirements of this statement on its consolidated financial statements.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123(R)”), “Share-Based Payments.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their estimated fair value. SFAS 123(R) was adopted by the Company effective January 1, 2006 using the modified-prospective method. In accordance with the modified-prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under the modified-prospective method, compensation cost includes:

•	Share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”),

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 2. Basis of Presentation — (Continued)

•	Share-based payments granted subsequent to January 1, 2006, based on the fair value estimated in accordance with the provisions of SFAS 123(R).
The cumulative effect, net of tax, of adoption of SFAS 123(R) was $4 million or $0.03 per share as of January 1, 2006. The Company recorded $6 million or $0.05 per share of incremental compensation expense during the three-months ended March 31, 2006, under SFAS 123(R) when compared to the amount that would have been recorded under SFAS 123. Additional disclosures required by SFAS 123(R) regarding the Company’s stock-based compensation plans and related accounting are provided in Note 3 “Stock-Based Compensation.”
Prior to the adoption of SFAS 123(R) and effective January 1, 2003 the Company began expensing the fair value of stock-based awards granted to employees pursuant to SFAS 123. This standard was adopted on the prospective method basis for stock-based awards granted, modified or settled after December 31, 2002. For stock options and restricted stock awards granted prior to January 1, 2003, the Company measured compensation cost using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS 123. If compensation cost for all stock-based awards had been determined based on the estimated fair value of stock options and the fair value at the date of grant for restricted stock awards, in accordance with the provisions of SFAS 123, the Company’s reported net loss and net loss per share would have resulted in the pro forma amounts provided below:

Three-Months Ended
March 31, 2005

(Dollars in Millions,
Except Per Share Amounts)
Net loss, as reported	$(163)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)

Pro forma net loss	$(164)

Net loss per share:
As reported:
Basic and diluted	$(1.30)
Pro forma:
Basic and diluted	$(1.31)
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was adopted by the Company with effect from January 1, 2006 and did not have a material effect on results of operations, financial position or cash flows.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Stock-Based Compensation
Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified-prospective transition method, accordingly prior period amounts have not been restated to reflect and do not include the impact of SFAS 123(R). Prior to the adoption of SFAS 123(R) the Company accounted for stock-based compensation in accordance with SFAS 123. For the three-months ended March 31, 2006 and 2005 the Company recorded compensation expense of $7 million and $2 million, respectively, for various stock-based compensation awards issued pursuant to the plans described below. No related income tax benefits were recorded during the three-months ended March 31, 2006 and 2005.
Stock-Based Compensation Plans
The Visteon Corporation 2004 Incentive Plan (“2004 Incentive Plan”) was approved by shareholders, is administered by the Organization and Compensation Committee of the Board of Directors and provides for the grant of incentive and nonqualified stock options, stock appreciation rights (“SARs”), performance stock rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock and various other rights based on common stock. The maximum number of shares of common stock that may be subject to awards under the 2004 Incentive Plan is 14.8 million shares. During the first quarter of 2006, the Company granted under the 2004 Incentive Plan approximately 4.7 million SARs and 2.1 million RSUs. At March 31, 2006, there were approximately 1.0 million shares of common stock available for grant under the 2004 Incentive Plan.
The Visteon Corporation Employees Equity Incentive Plan (“EEIP”) was approved by shareholders, is administered by the Organization and Compensation Committee of the Board of Directors and provides for the grant of nonqualified stock options, SARs, performance stock rights and stock, and various other rights based on common stock. The maximum number of shares of common stock that may be subject to awards under the EEIP is 6.5 million shares. At March 31, 2006, there were approximately 1.0 million shares of common stock available for grant under the EEIP.
The Visteon Corporation Restricted Stock Plan for Non-Employee Directors provides for the automatic annual grant of RSAs to non-employee directors, unless deferred by such director. In addition, during 2004 the shareholders approved the Visteon Corporation Non-Employee Director Stock Unit Plan, which provides for the mandatory deferral into RSUs by non-employee directors. RSUs awarded under the Non-Employee Director Stock Unit Plan vest immediately, but are distributed after the participant terminates service as a non-employee director of the Company.
Stock-Based Compensation Awards
Substantially all of the Company’s stock-based compensation awards take the form of stock options, SARs, RSUs and RSAs.

•	Stock options and SARs granted under the aforementioned plans have an exercise price equal to the average of the highest and lowest prices at which the Company’s common stock was traded on the New York Stock Exchange on the date of grant and become exercisable on a ratable basis over a three year vesting period. Stock options and SARs granted under the 2004 Incentive Plan after December 31, 2003 expire five years following the grant date. Stock options granted under the EEIP, and those granted prior to January 1, 2004 under the 2004 Incentive Plan, expire 10 years after the grant date. Stock options are settled in shares of the Company’s common stock upon exercise. Accordingly, such amount is recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” SARs are settled in cash and accordingly result in the recognition of a liability representing the vested portion of the obligation.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Stock-Based Compensation — (Continued)

•	RSAs and RSUs granted under the aforementioned plans vest after a designated period of time (“time-based”), which is generally two to five years, or upon the achievement of certain performance goals (“performance-based”) at the completion of a performance period, which is generally three years. RSAs are settled in shares of the Company’s common stock as a result of the lapse of restrictions on the underlying shares. Accordingly, such amount is recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” RSUs awarded under the 2004 Incentive Plan are settled in cash and, accordingly, result in the recognition of a liability representing the vested portion of the obligation. The current portion of such liability is recorded in the Company’s consolidated balance sheets under the caption “Other current liabilities” and the long-term portion of such liability is recorded under the caption “Other non-current liabilities.”
Fair Value Estimation Methodology and Assumptions
Use of the Black-Scholes option pricing model requires management to make various assumptions including the risk-free interest rate, expected term, expected volatility, and dividend yield. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. The risk-free rate for periods during the contractual life of stock-based compensation rewards is based on the U.S. Treasury yield curve in effect at the time of grant.
Prior to the adoption of SFAS 123(R) the Company used the Black-Scholes option pricing model to determine the fair value of its equity based awards. All other awards were based on the intrinsic value of the underlying stock. Assumptions used to estimate the fair value for awards granted during the three-months ended March 31, 2006 and 2005 are as follows:

	SARs	Stock Options
	2006	2005

Expected term (In Years)	4	4
Risk-free interest rate	4.8%	4.0%
Expected volatility	54.0%	42.0%
Expected dividend yield	0.0%	0.0%

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Stock-Based Compensation — (Continued)
Stock Appreciation Rights and Stock Options
The following is a summary of the range of exercise prices for stock options and SARs that are currently outstanding and that are currently exercisable at March 31, 2006:

				Options and SARs
	Options and SARs Outstanding			Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining Life	Exercise Price	Exercisable	Price

	(In Thousands)	(In Years)		(In Thousands)
$ 5.00 - $ 7.00	15,331	4.5	$5.92	6,376	$6.51
$ 7.01 - $12.00	3,115	3.2	$9.94	890	$9.83
$12.01 - $17.00	4,502	5.3	$13.43	4,502	$13.43
$17.01 - $22.00	2,329	5.1	$17.54	2,328	$17.54

	25,277	4.6		14,096

Since the market value of the Company’s stock was less than the exercise price as of March 31, 2006 the aggregate intrinsic value of stock options and SARs both outstanding and exercisable at March 31, 2006 was $0. Additionally, there were no exercises during the period. The weighted average fair value of SARs granted during the three-months ended March 31, 2006 was $2.12. The weighted average grant date fair value of stock options granted during the three-months ended March 31, 2005 was $2.38.
As of March 31, 2006, there was $5 million and $7 million of total unrecognized compensation cost related to non-vested options and SARs, respectively, granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted average period of 1.75 years for options and 1.79 years for SARs.
A summary of activity for the three-months ended March 31, 2006, including award grants, exercises and forfeitures is provided below for stock options and SARs.

			Weighted Average
	Stock Options	SARs	Exercise Price

	(In Thousands)
Outstanding at December 31, 2005	15,014	6,103	$9.74
Granted	—	4,658	$4.76
Exercised	—	—	—
Forfeited or expired	(265)	(233)	$11.34

Outstanding at March 31, 2006	14,749	10,528	$9.74

Exercisable at March 31, 2006	12,142	1,954	$10.75

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Stock-Based Compensation — (Continued)
Restricted Stock Units and Restricted Stock Awards
The weighted average grant date fair value of RSUs granted during the three-months ended March 31, 2006 and 2005, was $4.76 and $6.25, respectively. The total fair value of RSAs vested during the three-months ended March 31, 2006 and 2005 was $10 million and $1 million, respectively. No related income tax benefits were recorded for the three-months ended March 31, 2006 and 2005. As of March 31, 2006, there was $1 million and $19 million of total unrecognized compensation cost related to non-vested RSAs and RSUs, respectively, granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted average period of 2.73 years for RSAs and 2.03 years for RSUs.
A summary of activity for the three-months ended March 31, 2006, including award grants, exercises and forfeitures is provided below for RSAs and RSUs.

			Weighted Average
	RSAs	RSUs	Grant Date Fair Value

	(In Thousands)
Non-vested at December 31, 2005	2,217	5,599	$7.89
Granted	—	2,098	$4.76
Vested	(2,015)	(35)	$6.83
Forfeited	(15)	(202)	$7.73

Non-vested at March 31, 2006	187	7,460	$8.30

NOTE 4.	Restructuring Activities
The Company has undertaken various restructuring activities to achieve its strategic objectives and improve profitability. Restructuring activities include, but are not limited to, plant closures, employee reductions, production relocation, administrative realignment and consolidation of available capacity and resources. The Company expects to finance restructuring programs through cash reimbursement from an escrow account established pursuant to the ACH Transactions, from cash generated from its ongoing operations, or from cash available under its existing debt agreements, subject to the terms of applicable covenants. The Company does not expect that the execution of these programs will have a significant adverse impact on its liquidity position.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 4. Restructuring Activities — (Continued)
Escrow Agreement
Pursuant to the Escrow Agreement, dated as of October 1, 2005, among the Company, Ford and Deutsche Bank Trust Company Americas, Ford paid $400 million into an escrow account for use by the Company to restructure its businesses. The Escrow Agreement provides that the Company will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs, as defined in the Escrow Agreement, and up to one half of the next $300 million of such costs. Monies in the escrow account are invested, at the direction of the Company, in high quality, short-term investments and related investment earnings are credited to the account as earned. Under the terms of the Escrow Agreement, investment earnings are not available for disbursement until the initial funding is utilized. The following table provides a reconciliation of amounts available in the escrow account.

	Three-Months Ended	Inception through
	March 31, 2006	March 31, 2006

	(Dollars in Millions)
Beginning escrow account available	$380	$400
Add: Investment earnings	4	8
Deduct: Disbursements for restructuring costs	(33)	(57)

Ending escrow account available	$351	$351

As of March 31, 2006 and December 31, 2005, approximately $3 million and $27 million, respectively, of amounts receivable from the escrow account were included in the consolidated balance sheets.
Restructuring Reserves
The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three-months ended March 31, 2006. Substantially all of the Company’s restructuring expenses are related to employee severance and termination benefit costs.

	Climate	Electronics	Other	Total

	(Dollars in Millions)
December 31, 2005	$—	$2	$12	$14
Expenses	2	6	1	9
Utilization	(2)	(3)	(7)	(12)

March 31, 2006	$—	$5	$6	$11

First Quarter 2006 Restructuring Actions
On January 11, 2006, the Company announced a three-year improvement plan that involves certain underperforming and non-strategic plants and businesses and is designed to improve operating performance and achieve cost reductions. Activities associated with this plan are expected to affect up to 23 facilities with costs expected to include employee severance and termination benefit costs, contract termination costs, and production transfer costs.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 4. Restructuring Activities — (Continued)
During the first quarter of 2006 the Company recorded $9 million of severance and other restructuring costs related to this three-year improvement plan. The most significant of these costs relates to the Company’s Electronics segment, which recorded approximately $6 million of severance costs related to activities at certain facilities located in Mexico and Portugal. These severance costs are associated with the termination of approximately 500 hourly and 50 salaried employees. Approximately $5 million related to these activities is recorded in other current liabilities as of March 31, 2006.
The Company had previously recorded restructuring reserves related to the three-year improvement plan of $14 million as of December 31, 2005. Such reserves were related to employee severance and termination benefit costs associated with the termination of approximately 1,200 hourly and salary employees at certain facilities located in the U.S., Europe, Mexico and Puerto Rico. Approximately $6 million related to these activities is recorded in other current liabilities as of March 31, 2006.
The Company estimates that the total cash cost associated with this three-year improvement plan will be approximately $550 million, offset by $400 million of escrow account reimbursement. Generally, charges will be recorded as elements of the plan are finalized and the timing of activities and the amount of related costs are not likely to change. The cumulative costs incurred to date related to the three-year improvement plan are approximately $46 million, including $11 million related to Electronics, $2 million related to Climate and $33 million related to Other.

NOTE 5.	Inventories
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of inventories is provided below:

	March 31	December 31
	2006	2005

	(Dollars in Millions)
Raw materials	$153	$154
Work-in-process	250	242
Finished products	180	178

	583	574
Valuation Reserves	(39)	(37)

	$544	$537

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Property and Equipment
Property and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property and equipment is provided below:

	March 31	December 31
	2006	2005

	(Dollars in Millions)
Land	$111	$113
Buildings and improvements	1,160	1,148
Machinery, equipment and other	3,705	3,492
Construction in progress	211	200

Total property and equipment	5,187	4,953
Accumulated depreciation	(2,356)	(2,140)

	2,831	2,813
Special tools, net of amortization	163	160

	$2,994	$2,973

Depreciation and amortization expenses are summarized as follows:

	Three-Months Ended
	March 31

	2006	2005

	(Dollars in Millions)
Depreciation	$88	$150
Amortization	14	26

	$102	$176

NOTE 7.	Non-Consolidated Affiliates
The following table presents summarized financial data for non-consolidated affiliates accounted for under the equity method for the three-months ended March 31, 2006 and 2005, respectively. The amounts represent 100% of the results of operations of all non-consolidated affiliates accounted for under the equity method.

	Net Sales		Gross Margin		Net Income

	2006	2005	2006	2005	2006	2005

	(Dollars in Millions)
Yanfeng Visteon Automotive Trim Systems Co., Ltd.	$311	$193	$48	$27	$11	$6
All other	132	148	13	21	3	6

	$443	$341	$61	$48	$14	$12

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 7. Non-Consolidated Affiliates — (Continued)
The Company’s share of net assets and net income is reported in the consolidated financial statements as “Equity in net assets of non-consolidated affiliates” on the consolidated balance sheets and “Equity in net income of non-consolidated affiliates” on the consolidated statements of operations. Included in the Company’s accumulated deficit is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $140 million and $130 million at March 31, 2006 and December 31, 2005, respectively.

NOTE 8.	Other Liabilities
Other current liabilities are summarized as follows:

	March 31	December 31
	2006	2005

	(Dollars in Millions)
Salaries, wages and employer taxes	$101	$83
Product warranty and recall	80	74
Postretirement employee benefits other than pensions	42	42
Interest	28	46
Income taxes payable	22	23
Restructuring reserves	11	14
Other	110	156

	$394	$438

Other non-current liabilities are summarized as follows:

	March 31	December 31
	2006	2005

	(Dollars in Millions)
Non-income tax liabilities	$132	$131
Product warranty and recall	80	74
Other	204	177

	$416	$382

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Debt
The Company had $234 million and $1,849 million of outstanding short-term and long-term debt, respectively at March 31, 2006. Short-term and long-term debt, including the fair market value of related interest rate swaps, were as follows:

	March 31	December 31
	2006	2005

	(Dollars in Millions)
Short-term debt
Five-year revolving credit facility	$100	$347
Other — short-term	88	107
Current portion of long-term debt	46	31

	234	485

Long-term debt
Five-year term loan due June 25, 2007	241	241
18-Month term loan due June 20, 2007	350	—
8.25% notes due August 1, 2010	699	701
7.00% notes due March 10, 2014	435	442
Other	124	125

	1,849	1,509

	$2,083	$1,994

On January 9, 2006, the Company closed on a new 18-month secured term loan (the “18-Month Term Loan”) in the amount of $350 million, which expires in June 2007, to replace the Company’s $300 million secured short-term revolving credit agreement that expired on December 15, 2005. The 18-Month Term Loan was made a part of the Company’s existing five-year revolving credit agreement, resulting in $1,122 million available to the Company under this agreement. Also at this time, the terms and conditions of the five-year revolving credit agreement and the five-year term loan credit agreement (the “Credit Agreements”) were modified to align various covenants with the Company’s restructuring initiatives and to make changes to the consolidated leverage ratios. Borrowings under the Credit Agreements bear interest based on a variable rate interest option selected at the time of borrowing. The Credit Agreements contain certain affirmative and negative covenants including a covenant not to exceed a certain leverage ratio of consolidated total debt to consolidated EBITDA (as defined in the Credit Agreements) of 4.75 for the quarter ending March 31, 2006; 5.25 for the quarter ending June 30, 2006; 4.25 for the quarter ending September 30, 2006; 3.00 for the quarter ending December 31, 2006; 2.75 for the quarter ending March 31, 2007; and 2.50 thereafter. In addition, the Credit Agreements limit the amount of capital expenditures and cash dividend payments. The Company was in compliance with applicable covenants and restrictions, as amended, as of March 31, 2006.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Employee Retirement Benefits
The components of postretirement benefits other than pensions are as follows:

	March 31	December 31
	2006	2005

	(Dollars in Millions)
Visteon sponsored postretirement benefits other than pensions	$727	$724
Postretirement benefit related obligation to Ford	130	154

Postretirement benefits other than pensions	$857	$878

Net Periodic Benefit Costs
The components of the Company’s net periodic benefit costs for the three-months ended March 31, 2006 and 2005 were as follows:

	Retirement Plans				Health Care
					and Life
					Insurance
	U.S. Plans		Non-U.S. Plans		Benefits

	2006	2005	2006	2005	2006	2005

	(Dollars in Millions)
Service cost	$16	$15	$9	$9	$4	$12
Interest cost	19	18	17	16	11	17
Expected return on plan assets	(18)	(17)	(13)	(15)	—	—
Amortization of:
Plan amendments	2	2	1	2	(13)	(1)
Actuarial losses and other	1	2	5	2	7	7
Curtailment gain	—	—	(1)	—	—	—

Visteon sponsored plan net periodic benefit costs	20	20	18	14	9	35
Expense for Visteon-assigned Ford-UAW and certain salaried employees	(3)	27	—	—	(25)	55

Net periodic benefits costs, excluding restructuring	$17	$47	$18	$14	$(16)	$90

Retirement Benefit Related Restructuring Expenses
In addition to retirement benefit expenses, the Company recognized retirement benefit-related restructuring charges totaling $3 million during the first quarter of 2005 reflecting a pension loss related to the continuation of the voluntary termination incentive program in the U.S. which began in 2004.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10. Employee Retirement Benefits — (Continued)
Contributions
During the first quarter of 2006, contributions to the Company’s U.S. retirement plans and postretirement health care and life insurance plans were $8 million and $5 million, respectively, and contributions to non-U.S. retirement plans were $20 million. The Company presently anticipates additional contributions to its U.S. retirement plans and postretirement health care and life insurance plans of $75 million and $35 million, respectively, in 2006 for a total of $83 million and $40 million, respectively. The Company also anticipates additional 2006 contributions to non-U.S. retirement plans of $44 million for a total of $64 million.
Postretirement Benefit Related Obligation to Ford
Effective January 1, 2006, Ford acquired two plants from ACH, which are located in Rawsonville, Michigan and Sterling Heights, Michigan. In connection with this transaction and the Salaried Employee Transition Agreement between the Company and Ford, certain salaried employees of the Company were transferred to Ford including the accumulated postretirement benefit obligations for these employees. The Company recorded approximately $23 million related to the relief of postretirement benefits payable to Ford in the first quarter of 2006 and expects to record a curtailment gain of approximately $40 million in the second quarter of 2006 related to Visteon sponsored benefit obligations for the transferred employees.

NOTE 11.	Income Taxes
The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income (loss) before income taxes, excluding related equity in net income of affiliated companies, for the period. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company’s operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained.
Income taxes during the first quarter of 2006 and 2005 included the impact of maintaining a valuation allowance against the Company’s deferred tax assets in the U.S. and certain foreign countries. As a result, income tax benefits attributable to pre-tax losses incurred in the affected jurisdictions were not provided. The Company recorded a provision of $30 million for the first quarter of 2006, compared with $22 million for the first quarter of 2005. The provisions for both the first quarter of 2006 and 2005 reflect primarily income tax expense related to those countries where the Company is profitable and whose results continue to be tax-effected, accrued withholding taxes, and certain non-recurring and other discrete tax items.
Non-recurring and other discrete items recorded in the first quarter of 2006 resulted in additional tax expense of $3 million related primarily to unfavorable currency exchange rate movements in the quarter. Included in the provision for income taxes for the first quarter of 2005 was a benefit of $8 million, consisting primarily of benefits related to a change in the estimated benefit associated with tax losses in Canada and the favorable resolution of tax matters in Mexico, offset by net provisions recorded to increase the Company’s income tax reserves for prior year tax exposures.
The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will continue to cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries, which include the U.K. and Germany, will be maintained until sufficient positive evidence exists to reduce or eliminate them.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Comprehensive Income (Loss)
Comprehensive income (loss), net of tax is summarized below:

	Three-Months Ended
	March 31

	2006	2005

	(Dollars in Millions)
Net income (loss)	$3	$(163)
Change in foreign currency translation adjustments	36	(48)
Other	(4)	2

	$35	$(209)

Accumulated other comprehensive loss is comprised of the following:

	March 31	December 31
	2006	2005

	(Dollars in Millions)
Foreign currency translation adjustments	$81	$45
Minimum pension liability	(274)	(274)
Realized and unrealized losses on derivatives and other	(9)	(5)

	$(202)	$(234)

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Earnings (Loss) Per Share
Basic earnings (loss) per share of common stock is calculated by dividing reported net income (loss) by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. The calculation of diluted earnings (loss) per share takes into account the effect of dilutive potential common stock, such as stock options, and contingently returnable shares, such as restricted stock.

	Three-Months Ended
	March 31

	2006	2005

	(Dollars in Millions)
Numerator:
Net income (loss) before cumulative effect of change in accounting	$7	$(163)
Cumulative effect of change in accounting, net of tax	(4)	—

Net income (loss)	$3	$(163)

Denominator:
Average common stock outstanding	128.3	128.7
Less: Average restricted stock outstanding	(1.2)	(3.1)

Basic shares	127.1	125.6
Net dilutive effect of restricted stock	0.1	—

Diluted shares	127.2	125.6

Earnings (loss) per share:
Basic and diluted earnings (loss) per share before cumulative effect of change in accounting	$0.05	$(1.30)
Cumulative effect of change in accounting	(0.03)	—

Basic and diluted earnings (loss) per share	$0.02	$(1.30)

Stock options to purchase about 20.6 million shares of common stock at exercise prices ranging from about $6 per share to $22 per share, and which expire at various dates between 2009 and 2012, were outstanding during the first quarter of 2006 but were not included in the computation of diluted earnings (loss) per share because the stock options’ exercise price was greater than the average market price of the common shares. In addition, warrants to purchase 25 million shares of the Company’s common stock at an exercise price equal to $6.90 per share, and which expire on October 1, 2013 were outstanding during the first quarter of 2006 but were not included in the computation of diluted earnings (loss) per share because the exercise price was greater than the average market price of the common shares.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Asset Securitization
The Company has certain agreements in place whereby trade accounts receivable are sold to third-party financial institutions without recourse. The Company had sold 58 million euro ($71 million), and 99 million euro ($117 million) under such agreements in Europe as of March 31, 2006 and December 31, 2005, respectively. Additionally, the Company had sold 830 million Japanese yen ($7 million) of trade receivables under such agreements as of December 31, 2005.
The Company recognized losses of approximately $1 million for the three-months ended March 31, 2006 and less than $1 million for the three-months ended March 31, 2005, representing the discount from book values at which these receivables were sold to third parties.

NOTE 15.	Commitments and Contingencies
Guarantees
The Company has guaranteed approximately $137 million and $136 million of debt capacity held by consolidated subsidiaries, and $88 million and $84 million for lifetime lease payments held by consolidated subsidiaries at March 31, 2006 and December 31, 2005, respectively. In addition, the Company has guaranteed certain Tier 2 suppliers’ debt and lease obligations and other third-party service providers’ obligations of up to $20 million at March 31, 2006 and December 31, 2005, to ensure the continued supply of essential parts.
The Company and its subsidiaries own a 38% equity interest in Vitro Flex S.A. de C.V., a joint venture that manufactures and supplies tempered and laminated glass for use in automotive vehicles. Pursuant to the joint venture agreement the Company is required to provide, though 2008, sales orders and/or other competitively-priced business opportunities meeting certain average annual levels, mainly based on the venture’s manufacturing capacity. In addition to the Company’s equity investment of $19 million, the Company has exposure to the after tax cash effect for shortfalls to agreed upon average annual sales levels pursuant to the joint venture agreement.
Litigation and Claims
In February 2005, a shareholder lawsuit was filed in the U.S. District Court for the Eastern District of Michigan against the Company and certain current and former officers of the Company. In July 2005, the Public Employees’ Retirement System of Mississippi was appointed as lead plaintiff in this matter. In September 2005, the lead plaintiff filed an amended complaint, which alleges, among other things, that the Company and its independent registered public accounting firm, PricewaterhouseCoopers LLP, made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The named plaintiff seeks to represent a class consisting of purchasers of the Company’s securities during the period between June 28, 2000 and January 31, 2005. Class action status has not yet been certified in this litigation. In December 2005, defendants moved to dismiss the amended complaint for failure to state a claim. Oral argument on that motion is scheduled for May 2006.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 15. Commitments and Contingencies — (Continued)
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
In March and April 2005, the Company and a number of current and former employees, officers and directors were named as defendants in three class action lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) in the U.S. District Court for the Eastern District of Michigan. In September 2005, the plaintiffs filed an amended and consolidated complaint, which generally alleges that the defendants breached their fiduciary duties under ERISA during the class period by, among other things, continuing to offer Visteon stock as an investment alternative under the Visteon Investment Plan (and the Visteon Savings Plan for Hourly Employees, together the “Plans”), failing to disclose complete and accurate information regarding the prudence of investing in Visteon stock, failing to monitor the actions of certain of the defendants, and failing to avoid conflicts of interest or promptly resolve them. These ERISA claims are predicated upon factual allegations similar to those raised in the derivative and securities class actions described immediately above. The consolidated complaint was brought on behalf of a named plaintiff and a putative class consisting of all participants or beneficiaries of the Plans whose accounts included Visteon stock at any time from July 20, 2001 through May 25, 2005. Class action status has not yet been certified in this litigation. In November 2005, the defendants moved to dismiss the consolidated amended complaint on various grounds. Oral argument on that motion is scheduled for June 2006.
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
Product Warranty and Recall
Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 15. Commitments and Contingencies — (Continued)
The following table provides a reconciliation of changes in product warranty and recall liability for the three-months ended March 31, 2005 and 2006:

	Product Warranty
	and Recall

	2006	2005

	(Dollars in Millions)
Beginning balance, December 31	$148	$94
Accruals for products shipped	11	18
Changes in estimates	8	20
Settlements	(7)	(8)

Ending balance, March 31	$160	$124

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
The Company is aware of contamination at some of its properties and relating to various third-party superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites and at March 31, 2006, had recorded a reserve of approximately $9 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Although the Company believes its reserve is adequate based on current information, the Company cannot provide assurance that the eventual environmental investigation, cleanup costs and related liabilities will not exceed the amount of its current reserve.
Other Contingent Matters
In addition to the matters discussed above, various other legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the Company, including those arising out of alleged defects in the Company’s products; governmental regulations relating to safety; employment-related matters; customer, supplier and other contractual relationships; and intellectual property rights. Some of the foregoing matters may involve compensatory, punitive or antitrust or other treble damage claims in very large amounts, or demands for equitable relief, sanctions, or other relief.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 15. Commitments and Contingencies — (Continued)
Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at March 31, 2006 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.
The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate.

NOTE 16.	Segment Information
Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information,” requires the Company to disclose certain financial and descriptive information about certain segments of its business. Segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision-maker, or a decision-making group, in deciding the allocation of resources and in assessing performance.
In late 2005 the Company announced a new operating structure to manage the business on a go-forward basis, post the ACH Transactions. During the first quarter of 2006 the Company completed the realignment of its information systems and reporting structures to facilitate financial reporting for the new operating structure. Accordingly, segment disclosures have been updated to reflect the current operating structure and comparable prior period segment data has been revised.
The Company’s revised operating structure is comprised of the following: Climate, Electronics, Interiors and Other. These global product groups have financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio. Within each of the global product groups, certain facilities manufacture a broader range of the Company’s total product line offering and are not limited to the primary product line. Regional customer groups are responsible for the marketing, sales and service of the Company’s product portfolio to its customer base. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment. In addition to these global product groups, the Company also operates Visteon Services, a centralized administrative function to monitor and facilitate transactions with ACH for the costs of leased employees and other services provided to ACH by the Company.
The Company’s chief operating decision making group, comprised of the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”), evaluates the performance of the Company’s segments primarily based on net sales, before elimination of inter-company shipments, gross margin and operating assets. Gross margin is defined as total sales less costs to manufacture and product development and engineering expenses. Operating assets include inventories and property and equipment utilized in the manufacture of the segments’ products.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 16. Segment Information — (Continued)
Overview of Segments

•	Climate: The Company’s Climate product group includes facilities that primarily manufacture climate products including air handling modules, powertrain cooling modules, climate controls, heat exchangers, compressors, fluid transport, and engine induction systems.

•	Electronics: The Company’s Electronics product group includes facilities that primarily manufacture products including audio systems and components, infotainment, driver information, powertrain controls and lighting.

•	Interiors: The Company’s Interior product group includes facilities that primarily manufacture products including instrument panels, cockpit modules, door trim and floor consoles.

•	Other: The Company’s Other product group includes facilities that primarily manufacture fuel products, chassis products, powertrain products, alternators and starters, as well as parts sold and distributed to the automotive aftermarket.

•	Services: The Company’s Services operations supply leased personnel and transition services to ACH (manufacturing, engineering, and administrative support) as required by certain agreements entered into by the Company with ACH as a part of the ACH Transactions. Under the terms of these agreements, the Company is reimbursed for costs incurred in rendering services to ACH.
Net Sales, Gross Margin and Operating Assets:
A summary of net sales and other financial information by segment is provided below:

	Net Sales		Gross Margin				Property and
	Three-Months		Three-Months		Inventories, net		Equipment, net
	Ended March 31		Ended March 31
					March 31	December 31	March 31	December 31
	2006	2005	2006	2005	2006	2005	2006	2005

	(Dollars in Millions)
Climate	$783	$718	$54	$63	$151	$143	$890	$858
Electronics	795	881	97	105	112	114	695	702
Interiors	710	843	19	15	63	63	434	425
Other	664	737	50	19	218	217	385	382
Eliminations	(136)	(384)	—	—	—	—	—	—

Total product	2,816	2,795	220	202	544	537	2,404	2,367
Services	145	—	1	—	—	—	—	—

Total segment	2,961	2,795	221	202	544	537	2,404	2,367
Reconciling Items
ACH	—	2,192	—	(55)	—	—	—	—
Corporate	—	—	23	—	—	—	590	606

Total consolidated	$2,961	$4,987	$244	$147	$544	$537	$2,994	$2,973

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 16. Segment Information — (Continued)
Reconciling Items
Significant adjustments necessary to reconcile segment net sales, gross margin, inventories, net and property and equipment, net to the Company’s consolidated amounts are described as follows.

•	ACH — Represents the financial results for the facilities that were transferred to ACH on October 1, 2005.

•	Corporate — Includes the Company’s technical centers, corporate headquarters and other administrative and support functions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, including normal recurring adjustments, necessary for a fair statement of such information.
Executive Summary
Business Overview
Visteon Corporation is a leading global supplier of climate, interiors, electronics and other automotive systems, modules and components to vehicle manufacturers as well as the automotive aftermarket. The Company sells to all of the world’s largest vehicle manufacturers including BMW, DaimlerChrysler, Ford, General Motors, Honda, Hyundia/Kia, Nissan, Peugot, Renault, Toyota and Volkswagen.
The Company has a broad network of manufacturing, technical engineering and joint venture operations throughout the world, supported by 47,000 employees dedicated to the design, development, manufacture and support of its product offering and its global customers, and conducts its business across five segments: Climate, Interiors, Electronics, Other and Services.
Over the recent past, Visteon embarked upon a multi-phase, multi-year plan to focus its business, improve its operating position and competitive profile and to ultimately achieve sustainable profitability. A significant milestone in this long-term plan was the successful completion of the ACH Transactions with Ford on October 1, 2005. Although the ACH Transactions resulted in a significant reduction in the Company’s total sales (the business constituted approximately $6 billion in 2005 sales through the date of the transaction), this business was loss making and the Company’s ability to improve profitability was significantly restricted given the inflexible operating arrangements. Further, pursuant to this transaction, the Company transferred all master Ford-UAW employees to ACH including full relief of approximately $2.2 billion of related postretirement employee obligations and received cash funding for future restructuring actions with the establishment of a $400 million escrow account funded by Ford under the terms of the Escrow Agreement. The Company’s management believes that completion of the ACH Transactions provided the Company a solid operating foundation from which to move forward and improve.
In addition to the ACH Transactions, the Company has implemented initiatives intended to improve its cost competitiveness and focus management resources. In June 2005, the Company approved changes to its U.S. salaried postretirement health care and life insurance plans which will become fully effective in June 2007. These changes resulted in the reduction to the accumulated postretirement benefit obligation of approximately $336 million and a per annum reduction of benefit expense of approximately $60 million. In December 2005, the Company approved changes to its U.S. salaried pension and 401(k) plans which will become effective July 1, 2006, resulting in a per annum net reduction to expense of approximately $40 million. During the fourth quarter of 2005, the Company executed a number of restructuring actions to reduce manpower census at certain manufacturing and other facilities, including the announced closure of three facilities in the U.S., Mexico and Puerto Rico. Restructuring costs of approximately $24 million related to these actions were reimbursed from the escrow account at the end of 2005. Finally, in late 2005, the Company announced a new operating structure to manage the business forward and align resources on a global product group basis with the initiation of the Company’s segments — Climate, Interiors, Electronics, Other and Services.

Three-Months Ended March 31, 2006
In January 2006, the Company announced a three-year improvement program designed to further restructure the business and improve profitability. This improvement plan identified certain underperforming and non-strategic facilities that require significant restructuring or potential exit, as well as other infrastructure and cost reduction initiatives. This program is expected to have a cumulative cash cost of approximately $550 million, of which $400 million is expected to be reimbursed from the escrow account. The Company expects to record restructuring charges, and related reimbursement from the escrow account as available, as elements of the plan are finalized.
The Company also replaced its $300 million secured short-term revolving credit agreement that expired in December 2005, with a new 18-month secured term loan in the amount of $350 million that closed in January 2006. This secured term loan was made part of the Company’s existing five-year credit revolving credit agreement and expires in June 2007. The Company has recently initiated activities to refinance its 2007 scheduled debt maturities with an expected completion during 2006.
Financial highlights for the three-months ended March 31, 2006 include:

•	Net product sales were $2.8 billion, of which non-Ford customers accounted for 52%

•	Gross margin of 8.2%, up from 2.9% in 2005

•	SG&A of $168 million, lower than 2005 by $82 million

•	Net income of $3 million or $0.02 per diluted shares, compared to a net loss of $163 million or $1.30 per diluted share in 2005

•	Cash of $881 million, an increase of $16 million compared to 2005 year-end

•	Cash used by operating activities of $32 million, compared to cash provided by operating activities of $178 million in 2005

•	Capital expenditures of $85 million, lower than 2005 by $42 million
The automotive industry remains challenging in North America and Europe, with continued market share pressures concentrated with U.S. vehicle manufacturers. While the ACH Transactions significantly reduced the Company’s exposure to Ford’s North America vehicle production, Ford remains an important customer, constituting 48% of the Company’s first quarter 2006 net product sales. Continued declines in Ford’s vehicle production could materially affect the Company’s operating results and the Company continues to work with other vehicle manufacturers to further its sales growth and diversification. As an example of this effort, in the first quarter of 2006, Visteon was awarded a significant 2009 truck interior program by DaimlerChrysler. In order to succeed in winning and retaining business with its key customers as well as to leverage its customer position across the entire product portfolio, Visteon must continue to seamlessly execute new program launches, develop innovative and valued added products and solutions, and provide, in certain instances, co-located manufacturing and assembly capabilities.
Visteon’s customers expect it to continue to reduce the costs of the products it provides, as well as provide an increasing level of engineering and related support of vehicle programs on a global basis. The Company must continue to work on reducing its overall costs by improving productivity and restructuring its operations and infrastructure to offset the impact of lower selling prices to its customers. A significant component of the Company’s cost structure is comprised of the cost of raw materials used in the manufacture of its products. The continued inflationary pressures impacting certain commodities such as aluminum, resins and natural gas used in our manufacturing processes and facilities may adversely impact the Company’s financial results. The Company continues to develop and implement strategies and actions with both its supplier and customer base to mitigate the impact of higher raw material costs.

The Company continues to execute its long-term improvement program although no assurances can be provided that the results of these efforts will mitigate the negative industry trends currently being experienced.
Results of Operations
Organization and Operating Structure
In late 2005 the Company announced a new operating structure to manage the business on a go-forward basis, post the ACH Transactions. During the first quarter of 2006 the Company completed the accompanying realignment of information systems and reporting structures to facilitate financial reporting under the revised organizational structure. Accordingly, segment disclosures have been updated to reflect the revised operating structure and comparable prior period segment data has been revised. The Company’s revised operating structure is comprised of the following: Climate, Electronics, Interiors, Services and Other. The Company’s segments are disclosed in Note 16 “Segment Information” to the consolidated financial statements.
Three-Months Ended March 31, 2006 and 2005

	Sales			Gross Margin

	2006	2005	Change	2006	2005	Change

	(Dollars in Millions)
Climate	$783	$718	$65	$54	$63	$(9)
Electronics	795	881	(86)	97	105	(8)
Interiors	710	843	(133)	19	15	4
Other	664	737	(73)	50	19	31
Eliminations	(136)	(384)	248	—	—	—

Total product	2,816	2,795	21	220	202	18
Services	145	—	145	1	—	1

Total segment	2,961	2,795	166	221	202	19
Reconciling Items:
ACH	—	2,192	(2,192)	—	(55)	55
Corporate	—	—	—	23	—	23

Total consolidated	$2,961	$4,987	$(2,026)	$244	$147	$97

Net Sales
The Company’s net sales were $3.0 billion in the first quarter of 2006, compared with $5.0 billion in the first quarter of 2005, representing a decrease of $2.0 billion or 41%. The ACH Transactions resulted in a decrease of $2.2 billion, which was partially offset by Services revenues of $145 million and an increase in remaining product sales of $21 million. The increase in product sales reflects higher Ford Europe production volume and new business, partially offset by unfavorable Ford North America production volume and mix, unfavorable foreign currency of $134 million, and customer price reductions.
Net sales for Climate were $783 million in the first quarter of 2006, compared with $718 million in the first quarter of 2005, representing an increase of $65 million or 9%. Favorable production volume and mix of $95 million was partially offset by unfavorable foreign currency and customer price reductions. Favorable production volume and mix was concentrated in the Asia Pacific region, reflecting continued growth in the Company’s consolidated subsidiaries.

Net sales for Electronics were $795 million in the first quarter of 2006, compared with $881 million in the first quarter of 2005, representing a decrease of $86 million or 10%. Production volume and mix was unfavorable $19 million. Lower Ford North America production volume and unfavorable product mix reduced net sales by $43 million which was partially offset by increased net sales in Europe of $28 million. Unfavorable foreign currency and customer price reductions comprise the remainder of the deterioration.
Net sales for Interiors were $710 million in the first quarter of 2006, compared with $843 million in the first quarter of 2005, representing a decrease of $133 million or 16%. Production volume and mix was unfavorable $75 million, with unfavorable foreign currency and customer price reductions comprising the remainder of the deterioration. The unfavorable production volume and mix was attributable to reflecting lower Ford North America production volume and adverse product mix.
Net sales for Other were $664 million in the first quarter of 2006, compared with $737 million in the first quarter of 2005, representing a decrease of $73 million or 10%. Production volume and mix was unfavorable $55 million and foreign currency and customer pricing was unfavorable $18 million. The unfavorable production volume and mix was primarily attributable to lower Ford North America production volumes partially offset by higher Ford Europe production volume.
Services revenues were $145 million in the first quarter of 2006, related to information technology, engineering, administrative and other business support services provided by the Company approximating cost, under the terms of various agreements to ACH in the fourth quarter of 2005.
Gross Margin
The Company’s gross margin was $147 million in the first quarter of 2005, compared with $244 million in the first quarter of 2006, representing an increase of $97 million or 66%. The increase in gross margin is primarily attributable to the benefit of the ACH Transactions of $55 million, OPEB relief of $23 million related to the transfer of certain Visteon salaried employees to Ford in January 2006 and improved operating performance.
Gross margin for Climate was $54 million in the first quarter of 2006, compared with $63 million in the first quarter of 2005, representing a decrease of $9 million or 14%. Although net sales increased during the quarter, unfavorable customer and product mix resulted in a decrease in gross margin of $4 million. Material and manufacturing cost reduction activities and lower OPEB expense were more than offset by customer price reductions and increases in raw material costs, principally aluminum, resulting in a further reduction in gross margin of $5 million.
Gross margin for Electronics was $97 million in the first quarter of 2006, compared with $105 million in the first quarter of 2005, representing a decrease of $8 million or 8%. Production volume and mix was unfavorable $39 million. Material and manufacturing cost reduction activities and lower OPEB expense more than offset customer price reductions and increases in raw material costs resulting in an increase in gross margin of $31 million.
Gross margin for Interiors was $19 million in the first quarter of 2006, compared with $15 million in the first quarter of 2005, representing an increase of $4 million or 27%. Production volume and mix was unfavorable $10 million. Material and manufacturing cost reduction activities and lower OPEB expense more than offset customer price reductions and increases in raw material costs resulting in an increase in gross margin of $14 million.
Gross margin for Other was $50 million in the first quarter of 2006, compared with $19 million in the first quarter of 2005, representing an increase of $31 million. Production volume and mix was favorable $13 million. Material and manufacturing cost reduction activities, including negotiated wage concessions in Germany, and lower OPEB expense more than offset customer price reductions and increases in raw material costs resulting in an increase in gross margin of $18 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $168 million in the first quarter of 2006, compared with $250 million in the first quarter of 2005, representing a decrease of $82 million or 33%. Under the terms of various agreements between the Company and ACH, expenses previously classified as selling, general and administrative expenses incurred to support the business of ACH are now classified as costs of sales in the consolidated financial statements. The decrease in selling, general and administrative expenses reflects $59 million of expenses incurred in support of ACH included in costs of sales in the first quarter of 2006. Lower OPEB expenses, net efficiencies, and reduced bad debt expense contributed to the remaining $23 million of lower selling, general and administrative expenses.
Interest
Net interest expense was $39 million in the first quarter of 2006, compared with $29 million in the first quarter of 2005, representing an increase of $10 million or 34%. The increase resulted from higher market interest rates on outstanding debt in 2006 compared to 2005.
Restructuring Activities
On January 11, 2006, the Company announced a three-year improvement plan that involves certain underperforming and non-strategic plants and businesses and is designed to improve operating performance and achieve cost reductions. Activities associated with this plan are expected to affect up to 23 facilities with costs expected to include employee severance and termination benefit costs, contract termination costs, and production transfer costs.
During the first quarter of 2006 the Company recorded $9 million of severance and other restructuring costs related to this three-year improvement plan. The most significant of these costs relates to the Company’s Electronics segment, which recorded approximately $6 million of severance costs related to activities at certain facilities located in Mexico and Portugal. These severance costs are associated with the termination of approximately 500 hourly and 50 salaried employees. Approximately $5 million related to these activities is recorded in other current liabilities as of March 31, 2006.
The Company had previously recorded restructuring reserves related to the three-year improvement plan of $14 million as of December 31, 2005. Such reserves were related to employee severance and termination benefit related costs associated with the termination of approximately 1,200 hourly and salary employees resulting from activities at certain facilities located in the U.S., Europe, Mexico and Puerto Rico. Approximately $6 million related to these activities is recorded in other current liabilities as of March 31, 2006.
The Company estimates that the total cash cost associated with this three-year improvement plan will be approximately $550 million, offset by $400 million of escrow account reimbursement. Generally, charges will be recorded as elements of the plan are finalized and the timing of activities and the amount of such costs are not likely to change. The cumulative costs incurred to date related to the three-year improvement plan are approximately $46 million, including $11 million related to Electronics, $2 million related to Climate and $33 million related to Other.

Income Taxes
The provision for income taxes was $30 million for the first quarter of 2006, compared with $22 million in the same period in 2005. Income taxes during the first quarter of 2006 and 2005 included the impact of maintaining a valuation allowance against the Company’s deferred tax assets in the U.S. and certain foreign countries. As a result, income taxes attributable to pre-tax losses incurred in the affected jurisdictions were not provided. The provisions for both the first quarter of 2006 and 2005 reflect primarily income tax expense related to those countries where Visteon is profitable and whose results continue to be tax-effected, accrued withholding taxes, and certain non-recurring and other discrete tax items. Non-recurring and other discrete items recorded in the first quarter of 2006 resulted in additional tax expense of $3 million related primarily to unfavorable currency exchange rate movements in the quarter. Included in the provision for income taxes for the first quarter of 2005 was a benefit of $8 million, consisting primarily of benefits related to a change in the estimated benefit associated with tax losses in Canada and the favorable resolution of tax matters in Mexico, offset by net provisions recorded to increase the Company’s income tax reserves for prior year tax exposures.
During the remaining quarters of 2006, the Company may undertake legal restructuring actions in Europe and Asia which would include an overall review of business plans in certain jurisdictions. Such review would include whether or not a portion of the past, current or future earnings of certain affiliates are permanently reinvested under Accounting Principles Board Opinion No. 23 “Accounting for Income Taxes — Special Areas.” The Company’s policy has been to provide deferred taxes for the net effect of repatriating earnings from consolidated foreign subsidiaries. If a determination is made to treat any such earnings as permanently reinvested, the Company would reduce the previously established accruals for withholding taxes and the deferred tax liability on the affected earnings, which could result in a one-time and/or ongoing reduction to income tax expense.
Liquidity and Capital Resources
Overview
The Company’s cash and liquidity needs are impacted by the level, variability, and timing of its customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. The Company’s intra-year needs are impacted by seasonal effects in the industry, such as the shutdown of operations for two weeks in July, the subsequent ramp-up of new model production and the additional one-week shutdown in December by its primary North American customers. These seasonal effects normally require use of liquidity resources during the first and third quarters. Further, as the Company’s operating profitability has become more concentrated with its foreign subsidiaries and joint ventures, the majority of the Company’s cash balances located outside the U.S. continue to increase. As of March 31, 2006 approximately 70% of the Company’s cash balance is located in jurisdictions outside of the U.S. as compared to approximately 60% at December 31, 2005. The Company’s ability to efficiently access cash balances in certain foreign jurisdictions is subject to local regulatory and statutory requirements.
Credit Ratings
Moody’s current corporate rating of the company is B2 and SGL rating is 3. The rating on senior unsecured debt is B3. The latest rating action by the agency moved the outlook to negative on January 18, 2006. S&P’s current corporate rating of the company is B+ and the Company’s short term liquidity is B-2. The agency currently has a negative outlook on the rating. Fitch’s current rating on the Company’s senior secured debt is B with a negative outlook. The latest rating action by the agency downgraded the senior secured debt from BB to B and the senior unsecured debt from B to CCC-, while maintaining a negative outlook.

Any further downgrade in the Company’s credit ratings could reduce its access to capital, increase the costs of future borrowings, and increase the possibility of more restrictive terms and conditions contained in any new or replacement financing arrangements or commercial agreements or payment terms with suppliers.
Debt
The Company had $1,849 million of outstanding long-term debt at March 31, 2006. This debt includes $699 million of notes bearing interest at 8.25% due August 1, 2010, $435 million of notes bearing interest at 7.00% due March 10, 2014, $241 million of the five-year term loan related to the Company’s facilities consolidation in Southeastern Michigan due June 25, 2007, $350 million of the 18-month term loan bearing interest at LIBOR + 4.5% due June 20, 2007, and $124 million of various other, primarily non-U.S. affiliate long-term debt instruments with various maturities.
As of March 31, 2006, the Company had $571 million of available borrowings under the $1,122 million five-year revolving credit facility (which includes the 18-Month Term Loan) after a reduction for $101 million of obligations under letters of credit and $450 million drawn. In addition, as of March 31, 2006, the Company had approximately $427 million of available borrowings under other committed and uncommitted facilities. Borrowings under certain credit agreements are secured by a first-priority lien on substantially all tangible and intangible assets of the Company and most of its domestic subsidiaries, as well as 65% of the stock of many first tier foreign subsidiaries.
The Company has recently initiated activities to refinance its 2007 scheduled debt maturities with an expected completion during 2006.
Covenants and Restrictions
The Company is subject to various covenants and restrictions on its borrowings. The Company’s primary credit agreements currently contain certain affirmative and negative covenants including a covenant not to exceed a certain leverage ratio of consolidated total debt to consolidated EBITDA (as defined in the Credit Agreements) of 4.75 for the quarters ending December 31, 2005 and March 31, 2006; 5.25 for the quarter ending June 30, 2006; 4.25 for the quarter ending September 30, 2006; 3.00 for the quarter ending December 31, 2006; 2.75 for the quarter ending March 31, 2007; and 2.50 thereafter. In addition, the credit agreements limit the amount of capital expenditures and cash payments for dividends that the Company may make. The ability of the Company’s subsidiaries to transfer assets is subject to various restrictions, including regulatory requirements and governmental restraints.
At March 31, 2006, the Company was in compliance with applicable covenants and restrictions, as amended, although there can be no assurance that the Company will remain in compliance with such covenants in the future. If the Company was to violate a financial covenant and not obtain a waiver, the credit agreements could be terminated and amounts outstanding would be accelerated. The Company can provide no assurance that, in such event, that it would have access to sufficient liquidity resources to repay such amounts.
Cash Flows
Operating Activities
Cash used by operating activities during the first quarter of 2006 totaled $32 million, compared with cash provided by operating activities of $178 million for the same period in 2005. The decrease is largely attributable to decreased utilization of receivables-based financing facilities of $132 million and non-recurrence of the $120 million acceleration of receivable payments under the March 2005 funding agreement with Ford, partially offset by improved working capital.

Investing Activities
Cash used in investing activities was $78 million during the first quarter of 2006, compared with $117 million for the first quarter of 2005. Visteon’s capital expenditures excluding capital leases in the first quarter of 2006 totaled $85 million, compared with $127 million for the same period in 2005, reflecting the non-recurrence of 2005 ACH capital spending and the Company’s continued focus on capital spending management. During the first quarter of 2006, proceeds from asset disposals were $7 million.
Financing Activities
Cash provided by financing activities totaled $115 million in the first quarter of 2006, compared with $3 million for the same period in 2005. The cash proceeds in 2006 reflect primarily the draw on the Company’s $350 million new secured 18-month term loan, partially offset by repayment of $247 million on the Company’s five-year revolving credit facility. The cash proceeds in 2005 reflect primarily a draw of $80 million under the Company’s former 364-day revolving credit facility, partially offset by a reduction in the General Electric Capital Corporation trade payables program and reductions in other consolidated subsidiary debt. The Company’s primary credit agreements limit the amount of cash payments for dividends the Company may make.
New Accounting Standards
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets.” This statement amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a transfer of financial assets that meet the requirement for sale accounting. In addition, all of these separately recognized servicing assets or liabilities are required to be initially measured at fair value, with two permitted methods available for subsequent measurement: the amortization method or the fair value measurement. SFAS 156 is effective for the Company on January 1, 2007 and the Company is currently evaluating the impact of the requirements of this statement on its consolidated financial statements.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123(R)”), “Share-Based Payments.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their fair value. SFAS 123(R) was adopted by the Company effective January 1, 2006 using the modified-prospective method. In accordance with the modified-prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under the modified-prospective method, compensation cost includes:

•	Share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

•	Share-based payments granted subsequent to January 1, 2006, based on the fair value estimated in accordance with the provisions of SFAS 123(R).

The cumulative effect, net of tax, of adoption of SFAS 123(R) was $4 million or $0.03 per share as of January 1, 2006. The Company recorded $6 million or $0.05 per share of incremental compensation expense during the three-months ended March 31, 2006, under SFAS 123(R) when compared to the amount that would have been recorded under SFAS 123. Additional disclosures required by SFAS 123(R) regarding the Company’s stock-based compensation plans and related accounting are provided in Note 3 “Stock-Based Compensation” to the consolidated financial statements.
Prior to the adoption of SFAS 123(R), the Company had valued its stock appreciation rights based upon the intrinsic value of the Company’s common stock at the end of each reporting period. With the adoption of SFAS 123(R), stock appreciation rights are valued at fair market value through the use of a Black Scholes option pricing model. As of March 31, 2006, unrecognized compensation cost related to non-vested options, stock appreciation rights, restricted stock awards and restricted stock units was $5 million, $7 million, $1 million, and $19 million, respectively, and is expected to be recognized over a weighted average period of 1.75 years, 1.79 years, 2.73 years, and 2.03 years, respectively. Additional disclosures as required by SFAS 123(R) are included in Note 3 “Stock-Based Compensation” to the consolidated financial statements.
Prior to the adoption of SFAS 123(R) and effective January 1, 2003 the Company began expensing the fair value of stock-based awards granted to employees pursuant to SFAS 123. This standard was adopted on the prospective method basis for stock-based awards granted, modified or settled after December 31, 2002. For stock options and restricted stock awards granted prior to January 1, 2003, the Company measured compensation cost using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS 123. If compensation cost for all stock-based awards had been determined based on the estimated fair value of stock options and the fair value at the date of grant for restricted stock awards, in accordance with the provisions of SFAS 123, the Company’s reported net loss and net loss per share would have changed to the pro forma amounts indicated below:

Three-Months Ended
March 31, 2005

(Dollars in Millions, Except
Per Share Amounts)
Net loss, as reported	$(163)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)

Pro forma net loss	$(164)

Net loss per share:
As reported:
Basic and diluted	$(1.30)
Pro forma:
Basic and diluted	$(1.31)

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was adopted by the Company with effect from January 1, 2006 and did not have a material effect on results of operations, financial position or cash flows.
Cautionary Statements Regarding Forward-Looking Information
Certain statements contained or incorporated in this Interim Report on Form 10-Q which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and estimates, which are subject to risks and uncertainties including those discussed in Item 1A under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year 2005 and elsewhere in this report. Accordingly, the reader should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent the Company’s estimates and assumptions only as of the date of this report. The Company does not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made. The Company qualifies all of its forward-looking statements by these cautionary statements.
The reader should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:

•	Visteon’s ability to satisfy its future capital and liquidity requirements; Visteon’s ability to access the credit and capital markets at the times and in the amounts needed and on terms acceptable to Visteon, which is influenced by Visteon’s credit ratings (which have declined in the past and could decline further in the future); Visteon’s ability to comply with financial covenants applicable to it; and the continuation of acceptable supplier payment terms.

•	Visteon’s ability to satisfy its pension and other post-employment benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost effective basis.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers, particularly its largest customer, Ford.

•	Changes in vehicle production volume of our customers in the markets where we operate, and in particular changes in Ford’s North American and European vehicle production volumes and platform mix.

•	Visteon’s ability to profitably win new business from customers other than Ford and to maintain current business with, and win future business from, Ford, and, Visteon’s ability to realize expected sales and profits from new business.

•	Increases in costs or disruptions in the supply of commodities, including steel, resins, aluminum, copper, fuel and natural gas.

•	Visteon’s ability to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, improve its operating performance; to achieve the benefits of its restructuring actions; and to recover engineering and tooling costs.

•	Restrictions in labor contracts with unions that restrict Visteon’s ability to close plants, divest unprofitable, noncompetitive businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.

•	The costs and timing of facility closures or dispositions, business or product realignments, or similar restructuring actions, including potential impairment or other charges related to the implementation of these actions or other adverse industry conditions and contingent liabilities.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Legal and administrative proceedings, investigations and claims, including shareholder class actions, SEC inquiries, product liability, warranty, environmental and safety claims, and any recalls of products manufactured or sold by Visteon.

•	Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system, or fuel prices and supply.

•	The cyclical and seasonal nature of the automotive industry.

•	Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.

•	Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.

•	Visteon’s ability to provide various employee and transition services to ACH in accordance with the terms of existing agreements between the parties, as well as Visteon’s ability to recover the costs of such services.

•	Visteon’s ability to quickly and adequately remediate material weaknesses and other control deficiencies in its internal control over financial reporting.

•	Other factors, risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.

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
The Company’s primary foreign exchange operating exposures include the euro, Korean won, Czech koruna and Mexican peso. Because of the mix between the Company’s costs and revenues in various regions, operating results are exposed generally to weakening of the euro and to strengthening of the Korean won, Czech koruna and Mexican peso. For transactions in these currencies, the Company utilizes a strategy of partial coverage. As of March 31, 2006, the Company’s coverage for projected transactions in these currencies was approximately 40% for 2006.
As of March 31, 2006 and December 31, 2005, the net fair value of foreign currency forward and option contracts was an asset of $3 million and $9 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $28 million and $62 million as of March 31, 2006 and December 31, 2005, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company’s financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
Interest Rate Risk
The Company uses interest rate swaps to manage interest rate risk. These swaps effectively convert a portion of the Company’s fixed rate debt into variable rate debt. Including the effect of $350 million of interest rate swaps, approximately 43% and 45% of the Company’s borrowings were effectively on a fixed rate basis as of March 31, 2006 and December 31, 2005, respectively.
As of March 31, 2006 and December 31, 2005, the net fair value of interest rate swaps was a liability of $24 million and $15 million, respectively. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $8 million and $10 million as of March 31, 2006 and December 31, 2005, respectively. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $6 million as of March 31, 2006 and December 31, 2005. This analysis may overstate the adverse impact on net interest expense because of the short-term nature of the Company’s interest bearing investments.

Commodity Risk
The Company’s exposure to market risks from changes in the price of commodities including steel products, plastic resins, aluminum, natural gas and diesel fuel are not hedged due to a lack of acceptable hedging instruments in the market. The Company’s exposures to price changes in such commodities are attempted to be addressed through negotiations with the Company’s suppliers and customers, although there can be no assurance that the Company will not have to absorb any or all price increases and/or surcharges. When and if acceptable hedging instruments are available in the market, management will determine at that time if financial hedging is appropriate, depending upon the Company’s exposure level at that time, the effectiveness of the financial hedge and other factors.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Company files with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective because of the existence of a material weakness in the Company’s internal control over financial reporting as discussed below. Notwithstanding the material weakness, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity accounting principles generally accepted in the United States of America.
In the Company’s 2005 Annual Report on Form 10-K, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 because of the existence of a material weakness in the Company’s internal control over financial reporting relating to ineffective controls over the complete and accurate recording of freight, raw material and other supplier costs and related period-end accruals and payables originating in its North American purchasing function. This material weakness continued to exist as of March 31, 2006.
Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting
During the third and fourth quarters of 2005, the Company implemented additional controls to identify potential liabilities related to activities with its North American suppliers, and to ensure that costs are recorded in the correct period and that related period-end accruals and payables are complete and accurate. These controls included the implementation of policies and procedures to identify, assess and account for supplier activities and contracts and to estimate and record costs as incurred. Further, additional procedures have been implemented to ensure that period-end accruals and payables are complete and accurate. The Company continues to monitor and test the operating effectiveness of these controls.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See the information above under Note 15. “Commitments and Contingencies,” to the consolidated financial statements which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. See also, “Cautionary Statements Regarding Forward-Looking Information” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of Visteon common stock during the first quarter of 2006.
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
		Average	Purchased as Part	Value) of Shares (or
	Total Number of	Price Paid	of Publicly	Units) that May Yet Be
	Shares (or Units)	per Share	Announced Plans or	Purchased Under the
Period	Purchased (1)	(or Unit)	Programs	Plans or Programs

January 1, 2006 to January 31, 2006	215	$5.26	—	—
February 1, 2006 to February 28, 2006	723,427	$4.99	—	—
March 1, 2006 to March 31, 2006	—	—	—	—

Total	723,642	$4.99	—	—

(1)	This column includes only shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share awards made pursuant to the Visteon Corporation 2004 Incentive Plan.

ITEM 6.	EXHIBITS
(a) Exhibits
Please refer to the Exhibit Index on Page 45.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/William G. Quigley III

William G. Quigley III
Vice President, Corporate Controller and
Chief Accounting Officer
Date: May 10, 2006

EXHIBIT INDEX

Exhibit
Number		Exhibit Name

3.1		Amended and Restated Certificate of Incorporation of Visteon Corporation (’Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
3.2		Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.
4.1		Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.2		Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.3		Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
4.4		Form of Warrant Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
4.5		Form of Stockholder Agreement, dated as of October 1, 2005, between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.1		Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2		Reserved.
10.3		Reserved.
10.4		Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.5		Reserved.
10.6		Reserved.
10.7		Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10	.7.1	Amendment Number Two, effective as of October 1, 2005, to Amended and Restated Employee Transition Agreement, dated as of April 1, 2000 and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.8		Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.9		Visteon Corporation 2004 Incentive Plan, as amended and restated, is incorporated herein by reference to Appendix B to the Proxy Statement of Visteon dated March 30, 2004.*

Exhibit
Number		Exhibit Name

10	.9.1	Form of Terms and Conditions of Nonqualified Stock Options is incorporated herein by reference to Exhibit 10.9.1 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10	.9.2	Form of Terms and Conditions of Restricted Stock Grants is incorporated herein by reference to Exhibit 10.9.2 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10	.9.3	Form of Terms and Conditions of Restricted Stock Units is incorporated herein by reference to Exhibit 10.9.3 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10	.9.4	Form of Terms and Conditions of Stock Appreciation Rights is incorporated herein by reference to Exhibit 10.9.4 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.10		Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10	.10.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.10 hereto entered into by Visteon with Messrs. Johnston, Stebbins, Palmer, Pfannschmidt, Donofrio and Quigley is incorporated herein by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.11		Issuing and Paying Agency Agreement dated as of June 5, 2000 between Visteon and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.12		Corporate Commercial Paper — Master Note dated June 1, 2000 is incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.13		Letter Loan Agreement dated as of June 12, 2000 from The Chase Manhattan Bank is incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
10.14		Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10	.14.1	Amendments to the Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, effective as of December 14, 2005 is incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.15		Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10	.15.1	Amendments to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.16		Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10	.16.1	Amendments to the Visteon Corporation Deferred Compensation Plan, effective as of December 23, 2005 is incorporated herein by reference to Exhibit 10.16.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*

Exhibit
Number		Exhibit Name

10.17		Employment Agreement dated as of December 7, 2004 between Visteon and William G. Quigley III is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.18		Visteon Corporation Pension Parity Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10	.18.1	Amendments to the Visteon Corporation Pension Parity Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.19		Visteon Corporation Supplemental Executive Retirement Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10	.19.1	Amendments to the Visteon Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.19.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.20		Executive Employment Agreement dated as of September 15, 2000 between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2001.*
10.21		Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.22		Visteon Corporation Executive Separation Allowance Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10	.22.1	Amendments to the Visteon Corporation Executive Separation Allowance Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.23		Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain executive officers under the plans constituting Exhibits 10.14, 10.16, 10.16.1, 10.17, 10.18, 10.19 and 10.22 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.24		Second Amended and Restated Credit Agreement, dated as of January 9, 2006, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citicorp USA, Inc., as syndication agent, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated January 13, 2006.
10.25		Credit Agreement, dated as of June 24, 2005, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citicorp USA, Inc., as syndication agent, and Credit Suisse, Cayman Islands Branch, Deutsche Bank Securities Inc. and Sumitomo Mitsui Banking Corporation, as documentation agents, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated June 30, 2005.

Exhibit
Number		Exhibit Name

10.26		Amended and Restated Five-Year Term Loan Credit Agreement, dated as of June 24, 2005, among Visteon, Oasis Holdings Statutory Trust, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citicorp USA, Inc., as syndication agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated June 30, 2005.
10	.26.1	First Amendment, dated as of January 9, 2006, to the Amended and Restated Five-Year Term Loan Credit Agreement, dated as of June 24, 2005, among Visteon, Oasis Holdings Statutory Trust, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citicorp USA, Inc., as syndication agent, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated January 13, 2006.
10.27		Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*
10.28		Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.29		Letter Agreement, effective as of May 23, 2005, between Visteon and Mr. Donald J. Stebbins is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 23, 2005.*
10.30		Visteon Corporation Non-Employee Director Stock Unit Plan is incorporated herein by reference to Appendix C to the Proxy Statement of Visteon dated March 30, 2004.*
10	.30.1	Amendments to the Visteon Corporation Non-Employee Director Stock Unit Plan, effective as of December 14, 2005 and February 9, 2006 is incorporated herein by reference to Exhibit 10.30.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.31		Employment Agreement dated as of June 2, 2004 between Visteon and James F. Palmer is incorporated herein by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2004.*
10.32		Visteon Executive Severance Plan is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.33		Form of Executive Retiree Health Care Agreement is incorporated herein by reference to Exhibit 10.28 to the Current Report on Form 8-K of Visteon dated December 9, 2004.*
10	.33.1	Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.33 hereto entered into by Visteon with Messrs. Johnston, Stebbins and Palmer is incorporated herein by reference to Exhibit 10.33.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.34		Funding Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated March 10, 2005.
10	.34.1	Amendment, effective as of May 24, 2005, to the Funding Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 25, 2005.
10.35		Master Equipment Bailment Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated March 10, 2005.

Exhibit
Number		Exhibit Name

10	.35.1	Amendment, effective as of May 1, 2005, to the Master Equipment Bailment Agreement, dated as of March 10, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated May 25, 2005.
10.36		Resignation Agreement, dated as of March 10, 2005, between Visteon and Stacy L. Fox is incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2004.*
10.37		Consulting Agreement, dated as of March 10, 2005, between Visteon and Stacy L. Fox is incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2004.*
10.38		Contribution Agreement, dated as of September 12, 2005, between Visteon and VHF Holdings, Inc. is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.39		Visteon “A” Transaction Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.40		Visteon “B” Purchase Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.41		Escrow Agreement, dated as of October 1, 2005, among Visteon, Ford and Deutsche Bank Trust Company Americas, as escrow agent, is incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.42		Reimbursement Agreement, dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.43		Master Services Agreement, dated as of September 30, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.44		Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.45		Visteon Hourly Employee Conversion Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.46		Visteon Salaried Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10	.46.1	Amendment to Salaried Employee Lease Agreement and Payment Acceleration Agreement, dated as of March 30, 2006, among Visteon, Ford Motor Company and Automotive Components Holdings, LLC.
10.47		Visteon Salaried Employee Lease Agreement (Rawsonville/ Sterling), dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.48		Visteon Salaried Employee Transition Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of Visteon dated October 6, 2005.

Exhibit
Number	Exhibit Name

10.49	Purchase and Supply Agreement, dated as of September 30, 2005, between Visteon (as seller) and Automotive Components Holdings, LLC (as buyer) is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.50	Purchase and Supply Agreement, dated as of September 30, 2005, between Automotive Components Holdings, LLC (as seller) and Visteon (as buyer) is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.51	Purchase and Supply Agreement, dated as of October 1, 2005, between Visteon (as seller) and Ford (as buyer) is incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.52	Intellectual Property Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.53	Software License and Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc. and Automotive Components Holdings, Inc. is incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.54	Intellectual Property License Agreement, dated as of October 1, 2005, among Visteon, Visteon Global Technologies, Inc. and Ford is incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.55	Form of Secured Promissory Note of Visteon, as issued on September 19, 2005, is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.56	Master Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
12.1	Statement re: Computation of Ratios.
14.1	Visteon Corporation — Ethics and Integrity Policy, as amended effective September 23, 2005 (code of business conduct and ethics) is incorporated herein by reference to Exhibit 14.1 to the Current Report on Form 8-K of Visteon dated September 28, 2005.
15.1	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 9, 2006 relating to Financial Information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated May 10, 2006.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated May 10, 2006.
32.1	Section 1350 Certification of Chief Executive Officer dated May 10, 2006.
32.2	Section 1350 Certification of Chief Financial Officer dated May 10, 2006.

†	Portions of these exhibits have been redacted pursuant to confidential treatment requests filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.