Form 10-Q
period 2006-06-30
VISTEON CORP
filed 2006-08-08
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006, or
☐
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
Yes  ✓    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer    ✓    Accelerated Filer           Non-Accelerated Filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No  ✓
As of July 31, 2006, the Registrant had outstanding 128,082,419 shares of common stock, par value $1.00 per share.
Exhibit index located on page number 55.

VISTEON CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Visteon Corporation
We have reviewed the accompanying consolidated balance sheets of Visteon Corporation and its subsidiaries as of June 30, 2006 and the related consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2006 and June 30, 2005 and the consolidated statement of cash flows for the six-month periods ended June 30, 2006 and June 30, 2005. These interim financial statements are the responsibility of the Company’s management.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
August 8, 2006

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(Dollars in Millions, Except Per Share Data)
Net sales
Products	$2,863	$5,003	$5,679	$9,990
Services	138	—	283	—

	3,001	5,003	5,962	9,990
Cost of sales
Products	2,553	4,760	5,126	9,600
Services	137	—	281	—

	2,690	4,760	5,407	9,600

Gross margin	311	243	555	390
Selling, general and administrative expenses	194	274	362	524
Asset impairments	22	1,176	22	1,176
Restructuring expenses	12	—	21	7
Reimbursement from Escrow Account	12	—	21	—

Operating income (loss)	95	(1,207)	171	(1,317)
Interest expense	53	36	100	70
Interest income	7	5	15	10
Debt extinguishment gain	8	—	8	—
Equity in net income of non-consolidated affiliates	12	8	19	14

Income (loss) before income taxes, minority interests, change in accounting and extraordinary item	69	(1,230)	113	(1,363)
Provision (benefit) for income taxes	17	(2)	47	20
Minority interests in consolidated subsidiaries	10	10	17	18

Net income (loss) before change in accounting and extraordinary item	42	(1,238)	49	(1,401)
Cumulative effect of change in accounting, net of tax	—	—	(4)	—

Net income (loss) before extraordinary item	42	(1,238)	45	(1,401)
Extraordinary item, net of tax	8	—	8	—

Net income (loss)	$50	$(1,238)	$53	$(1,401)

Per share data:
Basic and diluted earnings (loss) per share before change in accounting and extraordinary item	$0.33	$(9.85)	$0.38	$(11.15)
Cumulative effect of change in accounting, net of tax	—	—	(0.03)	—

Basic and diluted earnings (loss) per share before extraordinary item	0.33	(9.85)	0.35	(11.15)
Extraordinary item, net of tax	0.06	—	0.06	—

Basic and diluted earnings (loss) per share	$0.39	$(9.85)	$0.41	$(11.15)

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30	December 31
	2006	2005

	(Dollars in Millions)
ASSETS
Cash and equivalents	$836	$865
Accounts receivable, net	1,824	1,738
Inventories, net	570	537
Other current assets	238	205

Total current assets	3,468	3,345
Equity in net assets of non-consolidated affiliates	210	226
Property and equipment, net	3,029	2,973
Other non-current assets	190	192

Total assets	$6,897	$6,736

LIABILITIES AND SHAREHOLDERS’ EQUITY/ (DEFICIT)
Short-term debt, including current portion of long-term debt	$131	$485
Accounts payable	1,710	1,803
Employee benefits, including pensions	265	233
Other current liabilities	437	438

Total current liabilities	2,543	2,959
Long-term debt	1,910	1,509
Postretirement benefits other than pensions	826	878
Employee benefits, including pensions	653	647
Deferred income taxes	212	175
Other non-current liabilities	447	382
Minority interests in consolidated subsidiaries	249	234
Shareholders’ equity/ (deficit)
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 128 million and 129 million shares outstanding, respectively)	131	131
Stock warrants	127	127
Additional paid-in capital	3,397	3,396
Accumulated deficit	(3,387)	(3,440)
Accumulated other comprehensive loss	(181)	(234)
Other	(30)	(28)

Total shareholders’ equity/ (deficit)	57	(48)

Total liabilities and shareholders’ equity/ (deficit)	$6,897	$6,736

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Months Ended
	June 30

	2006	2005

	(Dollars in Millions)
Operating activities
Net income (loss)	$53	$(1,401)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	208	356
Postretirement benefit relief	(72)	—
Asset impairments	22	1,176
Extraordinary item, net of tax	(8)	—
Equity in net income of non-consolidated affiliates, net of dividends remitted	3	16
Other non-cash items	(4)	23
Changes in assets and liabilities:
Accounts receivable	(11)	48
Inventories	(19)	(17)
Accounts payable	(173)	108
Other assets and liabilities	77	196

Net cash provided from operating activities	76	505
Investing activities
Capital expenditures	(183)	(277)
Proceeds from sales of assets	11	35
Other investments	—	(16)

Net cash used by investing activities	(172)	(258)
Financing activities
Short-term debt, net	(373)	(116)
Proceeds from debt, net of issuance costs	1,176	34
Principal payments on debt	(610)	(19)
Repurchase of unsecured debt securities	(141)	—
Other, including book overdrafts	(9)	(54)

Net cash provided from (used by) financing activities	43	(155)
Effect of exchange rate changes on cash	24	(21)

Net (decrease) increase in cash and equivalents	(29)	71
Cash and equivalents at beginning of year	865	752

Cash and equivalents at end of period	$836	$823

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Description of Business and Company Background
Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of automotive systems, modules and components to global vehicle manufacturers and the automotive aftermarket. Headquartered in Van Buren Township, Michigan, with regional headquarters in Kerpen, Germany and Shanghai, China, the Company has a workforce of approximately 47,000 employees and a network of manufacturing operations, technical centers, sales offices and joint ventures in every major geographic region of the world.
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
The Company maintains significant commercial relationships with Ford and its affiliates. Accordingly, transactions with Ford constitute a significant amount of the Company’s product sales and services revenues, accounts receivable and certain postretirement benefit obligations as summarized below:

	Three-Months Ended		Six-Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(Dollars in Millions)
Product sales	$1,371	$3,223	$2,710	$6,477
Services revenues	$138	$—	$283	$—

	June 30	December 31
	2006	2005

	(Dollars in Millions)
Accounts receivable, net	$616	$618
Postretirement employee benefit related obligations	$130	$156

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Basis of Presentation
Interim Financial Statements: The unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.
These interim consolidated financial statements include adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows of the Company for the interim periods presented. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC. Interim results are not necessarily indicative of full year results.
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
Recent Accounting Pronouncements: In July 2006, the Financial Accounting Standards Board (“FASB”) reaffirmed its decision to make the recognition provisions of its proposed standard, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” effective for public companies with fiscal years ending after December 15, 2006. Accordingly, the Company anticipates adoption of the new standard when issued during the latter half of 2006. The impact of this pronouncement is contingent upon the requirements of the final pronouncement as well as certain market conditions at the time of adoption. However, while adoption could have a material impact on the Company’s financial position it is not expected to impact the Company’s consolidated results of operations or cash flows.
In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” an interpretation of Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” This Interpretation clarifies the accounting for income taxes recognized in accordance with SFAS 109 with respect to recognition and measurement for tax positions that are taken or expected to be taken in a tax return. FIN 48 is effective on January 1, 2007 and the Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 2. Basis of Presentation — (Continued)
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets.” This statement amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective on January 1, 2007 and the Company is currently evaluating the impact on its consolidated financial statements.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123(R)”), “Share-Based Payments.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their estimated fair value. SFAS 123(R) was adopted by the Company effective January 1, 2006 using the modified-prospective method. In accordance with the modified-prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under the modified-prospective method, compensation expense includes:

•	Share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation.”

•	Share-based payments granted subsequent to January 1, 2006, based on the fair value estimated in accordance with the provisions of SFAS 123(R).
The cumulative effect, net of tax, of adoption of SFAS 123(R) was $4 million or $0.03 per share as of January 1, 2006. The Company recorded $5 million, or $0.04 per share, and $11 million, or $0.09 per share, of incremental compensation expense during the three and six-month periods ended June 30, 2006, respectively, under SFAS 123(R) when compared to the amount that would have been recorded under SFAS 123. Additional disclosures required by SFAS 123(R) regarding the Company’s stock-based compensation plans and related accounting are provided in Note 4 “Stock-Based Compensation.”

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

	Three-Months Ended	Six-Months Ended
	June 30, 2005	June 30, 2005

	(Dollars in Millions,
	Except Per Share Amounts)
Net loss, as reported	$(1,238)	$(1,401)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	5	7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(8)

Pro forma net loss	$(1,238)	$(1,402)

Net loss per share:
As reported:
Basic and diluted	$(9.85)	$(11.15)
Pro forma:
Basic and diluted	$(9.85)	$(11.16)
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was adopted by the Company effective from January 1, 2006 and did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 3.	Extraordinary Item
On April 27, 2006 the Company’s wholly-owned, consolidated subsidiary Carplastic, S.A. de C.V. acquired all of the real property, inventories, furniture, fixtures, tools, and related equipment of Guide Lighting Technologies of Mexico S. de R.L. de C.V., a lighting manufacturing facility located in Monterrey, Mexico.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Extraordinary Item — (Continued)
In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations,” the Company allocated the purchase price to the assets and liabilities acquired. The sum of the amounts assigned to the assets and liabilities acquired exceeded the cost of the acquired entity and that excess was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired non-financial assets (i.e. property and equipment). An excess of $8 million remained after reducing to zero the amounts that otherwise would have been assigned to the non-financial assets, and was recorded as an extraordinary gain in the accompanying consolidated financial statements.

NOTE 4.	Stock-Based Compensation
Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective transition method, and accordingly prior period amounts have not been restated to reflect and do not include the impact of SFAS 123(R). Prior to the adoption of SFAS 123(R) the Company accounted for stock-based compensation in accordance with SFAS 123. The Company recorded compensation expense for various stock-based compensation awards issued pursuant to the plans described below in the amounts of $24 million and $5 million, including the cumulative effect of change in accounting, for the three-month periods ended June 30, 2006 and 2005, respectively, and $31 million and $7 million for the six-month periods ended June 30, 2006 and 2005, respectively. No related income tax benefits were recorded during the three and six-month periods ended June 30, 2006 and 2005, respectively.
Stock-Based Compensation Plans
The Visteon Corporation 2004 Incentive Plan (“2004 Incentive Plan”) that was approved by shareholders, is administered by the Organization and Compensation Committee of the Board of Directors and provides for the grant of incentive and nonqualified stock options, stock appreciation rights (“SARs”), performance stock rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock and various other rights based on common stock. The maximum number of shares of common stock that may be subject to awards under the 2004 Incentive Plan is approximately 22 million shares, including an additional 7 million shares approved on May 10, 2006. During the three and six-month periods ended June 30, 2006, the Company granted under the 2004 Incentive Plan approximately 50,000 and 5 million SARs and approximately 35,000 and 2 million RSUs, respectively. During the three and six-month periods ended June 30, 2006, the Company granted approximately 25,000 RSAs and 41,000 stock options under the 2004 Incentive Plan. At June 30, 2006, there were approximately 8 million shares of common stock available for grant under the 2004 Incentive Plan.
The Visteon Corporation Employees Equity Incentive Plan (“EEIP”) that was approved by shareholders is administered by the Organization and Compensation Committee of the Board of Directors and provides for the grant of nonqualified stock options, SARs, performance stock rights and stock, and various other rights based on common stock. The maximum number of shares of common stock that may be subject to awards under the EEIP is approximately 7 million shares. At June 30, 2006, there were approximately 1 million shares of common stock available for grant under the EEIP although the Company has not granted shares under this plan during 2006.
The Visteon Corporation Restricted Stock Plan for Non-Employee Directors provides for the automatic annual grant of RSUs to non-employee directors. RSUs awarded under the Non-Employee Director Stock Unit Plan vest immediately, but are distributed after the participant terminates service as a non-employee director of the Company.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Stock-Based Compensation — (Continued)
Stock-Based Compensation Awards
Substantially all of the Company’s stock-based compensation awards take the form of stock options, SARs, RSAs and RSUs.

•	Stock options and SARs granted under the aforementioned plans have an exercise price equal to the average of the highest and lowest prices at which the Company’s common stock was traded on the New York Stock Exchange on the date of grant and become exercisable on a ratable basis over a three year vesting period. Stock options and SARs granted under the 2004 Incentive Plan after December 31, 2003 expire five to seven years following the grant date. Stock options granted under the EEIP, and those granted prior to January 1, 2004 under the 2004 Incentive Plan, expire 10 years after the grant date. Stock options are settled in shares of the Company’s common stock upon exercise. Accordingly, such amount is recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” SARs are settled in cash and accordingly result in the recognition of a liability representing the vested portion of the obligation. As of June 30, 2006 and December 31, 2005, approximately $19 million and less than $1 million, respectively, of such liability is recorded in the Company’s consolidated balance sheets under the caption “Other non-current liabilities.”

•	RSAs and RSUs granted under the aforementioned plans vest after a designated period of time (“time-based”), which is generally two to five years, or upon the achievement of certain performance goals (“performance-based”) at the completion of a performance period, which is generally three years. RSAs are settled in shares of the Company’s common stock upon the lapse of restrictions on the underlying shares. Accordingly, such amount is recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” RSUs awarded under the 2004 Incentive Plan are settled in cash and, accordingly, result in the recognition of a liability representing the vested portion of the obligation. As of June 30, 2006 and December 31, 2005, approximately $11 million and $1 million, respectively, of the current portion of such liability is recorded in the Company’s consolidated balance sheets under the caption “Other current liabilities.” As of June 30, 2006 and December 31, 2005, approximately $10 million and $13 million, respectively, of the long-term portion of such liability is recorded under the caption “Other non-current liabilities.”
Fair Value Estimation Methodology and Assumptions
The Company’s use of the Black-Scholes option pricing model requires management to make various assumptions including the risk-free interest rate, expected term, expected volatility, and dividend yield. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. The risk-free rate for periods during the contractual life of stock-based compensation rewards is based on the U.S. Treasury yield curve in effect at the time of grant. Dividend yield assumptions are based on historical patterns and future expectations.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Stock-Based Compensation — (Continued)
Prior to the adoption of SFAS 123(R) the Company used the Black-Scholes option pricing model to determine the fair value of its equity based awards. All other awards were based on the intrinsic value of the underlying stock. The weighted average assumptions used to estimate the fair value for stock options granted during the three and six-month periods ended June 30, 2006 and 2005 are as follows:

	Three-Months Ended		Six-Months Ended
	June 30		June 30

	2006	2005	2006	2005

Expected term (in years)	4	4	4	4
Risk-free interest rate	5.1%	3.8%	5.1%	4.0%
Expected volatility	57.0%	50.0%	57.0%	44.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
The weighted average assumptions used to estimate the fair value of SARs for the three and six-month periods ended June 30, 2006 are an expected term of 3 years, a risk-free rate of 5.1%, expected volatility of 57% and an expected dividend yield of zero.
Stock Appreciation Rights and Stock Options
The following is a summary of the range of exercise prices for stock options and SARs that are currently outstanding and that are currently exercisable at June 30, 2006:

				Stock Options and
	Stock Options and SARs Outstanding			SARs Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining Life	Exercise Price	Exercisable	Price

	(In Thousands)	(In Years)		(In Thousands)
$ 4.00 - $ 7.00	15,019	4.8	$5.91	6,331	$6.51
$ 7.01 - $12.00	3,192	3.0	$9.93	2,041	$9.90
$12.01 - $17.00	4,359	5.0	$13.43	4,359	$13.43
$17.01 - $22.00	2,240	4.8	$17.46	2,240	$17.46

	24,810	4.6		14,971

The intrinsic value of stock options and SARs outstanding and exercisable was approximately $20 million and $4 million, respectively, at June 30, 2006. The weighted average fair value of SARs granted was $4.50 for the three-month period ended June 30, 2006. No SARs were granted during the three-month period ended June 30, 2005. The weighted average fair value of SARs granted was $4.29 and $3.37 for the six-month periods ended June 30, 2006 and 2005, respectively. The weighted average fair value of stock options granted was $2.79 and $2.74 for the three-month periods ended June 30, 2006 and 2005, respectively, and $2.79 and $2.46 for the six-month periods ended June 30, 2006 and 2005, respectively.
As of June 30, 2006, there was approximately $4 million and $13 million of total unrecognized compensation cost related to non-vested stock options and SARs, respectively, granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted average period of approximately 2 years.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Stock-Based Compensation — (Continued)
A summary of activity for the three and six-month periods ended June 30, 2006, including award grants, exercises and forfeitures is provided below for stock options and SARs.

		Weighted		Weighted
		Average		Average
	Stock Options	Exercise Price	SARs	Exercise Price

	(In Thousands)		(In Thousands)
Outstanding at December 31, 2005	15,014	$10.67	6,103	$7.44
Granted	—	—	4,658	$4.76
Forfeited or expired	(265)	$6.63	(233)	$7.43

Outstanding at March 31, 2006	14,749	$10.64	10,528	$6.30
Granted	41	$5.79	50	$5.85
Exercised	(96)	$6.63	(72)	$6.25
Forfeited or expired	(296)	$13.88	(94)	$6.86

Outstanding at June 30, 2006	14,398	$10.59	10,412	$6.29

Exercisable at June 30, 2006	12,471	$11.14	2,500	$8.06

Restricted Stock Units and Restricted Stock Awards
The weighted average grant date fair value of RSUs granted was $5.80 and $6.42 for the three-month periods ended June 30, 2006 and 2005, respectively, and $4.81 and $6.27 for the six-month periods ended June 30, 2006 and 2005, respectively. The weighted average grant date fair value of RSAs was $5.85 and $3.47 for the three and six-month periods ended June 30, 2006 and 2005, respectively. The total fair value of RSAs vested during the six-month periods ended June 30, 2006 and 2005 was approximately $10 million and $1 million, respectively. As of June 30, 2006, there was approximately $1 million and $24 million of total unrecognized compensation cost related to non-vested RSAs and RSUs, respectively, granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted average period of approximately 3 years for RSAs and approximately 2 years for RSUs.
A summary of activity for the three and six-month periods ended June 30, 2006, including award grants, exercises and forfeitures is provided below for RSAs and RSUs.

			Weighted Average
	RSAs	RSUs	Grant Date Fair Value

	(In Thousands)
Non-vested at December 31, 2005	2,217	5,599	$7.89
Granted	—	2,098	$4.76
Vested	(2,015)	(35)	$6.83
Forfeited	(15)	(202)	$7.73

Non-vested at March 31, 2006	187	7,460	$8.30
Granted	25	35	$5.82
Vested	(3)	(132)	$7.68
Forfeited	—	(122)	$6.57

Non-vested at June 30, 2006	209	7,241	$7.33

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Restructuring Activities
The Company has undertaken various restructuring activities designed to achieve its strategic objectives and improve profitability. Restructuring activities include, but are not limited to, plant closures, employee reductions, production relocation, administrative realignment and consolidation of available capacity and resources. The Company expects to finance restructuring programs through cash reimbursement from an escrow account established pursuant to the ACH Transactions, from cash generated from its ongoing operations, or from cash available under its existing debt agreements, subject to the terms of applicable covenants. The Company does not expect that the execution of these programs will have a significant adverse impact on its liquidity position.
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

	Three-Months Ended	Six-Months Ended	Inception through
	June 30, 2006	June 30, 2006	June 30, 2006

	(Dollars in Millions)
Beginning escrow account available	$351	$380	$400
Add: Investment earnings	2	6	10
Deduct: Disbursements for restructuring costs	(12)	(45)	(69)

Ending escrow account available	$341	$341	$341

As of June 30, 2006 and December 31, 2005, approximately $3 million and $27 million, respectively, of amounts receivable from the escrow account were included in the Company’s consolidated balance sheets.
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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 5. Restructuring Activities — (Continued)
The Company estimates that the total cash cost associated with this three-year improvement plan will be approximately $550 million, offset by $400 million of escrow account reimbursement. Generally, charges are recorded as elements of the plan are finalized and the timing of activities and the amount of related costs are not likely to change. The Company has incurred $58 million in cumulative restructuring costs related to the three-year improvement plan including $36 million, $11 million, $6 million and $5 million for the Other, Electronics, Interiors and Climate product groups respectively. Substantially all restructuring expenses recorded to date relate to employee severance and termination benefit costs and are aggregated in the consolidated financial statements as “Restructuring expenses” on the consolidated statements of operations.
Significant restructuring actions under the three-year improvement Plan for the three-month period ended June 30, 2006 include the following:

•	Approximately $6 million was recorded related to the closing of a European Interiors manufacturing facility. Substantially all of the charges recorded for this action are for employee severance and termination benefit costs, which relate to approximately 350 hourly and salaried employees. This action is expected to be completed during the third quarter of 2006.

•	Approximately $3 million was recorded related to the closing of a Climate manufacturing facility in Mexico. Substantially all of the charges recorded for this action are for employee severance and termination benefit costs, which relate to approximately 150 hourly and salaried employees. This action is expected to be completed during the third quarter of 2006.
Restructuring Reserves
The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three and six-month periods ended June 30, 2006. Substantially all of the reserve balances as of June 30, 2006 are related to the Three-Year Improvement Plan.

	Interiors	Climate	Electronics	Other	Total

	(Dollars in Millions)
December 31, 2005	$—	$—	$2	$12	$14
Expenses	—	2	6	1	9
Utilization	—	(2)	(3)	(7)	(12)

March 31, 2006	—	—	5	6	11
Expenses	6	4	—	2	12
Utilization	—	—	(1)	(2)	(3)

June 30, 2006	$6	$4	$4	$6	$20

NOTE 6.	Asset Impairments
2006 Impairment Actions
In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” and in connection with restructuring activities undertaken at a European Interiors facility, the Company recorded an asset impairment of $10 million to reduce the net book value of certain long-lived assets to their estimated fair value.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 6. Asset Impairments — (Continued)
Vitro Flex, S.A. de C.V. (“Vitro Flex”), a Mexican corporation, is a joint venture 38% owned by the Company and its subsidiaries. Vitro Flex manufactures and supplies tempered and laminated glass for use in automotive vehicles. In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” the Company determined that an “other than temporary” decline in the fair market value of this investment occurred. Consequently, the Company reduced the carrying value of its investment in Vitro Flex by approximately $12 million to its estimated fair market value at June 30, 2006.
2005 Impairment Actions
On May 24, 2005, the Company and Ford entered into a non-binding MOU, setting forth a framework for the transfer of the Business to a Ford-controlled entity. In September 2005, the Company and Ford entered into several definitive agreements and the Company completed the transfer of the Business to ACH, an indirect, wholly-owned subsidiary of the Company.
Following the signing of the MOU and at June 30, 2005, the Company classified the manufacturing facilities and associated assets, including inventory, machinery, equipment and tooling to be sold as “held for sale.” The liabilities to be assumed or forgiven by Ford pursuant to the ACH Transactions, including employee liabilities and postretirement employee benefits payable to Ford were classified as “liabilities associated with assets held for sale” in the Company’s consolidated balance sheet following the signing of the MOU. SFAS 144 requires long-lived assets that are considered “held for sale” to be measured at the lower of their carrying value or fair value less cost to sell and future depreciation of such assets is ceased. During the three-month period ended June 30, 2005, the Company’s Automotive Operations segment recorded a non-cash impairment charge of $920 million to write-down those assets considered “held for sale” to their aggregate estimated fair value less cost to sell.
Additionally, during the three-month period ended June 30, 2005, the Automotive Operations segment recorded an impairment charge of $256 million to reduce the net book value of certain long-lived assets considered to be “held for use” to their estimated fair value. The impairment assessment was performed pursuant to impairment indicators including lower than anticipated current and near term future production volumes and the related impact on the Company’s projected operating results and cash flows.

NOTE 7.	Inventories
Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. A summary of inventories is provided below:

	June 30	December 31
	2006	2005

	(Dollars in Millions)
Raw materials	$166	$158
Work-in-process	265	242
Finished products	194	182

	625	582
Valuation reserves	(55)	(45)

	$570	$537

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Property and Equipment
Property and equipment is stated at cost and is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property and equipment is provided below:

	June 30	December 31
	2006	2005

	(Dollars in Millions)
Land	$115	$113
Buildings and improvements	1,219	1,148
Machinery, equipment and other	3,855	3,492
Construction in progress	182	200

Total property and equipment	5,371	4,953
Accumulated depreciation	(2,508)	(2,140)

	2,863	2,813
Special tools, net of amortization	166	160

	$3,029	$2,973

Depreciation and amortization expenses are summarized as follows:

	Three-Months Ended		Six-Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(Dollars in Millions)
Depreciation	$93	$154	$181	$304
Amortization	13	26	27	52

	$106	$180	$208	$356

NOTE 9.	Non-Consolidated Affiliates
The Company had $210 million and $226 million of equity in the net assets of non-consolidated affiliates at June 30, 2006 and December 31, 2005, respectively. The following table presents summarized financial data for such non-consolidated affiliates. The amounts included in the table below represent 100% of the results of operations of the Company’s non-consolidated affiliates accounted for under the equity method.
Summarized financial data for the three-month periods ended June 30 are as follows:

	Net Sales		Gross Margin		Net Income

	2006	2005	2006	2005	2006	2005

	(Dollars in Millions)
Yanfeng Visteon Automotive Trim Systems Co., Ltd.	$353	$228	$54	$34	$14	$7
All other	184	144	33	22	9	10

	$537	$372	$87	$56	$23	$17

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Non-Consolidated Affiliates — (Continued)
Summarized financial data for the six-month periods ended June 30 are as follows:

	Net Sales		Gross Margin		Net Income

	2006	2005	2006	2005	2006	2005

	(Dollars in Millions)
Yanfeng Visteon Automotive Trim Systems Co., Ltd.	$664	$421	$102	$60	$25	$13
All other	316	292	46	44	12	16

	$980	$713	$148	$104	$37	$29

The Company’s share of net assets and net income is reported in the consolidated financial statements as “Equity in net assets of non-consolidated affiliates” on the consolidated balance sheets and “Equity in net income of non-consolidated affiliates” on the consolidated statements of operations. Included in the Company’s accumulated deficit is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $110 million and $130 million at June 30, 2006 and December 31, 2005, respectively.

NOTE 10.	Other Liabilities
Other current liabilities are summarized as follows:

	June 30	December 31
	2006	2005

	(Dollars in Millions)
Salaries, wages and employer taxes	$138	$83
Product warranty and recall	80	74
Postretirement employee benefits other than pensions	37	42
Interest	34	46
Income taxes payable	28	23
Restructuring reserves	20	14
Other	100	156

	$437	$438

Other non-current liabilities are summarized as follows:

	June 30	December 31
	2006	2005

	(Dollars in Millions)
Non-income tax liabilities	$130	$131
Product warranty and recall	79	74
Other	238	177

	$447	$382

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Debt
Short-term and long-term debt, including the fair market value of related interest rate swaps, are as follows:

	June 30	December 31
	2006	2005

	(Dollars in Millions)
Short-term debt
Revolving credit facility	$—	$347
Other — short-term	84	107
Current portion of long-term debt	47	31

	131	485

Long-term debt
Five-year term loan due June 25, 2007	—	241
8.25% notes due August 1, 2010	547	701
Seven-year term loan due June 13, 2013	800	—
7.00% notes due March 10, 2014	431	442
Other	132	125

	1,910	1,509

	$2,041	$1,994

On June 13, 2006, the Company entered into a credit agreement with a syndicate of third-party lenders to provide for an $800 million seven-year secured term loan and used the proceeds from that loan to repay borrowings and interest under the $350 million 18-month term loan, the $241 million five-year term loan, and amounts outstanding under the five-year revolving credit facility. Subsequent to closing on the new term loan, the Company initiated open market purchases of its 8.25% notes due 2010. The Company purchased $150 million of the notes at an all-in weighted cost of 94.16% of par, resulting in a gain on early extinguishment of approximately $8 million.
The new credit facility is secured by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including intellectual property, intercompany debt, the capital stock of nearly all direct and indirect subsidiaries (excluding Halla Climate Control) and 65% of the stock of certain first-tier foreign subsidiaries as well as a second-priority lien on substantially all other tangible and intangible assets of the Company and most of its domestic subsidiaries. The terms of the facilities limit the obligations secured by certain U.S. assets to ensure compliance with the Company’s bond indenture. Borrowings under the credit facilities bear interest based on a variable rate interest option selected at the time of borrowing and will mature on June 13, 2013.
The Company also amended its five-year revolving credit facility to reduce the amount available under the facility from $772 million to $500 million. This facility contains certain affirmative and negative covenants including a covenant not to exceed a certain leverage ratio of consolidated total debt to consolidated EBITDA (as defined in the Credit Agreements) of 5.25 for the three-month period ending June 30, 2006; 4.25 for the three-month period ending September 30, 2006; 3.00 for the three-month period ending December 31, 2006; 2.75 for the three-month period ending March 31, 2007; and 2.50 thereafter. In addition, the agreement limits the amount of capital expenditures and cash dividend payments. The Company was in compliance with applicable covenants and restrictions, as amended, as of June 30, 2006.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Employee Retirement Benefits
The components of postretirement benefits other than pensions are as follows:

	June 30	December 31
	2006	2005

	(Dollars in Millions)
Visteon sponsored postretirement benefits other than pensions	$699	$724
Postretirement benefit related obligations to Ford	127	154

Postretirement benefits other than pensions	$826	$878

Net Periodic Benefit Costs
Components of net periodic benefit cost for the three-month periods ended June 30 are as follows:

	Retirement Plans				Health Care
					and Life
					Insurance
	U.S. Plans		Non-U.S. Plans		Benefits

	2006	2005	2006	2005	2006	2005

	(Dollars in Millions)
Service cost	$13	$16	$8	$8	$4	$12
Interest cost	18	18	16	16	10	17
Expected return on plan assets	(18)	(17)	(12)	(15)	—	—
Amortization of:
Plan amendments	1	3	2	2	(12)	—
Actuarial losses and other	2	1	5	2	7	6
Special termination benefits	1	—	—	—	—	—
Curtailment gain	(11)	—	—	—	(37)	—

Visteon sponsored plan net periodic benefit cost	6	21	19	13	(28)	35
Expense for Visteon-assigned Ford-UAW and certain salaried employees	—	29	—	—	(3)	56

Net periodic benefit cost, excluding restructuring	$6	$50	$19	$13	$(31)	$91

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Employee Retirement Benefits — (Continued)
Components of net periodic benefit cost for the six-month periods ended June 30 are as follows:

	Retirement Plans				Health Care
					and Life
					Insurance
	U.S. Plans		Non-U.S. Plans		Benefits

	2006	2005	2006	2005	2006	2005

	(Dollars in Millions)
Service cost	$29	$31	$17	$17	$8	$24
Interest cost	37	36	33	32	21	34
Expected return on plan assets	(36)	(34)	(25)	(30)	—	—
Amortization of:
Plan amendments	3	5	3	4	(25)	(1)
Actuarial losses and other	3	3	10	4	14	13
Special termination benefits	1	—	—	—	—	—
Curtailment gain	(11)	—	(1)	—	(37)	—

Visteon sponsored plan net periodic benefit costs	26	41	37	27	(19)	70
Expense for Visteon-assigned Ford-UAW and certain salaried employees	(3)	56	—	—	(28)	111

Net periodic benefits costs, excluding restructuring	$23	$97	$37	$27	$(47)	$181

Retirement Benefit Related Restructuring Expenses
During the six-month period ended June 30, 2005, the Company recognized $3 million reflecting a pension loss related to the continuation of the voluntary termination incentive program in the U.S. which began in 2004. During the three and six-month periods ended June 30, 2005, the Company recognized $1 million in special termination benefits related to certain non-U.S. pensions.
Contributions
During the six-month period ended June 30, 2006, contributions to the Company’s U.S. retirement plans and postretirement health care and life insurance plans were $19 million and $12 million, respectively, and contributions to non-U.S. retirement plans were $27 million. The Company presently anticipates additional contributions to its U.S. retirement plans and postretirement health care and life insurance plans of $64 million and $23 million, respectively, in 2006 for a total of $83 million and $35 million, respectively. The Company also anticipates additional 2006 contributions to non-U.S. retirement plans of $37 million for a total of $64 million.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Employee Retirement Benefits — (Continued)
Postretirement Benefit Related Relief
Effective January 1, 2006, Ford acquired two plants from ACH, which are located in Rawsonville, Michigan and Sterling Heights, Michigan. In connection with this transaction and the Salaried Employee Transition Agreement between the Company and Ford, certain salaried employees of the Company were transferred to Ford who were eligible for benefits or had rights to benefits under Ford’s postretirement health care and life insurance plans. The Company reported in the consolidated statements of operations as “Costs of sales” approximately $1 million and $24 million related to the relief of postretirement benefits payable to Ford during the three and six-month periods ended June 30, 2006, respectively, and recorded curtailment gains of approximately $48 million in the three-month period ended June 30, 2006 related to the reduction in expected future service in Visteon sponsored postretirement health care and life insurance plans and retirement plans.

NOTE 13.	Income Taxes
The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income (loss) before income taxes, excluding related equity in net income of affiliated companies, for the period. Under Accounting Principles Board Opinion No, 28, “Interim Financial Reporting,” the Company is required to adjust its effective tax rate each three-month period to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
For both the three and six-month periods ended June 30, 2006 and 2005, income taxes included the impact of maintaining a valuation allowance against the Company’s deferred tax assets in the U.S. and certain foreign countries. As a result, income tax benefits attributable to pre-tax losses incurred in the affected jurisdictions were not provided. The Company recorded a provision of $17 million and $47 million for the three and six-month periods ended June 30, 2006, respectively, as compared with a benefit of $2 million and provision of $20 million for the three and six-month periods ended June 30, 2005. The provisions for both the three and six-month periods ended June 30, 2006 reflect income tax expense related to those countries where the Company is profitable and whose results continue to be tax-effected, accrued withholding taxes, and certain non-recurring and other discrete tax items.
Non-recurring and other discrete items recorded in the three-month period ended June 30, 2006 included a $14 million benefit related to the restoration of deferred tax assets associated with the Company’s operations in Brazil. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”) and based on the existence of sustained profitability in Brazil in recent years, including profits generated in 2006, and the most recent assessment of expected future profitability, the Company reversed previously established valuation allowances.
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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Comprehensive Income (Loss)
Comprehensive income (loss), net of tax is summarized below:

	Three-Months Ended		Six-Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(Dollars in Millions)
Net income (loss)	$50	$(1,238)	$53	$(1,401)
Change in foreign currency translation adjustments	28	(86)	64	(134)
Other	(7)	(17)	(11)	(15)

	$71	$(1,341)	$106	$(1,550)

Accumulated other comprehensive loss, net of tax is comprised of the following:

	June 30	December 31
	2006	2005

	(Dollars in Millions)
Foreign currency translation adjustments	$109	$45
Minimum pension liability	(274)	(274)
Realized and unrealized losses on derivatives and other	(16)	(5)

	$(181)	$(234)

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Earnings (Loss) Per Share
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

	Three-Months Ended		Six-Months Ended
	June 30		June 30

	2006	2005	2006	2005

		(Dollars in Millions)
Numerator:
Net income (loss) before change in accounting and extraordinary item	$42	$(1,238)	$49	$(1,401)
Cumulative effect of change in accounting, net of tax	—	—	(4)	—

Net income (loss) before extraordinary item	42	(1,238)	45	(1,401)
Extraordinary item, net of tax	8	—	8	—

Net income (loss)	$50	$(1,238)	$53	$(1,401)

Denominator:
Average common stock outstanding	128.0	128.5	128.2	128.6
Less: Average restricted stock outstanding	(0.2)	(2.8)	(0.7)	(3.0)

Basic shares	127.8	125.7	127.5	125.6
Net dilutive effect of restricted stock	0.1	—	0.1	—

Diluted shares	127.9	125.7	127.6	125.6

Per Share Data:
Basic and diluted earnings (loss) per share before change in accounting and extraordinary item	$0.33	$(9.85)	$0.38	$(11.15)
Cumulative effect of change in accounting, net of tax	—	—	(0.03)	—

Basic and diluted earnings (loss) per share before extraordinary item	0.33	(9.85)	0.35	(11.15)
Extraordinary item, net of tax	0.06	—	0.06	—

Basic and diluted earnings (loss) per share	$0.39	$(9.85)	$0.41	$(11.15)

Stock options to purchase approximately 12 million shares of common stock and warrants to purchase 25 million shares of common stock were not included in the computation of diluted earnings (loss) per share because the effect of including them would have been anti-dilutive, as the exercise price was greater than the average market price of the common shares for the period ended June 30, 2006.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Asset Securitization
The Company has certain agreements in place whereby trade accounts receivable are sold to third-party financial institutions without recourse. The Company sold 54 million euro ($69 million), and 99 million euro ($117 million) under such agreements in Europe as of June 30, 2006 and December 31, 2005, respectively. Additionally, the Company sold 830 million Japanese yen ($7 million) of trade receivables under such agreements as of December 31, 2005.
The Company recognized losses of approximately $1 million and $2 million for the three and six-month periods ended June 30, 2006, respectively, and less than $1 million and approximately $1 million for the three and six-month periods ended June 30, 2005, respectively. Such losses represent the discount from book values at which these receivables were sold to third parties.

NOTE 17.	Commitments and Contingencies
Guarantees
The Company has guaranteed approximately $140 million and $136 million of debt capacity held by consolidated subsidiaries, and $96 million and $84 million for lifetime lease payments held by consolidated subsidiaries at June 30, 2006 and December 31, 2005, respectively. In addition, the Company has guaranteed certain Tier 2 suppliers’ debt and lease obligations and other third-party service providers’ obligations of up to $17 million at June 30, 2006 and $20 million at December 31, 2005, to ensure the continued supply of essential parts.
Vitro Flex manufactures and supplies tempered and laminated glass for use in automotive vehicles. Pursuant to the joint venture agreement the Company is required to provide, through 2008, sales orders and/or other competitively-priced business opportunities meeting certain average annual levels, mainly based on the venture’s manufacturing capacity. In addition to the Company’s equity investment of $8 million, the Company has exposure to the after tax cash effect for shortfalls to agreed upon average annual sales levels pursuant to the joint venture agreement. The Company, pursuant to the terms of the Vitro Flex joint venture agreement, has elected to terminate the aforementioned supply arrangement. However, such termination is not effective until January 2009.
Litigation and Claims
In February 2005, a shareholder lawsuit was filed in the U.S. District Court for the Eastern District of Michigan against the Company and certain current and former officers of the Company. In July 2005, the Public Employees’ Retirement System of Mississippi was appointed as lead plaintiff in this matter. In September 2005, the lead plaintiff filed an amended complaint, which alleges, among other things, that the Company and its independent registered public accounting firm, PricewaterhouseCoopers LLP, made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The named plaintiff seeks to represent a class consisting of purchasers of the Company’s securities during the period between June 28, 2000 and January 31, 2005. Class action status has not yet been certified in this litigation. In December 2005, defendants moved to dismiss the amended complaint for failure to state a claim, and oral arguments on that motion were held in May 2006. No ruling has been made on such motion.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Commitments and Contingencies — (Continued)
In March 2005, a number of current and former directors and officers were named as defendants in two shareholder derivative suits pending in the State of Michigan Circuit Court for the County of Wayne. As is customary in derivative suits, the Company has been named as a defendant in these actions. As a nominal defendant, the Company is not liable for any damages in these suits nor is any specific relief sought against the Company. The complaints allege that, among other things, the individual defendants breached their fiduciary duties of good faith and loyalty and aided and abetted such breaches during the period between January 23, 2004 and January 31, 2005 in connection with the Company’s conduct concerning, among other things, the matters alleged in the securities class action discussed immediately above. The derivative matters have been stayed pending resolution of defendants’ motion to dismiss the securities matter pending in the Eastern District of Michigan.
In March and April 2005, the Company and a number of current and former employees, officers and directors were named as defendants in three class action lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) in the U.S. District Court for the Eastern District of Michigan. In September 2005, the plaintiffs filed an amended and consolidated complaint, which generally alleges that the defendants breached their fiduciary duties under ERISA during the class period by, among other things, continuing to offer Visteon stock as an investment alternative under the Visteon Investment Plan (and the Visteon Savings Plan for Hourly Employees, together the “Plans”), failing to disclose complete and accurate information regarding the prudence of investing in Visteon stock, failing to monitor the actions of certain of the defendants, and failing to avoid conflicts of interest or promptly resolve them. These ERISA claims are predicated upon factual allegations similar to those raised in the derivative and securities class actions described immediately above. The consolidated complaint was brought on behalf of a named plaintiff and a putative class consisting of all participants or beneficiaries of the Plans whose accounts included Visteon stock at any time from July 20, 2001 through May 25, 2005. In November 2005, the defendants moved to dismiss the consolidated amended complaint on various grounds. Settlement negotiations are currently on-going in this matter.
In June 2006, the Company and Ford Motor Company were named as defendants in a purported class action lawsuit brought under ERISA in the United States District Court for the Eastern District of Michigan on behalf of certain former salaried employees of the Company associated with two plants located in Michigan. The complaint alleges that the Company and Ford violated their fiduciary duties under ERISA when they established and spun off the Company and allocated certain pension liabilities between them, and later when they transferred the subject employees to Ford as new hires in 2006 after Ford acquired the plants.
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
The following table provides a reconciliation of changes in product warranty and recall liability for the six-month periods ended June 30, 2006 and 2005:

	Product Warranty
	and Recall

	2006	2005

	(Dollars in Millions)
Beginning balance, January 1	$148	$94
Accruals for products shipped	22	32
Changes in estimates	2	17
Settlements	(13)	(17)

Ending balance, June 30	$159	$126

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
The Company is aware of contamination at some of its properties and relating to various third-party superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites and at June 30, 2006, had recorded a reserve of approximately $9 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Although the Company believes its reserve is adequate based on current information, the Company cannot provide assurance that the eventual environmental investigation, cleanup costs and related liabilities will not exceed the amount of its current reserve.

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
Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at June 30, 2006 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.
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
In late 2005 the Company announced a new operating structure to manage the business on a go-forward basis, post the ACH Transactions. During the three-month period ended March 31, 2006 the Company completed the realignment of its information systems and reporting structures to facilitate financial reporting for the new operating structure. Accordingly, segment disclosures have been updated to reflect the current operating structure and comparable prior period segment data has been revised.

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
Overview of Segments

•	Climate: The Company’s Climate product group includes facilities that primarily manufacture climate products including air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport, and engine induction systems.

•	Electronics: The Company’s Electronics product group includes facilities that primarily manufacture products including audio systems and components, infotainment, driver information, climate control electronics, powertrain controls and lighting.

•	Interiors: The Company’s Interior product group includes facilities that primarily manufacture products including instrument panels, cockpit modules, door trim and floor consoles.

•	Other: The Company’s Other product group includes facilities that primarily manufacture fuel products, chassis products, powertrain products, alternators and starters, as well as parts sold and distributed to the automotive aftermarket.

•	Services: The Company’s Services operations supply leased personnel and transition services to ACH (manufacturing, engineering, and administrative support) as required by certain agreements entered into by the Company with ACH as a part of the ACH Transactions. Under the terms of these agreements, the Company is reimbursed for costs incurred in rendering services to ACH.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Segment Information — (Continued)
Net Sales, Gross Margin and Operating Assets:
A summary of net sales and gross margin by segment is provided below:

	Net Sales				Gross Margin

	Three-Months Ended		Six-Months Ended		Three-Months Ended		Six-Months Ended
	June 30		June 30		June 30		June 30

	2006	2005	2006	2005	2006	2005	2006	2005

	(Dollars in Millions)
Climate	$821	$773	$1,604	$1,491	$65	$69	$119	$132
Electronics	825	875	1,620	1,756	114	90	211	195
Interiors	722	822	1,432	1,665	23	4	42	19
Other	677	667	1,341	1,324	59	56	109	75
Eliminations	(182)	(265)	(318)	(569)	—	—	—	—

Total products	2,863	2,872	5,679	5,667	261	219	481	421
Services	138	—	283	—	1	—	2	—

Total segments	3,001	2,872	5,962	5,667	262	219	483	421
Reconciling Items
ACH	—	2,131	—	4,323	—	24	—	(31)
Corporate	—	—	—	—	49	—	72	—

Total consolidated	$3,001	$5,003	$5,962	$9,990	$311	$243	$555	$390

Inventories and property and equipment for reportable segments are as follows:

			Property and
	Inventories		Equipment, net

	June 30	December 31	June 30	December 31
	2006	2005	2006	2005

	(Dollars in Millions)
Climate	$172	$143	$913	$858
Electronics	115	114	703	702
Interiors	60	63	449	425
Other	223	217	384	382

Total products	570	537	2,449	2,367
Services	—	—	—	—

Total segments	570	537	2,449	2,367
Reconciling Items
Corporate	—	—	580	606

Total consolidated	$570	$537	$3,029	$2,973

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Segment Information — (Continued)
Reconciling Items
Significant adjustments necessary to reconcile segment net sales, gross margin, inventories, net and property and equipment, net to the Company’s consolidated amounts are described as follows:

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
Executive Summary
Business Overview
Visteon Corporation is a leading global supplier of climate, interiors, electronics and other automotive systems, modules and components to vehicle manufacturers as well as the automotive aftermarket. The Company sells to the world’s largest vehicle manufacturers including BMW, DaimlerChrysler, Ford, General Motors, Honda, Hyundai/Kia, Nissan, Peugeot, Renault, Toyota and Volkswagen.
The Company has a broad network of manufacturing, technical engineering and joint venture operations throughout the world, supported by approximately 47,000 employees dedicated to the design, development, manufacture and support of its product offering and its global customers, and conducts its business across five segments: Climate, Interiors, Electronics, Other and Services.
Visteon has embarked upon a multi-phase, multi-year plan to focus its business, improve its operating position and competitive profile and to ultimately achieve sustainable profitability. A significant milestone in this long-term plan was the successful completion of the ACH Transactions with Ford on October 1, 2005. Although the ACH Transactions resulted in a significant reduction in the Company’s total sales (the business constituted approximately $6 billion in 2005 sales through the date of the transaction), this business was loss making and the Company’s ability to improve profitability was significantly restricted given the inflexible operating arrangements. Further, pursuant to this transaction, the Company transferred all master Ford-UAW employees to ACH including full relief of approximately $2.2 billion of related postretirement employee obligations and received cash funding for future restructuring actions with the establishment of a $400 million escrow account funded by Ford under the terms of the Escrow Agreement.
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
Highlights for the Three-Month Period Ended June 30, 2006
Financial highlights for the three-month period ended June 30, 2006 include:

•	Net product sales were $2.9 billion, of which non-Ford customers accounted for 52%

•	Gross margin of 10.4%, up from 4.9% in 2005

•	SG&A of $194 million, lower than 2005 by $80 million

•	Net income of $50 million or $0.39 per diluted share, compared to a net loss of $1,238 million or $9.85 per diluted share in 2005

The automotive industry remains challenging in North America and Europe, with continued market share pressures concentrated with U.S. vehicle manufacturers. While the ACH Transactions significantly reduced the Company’s exposure to Ford’s North America vehicle production, Ford remains an important customer, constituting 48% of the Company’s product sales. Both Ford North America and Europe production volumes decreased year-over-year. Further, the Company has significant content on certain key Nissan vehicles produced for the North America market which also posted year-over-year production declines. These vehicle production declines, as well as unfavorable vehicle mix, pressured the Company’s net sales and gross margin for the three-month period ended June 30, 2006. These pressures were offset by net sales increases associated with new business launches and continued growth in the Company’s Asia Pacific operations.
Continued declines in Ford’s vehicle production could materially affect the Company’s operating results and the Company continues to work with other vehicle manufacturers to further its sales growth and diversification. During the three-month period ended June 30, 2006, the Company was awarded new programs across all of its product groups by Hyundai/ Kia, DaimlerChrylser, Nissan as well as Ford. In addition, the Company was awarded a new 2009 program for its radar based side awareness system by a North American OEM, formally commercializing this innovative technology developed within the Electronics product group. These new programs, coupled with a significant 2009 truck interior program awarded by DaimlerChrysler in the first quarter of 2006, will further diversify the Company’s sales base in future years.
In May 2006, the Company completed its acquisition of a lighting facility in Mexico which supplies General Motors. The facility will be consolidated within the Electronics product group and will compliment the current product portfolio as well as provide a platform for future growth. In connection with the acquisition, the Company recorded an extraordinary gain of $8 million, net of tax.
During the three-month period ended June 30, 2006, the Company undertook financing activities to extend near-term debt maturities, including entering into a new seven-year $800 million secured term loan and the repurchase of $150 million of its 8.25% notes due in 2010. Also, the Company received financing commitments from banks to provide the Company with approximately $700 million in five-year revolving credits facilities for the U.S. and Europe.
During the three-month period ended June 30, 2006, the Company recorded $12 million of restructuring charges associated with its three-year improvement program for severance and related benefits associated with manufacturing facility actions in Europe and Mexico. These restructuring charges were offset by an equal amount of reimbursement from the escrow account. In addition, the Company recognized asset impairments of $22 million in the three-month period ended June 30, 2006 of which $10 million related to the restructuring activities undertaken in Europe and the remaining $12 million representing the Company’s assessment of the carrying value of its investment in a Mexico joint venture. As of June 30, 2006, the Company has transferred approximately 1,000 salaried employees to Ford in connection with the acquisition of two ACH manufacturing facilities by Ford on January 1, 2006. During the three-month period ended June 30, 2006, the Company recognized a $49 million benefit related to the relief of postretirement employee benefits payable to Ford and the reduction in expected future service in Visteon sponsored health and life insurance plans and retirement plans for these transferred employees.
The Company continues to execute its long-term improvement program although no assurances can be provided that the results of these efforts will mitigate the negative industry trends currently being experienced.

Results of Operations
Organization and Operating Structure
In late 2005 the Company announced a new operating structure to manage the business on a go-forward basis, post the ACH Transactions. During the three-month period ended March 31, 2006, the Company completed the accompanying realignment of information systems and reporting structures to facilitate financial reporting under the revised organizational structure. Accordingly, segment disclosures have been updated to reflect the revised operating structure and comparable prior period segment data has been revised. The Company’s revised operating structure is comprised of the following: Climate, Electronics, Interiors, Services and Other. The Company’s segments are disclosed in Note 18 “Segment Information” to the consolidated financial statements.
Three-Month Periods Ended June 30, 2006 and 2005

	Net Sales			Gross Margin

	2006	2005	Change	2006	2005	Change

	(Dollars in Millions)
Climate	$821	$773	$48	$65	$69	$(4)
Electronics	825	875	(50)	114	90	24
Interiors	722	822	(100)	23	4	19
Other	677	667	10	59	56	3
Eliminations	(182)	(265)	83	—	—	—

Total products	2,863	2,872	(9)	261	219	42
Services	138	—	138	1	—	1

Total segments	3,001	2,872	129	262	219	43
Reconciling Items
ACH	—	2,131	(2,131)	—	24	(24)
Corporate	—	—	—	49	—	49

Total consolidated	$3,001	$5,003	$(2,002)	$311	$243	$68

Net Sales
The Company’s net sales were $3 billion in the three-month period ended June 30, 2006, compared with $5 billion in the three-month period ended June 30, 2005, representing a decrease of $2 billion or 40%. The ACH Transactions resulted in a decrease of $2.1 billion, which was partially offset by services revenues of $138 million. Excluding the ACH Transactions and related eliminations and revenue from services provided to ACH, product sales decreased by $92 million. This decrease reflects lower Ford North America vehicle production and unfavorable product mix, lower non-Ford vehicle production, principally Nissan North America, and customer price reductions, offset partially by new business and increased vehicle production in Asia Pacific. Currency favorably impacted sales by $6 million year-over-year.
Net sales for Climate were $821 million in the three-month period ended June 30, 2006, compared with $773 million in the three-month period ended June 30, 2005, representing an increase of $48 million or 6%. Continued growth in the Company’s Asia Pacific consolidated subsidiaries increased net sales by $94 million. This growth was primarily driven by new business and higher Hyundai/ Kia vehicle production, and favorable currency of $14 million, offset partially by customer price reductions. Net sales in North America were $23 million lower year-over-year reflecting lower Ford North America vehicle production and unfavorable product mix. Sales in Europe were essentially flat year-over-year.

Net sales for Electronics were $825 million in the three-month period ended June 30, 2006, compared with $875 million in the three-month period ended June 30, 2005, representing a decrease of $50 million or 6%. The decrease in net sales is attributable primarily to lower vehicle production and unfavorable product mix of $39 million. North America accounted for the majority of this decrease, reflecting lower Ford North America vehicle production and unfavorable product mix. Customer price reductions and unfavorable currency of $8 million, primarily in Europe, further reduced sales year-over-year.
Net sales for Interiors were $722 million in the three-month period ended June 30, 2006, compared with $822 million in the three-month period ended June 30, 2005, representing a decrease of $100 million or 12%. Vehicle production and product mix decreased net sales by $114 million, principally the result of lower Ford and Nissan vehicle production and adverse product mix in North America of $85 million and lower vehicle production by certain Europe OEM’s of $51 million. Higher vehicle production and new business in Asia Pacific partially offset the sales declines in North America and Europe.
Net sales for Other were $677 million in the three-month period ended June 30, 2006, compared with $667 million in the three-month period ended June 30, 2005, representing an increase of $10 million. Vehicle production volume and product mix was flat year-over-year, with favorable currency of $8 million.
Services revenues were $138 million in the three-month period ended June 30, 2006, related to information technology, engineering, administrative and other business support services provided by the Company approximating cost, under the terms of various agreements with ACH.
Gross Margin
The Company’s gross margin was $311 million in the three-month period ended June 30, 2006, compared with $243 million in the three-month period ended June 30, 2005, representing an increase of $68 million or 28%. The increase in gross margin is primarily attributable to the assumption by Ford of OPEB and pension liabilities of $49 million related to the transfer of certain Visteon salaried employees supporting two ACH manufacturing facilities that were transferred to Ford in January 2006, improved operating performance, lower depreciation and amortization expense of $23 million primarily reflecting the impact of the 2005 asset impairments, and net favorable customer settlements of $19 million. These factors were offset partially by the impact of the ACH Transactions of $24 million, lower vehicle production and unfavorable product mix of $20 million, and unfavorable currency of $13 million.
Gross margin for Climate was $65 million in the three-month period ended June 30, 2006, compared with $69 million in the three-month period ended June 30, 2005, representing a decrease of $4 million or 6%. Although net sales increased during the three-month period ended June 30, 2006, unfavorable customer and product mix resulted in a decrease in gross margin of $8 million. Manufacturing and material cost reduction activities, lower depreciation and amortization reflecting the impact of the 2005 asset impairments, and lower OPEB expenses increased gross margin by $24 million. This performance was offset partially by net customer price reductions and increases in raw material costs, principally aluminum, of $19 million. Unfavorable currency reduced gross margin by $1 million.
Gross margin for Electronics was $114 million in the three-month period ended June 30, 2006, compared with $90 million in the three-month period ended June 30, 2005, representing an increase of $24 million or 27%. Lower vehicle production and unfavorable product mix reduced gross margin by $14 million, primarily attributable to lower Ford North America vehicle production. Material and manufacturing cost reduction activities, lower depreciation and amortization reflecting the impact of the 2005 asset impairments, and lower OPEB expenses increased gross margin by $55 million. This performance was offset by net customer price reductions and increases in raw material costs of $10 million. Unfavorable currency reduced gross margin by $7 million.

Gross margin for Interiors was $23 million in the three-month period ended June 30, 2006, compared with $4 million in the three-month period ended June 30, 2005, representing an increase of $19 million. Lower vehicle production volume and unfavorable product mix reduced gross margin by $3 million. Material and manufacturing cost reduction activities, lower depreciation and amortization reflecting the impact of the 2005 asset impairments, and lower OPEB expenses increased gross margin by $5 million. Gross margin further benefited from favorable customer settlements of $21 million. Unfavorable currency reduced gross margin by $4 million.
Gross margin for Other was $59 million in the three-month period ended June 30, 2006, compared with $56 million in the three-month period ended June 30, 2005, representing an increase of $3 million or 5%. Lower vehicle production volume offset by favorable product mix increased gross margin by $5 million. Material and manufacturing cost reduction activities, including negotiated labor concessions in Germany, lower depreciation and amortization reflecting the impact of the 2005 asset impairments, lower OPEB expenses and unfavorable currency decreased gross margin $2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $194 million in the three-month period ended June 30, 2006, compared with $274 million in the three-month period ended June 30, 2005, representing a decrease of $80 million or 29%. Under the terms of various agreements between the Company and ACH, expenses previously classified as selling, general and administrative expenses incurred to support the business of ACH are now classified as “Cost of sales” in the consolidated financial statements, comprising $57 million of the decrease. Bad debt expense improved by $37 million year-over-year, primarily due to the bankruptcy of a significant customer in 2005. Expenses related to the Company’s stock-based compensation and annual employee incentive programs, reflecting an increase in the Company’s stock price and progress towards established 2006 financial objectives increased $13 million during the three-month period ended June 30, 2006 as compared to 2005.
Interest
For the three-month period ended June 30, 2006 net interest expense of $38 million was $7 million higher than the three-month period ended June 30, 2005. The increase was primarily attributable to higher average interest rates on outstanding debt of $12 million and recognition of unamortized debt issuance costs relating to credit facilities terminated in June 2006 of $4 million, partially offset by a gain on debt extinguishment of $8 million.
Asset Impairments
The Company recorded asset impairments of $22 million during the three-months ended June 30, 2006. In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” and in connection with restructuring activities undertaken at a European Interiors facility, the Company recorded an asset impairment of $10 million to reduce the net book value of certain long-lived assets to their estimated fair value. Additionally, in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” the Company determined that an “other than temporary” decline in the fair market value of an investment in a joint venture in Mexico occurred. Consequently, the Company reduced the carrying value of its investment by approximately $12 million to its estimated fair market value at June 30, 2006.

On May 24, 2005, the Company and Ford entered into a non-binding Memorandum of Understanding (“MOU”), setting forth a framework for the transfer of 23 North American facilities and related assets and liabilities (“the Business”) to a Ford-controlled entity. In September 2005, the Company and Ford entered into several definitive agreements and the Company completed the transfer of the Business to Automotive Component Holdings, LLC (“ACH), an indirect, wholly-owned subsidiary of the Company.
Following the signing of the MOU and at June 30, 2005, the Company classified the manufacturing facilities and associated assets, including inventory, machinery, equipment and tooling to be sold as “held for sale.” The liabilities to be assumed or forgiven by Ford pursuant to the ACH Transactions, including employee liabilities and postretirement employee benefits payable to Ford were classified as “liabilities associated with assets held for sale” in the Company’s consolidated balance sheet following the signing of the MOU. SFAS 144 requires long-lived assets that are considered “held for sale” to be measured at the lower of their carrying value or fair value less cost to sell and future depreciation of such assets is ceased. During the three-month period ended June 30, 2005, the Company’s Automotive Operations segment recorded a non-cash impairment charge of $920 million to write-down those assets considered “held for sale” to their aggregate estimated fair value less cost to sell.
Additionally, during the three-month period ended June 30, 2005, the Automotive Operations segment recorded an impairment charge of $256 million to reduce the net book value of certain long-lived assets considered to be “held for use” to their estimated fair value. The impairment assessment was performed pursuant to impairment indicators including lower than anticipated current and near term future production volumes and the related impact on the Company’s projected operating results and cash flows.
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
The Company estimates that the total cash cost associated with this three-year improvement plan will be approximately $550 million, offset by $400 million of escrow account reimbursement. Generally, charges will be recorded as elements of the plan are finalized and the timing of activities and the amount of such costs are not likely to change. The cumulative costs incurred to date related to the three-year improvement plan are $58 million, including $36 million related to Other, $11 million related to Electronics, $6 million related to Interiors, and $5 million related to Climate.
During the three-month period ended June 30, 2006 the Company recorded $12 million of severance and other restructuring costs related to its three-year improvement plan. The most significant of the 2006 costs include the following:

•	Approximately $6 million of restructuring expenses related to the announced closure of a European Interiors manufacturing facility for employee severance and termination benefit costs for approximately 350 hourly and salaried employees.

•	Approximately $3 million in restructuring expenses related to the announced closure of a Climate manufacturing facility in Mexico for employee severance and termination benefit costs for approximately 150 hourly and salaried employees.

Income Taxes
The provision for income taxes was $17 million for the three-month period ended June 30, 2006, compared with a benefit of $2 million in the same period in 2005. Income taxes during the three-month periods ended June 30, 2006 and 2005 included the impact of maintaining a valuation allowance against the Company’s deferred tax assets in the U.S. and certain foreign countries. As a result, income tax benefits attributable to pre-tax losses incurred in the affected jurisdictions were not provided. The provisions for both the three-month periods ended June 30, 2006 and 2005 reflect income tax expense related to those countries where the Company is profitable and whose results continue to be tax-effected, accrued withholding taxes, and certain non-recurring and other discrete tax items. Non-recurring and other discrete items recorded in the three-month period ended June 30, 2006 included a $14 million benefit to restore net deferred tax assets associated with the Company’s operations in Brazil. Included in the provision for income taxes for the three-month period ended June 30, 2005 was a benefit of $29 million, reflecting primarily a reduction in the Company’s income tax reserves corresponding with the conclusion of U.S. Federal income tax audits for 2003, 2002 and certain pre-spin periods.
Six-Month Periods Ended June 30, 2006 and 2005

	Net Sales			Gross Margin

	2006	2005	Change	2006	2005	Change

	(Dollars in Millions)
Climate	$1,604	$1,491	$113	$119	$132	$(13)
Electronics	1,620	1,756	(136)	211	195	16
Interiors	1,432	1,665	(233)	42	19	23
Other	1,341	1,324	17	109	75	34
Eliminations	(318)	(569)	251	—	—	—

Total products	5,679	5,667	12	481	421	60
Services	283	—	283	2	—	2

Total segments	5,962	5,667	295	483	421	62
Reconciling Items
ACH	—	4,323	(4,323)	—	(31)	31
Corporate	—	—	—	72	—	72

Total consolidated	$5,962	$9,990	$(4,028)	$555	$390	$165

Net Sales
The Company’s net sales were $6 billion the six-month period ended June 30, 2006, compared with $10 billion the same period of 2005, representing a decrease of $4 billion or 40%. The ACH Transactions resulted in a decrease of $4.3 billion, which was offset partially by services revenues of $283 million. Excluding the ACH Transactions and related eliminations, revenue from services provided to ACH and unfavorable currency of $128 million, product sales decreased by $111 million. Net sales declined reflecting lower Ford and Nissan vehicle production in North America and unfavorable product mix. Net sales increased in Asia Pacific and Europe reflecting new business and higher production volumes for Ford Europe and Asian OEMs. Net sales were also lower year-over-year reflecting net customer price reductions and settlements.

Net sales for Climate were $1.6 billion in the six-month period ended June 30, 2006, compared with $1.5 billion in the six-month period ended June 30, 2005, representing an increase of $113 million or 8%. Continued growth in the Company’s Asia Pacific consolidated subsidiaries increased net sales by $195 million. This growth was primarily driven by new business and production volumes and favorable currency of $20 million partially offset by customer price reductions. Net sales in the North America region were $50 million lower year-over-year. This decrease reflects the launch of a new manufacturing facility in Alabama offset by lower Ford North America vehicle production and unfavorable product mix. Sales in Europe were essentially flat year-over-year.
Net sales for Electronics were $1.6 billion in the six-month period ended June 30, 2006, compared with $1.8 billion in the six-month period ended June 30, 2005, representing a decrease of $136 million or 8%. The decrease is attributable to unfavorable currency of $62 million, unfavorable volume and product mix of $58 million, and customer price reductions. The impact of volume and mix was predominantly in North America reflecting lower Ford North America vehicle production and unfavorable product mix.
Net sales for Interiors were $1.4 billion in the six-month period ended June 30, 2006, compared with $1.7 billion in the six-month period ended June 30, 2005, representing a decrease of $233 million or 14%. Vehicle volume and product mix was unfavorable $189 million. Lower Ford and Nissan vehicle production and unfavorable product mix reduced net sales in North America by $180 million; lower vehicle production volumes in Europe for certain customers decreased net sales by $41 million. Higher net sales in Asia Pacific from new business and higher vehicle production by Asian OEM’s partially offset the declines in North America and Europe. Unfavorable currency decreased net sales by $55 million.
Net sales for Other were $1.3 billion in the six-month period ended June 30, 2006, compared with $1.3 billion in the six-month period ended June 30, 2005, representing an increase of $17 million. Vehicle volume and product mix and net customer pricing and settlements increased net sales by $21 million and $8 million, respectively. Unfavorable currency decreased net sales by $12 million. The impact of vehicle volume and product mix is predominately in Asia Pacific accounting for $22 million of higher sales, primarily attributable to new business.
Services revenues were $283 million in the six-month period ended June 30, 2006, related to information technology, engineering, administrative and other business support services provided by the Company approximating cost, under the terms of various agreements to ACH.
Gross Margin
The Company’s gross margin was $555 million in the six-month period ended June 30, 2006, compared with $390 million in the six-month period ended June 30, 2005, representing an increase of $165 million or 42%. The increase in gross margin is primarily attributable to the assumption by Ford of OPEB and pension liabilities of $72 million related to the transfer of certain Visteon salaried employees supporting two ACH manufacturing facilities that were transferred to Ford in January 2006, the benefit of the ACH Transactions of $31 million, lower depreciation and amortization expense of $50 million primarily reflecting the impact of the 2005 asset impairments, and improved operating performance, partially offset by unfavorable vehicle production and mix of $61 million and unfavorable currency of $14 million.
Gross margin for Climate was $119 million in the six-month period ended June 30, 2006, compared with $132 million in the six-month period ended June 30, 2005, representing a decrease of $13 million or 10%. Although net sales increased during the period, unfavorable customer and product mix resulted in a decrease in gross margin of $15 million. Material and manufacturing cost reduction activities, lower depreciation and amortization expense reflecting the impact of the 2005 asset impairments, and lower OPEB expenses increased gross margin by $46 million. This performance was offset by net customer price reductions and increases in raw material costs, principally aluminum, of $41 million. Unfavorable currency reduced gross margin by $3 million.

Gross margin for Electronics was $211 million in the six-month period ended June 30, 2006, compared with $195 million in the six-month period ended June 30, 2005, representing an increase of $16 million or 8%. Vehicle production and product mix was unfavorable $53 million primarily in the North America and Europe region. Material and manufacturing cost reduction activities, lower depreciation and amortization expense reflecting the impact of the 2005 asset impairments, and lower OPEB expenses increased gross margin by $100 million. This performance was partially offset by net customer price reductions and increases in raw material costs of $24 million. Unfavorable currency reduced gross margin by $7 million.
Gross margin for Interiors was $42 million in the six-month period ended June 30, 2006, compared with $19 million in the six-month period ended June 30, 2005, representing an increase of $23 million. Vehicle volume and product mix was unfavorable $12 million, primarily in the Europe region. Material and manufacturing cost reduction activities lower depreciation and amortization expense reflecting the impact of the 2005 asset impairments and lower OPEB expenses increased gross margin $36 million. Favorable net customer pricing and settlements of $10 million were partially offset by increases in raw material costs and unfavorable currency of $11 million.
Gross margin for Other was $109 million in the six-month period ended June 30, 2006, compared with $75 million in the six-month period ended June 30, 2005, representing an increase of $34 million or 45%. Vehicle production and product mix was favorable by $19 million. Material and manufacturing cost reduction activities, including negotiated labor concessions in Germany, lower depreciation and amortization expense reflecting the impact of the 2005 asset impairments and lower OPEB expenses increased gross margin by $17 million. This performance was offset partially by increases in raw material costs and customer price reductions of $1 million. Unfavorable currency reduced gross margin by $1 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $362 million in the six-month period ended June 30, 2006, compared with $524 million in the six-month period ended June 30, 2005, representing a decrease of $162 million or 31%. Under the terms of various agreements between the Company and ACH, expenses previously classified as selling, general and administrative expenses incurred to support the business of ACH are now classified as “Cost of sales” in the consolidated financial statements, comprising $116 million of the decrease. Bad debt expense improved by $40 million year-over-year, primarily due to the bankruptcy of a significant customer in the second quarter of 2005. Expenses related to the Company’s stock-based compensation and annual employee incentive programs, reflecting changes in the Company’s stock price and progress towards established 2006 financial objectives, increased $10 million during the six-month period ended June 30, 2006 as compared to 2005. OPEB and pension expenses, net cost efficiencies, and currency comprised the remainder of lower selling, general and administrative expenses.
Interest
The six-month period ended June 30, 2006 net interest expense of $77 million was $17 million higher than the six-month period ended June 30, 2005. The increase was primarily attributable to higher average interest rates on outstanding debt of $22 million and recognition of unamortized debt issuance costs relating to credit facilities terminated in June 2006 of $4 million, offset partially by a gain on debt extinguishment of $8 million.

Asset Impairments
The Company recorded asset impairments of $22 million during the six-months ended June 30, 2006. In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” and in connection with restructuring activities undertaken at a European Interiors facility, the Company recorded an asset impairment of $10 million to reduce the net book value of certain long-lived assets to their estimated fair value. Additionally, in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” the Company determined that an “other than temporary” decline in the fair market value of an investment in a joint venture in Mexico occurred. Consequently, the Company reduced the carrying value of its investment by approximately $12 million to its estimated fair market value at June 30, 2006.
On May 24, 2005, the Company and Ford entered into a non-binding Memorandum of Understanding (“MOU”), setting forth a framework for the transfer of 23 North American facilities and related assets and liabilities (“the Business”) to a Ford-controlled entity. In September 2005, the Company and Ford entered into several definitive agreements and the Company completed the transfer of the Business to Automotive Component Holdings, LLC (“ACH), an indirect, wholly-owned subsidiary of the Company.
Following the signing of the MOU and at June 30, 2005, the Company classified the manufacturing facilities and associated assets, including inventory, machinery, equipment and tooling to be sold as “held for sale.” The liabilities to be assumed or forgiven by Ford pursuant to the ACH Transactions, including employee liabilities and postretirement employee benefits payable to Ford were classified as “liabilities associated with assets held for sale” in the Company’s consolidated balance sheet following the signing of the MOU. SFAS 144 requires long-lived assets that are considered “held for sale” to be measured at the lower of their carrying value or fair value less cost to sell and future depreciation of such assets is ceased. During the three-month period ended June 30, 2005, the Company’s Automotive Operations segment recorded a non-cash impairment charge of $920 million to write-down those assets considered “held for sale” to their aggregate estimated fair value less cost to sell.
Additionally, during the six-month period ended June 30, 2005, the Automotive Operations segment recorded an impairment charge of $256 million to reduce the net book value of certain long-lived assets considered to be “held for use” to their estimated fair value. The impairment assessment was performed pursuant to impairment indicators including lower than anticipated current and near term future production volumes and the related impact on the Company’s projected operating results and cash flows.
Restructuring Activities
During the six-month period ended June 30, 2006, the Company recorded $21 million of severance and other restructuring costs compared with $7 million for the same period in 2005.
Significant actions in the six-month period ended June 30, 2006 include:

•	Approximately $6 million of restructuring expenses related to workforce reduction activities in Electronics facilities in Mexico and Portugal for employee severance and termination benefit costs for approximately 500 hourly and 50 salaried employees.

•	Approximately $6 million of restructuring expenses related to the announced closure of a European Interiors manufacturing facility for employee severance and termination benefits costs for approximately 350 hourly and salaried employees.

•	Approximately $3 million in restructuring expenses related to a Climate manufacturing facility in Mexico for employee severance and termination benefit costs associated with approximately 150 hourly and salaried employees.

Income Taxes
The provision for income taxes was $47 million for the six-month period ended June 30, 2006, compared with $20 million in the same period in 2005. Income taxes during the six-month period ended June 30, 2006 and 2005 included the impact of maintaining a valuation allowance against the Company’s deferred tax assets in the U.S. and certain foreign countries. As a result, income tax benefits attributable to pre-tax losses incurred in the affected jurisdictions were not provided. The provisions for both the six-month periods ended June 30, 2006 and 2005, respectively, reflect primarily income tax expense related to those countries where the Company is profitable and whose results continue to be tax-effected, accrued withholding taxes, and certain non-recurring and other discrete tax items. Non-recurring and other discrete items recorded in the six-month period ended June 30, 2006 included a $14 million benefit to restore net deferred tax assets associated with the Company’s operations in Brazil. Non-recurring and other discrete tax items recorded in the six-month period ended June 30, 2005 resulted in a net benefit of $37 million, including a net benefit related to adjustments to the Company’s income tax reserves, and benefits related to a change in the estimated benefit associated with tax losses in Canada and the favorable resolution of tax matters in Mexico.
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
Liquidity and Capital Resources
Overview
The Company’s cash and liquidity needs are impacted by the level, variability, and timing of its customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. The Company’s intra-year needs are impacted by seasonal effects in the industry, such as the shutdown of operations in July and August, the subsequent ramp-up of new model production and the additional one-week shutdown in December by its primary customers. These seasonal effects normally require use of liquidity resources during the three-month period ended March 31 and the three-month period ended September 30. Further, as the Company’s operating profitability has become more concentrated with its foreign subsidiaries and joint ventures, the majority of the Company’s cash balances located outside the U.S. continue to increase. As of June 30, 2006 approximately 70% of the Company’s cash balance is located in jurisdictions outside of the U.S. as compared to approximately 60% at December 31, 2005. The Company’s ability to efficiently access cash balances in certain foreign jurisdictions is subject to local regulatory, statutory and contractual requirements.
Credit Ratings
Moody’s current corporate rating of the Company is B2 and SGL rating is 3. The rating on senior unsecured debt is B3 with a negative outlook. S&P’s current corporate rating of the Company is B+ and the Company’s short term liquidity is B-2. The agency currently has a negative outlook on the rating. Fitch’s current rating on the Company’s senior secured debt is B with a stable outlook.

Any further downgrade in the Company’s credit ratings could reduce its access to capital, increase the costs of future borrowings, and increase the possibility of more restrictive terms and conditions contained in any new or replacement financing arrangements or commercial agreements or payment terms with suppliers.
Debt
On June 13, 2006, the Company entered into a credit agreement for the $800 million seven-year secured term loan. The Company borrowed the full $800 million upon closing and repaid approximately $650 million of existing borrowings and accrued interest on outstanding credit facilities. This borrowing bears interest at a LIBOR plus 3% and matures on June 13, 2013.
On June 13, 2006, the Company also amended its existing five year revolving credit facility to reduce the amount available for borrowings from $772 million to $500 million. The Company has also received financing commitments from certain banks to provide approximately $700 million in secured loan facilities to be divided between two five-year revolving credit facilities for the U.S. and Europe, which would replace the five year revolving credit agreement. The Company expects to complete the U.S. and Europe credit facilities in the third quarter of 2006.
Subsequent to closing on the seven-year term loan, the Company initiated open market purchases of its 8.25% interest bearing notes due August 1, 2010. The Company purchased $150 million of these notes at an all-in weighted cost of 94.16% of par, resulting in a gain on early extinguishment of approximately $8 million during the three-month period ended June 30, 2006.
The Company had $2,041 million of outstanding long-term debt at June 30, 2006. This debt includes $547 million of notes bearing interest at 8.25% due August 1, 2010, $431 million of notes bearing interest at 7.00% due March 10, 2014, $800 million under the seven-year term loan bearing interest at LIBOR + 3% due June 13, 2013, and $132 million of various other, primarily non-U.S. affiliate, long-term debt instruments with various maturities.
As of June 30, 2006, the Company had $403 million of available borrowings under the amended $500 million five-year revolving credit facility after a reduction for $97 million of obligations under letters of credit. In addition, as of June 30, 2006, the Company had approximately $607 million of available borrowings under other committed and uncommitted facilities.
Covenants and Restrictions
Subject to limited exceptions, each of the Company’s direct and indirect, existing and future, domestic subsidiaries acts as guarantor under its primary credit agreement. The obligations under the credit agreement are secured by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including intellectual property, intercompany debt, the capital stock of nearly all direct and indirect domestic subsidiaries, and 65% of the stock of certain first tier foreign subsidiaries, as well as a second-priority lien on substantially all other material tangible and intangible assets of the Company and most of its domestic subsidiaries. The terms relating to the credit agreements specifically limit the obligations to be secured by a security interest in certain U.S. manufacturing properties and intercompany indebtedness and capital stock of U.S. manufacturing subsidiaries in order to ensure that, at the time of any borrowing under the Credit Agreement and other credit lines, the amount of the applicable borrowing which is secured by such assets (together with other borrowings which are secured by such assets and obligations in respect of certain sale-leaseback transactions) do not exceed 15% of Consolidated Net Tangible Assets (as defined in the indenture applicable to the Company’s outstanding bonds and debentures).

The credit agreement contains, among other things, mandatory prepayment provisions for certain asset sales, recovery events and debt incurrence, covenants, representations and warranties and events of default customary for facilities of this type. Such covenants include certain restrictions on the incurrence of additional indebtedness, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other repurchases in respect of capital stock, voluntary prepayments of certain other indebtedness, capital expenditures, transactions with affiliates, changes in fiscal periods, hedging arrangements, lines of business, negative pledge clauses, subsidiary distributions and the activities of certain holding company subsidiaries, subject to certain exceptions.
The Company’s five year revolving credit agreement currently contains a covenant not to exceed a certain leverage ratio of consolidated total debt to consolidated EBITDA (as defined in the Credit Agreements) of 4.75 for the three-month periods ending December 31, 2005 and March 31, 2006; 5.25 for the three-month period ending June 30, 2006; 4.25 for the three-month period ending September 30, 2006; 3.00 for the three-month period ending December 31, 2006; 2.75 for the three-month period ending March 31, 2007; and 2.50 thereafter. The ability of the Company’s subsidiaries to transfer assets is subject to various restrictions, including regulatory, governmental and contractual restraints.
At June 30, 2006, the Company was in compliance with applicable covenants and restrictions, as amended, although there can be no assurance that the Company will remain in compliance with such covenants in the future. If the Company was to violate a covenant and not obtain a waiver, the credit agreements could be terminated and amounts outstanding would be accelerated. The Company can provide no assurance that, in such event, that it would have access to sufficient liquidity resources to repay such amounts.
Cash Flows
Operating Activities
Cash provided from operating activities during the six-month period ended June 30, 2006 totaled $76 million, compared with $505 million during the six-month period ended June 30, 2005. The decrease is largely attributable to non-recurrence of the March 2005 funding agreement with Ford and subsequent amendment (which in total accelerated payment terms from 33 days to 18 days in 2005) and decreased utilization of receivables-based programs, offset partially by improved working capital.
Investing Activities
Cash used by investing activities was $172 million during the six-month period ended June 30, 2006, compared with $258 million for the six-month period ended June 30, 2005. The Company’s capital expenditures, excluding capital leases, in the six-month period ended June 30, 2006 totaled $183 million, compared with $277 million during the six-month period ended June 30, 2005, reflecting the non-recurrence of 2005 ACH capital spending and the Company’s continued focus on capital spending management. During the six-month period ended June 30, 2006, proceeds from asset disposals were $11 million.

Financing Activities
Cash provided from financing activities totaled $43 million in the six-month period ended June 30, 2006, compared with a use of $155 million for the six-month period ended June 30, 2005. Cash proceeds in 2006 primarily resulted from the draw on the Company’s $800 million seven-year term loan due June 13, 2013, partially offset by repayment of $347 million on the Company’s revolving credit facility, repayment and termination of the Company’s $241 million five-year term loan due June 25, 2007, and repurchase of $150 million of its outstanding 8.25% interest bearing notes due August 1, 2010. In connection with the draw on the Company’s $800 million seven-year term loan, the Company repaid and terminated its $350 million 18-month term loan issued in January. Cash used in 2005 primarily reflects the termination of the General Electric Capital Corporation trade payables program and reductions in other consolidated subsidiary debt.
New Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) reaffirmed its decision to make the recognition provisions of its proposed standard, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” effective for public companies with fiscal years ending after December 15, 2006. Accordingly, the Company anticipates adoption of the new standard when issued during the latter half of 2006. The impact of this pronouncement is contingent upon the requirements of the final pronouncement as well as certain market conditions at the time of adoption. However, while adoption could have a material impact on the Company’s consolidated financial position, it is not expected to impact the Company’s consolidated results of operations or cash flows.
In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” an interpretation of Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” This Interpretation clarifies the accounting for income taxes recognized in accordance with SFAS 109 with respect to recognition and measurement for tax positions that are taken or expected to be taken in a tax return. FIN 48 is effective on January 1, 2007 and the Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets.” This statement amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective on January 1, 2007 and the Company is currently evaluating the impact on its consolidated financial statements.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123(R)”), “Share-Based Payments.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their estimated fair value. SFAS 123(R) was adopted by the Company effective January 1, 2006 using the modified-prospective method. In accordance with the modified-prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under the modified-prospective method, compensation cost includes:

•	Share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation.”

•	Share-based payments granted subsequent to January 1, 2006, based on the fair value estimated in accordance with the provisions of SFAS 123(R).

The cumulative effect, net of tax, of adoption of SFAS 123(R) was $4 million or $0.03 per share as of January 1, 2006. The Company recorded $5 million or $0.04 per share and $11 million or $0.09 per share of incremental compensation expense during the three and six-month periods ended June 30, 2006, respectively, under SFAS 123(R) when compared to the amount that would have been recorded under SFAS 123. Additional disclosures required by SFAS 123(R) regarding the Company’s stock-based compensation plans and related accounting are provided in Note 4 “Stock-Based Compensation” to the consolidated financial statements.
Prior to the adoption of SFAS 123(R), the Company had valued its stock appreciation rights based upon the intrinsic value of the Company’s common stock at the end of each reporting period. With the adoption of SFAS 123(R), stock appreciation rights are valued at fair market value through the use of a Black Scholes option pricing model. As of June 30, 2006, unrecognized compensation cost related to non-vested options, SARs, RSAs and RSUs was $4 million, $13 million, $1 million, and $24 million, respectively, and is expected to be recognized over a weighted average period of approximately 2 years, 2 years, 3 years, and 2 years, respectively. Additional disclosures as required by SFAS 123(R) are included in Note 4 “Stock-Based Compensation” to the consolidated financial statements.
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

	Three-Months Ended	Six-Months Ended
	June 30, 2005	June 30, 2005

	(Dollars in Millions,
	Except Per Share Amounts)
Net loss, as reported	$(1,238)	$(1,401)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	5	7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(8)

Pro forma net loss	$(1,238)	$(1,402)

Net loss per share:
As reported:
Basic and diluted	$(9.85)	$(11.15)
Pro forma:
Basic and diluted	$(9.85)	$(11.16)

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was adopted by the Company effective from January 1, 2006 and did not have a material effect on its consolidated results of operations, financial position or cash flows.
Cautionary Statements Regarding Forward-Looking Information
Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and estimates, which are subject to risks and uncertainties including those discussed in Item 1A under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year 2005 and elsewhere in this report. Accordingly, the reader should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent the Company’s estimates and assumptions only as of the date of this report. The Company does not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made. The Company qualifies all of its forward-looking statements by these cautionary statements.
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

Other Financial Information
PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed a limited review of the financial data presented on page 3 through 31 inclusive. The review was performed in accordance with standards for such reviews established by the Public Company Accounting Oversight Board (United States). The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

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
The Company’s primary foreign exchange operating exposures include the euro, Korean won, Czech koruna and Mexican peso. Because of the mix between the Company’s costs and revenues in various regions, operating results are exposed generally to weakening of the euro and to strengthening of the Korean won, Czech koruna and Mexican peso. For transactions in these currencies, the Company utilizes a strategy of partial coverage. As of June 30, 2006, the Company’s coverage for projected transactions in these currencies was approximately 56% for 2006.
As of June 30, 2006 and December 31, 2005, the net fair value of foreign currency forward and option contracts was a liability of $13 million and an asset of $9 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $63 million and $62 million as of June 30, 2006 and December 31, 2005, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company’s financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
Interest Rate Risk
The Company uses interest rate swaps to manage interest rate risk. These swaps effectively convert a portion of the Company’s fixed rate debt into variable rate debt. Including the effect of $350 million of interest rate swaps, approximately 37% and 45% of the Company’s borrowings were effectively on a fixed rate basis as of June 30, 2006 and December 31, 2005, respectively.
As of June 30, 2006 and December 31, 2005, the net fair value of interest rate swaps was a liability of $29 million and $15 million, respectively. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $8 million and $10 million as of June 30, 2006 and December 31, 2005, respectively. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $6 million as of June 30, 2006 and December 31, 2005. This analysis may overstate the adverse impact on net interest expense because of the short-term nature of the Company’s interest bearing investments.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective because of the existence of a material weakness in the Company’s internal control over financial reporting as discussed below. Notwithstanding the material weakness, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity accounting principles generally accepted in the United States of America.
In the Company’s 2005 Annual Report on Form 10-K, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 because of the existence of a material weakness in the Company’s internal control over financial reporting relating to ineffective controls over the complete and accurate recording of freight, raw material and other supplier costs and related period-end accruals and payables originating in its North American purchasing function. This material weakness continued to exist as of June 30, 2006.
Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting
During the third and fourth quarter of 2005, the Company implemented additional controls to identify potential liabilities related to activities with its North American suppliers, and to ensure that costs are recorded in the correct period and that related period-end accruals and payables are complete and accurate. These controls included the implementation of policies and procedures to identify, assess and account for supplier activities and contracts and to estimate and record costs as incurred. Further, additional procedures have been implemented to ensure that period-end accruals and payables are complete and accurate. The Company continues to monitor and test the operating effectiveness of these controls.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three-month period ended June 30, 2006 that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See the information above under Note 17, “Commitments and Contingencies,” to the consolidated financial statements which is incorporated herein by reference.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Stockholders was held on May 10, 2006. At the meeting, the following matters were submitted to a vote of the stockholders:

(1)	The election of two directors to serve for a three-year term beginning at the 2006 annual meeting of stockholders and expiring at the 2009 annual meeting of stockholders.

Nominee	For	Withheld

Charles L. Schaffer	89,906,769	20,425,983
Kenneth B. Woodrow	89,957,847	20,734,905

(2)	The ratification of the appointment of PricewaterhouseCoopers LLP as Visteon’s independent registered public accounting firm for fiscal year 2006.

For	Against	Abstain	Broker Non-Votes

100,922,897	9,232,327	177,528	N/A

(3)	The approval of amendments to the Visteon Corporation 2004 Incentive Plan.

For	Against	Abstain	Broker Non-Votes

50,464,922	23,780,831	9,410,873	26,676,126

(4)	The approval of amendments to the Visteon Corporation Non-Employee Director Stock Unit Plan.

For	Against	Abstain	Broker Non-Votes

59,616,858	23,593,225	446,543	26,676,126
(5) A shareholder proposal relating to the annual election of directors.

For	Against	Abstain	Broker Non-Votes

69,896,777	13,203,913	555,936	26,676,126

ITEM 6.	EXHIBITS
(a) Exhibits
Please refer to the Exhibit Index on Page 55.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/William G. Quigley III

William G. Quigley III
Vice President, Corporate Controller and
Chief Accounting Officer
Date: August 8, 2006

EXHIBIT INDEX

Exhibit
Number		Exhibit Name

3.1		Amended and Restated Certificate of Incorporation of Visteon Corporation (’Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
3.2		Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.
4.1		Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.2		Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.3		Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
4.4		Form of Warrant Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
4.5		Form of Stockholder Agreement, dated as of October 1, 2005, between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
4.6		Term sheet dated July 31, 2000 establishing the terms of Visteon’s 8.25% Notes due August 1, 2010, is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated August 16, 2000.
10.1		Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2		Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.3		Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10	.3.1	Amendment Number Two, effective as of October 1, 2005, to Amended and Restated Employee Transition Agreement, dated as of April 1, 2000 and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.4		Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.5		Visteon Corporation 2004 Incentive Plan, as amended and restated, is incorporated herein by reference to Appendix C to the Proxy Statement of Visteon dated March 30, 2006.*
10	.5.1	Form of Terms and Conditions of Nonqualified Stock Options is incorporated herein by reference to Exhibit 10.9.1 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*

Exhibit
Number		Exhibit Name

10	.5.2	Form of Terms and Conditions of Restricted Stock Grants is incorporated herein by reference to Exhibit 10.9.2 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10	.5.3	Form of Terms and Conditions of Restricted Stock Units is incorporated herein by reference to Exhibit 10.9.3 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10	.5.4	Form of Terms and Conditions of Stock Appreciation Rights is incorporated herein by reference to Exhibit 10.9.4 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.6		Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10	.6.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.6 hereto entered into by Visteon with Messrs. Johnston, Stebbins, Palmer, Donofrio, Kill, Marcin and Pallash and Mses. Buckingham and Stevenson.*
10.7		Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10	.7.1	Amendments to the Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, effective as of December 14, 2005 is incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.8		Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10	.8.1	Amendments to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10	.8.2	Amendment to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of May 10, 2006, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated May 12, 2006.*
10.9		Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10	.9.1	Amendments to the Visteon Corporation Deferred Compensation Plan, effective as of December 23, 2005 is incorporated herein by reference to Exhibit 10.16.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.10		Employment Agreement dated as of December 7, 2004 between Visteon and William G. Quigley III is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.11		Visteon Corporation Pension Parity Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10	.11.1	Amendments to the Visteon Corporation Pension Parity Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*

Exhibit
Number		Exhibit Name

10.12		Visteon Corporation Supplemental Executive Retirement Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10	.12.1	Amendments to the Visteon Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.19.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10	.12.2	Amendments to the Visteon Corporation Supplemental Executive Retirement Plan, effective as of June 30, 2006, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated June 19, 2006.*
10.13		Executive Employment Agreement dated as of September 15, 2000 between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2001.*
10.14		Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.15		Visteon Corporation Executive Separation Allowance Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10	.15.1	Amendments to the Visteon Corporation Executive Separation Allowance Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.16		Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain directors and executive officers under the plans constituting Exhibits 10.6, 10.7, 10.7.1, 10.9, 10.9.1, 10.11, 10.11.1, 10.12, 10.12.1, 10.12.2, 10.15 and 10.15.1 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.17		Second Amended and Restated Credit Agreement, dated as of January 9, 2006, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citicorp USA, Inc., as syndication agent, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated January 13, 2006.
10	.17.1	First Amendment and Waiver, dated as of June 13, 2006, to the Second Amended and Restated Credit Agreement, dated as of January 9, 2006, among Visteon Corporation, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citicorp USA, Inc., as syndication agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated June 19, 2006.
10.18		Credit Agreement, dated as of June 13, 2006, among Visteon Corporation, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse Securities (USA) LLC and Sumitomo Mitsui Banking Corporation, as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated June 19, 2006.
10.19		Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*

Exhibit
Number		Exhibit Name

10.20		Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.21		Letter Agreement, effective as of May 23, 2005, between Visteon and Mr. Donald J. Stebbins is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 23, 2005.*
10.22		Visteon Corporation Non-Employee Director Stock Unit Plan is incorporated herein by reference to Appendix D to the Proxy Statement of Visteon dated March 30, 2006.*
10.23		Employment Agreement dated as of June 2, 2004 between Visteon and James F. Palmer is incorporated herein by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2004.*
10.24		Visteon Executive Severance Plan is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.25		Form of Executive Retiree Health Care Agreement is incorporated herein by reference to Exhibit 10.28 to the Current Report on Form 8-K of Visteon dated December 9, 2004.*
10	.25.1	Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.25 hereto entered into by Visteon with Messrs. Johnston, Stebbins and Palmer and Ms. D. Stevenson.*
10.26		Contribution Agreement, dated as of September 12, 2005, between Visteon and VHF Holdings, Inc. is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.27		Visteon “A” Transaction Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.28		Visteon “B” Purchase Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.29		Escrow Agreement, dated as of October 1, 2005, among Visteon, Ford and Deutsche Bank Trust Company Americas, as escrow agent, is incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.30		Reimbursement Agreement, dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.31		Master Services Agreement, dated as of September 30, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.32		Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.33		Visteon Hourly Employee Conversion Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.34		Visteon Salaried Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated October 6, 2005.

Exhibit
Number		Exhibit Name

10	.34.1	Amendment to Salaried Employee Lease Agreement and Payment Acceleration Agreement, dated as of March 30, 2006, among Visteon, Ford Motor Company and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.46.1 to the Quarterly Report on Form 10-Q of Visteon dated May 10, 2006.
10.35		Visteon Salaried Employee Lease Agreement (Rawsonville/ Sterling), dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.36		Visteon Salaried Employee Transition Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10	.36.1	Amendment Number One to Visteon Salaried Employee Transition Agreement, effective as of March 1, 2006, between Visteon and Ford.
10.37		Purchase and Supply Agreement, dated as of September 30, 2005, between Visteon (as seller) and Automotive Components Holdings, LLC (as buyer) is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.38		Purchase and Supply Agreement, dated as of September 30, 2005, between Automotive Components Holdings, LLC (as seller) and Visteon (as buyer) is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.39		Purchase and Supply Agreement, dated as of October 1, 2005, between Visteon (as seller) and Ford (as buyer) is incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Visteon dated October 6, 2005. †
10.40		Intellectual Property Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.41		Software License and Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc. and Automotive Components Holdings, Inc. is incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.42		Intellectual Property License Agreement, dated as of October 1, 2005, among Visteon, Visteon Global Technologies, Inc. and Ford is incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.43		Master Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
12.1		Statement re: Computation of Ratios.
14.1		Visteon Corporation — Ethics and Integrity Policy, as amended effective September 23, 2005 (code of business conduct and ethics) is incorporated herein by reference to Exhibit 14.1 to the Current Report on Form 8-K of Visteon dated September 28, 2005.
15.1		Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 8, 2006 relating to Financial Information.
31.1		Rule 13a-14(a) Certification of Chief Executive Officer dated August 8, 2006.
31.2		Rule 13a-14(a) Certification of Chief Financial Officer dated August 8, 2006.
32.1		Section 1350 Certification of Chief Executive Officer dated August 8, 2006.
32.2		Section 1350 Certification of Chief Financial Officer dated August 8, 2006.

†	Portions of these exhibits have been redacted pursuant to confidential treatment requests filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.