Form 10-Q
period 2006-09-30
VISTEON CORP
filed 2006-11-07
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006, or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _ _  to  _ _

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

As of October 31, 2006, the Registrant had outstanding 128,657,338 shares of common stock, par value $1.00 per share.

Exhibit index located on page number 60.

VISTEON CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

INDEX

Page No.
Part I — Financial Information
Item 1 — Financial Statements
Report of Independent Registered Public Accounting Firm	2
Consolidated Statements of Operations	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3 — Quantitative and Qualitative Disclosures about Market Risk	55
Item 4 — Controls and Procedures	57
Part II — Other Information
Item 1 — Legal Proceedings	58
Item 1A — Risk Factors	58
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 6 — Exhibits	58
Signatures	59
Exhibit Index	60
Credit Agreement dated as of August 14, 2006
Master Receivables Purchase & Servicing Agreement
Variable Funding Agreement, dated as of August 14, 2006
Subordinated VLN Facility Agreement, dated as of August 14, 2006
Master Definitions and Framework Deed, dated as of August 14, 2006
Statement re: Computation of Ratios
Letter of PricewaterhouseCoopers LLP
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

We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its subsidiaries as of September 30, 2006 and the related consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2006 and September 30, 2005 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and September 30, 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, shareholders’ (deficit) / equity and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; in our report dated March 16, 2006, we expressed (i) an unqualified opinion on those consolidated financial statements, (ii) an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and (iii) an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2005 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
November 6, 2006

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(Dollars in Millions, Except Per Share Data)

Net sales
Products	$2,482	$4,121	$8,161	$14,111
Services	133	—	416	—

	2,615	4,121	8,577	14,111
Cost of sales
Products	2,437	4,021	7,563	13,621
Services	131	—	412	—

	2,568	4,021	7,975	13,621

Gross margin	47	100	602	490

Selling, general and administrative expenses	177	239	539	763
Asset impairments	—	—	22	1,176
Restructuring expenses	14	11	35	18
Reimbursement from Escrow Account	14	—	35	—

Operating (loss) income	(130)	(150)	41	(1,467)

Interest expense	46	44	146	114
Interest income	6	6	21	16
Debt extinguishment gain	—	—	8	—
Equity in net income of non-consolidated affiliates	8	8	27	22

Loss before income taxes, minority interests, change in accounting and extraordinary item	(162)	(180)	(49)	(1,543)

Provision for income taxes	10	21	57	41
Minority interests in consolidated subsidiaries	5	6	22	24

Net loss before change in accounting and extraordinary item	(177)	(207)	(128)	(1,608)

Cumulative effect of change in accounting, net of tax	—	—	(4)	—

Net loss before extraordinary item	(177)	(207)	(132)	(1,608)

Extraordinary item, net of tax	—	—	8	—

Net loss	$(177)	$(207)	$(124)	$(1,608)

Per share data:
Basic and diluted loss per share before change in accounting and extraordinary item	$(1.38)	$(1.64)	$(1.00)	$(12.78)
Cumulative effect of change in accounting, net of tax	—	—	(0.03)	—

Basic and diluted loss per share before extraordinary item	(1.38)	(1.64)	(1.03)	(12.78)

Extraordinary item, net of tax	—	—	0.06	—

Basic and diluted loss per share	$(1.38)	$(1.64)	$(0.97)	$(12.78)

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30	December 31
	2006	2005
	(Dollars in Millions)

ASSETS

Cash and equivalents	$740	$865
Accounts receivable, net	1,495	1,738
Interests in accounts receivable transferred	302	—
Inventories, net	543	537
Other current assets	223	205

Total current assets	3,303	3,345

Equity in net assets of non-consolidated affiliates	218	226
Property and equipment, net	2,997	2,973
Other non-current assets	203	192

Total assets	$6,721	$6,736

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Short-term debt, including current portion of long-term debt	$143	$485
Accounts payable	1,681	1,803
Employee benefits, including pensions	212	233
Other current liabilities	446	438

Total current liabilities	2,482	2,959

Long-term debt	1,932	1,509
Postretirement benefits other than pensions	827	878
Employee benefits, including pensions	703	647
Deferred income taxes	204	175
Other non-current liabilities	418	382
Minority interests in consolidated subsidiaries	257	234

Shareholders’ deficit
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 129 million and 129 million shares outstanding, respectively)	131	131
Stock warrants	127	127
Additional paid-in capital	3,396	3,396
Accumulated deficit	(3,564)	(3,440)
Accumulated other comprehensive loss	(168)	(234)
Other	(24)	(28)

Total shareholders’ deficit	(102)	(48)

Total liabilities and shareholders’ deficit	$6,721	$6,736

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Months Ended
	September 30
	2006	2005
	(Dollars in Millions)

Operating activities
Net loss	$(124)	$(1,608)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization	315	473
Postretirement benefit relief	(72)	—
Asset impairments	22	1,176
Gain on debt extinguishment	(8)	—
Extraordinary item, net of tax	(8)	—
Equity in net income of non-consolidated affiliates, net of dividends remitted	(4)	11
Other non-cash items	3	29
Change in receivables sold	12	42
Changes in assets and liabilities:
Accounts receivable	11	65
Inventories	11	1
Accounts payable	(203)	(14)
Other assets and liabilities	87	200

Net cash provided from operating activities	42	375

Investing activities
Capital expenditures	(265)	(400)
Proceeds from sales of assets	18	39
Net cash proceeds from ACH transactions	—	311
Other investments	(6)	(20)

Net cash used by investing activities	(253)	(70)

Financing activities
Short-term debt, net	(364)	191
Proceeds from debt, net of issuance costs	1,182	40
Principal payments on debt	(612)	(39)
Repurchase of unsecured debt securities	(141)	(250)
Other, including book overdrafts	(5)	(78)

Net cash provided from (used by) financing activities	60	(136)
Effect of exchange rate changes on cash	26	(23)

Net (decrease) increase in cash and equivalents	(125)	146
Cash and equivalents at beginning of year	865	752

Cash and equivalents at end of period	$740	$898

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Description of Business and Company Background

Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of automotive systems, modules and components to global vehicle manufacturers and the automotive aftermarket. Headquartered in Van Buren Township, Michigan, with regional headquarters in Kerpen, Germany and Shanghai, China, the Company has a workforce of approximately 46,000 employees and a network of manufacturing operations, technical centers, sales offices and joint ventures in every major geographic region of the world.

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

The Company maintains significant commercial relationships with Ford and its affiliates. Accordingly, transactions with Ford constitute a significant amount of the Company’s product sales and services revenues, accounts receivable and certain postretirement benefit obligations, as summarized below:

	Three-Months Ended		Nine-Months Ended
	September 30		September 30
	2006	2005	2006	2005
		(Dollars in Millions)

Product sales	$1,091	$2,649	$3,801	$9,126
Services revenues	$133	$—	$416	$—

	September 30	December 31
	2006	2005
	(Dollars in Millions)

Accounts receivable, net	$607	$618
Postretirement employee benefit related obligations	$129	$156

NOTE 2. Basis of Presentation

Interim Financial Statements:  The unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.

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

Revenue Recognition:  The Company ships product and records revenue pursuant to commercial agreements with its customers generally in the form of an approved purchase order, including the effects of contractual customer price productivity. The Company does negotiate discrete price changes with its customers, which are generally the result of unique commercial issues between the Company and its customers and are generally the subject of specific negotiations between the Company and its customers. The Company records amounts associated with discrete price changes as a reduction to revenue when specific facts and circumstances indicate that a price reduction is probable and the amounts are reasonably estimable. The Company records amounts associated with discrete price changes as an increase to revenue upon execution of a legally enforceable contractual agreement and when collectibility is reasonably assured.

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

Recent Accounting Pronouncements:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Under this statement, companies must recognize a net asset or liability representing the funded status of their defined benefit pension and other postretirement benefit (OPEB) plans beginning with the balance sheet as of December 31, 2006. Implementation of this standard will result in an additional non-current liability on the Company’s balance sheet, with a corresponding charge to accumulated other comprehensive loss (after consideration of tax effects); such recognition will not affect the Company’s consolidated statements of operations. The amount of this liability is dependent on actuarial valuations and plan asset values as of the September 30, 2006 measurement date, as well as foreign currency exchange rates as of December 31, 2006. The Company estimates that the pre-tax charge to equity could range from $125 to $175 million. Additionally, the Company expects that the effect of the implementation of this standard on its financial covenants will be immaterial.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2. Basis of Presentation — (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This statement, which becomes effective January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Quantifying Financial Statement Misstatements,” (“SAB 108”). SAB 108 clarifies that the evaluation of financial statement misstatements must be made based on all relevant quantitative and qualitative factors; this is referred to as a “dual approach.” The adoption of SAB 108 is effective for the year ending December 31, 2006 and is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes in accordance with SFAS 109 with respect to recognition and measurement of tax positions that are taken or expected to be taken in a tax return and is effective January 1, 2007. The Company is currently evaluating the impact of this interpretation on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets.” This statement amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective on January 1, 2007 and the Company is currently evaluating the impact of this statement on its consolidated financial statements.

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

The cumulative effect, net of tax, of adoption of SFAS 123(R) was $4 million or $0.03 per share as of January 1, 2006. The Company recorded $1 million, or $0.01 per share, and $12 million, or $0.10 per share, of incremental compensation expense during the three and nine-month periods ended September 30, 2006, respectively, under SFAS 123(R) when compared to the amount that would have been recorded under SFAS 123. Additional disclosures required by SFAS 123(R) regarding the Company’s stock-based compensation plans and related accounting are provided in Note 3 “Stock-Based Compensation.”

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

	Three-Months Ended	Nine-Months Ended
	September 30, 2005	September 30, 2005
	(Dollars in Millions,
	Except Per Share Amounts)

Net loss, as reported	$(207)	$(1,608)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	18	25
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18)	(26)

Pro forma net loss	$(207)	$(1,609)

Net loss per share:
As reported:
Basic and diluted	$(1.64)	$(12.78)
Pro forma:
Basic and diluted	$(1.64)	$(12.79)

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was adopted by the Company effective from January 1, 2006 and did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 3. Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective transition method, and accordingly prior period amounts have not been restated to reflect and do not include the impact of SFAS 123(R). Prior to the adoption of SFAS 123(R) the Company accounted for stock-based compensation in accordance with SFAS 123. The Company recorded compensation expense including the cumulative effect of change in accounting, for various stock-based compensation awards issued pursuant to the plans described below in the amounts of $17 million and $18 million, for the three-month periods ended September 30, 2006 and 2005, respectively, and $47 million and $25 million for the nine-month periods ended September 30, 2006 and 2005, respectively. No related income tax benefits were recorded during the three and nine-month periods ended September 30, 2006 and 2005.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3. Stock-Based Compensation — (Continued)

Stock-Based Compensation Plans

The Visteon Corporation 2004 Incentive Plan (“2004 Incentive Plan”) that was approved by shareholders, is administered by the Organization and Compensation Committee of the Board of Directors and provides for the grant of incentive and nonqualified stock options, stock appreciation rights (“SARs”), performance stock rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock and various other rights based on common stock. The maximum number of shares of common stock that may be subject to awards under the 2004 Incentive Plan is approximately 22 million shares, including an additional 7 million shares approved on May 10, 2006. During the three and nine-month periods ended September 30, 2006, the Company granted under the 2004 Incentive Plan approximately 20,000 and 2 million RSUs, respectively. During the nine-month period ended September 30, 2006, the Company granted approximately 5 million SARs, 25,000 RSAs and 41,000 stock options under the 2004 Incentive Plan. No SARs, RSAs or stock options were granted during the three-month period ended September 30, 2006. At September 30, 2006, there were approximately 8 million shares of common stock available for grant under the 2004 Incentive Plan.

The Visteon Corporation Employees Equity Incentive Plan (“EEIP”) that was approved by shareholders is administered by the Organization and Compensation Committee of the Board of Directors and provides for the grant of nonqualified stock options, SARs, performance stock rights and stock, and various other rights based on common stock. The maximum number of shares of common stock that may be subject to awards under the EEIP is approximately 7 million shares. At September 30, 2006, there were approximately 1 million shares of common stock available for grant under the EEIP although the Company has not granted shares under this plan during 2006.

The Visteon Corporation Non-Employee Director Stock Unit Plan provides for the automatic annual grant of RSUs to non-employee directors. RSUs awarded under the Non-Employee Director Stock Unit Plan vest immediately, but are settled after the participant terminates service as a non-employee director of the Company.

Stock-Based Compensation Awards

The Company’s stock-based compensation awards take the form of stock options, SARs, RSAs and RSUs.

•	Stock options and SARs granted under the aforementioned plans have an exercise price equal to the average of the highest and lowest prices at which the Company’s common stock was traded on the New York Stock Exchange on the date of grant and become exercisable on a ratable basis over a three year vesting period. Stock options and SARs granted under the 2004 Incentive Plan after December 31, 2003 expire five to seven years following the grant date. Stock options granted under the EEIP, and those granted prior to January 1, 2004 under the 2004 Incentive Plan, expire 10 years after the grant date. Stock options are settled in shares of the Company’s common stock upon exercise. Accordingly, such amount is recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” SARs are settled in cash and accordingly result in the recognition of a liability representing the vested portion of the obligation. As of September 30, 2006 and December 31, 2005, approximately $27 million and less than $1 million, respectively, of such liability is recorded in the Company’s consolidated balance sheets under the caption “Other non-current liabilities.”

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3. Stock-Based Compensation — (Continued)

•	RSAs and RSUs granted under the aforementioned plans vest after a designated period of time (“time-based”), which is generally two to five years, or upon the achievement of certain performance goals (“performance-based”) at the completion of a performance period, which is generally three years. RSAs are settled in shares of the Company’s common stock upon the lapse of restrictions on the underlying shares. Accordingly, such amount is recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” RSUs awarded under the 2004 Incentive Plan are settled in cash and, accordingly, result in the recognition of a liability representing the vested portion of the obligation. As of September 30, 2006 and December 31, 2005, approximately $15 million and $1 million, respectively, of the current portion of such liability is recorded in the Company’s consolidated balance sheets under the caption “Other current liabilities.” As of September 30, 2006 and December 31, 2005, approximately $12 million and $13 million, respectively, of the long-term portion of such liability is recorded under the caption “Other non-current liabilities.”

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

Prior to the adoption of SFAS 123(R) the Company used the Black-Scholes option pricing model to determine the fair value of its equity based awards. All other awards were based on the intrinsic value of the underlying stock. The weighted average assumptions used to estimate the fair value of stock options granted during the three and nine-month periods ended September 30, 2006 and 2005 are as follows:

	Three-Months Ended		Nine-Months Ended
	September 30		September 30
	2006	2005	2006	2005

Expected term (in years)	*	4	4	4
Risk-free interest rate	*	3.9%	5.1%	4.0%
Expected volatility	*	50.0%	57.0%	44.3%
Expected dividend yield	*	0.0%	0.0%	0.0%

*	There were no stock options awarded for the three-month period ended September 30, 2006.

The weighted average assumptions used to estimate the fair value of SARs for the three and nine-month periods ended September 30, 2006 are an expected term of 3 years, a risk-free rate of 4.6%, expected volatility of 60% and an expected dividend yield of zero.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3. Stock-Based Compensation — (Continued)

Stock Appreciation Rights and Stock Options

The following is a summary of the range of exercise prices for stock options and SARs that are currently outstanding and that are currently exercisable at September 30, 2006:

				Stock Options and
	Stock Options and SARs Outstanding			SARs Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining Life	Exercise Price	Exercisable	Price
	(In Thousands)	(In Years)		(In Thousands)

$ 4.00 - $ 7.00	13,867	4.5	$5.88	5,412	$6.51
$ 7.01 - $12.00	3,144	2.7	$9.93	2,081	$9.92
$12.01 - $17.00	4,264	4.8	$13.43	4,264	$13.43
$17.01 - $22.00	2,197	4.6	$17.46	2,197	$17.46

	23,472	4.3		13,954

The intrinsic value of stock options and SARs outstanding and exercisable was approximately $31 million and $9 million, respectively, at September 30, 2006. The weighted average fair value of SARs granted was $3.03 for the three-month period ended September 30, 2005. No SARs were granted during the three-month period ended September 30, 2006. The weighted average fair value of SARs granted was $5.07 and $4.05 for the nine-month periods ended September 30, 2006 and 2005, respectively. The weighted average fair value of stock options granted was $4.48 for the three-month period ended September 30, 2005, and $2.79 and $2.48 for the nine-month periods ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, there was approximately $4 million and $12 million of total unrecognized compensation cost related to non-vested stock options and SARs, respectively, granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted average period of approximately one year.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3. Stock-Based Compensation — (Continued)

A summary of activity for the three and nine-month periods ended September 30, 2006, including award grants, exercises and forfeitures is provided below for stock options and SARs.

		Weighted		Weighted
		Average		Average
	Stock Options	Exercise Price	SARs	Exercise Price
	(In Thousands)		(In Thousands)

Outstanding at December 31, 2005	15,014	$10.67	6,103	$7.44
Granted	—	—	4,658	$4.76
Forfeited or expired	(265)	$6.63	(233)	$7.43

Outstanding at March 31, 2006	14,749	$10.64	10,528	$6.30
Granted	41	$5.79	50	$5.85
Exercised	(96)	$6.63	(72)	$6.25
Forfeited or expired	(296)	$13.88	(94)	$6.86

Outstanding at June 30, 2006	14,398	$10.59	10,412	$6.29
Exercised	(577)	$6.62	(270)	$6.25
Forfeited or expired	(197)	$12.23	(294)	$6.33

Outstanding at September 30, 2006	13,624	$10.74	9,848	$6.30

Exercisable at September 30, 2006	11,715	$11.34	2,239	$8.34

Restricted Stock Units and Restricted Stock Awards

The weighted average grant date fair value of RSUs granted was $8.30 and $10.06 for the three-month periods ended September 30, 2006 and 2005, respectively, and $4.84 and $6.92 for the nine-month periods ended September 30, 2006 and 2005, respectively. The weighted average grant date fair value of RSAs was $5.85 and $3.47 for the nine-month periods ended September 30, 2006 and 2005, respectively. The total fair value of RSAs vested during the nine-month periods ended September 30, 2006 and 2005 was approximately $10 million and $2 million, respectively. As of September 30, 2006, there was approximately $1 million and $23 million of total unrecognized compensation cost related to non-vested RSAs and RSUs, respectively, granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted average period of approximately two years.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3. Stock-Based Compensation — (Continued)

A summary of activity for the three and nine-month periods ended September 30, 2006, including award grants, vesting and forfeitures is provided below for RSAs and RSUs.

			Weighted Average
	RSAs	RSUs	Grant Date Fair Value
	(In Thousands)

Non-vested at December 31, 2005	2,217	5,599	$7.89
Granted	—	2,098	$4.76
Vested	(2,015)	(35)	$6.83
Forfeited	(15)	(202)	$7.73

Non-vested at March 31, 2006	187	7,460	$8.30
Granted	25	35	$5.82
Vested	(3)	(132)	$7.68
Forfeited	—	(122)	$6.57

Non-vested at June 30, 2006	209	7,241	$7.33
Granted	—	20	$8.30
Vested	(23)	(144)	$11.69
Forfeited	—	(217)	$6.88

Non-vested at September 30, 2006	186	6,900	$7.25

The Company received approximately $5 million from the exercise of stock options during the nine-months ended September 30, 2006. The Company received approximately $4 million from the exercise of stock options during the three-months ended September 30, 2006.

NOTE 4. Restructuring Activities

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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4. Restructuring Activities — (Continued)

Escrow Agreement

Pursuant to the Escrow Agreement, dated as of October 1, 2005, among the Company, Ford and Deutsche Bank Trust Company Americas, Ford paid $400 million into an escrow account for use by the Company to restructure its businesses. The Escrow Agreement provides that the Company will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs, as defined in the Escrow Agreement, and up to one half of the next $300 million of such costs. Cash in the escrow account is invested, at the direction of the Company, in high quality, short-term investments and related investment earnings are credited to the account as earned. Under the terms of the Escrow Agreement, investment earnings are not available for disbursement until the initial funding is utilized. The following table provides a reconciliation of amounts available in the escrow account.

	Three-Months Ended	Nine-Months Ended	Inception through
	September 30, 2006	September 30, 2006	September 30, 2006
	(Dollars in Millions)

Beginning escrow account available	$341	$380	$400
Add: Investment earnings	3	9	13
Deduct: Disbursements for restructuring costs	(8)	(53)	(77)

Ending escrow account available	$336	$336	$336

As of September 30, 2006 and December 31, 2005, approximately $9 million and $27 million, respectively, of amounts receivable from the escrow account were included in the Company’s consolidated balance sheets.

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

The Company currently estimates that the total cash cost associated with this three-year improvement plan will be approximately $400 million, which is lower than the initially estimated amount of $550 million. The Company continues to achieve targeted cost reductions associated with the three-year improvement plan at a lower cost than expected due to higher levels of employee attrition and lower per employee severance cost resulting from changes to certain employee benefit plans during 2006. The Company anticipates that approximately $300 million of cash costs incurred under the three-year improvement plan will be reimbursed from the escrow account pursuant to the terms of the Escrow Agreement. Generally, charges are recorded as elements of the plan are finalized and the timing of activities and the amount of related costs are not likely to change.

The Company has incurred $72 million in cumulative restructuring costs related to the three-year improvement plan including $35 million, $18 million, $13 million and $6 million for the Other, Electronics, Interiors and Climate product groups respectively. Substantially all restructuring expenses recorded to date relate to employee severance and termination benefit costs and are aggregated as “Restructuring expenses” on the consolidated statements of operations.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4. Restructuring Activities — (Continued)

On October 31, 2006 the Company announced a plan to reduce its salaried workforce by approximately 900 people in response to significant reductions in vehicle production by a number of the Company’s customers. The Company expects to record a charge of up to $65 million in the fourth quarter of 2006, offset by an equivalent amount of recovery from the escrow account. The Company anticipates that this action will generate up to $75 million of annual savings when completed.

Significant restructuring actions under the three-year improvement plan for the three-month period ended September 30, 2006 include the following:

•	Approximately $6 million of severance and termination benefit costs for approximately 1,000 employees related to a restructuring initiative at a North American Electronics manufacturing facility.

•	Approximately $5 million related to the announced closure of a North American Interiors manufacturing facility, comprised of approximately $4 million for an early termination lease penalty and approximately $1 million for severance for 265 hourly and 26 salaried employees.

•	Approximately $2 million of severance and termination benefit costs for 21 hourly employees related to the exit of certain assembly operations at a European Interiors manufacturing facility.

In addition to the above, significant restructuring actions for the nine-month period ended September 30, 2006 include the following:

•	Approximately $6 million related to workforce reduction activities in Electronics manufacturing facilities in Mexico and Portugal for employee severance and termination benefit costs for approximately 500 hourly and 50 salaried employees.

•	Approximately $6 million related to the announced closure of a European Interiors manufacturing facility for employee severance and termination benefits costs for approximately 150 hourly and salaried employees.

•	Approximately $3 million related to a Climate manufacturing facility in Mexico for employee severance and termination benefit costs associated with approximately 350 hourly and salaried employees.

Restructuring Reserves

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three and nine-month periods ended September 30, 2006. Substantially all of the reserve balance as of September 30, 2006 is related to the three-year improvement plan.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2005	$—	$—	$2	$12	$14
Expenses	—	2	6	1	9
Utilization	—	(2)	(3)	(7)	(12)

March 31, 2006	—	—	5	6	11
Expenses	6	4	—	2	12
Utilization	—	—	(1)	(2)	(3)

June 30, 2006	6	4	4	6	20
Expenses	7	—	7	—	14
Utilization	(3)	—	(5)	(1)	(9)

September 30, 2006	$10	$4	$6	$5	$25

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4. Restructuring Activities — (Continued)

Reserve utilization primarily includes cash payments and reclassifications between restructuring reserves and post-employment benefit obligations. For the three-months ended September 30, 2006, approximately $8 million of utilization was related to cash payments and $1 million related to the reclassification of postretirement benefit obligations.

NOTE 5. Asset Impairments

During the nine-month periods ended September 30, 2006 and 2005, the Company recorded asset impairment charges of $22 million and $1,176 million, respectively, to adjust property and equipment to their estimated fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The fair value of property and equipment is based upon estimated discounted future cash flows and estimates of salvage value. These impairment charges represent the difference between the estimated fair values and the carrying value of the subject assets.

2006 Asset Impairments

During the second quarter of 2006 the Company announced the closure of a European Interiors facility. In connection with this action, the Company recorded an asset impairment of $10 million to reduce the net book value of certain long-lived assets to their estimated fair value.

Also during the second quarter of 2006 and in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” the Company determined that an “other than temporary” decline in the fair market value of its investment in Vitro Flex, S.A. de C.V. (“Vitro Flex”) had occurred. Consequently, the Company reduced the carrying value of its investment in Vitro Flex by approximately $12 million to its estimated fair market value at June 30, 2006.

2005 Asset Impairments

On May 24, 2005, the Company and Ford entered into a non-binding MOU, setting forth a framework for the transfer of the Business to a Ford-controlled entity. In September 2005, the Company and Ford entered into several definitive agreements and the Company completed the transfer of the Business to ACH, an indirect, wholly-owned subsidiary of the Company.

Following the signing of the MOU and at June 30, 2005, the Company classified the manufacturing facilities and associated assets, including inventory, machinery, equipment and tooling to be sold as “held for sale.” The liabilities to be assumed or forgiven by Ford pursuant to the ACH Transactions, including employee liabilities and postretirement employee benefits payable to Ford were classified as “liabilities associated with assets held for sale” in the Company’s consolidated balance sheet following the signing of the MOU. SFAS 144 requires long-lived assets that are considered “held for sale” to be measured at the lower of their carrying value or fair value less cost to sell and future depreciation of such assets is ceased. During the nine-month period ended September 30, 2005, the Company’s Automotive Operations segment recorded a non-cash impairment charge of $920 million to write-down those assets considered “held for sale” to their aggregate estimated fair value less cost to sell.

Additionally, during the nine-month period ended September 30, 2005, the Automotive Operations segment recorded an impairment charge of $256 million to reduce the net book value of certain long-lived assets considered to be “held for use” to their estimated fair value. The impairment assessment was performed pursuant to impairment indicators including lower than anticipated current and near term future production volumes and the related impact on the Company’s projected operating results and cash flows.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6. Acquisitions and Divestitures

On September 29, 2006, the Company and its joint venture partners Vitro Plan, S.A. de C.V. and Vidrio Plano de Mexico, S.A. de C.V. (collectively “Vitro”) entered into a Master Termination and Withdrawal Agreement whereby the Company agreed to withdraw from the Vitro Flex joint venture. The Company received proceeds of $9 million for its withdrawal, which approximated the carrying value of the Company’s investment. Proceeds included a four-year non-interest bearing note receivable from Vitro payable in equal annual installments of $1.85 million through 2010. This non-interest bearing note receivable has been recorded at its discounted value of approximately $7 million.

On April 27, 2006, the Company’s wholly-owned, consolidated subsidiary Carplastic, S.A. de C.V. acquired all of the real property, inventories, furniture, fixtures, tools, and related equipment of Guide Lighting Technologies of Mexico S. de R.L. de C.V., a lighting manufacturing facility located in Monterrey, Mexico. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” the Company allocated the purchase price to the assets and liabilities acquired. The sum of the amounts assigned to the assets and liabilities acquired exceeded the cost of the acquired entity and that excess was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired non-financial assets (i.e. property and equipment). An excess of $8 million remained after reducing to zero the amounts that otherwise would have been assigned to the non-financial assets, and was recorded as an extraordinary gain in the accompanying consolidated financial statements.

NOTE 7. Accounts Receivable Transfers

European Securitization

Effective August 14, 2006, the Company entered into a European accounts receivable securitization facility (“European Securitization”) that extends until August 2011 and provides up to $325 million in funding from the sale of certain customer trade account receivables originating from Company subsidiaries located in Germany, Portugal, Spain, France and the U.K. (“Sellers”). Under the European Securitization, receivables originated by the Sellers and certain of their subsidiaries are transferred to Visteon Financial Centre P.L.C. (the “Transferor”). The Transferor is a bankruptcy-remote qualifying special purpose entity. Receivables transferred from the Sellers are funded through cash obtained from the issuance of variable loan notes to third-party lenders and through subordinated loans obtained from a wholly-owned subsidiary of the Company, representing the Company’s retained and beneficial interests in the receivables transferred.

Transfers under the European Securitization, for which the Company receives consideration other than a beneficial interest, are accounted for as “true sales” under the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and are removed from the balance sheet. The Company recorded true sales of approximately $64 million at a loss of approximately $1 million during the three-months ended September 30, 2006. Additionally, the Company has approximately $21 million of retained amounts related to these sales as of September 30, 2006. Transfers under the European Securitization, for which the Company receives a beneficial interest are not removed from the balance sheet and total $281 million as of September 30, 2006. The carrying value of the Company’s retained and beneficial interests in the receivables approximates fair value due to the current nature of the maturities and are subordinated to the interests of the third-party lenders.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7. Accounts Receivable Transfers — (Continued)

Availability of funding under the European Securitization depends primarily upon the amount of trade accounts receivables, reduced by outstanding borrowings under the program and other characteristics of those receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of September 30, 2006, approximately $112 million of the Company’s transferred receivables were considered eligible for borrowing under this facility, $60 million was outstanding and $24 million was available for funding.

The Sellers act as servicing agents and continue to service the transferred receivables for which they receive a monthly servicing fee based on the aggregate amount of the outstanding purchased receivables. The Company is required to pay a monthly fee to the lenders based on the unused portion of the European Securitization.

Other

The Company has certain factoring agreements in place whereby trade accounts receivable are sold to third-party financial institutions without recourse. The Company sold 60 million euro ($76 million), and 99 million euro ($117 million) under such agreements in Europe as of September 30, 2006 and December 31, 2005, respectively. Additionally, the Company sold 830 million Japanese yen ($7 million) of trade receivables under such agreements as of December 31, 2005.

The Company recognized losses of approximately $1 million and $2 million for the three and nine-month periods ended September 30, 2006, respectively, and less than $1 million and approximately $1 million for the three and nine-month periods ended September 30, 2005, respectively. Such losses represent the discount from book values at which these receivables were sold to third parties.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8. Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. A summary of inventories is provided below:

	September 30	December 31
	2006	2005
	(Dollars in Millions)

Raw materials	$158	$158
Work-in-process	268	242
Finished products	174	182

	600	582
Valuation reserves	(57)	(45)

	$543	$537

NOTE 9. Other Assets

Other current assets are summarized as follows:

	September 30	December 31
	2006	2005
	(Dollars in Millions)

Recoverable taxes	$97	$96
Current deferred tax assets	50	14
Prepaid assets	31	26
Customer deposits	25	25
Other	20	44

	$223	$205

Other non-current assets are summarized as follows:

	September 30	December 31
	2006	2005
	(Dollars in Millions)

Intangible pension asset	$88	$85
Non-current deferred tax assets	46	60
Unamortized debt costs and other intangible assets	34	18
Notes receivable	13	6
Other	22	23

	$203	$192

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10. Non-Consolidated Affiliates

The Company had $218 million and $226 million of equity in the net assets of non-consolidated affiliates at September 30, 2006 and December 31, 2005, respectively. The Company recorded equity in net income of non-consolidated affiliates of $8 million in both three-month periods ended September 30, 2006 and 2005 and recorded $27 million and $22 million for the nine month periods ended September 30, 2006 and 2005, respectively. The following table presents summarized financial data for such non-consolidated affiliates. The amounts included in the table below represent 100% of the results of operations of the Company’s non-consolidated affiliates accounted for under the equity method.

Summarized financial data for the three-month periods ended September 30 are as follows:

	Net Sales		Gross Margin		Net Income
	2006	2005	2006	2005	2006	2005
	(Dollars in Millions)

Yanfeng Visteon Automotive Trim Systems Co., Ltd.	$320	$290	$48	$46	$11	$11
All other	145	156	20	24	5	5

	$465	$446	$68	$70	$16	$16

Summarized financial data for the nine-month periods ended September 30 are as follows:

	Net Sales		Gross Margin		Net Income
	2006	2005	2006	2005	2006	2005
	(Dollars in Millions)

Yanfeng Visteon Automotive Trim Systems Co., Ltd.	$984	$711	$150	$106	$36	$24
All other	461	448	66	68	17	21

	$1,445	$1,159	$216	$174	$53	$45

The Company’s share of net assets and net income is reported in the consolidated financial statements as “Equity in net assets of non-consolidated affiliates” on the consolidated balance sheets and “Equity in net income of non-consolidated affiliates” on the consolidated statements of operations. Included in the Company’s accumulated deficit is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $112 million and $130 million at September 30, 2006 and December 31, 2005, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11. Property and Equipment

Property and equipment is stated at cost and is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property and equipment is provided below:

	September 30	December 31
	2006	2005
	(Dollars in Millions)

Land	$114	$113
Buildings and improvements	1,238	1,148
Machinery, equipment and other	3,900	3,492
Construction in progress	137	200

Total property and equipment	5,389	4,953
Accumulated depreciation	(2,556)	(2,140)

	2,833	2,813
Special tools, net of amortization	164	160

	$2,997	$2,973

Depreciation and amortization expenses are summarized as follows:

	Three-Months Ended		Nine-Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(Dollars in Millions)

Depreciation	$94	$99	$275	$403
Amortization	13	18	40	70

	$107	$117	$315	$473

NOTE 12. Other Liabilities

Other current liabilities are summarized as follows:

	September 30	December 31
	2006	2005
	(Dollars in Millions)

Salaries, wages and employer taxes	$150	$83
Product warranty and recall	67	74
Postretirement employee benefits other than pensions	38	42
Income and other taxes payable	38	35
Interest	30	46
Restructuring reserves	25	14
Legal and environmental	20	9
Other accrued liabilities	78	135

	$446	$438

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12. Other Liabilities — (Continued)

Other non-current liabilities are summarized as follows:

	September 30	December 31
	2006	2005
	(Dollars in Millions)

Non-income and other tax liabilities	$175	$180
Product warranty and recall	67	74
Incentive compensation	72	37
Deferred gains	48	50
Other	56	41

	$418	$382

NOTE 13. Debt

Short-term and long-term debt, including the fair market value of related interest rate swaps, are as follows:

	September 30	December 31
	2006	2005
	(Dollars in Millions)

Short-term debt
Revolving credit	$25	$347
Other — short-term	70	107
Current portion of long-term debt	48	31

	143	485

Long-term debt
Five-year term loan retired June 13, 2006	—	241
8.25% notes due August 1, 2010	550	701
Seven-year term loan due June 13, 2013	800	—
7.00% notes due March 10, 2014	439	442
Other	143	125

	1,932	1,509

	$2,075	$1,994

Short and Long-Term Debt

On August 14, 2006, the Company entered into a credit agreement with a syndicate of financial institutions to provide for up to $350 million in secured revolving loans. The Company borrowed $25 million upon closing which was used for general corporate purposes. In addition, the Company had $94 million of obligations under letters of credit that reduced availability under the facility. The credit agreement expires on August 14, 2011. In addition, as of September 30, 2006, the Company had approximately $565 million of available borrowings under other committed and uncommitted facilities.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13. Debt — (Continued)

The obligations under the credit agreement are secured by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including real property, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of nearly all direct and indirect domestic subsidiaries (other than those domestic subsidiaries the sole assets of which are capital stock of foreign subsidiaries), as well as a second-priority lien on substantially all other material tangible and intangible assets of the Company and most of its domestic subsidiaries which secure the Company’s term loan agreement entered into on June 13, 2006. The terms of the agreement limit the obligations secured by certain U.S. assets to ensure compliance with the Company’s bond indenture. Borrowings under the revolving credit facility bear interest based on a variable rate interest option selected at the time of borrowing.

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

The $800 million seven-year secured term loan is secured by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including intellectual property, intercompany debt, the capital stock of nearly all direct and indirect subsidiaries (excluding Halla Climate Control) and 65% of the stock of certain first-tier foreign subsidiaries as well as a second-priority lien on substantially all other tangible and intangible assets of the Company and most of its domestic subsidiaries. The terms of the facilities limit the obligations secured by certain U.S. assets to ensure compliance with the Company’s bond indenture. Borrowings under the credit facilities bear interest based on a variable rate interest option selected at the time of borrowing and mature on June 13, 2013.

Interest Rate Swaps

The Company has entered into interest rate swaps for a portion of the 8.25% notes due August 1, 2010 ($125 million) and for a portion of the 7.00% notes due March 10, 2014 ($225 million). These interest rate swaps effectively convert the designated portions of these notes from fixed interest rate to variable interest rate instruments in connection with the Company’s risk management policies. The Company’s fixed-for-variable interest rate swaps have been designated as fair value hedges and the effect of marking these contracts to market has been recorded in the Company’s consolidated balance sheets as a direct adjustment to the underlying debt. The adjustment does not affect the results of operations unless the contract is terminated, in which case the resulting gain or loss on termination is recorded as a valuation adjustment of the underlying debt and is amortized to interest expense over the remaining life of the debt.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14. Employee Retirement Benefits

The components of postretirement benefits other than pensions are as follows:

	September 30	December 31
	2006	2005
	(Dollars in Millions)

Visteon sponsored postretirement benefits other than pensions	$702	$724
Postretirement benefit related obligations to Ford	125	154

Postretirement benefits other than pensions	$827	$878

Net Periodic Benefit Costs

Components of net periodic benefit cost for the three-month periods ended September 30 are as follows:

	Retirement Plans				Health Care and Life
	U.S. Plans		Non-U.S. Plans		Insurance Benefits
	2006	2005	2006	2005	2006	2005
	(Dollars in Millions)

Service cost	$13	$15	$9	$9	$4	$12
Interest cost	18	18	17	16	10	16
Expected return on plan assets	(19)	(17)	(13)	(14)	—	—
Amortization of:
Transition	—	—	1	1	—	—
Plan amendments	1	2	1	1	(12)	(4)
Actuarial losses and other	1	2	5	1	8	8
Curtailment gain	—	—	—	—	—	(1)

Visteon sponsored plan net periodic benefit cost	14	20	20	14	10	31

Expense for Visteon-assigned Ford-UAW and certain salaried employees	—	28	—	—	(2)	55

Net periodic benefit cost, excluding restructuring	$14	$48	$20	$14	$8	$86

Special termination benefits	$—	$—	$1	$—	$—	$—
Curtailment loss	—	—	—	11	—	—

Total restructuring related net periodic benefit cost	$—	$—	$1	$11	$—	$—

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14. Employee Retirement Benefits — (Continued)

Components of net periodic benefit cost for the nine-month periods ended September 30 are as follows:

					Health Care
	Retirement Plans				and Life
	U.S. Plans		Non-U.S. Plans		Insurance Benefits
	2006	2005	2006	2005	2006	2005
	(Dollars in Millions)

Service cost	$42	$46	$26	$26	$12	$36
Interest cost	55	54	50	48	31	50
Expected return on plan assets	(55)	(51)	(38)	(44)	—	—
Amortization of:
Transition	—	—	1	1	—	—
Plan amendments	4	7	4	5	(37)	(5)
Actuarial losses and other	4	5	15	5	22	21
Special termination benefits	1	—	—	—	—	—
Curtailment gain	(11)	—	(1)	—	(37)	(1)

Visteon sponsored plan net periodic benefit costs	40	61	57	41	(9)	101
Expense for Visteon-assigned Ford-UAW and certain salaried employees	(3)	84	—	—	(29)	166

Net periodic benefits costs, excluding restructuring	$37	$145	$57	$41	$(38)	$267

Expense for Visteon-assigned Ford-UAW and certain salaried employees	$—	$3	$—	$—	$—	$—
Special termination benefits	—	—	1	1	—	—
Curtailment loss	—	—	—	11	—	—

Total restructuring related net periodic benefit cost	$—	$3	$1	$12	$—	$—

Retirement Benefit Related Restructuring Expenses

In addition to retirement benefit expenses, the Company has recorded certain retirement benefit-related restructuring charges in connection with restructuring activities related to the Company’s three-year improvement plan. Such charges are initially recorded as restructuring expenses in the consolidated statements of operations and related liabilities are subsequently reclassified to pension and OPEB liabilities. Approximately $1 million was recorded for such retirement benefit-related restructuring charges for the three and nine-month periods ended September 30, 2006.

During the three-month period ended September 30, 2005, the Company recognized $11 million of retirement benefit-related restructuring charges which resulted from a curtailment loss associated with a non-U.S. pension plan reflecting a reduction in expected future years of service for plan participants expected to transfer employment from a Company manufacturing facility to a Ford facility. In addition, the Company recorded $4 million of retirement benefit-related restructuring charges during the nine-month period ended September 30, 2005 resulting from a pension loss related to the continuation of the voluntary termination incentive program in the U.S. and special termination benefits related to certain non-U.S. pensions.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14. Employee Retirement Benefits — (Continued)

Contributions

During the nine-month period ended September 30, 2006, contributions to the Company’s U.S. retirement plans and postretirement health care and life insurance plans were $51 million and $19 million, respectively, and contributions to non-U.S. retirement plans were $34 million. The Company presently anticipates additional contributions to its U.S. retirement plans and postretirement health care and life insurance plans of $2 million and $12 million, respectively, in 2006 for a total of $53 million and $31 million, respectively. The Company also anticipates additional 2006 contributions to non-U.S. retirement plans of $24 million for a total of $58 million.

Curtailments

During the third quarter, approximately 200 hourly employees were laid off at certain U.S. manufacturing facilities, resulting in a reduction in expected future years of service in the related retirement and postretirement health care plans. As a result, the Company expects to recognize a net curtailment gain of approximately $10 million in the fourth quarter of 2006.

Postretirement Benefit Related Relief

Effective January 1, 2006, Ford acquired two plants from ACH, which are located in Rawsonville, Michigan and Sterling Heights, Michigan. In connection with this transaction and the Salaried Employee Transition Agreement between the Company and Ford, certain salaried employees of the Company were transferred to Ford who were eligible for benefits or had rights to benefits under Ford’s postretirement health care and life insurance plans. The Company reported in the consolidated statements of operations as “Cost of sales” approximately $24 million related to the relief of postretirement benefits payable to Ford during the nine-month period ended September 30, 2006 and recorded curtailment gains of approximately $48 million in the nine-month period ended September 30, 2006 related to the reduction in expected future service in Visteon sponsored postretirement health care and life insurance plans and retirement plans.

NOTE 15. Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income (loss) before income taxes, excluding related equity in net income of non-consolidated affiliates for the period. Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” the Company is required to adjust its effective tax rate each three-month period to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15. Income Taxes — (Continued)

For both the three and nine-month periods ended September 30, 2006 and 2005, income taxes included the impact of maintaining a valuation allowance against the Company’s deferred tax assets in the U.S. and certain foreign countries. As a result, income tax benefits attributable to pre-tax losses incurred in the affected jurisdictions were not provided. The Company recorded a provision of $10 million and $57 million for the three and nine-month periods ended September 30, 2006, respectively, as compared with a provision of $21 million and $41 million for the three and nine-month periods ended September 30, 2005. The provisions for both the three and nine-month periods ended September 30, 2006 reflect income tax expense related to those countries where the Company is profitable and whose results continue to be tax-effected, accrued withholding taxes, and certain non-recurring and other discrete tax items, including changes in other comprehensive loss principally due to foreign currency exchange rates.

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

NOTE 16. Comprehensive Loss

Comprehensive loss, net of tax is summarized below:

	Three-Months Ended		Nine-Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(Dollars in Millions)

Net loss	$(177)	$(207)	$(124)	$(1,608)
Change in foreign currency translation adjustments	8	(1)	72	(135)
Other	5	(2)	(6)	(17)

	$(164)	$(210)	$(58)	$(1,760)

Accumulated other comprehensive loss, net of tax is comprised of the following:

	September 30	December 31
	2006	2005
	(Dollars in Millions)

Foreign currency translation adjustments	$117	$45
Minimum pension liability	(274)	(274)
Realized and unrealized losses on derivatives and other	(11)	(5)

	$(168)	$(234)

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17. Loss Per Share

Basic loss per share of common stock is calculated by dividing reported net loss by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. The calculation of diluted loss per share takes into account the effect of dilutive potential common stock, such as stock options, and contingently returnable shares, such as restricted stock.

	Three-Months Ended		Nine-Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(Dollars in Millions)

Numerator:
Net income loss before change in accounting and extraordinary item	$(177)	$(207)	$(128)	$(1,608)
Cumulative effect of change in accounting, net of tax	—	—	(4)	—

Net loss before extraordinary item	(177)	(207)	(132)	(1,608)

Extraordinary item, net of tax	—	—	8	—

Net loss	$(177)	$(207)	$(124)	$(1,608)

Denominator:
Average common stock outstanding	128.3	128.6	128.2	128.6
Less: Average restricted stock outstanding	(0.2)	(2.4)	(0.5)	(2.8)

Basic shares	128.1	126.2	127.7	125.8

Net dilutive effect of restricted stock	—	—	—	—

Diluted shares	128.1	126.2	127.7	125.8

Basic and Diluted per Share Data:
Basic and diluted loss per share before change in accounting and extraordinary item	$(1.38)	$(1.64)	$(1.00)	$(12.78)

Cumulative effect of change in accounting, net of tax	—	—	(0.03)	—

Basic and diluted loss per share before extraordinary item	(1.38)	(1.64)	(1.03)	(12.78)

Extraordinary item, net of tax	—	—	0.06	—

Basic and diluted loss per share	$(1.38)	$(1.64)	$(0.97)	$(12.78)

Stock options to purchase approximately 19 million shares of common stock and warrants to purchase 25 million shares of common stock were not included in the computation of diluted loss per share because the effect of including them would have been anti-dilutive due to the losses incurred during the periods.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18. Commitments and Contingencies

Guarantees

The Company has guaranteed approximately $99 million and $136 million of debt capacity held by subsidiaries, and $99 million and $84 million for lifetime lease payments held by subsidiaries at September 30, 2006 and December 31, 2005, respectively. In addition, the Company has guaranteed certain Tier 2 suppliers’ debt and lease obligations and other third-party service providers’ obligations of up to $17 million at September 30, 2006 and $20 million at December 31, 2005, to ensure the continued supply of essential parts.

Litigation and Claims

In February 2005, a shareholder lawsuit was filed in the U.S. District Court for the Eastern District of Michigan against the Company and certain current and former officers of the Company. In July 2005, the Public Employees’ Retirement System of Mississippi was appointed as lead plaintiff in this matter. In September 2005, the lead plaintiff filed an amended complaint, which alleges, among other things, that the Company and its independent registered public accounting firm, PricewaterhouseCoopers LLP, made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The named plaintiff seeks to represent a class consisting of purchasers of the Company’s securities during the period between June 28, 2000 and January 31, 2005. Class action status has not yet been certified in this litigation. On August 31, 2006, the defendants motion to dismiss the amended complaint for failure to state a claim was granted. The plaintiffs have appealed this decision.

In March 2005, a number of current and former directors and officers were named as defendants in two shareholder derivative suits pending in the State of Michigan Circuit Court for the County of Wayne. As is customary in derivative suits, the Company has been named as a defendant in these actions. As a nominal defendant, the Company is not liable for any damages in these suits nor is any specific relief sought against the Company. The complaints allege that, among other things, the individual defendants breached their fiduciary duties of good faith and loyalty and aided and abetted such breaches during the period between January 23, 2004 and January 31, 2005 in connection with the Company’s conduct concerning, among other things, the matters alleged in the securities class action discussed immediately above. The derivative matters have been stayed pending resolution of defendants’ motion to dismiss the securities matter pending in the Eastern District of Michigan and any related appeal.

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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18. Commitments and Contingencies — (Continued)

In June 2006, the Company and Ford Motor Company were named as defendants in a purported class action lawsuit brought under ERISA in the United States District Court for the Eastern District of Michigan on behalf of certain former salaried employees of the Company associated with two plants located in Michigan. The complaint alleges that the Company and Ford violated their fiduciary duties under ERISA when they established and spun off the Company and allocated certain pension liabilities between them, and later when they transferred the subject employees to Ford as new hires in 2006 after Ford acquired the plants. In August 2006, the Company and Ford moved to dismiss the complaint for failure to state a claim, which are currently pending.

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

The following table provides a reconciliation of changes in product warranty and recall liability for the nine-month periods ended September 30, 2006 and 2005:

	Product Warranty and Recall
	2006	2005
	(Dollars in Millions)

Beginning balance, January 1	$148	$94
Accruals for products shipped	31	46
Changes in estimates	1	22
Settlements	(46)	(24)

Ending balance, September 30	$134	$138

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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18. Commitments and Contingencies — (Continued)

The Company is aware of contamination at some of its properties and relating to various third-party superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites and at September 30, 2006, has recorded a reserve of approximately $8 million for these activities. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control which may change dramatically. Although the Company believes its reserve is adequate based on current information, the Company cannot provide assurance that the eventual environmental investigation, cleanup costs and related liabilities will not exceed the amount of its current reserve.

Other Contingent Matters

In addition to the matters discussed above, various other legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the Company, including those arising out of alleged defects in the Company’s products, governmental regulations relating to safety, employment-related matters, customer, supplier and other contractual relationships, and intellectual property rights. Some of the foregoing matters may involve compensatory, punitive or antitrust or other treble damage claims in very large amounts, or demands for equitable relief, sanctions, or other relief.

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at September 30, 2006 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate.

NOTE 19. Segment Information

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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19. Segment Information — (Continued)

Net Sales, Gross Margin and Operating Assets:

A summary of net sales and gross margin by segment is provided below:

	Net Sales
	Three-Months		Nine-Months		Gross Margin
	Ended		Ended		Three-Months Ended		Nine-Months Ended
	September 30		September 30		September 30		September 30
	2006	2005	2006	2005	2006	2005	2006	2005
	(Dollars in Millions)

Climate	$691	$627	$2,295	$2,118	$9	$20	$128	$151
Electronics	685	705	2,305	2,461	41	79	252	274
Interiors	631	630	2,064	2,295	(14)	(14)	28	5
Other	627	606	1,967	1,930	9	26	118	102
Eliminations	(152)	(209)	(470)	(778)	—	—	—	—

Total products	2,482	2,359	8,161	8,026	45	111	526	532
Services	133	—	416	—	2	—	4	—

Total segments	2,615	2,359	8,577	8,026	47	111	530	532

Reconciling Items
ACH	—	1,762	—	6,085	—	(11)	—	(42)
Corporate	—	—	—	—	—	—	72	—

Total consolidated	$2,615	$4,121	$8,577	$14,111	$47	$100	$602	$490

Inventories and property and equipment for reportable segments are as follows:

	Inventories		Property and Equipment, net
	September 30	December 31	September 30	December 31
	2006	2005	2006	2005
	(Dollars in Millions)

Climate	$158	$143	$919	$858
Electronics	111	114	694	702
Interiors	63	63	454	425
Other	211	217	377	382

Total products	543	537	2,444	2,367
Services	—	—	—	—

Total segments	543	537	2,444	2,367

Reconciling Items
Corporate	—	—	553	606

Total consolidated	$543	$537	$2,997	$2,973

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19. Segment Information — (Continued)

Reconciling Items

Significant adjustments necessary to reconcile segment net sales, gross margin, inventories, and property and equipment, net to the Company’s consolidated amounts are described as follows:

•	ACH — Represents the financial results for the facilities that were transferred to ACH on October 1, 2005.

•	Corporate — Includes the Company’s technical centers, corporate headquarters and other administrative and support functions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial data presented herein are unaudited, but in the opinion of management reflects those adjustments, including normal recurring adjustments, necessary for a fair statement of such information.

Executive Summary

Business Overview

Visteon Corporation is a leading global supplier of climate, interiors, electronics and other automotive systems, modules and components to vehicle manufacturers as well as the automotive aftermarket. The Company sells to the world’s largest vehicle manufacturers including BMW, DaimlerChrysler, Ford, General Motors, Honda, Hyundai / Kia, Nissan, Peugeot, Renault-Nissan, Toyota and Volkswagen.

The Company has a broad network of manufacturing, technical engineering and joint venture operations throughout the world, supported by approximately 46,000 employees dedicated to the design, development, manufacture and support of its product offering and its global customers, and conducts its business across five segments: Climate, Interiors, Electronics, Other and Services.

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

In January 2006, the Company announced a three-year improvement plan designed to further restructure the business and improve profitability. This improvement plan identified certain underperforming and non-strategic facilities that require significant restructuring or potential sale or exit, as well as other infrastructure and cost reduction initiatives. This program is expected to have a cumulative cash cost of approximately $400 million, of which $300 million is expected to be reimbursed from the escrow account. The Company expects to record restructuring charges, and related reimbursement from the escrow account as available, as elements of the plan are finalized.

Highlights for the Three-Month Period Ended September 30, 2006

Financial highlights for the three-month period ended September 30, 2006 include:

•	Net product sales were $2.5 billion, of which non-Ford customers accounted for $1.4 billion.
•	Gross margin of $47 million, down from $100 million in 2005.
•	Selling, general and administrative expenses of $177 million, lower than 2005 by $62 million.
•	Net loss of $177 million or $(1.38) per basic and diluted share.

The automotive industry remains challenging in North America and Europe, with continued market share pressures concentrated with U.S. vehicle manufacturers. While the ACH Transactions significantly reduced the Company’s exposure to Ford’s North America vehicle production, Ford remains an important customer, constituting 44% of the Company’s product sales. Ford North America production volumes decreased year-over-year, which was partially offset by an increase in Ford Europe production volume. Further, the Company has significant content on certain key Nissan vehicles produced for the North American market and PSA Peugeot Citroen and Renault-Nissan vehicles produced for the European market which posted year-over-year production declines. The Company’s net product sales and gross margin for the three-month period ended September 30, 2006 were pressured by these vehicle production declines, unfavorable vehicle mix, a weakening aftermarket business in North America and deteriorating performance of certain Western European manufacturing facilities comprehended by the Company’s three-year improvement plan. These pressures were partially offset by net sales increases associated with new business launches and continued growth in the Company’s Asia Pacific operations.

Ford has recently announced further year-over-year reductions in North America vehicle production for the remainder of 2006 and into the first part of 2007. Continued declines in Ford’s vehicle production could materially affect the Company’s operating results and the Company continues to work with other vehicle manufacturers to further its sales growth and diversification. During the three-month period ended September 30, 2006, the Company was awarded new forward year programs across all of its product groups by other vehicle manufacturers as well as Ford. These new programs, as well as awards during the first half of 2006, will further diversify the Company’s sales base in future years.

During the three-month period ended September 30, 2006, the Company recorded $14 million of restructuring charges associated with its three-year improvement plan for severance and related benefits associated with manufacturing facility actions in the U.S., Mexico and Europe. These restructuring charges were offset by an equal amount of reimbursement from the escrow account. As part of the three-year improvement plan, the Company originally identified 23 facilities that were targeted for closure, divestiture or actions to improve profitability. During 2006, the Company has commenced restructuring actions under this plan and, to date, has substantially completed actions at seven facilities. The Company continues to pursue alternatives to address or exit certain facilities in Western Europe, including the possibility of divestitures or renegotiated labor arrangements. However, there is no assurance that a transaction or other arrangement will occur in the near term or at all. The Company’s ultimate course of action for these facilities will be dependent upon that which provides the greatest return to shareholders.

In light of current and expected near-term vehicle production levels by the Company’s key customers, on October 31, 2006 the Company announced a plan to reduce its salaried workforce by 900 people. The Company expects to record a charge of up to $65 million in the fourth quarter of 2006 for severance and related termination benefits, offset by an equivalent amount of recovery from the escrow account. The Company anticipates that this action, once fully completed, will yield annual savings of approximately $75 million.

During the three-month period ended September 30, 2006, the Company entered into a credit agreement to provide for up to $350 million in secured revolving loans and a European accounts receivable securitization facility to provide up to $325 million in funding principally from the sale of certain customer receivable balances, both of which expire in 2011. These facilities replaced the $500 million five year revolving credit facility due to expire in 2007.

The Company continues to execute its long-term improvement program however, there are a number of challenges that may negatively affect the Company’s future financial results, including customer production volumes, pricing pressures, labor disruptions and raw material costs. In connection with the long-term improvement program, the Company continues to assess the recoverability of its long-lived assets which may result in future impairment charges. The Company cannot provide assurances that the results of its actions will fully mitigate the potential impact of continued negative industry trends.

Results of Operations

Organization and Operating Structure

In late 2005 the Company announced a new operating structure to manage the business on a go-forward basis, post the ACH Transactions. During the three-month period ended March 31, 2006, the Company completed the accompanying realignment of information systems and reporting structures to facilitate financial reporting under the revised organizational structure. Accordingly, segment disclosures have been updated to reflect the revised operating structure and comparable prior period segment data has been revised. The Company’s revised operating structure is comprised of the following: Climate, Electronics, Interiors, Services and Other. The Company’s segments are disclosed in Note 19 “Segment Information” to the consolidated financial statements.

Three-Month Period Ended September 30, 2006 and 2005

	Net Sales			Gross Margin
	2006	2005	Change	2006	2005	Change
	(Dollars in Millions)

Climate	$691	$627	$64	$9	$20	$(11)
Electronics	685	705	(20)	41	79	(38)
Interiors	631	630	1	(14)	(14)	—
Other	627	606	21	9	26	(17)
Eliminations	(152)	(209)	57	—	—	—

Total products	2,482	2,359	123	45	111	(66)
Services	133	—	133	2	—	2

Total segments	2,615	2,359	256	47	111	(64)
Reconciling Items
ACH	—	1,762	(1,762)	—	(11)	11
Corporate	—	—	—	—	—	—

Total consolidated	$2,615	$4,121	$(1,506)	$47	$100	$(53)

Net Sales

The Company’s net sales were $2.6 billion in the three-month period ended September 30, 2006, compared with $4.1 billion in the three-month period ended September 30, 2005, representing a decrease of $1.5 billion or 37%. The ACH Transactions resulted in a decrease of $1.8 billion, which was partially offset by services revenues of $133 million. Excluding the ACH Transactions and related eliminations and revenue from services provided to ACH, product sales increased by $66 million. Currency accounted for $90 million of the year-over-year increase. Sales were also higher in the Asia Pacific region despite work stoppages at Hyundai/Kia during the quarter. The increase in Asia Pacific sales reflected new business launched during the year and higher pass-through sales at a consolidated joint venture. The impact of currency and the increase in Asia Pacific sales were partially offset by lower sales in North America reflecting decreased Ford North America vehicle production volume and unfavorable product mix, as well as lower non-Ford vehicle production, principally Nissan products.

Net sales for Climate were $691 million in the three-month period ended September 30, 2006, compared with $627 million in the three-month period ended September 30, 2005, representing an increase of $64 million or 10%. Continued growth in the Company’s Asia Pacific consolidated subsidiaries increased net sales by $62 million, including favorable currency of $17 million. This growth was primarily driven by new business, partially offset by customer price reductions. Net sales in North America were $22 million lower year-over-year reflecting lower Ford North America vehicle production volume. Net sales in Europe were $24 million higher year-over-year reflecting higher Ford Europe vehicle production volume and favorable currency of $7 million.

Net sales for Electronics were $685 million in the three-month period ended September 30, 2006, compared with $705 million in the three-month period ended September 30, 2005, representing a decrease of $20 million or 3%. Vehicle production volume and mix decreased net sales by $45 million, primarily attributable to lower Ford and Nissan vehicle production volume, unfavorable product mix in North America and lower sales in Asia Pacific. These negative factors were partially offset by higher Ford Europe vehicle production volume. Customer price reductions were more than offset by price increases resulting from material commodity recoveries and product design actions. Favorable currency of $23 million, primarily in Europe, increased sales year-over-year.

Net sales for Interiors were $631 million in the three-month period ended September 30, 2006, compared with $630 million in the three-month period ended September 30, 2005. Vehicle production volume and product mix decreased net sales by $27 million. Lower Ford and Nissan vehicle production volume and unfavorable product mix in North America of $55 million and lower vehicle production by certain Europe OEM’s of $28 million were partially offset by increased sales in the Asia Pacific region of $56 million. The increase in Asia Pacific sales were primarily attributable to increased pass-through sales at a consolidated joint venture. Customer price reductions were more than offset by price increases resulting from raw material cost recoveries and product design actions. Favorable currency of $21 million in Europe and Asia Pacific increased sales year-over-year.

Net sales for Other were $627 million in the three-month period ended September 30, 2006, compared with $606 million in the three-month period ended September 30, 2005, representing an increase of $21 million or 3%. Favorable currency contributed $22 million in the increase in net sales. Vehicle production volume and product mix decreased net sales by $8 million, primarily attributable to lower North America aftermarket and non-Ford Europe sales partially offset by increased South America sales. Customer price reductions were more than offset by price increases resulting from raw material cost recoveries and product design actions.

Services revenues were $133 million in the three-month period ended September 30, 2006, related to information technology, engineering, administrative and other business support services provided by the Company approximating cost, under the terms of various agreements with ACH.

Gross Margin

The Company’s gross margin was $47 million in the three-month period ended September 30, 2006, compared with $100 million in the three-month period ended September 30, 2005, representing a decrease of $53 million or 53%. The decrease in gross margin is primarily explained by unfavorable vehicle volumes and mix of $43 million, unfavorable operating performance associated with the volume declines and deteriorating operating performance of certain Western European manufacturing facilities comprehended by the Company’s three-year improvement plan. In addition, the nonrecurrence of favorable commodity hedges in 2005 and an arbitration settlement of $9 million in 2006 contributed to the decrease in gross margin. These factors were partially offset by lower depreciation and amortization expense of $21 million primarily reflecting the impact of the 2005 asset impairments, material and manufacturing efficiencies, and the impact of the ACH Transactions of $11 million.

Gross margin for Climate was $9 million in the three-month period ended September 30, 2006, compared with $20 million in the three-month period ended September 30, 2005, representing a decrease of $11 million or 55%. Vehicle volume and mix increased gross margin $12 million, primarily attributable to continued growth of the Company’s Asia Pacific consolidated subsidiaries. Material and manufacturing cost reduction activities, lower depreciation and amortization expense reflecting the impact of the 2005 asset impairments, and lower OPEB expenses increased gross margin by $14 million. This performance was more than offset by net customer price reductions and increases in raw material costs, principally aluminum, of $31 million. Unfavorable currency reduced gross margin by $5 million.

Gross margin for Electronics was $41 million in the three-month period ended September 30, 2006, compared with $79 million in the three-month period ended September 30, 2005, representing a decrease of $38 million or 48%. Lower vehicle production and unfavorable product mix reduced gross margin by $35 million, primarily attributable to lower Ford and non-Ford volumes in North America. Material and manufacturing cost reduction activities, lower depreciation and amortization expense reflecting the impact of the 2005 asset impairments, and lower OPEB expenses increased gross margin by $10 million. This performance was offset by net customer price reductions and increases in raw material costs of $6 million. Unfavorable currency reduced gross margin by $7 million.

Gross margin for Interiors was $(14) million in the three-month period ended September 30, 2006, equal to the amount in the three-month period ended September 30, 2005. Lower vehicle production and unfavorable product mix reduced gross margin by $9 million, primarily attributable to lower Ford and Nissan production in North America. Material and manufacturing cost reduction activities, lower depreciation and amortization expense reflecting the impact of the 2005 asset impairments, and lower OPEB expenses increased gross margin by $7 million. Additionally, price increases for raw material cost recoveries and product design actions more than offset customer price reductions and raw material cost increases, increasing gross margin by $4. Unfavorable currency reduced gross margin by $2 million.

Gross margin for Other was $9 million in the three-month period ended September 30, 2006, compared with $26 million in the three-month period ended September 30, 2005, representing a decrease of $17 million or 65%. Lower vehicle production and unfavorable product mix reduced gross margin by $11 million, with North America, Europe, and Aftermarket volumes all contributing to the reduction. Material and manufacturing cost reduction activities, lower depreciation and amortization expense reflecting the impact of the 2005 asset impairments, and lower OPEB expenses increased gross margin by $1 million, despite the unfavorable operating performance at certain Western Europe manufacturing facilities. This performance was partially offset by net customer price reductions and increases in raw material costs of $1 million and an arbitration settlement of $9 million, net of reserves. Favorable currency increased gross margin $2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $177 million in the three-month period ended September 30, 2006, compared with $239 million in the three-month period ended September 30, 2005, representing a decrease of $62 million or 26%. Under the terms of various agreements between the Company and ACH, expenses previously classified as selling, general and administrative expenses incurred to support the business of ACH are now classified as “Cost of sales” in the consolidated statements of operations, comprising $59 million of the decrease. Fees associated with the closing of the European securitization facility were charged to expense in the quarter and resulted in an increase of $9 million. Expenses related to the Company’s stock-based compensation and annual employee incentive programs, reflecting the Company’s progress towards established 2006 financial objectives, decreased $6 million during the three-month period ended September 30, 2006 as compared to 2005. Furthermore, selling, general, and administrative expenses were favorably impacted by lower OPEB and pension expenses and net cost efficiencies, partially offset by unfavorable currency of $3 million.

Interest

For the three-month period ended September 30, 2006 net interest expense of $40 million was $2 million higher than the three-month period ended September 30, 2005. The increase was primarily attributable to higher average interest rates on outstanding debt of $4 million and higher average debt levels of $1 million offset by lower corporate bank line fees of $3 million.

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

The Company currently estimates that the total cash cost associated with this three-year improvement plan will be approximately $400 million, which is significantly lower than the initially estimated amount of $550 million. The Company continues to achieve targeted cost reductions associated with the three-year improvement plan at a lower cost than expected due to higher levels of employee attrition and lower per employee severance cost resulting from changes to certain employee benefit plans during 2006. The Company anticipates that approximately $300 million of cash costs incurred under the three-year improvement plan will be reimbursed from the escrow account pursuant to the terms of the Escrow Agreement. Generally, charges are recorded as elements of the plan are finalized and the timing of activities and the amount of related costs are not likely to change.

The Company has incurred $72 million in cumulative restructuring costs related to the three-year improvement plan including $35 million, $18 million, $13 million and $6 million for the Other, Electronics, Interiors and Climate product groups respectively. Substantially all restructuring expenses recorded to date relate to employee severance and termination benefit costs and are aggregated as “Restructuring expenses” on the consolidated statements of operations.

On October 31, 2006 the Company announced a plan to reduce its salaried workforce by approximately 900 people in response to significant reductions in vehicle production by a number of the Company’s customers. The Company expects to record a charge of up to $65 million in the fourth quarter of 2006, offset by an equivalent amount of recovery from the escrow account. The Company anticipates that this action will generate up to $75 million of annual savings when completed.

During the three-month period ended September 30, 2006 the Company recorded $14 million of severance and other restructuring costs related to its three-year improvement plan. The most significant of the 2006 costs include the following:

•	Approximately $6 million of severance and termination benefit costs for approximately 1,000 employees related to a restructuring initiative at a North American Electronics manufacturing facility.

•	Approximately $5 million related to the announced closure of a North American Interiors manufacturing facility, comprised of approximately $4 million for a early termination lease penalty and approximately $1 million for severance for 265 hourly and 26 salaried employees.

•	Approximately $2 million of severance and termination benefit costs for 21 hourly employees related to the exit of certain assembly operations at a European Interiors manufacturing facility.

During the same period of 2005, restructuring expenses were comprised of an $11 million pension curtailment charge relating to a European workforce reduction plan.

The Company continues to evaluate alternatives for certain Western European manufacturing facilities comprehended by the three-year improvement plan, including potential divestitures, which may result in significant gains or losses. The Company cannot predict the timing or range of such amounts, if any, which may result.

Income Taxes

The provision for income taxes was $10 million for the three-month period ended September 30, 2006, compared with a provision of $21 million in the same period in 2005. Income taxes during the three-month periods ended September 30, 2006 and 2005 included the impact of maintaining a valuation allowance against the Company’s deferred tax assets in the U.S. and certain foreign countries. As a result, income tax benefits attributable to pre-tax losses incurred in the affected jurisdictions were not provided. The provisions for both of the three-month periods ended September 30, 2006 and 2005 reflect income tax expense related to those countries where the Company is profitable and whose results continue to be tax-effected, accrued withholding taxes, and certain non-recurring and other discrete tax items. Non-recurring and other discrete items recorded in the three-month period ended September 30, 2006 included a $4 million provision for an increase to income tax audit reserves and exchange rate impacts on centrally held tax liabilities. The reduction in tax expense for the three month period ending September 30, 2006 compared to the same period in 2005 is primarily a result of a $15 million allocation of tax benefits to continuing operations, as it relates to gains recorded in other comprehensive loss.

The Company is currently progressing toward a restructuring of its legal entities in Europe, the final form of which is expected to be complete in the fourth quarter of 2006. The impact of this restructuring is expected to result in a reduction to the tax cost of remitting earnings or cash from Europe and therefore, will likely result in a reduction to previously established tax liabilities when the structure is implemented and implications are quantified. The Company may also undertake a similar restructuring of its operations in Asia.

Nine-Month Period Ended September 30, 2006 and 2005

	Net Sales			Gross Margin
	2006	2005	Change	2006	2005	Change
	(Dollars in Millions)

Climate	$2,295	$2,118	$177	$128	$151	$(23)
Electronics	2,305	2,461	(156)	252	274	(22)
Interiors	2,064	2,295	(231)	28	5	23
Other	1,967	1,930	37	118	102	16
Eliminations	(470)	(778)	308	—	—	—

Total products	8,161	8,026	135	526	532	(6)
Services	416	—	416	4	—	4

Total segments	8,577	8,026	551	530	532	(2)

Reconciling Items
ACH	—	6,085	(6,085)	—	(42)	42
Corporate	—	—	—	72	—	72

Total consolidated	$8,577	$14,111	$(5,534)	$602	$490	$112

Net Sales

The Company’s net sales were $8.6 billion in the nine-month period ended September 30, 2006, compared with $14.1 billion for the same period of 2005, representing a decrease of $5.5 billion or 39%. The ACH Transactions resulted in a decrease of $6.1 billion, which was offset partially by services revenues of $416 million. Excluding the ACH Transactions and related eliminations and revenue from services provided to ACH, product sales decreased by $173 million. Sales were significantly lower in North America reflecting decreased Ford vehicle production volume and unfavorable product mix, and lower non-Ford vehicle production, principally Nissan products, and lower aftermarket sales. This decrease was partially offset by increases in the Europe and Asia Pacific regions, reflecting higher Ford Europe volumes, new business launched during the year, and higher pass-through sales at a consolidated joint venture. Favorable currency increased net sales by $38 million.

Net sales for Climate were $2.3 billion in the nine-month period ended September 30, 2006, compared with $2.1 billion in the nine-month period ended September 30, 2005, representing an increase of $177 million or 8%. Continued growth in the Company’s Asia Pacific consolidated subsidiaries increased net sales by $257 million. This growth was primarily driven by new business, and included favorable currency of $37 million partially offset by customer price reductions. Net sales in the North America region were $71 million lower year-over-year. This decrease reflects lower Ford North America vehicle production volume and unfavorable product mix partially offset by the launch of a new manufacturing facility in Alabama. Net sales in Europe were $26 million higher year-over-year reflecting higher Ford Europe vehicle production volume partially offset by unfavorable currency of $14 million.

Net sales for Electronics were $2.3 billion in the nine-month period ended September 30, 2006, compared with $2.5 billion in the nine-month period ended September 30, 2005, representing a decrease of $156 million or 6%. Vehicle volume and mix decreased net sales by $103 million, attributable to lower Ford and Nissan vehicle production volume and adverse product mix in North America and lower sales in Asia Pacific. This reduction was partially offset by higher Ford Europe vehicle production volume. Net customer price reductions decreased sales year-over-year and currency was unfavorable $39 million, primarily in Europe.

Net sales for Interiors were $2.1 billion in the nine-month period ended September 30, 2006, compared with $2.3 billion in the nine-month period ended September 30, 2005, representing a decrease of $231 million or 10%. Vehicle production volume and mix decreased net sales by $216 million, attributable to lower Ford and Nissan vehicle production volume and unfavorable product mix in North America, and lower non-Ford vehicle production volume in Europe. This reduction was partially offset by higher Asia Pacific net sales, primarily due to higher pass-through sales at a consolidated joint venture. Net customer price decreases were more than offset by price increases resulting from raw material cost recoveries and product design actions. Currency was unfavorable $34 million, primarily in Europe.

Net sales for Other were $1.9 billion in the nine-month period ended September 30, 2006, compared with $1.9 billion in the nine-month period ended September 30, 2005. Vehicle production volume and product mix increased net sales by $13 million. Increased production in the Asia Pacific and South America regions was partially offset by lower North America aftermarket sales. Net customer price decreases were more than offset by price increases resulting from raw material cost recoveries and product design actions. Currency was favorable $10 million, reflecting favorable currency movement in South America partially offset by Europe.

Services revenues were $416 million in the nine-month period ended September 30, 2006, related to information technology, engineering, administrative and other business support services provided by the Company approximating cost, under the terms of various agreements to ACH.

Gross Margin

The Company’s gross margin was $602 million in the nine-month period ended September 30, 2006, compared with $490 million in the nine-month period ended September 30, 2005, representing an increase of $112 million or 23%. The increase in gross margin is primarily attributable to the assumption by Ford of OPEB and pension liabilities of $72 million related to the transfer of certain Visteon salaried employees supporting two ACH manufacturing facilities that were transferred to Ford in January 2006, lower depreciation and amortization expense of $60 million primarily reflecting the impact of the 2005 asset impairments, the benefit of the ACH Transactions of $42 million, and improved operating performance, partially offset by unfavorable vehicle production and mix of $103 million, unfavorable currency of $26 million, and a one time arbitration settlement of $9 million net of reserves.

Gross margin for Climate was $128 million in the nine-month period ended September 30, 2006, compared with $151 million in the nine-month period ended September 30, 2005, representing a decrease of $23 million or 15%. Although net sales increased during the period, unfavorable customer and product mix resulted in a decrease in gross margin of $2 million. Material and manufacturing cost reduction activities, lower depreciation and amortization expense reflecting the impact of the 2005 asset impairments, and lower OPEB expenses increased gross margin by $58 million. This performance was offset by net customer price reductions and increases in raw material costs, principally aluminum, of $72 million. Unfavorable currency reduced gross margin by $8 million.

Gross margin for Electronics was $252 million in the nine-month period ended September 30, 2006, compared with $274 million in the nine-month period ended September 30, 2005, representing an increase of $22 million or 8%. Vehicle production and product mix was unfavorable $88 million primarily in the North America and Europe regions. Material and manufacturing cost reduction activities, lower depreciation and amortization expense reflecting the impact of the 2005 asset impairments, and lower OPEB expenses increased gross margin by $111 million. This performance was partially offset by net customer price reductions and increases in raw material costs of $30 million. Unfavorable currency reduced gross margin by $14 million.

Gross margin for Interiors was $28 million in the nine-month period ended September 30, 2006, compared with $5 million in the nine-month period ended September 30, 2005, representing an increase of $23 million. Vehicle volume and product mix was unfavorable $21 million, primarily in the Europe region. Material and manufacturing cost reduction activities lower depreciation and amortization expense reflecting the impact of the 2005 asset impairments and lower OPEB expenses increased gross margin $43 million. Favorable net customer pricing and settlements of $14 million were partially offset by increases in raw material costs of $7 million and unfavorable currency of $6 million.

Gross margin for Other was $118 million in the nine-month period ended September 30, 2006, compared with $102 million in the nine-month period ended September 30, 2005, representing an increase of $16 million or 16%. Vehicle production and product mix was favorable by $8 million. Material and manufacturing cost reduction activities, including negotiated labor concessions in Germany, lower depreciation and amortization expense reflecting the impact of the 2005 asset impairments and lower OPEB expenses increased gross margin by $17 million. This performance was offset partially by increases in raw material costs and net customer price reductions of $2 million, and an arbitration settlement of $9 million, net of reserves. Favorable currency increased gross margin by $2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $539 million in the nine-month period ended September 30, 2006, compared with $763 million in the nine-month period ended September 30, 2005, representing a decrease of $224 million or 29%. Under the terms of various agreements between the Company and ACH, expenses previously classified as selling, general and administrative expenses incurred to support the business of ACH are now classified as “Cost of sales” in the consolidated statements of operations, comprising $175 million of the decrease. Bad debt expense improved by $18 million reflecting the bankruptcy of a significant customer in the second quarter of 2005. Expenses related to the Company’s stock-based compensation and annual employee incentive programs, reflecting changes in the Company’s stock price and progress towards established 2006 financial objectives, increased $4 million during the nine-month period ended September 30, 2006 as compared to 2005. OPEB and pension expenses, net cost efficiencies, and currency comprised the remainder of lower selling, general and administrative expenses.

Interest

The nine-month period ended September 30, 2006 net interest expense of $117 million was $19 million higher than the nine-month period ended September 30, 2005. The increase was primarily attributable to higher average interest rates on outstanding debt of $27 million and recognition of unamortized debt issuance costs relating to credit facilities terminated in June 2006 of $5 million, partially offset by a gain on debt extinguishment of $8 million and an increase in interest income of $5 million.

Asset Impairments

The Company recorded asset impairments of $22 million during the nine-months ended September 30, 2006. In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” and in connection with restructuring activities undertaken at a European Interiors facility, the Company recorded an asset impairment of $10 million to reduce the net book value of certain long-lived assets to their estimated fair value. Additionally, in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” the Company determined that an “other than temporary” decline in the fair market value of an investment in a joint venture in Mexico occurred. Consequently, the Company reduced the carrying value of its investment by approximately $12 million to its estimated fair market value at June 30, 2006.

On May 24, 2005, the Company and Ford entered into a non-binding Memorandum of Understanding (“MOU”), setting forth a framework for the transfer of 23 North American facilities and related assets and liabilities (“the Business”) to a Ford-controlled entity. In September 2005, the Company and Ford entered into several definitive agreements and the Company completed the transfer of the Business to Automotive Component Holdings, LLC (“ACH”), an indirect, wholly-owned subsidiary of the Company.

Following the signing of the MOU and at June 30, 2005, the Company classified the manufacturing facilities and associated assets, including inventory, machinery, equipment and tooling to be sold as “held for sale.” The liabilities to be assumed or forgiven by Ford pursuant to the ACH Transactions, including employee liabilities and postretirement employee benefits payable to Ford were classified as “liabilities associated with assets held for sale” in the Company’s consolidated balance sheet following the signing of the MOU. SFAS 144 requires long-lived assets that are considered “held for sale” to be measured at the lower of their carrying value or fair value less cost to sell and future depreciation of such assets is ceased. During the nine-month period ended September 30, 2005, the Company’s Automotive Operations segment recorded a non-cash impairment charge of $920 million to write-down those assets considered “held for sale” to their aggregate estimated fair value less cost to sell.

Additionally, during the nine-month period ended September 30, 2005, the Automotive Operations segment recorded an impairment charge of $256 million to reduce the net book value of certain long-lived assets considered to be “held for use” to their estimated fair value. The impairment assessment was performed pursuant to impairment indicators including lower than anticipated current and near term future production volumes and the related impact on the Company’s projected operating results and cash flows.

Restructuring Activities

During the nine-month period ended September 30, 2006, the Company recorded $35 million of severance and other restructuring costs compared with $18 million for the same period in 2005.

Significant actions in the nine-month period ended September 30, 2006 include:

•	Approximately $6 million of severance and termination benefit costs for approximately 1,000 employees related to a restructuring initiative at a North American Electronics manufacturing facility.

•	Approximately $5 million related to the announced closure of a North American Interiors manufacturing facility, comprised of approximately $4 million for a early termination lease penalty and approximately $1 million for severance for 265 hourly and 26 salaried employees.

•	Approximately $2 million of severance and termination benefit costs for 21 hourly employees related to the exit of certain assembly operations at a European Interiors manufacturing facility.

•	Approximately $6 million related to workforce reduction activities in Electronics manufacturing facilities in Mexico and Portugal for employee severance and termination benefit costs for approximately 500 hourly and 50 salaried employees.

•	Approximately $6 million related to the announced closure of a European Interiors manufacturing facility for employee severance and termination benefits costs for approximately 150 hourly and salaried employees.

•	Approximately $3 million related to a Climate manufacturing facility in Mexico for employee severance and termination benefit costs associated with approximately 350 hourly and salaried employees.

The Company continues to evaluate alternatives under the three-year improvement plan, including divestitures, which may result in significant gains or losses.

Income Taxes

The provision for income taxes was $57 million for the nine-month period ended September 30, 2006, compared with $41 million in the same period in 2005. Income taxes during the nine-month period ended September 30, 2006 and 2005 included the impact of maintaining a valuation allowance against the Company’s deferred tax assets in the U.S. and certain foreign countries. As a result, income tax benefits attributable to pre-tax losses incurred in the affected jurisdictions were not provided. The provisions for both the nine-month periods ended September 30, 2006 and 2005, respectively, reflect primarily income tax expense related to those countries where the Company is profitable and whose results continue to be tax-effected, accrued withholding taxes, and certain non-recurring and other discrete tax items. Non-recurring and other discrete items recorded in the nine-month period ended September 30, 2006 included a $14 million benefit to restore net deferred tax assets associated with the Company’s operations in Brazil. Non-recurring and other discrete tax items recorded in the nine-month period ended September 30, 2005 resulted in a net benefit of $37 million, including a net benefit related to adjustments to the Company’s income tax reserves, and benefits related to a change in the estimated benefit associated with tax losses in Canada and the favorable resolution of tax matters in Mexico.

Liquidity and Capital Resources

Overview

The Company’s cash and liquidity needs are impacted by the level, variability, and timing of its customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. The Company’s intra-year needs are impacted by seasonal effects in the industry, such as the shutdown of operations in July and August, the subsequent ramp-up of new model production and the additional one-week shutdown in December by its primary customers. These seasonal effects normally require use of liquidity resources during the three-month period ended March 31 and the three-month period ended September 30. Further, as the Company’s operating profitability has become more concentrated with its foreign subsidiaries and joint ventures, the Company’s cash balances located outside the U.S. continue to increase. As of September 30, 2006 approximately 80% of the Company’s cash balance is located in jurisdictions outside of the U.S. as compared to approximately 60% at December 31, 2005. The Company’s ability to efficiently access cash balances in certain foreign jurisdictions is subject to local regulatory, statutory and contractual requirements.

Credit Ratings

Moody’s current corporate rating of the Company is B2 and SGL rating is 3. The rating on senior unsecured debt is Caa1 with a negative outlook. On October 4, 2006 Moody’s placed the ratings under review for possible downgrade. On October 31, 2006, S&P lowered the current corporate rating of the Company to B and the Company’s short term liquidity to B-3 and maintained the negative outlook on the rating. Fitch’s current rating on the Company’s senior secured debt is B with a negative outlook.

Any further downgrade in the Company’s credit ratings could reduce its access to capital, increase the costs of future borrowings, and increase the possibility of more restrictive terms and conditions contained in any new or replacement financing arrangements or commercial agreements or payment terms with suppliers.

European Securitization

The Company entered into a European accounts receivable securitization facility (“European Securitization”) in August 2006 that extends until August 2011 and provides up to $325 million in funding principally from the sale of certain customer trade account receivables originating from Company subsidiaries located in Germany, Portugal, Spain, France and the U.K.

Availability of funding under the European Securitization depends primarily upon the amount of trade accounts receivables, reduced by outstanding borrowings under the program and other characteristics of those receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of September 30, 2006, approximately $112 million of the Company’s transferred receivable balance was considered eligible for borrowings under this facility, $60 million was outstanding and $24 million was available for funding. The facility allows, and management intends, to add more countries and receivables to the program, which is expected to increase future availability levels in excess of $200 million.

Debt

On June 13, 2006, the Company entered into a credit agreement ( the “term loan credit agreement”) for a $800 million seven-year secured term loan. The Company borrowed the full $800 million upon closing and repaid approximately $650 million of existing borrowings and accrued interest on outstanding credit facilities. This borrowing bears interest at a LIBOR plus 3% and matures on June 13, 2013. Subsequent to closing on the seven-year term loan, the Company initiated open market purchases of its 8.25% interest bearing notes due August 1, 2010. The Company purchased $150 million of these notes at an all-in weighted cost of 94.16% of par, resulting in a gain on early extinguishment of approximately $8 million during the three-month period ended June 30, 2006.

On August 14, 2006, the Company entered into a credit agreement (the “ABL credit agreement”) with a syndicate of financial institutions, to provide for up to $350 million in secured revolving loans. The Company borrowed $25 million upon closing which was used for general corporate purposes. In addition, the Company had $94 million of obligations under letters of credit that reduced availability under the facility. The credit agreement expires on August 14, 2011. Borrowings under the ABL credit agreement bear interest based on a variable rate interest option selected at the time of borrowing. In addition, as of September 30, 2006, the Company had approximately $565 million of available borrowings under other committed and uncommitted facilities.

The Company had $1,932 million of outstanding long-term debt at September 30, 2006. This debt includes $550 million of notes bearing interest at 8.25% due August 1, 2010, $439 million of notes bearing interest at 7.00% due March 10, 2014, $800 million under the seven-year term loan bearing interest at LIBOR + 3% due June 13, 2013, and $143 million of various other, primarily non-U.S. affiliate, long-term debt instruments with various maturities.

Covenants and Restrictions

Subject to limited exceptions, each of the Company’s direct and indirect, existing and future, domestic subsidiaries acts as guarantor under its term loan credit agreement. The obligations under the credit agreement are secured by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including intellectual property, intercompany debt, the capital stock of nearly all direct and indirect domestic subsidiaries, and 65% of the stock of certain first tier foreign subsidiaries, as well as a second-priority lien on substantially all other material tangible and intangible assets of the Company and most of its domestic subsidiaries.

The obligations under the ABL credit agreement are secured by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including real property, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of nearly all direct and indirect domestic subsidiaries (other than those domestic subsidiaries the sole assets of which are capital stock of foreign subsidiaries), as well as a second-priority lien on substantially all other material tangible and intangible assets of the Company and most of its domestic subsidiaries which secure the Company’s term loan credit agreement.

The terms relating to both credit agreements specifically limit the obligations to be secured by a security interest in certain U.S. manufacturing properties and intercompany indebtedness and capital stock of U.S. manufacturing subsidiaries in order to ensure that, at the time of any borrowing under the Credit Agreement and other credit lines, the amount of the applicable borrowing which is secured by such assets (together with other borrowings which are secured by such assets and obligations in respect of certain sale-leaseback transactions) do not exceed 15% of Consolidated Net Tangible Assets (as defined in the indenture applicable to the Company’s outstanding bonds and debentures).

The credit agreements contain, among other things, mandatory prepayment provisions for certain asset sales, recovery events, equity issuances and debt incurrence, covenants, representations and warranties and events of default customary for facilities of this type. Such covenants include certain restrictions on the incurrence of additional indebtedness, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other repurchases in respect of capital stock, voluntary prepayments of certain other indebtedness, capital expenditures, transactions with affiliates, changes in fiscal periods, hedging arrangements, lines of business, negative pledge clauses, subsidiary distributions and the activities of certain holding company subsidiaries, subject to certain exceptions.

Under certain conditions amounts outstanding under the credit agreements may be accelerated. Bankruptcy and insolvency events with respect to us or certain of our subsidiaries will result in an automatic acceleration of the indebtedness under the credit agreements. Subject to notice and cure periods in certain cases, other events of default under the credit agreements will result in acceleration of indebtedness under the credit agreements at the option of the lenders. Such other events of default include failure to pay any principal, interest or other amounts when due, failure to comply with covenants, breach of representations or warranties in any material respect, non-payment or acceleration of other material debt, entry of material judgments not covered by insurance, or a change of control of the Company.

At September 30, 2006, the Company was in compliance with applicable covenants and restrictions, as amended, although there can be no assurance that the Company will remain in compliance with such covenants in the future. The ability of the Company’s subsidiaries to transfer assets is subject to various restrictions, including regulatory, governmental and contractual restraints.

Off-Balance Sheet Arrangements

The Company has guaranteed certain Tier 2 suppliers’ debt and lease obligations as well as certain obligations of an unconsolidated joint venture and other third-party service providers. These guarantees have not, nor does the Company expect they are reasonably likely to have, a material current or future effect on the Company’s financial position, results of operations or cash flows.

European Securitization

Effective August 14, 2006, the Company entered into a European accounts receivable securitization facility (“European Securitization”) that extends until August 2011 and provides up to $325 million in funding from the sale of certain customer trade account receivables originating from Company subsidiaries located in Germany, Portugal, Spain, France and the U.K. (“Sellers”). Under the European Securitization, receivables originated by the Sellers and certain of their subsidiaries are transferred to Visteon Financial Centre P.L.C. (the “Transferor”). The Transferor is a bankruptcy-remote qualifying special purpose entity. Receivables transferred from the Sellers are funded through cash obtained from the issuance of variable loan notes to third-party lenders and through subordinated loans obtained from a wholly-owned subsidiary of the Company, representing the Company’s retained and beneficial interests in the receivables transferred.

Transfers under the European Securitization, for which the Company receives consideration other than a beneficial interest, are accounted for as “true sales” under the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and are removed from the balance sheet. The Company recorded true sales of approximately $64 million at a loss of approximately $1 million during the three-months ended September 30, 2006. Additionally, the Company has approximately $21 million of retained amounts related to these sales as of September 30, 2006. Transfers under the European Securitization, for which the Company receives a beneficial interest are not removed from the balance sheet and total $281 million as of September 30, 2006. The carrying value of the Company’s retained and beneficial interests in the receivables approximates fair value due to the current nature of the maturities and are subordinated to the interests of the third-party lenders.

Availability of funding under the European Securitization depends primarily upon the amount of trade accounts receivables, reduced by outstanding borrowings under the program and other characteristics of those receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of September 30, 2006, approximately $112 million of the Company’s transferred receivables were considered eligible for borrowing under this facility, $60 million was outstanding and $24 million was available for funding.

The Sellers act as servicing agents and continue to service the transferred receivables for which they receive a monthly servicing fee based on the aggregate amount of the outstanding purchased receivables. The Company is required to pay a monthly fee to the lenders based on the unused portion of the European Securitization.

Other

The Company has certain factoring agreements in place whereby trade accounts receivable are sold to third-party financial institutions without recourse. The Company sold 60 million euro ($76 million), and 99 million euro ($117 million) under such agreements in Europe as of September 30, 2006 and December 31, 2005, respectively. Additionally, the Company sold 830 million Japanese yen ($7 million) of trade receivables under such agreements as of December 31, 2005.

The Company recognized losses of approximately $1 million and $2 million for the three and nine-month periods ended September 30, 2006, respectively, and less than $1 million and approximately $1 million for the three and nine-month periods ended September 30, 2005, respectively. Such losses represent the discount from book values at which these receivables were sold to third parties.

Cash Flows

Operating Activities

Cash provided from operating activities during the nine-month period ended September 30, 2006 totaled $42 million, compared with $375 million during the nine-month period ended September 30, 2005. The decrease is largely attributable to non-recurrence of the March 2005 funding agreement with Ford and subsequent amendment (which, in total, accelerated payment terms from 33 days to 22 days in 2005), lower postretirement benefit liabilities other than pensions, and lower depreciation and amortization related to the impact of the second quarter 2005 asset impairment, partially offset by lower losses excluding restructuring and impairment charges.

Investing Activities

Cash used by investing activities was $253 million during the nine-month period ended September 30, 2006, compared with $70 million for the nine-month period ended September 30, 2005. The increase resulted principally from the non-recurrence of the $311 million deposit from Ford as consideration for the purchase of inventory related to the sale of certain North American facilities, partially offset by a reduction in capital expenditures. The Company’s capital expenditures, excluding capital leases, in the nine-month period ended September 30, 2006 totaled $265 million, compared with $400 million during the nine-month period ended September 30, 2005, reflecting the impact of the ACH transactions and the Company’s continued focus on capital spending management. During the nine-month period ended September 30, 2006, proceeds from asset disposals were $18 million.

Financing Activities

Cash provided from financing activities totaled $60 million in the nine-month period ended September 30, 2006, compared with a use of $136 million for the nine-month period ended September 30, 2005. Cash proceeds in 2006 primarily resulted from the borrowing on the $800 million seven-year term loan due June 13, 2013, partially offset by a net repayment of $322 million on the revolving credit facility, repayment and termination of the $241 million five-year term loan due June 25, 2007, and repurchase of $150 million of outstanding 8.25% interest bearing notes due August 1, 2010. In connection with the borrowing on the $800 million seven-year term loan, the Company repaid and terminated its $350 million 18-month term loan issued in January 2006. Cash used by financing activities in 2005 primarily reflects the retirement of $250 million of 7.95% notes due August 1, 2005, termination of the General Electric Capital Corporation trade payables program, and reductions in other consolidated subsidiary debt, partially offset by a $300 million borrowing on the Company’s short-term revolving credit facility.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. Under this statement, companies must recognize a net asset or liability representing the funded status of their defined benefit pension and other postretirement benefit (OPEB) plans beginning with the balance sheet as of December 31, 2006. Implementation of this standard will result in an additional non-current liability on the Company’s balance sheet, with a corresponding charge to accumulated other comprehensive loss (after consideration of tax effects). The amount of this liability is dependent on actuarial valuations and plan asset values as of the September 30, 2006 measurement date, as well as foreign currency exchange rates as of December 31, 2006. The Company estimates that the pre-tax charge to equity could range from $125 to $175 million. Additionally, the Company expects that the effect of the implementation of this standard on its financial covenants will be immaterial.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Quantifying Financial Statement Misstatements, (“SAB 108”). SAB 108 clarifies that the evaluation of financial statement misstatements must be made based on all relevant quantitative and qualitative factors; this is referred to as a “dual approach.” The adoption of SAB 108 is effective for the year ending December 31, 2006 and is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” this statement, which becomes effective January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes in accordance with SFAS 109 with respect to recognition and measurement of tax positions that are taken or expected to be taken in a tax return and is effective January 1, 2007. The Company is currently evaluating the impact of this interpretation on its consolidated financial statements.

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

The cumulative effect, net of tax, of adoption of SFAS 123(R) was $4 million or $0.03 per share as of January 1, 2006. The Company recorded $1 million, or $0.01 per share, and $12 million, or $0.10 per share, of incremental compensation expense during the three and nine-month periods ended September 30, 2006, respectively, under SFAS 123(R) when compared to the amount that would have been recorded under SFAS 123. Additional disclosures required by SFAS 123(R) regarding the Company’s stock-based compensation plans and related accounting are provided in Note 3 “Stock-Based Compensation.”

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

	Three-Months Ended	Nine-Months Ended
	September 30, 2005	September 30, 2005
	(Dollars in Millions,
	Except Per Share Amounts)

Net loss, as reported	$(207)	$(1,608)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	18	25
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18)	(26)

Pro forma net loss	$(207)	$(1,609)

Net loss per share:
As reported:
Basic and diluted	$(1.64)	$(12.78)
Pro forma:
Basic and diluted	$(1.64)	$(12.79)

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

Cautionary Statements Regarding Forward-Looking Information

Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and estimates, which are subject to risks and uncertainties including those discussed in Item 1A under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year 2005 and elsewhere in this report. Accordingly, the reader should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent the Company’s estimates and assumptions only as of the date of this report. The Company does not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made. The Company qualifies all of its forward-looking statements by these cautionary statements.

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

Other Financial Information

PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed a limited review of the financial data presented on page 3 through 35 inclusive. The review was performed in accordance with standards for such reviews established by the Public Company Accounting Oversight Board (United States). The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

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

The Company’s primary foreign exchange operating exposures include the euro, Czech koruna, Korean won, Mexican peso and Hungarian forint. Because of the mix between the Company’s costs and revenues in various regions, operating results are exposed generally to weakening of the euro and to strengthening of the Czech koruna, Korean won, Mexican peso and Hungarian forint. For transactions in these currencies, the Company utilizes a strategy of partial coverage. As of September 30, 2006, the Company’s coverage for projected transactions in these currencies was approximately 58% for 2006.

As of September 30, 2006 and December 31, 2005, the net fair value of foreign currency forward contracts was a liability of $2 million and an asset of $9 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $69 million and $62 million as of September 30, 2006 and December 31, 2005, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company’s financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risk. These swaps effectively convert a portion of the Company’s fixed rate debt into variable rate debt. Including the effect of $350 million of interest rate swaps, approximately 36% and 45% of the Company’s borrowings were effectively on a fixed rate basis as of September 30, 2006 and December 31, 2005, respectively.

As of September 30, 2006 and December 31, 2005, the net fair value of interest rate swaps was a liability of $18 million and $15 million, respectively. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $8 million and $10 million as of September 30, 2006 and December 31, 2005, respectively. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $7 million and $6 million as of September 30, 2006 and December 31, 2005. This analysis may overstate the adverse impact on net interest expense because of the short-term nature of the Company’s interest bearing investments.

Commodity Risk

The Company’s exposure to market risks from changes in the price of commodities including aluminum, copper, steel products, plastic resins and diesel fuel are not hedged due to a lack of acceptable hedging instruments in the market. The Company’s exposures to price changes in such commodities are attempted to be addressed through negotiations with the Company’s suppliers and customers, although there can be no assurance that the Company will not have to absorb any or all price increases and/or surcharges. When and if acceptable hedging instruments are available in the market, management will determine at that time if financial hedging is appropriate, depending upon the Company’s exposure level at that time, the effectiveness of the financial hedge and other factors.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective because of the existence of a material weakness in the Company’s internal control over financial reporting as discussed below. Notwithstanding the material weakness, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

In the Company’s 2005 Annual Report on Form 10-K, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 because of the existence of a material weakness in the Company’s internal control over financial reporting relating to ineffective controls over the complete and accurate recording of freight, raw material and other supplier costs and related period-end accruals and payables originating in its North American purchasing function. This material weakness continued to exist as of September 30, 2006.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three-month period ended September 30, 2006 that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information above under Note 18, “Commitments and Contingencies,” to the consolidated financial statements which is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of Visteon common stock during the third quarter of 2006.

Issuer Purchases of Equity Securities

			Total Number	Maximum Number
			of Shares (or Units)	(or Approximate Dollar
	Total	Average	Purchased as Part	Value) of Shares (or
	Number of	Price Paid	of Publicly	Units) that May Yet Be
	Shares (or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased (1)	(or Unit)	or Programs	Plans or Programs

July 1, 2006 to July, 31, 2006	345	$6.75	—	—
August 1, 2006 to August 31, 2006	6,358	$7.17	—	—
September 1, 2006 to September 30, 2006	—	—	—	—

Total	6,703	$7.15	—	—

(1)	This column includes only shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share awards made pursuant to the Visteon Corporation 2004 Incentive Plan.

ITEM 6. EXHIBITS

(a) Exhibits

Please refer to the Exhibit Index on Page 60.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ William G. Quigley III
William G. Quigley III
Vice President, Corporate Controller and
Chief Accounting Officer

Date: November 7, 2006

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.
4.1	Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.2	Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.3	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
4.4	Form of Warrant Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
4.5	Form of Stockholder Agreement, dated as of October 1, 2005, between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
4.6	Term sheet dated July 31, 2000 establishing the terms of Visteon’s 8.25% Notes due August 1, 2010, is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated August 16, 2000.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.3	Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.3.1	Amendment Number Two, effective as of October 1, 2005, to Amended and Restated Employee Transition Agreement, dated as of April 1, 2000 and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.4	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.5	Visteon Corporation 2004 Incentive Plan, as amended and restated, is incorporated herein by reference to Appendix C to the Proxy Statement of Visteon dated March 30, 2006.*
10.5.1	Form of Terms and Conditions of Nonqualified Stock Options is incorporated herein by reference to Exhibit 10.9.1 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*

Exhibit
Number	Exhibit Name

10.5.2	Form of Terms and Conditions of Restricted Stock Grants is incorporated herein by reference to Exhibit 10.9.2 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.5.3	Form of Terms and Conditions of Restricted Stock Units is incorporated herein by reference to Exhibit 10.9.3 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.5.4	Form of Terms and Conditions of Stock Appreciation Rights is incorporated herein by reference to Exhibit 10.9.4 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10.6	Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10.6.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.6 hereto entered into by Visteon with Messrs. Johnston, Stebbins, Palmer, Donofrio, Kill, Marcin and Pallash and Mses. Buckingham and Stevenson is incorporated herein by reference to Exhibit 10.6.1 to the Quarterly Report on Form 10-Q of Visteon dated August 8, 2006.*
10.7	Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.7.1	Amendments to the Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, effective as of December 14, 2005 is incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.8	Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.8.1	Amendments to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.8.2	Amendment to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of May 10, 2006, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated May 12, 2006.*
10.9	Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.9.1	Amendments to the Visteon Corporation Deferred Compensation Plan, effective as of December 23, 2005 is incorporated herein by reference to Exhibit 10.16.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.10	Employment Agreement dated as of December 7, 2004 between Visteon and William G. Quigley III is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.11	Visteon Corporation Pension Parity Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.11.1	Amendments to the Visteon Corporation Pension Parity Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*

Exhibit
Number	Exhibit Name

10.12	Visteon Corporation Supplemental Executive Retirement Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.12.1	Amendments to the Visteon Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.19.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.12.2	Amendments to the Visteon Corporation Supplemental Executive Retirement Plan, effective as of June 30, 2006, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated June 19, 2006.*
10.13	Executive Employment Agreement dated as of September 15, 2000 between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2001.*
10.14	Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.15	Visteon Corporation Executive Separation Allowance Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.15.1	Amendments to the Visteon Corporation Executive Separation Allowance Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.16	Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain directors and executive officers under the plans constituting Exhibits 10.6, 10.7, 10.7.1, 10.9, 10.9.1, 10.11, 10.11.1, 10.12, 10.12.1, 10.12.2, 10.15 and 10.15.1 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.17	Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.
10.18	Credit Agreement, dated as of June 13, 2006, among Visteon Corporation, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse Securities (USA) LLC and Sumitomo Mitsui Banking Corporation, as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated June 19, 2006.
10.19	Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*
10.20	Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.

Exhibit
Number	Exhibit Name

10.21	Letter Agreement, effective as of May 23, 2005, between Visteon and Mr. Donald J. Stebbins is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 23, 2005.*
10.22	Visteon Corporation Non-Employee Director Stock Unit Plan is incorporated herein by reference to Appendix D to the Proxy Statement of Visteon dated March 30, 2006.*
10.23	Employment Agreement dated as of June 2, 2004 between Visteon and James F. Palmer is incorporated herein by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2004.*
10.24	Visteon Executive Severance Plan is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.25	Form of Executive Retiree Health Care Agreement is incorporated herein by reference to Exhibit 10.28 to the Current Report on Form 8-K of Visteon dated December 9, 2004.*
10.25.1	Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.25 hereto entered into by Visteon with Messrs. Johnston, Stebbins and Palmer and Ms. D. Stevenson is incorporated herein by reference to Exhibit 10.25.1 to the Quarterly Report on Form 10-Q of Visteon dated August 8, 2006.*
10.26	Contribution Agreement, dated as of September 12, 2005, between Visteon and VHF Holdings, Inc. is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.27	Visteon “A” Transaction Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.28	Visteon “B” Purchase Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.29	Escrow Agreement, dated as of October 1, 2005, among Visteon, Ford and Deutsche Bank Trust Company Americas, as escrow agent, is incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.30	Reimbursement Agreement, dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.31	Master Services Agreement, dated as of September 30, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.32	Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.33	Visteon Hourly Employee Conversion Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.34	Visteon Salaried Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.34.1	Amendment to Salaried Employee Lease Agreement and Payment Acceleration Agreement, dated as of March 30, 2006, among Visteon, Ford Motor Company and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.46.1 to the Quarterly Report on Form 10-Q of Visteon dated May 10, 2006.

Exhibit
Number	Exhibit Name

10.35	Visteon Salaried Employee Lease Agreement (Rawsonville/Sterling), dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.36	Visteon Salaried Employee Transition Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.36.1	Amendment Number One to Visteon Salaried Employee Transition Agreement, effective as of March 1, 2006, between Visteon and Ford is incorporated herein by reference to Exhibit 10.36.1 to the Quarterly Report on Form 10-Q of Visteon dated August 8, 2006.
10.37	Purchase and Supply Agreement, dated as of September 30, 2005, between Visteon (as seller) and Automotive Components Holdings, LLC (as buyer) is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.38	Purchase and Supply Agreement, dated as of September 30, 2005, between Automotive Components Holdings, LLC (as seller) and Visteon (as buyer) is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.39	Purchase and Supply Agreement, dated as of October 1, 2005, between Visteon (as seller) and Ford (as buyer) is incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.40	Intellectual Property Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.41	Software License and Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc. and Automotive Components Holdings, Inc. is incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.42	Intellectual Property License Agreement, dated as of October 1, 2005, among Visteon, Visteon Global Technologies, Inc. and Ford is incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.43	Master Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.44	Master Receivables Purchase & Servicing Agreement, dated as of August 14, 2006, by and among Visteon UK Limited, Visteon Deutschland GmbH, Visteon Sistemas Interiores Espana S.L., Cadiz Electronica SA, Visteon Portuguesa Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International Plc, Citicorp USA, Inc., and Visteon.
10.45	Variable Funding Agreement, dated as of August 14, 2006, by and among Visteon UK Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank International PLC, and certain financial institutions listed therein.
10.46	Subordinated VLN Facility Agreement, dated as of August 14, 2006, by and among Visteon Netherlands Finance B.V., Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., and Citibank International PLC.

Exhibit
Number	Exhibit Name

10.47	Master Definitions and Framework Deed, dated as of August 14, 2006, by and among Visteon, Visteon Netherlands Finance B.V., Visteon UK Limited, Visteon Deutschland GmbH, Visteon Systemes Interieurs SAS, Visteon Ardennes Industries SAS, Visteon Sistemas Interiores Espana S.L., Cadiz Electronica SA, Visteon Portuguesa Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International PLC, Citicorp USA, Inc., Wilmington Trust SP Services (Dublin) Limited, and certain financial institutions and other entities listed therein.
12.1	Statement re: Computation of Ratios.
14.1	Visteon Corporation — Ethics and Integrity Policy, as amended effective September 23, 2005 (code of business conduct and ethics) is incorporated herein by reference to Exhibit 14.1 to the Current Report on Form 8-K of Visteon dated September 28, 2005.
15.1	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 6, 2006 relating to Financial Information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated November 7, 2006.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated November 7, 2006.
32.1	Section 1350 Certification of Chief Executive Officer dated November 7, 2006.
32.2	Section 1350 Certification of Chief Financial Officer dated November 7, 2006.

†	Portions of these exhibits have been redacted pursuant to confidential treatment requests filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.