Form 10-K
period 2006-12-31
VISTEON CORP
filed 2007-02-28
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K
(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006, or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 1-15827

VISTEON CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	38-3519512
(State of incorporation)	(I.R.S. employer identification no.)

One Village Center Drive, Van Buren Township, Michigan	48111 (Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (800)-VISTEON

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, par value $1.00 per share	New York Stock Exchange

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   ✓    No

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
Yes   ✓    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No   ✓

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2006 (the last business day of the most recently completed second fiscal quarter) was approximately $923 million.

As of February 23, 2007, the registrant had outstanding 129,013,936 shares of common stock.

Document Incorporated by Reference*

Document	Where Incorporated

2007 Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)
* As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

PART I

ITEM 1.	BUSINESS

The Company’s Business

Visteon Corporation (“Visteon” or the “Company”) is a leading global supplier of automotive systems, modules and components to global vehicle manufacturers and the automotive aftermarket. The Company is headquartered in Van Buren Township, Michigan, with regional headquarters in Kerpen, Germany and Shanghai, China. The Company has a workforce of approximately 45,000 employees and a network of manufacturing sites, technical centers, sales offices and joint ventures located in every major geographic region of the world.

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

In September 2005, the Company transferred 23 of its North American facilities and certain other related assets and liabilities (the “Business”) to Automotive Components Holdings, LLC (“ACH”), an indirect, wholly-owned subsidiary of the Company and its subsidiaries. On October 1, 2005, the Company sold to Ford all of the capital stock of the parent company of ACH in exchange for Ford’s payment to the Company of approximately $300 million, as well as the forgiveness of certain other postretirement employee benefit liabilities and other obligations relating to hourly employees associated with the Business and the assumption of certain other liabilities (together, the “ACH Transactions”). The transferred facilities included all of the Company’s plants that leased hourly workers covered by Ford’s Master Agreement with the UAW. The Business accounted for approximately $6.1 billion of the Company’s total product sales for 2005, the majority being products sold to Ford.

The Company’s Industry

The Company supplies a range of integrated systems, modules and components to vehicle manufacturers for use in the manufacture of new vehicles, as well as to the aftermarket for use as replacement and enhancement parts. Historically, large vehicle manufacturers operated internal divisions to provide a wide range of component parts for their vehicles. Vehicle manufacturers have moved toward a competitive sourcing process for automotive parts, including increased purchases from independent suppliers, as they seek lower-priced and/or higher-technology products. Additional significant factors and trends in the automotive industry include:

•	Shift in Original Equipment Manufacturer (“OEM”) Market Share — Vehicle manufacturers domiciled outside of the United States continue to gain market share at the expense of the domestic vehicle manufacturers. Many of these foreign vehicle manufacturers have strong existing relationships with foreign-based suppliers. This has increased the competitive pressure on domestically domiciled suppliers like Visteon. The Company also believes that this trend creates growth opportunities for domestically domiciled suppliers, such as Visteon, who possess innovative and competitively priced technologies as foreign vehicle manufacturers increasingly establish local manufacturing and assembly facilities in North America and seek ways to further differentiate their product offerings.

•	OEM Pricing Pressures — Because vehicle manufacturers are under increasing competitive intensity, they must rapidly adjust to changing consumer preferences in order to differentiate their vehicles to maintain and grow their market share. These market pressures inhibit the ability of vehicle manufacturers to significantly increase vehicle prices, leading vehicle manufacturers to intensify their cost-reduction efforts with their suppliers. In particular, vehicle manufacturers are increasingly searching for lower cost sources of components and systems and have established global benchmark pricing.

ITEM 1.	BUSINESS — (Continued)

•	Financial Condition of Certain OEMs — In light of market share and end consumer pricing trends, certain vehicle manufacturers, particularly in North America and Europe, report significant financial challenges driven by excess production capacity and high fixed cost structures. These vehicle manufacturers continue to implement actions to further reduce capacity and streamline cost structures while investing in new technologies and vehicle platforms. Vehicle manufacturers continue to look to the supply base to assume additional design, development and service responsibilities for products providing capable suppliers the opportunity to further their commercial position in the OEM’s to the supply chain.

•	Raw Material and Component Costs — The supply of certain commodities used in the production of automotive parts, primarily metals, resins and energy, continues to be constrained resulting in increased costs which cannot be wholly recovered from the vehicle manufacturers. Such constraints and/or disruptions in supply are likely to continue to pressure the Company’s operating results.

•	Supplier Consolidation and Financial Condition — The number of automotive suppliers worldwide has been declining due to continued industry consolidation. In the U.S., declining sales volumes of certain domestic automakers combined with high material and labor costs has adversely impacted the financial condition of several domestic automotive suppliers, resulting in several significant supplier bankruptcies. Automotive suppliers must continue to focus on diversifying their customer base, developing innovative products at competitive prices and following their customers as they expand globally.

•	Globalization — To serve multiple markets more efficiently, vehicle manufacturers are assembling vehicle platforms globally. With this globalization, vehicle manufacturers are increasingly interested in buying components and systems from suppliers that can serve multiple markets, address local consumer preferences, control design costs and minimize import tariffs in local markets.

•	Demand for Safety-Related and Environmentally-Friendly Products — Consumers are increasingly interested in products and technologies that make them feel safer and more secure and many governmental regulators are requiring more safety-related and environmentally-friendly products. To achieve sustainable profitable growth, automotive suppliers must effectively support their customers in developing and delivering such products and technologies to the end-consumer at competitive prices.

•	Increasing Electronics Integration and Technological Content — Electronics integration, which typically involves replacing bulky mechanical components with electronic ones and/or adding new electrical functions and features to the vehicle, allows vehicle manufacturers improved control over vehicle weight, costs and functionality. Integrated electronic solutions help auto manufacturers improve fuel economy through weight reduction and reduce emissions through improved air and engine control systems. Also, consumer preferences for in-vehicle communication, navigation and entertainment capabilities and features continue to drive increased electronics content.

The Company’s Business Strategy

By leveraging the Company’s extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in its key climate, interiors and electronics product groups and to improve overall margins, long-term operating profitability and cash flows. To achieve these goals and respond to industry factors and trends, the Company is working to improve its operations, restructure its business and achieve profitable growth.

ITEM 1.	BUSINESS — (Continued)

Improve Operations

•	Achieving cost efficiencies — The Company continues to take actions to lower its manufacturing costs by increasing its focus on production utilization and related investment, closure and consolidation of facilities and relocation of production to lower cost environments to take further advantage of its global manufacturing footprint. The Company has consolidated its regional purchasing activities into a global commodity driven organization to provide increased spending leverage, optimize supplier relationships, and to further standardize its production and related material purchases. The Company has increased its focus and financial discipline in the evaluation of and bidding on new customer programs to improve operating margins, as well as taking actions to address lower margin customer programs.

•	Improve product quality and the health and safety of employees — The Company has increased its efforts and focus on ensuring that the products provided to its customers are of the highest quality and specification. Processes and standards continue to be implemented to prevent the occurrence of non-conforming production as measured by various industry standard quality ratings such as defective parts per million. The Company’s customers have recognized these efforts with various annual supplier quality awards. The health and safety of the Company’s employees is of utmost importance and the Company continues to implement programs, training and awareness in all of its operations to limit safety related incidents and to improve lost time case rates.

Restructure the Business

•	Under performing and non-strategic operations — In January 2006, the Company announced a multi-year improvement plan designed to further restructure the business and improve profitability. This improvement plan identified certain underperforming and non-strategic facilities that require significant restructuring or potential sale or exit, as well as other infrastructure and cost reduction initiatives. The majority of the cash expenses for this plan are expected to be funded by the $400 million escrow account established pursuant to the ACH Transactions.

•	Reduce overhead costs — To further improve the Company’s administrative and engineering costs, the Company continues activities to build and redesign its engineering capability in more competitive cost locations, and re-examine its current third-party supplier arrangements for purchased services. Additionally, as the Company improves its base operations and restructures underperforming and non-strategic operations, certain administrative functions must be fundamentally reorganized to effectively and efficiently support the Company’s business.

On October 31, 2006 the Company announced a plan to reduce its salaried workforce by approximately 900 people in response to significant reductions in vehicle production by a number of the Company’s customers. As of December 31, 2006 the Company had taken action on approximately 800 positions at a cost of approximately $19 million. The Company expects to complete the salaried workforce reduction during 2007 as additional elements of the plan are finalized and related actions become probable of occurrence.

Achieve Profitable Growth

•	Focused product portfolio — The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost-competitive basis. Because of the heavy capital and engineering investment needed to maintain this competitiveness, the Company re-examined its broad product portfolio to identify its key growth products considered core to its future success. Based on this assessment, the Company identified interiors, climate and electronics (including lighting) as its key growth products. The Company believes there are opportunities to capitalize on the continuing demand for additional electronics integration and associated products with its product portfolio and technical capabilities.

ITEM 1.	BUSINESS — (Continued)

•	Customer and geographic diversification — The Company is well positioned globally, with a diverse customer base. Although Ford remains the Company’s largest customer, the Company has been steadily diversifying its sales with growing OEMs. Following the ACH Transactions, the Company’s regional sales mix has become more balanced, with a greater percentage of product sales outside of North America.

Financial Information about Segments

In late 2005, the Company announced a new operating structure to manage the business following the ACH Transactions. This operating structure is comprised of the following global product groups: Climate, Electronics, Interiors and Other. Additionally, the Company established and commenced operations of Visteon Services, a centralized administrative function to monitor and facilitate transactions with ACH for the costs of leased employees and other services provided to ACH by the Company. In 2006, the Company completed the process of realigning systems and reporting structures to facilitate financial reporting under the revised organizational structure. Accordingly, segment disclosures have been updated to reflect the current operating structure and comparable prior period segment data has been revised.

Further information relating to the Company’s reportable segments can be found in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (Note 20, “Segment Information,” to the Company’s consolidated financial statements).

The Company’s Products

The following discussion describes the major product lines within each of the Company’s segments that the Company produces or offers as of the date of this report.

Electronics Products & Systems

The Company is one of the leading global suppliers of advanced in-vehicle entertainment, driver information, wireless communication, safety and security electronics technologies and products.

Electronics Product Lines	Description
Audio Systems	The Company produces a wide range of audio systems and components, ranging from base radio head units to integrated premium audio systems and amplifiers. Examples of the Company’s latest electronics products include digital and satellite radios, HD Radiotm broadcast tuners and premium systems.

Driver Information Systems	The Company designs and manufacturers a wide range of displays, from analog-electronic to high-impact instrument clusters that incorporate LCD displays.

Infotainment — Information, Entertainment and Multimedia	The Company has developed numerous products to assist driving and provide in-vehicle entertainment. A sampling of these technologies include: MACH(R) Voice Link Technology, connectivity solutions for portable devices, and a range of Family Entertainment Systems designed to support a variety of applications and vehicle segments.

Powertrain and Feature Control Modules	The Company designs and manufactures a wide range of powertrain and feature control modules for a worldwide customer base. Powertrain control modules cover a range of applications from single-cylinder small engine control systems to fully-integrated V8/V10 engine and transmission controllers. Feature control modules include products which manage a variety of electrical loads related to powertrain function, including controllers for fuel pumps, 4x4 transfer cases, intake manifold tuning valves, and voltage regulation systems.

ITEM 1. BUSINESS — (Continued)
Electronics Product Lines	Description
Electronic Climate Controls	The Company designs and manufactures a complete line of climate control modules with capability to provide full system integration. The array of modules available vary from single zone manual electronic modules to fully automatic multiple zone modules. The Company also provides integrated audio and climate control assemblies allowing styling and electrical architecture flexibility for various customer applications.

Lighting	The Company designs and builds a wide variety of headlamps (projector, reflector or Advanced Front Lighting Systems), Rear Combination Lamps, Center High-Mounted Stop Lamps (“CHMSL”) and Fog Lamps. The Company utilizes a variety of light-generating sources including Light Emitting Diode (“LED”), High Intensity Discharge (“HID”) and Halogen-based systems.

Climate Control Products & Systems

The Company is one of the leading global suppliers in the design and manufacturing of components, modules and systems that provide automotive heating, ventilation and air conditioning and powertrain cooling.

Climate Product Lines	Description
Climate Systems	The Company designs and manufactures fully integrated heating, ventilation and air conditioning (“HVAC”) systems. The Company’s proprietary analytical tools and systems integration expertise enables the development of climate-oriented components, subsystems and vehicle-level systems. Products contained in this area include: Heat Exchangers, Climate Controls, Compressors, and Fluid Transport Systems.

Powertrain Cooling Systems	Cooling functionality and thermal management for the vehicle’s powertrain system (engine and transmission) is provided by powertrain cooling-related technologies.

Interior Products & Systems

The Company is one of the leading global suppliers of cockpit modules, instrument panels, door and console modules and interior trim components.

Interiors Product Lines	Description
Cockpit Modules	The Company’s cockpit modules incorporate structural, electronic, climate control, mechanical and safety components. Customers are provided with a complete array of services including advanced engineering and computer-aided design, styling concepts and modeling and in-sequence delivery of manufactured parts. The Company’s Cockpit Modules are built around its instrument panels which consist of a substrate and the optional assembly of structure, ducts, registers, passenger airbag system (integrated or conventional), finished panels and the glove box assembly.

Door Panels and Trims	The Company provides a wide range of door panels / modules as well as a variety of interior trim products.

Console Modules	The Company’s consoles deliver flexible and versatile storage options to the consumer. The modules are interchangeable units and offer consumers a wide range of storage options that can be tailored to their individual needs.

Other Products & Systems

The Company designs and manufactures an array of chassis-related products, from driveline systems for popular all-wheel drive vehicles to steering and suspension systems, as well as powertrain products and systems, which are designed to provide the automotive customer with solutions that enhance powertrain performance, fuel economy and emissions control.

ITEM 1.	BUSINESS — (Continued)

The Company’s Customers

The Company sells its products primarily to global vehicle manufacturers as well as to other suppliers and assemblers. In addition, it sells products for use as aftermarket and service parts to automotive original equipment manufacturers and others for resale through their own independent distribution networks. The Company records revenue when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured.

Vehicle Manufacturers

The Company sells to all of the world’s largest vehicle manufacturers including BMW, DaimlerChrysler, Ford, General Motors, Honda, Hyundai/Kia, Mazda, Nissan, Peugeot, Renault, Toyota, and Volkswagen. Ford is the Company’s largest customer, and product sales to Ford, including those sales to Auto Alliance International, a joint venture between Ford and Mazda, accounted for approximately 45% of 2006 total product sales. In addition, product sales to Hyundai/Kia accounted for approximately 12% of 2006 total product sales, primarily concentrated in the Company’s Climate product group. Sales to customers other than Ford include sales to Mazda, of which Ford holds a 33.4% equity interest.

Price reductions are typically negotiated on an annual basis between suppliers and vehicle manufacturers. Such reductions are intended to take into account expected annual reductions in the overall cost to the supplier of providing products and services to the customer, through such factors as overall increases in manufacturing productivity, material cost reductions, and design-related cost improvements. The Company has agreed to provide specific average price reductions to its largest customer, Ford, for most North America sales through 2008. The Company has an aggressive cost reduction program that focuses on reducing its total costs, which are intended to offset customer price reductions. However, there can be no assurance that such cost reduction efforts will be sufficient to do so, especially considering recent increases in the costs of certain commodities used in the manufacture of the Company’s products. The Company records such price reductions when specific facts and circumstances indicate that a price reduction is probable and the amounts are reasonably estimable.

Other Customers

The Company sells products to various customers in the worldwide aftermarket as replacement or enhancement parts, such as body appearance packages and in-car entertainment systems, for current production and older vehicles. The Company’s service revenues relate to the supply of leased personnel and transition services to ACH in connection with various agreements pursuant to the ACH Transactions.

The Company’s Competition

The Company conducts its business in a complex and highly competitive industry. The global automotive parts industry principally involves the supply of systems, modules and components to vehicle manufacturers for the manufacture of new vehicles. Additionally, suppliers provide components to other suppliers for use in their product offerings and to the aftermarket for use as replacement or enhancement parts. As the supplier industry consolidates, the number of competitors decreases fostering extremely competitive conditions. Vehicle manufacturers rigorously evaluate suppliers on the basis of product quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design and manufacturing capability and flexibility, customer service and overall management.

ITEM 1.	BUSINESS — (Continued)

A summary of the Company’s primary independent competitors is provided below.

Electronics — The Company’s principal competitors in the Electronics segment included the following: Robert Bosch GmbH; Delphi Corporation; Denso Corporation; Hella KGaA; Koito Manufacturing Co., Ltd (North American Lighting); Matsushita Electric Industrial Co., Ltd. (Panasonic); and Siemens VDO Automotive AG.

Climate — The Company’s principal competitors in the Climate segment included the following: Behr GmbH & Co. KG; Delphi Corporation; Denso Corporation; and Valéo S.A.

Interiors — The Company’s principal competitors in the Interiors segment included the following: Faurecia Group; Johnson Controls, Inc.; Lear Corporation; Magna International Inc.; International Automotive Components Group; and Delphi Corporation.

Other — The Company’s principal competitors in the Other segment included the following: American Axle & Manufacturing Holdings, Inc; Robert Bosch GmbH; Dana Corporation; Delphi Corporation; Denso Corporation; Magna International Inc.; Siemens VDO Automotive AG; TRW Automotive Holdings Corp.; Valéo S.A.; GKN Plc.; JTEKT Corporation; ZF Friedrichshafen AG; NTN Corporation; Kautex Textron GmbH&Co KG; Inergy Automotive Systems; and TI Automotive.

The Company’s Product Sales Backlog

Anticipated net product sales for 2007 through 2009 from new and replacement programs, less net sales from phased-out and canceled programs are approximately $1 billion. The Company’s estimate of anticipated net sales may be impacted by various assumptions, including vehicle production levels on new and replacement programs, customer price reductions, foreign exchange rates and the timing of program launches. In addition, the Company typically enters into agreements with its customers at the beginning of a vehicle’s life for the fulfillment of a customers’ purchasing requirements for the entire production life of the vehicle. Although instances of early termination have historically been rare, these agreements generally may be terminated by customers at any time. Therefore, this anticipated net sales information does not represent firm orders or firm commitments.

ITEM 1.	BUSINESS — (Continued)

The Company’s International Operations

Financial information about sales and net property by major geographic region can be found in Note 20, “Segment Information,” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations. The following table sets forth the Company’s net sales and net property and equipment by geographic region as a percentage of total consolidated net sales and total consolidated net property and equipment, respectively:

				Net Property
	Net Sales			and Equipment
	Year Ended December 31			December 31
	2006	2005	2004	2006	2005

Geographic region:
United States	39%	61%	68%	32%	34%
Mexico	2%	2%	2%	4%	5%
Canada	1%	1%	1%	1%	1%
Intra-region eliminations	(1)%	(1)%	(1)%	—	—

Total North America	41%	63%	70%	37%	40%

Germany	7%	4%	3%	5%	6%
France	8%	5%	5%	7%	7%
United Kingdom	5%	4%	4%	4%	3%
Portugal	5%	4%	3%	4%	4%
Spain	6%	4%	3%	4%	4%
Czech Republic	4%	2%	2%	7%	6%
Hungary	2%	1%	1%	3%	3%
Other Europe	1%	1%	1%	2%	1%
Intra-region eliminations	(2)%	(1)%	(1)%	—	—

Total Europe	36%	24%	21%	36%	34%

Korea	16%	9%	6%	15%	14%
China	2%	1%	1%	3%	2%
India	2%	1%	1%	3%	3%
Japan	2%	1%	1%	2%	2%
Other Asia	1%	1%	1%	—	1%
Intra-region eliminations	(1)%	(1)%	(1)%	—	—

Total Asia	22%	12%	9%	23%	22%

South America	4%	3%	2%	4%	4%
All Other	1%	1%	1%	—	—
Intra-region eliminations	(4)%	(3)%	(3)%	—	—

	100%	100%	100%	100%	100%

ITEM 1.	BUSINESS — (Continued)

Seasonality of the Company’s Business

The Company’s business is moderately seasonal because its largest North American customers typically halt operations for approximately two weeks in July for model year changeovers and approximately one week in December during the winter holidays. Customers in Europe historically shut down vehicle production during a portion of August and one week in December. In addition, third quarter automotive production traditionally is lower as new vehicle models enter production. Accordingly, the Company’s third and fourth quarter results may reflect these trends. Refer to Note 21, “Summary Quarterly Financial Data” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The Company’s Workforce and Employee Relations

The Company’s workforce as of December 31, 2006 included approximately 45,000 persons, of which approximately 16,000 were salaried employees and 29,000 were hourly workers. As of December 31, 2006, the Company leased approximately 2,800 employees to ACH under the terms of the Salaried Employee Lease Agreement.

A substantial number of the Company’s hourly workforce in the U.S. are represented by unions and operate under collective bargaining agreements. In connection with the ACH Transactions, the Company terminated its lease from Ford of its UAW Master Agreement hourly workforce. Many of the Company’s European and Mexican employees are members of industrial trade unions and confederations within their respective countries. Many of these organizations operate under collectively bargained contracts that are not specific to any one employer. The Company constantly works to establish and maintain positive, cooperative relations with its unions around the world and believes that its relationships with unionized employees are satisfactory. There have been no significant work stoppages in the past five years, except for a brief work stoppage by employees represented by the IUE-CWA Local 907 at a manufacturing facility located in Bedford, Indiana during June 2004.

The Company’s Product Research and Development

The Company’s research and development efforts are intended to maintain leadership positions in core product lines and provide the Company with a competitive edge as it seeks additional business with new and existing customers. Total research and development expenditures were approximately $594 million in 2006, decreasing from $804 million in 2005 and $896 million in 2004 due to the ACH Transactions. The Company also works with technology development partners, including customers, to develop technological capabilities and new products and applications.

The Company’s Intellectual Property

The Company owns significant intellectual property, including a large number of patents, copyrights, proprietary tools and technologies and trade secrets and is involved in numerous licensing arrangements. Although the Company’s intellectual property plays an important role in maintaining its competitive position, no single patent, copyright, proprietary tool or technology, trade secret or license, or group of related patents, copyrights, proprietary tools or technologies, trade secrets or licenses is, in the opinion of management, of such value to the Company that its business would be materially affected by the expiration or termination thereof. The Company’s general policy is to apply for patents on an ongoing basis, in appropriate countries, on its patentable developments which are considered to have commercial significance.

The Company also views its name and mark as significant to its business as a whole. In addition, the Company holds rights in a number of other trade names and marks applicable to certain of its businesses and products that it views as important to such businesses and products.

ITEM 1.	BUSINESS — (Continued)

The Company’s Raw Materials and Suppliers

Raw materials used by the Company in the manufacture of its products primarily include steel, aluminum, resins, precious metals, urethane chemicals and electronics components. All of the materials used are generally available from numerous sources. However, the automotive supply industry has experienced significant inflationary pressures, which have placed significant operational and financial burdens on suppliers at all levels and has adversely impacted their financial condition.

Although the Company does not anticipate significant interruption in the supply of raw materials, the cost of ensuring the continued supply of certain raw materials, in particular steel, aluminum and resins, has increased significantly. This increase has had an adverse impact on the Company’s results of operations and will continue to adversely affect results of operations unless the Company’s customers share in these increased costs. To date, the Company has not been able to fully recover increased raw material costs from all of its customers, and the Company cannot provide assurance that it will be able to recover those costs in the future.

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

At the time of spin-off, the Company and Ford agreed on a division of liability for, and responsibility for management and remediation of environmental claims existing at that time and, further, that the Company would assume all liabilities for existing and future claims relating to sites that were transferred to it and its operation of those sites, including off-site disposal, except as otherwise specifically retained by Ford in the Master Transfer Agreement. In connection with the ACH Transactions, Ford agreed to re-assume these liabilities to the extent they arise from the ownership or operation prior to the spin-off of the locations transferred to ACH (excluding any increase in costs attributable to the exacerbation of such liability by the Company or its affiliates).

The Company is aware of contamination at some of its properties and relating to various third-party Superfund sites at which the Company or its predecessor has been named as a potentially responsible party. It is in various stages of investigation and cleanup at these sites. At December 31, 2006, the Company had recorded a reserve of approximately $9 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

During 2006, the Company did not make any material capital expenditures relating to environmental compliance.

ITEM 1.	BUSINESS — (Continued)

The Company’s Website and Access to Available Information

The Company’s current and periodic reports filed with the Securities and Exchange Commission, including amendments to those reports, may be obtained through its internet website at www.visteon.com free of charge as soon as reasonably practicable after the Company files these reports with the SEC. A copy of the Company’s code of business conduct and ethics for directors, officers and employees of Visteon and its subsidiaries, entitled “Ethics and Integrity Policy,” the Corporate Governance Guidelines adopted by the Company’s Board of Directors and the charters of each committee of the Board of Directors are also available on the Company’s website. A printed copy of the foregoing documents may be requested by contacting the Company’s Shareholder Relations department in writing at One Village Center Drive, Van Buren Township, MI 48111; by phone (877) 367-6092; or via email at vcstock@visteon.com.

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

Further, certain automakers, particularly in North America and Europe, report significant financial challenges due to the factors described above. These automakers continue to implement actions to further reduce capacity and streamline their cost structure while at the same time investing in new technologies and vehicle platforms. In the United States, DaimlerChrysler Corporation, Ford Motor Company, and General Motors Corporation have announced restructuring plans aimed at realigning their cost structure in light of current and projected market share and production volumes for the North American market. A significant element of these cost reduction actions includes closing factories, reducing the number of production shifts at open factories and the negotiation with and participation of the respective unionized workforces in addressing legacy costs related to health care, pensions, wages and other employee benefits. The results and effects of these actions and related negotiations are uncertain and, accordingly, could have a material adverse affect on the Company’s results of operations and financial condition.

The Company is highly dependent on Ford. Ford is currently undergoing a restructuring plan and further decreases in Ford’s vehicle production volume would adversely affect the Company’s results.

Ford is the Company’s largest customer and accounted for approximately 45% of total product sales in 2006, 62% of total product sales in 2005 and 70% of total product sales in 2004. The Company has made significant progress in diversifying its customer base with other automakers and reducing its sales concentration with Ford as a result of the completion of the ACH Transactions in 2005. Ford will continue to be the Company’s largest customer for the foreseeable future. Further, Ford has recently announced a restructuring plan and may ultimately restructure its operations in a way that could be adverse to the Company’s interests. As in the past, any change in Ford’s vehicle production volume will have a significant impact on the Company’s sales volume and restructuring efforts.

The Company currently leases approximately 2,800 salaried employees to ACH, a company controlled by Ford, and has an agreement with Ford to reimburse the Company for up to $150 million of the costs related to separating any of the leased employees should they be returned to the Company for any reason. In the event that Ford is unable or unwilling to fulfill its obligations under this agreement, the Company could be adversely affected.

ITEM 1A.	RISK FACTORS — (Continued)

The discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model for which the Company is a significant supplier could affect our estimates of anticipated net sales.

Although the Company has purchase orders from many of its customers, these purchase orders generally provide for the supply of a customer’s annual requirements for a particular model and assembly plant and are renewable on a year-to-year basis, rather than for the purchase of a specific quantity of products. Therefore, the discontinuation, loss of business with respect to, or a lack of commercial success, of a particular vehicle model for which the Company is a significant supplier could reduce the Company’s sales and affect its estimates of anticipated net sales.

Escalating pricing pressures from the Company’s customers may adversely affect the Company’s business.

Downward pricing pressures by automotive manufacturers has been a characteristic of the automotive industry in recent years. Virtually all automakers have aggressive price reduction initiatives and objectives each year with their suppliers, and such actions are expected to continue in the future. Accordingly, suppliers must be able to reduce their operating costs in order to maintain profitability. The Company has taken steps to reduce its operating costs to offset customer price reductions, in addition to other actions designed to resist such reductions; however, price reductions have impacted the Company’s sales and profit margins and are expected to do so in the future. If the Company is unable to offset customer price reductions in the future through improved operating efficiencies, new manufacturing processes, sourcing alternatives and other cost reduction initiatives, the Company’s results of operations and financial condition would be adversely affected.

The automotive supplier environment in which the Company operates continues to evolve and be uncertain.

In recent years, the competitive environment among suppliers to the global automotive manufacturers has changed significantly as these manufacturers have sought to outsource more vehicular components, modules and systems. In addition, the number of suppliers worldwide has been declining due to continued consolidation. In the United States, declining sales volumes of certain domestic automakers combined with high raw material and labor costs has adversely impacted the financial condition of several domestic automotive suppliers, including resulting in several significant supplier bankruptcies. The Company expects to respond to these developments by continuing to diversify its customer base through the continued development of innovative products at competitive prices as well as through strategic alliances, joint ventures, acquisitions and divestitures. However, there is no assurance that the Company’s efforts will be successful or that competitors with lower cost structures and better access to liquidity sources will not significantly impact the Company’s business, results of operations and financial condition.

Severe inflationary pressures impacting ferrous and non-ferrous metals and petroleum-based commodities may adversely affect the Company’s profitability and the profitability of the Company’s Tier 2 and Tier 3 supply base.

The automotive supply industry has experienced significant inflationary pressures, primarily in ferrous and non-ferrous metals and petroleum-based commodities, such as resins. These inflationary pressures have placed significant operational and financial burdens on automotive suppliers at all levels, and are expected to continue for the foreseeable future. Generally, it has been difficult to pass on, in total, the increased costs of raw materials and components used in the manufacture of the Company’s products to its customers. In addition, the Company’s need to maintain a continued supply of raw materials and/or components has made it difficult to resist price increases and surcharges imposed by its suppliers.

ITEM 1A.	RISK FACTORS — (Continued)

Further, this inflationary pressure, combined with other factors, has adversely impacted the financial condition of several domestic automotive suppliers, including resulting in several significant supplier bankruptcies. Because the Company purchases various types of equipment, raw materials and component parts from suppliers, it may be materially and adversely affected by the failure of those suppliers to perform as expected. This non-performance may consist of delivery delays, failures caused by production issues or delivery of non-conforming products, or supplier insolvency or bankruptcy. Consequently, the Company’s efforts to continue to mitigate the effects of these inflationary pressures may be insufficient if conditions were to worsen, resulting in a negative impact on the Company’s financial results.

The Company could be adversely affected by shortages of components from suppliers.

In an effort to manage and reduce the costs of purchased goods and services, the Company, like many suppliers and automakers, has been consolidating its supply base. As a result, the Company is dependent on single or limited sources of supply for certain components used in the manufacture of its products. The Company selects its suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities and financial condition. However, there can be no assurance that strong demand, capacity limitations or other problems experienced by the Company’s suppliers will not result in occasional shortages or delays in their supply of components. If the Company was to experience a significant or prolonged shortage of critical components from any of its suppliers, particularly those who are sole sources, and could not procure the components from other sources, the Company would be unable to meet its production schedules for some of its key products and to ship such products to its customers in timely fashion, which would adversely affect sales, margins and customer relations.

Work stoppages or similar difficulties could significantly disrupt the Company’s operations.

A work stoppage at one or more of the Company’s manufacturing and assembly facilities could have material adverse effects on the business. Also, if one or more of the Company’s customers were to experience a work stoppage, that customer would likely halt or limit purchases of the Company’s products which could result in the shut down of the related manufacturing facilities. Further, because the automotive industry relies heavily on just-in-time delivery of components during the assembly and manufacture of vehicles, a significant disruption in the supply of a key component due to a work stoppage at one of the Company’s suppliers or any other supplier could have the same consequences, and accordingly, have a material adverse effect on the Company’s financial results.

ITEM 1A.	RISK FACTORS — (Continued)

The Company has a history of significant losses; the Company is in the process of implementing a multi-year improvement plan but may be unable to successfully improve its performance or attain profitability.

The Company incurred net losses of $163 million, $270 million and $1,536 million for 2006, 2005 and 2004, respectively. The Company’s ability to improve its financial performance and return to profitability is dependent on its ability to implement its multi-year improvement plan, and realize the benefits of such plan. The Company expects to fund the majority of the cash restructuring costs contemplated by its multi-year plan with reimbursements from the $400 million escrow account established by Ford upon the completion of the ACH Transactions. However, it is possible that actual cash restructuring costs could vary significantly from the Company’s initial projections as the plan progresses, which could result in unexpected costs in future periods that may be in excess of amounts available from the escrow account resulting in an adverse impact on the Company’s financial results. Further, the Company cannot provide assurances that it will realize the expected benefits in the time periods projected, or at all, from its restructuring actions, or that such actions will improve its financial performance or return the Company to profitability in the near term or at all. In addition, a majority of the Company’s hourly workforce is unionized. Labor contracts with these unions can significantly restrict the Company’s ability to restructure or close plants and divest unprofitable, noncompetitive businesses as well as limit its ability to change local work rules and practices at a number of the Company’s facilities, constraining the implementation of cost-saving measures. These restrictions and limitations could have adverse effects on the Company’s results of operations and competitive position and could slow or alter the Company’s improvement plans.

Moreover, the Company recorded asset impairment charges of $22 million, $1,511 million and $314 million in 2006, 2005 and 2004, respectively, to adjust the carrying value of certain assets to their estimated fair value. Additional asset impairment charges in the future may result in the event that the Company does not achieve its internal financial plans, and such charges could materially affect the Company’s results of operations and financial condition in the period(s) recognized. In addition, the Company cannot provide assurance that it will be able to recover its remaining net deferred tax assets which is dependent upon achieving future taxable income in certain foreign jurisdictions. Failure to achieve its taxable income targets may change the Company’s assessment of the recoverability of its remaining net deferred tax assets and would likely result in an increase in the valuation allowance in the applicable period. Any increase in the valuation allowance would result in additional income tax expense, would reduce stockholders’ equity and could have a significant impact on the Company’s earnings going forward.

Sources of financing may not be available to the Company in the amount or terms required.

The Company’s business is highly dependent upon the ability to access the credit and capital markets. Access to, and the costs of borrowing in, these markets depend in part on the Company’s credit ratings, which are currently below investment grade. There can be no assurance that the Company’s credit ratings will not decline further in the future. Further downgrades of these ratings would increase the Company’s costs of borrowing and could imperil its liquidity.

The Company’s working capital requirements and cash provided by operating activities can vary greatly from quarter to quarter and from year to year, depending in part on the level, variability and timing of its customers’ worldwide vehicle production and the payment terms with the Company’s customers and suppliers. The Company cannot provide assurance that it will be able to satisfy its capital expenditure requirements during 2007 or subsequent years, or during any particular quarter, from cash provided by operating activities. If the Company’s working capital needs and capital expenditure requirements exceed its cash flows from operations, the Company would look to its cash balances and availability for borrowings to satisfy those needs, as well as the need to raise additional capital, which may not be available on satisfactory terms and in adequate amounts. For a discussion of these and other factors affecting the Company’s liquidity, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

ITEM 1A.	RISK FACTORS — (Continued)

The Company’s pension and other postretirement employee benefits expense and underfunding levels of pension plans could materially increase.

Substantially all of the Company’s employees participate in defined benefit pension plans or retirement/termination indemnity plans. The Company has previously experienced declines in interest rates and pension asset values. Future declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially increase the underfunded status of the Company’s plans and affect the level and timing of required contributions in 2007 and beyond. Additionally, a material increase in the underfunded status of the plans could significantly increase pension expenses and reduce the Company’s profitability.

The Company also sponsors other postretirement employee benefit (“OPEB”) plans in the United States. The Company funds its OPEB obligations on a pay-as-you-go basis; accordingly, the related plans have no assets. The Company is subject to increased OPEB cash outlays and costs due to, among other factors, rising health care costs. Increases in the expected cost of health care in excess of current assumptions could increase actuarially determined liabilities and related OPEB expenses along with future cash outlays.

The Company’s expected annual effective tax rate could be volatile and materially change as a result of changes in mix of earnings and other factors.

Changes in the Company’s debt and capital structure, among other items, may impact its effective tax rate. The Company’s overall effective tax rate is equal to consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional basis. Further, the Company is in a position whereby losses incurred in certain tax jurisdictions generally provide no current financial statement benefit. In addition, certain jurisdictions have statutory rates greater than or less than the United States statutory rate. As such, changes in the mix and source of earnings between jurisdictions could have a significant impact on the Company’s overall effective tax rate in future periods. Changes in tax law and rates, changes in rules related to accounting for income taxes, or adverse outcomes from tax audits that regularly are in process in any of the jurisdictions in which the Company operates could also have a significant impact on the Company’s overall effective rate in future periods.

The Company’s ability to effectively operate could be hindered if it fails to attract and retain key personnel.

The Company’s ability to operate its business and implement its strategies effectively depends, in part, on the efforts of its executive officers and other key employees. In addition, the Company’s future success will depend on, among other factors, the ability to attract and retain qualified personnel, particularly engineers and other employees with critical expertise and skills that support key customers and products. The loss of the services of any key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on the Company’s business.

ITEM 1A.	RISK FACTORS — (Continued)

The Company’s international operations, including Asian joint ventures, are subject to various risks that could adversely affect the Company’s business, results of operations and financial condition.

The Company has operating facilities, and conducts a significant portion of its business, outside the United States. The Company has invested significantly in joint ventures with other parties to conduct business in South Korea, China and elsewhere in Asia. The Company’s ability to repatriate funds from these joint ventures depends not only upon their uncertain cash flows and profits, but also upon the terms of particular agreements with the Company’s joint venture partners and maintenance of the legal and political status quo. The Company risks expropriation in China and the instability that would accompany civil unrest or armed conflict within the Asian region. More generally, the Company’s Asian joint ventures and other foreign investments could be adversely affected by changes in the political, economic and financial environments in host countries, including fluctuations in exchange rates, political instability, changes in foreign laws and regulations (or new interpretations of existing laws and regulations) and changes in trade policies, import and export restrictions and tariffs, taxes and exchange controls. Any one of these factors could have an adverse effect on the Company’s business, results of operations and financial condition. In addition, the Company’s consolidated financial statements are denominated in U.S. dollars and require translation adjustments, which can be significant, for purposes of reporting results from, and the financial condition of, its foreign investments.

Warranty claims, product liability claims and product recalls could harm the Company’s business, results of operations and financial condition.

The Company faces inherent business risk of exposure to warranty and product liability claims in the event that its products fail to perform as expected or such failure results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of the Company’s designed products are defective or are alleged to be defective, the Company may be required to participate in a recall campaign. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, automakers are increasingly expecting them to warrant their products and are increasingly looking to them for contributions when faced with product liability claims or recalls. A successful warranty or product liability claim against the Company in excess of its available insurance coverage and established reserves, or a requirement that the Company participate in a product recall campaign, would have adverse effects that could be material on the Company’s business, results of operations and financial condition.

The Company is involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse effect on its business, results of operations and financial position.

The Company is involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes (including disputes with suppliers), intellectual property matters, personal injury claims and employment matters. In addition, the Company, certain directors, officers and employees have been named in lawsuits alleging violations of the federal securities laws, ERISA and fiduciary obligations. No assurances can be given that such proceedings and claims will not have a material adverse impact on the Company’s profitability and financial position.

ITEM 1A.	RISK FACTORS — (Continued)

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

The Company owns significant intellectual property, including a large number of patents, trademarks, copyrights and trade secrets, and is involved in numerous licensing arrangements. The Company’s intellectual property plays an important role in maintaining its competitive position in a number of the markets served. Developments or assertions by or against the Company relating to intellectual property rights could materially impact the business. Significant technological developments by others also could materially and adversely affect the Company’s business and results of operations and financial condition.

The Company’s business and results of operations could be affected adversely by terrorism.

Terrorist-sponsored attacks, both foreign and domestic, could have adverse effects on the Company’s business and results of operations. These attacks could accelerate or exacerbate other automotive industry risks such as those described above and also have the potential to interfere with the Company’s business by disrupting supply chains and the delivery of products to customers.

A failure of the Company’s internal controls could adversely affect the Company’s ability to report its financial condition and results of operations accurately and on a timely basis. As a result, the Company’s business, operating results and liquidity could be harmed.

Because of the inherent limitations of any system of internal control, including the possibility of human error, the circumvention or overriding of controls or fraud, even an effective system of internal control may not prevent or detect all misstatements. In the event of an internal control failure, the Company’s ability to report its financial results on a timely and accurate basis could be adversely impacted, which could result in a loss of investor confidence in its financial reports or have a material adverse affect on the Company’s ability to operate its business or access sources of liquidity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s principal executive offices are located in Van Buren Township, Michigan. The Company also maintains regional headquarters in Kerpen, Germany and Shanghai, China. Set forth below is a listing of the Company’s most significant manufacturing and/or assembly facilities that are owned or leased by the Company and its consolidated subsidiaries as of December 31, 2006.

Interiors

Alabama	Tuscaloosa(L)
Illinois	Chicago(L)
Michigan	Benton Harbor(O)
Michigan	Benton Harbor(L)
Mississippi	Canton(L)
Mississippi	Durant(L)
Tennessee	LaVergne(L)
Belgium	Genk(L)
Brazil	Camacari, Bahia(L)
France	Aubergenville(L)
France	Blainville(L)
France	Brebieres(L)
France	Carvin(O)
France	Gondecourt(O)
France	Noyal-Chatillon-sur-Seiche(L)
France	Oyonnax(L)
France	Rougegoutte(O)
Germany	Berlin(L)
Poland	Swarzedz(L)
Slovakia	Nitra(L)
South Korea	Choongnam, Asan(O)
South Korea	Kangse-gu, Busan-si(L)
South Korea	Shinam-myon, Yesan-gun, Choongnam(O)
South Korea	Ulsan-si, Ulsan(O)
Spain	Almussafes, Valencia(L)
Spain	Barcelona(L)
Spain	Igualada(O)
Spain	Medina de Rioseco, Valladolid(O)
Spain	Pontevedra(O)
Thailand	Amphur Pluakdaeng, Rayong(O)
Thailand	Bangsaothoong, Samutprakam(L)
United Kingdom	Enfield, Middlesex(L)
United Kingdom	Enfield, Middlesex(O)
United Kingdom	Liverpool(L)

Climate

Alabama	Shorter(L)
Indiana	Connersville(O)
Argentina	General Pacheco, Buenos Aires(O)
Argentina	Quilmes, Buenos Aires(O)
Argentina	Rio Grande, Terra del Fuego(O)
Canada	Belleville, Ontario(O)
China	Chongqing(L)
China	Dalian(O)
China	Nanchang, Jiangxi Province(O)
China	Beijing(L)
France	Charleville, Mezieres Cedex(O)
India	Chennai(L)
India	Bhiwadi(L)
India	Maharashtra(L)
Mexico	Juarez, Chihuahua(O)
Mexico	Juarez, Chihuahua(L)
Portugal	Palmela(O)
Slovakia	Dubnica(L)(M)
South Africa	Port Elizabeth(L)
South Korea	Pyungtaek(O)
South Korea	Namgo, Ulsan(O)
South Korea	Taedok-Gu, Taejon(O)
Thailand	Amphur Pluakdaeng, Rayong(O)
Turkey	Gebze, Kocaeli(L)
United Kingdom	Basildon(O)

ITEM 2.	PROPERTIES — (Continued)

Electronics

Pennsylvania	Lansdale(L)
Brazil	Guarulhos, Sao Paulo(O)
Brazil	Manaus, Amazonas(L)
Czech Republic	Hluk(O)
Czech Republic	Rychvald(O)
France	Valbonne(L)
Hungary	Szekesfehervar(O))
Japan	Higashi, Hiroshima(O)
Mexico	Apodaca, Nuevo Leon(O)
Mexico	Apodaca, Nuevo Leon(O)
Mexico	Chihuahua, Chihuahua(L)
Portugal	Palmela(O)
Spain	Cadiz(O)

Other

Indiana	Bedford(O)
Missouri	Concordia(L)
New York	West Seneca(L)
Ohio	Springfield(L)
Virginia	Chesapeake(L)
Germany	Dueren(O)
Germany	Emden, Niedersachsen(L)
Germany	Glauchau, North Rhine Westfalia(L)
Germany	Wuelfrath(O)
India	Chengalpattu District, Chennai(L)
Mexico	Tamaulipas, Reynosa(L)
Philippines	Santa Rosa, Laguna(L)
Poland	Praszka(O)
United Kingdom	Belfast, Northern Ireland(O)
United Kingdom	Swansea(O)

(O) indicates owned facilities; (L) indicates leased facilities

As of December 31, 2006, the Company also owned or leased 37 corporate and sales offices, technical and engineering centers and customer service centers in fifteen countries around the world, 30 of which were leased and 7 were owned. Although the Company believes that its facilities are suitable and adequate, and have sufficient productive capacity to meet its present needs, additional facilities may be needed to meet future needs. The majority of the Company’s facilities are operating at normal levels based on respective capacities, with the exception of facilities that are in the process of being closed or restructured.

In addition, the Company’s non-consolidated affiliates operate over 40 manufacturing and/or assembly locations, primarily in the Asia-Pacific region.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 3.	LEGAL PROCEEDINGS — (Continued)

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

In March and April 2005, the Company and a number of current and former employees, officers and directors were named as defendants in three class action lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) in the U.S. District Court for the Eastern District of Michigan. In September 2005, the plaintiffs filed an amended and consolidated complaint, which generally alleges that the defendants breached their fiduciary duties under ERISA during the class period by, among other things, continuing to offer the Company stock as an investment alternative under the Visteon Investment Plan (and the Visteon Savings Plan for Hourly Employees, together the “Plans”), failing to disclose complete and accurate information regarding the prudence of investing in the Visteon stock, failing to monitor the actions of certain of the defendants, and failing to avoid conflicts of interest or promptly resolve them. These ERISA claims are predicated upon factual allegations similar to those raised in the derivative and securities class actions described immediately above. The consolidated complaint was brought on behalf of a named plaintiff and a putative class consisting of all participants or beneficiaries of the Plans whose accounts included Visteon stock at any time from July 20, 2001 through May 25, 2005. Class action status has not yet been certified in this litigation. In November 2005, the defendants moved to dismiss the consolidated amended complaint on various grounds. Prior to resolution of the defendants’ motion, the parties tentatively agreed to a settlement, which has been preliminarily approved by the judge assigned to this proceeding. The settlement is subject to final approval by the court.

In June 2006, the Company and Ford Motor Company were named as defendants in a purported class action lawsuit brought under ERISA in the United States District Court for the Eastern District of Michigan on behalf of certain former salaried employees of the Company associated with two plants located in Michigan. The complaint alleges that the Company and Ford violated their fiduciary duties under ERISA when they established and spun off the Company and allocated certain pension liabilities between them, and later when they transferred the subject employees to Ford as new hires in 2006 after Ford acquired the plants. In August 2006, the Company and Ford moved to dismiss the complaint for failure to state a claim, which is currently pending.

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

ITEM 3.	LEGAL PROCEEDINGS — (Continued)

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at December 31, 2006 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF VISTEON

The following table shows information about the executive officers of the Company. All ages are as of February 1, 2007:

Name	Age	Position

Michael F. Johnston	59	Chairman and Chief Executive Officer
Donald J. Stebbins	49	President and Chief Operating Officer
James F. Palmer	57	Executive Vice President and Chief Financial Officer
John Donofrio	45	Senior Vice President and General Counsel
John F. Kill	57	Senior Vice President and President, North America Customer Group and Global Advanced Product Development
Robert Pallash	55	Senior Vice President and President, Asia Customer Group
Dorothy L. Stephenson	57	Senior Vice President, Human Resources
Joel Coque	54	Vice President, Interiors Product Group
Joy M. Greenway	46	Vice President, Climate Product Group
Jonathan K. Maples	49	Vice President, Global Purchasing and Visteon Services
Steve Meszaros	43	Vice President, Electronics Product Group
William G. Quigley III	45	Senior Vice President, Corporate Controller and Chief Accounting Officer

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

Donald J. Stebbins has been Visteon’s President and Chief Operating Officer since joining the Company in May 2005, and a member of the Board of Directors since December 2006. Before joining Visteon, Mr. Stebbins served as President and Chief Operating Officer of operations in Europe, Asia and Africa for Lear Corporation since August 2004 and prior to that he was President and Chief Operating Officer of Lear’s operations in the Americas since September 2001.

James F. Palmer has been Visteon’s Executive Vice President and Chief Financial Officer since joining the Company in June 2004. Until February 2004, he was Senior Vice President of The Boeing Company, where he also served as President of Boeing Capital Corporation from November 2000 to November 2003, and President of the Boeing Shared Services Group prior thereto. Mr. Palmer has notified the Company that he will resign as Visteon’s Executive Vice President and Chief Financial Officer effective as of March 9, 2007.

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

Dorothy L. Stephenson has been Visteon’s Senior Vice President, Human Resources since joining the Company in May 2006. Prior to that, she was a human resources consultant since May 2003, and Vice President, Human Resources for Bethlehem Steel prior thereto.

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

William G. Quigley III has been Visteon’s Senior Vice President, Corporate Controller and Chief Accounting Officer since February 26, 2007 and was Vice President, Corporate Controller, and Chief Accounting Officer since joining the Company in December 2004. On March 9, 2007, Mr. Quigley will also serve as Visteon’s Chief Financial Officer. Before joining Visteon, he was the Vice President and Controller — Chief Accounting Officer of Federal-Mogul Corporation since June 2001. Mr. Quigley was previously Finance Director — Americas and Asia Pacific of Federal-Mogul since July 2000, and Finance Director — Aftermarket Business Operations of Federal-Mogul prior thereto.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York Stock Exchange in the United States under the symbol “VC.” As of February 23, 2007, the Company had 129,013,936 shares of its common stock $1.00 par value outstanding, which were owned by 102,146 shareholders of record. The table below shows the high and low sales prices for the Company’s common stock as reported by the New York Stock Exchange for each quarterly period for the last two years.

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock price per share
High	$6.84	$7.93	$9.99	$8.60
Low	$4.28	$4.07	$6.53	$7.26

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock price per share
High	$9.40	$7.87	$10.86	$9.98
Low	$5.67	$3.40	$6.34	$5.99

On February 9, 2005, the Company’s Board of Directors suspended the Company’s quarterly cash dividend on its common stock. Accordingly, no dividends were paid by the Company during the years ended December 31, 2006 or 2005. The Board evaluates the Company’s dividend policy based on all relevant factors. The Company’s credit agreements limit the amount of cash payments for dividends that may be made. Additionally, the ability of the Company’s subsidiaries to transfer assets is subject to various restrictions, including regulatory requirements and governmental restraints. Refer to Note 10, “Non-Consolidated Affiliates,” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — (Continued)

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of Visteon common stock during the fourth quarter of 2006.

Issuer Purchases of Equity Securities

Maximum number
			Total Number	(or Approximate
			of Shares (or units)	Dollar Value)
	Total	Average	Purchased as Part	of Shares (or Units)
	Number of	Price Paid	of Publicly	that May Yet Be
	Shares (or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

October 1, 2006 to October 31, 2006	759	$7.835	—	—
November 1, 2006 to November 30, 2006	20,465	7.906	—	—
December 1, 2006 to December 31, 2006	—	—	—	—

Total	21,224	$7.903	—	—

(1)	This column includes only shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share awards made pursuant to the Visteon Corporation 2004 Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents information from the Company’s consolidated financial statements for each of the five years ended December 31, 2006. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” included under Items 7 and 8, respectively, of this Annual Report on Form 10K.

	2006	2005	2004	2003	2002
	(Dollars in Millions,
	Except Per Share Amounts and Percentages)

Statement of Operations Data
Net sales	$11,418	$16,976	$18,657	$17,660	$18,395
Cost of sales	10,684	16,442	17,769	17,088	17,403
Selling, general and administrative expenses	716	946	980	1,008	893
Restructuring expenses	95	26	82	300	195
Reimbursement from Escrow Account	106	51	—	—	—
Impairment of long-lived assets	22	1,511	314	436	28
Gain on ACH Transactions	—	1,832	—	—	—
Interest expense, net	159	132	107	77	80
Debt extinguishment gain (loss)	8	—	(11)	—	—
Equity in net income of non-consolidated affiliates	33	25	45	55	44
Provision (benefit) for income taxes	25	64	962	6	(74)
Minority interests in consolidated subsidiaries	31	33	35	29	28

Net loss before change in accounting and extraordinary item	(167)	(270)	(1,536)	(1,229)	(114)
Cumulative effect of change in accounting, net of tax	(4)	—	—	—	(265)

Net loss before extraordinary item	(171)	(270)	(1,536)	(1,229)	(379)
Extraordinary item, net of tax	8	—	—	—	—

Net loss	$(163)	$(270)	$(1,536)	$(1,229)	$(379)

Per share data:
Basic and diluted before cumulative effect of change in accounting and extraordinary item	$(1.31)	$(2.14)	$(12.26)	$(9.77)	$(0.90)
Cumulative effect of change in accounting, net of tax	(0.03)	—	—	—	(2.07)

Basic and diluted loss per share before extraordinary item	(1.34)	(2.14)	(12.26)	$(9.77)	(2.97)
Extraordinary item, net of tax	0.06	—	—	—	—

Basic and diluted	$(1.28)	$(2.14)	$(12.26)	$(9.77)	$(2.97)

Cash dividends per share	$—	$—	$0.24	$0.24	$0.24
Balance Sheet Data
Total assets	$6,938	$6,736	$10,292	$11,024	$11,240
Total debt	$2,228	$1,994	$2,021	$1,818	$1,691
Total (deficit)/equity	$(188)	$(48)	$320	$1,812	$2,977
Other Financial Data
Cash provided from operating activities	$281	$417	$418	$363	$1,103
Cash used by investing activities	$(337)	$(231)	$(782)	$(781)	$(609)
Cash provided from (used by) financing activities	$214	$(51)	$135	$128	$(338)
Depreciation and amortization	$430	$595	$685	$677	$633
Capital expenditures	$373	$585	$827	$872	$725
After-tax return on:
Sales	(1.2)%	(1.4)%	(8.0)%	(6.8)%	(0.5)%
Average assets	(2.0)%	(2.8)%	(14.1)%	(10.8)%	(0.8)%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three-year period ended December 31, 2006. This section should be read in conjunction with the Company’s consolidated financial statements and related notes appearing in Item 8 of this Annual Report on Form 10-K.

Description of the Business

Visteon Corporation (“Visteon” or the “Company”) is a leading global supplier of climate, interiors, electronics and other automotive systems, modules and components to vehicle manufacturers as well as the automotive aftermarket. The Company sells to the world’s largest vehicle manufacturers including BMW, DaimlerChrysler, Ford, General Motors, Honda, Hyundai/Kia, Nissan, Peugeot, Renault-Nissan, Toyota and Volkswagen. The Company has a broad network of manufacturing, technical engineering and joint venture operations throughout the world, supported by approximately 45,000 employees dedicated to the design, development, manufacture and support of its product offering and its global customers.

Visteon was incorporated in Delaware in January 2000 as a wholly-owned subsidiary of Ford Motor Company (“Ford” or “ Ford Motor Company ”). Subsequently, Ford transferred the assets and liabilities comprising its automotive components and systems business to Visteon. The Company separated from Ford on June 28, 2000 when all of the Company’s common stock was distributed by Ford to its shareholders.

On May 24, 2005, the Company and Ford entered into a non-binding Memorandum of Understanding (“MOU”), setting forth a framework for the transfer of 23 North American facilities and related assets and liabilities (the “Business”) to a Ford-controlled entity. In September 2005, the Company and Ford entered into several definitive agreements, and the Company completed the transfer of the Business to Automotive Components Holdings, LLC (“ACH”), an indirect, wholly-owned subsidiary of the Company.

On June 30, 2005, following the signing of the MOU, the Company classified the manufacturing facilities and associated assets, including inventory, machinery, equipment and tooling, to be sold as “held for sale.” The liabilities to be assumed or forgiven by Ford pursuant to the ACH Transactions, including employee liabilities and postemployment benefits payable to Ford, were classified as “Liabilities associated with assets held for sale” in the Company’s consolidated balance sheet following the signing of the MOU. Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets that are considered “held for sale” to be measured at the lower of their carrying value or fair value less cost to sell and future depreciation of such assets is ceased. During the second quarter of 2005, the Company recorded a non-cash impairment charge of $920 million to write-down those assets considered “held for sale” to their aggregate estimated fair value less cost to sell. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms and management estimates.

On October 1, 2005, Ford acquired from Visteon all of the issued and outstanding shares of common stock of the parent of ACH in exchange for Ford’s payment to the Company of approximately $300 million, forgiveness of certain other postretirement employee benefit (“OPEB”) liabilities and other obligations relating to hourly employees associated with the Business, and the assumption of certain other liabilities with respect to the Business (together, the “ACH Transactions”). Additionally, on October 1, 2005, Ford acquired from the Company warrants to acquire 25 million shares of the Company’s common stock and agreed to provide funds to be used in the Company’s further restructuring.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The Business accounted for approximately $6.1 billion of the Company’s total 2005 product sales, the majority being products sold to Ford. Also, the transferred facilities included all of the Company’s plants that leased hourly workers covered by Ford’s Master Agreement with the UAW. The ACH Transactions addressed certain strategic and structural challenges of the business, although the Company expects additional restructuring activities and business improvement actions will be needed in the foreseeable future for the Company to achieve sustainable success in an increasingly challenging environment.

Business Strategy

By leveraging the Company’s extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in its key climate, interiors and electronics product groups and to improve overall margins, long-term operating profitability and cash flows. To achieve these goals and respond to industry factors and trends, the Company is working to improve its operations, restructure its business, and achieve profitable growth.

Visteon has embarked upon a multi-phase, multi-year plan to implement this strategy. A significant milestone in this long-term plan was the successful completion of the ACH Transactions with Ford on October 1, 2005. Although the ACH Transactions resulted in a significant reduction in the Company’s total sales (the business constituted approximately $6 billion in 2005 sales through the date of the transaction), this business was loss making and the Company’s ability to improve profitability was significantly restricted given the inflexible operating arrangements. Further, pursuant to this transaction, the Company transferred all master Ford-UAW employees to ACH including full relief of approximately $2.2 billion of related postretirement employee obligations and received cash funding for future restructuring actions with the establishment of a $400 million escrow account funded by Ford under the terms of the Escrow Agreement.

Organizational Structure

The Company views its organizational structure as an important enabler of its business strategy. Accordingly, and in late 2005, the Company announced a new operating structure to manage the business following the ACH Transactions. The new organizational structure was designed to achieve a global product focus and a regional customer focus. The global product focus is achieved through a product group structure, which provides for financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio. The regional customer focus is achieved through a customer group structure, which provides for the marketing, sales and service of the Company’s product portfolio to its customer base. Additionally, certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment.

In 2006 the Company completed the process of realigning systems and reporting structures to facilitate financial reporting under the revised organizational structure. The Company’s global product groups as of December 31, 2006 are as follows:

Climate — The Company’s Climate product group includes facilities that primarily manufacture climate products including air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport, and engine induction systems. Climate accounted for approximately 25%, 24%, and 27% of the Company’s total net sales, excluding ACH and intra-product group eliminations, in 2006, 2005 and 2004, respectively.

Electronics — The Company’s Electronics product group includes facilities that primarily manufacture electronics products including audio systems and components, infotainment, driver information, climate control electronics, powertrain controls and lighting. Electronics accounted for approximately 25%, 27% and 32% of the Company’s total net sales, excluding ACH and intra-product group eliminations, in 2006, 2005 and 2004, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Interiors — The Company’s Interior product group includes facilities that primarily manufacture interior products including instrument panels, cockpit modules, door trim and floor consoles. Interiors accounted for approximately 24%, 25% and 18% of the Company’s total net sales, excluding ACH and intra-product group eliminations, in 2006, 2005 and 2004, respectively.

Other — The Company’s Other product group includes facilities that primarily manufacture fuel products, chassis products, powertrain products, alternators and starters, as well as parts sold and distributed to the automotive aftermarket. Other accounted for approximately 21%, 22% and 23% of the Company’s total net sales, excluding ACH and intra-product group eliminations, in 2006, 2005 and 2004, respectively.

Services — The Company’s Services Operations supply leased personnel and transition services as required by certain agreements entered into by the Company with ACH as a part of the ACH Transactions. Pursuant to the Master Services Agreement and the Salaried Employee Lease Agreement, the Company agreed to provide ACH with certain information technology, personnel and other services to enable ACH to conduct its business. Services to ACH are provided at a rate approximately equal to the Company’s cost until such time the services are no longer required by ACH or the expiration of the related agreement. Services accounted for approximately 5% and 1% of the Company’s total net sales, excluding ACH and intra-product group eliminations in 2006 and 2005, respectively.

2006 Overview and Financial Results

The automotive industry remains challenging in North America and Europe, with continued market share pressures concentrated with U.S. vehicle manufacturers. While the ACH Transactions significantly reduced the Company’s exposure to Ford’s North America vehicle production, Ford remains an important customer, accounting for 45% of the Company’s 2006 product sales. However, Ford North America production volumes decreased by approximately 300,000 units or 10% during 2006, which was partially offset by an increase in Ford Europe production volume. Further, the Company has significant content on certain key Nissan vehicles produced for the North American market and PSA Peugeot Citroen and Renault-Nissan vehicles produced for the European market, all of which posted year-over-year production declines. The Company’s net product sales and gross margin for the year ended December 31, 2006 were pressured by these vehicle production declines, unfavorable vehicle mix, a weakening aftermarket business in North America and deteriorating performance of certain Western European manufacturing facilities. These pressures were partially offset by net sales increases associated with new business launches and continued growth in the Company’s Asia Pacific operations.

Net Sales

During the year ended December 31, 2006, the Company recorded total net sales of $11.4 billion, including product sales of $10.9 billion and services sales of $547 million, representing a decrease of $5.6 billion or 33% when compared to the same period of 2005. The ACH Transactions resulted in a decrease in product sales of $6.1 billion, which was partially offset by an increase in revenues of $383 million for services provided to ACH.

Following the ACH Transactions, the Company’s regional sales mix has become more balanced, with a greater percentage of product sales outside of North America. The Company believes that it is well positioned globally, with a diversifying customer base. Although Ford remains the Company’s largest customer, the Company has been steadily diversifying its sales with growing OEMs. Product sales to Ford were $4.9 billion, or 45% of total product sales and $10.4 billion, or 62% of total product sales for the years ended December 31, 2006 and 2005, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In late 2006, Ford announced further reductions in North America vehicle production for the remainder of 2006 and into 2007. Continued declines in Ford’s vehicle production could materially affect the Company’s operating results, and the Company continues to work with other vehicle manufacturers to further its sales growth and diversification. During 2006, the Company was awarded new forward year programs across all of its product groups by other vehicle manufacturers as well as Ford. These new programs will further diversify the Company’s sales base in future years.

Gross Margin

The Company’s gross margin was $734 million in 2006, compared with $534 million in 2005, representing an increase of $200 million or 37%. The increase in gross margin was attributable to efficiencies achieved through manufacturing, purchasing and ongoing restructuring efforts and certain one-time cost benefits, including postretirement benefit relief resulting from the assumption of such obligation by Ford related to Company employees transferred to Ford in connection with two ACH manufacturing facilities. These favorable items were partially offset by the unfavorable impact of lower Ford North America vehicle production, unfavorable product mix, and lower vehicle production volume of other customers.

The Company continues to take actions to lower its manufacturing costs by increasing its focus on production utilization and related investment, closure and consolidation of facilities and relocation of production to lower cost environments to take further advantage of its global manufacturing footprint. The Company has consolidated its regional purchasing activities into a global commodity driven organization to provide increased spending leverage and to further standardize its production and related material purchases. The Company has increased its focus and financial discipline in the evaluation of and bidding on new customer programs to improve operating margins and continues to take actions to address lower margin customer programs.

Restructuring Activities

In January 2006, the Company announced a multi-year improvement plan designed to further restructure the business and improve profitability. This improvement plan identified certain underperforming and non-strategic facilities that require significant restructuring or potential sale or exit, as well as other infrastructure and cost reduction initiatives. This improvement plan is expected to have a cumulative cash cost of approximately $430 million, of which $340 million is expected to be reimbursed from the escrow account. Additionally, the Company anticipates that the multi-year improvement plan will generate up to approximately $400 million of per annum savings when completed.

As part of this multi-year improvement plan, the Company originally identified 23 facilities that were targeted for closure, divestiture or actions to improve profitability. During 2006, the Company identified an additional 7 facilities, bringing the total number of facilities targeted for closure, divestiture or actions to improve profitability under the multi-year improvement plan to 30. The Company substantially completed actions related to 11 operations during the year-ended December 31, 2006. The Company continues to evaluate alternative courses of action related to the remaining 19 facilities, including the possibility of divestiture, closure or renegotiated commercial and/or labor arrangements. However, there is no assurance that a transaction or other arrangement will occur in the near term or at all. The Company’s ultimate course of action for these facilities will be dependent upon that which provides the greatest long term return to shareholders. Generally, expenses related to the multi-year improvement plan are recorded as elements of the plan are finalized and the timing of activities and the amount of related costs are not likely to change.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In light of current and expected near-term vehicle production levels by the Company’s key customers, on October 31, 2006 the Company announced a plan to reduce its salaried workforce by 900 people. As of December 31, 2006 the Company had taken action on approximately 800 salaried positions at a cost of approximately $19 million. The Company expects to complete the salaried workforce reduction during 2007 as additional elements of the plan are finalized and related actions become probable of occurrence.

Throughout 2006, the Company continued to perform organizational restructuring activities to build its engineering capability in more competitive cost locations, and re-examine its current third-party supplier arrangements for purchased services to further reduce the Company’s administrative and engineering costs.

While the Company continues its efforts to improve its operations, restructure its business, and achieve profitable growth, there can be no assurances that the results of these efforts alone will be sufficient to address the impact of current industry and market trends. The Company will continue to monitor such industry and market trends taking action as necessary, including, but not limited to, additional restructuring activities and global capacity rationalization.

Debt and Capital Structure

The Company monitors and evaluates its debt and capital structure on an ongoing basis and in consideration of liquidity needs and capital market conditions enters into transactions designed to enhance liquidity, improve financial flexibility and reduce associated costs of capital. Accordingly, the Company entered into the following transactions during 2006.

On January 9, 2006, the Company closed on an 18-month secured term loan (the “18-Month Term Loan”) in the amount of $350 million to replace the Company’s $300 million secured short-term revolving credit agreement that expired on December 15, 2005. The 18-Month Term Loan was made a part of the Company’s existing Five-Year Revolving Credit Facility agreement, which was to expire in June 2007.

On June 13, 2006, the Company entered into a credit agreement with a syndicate of third-party lenders to provide for an $800 million seven-year secured term loan. The proceeds from that loan were used to repay borrowings and interest under the $350 million 18-Month Term Loan, the $241 million five-year term loan, and amounts outstanding under the Five-Year Revolving Credit Facility. Subsequent to closing on the new term loan, the Company initiated open market purchases of its 8.25% notes due 2010. The Company purchased $150 million of the 8.25% notes at an all-in weighted cost of 94.16% of par, resulting in a gain on early extinguishment of approximately $8 million. On November 27, 2006 the Company increased the seven-year term loan by $200 million, for a total of $1 billion outstanding as of December 31, 2006.

Effective August 14, 2006, the Company entered into a European accounts receivable securitization facility that extends until August 2011 and provides up to $325 million in funding from the sale of certain customer trade account receivables originating from Company subsidiaries located in Germany, Portugal, Spain, France and the U.K. Availability of funding depends primarily upon the amount of trade accounts receivable, reduced by outstanding borrowings on the facility and other characteristics of those receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of December 31, 2006, approximately $207 million of the Company’s transferred receivables were considered eligible for borrowing under this facility, of which $76 million was outstanding and $131 million was available for funding.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

On August 14, 2006, the Company entered into a revolving credit agreement (“Revolving Credit Agreement”) with a syndicate of financial institutions to provide for up to $350 million in secured revolving loans. The Revolving Credit Agreement replaced the Company’s Five-Year Revolving Credit Facility agreement that was to expire in June 2007. The Revolving Credit Agreement, which expires on August 14, 2011, allows for available borrowings of up to $350 million. The amount of availability at any time is dependent upon various factors, including outstanding letters of credit, the amount of eligible receivables, inventory and property and equipment. Borrowings under the Revolving Credit Agreement bear interest based on a variable rate interest option selected at the time of borrowing.

Future maturities of the Company’s debt, including capital lease obligations, are as follows: 2007 — $100 million; 2008 — $42 million; 2009 — $22 million; 2010 — $553 million; 2011 — $19 million; thereafter — $1,492 million. In addition to debt service, the Company’s cash and liquidity needs will be affected by its efforts to improve operations, restructure the business and achieve profitable growth. Accordingly, the Company continues to explore opportunities to enhance liquidity, improve financial flexibility and reduce the long term costs of capital.

Critical Accounting Estimates

The accompanying consolidated financial statements in Item 8 of this Annual Report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States and, accordingly, the Company’s accounting policies have been disclosed in Note 2 to the consolidated financial statements. The Company considers an estimate to be a critical accounting estimate when:

•	The estimate involves matters that are highly uncertain at the time the accounting estimate is made; and

•	Different estimates or changes to an estimate could have a material impact on the reported financial position, changes in financial condition, or results of operations.

When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that it considers to be the most appropriate given the specific circumstances. Application of these accounting principles requires the Company’s management to make estimates about the future resolution of existing uncertainties. Estimates are typically based upon historical experience, current trends, contractual documentation, and other information, as appropriate. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from those estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements.

Pension Plans and Other Postretirement Employee Benefit Plans

Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension and non-pension postretirement employee benefit plans are accounted for in accordance with Statement of Financial Accounting Standards No. 87 (“SFAS 87”), “Employers’ Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively, and as amended by Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. Disability, early retirement and other postretirement employee benefits are accounted for in accordance with Statement of Financial Accounting Standards No. 112 (“SFAS 112”), “Employer Accounting for Postemployment Benefits.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The determination of the Company’s obligation and expense for its pension and other postretirement employee benefits, such as retiree health care and life insurance, is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Selected assumptions are described in Note 14 “Employee Retirement Benefits” to the Company’s consolidated financial statements, which are incorporated herein by reference, including the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs.

In accordance with accounting principles generally accepted in the United States, actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the annual measurement date directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits under SFAS Nos. 87, 106, 112 and 158 as of December 31, 2006 are as follows:

•	Long-term rate of return on plan assets: The expected long-term rate of return is used to calculate net periodic pension cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The expected long-term rate of return for pension assets has been chosen based on various inputs, including long-term historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding capital market returns, inflation and other variables. In determining its pension expense for 2006, the Company used long-term rates of return on plan assets ranging from 3% to 11% outside the U.S. and 8.5% in the U.S.

Actual returns on U.S. pension assets for 2006, 2005 and 2004 were 8%, 14% and 13%, respectively, compared to the expected rate of return assumption of 8.5%, 9% and 9% respectively, for each of those years. The Company’s market-related value of pension assets reflects changes in the fair value of assets over a five-year period, with a one-third weighting to the most recent year.

•	Discount rate: The discount rate is used to calculate pension and postretirement employee obligations. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from 2% to 10.75% to determine its pension and other benefit obligations as of December 31, 2006, including weighted average discount rates of 5.9% for U.S. pension plans, 4.9% for non-U.S. pension plans, and 5.9% for postretirement employee health care and life insurance plans.

•	Health care cost trend: For postretirement employee health care plan accounting, the Company reviews external data and Company specific historical trends for health care costs to determine the health care cost trend rate assumptions. In determining the projected benefit obligation for postretirement employee health care plans as of December 31, 2006, the Company used health care cost trend rates of 9.3%, declining to an ultimate trend rate of 5.0% in 2011.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension and other postretirement employee benefit obligations and its future expense. The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2006 funded status and 2007 pre-tax pension expense (excludes certain salaried employees that are covered by a Ford sponsored plan):

	Impact on			Impact on
	U.S. 2007		Impact on	Non-U.S. 2007		Impact on
	Pre-tax Pension		U.S. Plan 2006	Pre-tax Pension		Non-U.S. Plan 2006
	Expense		Funded Status	Expense		Funded Status

25 basis point decrease in discount rate(a)	+$	3 million	−$ 51 million	+$	9 million	−$ 73 million
25 basis point increase in discount rate(a)	−$	3 million	+$ 49 million	−$	9 million	+$ 69 million
25 basis point decrease in expected return on assets(a)	+$	2 million		+$	3 million
25 basis point increase in expected return on assets(a)	−$	2 million		−$	3 million

(a)	Assumes all other assumptions are held constant.

The following table illustrates the sensitivity to a change in the discount rate assumption related to Visteon sponsored postretirement employee health care and life insurance plans expense (excludes certain salaried that employees are covered by a Ford sponsored plan):

	Impact on 2007	Impact on Visteon
	Pre-tax OPEB	Sponsored Plan 2006
	Expense	Funded Status

25 basis point decrease in discount rate(a)	+$ 2 million	−$ 20 million
25 basis point increase in discount rate(a)	−$ 2 million	+$ 19 million

(a)	Assumes all other assumptions are held constant.

The following table illustrates the sensitivity to a change in the assumed health care trend rate related to Visteon sponsored postretirement employee health expense (excludes certain salaried employees that are covered by a Ford sponsored plan):

Total Service and
	Interest Cost		APBO

100 basis point increase in health care trend rate(a)	+$	7 million	+$	79 million
100 basis point decrease in health care trend rate(a)	−$	6 million	−$	66 million

(a)	Assumes all other assumptions are held constant.

Effective October 1, 2005 and in connection with the ACH Transactions, Ford relieved the Company of all liabilities associated with postretirement employee health care and life insurance related obligations for Visteon-assigned Ford-UAW employees and retirees and for salaried retirees who retired prior to
May 24, 2005. The amount of benefit relief pursuant to the ACH transactions totaled $2.2 billion.

The Company continues to have a financial obligation to Ford for the cost of providing selected health care and life insurance benefits to certain Visteon salaried employees who retire after May 24, 2005. The health care and life insurance costs for these employees are calculated using Ford’s assumptions.

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

Environmental Matters

The Company is subject to the requirements of federal, state, local and international environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company is also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties it presently owns or operates and at third-party disposal or treatment facilities to which these sites send or arranged to send hazardous waste.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The Company is aware of contamination at some of its properties and relating to various third-party superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites. At December 31, 2006 , the Company had recorded a reserve of approximately $9 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance on deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. Management judgment is required in determining the Company’s valuation allowance on deferred tax assets. Deferred taxes have been provided for the net effect of repatriating earnings from certain consolidated foreign subsidiaries.

Results of Operations

2006 Compared with 2005

	Sales			Gross Margin
	2006	2005	Change	2006	2005	Change
	(Dollars in Millions)

Climate	$3,044	$2,858	$186	$166	$167	$(1)
Electronics	3,047	3,226	(179)	338	309	29
Interiors	2,830	2,999	(169)	43	17	26
Other	2,536	2,556	(20)	110	82	28
Eliminations	(586)	(912)	326	—	—	—

Total products	10,871	10,727	144	657	575	82
Services	547	164	383	5	1	4

Total segments	11,418	10,891	527	662	576	86
Reconciling Items
ACH	—	6,085	(6,085)	—	(42)	42
Corporate	—	—	—	72	—	72

Total consolidated	$11,418	$16,976	$(5,558)	$734	$534	$200

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Net Sales

The Company’s consolidated net sales decreased by approximately $5.6 billion or 33% during the year ended December 31, 2006 when compared to the same period of 2005. The ACH Transactions resulted in a decrease of $6.1 billion, which was partially offset by an increase in services revenues of $383 million. Excluding the ACH Transactions and related eliminations and revenue from services provided to ACH, product sales decreased by $182 million. The decrease included favorable currency of $91 million year-over-year. Sales were significantly lower in North America reflecting decreased Ford vehicle production volume and unfavorable product mix, lower non-Ford vehicle production, principally Nissan products, and lower aftermarket sales. This decrease was partially offset by a significant sales increase in Asia Pacific. Higher Asia Pacific sales are partially attributable to new business launched in 2006.

Net sales for Climate were $3.0 billion in 2006, compared with $2.9 billion in 2005, representing an increase of $186 million or 7%. Continued growth in the Company’s Asia Pacific consolidated subsidiaries increased net sales by $307 million. This growth was primarily driven by new business, and included favorable currency of $70 million partially offset by customer price reductions. Net sales in North America were $117 million lower year-over-year. This decrease reflects lower Ford North America vehicle production volumes and unfavorable product mix, partially offset by the launch of a new manufacturing facility in Alabama. Net sales in Europe increased $47 million reflecting higher Ford European vehicle production volumes partially offset by lower production volumes by other customers.

Net sales for Electronics were $3.0 billion in 2006, compared with $3.2 billion in 2005, representing a decrease of $179 million or 6%. Vehicle production volume and mix decreased net sales by $164 million, primarily attributable to lower Ford and Nissan vehicle production volume and unfavorable product mix in North America and lower sales in Asia Pacific. This reduction was partially offset by higher Ford Europe vehicle production volume. Net customer price reductions and unfavorable currency of $9 million, primarily in Europe, decreased sales year-over-year.

Net sales for Interiors were $2.8 billion in 2006, compared with $3.0 billion in 2005, representing a decrease of $169 million or 6%. Vehicle production volume and product mix decreased net sales by $189 million. The decrease was attributable to lower Ford and Nissan vehicle production volume and unfavorable product mix in North America of $257 million and lower vehicle production by certain Europe OEM’s of $94 million, partially offset by increased sales in the Asia Pacific region of $163 million. The increase in Asia Pacific sales reflected increased pass-through sales at a consolidated joint venture. Net customer price reductions were more than offset by price increases resulting from favorable customer settlements, raw material cost recoveries, and product design actions. Favorable currency increased year-over-year sales by $2 million.

Net sales for Other was $2.5 billion in 2006, compared with $2.6 billion in 2005. Vehicle production volume and product mix decreased net sales by $72 million. Lower Ford vehicle production volume in North America, lower non-Ford vehicle production in Europe, and lower aftermarket sales decreased net sales by $125 million. This decrease was partially offset by higher vehicle production volume in Asia Pacific and South America. Customer price reductions were more than offset by price increases resulting from favorable customer settlements, raw material cost recoveries, and product design actions. Favorable currency of $30 million, primarily in South America, increased sales year-over-year.

Services related to information technology, engineering, administrative and other business support services provided by the Company to ACH, pursuant to agreements associated with the October 1, 2005 ACH Transactions, were $547 million in 2006, compared with $164 million in 2005, representing the full-year impact of the arrangement.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Gross Margin

The Company’s gross margin was $734 million in 2006, compared with $534 million in 2005, representing an increase of $200 million or 37%. The increase in gross margin is primarily attributable to OPEB and pension relief of $72 million related to the transfer of certain Visteon salaried employees supporting two ACH manufacturing facilities that were transferred to Ford in January 2006, lower depreciation and amortization expense of $73 million (primarily reflecting the impact of the 2005 asset impairments), the benefit of eliminating loss making operations transferred to ACH of $42 million, improved operating performance, and lower non-income based taxes (primarily reflecting a reserve adjustment of $23 million for the completion of regulatory tax audits and the lapse of certain statutory limitation periods). These increases were partially offset by unfavorable vehicle production volumes of $135 million, net customer price reductions, unfavorable currency of $17 million, and a one-time arbitration settlement of $9 million in excess of previously provided reserves.

Gross margin for Climate was $166 million in 2006, compared with $167 million in 2005, representing a decrease of $1 million or 1%. Although net sales increased during the year, unfavorable North America customer and product mix partially offset by continued growth of the Company’s Asia Pacific consolidated subsidiaries resulted in a net decrease in gross margin of $7 million. Material and manufacturing cost reduction activities, lower depreciation and amortization expense reflecting the impact of the 2005 asset impairments, and lower OPEB expenses increased gross margin by $101 million. This performance was partially offset by net customer price reductions and increases in raw material costs (principally aluminum) of $89 million. Unfavorable currency reduced gross margin by $6 million.

Gross margin for Electronics was $338 million in 2006, compared with $309 million in 2005, representing an increase of $29 million or 9%. Lower vehicle production volumes and unfavorable product mix reduced gross margin by $104 million, primarily attributable to lower volumes in North America. Material and manufacturing cost reduction activities, lower depreciation and amortization expense reflecting the impact of the 2005 asset impairments, and lower OPEB expenses increased gross margin by $176 million. This performance was partially offset by net customer price reductions and increases in raw material costs of $31 million. Unfavorable currency reduced gross margin by $12 million.

Gross margin for Interiors was $43 million in 2006, compared with $17 million in 2005, representing an increase of $26 million or 153%. Lower vehicle production volume and unfavorable product mix reduced gross margin by $27 million, primarily attributable to lower PSA production in Europe. Material and manufacturing cost reduction activities, lower depreciation and amortization expense reflecting the impact of the 2005 asset impairments, and lower OPEB expenses increased gross margin by $53 million. Additionally, favorable customer agreements, raw material cost recoveries, and product design actions more than offset customer price reductions and raw material cost increases, increasing gross margin by $2 million. Unfavorable currency reduced gross margin by $2 million.

Gross margin for Other was $110 million in 2006, compared with $82 million in 2005, representing an increase of $28 million or 34%. Vehicle production volumes and product mix was favorable by $3 million. Material and manufacturing cost reduction activities, lower depreciation and amortization expense reflecting the impact of the 2005 asset impairments, and lower OPEB expenses increased gross margin by $25 million, despite unfavorable operating performance at certain Western Europe manufacturing facilities engaged in ongoing restructuring initiatives. This performance was partially offset by net customer price reductions and increases in raw material costs of $5 million. Favorable currency increased gross margin $5 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $716 million in 2006, compared with $946 million in 2005, representing a decrease of $230 million or 24%. Under the terms of various agreements between the Company and ACH, expenses previously classified as selling, general and administrative expenses incurred to support the business of ACH are now classified as “Cost of sales” in the consolidated statements of operations, comprising $175 million of the decrease. Bad debt expense improved year-over-year primarily reflecting the non-recurrence of a charge of approximately $41 million related to the bankruptcy of a customer in the second quarter of 2005. Furthermore, selling, general and administrative expenses decreased by $39 million reflecting lower OPEB and pension expenses, net cost efficiencies, and favorable currency. Increases to selling, general and administrative expenses during the year included fees associated with the implementation of the Company’s European securitization facility of $10 million and increased expenses related to the Company’s stock-based incentive compensation plans of $15 million.

Interest

Net interest expense increased by $27 million from $132 million in 2005 to $159 million in 2006. The increase resulted from higher average interest rates of $31 million on outstanding debt and a write-off of unamortized deferred charges of $7 million, partially offset partially by higher global investment rates of $11 million. In addition, the Company recognized a gain on early extinguishment of approximately $8 million related to the repurchase of $150 million of its 8.25% bonds due in 2010.

2005 Compared with 2004

	Sales			Gross Margin
	2005	2004	Change	2005	2004	Change
	(Dollars in Millions)

Climate	$2,858	$2,860	$(2)	$167	$356	$(189)
Electronics	3,226	3,389	(163)	309	441	(132)
Interiors	2,999	1,864	1,135	17	(28)	45
Other	2,556	2,466	90	82	92	(10)
Eliminations	(912)	(904)	(8)	—	—	—

Total products	10,727	9,675	1,052	575	861	(286)
Services	164	—	164	1	—	1

Total segments	10,891	9,675	1,216	576	861	(285)
Reconciling Items
ACH	6,085	8,982	(2,897)	(42)	27	(69)
Corporate	—	—	—	—	—	—

Total consolidated	$16,976	$18,657	$(1,681)	$534	$888	$(354)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Sales

The Company’s consolidated net sales decreased by approximately $1.7 billion or 9% during the year ended December 31, 2005 when compared to 2004. The ACH Transactions resulted in a decrease in product sales of $2.9 billion, which was partially offset by services revenues of $164 million. Excluding the ACH Transactions and revenue from services provided to ACH, product sales increased by $1.1 billion. Sales increased reflecting the launch of new factories in Illinois, Tennessee, Alabama, Germany and Spain. These factories are just-in-time assembly facilities where third party supplier content is integrated into the Company’s products and shipped to its customers. The sales increase also reflects favorable currency partially offset by lower sales in North America reflecting decreased Ford North America vehicle production volume and unfavorable product mix.

Net sales for Climate were $2.9 billion in 2005, essentially flat to 2004. Continued growth in the Company’s Asia Pacific consolidated subsidiaries increased net sales by $277 million. This growth was primarily driven by new business, partially offset by customer price reductions. Net sales in North America decreased $202 million reflecting lower Ford North America vehicle production volume, unfavorable product mix, and customer price reductions partially offset by the launch of a new factory in Alabama.

Net sales for Electronics were $3.2 billion in 2005, compared with $3.4 billion in 2004, representing a decrease of $163 million or 5%. Net sales in North America were $165 million lower reflecting lower Ford North America vehicle production volume, unfavorable product mix and customer price reductions. Sales were slightly higher year-over-year in Europe offset by lower sales in Asia Pacific.

Net sales for Interiors were $3.0 billion in 2005, compared with $1.9 billion in 2004, representing an increase of $1.1 billion or 61%. Sales increased $871 million in North America primarily reflecting the launch of new factories in Illinois and Tennessee. Sales increased $235 million in Europe primarily reflecting the launch of a new factory in Spain. These factories are just-in-time assembly facilities where third party supplier content is integrated into the Company’s products and shipped to its customers.

Net sales for Other were $2.6 billion in 2005, compared with $2.5 billion in 2004, representing an increase of $90 million or 4%. Aftermarket sales in North America increased $55 million reflecting new business, and South America sales increased $30 million. Sales in Europe decreased $3 million despite the launch of new factories in Germany.

Services related to information technology, engineering, administrative and other business support services provided by the Company to ACH, pursuant to agreements associated with the October 1, 2005 ACH Transactions, were $164 million in 2005.

Gross Margin

The Company’s gross margin was $534 million in 2005, compared with $888 million in 2004, representing a decrease of $354 million or 40%. Gross margin at the ACH facilities decreased $69 million. The remainder of the decrease in gross margin is primarily explained by lower Ford North American vehicle production volume and unfavorable product mix. Cost reduction activities, net of raw material and employee wage and benefit cost increases, were partially offset by customer price reductions.

Gross margin for Climate was $167 million in 2005, compared with $356 million in 2004, representing a decrease of $189 million or 53%. In North America, lower Ford North American vehicle production volumes, unfavorable product mix and lost business decreased gross margin by $199 million. This decrease was partially offset by increased gross margin in Asia Pacific attributable to new business.

Gross margin for Electronics was $309 million in 2005, compared with $441 million in 2004, representing a decrease of $132 million or 30%. In North America, lower Ford North American production volume, unfavorable product mix and lost business decreased gross margin by $119 million. This was partially offset by increased gross margin in Asia Pacific reflecting new business.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Gross margin for Interiors was $17 million in 2005, compared with a loss of $28 million in 2004, representing an increase of $45 million. The increase primarily reflected the launch of new factories in Illinois, Tennessee, and Spain. These factories are just-in-time assembly facilities where third party supplier content is integrated into the Company’s products and shipped to its customers.

Gross margin for Other was $82 million in 2005, compared with $92 million in 2004, representing a decrease of $10 million or 11%. Gross margin in South America and in the European Aftermarket decreased year-over-year, partially offset by an increase in the North America Aftermarket business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2005 were $946 million, compared with $980 million in 2004, representing a decrease of $34 million or 3%. Under the terms of various agreements between the Company and ACH, expenses previously classified as selling, general and administrative expenses incurred to support the business of ACH are now classified as “Cost of sales” in the consolidated statements of operations. The decrease in selling, general, and administrative expenses reflects approximately $50 million of expenses incurred in support of ACH included in costs of sales in the fourth quarter of 2005. Further, net cost reduction activities of approximately $20 million were offset by approximately $30 million in bad debt expense related to the bankruptcy of a customer in the second quarter of 2005 and unfavorable currency of $10 million.

Interest

Net interest expense increased by $47 million from $85 million in 2004 to $132 million in 2005. The increase resulted from higher market interest rates on outstanding debt in 2005 as compared to 2004. Additionally, the Company recorded a loss on debt extinguishment of $11 million during 2004.

Restructuring Activities

The Company has undertaken various restructuring activities to achieve its strategic objectives, including the reduction of operating and overhead costs. Restructuring activities include, but are not limited to, plant closures, production relocation, administrative realignment and consolidation of available capacity and resources. Management expects to finance restructuring programs through cash reimbursement from an escrow account established pursuant to the ACH Transactions, from cash generated from its ongoing operations, or through cash available under its existing debt agreements, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have a significant adverse impact on its liquidity position.

Escrow Agreement

Pursuant to the October 1, 2005 Escrow Agreement between the Company, Ford and Deutsche Bank Trust Company Americas, Ford paid $400 million into an escrow account for use by the Company to restructure its businesses. The Escrow Agreement provides that the Company will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs, as defined in the Escrow Agreement, and up to one half of the next $300 million of such costs. The Company recorded total reimbursements from the escrow account of $106 million and $51 million during the years ended December 31, 2006 and 2005, respectively. Amounts receivable from the escrow account were $55 million and $27 million as of December 31, 2006 and 2005, respectively and are included in the Company’s consolidated balance sheets under the caption “Other current assets”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Restructuring Reserves

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the years ended December 31, 2006, 2005 and 2004, respectively. Substantially all of the Company’s restructuring expenses are related to severance and other employee termination costs.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2003	$—	$1	$—	$188	$189
Expenses	11	—	—	89	100
Adjustments	—	—	—	(18)	(18)
Utilization	(8)	—	—	(142)	(150)
Foreign currency translation	—	—	—	1	1

December 31, 2004	3	1	—	118	122
Expenses	—	—	5	23	28
Adjustments	—	—	—	(2)	(2)
Liability transferred to ACH	—	—	—	(61)	(61)
Utilization	(3)	(1)	(1)	(68)	(73)
Foreign currency translation	—	—	—	—	—

December 31, 2005	—	—	4	10	14
Expenses	24	31	16	24	95
Adjustments	—	—	—	—	—
Utilization	(6)	(10)	(18)	(22)	(56)
Foreign currency translation	—	—	—	—	—

December 31, 2006	$18	$21	$2	$12	$53

Restructuring reserve balances of $53 million and $14 million at December 31, 2006 and 2005, respectively, are classified in “Other current liabilities” on the consolidated balance sheets. The Company currently anticipates that the activities associated with the restructuring reserve balance as of December 31, 2006 will be substantially completed by the end of 2007.

Utilization includes $49 million, $66 million and $129 million of payments for severance and other employee termination benefits for the years ended December 31, 2006, 2005 and 2004, respectively. Utilization also includes $7 million, $7 million and $21 million in 2006, 2005 and 2004, respectively, of special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans.

Estimates of restructuring charges are based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a timeframe such that significant changes to the plan are not likely. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. The Company adjusted approximately $2 million and $18 million of previously recorded reserves in 2005 and 2004, respectively, to reflect amounts expected to be paid in the future related to such programs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

2006 Restructuring Actions

On January 11, 2006, the Company announced a multi-year improvement plan that involves certain underperforming and non-strategic plants and businesses and is designed to improve operating performance and achieve cost reductions. The Company currently estimates that the total cash cost associated with this multi-year improvement plan will be approximately $430 million. The Company continues to achieve targeted cost reductions associated with the multi-year improvement plan at a lower cost than expected due to higher levels of employee attrition and lower per employee severance cost resulting from changes to certain employee benefit plans. The Company anticipates that approximately $340 million of cash costs incurred under the multi-year improvement plan will be reimbursed from the escrow account pursuant to the terms of the Escrow Agreement. While the company anticipates full utilization of funds available under the Escrow Agreement, any amounts remaining in the escrow account after December 31, 2012 will be disbursed to the Company pursuant to the terms of the Escrow Agreement. It is possible that actual cash restructuring costs could vary significantly from the Company’s current estimates resulting in unexpected costs in future periods. Generally, charges are recorded as elements of the plan are finalized and the timing of activities and the amount of related costs are not likely to change.

During 2006 the Company incurred restructuring expenses of approximately $95 million under the multi-year improvement plan, including the following significant actions:

•	Approximately $20 million in employee severance and termination benefit costs related to the 2007 closure of a North American Climate manufacturing facility. These costs are associated with approximately 170 salaried and 750 hourly employees.

•	Approximately $19 million in employee severance and termination benefit costs related to an announced plan to reduce the Company’s salaried workforce in higher cost countries. These costs are associated with approximately 800 salaried positions.

•	Approximately $9 million in employee severance and termination benefit costs related to certain hourly employee headcount reductions attributable to approximately 600 employees at Climate facilities in North America and 70 employees at certain European manufacturing facilities.

•	Approximately $7 million related to the announced closure of a European Interiors manufacturing facility. Costs include employee severance and termination benefits for approximately 150 hourly and salaried employees and certain non-employee related costs associated with closing the facility.

•	Approximately $7 million of employee severance and termination benefit costs related to a workforce reduction effort at a European Interiors manufacturing facility. These costs relate to approximately 110 hourly employees.

•	Approximately $6 million related to workforce reduction activities in Electronics manufacturing facilities in Mexico and Portugal. These costs include employee severance and termination benefits for approximately 500 hourly and 50 salaried employees.

•	Approximately $6 million related to a restructuring initiative at a North American Electronics manufacturing facility. These costs include severance and termination benefit costs for approximately 1,000 employees.

•	Approximately $5 million related to the announced closure of a North American Interiors manufacturing facility, including employee severance and termination benefit costs for 265 hourly employees, 26 salaried employees and a lease termination penalty.

•	Approximately $3 million related to the closure of a North American Climate manufacturing facility, including severance and termination benefit costs for approximately 350 hourly and salaried employees.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The Company has incurred $113 million in cumulative restructuring costs related to the multi-year improvement plan including $37 million, $31 million, $24 million and $21 million for the Other, Climate, Interiors and Electronics product groups respectively. Substantially all restructuring expenses recorded to date relate to employee severance and termination benefit costs and are classified as “Restructuring expenses” on the consolidated statements of operations. As of December 31, 2006, the restructuring reserve balance of $53 million is entirely attributable to the multi-year improvement plan. The Company anticipates that the multi-year improvement plan will generate up to approximately $400 million of per annum savings when completed.

2005 Restructuring Actions

During 2005, significant restructuring activities included the following actions:

•	$14 million of employee severance and termination benefit costs associated with programs offered at various Mexican and European facilities affecting approximately 700 salaried and hourly positions. Remaining reserves of approximately $8 million related to these programs were recorded in “Other current liabilities” as of December 31, 2005.

•	$7 million related to the continuation of a voluntary termination incentive program offered during the fourth quarter of 2004 to eligible U.S. salaried employees. Terms of the program required the effective termination date to be no later than March 31, 2005, unless otherwise mutually agreed. Through March 31, 2005, 409 employees voluntarily elected to participate in this program, including 35 employees during the first quarter of 2005. As of December 31, 2005, substantially all of the employees had terminated their employment.

•	$6 million for employee severance and termination benefit costs associated with the closure of certain North American facilities located in the U.S., Mexico and Puerto Rico related to approximately 100 salaried employees and 400 hourly employees. Remaining reserves of approximately $6 million related to this program were recorded in “Other current liabilities” as of December 31, 2005.

•	Previously recorded restructuring reserves of $61 million were adjusted as the Company was relieved, pursuant to the ACH Transactions, from fulfilling the remaining obligations to Ford for the transfer of seat production from the Company’s Chesterfield, Michigan operation to another supplier.

2004 Restructuring Actions

During 2004, significant restructuring activities included the following actions:

•	Employee severance and termination benefit costs of $51 million related to a voluntary termination incentive program offered to eligible U.S. salaried employees. Terms of the program required the effective termination date to be no later than March 31, 2005, unless otherwise mutually agreed. As of December 31, 2004, 374 employees voluntarily elected to participate in this program. Reserves related to this activity of approximately $34 million were outstanding as of December 31, 2004.

•	European plan for growth charges are comprised of $13 million of employee severance and termination benefit costs for the separation of approximately 50 hourly employees located at the Company’s plants in Europe through the continuation of a voluntary retirement and separation program. Reserves related to this activity of approximately $6 million were outstanding as of December 31, 2004.

•	The Company offered an early retirement incentive to eligible Visteon-assigned Ford-UAW employees to voluntarily retire or to return to a Ford facility. Approximately 500 employees elected to retire early at a cost of $18 million and approximately 210 employees agreed to return to a Ford facility at a cost of $7 million. As of December 31, 2004, substantially all of the employees had terminated their employment.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	$11 million of employee severance and termination benefit costs related to the involuntary separation of approximately 200 employees as a result of the closure of the Company’s La Verpilliere, France, manufacturing facility. This program was substantially completed as of December 31, 2004.

•	Adjustment of previously recorded liabilities totaling $15 million related to the Chesterfield, MI agreement reached with Ford during 2003. A determination of the net costs that the Company was responsible to reimburse Ford under this agreement was completed pursuant to a final actuarial valuation received in the fourth quarter of 2004. The final actuarially determined obligation resulted in a $15 million reduction in previously established accruals.

Additional restructuring reserves of approximately $70 million were outstanding as of December 31, 2004 related to employee severance and termination benefit costs pursuant to an agreement with Ford to transfer seat production located in Chesterfield, Michigan to another supplier.

Impairment of Long-Lived Assets

The Company recorded asset impairment losses of $22 million, $1,511 million and $314 million for the years ended December 31, 2006, 2005 and 2004, respectively, to adjust certain long-lived assets to their estimated fair values.

2006 Impairment Charges

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

2005 Impairment Charges

During the fourth quarter of 2005 and following the closing of the ACH Transactions on October 1, 2005, the Company recorded an impairment charge of $335 million to reduce the net book value of certain long-lived assets considered to be “held for use” to their estimated fair value. The impairment assessment was performed pursuant to impairment indicators, including lower than anticipated current and near term future production volumes and the related impact on the Company’s current and projected operating results and cash flows. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms and management estimates.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Following the signing of the MOU and at June 30, 2005, the Company classified the manufacturing facilities and associated assets, including inventory, machinery, equipment and tooling to be sold as “held for sale.” The liabilities to be assumed or forgiven by Ford pursuant to the ACH Transactions, including employee liabilities and postretirement employee benefits payable to Ford were classified as “Liabilities associated with assets held for sale” in the Company’s consolidated balance sheet following the signing of the MOU. Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets that are considered “held for sale” to be measured at the lower of their carrying value or fair value less cost to sell and future depreciation of such assets is ceased. During the second quarter of 2005, the Company recorded an impairment charge of $920 million to write-down those assets considered “held for sale” to their aggregate estimated fair value less cost to sell. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms and management estimates.

During the second quarter of 2005, the Company recorded an impairment charge of $256 million to reduce the net book value of certain long-lived assets considered to be “held for use” to their estimated fair value. The impairment assessment was performed pursuant to impairment indicators including lower than anticipated current and near term future vehicle production volumes and the related impact on the Company’s projected operating results and cash flows. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms and management estimates.

2004 Impairment Charges

During the third quarter of 2004, the Company recorded an impairment charge of $314 million to reduce the net book value of certain long-lived assets to their estimated fair value. This impairment was based on an assessment by product line asset group of the recoverability of the Company’s long-lived assets. The assessment was performed based upon impairment indicators including the impact of lower than anticipated current and near term future Ford North American vehicle production volumes and the related impact on the Company’s projected operating results and cash flows. Fair values were determined primarily based on prices for similar groups of assets determined by a third-party valuation firm and management estimates.

Income Taxes

The Company’s 2006 income tax provision of $25 million reflects income tax expense of $122 million related to certain countries where the Company is profitable, accrued withholding taxes, and the inability to record a tax benefit for pre-tax losses in certain foreign countries and pretax losses in the U.S. to the extent not offset by U.S. pretax other comprehensive income. These income tax expense items were partially offset by income tax benefits of $97 million, including $68 million related to offsetting U.S. pretax operating losses against current year U.S. pretax other comprehensive income primarily attributable to foreign currency translation, $15 million related to a reduction of the Company’s dividend withholding taxes accrued for unremitted earnings of Spain and the Czech Republic as a result of legal entity restructuring, and $14 million related to the restoration of deferred tax assets associated with the Company’s operations in Brazil.

The Company’s 2005 income tax provision of $64 million reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, certain non-recurring and other discrete tax items and the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries. Non-recurring and other discrete tax items recorded in 2005 resulted in a net benefit of $31 million, including $28 million for a reduction in income tax reserves corresponding with the conclusion of U.S. Federal income tax audits for 2002, 2003 and certain pre-spin periods, as well as a net benefit of $3 million consisting primarily of benefits related to a change in the estimated benefit associated with tax losses in Canada and the favorable resolution of tax matters in Mexico.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity

The Company’s cash and liquidity needs are impacted by the level, variability, and timing of its customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. Additionally, the Company’s cash and liquidity needs are impacted by seasonal factors, including OEM shutdown periods and new model year production launches. These seasonal factors generally require the use of liquidity resources during the first and third quarters. The Company expects to fund its working capital needs and capital expenditure requirements with cash flows from operations. To the extent that the Company’s liquidity needs exceed cash from operations, the Company would look to its cash balances and availability for borrowings to satisfy those needs, as well as the need to raise additional capital.

Moody’s current corporate rating of the Company is B3, and the SGL rating is 3. The rating on senior unsecured debt is Caa2 with a stable outlook. The current corporate rating of the Company by S&P is B and the short term liquidity rating is B-3, with a negative outlook on the rating. Fitch’s current rating on the Company’s senior secured debt is B with a negative outlook.

Any further downgrade in the Company’s credit ratings could reduce its access to capital, increase the costs of future borrowings, and increase the possibility of more restrictive terms and conditions contained in any new or replacement financing arrangements or commercial agreements or payment terms with suppliers.

Cash and Equivalents

As of December 31, 2006 and 2005, consolidated cash and equivalent balances totaled $1.1 billion and $865 million, respectively. However, as a result of the ACH Transactions, the Company’s operating profitability is becoming more concentrated in its foreign subsidiaries and in its joint ventures. As of December 31, 2006 approximately 59% of the Company’s cash balance is located in jurisdictions outside of the U.S. The Company’s ability to efficiently access cash balances in foreign jurisdictions is subject to local regulatory and statutory requirements.

Asset Securitization

Effective August 14, 2006, the Company entered into a European accounts receivable securitization facility (“European Securitization”) that extends until August 2011 and provides up to $325 million in funding from the sale of certain customer trade account receivables originating from Company subsidiaries located in Germany, Portugal, Spain, France and the U.K. (“Sellers”). Under the European Securitization, receivables originated by the Sellers and certain of their subsidiaries are transferred to Visteon Financial Centre P.L.C. (the “Transferor”). The Transferor is a bankruptcy-remote qualifying special purpose entity. Receivables transferred from the Sellers are funded through cash obtained from the issuance of variable loan notes to third-party lenders and through subordinated loans obtained from a wholly-owned subsidiary of the Company, representing the Company’s retained interests in the receivables transferred.

Availability of funding under the European Securitization depends primarily upon the amount of trade account receivables, reduced by outstanding borrowings under the facility and other characteristics of those receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of December 31, 2006, approximately $207 million of the Company’s transferred receivables were considered eligible for borrowing under this facility, of which $76 million was outstanding and $131 million was available for funding.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Revolving Credit

The Company’s Revolving Credit Agreement allows for available borrowings of up to $350 million. The amount of availability at any time is dependent upon various factors, including outstanding letters of credit, the amount of eligible receivables, inventory and property and equipment. Borrowings under the Revolving Credit Agreement bear interest based on a variable rate interest option selected at the time of borrowing. At December 31, 2006, the Company had $105 million of obligations under letters of credit that reduced availability under the Revolving Credit Agreement. There were no borrowings outstanding as of December 31, 2006 under this agreement. The Revolving Credit Agreement expires on August 14, 2011.

Obligations under the Revolving Credit Agreement are collateralized by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including real property, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of nearly all direct and indirect domestic subsidiaries (other than those domestic subsidiaries the sole assets of which are capital stock of foreign subsidiaries), as well as a second-priority lien on substantially all other material tangible and intangible assets of the Company and most of its domestic subsidiaries which collateralize the Company’s seven-year term loan agreement. The terms of the Revolving Credit Agreement limit the obligations collateralized by certain U.S. assets to ensure compliance with the Company’s bond indenture. As of December 31, 2006, the Company had approximately $270 million of available borrowings under the Revolving Credit Agreement and other facilities.

Cash Flows

Operating Activities — Cash provided from operating activities during 2006 totaled $281 million, compared with $417 million for the same period in 2005. The decrease is largely attributable to the non-recurrence of the acceleration of Ford North American receivable terms during 2005 from 33 days to 22 days, lower postretirement benefit liabilities other than pensions primarily due to the ACH Transactions, lower capital spending related payables, and settlement of outstanding balances with ACH plants in 2006, partially offset by the non-recurrence of the net cash outflow associated with the run-off of retained receivables and payables of the business that transferred as part of the ACH Transactions, and a lower net loss, as adjusted for non-cash items.

Investing Activities — Cash used in investing activities was $337 million during 2006, compared with $231 million for 2005. The change in cash used in investing activities primarily resulted from the non-recurrence of the 2005 Ford purchase of $299 million of inventory from the Company pursuant to the ACH Transactions, partially offset by a reduction in capital expenditures. The Company’s capital expenditures, excluding capital leases, in 2006 totaled $373 million, compared with $585 million in 2005, reflecting the impact of the ACH Transactions and the Company’s continued focus on capital spending management. Proceeds from asset disposals were $42 million in 2006. The Company’s credit agreements limit the amount of capital expenditures the Company may make.

Financing Activities — Cash provided from financing activities totaled $214 million in 2006, compared with $51 million used by financing activities in 2005. Cash provided from financing activities in 2006 primarily resulted from the borrowing on the $1 billion seven-year term loan due June 13, 2013 and $350 million on an 18-month term loan in January 2006. Financing cash uses included repayment of $347 million on the short-term revolving credit facility, repayment and termination of the $241 million five-year term loan due June 25, 2007, repurchase of $150 million of outstanding 8.25% interest bearing notes due August 1, 2010, and repayment and termination its $350 million 18-month term loan issued in January 2006. Cash used in financing activities in 2005 reflects the retirement of the remaining $250 million of 7.95% notes due on August 1, 2005, termination of the General Electric Capital Corporation (“GECC”) program, and reductions in other consolidated subsidiary debt, partially offset by draws of $347 million under the short-term revolving credit facility. The Company’s credit agreements limit the amount of cash payments for dividends the Company may make.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Other Debt and Capital Structure

Other Debt

Additional information related to the Company’s other debt and related agreements is set forth in Note 13 “Debt” to the consolidated financial statements which are included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

At December 31, 2006, the Company was in compliance with applicable covenants and restrictions, as amended, although there can be no assurance that the Company will remain in compliance with such covenants in the future. The ability of the Company’s subsidiaries to transfer assets is subject to various restrictions, including regulatory, governmental and contractual restraints.

Off-Balance Sheet Arrangements

Guarantees

The Company has guaranteed approximately $77 million of debt capacity held by subsidiaries, and $97 million for lifetime lease payments held by consolidated subsidiaries. In addition, the Company has guaranteed Tier 2 suppliers’ debt and lease obligations and other third-party service providers’ obligations of up to $17 million at December 31, 2006 to ensure the continued supply of essential parts.

Asset Securitization and Factoring Programs

Transfers under the European Securitization, for which the Company receives consideration other than a beneficial interest, are accounted for as “true sales” under the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and are removed from the balance sheet. The Company recorded true sales of approximately $76 million at a loss of approximately $2 million during the year ended December 31, 2006. Transfers under the European Securitization, for which the Company receives a beneficial interest are not removed from the balance sheet and total $482 million as of December 31, 2006. The carrying value of the Company’s retained interest in the receivables transferred approximates fair value due to the current nature of the maturities. Additionally, the Company’s retained interest in the receivables transferred is subordinated to the interests of the third-party lenders.

The table below provides a reconciliation of changes in interests in account receivables transferred for the period:

December 31, 2006
(Dollars in Millions)

Beginning balance	$—
Receivables transferred	1,389
Proceeds from new securitizations	(76)
Proceeds from collections reinvested	(101)
Cash flows received on interests retained	(730)

Ending balance	$482

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

United States Securitization

In December 2005, the Company terminated its revolving accounts receivable securitization facility in the United States (“facility agreement”). Formerly, under this facility agreement, the Company could sell a portion of its U.S. account receivables from customers other than Ford to Visteon Receivables, LLC (“VRL”), a wholly-owned consolidated special purpose entity. VRL may then have sold, on a non-recourse basis (subject to certain limited exceptions), an undivided interest in the receivables to an asset-backed, multi-seller commercial paper conduit, which is unrelated to the Company or VRL. The conduit typically financed the purchases through the issuance of commercial paper, with back-up purchase commitments from the conduit’s financial institution. The sale of the undivided interest in the receivables from VRL to the conduit was accounted for as a sale under the provisions of SFAS 140. When VRL sold an undivided interest to the conduit, VRL retained the remaining undivided interest. The carrying value of the remaining undivided interests approximated the fair market value of these receivables. The value of the undivided interest sold to the conduit was excluded from the Company’s consolidated balance sheets and reduced the accounts receivable balances. The Company performed the collection and administrative functions related to the accounts receivable.

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

Other

During 2006 and 2005, the Company sold account receivables without recourse under a European sale of receivables agreement. As of December 31, 2006 and 2005, the Company had sold approximately 62 million Euro ($81 million) and 99 million Euro ($117 million), respectively. This European sale of receivables agreement was terminated in December 2006. Losses on these receivable sales were approximately $3 million and $2 million for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2005, the Company had sold 830 million Japanese Yen ($7 million) of account receivables, without recourse, under a Japanese sale of receivables agreement initiated in the first quarter of 2005. This Japanese sale of receivables agreement was terminated in January 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations

The following table summarizes the Company’s contractual obligations existing as of December 31, 2006:

	Total	2007	2008-2009	2010-2011	2012 & After

Debt, including capital leases	$2,228	$100	$64	$572	$1,492
Purchase obligations(a)	976	228	339	305	104
Interest payments on long-term debt(b)	1,145	173	331	279	362
Capital expenditures	223	196	27	—	—
Operating leases	180	52	74	41	13
Postretirement funding commitments(c)	127	4	15	19	89

Total contractual obligations	$4,879	$753	$850	$1,216	$2,060

(a)	Purchase obligations include amounts related to a 10 year Master Service Agreement (“MSA”) with IBM in January 2003. Pursuant to this agreement, the Company outsourced most of its information technology needs on a global basis. During 2006, the Company and IBM modified this agreement, resulting in certain changes to the service delivery model and related service charges. Accordingly, the Company estimates that service charges under the modified MSA are expected to aggregate approximately $800 million during the remaining term of the MSA, subject to decreases and increases based on the Company’s actual consumption of services to meet its then current business needs. The outsourcing agreement may be terminated also for the Company’s business convenience under the agreement for a scheduled termination fee.

(b)	Payments include the impact of interest rate swaps, and do not assume the replenishment of retired debt.

(c)	Postretirement funding commitments include the estimated liability to Ford for postretirement employee health care and life insurance benefits of certain salaried employees as discussed in Note 14 to the consolidated financial statements, which is incorporated by reference herein.

Additionally, the Company has guaranteed approximately $77 million of debt capacity held by subsidiaries and $97 million for lifetime lease payments held by consolidated subsidiaries. At December 31, 2006, the Company has also guaranteed certain Tier 2 suppliers’ debt and lease obligations and other third-party service providers’ obligations of up to $17 million at December 31, 2006 to ensure the continued supply of essential parts.

Recent Accounting Pronouncements

See Note 2 to the accompanying consolidated financial statements under Item 8 of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated in this Annual Report on Form 10-K which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and estimates, which are subject to risks and uncertainties including those discussed in Item 1A under the heading “Risk Factors” and elsewhere in this report. Accordingly, undue reliance should not be placed on these forward-looking statements. Also, these forward-looking statements represent the Company’s estimates and assumptions only as of the date of this report. The Company does not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made and qualifies all of its forward-looking statements by these cautionary statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

You should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:

•	Visteon’s ability to satisfy its future capital and liquidity requirements; Visteon’s ability to access the credit and capital markets at the times and in the amounts needed and on terms acceptable to Visteon, which is influenced by Visteon’s credit ratings (which have declined in the past and could decline further in the future); Visteon’s ability to comply with covenants applicable to it; and the continuation of acceptable supplier payment terms.

•	Visteon’s ability to satisfy its pension and other postemployment benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost effective basis.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers, particularly its largest customer, Ford.

•	Changes in vehicle production volume of Visteon’s customers in the markets where we operate, and in particular changes in Ford’s North American and European vehicle production volumes and platform mix.

•	Visteon’s ability to profitably win new business from customers other than Ford and to maintain current business with, and win future business from, Ford, and, Visteon’s ability to realize expected sales and profits from new business.

•	Increases in commodity costs or disruptions in the supply of commodities, including steel, resins, aluminum, copper, fuel and natural gas.

•	Visteon’s ability to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, improve its operating performance; to achieve the benefits of its restructuring actions; and to recover engineering and tooling costs.

•	Visteon’s ability to compete favorably with automotive parts suppliers with lower cost structures and greater ability to rationalize operations; and to exit non-performing businesses on satisfactory terms, particularly due to limited flexibility under existing labor agreements.

•	Restrictions in labor contracts with unions that restrict Visteon’s ability to close plants, divest unprofitable, noncompetitive businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.

•	The costs and timing of facility closures or dispositions, business or product realignments, or similar restructuring actions, including potential impairment or other charges related to the implementation of these actions or other adverse industry conditions and contingent liabilities.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Legal and administrative proceedings, investigations and claims, including shareholder class actions, SEC inquiries, product liability, warranty, environmental and safety claims, and any recalls of products manufactured or sold by Visteon.

•	Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system, or fuel prices and supply.

•	The cyclical and seasonal nature of the automotive industry.

•	Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.

•	Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.

•	Visteon’s ability to provide various employee and transition services to Automotive Components Holdings, LLC in accordance with the terms of existing agreements between the parties, as well as Visteon’s ability to recover the costs of such services.

•	Visteon’s ability to quickly and adequately remediate control deficiencies in its internal control over financial reporting.

•	Other factors, risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s primary foreign exchange operating exposures include the Korean Won, Mexican Peso, Euro and Czech Koruna. Because of the mix between the Company’s costs and revenues in various regions, operating results are exposed generally to weakening of the Euro and to strengthening of the Korean Won, Mexican Peso, and Czech Koruna. For transactions in these currencies, the Company utilizes a strategy of partial coverage. As of December 31, 2006, the Company’s coverage for projected transactions in these currencies was approximately 71% for 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

As of December 31, 2006 and 2005, the net fair value of foreign currency forward and option contracts were assets of $8 million and $9 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% change in quoted currency exchange rates would be approximately $76 million and $62 million as of December 31, 2006 and 2005, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company’s financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

The Company monitors its exposure to interest rate risk principally in relation to fixed-rate and variable-rate debt. The Company uses derivative financial instruments to reduce exposure to fluctuations in interest rates in connection with its risk management policies. Accordingly, the Company has entered into certain fixed-for-variable and variable-for-fixed interest rate swap agreements to manage such interest rate exposures. The Company has entered into interest rate swaps for a portion of the 8.25% notes due August 1, 2010 ($125 million) and a portion of the 7.00% notes due March 10, 2014 ($225 million). These interest rate swaps effectively convert the designated portions of these notes from fixed interest rate to variable interest rate instruments. Additionally, the Company has entered into interest rate swaps for a portion of the $1 billion term loan due 2013 ($200 million), effectively converting the designated portion of this loan from a variable interest rate to a fixed interest rate instrument. Approximately 42% of the Company’s borrowings were effectively on a fixed rate basis as of both December 31, 2006 and 2005.

As of December 31, 2006 and 2005, the net fair value of interest rate swaps were liabilities of $18 million and $15 million, respectively. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $4 million and $10 million as of December 31, 2006 and 2005, respectively. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $6 million as of December 31, 2006 and 2005. This analysis may overstate the adverse impact on net interest expense because of the short-term nature of the Company’s interest bearing investments.

Commodity Risk

The Company’s exposure to market risks from changes in the price of steel products, plastic resins, and diesel fuel are not hedged due to a lack of acceptable hedging instruments in the market. The Company’s exposures to price changes in these commodities and non-ferrous metals are attempted to be addressed through negotiations with the Company’s suppliers and customers, although there can be no assurance that the Company will not have to absorb any or all price increases and/or surcharges. When, and if, acceptable hedging instruments are available in the market, management will determine at that time if financial hedging is appropriate, depending upon the Company’s exposure level at that time, the effectiveness of the financial hedge and other factors.

In the second quarter of 2005, the Company discontinued hedge accounting treatment for natural gas and copper forward contracts. Discontinuance of hedge accounting for hedges on transactions that were not expected to occur resulted in the reclassification of a gain of approximately $8 million from “Accumulated other comprehensive income (loss)” to “Net income (loss)”. These forward contracts were subsequently terminated during the third quarter of 2005. Since completion of the ACH Transactions on October 1, 2005, the Company’s exposure to market risks from changes in the price of natural gas and copper has been substantially reduced.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“the COSO Framework”) of the Treadway Commission. Based on the evaluation performed under the COSO Framework as of December 31, 2006, management has concluded that the Company’s internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting at December 31, 2006, as stated in their report which is included herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Visteon Corporation:

We have completed integrated audits of Visteon Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Visteon Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Visteon Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, Visteon Corporation changed the manner in which it accounts for share-based compensation and the manner in which it accounts for defined benefit pension and other postretirement plans in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Visteon Corporation maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, Visteon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Visteon Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of Visteon Corporation’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Detroit, Michigan
February 28, 2007

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2006	2005	2004
	(Dollars in Millions,
	Except Per Share Amounts)

Net sales
Products	$10,871	$16,812	$18,657
Services	547	164	—

	11,418	16,976	18,657
Cost of sales
Products	10,142	16,279	17,769
Services	542	163	—

	10,684	16,442	17,769

Gross margin	734	534	888

Selling, general and administrative expenses	716	946	980
Restructuring expenses	95	26	82
Reimbursement from Escrow Account	106	51	—
Impairment of long-lived assets	22	1,511	314
Gain on ACH Transactions	—	1,832	—

Operating income (loss)	7	(66)	(488)

Interest expense	190	156	104
Interest income	31	24	19
Debt extinguishment gain/(loss)	8	—	(11)
Equity in net income of non-consolidated affiliates	33	25	45

Loss before income taxes, minority interests, change in accounting and extraordinary item	(111)	(173)	(539)

Provision for income taxes	25	64	962
Minority interests in consolidated subsidiaries	31	33	35

Net loss before change in accounting and extraordinary item	(167)	(270)	(1,536)

Cumulative effect of change in accounting, net of tax	(4)	—	—

Net loss before extraordinary item	(171)	(270)	(1,536)

Extraordinary item, net of tax	8	—	—

Net loss	$(163)	$(270)	$(1,536)

Per Share Data:
Basic and diluted net loss per share before change in accounting and extraordinary item	$(1.31)	$(2.14)	$(12.26)
Cumulative effect of change in accounting, net of tax	(0.03)	—	—

Basic and diluted loss per share before extraordinary item	(1.34)	(2.14)	(12.26)
Extraordinary item, net of tax	0.06	—	—

Basic and diluted loss per share	$(1.28)	$(2.14)	$(12.26)

Cash dividends per share	$—	$—	$0.24

See accompanying notes to the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
	(Dollars in Millions)

ASSETS
Cash and equivalents	$1,057	$865
Accounts receivable, net	1,245	1,711
Interests in accounts receivable transferred	482	—
Inventories, net	520	537
Other current assets	261	232

Total current assets	3,565	3,345

Equity in net assets of non-consolidated affiliates	224	226
Property and equipment, net	3,034	2,973
Other non-current assets	115	192

Total assets	$6,938	$6,736

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$100	$485
Accounts payable	1,825	1,803
Accrued employee liabilities	337	358
Other current liabilities	306	313

Total current liabilities	2,568	2,959

Long-term debt	2,128	1,509
Postretirement benefits other than pensions	747	878
Employee benefits, including pensions	846	647
Deferred income taxes	170	175
Other non-current liabilities	396	382
Minority interests in consolidated subsidiaries	271	234

Shareholders’ deficit
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 129 million and 129 million shares outstanding, respectively)	131	131
Stock warrants	127	127
Additional paid-in capital	3,398	3,396
Accumulated deficit	(3,606)	(3,440)
Accumulated other comprehensive loss	(216)	(234)
Other	(22)	(28)

Total shareholders’ deficit	(188)	(48)

Total liabilities and shareholders’ deficit	$6,938	$6,736

See accompanying notes to the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	(Dollars in Millions)

Operating Activities
Net loss	$(163)	$(270)	$(1,536)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization	430	595	685
Postretirement benefit relief	(72)	—	—
Non-cash tax items	(68)	—	(42)
Asset impairments	22	1,511	314
Gain on ACH Transactions	—	(1,832)	—
(Gain)/loss on debt extinguishment	(8)	—	11
Extraordinary item, net of tax	(8)	—	—
Equity in net income of non-consolidated affiliates, net of dividends remitted	(9)	23	(2)
Other non-cash items	6	44	29
Change in receivables sold	33	43	66
Changes in assets and liabilities:
Accounts receivable and retained interests	84	668	(118)
Escrow receivable	(28)	(27)	—
Inventories	55	34	3
Accounts payable	(104)	(593)	82
Postretirement benefits other than pensions	(70)	227	180
Income taxes deferred and payable, net	(31)	(40)	911
Other assets and other liabilities	212	34	(165)

Net cash provided from operating activities	281	417	418
Investing Activities
Capital expenditures	(373)	(585)	(827)
Acquisitions and investments in joint ventures, net	(6)	(21)	—
Net cash proceeds from ACH Transactions	—	299	—
Other, including proceeds from asset disposals	42	76	45

Net cash used by investing activities	(337)	(231)	(782)
Financing Activities
Commercial paper repayments, net	—	—	(81)
Short-term debt, net	(400)	239	(20)
Proceeds from issuance of debt, net of issuance costs	1,378	50	576
Principal payments on debt	(624)	(69)	(32)
Maturity/repurchase of unsecured debt securities	(141)	(250)	(269)
Cash dividends	—	—	(30)
Other, including book overdrafts	1	(21)	(9)

Net cash provided from (used by) financing activities	214	(51)	135
Effect of exchange rate changes on cash	34	(22)	28

Net increase (decrease) in cash and equivalents	192	113	(201)
Cash and equivalents at beginning of year	865	752	953

Cash and equivalents at end of year	$1,057	$865	$752

Cash paid for:
Interest	$197	$164	$105
Income taxes paid, net of refunds	$97	$104	$101

See accompanying notes to the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT)/EQUITY

	2006	2005	2004
	(Dollars in Millions)

Common Stock
Balance at January 1	$131	$131	$131

Balance at December 31	$131	$131	$131

Stock Warrants
Balance at January 1	$127	$—	$—
Issuance of stock warrants	—	127	—

Balance at December 31	$127	$127	$—

Additional Paid-In Capital
Balance at January 1	$3,396	$3,380	$3,358
Shares issued for stock options exercised	—	(2)	(1)
Share-based compensation	2	18	23

Balance at December 31	$3,398	$3,396	$3,380

Accumulated Deficit
Balance at January 1	$(3,440)	$(3,170)	$(1,604)
Net loss	(163)	(270)	(1,536)
Dividends	—	—	(30)
Shares issued for stock options exercised	(3)	—	—

Balance at December 31	$(3,606)	$(3,440)	$(3,170)

Accumulated Other Comprehensive (Loss) Income
Balance at January 1	$(234)	$5	$(54)
Net foreign currency translation adjustment	121	(154)	102
Net change in minimum pension liability	25	(64)	(52)
Net gain/(loss) on derivatives and other	1	(21)	9

Net other comprehensive income/(loss) adjustments	147	(239)	59
Cumulative effect of adoption of SFAS 158	(129)	—	—

Balance at December 31	$(216)	$(234)	$5

Other — Treasury Stock
Balance at January 1	$(27)	$(17)	$(1)
Shares issued for stock options exercised	9	5	5
Treasury stock activity	(4)	(2)	(11)
Restricted stock awards issued	—	—	2
Restricted stock awards forfeited	—	(13)	(12)

Balance at December 31	$(22)	$(27)	$(17)

Other — Unearned Stock Compensation
Balance at January 1	$(1)	$(9)	$(18)
Restricted stock awards issued	—	—	(2)
Restricted stock awards compensation, net	—	8	11
Other	1	—	—

Balance at December 31	$—	$(1)	$(9)

Total Shareholders’ (Deficit)/Equity	$(188)	$(48)	$320

Comprehensive Loss
Net loss	$(163)	$(270)	$(1,536)
Net other comprehensive income (loss) adjustments	147	(239)	59

Total comprehensive loss	$(16)	$(509)	$(1,477)

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of Business and Company Background

Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of automotive systems, modules and components. The Company sells products primarily to global vehicle manufacturers, and also sells to the worldwide aftermarket for replacement and enhancement parts. The Company has operations in most geographic areas, principally including the United States, Mexico, Canada, Germany, United Kingdom, France, Spain, Portugal, Poland, Korea, China and India.

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

ACH Transactions

On May 24, 2005, the Company and Ford entered into a non-binding Memorandum of Understanding (“MOU”), setting forth a framework for the transfer of 23 North American facilities and related assets and liabilities (the “Business”) to a Ford-controlled entity. In September 2005, the Company and Ford entered into several definitive agreements and the Company completed the transfer of the Business to Automotive Components Holdings, LLC (“ACH”), an indirect, wholly owned subsidiary of the Company, pursuant to the terms of various agreements described below.

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

On October 1, 2005, Ford acquired from Visteon all of the issued and outstanding shares of common stock of the parent of ACH in exchange for Ford’s payment to the Company of approximately $300 million, as well as the forgiveness of certain other postretirement employee benefit (“OPEB”) liabilities and other obligations relating to hourly employees associated with the Business, and the assumption of certain other liabilities with respect to the Business (together, the “ACH Transactions”). The ACH Transactions also provided for the termination of the Hourly Employee Assignment Agreement and complete relief to the Company of all liabilities relating to Visteon-assigned Ford UAW hourly employees. Previously deferred amounts relating to the 2003 forgiveness of debt, accounted for pursuant to Statement of Financial Accounting Standards No. 15 (“SFAS 15”), “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, were released to income concurrent with the ACH Transactions and have been included in the “Gain on ACH Transactions.”

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Description of Business and Company Background — (Continued)

On October 1, 2005, Ford acquired from the Company warrants to acquire 25 million shares of the Company’s common stock (the “Warrant and Stockholder Agreement”) and agreed to provide $550 million to be used in the Company’s further restructuring. The Warrant and Stockholder Agreement provides for certain registration rights with respect to the shares of common stock underlying the warrant and contains restrictions on the transfer of the warrant and the underlying shares of common stock. Pursuant to the Escrow Agreement, dated as of October 1, 2005 (the “Escrow Agreement”), among the Company, Ford and Deutsche Bank Trust Company Americas, as escrow agent, Ford paid $400 million into an escrow account for use by the Company to restructure its businesses. The Escrow Agreement provides that the Company will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs as defined in the Escrow Agreement, and up to one half of the next $300 million of such costs. Pursuant to the Reimbursement Agreement, dated as of October 1, 2005 (the “Reimbursement Agreement”), between the Company and Ford, the Company will be reimbursed for up to $150 million of separation costs associated with those Company salaried employees who are leased to ACH, and whose services are no longer required by ACH or a subsequent buyer. The Reimbursement Agreement provides that Ford will reimburse the Company for the first $50 million and up to one half of the next $200 million of such costs.

Pursuant to the Master Services Agreement dated as of September 30, 2005 between the Company and ACH, the Company provides information technology and other transitional services to ACH. The services are provided at a rate approximating the Company’s cost until such time the services are no longer required by ACH but not later than December 31, 2008.

The following table summarizes the impact of the ACH Transactions:

	Assets, Liabilities	Gain on ACH
	and Other	Transactions For
	Consideration as	the Year Ended
	of October 1,2005	December 31, 2005
	(Dollars in Millions)

Assets transferred to ACH
Inventories	$(299)
Property and equipment	(578)
Prepaid and other assets	(75)

		$(952)
Proceeds from divestiture of ACH
Cash	299
Forgiveness of indebtedness:
OPEB liabilities	2,164
Employee fringe benefits	260
Other liabilities	241

		2,964
Stock warrants issued to Ford	(127)
Other consideration	(53)

		(180)

Gain on ACH Transactions		$1,832

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Description of Business and Company Background — (Continued)

The Company continues to transact a significant amount of ongoing commercial activity with Ford. Product sales, services revenues, accounts receivable and postretirement employee benefits due to Ford comprise certain significant account balances arising from ongoing commercial relations with Ford and are summarized as follows:

	For the Year Ended December 31
	2006	2005	2004
	(Dollars in Millions)

Product sales	$4,891	$10,395	$13,015
Services revenues	$547	$164	$—

	December 31
	2006	2005	2004
	(Dollars in Millions)

Accounts receivable, net	$348	$591	$1,255
Postretirement employee benefits	$127	$156	$2,179

Additionally, as of December 31, 2006, the Company transferred approximately $200 million of Ford receivables under a European receivables securitization agreement.

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

In connection with Financial Accounting Standards Board Interpretation No. 46 (revised) (“FIN 46(R)”), “Consolidation of Variable Interest Entities,” the Company consolidates certain variable interest entities, as follows:

•	From June 30, 2002, a variable interest entity owned by an affiliate of a bank is included in the Company’s consolidated financial statements. This entity was established in early 2002 to build a leased facility for the Company to centralize customer support functions, research and development and administrative operations. Construction of the facility was substantially completed in 2004.

•	GCM/Visteon Automotive Systems, LLC and MIG-Visteon Automotive Systems, LLC are joint ventures each 49% owned by the Company or its subsidiaries, that supply integrated cockpit modules and systems. Consolidation of these entities was based on an assessment of the amount of equity investment at risk, the subordinated financial support provided by the Company, and that substantially all of the joint ventures’ operations are performed on behalf of the Company.

The effect of consolidation of variable interest entities on the Company’s results of operations or financial position as of December 31, 2006 was not significant as substantially all of the joint ventures’ liabilities and costs are related to activity with the Company. As of December 31, 2006, these variable interest entities have total assets of $295 million and total liabilities of $342 million.

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

Foreign Currency Translation:  Assets and liabilities of the Company’s non-U.S. businesses generally are translated to U.S. Dollars at end-of-period exchange rates. The effects of this translation for the Company are reported in accumulated other comprehensive income. Remeasurement of assets and liabilities of the Company’s non-U.S. businesses that use the U.S. Dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of the Company’s non-U.S. businesses are translated to U.S. Dollars at average-period exchange rates and are recognized as part of sales, costs and expenses. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of the business involved. In addition, transaction losses of $6 million in 2006, gains of $2 million in 2005 and losses of $4 million in 2004 resulting from the remeasurement of certain deferred foreign tax liabilities are included within income taxes. Net transaction gains and losses, as described above, decreased net loss by $3 million, $9 million and $11 million in 2006, 2005 and 2004, respectively.

Revenue Recognition:  The Company records revenue when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured. The Company ships product and records revenue pursuant to commercial agreements with its customers generally in the form of an approved purchase order, including the effects of contractual customer price productivity. The Company does negotiate discrete price changes with its customers, which are generally the result of unique commercial issues between the Company and its customers and are generally the subject of specific negotiations between the Company and its customers. The Company records amounts associated with discrete price changes as a reduction to revenue when specific facts and circumstances indicate that a price reduction is probable and the amounts are reasonably estimable. The Company records amounts associated with discrete price changes as an increase to revenue upon execution of a legally enforceable contractual agreement and when collectibility is reasonably assured.

Revenue from services is recognized as services are rendered. Costs associated with providing such services are recorded as incurred.

Cash Equivalents:  The Company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits and government agency and corporate obligations, to be cash equivalents.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Basis of Presentation and Summary of Significant Accounting Policies — (Continued)

Accounts Receivable and Allowance for Doubtful Accounts:  Account receivables are stated at historical value, which approximates fair value. The Company does not generally require collateral from its customers. Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is determined by considering factors such as length of time accounts are past due, historical experience of write-offs, and customer financial condition. If not reserved through specific examination procedures, the Company’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable. Past due status is based upon the invoice date of the original amounts outstanding. Included in selling, general and administrative (“SG&A”) expenses are amounts for estimated uncollectible accounts receivable of $4 million, $45 million and $22 million for the years ended December 31, 2006, 2005 and 2004, respectively. The allowance for doubtful accounts was $61 million, $77 million and $44 million at December 31, 2006, 2005 and 2004, respectively.

Interests in Accounts Receivable Transferred:  When the Company sells receivables under a certain asset transfer arrangement it retains servicing rights, one or more subordinated tranches, and a cash reserve balance. These retained amounts are recorded in the Company’s consolidated balance sheets as “Interests in accounts receivable transferred.” Such amounts are recorded at their carrying values, which approximate fair value due to the current nature of the related maturities.

Inventories:  Inventories are stated at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Product Tooling:  Product tooling includes molds, dies and other tools used in production of a specific part or parts of the same basic design. Emerging Issue Task Force Issue No. 99-5 (“EITF 99-5”), “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements” generally requires that non-reimbursable design and development costs for products to be sold under long-term supply arrangements be expensed as incurred and costs incurred for molds, dies and other tools that will be owned by the Company or its customers and used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. Contractually reimbursable design and development costs that would otherwise be expensed under EITF 99-5 are recorded as an asset as incurred.

Product tooling owned by the Company is capitalized as property and equipment, and amortized to cost of sales over its estimated economic life, generally not exceeding six years. The net book value of product tooling owned by the Company was $164 million and $160 million as of December 31, 2006 and 2005, respectively. Unbilled receivables related to production tools in progress, which will not be owned by the Company and for which there is a contractual agreement for reimbursement from the customer, were approximately $74 million, $68 million and $135 million as of December 31, 2006, 2005 and 2004, respectively.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Basis of Presentation and Summary of Significant Accounting Policies — (Continued)

Restructuring:  The Company defines restructuring expense to include costs directly associated with exit or disposal activities accounted for in accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”; employee severance and special termination benefit costs incurred as a result of an exit or disposal activity or a fundamental realignment accounted for in accordance with Statement of Financial Accounting Standards No. 88 (“SFAS 88”), “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and Statement of Financial Accounting Standards No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits”; and pension and other postretirement employee benefit costs incurred as a result of an exit or disposal activity or a fundamental realignment accounted for in accordance with Statement of Financial Accounting Standard No. 87 (“SFAS 87”), “Employers’ Accounting for Pensions” and Statement of Accounting Standard No. 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other than Pensions”.

Long-Lived Assets and Certain Identifiable Intangibles:  Long-lived assets, such as property and equipment and definite-lived intangible assets are stated at cost or fair value for impaired assets. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes in certain jurisdictions.

Asset impairment charges are recorded for long-lived assets and intangible assets subject to amortization when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying value of the assets exceeds its fair value. Fair value is determined using appraisals, management estimates or discounted cash flow calculations. Asset impairment charges of $22 million, $1,511 million and $314 million were recorded for the years ended December 31, 2006, 2005 and 2004, respectively.

Capitalized Software Costs:  Certain costs incurred in the acquisition or development of software for internal use are capitalized in accordance with Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software costs are amortized using the straight-line method over estimated useful lives generally ranging from 3 to 8 years. The net book value of capitalized software costs was approximately $83 million, $112 million and $114 million at December 31, 2006, 2005 and 2004, respectively. Related amortization expense was approximately $41 million, $39 million and $38 million for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense of approximately $41 million is expected for 2007 and is expected to decrease to $36 million, $25 million and $25 million for 2008, 2009 and 2010, respectively.

Pensions and Other Postretirement Employee Benefits:  Pensions and other postretirement employee benefit costs and related liabilities and assets are dependent upon assumptions used in calculating such amounts. These assumptions include discount rates, expected returns on plan assets, health care cost trends, compensation and other factors. In accordance with GAAP, actual results that differ from the assumptions used are accumulated and amortized over future periods, and accordingly, generally affect recognized expense and the recorded obligation in future periods.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Basis of Presentation and Summary of Significant Accounting Policies — (Continued)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Under this statement, companies must recognize a net asset or liability representing the funded status of their defined benefit pension and other postretirement benefit (“OPEB”) plans beginning with the balance sheet as of December 31, 2006. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Under SFAS 158, unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status are recognized as a component of accumulated comprehensive loss in shareholders’ equity. Additional minimum pension liabilities (“AML”) and related intangible assets are eliminated upon adoption of the new standard.

The Company adopted the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. In addition, SFAS 158 requires companies to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet. This provision is effective for fiscal years ending after December 15, 2008. The Company chose to early adopt this provision as of January 1, 2007, and as such, recognized a net curtailment loss of $6 million in the fourth quarter of 2006, rather than first quarter 2007.

The impact on the Company’s balance sheet as of December 31, 2006 of adopting the provisions of SFAS 158 is provided in the table below.

	Pre-SFAS 158	SFAS 87	SFAS 158	Post-SFAS 158
	Adoption	Adjustment	Adoption	Adoption

Balance Sheet Accounts
Other current assets	$274	$—	$(13)	$261
Other non-current assets	222	(30)	(77)	115
Accrued employee liabilities	391	—	(54)	337
Employee benefits, including pensions	737	(55)	164	846
Postretirement benefits other than pensions	812	—	(65)	747
Accumulated other comprehensive loss	112	(25)	129	216

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

Environmental Costs:  Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, and Superfund or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments and are regularly evaluated. The liabilities are recorded in other current liabilities and other long-term liabilities in the Company’s consolidated balance sheets.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Basis of Presentation and Summary of Significant Accounting Policies — (Continued)

Debt Issuance Costs:  The costs related to the issuance or modification of long-term debt are deferred and amortized into interest expense over the life of each debt issue. Deferred amounts associated with debt extinguished prior to maturity are expensed.

Other Costs:  Advertising and sales promotion costs, repair and maintenance costs, research and development costs, and pre-production operating costs are expensed as incurred. Research and development expenses include salary and related employee benefits, contractor fees, information technology, occupancy, telecommunications and depreciation. Advertising costs were $4 million in 2006, $12 million in 2005 and $13 million in 2004. Research and development costs were $594 million in 2006, $804 million in 2005 and $896 million in 2004. Shipping and handling costs are recorded in the Company’s consolidated statements of operations as “Cost of sales”.

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

Derivative Financial Instruments:  The Company uses derivative financial instruments, including forward contracts, swaps and options, to manage exposures to changes in commodity prices, currency exchange rates and interest rates. All derivative financial instruments are classified as “held for purposes other than trading.” The Company’s policy specifically prohibits the use of derivatives for speculative purposes.

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

The cumulative effect, net of tax, of adoption of SFAS 123(R) was $4 million or $0.03 per share as of January 1, 2006. The Company recorded $13 million, or $0.10 per share, of incremental compensation expense during the year ended December 31, 2006, respectively, under SFAS 123(R) when compared to the amount that would have been recorded under SFAS 123. Additional disclosures required by SFAS 123(R) regarding the Company’s stock-based compensation plans and related accounting are provided in Note 3 “Stock-Based Compensation.”

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

If compensation cost for all stock-based awards had been determined based on the estimated fair value of stock options and the fair value at the date of grant for restricted stock awards, in accordance with the provisions of SFAS 123, the Company’s reported net loss and net loss per share would have resulted in the pro forma amounts provided below:

	2005	2004
	(Dollars in Millions, Except Per Share Amounts)

Net loss, as reported	$(270)	$(1,536)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	20	18
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21)	(27)

Pro forma net loss	$(271)	$(1,545)

Net loss per share
As reported:
Basic and diluted	$(2.14)	$(12.26)
Pro forma:
Basic and diluted	$(2.15)	$(12.23)

Financial Statement Misstatements:  In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Quantifying Financial Statement Misstatements, (“SAB 108”). SAB 108 clarifies that the evaluation of financial statement misstatements must be made based on all relevant quantitative and qualitative factors; this is referred to as a “dual approach.” The Company adopted SAB 108 effective December, 31, 2006. The impact of adoption was not material to the Company’s consolidated financial statements.

Recent Accounting Pronouncements:  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This statement, which becomes effective January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivatives Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Instruments and Extinguishment of Liabilities.” SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. This standard becomes effective for the Company as of January 1, 2007. The Company is currently assessing the impact of the adoption of this statement on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

NOTE 3.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective transition method, and accordingly, prior period amounts have not been restated to reflect and do not include the impact of SFAS 123(R). Prior to the adoption of SFAS 123(R) the Company accounted for stock-based compensation in accordance with SFAS 123. The Company recorded compensation expense including the cumulative effect of a change in accounting, for various stock-based compensation awards issued pursuant to the plans described below in the amounts of $58 million, $20 million and $18 million, for the years ended December 31, 2006, 2005 and 2004, respectively. No related income tax benefits were recorded during the years ended December 31, 2006, 2005 and 2004. During 2006, the Company received $6 million of cash from the exercise of share-based compensation instruments and paid $4 million to settle share-based compensation instruments.

Stock-Based Compensation Plans

The Visteon Corporation 2004 Incentive Plan (“2004 Incentive Plan”) that was approved by shareholders, is administered by the Organization and Compensation Committee of the Board of Directors and provides for the grant of incentive and nonqualified stock options, stock appreciation rights (“SARs”), performance stock rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock and various other rights based on common stock. The maximum number of shares of common stock that may be subject to awards under the 2004 Incentive Plan is approximately 22 million shares, including an additional 7 million shares approved on May 10, 2006. During the year ended December 31, 2006, the Company granted approximately 2 million RSUs, 4 million SARs, 25,000 RSAs and 41,000 stock options under the 2004 Incentive Plan. At December 31, 2006, there were approximately 8 million shares of common stock available for grant under the 2004 Incentive Plan.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Stock-Based Compensation — (Continued)

The Visteon Corporation Employees Equity Incentive Plan (“EEIP”) that was approved by shareholders is administered by the Organization and Compensation Committee of the Board of Directors and provides for the grant of nonqualified stock options, SARs, performance stock rights and stock, and various other rights based on common stock. The maximum number of shares of common stock that may be subject to awards under the EEIP is approximately 7 million shares. As of December 31, 2006, there were approximately one million shares of common stock available for grant under the EEIP. The Company has not granted any shares under this plan during 2006.

The Visteon Corporation Non-Employee Director Stock Unit Plan provides for the automatic annual grant of RSUs to non-employee directors. RSUs awarded under the Non-Employee Director Stock Unit Plan vest immediately but are settled after the participant terminates service as a non-employee director of the Company.

Stock-Based Compensation Awards

The Company’s stock-based compensation awards take the form of stock options, SARs, RSAs and RSUs.

•	Stock options and SARs granted under the aforementioned plans have an exercise price equal to the average of the highest and lowest prices at which the Company’s common stock was traded on the New York Stock Exchange on the date of grant, and become exercisable on a ratable basis over a three year vesting period. Stock options and SARs granted under the 2004 Incentive Plan after December 31, 2003 expire five to seven years following the grant date. Stock options granted under the EEIP, and those granted prior to January 1, 2004 under the 2004 Incentive Plan, expire 10 years after the grant date. Stock options are settled in shares of the Company’s common stock upon exercise. Accordingly, such amount is recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” SARs are settled in cash and accordingly result in the recognition of a liability representing the vested portion of the obligation. As of December 31, 2006 and 2005, approximately $31 million and less than $1 million, respectively, of such liability is recorded in the Company’s consolidated balance sheets under the caption “Accrued employee liabilities.”

•	RSAs and RSUs granted under the aforementioned plans vest after a designated period of time (“time-based”), which is generally one to five years, or upon the achievement of certain performance goals (“performance-based”) following the completion of a performance period, which is generally two or three years. RSAs are settled in shares of the Company’s common stock upon the lapse of restrictions on the underlying shares. Accordingly, such amount is recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” RSUs awarded under the 2004 Incentive Plan are settled in cash and result in the recognition of a liability representing the vested portion of the obligation. As of December 31, 2006 and 2005, approximately $17 million and $1 million, respectively, of the current portion of such liability are recorded in the Company’s consolidated balance sheets under the caption “Accrued employee liabilities.” As of December 31, 2006 and 2005, approximately $15 million and $13 million, respectively, of the long-term portion of such liability are recorded under the caption “Other non-current liabilities.”

Fair Value Estimation Methodology and Assumptions

Prior to the adoption of SFAS 123(R) the Company used the Black-Scholes option pricing model to determine the fair value of stock options. All other awards, which included RSUs and SARs, were based on the intrinsic value of the underlying stock.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Stock-Based Compensation — (Continued)

Subsequent to the adoption of SFAS 123(R) the fair value of RSAs and RSUs are determined based on the market price of the Company’s stock and the fair value of stock options and SARs is determined using the Black-Scholes option pricing model, which requires management to make various assumptions including the risk-free interest rate, expected term, expected volatility, and dividend yield. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. The risk-free rate for periods during the contractual life of stock-based compensation rewards is based on the U.S. Treasury yield curve in effect at the time of grant. Dividend yield assumptions are based on historical patterns and future expectations.

Weighted average assumptions used to estimate the fair value of stock-based compensation awards are as follows:

		Stock Options Granted
	SARS	Year Ended December 31
	December 31, 2006	2006	2005

Expected term (in years)	2.75	4	4
Risk-free interest rate	4.72%	5.1%	4.0%
Expected volatility	59.0%	57.0%	44.3%
Expected dividend yield	0.0%	0.0%	0.0%

Stock Appreciation Rights and Stock Options

The following is a summary of the range of exercise prices for stock options and SARs that are currently outstanding and that are currently exercisable at December 31, 2006:

	Stock Options			Stock Options
	and SARs Outstanding			and SARs Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
	(In Thousands)	(In Years)		(In Thousands)

$ 3.00 - $ 7.00	13,027	4.3	$5.87	4,907	$6.51
$ 7.01 - $12.00	3,028	2.5	$9.93	2,006	$9.93
$12.01 - $17.00	4,095	4.5	$13.43	4,095	$13.43
$17.01 - $22.00	2,085	4.3	$17.46	2,085	$17.46

	22,235	4.1		13,093

The intrinsic value of stock options and SARs outstanding and exercisable was approximately $34 million and $10 million, respectively, at December 31, 2006. The weighted average fair value of SARs granted was $5.25 and $4.16 at December 31, 2006 and 2005, respectively. The weighted average fair value of stock options granted was $2.79, $2.48 and $3.32 at December 31, 2006, 2005 and 2004, respectively.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Stock-Based Compensation — (Continued)

As of December 31, 2006, there was approximately $3 million and $9 million of total unrecognized compensation cost related to non-vested stock options and SARs, respectively, granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted average period of approximately one year. A summary of activity, including award grants, exercises and forfeitures is provided below for stock options and SARs.

		Weighted		Weighted
		Average		Average
	Stock Options	Exercise Price	SARs	Exercise Price
	(In Thousands)		(In Thousands)

Outstanding at December 31, 2003	13,642	$11.22	—	$—
Granted	1,385	$10.05	2,155	$9.90
Exercised	(383)	$6.64	—	$—
Forfeited or expired	(476)	$10.67	(44)	$9.90

Outstanding at December 31, 2004	14,168	$11.24	2,111	$9.90
Granted	2,567	$6.32	4,408	$6.35
Exercised	(442)	$6.63	(2)	$9.90
Forfeited or expired	(1,279)	$9.54	(414)	$8.47

Outstanding at December 31, 2005	15,014	$10.68	6,103	$7.43
Granted	41	$5.79	4,719	$4.78
Exercised	(873)	$6.62	(434)	$6.25
Forfeited or expired	(1,217)	$12.41	(1,118)	$6.46

Outstanding at December 31, 2006	12,965	$10.77	9,270	$6.30
Less: Outstanding but not exercisable at December 31, 2006	(1,764)		(7,378)

Exercisable at December 31, 2006	11,201	$11.35	1,892	$8.40

The Company received approximately $6 million from the exercise of stock options during the period ended December 31, 2006.

Restricted Stock Units and Restricted Stock Awards

The weighted average grant date fair value of RSUs granted was $4.90 and $6.94 for the periods ended December 31, 2006 and 2005, respectively. The weighted average grant date fair value of RSAs was $5.85, $3.47 and $11.13 for the periods ended December 31, 2006, 2005 and 2004 respectively. The total fair value of RSAs vested during the periods ended December 31, 2006, 2005 and 2004 was approximately $10 million, $6 million and $3 million, respectively. As of December 31, 2006, there was approximately $1 million and $19 million of total unrecognized compensation cost related to non-vested RSAs and RSUs, respectively, granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted average period of approximately two years. A summary of activity, including award grants, vesting and forfeitures is provided below for RSAs and RSUs.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Stock-Based Compensation — (Continued)

			Weighted Average
			Grant Date Fair
	RSAs	RSUs	Value
	(In Thousands)

Non-vested at December 31, 2003	5,021	—	$11.20
Granted	199	2,429	$10.16
Vested	(251)	—	$16.48
Forfeited	(789)	(69)	$14.29

Non-vested at December 31, 2004	4,180	2,360	$10.17
Granted	6	3,779	$6.96
Vested	(949)	(8)	$15.47
Forfeited	(1,020)	(532)	$10.57

Non-vested at December 31, 2005	2,217	5,599	$7.89
Granted	25	2,192	$4.90
Vested	(2,098)	(324)	$7.36
Forfeited	(19)	(804)	$6.70

Non-vested at December 31, 2006	125	6,663	$7.23

NOTE 4.	Restructuring Activities

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Restructuring Activities — (Continued)

	Year Ended	Inception through
	December 31, 2006	December 31, 2006
	(Dollars In Millions)

Beginning escrow account available	$380	$400
Add: Investment earnings	17	21
Deduct: Disbursements for restructuring costs	(78)	(102)

Ending escrow account available	$319	$319

Approximately $55 million and $27 million of amounts receivable from the escrow account were classified in “Other current assets” in the Company’s consolidated balance sheets as of December 31, 2006 and 2005, respectively.

Restructuring Reserves

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the years ended December 31, 2006, 2005 and 2004, respectively. Substantially all of the Company’s restructuring expenses are related to severance and termination benefit costs.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2003	$—	$1	$—	$188	$189
Expenses	11	—	—	89	100
Adjustments	—	—	—	(18)	(18)
Utilization	(8)	—	—	(142)	(150)
Foreign currency translation	—	—	—	1	1

December 31, 2004	3	1	—	118	122
Expenses	—	—	5	23	28
Adjustments	—	—	—	(2)	(2)
Liability transferred to ACH	—	—	—	(61)	(61)
Utilization	(3)	(1)	(1)	(68)	(73)
Foreign currency translation	—	—	—	—	—

December 31, 2005	—	—	4	10	14
Expenses	24	31	16	24	95
Adjustments	—	—	—	—	—
Utilization	(6)	(10)	(18)	(22)	(56)
Foreign currency translation	—	—	—	—	—

December 31, 2006	$18	$21	$2	$12	$53

Restructuring reserve balances of $53 million and $14 million at December 31, 2006 and 2005, respectively, are classified as “Other current liabilities” on the consolidated balance sheets. The Company currently anticipates that the activities associated with the restructuring reserve balance as of December 31, 2006 will be substantially completed by the end of 2007.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Restructuring Activities — (Continued)

Utilization includes $49 million, $66 million and $129 million of payments for severance and other employee termination benefits for the years ended December 31, 2006, 2005 and 2004, respectively. Utilization also includes $7 million, $7 million and $21 million in 2006, 2005 and 2004, respectively, of special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans.

Estimates of restructuring charges are based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a timeframe such that significant changes to the plan are not likely. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. The Company adjusted approximately $2 million and $18 million of previously recorded reserves in 2005 and 2004, respectively, to reflect amounts expected to be paid in the future related to such programs.

2006 Restructuring Actions

On January 11, 2006, the Company announced a multi-year improvement plan that involves certain underperforming and non-strategic plants and businesses and is designed to improve operating performance and achieve cost reductions. The Company currently estimates that the total cash cost associated with this multi-year improvement plan will be approximately $430 million. The Company continues to achieve targeted cost reductions associated with the multi-year improvement plan at a lower cost than expected due to higher levels of employee attrition and lower per employee severance cost resulting from changes to certain employee benefit plans. The Company anticipates that approximately $340 million of cash costs incurred under the multi-year improvement plan will be reimbursed from the escrow account pursuant to the terms of the Escrow Agreement. While the company anticipates full utilization of funds available under the Escrow Agreement, any amounts remaining in the escrow account after December 31, 2012 will be disbursed to the Company pursuant to the terms of the Escrow Agreement. It is possible that actual cash restructuring costs could vary significantly from the Company’s current estimates resulting in unexpected costs in future periods. Generally, charges are recorded as elements of the plan are finalized and the timing of activities and the amount of related costs are not likely to change.

During 2006 the Company incurred restructuring expenses of approximately $95 million under the multi-year improvement plan, including the following significant actions:

•	Approximately $20 million in employee severance and termination benefit costs related to the 2007 closure of a North American Climate manufacturing facility. These costs are associated with approximately 170 salaried and 750 hourly employees.

•	Approximately $19 million in employee severance and termination benefit costs related to an announced plan to reduce the Company’s salaried workforce in higher cost countries. These costs are associated with approximately 800 salaried positions.

•	Approximately $9 million in employee severance and termination benefit costs related to certain hourly employee headcount reductions attributable to approximately 600 employees at Climate facilities in North America and 70 employees at certain European manufacturing facilities.

•	Approximately $7 million related to the announced closure of a European Interiors manufacturing facility. Costs include employee severance and termination benefits for approximately 150 hourly and salaried employees and certain non-employee related costs associated with closing the facility.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Restructuring Activities — (Continued)

•	Approximately $7 million of employee severance and termination benefit costs related to a workforce reduction effort at a European Interiors manufacturing facility. These costs relate to approximately 110 hourly employees.

•	Approximately $6 million related to workforce reduction activities in Electronics manufacturing facilities in Mexico and Portugal. These costs include employee severance and termination benefits for approximately 500 hourly and 50 salaried employees.

•	Approximately $6 million related to a restructuring initiative at a North American Electronics manufacturing facility. These costs include severance and termination benefit costs for approximately 1,000 employees.

•	Approximately $5 million related to the announced closure of a North American Interiors manufacturing facility, including employee severance and termination benefit costs for 265 hourly employees, 26 salaried employees, and a lease termination penalty.

•	Approximately $3 million related to the closure of a North American Climate manufacturing facility, including severance and termination benefit costs for approximately 350 hourly and salaried employees.

The Company has incurred $113 million in cumulative restructuring costs related to the multi-year improvement plan including $37 million, $31 million, $24 million and $21 million for the Other, Climate, Interiors and Electronics product groups respectively. Substantially all restructuring expenses recorded to date relate to employee severance and termination benefit costs and are classified as “Restructuring expenses” on the consolidated statements of operations. As of December 31, 2006, the restructuring reserve balance of $53 million is entirely attributable to the multi-year improvement plan. The Company anticipates that the multi-year improvement plan will generate up to approximately $400 million of per annum savings when completed.

2005 Restructuring Actions

During 2005, significant restructuring activities included the following actions:

•	$14 million of employee severance and termination benefit costs associated with programs offered at various Mexican and European facilities affecting approximately 700 salaried and hourly positions. Remaining reserves of approximately $8 million related to these programs were recorded in “Other current liabilities” as of December 31, 2005.

•	$7 million related to the continuation of a voluntary termination incentive program offered during the fourth quarter of 2004 to eligible U.S. salaried employees. Terms of the program required the effective termination date to be no later than March 31, 2005, unless otherwise mutually agreed. Through March 31, 2005, 409 employees voluntarily elected to participate in this program, including 35 employees during the first quarter of 2005. As of December 31, 2005, substantially all of the employees had terminated their employment.

•	$6 million for employee severance and termination benefit costs associated with the closure of certain North American facilities located in the U.S., Mexico and Puerto Rico related to approximately 100 salaried employees and 400 hourly employees. Remaining reserves of approximately $6 million related to this program were recorded in “Other current liabilities” as of December 31, 2005.

•	Previously recorded restructuring reserves of $61 million were transferred to ACH as the Company was relieved, pursuant to the ACH Transactions, from fulfilling the remaining obligations to Ford for the transfer of seat production from the Company’s Chesterfield, Michigan operation to another supplier.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Restructuring Activities — (Continued)

2004 Restructuring Actions

During 2004, significant restructuring activities included the following actions:

•	Employee severance and termination benefit costs of $51 million related to a voluntary termination incentive program offered to eligible U.S. salaried employees. Terms of the program required the effective termination date to be no later than March 31, 2005, unless otherwise mutually agreed. As of December 31, 2004, 374 employees voluntarily elected to participate in this program. Reserves related to this activity of approximately $34 million were outstanding as of December 31, 2004.

•	European plan for growth charges are comprised of $13 million of severance and employee-related costs for the separation of approximately 50 hourly employees located at the Company’s plants in Europe through the continuation of a voluntary retirement and separation program. Reserves related to this activity of approximately $6 million were outstanding as of December 31, 2004.

•	The Company offered an early retirement incentive to eligible Visteon-assigned Ford-UAW employees to voluntarily retire or to return to a Ford facility. Approximately 500 employees elected to retire early at a cost of $18 million and approximately 210 employees have agreed to return to a Ford facility at a cost of $7 million. As of December 31, 2004, substantially all of the employees had terminated their employment.

•	$11 million of severance related to the involuntary separation of approximately 200 employees as a result of the closure of the Company’s La Verpilliere, France, manufacturing facility. This program was substantially completed as of December 31, 2004.

•	Adjustment of previously recorded liabilities totaling $15 million related to the Chesterfield, MI agreement reached with Ford during 2003. A determination of the net costs that the Company was responsible to reimburse Ford under this agreement was completed pursuant to a final actuarial valuation received in the fourth quarter of 2004. The final actuarially determined obligation resulted in a $15 million reduction in previously established accruals.

Additional restructuring reserves of approximately $70 million were outstanding as of December 31, 2004 related to employee severance and termination benefit costs pursuant to an agreement with Ford to transfer seat production located in Chesterfield, Michigan to another supplier.

NOTE 5.	Asset Impairments

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Asset Impairments — (Continued)

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

The Company recorded asset impairment charges of $22 million, $1,511 million and $314 million for the years ended December 31, 2006, 2005 and 2004, respectively, to adjust certain long-lived assets to their estimated fair values.

2006 Impairment Charges

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

2005 Impairment Charges

During 2005 the Company recorded impairment charges of $1,511 million to reduce the net book value of certain long-lived assets to their estimated fair value. Approximately $591 of this amount was recorded pursuant to impairment indicators including lower than anticipated current and near term future vehicle production volumes and the related impact on the Company’s current and projected operating results and cash flows. Additionally, the Company recorded an impairment charge of $920 million to write-down certain assets considered “held for sale” pursuant to the ACH Transactions to their aggregate estimated fair value less cost to sell.

2004 Impairment Charges

During 2004, the Company recorded an impairment charge of $314 million to reduce the net book value of certain long-lived assets to their estimated fair value. This impairment was recorded pursuant to impairment indicators including the impact of lower than anticipated current and near term future Ford North American vehicle production volumes and the related impact on the Company’s projected operating results and cash flows.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Acquisitions and Divestitures

On September 29, 2006, the Company and its joint venture partners Vitro Plan, S.A. de C.V. and Vidrio Plano de Mexico, S.A. de C.V. (collectively “Vitro”) entered into a Master Termination and Withdrawal Agreement whereby the Company agreed to withdraw from the Vitro Flex joint venture. The Company received proceeds of $9 million for its withdrawal, which approximated the carrying value of the Company’s investment. Proceeds included a four year non-interest bearing note receivable from Vitro payable in equal annual installments of $1.85 million through 2010. This non-interest bearing note receivable has been recorded at its discounted value of approximately $7 million.

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

European Securitization

Effective August 14, 2006, the Company entered into a European accounts receivable securitization facility (“European Securitization”) that extends until August 2011 and provides up to $325 million in funding from the sale of certain customer trade account receivables originating from Company subsidiaries located in Germany, Portugal, Spain, France and the U.K. (“Sellers”). Under the European Securitization, receivables originated by the Sellers and certain of their subsidiaries are transferred to Visteon Financial Centre P.L.C. (the “Transferor”). The Transferor is a bankruptcy-remote qualifying special purpose entity. Receivables transferred from the Sellers are funded through cash obtained from the issuance of variable loan notes to third-party lenders and through subordinated loans obtained from a wholly-owned subsidiary of the Company, representing the Company’s retained interests in the receivables transferred.

Transfers under the European Securitization, for which the Company receives consideration other than a beneficial interest, are accounted for as “true sales” under the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and are removed from the balance sheet. As of December 31, 2006, the Company recorded true sales of approximately $78 million at a loss of approximately $2 million. Transfers under the European Securitization, for which the Company retains a beneficial interest are not removed from the balance sheet and total $482 million as of December 31, 2006. The carrying value of the Company’s retained interest in the receivables transferred approximates fair value due to the current nature of the maturities. Additionally, the Company’s retained interest in the receivables transferred is subordinated to the interests of the third-party lenders.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Accounts Receivable Transfers — (Continued)

Availability of funding under the European Securitization depends primarily upon the amount of trade accounts receivable, reduced by outstanding borrowings under the facility and other characteristics of those receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of December 31, 2006, approximately $207 million of the Company’s transferred receivables were considered eligible for borrowing under this facility, of which $76 million was outstanding and $131 million was available for funding.

The table below provides a reconciliation of changes in interests in account receivables transferred for the period:

December 31, 2006
(Dollars in Millions)

Beginning balance	$—
Receivables transferred	1,389
Proceeds from new securitizations	(76)
Proceeds from collections reinvested	(101)
Cash flows received on interests retained	(730)

Ending balance	$482

The Sellers act as servicing agents and continue to service the transferred receivables for which they receive a monthly servicing fee based on the aggregate amount of the outstanding purchased receivables. The Company is required to pay a monthly fee to the lenders based on the unused portion of the European Securitization.

United States Securitization

In December 2005, the Company terminated its revolving accounts receivable securitization facility in the United States (“facility agreement”). Formerly, under this facility agreement, the Company could sell a portion of its U.S. account receivables from customers other than Ford to Visteon Receivables, LLC (“VRL”), a wholly-owned consolidated special purpose entity. VRL may then have sold, on a non-recourse basis (subject to certain limited exceptions), an undivided interest in the receivables to an asset-backed, multi-seller commercial paper conduit, which is unrelated to the Company or VRL. The conduit typically financed the purchases through the issuance of commercial paper, with back-up purchase commitments from the conduit’s financial institution. The sale of the undivided interest in the receivables from VRL to the conduit was accounted for as a sale under the provisions of SFAS 140. When VRL sold an undivided interest to the conduit, VRL retained the remaining undivided interest. The carrying value of the remaining undivided interests approximated the fair market value of these receivables. The value of the undivided interest sold to the conduit was excluded from the Company’s consolidated balance sheets and reduced the accounts receivable balances. The Company performed the collection and administrative functions related to the accounts receivable.

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

Other

During 2006 and 2005, the Company sold account receivables without recourse under a European sale of receivables agreement. As of December 31, 2006 and 2005, the Company had sold approximately 62 million Euro ($81 million) and 99 million Euro ($117 million), respectively. This European sale of receivables agreement was terminated in December 2006. Losses on these receivable sales were approximately $3 million and $2 million for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2005, the Company had sold 830 million Japanese Yen ($7 million) of account receivables, without recourse, under a Japanese sale of receivables agreement initiated in the first quarter of 2005. This Japanese sale of receivables agreement was terminated in January 2006.

NOTE 8.	Inventories

Inventories consisted of the following:

	December 31
	2006	2005
	(Dollars in Millions)

Raw materials	$154	$158
Work-in-process	266	242
Finished products	157	182

	577	582
Valuation reserves	(57)	(45)

	$520	$537

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Other Assets

Other current assets are summarized as follows:

	December 31
	2006	2005
	(Dollars in Millions)

Recoverable taxes	$95	$96
Escrow receivable	55	27
Current deferred tax assets	47	14
Customer deposits	23	25
Prepaid assets	22	26
Other	19	44

	$261	$232

Other non-current assets are summarized as follows:

	December 31
	2006	2005
	(Dollars in Millions)

Non-current deferred tax assets	$45	$60
Unamortized debt costs and other intangible assets	35	18
Notes receivable	13	6
Intangible pension asset	—	85
Other	22	23

	$115	$192

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Non-Consolidated Affiliates

The Company had $224 million and $226 million of equity in the net assets of non-consolidated affiliates at December 31, 2006 and 2005, respectively. The Company recorded equity in net income of non-consolidated affiliates of $33 million, $25 million and $45 million at December 31, 2006, 2005 and 2004, respectively. The following table presents summarized financial data for such non-consolidated affiliates. The amounts included in the table below represent 100% of the results of operations of the Company’s non-consolidated affiliates accounted for under the equity method. Yanfeng Visteon Automotive Trim Systems Co., Ltd. (“Yanfeng”), of which the Company owns a 50% interest, is considered a significant non-consolidated affiliate and is shown separately below. Summarized balance sheet data as of December 31 is as follows:

	Yanfeng		All Others
	2006	2005	2006	2005
	(Dollars in Millions)

Current assets	$270	237	$185	$190
Other assets	277	263	141	178

Total assets	547	500	326	368

Current liabilities	254	237	172	145
Other liabilities	54	54	18	41
Shareholders’ equity	239	209	136	182

Total liabilities and shareholders’ equity	$547	$500	$326	$368

Summarized statement of operations data for the years ended December 31 is as follows:

	Net Sales			Gross Margin			Net Income
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(Dollars in Millions)

Yanfeng	$700	$497	$432	$121	$89	$100	$51	$30	$54
All other	611	579	585	84	83	94	13	21	36

	$1,311	$1,076	$1,017	$205	$172	$194	$64	$51	$90

The Company’s share of net assets and net income is reported in the consolidated financial statements as “Equity in net assets of non-consolidated affiliates” on the consolidated balance sheets and “Equity in net income of non-consolidated affiliates” on the consolidated statements of operations. Included in the Company’s accumulated deficit is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $117 million and $130 million at December 31, 2006 and 2005, respectively.

The Company’s ability to move cash among consolidated and non-consolidated operating locations is subject to the operating needs of each location as well as restrictions imposed by local jurisdictions. Restricted net assets related to the Company’s consolidated subsidiaries were approximately $70 million and $50 million, respectively as of December 31, 2006 and 2005. Restricted net assets related to the Company’s non-consolidated affiliates were approximately $224 million and $226 million, respectively as of December 31, 2006 and 2005. Restricted net assets of consolidated subsidiaries are attributable to the Company’s operations in China, where certain regulatory requirements and governmental restraints result in significant restrictions on the Company’s consolidated subsidiaries ability to transfer funds to the Company.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Property and Equipment

Net property and equipment consisted of the following:

	December 31
	2006	2005
	(Dollars in Millions)

Land	$112	$113
Buildings and improvements	1,221	1,148
Machinery, equipment and other	4,065	3,492
Construction in progress	125	200

Total property and equipment	5,523	4,953
Accumulated depreciation	(2,653)	(2,140)

	2,870	2,813
Product tooling, net of amortization	164	160

Net property and equipment	$3,034	$2,973

Property and equipment is depreciated principally using the straight-line method of depreciation over the estimated useful life of the asset. On average, buildings and improvements are depreciated based on a 30-year life; machinery and equipment are generally depreciated based on a 14-year life. Product tooling is amortized using the straight-line method over periods of time representing the estimated life of those tools, with the majority of tools amortized over five years.

Depreciation and amortization expenses, which do not include asset impairment charges, are summarized as follows:

	Year Ended December 31
	2006	2005	2004
	(Dollars in Millions)

Depreciation	$377	$508	$580
Amortization	53	87	105

	$430	$595	$685

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Other Liabilities

Other current liabilities consisted of the following:

	December 31
	2006	2005
	(Dollars in Millions)

Interest	$53	$46
Restructuring reserves	53	14
Product warranty and recall	53	74
Income taxes payable	23	23
Value added taxes payable	17	12
Deferred income taxes	8	6
Legal and environmental	7	9
Other accrued liabilities	92	129

	$306	$313

Other non-current liabilities consisted of the following:

	December 31
	2006	2005
	(Dollars in Millions)

Non income tax liabilities	$106	$131
Incentive compensation	75	37
Product warranty and recall	52	74
Deferred income	50	50
Other	113	90

	$396	$382

In connection with the ACH Transactions, the Company sold to and leased-back from Ford certain land and buildings. The lease has a 6-year term with rental payments that are significantly below market rates, which represents continuing involvement under Statement of Financial Accounting Standards No. 98, “Accounting for Leases”. Accordingly, the resulting gain on the sale of the land and buildings of $42 million has been deferred and will be recognized upon termination of continuing involvement.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Debt

The Company had $100 million and $2,128 million of outstanding short-term debt and long-term debt, respectively, at December 31, 2006. Short-term debt and long-term debt at December 31, including the fair market value of related interest rate swaps, was as follows:

		Weighted
		Average
		Interest Rate		Carrying Value
	Maturity	2006	2005	2006	2005
	(Dollars in Millions)

Short-term debt
Revolving credit		—	8.5%	$—	$347
Current portion of long-term debt		6.3%	4.3%	39	31
Other — short-term		6.3%	5.8%	61	107

Total short-term debt				100	485

Long-term debt
Five-year term loan retired June 13, 2006		—	6.3%	—	241
8.25% notes due August 1, 2010	2010	8.4%	8.1%	550	701
Seven-year term loan due June 13, 2013	2013	8.5%	—	1,000	—
7.00% notes due March 10, 2014	2014	7.4%	6.5%	439	442
Other	2008-2025	5.4%	4.9%	139	125

Total long-term debt				2,128	1,509

Total debt				$2,228	$1,994

2006 Debt Transactions

On January 9, 2006 the Company closed on an 18-month secured term loan (the “18-Month Term Loan”) in the amount of $350 million to replace the Company’s $300 million secured short-term revolving credit agreement that expired on December 15, 2005. The 18-Month Term Loan was made a part of the Company’s existing Five-Year Revolving Credit Facility agreement, which was to expire in June 2007.

On June 13, 2006 the Company entered into a credit agreement with a syndicate of third-party lenders to provide for an $800 million seven-year secured term loan. The proceeds from that loan were used to repay borrowings and interest under the $350 million 18-Month Term Loan, the $241 million five-year term loan, and amounts outstanding under the Five-Year Revolving Credit Facility. Subsequent to closing on the new term loan, the Company initiated open market purchases of its 8.25% notes due 2010. The Company purchased $150 million of the 8.25% notes at an all-in weighted cost of 94.16% of par, resulting in a gain on early extinguishment of approximately $8 million.

On August 14, 2006 the Company entered into a revolving credit agreement (“Revolving Credit Agreement”) with a syndicate of financial institutions to provide for up to $350 million in secured revolving loans. The Revolving Credit Agreement replaced the Company’s Five-Year Revolving Credit Facility agreement that was to expire in June 2007.

On November 27, 2006 the Company increased the seven-year term loan by $200 million, for a total of $1 billion outstanding as of December 31, 2006.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Debt — (Continued)

Revolving Credit

The Revolving Credit Agreement allows for available borrowings of up to $350 million. The amount of availability at any time is dependent upon various factors, including outstanding letters of credit, the amount of eligible receivables, inventory and property and equipment. Borrowings under the Revolving Credit Agreement bear interest based on a variable rate interest option selected at the time of borrowing. At December 31, 2006, the Company had $105 million of obligations under letters of credit that reduced availability under the Revolving Credit Agreement. As of December 31, 2006, there were no borrowings outstanding under this agreement. The Revolving Credit Agreement expires on August 14, 2011.

Obligations under the Revolving Credit Agreement are collateralized by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including real property, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of nearly all direct and indirect domestic subsidiaries (other than those domestic subsidiaries the sole assets of which are capital stock of foreign subsidiaries), as well as a second-priority lien on substantially all other material tangible and intangible assets of the Company and most of its domestic subsidiaries which collateralize the Company’s seven-year term loan agreement. The terms of the Revolving Credit Agreement limit the obligations secured by certain U.S. assets to ensure compliance with the Company’s bond indenture.

As of December 31, 2006, the Company had approximately $270 million of available borrowings under the Revolving Credit Agreement and other facilities.

8.25% notes due August 1, 2010

On August 3, 2000, the Company completed a public offering of unsecured fixed rate term debt securities totaling $1.2 billion with maturities of 5 and 10 years. The offering included $500 million of securities maturing on August 1, 2005 and $700 million of securities maturing on August 1, 2010. A portion of this borrowing was repaid with proceeds of the seven-year secured term loan on June 13, 2006. The securities bear interest at a stated rate of 8.25%, with interest payable semi-annually on February 1 and August 1, beginning on February 1, 2001. The unsecured term debt securities agreement contains certain restrictions including, among others, a limitation relating to liens and sale-leaseback transactions, as defined in the agreement. The Company was in compliance with applicable restrictions as of December 31, 2006.

Seven-year Term Loan due June 13, 2013

The $1 billion seven-year secured term loan is collateralized by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including intellectual property, intercompany debt, the capital stock of nearly all direct and indirect subsidiaries (excluding Halla Climate Control) and 65% of the stock of certain first-tier foreign subsidiaries as well as a second-priority lien on substantially all other tangible and intangible assets of the Company and most of its domestic subsidiaries. The terms of the facilities limit the obligations secured by certain U.S. assets to ensure compliance with the Company’s bond indenture. In addition, the terms of these facilities limit the amount of dividends that the Company can pay. Borrowings under the credit facilities bear interest based on a variable rate interest option selected at the time of borrowing and mature on June 13, 2013.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Debt — (Continued)

7.00% notes due March 10, 2014

On March 10, 2004, the Company completed a public offering of unsecured fixed-rate term debt securities totaling $450 million with a maturity of ten years. The securities bear interest at a stated rate of 7.00%, with interest payable semi-annually on March 10 and September 10, beginning on September 10, 2004. The securities rank equally with the Company’s existing and future unsecured fixed-rate term debt securities and senior to any future subordinated debt. The unsecured term debt securities agreement contains certain restrictions, including, among others, a limitation relating to liens and sale-leaseback transactions, as defined in the agreement. The Company was in compliance with applicable restrictions as of December 31, 2006.

Other debt

The Company has additional debt arrangements of approximately $100 million and $139 million in short-term and long-term debt, respectively, consisting of various affiliate debts, capital leases and other obligations. Certain of these balances are related to a number of its non-U.S. operations, a portion of which are payable in non-U.S. currencies including, but not limited to the Euro, Thai Baht, Korean Won, and Brazilian Real.

Interest rate swaps

The Company has entered into interest rate swaps for a portion of the 8.25% notes due August 1, 2010 ($125 million) and a portion of the 7.00% notes due March 10, 2014 ($225 million). These interest rate swaps effectively convert the designated portions of these notes from fixed interest rate to variable interest rate instruments in connection with the Company’s risk management policies. These interest rate swaps have been designated as fair value hedges and the effect of marking these contracts to market has been recorded in the Company’s consolidated balance sheets as a direct adjustment to the underlying debt. The adjustment does not affect the results of operations unless the contract is terminated, in which case the resulting gain or loss on termination is recorded as a valuation adjustment of the underlying debt and is amortized to interest expense over the remaining life of the debt.

During 2006, the Company entered into interest rate swaps for a portion of the $1 billion term loan due 2013 ($200 million), effectively converting the designated portion of this loan from a variable interest rate to a fixed interest rate instrument. These interest rate swaps are accounted for as cash flow hedges with the effective portion of the gain or loss reported in the “Accumulated Other Comprehensive Income (Loss)” component of “Shareholders’ Deficit” in the Company’s consolidated balance sheets. The ineffective portion of these swaps is assessed based on the hypothetical derivative method and is recorded as interest expense in the Company’s consolidated statements of operations.

During the first quarter of 2005, the Company terminated interest rate swaps with a notional amount of $200 million related to the 8.25% notes due August 1, 2010 and received $7 million in cash. The fair value of the interest rate swaps at termination is deferred as part of the underlying debt and amortized as a reduction in interest expense over the remaining term of the debt.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The Company adopted the recognition and disclosure provisions of SFAS 158 as of December 31, 2006 as described in Note 2 “Basis of Presentation and Summary of Significant Accounting Policies”. SFAS 158 does not permit retrospective application. Accordingly, 2005 balances do not reflect the adoption of this standard.

Visteon Sponsored Employee Retirement Plans

In the U.S., the Company’s hourly employees represented by certain collective bargaining groups earn noncontributory benefits based on employee service. The Company’s U.S. salaried employees earn similar noncontributory benefits related to pay. Certain of the non-U.S. subsidiaries sponsor separate plans that provide similar types of benefits to their employees. In general, the Company’s defined benefit plans are funded with the exception of certain supplemental benefit plans for executives and certain non-U.S. plans, primarily in Germany. The Company’s policy for funded plans is to contribute annually, at a minimum, amounts required by applicable law, regulation or union agreement.

Most U.S. salaried employees are eligible to participate in a defined contribution plan (Visteon Investment Plan) by contributing a portion of their compensation, which is partially matched by the Company. Matching contributions were suspended effective January 1, 2002 and were reinstated on July 1, 2006. The expense related to matching contributions was approximately $4 million in 2006.

In December 2005, the Company approved changes to the U.S. salaried pension plans which became effective July 1, 2006. Service accruals for the previous pension benefit ceased as of June 30, 2006 and the pension plan no longer provides early retirement supplements to participants who retire after July 1, 2006. A cash balance benefit accrues for service earned after June 30, 2006. These changes resulted in a reduction to the projected benefit obligation (“PBO”) of $30 million which is being amortized as a reduction of retirement benefit expense over the estimated average remaining employee service lives of approximately 13 years for the Visteon Corporate Plan and 14 years for the Visteon Systems Salaried Plan.

Visteon Sponsored Postretirement Employee Health Care and Life Insurance Benefits

In the U.S., the Company has a financial obligation for the cost of providing selected postretirement health care and life insurance benefits to its employees under Company sponsored plans. These plans generally pay the cost of health care and life insurance for retirees and dependents, less retiree contributions and co-pays.

During January 2007, the Company communicated changes to the U.S. salaried postretirement health care plans which will become effective June 1, 2007. These changes eliminate Company-sponsored prescription drug coverage for Medicare eligible salaried retirees, surviving spouses and dependents. These changes will result in a reduction to the accumulated postretirement benefit obligation (“APBO”) of approximately $30 million which will be amortized as a reduction of postretirement employee benefit expense over the estimated average remaining employee service lives of approximately 10 years.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits — (Continued)

During June 2005, the Company approved changes to the U.S. salaried postretirement health care and life insurance plans which will become effective June 1, 2007. Employees who retire after that date will not be provided life insurance benefits, but will have access to Company-sponsored health care at group rates if they elect to pay the related health care premium cost. The Company will provide credits to offset a portion of the health care premium cost for employees who retire from the Company with hire dates on or before June 30, 2005 that attained the age of 45 by July 1, 2005. Credits accumulate at the rate of $3,000 per year plus an interest factor, and are further increased at retirement by a factor of $750 multiplied by the employee’s combined years of service and age. These changes resulted in a reduction to the APBO of $336 million which is being amortized as a reduction of postretirement employee benefit expense over the estimated average remaining employee service lives of approximately 14 years for the Visteon Corporate Plan and 10 years for the Visteon Systems Salaried Plan.

Also during 2005, the Company negotiated changes to hourly postretirement employee health care and life insurance plans which resulted in a reduction to the APBO of $135 million which is being amortized as a reduction of postretirement employee benefit expense over the estimated average remaining employee service lives of approximately 12 years.

Ford Sponsored Employee Retirement Plans

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

Ford Sponsored Postretirement Employee Health Care and Life Insurance Benefits

Also prior to the ACH Transactions, under the terms of the Hourly Employee Assignment Agreement (the “Agreement”), Ford charged the Company for a portion of the cost of retiree health care and life insurance benefits that are provided by Ford to the Visteon-assigned Ford-UAW employees who retire after July 1, 2000. The estimated cost for these benefits was accrued over periods of employee service on an actuarially determined basis. The amounts charged by Ford related to the Visteon-assigned Ford-UAW employees were determined by Ford’s actuaries, computed in accordance with Ford’s SFAS 106 methodologies and actuarial assumptions. Also in accordance with the terms of the Agreement, the Company was required to fund a portion of actual costs of these benefits as incurred by Ford for the Visteon-assigned Ford-UAW employees through 2005 and certain salaried employees through 2010. In addition, the Company was required to contribute funds to a Voluntary Employees’ Beneficiary Association (“VEBA”) to fund postretirement employee health care and life insurance benefits to be provided by Ford related to the Ford-UAW employees.

Effective October 1, 2005 and in connection with the ACH Transactions, Ford relieved the Company of all liabilities, totaling approximately $2.2 billion, for postretirement health care and life insurance related obligations for Visteon-assigned Ford-UAW employees and retirees and for salaried retirees who retired prior to May 24, 2005. In addition, the Company transferred the VEBA and related assets of approximately $25 million to Ford. This relief was accounted for in accordance with Statement of Financial Accounting Standards No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings”. Because there are no contingently payable amounts relating to this obligation as of October 1, 2005, amounts currently forgiven and previously deferred amounts were released to income and have been included in the “Gain on ACH Transactions” in the accompanying 2005 consolidated statement of operations.

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

The benefit obligations below reflect the salaried plan changes announced by Ford in November 2006 and December 2005 and the effect of the ACH Transactions and are based upon Ford’s assumptions. The current and long-term benefit obligations and total net amount recognized in the balance sheets for the postretirement health care and life insurance benefits payable to Ford relating to participation by certain salaried employees were as follows:

	December 31
	2006	2005
	(Dollars in Millions)

Obligation for benefits to certain salaried employees	$91	$88
Unamortized gains/(losses) and other associated with the obligation	36	68

Postretirement employee benefits payable to Ford	$127	$156

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits — (Continued)

Benefit Expenses

The Company’s expense for retirement benefits was as follows:

	Retirement Plans						Health Care and Life
	U.S. Plans			Non-U.S. Plans			Insurance Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
			(Dollars in Millions, Except Percentages)

Costs Recognized in Income
Service cost	$49	$62	$55	$35	$32	$32	$16	$38	$42
Interest cost	73	72	66	70	66	62	42	65	61
Expected return on plan assets	(73)	(68)	(63)	(56)	(61)	(63)	—	—	—
Amortization of:
Transition obligation	—	—	—	1	1	1	—	—	—
Plan amendments	6	9	10	5	7	9	(49)	(15)	—
Losses and other	5	7	4	21	7	2	28	29	21
Special termination benefits	1	—	—	—	—	7	—	—	—
Curtailments	—	—	—	—	13	—	(51)	6	—
Settlements	—	—	—	(1)	—	(1)	—	—	(1)

Visteon sponsored plan net pension/ postretirement expense	61	82	72	75	65	49	(14)	123	123
Expense for Visteon-assigned
Ford-UAW and certain salaried employees	(2)	85	111	—	—	—	(32)	168	131

Employee retirement benefit expenses excluding restructuring	$59	$167	$183	$75	$65	$49	$(46)	$291	$254

Special termination benefits	$4	$—	$—	$1	$4	$3	$—	$—	$—
Other	2	3	18	—	—	—	—	—	—

Total employee retirement benefit related restructuring expenses	$6	$3	$18	$1	$4	$3	$—	$—	$—

Weighted Average Assumptions
Discount rate for expense	5.70%	6.10%	6.10%	4.90%	5.50%	5.60%	5.70%	5.80%	6.10%
Assumed long-term rate of return on assets	8.50%	9.00%	9.00%	6.70%	7.50%	7.70%	—	—	—
Initial health care cost trend rate							9.80%	11.00%	11.00%
Ultimate health care cost trend rate							5.00%	5.00%	5.00%
Year ultimate health care cost trend rate reached							2010	2010	2009

Curtailments

Curtailment gains and losses are recorded in accordance with Statement of Financial Accounting Standards No. 88 (“SFAS 88”), “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and are classified in the Company’s consolidated statements of operations as “Cost of sales” or “Selling, general and administrative expenses”. Qualifying curtailment losses are reimbursable under the terms of the Escrow Agreement.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits — (Continued)

Effective January 1, 2006, Ford acquired two plants from ACH, which are located in Rawsonville, Michigan and Sterling Heights, Michigan. In connection with this transaction and the Salaried Employee Transition Agreement between the Company and Ford, certain salaried employees of the Company were transferred to Ford who were eligible for benefits or who had rights to benefits under Ford’s postretirement health care and life insurance plans. During the first quarter of 2006 the Company recorded approximately $24 million related to the relief of postretirement benefits payable to Ford. Additionally, the Company recorded curtailment gains during the second quarter of 2006 of approximately $48 million related to the reduction in expected years of future service in Visteon sponsored postretirement health care and life insurance and retirement plans.

During the third quarter 2006, a reduction of approximately 200 hourly employees at certain U.S. manufacturing facilities, resulted in a reduction in expected years of future service in the related retirement and postretirement health care plans. As a result, the Company recorded an OPEB curtailment gain of approximately $14 million and a pension curtailment loss of $3 million in the fourth quarter of 2006.

During the fourth quarter 2006, and in connection with a plan to exit a North American manufacturing facility during 2007, the Company recorded a curtailment loss of $8 million. The curtailment loss reflects a reduction in expected years of future service in the related retirement plans. A corresponding curtailment gain totaling approximately $40 million for the related retiree health plans will be recorded as employees are terminated.

During 2005, the Company recognized curtailment losses on its postretirement health care plans and non-U.S. retirement plans of $6 million primarily related to the closure of a Puerto Rican manufacturing facility and $13 million related to certain non-U.S. pensions, respectively.

Retirement Benefit Related Restructuring Expenses

In addition to retirement benefit expenses, the Company recorded $7 million, $7 million and $21 million for the years ended December 31, 2006, 2005 and 2004, respectively, for retirement benefit related restructuring charges. Such charges generally relate to special termination benefits, voluntary termination incentives, and pension losses and are the result of various restructuring actions as described in Note 4 “Restructuring Activities”. Retirement benefit related restructuring charges are recorded in accordance with SFAS 87, 88, 106, 112 and 158, are initially classified as restructuring expenses and are subsequently reclassified to retirement benefit expenses.

Assumed Health Care Trend Rate Sensitivity

The following table illustrates the sensitivity to a change in the assumed health care trend rate related to Visteon sponsored postretirement employee health care plan expense (excludes certain salaried employees that are covered by a Ford sponsored plan):

Total Service and
	Interest Cost	APBO

100 basis point increase in health care cost trend rates(a)	+$7 million	+$79 million
100 basis point decrease in health care cost trend rates(a)	−$6 million	−$66 million

(a)	Assumes all other assumptions are held constant.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits — (Continued)

Benefit Obligations

The status of the Company plans as of their most recent measurement dates was as follows:

					Health Care and
	Retirement Plans				Life Insurance
	U.S. Plans		Non-U.S. Plans		Benefits
	2006	2005	2006	2005	2006	2005
	(Dollars in Millions, Except Percentages)

Change in Benefit Obligation
Benefit obligation — beginning	$1,309	$1,144	$1,349	$1,279	$742	$1,115
Service cost	49	62	35	32	16	38
Interest cost	73	72	70	66	42	65
Participant contributions	5	7	10	11	1	—
Amendments/other	(29)	12	(2)	(1)	(2)	(457)
Actuarial (gain)/loss	(105)	61	(16)	166	(80)	35
Special termination benefits	1	—	4	4	—	—
Curtailments, net	(21)	—	(1)	(36)	(18)	(15)
Settlements	—	—	(3)	(1)	—	—
Foreign exchange translation	—	—	163	(130)	—	—
Benefits paid	(58)	(49)	(43)	(41)	(34)	(39)

Benefit obligation — ending	$1,224	$1,309	$1,566	$1,349	$667	$742

Change in Plan Assets
Plan assets — beginning	$889	$781	$817	$756	$—	$—
Actual return on plan assets	69	110	72	105	—	—
Sponsor contributions	59	35	51	58	33	39
Participant contributions	5	7	10	11	1	—
Foreign exchange translation	—	—	98	(71)	—	—
Settlements	—	—	(3)	—	—	—
Benefits paid/other	(62)	(44)	(43)	(42)	(34)	(39)

Plan assets — ending	$960	$889	$1,002	$817	$—	$—

Funded Status of the Plans
Benefit obligations in excess of plan assets	$(264)	$(420)	$(564)	$(532)	$(667)	$(742)
Contributions between measurement and end of fiscal year	2	9	11	13	8	14
Special termination benefits/other between measurement and end of fiscal year	(4)	—	—	(2)	—	—
Unrecognized:
Net losses	—	150	—	373	—	427
Prior service cost/other	—	43	—	59	—	(463)

Net benefit obligation	$(266)	$(218)	$(553)	$(89)	$(659)	$(764)

Balance Sheet Classification
Other current assets	$—	$—	$2	$14	$—	$—
Other non-current assets
Intangible assets	—	38	—	50	—	—
Deferred taxes	—	30	—	5	—	—
Accrued employee liabilities	(2)	(72)	(18)	(50)	(34)	(40)
Pension benefits	(264)	(268)	(537)	(328)	—	—
Postretirement benefits	—	—	—	—	(625)	(724)
Accumulated other comprehensive (income)/loss	20	54	421	220	(63)	—

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits — (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $2,501 million and $2,340 million at the 2006 and 2005 measurement dates. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for employee retirement plans with accumulated benefit obligations in excess of plan assets were $2,240 million, $2,061 million and $1,512 million, respectively, for 2006 and $2,634 million, $2,324 million and $1,684 million, respectively, for 2005.

Certain unrealized amounts related to the Company’s retirement, health care and life insurance benefit plans were included in “Accumulated other comprehensive loss” on the Company’s consolidated balance sheet as of December 31, 2006, as follows:

			Health Care and
	Retirement Plans		Life Insurance
	U.S. Plans	Non-U.S. Plans	Benefits

Actuarial loss	$39	$362	$301
Prior service (credit)/cost	(2)	58	(364)
Deferred taxes	(17)	1	—

	$20	$421	$(63)

Amounts included in Accumulated other comprehensive loss as of December 31, 2006 that are expected to be realized in 2007 are as follows:

			Health Care and
	Retirement Plans		Life Insurance
	U.S. Plans	Non-U.S. Plans	Benefits

Actuarial (gain)/loss	$2	$37	$21
Prior service cost/(credit)	3	5	(84)

	$5	$42	$(63)

Assumptions used by the Company in determining its benefit obligations as of December 31, 2006 and 2005 were based on a September 30 measurement date. Such assumptions are summarized in the following table.

					Health Care and
	Retirement Plans				Life Insurance
	U.S. Plans		Non-U.S. Plans		Benefits
	2006	2005	2006	2005	2006	2005
	(Dollars in Millions, Except Percentages)

Weighted Average Assumptions
Discount rate	5.90%	5.70%	4.90%	4.90%	5.90%	5.70%
Expected rate of return on assets	8.00%	8.50%	6.40%	6.70%	—	—
Rate of increase in compensation	3.75%	4.00%	2.90%	3.00%	—	—
Initial health care cost trend rate					9.30%	9.80%
Ultimate health care cost trend rate					5.00%	5.00%
Year ultimate health care cost trend rate reached					2011	2010
Measurement date	9/30	9/30	9/30	9/30	9/30	9/30

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits — (Continued)

Contributions

During 2007, the Company’s expected contributions to its U.S. retirement plans and postretirement employee health care and life insurance plans are $48 million and $33 million, respectively. The Company’s expected 2007 contributions to non-U.S. retirement plans is $94 million. These are expected contributions and may be revised during 2007.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Company plans; expected receipts from the Medicare Prescription Drug Act subsidy are also included below:

			Retiree Health and Life
				Medicare
	Pension Benefits		Gross	Subsidy
	U.S.	Non-U.S.	Payments	Receipts
	(Dollars in Millions)

2007	$55	$171	$36	$2
2008	56	39	38	3
2009	56	40	41	3
2010	57	41	43	3
2011	58	41	44	4
Years 2012 — 2016	320	229	246	22

During 2006, the Company’s Medicare subsidy receipts were approximately $1 million.

In February 2007, the Company settled its pension obligations related to the Markham, Ontario facility which was closed in 2002. A settlement loss of approximately $18 million will be recorded by the Company during the first quarter of 2007. The estimated non-U.S. pension benefit payments of $171 million in 2007, as reflected in the table above, include the anticipated effect of this settlement.

Plan Assets and Investment Strategy

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

Given the relatively long horizon of the aggregate obligations, the Company’s investment strategy is to improve the funded status of its U.S. and non-U.S. plans over time without exposure to excessive asset value volatility. The Company manages this risk primarily by maintaining each plan’s actual asset allocation between equity and fixed income securities within a specified range of its target asset allocation. In addition, the Company ensures that diversification across various investment subcategories within each plan are also maintained within specified ranges. The 2007 target allocation for the non-U.S. plans reflects an investment policy change increasing the debt securities allocation for one of the Company’s large plans.

The Company’s retirement plan asset allocation at September 30, 2006 and 2005 and target allocation for 2007 are as follows:

	U.S.			Non-U.S.
	Target	Percentage of		Target	Percentage of
	Allocation	Plan Assets		Allocation	Plan Assets
	2007	2006	2005	2007	2006	2005

Equity securities	70%	69%	71%	37%	59%	57%
Debt securities	30	31	29	63	41	43

	100%	100%	100%	100%	100%	100%

The expected long-term rate of return for pension assets has been chosen based on various inputs, including long-term historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding capital market returns, inflation and other variables.

NOTE 15.	Income Taxes

Income (loss) before income taxes, minority interests, change in accounting and extraordinary item, excluding equity in net income of non-consolidated affiliates, was as follows:

	Year Ended December 31
	2006	2005	2004
	(Dollars in Millions)

U.S.	$(292)	$116	$(755)
Non-U.S.	148	(314)	171

Total loss before income taxes	$(144)	$(198)	$(584)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Income Taxes — (Continued)

The provision for income taxes was calculated as follows:

	Year Ended December 31
	2006	2005	2004
	(Dollars in Millions)

Current tax provision (benefit)
U.S. federal	$(68)	$(26)	$(2)
Non-U.S.	118	111	91
U.S. state and local	(1)	(2)	—

Total current	49	83	89

Deferred tax provision (benefit)
U.S. federal	—	—	740
Non-U.S.	(24)	(19)	71
U.S. state and local	—	—	62

Total deferred	(24)	(19)	873

Total provision	$25	$64	$962

A summary of the differences between the provision for income taxes calculated at the U.S. statutory tax rate of 35% and the consolidated provision for income taxes is shown below:

	Year Ended December 31
	2006	2005	2004
	(Dollars in Millions)

Loss before income taxes, minority interests, change in accounting and extraordinary item, excluding equity in net income of non-consolidated affiliates multiplied by the U.S. statutory rate of 35%	$(50)	$(69)	$(204)
Effect of:
Impact of foreign operations, including withholding taxes	13	42	40
State and local income taxes	(8)	(3)	(20)
Tax benefits allocated to loss from continuing operations	(68)	—	—
U.S. research tax credits	(10)	(18)	(37)
Tax reserve adjustments	8	(28)	(80)
U.S. divestiture of foreign non-consolidated affiliate	(5)	—	—
Change in valuation allowance	149	149	1,282
Benefits related to U.S. exports	(1)	(3)	(12)
Medicare subsidy	(5)	(6)	(4)
Other	2	—	(3)

Provision for income taxes	$25	$64	$962

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Income Taxes — (Continued)

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

The components of deferred income tax assets and liabilities at December 31 were as follows:

	December 31
	2006	2005
	(Dollars in Millions)

Deferred tax assets
Employee benefit plans	$423	$456
Capitalized expenditures for tax reporting	202	239
Net operating losses and carryforwards	1,493	1,191
All other	478	513

Subtotal	2,596	2,399
Valuation allowance	(2,103)	(1,961)

Total deferred tax assets	493	438

Deferred tax liabilities
Depreciation and amortization	120	65
All other	459	479

Total deferred tax liabilities	579	544

Net deferred tax liabilities	$86	$106

At December 31, 2006, the Company had available non-U.S. net operating loss and other carryforwards of $541 million, which have carryforward periods ranging from 5 years to indefinite. The Company had available U.S. net operating loss and capital loss carryforwards of $438 million at December 31, 2006, which will expire at various dates between 2009 and 2026. U.S. foreign tax credit carryforwards are $383 million at December 31, 2006. These credits will begin to expire in 2011. U.S. research tax credits carryforwards are $131 million at December 31, 2006. These credits will begin to expire in 2020.

As of the end of 2006, valuation allowances totaling $2,103 million have been recorded against the Company’s deferred tax assets. Of this amount, $1,591 million relates to the Company’s deferred tax assets in the U.S., including amounts related to foreign affiliates that are treated as pass-through entities for U.S. tax purposes, and $512 million relates to net operating loss carryforwards and other deferred tax assets in certain foreign jurisdictions, where recovery of the carryforwards or assets is unlikely.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Income Taxes — (Continued)

SFAS 109 generally requires that the amount of tax expense or benefit allocated to continuing operations be determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when there is a pretax loss from continuing operations and pretax income from other categories in the current year. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year operating losses, income from other sources, including other comprehensive income, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. In 2006, U.S. pretax other comprehensive income, primarily attributable to foreign currency translation, offset approximately $195 million of U.S. pretax operating losses, reducing the Company’s current year valuation allowance resulting in a benefit of $68 million allocated to the current year loss from continuing operations.

The Company’s 2006 provision of $25 million reflects this $68 million benefit, as well as income tax expense related to those countries where the Company is profitable, accrued withholding taxes, certain non-recurring and other discrete tax items, and the inability to record a tax benefit for pre-tax losses in certain foreign countries and pre-tax losses in the U.S. not offset by U.S. pre-tax other comprehensive income as described above. Non-recurring and other discrete tax items recorded in 2006 resulted in a net benefit of $21 million. This includes a $14 million benefit recorded in the second quarter of 2006 related to the restoration of deferred tax assets associated with the Company’s operations in Brazil, a benefit of $15 million related to reducing the Company’s dividend withholding taxes accrued for the unremitted earnings of Spain and the Czech Republic as a result of a legal entity restructuring that was completed in the fourth quarter of 2006, offset by a net $8 million in provisions recorded primarily to increase income tax reserves for prior year tax exposures in various foreign jurisdictions.

The Company’s 2005 provision of $64 million reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, certain non-recurring and other discrete tax items, and the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries. Non-recurring and other discrete tax items recorded in 2005 resulted in a net benefit of $31 million. This includes a benefit of $28 million, primarily reflecting a reduction in income tax reserves corresponding with the conclusion of U.S. Federal income tax audits for 2002, 2003 and certain pre-spin periods, as well as a net benefit of $3 million consisting primarily of benefits related to a change in the estimated benefit associated with tax losses in Canada and the favorable resolution of tax matters in Mexico, offset by net provisions recorded primarily to increase income tax reserves for prior year tax exposures.

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

NOTE 16.	Shareholders’ Deficit

In conjunction with the October 1, 2005 ACH Transactions, the Company granted warrants to Ford for the purchase of 25 million shares of the Company’s common stock at an exercise price of $6.90. The warrants allow for either cash or share settlement at the sole discretion of the Company, and may be exercised at any time after October 1, 2006 and before the expiration date on October 1, 2013. The warrants were valued at $127 million using a Black-Scholes pricing model, adjusted for the estimated impact on fair value of the restrictions relating to the warrants, and are recorded as permanent equity in the Company’s consolidated balance sheets.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Shareholders’ Deficit — (Continued)

Accumulated other comprehensive loss is comprised of the following:

	December 31
	2006	2005
	(Dollars in Millions)

Foreign currency translation adjustments	$166	$45
Pension and other postretirement benefit adjustments, net of tax	(378)	(274)
Realized and unrealized (losses) gains on derivatives and other	(4)	(5)

Total accumulated other comprehensive loss	$(216)	$(234)

Treasury stock is carried at an average cost basis, is purchased for employee benefit plans, and consists of approximately 2.1 million shares at December 31, 2006. In addition, treasury stock, which is included in the consolidated statements of shareholders’ deficit increased $10 million during 2005 primarily from the forfeiture of approximately 700,000 shares or restricted stock awards originally granted in 2002, that did not vest as certain performance goals were not achieved and is offset by a decrease in unearned compensation.

NOTE 17.	Net Loss Per Share

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Net Loss Per Share — (Continued)

	December 31
	2006	2005	2004
	(Dollars in Millions,
	Except Per Share Amounts)

Numerator:
Net loss before change in accounting and extraordinary item	$(167)	$(270)	$(1,536)
Cumulative effect of change in accounting, net of tax	(4)	—	—

Net loss before extraordinary item	(171)	(270)	(1,536)
Extraordinary item, net of tax	8	—	—

Net loss	$(163)	$(270)	$(1,536)

Denominator:
Average common stock outstanding	128.4	128.6	129.6
Less: Average restricted stock outstanding	(0.5)	(2.6)	(4.3)

Basic shares	127.9	126.0	125.3
Net dilutive effect of restricted stock and stock options	—	—	—

Diluted shares	127.9	126.0	125.3

Basic and Diluted per Share Data:
Basic and diluted loss per share before change in accounting and extraordinary item	$(1.31)	$(2.14)	$(12.26)
Cumulative effect of change in accounting, net of tax	(0.03)	—	—

Basic and diluted loss per share before extraordinary item	(1.34)	(2.14)	(12.26)
Extraordinary item, net of tax	0.06	—	—

Basic and diluted loss per share	$(1.28)	$(2.14)	$(12.26)

For 2006, 2005 and 2004, potential common stock of approximately 2.4 million shares, 2.8 million shares and 3.1 million shares, respectively, are excluded from the calculation of diluted loss per share because the effect of including them would have been anti-dilutive. In addition, options to purchase 7.3 million shares of common stock at exercise prices ranging from $9 per share to $17 per share were outstanding for 2006 but were not included in the computation of diluted loss per share because the options’ exercise price was greater than the average market price of the common shares. The options expire at various dates between 2009 and 2012.

NOTE 18.	Financial Instruments

Derivative Financial Instruments

The Company follows Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” in accounting for financial instruments. Under SFAS 133, the criteria used to determine whether hedge accounting treatment is appropriate are the designation of the hedge to an underlying exposure, reduction of overall risk, and a highly effective relationship between the hedging instrument and the hedged item or transaction.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Financial Instruments — (Continued)

The Company uses derivative financial instruments to reduce exposure to adverse fluctuations in interest rates and foreign currency exchange rates in connection with its risk management policies. The Company monitors its exposure to interest rate risk principally in relation to fixed-rate and variable-rate debt. Accordingly, the Company has entered into certain fixed-for-variable and variable-for-fixed interest rate swap agreements to manage such interest rate exposures. Additionally, the Company monitors its exposure to the risk that net cash inflows resulting from sales outside the country of manufacturing origin will be adversely affected by changes in foreign currency exchange rates. Accordingly, the Company enters into forward exchange contracts and purchase foreign currency options to hedge certain portions of forecasted cash flows denominated in foreign currencies.

At inception, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings. Derivatives not designated as a hedge are adjusted to fair value through operating results. The Company’s policy specifically prohibits the use of derivatives for speculative purposes.

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value. The fair values of derivatives used to hedge the Company’s risks fluctuate over time, generally in relation to the fair values or cash flows of the underlying hedged transactions or exposures. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. At the inception of the hedging relationship, the Company must designate the instrument as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. This designation is based upon the exposure being hedged.

Fair Value Hedges

As of December 31, 2006 and 2005, respectively, the Company had interest rate swaps designated as hedges of the fair value of a portion of the 8.25% notes due August 1, 2010 ($125 million) and a portion of the 7.00% notes due March 10, 2014 ($225 million). These interest rate swaps effectively convert the designated portions of these notes from fixed interest rate to variable interest rate instruments in connection with the Company’s risk management policies. The Company estimates the fair value of these interest rate swaps based on quoted market prices.

The notional amount of these interest rate swaps was $350 million at December 31, 2006 and 2005. The fair market value of the interest rate swaps was a liability of $17 million and a liability of $15 million at December 31, 2006 and 2005, respectively, with an offsetting amount recorded in long-term debt.

These interest rate swaps have been formally designated as fair value hedges. The effect of marking these contracts to market has been recorded in the Company’s consolidated balance sheets as a direct adjustment to the underlying debt. The adjustment does not affect the results of operations unless the contract is terminated, in which case the resulting cash flow is offset by a valuation adjustment of the underlying debt and is amortized to interest expense over the remaining life of the debt. During 2006, 2005 and 2004, there was no ineffectiveness related to these interest rate swaps.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Financial Instruments — (Continued)

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges of forecasted transactions are reflected as other assets or liabilities in the Company’s consolidated balance sheets. Changes in the fair value of cash flow hedges are initially recorded as a component of “Other comprehensive income (loss)” and reclassified to the consolidated statement of operations when the hedged transactions affect results of operations. At this time a gain or loss on the cash flow hedge is recognized representing the excess of the cumulative change in the present value of future cash flows of the hedged item. Any ineffective portion of a cash flow hedge is immediately recognized in earnings. The maximum length of time over which the Company hedges the variability in future cash flows for forecasted transactions excluding those forecasted transactions related to the payment of variable interest on existing debt is up to one year from the date of the forecasted transaction.

During 2006, the Company entered into interest rate swaps for a portion of the $1 billion seven-year term loan due 2013 ($200 million). These interest rate swaps, which are designated as hedges of forecasted cash flows related to future interest payments, effectively convert the designated portion of the seven-year term loan from a variable rate instrument to a fixed rate instrument in connection with the Company’s risk management policies. The ineffectiveness related to these interest rate swaps during 2006 was not material. The notional amount of these interest rate swaps was $200 million at December 31, 2006. The fair market value of the interest rate swaps was a liability of $1 million at December 31, 2006 with an offsetting amount recorded in long-term debt.

As of December 31, 2006 and 2005, the net fair value of foreign currency instruments, which are designated as hedges of forecasted cash flows related to the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables or subsidiary dividends were assets of $8 million and $9 million, respectively. The notional amounts of foreign currency instruments in equivalent U.S. dollars were $884 million and $808 million at December 31, 2006 and 2005, respectively. The fair value of foreign currency instruments was estimated using current market rates provided by outside quotation services.

The net gain recognized in earnings during years ended December 31, 2006, 2005 and 2004 related to cash flow hedges were $4 million, $21 million and $19 million, respectively. Such amounts are recorded in the Company’s consolidated statements of operations under the classification “Cost of sales”. Within the next 12 months, the Company expects to reclassify approximately $6 million on a pre-tax basis from other comprehensive income/(loss) to results of operations as the anticipated underlying transactions occur.

Other

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Financial Instruments — (Continued)

The notional amounts of these derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company’s exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices.

Fair Value of Financial Instruments

Disclosures related to estimated fair value amounts have been determined using available market information and various valuation methods depending on the type of financial instrument. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Further, it should be noted that fair value at a particular point in time gives no indication of future gain or loss, or what the dimensions of that gain or loss are likely to be.

The fair value of debt excluding related interest rate swaps was approximately $2,156 million at December 31, 2006, based on quoted market prices or current rates for similar debt with the same credit ratings and remaining maturities, compared with a carrying value of $2,239 million. The fair value of debt excluding related interest rate swaps was approximately $1,787 million at December 31, 2005, compared with a carrying value of $2,001 million.

The fair values of the Company’s derivative financial instruments are disclosed above. The carrying amounts of all other financial instruments approximate their fair values because of the relatively short-term maturity of these instruments.

Concentrations of Credit Risk

Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty, and through monitoring counterparty credit risks. The Company’s concentration of credit risk related to derivative contracts at December 31, 2006 was not significant.

With the exception of accounts receivable from Ford and its affiliates, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at December 31, 2006. Management periodically performs credit evaluations of its customers and generally does not require collateral.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Commitments and Contingencies

Commitments

Information Technology Agreement

Prior to January 2003 and since the Company’s separation from Ford, Ford had provided the Company with and charged the Company for many of the Company’s information technology needs. In January 2003, the Company entered into a 10-year outsourcing agreement with International Business Machines (“IBM”) pursuant to which the Company outsources most of its information technology needs on a global basis, including mainframe support services, data centers, customer support centers, application development and maintenance, data network management, desktop support, disaster recovery and web hosting. During 2006, the Company and IBM modified this agreement, resulting in certain changes to the service delivery model and related service charges. The service charges under the outsourcing agreement are expected to aggregate approximately $800 million during the remaining term of the agreement, subject to decreases and increases based on the Company’s actual consumption of services to meet its then current business needs. The outsourcing agreement may also be terminated for the Company’s business convenience under the agreement for a scheduled termination fee. Associated charges were approximately $200 million and $240 million in 2006 and 2005, respectively.

Operating Leases

At December 31, 2006, the Company had the following minimum rental commitments under non-cancelable operating leases (in millions): 2007 — $52; 2008 — $39; 2009 — $35; 2010 — $26; 2011 — $15; thereafter — $13. Rent expense was $70 million in 2006, $80 million in 2005 and $92 million in 2004.

Debt

Debt, including capital lease obligations, at December 31, 2006, included maturities as follows (in millions): 2007 — $100 million; 2008 — $42 million; 2009 — $22 million; 2010 — $553 million; 2011 — $19 million; thereafter — $1,492 million.

Guarantees

The Company has guaranteed approximately $77 million of debt capacity held by subsidiaries, and $97 million for lifetime lease payments held by consolidated subsidiaries. In addition, at December 31, 2006, the Company has guaranteed certain Tier 2 suppliers’ debt and lease obligations and other third-party service providers’ obligations of up to $17 million, to ensure the continued supply of essential parts.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Commitments and Contingencies — (Continued)

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

In March and April 2005, the Company and a number of current and former employees, officers and directors were named as defendants in three class action lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) in the U.S. District Court for the Eastern District of Michigan. In September 2005, the plaintiffs filed an amended and consolidated complaint, which generally alleges that the defendants breached their fiduciary duties under ERISA during the class period by, among other things, continuing to offer Visteon stock as an investment alternative under the Visteon Investment Plan (and the Visteon Savings Plan for Hourly Employees, together the “Plans”), failing to disclose complete and accurate information regarding the prudence of investing in Visteon stock, failing to monitor the actions of certain of the defendants, and failing to avoid conflicts of interest or promptly resolve them. These ERISA claims are predicated upon factual allegations similar to those raised in the derivative and securities class actions described immediately above. The consolidated complaint was brought on behalf of a named plaintiff and a putative class consisting of all participants or beneficiaries of the Plans whose accounts included Visteon stock at any time from July 20, 2001 through May 25, 2005. Class action status has not yet been certified in this litigation. In November 2005, the defendants moved to dismiss the consolidated amended complaint on various grounds. Prior to resolution of the defendants’ motion, the parties tentatively agreed to a settlement, which has been preliminarily approved by the judge assigned to this proceeding. The settlement is subject to final approval by the court.

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

	December 31
	2006	2005
	(Dollars in Millions)

Beginning balance	$148	$94
Accruals for products shipped	41	61
Changes in estimates	1	25
Settlements	(85)	(32)

Ending balance	$105	$148

Environmental Matters

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, and Superfund or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in “Other current liabilities” and “Other long-term liabilities” in the consolidated balance sheets.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Commitments and Contingencies — (Continued)

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

The Company is aware of contamination at some of its properties and relating to various third-party Superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites. At December 31, 2006, the Company had recorded a reserve of approximately $9 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at December 31, 2006 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

In late 2005, the Company announced a new operating structure to manage the business post the ACH Transactions. This operating structure is comprised of the following global product groups: Climate, Electronics, Interiors and Other. These global product groups have financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio. Regional customer groups are responsible for the marketing, sales and service of the Company’s product portfolio to its customer base. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment.

The Company revised its reportable segments in the first quarter of 2006. Additionally, pursuant to the ACH Transactions, the Company established and commenced operations of Visteon Services, a centralized administrative function to monitor and facilitate transactions with ACH for the costs of leased employees and other services provided to ACH by the Company. As the activities of Visteon Services do not share similar economic characteristics with the Company’s other business operations, the Company has provided separate disclosure of these operations as of December 31, 2006.

The Company’s reportable segments as of December 31, 2006 are as follows:

Climate — The Company’s Climate product group includes facilities that primarily manufacture climate products including air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport, and engine induction systems. The Climate segment accounted for approximately 25%, 24%, and 27% of the Company’s total net sales excluding ACH and intra-product group eliminations in 2006, 2005 and 2004, respectively.

Electronics — The Company’s Electronics product group includes facilities that primarily manufacture electronics products including audio systems and components, infotainment, driver information, climate control electronics, powertrain controls and lighting. The Electronics segment accounted for approximately 25%, 27% and 32% of the Company’s total net sales excluding ACH and intra-product group eliminations in 2006, 2005 and 2004, respectively.

Interiors — The Company’s Interior product group includes facilities that primarily manufacture interior products including instrument panels, cockpit modules, door trim and floor consoles. The Interiors segment accounted for approximately 24%, 25% and 18% of the Company’s total net sales excluding ACH and intra-product group eliminations in 2006, 2005 and 2004, respectively.

Other — The Company’s Other product group includes facilities that primarily manufacture fuel products, chassis products, powertrain products, alternators and starters, as well as parts sold and distributed to the automotive aftermarket. The Other segment accounted for approximately 21%, 22% and 23% of the Company’s total net sales excluding ACH and intra-product group eliminations in 2006, 2005 and 2004, respectively.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Segment Information — (Continued)

Services — The Company’s Services Operations supply leased personnel and transition services as required by certain agreements entered into by the Company with ACH as a part of the ACH Transactions. Pursuant to the Master Services Agreement and the Salaried Employee Lease Agreement, the Company agreed to provide ACH with certain information technology, personnel and other services to enable ACH to conduct its business. Services to ACH are provided at a rate approximately equal to the Company’s cost until such time the services are no longer required by ACH or the expiration of the related agreement. The Service segment accounted for approximately 5%, 1% and 0% of the Company’s total net sales excluding ACH in 2006, 2005 and 2004, respectively.

The accounting policies for the reportable segments are the same as those described in the Note 2 to the Company’s consolidated financial statements. Key financial measures of income (loss) before income taxes and minority interests and fixed assets reviewed by the Company’s chief operating decision makers are as follows:

	Net Sales			Gross Margin
	Year Ended December 31			Year Ended December 31
	2006	2005	2004	2006	2005	2004
	(Dollars in Millions)

Climate	$3,044	$2,858	$2,860	$166	$167	$356
Electronics	3,047	3,226	3,389	338	309	441
Interiors	2,830	2,999	1,864	43	17	(28)
Other	2,536	2,556	2,466	110	82	92
Eliminations	(586)	(912)	(904)	—	—	—

Total Products	10,871	10,727	9,675	657	575	861
Services	547	164	—	5	1	—

Total Segments	11,418	10,891	9,675	662	576	861
Reconciling Items
ACH	—	6,085	8,982	—	(42)	27
Corporate	—	—	—	72	—	—

Total consolidated	$11,418	$16,976	$18,657	$734	$534	$888

The above amounts include sales of $5,438 million, $10,559 million and $13,015 million to Ford Motor Company during the years ended December 31, 2006, 2005 and 2004, respectively. Additionally during 2006 sales to Hyundai/Kia were approximately $1.3 billion, or 12%, of the Company’s total product sales.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Segment Information — (Continued)

Segment assets and related expenditures are included in the table below.

	Inventories			Property and Equipment, net
	Year Ended December 31			Year Ended December 31
	2006	2005	2004	2006	2005	2004

Climate	$150	$143	$123	$939	$858	$942
Electronics	107	114	150	709	702	897
Interiors	60	63	75	474	425	526
Other	203	217	217	373	384	713

Total Products	520	537	565	2,495	2,369	3,078
Reconciling Items
ACH	—	—	324	—	—	1,527
Corporate	—	—	—	539	604	698

Total consolidated	$520	$537	$889	$3,034	$2,973	$5,303

	Depreciation and Amortization			Capital Expenditures
	Year Ended December 31			Year Ended December 31
	2006	2005	2004	2006	2005	2004

Climate	$127	$151	$129	$174	$243	$154
Electronics	96	128	120	78	97	89
Interiors	48	59	49	66	91	82
Other	64	70	84	55	92	274

Total Products	335	408	382	373	523	599
Reconciling Items
ACH	—	90	204	—	62	228
Corporate	95	97	99	—	—	—

Total consolidated	$430	$595	$685	$373	$585	$827

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Segment Information — (Continued)

Financial information segregated by geographic region is as follows:

				Net Property
	Net Sales			and Equipment
	Year Ended December 31			December 31
	2006	2005	2004	2006	2005
		(Dollars in Millions)

Geographic region:
United States	$4,468	$10,420	$12,684	$960	$1,008
Mexico	247	259	447	119	141
Canada	96	139	199	35	39
Intra-region eliminations	(94)	(121)	(248)	—	—

North America	4,717	10,697	13,082	1,114	1,188
Germany	777	734	636	170	167
France	864	967	897	233	214
United Kingdom	541	621	690	109	100
Portugal	554	600	589	130	127
Spain	672	663	513	112	106
Czech Republic	466	422	362	213	175
Hungary	277	228	206	94	97
Other Europe	192	168	153	46	43
Intra-region eliminations	(211)	(189)	(131)	—	—

Europe	4,132	4,214	3,915	1,107	1,029
Korea	1,810	1,406	1,179	450	407
China	231	161	109	82	62
India	257	232	205	77	77
Japan	226	251	272	49	52
Other Asia	159	171	124	43	38
Intra-region eliminations	(184)	(192)	(145)	—	—

Asia	2,499	2,029	1,744	701	636
South America	522	491	451	109	116
All Other	25	23	33	3	4
Intra-region eliminations	(477)	(478)	(568)	—	—

	$11,418	$16,976	$18,657	$3,034	$2,973

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Segment Information — (Continued)

The Company’s sales by group of similar products are as follows:

	2006	2005	2004
	(Dollars in Millions)

Chassis Products & Systems	$772	$3,298	$4,477
Interior Products & Systems	2,665	3,891	3,974
Climate Control Products & Systems	4,207	4,291	4,317
Powertrain Products & Systems	690	2,799	3,328
Electronic Products & Systems	3,171	1,984	1,961
Exterior Products & Systems	43	768	881
Glass Products	55	395	520
Service Operations	547	164	—
Eliminations and other	(732)	(614)	(801)

	$11,418	$16,976	$18,657

NOTE 21.	Summary Quarterly Financial Data (Unaudited)

The following tables present summary quarterly financial data.

	2006				2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in Millions, Except Per Share Amounts)

Net sales	$2,961	$3,001	$2,615	$2,841	$4,987	$5,003	$4,121	$2,865
Gross margin	244	311	47	132	147	243	89	55
Income (loss) before change in accounting and extraordinary item	7	42	(177)	(39)	(163)	(1,238)	(207)	1,338
Net income (loss)	3	50	(177)	(39)	(163)	(1,238)	(207)	1,338
Per Share Data
Income (loss) before change in accounting and extraordinary item
Basic	$0.05	$0.33	$(1.38)	$(0.30)	$1.30	$9.85	$(1.64)	$10.58
Diluted	$0.05	$0.33	$(1.38)	$(0.30)	$1.30	$9.85	$(1.64)	$10.58
Net income (loss) per share
Basic	$0.02	$0.39	$(1.38)	$(0.30)	$1.30	$9.85	$(1.64)	$10.25
Diluted	$0.02	$0.39	$(1.38)	$(0.30)	$1.30	$9.85	$(1.64)	$10.25

Changes to Quarterly Financial Data

Gross margin previously reported for the three month periods ended September 30, 2005 and December 31, 2005 of $100 million and $64 million, respectively, have been changed in this filing to $89 million and $55 million, respectively. The changes of $11 million and $9 million relate to the reclassification of certain curtailment losses from the “Restructuring expenses” caption to the “Cost of sales” caption on the consolidated statements of operations.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21.	Summary Quarterly Financial Data (Unaudited) — (Continued)

2006 Quarterly Financial Data

During 2006, the Company recorded income tax benefits of $68 million related to offsetting U.S. pretax operating losses against current year U.S. pretax other comprehensive income primarily attributable to foreign currency translation. Of this amount, $48 million was recorded during the fourth quarter of 2006.

On April 27, 2006 the Company’s wholly-owned, consolidated subsidiary Carplastic, S.A. de C.V. acquired all of the real property, inventories, furniture, fixtures, tools, and related equipment of Guide Lighting Technologies of Mexico S. de R.L. de C.V., a lighting manufacturing facility located in Monterrey, Mexico. The sum of the amounts assigned to the assets and liabilities acquired exceeded the cost of the acquired entity and that excess was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired non-financial assets (i.e. property and equipment). An excess of $8 million remained after reducing to zero the amounts that otherwise would have been assigned to the non-financial assets, and was recorded as an extraordinary gain.

Effective January 1, 2006, Ford acquired two plants from ACH, which are located in Rawsonville, Michigan and Sterling Heights, Michigan. In connection with this transaction and the Salaried Employee Transition Agreement between the Company and Ford, certain salaried employees of the Company were transferred to Ford including the accumulated postretirement benefit obligations for these employees. The Company recorded approximately $24 million related to the relief of postretirement benefits payable to Ford in the first quarter of 2006 and a curtailment gain of approximately $48 million in the second quarter of 2006 related to Visteon sponsored benefit obligations for the transferred employees.

2005 Quarterly Financial Data

During the second quarter of 2005, the Company recorded a non-cash impairment charge of $920 million to write-down assets considered “held for sale” to their aggregate estimated fair value less cost to sell. During the fourth quarter of 2005, the Company and Ford completed the ACH Transactions, which resulted in the recognition of a $1.8 billion gain. The 23 facilities disposed of in connection with the ACH Transactions account for approximately $6 billion of the Company’s total product sales on an annualized basis.

NOTE 22.	Subsequent Events

Effective February 16, 2007, the Company entered into a Master Services Agreement (“MSA”) with a global electronic manufacturing services and solutions provider (the “Provider”). Under the terms of the MSA the Company will receive certain electronics manufacturing, procurement, design, engineering and repair services from the Provider for fees over the 5-year term of the agreement. Pursuant to the MSA, the Company and the Provider shall use commercially reasonable efforts to develop and agree on a plan for transition of the manufacture of the applicable electronic board products over a period of 12 to 24 months following the effective date of the agreement. Currently, the applicable electronics board products are manufactured by the Company at facilities located in Mexico, Japan and Brazil.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is presented in Item 8 of this Annual Report on Form 10-K along with the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, relating to the consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Management’s report on internal control over financial reporting for the year ended December 31, 2005 described a material weakness in the Company’s internal control over financial reporting because the Company did not maintain effective controls over the complete and accurate recording of freight, raw material and other supplier costs and related period-end accruals and payables originating in its North American purchasing function. Specifically, controls to ensure that accruals and payables for freight, raw materials and other supplier costs were appropriately supported and reviewed did not operate effectively to ensure that costs were recorded in the correct period and that period-end accruals and payables were complete and accurate and did not prevent or detect the improper conduct by two former, non-executive employees. Further, the Company did not have effective controls designed and in place over information received from its third-party freight administrator, and the monitoring of supplier negotiations and ongoing contract compliance, to identify and record costs in the correct period and ensure that related period-end accruals and payables were complete and accurate.

This material weakness continued to exist as of the end of the first three quarters of 2006. During the fourth quarter of 2006, the Company completed the implementation and testing of previously disclosed remedial measures designed to address this material weaknesses, including the implementation of policies and procedures to identify, assess and account for supplier activities and contracts, to estimate and record freight costs as incurred, and to ensure that period-end accruals and payables are complete and accurate.

ITEM 9A.	CONTROLS AND PROCEDURES — (Continued)

Management has concluded, based on testing performed, that these additional controls had operated effectively for a sufficient period of time and as a result, that the material weakness in the Company’s internal control over financial reporting had been remediated as of December 31, 2006. Management considers the remediation of this material weakness during the quarter ended December 31, 2006 to represent a change that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

2004-2006 Long-Term Incentive Performance Cash Payouts

On February 26, 2007, the Organization and Compensation Committee (the “Compensation Committee”) of the Board of Directors of the Company authorized payments to certain of the Company’s eligible executives of long-term incentive performance cash awards. These awards cover the performance period of 2004 through 2006, and originally were made in 2004 pursuant to the Visteon Corporation 2004 Incentive Plan (the “Incentive Plan”). The final amounts that actually will be paid, as authorized by the Compensation Committee, are based on the Company’s achievement of the maximum product quality metric over the performance period. Threshold performance of a return-on-assets metric established in 2004 at the time of the original awards was not achieved, and, thus, no payments in respect of approximately 75% of each participant’s total target award will be made. The following table sets forth the 2004-2006 long-term incentive performance cash payouts for those executive officers of the Company that were the “named executive officers” in the Company’s 2006 proxy statement (the “Named Executives”):

Name and Position	Performance Period	LTI Cash Payout(1)

Michael F. Johnston	2004-2006	$573,750
Chairman and Chief Executive Officer
Donald J. Stebbins	2004-2006	$269,167
President and Chief Operating Officer
James F. Palmer	2004-2006	$315,000
Executive Vice President and Chief Financial Officer

(1)	These cash payments are expected to be made on or about March 2, 2007.

Annual Bonus Payouts

On February 26, 2007, the Compensation Committee authorized payments to certain executives of a discretionary cash bonus in recognition of the improvement in financial performance in 2006 over the previous year. The amount of the bonus was equal to 20% of each Named Executive’s 2006 Annual Incentive bonus opportunity established under the Incentive Plan. The following table sets forth the cash payouts for the Named Executives:

Name and Position	2006 Annual Cash Bonus(1)

Michael F. Johnston	$273,000
Chairman and Chief Executive Officer
Donald J. Stebbins	$160,200
President and Chief Operating Officer
James F. Palmer	$100,750
Executive Vice President and Chief Financial Officer
John Donofrio	$57,000
Senior Vice President and General Counsel
William G. Quigley III	$37,000
Senior Vice President, Corporate Controller and Chief Accounting Officer

(1)	These cash payments are expected to be made on or about March 2, 2007.

2007 Incentive Plan Awards

On February 26, 2007, the Compensation Committee approved the performance criteria and relative weighting of each criterion that will be used to determine awards to eligible employees pursuant to the annual incentive program for the 2007 fiscal year (the “2007 Annual Incentive”) and the long-term incentive program for the 2007-2009 performance period (the “2007-2009 Long-Term Incentive”), each in accordance with the terms of the Incentive Plan. Pursuant to the 2007 Annual Incentive, certain key employees are eligible to receive a cash bonus based on the Company’s financial performance relative to a target free cash flow metric (cash from operations minus capital expenditures) and a target product quality metric (defects per million as measured by the Company’s OEM customers). 75% of each eligible employee’s award will be based on the free cash flow metric and 25% will be based on the product quality metric. The following table sets forth the 2007 Annual Incentive opportunity for the Named Executives:

Target
2007 Annual Incentive Award as
Name and Position	a Percentage of Base Salary(1)

Michael F. Johnston	130%
Chairman and Chief Executive Officer
Donald J. Stebbins	90%
President and Chief Operating Officer
John Donofrio	60%
Senior Vice President and General Counsel
William G. Quigley III	60%
Senior Vice President, Corporate Controller and Chief Accounting Officer

(1)	Payments will be based on the base salary of the recipient as of December 31, 2007. Final payments may be adjusted based on the recipient’s individual performance. There is no maximum limit on the amount that may be paid in respect of a 2007 Annual Incentive award, except that the Incentive Plan limits the amount payable in respect of all performance cash awards to any Named Executive during a calendar year to $10 million.

The 2007-2009 Long-Term Incentive is comprised of several components designed to retain key employees and to further align the interests of employees with the Company’s long-term business objectives and the interests of stockholders. For officers of the Company, 25% of their total 2007-2009 Long-Term Incentive opportunity is awarded in the form of stock appreciation rights, 25% is awarded in the form of stock options and 25% is awarded in the form of restricted stock units. As a result, on February 26, 2007, the Company granted stock appreciation rights and stock options, with an exercise price equal to the average of the high and low trading prices of Company’s common stock on the New York Stock Exchange on such date and vesting in one-third increments on each of January 1, 2008, January 1, 2009 and January 1, 2010, and restricted stock units, which will be paid in cash on March 1, 2010 based on the average of the high and low trading prices of Company’s common stock on the New York Stock Exchange on the vesting date, to each of the Named Executives.

In addition, 12.5% of the total 2007-2009 Long-Term Incentive opportunity is awarded in the form of a cash bonus based on the achievement of three successive annual “Restructuring” metrics. Also, 12.5% of the total 2007-2009 Long-Term Incentive opportunity is awarded in the form of a cash bonus based on the achievement of three successive annual “Grow the Business” metrics. The final bonus amount payable following the conclusion of the three-year performance period is based upon the number of annual metrics achieved, with the achievement of each annual metric representing one-third of the total target award. For the first year of the 2007-2009 Long-Term Incentive, the Restructuring metric is based on the accomplishment of restructuring actions at a minimum number of underperforming and non-strategic plants and/or businesses, and the Grow the Business metric is based on a minimum level of incremental new business wins. The Compensation Committee has the discretion to modify or adjust the metrics to take into account the disposition of businesses and/or facilities and other factors. Except under certain circumstances such as retirement or involuntary termination, an executive must be employed in good standing with the Company at the conclusion of the three-year performance period to be entitled to a bonus payment.

The following table sets forth the total 2007-2009 Long-Term Incentive opportunity for the Named Executives:

Target 2007-2009
Long-Term Incentive Award
Name and Position	as a Percentage of Base Salary(1)

Michael F. Johnston	475%
Chairman and Chief Executive Officer
Donald J. Stebbins	350%
President and Chief Operating Officer
John Donofrio	175%
Senior Vice President and General Counsel
William G. Quigley III	175%
Senior Vice President, Corporate Controller and Chief Accounting Officer

(1)	Cash payments will be based on the base salary of the recipient as of December 31 of the fiscal year preceding payment.

The Compensation Committee also approved the grant of stock appreciation rights to certain key employees of the Company in order to retain these key contributors. The SARs will vest on the second anniversary of the date of the grant and will be settled solely in cash based on the excess, if any, of the average of the high and low selling prices of the Company’s common stock on the New York Stock Exchange on the date of exercise over an exercise price that is equal to the average of the high and low trading prices of Company’s common stock on the New York Stock Exchange on the date of grant. As a result, the following awards were made to the Named Executives:

SARs
Name and Position	#

Michael F. Johnston	300,000
Chairman and Chief Executive Officer
Donald J. Stebbins	200,000
President and Chief Operating Officer
John Donofrio	50,000
Senior Vice President and General Counsel
William G. Quigley III	100,000
Senior Vice President, Corporate Controller and Chief Accounting Officer

2007 Annual Base Salary Rates

Also on February 26, 2007, the Compensation Committee approved increases in the 2007 annual base salary rates for the following Named Executives:

	2006 Annual Base	2007 Annual Base
Name and Position	Salary Rate	Salary Rate

Michael F. Johnston	$1,050,000	$1,400,000
Chairman and Chief Executive Officer
Donald J. Stebbins	$890,000	$925,000
President and Chief Operating Officer
John Donofrio	$475,000	$490,000
Senior Vice President and General Counsel
William G. Quigley III	$370,000	$525,000
Senior Vice President, Corporate Controller and Chief Accounting Officer

Executive Flexible Perquisites Program

On February 26, 2007, the Compensation Committee approved changes to the Company’s executive flexible perquisites program to simplify administration. As previously structured, executives were reimbursed for eligible expenses up to a maximum amount set by the executive’s organizational level each year. Following the changes, the Company will make periodic cash payments to each eligible employee in an aggregate amount equal to their annual perquisites account value. 50% will be paid at the end of the first fiscal quarter, 25% will be paid at the end of the third fiscal quarter, and the remainder will be paid at the end of the fourth fiscal quarter. No changes were made to the perquisite account values.

Amendment to CEO Employment Agreement

On February 27, 2007, the Company and Mr. Johnston entered into an amended and restated employment agreement. The agreement provides that Mr. Johnston will continue to serve as the Company’s Chairman and Chief Executive Officer for the term of the agreement. The term of the agreement commences as of March 1, 2007 and continues through December 31, 2008, unless the parties mutually agree to end the term earlier. The agreement also provides for his 2007 base salary (as identified above), with future increases at the discretion of the Board of Directors, and his participation in the health, welfare, retirement, incentive and other benefit programs available to executives, including the flexible perquisite program. Mr. Johnston will also continue to receive two years of service credit for every year of credited service under the Company’s pension plans. The Company has also agreed that Mr. Johnston will be entitled to 66% of his target cash bonus under the 2007-2009 Long-Term Incentive (as described above) and 33% of his target cash bonus under any 2008-2010 long-term incentive award if he continues his employment through December 31, 2008 or if his employment is terminated earlier without cause. Mr. Johnston is also entitled to stock options, restricted stock and other equity-based awards as and when such awards are made to other officers generally on at least the same basis as such awards are made to other officers, which included the grant of stock appreciation rights described above.

The agreement will terminate upon the death or disability of Mr. Johnston. The agreement also may be terminated by Mr. Johnston upon 90 days notice to the Company, or by the Company for “cause”. The term “cause” means that the executive has been guilty of (i) material, willful dishonesty, (ii) material, willful misconduct, (iii) willful and substantial nonperformance of assigned duties, (iv) indicted for a felony or a misdemeanor involving moral turpitude, or (v) has otherwise breached the terms of the agreement. In the event Mr. Johnston remains employed through December 31, 2008 or is earlier terminated by the Company without cause, Mr. Johnston will be entitled to (i) a lump-sum cash payment of $2,500,000.00, (ii) immediate and full vesting of all outstanding equity awards granted to him by the Company, and (iii) accrued and unpaid salary through the date of termination. In the event that the parties mutually agree to end the term before December 31, 2008, Mr. Johnston will be entitled to a prorated amount of the $2,500,000.00 severance payment based on his period of service during the term of the agreement, as well as the immediate and full vesting of all outstanding equity awards granted to him by the Company. The appointment of another individual to the title of Chief Executive Officer will be treated as a termination by mutual agreement of the parties.

Executive Officer Appointment

Finally, on February 26, 2007, the Board of Directors of the Company appointed Mr. Quigley to the additional position of Senior Vice President. In connection with his appointment, the Company granted 50,000 restricted stock units to Mr. Quigley, which will be paid in cash on March 1, 2009 based on the average of the high and low trading prices of Company’s common stock on the New York Stock Exchange on the vesting date.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth herein, the information required by Item 10 regarding its directors is incorporated by reference from the information under the captions “Item 1. Election of Directors,” “Corporate Governance — Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in its 2007 Proxy Statement. The information required by Item 10 regarding its executive officers appears as Item 4A under Part I of this Annual Report on Form 10-K.

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

The information required by Item 11 is incorporated by reference from the information under the captions “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” in its 2007 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the information under the caption “Stock Ownership” in its 2007 Proxy Statement.

The following table summarizes information as of December 31, 2006 relating to its equity compensation plans pursuant to which grants of stock options, stock appreciation rights, stock rights, restricted stock, restricted stock units and other rights to acquire shares of its common stock may be made from time to time.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (excluding
	Outstanding Options,	Options, Warrants	securities reflected in
Plan Category	Warrants and Rights (a) (1)	and Rights (b)	column (a))(c) (2)

Equity compensation plans approved by security holders	12,965,393	$10.77	9,864,700
Equity compensation plans not approved by security holders	—		—

Total	12,965,393	10.77	9,864,700

(1)	Excludes 125,000 unvested shares of restricted common stock issued pursuant to the Visteon Corporation 2004 Incentive Plan. Also excludes stock appreciation rights and restricted stock units issued pursuant to the Visteon Corporation 2004 Incentive Plan and Employees Equity Incentive Plan that by their terms may only be settled in cash.

(2)	Excludes an indefinite number of deferred stock units that may be awarded under the Visteon Corporation Non-Employee Director Stock Unit Plan, which units may be settled in cash or shares of the Company’s common stock. Such Plan provides for an annual, automatic grant of stock units worth $70,000 to each non-employee director of the Company. There is no maximum number of securities that may be issued under this Plan, however, the Plan will terminate on May 12, 2014 unless earlier terminated by the Board of Directors. This Plan was approved by stockholders on May 10, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the information under the captions “Corporate Governance — Director Independence” and “Transactions with Related Persons” in its 2007 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the information under the captions “Audit Fees” and “Audit Committee Pre-Approval Process and Policies” in its 2007 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Financial Statements

See “Index to Consolidated Financial Statements” in Part II, Item 8 hereof.

2.	Financial Statement Schedules

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

(b) The exhibits listed on the “Exhibit Index” on pages 135 — 140 are filed with this Annual Report on Form 10-K or incorporated by reference as set forth therein.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Board of Directors and Shareholders
Visteon Corporation

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2007 appearing in this Annual Report on Form 10-K of Visteon Corporation also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 28, 2007

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2006	2005	2004
	(Dollars in Millions)

Net sales	$1,316	$7,636	$10,653
Cost of sales	1,746	9,832	12,191
Other expenses	828	782	768
Gain on ACH Transactions	—	1,922	—
Equity in net income of consolidated subsidiaries and non-consolidated affiliates	1,021	758	1,556

Loss before income taxes	(237)	(298)	(750)
Provision (benefit) for income taxes	(74)	(28)	786

Net loss	$(163)	$(270)	$(1,536)

See accompanying notes to condensed financial information of the parent company.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

CONDENSED BALANCE SHEETS

	December 31
	2006	2005
	(Dollars in Millions)

ASSETS
Cash and equivalents	$387	$314
Accounts receivable, net	197	108
Due from consolidated subsidiaries	3,027	1,282
Inventories, net	22	34
Equity in net assets of consolidated subsidiaries and non-consolidated affiliates	7,027	6,163
Property and equipment, net	225	273
Other assets	69	29

Total assets	$10,954	$8,203

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and other	$219	$326
Debt	2,005	1,510
Due to consolidated subsidiaries	8,050	5,351
Employee benefits including pension and postretirement benefits	868	1,064
Shareholders’ deficit
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 129 million and 129 million shares outstanding, respectively)	131	131
Stock warrants	127	127
Additional paid in capital	3,398	3,396
Accumulated other comprehensive loss and other	(238)	(262)
Accumulated deficit	(3,606)	(3,440)

Total shareholders’ deficit	(188)	(48)

Total liabilities and shareholders’ deficit	$10,954	$8,203

See accompanying notes to condensed financial information of the parent company.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	(Dollars in Millions)

Net cash (used by) provided from operating activities	$(389)	$(139)	$140

Investing Activities
Capital expenditures	(27)	(86)	(280)
Net cash proceeds from ACH transactions	—	296	—
Sales and maturities of securities, net	—	—	11
Other, including proceeds from asset disposals	(1)	12	16

Net cash (used by) provided from investing activities	(28)	222	(253)

Financing Activities
Commercial paper repayments, net	—	—	(81)
Other short-term debt, net	(347)	278	(32)
Proceeds from issuance of other debt, net of issuance costs	1,329	—	444
Maturity/(repurchase) of unsecured debt securities	(141)	(250)	(269)
Principal payments on other debt	(358)	(8)	(2)
Treasury stock activity	6	(2)	(11)
Cash dividends	—	—	(30)
Other, including book overdrafts	1	1	(5)

Net cash provided from financing activities	490	19	14

Net increase (decrease) in cash and cash equivalents	73	102	(99)

Cash and equivalents at beginning of year	314	212	311

Cash and equivalents at end of year	$387	$314	$212

Supplemental cash flow information:
Cash dividends received from consolidated subsidiaries	$14	$97	$4
Cash dividends received from non-consolidated affiliates	$—	$2	$5

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

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

NOTES TO CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

Note 2.	Debt

Short and long-term debt consisted of the following:

		Weighted
		Average
		Interest Rate		Book Value
	Maturity	2006	2005	2006	2005
	(Dollars in Millions)

Short-term debt
Revolving credit		—	8.5%	$—	$347
Current portion of long-term debt		7.6%	7.6%	6	7

Total short-term debt				6	354

Long-term debt
8.25% notes due August 1, 2010	2010	8.4%	8.1%	550	701
Seven-year term loan due June 13, 2013	2013	8.5%	—	1,000	—
7.00% notes due March 10, 2014	2014	7.4%	6.5%	439	442
Other	2008-2025	7.6%	7.6%	10	13

Total long-term debt				1,999	1,156

Total debt				$2,005	$1,510

Aggregate annual maturities of debt, including capital lease obligations at December 31, 2006, were as follows (in millions): 2007 — $6 million; 2008 — $4 million; 2009 — $3 million; 2010 — $552 million; 2011 — $1 million; thereafter — $1,439 million.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions			Balance
	Beginning	Charged to			at End
	of Year	Income	Deductions (a)	Other (b)	of Year
	(Dollars in Millions)

Year Ended December 31, 2006:
Allowance for doubtful accounts	$77	$4	$(20)	$—	$61
Valuation allowance for deferred taxes	1,961	149	—	(7)	2,103
Year Ended December 31, 2005:
Allowance for doubtful accounts	$44	$45	$(12)	$—	$77
Valuation allowance for deferred taxes	1,949	149	—	(137)	1,961
Year Ended December 31, 2004:
Allowance for doubtful accounts	$35	$22	$(13)	$—	$44
Valuation allowance for deferred taxes	508	1,282	—	159	1,949

(a)	Deductions represent uncollectible accounts charged off, net of recoveries.

(b)	Other represents adjustments recorded through other comprehensive income. Other also includes adjustments to the Company’s U.S. residual tax liability on assumed repatriation of foreign earnings and tax return true-up adjustments, both of which impact deferred taxes and the related valuation allowances.

EXHIBIT INDEX

Exhibit
Number		Exhibit Name

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

10.5		Visteon Corporation 2004 Incentive Plan, as amended and restated, is incorporated herein by reference to Appendix C to the Proxy Statement of Visteon dated March 30, 2006.*
10	.5.1	Form of Terms and Conditions of Nonqualified Stock Options is incorporated herein by reference to Exhibit 10.9.1 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10	.5.2	Form of Terms and Conditions of Restricted Stock Grants is incorporated herein by reference to Exhibit 10.9.2 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10	.5.3	Form of Terms and Conditions of Restricted Stock Units is incorporated herein by reference to Exhibit 10.9.3 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*
10	.5.4	Form of Terms and Conditions of Stock Appreciation Rights is incorporated herein by reference to Exhibit 10.9.4 to the Quarterly Report on Form 10-Q of Visteon dated November 4, 2004.*

Exhibit
Number		Exhibit Name

10.6		Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10	.6.1	Form of Amendment to Revised Change in Control Agreement constituting Exhibit 10.6 hereto.*
10	.6.2
Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.6 and Amendment to Revised Change of Control Agreement constituting Exhibit 10.6.1 hereto entered into by Visteon with Messrs. Johnston, Stebbins, Palmer, Donofrio, and Quigley and Ms. Stephenson.*

10.7
Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*

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

10.13		Amended and Restated Employment Agreement, effective as of March 1, 2007, between Visteon and Michael F. Johnston.*

Exhibit
Number		Exhibit Name

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
Amendments to the Visteon Corporation Executive Separation Allowance Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*

10.16
Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain directors and executive officers under the plans constituting Exhibits 10.6, 10.6.1, 10.7, 10.7.1, 10.9, 10.9.1, 10.11, 10.11.1, 10.12, 10.12.1, 10.12.2, 10.15 and 10.15.1 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*

10.17
Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.

10	.17.1
First Amendment to Credit Agreement and Consent, dated as of November 27, 2006, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated December 1, 2006.

10.18
Credit Agreement, dated as of June 13, 2006, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse Securities (USA) LLC and Sumitomo Mitsui Banking Corporation, as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated June 19, 2006.

10	.18.1
First Amendment, dated as of November 27, 2006, to the Credit Agreement, dated as of June 13, 2006, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse Securities (USA) LLC and Sumitomo Mitsui Banking Corporation, as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated December 1, 2006.

10	.18.2
Incremental Term Loan Amendment, dated as of November 27, 2006, to the Credit Agreement, dated as of June 13, 2006, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse Securities (USA) LLC and Sumitomo Mitsui Banking Corporation, as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated December 1, 2006.

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
Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.25 hereto entered into by Visteon with Messrs. Johnston, Stebbins and Palmer and Ms. D. Stephenson is incorporated herein by reference to Exhibit 10.25.1 to the Quarterly Report on Form 10-Q of Visteon dated August 8, 2006.*

10.26
Contribution Agreement, dated as of September 12, 2005, between Visteon and VHF Holdings, Inc. is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.

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

10	.40.1
Amendment to Intellectual Property Contribution Agreement, dated as of December 11, 2006, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC.

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
10.44
Master Receivables Purchase & Servicing Agreement, dated as of August 14, 2006, by and among Visteon UK Limited, Visteon Deutschland GmbH, Visteon Sistemas Interiores Espana S.L., Cadiz Electronica SA, Visteon Portuguesa Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International Plc, Citicorp USA, Inc., and Visteon is incorporated herein by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.

10.45
Variable Funding Agreement, dated as of August 14, 2006, by and among Visteon UK Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank International PLC, and certain financial institutions listed therein, is incorporated herein by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.

10.46
Subordinated VLN Facility Agreement, dated as of August 14, 2006, by and among Visteon Netherlands Finance B.V., Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., and Citibank International PLC is incorporated herein by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.

Exhibit
Number	Exhibit Name

10.47
Master Definitions and Framework Deed, dated as of August 14, 2006, by and among Visteon, Visteon Netherlands Finance B.V., Visteon UK Limited, Visteon Deutschland GmbH, Visteon Systemes Interieurs SAS, Visteon Ardennes Industries SAS, Visteon Sistemas Interiores Espana S.L., Cadiz Electronica SA, Visteon Portuguesa Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International PLC, Citicorp USA, Inc., Wilmington Trust SP Services (Dublin) Limited, and certain financial institutions and other entities listed therein, is incorporated herein by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.

12.1	Statement re: Computation of Ratios.
14.1
Visteon Corporation — Ethics and Integrity Policy, as amended effective September 23, 2005 (code of business conduct and ethics) is incorporated herein by reference to Exhibit 14.1 to the Current Report on Form 8-K of Visteon dated September 28, 2005.

21.1	Subsidiaries of Visteon.
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated February 28, 2007.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated February 28, 2007.
32.1	Section 1350 Certification of Chief Executive Officer dated February 28, 2007.
32.2	Section 1350 Certification of Chief Financial Officer dated February 28, 2007.

†	Portions of these exhibits have been redacted pursuant to confidential treatment requests filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

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

VISTEON CORPORATION

By:	/s/ Michael F. Johnston
Michael F. Johnston
Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 28, 2007, by the following persons on behalf of Visteon Corporation and in the capacities indicated.

Signature		Title

/s/ Michael F. Johnston Michael F. Johnston		Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ James F. Palmer James F. Palmer		Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ William G. Quigley III William G. Quigley III		Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ William H. Gray, III* William H. Gray, III		Director

/s/ Patricia L. Higgins* Patricia L. Higgins		Director

/s/ Karl J. Krapek* Karl J. Krapek		Director

/s/ Charles L. Schaffer* Charles L. Schaffer		Director

/s/ Donald J. Stebbins* Donald J. Stebbins		Director, President and Chief Operating Officer

/s/ Richard J. Taggart* Richard J. Taggart		Director

/s/ James D. Thornton* James D. Thornton		Director

/s/ Kenneth B. Woodrow* Kenneth B. Woodrow		Director

*By:	/s/ William G. Quigley III William G. Quigley III Attorney-in-Fact