Form 10-Q
period 2007-03-31
VISTEON CORP
filed 2007-05-09
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007, or

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

As of May 4, 2007, the Registrant had outstanding 129,639,099 shares of common stock, par value $1.00 per share.

Exhibit index located on page number 46.

VISTEON CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

INDEX

Page No.

Part I — Financial Information
Item 1 — Financial Statements
Report of Independent Registered Public Accounting Firm	2
Consolidated Statements of Operations	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3 — Quantitative and Qualitative Disclosures about Market Risk	41
Item 4 — Controls and Procedures	43
Part II — Other Information
Item 1 — Legal Proceedings	44
Item 1A — Risk Factors	44
Item 6 — Exhibits	44
Signatures	45
Exhibit Index	46
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

We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its subsidiaries as of March 31, 2007, and the related consolidated statements of operations and the consolidated statements of cash flows for the three-month periods ended March 31, 2007 and March 31, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, shareholders’ (deficit) / equity and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006; in our report dated February 28, 2007, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
May 9, 2007

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Months Ended
	March 31
	2007	2006
	(Dollars in Millions, Except Per Share Data)

Net sales
Products	$2,797	$2,816
Services	130	145

	2,927	2,961
Cost of sales
Products	2,688	2,573
Services	128	144

	2,816	2,717

Gross margin	111	244

Selling, general and administrative expenses	170	168
Asset impairments	50	—
Restructuring expenses	31	9
Reimbursement from Escrow Account	41	9

Operating (loss) income	(99)	76

Interest expense	49	47
Interest income	9	8
Equity in net income of non-consolidated affiliates	9	7

(Loss) income before taxes, minority interests and change in accounting	(130)	44

Provision for income taxes	17	30
Minority interests in consolidated subsidiaries	6	7

Net (loss) income before cumulative effect of change in accounting	(153)	7

Cumulative effect of change in accounting, net of tax	—	(4)

Net (loss) income	$(153)	$3

Per Share Data:
Basic and diluted (loss) earnings per share before cumulative effect of change in accounting	$(1.19)	$0.05
Cumulative effect of change in accounting, net of tax	—	(0.03)

Basic and diluted (loss) earnings per share	$(1.19)	$0.02

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31	December 31
	2007	2006
	(Dollars in Millions)

ASSETS

Cash and equivalents	$872	$1,057
Accounts receivable, net	1,302	1,245
Interests in accounts receivable transferred	574	482
Inventories, net	518	520
Other current assets	288	261

Total current assets	3,554	3,565

Equity in net assets of non-consolidated affiliates	234	224
Property and equipment, net	2,826	3,034
Other non-current assets	222	115

Total assets	$6,836	$6,938

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$104	$100
Accounts payable	1,890	1,825
Accrued employee liabilities	305	337
Other current liabilities	322	306

Total current liabilities	2,621	2,568

Long-term debt	2,125	2,128
Employee benefits, including pensions	724	924
Postretirement benefits other than pensions	645	747
Deferred income taxes	193	170
Other non-current liabilities	371	318
Minority interests in consolidated subsidiaries	263	271

Shareholders’ deficit
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 129 million and 129 million shares outstanding, respectively)	131	131
Stock warrants	127	127
Additional paid-in capital	3,402	3,398
Accumulated deficit	(3,794)	(3,606)
Accumulated other comprehensive income (loss)	46	(216)
Other	(18)	(22)

Total shareholders’ deficit	(106)	(188)

Total liabilities and shareholders’ deficit	$6,836	$6,938

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Months Ended
	March 31
	2007	2006
	(Dollars in Millions)

Operating activities
Net (loss) income	$(153)	$3
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Depreciation and amortization	121	102
Asset impairments	50	—
Postretirement benefit relief	—	(23)
Equity in net income of non-consolidated affiliates, net of dividends remitted	(9)	(7)
Non-cash tax items	(8)	(1)
Other non-cash items	8	—
Change in receivables sold	(41)	(53)
Changes in assets and liabilities:
Accounts receivable and retained interests	(105)	31
Escrow receivable	14	24
Inventories	(23)	1
Accounts payable	63	(99)
Postretirement benefits other than pensions	(9)	1
Income taxes deferred and payable, net	10	—
Other assets and liabilities	(49)	(11)

Net cash used by operating activities	(131)	(32)

Investing activities
Capital expenditures	(64)	(85)
Proceeds from sales of assets	7	7

Net cash used by investing activities	(57)	(78)

Financing activities
Short-term debt, net	2	(270)
Proceeds from debt, net of issuance costs	1	371
Principal payments on debt	(4)	(7)
Other, including book overdrafts	2	21

Net cash provided from financing activities	1	115
Effect of exchange rate changes on cash	2	11

Net (decrease) increase in cash and equivalents	(185)	16
Cash and equivalents at beginning of year	1,057	865

Cash and equivalents at end of period	$872	$881

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Description of Business and Company Background

Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of automotive systems, modules and components. The Company sells products primarily to global vehicle manufacturers and also sells to the worldwide aftermarket for replacement and enhancement parts. Headquartered in Van Buren Township, Michigan, with regional headquarters in Kerpen, Germany and Shanghai, China, the Company has a workforce of approximately 45,000 employees and a network of manufacturing operations, technical centers, sales offices and joint ventures in every major geographic region of the world.

The Company maintains significant commercial relationships with Ford Motor Company (“Ford”) and its affiliates. Accordingly, transactions with Ford constitute a significant amount of the Company’s product sales and services revenues, accounts receivable and certain postretirement benefit obligations as summarized below:

	Three-Months Ended
	March 31
	2007	2006
	(Dollars in Millions)

Product sales	$1,182	$1,339
Services revenues	$130	$145

	March 31	December 31
	2007	2006
	(Dollars in Millions)

Accounts receivable, net	$384	$348
Postretirement employee benefits	$122	$127

Additionally, as of March 31, 2007 and December 31, 2006, the Company transferred approximately $260 million and $200 million, respectively of Ford receivables under a European receivables securitization agreement.

NOTE 2. Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.

These interim consolidated financial statements include adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows of the Company for the interim periods presented. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC. Interim results are not necessarily indicative of full year results.

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

Assets and Liabilities Held for Sale:  In accordance with Statement of Financial Accounting Standards No. 144, (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classifies assets and liabilities as held for sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed. The carrying value of the assets and liabilities held for sale are recorded at the lower of carrying value or fair value less cost to sell, and the recording of depreciation is ceased.

Recent Accounting Pronouncements:  In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS 159 permits measurement of financial instruments and certain other items at fair value. SFAS 159 is designed to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements.” This statement, which becomes effective January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2. Basis of Presentation — (Continued)

measurements. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets.” This statement amends Statement of Financial Accounting Standards No. 140, (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company adopted SFAS 156 as of January 1, 2007 without a material impact on its consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivatives Instruments and Hedging Activities” and SFAS 140. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 was adopted by the Company as of January 1, 2007 without a material impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”) “Accounting for Income Taxes” and prescribes a recognition threshold and measurement process for recording in financial statements tax positions taken or expected to be taken in a tax return. The evaluation of a tax position under FIN 48 is a two-step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. For those positions that meet the more likely than not recognition threshold, the second step requires measurement of the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 effective January 1, 2007, without a material impact to the Company’s consolidated financial statements.

NOTE 3.	Asset Impairments

Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets and intangible assets subject to amortization are reviewed for impairment when certain indicators of impairment are present. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. Generally, when impairment exists the long-lived assets are adjusted to their respective fair values. During the three-month period ended March 31, 2007, the Company recorded asset impairment charges of $50 million to adjust certain long-lived assets to their estimated fair values.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Asset Impairments — (Continued)

In March 2007, the Company entered into a Master Asset and Share Purchase Agreement (“MASPA”) to sell certain assets and liabilities associated with the Company’s chassis operations located in Dueren, Germany, Wuelfrath, Germany, Praszka, Poland and Sao Paulo, Brazil. Pursuant to the terms of MASPA, the Company will receive cash proceeds of Euro 67 million (approximately $90 million as of March 31, 2007) and will transfer certain liabilities including employee pensions in exchange for inventory, intellectual property and real and personal property. As of March 31, 2007, the Company determined that these assets and liabilities met the “held for sale” criteria of SFAS 144. Accordingly, these assets and liabilities were recorded at the lower of carrying value or fair value less cost to sell, which resulted in an asset impairment charge of approximately $18 million. The Company closed on the sale of the Europe operations on April 30, 2007, while the sale of the Brazil operation is expected to close during the fourth quarter of 2007.

In consideration of the MASPA and the Company’s March 2007 announced exit of the brake manufacturing business at its chassis facility located in Swansea, Wales, U.K., an asset impairment charge of $25 million was recorded to reduce the net book value of certain long-lived assets at the facility to their estimated fair value. The Company’s estimate of fair value was based on market prices, prices of similar assets, and other available information.

Additionally, during the first quarter of 2007 the Company entered into an agreement to sell an Electronics building located in Hiroshima, Japan. The Company determined that this building met the “held for sale” criteria of SFAS 144 as of March 31, 2007 and was recorded at the lower of carrying value or fair value less cost to sell, which resulted in an asset impairment charge of approximately $7 million. The Company expects the sale of the building to close during the fourth quarter of 2007.

The Company has classified associated assets and liabilities as “held for sale” in the accompanying balance sheet as follows:

March 31, 2007
(Dollars in Millions)

Assets Held for Sale
Other Current Assets:
Inventories, net	$28
Other Non-Current Assets:
Net property, after asset impairment charges	104

$132

Liabilities Associated with Assets Held for Sale
Other Current Liabilities:
Accrued employee liabilities	$10
Other Non-Current Liabilities:
Employee benefits, including pensions	41

$51

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Restructuring Activities

The Company has undertaken various restructuring activities to achieve its strategic objectives, including the reduction of operating costs. Restructuring activities include, but are not limited to, plant closures, relocation of production, administrative realignment and consolidation of available capacity and resources. Management expects to finance restructuring programs principally through cash reimbursement from an escrow account established pursuant to the October 1, 2005 transaction whereby Ford acquired all of the issued and outstanding shares of common stock of the parent of Automotive Components Holdings, LLC (“ACH”). To the extent that the Company’s restructuring activities require cash in connection with or beyond that provided by the Escrow Agreement, the Company expects to use cash generated from its ongoing operations, or cash available under its existing debt agreements, subject to the terms of applicable covenants. The Company does not expect that the execution of these programs will have a significant adverse impact on its liquidity position.

Escrow Agreement

Pursuant to the Escrow Agreement, dated as of October 1, 2005, among the Company, Ford and Deutsche Bank Trust Company Americas, Ford paid $400 million into an escrow account for use by the Company to restructure its businesses. The Escrow Agreement provides that the Company will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs, as defined in the Escrow Agreement, and up to one half of the next $300 million of such costs. Monies in the escrow account are invested at the direction of the Company, in high quality, short-term investments and related investment earnings are credited to the account as earned. Under the terms of the Escrow Agreement, investment earnings are not available for disbursement until the initial funding is utilized. The following table provides a reconciliation of amounts available in the escrow account.

	Three-Months Ended	Inception through
	March 31, 2007	March 31, 2007
	(Dollars in Millions)

Beginning escrow account available	$319	$400
Add: Investment earnings	4	25
Deduct: Disbursements for restructuring costs	(55)	(157)

Ending escrow account available	$268	$268

As of March 31, 2007 and December 31, 2006, approximately $41 million and $55 million, respectively, of amounts receivable from the escrow account were included in the consolidated balance sheets.

Restructuring Reserves

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three-months ended March 31, 2007. Substantially all of the Company’s restructuring expenses are related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2006	$18	$21	$2	$12	$53
Expenses	—	—	6	25	31
Utilization	(5)	(3)	(1)	(13)	(22)

March 31, 2007	$13	$18	$7	$24	$62

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Restructuring Activities — (Continued)

2007 Restructuring Actions

During the first quarter of 2007, the Company recorded restructuring expenses of approximately $31 million under the previously announced multi-year improvement plan, including the following significant actions:

•	The Company recorded an estimate of employee severance and termination benefit costs of approximately $18 million for the probable payment of such post-employment benefit costs in connection with the multi-year improvement plan.

•	Approximately $6 million of employee severance and termination benefit costs for approximately 85 hourly employees and 15 salaried employees related to the exit of brake manufacturing operations at a European Other facility.

•	Approximately $4 million in employee severance and termination benefit costs related to the Company’s previously announced plan to reduce its salaried workforce in higher cost countries. These costs are associated with approximately 100 salaried employees.

The Company has incurred $144 million in cumulative restructuring costs related to the multi-year improvement plan including $62 million, $31 million, $27 million and $24 million for the Other, Climate, Electronics and Interiors product groups, respectively. Substantially all restructuring expenses recorded to date relate to employee severance and termination benefit costs and are classified as “Restructuring expenses” on the consolidated statements of operations. As of March 31, 2007, the restructuring reserve balance of $62 million is entirely attributable to the multi-year improvement plan.

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

NOTE 5.	Stock-Based Compensation

During the three month-period ended March 31, 2007, the Company granted stock-based compensation as follows:

•	Approximately 2 million stock options, 3 million stock appreciation rights (“SARs”) and 1 million restricted stock units (“RSUs”) under the 2004 Visteon Incentive Compensation Plan. As of March 31, 2007, there were approximately 7 million shares of common stock available for grant under this plan.

•	Approximately 50,000 restricted stock awards under the Visteon Corporation Employees Equity Incentive Plan. As of March 31, 2007, there were approximately 1 million shares of common stock available for grant under this plan.

• The Visteon Corporation Non-Employee Director Stock Unit Plan provides for the automatic annual grant of $70,000 in RSUs to each non-employee director. RSUs awarded under the Non-Employee Director Stock Unit Plan vest immediately, but are distributed after the participant terminates service as a non-employee director of the Company.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Stock-Based Compensation — (Continued)

Weighted average assumptions used to estimate the fair value of stock-based compensation awards are as follows:

	Three-Months Ended
	March 31, 2007
	SARS	Stock Options

Expected term (in years)	3	4-6
Risk-free interest rate	4.54%	4.55%-4.57%
Expected volatility	59.0%	59.0%
Expected dividend yield	0.0%	0.0%

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123(R)”), “Share-Based Payments”, using the modified-prospective method. The cumulative effect, net of tax, of adopting SFAS 123(R) was $4 million or $0.03 per share as of January 1, 2006.

NOTE 6.	Asset Securitization

The Company’s European accounts receivable securitization facility (“European Securitization”) extends until August 2011 and provides up to $325 million in funding from the sale of certain customer trade account receivables originating from Company subsidiaries located in Germany, Portugal, Spain, France and the U.K. (“Sellers”). Under the European Securitization, receivables originated by the Sellers and certain of their subsidiaries are transferred to Visteon Financial Centre P.L.C. (the “Transferor”). The Transferor is a bankruptcy-remote qualifying special purpose entity. Receivables transferred from the Sellers are funded through cash obtained from the issuance of variable loan notes to third-party lenders and through subordinated loans obtained from a wholly-owned subsidiary of the Company.

Transfers under the European Securitization, for which the Company receives consideration other than a beneficial interest, are accounted for as “true sales” under the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and are removed from the balance sheet. The Company recorded true sales of approximately $42 million during the three-months ended March 31, 2007 at a loss of approximately $1 million. Transfers under the European Securitization, for which the Company receives a beneficial interest are not removed from the balance sheet and total $574 million as of March 31, 2007. Such amounts are recorded at fair value and are subordinated to the interests of the third-party lenders. Securities representing the Company’s retained interests are accounted for as trading securities under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.

Availability of funding under the European Securitization depends primarily upon the amount of trade account receivables, reduced by outstanding borrowings under the program and other characteristics of those receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of March 31, 2007, approximately $325 million of the Company’s transferred receivables were considered eligible for borrowing under this facility, $116 million was outstanding and $209 million was available for funding.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Asset Securitization — (Continued)

The table below provides a reconciliation of the change in interests in account receivables transferred for the period.

Three-Months Ended
March 31, 2007
(Dollars in Millions)

Beginning balance	$482
Receivables transferred	1,024
Proceeds from new securitizations	(41)
Proceeds from collections reinvested in securitization	(141)
Cash flows received on interests retained	(750)

Ending balance	$574

NOTE 7.	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of inventories is provided below:

	March 31	December 31
	2007	2006
	(Dollars in Millions)

Raw materials	$159	$154
Work-in-process	246	266
Finished products	173	157

	578	577
Valuation reserves	(60)	(57)

	$518	$520

NOTE 8.	Other Assets

Other current assets are summarized as follows:

	March 31	December 31
	2007	2006
	(Dollars in Millions)

Recoverable taxes	$102	$95
Current deferred tax assets	48	47
Escrow receivable	41	55
Prepaid assets	31	22
Assets held for sale	28	—
Customer deposits	25	23
Other	13	19

	$288	$261

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Other Assets — (Continued)

Other non-current assets are summarized as follows:

	March 31	December 31
	2007	2006
	(Dollars in Millions)

Assets held for sale	$104	$—
Non-current deferred tax assets	49	45
Unamortized debt costs and other intangible assets	33	35
Notes receivable	12	13
Other	24	22

	$222	$115

NOTE 9.	Non-Consolidated Affiliates

The Company had $234 million and $224 million of equity in the net assets of non-consolidated affiliates at March 31, 2007 and December 31, 2006, respectively. The Company recorded equity in net income of non-consolidated affiliates of $9 million and $7 million for the three-months ended March 31, 2007 and 2006, respectively. The following table presents summarized financial data for the Company’s non-consolidated affiliates. The amounts included in the table below represent 100% of the results of operations of the Company’s non-consolidated affiliates accounted for under the equity method. Yanfeng Visteon Automotive Trim Systems Co., Ltd (“Yanfeng”), of which the Company owns a 50% interest, is considered a significant non-consolidated affiliate and is shown separately below.

Summarized financial data for the three-month periods ended March 31 are as follows:

	Net Sales		Gross Margin		Net Income
	2007	2006	2007	2006	2007	2006
	(Dollars in Millions)

Yanfeng Visteon Automotive Trim Systems Co., Ltd.	$190	$156	$31	$27	$13	$11
All other	154	132	19	13	4	3

	$344	$288	$50	$40	$17	$14

The Company’s share of net assets and net income is reported in the consolidated financial statements as “Equity in net assets of non-consolidated affiliates” on the consolidated balance sheets and “Equity in net income of non-consolidated affiliates” on the consolidated statements of operations. Included in the Company’s accumulated deficit is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $132 million and $123 million at March 31, 2007 and December 31, 2006, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Property and Equipment

Property and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property and equipment, net is provided below:

	March 31	December 31
	2007	2006
	(Dollars in Millions)

Land	$112	$112
Buildings and improvements	1,123	1,221
Machinery, equipment and other	3,731	4,065
Construction in progress	130	125

Total property and equipment	5,096	5,523
Accumulated depreciation	(2,423)	(2,653)

	2,673	2,870
Product tooling, net of amortization	153	164

Property and equipment, net	$2,826	$3,034

Depreciation and amortization expenses are summarized as follows:

	Three-Months Ended
	March 31
	2007	2006
	(Dollars in Millions)

Depreciation	$109	$88
Amortization	12	14

	$121	$102

The Company recorded approximately $10 million of accelerated depreciation expense during the first quarter of 2007, representing the shortening of estimated useful lives of certain assets (primarily machinery and equipment) in connection with the Company’s restructuring activities.

NOTE 11.	Other Liabilities

Other current liabilities are summarized as follows:

	March 31	December 31
	2007	2006
	(Dollars in Millions)

Restructuring reserves	$62	$53
Product warranty and recall	54	53
Income taxes payable	37	23
Interest	32	53
Value added taxes payable	23	17
Liabilities associated with assets held for sale	10	—
Deferred income taxes	7	8
Legal and environmental	6	7
Other accrued liabilities	91	92

	$322	$306

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Other Liabilities — (Continued)

Other non-current liabilities are summarized as follows:

	March 31	December 31
	2007	2006
	(Dollars in Millions)

Non-income tax liabilities	$95	$106
Product warranty and recall	53	52
Deferred income	53	50
Liabilities associated with assets held for sale	41	—
Other	129	110

	$371	$318

NOTE 12.	Debt

Short-term and long-term debt, including the fair market value of related interest rate swaps, were as follows:

	March 31	December 31
	2007	2006
	(Dollars in Millions)

Short-term debt
Current portion of long-term debt	$31	$31
Other — short-term	73	69

Total short-term debt	104	100

Long-term debt
8.25% notes due August 1, 2010	550	550
Seven-year term loan due June 13, 2013	1,000	1,000
7.00% notes due March 10, 2014	440	439
Other	135	139

Total long-term debt	2,125	2,128

Total debt	$2,229	$2,228

NOTE 13.	Employee Retirement Benefits

Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” requires recognition of a net asset or liability representing the funded status of defined benefit pension and other postretirement benefit (“OPEB”) plans. In addition, SFAS 158 requires companies to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet. The Company adopted the recognition and disclosure provisions of SFAS 158 as of December 31, 2006 and the measurement provisions of this standard as of January 1, 2007.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Employee Retirement Benefits — (Continued)

The Company re-measured plan assets and obligations as of January 1, 2007 consistent with the provisions of SFAS 158. As a result of the SFAS 158 re-measurement, the Company recorded a reduction to the pension liability of approximately $100 million, a reduction of the OPEB liability of approximately $90 million and an increase to accumulated other comprehensive income of approximately $190 million. The Company also adjusted the January 1, 2007 retained earnings balance by approximately $33 million, representing the net periodic benefit costs for the period between September 30, 2006 and January 1, 2007 that would have been recognized on a delayed basis during the first quarter of 2007 absent the change in measurement date. The net periodic benefit costs for the first quarter of 2007 were based on this January 1, 2007 measurement.

The components of the Company’s net periodic benefit costs for the three-months ended March 31, 2007 and 2006 were as follows:

	Retirement Plans				Health Care and Life
	U.S. Plans		Non-U.S. Plans		Insurance Benefits
	2007	2006	2007	2006	2007	2006
	(Dollars in Millions)

Service cost	$7	$16	$8	$9	$2	$4
Interest cost	18	19	19	17	8	11
Expected return on plan assets	(19)	(18)	(14)	(13)	—	—
Amortization of:
Plan amendments	1	2	1	1	(11)	(13)
Actuarial losses and other	—	1	3	5	4	7
Settlements	—	—	17	—	—	—
Curtailments	10	—	—	(1)	(6)	—

Visteon sponsored plan net periodic benefit costs	17	20	34	18	(3)	9
Expense for Visteon-assigned Ford-UAW and certain salaried employees	—	(3)	—	—	(1)	(25)

Net periodic benefits costs, excluding restructuring	$17	$17	$34	$18	$(4)	$(16)

Special termination benefits	2	—	—	—	—	—

Total employee retirement benefit related restructuring costs	$2	$—	$—	$—	$—	$—

Curtailments and Settlements

Curtailment and settlement gains and losses are recorded in accordance with Statement of Financial Accounting Standards No. 88 (“SFAS 88”), “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and are classified in the Company’s consolidated statements of operations as “Cost of sales” or “Selling, general and administrative expenses”. Qualifying curtailment and settlement losses are reimbursable under the terms of the Escrow Agreement.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Employee Retirement Benefits — (Continued)

During the first quarter of 2007, the Company recorded curtailment losses of $10 million and a curtailment gain of $6 million reflecting the reduction in expected years of future service in certain employee retirement benefit plans. Additionally, the Company partially settled its pension obligations related to the Markham, Ontario facility which was closed in 2002 resulting in a settlement loss of approximately $17 million. As of March 31, 2007, the Company expects to record curtailment gains of approximiately $80 million for retiree health plans in future periods as employees are terminated in connection with the multi-year improvement plan.

The Company also recorded a reduction of its pension liability of approximately $40 million, a reduction of its OPEB liability of approximately $30 million, and an increase in accumulated other comprehensive income of approximately $70 million. These adjustments resulted from the re-measurement of German pension plans in connection with the signed agreement for the sale of certain chassis operations in Dueren and Wuelfrath, Germany and certain other pension and OPEB plans affected by actions under the multi-year improvement plan.

Retirement Benefit Related Restructuring Expenses

In addition to retirement benefit expenses, the Company recorded $2 million for the three-months ended March 31, 2007, for retirement benefit related restructuring charges. Such charges generally relate to special termination benefits, voluntary termination incentives, and pension losses and are the result of various restructuring actions as described in Note 4 “Restructuring Activities”. Retirement benefit related restructuring charges are recorded in accordance with SFAS 87, 88, 106, 112 and 158, are initially classified as restructuring expenses and are subsequently reclassified to retirement benefit expenses.

Contributions

During the first quarter of 2007, contributions to the Company’s U.S. retirement plans and postretirement health care and life insurance plans were $3 million and $5 million, respectively, and contributions to non-U.S. retirement plans were $25 million. The Company presently anticipates additional contributions to its U.S. retirement plans and postretirement health care and life insurance plans of $46 million and $28 million, respectively, in 2007 for a total of $49 million and $33 million, respectively. The Company also anticipates additional 2007 contributions to non-U.S. retirement plans of $46 million for a total of $71 million.

Postretirement Benefit Relief

Effective January 1, 2006, Ford acquired two plants from Automotive Component Holdings, LLC (“ACH”), which are located in Rawsonville, Michigan and Sterling Heights, Michigan. In connection with this transaction and the Salaried Employee Transition Agreement between the Company and Ford, certain salaried employees of the Company were transferred to Ford including the accumulated postretirement benefit obligations for these employees. The Company recorded approximately $23 million related to the relief of postretirement benefits payable to Ford in the first quarter of 2006 related to Visteon sponsored benefit obligations for the transferred employees.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Income Taxes

Adoption of FIN 48

Effective January 1, 2007, the Company adopted FIN 48, which establishes a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

The Company and its subsidiaries have operations in every major geographic region of the world and are subject to income taxes in the U.S. and numerous foreign jurisdictions. Accordingly, the Company files tax returns and is subject to examination by taxing authorities throughout the world, including such significant jurisdictions as Korea, India, Portugal, Spain, Czech Republic, Canada, Germany and the United States. With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2004 or state and local, or non-U.S. income tax examinations for years before 2000.

The Company’s gross unrecognized tax benefits as of January 1 and March 31, 2007 were approximately $150 million and the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $55 million at January 1 and March 31, 2007. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions will not impact the effective tax rate in current or future periods.

In connection with the adoption of FIN 48 and beginning January 1, 2007, the Company classified all interest and penalties as income tax expense. Prior to the adoption of FIN 48, the Company’s policy was to record interest and penalties related to income tax contingencies as a component of income before taxes. Estimated interest and penalties related to the underpayment of income taxes totaled $1 million for the three-months ended March 31, 2007. Accrued interest and penalties were $20 million and $21 million as of January 1, 2007 and March 31, 2007, respectively.

Provision for Income Taxes

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

The Company recorded a provision of $17 million for the first quarter of 2007, compared with $30 million for the first quarter of 2006. The provisions for the three month periods ended March 31, 2007 and 2006 are comprised of income tax expense related to those countries where the Company is profitable, accrued withholding taxes, certain non-recurring and other discrete items and the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries to the extent not offset by pre-tax other comprehensive income in those jurisdictions.

During the three-months ended March 31, 2007, pre-tax other comprehensive income, primarily attributable to re-measurement of pension and OPEB plans in the U.S. and Germany, effectively offset approximately $23 million of first quarter pre-tax operating losses in the U.S. and Germany, reducing the Company’s current period valuation allowance resulting in a benefit of $8 million allocated to the current year loss from continuing operations.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Income Taxes — (Continued)

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

NOTE 15.	Comprehensive Income (Loss)

Comprehensive (loss) income, net of tax is summarized below:

	Three-Months Ended
	March 31
	2007	2006
	(Dollars in Millions)

Net (loss) income	$(153)	$3
Pension and other postretirement benefit adjustments	64	—
Change in foreign currency translation adjustments	11	36
Other	(3)	(4)

	$(81)	$35

Accumulated other comprehensive income (loss) is comprised of the following:

	March 31	December 31
	2007	2006
	(Dollars in Millions)

Foreign currency translation adjustments	$176	$166
Pension and other postretirement benefit adjustments, net of tax	(123)	(378)
Realized and unrealized losses on derivatives and other	(7)	(4)

	$46	$(216)

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	(Loss) Earnings Per Share

Basic (loss) earnings per share of common stock is calculated by dividing reported net (loss) income by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. The calculation of diluted (loss) earnings per share takes into account the effect of dilutive potential common stock, such as stock options, and contingently returnable shares, such as restricted stock.

	Three-Months Ended
	March 31
	2007	2006
	(Dollars in Millions)

Numerator:
Net (loss) income before cumulative effect of change in accounting	$(153)	$7
Cumulative effect of change in accounting, net of tax	—	(4)

Net (loss) income	$(153)	$3

Denominator:
Average common stock outstanding	129.0	128.3
Less: Average restricted stock outstanding	(0.1)	(1.2)

Basic shares	128.9	127.1
Net dilutive effect of restricted stock	—	0.1

Diluted shares	128.9	127.2

(Loss) earnings per share:
Basic and diluted (loss) earnings per share before cumulative effect of change in accounting	$(1.19)	$0.05
Cumulative effect of change in accounting	—	(0.03)

Basic and diluted (loss) earnings per share	$(1.19)	$0.02

Stock options to purchase approximately 14 million shares of common stock and warrants to purchase 25 million shares of common stock were not included in the computation of diluted loss per share because the effect of including them would have been anti-dilutive for the three-months ended March 31, 2007.

NOTE 17.	Commitments and Contingencies

Guarantees

The Company has guaranteed approximately $65 million and $77 million of debt capacity held by consolidated and unconsolidated subsidiaries, and $97 million for lifetime lease payments held by consolidated subsidiaries at March 31, 2007 and December 31, 2006, respectively. In addition, the Company has guaranteed certain Tier 2 suppliers’ debt and lease obligations and other third-party service providers’ obligations of up to $6 million and $17 million at March 31, 2007 and December 31, 2006 respectively, to ensure the continued supply of essential parts.

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

In March and April 2005, the Company and a number of current and former employees, officers and directors were named as defendants in three class action lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) in the U.S. District Court for the Eastern District of Michigan. In September 2005, the plaintiffs filed an amended and consolidated complaint, which generally alleged that the defendants breached their fiduciary duties under ERISA during the class period by, among other things, continuing to offer Visteon stock as an investment alternative under the Visteon Investment Plan (and the Visteon Savings Plan for Hourly Employees, together the “Plans”), failing to disclose complete and accurate information regarding the prudence of investing in Visteon stock, failing to monitor the actions of certain of the defendants, and failing to avoid conflicts of interest or promptly resolve them. These ERISA claims were predicated upon factual allegations similar to those raised in the derivative and securities class actions described immediately above. The consolidated complaint, as amended, was brought on behalf of a named plaintiff and a putative class consisting of all participants or beneficiaries of the Plans whose accounts included Visteon stock at any time from July 20, 2001 through June 15, 2006. In November 2005, the defendants moved to dismiss the consolidated amended complaint on various grounds. Prior to resolution of the defendants’ motion, the parties agreed to a settlement. Upon review of the proposed settlement the judge assigned to the proceeding certified a class covering the period July 1, 2000 through July 15, 2006, and preliminarily approved the settlement on December 12, 2006. The court entered an order of final approval of the settlement on March 9, 2007 and the settlement became effective on April 9, 2007. The amount of the settlement was within the coverage limits of the Company’s applicable insurance policy.

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

At this time the Company is not able to predict with certainty the final outcome of each of the foregoing unresolved lawsuits or its potential exposure with respect to each such lawsuit. In the event of an unfavorable resolution of any of these matters, the Company’s earnings and cash flows in one or more periods could be materially affected to the extent any such loss is not covered by insurance or applicable reserves.

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

The following table provides a reconciliation of changes in product warranty and recall liability for the three-months ended March 31, 2007 and 2006:

	Product Warranty and Recall
	2007	2006
	(Dollars in Millions)

Beginning balance, December 31	$105	$148
Accruals for products shipped	12	11
Changes in estimates	1	8
Settlements	(11)	(7)

Ending balance, March 31	$107	$160

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

The Company is aware of contamination at some of its properties and relating to various third-party superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites and at March 31, 2007, had recorded a reserve of approximately $9 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Although the Company believes its reserve is adequate based on current information, the Company cannot provide assurance that the eventual environmental investigation, cleanup costs and related liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at March 31, 2007 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

The Company’s operating structure is comprised of the following: Climate, Electronics, Interiors and Other. These global product groups have financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio. Within each of the global product groups, certain facilities manufacture a broader range of the Company’s total product line offering and are not limited to the primary product line. Regional customer groups are responsible for the marketing, sales and service of the Company’s product portfolio to its customer base. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment. In addition to these global product groups, the Company also operates Visteon Services, a centralized administrative function to monitor and facilitate transactions with ACH for the costs of leased employees and other services provided to ACH by the Company.

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

Overview of Segments

•	Climate: The Company’s Climate product group includes facilities that primarily manufacture air handling modules, powertrain cooling modules, climate controls, heat exchangers, compressors, fluid transport, and engine induction systems.

•	Electronics: The Company’s Electronics product group includes facilities that primarily manufacture audio systems, infotainment systems, driver information systems, powertrain and feature control modules, electronic climate controls and lighting.

•	Interiors: The Company’s Interior product group includes facilities that primarily manufacture instrument panels, cockpit modules, door trim and floor consoles.

•	Other: The Company’s Other product group includes facilities that primarily manufacture fuel products, chassis products, powertrain products, alternators and starters, as well as parts sold and distributed to the automotive aftermarket.

•	Services: The Company’s Services operations supply leased personnel and transition services as required by certain agreements entered into by the Company with ACH as a part of the ACH Transactions. Pursuant to the Master Services Agreement and the Salaried Employee Lease Agreement the Company, agreed to provide ACH with certain information technology, personnel and other services to enable ACH to conduct its business. Services to ACH are provided at a rate approximately equal to the Company’s cost until such time the services are no longer required by ACH or the expiration of the related agreement.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Segment Information — (Continued)

Net Sales, Gross Margin and Operating Assets

A summary of net sales and other financial information by segment is provided below:

	Net Sales
	Three-Months		Gross Margin				Property and
	Ended		Three-Months Ended		Inventories, net		Equipment, net
	March 31		March 31		March 31	December 31	March 31	December 31
	2007	2006	2007	2006	2007	2006	2007	2006
				(Dollars in Millions)

Climate	$822	$799	$40	$54	$185	$161	$930	$962
Electronics	872	881	61	105	144	135	780	796
Interiors	769	754	4	24	61	62	487	478
Other	515	571	21	37	128	162	105	259
Eliminations	(181)	(189)	—	—	—	—	—	—

Total product	2,797	2,816	126	220	518	520	2,302	2,495
Services	130	145	2	1	—	—	—	—

Total segment	2,927	2,961	128	221	518	520	2,302	2,495
Reconciling Item
Corporate	—	—	(17)	23	—	—	524	539

Total consolidated	$2,927	$2,961	$111	$244	$518	$520	$2,826	$3,034

Reconciling Item

Certain adjustments are necessary to reconcile segment net sales, gross margin, inventories, net and property and equipment, net to the Company’s consolidated amounts. Corporate reconciling items are related to the Company’s technical centers, corporate headquarters and other administrative and support functions.

Reclassification

Segment information for the three-months ended March 31, 2006 and as of December 31, 2006 has been reclassified to reflect the alignment of the Company’s South American operations with their respective global product groups during the first quarter of 2007.

NOTE 19.	Subsequent Events

On April 10, 2007, the Company entered into an Agreement to amend and restate the Company’s Credit Agreement (“Amended Credit Agreement”) which provided the Company an additional $500 million secured term loan. Consistent with the existing term loan, the additional term loan will bear interest at a Eurodollar rate plus 3% and will mature on December 13, 2013. The Amended Credit Agreement provides for conforming changes to the existing term loan including changes to permit the additional term loan and to require the inclusion of additional collateral and subsidiary guarantors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, including normal recurring adjustments, necessary for a fair statement of such information.

Executive Summary

Business Overview

Visteon Corporation is a leading global supplier of climate, interiors, electronics and other automotive systems, modules and components to vehicle manufacturers as well as the automotive aftermarket. The Company sells to all the of the world’s largest vehicle manufacturers including BMW, DaimlerChrysler, Ford, General Motors, Honda, Hyundia /Kia, Nissan, Peugot, Renault, Toyota and Volkswagen. The Company has a broad network of manufacturing, technical engineering and joint venture operations throughout the world, supported by approximately 45,000 employees dedicated to the design, development, manufacture and support of its product offering and its global customers, and conducts its business across five segments: Climate, Interiors, Electronics, Other and Services.

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

Summary Financial Results

Financial results for the three-months ended March 31, 2007 are summarized as follows:

•	Total product sales were $2.8 billion, of which non-Ford customers accounted for approximately 58%

•	Product gross margin of approximately 4%, down from approximately 9% for the same period of 2006

•	SG&A of $170 million compared to $168 million for the same period in 2006

•	Asset impairments of $50 million recorded during the three-months ended March 31, 2007

•	Net loss of $153 million or $1.19 per diluted shares, compared to net income of $3 million or $0.02 per diluted share for the same period in 2006

•	Cash of $872 compared with $1,057 million as of 2006 year-end

•	Cash used by operating activities of $131 million, compared to cash used by operating activities of $32 million for the same period in 2006

•	Capital expenditures of $64 million, lower than the same period of 2006 by $21 million

Sales and New Business

The Company’s net sales were $2.9 billion in the first quarter of 2007, compared with $3.0 billion in the first quarter of 2006, representing a decrease of $34 million or 1%. During the first quarter of 2007, product sales decreased by $19 million and services revenues decreased by $15 million. The decrease in product sales reflects lower Ford North America and Nissan North America production volumes and the impact of past sourcing actions, partially offset by favorable Ford Europe production volumes and an increase in direct sourced parts in Asia. Favorable foreign currency of $187 million and customer price reductions comprise the remainder of the year-over-year changes.

While the distribution of the Company’s sales has remained consistent across its product groups, product sales on a regional basis experienced a significant shift during the three-months ended March 31, 2007. North American product sales decreased year-over-year resulting in a 10% reduction of total product sales. This decline was driven by a decline in Ford production of 136,000 units, a 40,000 unit decline at Nissan, and the impact of past sourcing actions. Europe and South America product sales increased year-over-year driven primarily by currency and new business representing a 6% increase in total product sales. Asia increased total product sales by 3%, which was primarily due to currency, incremental revenue from directed sourcing arrangements, and new business.

The automotive industry remains challenging, primarily in North America, with continued market share pressures concentrated with U.S. vehicle manufacturers. Continued declines in North American vehicle production from the Company’s key customers will continue to adversely affect the Company’s operating results. However, the Company continues to work with other vehicle manufacturers to further its sales growth and diversification.

The Company achieved significant new business wins during the three-months ended March 31, 2007 primarily related to the electronics and climate product groups. Geographically, most of the new business wins are in Europe and Asia and are diversified across a number of customers. The Company also was awarded significant renewals of existing contracts during the quarter with minimal incumbent losses.

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

Operations and Restructuring

The Company’s gross margin was $111 million in the first quarter of 2007, compared with $244 million in the first quarter of 2006, representing a decrease of $133 million or 55%. The decrease in gross margin was attributable to the non-recurrence of certain items in the first quarter of 2006, including OPEB relief of $23 million related to the transfer of certain Visteon salaried employees to Ford in January 2006 and the non-recurrence of a $17 million favorable customer settlement. During the first quarter of 2007 gross margin was affected by a pension settlement of $17 million related to hourly pension costs at a previously closed facility in Canada, $10 million of accelerated depreciation expense related to restructuring activities, and $10 million of curtailment expense that was included in cost of sales but recovered from the Escrow Account. The remainder was related to vehicle volume and mix and price productivity partially offset by improved operating performance.

The Company continues its efforts to improve base operations, which have been focused on quality, safety, investments and cost efficiencies. However, the Company’s near term performance has been impacted by lower volumes and unfavorable customer and product mix. The Company’s operating results during the three-months ended March 31, 2007 were also impacted by premium costs related to program launches and significant premium freight, primarily related to non-core operations in Europe. Additionally, a significant component of the Company’s cost structure is comprised of the cost of raw materials used in the manufacture of its products. Although commodity cost increases have been moderating, the costs remain high, impacting the financial condition of a number of the Company’s suppliers and is making material cost reductions more difficult to achieve.

The Company has undertaken various restructuring and other activities to improve base operations and achieve cost efficiencies. Significant actions taken during the three-months ended March 31, 2007 are as follows:

•	During the three-months ended March 31, 2007, the Company reached an agreement with an electronic circuit board manufacturer, whereby a large portion of the Company’s printed circuit boards produced in Latin America will be outsourced. The migration of the production and purchasing to the contract manufacturer will take place over the next 18 to 24 months. This agreement will allow for increased focus on the Company’s value added electronics and is expected to generate future cost savings by leveraging the scale of the contract manufacturer.

•	During the three-months ended March 31, 2007, the Company completed its previously announced salaried census reduction initiative. Through this initiative, the Company reduced its salaried headcount by about 900 positions. Charges related to this action were $23 million and the expected savings are in excess of $65 million.

•	In March 2007, the Company announced that it had reached an agreement to sell certain chassis operations, including plants in Dueren and Wuelfrath, Germany, Prazska, Poland, and certain assets located in Sao Paulo, Brazil. Sales from these facilities in 2006 were about $600 million, approximately 80% of which were to Ford. The sale of the European businesses closed on April 30, 2007 and the sale of the Brazil assets is expected to close during the fourth quarter of 2007. This transaction represents a significant accomplishment in addressing the Company’s non-core operations and allowing for additional focus on remaining non-core and underperforming facilities and the performance of core operations.

•	In April 2007, the Company closed its Chicago facility in response to customer sourcing actions. This facility had approximately $300 million of sales in 2006.

The Company continues to execute its multi-year improvement program although no assurances can be provided that the results of these efforts will mitigate the negative industry trends currently being experienced.

Cash and Liquidity

Cash used by operations was $99 million more than the first quarter of 2006, including a use of $65 million in the quarter driven primarily by the change in Ford North America receivable days from 22 to 26 days as well as the normal reversal of the seasonal benefit from the fourth quarter shut-down period. The Company’s capital expenditures were $64 million for the first quarter of 2007, representing a decrease of $21 million when compared to the same period of 2006. Cash at March 31, 2007 was $872 million, down by $9 million when compared with $881 million as of March 31, 2006.

On April 10, 2007, the Company entered into an agreement to amend and restate the Company’s existing credit agreement to provide the Company an additional $500 million secured term loan. Consistent with the existing term loan, the additional term loan will bear interest at a Eurodollar rate plus 3% and will mature on December 13, 2013. The amended credit agreement also provides for additional collateral and subsidiary guarantors, and allows for an increase in the amount of the additional secured term loan by up to $200 million.

Results of Operations

Three-Months Ended March 31, 2007 and 2006

	Sales			Gross Margin
	2007	2006	Change	2007	2006	Change
	(Dollars in Millions)

Climate	$822	$799	$23	$40	$54	$(14)
Electronics	872	881	(9)	61	105	(44)
Interiors	769	754	15	4	24	(20)
Other	515	571	(56)	21	37	(16)
Eliminations	(181)	(189)	8	—	—	—

Total product	2,797	2,816	(19)	126	220	(94)
Services	130	145	(15)	2	1	1

Total segment	2,927	2,961	(34)	128	221	(93)
Reconciling Item
Corporate	—	—	—	(17)	23	(40)

Total consolidated	$2,927	$2,961	$(34)	$111	$244	$(133)

Net Sales

The Company’s net sales were $2.9 billion in the first quarter of 2007, compared with $3.0 billion in the first quarter of 2006, representing a decrease of $34 million or 1%. During the first quarter of 2007, product sales decreased by $19 million and services revenues decreased by $15 million. The decrease in product sales reflects lower Ford North America and Nissan North America vehicle production volumes and the impact of past sourcing actions, partially offset by an increase in Ford Europe vehicle production volumes as well as an increase in direct sourced parts in Asia. Favorable currency of $187 million and customer price reductions comprise the remainder of the year-over-year changes.

Net sales for Climate were $822 million in the first quarter of 2007, compared with $799 million in the first quarter of 2006, representing an increase of $23 million or 3%. Vehicle production volume and mix was unfavorable $17 million. Lower Ford North America vehicle production volumes and lower volumes related to restructuring activities primarily at the Company’s Connersville, Indiana facility were partially offset by higher Ford Europe vehicle production volumes and continued growth in the Company’s consolidated subsidiaries in Asia. Net customer price reductions were more than offset by favorable currency of $48 million.

Net sales for Electronics were $872 million in the first quarter of 2007, compared with $881 million in the first quarter of 2006, representing a decrease of $9 million or 1%. Vehicle production volume and mix was unfavorable $37 million. Lower Ford North America vehicle production volume and the impact of past sourcing actions reduced net sales by $77 million, which was partially offset by increased net sales in Europe of $47 million, primarily related to Ford Europe. Net customer price reductions were more than offset by favorable currency of $53 million.

Net sales for Interiors were $769 million in the first quarter of 2007, compared with $754 million in the first quarter of 2006, representing an increase of $15 million or 2%. Vehicle production volume and mix was unfavorable $28 million. Lower Ford North America and Nissan North America vehicle production and the impact of lost volume related to the restructuring of the Chicago facility reduced net sales by $95 million, which was partially offset by increased net sales in Asia of $78 million, due to an increase in direct sourced parts. Net customer price reductions were more than offset by favorable currency of $55 million.

Net sales for Other were $515 million in the first quarter of 2007, compared with $571 million in the first quarter of 2006, representing a decrease of $56 million or 10%. Vehicle production volume and mix was unfavorable $73 million and was driven by lower Ford North America vehicle production volume and mix and lower Aftermarket sales. Net customer price reductions were more than offset by favorable currency of $31 million.

Services revenues relate to information technology, engineering, administrative and other business support services provided by the Company to ACH, under the terms of various agreements with ACH. Such services are generally provided at an amount that approximates cost. Total services revenues were $130 million in the first quarter of 2007, compared with $145 million in the first quarter of 2006. The decrease of $15 million is primarily the result of lower employee costs reflecting an overall reduction in the number of employees rendering services to ACH.

Gross Margin

The Company’s gross margin was $111 million in the first quarter of 2007, compared with $244 million in the first quarter of 2006, representing a decrease of $133 million or 55%. The decrease in gross margin is attributable to the non-recurrence of certain items in the first quarter of 2006, including OPEB relief of $23 million related to the transfer of certain Visteon salaried employees to Ford in January 2006 and the non-recurrence of a $17 million customer settlement. During the first quarter of 2007 gross margin was adversely affected by a pension settlement of $17 million related to hourly pension costs at a previously closed facility in Canada, $10 million of accelerated depreciation expense related to restructuring activities, and $10 million of curtailment expense that was included in cost of sales but recovered from the Escrow Account. The remainder was related to lower vehicle production volume and mix and customer price reductions partially offset by net operating efficiencies.

Gross margin for Climate was $40 million in the first quarter of 2006, compared with $54 million in the first quarter of 2006, representing a decrease of $14 million or 26%. Although net sales increased slightly during the quarter, unfavorable vehicle and product mix as well as lower volumes related to restructuring activities primarily at the Company’s Connersville, Indiana facility resulted in a decrease in gross margin of $18 million. Material and manufacturing cost reduction activities, lower OPEB expenses, and restructuring savings improved gross margin $11 million. This performance was partially offset by net customer price reductions and increases in raw material costs of $3 million, and accelerated depreciation expense related to restructuring activities of $4 million.

Gross margin for Electronics was $61 million in the first quarter of 2007, compared with $105 million in the first quarter of 2006, representing a decrease of $44 million or 42%. Vehicle production volume and mix was unfavorable $43 million in North America primarily related to lower Ford vehicle production volumes, and the impact of past sourcing actions primarily in the audio and powertrain control module product lines. However, vehicle production volume and mix was favorable $13 million in other regions, primarily in Europe reflecting increased Ford Europe vehicle production volume. Material and manufacturing cost reduction activities, lower OPEB expense, and restructuring savings improved gross margin $16 million. This performance was offset by customer price reductions and increases in raw material costs resulting in a decrease in gross margin of $28 million, accelerated depreciation expense related to restructuring activities of $3 million, and favorable currency of $1 million.

Gross margin for Interiors was $4 million in the first quarter of 2007, compared with $24 million in the first quarter of 2006, representing a decrease of $20 million or 83%. Vehicle volume and mix was favorable $2 million representing higher Ford Europe vehicle production volumes, partially offset by lower Ford and Nissan vehicle production volumes in North America and the impact of lost volume related to the restructuring of the Chicago facility. Customer price reductions and other revenues changes, increases in raw material costs, and higher manufacturing costs related to inefficiencies at the Chicago facility resulted in a decrease in gross margin of $20 million. Accelerated depreciation expense related to restructuring activities further reduced gross margin by $3 million. Favorable currency improved gross margin by $1 million.

Gross margin for Other was $21 million in the first quarter of 2007, compared with $37 million in the first quarter of 2006, representing a decrease of $16 million. This variance includes the non-recurrence of a $17 million customer settlement in 2006, and a $10 million pension curtailment expense that was included in cost of sales in 2007 but recovered from the escrow account. Vehicle production volume and mix was unfavorable $1 million. Lower OPEB expense, material and manufacturing cost reduction activities, and restructuring savings improved gross margin $23 million. Customer price reductions and increases in raw material costs decreased gross margin $11 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $170 million in the first quarter of 2007, compared with $168 million in the first quarter of 2006, representing an increase of $2 million or 1%. The impact of selling, general and administrative cost reductions were more than offset by $6 million of unfavorable currency and costs associated with the European securitization.

Asset Impairments

During the three-month period ended March 31, 2007, the Company recorded asset impairment charges of $50 million to adjust certain long-lived assets to their estimated fair values. Such charges were recorded pursuant to the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and are described individually, as follows.

In March 2007, the Company entered into a Master Asset and Share Purchase Agreement (“MASPA”) to sell certain assets and liabilities associated with the Company’s chassis operations located in Dueren, Germany, Wuelfrath, Germany, Praszka, Poland and Sao Paulo, Brazil. Pursuant to the terms of MASPA, the Company will receive cash proceeds of Euro 67 million (approximately $90 million as of March 31, 2007) and will transfer certain liabilities including employee pensions in exchange for inventory, intellectual property and real and personal property. As of March 31, 2007, the Company determined that these assets and liabilities met the “held for sale” criteria of SFAS 144. Accordingly, these assets and liabilities were recorded at the lower of carrying value or fair value less cost to sell, which resulted in an asset impairment charge of approximately $18 million. The Company closed on the sale of the European operations on April 30, 2007, while the sale of the Brazilian operation is expected to close during the fourth quarter of 2007.

In consideration of the MASPA and the Company’s March 2007 announced exit of the brake manufacturing business at its chassis facility located in Swansea, Wales, U.K. an asset impairment charge of $25 million was recorded to reduce the net book value of certain long-lived assets at the Company’s Swansea facility to their estimated fair value. The Company’s estimate of fair value was based on market prices, prices of similar assets, and other available information.

Additionally, during the first quarter of 2007 the Company entered into an agreement to sell an Electronics building located in Hiroshima, Japan. The Company determined that this building met the “held for sale” criteria of SFAS 144 as of March 31, 2007 and was recorded at the lower of carrying value or fair value less cost to sell, which resulted in an asset impairment charge of approximately $7 million. The Company expects the sale of the building to close during the fourth quarter of 2007.

Restructuring Expenses and Reimbursement from Escrow Account

During the first quarter of 2007 the Company incurred restructuring expenses of approximately $31 million under the previously announced multi-year improvement plan, including the following significant actions:

•	The Company recorded an estimate of employee severance and termination benefit costs of approximately $18 million for the probable payment of such post-employment benefit costs in connection with the multi-year improvement plan.

•	Approximately $6 million of employee severance and termination benefit costs for approximately 85 hourly employees and 15 salary employees related to the exit of brake manufacturing operations at a European Other facility.

•	Approximately $4 million in employee severance and termination benefit costs related to the Company’s previously announced plan to reduce its salaried workforce in higher cost countries. These costs are associated with approximately 100 salaried employees.

The Company has incurred $144 million in cumulative restructuring costs related to the multi-year improvement plan including $62 million, $31 million, $27 million and $24 million for the Other, Climate, Electronics and Interiors product groups, respectively. The Company anticipates that the multi-year improvement plan will generate up to approximately $400 million of per annum savings when completed. The Company currently estimates that the total cash cost associated with this multi-year improvement plan will be approximately $430 million. The Company continues to achieve targeted cost reductions associated with the multi-year improvement plan at a lower cost than expected due to higher levels of employee attrition and lower per employee severance cost resulting from changes to certain employee benefit plans. The Company anticipates that approximately $340 million of cash costs incurred under the multi-year improvement plan will be reimbursed from the escrow account pursuant to the terms of the Escrow Agreement.

Pursuant to the Escrow Agreement, dated as of October 1, 2005, among the Company, Ford and Deutsche Bank Trust Company Americas, Ford paid $400 million into an escrow account for use by the Company to restructure its businesses. The Escrow Agreement provides that the Company will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs, as defined in the Escrow Agreement, and up to one half of the next $300 million of such costs. The Company recorded reimbursements from the escrow account during the three-months ended March 31, 2007 of $41 million, which included restructuring expenses of $31 and other contractually reimbursable costs of $10 million.

Interest

Net interest expense was $40 million in the first quarter of 2007, compared with $39 million in the first quarter of 2006, representing an increase of $1 million. The increase resulted from higher average outstanding debt partially offset by lower average interest rates and increased interest income.

Income Taxes

The provision for income taxes of $17 million for the first quarter of 2007, represents a decrease of $13 million when compared with $30 million in the same period of 2006. The provisions for the three month periods ended March 31, 2007 and 2006 reflect income tax expense related to those countries where the Company is profitable, accrued withholding taxes, certain non-recurring and other discrete items and the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries to the extent not offset by pre-tax other comprehensive income in those jurisdictions. In the first quarter of 2007, pre-tax other comprehensive income, primarily attributable to re-measurement of pension and OPEB plans in the U.S. and Germany, effectively offset approximately $23 million of first quarter pre-tax operating losses in the U.S. and Germany, reducing the Company’s current period valuation allowance resulting in a benefit of $8 million allocated to the current year loss from continuing operations.

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

Credit Ratings

Moody’s current corporate rating of the company is B3 and SGL rating is 3. The rating on senior unsecured debt is Caa2 with a negative outlook. The current corporate rating of the Company by S&P is B and the short term liquidity rating is B-3, with a negative outlook on the rating. Fitch’s current rating on the Company’s senior secured debt is B with a negative outlook.

Any further downgrade in the Company’s credit ratings could reduce its access to capital, increase the costs of future borrowings, and increase the possibility of more restrictive terms and conditions contained in any new or replacement financing arrangements or commercial agreements or payment terms with suppliers.

Asset Securitization

The Company transfers certain customer trade account receivables originating from subsidiaries located in Germany, Portugal, Spain, France and the U.K. (“Sellers”) pursuant to a European securitization agreement (“European Securitization”). The European Securitization agreement extends until August 2011 and provides up to $325 million in funding from the sale of receivables originated by the Sellers and transferred to Visteon Financial Centre P.L.C. (the “Transferor”). The Transferor is a bankruptcy-remote qualifying special purpose entity. Receivables transferred from the Sellers are funded through cash obtained from the issuance of variable loan notes to third-party lenders and through subordinated loans obtained from a wholly-owned subsidiary of the Company.

Availability of funding under the European Securitization depends primarily upon the amount of trade account receivables, reduced by outstanding borrowings under the program and other characteristics of those receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of March 31, 2007, approximately $325 million of the Company’s transferred receivables were considered eligible for borrowing under this facility, $116 million was outstanding and $209 million was available for funding.

Debt and Revolving Credit

The Company had $2,125 million of outstanding long-term debt at March 31, 2007. This debt includes $550 million of notes bearing interest at 8.25% due August 1, 2010, $440 million of notes bearing interest at 7.00% due March 10, 2014, $1,000 million seven-year term loan due June 13, 2013, and $135 million of various other, primarily affiliate, long-term debt instruments with various maturities. As of March 31, 2007, the Company had $243 million of available borrowings under the $350 million five-year ABL credit facility after a reduction for $105 million of obligations under letters of credit. In addition, as of March 31, 2007, the Company had approximately $288 million of available borrowings under other facilities.

Subject to limited exceptions, each of the Company’s direct and indirect, existing and future, domestic subsidiaries as well as certain foreign subsidiaries, acts as guarantor under its term loan credit agreement. The obligations under the credit agreement are secured by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including intellectual property, intercompany debt, the capital stock of nearly all direct and indirect domestic subsidiaries as well as certain foreign subsidiaries, and 65% of the stock of certain foreign subsidiaries, as well as a second-priority lien on substantially all other material tangible and intangible assets of the Company and most of its domestic subsidiaries.

The obligations under the ABL credit agreement are secured by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including real property, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of nearly all direct and indirect domestic subsidiaries (other than those domestic subsidiaries the sole assets of which are capital stock of foreign subsidiaries) and certain foreign subsidiaries, as well as a second-priority lien on substantially all other material tangible and intangible assets of the Company and most of its domestic subsidiaries which secure the Company’s term loan credit agreement.

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

Under certain conditions, amounts outstanding under the credit agreements may be accelerated. Bankruptcy and insolvency events with respect to us or certain of our subsidiaries will result in an automatic acceleration of the indebtedness under the credit agreements. Subject to notice and cure periods in certain cases, other events of default under the credit agreements will result in acceleration of indebtedness under the credit agreements at the option of the lenders. Such other events of default include failure to pay any principal, interest or other amounts when due, failure to comply with covenants, breach of representations or warranties in any material respect, non-payment or acceleration of other material debt, entry of material judgments not covered by insurance, or a change of control of the Company.

At March 31, 2007, the Company was in compliance with applicable covenants and restrictions, as amended, although there can be no assurance that the Company will remain in compliance with such covenants in the future. If the Company was to violate a covenant and not obtain a waiver, the credit agreements could be terminated and amounts outstanding would be accelerated. The Company can provide no assurance that, in such event, that it would have access to sufficient liquidity resources to repay such amounts.

On April 10, 2007, the Company entered into an Agreement to amend and restate the Company’s Credit Agreement (“Amended Credit Agreement”) which provided the Company an additional $500 million secured term loan. Consistent with the existing term loan, the additional term loan will bear interest at a Eurodollar rate plus 3% and will mature on December 13, 2013. Which the Amended Credit Agreement provides for conforming changes to the existing term loan to permit the additional term loan, to require the inclusion of additional collateral and subsidiary guarantors, and to allow for an increase in the amount of the additional term loan by up to $200 million.

Cash Flows

Operating Activities

Cash used by operating activities was $131 million during the first quarter of 2007, compared with a use of $32 million for the same period in 2006. The increase use is largely attributable to a higher net loss, as adjusted for non-cash items, non-recurrence of acceleration of Ford European payments in 2006, and an increase in Ford North American receivable terms from 22 days to 26 days, partially offset by the non-recurrence of the settlement of outstanding payable balances with ACH plants in 2006.

Investing Activities

Cash used in investing activities was $57 million during the first quarter of 2007, compared with $78 million for the same period in 2006. Visteon’s capital expenditures excluding capital leases in the first quarter of 2007 totaled $64 million, compared with $85 million for the same period in 2006, reflecting the Company’s continued focus on capital spending management. During the first quarter of 2007, proceeds from asset disposals were $7 million.

Financing Activities

Cash provided from financing activities totaled $1 million in the first quarter of 2007, compared with $115 million for the same period in 2006. The cash proceeds in 2007 reflect a small increase in consolidated affiliate debt and cash from the exercise of stock options, offset by capital lease payments. Cash provided from financing activities decreased by $114 million when compared to the first quarter of 2006, which included proceeds from the Company’s $350 million secured 18-month term loan, partially offset by repayment of $247 million on the Company’s five-year revolving credit facility.

Off-Balance Sheet Arrangements

Guarantees

The Company has guaranteed certain Tier 2 suppliers’ debt and lease obligations and other third-party service providers’ obligations to ensure the continued supply of essential parts. These guarantees have not, nor does the Company expect they are reasonably likely to have, a material current or future effect on the Company’s financial position, results of operations or cash flows.

Asset Securitization

Transfers under the European Securitization, for which the Company receives consideration other than a beneficial interest, are accounted for as “true sales” under the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and are removed from the balance sheet. The Company recorded true sales of approximately $42 million at a loss of approximately $1 million during the three-months ended March 31, 2007. Transfers under the European Securitization, for which the Company receives a beneficial interest are not removed from the balance sheet and total $574 million as of March 31, 2007. Such amounts are accounted for as trading securities, are recorded at fair value and are subordinated to the interests of the third-party lenders.

The table below provides a reconciliation of the change in interests in account receivables transferred for the period.

Three Months Ended
March 31, 2007
(Dollars in Millions)

Beginning balance	$482
Receivables transferred	1,024
Proceeds from new securitizations	(41)
Proceeds from collections reinvested in securitization	(141)
Cash flows received on interests retained	(750)

Ending balance	$574

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS 159 permits measurement of financial instruments and certain other items at fair value. SFAS 159 is designed to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

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

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets.” This statement amends Statement of Financial Accounting Standards No. 140, (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company adopted SFAS 156 as of January 1, 2007 without a material impact on its consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivatives Instruments and Hedging Activities” and SFAS 140. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 was adopted by the Company as of January 1, 2007 without a material impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”) “Accounting for Income Taxes” and prescribes a recognition threshold and measurement process for recording in the financial statements tax positions taken or expected to be taken in a tax return. The evaluation of a tax position under FIN 48 is a two-step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. For those positions that meet the more likely than not recognition threshold, the second step requires measurement of the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 effective January 1, 2007, without a material impact to the Company’s consolidated financial statements.

Cautionary Statements Regarding Forward-Looking Information

Certain statements contained or incorporated in this Interim Report on Form 10-Q which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and estimates, which are subject to risks and uncertainties including those discussed in Item 1A under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year 2006 and elsewhere in this report. Accordingly, the reader should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent the Company’s estimates and assumptions only as of the date of this report. The Company does not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made. The Company qualifies all of its forward-looking statements by these cautionary statements.

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

Other Financial Information

PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed a limited review of the financial data presented on page 3 through 26 inclusive. The review was performed in accordance with standards for such reviews established by the Public Company Accounting Oversight Board (United States). The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

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

The Company’s primary foreign exchange operating exposures include the Euro, Korean Won, Czech Koruna and Mexican Peso. Because of the mix between the Company’s costs and revenues in various regions, operating results are exposed generally to weakening of the Euro and to strengthening of the Korean Won, Czech Koruna and Mexican Peso. For transactions in these currencies, the Company utilizes a strategy of partial coverage. As of March 31, 2007, the Company’s coverage for projected transactions in these currencies was approximately 70% for 2007.

As of March 31, 2007 and December 31, 2006, the net fair value of foreign currency forward and option contracts was an asset of $1 million and $8 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $78 million and $76 million as of March 31, 2007 and December 31, 2006, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company’s financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

The Company monitors its exposure to interest rate risk principally in relation to fixed-rate and variable-rate debt. The Company uses derivative financial instruments to reduce exposure to fluctuations in interest rates in connection with its risk management policies. Accordingly, the Company has entered into certain fixed-for-variable and variable-for-fixed interest rate swap agreements to manage such interest rate exposures. The Company has entered into interest rate swaps for a portion of the 8.25% notes due August 1, 2010 ($125 million) and a portion of the 7.00% notes due March 10, 2014 ($225 million). These interest rate swaps effectively convert the designated portions of these notes from fixed interest rate to variable interest rate instruments. Additionally, the Company has entered into interest rate swaps for a portion of the $1 billion term loan due 2013 ($200 million), effectively converting the designated portion of this loan from a variable interest rate to a fixed interest rate instrument. Approximately 41% and 43% of the Company’s borrowings were effectively on a fixed rate basis as of March 31, 2007 and December 31, 2006, respectively.

As of March 31, 2007 and December 31, 2006, the net fair value of interest rate swaps was a liability of $17 million and $18 million, respectively. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $4 million as of March 31, 2007 and December 31, 2006. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $7 million and $6 million as of March 31, 2007 and December 31, 2006, respectively. This analysis may overstate the adverse impact on net interest expense because of the short-term nature of the Company’s interest bearing investments.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the information above under Note 17. “Commitments and Contingencies,” to the consolidated financial statements which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. See also, “Cautionary Statements Regarding Forward-Looking Information” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

(a) Exhibits

Please refer to the Exhibit Index on Page 46.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ WILLIAM G. QUIGLEY III
William G. Quigley III
Senior Vice President and Chief Financial Officer

Date: May 9, 2007

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Visteon dated July 24, 2000.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Visteon dated November 14, 2001.
4.1	Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.2	Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.3	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
4.4	Form of Warrant Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
4.5	Form of Stockholder Agreement, dated as of October 1, 2005, between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
4.6	Term sheet dated July 31, 2000 establishing the terms of Visteon’s 8.25% Notes due August 1, 2010, is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated August 16, 2000.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.3	Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.3.1	Amendment Number Two, effective as of October 1, 2005, to Amended and Restated Employee Transition Agreement, dated as of April 1, 2000 and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.4	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.5	Visteon Corporation 2004 Incentive Plan, as amended and restated, is incorporated herein by reference to Appendix C to the Proxy Statement of Visteon dated March 30, 2006.*
10.5.1	Form of Terms and Conditions of Nonqualified Stock Options.*
10.5.2	Form of Terms and Conditions of Restricted Stock Grants.*
10.5.3	Form of Terms and Conditions of Restricted Stock Units.*
10.5.4	Form of Terms and Conditions of Stock Appreciation Rights.*

Exhibit
Number	Exhibit Name

10.6	Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10.6.1	Form of Amendment to Revised Change in Control Agreement constituting Exhibit 10.6 hereto is incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.*
10.6.2	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.6 and Amendment to Revised Change of Control Agreement constituting Exhibit 10.6.1 hereto entered into by Visteon with Messrs. Johnston, Stebbins, Palmer, Donofrio, and Quigley and Ms. Stephenson, is incorporated herein by reference to Exhibit 10.6.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.*
10.7	Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.7.1	Amendments to the Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, effective as of December 14, 2005 is incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.8	Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.8.1	Amendments to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.8.2	Amendment to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of May 10, 2006, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated May 12, 2006.*
10.9	Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.9.1	Amendments to the Visteon Corporation Deferred Compensation Plan, effective as of December 23, 2005 is incorporated herein by reference to Exhibit 10.16.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.10	Employment Agreement dated as of December 7, 2004 between Visteon and William G. Quigley III is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.11	Visteon Corporation Pension Parity Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.11.1	Amendments to the Visteon Corporation Pension Parity Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.12	Visteon Corporation Supplemental Executive Retirement Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*

Exhibit
Number	Exhibit Name

10.12.1	Amendments to the Visteon Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.19.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.12.2	Amendments to the Visteon Corporation Supplemental Executive Retirement Plan, effective as of June 30, 2006, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated June 19, 2006.*
10.13	Amended and Restated Employment Agreement, effective as of March 1, 2007, between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.*
10.14	Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.15	Visteon Corporation Executive Separation Allowance Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.15.1	Amendments to the Visteon Corporation Executive Separation Allowance Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.16	Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain directors and executive officers under the plans constituting Exhibits 10.6, 10.6.1, 10.7, 10.7.1, 10.9, 10.9.1, 10.11, 10.11.1, 10.12, 10.12.1, 10.12.2, 10.15 and 10.15.1 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.17	Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.17.1	First Amendment to Credit Agreement and Consent, dated as of November 27, 2006, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated December 1, 2006.
10.17.2	Second Amendment to Credit Agreement and Consent, dated as of April 10, 2007, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated April 16, 2007.

Exhibit
Number	Exhibit Name

10.18	Amended and Restated Credit Agreement, dated as of April 10, 2007, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse Securities (USA) LLC and Sumitomo Mitsui Banking Corporation, as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated April 16, 2007.
10.18.1	Agreement to Amend and Restate, dated as of April 10, 2007, among Visteon, the several banks and other financial institutions or entities party to the Credit Agreement, dated as of June 13, 2006, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated April 16, 2007.
10.19	Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*
10.20	Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.21	Letter Agreement, effective as of May 23, 2005, between Visteon and Mr. Donald J. Stebbins is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 23, 2005.*
10.22	Visteon Corporation Non-Employee Director Stock Unit Plan is incorporated herein by reference to Appendix D to the Proxy Statement of Visteon dated March 30, 2006.*
10.23	Reserved.
10.24	Visteon Executive Severance Plan is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.25	Form of Executive Retiree Health Care Agreement is incorporated herein by reference to Exhibit 10.28 to the Current Report on Form 8-K of Visteon dated December 9, 2004.*
10.25.1	Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.25 hereto entered into by Visteon with Messrs. Johnston, Stebbins and Palmer and Ms. D. Stephenson is incorporated herein by reference to Exhibit 10.25.1 to the Quarterly Report on Form 10-Q of Visteon dated August 8, 2006.*
10.26	Contribution Agreement, dated as of September 12, 2005, between Visteon and VHF Holdings, Inc. is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.27	Visteon “A” Transaction Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.28	Visteon “B” Purchase Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.29	Escrow Agreement, dated as of October 1, 2005, among Visteon, Ford and Deutsche Bank Trust Company Americas, as escrow agent, is incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.30	Reimbursement Agreement, dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Visteon dated October 6, 2005.

Exhibit
Number	Exhibit Name

10.31	Master Services Agreement, dated as of September 30, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.32	Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.33	Visteon Hourly Employee Conversion Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.34	Visteon Salaried Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.34.1	Amendment to Salaried Employee Lease Agreement and Payment Acceleration Agreement, dated as of March 30, 2006, among Visteon, Ford Motor Company and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.46.1 to the Quarterly Report on Form 10-Q of Visteon dated May 10, 2006.
10.35	Visteon Salaried Employee Lease Agreement (Rawsonville/Sterling), dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.36	Visteon Salaried Employee Transition Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.36.1	Amendment Number One to Visteon Salaried Employee Transition Agreement, effective as of March 1, 2006, between Visteon and Ford is incorporated herein by reference to Exhibit 10.36.1 to the Quarterly Report on Form 10-Q of Visteon dated August 8, 2006.
10.37	Purchase and Supply Agreement, dated as of September 30, 2005, between Visteon (as seller) and Automotive Components Holdings, LLC (as buyer) is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.38	Purchase and Supply Agreement, dated as of September 30, 2005, between Automotive Components Holdings, LLC (as seller) and Visteon (as buyer) is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.39	Purchase and Supply Agreement, dated as of October 1, 2005, between Visteon (as seller) and Ford (as buyer) is incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.40	Intellectual Property Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.40.1	Amendment to Intellectual Property Contribution Agreement, dated as of December 11, 2006, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC, is incorporated herein by reference to Exhibit 10.40.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.
10.41	Software License and Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc. and Automotive Components Holdings, Inc. is incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Visteon dated October 6, 2005.

Exhibit
Number	Exhibit Name

10.42	Intellectual Property License Agreement, dated as of October 1, 2005, among Visteon, Visteon Global Technologies, Inc. and Ford is incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.43	Master Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.44	Master Receivables Purchase & Servicing Agreement, dated as of August 14, 2006, by and among Visteon UK Limited, Visteon Deutschland GmbH, Visteon Sistemas Interiores Espana S.L., Cadiz Electronica SA, Visteon Portuguesa Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International Plc, Citicorp USA, Inc., and Visteon is incorporated herein by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.45	Variable Funding Agreement, dated as of August 14, 2006, by and among Visteon UK Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank International PLC, and certain financial institutions listed therein, is incorporated herein by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.46	Subordinated VLN Facility Agreement, dated as of August 14, 2006, by and among Visteon Netherlands Finance B.V., Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., and Citibank International PLC is incorporated herein by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.47	Master Definitions and Framework Deed, dated as of August 14, 2006, by and among Visteon, Visteon Netherlands Finance B.V., Visteon UK Limited, Visteon Deutschland GmbH, Visteon Systemes Interieurs SAS, Visteon Ardennes Industries SAS, Visteon Sistemas Interiores Espana S.L., Cadiz Electronica SA, Visteon Portuguesa Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International PLC, Citicorp USA, Inc., Wilmington Trust SP Services (Dublin) Limited, and certain financial institutions and other entities listed therein, is incorporated herein by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
12.1	Statement re: Computation of Ratios.
14.1	Visteon Corporation — Ethics and Integrity Policy, as amended effective September 23, 2005 (code of business conduct and ethics) is incorporated herein by reference to Exhibit 14.1 to the Current Report on Form 8-K of Visteon dated September 28, 2005.
15.1	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 9, 2007 relating to Financial Information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated May 9, 2007.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated May 9, 2007.
32.1	Section 1350 Certification of Chief Executive Officer dated May 9, 2007.
32.2	Section 1350 Certification of Chief Financial Officer dated May 9, 2007.

†	Portions of these exhibits have been redacted pursuant to confidential treatment requests filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.