Form 10-Q
period 2007-06-30
VISTEON CORP
filed 2007-08-08
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007, or

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

As of August 3, 2007, the Registrant had outstanding 129,713,659 shares of common stock, par value $1.00 per share.

Exhibit index located on page number 53.

VISTEON CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

INDEX

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Visteon Corporation

We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its subsidiaries as of June 30, 2007 and the related consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2007 and June 30, 2006 and the consolidated statements of cash flows for the six-month periods ended June 30, 2007 and June 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, shareholders’ (deficit) / equity and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2007, except for Note 20, as to which the date is August 3, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
August 8, 2007

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(Dollars in Millions, Except Per Share Data)

Net sales
Products	$2,833	$2,819	$5,591	$5,585
Services	141	138	271	283

	2,974	2,957	5,862	5,868
Cost of sales
Products	2,679	2,507	5,322	5,026
Services	140	137	268	281

	2,819	2,644	5,590	5,307

Gross margin	155	313	272	561

Selling, general and administrative expenses	145	194	314	361
Asset impairments	11	22	51	22
Restructuring expenses	37	12	62	21
Reimbursement from Escrow Account	47	12	82	21

Operating income (loss)	9	97	(73)	178

Interest expense	55	53	104	100
Interest income	14	7	23	15
Debt extinguishment gain	—	8	—	8
Equity in net income of non-consolidated affiliates	14	12	23	19

(Loss) income before income taxes, minority interests, discontinued operations, change in accounting and extraordinary item	(18)	71	(131)	120

Provision for income taxes	28	17	45	47
Minority interests in consolidated subsidiaries	14	10	20	17

Net (loss) income from continuing operations before change in accounting and extraordinary item	(60)	44	(196)	56

Loss from discontinued operations, net of tax	7	2	24	7

Net (loss) income before change in accounting and extraordinary item	(67)	42	(220)	49
Cumulative effect of change in accounting, net of tax	—	—	—	(4)

Net (loss) income before extraordinary item	(67)	42	(220)	45
Extraordinary item, net of tax	—	8	—	8

Net (loss) income	$(67)	$50	$(220)	$53

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.46)	$0.34	$(1.52)	$0.44
Discontinued operations	$(0.06)	$(0.01)	$(0.18)	$(0.06)
Net (loss) earnings	$(0.52)	$0.39	$(1.70)	$0.41

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30	December 31
	2007	2006
	(Dollars in Millions)

ASSETS
Cash and equivalents	$1,473	$1,057
Accounts receivable, net	1,347	1,245
Interests in accounts receivable transferred	551	482
Inventories, net	523	520
Other current assets	284	261

Total current assets	4,178	3,565
Equity in net assets of non-consolidated affiliates	215	224
Property and equipment, net	2,790	3,034
Other non-current assets	143	115

Total assets	$7,326	$6,938

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$100	$100
Accounts payable	1,876	1,825
Accrued employee liabilities	305	323
Other current liabilities	376	320

Total current liabilities	2,657	2,568
Long-term debt	2,605	2,128
Employee benefits, including pensions	674	924
Postretirement benefits other than pensions	637	747
Deferred income taxes	218	170
Other non-current liabilities	363	318
Minority interests in consolidated subsidiaries	274	271

Shareholders’ deficit
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 130 million and 129 million shares outstanding, respectively)	131	131
Stock warrants	127	127
Additional paid-in capital	3,403	3,398
Accumulated deficit	(3,863)	(3,606)
Accumulated other comprehensive income (loss)	113	(216)
Other	(13)	(22)

Total shareholders’ deficit	(102)	(188)

Total liabilities and shareholders’ deficit	$7,326	$6,938

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six -Months Ended
	June 30
	2007	2006
	(Dollars in Millions)

Operating Activities
Net (loss) income	$(220)	$53
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Depreciation and amortization	237	208
Asset impairments	63	22
Non-cash postretirement benefits	27	(72)
Non-cash tax items	(30)	(5)
Equity in net income of non-consolidated affiliates, net of dividends remitted	15	3
Extraordinary item, net of tax	—	(8)
Debt extinguishment gain	—	(8)
Other non-cash items	5	(4)
Change in receivables sold	(65)	(55)
Changes in assets and liabilities:
Accounts receivable and retained interests	(82)	20
Escrow receivable	13	24
Inventories	(22)	(19)
Accounts payable	50	(173)
Postretirement benefits other than pensions	4	10
Income taxes deferred and payable, net	8	18
Other assets and liabilities	12	62

Net cash provided from operating activities	15	76

Investing Activities
Capital expenditures	(144)	(183)
Proceeds from divestiture and asset sales	90	11
Other investments	(1)	—

Net cash used by investing activities	(55)	(172)

Financing Activities
Short-term debt, net	(4)	(373)
Proceeds from debt, net of issuance costs	497	1,176
Principal payments on debt	(18)	(610)
Repurchase of unsecured debt securities	—	(141)
Other, including book overdrafts	(31)	(9)

Net cash provided from financing activities	444	43
Effect of exchange rate changes on cash	12	24

Net increase (decrease) in cash and equivalents	416	(29)
Cash and equivalents at beginning of year	1,057	865

Cash and equivalents at end of period	$1,473	$836

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Description of Business and Company Background

Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of automotive systems, modules and components. The Company sells products primarily to global vehicle manufacturers and also sells to the worldwide aftermarket for replacement and enhancement parts. Headquartered in Van Buren Township, Michigan, with regional headquarters in Kerpen, Germany and Shanghai, China, the Company has a workforce of approximately 43,000 employees and a network of manufacturing operations, technical centers, sales offices and joint ventures in every major geographic region of the world.

The Company maintains significant commercial relationships with Ford Motor Company (“Ford”) and its affiliates. Accordingly, transactions with Ford constitute a significant amount of the Company’s product sales and service revenues, accounts receivable and certain postretirement benefit obligations as summarized below (including amounts from discontinued operations):

	Three-Months Ended		Six-Months Ended
	June 30		June 30
	2007	2006	2007	2006
		(Dollars in Millions)

Net sales
Products	$1,122	$1,371	$2,304	$2,710
Services	$138	$138	$268	$283

	June 30	December 31
	2007	2006
	(Dollars in Millions)

Accounts receivable, net	$355	$348
Postretirement employee benefits	$124	$127

Additionally, as of June 30, 2007 and December 31, 2006, the Company transferred approximately $220 million and $200 million, respectively, of Ford receivables under a European receivables securitization agreement.

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

These interim consolidated financial statements include adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows of the Company for the interim periods presented. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2006 and the notes thereto included in the Company’s Current Report on Form 8-K , as filed with the SEC on August 3, 2007. Interim results are not necessarily indicative of full year results.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivatives Instruments and Hedging Activities” and SFAS 140. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. The Company adopted SFAS 155 as of January 1, 2007 without a material impact on its consolidated financial statements.

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

NOTE 3.	Discontinued Operations

In March 2007, the Company entered into a Master Asset and Share Purchase Agreement (“MASPA”) to sell certain assets and liabilities associated with the Company’s chassis operations (the “Chassis Divestiture”). The Company’s chassis operations are primarily comprised of suspension, driveline and steering product lines and include facilities located in Dueren and Wuelfrath, Germany, Praszka, Poland and Sao Paulo, Brazil. Collectively, these operations recorded sales for the year ended December 31, 2006 of approximately $600 million. The Chassis Divestiture, while representing a significant portion of the Company’s chassis operations, did not result in the complete exit of any of the affected product lines.

Effective May 31, 2007, the Company ceased to produce brake components at its Swansea, Wales, U.K. facility, which resulted in the complete exit of the Company’s global suspension product line. Accordingly, the results of operations of the Company’s global suspension product line have been reclassified to “Loss from discontinued operations, net of tax” on the consolidated statements of operations for the three and six-month periods ended June 30, 2007 and 2006.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Discontinued Operations — (Continued)

A summary of the results of operations for the global suspension systems product line for the three and six-month periods ended June 30, 2007 and 2006 is provided in the table below.

	Three-Months Ended		Six-Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(Dollars in Millions)

Net product sales	$11	$45	$50	$94
Cost of sales	18	46	63	100

Gross margin	(7)	(1)	(13)	(6)
Selling, general and administrative expenses	—	1	1	1
Asset impairments	2	—	12	—
Restructuring expenses	4	—	10	—
Reimbursement from Escrow Account	6	—	12	—

Loss from discontinued operations, net of tax	$7	$2	$24	$7

NOTE 4.	Asset Impairments

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

2007 Asset Impairments

The Company recorded asset impairment charges of $11 million and $51 million during the three and six month periods ended June 30, 2007. These impairment charges were recorded to adjust the carrying value of associated long-lived assets to their estimated fair value in accordance with SFAS 144.

During the first quarter of 2007, the Company determined that assets subject to the Chassis Divestiture including inventory, intellectual property, and real and personal property met the “held for sale” criteria of SFAS 144. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in asset impairment charges of approximately $8 million and $25 million for the three and six month periods ended June 30, 2007, respectively. Approximately $14 million of assets related to the Chassis Divestiture are classified as assets held for sale in the consolidated balance sheets as of June 30, 2007.

In consideration of the MASPA and the Company’s announced exit of the brake manufacturing business at its chassis facility located in Swansea, Wales, U.K., an asset impairment charge of $16 million was recorded to reduce the net book value of certain long-lived assets at the facility to their estimated fair value in the first quarter. The Company’s estimate of fair value was based on market prices, prices of similar assets, and other available information.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Asset Impairments — (Continued)

During the first quarter of 2007, the Company entered into an agreement to sell an Electronics building located in Hiroshima, Japan. The Company determined that this building met the “held for sale” criteria of SFAS 144 as of March 31, 2007 and was recorded at the lower of carrying value or fair value less cost to sell, which resulted in an asset impairment charge of approximately $7 million. The Company expects the sale of the building to close during the second half of 2007. Approximately $4 million related to the Electronics building located in Hiroshima, Japan is classified as assets held for sale in the consolidated balance sheets as of June 30, 2007.

In connection with restructuring activities undertaken at a North American Other facility, the Company recorded an asset impairment of $3 million to reduce the net book value of certain long-lived assets to their estimated fair value during the three-months ended June 30, 2007.

2006 Asset Impairments

The Company recorded asset impairment charges of $22 million during the three month period ended June 30, 2006. These impairment charges were recorded to adjust the carrying value of associated long-lived assets to their estimated fair value in accordance with SFAS 144.

Vitro Flex, S.A. de C.V. (“Vitro Flex”), a Mexican corporation, is a joint venture which was 38% owned by the Company and its subsidiaries. Vitro Flex manufactures and supplies tempered and laminated glass for use in automotive vehicles. In accordance with APB 18, the Company determined that an “other than temporary” decline in the fair market value of this investment occurred. Consequently, the Company reduced the carrying value of its investment in Vitro Flex by approximately $12 million to its estimated fair market value at June 30, 2006.

In connection with restructuring activities undertaken at a European Interiors facility, the Company recorded an asset impairment of $10 million to reduce the net book value of certain long-lived assets to their estimated fair value during the three-months ended June 30, 2006.

NOTE 5.	Restructuring Activities

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

Escrow Agreement

Pursuant to the Escrow Agreement, dated as of October 1, 2005, among the Company, Ford and Deutsche Bank Trust Company Americas, Ford paid $400 million into an escrow account for use by the Company to restructure its businesses. The Escrow Agreement provides that the Company will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs, as defined in the Escrow Agreement, and up to one half of the next $300 million of such costs. Cash in the escrow account is invested at the direction of the Company, in high quality, short-term investments and related investment earnings are credited to the account as earned. Investment earnings become available to reimburse the Company’s restructuring costs following the use of the first $250 million of available funds.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Restructuring Activities — (Continued)

The following table provides a reconciliation of amounts available in the escrow account.

	Three-Months Ended	Six-Months Ended	Inception through
	June 30, 2007	June 30, 2007	June 30, 2007
	(Dollars in Millions)

Beginning escrow account available	$268	$319	$400
Add: Investment earnings	3	7	27
Deduct: Disbursements for restructuring costs	(52)	(107)	(208)

Ending escrow account available	$219	$219	$219

As of June 30, 2007 and December 31, 2006, approximately $42 million and $55 million, respectively, of amounts receivable from the escrow account were included in the consolidated balance sheets.

Restructuring Reserves

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three and six-month periods ended June 30, 2007. Substantially all of the Company’s restructuring expenses are related to employee severance and termination benefit costs. Restructuring expenses included in the table below include $4 million and $10 million related to discontinued operations for the three and six month periods ended June 30, 2007. Such expenses are included in “Loss from discontinued operations, net of tax” on the consolidated statements of operations.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2006	$18	$21	$2	$12	$53
Expenses	—	—	6	25	31
Utilization	(5)	(3)	(1)	(13)	(22)

March 31, 2007	13	18	7	24	62
Expenses	15	13	1	12	41
Utilization	(8)	(3)	(1)	(19)	(31)

June 30, 2007	$20	$28	$7	$17	$72

2007 Restructuring Actions

During the three-months ended June 30, 2007 the Company recorded restructuring expenses of approximately $41 million under the previously announced multi-year improvement plan, including the following significant actions:

•	The Company recorded $10 million of employee severance and termination benefit costs for approximately 150 employees at a European Interiors facility related to the planned transfer of production to other facilities.

•	Approximately $8 million of employee severance and termination benefit costs were recorded for approximately 40 hourly and 20 salaried employees at various European facilities.

•	The Company recorded $7 million related to the previously announced closure of a North American Climate facility. Of this amount, $6 million relates to employee severance and termination benefits and the remaining $1 million is for lease termination costs.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Restructuring Activities — (Continued)

•	The Company continues to evaluate its general and administrative support infrastructure and continues to reduce such costs as related to restructuring actions taken under the multi-year improvement plan. As a result, $6 million of employee severance and termination benefit costs were recorded related to approximately 55 salaried employees.

•	The Company recorded $4 million of employee severance and termination benefit charges related to the Company’s previously announced exit of its brake manufacturing business at a European Other facility. The charges relate to approximately 85 hourly and 15 salaried employees. These expenses are classified as “Loss from discontinued operations, net of tax” on the consolidated statements of operations.

•	The Company recorded an estimate of employee severance and termination benefit costs of approximately $4 million for the probable payment of such post-employment benefits in connection with the multi-year improvement plan.

The Company has incurred $185 million in cumulative restructuring costs related to the multi-year improvement plan including $74 million, $44 million, $39 million and $28 million for the Other, Climate, Interiors and Electronics product groups, respectively. Substantially all restructuring expenses recorded to date relate to employee severance and termination benefit costs and are classified as “Restructuring expenses” on the consolidated statements of operations. As of June 30, 2007, the restructuring reserve balance of $72 million is entirely attributable to the multi-year improvement plan.

The Company currently estimates that the total cash cost associated with this multi-year improvement plan will be approximately $430 million. The Company continues to achieve targeted cost reductions associated with the multi-year improvement plan at a lower cost than expected due to higher levels of employee attrition and lower per employee severance cost resulting from changes to certain employee benefit plans. The Company anticipates that approximately $350 million of cash costs incurred under the multi-year improvement plan will be reimbursed from the escrow account pursuant to the terms of the Escrow Agreement. While the Company anticipates full utilization of funds available under the Escrow Agreement, any amounts remaining in the escrow account after December 31, 2012 will be disbursed to the Company pursuant to the terms of the Escrow Agreement. It is possible that actual cash restructuring costs could vary significantly from the Company’s current estimates resulting in unexpected costs in future periods. Generally, charges are recorded as elements of the plan are finalized and the timing of activities and the amount of related costs are not likely to change.

NOTE 6.	Extraordinary Item

On April 27, 2006 the Company’s wholly-owned, consolidated subsidiary Carplastic, S.A. de C.V. acquired the real property, inventory, tooling and equipment of Guide Lighting Technologies of Mexico S. de R.L. de C.V., a lighting manufacturing facility located in Monterrey, Mexico.

In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations,” the Company allocated the purchase price to the assets and liabilities acquired. The sum of the amounts assigned to the assets and liabilities acquired exceeded the cost of the acquired entity and that excess was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired non-financial assets (i.e. property and equipment). An excess of $8 million remained after reducing to zero the amounts that otherwise would have been assigned to the non-financial assets and was recorded as an extraordinary gain in the accompanying consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Stock-Based Compensation

During the three-months ended June 30, 2007, the Company granted stock-based compensation as follows:

•	Approximately 27,000 stock options, 47,000 stock appreciation rights (“SARs”), and 200,000 restricted stock units (“RSUs”) under the 2004 Visteon Incentive Compensation Plan. As of June 30, 2007, there were approximately 7 million shares of common stock available for grant under this plan.

•	Approximately 16,000 restricted stock awards (“RSAs”) under the Visteon Corporation Employees Equity Incentive Plan. As of June 30, 2007, there were approximately 1 million shares of common stock available for grant under this plan.

Weighted average assumptions used to estimate the fair value of stock-based compensation awards during the three-months ended June 30, 2007 were as follows:

	Three-Months Ended
	June 30, 2007
	SARS	Stock Options

Expected term (in years)	5.52	4-6
Risk-free interest rate	4.89%	4.68%-4.70%
Expected volatility	58%	59%
Expected dividend yield	0.0%	0.0%

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123(R)”), “Share-Based Payments”, using the modified-prospective method. The cumulative effect, net of tax, of adopting SFAS 123(R) was $4 million or $0.03 per share as of January 1, 2006.

NOTE 8.	Asset Securitization

Effective August 14, 2006, the Company entered into a European accounts receivable securitization facility (“European Securitization”) that extends until August 2011 and provides up to $325 million in funding from the sale of certain customer trade account receivables originating from Company subsidiaries located in Germany, Portugal, Spain, France and the U.K. (“Sellers”). Under the European Securitization, receivables originated by the Sellers and certain of their subsidiaries are transferred to Visteon Financial Centre P.L.C. (the “Transferor”). The Transferor is a bankruptcy-remote qualifying special purpose entity. Receivables transferred from the Sellers are funded through cash obtained from the issuance of variable loan notes to third-party lenders and through subordinated loans obtained from a wholly-owned subsidiary of the Company, which represent the Company’s retained interest in the receivables transferred.

Transfers under the European Securitization, for which the Company receives consideration other than a beneficial interest, are accounted for as “true sales” under the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and are removed from the balance sheet. Transfers under the European Securitization, for which the Company receives a beneficial interest are not removed from the balance sheet and total $551 million and $482 million as of June 30, 2007 and December 31, 2006, respectively. Such amounts are recorded at fair value and are subordinated to the interests of third-party lenders. Securities representing the Company’s retained interests are accounted for as trading securities under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Availability of funding under the European Securitization depends primarily upon the amount of trade account receivables, reduced by outstanding borrowings under the program and other characteristics of

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Asset Securitization — (Continued)

those receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of June 30, 2007, approximately $325 million of the Company’s transferred receivables were considered eligible for borrowing under this facility, $92 million was outstanding and $233 million was available for funding. The Company recorded losses of $3 million and $4 million for the three and six-month periods ended June 30, 2007 related to receivables sold under the European Securitization.

The table below provides a reconciliation of the change in interests in account receivables transferred for the period.

	Three-Months Ended	Six-Months Ended
	June 30, 2007	June 30, 2007
	(Dollars in Millions)

Beginning balance	$574	$482
Receivables transferred	865	1,889
Proceeds from new securitizations	—	(41)
Proceeds from collections reinvested in securitization	(116)	(257)
Cash flows received on interests retained	(772)	(1,522)

Ending balance	$551	$551

NOTE 9.	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of inventories is provided below:

	June 30	December 31
	2007	2006
	(Dollars in Millions)

Raw materials	$155	$154
Work-in-process	251	266
Finished products	171	157

	577	577
Valuation reserves	(54)	(57)

	$523	$520

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Other Assets

Other current assets are summarized as follows:

	June 30	December 31
	2007	2006
	(Dollars in Millions)

Recoverable taxes	$123	$95
Current deferred tax assets	49	47
Escrow receivable	42	55
Prepaid assets	27	22
Customer deposits	25	23
Other	18	19

	$284	$261

Other non-current assets are summarized as follows:

	June 30	December 31
	2007	2006
	(Dollars in Millions)

Non-current deferred tax assets	$48	$45
Unamortized debt costs and other intangible assets	36	35
Assets held for sale	27	—
Notes receivable	11	13
Other	21	22

	$143	$115

NOTE 11.	Non-Consolidated Affiliates

The Company had $215 million and $224 million of equity in the net assets of non-consolidated affiliates at June 30, 2007 and December 31, 2006, respectively. The Company recorded equity in net income of non-consolidated affiliates of $14 million and $12 million for the three-month periods ended June 30, 2007 and 2006. For the six-month periods ended June 30, 2007 and 2006, the Company recorded $23 million and $19 million, respectively. The following table presents summarized financial data for the Company’s non-consolidated affiliates. The amounts included in the table below represent 100% of the results of operations of the Company’s non-consolidated affiliates accounted for under the equity method. Yanfeng Visteon Automotive Trim Systems Co., Ltd (“Yanfeng”), of which the Company owns a 50% interest, is considered a significant non-consolidated affiliate and is shown separately below.

Summarized financial data for the three-month period ended June 30 are as follows:

	Net Sales		Gross Margin		Net Income
	2007	2006	2007	2006	2007	2006
	(Dollars in Millions)

Yanfeng Visteon Automotive Trim Systems Co., Ltd.	$248	$168	$46	$29	$21	$14
All other	179	194	30	35	7	10

	$427	$362	$76	$64	$28	$24

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Non-Consolidated Affiliates — (Continued)

Summarized financial data for the six-month period ended June 30 are as follows:

	Net Sales		Gross Margin		Net Income
	2007	2006	2007	2006	2007	2006
	(Dollars in Millions)

Yanfeng Visteon Automotive Trim Systems Co., Ltd.	$438	$324	$77	$56	$34	$25
All other	348	331	53	50	12	13

	$786	$655	$130	$106	$46	$38

The Company’s share of net assets and net income is reported in the consolidated financial statements as “Equity in net assets of non-consolidated affiliates” on the consolidated balance sheets and “Equity in net income of non-consolidated affiliates” on the consolidated statements of operations. Included in the Company’s accumulated deficit is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $109 million and $123 million at June 30, 2007 and December 31, 2006, respectively.

NOTE 12.	Property and Equipment

Property and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property and equipment, net is provided below:

	June 30	December 31
	2007	2006
	(Dollars in Millions)

Land	$109	$112
Buildings and improvements	1,110	1,221
Machinery, equipment and other	3,788	4,065
Construction in progress	111	125

Total property and equipment	5,118	5,523
Accumulated depreciation	(2,477)	(2,653)

	2,641	2,870
Product tooling, net of amortization	149	164

Property and equipment, net	$2,790	$3,034

Depreciation and amortization expenses are summarized as follows:

			Six-Months Ended
	Three-Months Ended June 30		June 30
	2007	2006	2007	2006
	(Dollars in Millions)

Depreciation	$104	$93	$212	$181
Amortization	12	13	25	27

	$116	$106	$237	$208

The Company recorded approximately $12 million and $22 million of accelerated depreciation expense for the three and six months ended June 30, 2007, respectively, representing the shortening of estimated useful lives of certain assets (primarily machinery and equipment) in connection with the Company’s restructuring activities.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Other Liabilities

Other current liabilities are summarized as follows:

	June 30	December 31
	2007	2006
	(Dollars in Millions)

Restructuring reserves	$72	$53
Interest	62	53
Product warranty and recall	53	53
Value added taxes payable	34	17
Income taxes payable	20	23
Non-income tax liabilities	17	14
Deposits	11	6
Deferred income taxes	9	8
Legal and environmental	6	7
Other accrued liabilities	92	86

	$376	$320

Other non-current liabilities are summarized as follows:

	June 30	December 31
	2007	2006
	(Dollars in Millions)

Non-income tax liabilities	$95	$106
Product warranty and recall	53	52
Deferred income	60	56
Other	155	104

	$363	$318

NOTE 14.	Debt

Short-term and long-term debt, including the fair market value of related interest rate swaps, were as follows:

	June 30	December 31
	2007	2006
	(Dollars in Millions)

Short-term debt
Current portion of long-term debt	$37	$31
Other — short-term	63	69

Total short-term debt	100	100

Long-term debt
8.25% notes due August 1, 2010	548	550
Term loan due June 13, 2013	1,000	1,000
Term loan due December 13, 2013	500	—
7.00% notes due March 10, 2014	435	439
Other	122	139

Total long-term debt	2,605	2,128

Total debt	$2,705	$2,228

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Debt — (Continued)

On April 10, 2007, the Company entered into an Agreement to amend and restate its Credit Agreement (“Amended Credit Agreement”) to provide an additional $500 million secured term loan. Consistent with the existing term loan, the additional term loan will bear interest at a Eurodollar rate plus 3% and will mature on December 13, 2013.

NOTE 15.	Employee Retirement Benefits

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

The Company re-measured plan assets and obligations as of January 1, 2007 consistent with the provisions of SFAS 158. As a result of the SFAS 158 re-measurement, the Company recorded a reduction to the pension liability of approximately $100 million, a reduction of the OPEB liability of approximately $90 million and an increase to accumulated other comprehensive income of approximately $190 million. The Company also adjusted the January 1, 2007 retained earnings balance by approximately $33 million, representing the net periodic benefit costs for the period between September 30, 2006 and January 1, 2007 that would have been recognized on a delayed basis during the first quarter of 2007 absent the change in measurement date. The net periodic benefit costs for 2007 are based on this January 1, 2007 measurement or subsequent re-measurements.

The components of the Company’s net periodic benefit costs for the three-month periods ended June 30, 2007 and June 30, 2006 were as follows:

	Retirement Plans				Health Care and Life
	U.S. Plans		Non-U.S. Plans		Insurance Benefits
	2007	2006	2007	2006	2007	2006
	(Dollars in Millions)

Service cost	$6	$13	$6	$8	$1	$4
Interest cost	18	18	17	16	8	10
Expected return on plan assets	(19)	(18)	(13)	(12)	—	—
Amortization of:
Plan amendments	—	1	2	2	(12)	(12)
Actuarial losses and other	1	2	3	5	4	7
Special termination benefits	—	1	—	—	—	—
Settlements	—	—	13	—	—	—
Curtailments	—	(11)	—	—	(3)	(37)

Visteon sponsored plan net periodic benefit costs	6	6	28	19	(2)	(28)
Expense for Visteon-assigned Ford-UAW and certain salaried employees	—	—	—	—	(1)	(3)

Net periodic benefits costs, excluding restructuring	$6	$6	$28	$19	$(3)	$(31)

Special termination benefits	1	—	8	—	—	—

Total employee retirement benefit related restructuring costs	$1	$—	$8	$—	$—	$—

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Employee Retirement Benefits — (Continued)

The components of the Company’s net periodic benefit costs for the six-month periods ended June 30, 2007 and June 30, 2006 were as follows:

	Retirement Plans				Health Care and Life
	U.S. Plans		Non-U.S. Plans		Insurance Benefits
	2007	2006	2007	2006	2007	2006
	(Dollars in Millions)

Service cost	$13	$29	$14	$17	$3	$8
Interest cost	36	37	36	33	16	21
Expected return on plan assets	(38)	(36)	(27)	(25)	—	—
Amortization of:
Plan amendments	1	3	3	3	(23)	(25)
Actuarial losses and other	1	3	6	10	8	14
Special termination benefits	—	1	—	—	—	—
Settlements	—	—	30	—	—	—
Curtailments	10	(11)	—	(1)	(9)	(37)

Visteon sponsored plan net periodic benefit costs	23	26	62	37	(5)	(19)
Expense for Visteon-assigned Ford-UAW and certain salaried employees	—	(3)	—	—	(2)	(28)

Net periodic benefits costs, excluding restructuring	$23	$23	$62	$37	$(7)	$(47)

Special termination benefits	3	—	8	—	—	—

Total employee retirement benefit related restructuring costs	$3	$—	$8	$—	$—	$—

Curtailments and Settlements

Curtailment and settlement gains and losses are recorded in accordance with Statement of Financial Accounting Standards Nos. 88 (“SFAS 88”), “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and are classified in the Company’s consolidated statements of operations as “Cost of sales” or “Selling, general and administrative expenses”. Qualifying curtailment and settlement losses related to the Company’s restructuring activities are reimbursable under the terms of the Escrow Agreement. The Company recorded curtailments and settlements as follows:

•	The Company recorded curtailment gains of $3 million and $9 million for the three and six months ended June 30, 2007 related to elimination of employee benefits associated with a U.S. OPEB plan in connection with employee headcount reductions under previously announced restructuring actions.

•	The Company recorded a settlement loss of $13 million during the three-months ended June 30, 2007 related to employee retirement benefit obligations under certain German retirement plans for employees of the Dueren and Wuelfrath, Germany facilities, which were included in the Chassis Divestiture.

•	The Company recorded curtailment gains during the second quarter of 2006 of $37 million and $11 million related to the reduction in expected years of future service in Visteon sponsored OPEB and retirement plans, respectively. The reduction in future service resulted from the transfer of Company employees to Ford in connection with their January 1, 2006 acquisition of two plants from ACH located in Rawsonville, MI and Sterling Heights, MI (“Rawsonville-Sterling Transaction”).

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Employee Retirement Benefits — (Continued)

•	The Company recorded a settlement loss of $17 million during the three-months ended March 31, 2007 related to employee retirement benefit obligations under a Canadian retirement plan for employees of the Markham, Ontario facility, which was closed in 2002.

•	The Company recorded a curtailment loss of $10 million for the three month period ended March 31, 2007 related to employee retirement benefit obligations under certain U.S. retirement plans in connection with previously announced restructuring actions.

As of June 30, 2007, the Company expects to record curtailment gains of approximately $77 million for retiree health plans in future periods as employees are terminated in connection with the multi-year improvement plan.

Retirement Benefit Related Restructuring Expenses

In addition to retirement benefit expenses, the Company recorded $9 million and $11 million for the three and six months ended June 30, 2007, respectively, for retirement benefit related restructuring charges. Such charges generally relate to special termination benefits, voluntary termination incentives, and pension losses and are the result of various restructuring actions as described in Note 5 “Restructuring Activities”. Retirement benefit related restructuring charges are recorded in accordance with SFAS 87, 88, 106, 112 and 158, are initially classified as restructuring expenses and related reserves are subsequently reclassified to retirement benefit liabilities.

Contributions

During the six-month period ended June 30, 2007, contributions to the Company’s U.S. retirement plans and postretirement health care and life insurance plans were $16 million and $12 million, respectively, and contributions to non-U.S. retirement plans were $47 million. The Company presently anticipates additional contributions to its U.S. retirement plans and postretirement health care and life insurance plans of $36 million and $17 million, respectively, in 2007. The Company also anticipates additional 2007 contributions to non-U.S. retirement plans of $32 million.

Other

During the six-months ended June 30, 2007, the Company recorded a reduction of its pension liability of approximately $100 million, a reduction of its OPEB liability of approximately $30 million, and an increase in accumulated other comprehensive income of approximately $130 million. These adjustments were due to a U.S. salaried plan amendment which reduced disability retirement benefits, the elimination of future benefits under German pension plans resulting from the sale of chassis operations located in Dueren and Wuelfrath, Germany and other pension and OPEB plans affected by actions under the multi-year improvement plan.

During the six-months ended June 30, 2006, the Company recorded a reduction in its postretirement benefit payable to Ford of approximately $24 million. This reduction resulted from the transfer of Company employees to Ford in connection with the Rawsonville-Sterling Transaction.

NOTE 16.	Income Taxes

Adoption of FIN 48

Effective January 1, 2007, the Company adopted FIN 48, which establishes a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Income Taxes — (Continued)

In connection with the adoption of FIN 48 and beginning January 1, 2007, the Company classified all interest and penalties as income tax expense. Prior to the adoption of FIN 48, the Company’s policy was to record interest and penalties related to income tax contingencies as a component of income before taxes. Accrued interest and penalties was $20 million at January 1, 2007. Estimated interest and penalties related to the underpayment of income taxes totaled approximately $2 million for the six-months ended June 30, 2007.

Unrecognized Tax Benefits

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

The Company’s gross unrecognized tax benefits as of January 1 were approximately $150 million, of which approximately $55 million would impact the effective tax rate if recognized. The gross unrecognized tax benefits differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions will not impact the effective tax rate in current or future periods.

During the second quarter of 2007, the Company increased its unrecognized tax benefits through income tax expense by approximately $17 million primarily as a result of certain positions taken in tax returns filed in the quarter, as well as those expected to be taken in future tax returns in certain non-U.S. jurisdictions.

It is reasonably possible that the amount of the Company’s unrecognized tax benefits may change within the next twelve months as a result of settlement of ongoing audits or for positions expected to be taken in future tax returns, primarily related to transfer pricing-related initiatives. An estimate of the range of reasonably possible outcomes, however, cannot be made at this time. Further, substantially all of the Company’s unrecognized tax benefits relate to uncertain tax positions that are not currently under review by taxing authorities and therefore, the Company is unable to specify the future periods in which it may be obligated to settle such amounts.

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

The Company’s provisions for income taxes of $28 million and $45 million for the three and six-month periods ended June 30, 2007 reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes and certain non-recurring and other discrete tax items. Additionally, the provision also reflects the Company’s inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries to the extent not offset by other categories of income.

SFAS 109 generally requires that the amount of tax expense or benefit allocated to continuing operations be determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when there is a pre-tax loss

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Income Taxes — (Continued)

from continuing operations and net pre-tax income from other categories in the current year. In such instances, net pre-tax income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year operating losses, net pre-tax income from other sources, including other comprehensive income, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. During the three and six months ended June 30, 2007, net pre-tax income from other categories of income or loss, in particular, pre-tax other comprehensive income primarily attributable to re-measurement of pension and OPEB plans in the U.S. and Germany, offset approximately $54 million and $77 million, respectively of pre-tax operating losses in the U.S. and Germany, reducing the Company’s current period valuation allowance resulting in a benefit of $19 million and $27 million allocated to the current year loss from continuing operations for the three and six months ended June 30, 2007, respectively.

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

NOTE 17.	Comprehensive Income (Loss)

Comprehensive income (loss), net of tax is summarized below:

	Three-Months Ended		Six-Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(Dollars in Millions)

Net (loss) income	$(67)	$50	$(220)	$53
Pension and other postretirement benefit adjustments	44	—	109	—
Change in foreign currency translation adjustments	22	28	32	64
Unrealized gains/(losses) on derivatives	1	(7)	(2)	(11)

	$—	$71	$(81)	$106

Accumulated other comprehensive income (loss) is comprised of the following:

	June 30	December 31
	2007	2006
	(Dollars in Millions)

Foreign currency translation adjustments	$198	$166
Pension and other postretirement benefit adjustments, net of tax	(79)	(378)
Unrealized gains/(losses) on derivatives	(6)	(4)

	$113	$(216)

NOTE 18.	(Loss) Earnings Per Share

Basic (loss) earnings per share of common stock is calculated by dividing reported net (loss) income by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. The calculation of diluted (loss) earnings per share takes into account the effect of

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	(Loss) Earnings Per Share — (Continued)

dilutive potential common stock, such as stock options, and contingently returnable shares, such as restricted stock.

	Three-Months Ended		Six-Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(Dollars in Millions)

Numerator:
Net (loss) income from continuing operations before change in accounting and extraordinary item	$(60)	$44	$(196)	$56
Loss from discontinued operations, net of tax	7	2	24	7

Net (loss) income before change in accounting and extraordinary item	$(67)	$42	$(220)	$49
Cumulative effect of change in accounting, net of tax	—	—	—	(4)

Net (loss) income before extraordinary item	(67)	42	(220)	45
Extraordinary item, net of tax	—	8	—	8

Net (loss) income	$(67)	$50	$(220)	$53

Denominator:
Average common stock outstanding	129.6	128.0	129.3	128.2
Less: Average restricted stock outstanding	(0.1)	(0.2)	(0.1)	(0.7)

Basic shares	129.5	127.8	129.2	127.5
Net dilutive effect of restricted stock	—	0.1	—	0.1

Diluted shares	129.5	127.9	129.2	127.6

Per Share Data:
Basic and diluted (loss) earnings per share from continuing operations before change in accounting and extraordinary item	$(0.46)	$0.34	$(1.52)	$0.44
Loss from discontinued operations, net of tax	(0.06)	(0.01)	(0.18)	(0.06)

Basic and diluted (loss) earnings per share before change in accounting and extraordinary item	$(0.52)	$0.33	$(1.70)	$0.38
Cumulative effect of change in accounting, net of tax	—	—	—	(0.03)

Basic and diluted (loss) earnings per share before extraordinary item	(0.52)	0.33	(1.70)	0.35
Extraordinary item, net of tax	—	0.06	—	0.06

Basic and diluted (loss) earnings per share	$(0.52)	$0.39	$(1.70)	$0.41

Stock options to purchase approximately 13 million shares of common stock and warrants to purchase 25 million shares of common stock were not included in the computation of diluted loss per share because the effect of including them would have been anti-dilutive for the three and six-months ended June 30, 2007.

NOTE 19.	Commitments and Contingencies

Guarantees

The Company has guaranteed approximately $65 million and $77 million of debt capacity held by consolidated and unconsolidated subsidiaries and $98 million and $97 million for lifetime lease payments held by consolidated subsidiaries at June 30, 2007 and December 31, 2006, respectively. In addition, the

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Commitments and Contingencies — (Continued)

Company has guaranteed certain Tier 2 suppliers’ debt and lease obligations and other third-party service providers’ obligations of up to $6 million and $17 million at June 30, 2007 and December 31, 2006 respectively, to ensure the continued supply of essential parts.

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

In June 2006, the Company and Ford Motor Company were named as defendants in a purported class action lawsuit brought under ERISA in the United States District Court for the Eastern District of Michigan on behalf of certain former salaried employees of the Company associated with two plants located in Michigan. The complaint alleged that the Company and Ford violated their fiduciary duties under ERISA when they established and spun off the Company and allocated certain pension liabilities between them, and later when they transferred the subject employees to Ford as new hires in 2006 after Ford acquired the plants. In July 2007, the motion to dismiss the complaint filed on behalf of the Company and Ford was granted in part and denied in part.

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

The following table provides a reconciliation of changes in product warranty and recall liability for the six-months ended June 30, 2007 and 2006:

	Product Warranty and Recall
	2007	2006
	(Dollars in Millions)

Beginning balance, December 31	$105	$148
Accruals for products shipped	24	22
Changes in estimates	(3)	2
Settlements	(20)	(13)

Ending balance, June 30	$106	$159

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

The Company is aware of contamination at some of its properties and relating to various third-party superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites and at June 30, 2007, had recorded a reserve of approximately $9 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Although the Company believes its reserve is adequate based on current information, the Company cannot provide assurance that the eventual environmental investigation, cleanup costs and related liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at June 30, 2007 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20. Segment Information — (Continued)

The Company’s operating structure is comprised of the following: Climate, Electronics, Interiors and Other. These global product groups have financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio. Within each of the global product groups, certain facilities manufacture a broader range of the Company’s total product line offering and are not limited to the primary product line. Regional customer groups are responsible for the marketing, sales and service of the Company’s product portfolio to its customer base. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment. In addition to these global product groups, the Company also operates Visteon Services, a centralized administrative function to monitor and facilitate transactions with ACH for the costs of leased employees and other services provided to ACH by the Company. As a result of the Chassis Divestiture, Visteon Services will also provide transitional administrative support to the buyer for a period of up to eighteen months.

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

Overview of Segments

•	Climate: The Company’s Climate product group includes facilities that primarily manufacture climate air handling modules, powertrain cooling modules, climate controls, heat exchangers, compressors, fluid transport, and engine induction systems.

•	Electronics: The Company’s Electronics product group includes facilities that primarily manufacture audio systems, infotainment systems, driver information systems, powertrain and feature control modules, electronic control modules and lighting.

•	Interiors: The Company’s Interior product group includes facilities that primarily manufacture instrument panels, cockpit modules, door trim and floor consoles.

•	Other: The Company’s Other product group includes facilities that primarily manufacture fuel products, chassis products, powertrain products, alternators and starters, as well as parts sold and distributed to the automotive aftermarket.

•	Services: The Company’s Services operations supply leased personnel and transition services as required by certain agreements entered into by the Company with ACH as a part of the ACH Transactions. Pursuant to the Master Services Agreement and the Salaried Employee Lease Agreement the Company, agreed to provide ACH with certain information technology, personnel and other services to enable ACH to conduct its business. Services to ACH are provided at a rate approximately equal to the Company’s cost until such time the services are no longer required by ACH or the expiration of the related agreement. In addition to services provided to ACH, the Company has also agreed to provide certain transition services related to the Chassis Divestiture. The Company expects to provide these services for a period of up to eighteen months.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20. Segment Information — (Continued)

Net Sales, Gross Margin and Operating Assets

A summary of net sales and gross margin by segment is provided below:

	Net Sales
	Three-Months		Six-Months		Gross Margin
	Ended		Ended		Three-Months Ended		Six-Months Ended
	June 30		June 30		June 30		June 30
	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in Millions)

Climate	$891	$840	$1,713	$1,640	$53	$66	$93	$120
Electronics	914	911	1,786	1,792	64	119	126	224
Interiors	813	765	1,582	1,518	29	28	33	52
Other	391	468	867	990	10	50	36	91
Eliminations	(176)	(165)	(357)	(355)	—	—	—	—

Total products	2,833	2,819	5,591	5,585	156	263	288	487
Services	141	138	271	283	1	1	3	2

Total segments	2,974	2,957	5,862	5,868	157	264	291	489
Reconciling Items
ACH	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	(2)	49	(19)	72

Total consolidated	$2,974	$2,957	$5,862	$5,868	$155	$313	$272	$561

A summary of operating assets by segments is provided below:

	Inventories		Property and Equipment, net
	June 30	December 31	June 30	December 31
	2007	2006	2007	2006
	(Dollars in Millions)

Climate	$197	$161	$937	$962
Electronics	147	135	749	796
Interiors	64	62	490	478
Other	115	162	105	259

Total products	523	520	2,281	2,495
Reconciling Items
Corporate	—	—	509	539

Total consolidated	$523	$520	$2,790	$3,034

Reconciling Items

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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20. Segment Information — (Continued)

Reclassification

Segment information for the three and six-months ended June 30, 2006 and as of December 31, 2006 has been reclassified to reflect the alignment of the Company’s South American operations with their respective global product groups during the first quarter of 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition, and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Current Report on Form 8-K dated August 3, 2007, as filed with the Securities and Exchange Commission and the financial statements and accompanying notes to the financial statements included herein. The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, including normal recurring adjustments, necessary for a fair presentation of such information.

Executive Summary

Visteon is a leading global supplier of climate, interiors, electronics and other automotive systems, modules and components to vehicle manufacturers as well as to the automotive aftermarket. The Company sells to all the of the world’s largest vehicle manufacturers including BMW, DaimlerChrysler, Ford, General Motors, Honda, Hyundia / Kia, Nissan, Peugot, Renault, Toyota and Volkswagen. The Company has a broad network of manufacturing, technical engineering and joint venture operations throughout the world, supported by approximately 43,000 employees dedicated to the design, development, manufacture and support of its product offering and its global customers. The Company conducts its business across five segments including, Climate, Interiors, Electronics, Other and Services.

By leveraging its extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in key climate, interiors and electronics product groups and to improve overall margins, long-term operating profitability and cash flows. To achieve these goals and to respond to industry factors and trends, the Company is working to restructure its business, improve its operations and achieve profitable growth.

Financial results for the three-months ended June 30, 2007 are summarized as follows:

•	Product sales from continuing operations of $2.83 billion, of which non-Ford customers accounted for 61%

•	Product gross margin of approximately 5.4%, down from approximately 11.1% for the same period of 2006

•	Selling, general and administrative expenses of $145 million, $49 million lower than the same period in 2006

•	Net loss of $67 million or $0.52 per share, compared to net income of $50 million or $0.39 per share for the same period in 2006

•	Cash of approximately $1.5 billion as of June 30, 2007, $400 million higher than as of December 31, 2006

•	Cash provided from operating activities of $146 million, compared to cash provided from operating activities of $108 million for the same period in 2006

•	Capital expenditures of $80 million, lower than the same period in 2006 by $18 million

Sales and New Business

Sales from continuing operations were $2.97 billion for the three-months ended June 30, 2007 compared to sales from continuing operations of $2.96 billion for the same period in 2006. Sales from continuing operations for the second quarter of 2007 included favorable foreign currency of $111 million offset by the impact of divestitures, lower North American production volumes, customer pricing and changes in product mix. The Company’s sales remain well balanced by core product group with Climate sales of $891 million or 30%, Electronics sales of $914 million or 30% and Interiors sales of $813 million or 27%.

While the distribution of the Company’s sales has remained consistent across its core product groups, product sales on a regional basis experienced a significant shift during the three and six months ended June 30, 2007. North American product sales decreased $170 million and $389 million for the three and six month periods ended June 30, 2007, respectively. The sales decline in North America was primarily driven by decreases in Ford and Nissan vehicle production volumes and past Ford sourcing actions. European product sales increased $26 million and $209 million for the three and six-month periods ended June 30, 2007, respectively. The increases include favorable foreign currency primarily related to the strengthening of the Euro and increased Ford Europe production volumes, partially offset by $96 million of sales from divested chassis facilities. Asia product sales increased by $136 million and $239 million for the three and six-month periods ended June 30, 2007, respectively. The increases are attributable to increased customer production volumes, new business and foreign currency reflecting a strengthened Korean Won.

The automotive industry remains challenging, primarily in North America with continued market share pressures concentrated with U.S. vehicle manufacturers. Continued declines in North American vehicle production from some of the Company’s key customers will continue to adversely affect the Company’s operating results. However, the Company continues to work with other vehicle manufacturers to further its sales growth and diversification.

The Company continues to win new business maintaining the momentum from 2006 when Visteon won $1 billion of new business. Year-to-date new business wins are approximately $450 million, of which nearly 75 percent is related to business outside of North America and are primarily concentrated in Climate and Electronics product groups. The Company also was awarded significant renewals of existing contracts during 2007 with minimal incumbent losses. Sales from continuing operations for the three-months ended June 30, 2007 included sales to customers other than Ford of $1.7 billion or 61% of total product sales. This represents a significant shift to a more diversified customer base as compared to the same period of 2006 when sales to customers other than Ford were $1.5 billion or 53% of total product sales.

Visteon’s customers expect it to continue to reduce the costs of the products it provides, and to increase the level of engineering and related support of vehicle programs on a global basis. The Company must continue to work on reducing its overall costs by restructuring its operations and infrastructure and improving productivity to offset pricing provided to its customers.

Operations and Restructuring

The Company’s gross margin was $155 million in the second quarter of 2007, compared with $313 million in the second quarter of 2006, representing a decrease of $158 million or 50%. The decrease in gross margin was partially attributable to the non-recurrence of $49 million of OPEB relief in the second quarter of 2006 related to the transfer of certain Visteon salaried employees to Ford in January 2006. Additionally, during the second quarter of 2007 gross margin was affected by a $16 million reduction associated with the European chassis divestiture, $12 million of accelerated depreciation expense related to restructuring activities and $10 million of employee benefit curtailment expense included in cost of sales but reimbursed from the escrow account. The remainder of the gross margin decrease was related to vehicle volume and mix and customer pricing partially offset by improved operating performance.

The Company continues its efforts to improve base operations, which have been focused on quality, safety, investments and cost efficiencies. However, the Company’s near term performance has been impacted by lower volumes, unfavorable product mix, premium costs related to certain non-core operations in Europe, and excess costs incurred for several new program launches.

The Company has undertaken various restructuring and other activities to improve base operations and achieve cost efficiencies. Significant actions taken during the three-months ended June 30, 2007 are as follows:

•	In April 2007, the Company completed the sale of certain chassis operations, including plants in Dueren and Wuelfrath, Germany, and Prazska, Poland, and expects to complete the sale of its related operations located in Sao Paulo, Brazil by the end of the year.

•	In May 2007, the Company exited its brake manufacturing operations at its Swansea, Wales, U.K. facility. The exit of the brake manufacturing business allowed for consolidation of facilities at this site which is expected to provide future cost savings.

•	During the second quarter of 2007, the Company completed the closure of its Chicago, IL and Chesapeake, VA facilities initiated in response to customer sourcing actions.

•	During the second quarter of 2007 the Company completed negotiations with organized labor representing the workforce at the Company’s Connersville, Indiana facility. These negotiations were the result of the Company’s decision to close the facility due to of customer sourcing actions.

•	In June 2007, the Company announced its intention to close its Bedford, Indiana facility as a result of customer sourcing actions.

•	In connection with facilities and businesses addressed under the multi-year improvement plan, the Company continues to take actions to reduce its overhead costs. Such actions include continued salaried headcount reductions, consolidation of facilities and other overhead cost reductions.

The Company continues to execute its long-term improvement program although no assurances can be provided that the results of these efforts will mitigate the negative industry trends currently being experienced.

Cash and Liquidity

Cash provided from operating activities totaled $146 million for the second quarter 2007 increasing $38 million from the same period a year ago driven primarily by trade working capital. Year to date cash provided from operating activities totaled $15 million compared to $76 million for the first six months of 2006. As of June 30, 2007, Visteon had cash balances totaling $1.5 billion and total debt of $2.7 billion. Additionally, no amounts were drawn on the company’s $350 million asset-based U.S. revolving credit facility, which had available borrowing capacity of $251 million as of June 30, 2007. The Company also had $233 million available for funding under its $325 million European Securitization facility as of June 30, 2007.

In April 2007, the Company entered into an agreement to amend and restate its existing credit agreement to provide an additional $500 million secured term loan. Consistent with the existing term loan, the additional term loan bears interest at a Eurodollar rate plus 3% and will mature on December 13, 2013. The credit agreement provides for additional collateral and subsidiary guarantors, and allows for an increase in the amount of the additional secured term loan by up to $200 million.

Results of Operations

Discontinued Operations

In March 2007, the Company entered into a Master Asset and Share Purchase Agreement (“MASPA”) to sell certain assets and liabilities associated with the Company’s chassis operations (the “Chassis Divestiture”). The Company’s chassis operations are primarily comprised of suspension, driveline and steering product lines and include facilities located in Dueren, Germany, Wuelfrath, Germany, Praszka, Poland and Sao Paulo, Brazil. Collectively, these operations recorded sales for the year ended December 31, 2006 of approximately $600 million. The Chassis Divestiture, while representing a significant portion of the Company’s chassis operations, did not result in the complete exit of any of the affected product lines.

Effective May 31, 2007, the Company ceased to produce brake components at its Swansea, Wales, U.K. facility, which resulted in the complete exit of the Company’s global suspension product line. Accordingly, the results of operations of the Company’s global suspension product line have been reclassified to “Loss from discontinued operations, net of tax” on the consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006.

A summary of the results of operations for the global suspension systems product line for the three and six month periods ended June 30, 2007 and 2006 is provided in the table below.

	Three-Months Ended		Six-Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(Dollars in Millions)

Net product sales	$11	$45	$50	$94
Cost of sales	18	46	63	100

Gross margin	(7)	(1)	(13)	(6)
Selling, general and administrative expenses	—	1	1	1
Asset impairments	2	—	12	—
Restructuring expenses	4	—	10	—
Reimbursement from Escrow Account	6	—	12	—

Loss from discontinued operations, net of tax	$7	$2	$24	$7

Three-Months Ended June 30, 2007 and 2006

	Sales			Gross Margin
	2007	2006	Change	2007	2006	Change
	(Dollars in Millions)

Climate	$891	$840	$51	$53	$66	$(13)
Electronics	914	911	3	64	119	(55)
Interiors	813	765	48	29	28	1
Other	391	468	(77)	10	50	(40)
Eliminations	(176)	(165)	(11)	—	—	—

Total product	2,833	2,819	14	156	263	(107)
Services	141	138	3	1	1	—

Total segment	2,974	2,957	17	157	264	(107)
Reconciling Item
ACH	—	—	—	—	—	—
Corporate	—	—	—	(2)	49	(51)

Total consolidated	$2,974	$2,957	$17	$155	$313	$(158)

Net Sales

During the three-months ended June 30, 2007 the Company recorded sales from continuing operations of $2.97 billion, or essentially even when compared to $2.96 billion for the three-months ended June 30, 2006. Included within sales from continuing operations for 2007 is $111 million of favorable currency, the impact of which was partially offset by lower North American production volumes, divestitures, customer pricing and adverse product mix.

Net sales for Climate were $891 million in the three-months ended June 30, 2007 and included favorable currency of $33 million. Climate sales increased by $51 million or 6% when compared with the three-months ended June 30, 2006. In addition to foreign currency, sales increased due to vehicle production volume and mix of $52 million, reflecting growth in Asia from new business and higher Ford Europe vehicle production volumes, partially offset by lower Ford North America vehicle production volumes and lower volumes resulting from past Ford sourcing actions.

Net sales for Electronics were $914 million in the three-months ended June 30, 2007 compared with $911 million in the three-months ended June 30, 2006. Vehicle production volume and mix was unfavorable by $14 million. Lower Ford North America vehicle production volume and the impact of past sourcing actions reduced net sales by $87 million, which was partially offset by increased sales in Europe of $69 million, primarily related to Ford Europe. Net customer price reductions were more than offset by favorable currency of $40 million.

Net sales for Interiors were $813 million for the three-months ended June 30, of 2007, compared with $765 million for the three-months ended June 30, 2006, representing an increase of $48 million or 6%. Vehicle production volume and mix was favorable $36 million. Increased sales in Asia of $106 million, primarily due to an increase in directed source sales to Hyundai/Kia, was partially offset by lower sales in North America of $73 million, which was driven by lower Ford and Nissan vehicle production. Net customer price reductions were more than offset by favorable currency of $28 million.

The Company’s Other product group generated net sales of $391 million during the three-months ended June 30 2007, compared with $468 million in the three-months ended June 30, 2006, representing a decrease of $77 million or 16%. The decrease was primarily due to the second quarter 2007 Chassis Divestiture, which resulted in lower sales of $96 million. Vehicle production volume and mix was unfavorable by $2 million and net customer price reductions were more than offset by favorable currency of $10 million.

Services revenues relate to information technology, engineering, administrative and other business support services provided by the Company under the terms of various agreements. Such services are generally provided at an amount that approximates cost. Total services revenues were $141 million in the three-months ended June 30, 2007, compared with $138 million in the three-months ended June 30, 2006. The increase of $3 million is related to the services provided in connection with the Chassis Divestiture, which commenced in May 2007.

Gross Margin

The Company’s gross margin was $155 million in the second quarter of 2007, compared with $313 million in the second quarter of 2006, representing a decrease of $158 million or 50%. The decrease in gross margin was attributable to the non-recurrence of $49 million of OPEB relief in the second quarter of 2006 related to the transfer of certain Visteon salaried employees to Ford in connection with Ford’s acquisition of two ACH plants located in Rawsonville, MI and Sterling Heights, MI. Additionally, during the second quarter of 2007 gross margin was affected by a $16 million reduction associated with the European chassis divestiture, $10 million of employee benefit curtailment expense included in cost of sales but reimbursed from the escrow account, and $12 million of accelerated depreciation expense related to restructuring activities. The remainder was related to vehicle volume and mix and customer pricing partially offset by improved operating performance.

Gross margin for Climate was $53 million during the three-months ended June 30, 2007, compared with $66 million during the three-months ended June 30, 2006, representing a decrease of $13 million or 20%. The decrease in gross margin resulted from net customer price reductions and increases in raw material costs of $22 million, accelerated depreciation expense related to restructuring activities of $5 million, $16 million of unfavorable vehicle and product mix and lower volumes at the Company’s Connersville, Indiana facility which is scheduled to close in the second half of 2007. These decreases were partially offset by $27 million of savings from material and manufacturing cost reduction activities, lower OPEB expenses, and restructuring actions. Gross margin for the second quarter of 2007 also included favorable currency of $3 million.

Gross margin for Electronics was $64 million for the three-months ended June 30, 2007, compared with $119 million for the three-months ended June 30, 2006, representing a decrease of $55 million or 46%. Vehicle production volume and mix was unfavorable $61 million in North America primarily related to lower Ford vehicle production volumes and the impact of past sourcing actions primarily in the audio and powertrain control module product lines. However, vehicle production volume and mix was favorable $22 million in other regions, primarily in Europe reflecting increased Ford Europe vehicle production volume. Material and manufacturing cost reduction activities, lower OPEB expense, and restructuring savings were offset by customer price reductions and increases in raw material costs resulting in a decrease in gross margin of $20 million. Gross margin for the second quarter of 2007 also included favorable currency of $9 million and accelerated depreciation expense related to restructuring activities of $5 million.

Gross margin for Interiors was $29 million in the three-months ended June 30, 2007, compared with $28 million in the three-months ended June 30, 2006. Material and manufacturing cost reduction activities, lower OPEB expense, and restructuring savings improved gross margin by $21 million. These improvements were partially offset by customer price reductions and increases in raw material costs of $14 million, vehicle production volume and mix of $8 million reflecting lower Ford and Nissan vehicle production volumes in North America and the impact of lost volume related to the closure of the Chicago facility and accelerated depreciation expense related to restructuring activities of $1 million. Gross margin for the second quarter of 2007 also included favorable currency of $3 million.

Gross margin for Other was $10 million in the three-months ended June 30, 2007, compared with $50 million in the three-months ended June 30, 2006, representing a decrease of $40 million. This decrease includes, $10 million of pension curtailment expense included in cost of sales in 2007 but reimbursed from the escrow account, a $16 million decrease due to the divestiture of the Company’s European chassis operations and $1 million of unfavorable currency. Additionally, vehicle production volume and mix of $15 million and customer price reductions and increases in raw material costs of $13 million were partially offset by lower OPEB expense, material and manufacturing cost reduction activities, and restructuring savings of $15 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $145 million for the three-months ended June 30, 2007 decreased by $49 million or 25% when compared with $194 million for the same period of 2006. The decrease primarily resulted from $24 million of cost efficiencies related to salaried headcount reductions during the fourth quarter of 2006 and the first quarter of 2007, lower stock-based compensation expense of $16 million and a reduction of $3 million related to the Chassis Divestiture.

Asset Impairments

The Company recorded asset impairment charges of $11 million during the three month period ended June 30, 2007. These impairment charges included $8 million related to assets subject to the Chassis Divestiture including inventory, intellectual property, and real and personal property that met the “held for sale” criteria of SFAS 144. The Company recorded an additional $3 million of impairment charges to adjust the carrying value of the related assets held for sale to the lower of carrying amount or fair value less cost to sell related to restructuring activities undertaken at a North American Other facility.

Restructuring Expenses

During the second quarter of 2007 the Company recorded restructuring charges of $37 million under the previously announced multi-year improvement plan. Such costs are fully reimbursable under the terms of the Escrow Agreement. Significant restructuring actions for the three-months ended June 30, 2007 include the following.

•	The Company recorded $10 million of employee severance and termination benefit costs for approximately 150 employees at a European Interiors facility related to the planned transfer of production to other facilities.

•	Approximately $8 million of employee severance and termination benefit costs were recorded for approximately 40 hourly and 20 salaried employees at various European facilities.

•	The Company recorded $7 million related to the previously announced closure of a North American Climate facility. Of this additional amount, $6 million relates to employee severance and termination benefits and the remaining $1 million is for lease termination costs.

•	The Company continues to evaluate its general and administrative support structure and continues to reduce such costs as related to restructuring actions taken under the multi-year improvement plan. As a result, $6 million of employee severance and termination benefit costs related to approximately 55 salaried employee reductions were recorded.

•	The Company recorded an estimate of employee severance and termination benefit costs of approximately $4 million for the probable payment of such post-employment benefit costs in connection with the multi-year improvement plan.

Interest

Interest expense was $55 million for the three-months ended June 30, 2007 as compared to $53 million for the same period of 2006. The increase of $2 million was due to higher average debt levels in 2007. Interest income increased by $7 million to a total of $14 million for the three-months ended June 30, 2007 largely due to higher cash balances and related investments in 2007.

Income Taxes

The provision for income taxes of $28 million for the three-month period ended June 30, 2007 represents an increase of $11 million when compared with $17 million in the same period of 2006. The income tax provisions for the three-month periods ended June 30, 2007 and 2006 reflect income tax expense related to those countries where the Company is profitable, accrued withholding taxes, certain non-recurring and other discrete items and the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries to the extent not offset by other categories of income in those jurisdictions.

In the second quarter of 2007, net pre-tax other comprehensive income arising from re-measurement of pension and OPEB obligations in the U.S. and Germany effectively offset $54 million of second quarter pre-tax operating losses in the U.S. and Germany. Accordingly, the Company’s current period valuation allowance was reduced resulting in a benefit of $19 million allocated to the current year loss from continuing operations. The provision for income taxes for the three-month period ended June 30, 2007 also includes an expense of $17 million reflecting an increase in unrecognized tax benefits as a result of certain positions taken in tax returns filed in the quarter, as well as those expected to be taken in future tax returns. Non-recurring and other discrete items recorded in the three-month period ended June 30, 2006 included a $14 million benefit to restore net deferred tax assets associated with the Company’s operations in Brazil.

Six-Months Ended June 30, 2007 and 2006

	Net Sales			Gross Margin
	2007	2006	Change	2007	2006	Change
	(Dollars in Millions)

Climate	$1,713	$1,640	$73	$93	$120	$(27)
Electronics	1,786	1,792	(6)	126	224	(98)
Interiors	1,582	1,518	64	33	52	(19)
Other	867	990	(123)	36	91	(55)
Eliminations	(357)	(355)	(2)	—	—	—

Total products	5,591	5,585	6	288	487	(199)
Services	271	283	(12)	3	2	1

Total segments	5,862	5,868	(6)	291	489	(198)
Reconciling Items
ACH	—	—	—	—	—	—
Corporate	—	—	—	(19)	72	(91)

Total consolidated	$5,862	$5,868	$(6)	$272	$561	$(289)

Net Sales

Net sales from continuing operations were $5.86 billion for the six-months ended June 30, 2007, essentially even when compared with $5.87 billion for the same period of 2006. Sales from continuing operations for the six-months ended June 30, 2007 increased by $298 million due to favorable foreign currency, higher volumes in Europe related to Ford and PSA, an increase in directed source parts in Asia and net new business. These increases were largely offset by lower Ford and Nissan vehicle production volumes in North America, the impact of past Ford sourcing actions, the divestiture of the Company’s European chassis operations of $96 million and customer price reductions.

Net sales for Climate were $1.7 billion in the six-months ended June 30, 2007, compared with $1.6 billion in the six-months ended June 30, 2006, representing an increase of $73 million or 4%. Continued growth in Asia increased sales by $76 million principally attributable to new business and higher production volumes. New business launched at a North American manufacturing facility offset by lower Ford North America vehicle production and unfavorable product mix reduced sales in North America by $73 million. Higher sales in Europe principally related to Ford vehicle production volumes increased sales $51 million. Net customer price reductions were more than offset by favorable currency of $81 million.

Net sales for Electronics were $1.8 billion for each of the six-month periods ended June 30, 2007 and 2006. Sales decreased in North America by $169 million related to lower Ford vehicle production volumes and adverse product mix partially offset by higher sales in Europe of $116 million reflecting higher Ford vehicle production volumes. Net customer price reductions were more than offset by favorable currency of $93 million.

Net sales for Interiors were $1.6 billion in the six-months ended June 30, 2007, compared with $1.5 billion in the six-months ended June 30, 2006, representing an increase of $64 million or 4%. Vehicle production volume and product mix was favorable $6 million. Increased sales in Asia of $184 million, primarily due to an increase in directed source content for Hyundai/Kia production, was partially offset by lower sales in North America of $169 million, primarily due to lower Ford and Nissan vehicle production as well as the impact of lost volume related to the closure of the Chicago facility. Net customer price reductions were more than offset by favorable currency of $83 million.

Net sales for Other were $867 million in the six-months ended June 30, 2007, compared with $1.0 billion in the six-months ended June 30, 2006, representing a decrease of $123 million or 12%. The decrease is largely attributable to the divestiture of the Company’s European chassis operations, which resulted in a decrease of $96 million. Sales decreased by $63 with reductions in all regions related to lower vehicle production volumes and adverse product mix. Net customer price reductions were more than offset by favorable currency of $41 million.

Services revenues relate to information technology, engineering, administrative and other business support services provided by the Company under the terms of various agreements. Such services are generally provided at an amount that approximates cost. Services revenues were $271 million in the six-month period ended June 30, 2007 compared with $283 million in the six-month period ended June 30, 2006.

Gross Margin

The Company’s gross margin was $272 million in the six-months ended June 30, 2007, compared with $561 million in the six-months ended June 30, 2006, representing a decrease of $289 million or 52%. The decrease in gross margin was partially attributable to the non-recurrence of $72 million of OPEB relief from the six-months ended June 30, 2006 related to the transfer of certain Visteon salaried employees to Ford. Additionally, during 2007 gross margin was affected by $20 million of employee benefit curtailment expense included in cost of sales but reimbursed from the escrow account, $22 million of accelerated depreciation expense related to restructuring activities, a $16 million reduction associated with the European chassis divestiture, and $9 million in net OPEB and pension settlements. The remainder was related to vehicle production volume and mix and customer pricing partially offset by improved operating performance.

Gross margin for Climate was $93 million in the six-months ended June 30, 2007, compared with $120 million in the six-months ended June 30, 2006, representing a decrease of $27 million or 23%. Although net sales increased during the period, unfavorable vehicle and product mix as well as lower vehicle production volumes related to restructuring activities primarily at the Company’s Connersville, Indiana facility resulted in a decrease in gross margin of $34 million. Material and manufacturing cost reduction activities, lower OPEB expenses and restructuring savings improved gross margin $38 million and favorable foreign currency resulted in an additional $3 million improvement. This performance was partially offset by net customer price reductions, increases in raw material costs of $25 million and accelerated depreciation expense related to restructuring activities of $9 million.

Gross margin for Electronics was $126 million in the six-months ended June 30, 2007, compared with $224 million in the six-months ended June 30, 2006, representing a decrease of $98 million or 44%. Vehicle production volume and mix was unfavorable $109 million in North America primarily related to lower Ford vehicle production volumes and the impact of past sourcing actions primarily in the audio and powertrain control module product lines. However, vehicle production volume and mix was favorable $38 million in other regions, primarily in Europe reflecting increased Ford Europe vehicle production volume. Material and manufacturing cost reduction activities, lower OPEB expense, and restructuring savings improved gross margin $12 million, and favorable currency also improved gross margin $10 million. This performance was offset by customer price reductions and increases in raw material costs resulting in a decrease in gross margin of $41 million and accelerated depreciation expense related to restructuring activities of $8 million.

Gross margin for Interiors was $33 million in the six-months ended June 30, 2007, compared with $52 million in the six-months ended June 30, 2006, representing a decrease of $19 million or 37%. Vehicle production volume and mix was unfavorable $8 million reflecting lower Ford and Nissan vehicle production volumes in North America and the impact of lost volume related to the closure of the Chicago facility. Material and manufacturing cost reduction activities, lower OPEB expense, and restructuring savings improved gross margin $11 million and favorable foreign currency improved gross margin $4 million. This performance was partially offset by customer price reductions and increases in raw material costs resulting in a decrease in gross margin of $22 million and accelerated depreciation expense related to restructuring activities of $4 million.

Gross margin for Other was $36 million in the six-months ended June 30, 2007, compared with $91 million in the six-months ended June 30, 2006, representing a decrease of $55 million or 60%. This decrease includes a $20 million pension curtailment expense included in cost of sales in 2007 but reimbursed from the escrow account. Additionally, the divestiture of the European chassis operations resulted in a $16 million reduction to gross margin. Vehicle production volume and mix was unfavorable $17 million. Lower OPEB expense, material and manufacturing cost reduction activities, and restructuring savings improved gross margin $23 million. Customer price reductions and increases in raw material costs decreased gross margin $24 million, and currency decreased gross margin by $1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $314 million for the six-months ended June 30, 2007 decreased by $47 million or 13% when compared with $361 million for the same period of 2006. The decrease resulted from $31 million of cost efficiencies related to salaried headcount reductions during the fourth quarter of 2006 and the first quarter of 2007, lower stock-based compensation expense of $22 million, and a reduction of $3 million related to the Chassis Divestiture, which were partially offset by $9 million of unfavorable currency.

Asset Impairments

The Company recorded asset impairment charges of $51 million during the six-month period ended June 30, 2007. These impairment charges were recorded to adjust the carrying value of associated long-lived assets to their estimated fair value in accordance with SFAS 144.

During the first quarter of 2007, the Company determined that assets subject to the Chassis Divestiture including inventory, intellectual property, and real and personal property met the “held for sale” criteria of SFAS 144. Accordingly, these assets are valued at the lower of carrying amount or fair value less cost to sell, which resulted in asset impairment charges of approximately $25 million through the first six months of 2007.

In consideration of the MASPA and the Company’s announced exit of the brake manufacturing business at its chassis facility located in Swansea, Wales, U.K., an asset impairment charge of $16 million was recorded to reduce the net book value of certain long-lived assets at the facility to their estimated fair value in the first quarter. The Company’s estimate of fair value was based on market prices, prices of similar assets, and other available information.

During the first quarter of 2007, the Company entered into an agreement to sell an Electronics building located in Hiroshima, Japan. The Company determined that this building met the “held for sale” criteria of SFAS 144 as of March 31, 2007 and was recorded at the lower of carrying value or fair value less cost to sell, which resulted in an asset impairment charge of approximately $7 million.

In connection with restructuring activities undertaken at a North American Other facility, the Company recorded an asset impairment of $3 million to reduce the net book value of certain long-lived assets to their estimated fair value during the three-months ended June 30, 2007.

Restructuring Expenses

During the first six months of 2007 the Company recorded restructuring charges of $62 million under the previously announced multi-year improvement plan. Such costs are fully reimbursable under the terms of the Escrow Agreement. Significant restructuring actions for the six-months ended June 30, 2007 include the following.

•	The Company recorded an estimate of employee severance and termination benefit costs of approximately $22 million for the probable payment of such post-employment benefit costs in connection with the multi-year improvement plan.

•	The Company recorded $10 million of employee severance and termination benefit costs for approximately 150 employees at a European Interiors facility related to the transfer of production to other facilities.

•	The Company recorded $10 million of employee severance and termination benefit costs related to the elimination of approximately 150 salaried positions.

•	Approximately $8 million of employee severance and termination benefit costs were recorded for approximately 40 hourly and 20 salaried employees at various European facilities.

•	Approximately $7 million was recorded related to the closure of a North American Climate facility related to employee severance and termination benefits and lease termination costs.

Interest

Interest expense was $104 million for the six-months ended June 30, 2007 as compared to $100 million for the same period of 2006. The increase of $4 million was due to higher average debt levels in 2007. Interest income increased by $8 million to a total of $23 million for the six-months ended June 30, 2007 largely due to higher cash balances and related investments in 2007.

Income Taxes

The provision for income taxes of $45 million for the six-month period ended June 30, 2007 represents a decrease of $2 million when compared with $47 million in the same period of 2006. The income tax provisions for the six-month periods ended June 30, 2007 and 2006 reflect income tax expense related to those countries where the Company is profitable, accrued withholding taxes, certain non-recurring and other discrete items and the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries to the extent not offset by other categories of income in those jurisdictions.

In the first six months of 2007, net pre-tax other comprehensive income primarily attributable to the re-measurement of pension and OPEB obligations in the U.S. and Germany, effectively offset approximately $77 million of pre-tax operating losses in the U.S. and Germany. Accordingly, the Company’s current period valuation allowance was reduced resulting in a benefit of $27 million allocated to the current year loss from continuing operations. The provision for income taxes for the six-month period ended June 30, 2007 also includes an expense of $15 million reflecting an increase in unrecognized tax benefits as a result of certain positions taken in tax returns filed in the second quarter, as well as those expected to be taken in future tax returns. Non-recurring and other discrete items recorded in the six-month period ended June 30, 2006 included a $14 million benefit to restore net deferred tax assets associated with the Company’s operations in Brazil.

Liquidity

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

The Company believes that cash generated from operations and its available borrowing capacity under current agreements will be adequate to fund working capital requirements, restructuring activities, capital expenditures, debt service requirements and technology investments. However, the Company’s ability to continue to fund these items may be adversely affected by many factors including, but not limited to, general economic conditions, specific industry conditions, financial markets, competitive factors and legislative and regulatory changes. Therefore, assurance cannot be provided that Visteon will generate sufficient cash flow from operations or that available borrowings will be sufficient to enable the Company to meet its liquidity needs.

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

Cash and Equivalents

As of June 30, 2007 and December 31, 2006, the Company’s consolidated cash balances totaled $1.5 billion and $1.1 billion, respectively. As the Company’s operating profitability has become more concentrated with its foreign subsidiaries and joint ventures, the Company’s cash balances located outside the U.S. continue to be significant. The Company’s ability to efficiently access cash balances in certain foreign jurisdictions is subject to local regulatory and statutory requirements.

Asset Securitization

The Company transfers certain customer trade account receivables originating from subsidiaries located in Germany, Portugal, Spain, France and the U.K. (“Sellers”) pursuant to a European securitization agreement (“European Securitization”). The European Securitization agreement extends until August 2011 and provides up to $325 million in funding from the sale of receivables originated by the Sellers and transferred to Visteon Financial Centre P.L.C. (the “Transferor”). The Transferor is a bankruptcy-remote qualifying special purpose entity. Receivables transferred from the Sellers are funded through cash obtained from the issuance of variable loan notes to third-party lenders and through subordinated loans obtained from a wholly-owned subsidiary of the Company, which represent the Company’s retained interest in the receivables transferred.

Availability of funding under the European Securitization depends primarily upon the amount of trade account receivables, reduced by outstanding borrowings under the program and other characteristics of those receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of June 30, 2007, approximately $325 million of the Company’s transferred receivables were considered eligible for borrowing under this facility, $92 million was outstanding and $233 million was available for funding.

Revolving Credit

The Company’s Revolving Credit Agreement allows for available borrowings of up to $350 million. The amount of availability at any time is dependent upon various factors, including outstanding letters of credit, the amount of eligible receivables, inventory and property and equipment. Borrowings under the Revolving Credit Agreement bear interest based on a variable rate interest option selected at the time of borrowing. The Revolving Credit Agreement expires on August 14, 2011.

As of June 30, 2007, there were no outstanding borrowings under the Revolving Credit Agreement. The Company had $251 million of available borrowings under the facility after a reduction for $99 million of obligations under letters of credit at June 30, 2007.

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

Cash Flows

Operating Activities

Cash provided from operating activities was $15 million during the six-months ended June 30, 2007, compared with $76 million for the same period in 2006. The decrease is largely attributable to a higher net loss, as adjusted for non-cash items, an increase in Ford North American receivable terms from 22 days to 26 days, and incentive compensation payments in 2007, partially offset by the non-recurrence of the settlement of outstanding payable balances with ACH plants in 2006 and improved working capital.

Investing Activities

Cash used by investing activities was $55 million during the six-months ended June 30, 2007, compared with $172 million for the same period in 2006. The decrease in cash usage resulted principally from the proceeds from the sale of the chassis operations in 2007, as well as a reduction in capital expenditures, excluding capital leases. The Company’s capital expenditures, excluding capital leases, in the six-months ended June 30, 2007 totaled $144 million, compared with $183 million for the same period in 2006.

Financing Activities

Cash provided from financing activities totaled $444 million in the six-months ended June 30, 2007, compared with $43 million for the same period in 2006. The cash proceeds in 2007 reflect the proceeds from the Company’s $500 million addition to its seven-year term loan, partially offset by reductions in affiliate debt and book overdrafts. Cash provided from financing activities increased by $401 million when compared to the six-months ended June 30, 2006, which included proceeds from the Company’s $800 million seven-year term loan, partially offset by repayment of $347 million on the Company’s revolving credit facility, repayment and termination of the Company’s $241 million five-year term loan, and repurchase of $150 million of its outstanding 8.25% interest bearing notes due August 1, 2010.

Other Debt and Capital Structure

Additional information related to the Company’s other debt and related agreements is set forth in Note 14 “Debt”, to the consolidated financial statements included herein under Item 1.

Covenants and Restrictions of Credit Agreements

Subject to limited exceptions, each of the Company’s direct and indirect, existing and future, domestic subsidiaries as well as certain foreign subsidiaries, acts as guarantor under its $1.5 billion term loan credit agreement. The obligations under the credit agreement are secured by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including intellectual property, intercompany debt, the capital stock of nearly all direct and indirect domestic subsidiaries as well as certain foreign subsidiaries, and 65% of the stock of certain foreign subsidiaries, as well as a second-priority lien on substantially all other material tangible and intangible assets of the Company and most of its domestic subsidiaries.

The obligations under the revolving credit agreement are secured by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including real property, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of nearly all direct and indirect domestic subsidiaries (other than those domestic subsidiaries the sole assets of which are capital stock of foreign subsidiaries) and certain foreign subsidiaries, as well as a second-priority lien on substantially all other material tangible and intangible assets of the Company and most of its domestic subsidiaries which secure the Company’s term loan credit agreement.

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

At June 30, 2007, the Company was in compliance with applicable covenants and restrictions, as amended, although there can be no assurance that the Company will remain in compliance with such covenants in the future. If the Company was to violate a covenant and not obtain a waiver, the credit agreements could be terminated and amounts outstanding would be accelerated. The Company can provide no assurance that, in such event, it would have access to sufficient liquidity resources to repay such amounts.

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

Asset Securitization

Transfers under the European Securitization, for which the Company receives consideration other than a beneficial interest, are accounted for as “true sales” under the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and are removed from the balance sheet. Transfers under the European Securitization, for which the Company receives a beneficial interest are not removed from the balance sheet and total $551 million and $482 million as of June 30, 2007 and December 31, 2006, respectively. Such amounts are recorded at fair value and are subordinated to the interests of the third-party lenders. Securities representing the Company’s retained interests are accounted for as trading securities under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Availability of funding under the European Securitization depends primarily upon the amount of trade account receivables, reduced by outstanding borrowings under the program and other characteristics of those receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of June 30, 2007, approximately $325 million of the Company’s transferred receivables were considered eligible for borrowing under this facility, $92 million was outstanding and $233 million was available for funding. The Company recorded losses of $3 million and $4 million for the three and six-month periods ended June 30, 2007 related to receivables sold under the European Securitization.

The table below provides a reconciliation of the change in interests in account receivables transferred for the period.

	Three-Months Ended	Six-Months Ended
	June 30, 2007	June 30, 2007
	(Dollars in Millions)

Beginning balance	$574	$482
Receivables transferred	865	1,889
Proceeds from new securitizations	—	(41)
Proceeds from collections reinvested in securitization	(116)	(257)
Cash flows received on interests received	(772)	(1,522)

Ending balance	$551	$551

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivatives Instruments and Hedging Activities” and SFAS 140. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. The Company adopted SFAS 155 as of January 1, 2007 without a material impact on its consolidated financial statements.

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

The reader should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:

•	Visteon’s ability to satisfy its future capital and liquidity requirements; Visteon’s ability to access the credit and capital markets at the times and in the amounts needed and on terms acceptable to Visteon, which is influenced by Visteon’s credit ratings (which have declined in the past and could decline further in the future); Visteon’s ability to comply with covenants applicable to it; and the continuation of acceptable supplier payment terms.

•	Visteon’s ability to satisfy its pension and other postemployment benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost effective basis.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers, particularly its largest customer, Ford.

•	Changes in vehicle production volume of Visteon’s customers in the markets where we operate, and in particular changes in Ford’s North American and European vehicle production volumes and platform mix.

•	Visteon’s ability to profitably win new business from customers other than Ford and to maintain current business with, and win future business from, Ford, and, Visteon’s ability to realize expected sales and profits from new business.

•	Increases in commodity costs or disruptions in the supply of commodities, including steel, resins, aluminum, copper, fuel and natural gas.

•	Visteon’s ability to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, improve its operating performance; to achieve the benefits of its restructuring actions; and to recover engineering and tooling costs.

•	Visteon’s ability to compete favorably with automotive parts suppliers with lower cost structures and greater ability to rationalize operations; and to exit non-performing businesses on satisfactory terms, particularly due to limited flexibility under existing labor agreements.

•	Restrictions in labor contracts with unions that restrict Visteon’s ability to close plants, divest unprofitable, noncompetitive businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.

•	The costs and timing of facility closures or dispositions, business or product realignments, or similar restructuring actions, including potential impairment or other charges related to the implementation of these actions or other adverse industry conditions and contingent liabilities.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Legal and administrative proceedings, investigations and claims, including shareholder class actions, SEC inquiries, product liability, warranty, environmental and safety claims, and any recalls of products manufactured or sold by Visteon.

•	Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system, or fuel prices and supply.

•	The cyclical and seasonal nature of the automotive industry.

•	Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.

•	Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.

•	Visteon’s ability to provide various employee and transition services to Automotive Components Holdings, LLC in accordance with the terms of existing agreements between the parties, as well as Visteon’s ability to recover the costs of such services.

•	The availability of Visteon’s federal net operating loss carryforward and other federal income tax attributes may be eliminated or significantly limited if a change of ownership of Visteon, within the meaning of Section 382 of the Internal Revenue Code, were to occur.

•	Visteon’s ability to quickly and adequately remediate control deficiencies in its internal control over financial reporting.

•	Other factors, risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.

Other Financial Information

PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed a limited review of the financial data presented on page 3 through 29 inclusive. The review was performed in accordance with standards for such reviews established by the Public Company Accounting Oversight Board (United States). The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

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

The Company’s primary foreign exchange operating exposures include the Euro, Korean Won, Czech Koruna and Mexican Peso. Because of the mix between the Company’s costs and revenues in various regions, operating results are exposed generally to weakening of the Euro and to strengthening of the Korean Won, Czech Koruna and Mexican Peso. For transactions in these currencies, the Company utilizes a strategy of partial coverage. As of June 30, 2007, the Company’s coverage for projected transactions in these currencies was approximately 70% for 2007.

As of June 30, 2007 and December 31, 2006, the net fair value of foreign currency forward and option contracts was an asset of $1 million and $8 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $58 million and $76 million as of June 30, 2007 and December 31, 2006, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company’s financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

The Company monitors its exposure to interest rate risk principally in relation to fixed-rate and variable-rate debt. The Company uses derivative financial instruments to reduce exposure to fluctuations in interest rates in connection with its risk management policies. Accordingly, the Company has entered into certain fixed-for-variable and variable-for-fixed interest rate swap agreements to manage such interest rate exposures. The Company has entered into interest rate swaps for a portion of the 8.25% notes due August 1, 2010 ($125 million) and a portion of the 7.00% notes due March 10, 2014 ($225 million). These interest rate swaps effectively convert the designated portions of these notes from fixed interest rate to variable interest rate instruments. Additionally, the Company has entered into interest rate swaps for a portion of the $1.5 billion term loan due in 2013 ($200 million), effectively converting the designated portion of this loan from a variable interest rate to a fixed interest rate instrument. Approximately 34% and 43% of the Company’s borrowings were effectively on a fixed rate basis as of June 30, 2007 and December 31, 2006, respectively.

As of June 30, 2007 and December 31, 2006, the net fair value of interest rate swaps was a liability of $20 million and $18 million, respectively. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $4 million as of June 30, 2007 and December 31, 2006. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $9 million and $6 million as of June 30, 2007 and December 31, 2006, respectively. This analysis may overstate the adverse impact on net interest expense because of the short-term nature of the Company’s interest bearing investments.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the information above under Note 19. “Commitments and Contingencies,” to the consolidated financial statements which is incorporated herein by reference.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 16, 2007. At the meeting, the following matters were submitted to a vote of the stockholders:

(1)	The election of three directors to serve for a one-year term beginning at the 2007 annual meeting of stockholders and expiring at the 2008 annual meeting of stockholders.

Nominee	For	Withheld

Patricia L. Higgins	104,523,397	11,988,150
Michael F. Johnston	108,507,216	8,004,331
Karl J. Krapek	102,526,115	13,985,432

(2)	The ratification of the appointment of PricewaterhouseCoopers LLP as Visteon’s independent registered public accounting firm for fiscal year 2007.

For	Against	Abstain	Broker Non-Votes

115,976,985	325,320	209,242	N/A

(3)	The approval of amendments to the Company’s Amended and Restated Certificate of Incorporation to declassify the Company’s Board of Directors.

For	Against	Abstain	Broker Non-Votes

115,759,136	353,732	398,679	N/A

ITEM 6.	EXHIBITS

Please refer to the Exhibit Index on Page 53

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ MICHAEL J. WIDGREN
Michael J. Widgren
Vice President, Corporate Controller and
Chief Accounting Officer

Date: August 8, 2007

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Visteon dated May 22, 2007.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of Visteon dated May 22, 2007.
4.1	Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.2	Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.3	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
4.4	Warrant to purchase 25 million shares of common stock of Visteon, dated as of May 17, 2007, is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated May 18, 2007.
4.5	Form of Stockholder Agreement, dated as of October 1, 2005, between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
4.6	Letter Agreement, dated as of May 17, 2007, among Visteon, LB I Group, Inc. and Ford Motor Company is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated May 18, 2007.
4.7	Term sheet dated July 31, 2000 establishing the terms of Visteon’s 8.25% Notes due August 1, 2010, is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated August 16, 2000.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.3	Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.3.1	Amendment Number Two, effective as of October 1, 2005, to Amended and Restated Employee Transition Agreement, dated as of April 1, 2000 and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.4	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.5	Visteon Corporation 2004 Incentive Plan, as amended and restated, is incorporated herein by reference to Appendix C to the Proxy Statement of Visteon dated March 30, 2006.*

Exhibit
Number	Exhibit Name

10.5.1	Amendment to the Visteon Corporation 2004 Incentive Plan, effective as of June 14, 2007, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated June 20, 2007.*
10.5.2	Form of Terms and Conditions of Nonqualified Stock Options is incorporated herein by reference to Exhibit 10.5.1 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10.5.3	Form of Terms and Conditions of Restricted Stock Grants is incorporated herein by reference to Exhibit 10.5.2 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10.5.4	Form of Terms and Conditions of Restricted Stock Units is incorporated herein by reference to Exhibit 10.5.3 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10.5.5	Form of Terms and Conditions of Stock Appreciation Rights is incorporated herein by reference to Exhibit 10.5.4 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10.6	Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10.6.1	Form of Amendment to Revised Change in Control Agreement constituting Exhibit 10.6 hereto is incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.*
10.6.2	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.6 and Amendment to Revised Change of Control Agreement constituting Exhibit 10.6.1 hereto entered into by Visteon with Messrs. Johnston, Stebbins, Palmer, Donofrio, and Quigley and Ms. Stephenson, is incorporated herein by reference to Exhibit 10.6.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.*
10.7	Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.7.1	Amendments to the Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, effective as of December 14, 2005 is incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.8	Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.8.1	Amendments to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.8.2	Amendment to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of May 10, 2006, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated May 12, 2006.*
10.9	Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.9.1	Amendments to the Visteon Corporation Deferred Compensation Plan, effective as of December 23, 2005 is incorporated herein by reference to Exhibit 10.16.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*

Exhibit
Number	Exhibit Name

10.10	Employment Agreement dated as of December 7, 2004 between Visteon and William G. Quigley III is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.11	Visteon Corporation Pension Parity Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.11.1	Amendments to the Visteon Corporation Pension Parity Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.12	Visteon Corporation Supplemental Executive Retirement Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.12.1	Amendments to the Visteon Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.19.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.12.2	Amendments to the Visteon Corporation Supplemental Executive Retirement Plan, effective as of June 30, 2006, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated June 19, 2006.*
10.13	Amended and Restated Employment Agreement, effective as of March 1, 2007, between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.*
10.14	Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.15	Visteon Corporation Executive Separation Allowance Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.15.1	Amendments to the Visteon Corporation Executive Separation Allowance Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.16	Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain directors and executive officers under the plans constituting Exhibits 10.6, 10.6.1, 10.7, 10.7.1, 10.9, 10.9.1, 10.11, 10.11.1, 10.12, 10.12.1, 10.12.2, 10.15 and 10.15.1 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.17	Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.

Exhibit
Number	Exhibit Name

10.17.1	First Amendment to Credit Agreement and Consent, dated as of November 27, 2006, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated December 1, 2006.
10.17.2	Second Amendment to Credit Agreement and Consent, dated as of April 10, 2007, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated April 16, 2007.
10.18	Amended and Restated Credit Agreement, dated as of April 10, 2007, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse Securities (USA) LLC and Sumitomo Mitsui Banking Corporation, as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated April 16, 2007.
10.18.1	Agreement to Amend and Restate, dated as of April 10, 2007, among Visteon, the several banks and other financial institutions or entities party to the Credit Agreement, dated as of June 13, 2006, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated April 16, 2007.
10.19	Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*
10.20	Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.21	Letter Agreement, effective as of May 23, 2005, between Visteon and Mr. Donald J. Stebbins is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 23, 2005.*
10.22	Visteon Corporation Non-Employee Director Stock Unit Plan is incorporated herein by reference to Appendix D to the Proxy Statement of Visteon dated March 30, 2006.*
10.23	Reserved.
10.24	Visteon Executive Severance Plan is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.25	Form of Executive Retiree Health Care Agreement is incorporated herein by reference to Exhibit 10.28 to the Current Report on Form 8-K of Visteon dated December 9, 2004.*
10.25.1	Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.25 hereto entered into by Visteon with Messrs. Johnston, Stebbins and Palmer and Ms. D. Stephenson is incorporated herein by reference to Exhibit 10.25.1 to the Quarterly Report on Form 10-Q of Visteon dated August 8, 2006.*

Exhibit
Number	Exhibit Name

10.26	Contribution Agreement, dated as of September 12, 2005, between Visteon and VHF Holdings, Inc. is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.27	Visteon “A” Transaction Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.28	Visteon “B” Purchase Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.29	Escrow Agreement, dated as of October 1, 2005, among Visteon, Ford and Deutsche Bank Trust Company Americas, as escrow agent, is incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.30	Reimbursement Agreement, dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.31	Master Services Agreement, dated as of September 30, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.32	Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.33	Visteon Hourly Employee Conversion Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.34	Visteon Salaried Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.34.1	Amendment to Salaried Employee Lease Agreement and Payment Acceleration Agreement, dated as of March 30, 2006, among Visteon, Ford Motor Company and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.46.1 to the Quarterly Report on Form 10-Q of Visteon dated May 10, 2006.
10.35	Visteon Salaried Employee Lease Agreement (Rawsonville/Sterling), dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.36	Visteon Salaried Employee Transition Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.36.1	Amendment Number One to Visteon Salaried Employee Transition Agreement, effective as of March 1, 2006, between Visteon and Ford is incorporated herein by reference to Exhibit 10.36.1 to the Quarterly Report on Form 10-Q of Visteon dated August 8, 2006.
10.37	Purchase and Supply Agreement, dated as of September 30, 2005, between Visteon (as seller) and Automotive Components Holdings, LLC (as buyer) is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.38	Purchase and Supply Agreement, dated as of September 30, 2005, between Automotive Components Holdings, LLC (as seller) and Visteon (as buyer) is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†

Exhibit
Number	Exhibit Name

10.39	Purchase and Supply Agreement, dated as of October 1, 2005, between Visteon (as seller) and Ford (as buyer) is incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.40	Intellectual Property Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.40.1	Amendment to Intellectual Property Contribution Agreement, dated as of December 11, 2006, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC, is incorporated herein by reference to Exhibit 10.40.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.
10.41	Software License and Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc. and Automotive Components Holdings, Inc. is incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.42	Intellectual Property License Agreement, dated as of October 1, 2005, among Visteon, Visteon Global Technologies, Inc. and Ford is incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.43	Master Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.44	Master Receivables Purchase & Servicing Agreement, dated as of August 14, 2006, by and among Visteon UK Limited, Visteon Deutschland GmbH, Visteon Sistemas Interiores Espana S.L., Cadiz Electronica SA, Visteon Portuguesa Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International Plc, Citicorp USA, Inc., and Visteon is incorporated herein by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.45	Variable Funding Agreement, dated as of August 14, 2006, by and among Visteon UK Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank International PLC, and certain financial institutions listed therein, is incorporated herein by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.46	Subordinated VLN Facility Agreement, dated as of August 14, 2006, by and among Visteon Netherlands Finance B.V., Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., and Citibank International PLC is incorporated herein by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.47	Master Definitions and Framework Deed, dated as of August 14, 2006, by and among Visteon, Visteon Netherlands Finance B.V., Visteon UK Limited, Visteon Deutschland GmbH, Visteon Systemes Interieurs SAS, Visteon Ardennes Industries SAS, Visteon Sistemas Interiores Espana S.L., Cadiz Electronica SA, Visteon Portuguesa Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International PLC, Citicorp USA, Inc., Wilmington Trust SP Services (Dublin) Limited, and certain financial institutions and other entities listed therein, is incorporated herein by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
12.1	Statement re: Computation of Ratios.
14.1	Visteon Corporation — Ethics and Integrity Policy, as amended effective September 23, 2005 (code of business conduct and ethics) is incorporated herein by reference to Exhibit 14.1 to the Current Report on Form 8-K of Visteon dated September 28, 2005.

Exhibit
Number	Exhibit Name

15.1	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 8, 2007 relating to Financial Information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated August 8, 2007.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated August 8, 2007.
32.1	Section 1350 Certification of Chief Executive Officer dated August 8, 2007.
32.2	Section 1350 Certification of Chief Financial Officer dated August 8, 2007.

†	Portions of these exhibits have been redacted pursuant to confidential treatment requests filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.