Form 10-Q
period 2007-09-30
VISTEON CORP
filed 2007-11-08
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007, or

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

As of November 2, 2007, the Registrant had outstanding 129,783,659 shares of common stock, par value $1.00 per share.

Exhibit index located on page number 54

VISTEON CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

INDEX

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Visteon Corporation

We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its subsidiaries as of September 30, 2007 and the related consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2007 and September 30, 2006 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and September 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
November 8, 2007

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Dollars in Millions, Except Per Share Data)

Net sales
Products	$2,410	$2,447	$8,001	$8,032
Services	136	133	407	416

	2,546	2,580	8,408	8,448
Cost of sales
Products	2,313	2,397	7,635	7,423
Services	134	131	402	412

	2,447	2,528	8,037	7,835

Gross margin	99	52	371	613

Selling, general and administrative expenses	131	176	445	537
Restructuring expenses	27	14	89	35
Reimbursement from Escrow Account	27	14	109	35
Asset impairments	14	—	65	22

Operating (loss) income	(46)	(124)	(119)	54

Interest expense	59	46	163	146
Interest income	17	6	40	21
Debt extinguishment gain	—	—	—	8
Equity in net income of non-consolidated affiliates	11	8	34	27

Loss before income taxes, minority interests, discontinued operations, change in accounting and extraordinary item	(77)	(156)	(208)	(36)

Provision for income taxes	20	10	65	57
Minority interests in consolidated subsidiaries	12	5	32	22

Net loss from continuing operations before change in accounting and extraordinary item	(109)	(171)	(305)	(115)

Loss from discontinued operations, net of tax	—	6	24	13

Net loss before change in accounting and extraordinary item	(109)	(177)	(329)	(128)
Cumulative effect of change in accounting, net of tax	—	—	—	(4)

Net loss before extraordinary item	(109)	(177)	(329)	(132)
Extraordinary item, net of tax	—	—	—	8

Net loss	$(109)	$(177)	$(329)	$(124)

Basic and diluted loss per share:
Continuing operations	$(0.84)	$(1.33)	$(2.36)	$(0.90)
Discontinued operations	$—	$(0.05)	$(0.18)	$(0.10)
Net loss	$(0.84)	$(1.38)	$(2.54)	$(0.97)

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30	December 31
	2007	2006
	(Dollars in Millions)

ASSETS
Cash and equivalents	$1,422	$1,057
Accounts receivable, net	1,289	1,245
Interests in accounts receivable transferred	463	482
Inventories, net	535	520
Other current assets	250	261

Total current assets	3,959	3,565
Equity in net assets of non-consolidated affiliates	233	224
Property and equipment, net	2,798	3,034
Other non-current assets	129	115

Total assets	$7,119	$6,938

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$109	$100
Accounts payable	1,781	1,825
Accrued employee liabilities	307	323
Other current liabilities	336	320

Total current liabilities	2,533	2,568
Long-term debt	2,604	2,128
Employee benefits, including pensions	641	924
Postretirement benefits other than pensions	629	747
Deferred income taxes	193	170
Other non-current liabilities	393	318
Minority interests in consolidated subsidiaries	288	271

Shareholders’ deficit
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 130 million and 129 million shares outstanding, respectively)	131	131
Stock warrants	127	127
Additional paid-in capital	3,405	3,398
Accumulated deficit	(3,973)	(3,606)
Accumulated other comprehensive income (loss)	160	(216)
Other	(12)	(22)

Total shareholders’ deficit	(162)	(188)

Total liabilities and shareholders’ deficit	$7,119	$6,938

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Months Ended
	September 30
	2007	2006
	(Dollars in Millions)

Operating Activities
Net loss	$(329)	$(124)
Adjustments to reconcile net loss to net cash (used by) provided from operating activities:
Depreciation and amortization	346	315
Asset impairments	77	22
Non-cash postretirement benefits	15	(72)
Non-cash tax items	(54)	(20)
Equity in net income of non-consolidated affiliates, net of dividends remitted	1	(4)
Extraordinary item, net of tax	—	(8)
Debt extinguishment gain	—	(8)
Other non-cash items	(6)	3
Change in receivables sold	(67)	12
Changes in assets and liabilities:
Accounts receivable and retained interests	95	(7)
Escrow receivable	31	18
Inventories	(39)	11
Accounts payable	(99)	(203)
Postretirement benefits other than pensions	(17)	13
Income taxes deferred and payable, net	(2)	14
Other assets and liabilities	10	80

Net cash (used by) provided from operating activities	(38)	42

Investing Activities
Capital expenditures	(232)	(265)
Proceeds from divestitures and asset sales	159	18
Other investments	(6)	(6)

Net cash used by investing activities	(79)	(253)

Financing Activities
Short-term debt, net	30	(364)
Proceeds from debt, net of issuance costs	497	1,182
Principal payments on debt	(58)	(612)
Repurchase of unsecured debt securities	—	(141)
Other, including book overdrafts	(17)	(5)

Net cash provided from financing activities	452	60
Effect of exchange rate changes on cash	30	26

Net increase (decrease) in cash and equivalents	365	(125)
Cash and equivalents at beginning of year	1,057	865

Cash and equivalents at end of period	$1,422	$740

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

The Company maintains significant commercial relationships with Ford Motor Company (“Ford”) and its affiliates. Accordingly, transactions with Ford constitute a significant amount of the Company’s product sales and services revenues, accounts receivable and certain postretirement benefit obligations as summarized below, as adjusted for discontinued operations.

	Three-Months Ended
	September 30		Nine-Months Ended September 30
	2007	2006	2007	2006
	(Dollars in Millions)

Net Sales
Products	$893	$1,056	$3,147	$3,672
Services	$132	$133	$400	$416

	September 30	December 31
	2007	2006
	(Dollars in Millions)

Accounts receivable, net	$323	$348
Postretirement employee benefits	$123	$127

Additionally, as of September 30, 2007 and December 31, 2006, the Company transferred approximately $225 million and $200 million, respectively, of Ford receivables under a European receivables securitization agreement.

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

These interim consolidated financial statements include adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows of the Company for the interim periods presented. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2006 and the notes thereto included in the Company’s Current Report on Form 8-K, as filed with the SEC on August 3, 2007. Interim results are not necessarily indicative of full year results.

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

Effective May 31, 2007, the Company ceased to produce brake components at its Swansea, UK facility, which resulted in the complete exit of the Company’s global suspension product line. Accordingly, the results of operations of the Company’s global suspension product line have been reclassified to “Loss from discontinued operations, net of tax” in the consolidated statements of operations for the three and nine-month periods ended September 30, 2007 and 2006.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Discontinued Operations — (Continued)

A summary of the results of discontinued operations is provided in the table below.

	Three-Months Ended	Nine-Months Ended
	September 30	September 30
	2006	2007	2006
	(Dollars in Millions)

Net product sales	$35	$50	$129
Cost of sales	40	63	140

Gross margin	(5)	(13)	(11)
Selling, general and administrative expenses	1	1	2
Asset impairments	—	12	—
Restructuring expenses	—	10	—
Reimbursement from Escrow Account	—	12	—

Loss from discontinued operations, net of tax	$(6)	$(24)	$(13)

Effective October 18, 2007 the Company entered into a non-binding Memorandum of Understanding (MOU) related to the sale of its remaining operations at the Swansea, UK facility. The proposed transaction, which is subject to due diligence, certain third party agreements, definitive documentation, and anti-trust clearance, is expected to be completed before December 31, 2007 and would represent the Company’s exit of the driveline product line. Net assets associated with the Swansea operation and subject to the proposed transaction were approximately $15 million as of September 30, 2007.

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

2007 Asset Impairments

The Company recorded asset impairment charges of $14 million and $65 million during the three and nine-month periods ended September 30, 2007, respectively. These impairment charges were recorded to adjust the carrying value of associated long-lived assets to their estimated fair value in accordance with SFAS 144.

During the third quarter of 2007, the Company completed the sale of its Visteon Powertrain Control Systems India (“VPCSI”) operation located in Chennai, India. The Company determined that assets subject to the VPCSI divestiture including inventory, intellectual property, and real and personal property met the “held for sale” criteria of SFAS 144. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in asset impairment charges of approximately $14 million.

During the second quarter of 2007 and in connection with restructuring activities undertaken at a North American Other facility, the Company recorded an asset impairment of $3 million to reduce the net book value of certain long-lived assets to their estimated fair value.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Asset Impairments — (Continued)

During the first quarter of 2007, the Company determined that assets subject to the Chassis Divestiture including inventory, intellectual property, and real and personal property met the “held for sale” criteria of SFAS 144. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in asset impairment charges of approximately $25 million. Approximately $14 million of assets related to the Chassis Divestiture are classified as assets held for sale in the consolidated balance sheet as of September 30, 2007.

In consideration of the MASPA and the Company’s announced exit of the brake manufacturing business at the Swansea, UK facility, an asset impairment charge of $16 million was recorded to reduce the net book value of certain long-lived assets at the facility to their estimated fair value in the first quarter. The Company’s estimate of fair value was based on market prices, prices of similar assets, and other available information.

During the first quarter of 2007, the Company entered into an agreement to sell an Electronics building located in Hiroshima, Japan. The Company determined that this building met the “held for sale” criteria of SFAS 144 as of March 31, 2007 and was recorded at the lower of carrying value or fair value less cost to sell, which resulted in an asset impairment charge of approximately $7 million. The sale of the building was completed in the third quarter of 2007.

2006 Asset Impairments

The Company recorded asset impairment charges of $22 million during the nine-month period ended September 30, 2006. These impairment charges were recorded to adjust the carrying value of associated long-lived assets to their estimated fair value in accordance with SFAS 144.

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

Escrow Agreement

Pursuant to the Escrow Agreement, dated as of October 1, 2005, among the Company, Ford and Deutsche Bank Trust Company Americas, Ford paid $400 million into an escrow account for use by the Company to restructure its businesses. The Escrow Agreement provides that the Company will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs, as defined in the Escrow Agreement, and up to one half of the next $300 million of such costs. Cash in the escrow account is invested at the direction of the Company, in high quality, short-term investments and related investment earnings are credited to the account as earned. Investment earnings of $28 million became available to reimburse the Company’s restructuring costs following the use of the first $250 million of available funds. Investment earnings on the remaining $150 million of funds will become available for reimbursement after full utilization of those funds.

The following table provides a reconciliation of amounts available in the escrow account.

	Three-Months Ended	Nine-Months Ended	Inception through
	September 30, 2007	September 30, 2007	September 30, 2007
	(Dollars in Millions)

Beginning escrow account available	$219	$319	$400
Add: Investment earnings	2	9	30
Deduct: Disbursements for restructuring costs	(45)	(152)	(254)

Ending escrow account available	$176	$176	$176

As of September 30, 2007 and December 31, 2006, approximately $24 million and $55 million, respectively, of amounts receivable from the escrow account were included in the consolidated balance sheets.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Restructuring Activities — (Continued)

Restructuring Reserves

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three and nine-month periods ended September 30, 2007. Substantially all of the Company’s restructuring expenses are related to employee severance and termination benefit costs. Restructuring expenses included in the table below include $10 million related to discontinued operations for the nine-month period ended September 30, 2007. Such expenses are included in “Loss from discontinued operations, net of tax” on the consolidated statements of operations.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2006	$18	$21	$2	$12	$53
Expenses	—	—	6	25	31
Utilization	(5)	(3)	(1)	(13)	(22)

March 31, 2007	13	18	7	24	62
Expenses	15	13	1	12	41
Utilization	(8)	(3)	(1)	(19)	(31)

June 30, 2007	20	28	7	17	72
Expenses	8	9	(1)	11	27
Utilization	(6)	(6)	(1)	(7)	(20)

September 30, 2007	$22	$31	$5	$21	$79

2007 Restructuring Actions

During the three-months ended September 30, 2007 the Company recorded restructuring expenses of approximately $27 million under the previously announced multi-year improvement plan, including the following significant actions:

•	The Company recorded $8 million of employee severance and termination benefit charges at a European Climate facility. The charges relate to approximately 100 hourly and salaried employees.

•	The Company recorded approximately $6 million of employee severance and termination benefit costs related to the previously announced closure of a North American Other facility.

•	In connection with the activities under the multi-year improvement plan, the Company continues to evaluate its general and administrative support infrastructure and to reduce related costs in light of the changes in the underlying business operations. Accordingly, the Company recorded $9 million of employee severance and termination benefit costs related to approximately 30 salaried employees.

The Company has incurred $212 million in cumulative restructuring costs related to the multi-year improvement plan including $85 million, $53 million, $47 million and $27 million for the Other, Climate, Interiors and Electronics product groups, respectively. Substantially all restructuring expenses recorded to date relate to employee severance and termination benefit costs and are classified as “Restructuring expenses” on the consolidated statements of operations. As of September 30, 2007, the restructuring reserve balance of $79 million is entirely attributable to the multi-year improvement plan.

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

On April 27, 2006 the Company’s wholly-owned, consolidated subsidiary Carplastics, S.A. de C.V. acquired the real property, inventory, tooling and equipment of Guide Lighting Technologies of Mexico S. de R.L. de C.V., a lighting manufacturing facility located in Monterrey, Mexico.

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

NOTE 7.	Stock-Based Compensation

During the three-months ended September 30, 2007, the Company granted stock-based compensation as follows:

• Approximately 6,000 stock appreciation rights (“SARs”) and 26,000 restricted stock units (“RSUs”) under the Visteon Corporation 2004 Incentive Compensation Plan. As of September 30, 2007, there were approximately 7 million shares of common stock available for grant under this plan.

• Approximately 25,000 restricted stock awards (“RSAs”) under the Visteon Corporation Employees Equity Incentive Plan. As of September 30, 2007, there were approximately 1 million shares of common stock available for grant under this plan.

The weighted average assumptions used to estimate the fair value of SARs for the three-month period ended September 30, 2007 are an expected term of 5.58 years, a risk-free rate of 4.07%, expected volatility of 60% and an expected dividend yield of zero.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123(R)”), “Share-Based Payments” using the modified-prospective method. The cumulative effect, net of tax, of adopting SFAS 123(R) was $4 million or $0.03 per share as of January 1, 2006.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Asset Securitization

Effective August 14, 2006, the Company entered into a European accounts receivable securitization facility (“European Securitization”) that extends until August 2011 and provides up to $325 million in funding from the sale of certain customer trade account receivables originating from Company subsidiaries located in Germany, Portugal, Spain, France and the UK (“Sellers”). Under the European Securitization, receivables originated by the Sellers and certain of their subsidiaries are transferred to Visteon Financial Centre P.L.C. (the “Transferor”). The Transferor is a bankruptcy-remote qualifying special purpose entity. Receivables transferred from the Sellers are funded through cash obtained from the issuance of variable loan notes to third-party lenders and through subordinated loans obtained from a wholly-owned subsidiary of the Company, which represent the Company’s retained interest in the receivables transferred.

Transfers under the European Securitization, for which the Company receives consideration other than a beneficial interest, are accounted for as “true sales” under the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and are removed from the balance sheet. Transfers under the European Securitization, for which the Company receives a beneficial interest are not removed from the balance sheet and total $463 million and $482 million as of September 30, 2007 and December 31, 2006, respectively. Such amounts are recorded at fair value and are subordinated to the interests of third-party lenders. Securities representing the Company’s retained interests are accounted for as trading securities under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Availability of funding under the European Securitization depends primarily upon the amount of trade account receivables reduced by outstanding borrowings under the program and other characteristics of those receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of September 30, 2007, approximately $242 million of the Company’s transferred receivables were considered eligible for borrowing under this facility, $96 million was outstanding and $146 million was available for funding. The Company recorded losses of $1 million and $6 million for the three and nine-month periods ended September 30, 2007 related to receivables sold under the European Securitization.

The table below provides a reconciliation of the change in interests in account receivables transferred for the period.

	Three-Months Ended	Nine-Months Ended
	September 30, 2007	September 30, 2007
	(Dollars in Millions)

Beginning balance	$551	$482
Receivables transferred	646	2,535
Proceeds from new securitizations	—	(41)
Proceeds from collections reinvested in securitization	(124)	(381)
Cash flows received on interests retained	(610)	(2,132)

Ending balance	$463	$463

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9. Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of inventories is provided below:

	September 30	December 31
	2007	2006
	(Dollars in Millions)

Raw materials	$163	$154
Work-in-process	245	266
Finished products	183	157

	591	577
Valuation reserves	(56)	(57)

	$535	$520

NOTE 10.	Other Assets

Other current assets are summarized as follows:

	September 30	December 31
	2007	2006
	(Dollars in Millions)

Recoverable taxes	$95	$95
Current deferred tax assets	52	47
Prepaid assets	33	22
Customer deposits	30	23
Escrow receivable	24	55
Other	16	19

	$250	$261

Other non-current assets are summarized as follows:

	September 30	December 31
	2007	2006
	(Dollars in Millions)

Non-current deferred tax assets	$50	$45
Unamortized debt costs and other intangible assets	35	35
Assets held for sale	12	—
Notes receivable	11	13
Other	21	22

	$129	$115

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Non-Consolidated Affiliates

The Company had $233 million and $224 million of equity in the net assets of non-consolidated affiliates at September 30, 2007 and December 31, 2006, respectively. The Company recorded equity in net income of non-consolidated affiliates of $11 million and $8 million for the three-month periods ended September 30, 2007 and 2006, respectively. For the nine-month periods ended September 30, 2007 and 2006, the Company recorded $34 million and $27 million, respectively. The following table presents summarized financial data for the Company’s non-consolidated affiliates. The amounts included in the table below represent 100% of the results of operations of the Company’s non-consolidated affiliates accounted for under the equity method. Yanfeng Visteon Automotive Trim Systems Co., Ltd. (“Yanfeng”), of which the Company owns a 50% interest, is considered a significant non-consolidated affiliate and is shown separately below.

Summarized financial data for the three-month period ended September 30 are as follows:

	Net Sales		Gross Margin		Net Income
	2007	2006	2007	2006	2007	2006
	(Dollars in Millions)

Yanfeng Visteon Automotive Trim Systems Co., Ltd.	$238	$169	$40	$28	$16	$11
All other	195	158	21	24	3	7

	$433	$327	$61	$52	$19	$18

Summarized financial data for the nine-month period ended September 30 are as follows:

	Net Sales		Gross Margin		Net Income
	2007	2006	2007	2006	2007	2006
	(Dollars in Millions)

Yanfeng Visteon Automotive Trim Systems Co., Ltd.	$676	$493	$117	$84	$50	$36
All other	543	489	74	74	15	20

	$1,219	$982	$191	$158	$65	$56

The Company’s share of net assets and net income is reported in the consolidated financial statements as “Equity in net assets of non-consolidated affiliates” on the consolidated balance sheets and “Equity in net income of non-consolidated affiliates” on the consolidated statements of operations. Included in the Company’s accumulated deficit is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $119 million and $123 million at September 30, 2007 and December 31, 2006, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Property and Equipment

Property and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property and equipment, net is provided below:

	September 30	December 31
	2007	2006
	(Dollars in Millions)

Land	$104	$112
Buildings and improvements	1,096	1,221
Machinery, equipment and other	3,848	4,065
Construction in progress	109	125

Total property and equipment	5,157	5,523
Accumulated depreciation	(2,505)	(2,653)

	2,652	2,870
Product tooling, net of amortization	146	164

Property and equipment, net	$2,798	$3,034

Depreciation and amortization expenses are summarized as follows:

	Three-Months Ended		Nine-Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Dollars in Millions)

Depreciation	$98	$94	$310	$275
Amortization	11	13	36	40

	$109	$107	$346	$315

The Company recorded approximately $8 million and $30 million of accelerated depreciation expense for the three and nine-month periods ended September 30, 2007, respectively, representing the shortening of estimated useful lives of certain assets (primarily machinery and equipment) in connection with the Company’s restructuring activities.

NOTE 13.	Other Liabilities

Other current liabilities are summarized as follows:

	September 30	December 31
	2007	2006
	(Dollars in Millions)

Restructuring reserves	$79	$53
Product warranty and recall	52	53
Interest	41	53
Non-income tax liabilities	25	14
Income taxes payable	20	23
Value added taxes payable	19	17
Deferred income taxes	10	8
Other accrued liabilities	90	99

	$336	$320

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Other Liabilities — (Continued)

Other non-current liabilities are summarized as follows:

	September 30	December 31
	2007	2006
	(Dollars in Millions)

Income tax reserves	$133	$57
Non-income tax liabilities	92	106
Deferred income	63	56
Product warranty and recall	51	52
Other	54	47

	$393	$318

NOTE 14.	Debt

Short-term and long-term debt, including the fair market value of related interest rate swaps, were as follows:

	September 30	December 31
	2007	2006
	(Dollars in Millions)

Short-term debt
Current portion of long-term debt	$44	$31
Other — short-term	65	69

Total short-term debt	109	100

Long-term debt
8.25% notes due August 1, 2010	551	550
Term loan due June 13, 2013	1,000	1,000
Term loan due December 13, 2013	500	—
7.00% notes due March 10, 2014	441	439
Other	112	139

Total long-term debt	2,604	2,128

Total debt	$2,713	$2,228

On October 30, 2007, the Company’s 70% owned subsidiary, Halla Climate Control Corporation (“HCCC”), borrowed approximately $185 million pursuant to a short-term credit facility. HCCC used the proceeds, plus internally generated funds, to subscribe for an ownership interest in a newly formed Korean company currently jointly owned with Visteon. The Korean company holds interests in certain climate control operations in India, China and United States.

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

The components of the Company’s net periodic benefit costs for the three-month periods ended September 30, 2007 and September 30, 2006 were as follows:

					Health Care
	Retirement Plans				and Life
	U.S. Plans		Non-U.S. Plans		Insurance Benefits
	2007	2006	2007	2006	2007	2006
	(Dollars in Millions)

Service cost	$6	$13	$7	$9	$2	$4
Interest cost	18	18	18	17	8	10
Expected return on plan assets	(19)	(19)	(14)	(13)	—	—
Amortization of:
Transition	—	—	—	1	—	—
Plan amendments	—	1	1	1	(13)	(12)
Actuarial losses and other	—	1	3	5	4	8
Special termination benefits	1	—	—	—	—	—
Settlements	—	—	3	—	—	—
Curtailments	—	—	—	—	(11)	—

Visteon sponsored plan net periodic benefit costs	6	14	18	20	(10)	10
Expense for Visteon-assigned Ford-UAW and certain salaried employees	—	—	—	—	(2)	(2)

Net periodic benefits costs, excluding restructuring	$6	$14	$18	$20	$(12)	$8

Retirement benefit related restructuring expenses
Special termination benefits	—	—	1	1	—	—

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Employee Retirement Benefits — (Continued)

The components of the Company’s net periodic benefit costs for the nine-month periods ended September 30, 2007 and September 30, 2006 were as follows:

	Retirement Plans				Health Care
			Non-U.S.		and Life
	U.S. Plans		Plans		Insurance Benefits
	2007	2006	2007	2006	2007	2006
	(Dollars in Millions)

Service cost	$19	$42	$21	$26	$5	$12
Interest cost	54	55	54	50	24	31
Expected return on plan assets	(57)	(55)	(41)	(38)	—	—
Amortization of:
Transition	—	—	—	1	—	—
Plan amendments	1	4	4	4	(36)	(37)
Actuarial losses and other	1	4	9	15	12	22
Special termination benefits	1	1	—	—	—	—
Settlements	—	—	33	—	—	—
Curtailments	10	(11)	—	(1)	(20)	(37)

Visteon sponsored plan net periodic benefit costs	29	40	80	57	(15)	(9)
Expense for Visteon-assigned Ford-UAW and certain salaried employees	—	(3)	—	—	(4)	(29)

Net periodic benefits costs, excluding restructuring	$29	$37	$80	$57	$(19)	$(38)

Retirement benefit related restructuring expenses
Special termination benefits	3	—	9	1	—	—

Curtailments and Settlements

Curtailment and settlement gains and losses are recorded in accordance with Statement of Financial Accounting Standards Nos. 88 (“SFAS 88”), “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and are classified in the Company’s consolidated statements of operations as “Cost of sales” or “Selling, general and administrative expenses.” Qualifying curtailment and settlement losses related to the Company’s restructuring activities are reimbursable under the terms of the Escrow Agreement. The Company recorded curtailments and settlements as follows:

•	The Company recorded curtailment gains of $11 million and $20 million for the three and nine-month periods ended September 30, 2007, respectively, related to elimination of employee benefits under a U.S. OPEB plan in connection with employee headcount reductions under previously announced restructuring actions.

• The Company recorded settlement losses of $3 million and $20 million for the three and nine-months ended September 30, 2007, respectively, primarily related to employee retirement benefit obligations under a Canadian retirement plan for employees of the Markham, Ontario facility, which was closed in 2002.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Employee Retirement Benefits — (Continued)

•	During the second quarter of 2007, the Company recorded a settlement loss of $13 million related to employee retirement benefit obligations under certain German retirement plans for employees of the Dueren and Wuelfrath, Germany facilities, which were included in the Chassis Divestiture.

•	During the first quarter of 2007, the Company recorded a curtailment loss of $10 million related to employee retirement benefit obligations under certain U.S. retirement plans in connection with previously announced restructuring actions.

•	The Company recorded curtailment gains during the second quarter of 2006 of $37 million and $11 million related to the reduction in expected years of future service in Visteon sponsored OPEB and retirement plans, respectively. The reduction in future service resulted from the transfer of Company employees to Ford in connection with their January 1, 2006 acquisition of two plants from ACH located in Rawsonville, MI and Sterling Heights, MI (“Rawsonville-Sterling Transaction”).

As of September 30, 2007, the Company expects to record curtailment gains of approximately $65 million for retiree health plans in future periods as employees are terminated in connection with the multi-year improvement plan.

Retirement Benefit Related Restructuring Expenses

In addition to retirement benefit expenses, the Company recorded $1 million and $12 million for the three and nine-months ended September 30, 2007, respectively, for retirement benefit related restructuring charges. Such charges generally relate to special termination benefits, voluntary termination incentives, and pension losses and are the result of various restructuring actions as described in Note 5 “Restructuring Activities.” Retirement benefit related restructuring charges are recorded in accordance with SFAS 87, 88, 106, 112 and 158, are initially classified as restructuring expenses and related reserves are subsequently reclassified to retirement benefit liabilities.

Contributions

During the nine-month period ended September 30, 2007, contributions to the Company’s U.S. retirement plans and postretirement health care and life insurance plans were $43 million and $20 million, respectively, and contributions to non-U.S. retirement plans were $67 million. The Company presently anticipates additional contributions to its U.S. retirement plans and postretirement health care and life insurance plans of $5 million and $10 million, respectively, in 2007. The Company also anticipates additional 2007 contributions to non-U.S. retirement plans of $20 million.

Other

During the nine-months ended September 30, 2007, the Company recorded a reduction of its pension liability of approximately $100 million, a reduction of its OPEB liability of approximately $40 million, and an increase in accumulated other comprehensive income of approximately $140 million. These adjustments resulted from a U.S. salaried plan amendment which reduced disability retirement benefits, the elimination of future benefits under German pension plans resulting from the sale of chassis operations located in Dueren and Wuelfrath, Germany and other pension and OPEB plans affected by actions under the multi-year improvement plan.

During the nine-months ended September 30, 2006, the Company recorded a reduction in its postretirement benefit payable to Ford of approximately $24 million. This reduction resulted from the transfer of Company employees to Ford in connection with the Rawsonville-Sterling Transaction.

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

In connection with the adoption of FIN 48 and beginning January 1, 2007, the Company classified all interest and penalties as income tax expense. Prior to the adoption of FIN 48, the Company’s policy was to record interest and penalties related to income tax contingencies as a component of income before taxes. Accrued interest and penalties was $20 million at January 1, 2007. Estimated interest and penalties related to the underpayment of income taxes totaled approximately $6 million for the nine-months ended September 30, 2007.

Unrecognized Tax Benefits

The Company and its subsidiaries have operations in every major geographic region of the world and are subject to income taxes in the U.S. and numerous foreign jurisdictions. Accordingly, the Company files tax returns and is subject to examination by taxing authorities throughout the world, including such significant jurisdictions as Korea, India, Portugal, Spain, Czech Republic, Canada, Germany and the United States. With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2004 or state and local or non-U.S. income tax examinations for years before 2000.

The Company’s gross unrecognized tax benefits as of January 1, 2007 were approximately $150 million, of which approximately $55 million would impact the effective tax rate if recognized. The gross unrecognized tax benefits differ from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions will not impact the effective tax rate in current or future periods.

During the third quarter of 2007, the Company increased its unrecognized tax benefits through income tax expense by approximately $30 million primarily as a result of certain positions taken in tax returns filed in the quarter, as well as those expected to be taken in future tax returns in certain non-U.S. jurisdictions.

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

Provision for Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income (loss) before income taxes, minority interests, discontinued operations, change in accounting and extraordinary item, excluding equity in net income of non-consolidated affiliates and loss related to the sale of Visteon Powertrain Control Systems India (“VPCSI”), for the period. Effective tax rates vary from period to period as separate calculations are performed for those countries where the

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Income Taxes — (Continued)

Company’s operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained.

The Company’s provisions for income taxes of $20 million and $65 million for the three and nine-month periods ended September 30, 2007 reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes and certain non-recurring and other discrete tax items. Additionally, the provision also reflects the Company’s inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries to the extent not offset by other categories of income.

SFAS 109 generally requires that the amount of tax expense or benefit allocated to continuing operations be determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and net pre-tax income from other categories in the current year. In such instances, net pre-tax income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year operating losses, net pre-tax income from other sources, including other comprehensive income, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. During the three and nine-months ended September 30, 2007, net pre-tax income from other categories of income or loss, in particular, pre-tax other comprehensive income primarily attributable to foreign currency exchange rates and the re-measurement of pension and OPEB plans in the U.S. and Germany, offset approximately $72 million and $149 million, respectively of pre-tax operating losses in the U.S. and Germany, reducing the Company’s current period valuation allowance resulting in a benefit of $25 million and $52 million allocated to the current year loss from continuing operations for the three and nine-months ended September 30, 2007, respectively.

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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Comprehensive Loss

Comprehensive loss, net of tax is summarized below:

	Three-Months Ended		Nine-Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Dollars in Millions)

Net loss	$(109)	$(177)	$(329)	$(124)
Pension and other postretirement benefit adjustments	(4)	—	105	—
Change in foreign currency translation adjustments	54	8	86	72
Unrealized gains/(losses) on derivatives	(3)	5	(5)	(6)

	$(62)	$(164)	$(143)	$(58)

Accumulated other comprehensive income (loss) is comprised of the following:

	September 30	December 31
	2007	2006
	(Dollars in Millions)

Foreign currency translation adjustments	$252	$166
Pension and other postretirement benefit adjustments, net of tax	(83)	(378)
Unrealized gains/(losses) on derivatives	(9)	(4)

	$160	$(216)

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Loss Per Share

Basic loss per share of common stock is calculated by dividing reported net loss by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. The calculation of diluted loss per share takes into account the effect of dilutive potential common stock, such as stock options and contingently returnable shares, such as restricted stock.

	Three-Months Ended		Nine-Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Dollars in Millions)

Numerator:
Net loss from continuing operations before change in accounting and extraordinary item	$(109)	$(171)	$(305)	$(115)
Loss from discontinued operations, net of tax	—	6	24	13

Net loss before change in accounting and extraordinary item	$(109)	$(177)	$(329)	$(128)
Cumulative effect of change in accounting, net of tax		—	—	(4)

Net loss before extraordinary item	(109)	(177)	(329)	(132)
Extraordinary item, net of tax		—	—	8

Net loss	$(109)	$(177)	$(329)	$(124)

Denominator:
Average common stock outstanding	129.8	128.3	129.5	128.2
Less: Average restricted stock outstanding	(0.1)	(0.2)	(0.1)	(0.5)

Basic shares	129.7	128.1	129.4	127.7
Net dilutive effect of restricted stock	—	—	—	—

Diluted shares	129.7	128.1	129.4	127.7

Per Share Data:
Basic and diluted loss per share from continuing operations before change in accounting and extraordinary item	$(0.84)	$(1.33)	$(2.36)	$(0.90)
Loss from discontinued operations, net of tax	—	0.05	0.18	0.10

Basic and diluted loss per share before change in accounting and extraordinary item	$(0.84)	$(1.38)	$(2.54)	$(1.00)
Cumulative effect of change in accounting, net of tax	—	—	—	(0.03)

Basic and diluted loss per share before extraordinary item	(0.84)	(1.38)	(2.54)	(1.03)
Extraordinary item, net of tax	—	—	—	0.06

Basic and diluted loss per share	$(0.84)	$(1.38)	$(2.54)	$(0.97)

Stock options to purchase approximately 12 million shares of common stock and warrants to purchase 25 million shares of common stock were not included in the computation of diluted loss per share because the effect of including them would have been anti-dilutive for the three and nine-month periods ended September 30, 2007.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Commitments and Contingencies

Guarantees

The Company has guaranteed approximately $40 million and $77 million of debt capacity held by consolidated and unconsolidated subsidiaries and $94 million and $97 million for lifetime lease payments held by consolidated subsidiaries at September 30, 2007 and December 31, 2006, respectively. In addition, the Company has guaranteed certain Tier 2 suppliers’ debt and lease obligations and other third-party service providers’ obligations of up to $6 million and $17 million at September 30, 2007 and December 31, 2006 respectively, to ensure the continued supply of essential parts.

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

In June 2006, the Company and Ford Motor Company were named as defendants in a purported class action lawsuit brought under the Employee Retirement Income Security Act (“ERISA”) in the United States District Court for the Eastern District of Michigan on behalf of certain former salaried employees of the Company associated with two plants located in Michigan. The complaint alleged that the Company and Ford violated their fiduciary duties under ERISA when they established and spun off the Company and allocated certain pension liabilities between them, and later when they transferred the subject employees to Ford as new hires in 2006 after Ford acquired the plants. In July 2007, the motion to dismiss the complaint filed on behalf of the Company and Ford was granted in part and denied in part. Six of the seven named plaintiffs in this action have agreed to release their claims by agreements entered into with Ford. As a result, in September of 2007 the court entered a Rule 26(f) Report reflecting the remaining plaintiff’s agreement to amend the complaint by the end of November 2007 to withdraw the class action allegation with prejudice and to add the names of any other similarly situated employees that will join the action as named plaintiffs. Further, in September of 2007 the court entered a Stipulated Order of Partial Dismissal dismissing, without prejudice, all of the claims against Visteon brought on behalf of all of the named plaintiffs who have entered into the release agreements referred to above.

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

The following table provides a reconciliation of changes in product warranty and recall liability for the nine-months ended September 30, 2007 and 2006:

	Product Warranty and Recall
	2007	2006
	(Dollars in Millions)

Beginning balance, December 31	$105	$148
Accruals for products shipped	36	31
Changes in estimates	(11)	1
Settlements	(27)	(46)

Ending balance, September 30	$103	$134

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

The Company is aware of contamination at some of its properties and relating to various third-party superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites and at September 30, 2007 had recorded a reserve of approximately $8 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Although the Company believes its reserve is adequate based on current information, the Company cannot provide assurance that the eventual environmental investigation, cleanup costs and related liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at September 30, 2007 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

The Company’s operating segments are comprised of the following: Climate, Electronics, Interiors and Other. These global product groups have financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio. Within each of the global product groups, certain facilities manufacture a broader range of the Company’s total product line offering and are not limited to the primary product line. Regional customer groups are responsible for the marketing, sales and service of the Company’s product portfolio to its customer base. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment. In addition to these global product groups, the Company also operates Visteon Services, a centralized administrative function to monitor and facilitate transactions with ACH for the costs of leased employees and other services provided to ACH by the Company. As a result of the Chassis Divestiture, Visteon Services will also provide transitional administrative support to the buyer for a period of up to eighteen months.

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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Segment Information — (Continued)

Overview of Segments

•	Climate: The Company’s Climate product group includes facilities that primarily manufacture climate air handling modules, powertrain cooling modules, climate controls, heat exchangers, compressors, fluid transport, and engine induction systems.

•	Electronics: The Company’s Electronics product group includes facilities that primarily manufacture audio systems, infotainment systems, driver information systems, powertrain and feature control modules, electronic control modules and lighting.

•	Interiors: The Company’s Interior product group includes facilities that primarily manufacture instrument panels, cockpit modules, door trim and floor consoles.

•	Other: The Company’s Other product group includes facilities that primarily manufacture fuel products, chassis products, powertrain products, alternators and starters, as well as parts sold and distributed to the automotive aftermarket.

•	Services: The Company’s Services operations supply leased personnel and transition services as required by certain agreements entered into by the Company with ACH as a part of the ACH Transactions. Pursuant to the Master Services Agreement and the Salaried Employee Lease Agreement the Company, agreed to provide ACH with certain information technology, personnel and other services to enable ACH to conduct its business. Services to ACH are provided at a rate approximately equal to the Company’s cost until such time the services are no longer required by ACH or the expiration of the related agreement. In addition to services provided to ACH, the Company has also agreed to provide certain transition services related to the Chassis Divestiture. The Company expects to provide these services for up to eighteen months after the April 30, 2007 sale of those facilities.

Net Sales, Gross Margin and Operating Assets

A summary of net sales and gross margin by segment is provided below:

	Net Sales
	Three-Months		Nine-Months		Gross Margin
	Ended		Ended		Three-Months Ended		Nine-Months Ended
	September 30		September 30		September 30		September 30
	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in Millions)

Climate	$795	$711	$2,508	$2,351	$52	$11	$145	$131
Electronics	824	784	2,610	2,576	36	47	161	271
Interiors	700	678	2,282	2,196	13	(10)	46	42
Other	228	416	1,095	1,406	(2)	2	34	93
Eliminations	(137)	(142)	(494)	(497)	—	—	—	—

Total products	2,410	2,447	8,001	8,032	99	50	386	537
Services	136	133	407	416	2	2	5	4

Total segments	2,546	2,580	8,408	8,448	101	52	391	541
Reconciling Items
Corporate	—	—	—	—	(2)	—	(20)	72

Total consolidated	$2,546	$2,580	$8,408	8,448	$99	$52	$371	$613

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Segment Information — (Continued)

A summary of operating assets by segment is provided below:

	Inventories, net		Property and Equipment, net
	September 30	December 31	September 30	December 31
	2007	2006	2007	2006
	(Dollars in Millions)

Climate	$212	$161	$932	$962
Electronics	160	135	770	796
Interiors	64	62	508	478
Other	99	162	83	259

Total products	535	520	2,293	2,495
Reconciling Items
Corporate	—	—	505	539

Total consolidated	$535	$520	$2,798	$3,034

Reconciling Items

Certain adjustments are necessary to reconcile segment financial information to the Company’s consolidated amounts. Corporate reconciling items are related to the Company’s technical centers, corporate headquarters and other administrative and support functions.

Reclassification

Segment information for the three and nine-months ended September 30, 2006 and as of December 31, 2006 has been reclassified to reflect the alignment of the Company’s South American operations with their respective global product groups during the first quarter of 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition, and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Current Report on Form 8-K dated August 3, 2007, as filed with the Securities and Exchange Commission and the financial statements and accompanying notes to the financial statements included elsewhere herein. The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, including normal recurring adjustments, necessary for a fair presentation of such information.

Executive Summary

Visteon is a leading global supplier of climate, interiors, electronics and other automotive systems, modules and components to vehicle manufacturers as well as to the automotive aftermarket. The Company sells to all the of the world’s largest vehicle manufacturers including BMW, Chrysler LLC, Daimler AG, Ford, General Motors, Honda, Hyundia / Kia, Nissan, Peugot, Renault, Toyota and Volkswagen. The Company has a broad network of manufacturing, technical engineering and joint venture operations throughout the world, supported by approximately 43,000 employees dedicated to the design, development, manufacture and support of its product offering and its global customers. The Company conducts its business across five segments including, Climate, Interiors, Electronics, Other and Services.

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

Financial results for the three-months ended September 30, 2007 are summarized as follows:

•	Sales from continuing operations of $2.5 billion compared to $2.6 billion for the same period of 2006

•	Gross margin of $99 million or 3.9% of sales, up from $52 million or 2.0% for the same period of 2006

•	Selling, general and administrative expenses of $131 million, $45 million lower than the same period in 2006

•	Net loss of $109 million or $0.84 per share was reduced by $68 million compared to $177 million or $1.38 per share for the same period in 2006

•	Cash of approximately $1.4 billion as of September 30, 2007, $365 million higher than as of December 31, 2006

•	Cash used by operating activities of $53 million compared to $34 million for the same period in 2006

•	Capital expenditures of $88 million, higher than the same period in 2006 by $6 million

Sales and New Business

Sales from continuing operations were $2.5 billion for the three-months ended September 30, 2007 compared to sales from continuing operations of $2.6 billion for the same period in 2006. Sales from continuing operations for the third quarter of 2007 included favorable currency of $103 million, which was more than offset by the impact of divestitures, lower North American production volumes, customer pricing and changes in product mix. The Company’s sales remain well balanced by core product group with Climate sales of $795 million or 31%, Electronics sales of $824 million or 32% and Interiors sales of $700 million or 27%. The Company expects sales to remain well balanced by product group based on new business wins over the past several quarters.

While the distribution of the Company’s sales has remained consistent across its core product groups, product sales on a regional basis experienced a significant shift during the three-months ended September 30, 2007 when compared to the same period a year ago. North America product sales decreased to 33% of total consolidated sales during the three-months ended September 30, 2007 from 36% for the same period of 2006. The sales decline in North America was primarily driven by decreases in Ford and Nissan vehicle production volumes and past Ford sourcing actions. Europe and South America product sales decreased to 39% of total consolidated sales during the three-months ended September 30, 2007 from 41% for the same period of 2006. The decline is attributable to the Chassis Divestiture, partially offset by favorable foreign currency and increased Ford Europe production volumes. Asia product sales increased to 28% of total consolidated sales during the three-months ended September 30, 2007 from 23% for the same period of 2006. The increase is attributable to higher vehicle production volumes and direct sourced content, new business, and favorable currency.

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

The third quarter of 2007 was another strong quarter for new business wins. During the three-months ended September 30, 2007 the Company won nearly $300 million of new business, maintaining the momentum from 2006 when Visteon won $1 billion of new business. Year-to-date new business wins are approximately $750 million, of which nearly 66 percent is related to business outside of North America. The Company also was awarded significant renewals of existing contracts during 2007 with minimal incumbent losses. Sales from continuing operations for the three-months ended September 30, 2007 included sales to customers other than Ford of $1.5 billion or 63% of total product sales. This represents a significant shift to a more diversified customer base as compared to the same period of 2006 when sales to customers other than Ford were $1.4 billion or 57% of total product sales.

Visteon’s customers expect it to continue to reduce the costs of the products it provides, and to increase the level of engineering and related support of vehicle programs on a global basis. The Company must continue to work on reducing its overall costs by restructuring is operations and infrastructure and improving productivity to offset pricing provided to its customers.

Operations and Restructuring

The Company’s gross margin was $99 million in the third quarter of 2007, compared with $52 million in the third quarter of 2006, representing an increase of $47 million. This increase includes $14 million associated with the sale of land and buildings in the UK and $11 million for a curtailment gain related to the Company’s Connersville, Indiana facility. These increases were partially offset by $8 million of accelerated depreciation expense related to restructuring activities, a $6 million reduction associated with the Chassis Divestiture, and $2 million of pension expenses related to a previously closed Canadian facility. The remainder of the gross margin increase was related to improved cost performance related to restructuring activities, partially offset by vehicle production volume and mix and customer pricing.

The Company continues its efforts to improve base operations, which have been focused on quality, safety, investments and cost efficiencies. However, the Company’s near term performance has been impacted by lower vehicle production volumes, unfavorable product mix, premium costs related to certain non-core operations in Europe, and excess costs incurred for several new program launches.

The Company has undertaken various restructuring and other activities to improve base operations and achieve cost efficiencies. Significant actions taken during the three-months ended September 30, 2007 are as follows:

•	The Company recorded $8 million of employee severance and termination benefit charges at a European Climate facility.

•	The Company recorded approximately $6 million of employee severance and termination benefit costs related to the previously announced closure of a North American Other facility.

•	The Company recorded $9 million of employee severance and termination benefit costs associated with its general and administrative support infrastructure in light of the ongoing restructuring of the underlying business operations.

As the Company makes progress on its multi-year improvement plan, it continues to evaluate other cost saving measures including the migration of engineering, manufacturing and other jobs from high cost countries to low cost countries or the outright elimination of certain jobs. The Company will record the impact of these potential actions, if any, once management commits to a plan and can reasonably estimate the amounts to be incurred. The cost of future restructuring actions, if any, could be material to the consolidated financial statements and would be subject to partial reimbursement from the Escrow account.

Effective October 18, 2007 the Company entered into a non-binding Memorandum of Understanding (MOU) related to the sale of its remaining operations at the Swansea, UK facility. This facility, which generates annual sales of approximately $100 million and employs about 400 people, manufacturers power transfer units, transfer cases and axles for which Ford is the primary customer. The proposed sale, which is subject to due diligence, certain third party agreements, definitive documentation, and anti-trust clearance, is expected to be completed before December 31, 2007. The sale of the Swansea operation is a critical step for Visteon in restructuring its operations for sustainable profitability, although there can be no assurance that a transaction will be concluded by December 31, 2007 or at all.

In addition to the MOU, the Company continues to evaluate alternatives for other businesses in connection with the multi-year improvement plan, including additional potential divestitures or closures, which may have a material impact on the Company’s financial statements in the form of restructuring charges, curtailments and or asset impairments. The Company cannot predict the timing or range of such amounts, if any, which may result.

The Company continues to execute its long-term improvement program although no assurances can be provided that the results of these efforts will mitigate the negative industry trends currently being experienced.

Cash and Liquidity

Cash used by operating activities was $38 million during the nine-months ended September 30, 2007, compared with a source of $42 million for the same period in 2006. As of September 30, 2007, the Company had cash balances totaling $1.4 billion and total debt of $2.7 billion. Additionally, the Company had availability of $229 million under its U.S. revolving credit facility and $146 million available for funding under its $325 million European Securitization facility as of September 30, 2007.

On October 30, 2007, the Company’s 70% owned subsidiary, Halla Climate Control Corporation (“HCCC”), borrowed approximately $185 million pursuant to a short-term credit facility. HCC used the proceeds, plus internally generated funds, to subscribe for an ownership interest in a newly formed Korean company currently jointly owned with Visteon. The Korean company holds interests in certain climate control operations in India, China and United States.

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

Effective May 31, 2007, the Company ceased to produce brake components at its Swansea, UK facility, which resulted in the complete exit of the Company’s global suspension product line. Accordingly, the results of operations of the Company’s global suspension product line have been reclassified to “Loss from discontinued operations, net of tax” in the consolidated statements of operations for the three and nine-month periods ended September 30, 2007 and 2006.

A summary of the results of discontinued operations is provided in the table below.

	Three-Months	Nine-Months
	Ended	Ended
	September 30	September 30
	2006	2007	2006
	(Dollars in Millions)

Net product sales	$35	$50	$129
Cost of sales	40	63	140

Gross margin	(5)	(13)	(11)
Selling, general and administrative expenses	1	1	2
Asset impairments	—	12	—
Restructuring expenses	—	10	—
Reimbursement from Escrow Account	—	12	—

Loss from discontinued operations, net of tax	$(6)	$(24)	$(13)

Three-Months Ended September 30, 2007 and 2006

	Sales			Gross Margin
	2007	2006	Change	2007	2006	Change
	(Dollars in Millions)

Climate	$795	$711	$84	$52	$11	$41
Electronics	824	784	40	36	47	(11)
Interiors	700	678	22	13	(10)	23
Other	228	416	(188)	(2)	2	(4)
Eliminations	(137)	(142)	5	—	—	—

Total product	2,410	2,447	(37)	99	50	49
Services	136	133	3	2	2	—

Total segment	2,546	2,580	(34)	101	52	49
Reconciling Item
Corporate	—	—	—	(2)	—	(2)

Total consolidated	$2,546	$2,580	$(34)	$99	$52	$47

Net Sales

During the three-months ended September 30, 2007 the Company recorded sales from continuing operations of $2.5 billion, compared to $2.6 billion for the same period of 2006. Sales from continuing operations for the third quarter of 2007 were lower by $174 million due to divestitures, decreased North American production volumes, customer pricing and changes in product mix, partially offset by favorable currency of $103 million.

Net sales for Climate were $795 million for the three-months ended September 30, 2007 compared with $711 million for the three-months ended September 30, 2006, representing an increase of $84 million or 12%. Sales increased due to vehicle production volume and mix of $65 million, reflecting growth in Asia from new business and higher Ford Europe vehicle production volumes, partially offset by lower Ford North America vehicle production volumes and past Ford sourcing actions. Net customer price reductions were more than offset by favorable currency of $31 million.

Net sales for Electronics were $824 million during the three-months ended September 30, 2007 compared with $784 million during the same period of 2006, representing an increase of $40 million or 5%. Vehicle production volume and mix was favorable $18 million and increased sales in Europe of $28 million, which was primarily related to Ford Europe, were partially offset by $14 million related to lower Ford North America vehicle production volume and past Ford sourcing actions. Net customer price reductions were more than offset by favorable currency of $37 million.

Net sales for Interiors were $700 million for the three-months ended September 30, of 2007, compared with $678 million for the three-months ended September 30, 2006, representing an increase of $22 million or 3%. Interiors sales in Asia increased $56 million, primarily due to an increase in directed source sales to Hyundai/Kia, while Interiors sales in North America decreased $57 million, driven by lower Ford and Nissan vehicle production volume. Net customer price reductions were more than offset by favorable currency of $30 million.

The Company’s Other product group generated net sales of $228 million during the three-months ended September 30, 2007, compared with $416 million during the three-months ended September 30, 2006, representing a decrease of $188 million or 45%. The decrease in sales was primarily due to divestitures, including the second quarter 2007 Chassis Divestiture of $139 million and the third quarter 2007 divestiture of the Company’s Chennai, India facility of $9 million. Vehicle production volume and mix was unfavorable by $37 million and net customer price reductions were more than offset by favorable currency of $5 million.

Services revenues relate to information technology, engineering, administrative and other business support services provided by the Company under the terms of various agreements. Such services are generally provided at an amount that approximates cost. Total services revenues were $136 million in the three-months ended September 30, 2007, compared with $133 million in the three-months ended September 30, 2006. The increase of $3 million is primarily related to the services provided in connection with the Chassis Divestiture.

Gross Margin

The Company’s gross margin was $99 million for the third quarter of 2007, compared with $52 million for the third quarter of 2006, representing an increase of $47 million. This increase includes $14 million associated with the sale of land and buildings in the UK and $11 million for an OPEB curtailment gain related to the previously announced closure of the Company’s Connersville, Indiana facility. These increases were partially offset by $8 million of accelerated depreciation expense related to restructuring activities, a $6 million reduction associated with the Chassis Divestiture, and $2 million of pension settlement expenses related to a previously closed Canadian facility. The remainder of the gross margin increase was related to operating performance partially offset by vehicle volume and mix and customer pricing.

Gross margin for Climate was $52 million during the three-months ended September 30, 2007, compared with $11 million during the three-months ended September 30, 2006, representing an increase of $41 million. The increase in gross margin included an $11 million OPEB curtailment gain related to the previously announced closure of the Company’s Connersville, Indiana facility, increased volume of $7 million primarily related to new business in Asia Pacific and favorable currency of $3 million. Additionally, material and manufacturing cost reduction activities, lower OPEB expense, and restructuring savings were partially offset by customer price reductions, increases in raw material costs and accelerated depreciation resulting in an increase in gross margin of $20 million.

Gross margin for Electronics was $36 million for the three-months ended September 30, 2007, compared with $47 million for the three-months ended September 30, 2006, representing a decrease of $11 million or 23%. Vehicle production volume and mix was unfavorable $10 million in North America primarily related to lower Ford vehicle production volumes and the impact of past sourcing actions. However, vehicle production volume and mix was favorable $6 million in other regions, primarily Europe, reflecting increased Ford Europe vehicle production volume. Accelerated depreciation related to restructuring activities resulted in a reduction of gross margin of $4 million. Material and manufacturing cost reduction activities, lower OPEB expense, and restructuring savings were offset by premium launch costs, customer price reductions, and increases in raw material costs resulting in a decrease in gross margin of $5 million. Gross margin for the third quarter of 2007 included favorable currency of $2 million.

Gross margin for Interiors was $13 million for the three-months ended September 30, 2007, compared with a $10 million loss in the same period of 2006, representing an increase of $23 million. Material and manufacturing cost reduction activities, lower OPEB expense, and restructuring savings were partially offset by customer price reductions and increases in raw material costs resulting in an increase in gross margin of $10 million. Gross margin for the third quarter of 2007 also included $12 million from the sale of a building located in the UK and favorable currency of $3 million. Vehicle production volume and mix resulted in a reduction to gross margin in North America of $6 partially offset by a $4 million increase in Asia Pacific.

Gross margin for Other was a loss of $2 million for the three-months ended September 30, 2007, compared with $2 million for the three-months ended September 30, 2006, representing a decrease of $4 million. The decrease included a $9 million reduction associated with continued lower volume related to past Ford sourcing actions, customer price reductions, and increases in raw material costs, partially offset by material and manufacturing cost reduction activities, lower OPEB expense, and restructuring savings. Additionally, the Chassis Divestiture resulted in a decrease of $6 million. The non-recurrence of a 2006 litigation settlement increased gross margin by $9 million and the sale of a building in the UK resulted in an improvement of $2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $131 million for the three-months ended September 30, 2007 decreased by $45 million or 26% when compared to $176 million for same period of 2006. The decrease resulted from lower stock-based compensation expense of $14 million, cost efficiencies primarily related to salaried headcount reductions during the fourth quarter of 2006 and first quarter of 2007 of $12 million, recoveries from a customer in bankruptcy of $11 million and the non-recurrence of fees associated with the 2006 establishment of the European Securitization facility of $9 million partially offset by foreign currency.

Asset Impairments

During the third quarter of 2007, the Company completed the sale of its Visteon Powertrain Control Systems India (“VPCSI”) operation located in Chennai, India. The Company determined that assets subject to the VPCSI divestiture, including inventory, intellectual property, and real and personal property, met the “held for sale” criteria of SFAS 144. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in asset impairment charges of approximately $14 million.

Restructuring Expenses

During the three-months ended September 30, 2007, the Company recorded restructuring expenses of approximately $27 million under the previously announced multi-year improvement plan, including the following significant actions:

•	The Company recorded $8 million of employee severance and termination benefit charges at a European Climate facility. The charges relate to approximately 100 hourly and salaried employees.

•	The Company recorded approximately $6 million of employee severance and termination benefit costs related to the previously announced closure of a North American Other facility.

•	In connection with the activities under the multi-year improvement plan, the Company continues to evaluate its general and administrative support infrastructure and to reduce related costs in light of the changes in the underlying business operations. Accordingly, the Company recorded $9 million of employee severance and termination benefit costs related to approximately 30 salaried employees.

Interest

Interest expense was $59 million for the three-months ended September 30, 2007 as compared to $46 million for the same period of 2006. The increase of $13 million was due to higher average debt levels in 2007. Interest income increased by $11 million to a total of $17 million for the three-months ended September 30, 2007 largely due to higher cash balances and related investments in 2007.

Income Taxes

The provision for income taxes of $20 million for the three-month period ended September 30, 2007 represents an increase of $10 million when compared with the same period of 2006. The income tax provisions for the three-month periods ended September 30, 2007 and 2006 reflect income tax expense related to those countries where the Company is profitable, accrued withholding taxes, certain non-recurring and other discrete items and the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries to the extent not offset by other categories of income in those jurisdictions.

The provision for income taxes for the three-month period ended September 30, 2007 includes an expense of $30 million reflecting an increase in unrecognized tax benefits resulting from positions taken in tax returns filed during the quarter, as well as those expected to be taken in future tax returns. The Company recorded a tax benefit of $25 million related to tax-effecting current year operating losses in the U.S. and Germany to the extent of increases in other comprehensive income, which were principally attributable to foreign currency exchange fluctuations. The Company also recorded tax expense of $13 million for those countries where the Company is profitable and $2 million of non-recurring and other discrete items.

In October 2007, significant changes to tax laws in Mexico were enacted which will require the Company to assess the impact that such changes will have on the ability to recover its remaining deferred tax assets in Mexico. Any adverse impact would likely result in an increase in the valuation allowance, and therefore, additional income tax expense, in the applicable period. The Company is currently evaluating the impact of these recently enacted tax law changes on its consolidated financial statements.

Nine-Months Ended September 30, 2007 and 2006

	Net Sales			Gross Margin
	2007	2006	Change	2007	2006	Change
	(Dollars in Millions)

Climate	$2,508	$2,351	$157	$145	$131	$14
Electronics	2,610	2,576	34	161	271	(110)
Interiors	2,282	2,196	86	46	42	4
Other	1,095	1,406	(311)	34	93	(59)
Eliminations	(494)	(497)	3	—	—	—

Total products	8,001	8,032	(31)	386	537	(151)
Services	407	416	(9)	5	4	1

Total segments	8,408	8,448	(40)	391	541	(150)
Reconciling Items
Corporate	—	—	—	(20)	72	(92)

Total consolidated	$8,408	$8,448	$(40)	$371	$613	$(242)

Net Sales

Net sales from continuing operations were $8.4 billion for the nine-month periods ended September 30, 2007, and 2006. During the nine-months ended September 30, 2007 sales increases resulting from favorable currency of $401 million, higher volumes in Europe related to Ford and PSA, higher volumes in Asia due to directed source parts to Hyundai/Kia and new business were offset by $235 million related to the Chassis Divestiture, lower Ford and Nissan vehicle production volumes in North America, and the impact of past Ford sourcing actions.

Net sales for Climate were $2.5 billion during the nine-months ended September 30, 2007, compared with $2.4 billion during the nine-months ended September 30, 2006, representing an increase of $157 million or 7%. Sales increased in Asia by $170 million, principally attributable to new business and higher production volumes. European sales increased by $57 million principally related to Ford vehicle production volumes.

Sales were lower in North America by $88 million due to lower Ford North America vehicle production and unfavorable product mix partially offset by new business. Net customer price reductions were more than offset by favorable currency of $112 million.

Net sales for Electronics were $2.6 billion for the nine-month periods ended September 30, 2007 and 2006. Sales for the nine-months ended September 30, 2007 reflected lower Ford North America vehicle production volumes and adverse product mix of $183 million and higher sales in Europe of $144 million due to higher Ford vehicle production volumes. Net customer price reductions were more than offset by favorable currency of $130 million.

Net sales for Interiors were $2.3 billion for the nine-months ended September 30, 2007, compared with $2.2 billion for the nine-months ended September 30, 2006, representing an increase of $86 million or 4%. Increased sales in Asia of $240 million, primarily due to an increase in directed source content for Hyundai/Kia production, was partially offset by lower sales in North America of $225 million, primarily due to lower Ford and Nissan vehicle production as well as the impact of lost volume related to the closure of the Chicago facility. Net customer price reductions were more than offset by favorable currency of $113 million.

Net sales for Other were $1.1 billion for the nine-months ended September 30, 2007, compared with $1.4 billion for the nine-months ended September 30, 2006, representing a decrease of $311 million or 22%. The decrease is largely attributable to the Chassis Divestiture, which resulted in a decrease of $235 million and the VPCSI divestiture, which resulted in a decrease of $9 million. Sales decreased by $88 million with reductions in all regions related to lower vehicle production volumes and adverse product mix. Net customer price reductions were more than offset by favorable currency of $46 million.

Services revenues relate to information technology, engineering, administrative and other business support services provided by the Company under the terms of various agreements. Such services are generally provided at an amount that approximates cost. Services revenues were $407 million in the nine-month period ended September 30, 2007 compared with $416 million in the nine-month period ended September 30, 2006.

Gross Margin

The Company’s gross margin was $371 million for the nine-months ended September 30, 2007, compared with $613 million for the nine-months ended September 30, 2006, representing a decrease of $242 million or 39%. The decrease resulted from the following items:

•	Non-recurrence of certain benefits recorded in 2006, including $72 million of OPEB relief related to the transfer of certain Visteon salaried employees to Ford, $27 million from net commercial agreements, and tax reserve adjustments of $8 million.

•	Accelerated depreciation of $30 million related to restructuring activities, $22 million of employee benefit curtailment expense included in cost of sales but reimbursed from the escrow account, and $20 million of pension settlement expenses related to a previously closed Canadian facility.

•	Gain on the sale of land and buildings in the UK of $14 million, the non-recurrence of a 2006 litigation settlement of $9 million, and OPEB curtailment gains related to restructuring activities of $20 million.

•	The European chassis divestiture resulted in a reduction in gross margin of $22 million.

•	The remainder was related to vehicle production volume and mix and customer pricing partially offset by improved operating performance.

Gross margin for Climate was $145 million for the nine-months ended September 30, 2007, compared with $131 million for the nine-months ended September 30, 2006, representing an increase of $14 million or 11%. Unfavorable vehicle and product mix as well as lower vehicle production volumes due to restructuring activities at the Company’s Connersville, Indiana facility resulted in a decrease in gross margin of $27 million. Accelerated depreciation and amortization related to restructuring activities reduced gross margin by $13 million. Material and manufacturing cost reduction activities, lower OPEB expenses and restructuring savings were partially offset by net customer price reductions and increases in raw material costs resulting in an increase in gross margin of $47. Favorable currency increased gross margin by $7 million.

Gross margin for Electronics was $161 million for the nine-months ended September 30, 2007, compared with $271 million for the nine-months ended September 30, 2006, representing a decrease of $110 million or 41%. Vehicle production volume and mix was unfavorable $119 million in North America primarily related to lower Ford vehicle production volumes and the impact of past Ford sourcing actions. However, vehicle production volume and mix was favorable $45 million in other regions, primarily in Europe reflecting increased Ford Europe vehicle production volume. Accelerated depreciation and amortization related to restructuring activities reduced gross margin by $11 million. Material and manufacturing cost reduction activities, lower OPEB expenses and restructuring savings were more than offset by premium launch costs, net customer price reductions, and increases in raw material costs resulting in a decrease in gross margin of $37 million. Favorable currency increased gross margin by $12 million.

Gross margin for Interiors was $46 million for the nine-months ended September 30, 2007, compared with $42 million for the nine-months ended September 30, 2006, representing an increase of $4 million or 10%. Vehicle production volume and mix was unfavorable $10 million reflecting lower Ford and Nissan vehicle production volumes in North America and the closure of the Chicago facility, partially offset by increases in Europe related to Ford Europe production and in Asia related to net new business. Accelerated depreciation related to restructuring activities reduced gross margin by $3 million. Material and manufacturing cost reduction activities, lower OPEB expenses and restructuring savings was more than offset by net customer price reductions and increases in raw material costs resulting in a decrease in gross margin of $2 million. Additionally, a gain on the sale of a building located in the UK increased gross margin by $12 million. Favorable currency increased gross margin by $7 million.

Gross margin for Other was $34 million for the nine-months ended September 30, 2007, compared with $93 million for the nine-months ended September 30, 2006, representing a decrease of $59 million or 63%. This decrease includes $22 million of pension curtailment expense included in cost of sales in 2007 but reimbursed from the escrow account. Additionally, the Chassis Divestiture resulted in a $22 million reduction to gross margin. Vehicle production volume and mix was unfavorable $30 million. The non-recurrence of a 2006 litigation settlement increased gross margin by $9 million, and the sale of a building in the UK resulted in an improvement of $2 million. The remaining $4 million increase was associated with material and manufacturing cost reduction activities, lower OPEB expense, and restructuring savings, partially offset by customer price reductions and increases in raw material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $445 million for the nine-months ended September 30, 2007 decreased by $92 million or 17% when compared with $537 million for the same period of 2006. The decrease resulted from $44 million of cost efficiencies primarily related to salaried headcount reductions during the fourth quarter of 2006 and the first quarter of 2007, lower stock-based compensation expense of $36 million, $24 million of lower bad debt and other expenses, which were partially offset by $12 million of unfavorable currency.

Asset Impairments

The Company recorded asset impairment charges of $14 million and $65 million during the three and nine-month periods ended September 30, 2007. These impairment charges were recorded to adjust the carrying value of associated long-lived assets to their estimated fair value in accordance with SFAS 144.

During the third quarter of 2007, the Company completed the sale of its Visteon Powertrain Control Systems India (“VPCSI”) operation located in Chennai, India. The Company determined that assets subject to the VPCSI divestiture including inventory, intellectual property, and real and personal property met the “held for sale” criteria of SFAS 144. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in asset impairment charges of approximately $14 million.

During the first quarter of 2007, the Company determined that assets subject to the Chassis Divestiture including inventory, intellectual property, and real and personal property met the “held for sale” criteria of SFAS 144. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in asset impairment charges of approximately $25 million. Approximately $14 million of assets related to the Chassis Divestiture are classified as assets held for sale in the consolidated balance sheets as of September 30, 2007.

In consideration of the MASPA and the Company’s announced exit of the brake manufacturing business at the Swansea, UK facility, an asset impairment charge of $16 million was recorded to reduce the net book value of certain long-lived assets at the facility to their estimated fair value in the first quarter. The Company’s estimate of fair value was based on market prices, prices of similar assets, and other available information.

During the first quarter of 2007, the Company entered into an agreement to sell an Electronics building located in Hiroshima, Japan. The Company determined that this building met the “held for sale” criteria of SFAS 144 as of March 31, 2007 and was recorded at the lower of carrying value or fair value less cost to sell, which resulted in an asset impairment charge of approximately $7 million. The sale of the building was completed in the third quarter of 2007.

In connection with restructuring activities undertaken at a North American Other facility, the Company recorded an asset impairment of $3 million to reduce the net book value of certain long-lived assets to their estimated fair value during the three-months ended June 30, 2007.

Restructuring Expenses

During the nine-month period ended September 30, 2007 the Company recorded restructuring charges of $99 million under the previously announced multi-year improvement plan. Such costs are fully reimbursable under the terms of the Escrow Agreement. Significant restructuring actions for the nine-months ended September 30, 2007 include the following:

•	The Company recorded $20 million of employee severance and termination benefit costs for approximately 600 hourly and 100 salaried employees related to the expected 2008 closure of a North American Other facility.

•	The Company recorded $19 million of employee severance and termination benefit costs related to the elimination of approximately 180 salaried positions.

•	The Company recorded $12 million of expected employee severance and termination benefit costs associated with approximately 100 hourly employees under a plant efficiency action at a European Climate facility.

•	The Company also recorded $10 million of employee severance and termination benefit costs associated with the exit of its brake manufacturing operations at a European Other facility. Approximately 160 hourly and 20 salaried positions were eliminated as a result of this action.

•	The Company recorded $10 million of employee severance and termination benefit costs for approximately 150 employees at a European Interiors facility related to the transfer of production to other facilities.

•	Approximately $9 million was recorded related to the closure of a North American Climate facility for employee severance and termination benefits, lease termination costs and equipment move costs.

•	Approximately $8 million of employee severance and termination benefit costs were recorded for approximately 40 hourly and 20 salaried employees at various European facilities.

•	The Company recorded an estimate of employee severance and termination benefit costs of approximately $5 million for the probable payment of such post-employment benefit costs in connection with the multi-year improvement plan.

Interest

Interest expense was $163 million for the nine-months ended September 30, 2007 as compared to $146 million for the same period of 2006. The increase of $17 million was due to higher average debt levels in 2007. Interest income increased by $19 million to a total of $40 million for the nine-months ended September 30, 2007 largely due to higher cash balances and related investments in 2007.

Income Taxes

The provision for income taxes of $65 million for the nine-month period ended September 30, 2007 represents an increase of $8 million when compared with $57 million in the same period of 2006. The income tax provisions for the nine-month periods ended September 30, 2007 and 2006 reflect income tax expense related to those countries where the Company is profitable, accrued withholding taxes, certain non-recurring and other discrete items and the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries to the extent not offset by other categories of income in those jurisdictions.

The provision for income taxes for the nine-month period ended September 30, 2007 includes an expense of $44 million reflecting an increase in unrecognized tax benefits resulting from positions taken in tax returns filed during the quarter, as well as those expected to be taken in future tax returns. The Company recorded a tax benefit of $52 million related to tax-effecting current year operating losses in the U.S. and Germany to the extent of increases in other comprehensive income, which were principally attributable to foreign currency exchange fluctuations. The Company also recorded tax expense of $67 million for those countries where the Company is profitable and $6 million of non-recurring and other discrete items.

In October 2007, significant changes to tax laws in Mexico were enacted which will require the Company to assess the impact that such changes will have on the ability to recover its remaining deferred tax assets in Mexico. Any adverse impact would likely result in an increase in the valuation allowance, and therefore, additional income tax expense, in the applicable period. The Company is currently evaluating the impact of these recently enacted tax law changes on its consolidated financial statements.

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

Cash and Equivalents

As of September 30, 2007 and December 31, 2006, the Company’s consolidated cash balances totaled $1.4 billion and $1.1 billion, respectively. As the Company’s operating profitability has become more concentrated with its foreign subsidiaries and joint ventures, the Company’s cash balances located outside the U.S. continue to be significant. The Company’s ability to efficiently access cash balances in certain foreign jurisdictions is subject to local regulatory and statutory requirements.

Asset Securitization

The Company transfers certain customer trade account receivables originating from subsidiaries located in Germany, Portugal, Spain, France and the UK (“Sellers”) pursuant to a European securitization agreement (“European Securitization”). The European Securitization agreement extends until August 2011 and provides up to $325 million in funding from the sale of receivables originated by the Sellers and transferred to Visteon Financial Centre P.L.C. (the “Transferor”). The Transferor is a bankruptcy-remote qualifying special purpose entity. Receivables transferred from the Sellers are funded through cash obtained from the issuance of variable loan notes to third-party lenders and through subordinated loans obtained from a wholly-owned subsidiary of the Company, which represent the Company’s retained interest in the receivables transferred.

Availability of funding under the European Securitization depends primarily upon the amount of trade account receivables, reduced by outstanding borrowings under the program and other characteristics of those receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of September 30, 2007, approximately $242 million of the Company’s transferred receivables were considered eligible for borrowing under this facility, $96 million was outstanding and $146 million was available for funding.

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

As of September 30, 2007, there were no outstanding borrowings under the Revolving Credit Agreement. The total facility availability for the Company was $324 million, with $229 million of available borrowings under the facility after a reduction for $95 million of obligations under letters of credit.

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

Cash Flows

Operating Activities

Cash used by operating activities was $38 million during the nine-months ended September 30, 2007, compared with a source of $42 million for the same period in 2006. The decrease is largely attributable to a higher net loss, as adjusted for non-cash items, a reduction in receivables sold, an increase in Ford North American receivable terms from 22 days to 26 days, and incentive compensation payments in 2007, partially offset by the non-recurrence of the settlement of outstanding payable balances with ACH plants in 2006, and improved working capital.

Investing Activities

Cash used by investing activities was $79 million during the nine-months ended September 30, 2007, compared with $253 million for the same period in 2006. The decrease in cash usage resulted principally from proceeds associated with the Chassis Divestiture in 2007, an increase in asset sales, and a reduction in capital expenditures, excluding capital leases. The Company’s capital expenditures, excluding capital leases, in the nine-months ended September 30, 2007 totaled $232 million, compared with $265 million for the same period in 2006.

Financing Activities

Cash provided from financing activities totaled $452 million during the nine-months ended September 30, 2007, compared with $60 million for the same period in 2006. The cash proceeds in 2007 reflect the proceeds from the Company’s $500 million addition to its seven-year term loan, partially offset by reductions in affiliate debt and book overdrafts. Cash provided from financing activities increased by $392 million when compared to the nine-months ended September 30, 2006, which included proceeds from the Company’s $800 million seven-year term loan, partially offset by a net repayment of $322 million on the Company’s revolving credit facility, repayment and termination of the Company’s $241 million five-year term loan, and repurchase of $150 million of its outstanding 8.25% interest bearing notes due August 1, 2010.

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

Under certain conditions, amounts outstanding under the credit agreements may be accelerated. Bankruptcy and insolvency events with respect to the Company or certain of its subsidiaries will result in an automatic acceleration of the indebtedness under the credit agreements. Subject to notice and cure periods in certain cases, other events of default under the credit agreements will result in acceleration of indebtedness under the credit agreements at the option of the lenders. Such other events of default include failure to pay any principal, interest or other amounts when due, failure to comply with covenants, breach of representations or warranties in any material respect, non-payment or acceleration of other material debt, entry of material judgments not covered by insurance, or a change of control of the Company.

At September 30, 2007, the Company was in compliance with applicable covenants and restrictions, as amended, although there can be no assurance that the Company will remain in compliance with such covenants in the future. If the Company was to violate a covenant and not obtain a waiver, the credit agreements could be terminated and amounts outstanding would be accelerated. The Company can provide no assurance that, in such event, it would have access to sufficient liquidity resources to repay such amounts.

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

Asset Securitization

Transfers under the European Securitization, for which the Company receives consideration other than a beneficial interest, are accounted for as “true sales” under the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and are removed from the balance sheet. Transfers under the European Securitization, for which the Company receives a beneficial interest are not removed from the balance sheet and total $463 million and $482 million as of September 30, 2007 and December 31, 2006, respectively. Such amounts are recorded at fair value and are subordinated to the interests of third-party lenders. Securities representing the Company’s retained interests are accounted for as trading securities under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Availability of funding under the European Securitization depends primarily upon the amount of trade account receivables, reduced by outstanding borrowings under the program and other characteristics of those receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of September 30, 2007, approximately $242 million of the Company’s transferred receivables were considered eligible for borrowing under this facility, $96 million was outstanding and $146 million was available for funding. The Company recorded losses of $1 million and $6 million for the three and nine-month periods ended September 30, 2007 related to receivables sold under the European Securitization.

The table below provides a reconciliation of the change in interests in account receivables transferred for the period.

	Three-Months Ended	Nine-Months Ended
	September 30, 2007	September 30, 2007
	(Dollars in Millions)

Beginning balance	$551	$482
Receivables transferred	646	2,535
Proceeds from new securitizations	—	(41)
Proceeds from collections reinvested in securitization	(124)	(381)
Cash flows received on interests retained	(610)	(2,132)

Ending balance	$463	$463

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

Other Financial Information

PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed limited procedures in accordance with professional standards for a review of the financial data presented on page 3 through 30 inclusive. The review was performed in accordance with standards for such reviews established by the Public Company Accounting Oversight Board (United States). The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

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

The Company’s primary foreign exchange operating exposures include the Euro, Korean Won, Czech Koruna and Mexican Peso. Because of the mix between the Company’s costs and revenues in various regions, operating results are exposed generally to weakening of the Euro and to strengthening of the Korean Won, Czech Koruna and Mexican Peso. For transactions in these currencies, the Company utilizes a strategy of partial coverage. As of September 30, 2007, the Company’s coverage for projected transactions in these currencies was approximately 69% for 2007.

As of September 30, 2007 and December 31, 2006, the net fair value of foreign currency forward and option contracts was a liability of $5 million and an asset of $8 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $47 million and $76 million as of September 30, 2007 and December 31, 2006, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company’s financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

The Company monitors its exposure to interest rate risk principally in relation to fixed-rate and variable-rate debt. The Company uses derivative financial instruments to reduce exposure to fluctuations in interest rates in connection with its risk management policies. Accordingly, the Company has entered into certain fixed-for-variable and variable-for-fixed interest rate swap agreements to manage such interest rate exposures. The Company has entered into interest rate swaps for a portion of the 8.25% notes due August 1, 2010 ($125 million) and a portion of the 7.00% notes due March 10, 2014 ($225 million). These interest rate swaps effectively convert the designated portions of these notes from fixed interest rate to variable interest rate instruments. Additionally, the Company has entered into interest rate swaps for a portion of the $1.5 billion term loan due in 2013 ($200 million), effectively converting the designated portion of this loan from a variable interest rate to a fixed interest rate instrument. Approximately 33% and 43% of the Company’s borrowings were effectively on a fixed rate basis as of September 30, 2007 and December 31, 2006, respectively.

As of September 30, 2007 and December 31, 2006, the net fair value of interest rate swaps was a liability of $15 million and $18 million, respectively. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $4 million as of September 30, 2007 and December 31, 2006. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $9 million and $6 million as of September 30, 2007 and December 31, 2006, respectively. This analysis may overstate the adverse impact on net interest expense because of the short-term nature of the Company’s interest bearing investments.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

ITEM 5.	OTHER INFORMATION

On November 8, 2007, the Board of Directors of the Company approved the promotion of William G. Quigley III to the position of Executive Vice President and Chief Financial Officer, effective immediately. Previously Mr. Quigley held the position of Senior Vice President and Chief Financial Officer. The Organization and Compensation Committee of the Company also approved certain changes to Mr. Quigley’s compensation commensurate with his new organizational level, including a base salary of $625,000 and revised opportunities under the Company’s an annual and long-term incentive programs of 65% and 250% of his base salary, respectively.

ITEM 6.	EXHIBITS

Please refer to the Exhibit Index on Page 54

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ MICHAEL J. WIDGREN
Michael J. Widgren
Vice President, Corporate Controller and
Chief Accounting Officer

Date: November 8, 2007

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Visteon dated May 22, 2007.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of Visteon dated May 22, 2007.
4.1	Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.2	Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.3	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
4.4	Warrant to purchase 25 million shares of common stock of Visteon, dated as of May 17, 2007, is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated May 18, 2007.
4.5	Form of Stockholder Agreement, dated as of October 1, 2005, between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
4.6	Letter Agreement, dated as of May 17, 2007, among Visteon, LB I Group, Inc. and Ford Motor Company is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated May 18, 2007.
4.7	Term sheet dated July 31, 2000 establishing the terms of Visteon’s 8.25% Notes due August 1, 2010, is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated August 16, 2000.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.3	Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.3.1	Amendment Number Two, effective as of October 1, 2005, to Amended and Restated Employee Transition Agreement, dated as of April 1, 2000 and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.4	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.5	Visteon Corporation 2004 Incentive Plan, as amended and restated, is incorporated herein by reference to Appendix C to the Proxy Statement of Visteon dated March 30, 2006.*
10.5.1	Amendment to the Visteon Corporation 2004 Incentive Plan, effective as of June 14, 2007, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated June 20, 2007.*
10.5.2	Form of Terms and Conditions of Nonqualified Stock Options.*

Exhibit
Number	Exhibit Name

10.5.3	Form of Terms and Conditions of Restricted Stock Grants is incorporated herein by reference to Exhibit 10.5.2 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10.5.4	Form of Terms and Conditions of Restricted Stock Units is incorporated herein by reference to Exhibit 10.5.3 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10.5.5	Form of Terms and Conditions of Stock Appreciation Rights is incorporated herein by reference to Exhibit 10.5.4 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10.6	Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10.6.1	Form of Amendment to Revised Change in Control Agreement constituting Exhibit 10.6 hereto is incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.*
10.6.2	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.6 and Amendment to Revised Change of Control Agreement constituting Exhibit 10.6.1 hereto entered into by Visteon with Messrs. Johnston, Stebbins, Palmer, Donofrio, and Quigley and Ms. Stephenson, is incorporated herein by reference to Exhibit 10.6.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.*
10.7	Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.7.1	Amendments to the Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, effective as of December 14, 2005 is incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.8	Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.8.1	Amendments to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.8.2	Amendment to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of May 10, 2006, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated May 12, 2006.*
10.9	Visteon Corporation Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.9.1	Amendments to the Visteon Corporation Deferred Compensation Plan, effective as of December 23, 2005 is incorporated herein by reference to Exhibit 10.16.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.10	Employment Agreement dated as of December 7, 2004 between Visteon and William G. Quigley III is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.11	Visteon Corporation Pension Parity Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.11.1	Amendments to the Visteon Corporation Pension Parity Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*

Exhibit
Number	Exhibit Name

10.12	Visteon Corporation Supplemental Executive Retirement Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.12.1	Amendments to the Visteon Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.19.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.12.2	Amendments to the Visteon Corporation Supplemental Executive Retirement Plan, effective as of June 30, 2006, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated June 19, 2006.*
10.13	Amended and Restated Employment Agreement, effective as of March 1, 2007, between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.*
10.14	Service Agreement dated as of November 1, 2001 between Visteon International Business Development, Inc., a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.15	Visteon Corporation Executive Separation Allowance Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.15.1	Amendments to the Visteon Corporation Executive Separation Allowance Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.16	Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain directors and executive officers under the plans constituting Exhibits 10.6, 10.6.1, 10.7, 10.7.1, 10.9, 10.9.1, 10.11, 10.11.1, 10.12, 10.12.1, 10.12.2, 10.15 and 10.15.1 hereto is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2002.*
10.17	Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.17.1	First Amendment to Credit Agreement and Consent, dated as of November 27, 2006, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated December 1, 2006.
10.17.2	Second Amendment to Credit Agreement and Consent, dated as of April 10, 2007, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated April 16, 2007.

Exhibit
Number	Exhibit Name

10.18	Amended and Restated Credit Agreement, dated as of April 10, 2007, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse Securities (USA) LLC and Sumitomo Mitsui Banking Corporation, as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated April 16, 2007.
10.18.1	Agreement to Amend and Restate, dated as of April 10, 2007, among Visteon, the several banks and other financial institutions or entities party to the Credit Agreement, dated as of June 13, 2006, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated April 16, 2007.
10.19	Pension Plan Agreement effective as of November 1, 2001 between Visteon Holdings GmbH, a wholly-owned subsidiary of Visteon, and Dr. Heinz Pfannschmidt is incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Visteon dated May 7, 2003.*
10.20	Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.21	Letter Agreement, effective as of May 23, 2005, between Visteon and Mr. Donald J. Stebbins is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 23, 2005.*
10.22	Visteon Corporation Non-Employee Director Stock Unit Plan is incorporated herein by reference to Appendix D to the Proxy Statement of Visteon dated March 30, 2006.*
10.23	Reserved.
10.24	Visteon Executive Severance Plan is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.25	Form of Executive Retiree Health Care Agreement is incorporated herein by reference to Exhibit 10.28 to the Current Report on Form 8-K of Visteon dated December 9, 2004.*
10.25.1	Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.25 hereto entered into by Visteon with Messrs. Johnston, Stebbins and Palmer and Ms. D. Stephenson is incorporated herein by reference to Exhibit 10.25.1 to the Quarterly Report on Form 10-Q of Visteon dated August 8, 2006.*
10.26	Contribution Agreement, dated as of September 12, 2005, between Visteon and VHF Holdings, Inc. is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.27	Visteon “A” Transaction Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.28	Visteon “B” Purchase Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.29	Escrow Agreement, dated as of October 1, 2005, among Visteon, Ford and Deutsche Bank Trust Company Americas, as escrow agent, is incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.30	Reimbursement Agreement, dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.31	Master Services Agreement, dated as of September 30, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated October 6, 2005.

Exhibit
Number	Exhibit Name

10.32	Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.33	Visteon Hourly Employee Conversion Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.34	Visteon Salaried Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.34.1	Amendment to Salaried Employee Lease Agreement and Payment Acceleration Agreement, dated as of March 30, 2006, among Visteon, Ford Motor Company and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.46.1 to the Quarterly Report on Form 10-Q of Visteon dated May 10, 2006.
10.35	Visteon Salaried Employee Lease Agreement (Rawsonville/Sterling), dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.36	Visteon Salaried Employee Transition Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.36.1	Amendment Number One to Visteon Salaried Employee Transition Agreement, effective as of March 1, 2006, between Visteon and Ford is incorporated herein by reference to Exhibit 10.36.1 to the Quarterly Report on Form 10-Q of Visteon dated August 8, 2006.
10.37	Purchase and Supply Agreement, dated as of September 30, 2005, between Visteon (as seller) and Automotive Components Holdings, LLC (as buyer) is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.38	Purchase and Supply Agreement, dated as of September 30, 2005, between Automotive Components Holdings, LLC (as seller) and Visteon (as buyer) is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.39	Purchase and Supply Agreement, dated as of October 1, 2005, between Visteon (as seller) and Ford (as buyer) is incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.40	Intellectual Property Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.40.1	Amendment to Intellectual Property Contribution Agreement, dated as of December 11, 2006, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC, is incorporated herein by reference to Exhibit 10.40.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.
10.41	Software License and Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc. and Automotive Components Holdings, Inc. is incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.42	Intellectual Property License Agreement, dated as of October 1, 2005, among Visteon, Visteon Global Technologies, Inc. and Ford is incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.43	Master Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.

Exhibit
Number	Exhibit Name

10.44	Master Receivables Purchase & Servicing Agreement, dated as of August 14, 2006, by and among Visteon UK Limited, Visteon Deutschland GmbH, Visteon Sistemas Interiores Espana S.L., Cadiz Electronica SA, Visteon Portuguesa Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International Plc, Citicorp USA, Inc., and Visteon is incorporated herein by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.45	Variable Funding Agreement, dated as of August 14, 2006, by and among Visteon UK Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank International PLC, and certain financial institutions listed therein, is incorporated herein by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.46	Subordinated VLN Facility Agreement, dated as of August 14, 2006, by and among Visteon Netherlands Finance B.V., Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., and Citibank International PLC is incorporated herein by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.47	Master Definitions and Framework Deed, dated as of August 14, 2006, by and among Visteon, Visteon Netherlands Finance B.V., Visteon UK Limited, Visteon Deutschland GmbH, Visteon Systemes Interieurs SAS, Visteon Ardennes Industries SAS, Visteon Sistemas Interiores Espana S.L., Cadiz Electronica SA, Visteon Portuguesa Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International PLC, Citicorp USA, Inc., Wilmington Trust SP Services (Dublin) Limited, and certain financial institutions and other entities listed therein, is incorporated herein by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
12.1	Statement re: Computation of Ratios.
14.1	Visteon Corporation — Ethics and Integrity Policy, as amended effective September 23, 2005 (code of business conduct and ethics) is incorporated herein by reference to Exhibit 14.1 to the Current Report on Form 8-K of Visteon dated September 28, 2005.
15.1	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 8, 2007 relating to Financial Information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated November 8, 2007.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated November 8, 2007.
32.1	Section 1350 Certification of Chief Executive Officer dated November 8, 2007.
32.2	Section 1350 Certification of Chief Financial Officer dated November 8, 2007.

†	Portions of these exhibits have been redacted pursuant to confidential treatment requests filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.