Form 10-K
period 2007-12-31
VISTEON CORP
filed 2008-02-22
CIK 1111335

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes   ✓    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company
                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No   ✓

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2007 (the last business day of the most recently completed second fiscal quarter) was approximately $1 billion.

As of February 15, 2008, the registrant had outstanding 129,650,038 shares of common stock.

Document Incorporated by Reference*

Document	Where Incorporated

2008 Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

* As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

PART I

ITEM 1.	BUSINESS

The Company’s Business

Visteon Corporation (“Visteon” or the “Company”) is a leading global supplier of automotive systems, modules and components to global vehicle manufacturers and the automotive aftermarket. The Company is headquartered in Van Buren Township, Michigan, has a workforce of approximately 41,500 employees and has a network of manufacturing sites, technical centers, sales offices and joint ventures located in every major geographic region of the world. The Company was incorporated in Delaware in January 2000 as a wholly-owned subsidiary of Ford Motor Company (“Ford” or “Ford Motor Company”). Subsequently, Ford transferred the assets and liabilities comprising its automotive components and systems business to Visteon. The Company separated from Ford on June 28, 2000 when all of the Company’s common stock was distributed by Ford to its shareholders.

In September 2005, the Company transferred 23 of its North American facilities and certain other related assets and liabilities (the “Business”) to Automotive Components Holdings, LLC (“ACH”), an indirect, wholly-owned subsidiary of the Company. On October 1, 2005, the Company sold ACH to Ford for cash proceeds of approximately $300 million, as well as the forgiveness of certain other postretirement employee benefit liabilities and other obligations relating to hourly employees associated with the Business and the assumption of certain other liabilities (together, the “ACH Transactions”). The transferred facilities included all of the Company’s plants that leased hourly workers covered by Ford’s Master Agreement with the United Auto Workers (“UAW”). The Business accounted for approximately $6.1 billion of the Company’s total product sales for 2005, the majority being products sold to Ford.

The Company’s Industry

The Company supplies a range of integrated systems, modules and components to vehicle manufacturers for use in the manufacture of new vehicles, as well as to the aftermarket for use as replacement and enhancement parts. Historically, large vehicle manufacturers operated internal divisions to provide a wide range of component parts for their vehicles. Vehicle manufacturers have moved toward a competitive sourcing process for automotive parts, including increased purchases from independent suppliers, as they seek lower-priced and/or higher-technology products. Additional significant factors and trends in the automotive industry include:

•	Globalization — Fueled by significant growth of emerging economies and by an ongoing need to reduce costs, vehicle manufacturers are expanding globally through localized vehicle assembly operations. By localizing assembly operations, vehicle manufacturers can achieve advantages including new market entry, existing market expansion, low cost manufacturing capabilities, reduced exposure to currency fluctuations, and enhanced customer responsiveness. As vehicle manufacturers expand globally and localize their assembly operations, they are increasingly interested in buying components and systems from suppliers that can serve multiple markets, support a global vehicle platform and maintain a local presence.

•	Shift in Original Equipment Manufacturers (“OEM”) market share — Vehicle manufacturers domiciled outside of the United States continued to gain market share at the expense of the domestic vehicle manufacturers. Many of these foreign vehicle manufacturers have strong existing relationships with foreign-based suppliers. This has increased the competitive pressure on domestically domiciled suppliers like Visteon. However, the Company believes that this trend creates growth opportunities for domestically domiciled suppliers, such as Visteon, to leverage existing customer relationships to grow with vehicle manufacturers domiciled in the United States as they penetrate emerging markets and to leverage the Company’s innovative and competitively priced technologies to develop new relationships with foreign vehicle manufacturers as they establish local manufacturing and assembly facilities in North America.

ITEM 1.	BUSINESS — (Continued)

•	Pricing and cost pressures — Because vehicle manufacturers are under increasing competitive intensity, they must rapidly adjust to changing consumer preferences in order to differentiate their vehicles to maintain and grow their market share. These market dynamics inhibit the ability of vehicle manufacturers to significantly increase vehicle prices, leading vehicle manufacturers to intensify their cost-reduction efforts with their suppliers. In particular, vehicle manufacturers are increasingly searching for lower cost sources of components and systems to maintain and improve profitability.

Additionally, the supply of certain commodities used in the production of automotive parts, primarily metals and petroleum-based products such as plastic resins continues to be constrained resulting in increased costs which cannot be wholly recovered from the vehicle manufacturers. Such constraints and/or disruptions in supply are likely to continue to pressure operating results of automotive part suppliers, including Visteon.

•	Financial condition — In light of market share and end consumer pricing trends certain vehicle manufacturers, particularly in North America and Europe, continue to report significant financial challenges driven by excess production capacity and high fixed cost structures. These vehicle manufacturers continue to implement actions to further reduce capacity and streamline cost structures while investing in new technologies and global vehicle platforms. Vehicle manufacturers continue to look to the supply base to assume additional design, development and service responsibilities for products providing capable suppliers the opportunity to further their commercial position in the OEM supply chain.

In response, automotive suppliers are also investing in similar capacity and cost reduction actions and are investing in new technologies and further integration of the automotive supply chain. However, the declining sales volumes of certain domestic automakers combined with high material and labor costs has adversely impacted the financial condition of several domestic automotive suppliers resulting in significant demands on liquidity, industry consolidation, several supplier bankruptcies, extensive private equity investment and severe tightening of the credit markets making access to future liquidity difficult and costly. These conditions are expected to continue into the foreseeable future, resulting in continued industry consolidation and the possibility of additional supplier bankruptcies. Accordingly, automotive suppliers must work to secure and preserve cost-competitive liquidity, strengthen financial disciplines, accelerate cost and capacity reduction efforts, and focus on diversifying their customer base.

•	Environmental regulation — Vehicle manufacturers are under increasing pressure to improve the fuel efficiency of their vehicles due to concerns over global warming, increased cost of petroleum, and energy security. Recently U.S. Corporate Average Fuel Economy (“CAFE”) standards for light vehicles were increased from 27.5 mpg in 2007 to 35 mpg by 2020 with the intent of reducing carbon emissions and improving fuel economy. Additionally, during 2007 the European Commission announced a carbon emissions reduction target of 130g/km for automotive fleets. Increases in fuel efficiency and decreases in carbon emissions will likely be achieved through the reduction of average vehicle and related engine size, hybrid-electric and diesel powered light vehicles, continued vehicle weight reduction, improved air and engine control systems, and other powertrain technologies. Successful automotive suppliers will support vehicle manufacturers with world class engineering capabilities and innovative technologies to collectively drive improvements in vehicle performance related to fuel efficiency and carbon emissions.

•	Consumer-driven growth — Despite increased environmental regulation over fuel efficiency and carbon emissions, consumers in more developed economies continue to demand larger and more powerful vehicles, while consumers in emerging markets demand vehicles offered at a lower than traditional entry price. Additionally, consumers are increasingly interested in products that make them feel safer and more secure and include increased electronic and technical content such as in-vehicle communication, navigation and entertainment capabilities. To achieve sustainable profitable growth, automotive part suppliers must effectively support their customers in developing and delivering products and technologies to the end-consumer at competitive prices that provide for differentiation and that address divergent consumer preferences.

ITEM 1.	BUSINESS — (Continued)

The Company’s Business Strategy

By leveraging the Company’s extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in its key climate, interiors and electronics product groups and to improve overall margins, long-term operating profitability and cash flows. To achieve these goals and respond to industry factors and trends, the Company is working to restructure its business, improve its operations and achieve profitable growth.

Restructure the Business

•	Underperforming and non-strategic operations — In January 2006, the Company announced a multi-year improvement plan designed to further restructure the business and improve profitability. This improvement plan identified certain underperforming and non-strategic facilities that require significant restructuring or potential sale or exit, as well as other infrastructure and cost reduction initiatives. The majority of the cash expenses for this plan are expected to be funded by the $400 million escrow account established pursuant to the ACH Transactions.

•	Reduce overhead costs — The Company continues to implement actions designed to fundamentally reorganize and streamline its administrative functions and reduce the related cost. Such actions include organizational realignment and consolidation, employee benefit reduction, business system enhancements, resource relocation to more competitive cost locations, selective functional outsourcing, and evaluation of third-party supplier arrangements for purchased services. Additionally, as the Company improves its base operations and restructures underperforming and non-strategic operations, certain administrative functions must be fundamentally restructured to effectively and efficiently support the Company’s business.

Improve Operations

•	Achieving cost efficiencies — The Company continues to take actions to lower its manufacturing costs by increasing its focus on production utilization and related investment, closure and consolidation of facilities and relocation of production to lower cost environments to take further advantage of its global manufacturing footprint. The Company has consolidated its regional purchasing activities into a global commodity driven organization to provide increased spending leverage to optimize supplier relationships, and to further standardize its production and related material purchases.

•	Improve product quality and the health and safety of employees — The Company has increased its efforts to ensure that the products provided to its customers are of the highest quality and specification. Processes and standards continue to be implemented to prevent the occurrence of non-conforming production as measured by various industry standard quality ratings such as defective parts per million. The Company’s customers have recognized these efforts with various annual supplier quality awards. The health and safety of the Company’s employees is of utmost importance and the Company continues to implement programs, training and awareness in all of its operations to limit safety related incidents and to improve lost time case rates.

•	Capital investment efficiency — The Company has enhanced its financial discipline related to the evaluation of investment in and profitability of new customer programs to improve the Company’s operating margins and related return on investment and to achieve the best use of its capital.

ITEM 1.	BUSINESS — (Continued)

Achieve Profitable Growth

•	Focused product portfolio — The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost-competitive basis. Because of the heavy capital and engineering investment needed to maintain this competitiveness, the Company re-examined its broad product portfolio to identify its key growth products considered core to its future success. Based on this assessment, the Company identified interiors, climate and electronics as its key growth products. The Company believes there are opportunities to capitalize on the continuing demand for additional electronics integration and associated products with its product portfolio and technical capabilities.

•	Customer and geographic diversification — The Company is well positioned globally, with a diverse customer base. Although Ford remains the Company’s largest customer, the Company has been steadily diversifying its sales with other OEMs. Product sales to customers other than Ford were 61% of total product sales for the year ended December 31, 2007 compared to 55% for the year ended December 31, 2006. The Company’s regional sales mix has also become more balanced, with a greater percentage of product sales outside of North America. As a percent of total product sales, the Company’s product sales by region for the year ended December 31, 2007 were as follows: North America — 32%; Europe — 37%; Asia — 27%; and South America — 4%. In comparison, product sales by region as a percentage of total product sales for the year ended December 31, 2006 were as follows: North America — 37%; Europe — 36%; Asia — 23%; and South America — 4%.

Financial Information about Segments

The Company’s operations are organized in global product groups, including Climate, Electronics, Interiors and Other. Additionally, the Company operates a centralized administrative function to monitor and facilitate the delivery of transition services in support of divestiture transactions, primarily related to the ACH Transactions.

Further information relating to the Company’s reportable segments can be found in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (Note 21, “Segment Information,” to the Company’s consolidated financial statements).

The Company’s Products

The following discussion provides an overview description of the products associated with major design systems within each of the Company’s global product groups.

Electronics Product Group

The Company is one of the leading global suppliers of advanced in-vehicle entertainment, driver information, wireless communication, climate control, body and security electronics and lighting technologies and products.

Electronics Products	Description
Audio Systems	The Company produces a wide range of audio systems and components, ranging from base radio head units to integrated premium audio systems and amplifiers. Examples of the Company’s latest electronics products include digital and satellite radios, HD Radiotm broadcast tuners and premium systems.

Driver Information Systems	The Company designs and manufacturers a wide range of displays, from analog-electronic to high-impact instrument clusters that incorporate LCD displays.

ITEM 1.	BUSINESS — (Continued)

Electronics Products	Description
Infotainment — Information, Entertainment and Multimedia	The Company has developed numerous products to assist driving and provide in-vehicle entertainment. A sampling of these technologies include: MACH(R) Voice Link Technology, connectivity solutions for portable devices, and a range of Family Entertainment Systems designed to support a variety of applications and vehicle segments.

Powertrain and Feature Control Modules	The Company designs and manufactures a wide range of powertrain and feature control modules for a worldwide customer base. Powertrain control modules cover a range of applications from single-cylinder small engine control systems to fully-integrated V8/V10 engine and transmission controllers. Feature control modules include products which manage a variety of electrical loads related to powertrain function, including controllers for fuel pumps, 4x4 transfer cases, intake manifold tuning valves, and voltage regulation systems.

Electronic Climate Controls	The Company designs and manufactures a complete line of climate control modules with capability to provide full system integration. The array of modules available varies from single zone manual electronic modules to fully automatic multiple zone modules. The Company also provides integrated audio and climate control assemblies allowing styling and electrical architecture flexibility for various customer applications.

Lighting	The Company designs and builds a wide variety of headlamps (projector, reflector or Advanced Front Lighting Systems), Rear Combination Lamps, Center High-Mounted Stop Lamps (“CHMSL”) and Fog Lamps. The Company utilizes a variety of light-generating sources including Light Emitting Diode (“LED”), High Intensity Discharge (“HID”) and Halogen-based systems.

Climate Product Group

The Company is one of the leading global suppliers in the design and manufacturing of components, modules and systems that provide automotive heating, ventilation, air conditioning and powertrain cooling.

Climate Products	Description
Climate Systems	The Company designs and manufactures fully integrated heating, ventilation and air conditioning (“HVAC”) systems. The Company’s proprietary analytical tools and systems integration expertise enables the development of climate-oriented components, subsystems and vehicle-level systems. Products contained in this area include: Heat Exchangers, Climate Controls, Compressors, and Fluid Transport Systems.

Powertrain Cooling Systems	Cooling functionality and thermal management for the vehicle’s powertrain system (engine and transmission) is provided by powertrain cooling-related technologies.

Interior Product Group

The Company is one of the leading global suppliers of cockpit modules, instrument panels, door and console modules and interior trim components.

Interiors Products	Description
Cockpit Modules	The Company’s cockpit modules incorporate structural, electronic, climate control, mechanical and safety components. Customers are provided with a complete array of services including advanced engineering and computer-aided design, styling concepts and modeling and in-sequence delivery of manufactured parts. The Company’s Cockpit Modules are built around its instrument panels which consist of a substrate and the optional assembly of structure, ducts, registers, passenger airbag system (integrated or conventional), finished panels and the glove box assembly.

ITEM 1.	BUSINESS — (Continued)

Interiors Products	Description
Door Panels and Trims	The Company provides a wide range of door panels / modules as well as a variety of interior trim products.

Console Modules	The Company’s consoles deliver flexible and versatile storage options to the consumer. The modules are interchangeable units and offer consumers a wide range of storage options that can be tailored to their individual needs.

Other Product Group

The Company also designs and manufactures a variety of other products, including driveline systems including applications for popular all-wheel drive vehicles and powertrain products and systems, which are designed to provide the automotive customer with solutions that enhance powertrain performance, fuel economy and emissions control.

The Company’s Customers

The Company sells its products primarily to global vehicle manufacturers as well as to other suppliers and assemblers. In addition, it sells products for use as aftermarket and service parts to automotive original equipment manufacturers and others for resale through independent distribution networks. The Company records revenue when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured.

Vehicle Manufacturers

The Company sells to all of the world’s largest vehicle manufacturers including BMW, Chrysler LLC, Daimler AG, Ford, General Motors, Honda, Hyundai/Kia, Mazda, Mitsubishi, Nissan, PSA Peugeot Citroën, Renault, Toyota, and Volkswagen, as well as emerging new vehicle manufacturers in Asia. Ford is the Company’s largest customer, and product sales to Ford, including those sales to Auto Alliance International, a joint venture between Ford and Mazda, accounted for approximately 39% of 2007 total product sales. In addition, product sales to Hyundai/Kia accounted for approximately 15% of 2007 total product sales, and product sales to Nissan and Renault accounted for approximately 11% of 2007 total product sales. Sales to customers other than Ford include sales to Mazda, of which Ford holds a 33.4% equity interest.

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

Other Customers

The Company sells products to various customers in the worldwide aftermarket as replacement or enhancement parts, such as body appearance packages and in-car entertainment systems, for current production and older vehicles. The Company’s services revenues relate primarily to the supply of leased personnel and transition services to ACH in connection with various agreements pursuant to the ACH Transactions. The Company has also agreed to provide transition services to other customers in connection with certain other divestitures.

ITEM 1.	BUSINESS — (Continued)

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

Electronics — The Company’s principal competitors in the Electronics segment include Robert Bosch GmbH; Delphi Corporation; Denso Corporation; Hella KGaA; Koito Manufacturing Co., Ltd (North American Lighting); Matsushita Electric Industrial Co., Ltd. (Panasonic); and Continental AG.

Climate — The Company’s principal competitors in the Climate segment include Behr GmbH & Co. KG; Delphi Corporation; Denso Corporation; and Valéo S.A.

Interiors — The Company’s principal competitors in the Interiors segment include Faurecia Group; Johnson Controls, Inc.; Magna International Inc.; International Automotive Components Group; and Delphi Corporation.

Other — The Company’s principal competitors in the Other segment include American Axle & Manufacturing Holdings, Inc; Robert Bosch GmbH; Dana Corporation; Delphi Corporation; Denso Corporation; Magna International Inc.; Siemens VDO Automotive AG; GKN Plc.; JTEKT Corporation; ZF Friedrichshafen AG; NTN Corporation; Kautex Textron GmbH&Co KG; Inergy Automotive Systems; and TI Automotive.

The Company’s Product Sales Backlog

Anticipated net product sales for 2008 through 2010 from new and replacement programs, less net sales from phased-out and canceled programs are approximately $725 million. The Company’s estimate of anticipated net sales may be impacted by various assumptions, including vehicle production levels on new and replacement programs, customer price reductions, currency exchange rates and the timing of program launches. In addition, the Company typically enters into agreements with its customers at the beginning of a vehicle’s life for the fulfillment of a customers’ purchasing requirements for the entire production life of the vehicle. These agreements generally may be terminated by customers at any time. Therefore, this anticipated net sales information does not represent firm orders or firm commitments.

ITEM 1.	BUSINESS — (Continued)

The Company’s International Operations

Financial information about sales and net property by major geographic region can be found in Note 21, “Segment Information,” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations. The following table sets forth the Company’s net sales, including product sales and services revenues, and net property and equipment by geographic region as a percentage of total consolidated net sales and total consolidated net property and equipment, respectively:

				Net Property
	Net Sales			and Equipment
	Year Ended December 31			December 31
	2007	2006	2005	2007	2006

Geographic region:
United States	36%	40%	62%	34%	32%
Mexico	—	2%	2%	2%	4%
Canada	1%	1%	1%	1%	1%
Intra-region eliminations	—	(1)%	(1)%	—	—

Total North America	37%	42%	64%	37%	37%

Germany	4%	6%	4%	2%	5%
France	8%	8%	6%	9%	7%
United Kingdom	5%	4%	3%	2%	4%
Portugal	5%	5%	4%	5%	4%
Spain	6%	6%	4%	4%	4%
Czech Republic	5%	4%	3%	9%	7%
Hungary	4%	2%	1%	3%	3%
Other Europe	1%	2%	1%	2%	2%
Intra-region eliminations	(2)%	(2)%	(2)%	—	—

Total Europe	36%	35%	24%	36%	36%

Korea	20%	16%	9%	16%	15%
China	2%	2%	1%	3%	3%
India	2%	2%	1%	2%	3%
Japan	2%	2%	1%	1%	2%
Other Asia	2%	1%	1%	2%	—
Intra-region eliminations	(1)%	(1)%	(1)%	—	—

Total Asia	27%	22%	12%	24%	23%

South America	5%	5%	3%	3%	4%
Intra-region eliminations	(5)%	(4)%	(3)%	—	—

	100%	100%	100%	100%	100%

Seasonality of the Company’s Business

The Company’s business is moderately seasonal because its largest North American customers typically cease production for approximately two weeks in July for model year changeovers and approximately one week in December during the winter holidays. Customers in Europe historically shut down vehicle production during a portion of August and one week in December. In addition, third quarter automotive production traditionally is lower as new vehicle models enter production. Accordingly, the Company’s third and fourth quarter results may reflect these trends. Refer to Note 22, “Summary Quarterly Financial Data” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 1.	BUSINESS — (Continued)

The Company’s Workforce and Employee Relations

The Company’s workforce as of December 31, 2007 included approximately 41,500 persons, of which approximately 14,000 were salaried employees and 27,500 were hourly workers. As of December 31, 2007, the Company leased approximately 2,200 salaried employees to ACH under the terms of the Salaried Employee Lease Agreement.

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

The Company’s Product Research and Development

The Company’s research and development efforts are intended to maintain leadership positions in core product lines and provide the Company with a competitive edge as it seeks additional business with new and existing customers. The Company also works with technology development partners, including customers, to develop technological capabilities and new products and applications. Total research and development expenditures were approximately $510 million in 2007, decreasing from $594 million in 2006 and $804 million in 2005. The decrease from 2005 to 2006 is primarily due to the ACH Transactions. The remaining decreases are attributable to divestitures, shifting engineering headcount from high-cost to low-cost countries as well as right-sizing efforts.

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

The Company’s Raw Materials and Suppliers

Raw materials used by the Company in the manufacture of its products primarily include steel, aluminum, resins, precious metals, urethane chemicals and electronics components. All of the materials used are generally available from numerous sources. However, the automotive supply industry has experienced significant inflationary pressures, which have placed operational and financial burdens on the entire supply chain. Accordingly, the cost of ensuring the continued supply of certain raw materials, in particular petroleum-based commodities, such as resins, has increased significantly and is expected to continue for the foreseeable future.

ITEM 1.	BUSINESS — (Continued)

The Company continues to take actions with its customers and suppliers to mitigate the impact of these inflationary pressures. Actions to mitigate inflationary pressures with customers include collaboration on alternative product designs and material specifications, contractual price escalation clauses and negotiated customer recoveries. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost reductions, and identification of more cost competitive suppliers. While these actions have allowed the Company to partially offset the impact of these inflationary pressures, the Company cannot provide assurance that it will be able to do so in the future.

In general, the Company does not carry inventories of raw materials in excess of those reasonably required to meet production and shipping schedules. To date, the Company has not experienced any significant shortages of raw materials nor does it anticipate significant interruption in the supply of raw materials. However, the possibilities of such shortages exist, especially in light of the weakened state of the supply base previously described.

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

The Company is aware of contamination at some of its properties and relating to various third-party Superfund sites at which the Company or its predecessor has been named as a potentially responsible party. It is in various stages of investigation and cleanup at these sites. At December 31, 2007, the Company had recorded a reserve of approximately $9 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

During 2007, the Company did not make any material capital expenditures relating to environmental compliance.

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

Further, certain automakers, particularly in North America and Europe, report significant financial challenges due to the factors described above. These automakers continue to implement actions to further reduce capacity and streamline their cost structure while at the same time investing in new technologies and vehicle platforms. In the United States, Chrysler LLC, Ford Motor Company, and General Motors Corporation have announced on-going restructuring plans aimed at realigning their cost structure in light of current and projected market share and production volumes for the North American market. A significant element of these cost reduction actions includes closing factories and/or reducing the number of production shifts at open factories. The results and effects of these actions and related negotiations continue to be uncertain and, accordingly, could have a material adverse affect on the Company’s results of operations and financial condition.

The Company is highly dependent on Ford. Ford is currently undergoing a restructuring plan and further decreases in Ford’s vehicle production volume would adversely affect the Company’s results.

Ford is the Company’s largest customer and accounted for approximately 39% of total product sales in 2007, 45% of total product sales in 2006 and 62% of total product sales in 2005. The Company has made significant progress in diversifying its customer base with other automakers and reducing its sales concentration with Ford. Ford will continue to be the Company’s largest customer for the near future. Ford is currently undergoing a restructuring plan and may ultimately restructure its operations in a way that could be adverse to the Company’s interests. As in the past, any change in Ford’s vehicle production volume will have a significant impact on the Company’s sales volume and restructuring efforts.

The Company currently leases approximately 2,200 salaried employees to ACH, a company controlled by Ford, and has an agreement with Ford to reimburse the Company for up to $150 million of the costs related to separating any of the leased employees should they be returned to the Company for any reason. In the event that Ford is unable or unwilling to fulfill its obligations under this agreement, the Company could be adversely affected.

ITEM 1A.	RISK FACTORS — (Continued)

The discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model for which the Company is a significant supplier could affect the Company’s estimates of anticipated net sales.

Although the Company has purchase orders from many of its customers, these purchase orders generally provide for the supply of a customer’s annual requirements for a particular model and assembly plant and are renewable on a year-to-year basis, rather than for the purchase of a specific quantity of products. Therefore, the discontinuation, loss of business with respect to, or a lack of commercial success, of a particular vehicle model for which the Company is a significant supplier could reduce the Company’s sales and affect its estimates of anticipated net sales, including new business and net new business.

Escalating price pressures from customers may adversely affect the Company’s business.

Downward pricing pressures by automotive manufacturers is a characteristic of the automotive industry. Virtually all automakers have aggressive price reduction initiatives and objectives each year with their suppliers, and such actions are expected to continue in the future. In addition, estimating such amounts is subject to risk and uncertainties as any price reductions are a result of negotiations and other factors. Accordingly, suppliers must be able to reduce their operating costs in order to maintain profitability. The Company has taken steps to reduce its operating costs to offset customer price reductions, in addition to other actions designed to resist such reductions; however, price reductions have impacted the Company’s sales and profit margins and are expected to do so in the future. If the Company is unable to offset customer price reductions in the future through improved operating efficiencies, new manufacturing processes, sourcing alternatives and other cost reduction initiatives, the Company’s results of operations and financial condition would be adversely affected.

The automotive supplier environment in which the Company operates continues to evolve and be uncertain.

In recent years, the competitive environment among suppliers to the global automotive manufacturers has changed significantly as these manufacturers have sought to outsource more vehicular components, modules and systems. In addition, the number of suppliers worldwide has been declining due to continued consolidation. In the United States, declining sales volumes of certain domestic automakers combined with high raw material and labor costs has adversely impacted the financial condition of several domestic automotive suppliers, including resulting in several significant supplier bankruptcies. The Company expects to respond to these developments by continuing to diversify its customer base through the continued development of innovative products at competitive prices as well as through strategic alliances, joint ventures, acquisitions and divestitures and aggressively restructuring its high cost operations. However, there is no assurance that the Company’s efforts will be successful or that competitors with lower cost structures and better access to liquidity sources will not significantly impact the Company’s business, results of operations and financial condition.

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

The Company incurred net losses of $372 million, $163 million and $270 million for 2007, 2006 and 2005, respectively. The Company’s ability to improve its financial performance and return to profitability is dependent on its ability to implement its multi-year improvement plan, and realize the benefits of such plan. The Company expects to fund the majority of the cash restructuring costs contemplated by its multi-year plan with reimbursements from the $400 million escrow account established by Ford upon the completion of the ACH Transactions. However, it is possible that actual cash restructuring costs could vary significantly from the Company’s initial projections as the plan progresses, which could result in unexpected costs in future periods that may be in excess of amounts available from the escrow account resulting in an adverse impact on the Company’s financial results. Further, the Company cannot provide assurances that it will realize the expected benefits in the time periods projected, or at all, from its restructuring actions, or that such actions will improve its financial performance or return the Company to profitability in the near term or at all. In addition, a significant portion of the Company’s hourly workforce is unionized. Labor contracts with these unions can significantly restrict the Company’s ability to restructure or close plants and divest unprofitable, noncompetitive businesses as well as limit its ability to change local work rules and practices at a number of the Company’s facilities, constraining the implementation of cost-saving measures. These restrictions and limitations could have adverse effects on the Company’s results of operations and competitive position and could slow or alter the Company’s improvement plans.

Moreover, the Company recorded asset impairment charges of $95 million, $22 million and $1,504 million in 2007, 2006 and 2005, respectively, to adjust the carrying value of certain assets to their estimated fair value. Additional asset impairment charges in the future may result in the event that the Company does not achieve its internal financial plans, and such charges could materially affect the Company’s results of operations and financial condition in the period(s) recognized. In addition, the Company cannot provide assurance that it will be able to recover its remaining net deferred tax assets which is dependent upon achieving future taxable income in certain foreign jurisdictions. Failure to achieve its taxable income targets may change the Company’s assessment of the recoverability of its remaining net deferred tax assets and would likely result in an increase in the valuation allowance in the applicable period. Any increase in the valuation allowance would result in additional income tax expense, would reduce stockholders’ equity and could have a significant impact on the Company’s earnings going forward.

Sources of financing may not be available to the Company in the amount or terms required.

The Company’s business is highly dependent upon the ability to access the credit and capital markets. Access to, and the costs of borrowing in, these markets depend in part on the Company’s credit ratings, which are currently below investment grade. There can be no assurance that the Company’s credit ratings will not decline further in the future. Further downgrades of these ratings would increase the Company’s costs of borrowing and could adversely affect its liquidity. Additionally, the current state of the credit and capital markets has resulted in severely constrained liquidity conditions owing to a reevaluation of risk attributable primarily, but not limited, to the U.S. sub-prime mortgage crisis. Continuation of such constraints may increase the Company’s costs of borrowing and could restrict the Company’s access to this potential source of future liquidity.

ITEM 1A.	RISK FACTORS — (Continued)

The Company’s working capital requirements and cash provided by operating activities can vary greatly from quarter to quarter and from year to year, depending in part on the level, variability and timing of its customers’ worldwide vehicle production and the payment terms with the Company’s customers and suppliers. The Company cannot provide assurance that it will be able to satisfy its capital expenditure requirements during 2008 or subsequent years, or during any particular quarter, from cash provided by operating activities. If the Company’s working capital needs and capital expenditure requirements exceed its cash flows from operations, the Company would look to its cash balances and availability for borrowings to satisfy those needs, as well as the need to raise additional capital, which may not be available on satisfactory terms and in adequate amounts. For a discussion of these and other factors affecting the Company’s liquidity, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.”

The Company’s pension and other postretirement employee benefits expense and funding levels of pension plans could materially deteriorate or the Company may be unable to generate sufficient excess cash flow to meet increased pension and other postretirement employee benefit obligations.

Substantially all of the Company’s employees participate in defined benefit pension plans or retirement/termination indemnity plans. The Company also sponsors other postretirement employee benefit (“OPEB”) plans in the United States. The Company’s worldwide pension and OPEB obligations exposed the Company to approximately $985 million in unfunded liabilities as of December 31, 2007, of which approximately $131 million and $311 million was attributable to unfunded U.S. and Non-U.S. pension obligations, respectively and $543 million was attributable to unfunded OPEB obligations.

The Company has previously experienced declines in interest rates and pension asset values. Future declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially deteriorate the funded status of the Company’s plans and affect the level and timing of required contributions in 2008 and beyond. Additionally, a material deterioration in the funded status of the plans could significantly increase pension expenses and reduce the Company’s profitability.

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

The Company’s assumptions used to calculate pension and OPEB obligations as of the annual measurement date directly impact the expense to be recognized in future periods. While the Company’s management believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension and OPEB obligations and future expense. For more information on sensitivities to changing assumptions, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 to the Company’s consolidated financial statements.

The Company’s ability to generate sufficient cash to satisfy our obligations may be impacted by the factors discussed herein.

ITEM 1A.	RISK FACTORS — (Continued)

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

If Visteon were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code, under current conditions, its annual federal net operating loss (“NOL”) utilization could be limited to an amount equal to its market capitalization at the time of the ownership change multiplied by the federal long-term tax exempt rate. Visteon cannot provide any assurance that such an ownership change will not occur, in which case the availability of Visteon’s substantial NOL carryforward and other federal income tax attributes would be significantly limited or possibly eliminated.

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

ITEM 1A.	RISK FACTORS — (Continued)

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

ITEM 1A.	RISK FACTORS — (Continued)

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

The Company’s principal executive offices are located in Van Buren Township, Michigan. Set forth below is a listing of the Company’s most significant manufacturing and/or assembly facilities that are owned or leased by the Company and its consolidated subsidiaries as of December 31, 2007.

Interiors

Alabama	Tuscaloosa(L)
Michigan	Benton Harbor(O)
Michigan	Benton Harbor(L)
Michigan	Highland Park(L)
Mississippi	Canton(L)
Mississippi	Durant(L)
Missouri	Eureka(L)
Tennessee	LaVergne(L)
Tennessee	Sparta(O)
Belgium	Genk(L)
Brazil	Camacari, Bahia(L)
France	Aubergenville(L)
France	Blainville(L)
France	Brebieres(L)
France	Carvin(O)
France	Gondecourt(O)
France	Noyal-Chatillon-sur-Seiche(L)
France	Oyonnax(L)
France	Rougegoutte(O)
Germany	Berlin(L)
Poland	Swarzedz(L)
Slovakia	Nitra(L)
South Korea	Choongnam, Asan(O)
South Korea	Kangse-gu, Busan-si(L)
South Korea	Kangse-gu, Busan-si(L)
South Korea	Shinam-myon, Yesan-gun, Choongnam(O)
South Korea	Ulsan-si, Ulsan(O)
Spain	Almussafes, Valencia(L)
Spain	Barcelona(L)
Spain	Igualada(O)
Spain	Medina de Rioseco, Valladolid(O)
Spain	Pontevedra(O)
Thailand	Amphur Pluakdaeng, Rayong(O)
Thailand	Bangsaothoong, Samutprakam(L)
United Kingdom	Enfield, Middlesex(L)
United Kingdom	Enfield, Middlesex(L)
United Kingdom	Liverpool(L)
Climate

Alabama	Shorter(L)
Indiana	Connersville(O)
Argentina	General Pacheco, Buenos Aires(O)
Argentina	Quilmes, Buenos Aires(O)
Argentina	Rio Grande, Terra del Fuego(O)
Canada	Belleville, Ontario(O)
China	Chongqing(L)
China	Chongqing(L)
China	Nanchang, Jiangxi Province(O)
China	Beijing(L)
France	Charleville, Mezieres Cedex(O)
India	Chennai(L)
India	Bhiwadi(L)
India	Maharashtra(L)
Mexico	Juarez, Chihuahua(O)
Mexico	Juarez, Chihuahua(L)
Mexico	Juarez, Chihuahua(L)
Portugal	Palmela(O)
Slovakia	Dubnica(L)
South Africa	Port Elizabeth(L)
South Korea	Pyungtaek(O)
South Korea	Namgo, Ulsan(O)
South Korea	Taedok-Gu, Taejon(O)
Thailand	Amphur Pluakdaeng, Rayong(O)
Turkey	Gebze, Kocaeli(L)
United Kingdom	Basildon(O)

ITEM 2.	PROPERTIES — (Continued)

Electronics

Pennsylvania	Lansdale(L)
Brazil	Guarulhos, Sao Paulo(O)
Brazil	Manaus, Amazonas(L)
Czech Republic	Hluk(O)
Czech Republic	Novy Jiein(O)
Czech Republic	Rychvald(O)
Hungary	Szekesfehervar(O)
Japan	Higashi, Hiroshima(O)
Mexico	Apodaca, Nuevo Leon(O)
Mexico	Apodaca, Nuevo Leon(O)
Mexico	Chihuahua, Chihuahua(L)
Portugal	Palmela(O)
Spain	Cadiz(O)
Other

Indiana	Bedford(O)
Missouri	Concordia(L)
Ohio	Springfield(L)
Germany	Emden, Niedersachsen(L)
Germany	Glauchau, North Rhine Westfalia(L)
Mexico	Tamaulipas, Reynosa(L)
Philippines	Santa Rosa, Laguna(L)
United Kingdom	Belfast, Northern Ireland(L)
United Kingdom	Swansea(O)

(O) indicates owned facilities; (L) indicates leased facilities

As of December 31, 2007, the Company also owned or leased 42 corporate and sales offices, technical and engineering centers and customer service centers in thirteen countries around the world, 37 of which were leased and 5 which were owned. Although the Company believes that its facilities are suitable and adequate and have sufficient productive capacity to meet its present needs, additional facilities may be needed to meet future needs. The majority of the Company’s facilities are operating at normal levels based on respective capacities, with the exception of facilities that are in the process of being closed or restructured.

In addition, the Company’s non-consolidated affiliates operate over 31 manufacturing and/or assembly locations, primarily in the Asia Pacific region.

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

In March 2005, a number of current and former directors and officers were named as defendants in two shareholder derivative suits pending in the State of Michigan Circuit Court for the County of Wayne. As is customary in derivative suits, the Company has been named as a defendant in these actions. As a nominal defendant, the Company is not liable for any damages in these suits nor is any specific relief sought against the Company. The complaints allege that, among other things, the individual defendants breached their fiduciary duties of good faith and loyalty and aided and abetted such breaches during the period between January 23, 2004 and January 31, 2005 in connection with the Company’s conduct concerning, among other things, the matters alleged in the securities class action discussed immediately above. On February 15, 2008 the Court approved the settlement of the shareholder derivative suits and ordered their dismissal with prejudice. Pursuant to the settlement, the Company will, among other things, pay for the defendants’ attorneys’ fees and expenses in the amount of $250,000.

The Company and its current and former directors and officers intend to contest the foregoing lawsuit vigorously. However, at this time the Company is not able to predict with certainty the final outcome of the foregoing lawsuit or its potential exposure with respect to such lawsuit. In the event of an unfavorable resolution of these matters, the Company’s financial results and cash flows in one or more periods could be materially affected to the extent any such loss is not covered by insurance or applicable reserves.

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at December 31, 2007 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.	EXECUTIVE OFFICERS OF VISTEON

The following table shows information about the executive officers of the Company. All ages are as of February 15, 2008:

Name	Age	Position

Michael F. Johnston	60	Chairman and Chief Executive Officer
Donald J. Stebbins	50	President and Chief Operating Officer
William G. Quigley III	46	Executive Vice President and Chief Financial Officer
John Donofrio	46	Senior Vice President and General Counsel
Robert Pallash	56	Senior Vice President and President, Global Customer Group
Dorothy L. Stephenson	58	Senior Vice President, Human Resources
Terrence G. Gohl	46	Vice President, Interiors, Lighting & Global Manufacturing Operations
Joy M. Greenway	47	Vice President, Climate Product Group
Steve Meszaros	44	Vice President, Electronics Product Group
Michael J. Widgren	39	Vice President, Corporate Controller and Chief Accounting Officer

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

Donald J. Stebbins has been Visteon’s President and Chief Operating Officer since joining the Company in May 2005, and a member of the Board of Directors since December 2006. Before joining Visteon, Mr. Stebbins served as President and Chief Operating Officer of operations in Europe, Asia and Africa for Lear Corporation since August 2004 and prior to that he was President and Chief Operating Officer of Lear’s operations in the Americas since September 2001. Mr. Stebbins is also a director of WABCO Holdings.

William G. Quigley III has been Visteon’s Executive Vice President and Chief Financial Officer since November 2007. Prior to that he was Senior Vice President and Chief Financial Officer since March 2007 and Vice President, Corporate Controller and Chief Accounting Officer since joining the company in December 2004. Before joining Visteon, he was Vice President and Controller — Chief Accounting Officer of Federal-Mogul Corporation since June 2001.

John Donofrio has been Visteon’s Senior Vice President and General Counsel since joining the Company in June 2005. Before joining Visteon, he was Vice President and General Counsel, Honeywell Aerospace of Honeywell International since 2000, where he also served as Vice President and Deputy General Counsel of Honeywell International from 1996 through 2005. Prior to that he was a partner at the law firm, Kirkland & Ellis LLP. Mr. Donofrio is also a director of FARO Technologies, Inc.

Robert C. Pallash has been Visteon’s Senior Vice President and President, Global Customer Group since January 2008 and Senior Vice President, Asia Customer Group since August 2005. Prior to that, he was Vice President and President, Asia Pacific since July 2004, and Vice President, Asia Pacific since joining the Company in September 2001. Before joining Visteon, Mr. Pallash served as president of TRW Automotive Japan since 1999, and president of Lucas Varity Japan prior thereto.

Dorothy L. Stephenson has been Visteon’s Senior Vice President, Human Resources since joining the Company in May 2006. Prior to that, she was a human resources consultant since May 2003, and Vice President, Human Resources for Bethlehem Steel prior thereto.

ITEM 4A.	EXECUTIVE OFFICERS OF VISTEON — (Continued)

Terrence G. Gohl has been Visteon’s Vice President of Interiors, Lighting and Global Manufacturing Operations since July 2007. Prior to that he was Vice President, Global Manufacturing Operations, Quality, MP&L and Business Practices since October 2005, and Vice President, North America Manufacturing Operations since joining the Company in August 2005. Before joining Visteon, Mr. Gohl served as Senior Vice President of North American Operations for Tower Automotive since August 2004, and Vice President, North American Operations for Lear Corporation since 2001.

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

Michael J. Widgren has been Visteon’s Vice President, Corporate Controller and Chief Accounting Officer since May 2007. Prior to that, he was Assistant Corporate Controller since joining the Company in October 2005. Before joining Visteon, Mr. Widgren served as Chief Accounting Officer for Federal-Mogul Corporation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York Stock Exchange in the United States under the symbol “VC.” As of February 15, 2008, the Company had 129,650,038 shares of its common stock $1.00 par value outstanding, which were owned by 97,950 shareholders of record. The table below shows the high and low sales prices for the Company’s common stock as reported by the New York Stock Exchange for each quarterly period for the last two years.

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock price per share
High	$9.24	$10.08	$8.08	$6.35
Low	$7.56	$7.53	$4.66	$3.84

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock price per share
High	$6.84	$7.93	$9.99	$8.60
Low	$4.28	$4.07	$6.53	$7.26

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — (Continued)

On February 9, 2005, the Company’s Board of Directors suspended the Company’s quarterly cash dividend on its common stock. Accordingly, no dividends were paid by the Company during the years ended December 31, 2007 or 2006. The Board evaluates the Company’s dividend policy based on all relevant factors. The Company’s credit agreements limit the amount of cash payments for dividends that may be made. Additionally, the ability of the Company’s subsidiaries to transfer assets is subject to various restrictions, including regulatory requirements and governmental restraints. Refer to Note 11, “Non-Consolidated Affiliates,” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of Visteon common stock during the fourth quarter of 2007.

Issuer Purchases of Equity Securities

Maximum Number
			Total Number	(or Approximate
			of Shares (or Units)	Dollar Value)
	Total	Average	Purchased as Part	of Shares (or Units)
	Number of	Price Paid	of Publicly	that May Yet Be
	Shares (or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

October 1, 2007 to October 31, 2007	—	$—	—	—
November 1, 2007 to November 30, 2007	—	—	—	—
December 1, 2007 to December 31, 2007	150,770	4.26	150,000	1,850,000

Total	150,770	$4.26	150,000	1,850,000

(1)	This column includes 770 shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share awards made pursuant to the Visteon Corporation 2004 Incentive Plan. This column also includes 150,000 shares purchased in the open market pursuant to a publicly announced program approved by the Board of Directors on December 12, 2007, which authorized the purchase of up to 2 million shares of the Company’s common stock during the subsequent 24 months to be used solely to satisfy obligations under the Company’s employee benefit programs.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — (Continued)

The following information in Item 5 is not deemed to be “soliciting material” or be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (“Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.

The following graph compares the cumulative total return on the Company’s common stock over a five year period with the cumulative total return on the Standard and Poor’s 500 Composite Index and the Standard and Poor’s Supercomposite Auto Parts & Equipment Index. For comparison purposes, we have also included in the accompanying graph a Peer Group Index that Visteon developed and used in the preceding fiscal year. The Peer Group Index is comprised of ArvinMeritor, Inc., American Axle & Manufacturing Holdings, Inc., Borg-Warner Automotive, Inc., Johnson Controls, Inc., Lear Corporation and Magna International, Inc.

The graph assumes an initial investment of $100 and reinvestment of cash dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s common stock or the referenced indices.

Comparison of Five-Year Cumulative Total Return

	December 31
	2002	2003	2004	2005	2006	2007
Visteon Corporation	$100.00	$153.02	$147.14	$94.28	$127.71	$66.11
S&P 500	100.00	128.42	142.20	149.10	172.37	181.83
S&P 500 Auto Parts	100.00	146.46	147.61	118.00	123.76	150.21
Peer Group	100.00	125.55	132.61	125.39	144.19	178.40

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents information from the Company’s consolidated financial statements for each of the five years ended December 31, 2007. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” included under Items 7 and 8, respectively, of this Annual Report on Form 10-K.

	2007	2006	2005	2004	2003
	(Dollars in Millions,
	Except Per Share Amounts and Percentages)

Statement of Operations Data
Net sales	$11,266	$11,253	$16,750	$18,354	$17,374
Gross margin	573	753	544	882	565
Net loss from continuing operations before change in accounting and extraordinary item	(348)	(145)	(262)	(1,537)	(1,102)
(Loss) income from discontinued operations, net of tax	(24)	(22)	(8)	1	(127)

Net loss before change in accounting and extraordinary item	(372)	(167)	(270)	(1,536)	(1,229)
Cumulative effect of change in accounting, net of tax	—	(4)	—	—	—

Net loss before extraordinary item	(372)	(171)	(270)	(1,536)	(1,229)
Extraordinary item, net of tax	—	8	—	—	—

Net loss	$(372)	$(163)	$(270)	$(1,536)	$(1,229)

Basic and diluted per share data:
Loss from continuing operations before change in accounting and extraordinary item	$(2.69)	$(1.13)	$(2.08)	$(12.27)	$(8.76)
(Loss) income from discontinued operations, net of tax	(0.18)	(0.17)	(0.06)	0.01	(1.01)

Loss before change in accounting and extraordinary item	(2.87)	(1.30)	(2.14)	$(12.26)	(9.77)
Cumulative effect of change in accounting, net of tax	—	(0.03)	—	—	—

Loss before extraordinary item	(2.87)	(1.33)	(2.14)	(12.26)	(9.77)
Extraordinary item, net of tax	—	0.06	—	—	—

Basic and diluted loss per share	$(2.87)	$(1.27)	$(2.14)	$(12.26)	$(9.77)

Cash dividends per share	$—	$—	$—	$0.24	$0.24
Balance Sheet Data
Total assets	$7,205	$6,938	$6,736	$10,292	$11,024
Total debt	$2,840	$2,228	$1,994	$2,021	$1,818
Total (deficit)/equity	$(90)	$(188)	$(48)	$320	$1,812
Statement of Cash Flows Data
Cash provided from operating activities	$293	$281	$417	$418	$363
Cash used by investing activities	$(177)	$(337)	$(231)	$(782)	$(781)
Cash provided from (used by) financing activities	$547	$214	$(51)	$135	$128

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition, and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and related notes appearing in Item 8 of this Annual Report on Form 10-K.

Description of the Business

Visteon is a leading global supplier of climate, interiors, electronics and other automotive systems, modules and components to vehicle manufacturers as well as the automotive aftermarket. The Company sells to the world’s largest vehicle manufacturers including BMW, Chrysler LLC, Daimler AG, Ford, General Motors, Honda, Hyundia/Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. The Company has a broad network of manufacturing, technical engineering and joint venture operations throughout the world, supported by approximately 41,500 employees dedicated to the design, development, manufacture and support of its product offering and its global customers.

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

On June 30, 2005, following the signing of the MOU, the Company classified the manufacturing facilities and associated assets, including inventory, machinery, equipment and tooling, to be sold as “held for sale.” The liabilities to be assumed or forgiven by Ford pursuant to the MOU, including employee liabilities and postemployment benefits payable to Ford, were classified as “Liabilities associated with assets held for sale” in the Company’s consolidated balance sheet following the signing of the MOU. Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets that are considered “held for sale” to be measured at the lower of their carrying value or fair value less cost to sell and future depreciation of such assets is ceased. During the second quarter of 2005, the Company recorded a non-cash impairment charge of $920 million to write-down those assets considered “held for sale” to their aggregate estimated fair value less cost to sell. Fair values were determined primarily based on prices for similar groups of assets determined by third-party valuation firms and management estimates.

On October 1, 2005, Visteon sold ACH to Ford for cash proceeds of approximately $300 million, as well as forgiveness of certain other postretirement employee benefit (“OPEB”) liabilities and other obligations relating to hourly employees associated with the Business, and the assumption of certain other liabilities with respect to the Business (together, the “ACH Transactions”). Additionally, on October 1, 2005, Ford acquired from the Company warrants to acquire 25 million shares of the Company’s common stock and agreed to provide $550 million to be used in the Company’s further restructuring.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Business Strategy

By leveraging the Company’s extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in its key climate, interiors and electronics product groups and to improve overall margins, long-term operating profitability and cash flows. To achieve these goals and respond to industry factors and trends, the Company is working to restructure its business, improve its operations and achieve profitable growth. Visteon has embarked upon a multi-phase, multi-year plan to implement this strategy.

•	Restructure the business — The Company remains focused on executing its previously announced multi-year improvement plan designed to address under performing and non-strategic operations, reducing overhead cost structure and improving efficiency. As the Company executes its multi-year improvement plan, certain administrative functions are also being fundamentally reorganized to effectively and efficiently support the Company’s restructured business. Additionally, the Company continues to reduce engineering costs through relocation of its engineering capability to more competitive cost locations.

•	Improve operations — The Company continues to take actions to improve its operations by lowering its manufacturing costs, increasing its focus on production utilization and related investment, closure and consolidation of facilities and relocation of production to lower cost environments to take further advantage of its global manufacturing footprint. The Company is also working to improve product quality and the health and safety of employees. Processes and standards continue to be implemented to prevent the occurrence of non-conforming production as measured by various industry standard quality ratings such as defective parts per million. Additionally, the Company continues to implement programs, training and awareness in all of its operations to limit safety related incidents and to improve lost time case rates.

•	Grow the business — The Company is well positioned to achieve profitable growth on a global basis and has focused its resources to achieve growth in core climate, electronics and interiors products. The Company is focused on further diversifying its customer base, leveraging its expansive global footprint, offering innovative technologies and solutions, and providing world class engineering support to customers. The Company believes there are opportunities to capitalize on the continuing demand for additional electronics integration and associated products with its product portfolio and technical capabilities. Although Ford remains the Company’s largest customer, the Company has been steadily diversifying its sales with growing OEMs and is well positioned globally with capabilities in every major geographic region in the world, including a significant presence in emerging markets in Asia.

Organizational Structure

The Company views its organizational structure as an important enabler of its business strategy. Accordingly, and in late 2005, the Company announced a new operating structure to manage the business following the ACH Transactions. The new organizational structure was designed to achieve a global product focus and a regional customer focus. The global product focus is achieved through a product group structure which provides for financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio. The regional customer focus is achieved through a customer group structure, which provides for the marketing, sales and service of the Company’s product portfolio to its customer base. Additionally, certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment.

In 2006 the Company completed the process of realigning systems and reporting structures to facilitate financial reporting under the revised organizational structure. The Company’s global product groups as of December 31, 2007 are as follows:

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Climate — The Company’s Climate product group includes facilities that primarily manufacture climate air handling modules, powertrain cooling modules, climate controls, heat exchangers, compressors, fluid transport, and engine induction systems. Climate accounted for approximately 28%, 26%, and 25% of the Company’s total net sales, excluding ACH and intra-product group eliminations, in 2007, 2006 and 2005, respectively.

Electronics — The Company’s Electronics product group includes facilities that primarily manufacture audio systems, infotainment systems, driver information systems, powertrain and feature control modules, electronic control modules and lighting. Electronics accounted for approximately 30%, 29% and 31% of the Company’s total net sales, excluding ACH and intra-product group eliminations, in 2007, 2006 and 2005, respectively.

Interiors — The Company’s Interiors product group includes facilities that primarily manufacture instrument panels, cockpit modules, door trim and floor consoles. Interiors accounted for approximately 26%, 25% and 27% of the Company’s total net sales, excluding ACH and intra-product group eliminations, in 2007, 2006 and 2005, respectively.

Other — The Company’s Other product group includes facilities that primarily manufacture fuel products, powertrain products, and parts sold and distributed to the automotive aftermarket. Other accounted for approximately 11%, 15% and 16% of the Company’s total net sales, excluding ACH and intra-product group eliminations, in 2007, 2006 and 2005, respectively.

Services — The Company’s Services operations provide various transition services in support of divestiture transactions, principally related to the ACH Transactions and Chassis Divestiture. The Company supplies leased personnel and transition services as required by certain agreements entered into by the Company with ACH as a part of the ACH Transactions. Pursuant to the Master Services Agreement and the Salaried Employee Lease Agreement the Company, has agreed to provide ACH with certain information technology, personnel and other services to enable ACH to conduct its business. Services to ACH are provided at a rate approximately equal to the Company’s cost until such time the services are no longer required by ACH or the expiration of the related agreement. In addition to services provided to ACH, the Company has also agreed to provide certain transition services related to the Chassis Divestiture for up to 18 months.

2007 Overview and Financial Results

The automotive industry remained challenging during 2007, particularly in North America and Europe, with continued market share pressures concentrated with U.S. vehicle manufacturers, which has resulted in declining sales volumes of certain domestic automakers. The combination of declining sales and sustained high material and labor costs, has adversely impacted the financial condition of several domestic automotive suppliers resulting in extensive restructuring, significant demands on liquidity, industry consolidation, several supplier bankruptcies, and extensive private equity investment. These industry conditions have been exacerbated by severe tightening of the credit markets making access to future liquidity difficult and costly. Throughout 2007 the Company has maintained its focus on executing its previously announced multi-year improvement plan designed to restructure the business, improve operations and grow the business. Efforts during 2007 have resulted in a reduced dependency on the North American market, an increased diversity of its customer base, improved cost performance and a significant cash balance as of December 31, 2007 allowing management the flexibility to continue to execute its multi-year improvement plan.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In connection with the multi-year improvement plan, the Company identified 30 facilities for closure, divestiture or other actions designed to improve operations and profitability. During 2007 the Company completed the closure of 3 facilities and completed the sale of 4 facilities. The Company also continued to implement actions designed to fundamentally reorganize and streamline its administrative functions and reduce the related cost, including resource relocation to more competitive cost locations. The percentage of the Company’s manufacturing headcount and engineering headcount in high cost geographies decreased by approximately 20% and 16%, respectively, during 2007.

Improvements to the Company’s base operations are focused on improving product quality, improving the health and safety of employees and improving investment efficiency. The Company continued to make progress in these areas as evidenced by improvements in key metrics during 2007 including quality performance as measured in defective parts per million, which improved by 38% and safety performance as measured in lost time case rates, which improved by 29%.

Efforts to grow the business during 2007 resulted in about $1 billion of new business wins, which marks the second consecutive year the Company has achieved this level. The Company’s new business wins for 2007 include 40% attributable to the Climate product group, 38% attributable to the Interiors product group and 22% attributable to the Electronics product group. Geographically, 25% of the new business wins are in Asia, while the remaining 75% is evenly split between North America and Europe.

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

The Company’s product sales for 2007 were adversely affected by a decline in Ford North America production volume of approximately 192,000 units or 6%, and year-over-year production declines of certain Nissan vehicles produced for the North American market. These pressures were partially offset by an increase in Ford Europe production volumes and new business launches and continued growth in the Company’s Asia Pacific operations.

In addition to the vehicle production volume declines, the Company’s gross margin during 2007 was also adversely affected by the impact of unfavorable vehicle and product mix, weakening aftermarket business in North America and the performance of certain Western European manufacturing facilities, partially offset by manufacturing efficiencies and savings associated with the Company’s ongoing restructuring activities.

The Company generated $293 million of cash from operating activities during 2007. The Company also secured additional financing of approximately $640 million during 2007, including an additional $500 million seven year term loan and the issuance of two separate unsecured bonds due November 27, 2009 and 2010 through its 70% owned subsidiary Halla Climate Control Corporation. As of December 31, 2007 the Company had total cash balances of approximately $1.8 billion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Key financial highlights as of and for the year ended December 31, 2007 are summarized as follows (dollars in millions):

Statement of Operations Data
Net sales
Products	$10,721
Services	545

11,266
Gross margin	573
Selling, general and administrative expenses	636
Restructuring expenses	152
Reimbursement from escrow account	142
Balance Sheet Data
Cash and equivalents	$1,758
Total debt	$2,840
Statement of Cash Flows Data
Cash provided from operating activities	$293
Cash used by investing activities	$(177)
Cash provided from financing activities	$547

Net Sales

The Company recorded total net sales from continuing operations of $11.3 billion, including product sales of $10.7 billion and services revenues of $545 million for the year ended December 31, 2007. Total net sales for 2007 were essentially flat when compared to 2006 and included $569 million of favorable currency, which was more than offset by the impact of divestitures, lower North American volumes, customer pricing and changes in vehicle mix. The Company’s sales are well balanced across its core strategic product groups with Climate sales of $3.4 billion or 29% of total product sales, Electronics sales of $3.5 billion or 31% of total product sales and Interiors sales of $3.1 billion or 27% of total product sales.

Following the ACH Transactions, the Company’s sales have become more balanced by geographic region, with a greater percentage of product sales outside of North America. For the year ended December 31, 2007 the Company recorded net sales in North America of approximately $4.2 billion or 37%, Europe of approximately $4.1 billion or 36%, and Asia of approximately $3.0 billion or 27%.

Additionally, the Company’s product sales have become more diversified by customer. Although Ford remains the Company’s largest customer, the Company has been steadily diversifying its sales with other Original Equipment Manufacturers (“OEM”). Product sales to Ford were $4.1 billion or 39% of total product sales for the year ended December 31, 2007 compared to $4.8 billion or 45% of total product sales for the year December 31, 2006. Continued declines in Ford’s vehicle production could materially affect the Company’s operating results, and the Company continues to work with other vehicle manufacturers to further its sales growth and diversification. During 2007, the Company was awarded new forward year programs across all of its product groups by other vehicle manufacturers as well as Ford. These new programs will further diversify the Company’s sales base in future years.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Gross Margin

The Company’s gross margin was $573 million in 2007, compared with $753 million in 2006, representing a decrease of $180 million or 24%. The decrease in gross margin was attributable to lower Ford and Nissan production volumes in North America and unfavorable product mix, primarily at the Company’s Electronics facilities, partially offset by higher Ford Europe volumes and net new business in Asia. Additionally, the non-recurrence of 2006 cost benefits, including postretirement benefit relief resulting from the assumption of such obligation by Ford related to Company employees transferred to Ford in connection with two ACH manufacturing facilities, reduced gross margin. These reductions were offset by cost efficiencies achieved through manufacturing, purchasing, and ongoing restructuring efforts.

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

Restructuring Activities

During 2007 the Company completed the closure of 3 facilities and completed the sale of 4 facilities as part of the multi-year improvement plan. Specific closure and divestiture activities during 2007 include the following:

•	Closed its Chicago, IL, Chesapeake, VA and Connersville, IN facilities in response to customer sourcing actions. Annual sales from these facilities were approximately $700 million.

•	Completed the sale of certain chassis operations, including plants in Dueren and Wuelfrath, Germany, and Prazska, Poland (the “Chassis Divestiture”). Annual sales from these facilities were approximately $600 million, approximately 70% of which were to Ford.

•	Completed the sale of Visteon Powertain Control Systems India (“VPCSI”) operation located in Chennai, India (the “VPCSI Divestiture”). Annual sales from this facility were approximately $100 million.

As of December 31, 2007, cumulatively, the Company had closed 9 facilities, had sold 6 facilities and had completed other improvement actions at 3 facilities under the multi-year improvement plan. As a result of these actions, the Company has recognized cumulative savings of approximately $210 million since the inception of the multi-year improvement plan. The Company continues to evaluate alternative courses of action related to the remaining 12 facilities, including the possibility of divestiture, closure or renegotiated commercial and/or labor arrangements. However, there is no assurance that a transaction or other arrangement will occur in the near term or at all. The Company’s ultimate course of action for these facilities will be dependent upon that which provides the greatest long-term return to shareholders.

As the Company executes its multi-year improvement plan, related general and administrative functions are being fundamentally reorganized to effectively and efficiently support the Company’s restructured business. Additionally, the Company continues to reduce engineering costs through relocation of its engineering capability to more competitive cost locations. Throughout 2007, the Company continued to undertake administrative and engineering related restructuring activities to further reduce such costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The Company has incurred $275 million in cumulative restructuring costs related to the multi-year improvement plan including $97 million, $90 million, $58 million and $30 million for the Other, Interiors, Climate and Electronics product groups, respectively. The Company estimates that the total cash cost associated with the multi-year improvement plan will be approximately $555 million. However, the Company continues to achieve targeted reductions at a lower cost than anticipated due to higher levels of employee attrition and lower per employee benefits resulting from changes to certain employee benefit plans. The Company expects that approximately $420 million of cash costs incurred under the multi-year improvement plan will be reimbursed from the escrow account pursuant to the terms of the Escrow Agreement. It is possible that actual cash restructuring costs could vary significantly from the Company’s estimates resulting in unexpected costs in future periods. Generally, charges are recorded as elements of the plan are finalized and the timing of activities and the amount of related costs are not likely to change.

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

Liquidity, Debt and Capital Structure

The Company monitors and evaluates its debt and capital structure on an ongoing basis and in consideration of liquidity needs and capital market conditions enters into transactions designed to enhance liquidity, improve financial flexibility and reduce associated costs of capital. As of December 31, 2007, the Company had cash balances totaling $1.8 billion compared to $1.1 billion as of December 31, 2006. The increase of $700 million is primarily attributable to an increase in debt related to two significant borrowing transactions during 2007.

On November 27, 2007, the Company’s 70% owned subsidiary, Halla Climate Control Corporation (“HCCC”), issued two separate unsecured bonds due November 27, 2009 (Korean Won 60 billion) and due November 27, 2010 (Korean Won 70 billion) for total proceeds of Korean Won 130 million or approximately $139 million. The proceeds from these bond issuances, combined with existing cash balances, were used to subscribe for an ownership interest in a newly formed Korean company that holds interests in certain of the Company’s climate control operations in India, China and the United States. In December 2007 Visteon redeemed its ownership interest in the newly formed Korean company in exchange for approximately $292 million.

On April 10, 2007, the Company entered into an agreement to amend and restate its Credit Agreement (“Amended Credit Agreement”) to provide an additional $500 million seven-year term loan. Consistent with the existing $1 billion seven-year term loan, the additional $500 million seven-year term loan bears interest at a Eurodollar rate plus 3% and will mature on December 13, 2013.

During 2007, the Company received cash reimbursements of $186 million for qualifying restructuring expenses from an escrow account established pursuant to the ACH Transactions for use in the Company’s further restructuring. Effective in October 2007, the Company’s restructuring cost reimbursement match was reduced to fifty percent of qualifying expenses pursuant to the Escrow Agreement.

In addition to debt service, the Company’s cash and liquidity needs are affected by its efforts to restructure the business, improve operations and achieve profitable growth. Accordingly, the Company continues to explore opportunities to enhance liquidity, improve financial flexibility and reduce the long-term costs of capital.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Estimates

The Company’s consolidated financial statements and accompanying notes as included in Item 8 of this Annual Report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States. Accordingly, the Company’s significant accounting policies have been disclosed in the consolidated financial statements and accompanying notes under Note 2. The Company provides enhanced information that supplements such disclosures for accounting estimates when:

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

Pension Plans and Other Postretirement Employee Benefit Plans

Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension and non-pension postretirement employee benefit plans are accounted for in accordance with Statement of Financial Accounting Standards No. 87 (“SFAS 87”), “Employers’ Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively, and as amended by Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Disability, early retirement and other postretirement employee benefits are accounted for in accordance with Statement of Financial Accounting Standards No. 112 (“SFAS 112”), “Employer Accounting for Postemployment Benefits.”

The determination of the Company’s obligation and expense for its pension and other postretirement employee benefits, such as retiree health care and life insurance, is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Selected assumptions are described in Note 15 “Employee Retirement Benefits” to the Company’s consolidated financial statements, which are incorporated herein by reference, including the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In accordance with accounting principles generally accepted in the United States, actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense in future periods. Therefore, assumptions used to calculate benefit obligations as of the annual measurement date directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits under SFAS Nos. 87, 106, 112 and 158 as of December 31, 2007 are as follows:

•	Long-term rate of return on plan assets: The expected long-term rate of return is used to calculate net periodic pension cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The expected long-term rate of return for pension assets has been chosen based on various inputs, including historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market returns, inflation and other variables. In determining its pension expense for 2007, the Company used long-term rates of return on plan assets ranging from 3% to 10.6% outside the U.S. and 8% in the U.S.

Actual returns on U.S. pension assets for 2007, 2006 and 2005 were 8%, 8% and 14%, respectively, compared to the expected rate of return assumption of 8%, 8.5% and 9% respectively, for each of those years. The Company’s market-related value of pension assets reflects changes in the fair value of assets over a five-year period, with a one-third weighting to the most recent year.

•	Discount rate: The discount rate is used to calculate pension and postretirement employee benefit obligations. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from 2% to 10.25% to determine its pension and other benefit obligations as of December 31, 2007, including weighted average discount rates of 6.25% for U.S. pension plans, 5.7% for non-U.S. pension plans, and 6.05% for postretirement employee health care and life insurance plans.

•	Health care cost trend: For postretirement employee health care plan accounting, the Company reviews external data and Company specific historical trends for health care costs to determine the health care cost trend rate assumptions. In determining the projected benefit obligation for postretirement employee health care plans as of December 31, 2007, the Company used health care cost trend rates of 9%, declining to an ultimate trend rate of 5.0% in 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension and other postretirement employee benefit obligations and its future expense. The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2007 funded status and 2008 pre-tax pension expense (excludes certain salaried employees that are covered by a Ford sponsored plan):

	Impact on			Impact on
	U.S. 2008		Impact on	Non-U.S. 2008		Impact on
	Pre-tax Pension		U.S. Plan 2007	Pre-tax Pension		Non-U.S. Plan 2007
	Expense		Funded Status	Expense		Funded Status

25 basis point decrease in discount rate(a)	+$	2 million	−$ 44 million	+$	4 million	−$ 38 million
25 basis point increase in discount rate(a)	−$	3 million	+$ 41 million	−$	3 million	+$ 36 million
25 basis point decrease in expected return on assets(a)	+$	3 million		+$	2 million
25 basis point increase in expected return on assets(a)	−$	3 million		−$	2 million

(a)	Assumes all other assumptions are held constant.

The following table illustrates the sensitivity to a change in the discount rate assumption related to Visteon sponsored postretirement employee health care and life insurance plans expense (excludes certain salaried that employees are covered by a Ford sponsored plan):

	Impact on 2008	Impact on Visteon
	Pre-tax OPEB	Sponsored Plan 2007
	Expense	Funded Status

25 basis point decrease in discount rate(a)	+$ 1 million	−$ 13 million
25 basis point increase in discount rate(a)	−$ 1 million	+$ 12 million

(a)	Assumes all other assumptions are held constant.

The following table illustrates the sensitivity to a change in the assumed health care trend rate related to Visteon sponsored postretirement employee health expense (excludes certain salaried employees that are covered by a Ford sponsored plan):

Total Service and
	Interest Cost		APBO

100 basis point increase in health care trend rate(a)	+$	4 million	+$	55 million
100 basis point decrease in health care trend rate(a)	−$	3 million	−$	47 million

(a)	Assumes all other assumptions are held constant.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The Company is aware of contamination at some of its properties and relating to various third-party superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites. At December 31, 2007, the Company had recorded a reserve of approximately $9 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

Income Taxes

The Company, which is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions, accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Significant judgment is required in determining the Company’s worldwide provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets. Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance on deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information.

Uncertain Tax Positions

In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” and Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” where appropriate.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations

2007 Compared with 2006

	Sales			Gross Margin
	2007	2006	Change	2007	2006	Change
	(Dollars in Millions)

Climate	$3,370	$3,123	$247	$233	$170	$63
Electronics	3,528	3,408	120	254	364	(110)
Interiors	3,130	3,004	126	68	60	8
Other	1,349	1,819	(470)	32	82	(50)
Eliminations	(656)	(648)	(8)	—	—	—

Total products	10,721	10,706	15	587	676	(89)
Services	545	547	(2)	6	5	1

Total segments	11,266	11,253	13	593	681	(88)
Reconciling Items
Corporate	—	—	—	(20)	72	(92)

Total consolidated	$11,266	$11,253	$13	$573	$753	$(180)

Net Sales

The Company’s consolidated net sales during the year ended December 31, 2007 were essentially flat when compared to the same period of 2006. Changes in currency resulted in an increase of $569 million, primarily related to the strengthening of the Euro, Korean Won, Brazil Real, and British Pound during 2007. Divestitures and closures, including the Chassis Divestiture, Chicago, IL plant closure, and the Chennai, India divestiture reduced sales by $675 million in the aggregate. North America sales volumes decreased by $434 million related to lower Ford and Nissan volumes in North America and the result of customer sourcing actions, primarily in the Electronics product group. Sales in Asia increased $537 million, including $269 million of directed source content related to Hyundai/Kia production and net new business wins. Higher Ford and Premium Auto Group production volumes in Europe contributed to an increase in sales of $136 million.

Net sales for Climate were $3.4 billion in 2007, compared with $3.1 billion in 2006, representing an increase of $247 million or 8%. Sales increased in Asia by $237 million, principally attributable to new business and higher production volumes. Climate sales increased in Europe by $68 million principally related to higher Ford vehicle production volumes. Sales were lower in North America by $121 million due to lower Ford North America vehicle production volume and unfavorable product mix partially offset by new business. Net customer price reductions were more than offset by favorable currency of $153 million.

Net sales for Electronics were $3.5 billion in 2007, compared with $3.4 billion in 2006, representing an increase of $120 million or 4%. Sales in 2007 included higher sales in Europe of $171 million due to increased Ford vehicle production volumes, partially offset by lower Ford North American vehicle production volumes and adverse product mix related to past customer sourcing actions of $197 million. Net customer price reductions were more than offset by favorable currency of $198 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Net sales for Interiors were $3.1 billion in 2007, compared with $3.0 billion in 2006, representing an increase of $126 million or 4%. Increased sales in Asia of $300 million, primarily due to an increase in directed source content for Hyundai/Kia production, were partially offset by lower sales in North America of $297 million, primarily due to lower Ford and Nissan vehicle production volumes as well as the impact of lost volume related to the closure of the Chicago facility. Net customer price reductions were more than offset by customer commercial settlements and favorable currency of $165 million.

Net sales for Other was $1.3 billion in 2007, compared with $1.8 billion in 2006, representing a decrease of $470 million or 26%. The decrease is largely attributable to 2007 divestiture activities including the Chassis Divestiture, which resulted in a decrease of $390 million and the Chennai, India divestiture, which resulted in a decrease of $35 million. Sales decreased by $83 million with reductions in all regions related to lower vehicle production volumes and adverse product mix. Net customer price reductions were more than offset by favorable currency of $53 million.

Services revenues relate to information technology, engineering, administrative and other business support services provided by the Company under the terms of various transition agreements. Such services are generally provided at an amount that approximates cost. Services revenues totaled $545 million for the year ended December 31, 2007 compared with $547 million for the year ended December 31, 2006.

Gross Margin

The Company’s gross margin was $573 million for the year ended December 31, 2007, compared with $753 million for the year ended December 31, 2006, representing a decrease of $180 million or 24%. The decrease resulted from the following items:

•	Non-recurrence of certain benefits recorded in 2006, including $72 million of postretirement benefit relief related to the transfer of certain Visteon salaried employees to Ford, commercial agreements of $39 million, and non-income tax reserve adjustments of $27 million.

•	Non-recurrence of certain expense items recorded in 2006, including $11 million of employee benefit curtailment expense included in cost of sales but reimbursed from the escrow account and a $9 million litigation settlement.

•	Certain 2007 benefits, including OPEB curtailment gains related to restructuring activities of $58 million, commercial agreements of $35 million, and gains on the sale of land and buildings in the UK of $24 million.

•	Certain 2007 expense items, including accelerated depreciation of $50 million resulting from the Company’s restructuring activities, $23 million of employee benefit curtailment and settlement expense included in cost of sales but reimbursed from the escrow account, and $20 million of pension settlement expenses related to a previously closed Canadian facility.

•	The Chassis Divestiture resulted in a reduction in gross margin of $33 million.

•	The remainder was related to vehicle production volume and mix, past sourcing actions and customer pricing partially offset by improved operating performance.

Gross margin for Climate was $233 million in 2007, compared with $170 million in 2006, representing an increase of $63 million or 37%. Material and manufacturing cost reduction activities, lower OPEB expenses and restructuring savings were partially offset by customer pricing and increases in raw material costs resulting in a net increase in gross margin of $101 million. Favorable currency increased gross margin by $9 million. These increases were partially offset by $47 million related to unfavorable vehicle and product mix, lower vehicle production volumes, in North America and accelerated depreciation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Gross margin for Electronics was $254 million in 2007, compared with $364 million in 2006, representing a decrease of $110 million or 30%. Vehicle production volume and mix was unfavorable $126 million in North America primarily related to lower Ford vehicle production volumes and the impact of past Ford sourcing actions. However, vehicle production volume and mix was favorable $49 million in other regions, primarily in Europe reflecting increased Ford Europe vehicle production volume. Accelerated depreciation related to restructuring activities reduced gross margin by $20 million. Material and manufacturing cost reduction activities, lower OPEB expenses and restructuring savings were more than offset by premium launch costs, net customer price reductions, and increases in raw material costs resulting in a decrease in gross margin of $35 million. Favorable currency increased gross margin by $22 million.

Gross margin for Interiors was $68 million in 2007, compared with $60 million in 2006, representing an increase of $8 million or 13%. Customer commercial settlements, material and manufacturing cost reduction activities, lower OPEB expenses and restructuring savings were partially offset by customer pricing and increases in raw material costs resulting in a net increase in gross margin of $8 million. Additionally, the Company’s Interiors operations recorded a gain on the sale of a building located in the UK, which increased gross margin by $12 million. Favorable currency further increased gross margin by $11 million. These increases were partially offset by vehicle production volume and mix of $17 million reflecting lower Ford and Nissan vehicle production volumes in North America, partially offset by increases in Europe related to Ford Europe production and in Asia related to net new business. Accelerated depreciation related to restructuring activities reduced gross margin by $6 million.

Gross margin for Other was $32 million in 2007, compared with $82 million in 2006, representing a decrease of $50 million or 61%. This decrease includes unfavorable vehicle production volume and mix of $49 million, Chassis Divestiture of $33 million and $12 million of net pension curtailment and settlement expense included in cost of sales but reimbursed from the escrow account. These decreases were partially offset by $22 million related to the net of material and manufacturing cost reduction activities, lower OPEB expense, and restructuring savings, partially offset by customer price reductions and increases in raw material costs. Additionally, the gross margin decrease for Other was partially offset by the non-recurrence of a 2006 litigation settlement of $9 million and the 2007 sale of buildings in the UK for a gain of $13 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $636 million in 2007, compared with $713 million in 2006, representing a decrease of $77 million or 11%. The decrease resulted from $60 million in efficiency actions, primarily related to salaried headcount reductions implemented during the fourth quarter of 2006 and the first quarter of 2007, lower stock-based compensation expense of $22 million, and $12 million of lower bad debt and other expenses, partially offset by $17 million of unfavorable currency

Restructuring Expenses and Reimbursement from Escrow Account

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the year ended December 31, 2007, including amounts related to its discontinued operations. Substantially all of the Company’s restructuring expenses are related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2006	$18	$21	$2	$12	$53
Expenses	66	27	9	60	162
Utilization	(26)	(25)	(4)	(48)	(103)

December 31, 2007	$58	$23	$7	$24	$112

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

During the year ended December 31, 2007 the Company recorded restructuring expenses of $162 million, including $10 million related to discontinued operations, compared to $95 million, including $2 million related to discontinued operations, for the year ended December 31, 2006. Pursuant to the terms of the Escrow Agreement, approximately $100 million of these restructuring costs were fully reimbursable, while $62 million of these costs were reimbursable at a rate of fifty percent as the Company entered into the cost-sharing portion of the Escrow Agreement during the fourth quarter of 2007. Significant restructuring actions under the multi-year improvement plan for the year ended December 31, 2007 include the following:

•	$31 million of employee severance and termination benefit costs associated with the elimination of approximately 300 salaried positions.

•	$27 million of employee severance and termination benefit costs for approximately 300 employees at a European Interiors facility related to the announced 2008 closure of that facility.

•	$21 million of employee severance and termination benefit costs for approximately 600 hourly and 100 salaried employees related to the announced 2008 closure of a North American Other facility.

•	$14 million was recorded related to the December 2007 closure of a North American Climate facility for employee severance and termination benefits, contract termination and equipment move costs.

•	$12 million of expected employee severance and termination benefit costs associated with approximately 100 hourly employees under a plant efficiency action at a European Climate facility.

•	$10 million of employee severance and termination benefit costs associated with the exit of brake manufacturing operations at a European Other facility. Approximately 160 hourly and 20 salaried positions were eliminated as a result of this action.

•	$10 million of employee severance and termination benefit costs were recorded for approximately 40 hourly and 20 salaried employees at various European facilities.

•	The Company recorded an estimate of employee severance and termination benefit costs under the multi-year improvement plan of approximately $34 million for the probable payment of such post-employment benefit costs.

Utilization of $103 million for the year ended December 31, 2007 includes $79 million of payments for severance and other employee termination benefits, $16 million of special termination benefits reclassified to pension and other postretirement employee benefit liabilities where such payments are made from the Company’s benefit plans and $8 million in payments related to contract termination and equipment relocation costs.

Impairment of Long-Lived Assets

During the fourth quarter of 2007 the Company recorded impairment charges of $16 million to reduce the net book value of long-lived assets associated with the Company’s fuel products to their estimated fair value. This amount was recorded pursuant to impairment indicators including lower than anticipated current and near term future customer volumes and the related impact on the Company’s current and projected operating results and cash flows resulting from a change in product technology.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

During the first quarter of 2007, the Company determined that assets subject to the Chassis Divestiture including inventory, intellectual property, and real and personal property met the “held for sale” criteria of SFAS 144. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in asset impairment charges of approximately $28 million.

In connection with the Company’s announced exit of the brake manufacturing business at its Swansea, UK facility, an asset impairment charge of $16 million was recorded to reduce the net book value of certain long-lived assets at the facility to their estimated fair value. The Company’s estimate of fair value was based on market prices, prices of similar assets, and other available information.

During 2007 the Company entered into agreements to sell two Electronics buildings located in Japan. The Company determined that these buildings met the “held for sale” criteria of SFAS 144 and were recorded at the lower of carrying value or fair value less cost to sell, which resulted in asset impairment charges of approximately $15 million.

Interest

Interest expense, net was $164 million for the year ended December 31, 2007 compared to $159 million for the year ended December 31, 2006. Interest expense increased $35 million due to higher average debt levels in 2007. Interest income was $61 million for the year ended December 31, 2007 compared to $31 million for the year ended December 31, 2006. Interest income increased $30 million due to higher average cash balances in 2007.

Income Taxes

The Company’s 2007 provision for income taxes of $20 million represents a decrease of $5 million when compared with 2006. The income tax provisions for the years ended December 31, 2007 and 2006 reflect income tax expense related to those countries where the Company is profitable, accrued withholding taxes, certain non-recurring and other discrete items and the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries to the extent not offset by other categories of income in those jurisdictions.

The Company’s 2007 income tax provision includes income tax expense items totaling $140 million including the following:

•	$72 million for unrecognized tax benefits resulting from positions taken in tax returns filed during the year, as well as those expected to be taken in future tax returns, including interest and penalties.

•	$50 million related to certain countries where the Company is profitable, accrued withholding taxes, and the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries to the extent not offset by other categories of income in those jurisdictions.

•	$18 million resulting from significant tax law changes in Mexico, enacted in October 2007.

These 2007 income tax expense items were partially offset by income tax benefits totaling $120 million including the following:

•	$91 million related to offsetting pre-tax operating losses against current year net pre-tax income from other categories of income or loss, in particular pre-tax other comprehensive income primarily attributable to re-measurement of pension and OPEB obligations and foreign currency translation.

•	$18 million net tax benefit resulting from the Company’s redemption of its ownership interest in a newly formed Korean company as part of a legal restructuring of its climate control operations in Asia. In connection with this redemption, the Company concluded that a portion of its earnings in Halla Climate Control Korea, a 70% owned affiliate of the Company, were permanently reinvested resulting in a $30 million reduction of previously accrued withholding taxes. This benefit was partially offset by $12 million of income tax expense related to a taxable gain from the restructuring.

•	$11 million related to favorable tax law changes in Portugal enacted in the fourth quarter of 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The Company’s 2006 income tax provision of $25 million reflects income tax expense of $122 million related to certain countries where the Company is profitable, accrued withholding taxes, and the inability to record a tax benefit for pre-tax losses in certain foreign countries and pre-tax losses in the U.S. to the extent not offset by U.S. pre-tax other comprehensive income. These income tax expense items were partially offset by income tax benefits of $97 million, including $68 million related to offsetting U.S. pre-tax operating losses against current year U.S. pre-tax other comprehensive income primarily attributable to foreign currency translation, $15 million related to a reduction of the Company’s dividend withholding taxes accrued for unremitted earnings of Spain and the Czech Republic as a result of legal entity restructuring, and $14 million related to the restoration of deferred tax assets associated with the Company’s operations in Brazil.

2006 Compared with 2005

	Sales			Gross Margin
	2006	2005	Change	2006	2005	Change
	(Dollars in Millions)

Climate	$3,123	$2,931	$192	$170	$175	$(5)
Electronics	3,408	3,615	(207)	364	316	48
Interiors	3,004	3,160	(156)	60	29	31
Other	1,819	1,829	(10)	82	64	18
Eliminations	(648)	(1,001)	353	—	—	—

Total products	10,706	10,534	172	676	584	92
Services	547	164	383	5	1	4

Total segments	11,253	10,698	555	681	585	96
Reconciling Items
ACH	—	6,052	(6,052)	—	(41)	41
Corporate	—	—	—	72	—	72

Total consolidated	$11,253	$16,750	$(5,497)	$753	$544	$209

Net Sales

The Company’s consolidated net sales decreased by approximately $5.5 billion or 33% during the year ended December 31, 2006 when compared to the same period of 2005. The ACH Transactions resulted in a decrease of $6.1 billion, which was partially offset by an increase in services revenues of $383 million. Excluding the ACH Transactions and related eliminations and revenues from services provided to ACH, product sales decreased by $218 million. The decrease included favorable currency of $91 million year-over-year. Sales were significantly lower in North America reflecting decreased Ford vehicle production volume and unfavorable product mix, lower non-Ford vehicle production volume, principally Nissan products, and lower aftermarket sales. This decrease was partially offset by a significant sales increase in Asia Pacific reflecting growth in that region and new business launched in 2006.

Net sales for Climate were $3.1 billion in 2006, compared with $2.9 billion in 2005, representing an increase of $192 million or 7%. Continued growth in the Company’s Asia Pacific consolidated subsidiaries increased net sales by $307 million. This growth was primarily driven by new business and included favorable currency of $70 million partially offset by customer price reductions. Net sales in North America were $115 million lower year-over-year, reflecting lower Ford North America vehicle production volumes and unfavorable product mix, partially offset by the launch of a new manufacturing facility in Alabama. Net sales in Europe increased $41 million reflecting higher Ford Europe vehicle production volume partially offset by lower vehicle production volumes by other customers.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Net sales for Electronics were $3.4 billion in 2006, compared with $3.6 billion in 2005, representing a decrease of $207 million or 6%. Vehicle production volume and mix decreased net sales by $153 million, primarily attributable to lower Ford and Nissan vehicle production volume and unfavorable product mix in North America and lower sales in Asia Pacific. This reduction was partially offset by higher Ford Europe vehicle production volume. Net customer price reductions were more than offset by favorable currency of $24 million, primarily in South America.

Net sales for Interiors were $3.0 billion in 2006, compared with $3.2 billion in 2005, representing a decrease of $156 million or 5%. Vehicle production volume and product mix decreased net sales by $186 million. The decrease was attributable to lower Ford and Nissan vehicle production volume and unfavorable product mix in North America of $258 million and lower vehicle production by certain Europe OEM’s of $92 million, partially offset by increased sales in Asia Pacific of $163 million. The increase in Asia Pacific sales reflected increased directed source content sales at a consolidated joint venture. Net customer price reductions were more than offset by price increases resulting from favorable customer settlements, raw material cost recoveries, and product design actions. Favorable currency increased year-over-year sales by $5 million.

Net sales for Other was $1.8 billion in 2006, compared with $1.8 billion in 2005. Vehicle production volume and product mix decreased net sales by $85 million. Lower Ford vehicle production volume in North America, lower non-Ford vehicle production in Europe, and lower aftermarket sales decreased net sales by $125 million. This decrease was partially offset by higher vehicle production volume in Asia Pacific. Customer price reductions were more than offset by price increases resulting from favorable customer settlements, raw material cost recoveries, and product design actions. Unfavorable currency of $6 million, primarily in Europe, decreased sales year-over-year.

Services revenues related to information technology, engineering, administrative and other business support services provided by the Company to ACH, pursuant to agreements associated with the October 1, 2005 ACH Transactions, were $547 million in 2006, compared with $164 million in 2005.

Gross Margin

The Company’s gross margin was $753 million in 2006, compared with $544 million in 2005, representing an increase of $209 million or 38%. The increase in gross margin is primarily attributable to postretirement benefit relief of $72 million related to the transfer of certain Visteon salaried employees supporting two ACH manufacturing facilities that were transferred to Ford in January 2006, lower depreciation and amortization expense of $73 million (primarily reflecting the impact of the 2005 asset impairments), the benefit of eliminating loss making operations transferred to ACH of $42 million, improved operating performance, and lower non-income based taxes (primarily reflecting a reserve adjustment of $23 million for the completion of regulatory tax audits and the lapse of certain statutory limitation periods). These increases were partially offset by unfavorable vehicle production volumes of $135 million, net customer price reductions, unfavorable currency of $17 million and a litigation settlement of $9 million in excess of previously provided reserves.

Gross margin for Climate was $170 million in 2006, compared with $175 million in 2005, representing a decrease of $5 million or 3%. Although net sales increased during the year, unfavorable North America product mix partially offset by continued growth of the Company’s Asia Pacific consolidated subsidiaries resulted in a net decrease in gross margin of $7 million. Material and manufacturing cost reduction activities, lower depreciation and amortization expense reflecting the impact of the 2005 asset impairments, and lower OPEB expenses increased gross margin by $97 million. This performance was partially offset by net customer price reductions and increases in raw material costs (principally aluminum) of $89 million. Unfavorable currency reduced gross margin by $6 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Gross margin for Electronics was $364 million in 2006, compared with $316 million in 2005, representing an increase of $48 million or 15%. Lower vehicle production volumes and unfavorable product mix reduced gross margin by $92 million, primarily attributable to lower volumes in North America. Material and manufacturing cost reduction activities, lower depreciation and amortization expense reflecting the impact of the 2005 asset impairments, and lower OPEB expenses increased gross margin by $181 million. This performance was partially offset by net customer price reductions and increases in raw material costs of $31 million. Unfavorable currency reduced gross margin by $10 million.

Gross margin for Interiors was $60 million in 2006, compared with $29 million in 2005, representing an increase of $31 million or 107%. Lower vehicle production volume and unfavorable product mix reduced gross margin by $24 million, primarily attributable to lower PSA Peugeot Citroën production in Europe. Material and manufacturing cost reduction activities, lower depreciation and amortization expense reflecting the impact of the 2005 asset impairments, and lower OPEB expenses increased gross margin by $55 million. Additionally, favorable customer agreements, raw material cost recoveries, and product design actions more than offset customer price reductions and raw material cost increases, increasing gross margin by $2 million. Unfavorable currency reduced gross margin by $2 million.

Gross margin for Other was $82 million in 2006, compared with $64 million in 2005, representing an increase of $18 million or 28%. Vehicle production volumes and product mix was favorable by $3 million. Material and manufacturing cost reduction activities, lower depreciation and amortization expense reflecting the impact of the 2005 asset impairments, and lower OPEB expenses increased gross margin by $19 million, despite unfavorable operating performance at certain Western Europe manufacturing facilities engaged in ongoing restructuring initiatives. This performance was partially offset by net customer price reductions and increases in raw material costs of $5 million. Favorable currency increased gross margin $1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $713 million in 2006, compared with $945 million in 2005, representing a decrease of $232 million or 25%. Under the terms of various agreements between the Company and ACH, expenses previously classified as selling, general and administrative expenses incurred to support the business of ACH are now classified as “Cost of sales” in the consolidated statements of operations, comprising $175 million of the decrease. Bad debt expense improved year over year primarily reflecting the non-recurrence of a charge of approximately $41 million related to the bankruptcy of a customer in the second quarter of 2005. Furthermore, selling, general and administrative expenses decreased by $39 million reflecting lower OPEB and pension expenses, net cost efficiencies, and favorable currency. Increases to selling, general and administrative expenses during the year included fees associated with the implementation of the Company’s European securitization facility of $10 million and increased expenses related to the Company’s stock-based incentive compensation plans of $15 million.

Restructuring Expenses and Reimbursement from Escrow Accounts

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the year ended December 31, 2006, including amounts related to its discontinued operations. Substantially all of the Company’s restructuring expenses are related to employee severance and termination benefit costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2005	$—	$—	$4	$10	$14
Expenses	24	31	16	24	95
Utilization	(6)	(10)	(18)	(22)	(56)

December 31, 2006	$18	$21	$2	$12	$53

During the year ended December 31, 2006 the Company recorded restructuring expenses of $95 million, including $2 million related to discontinued operations, compared to $26 million for the year ended December 31, 2005. Pursuant to the terms of the Escrow Agreement the restructuring costs incurred during the year ended December 31, 2006 were fully reimbursable. Significant restructuring actions under the multi-year improvement plan for the year ended December 31, 2006 include the following:

•	$20 million in employee severance and termination benefit costs related to the 2007 closure of a North American Climate manufacturing facility. These costs are associated with approximately 170 salaried and 750 hourly employees.

•	$19 million in employee severance and termination benefit costs related to an announced plan to reduce the Company’s salaried workforce in higher cost countries. These costs are associated with approximately 800 salaried positions.

•	$9 million in employee severance and termination benefit costs related to certain hourly employee headcount reductions attributable to approximately 600 employees at Climate facilities in North America and 70 employees at certain European manufacturing facilities.

•	$7 million related to the announced closure of a European Interiors manufacturing facility. Costs include employee severance and termination benefits for approximately 150 hourly and salaried employees and certain non-employee related costs associated with closing the facility.

•	$7 million of employee severance and termination benefit costs related to a workforce reduction effort at a European Interiors manufacturing facility. These costs relate to approximately 110 hourly employees.

•	$6 million related to workforce reduction activities in Electronics manufacturing facilities in Mexico and Portugal. These costs include employee severance and termination benefits for approximately 500 hourly and 50 salaried employees.

•	$6 million related to a restructuring initiative at a North American Electronics manufacturing facility. These costs include severance and termination benefit costs for approximately 1,000 employees.

•	$5 million related to the announced closure of a North American Interiors manufacturing facility, including employee severance and termination benefit costs for 265 hourly employees, 26 salaried employees, and a lease termination penalty.

•	$3 million related to the closure of a North American Climate manufacturing facility, including severance and termination benefit costs for approximately 350 hourly and salaried employees.

Utilization of $56 million for the year ended December 31, 2006 includes $49 million payments for severance and other employee termination benefits and $7 million of special termination benefits reclassified to pension and other postretirement employee benefit liabilities where such payments are made from the Company’s benefit plans.

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

Interest

Interest expense for the year ended December 31, 2006 was $190 million, representing an increase of $34 million or 22% from $156 million in 2005. The increase was due to higher average interest rates on outstanding debt and a write-off of unamortized deferred charges of $7 million. Interest income for the year ended December 31, 2006 was $31 million, representing an increase of $7 million or 29% when compared to the year ended December 31, 2005. The increase in interest income was attributable to higher average cash balances during 2006.

Other

The Company recorded a gain on early debt extinguishment of approximately $8 million during the year ended December 31, 2006 related to the repurchase of $150 million of its 8.25% bonds due in 2010.

Income Taxes

The Company’s 2006 income tax provision of $25 million reflects income tax expense of $122 million related to certain countries where the Company is profitable, accrued withholding taxes, and the inability to record a tax benefit for pre-tax losses in certain foreign countries and pre-tax losses in the U.S. to the extent not offset by U.S. pre-tax other comprehensive income. These income tax expense items were partially offset by income tax benefits of $97 million, including $68 million related to offsetting U.S. pre-tax operating losses against current year U.S. pre-tax other comprehensive income primarily attributable to foreign currency translation, $15 million related to a reduction of the Company’s dividend withholding taxes accrued for unremitted earnings of Spain and the Czech Republic as a result of legal entity restructuring, and $14 million related to the restoration of deferred tax assets associated with the Company’s operations in Brazil.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity

Overview

The Company’s cash and liquidity needs are impacted by the level, variability, and timing of its customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. Additionally, the Company’s cash and liquidity needs are impacted by seasonal factors, including OEM shutdown periods and new model year production launches. These seasonal factors generally require the use of liquidity resources during the first and third quarters. The Company expects to fund its working capital, restructuring and capital expenditure needs with cash flows from operations. To the extent that the Company’s liquidity needs exceed cash from operations, the Company would look to its cash balances and availability for borrowings to satisfy those needs, as well as the need to raise additional capital. However, the Company’s ability to fund its working capital, restructuring and capital expenditure needs may be adversely affected by many factors including, but not limited to, general economic conditions, specific industry conditions, financial markets, competitive factors and legislative and regulatory changes. Therefore, assurance cannot be provided that Visteon will generate sufficient cash flow from operations or that available borrowings will be sufficient to enable the Company to meet its liquidity needs.

The Company’s business is highly dependent upon the ability to access the credit and capital markets. Access to, and the costs of borrowing in, these markets depend in part on the Company’s credit ratings, which are currently below investment grade. Moody’s current corporate rating of the Company is B3, and the SGL rating is 3. The rating on senior unsecured debt is Caa2 with a negative outlook. The current corporate rating of the Company by S&P is B and the short term liquidity rating is B-3, with a negative outlook on the rating. Fitch’s current rating on the Company’s senior secured debt is B with a negative outlook. Any further downgrade in the Company’s credit ratings could reduce its access to capital, increase the costs of future borrowings, and increase the possibility of more restrictive terms and conditions contained in any new or replacement financing arrangements or commercial agreements or payment terms with suppliers. Additionally, the current state of the credit and capital markets has resulted in severely constrained liquidity conditions owing to a reevaluation of risk attributable primarily, but not limited to, the U.S. sub-prime mortgage crisis. Continuation of such constraints may increase the Company’s costs of borrowing and could restrict the Company’s access to this potential source of future liquidity.

Cash and Equivalents

As of December 31, 2007 and 2006, the Company’s consolidated cash balances totaled $1.8 billion and $1.1 billion, respectively. Approximately 68% and 41% of these consolidated cash balances are located within the U.S. as of December 31, 2007 and 2006, respectively. As the Company’s operating profitability has become more concentrated with its foreign subsidiaries and joint ventures, the Company’s cash generated from operations and related balances located outside of the U.S. continue to be significant. The Company’s ability to efficiently access cash balances in certain foreign jurisdictions is subject to local regulatory and statutory requirements.

Escrow Account

In connection with the ACH Transactions, Ford paid $400 million into an escrow account for use by the Company to restructure its businesses subject to the terms and conditions of the Escrow Agreement, dated October 1, 2005, among the Company, Ford and Deutsche Bank Trust Company Americas. The Escrow Agreement provides that the Company will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs, as defined in the Escrow Agreement, and up to one half of the next $300 million of such costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Effective October 2007, the Company’s restructuring cost reimbursement match was reduced to fifty percent of qualifying expenses pursuant to the terms of the Escrow Agreement. As of December 31, 2007, the Company had received cumulative reimbursements from the escrow account of $288 million and $144 million was available for reimbursement pursuant to the terms of the Escrow Agreement.

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

Availability of funding under the European Securitization depends primarily upon the amount of trade account receivables, reduced by outstanding borrowings under the program and other characteristics of those receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of December 31, 2007, approximately $248 million of the Company’s transferred receivables were considered eligible for borrowing under this facility, $99 million was outstanding and $149 million was available for funding.

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

As of December 31, 2007, there were no outstanding borrowings under the Revolving Credit Agreement. The total facility availability for the Company was $257 million, with $159 million of available borrowings after $98 million of obligations under letters of credit.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Cash Flows

Operating Activities

Cash provided from operating activities during 2007 totaled $293 million, compared with $281 million for the same period in 2006. The increase is largely attributable to improved commercial payment terms and collections, higher rate of escrow account reimbursements received in excess of restructuring payments, increased dividends from non-consolidated affiliates, and non-recurrence of the settlement of outstanding balances with ACH plants in 2006, partially offset by a reduction in receivables sold, a higher net loss, as adjusted for non-cash items, incentive compensation payments made in 2007 for 2006 accruals, and an increase in Ford North America receivable payment terms.

Investing Activities

Cash used in investing activities was $177 million during 2007, compared with $337 million for 2006. The decrease in cash usage primarily resulted from an increase in proceeds from divestitures and other asset sales. The proceeds from divestitures and other asset sales for 2007, which included proceeds from the Chassis Divestiture and the Chennai divestiture, totaled $207 million compared to $42 for 2006. Capital expenditures, excluding capital leases, increased slightly to $376 in 2007 compared with $373 in 2006. The Company’s credit agreements limit the amount of capital expenditures the Company may make.

Financing Activities

Cash provided from financing activities totaled $547 million in 2007, compared with $214 million in 2006. Cash provided from financing activities in 2007 primarily resulted from the proceeds from the additional $500 million seven-year term loan and approximately $139 million from two new separate unsecured Korean bonds, partially offset by reductions in affiliate debt and book overdrafts. Cash provided from financing activities in 2006 reflects the borrowing on the $1 billion seven-year term loan and $350 million on an 18-month term loan in January 2006. Financing cash uses in 2006 included repayment of $347 million on the short-term revolving credit facility, repayment and termination of the Company’s $241 million five-year term loan, repurchase of $150 million of its outstanding 8.25% interest bearing notes due August 1, 2010, and repayment and termination of its $350 million 18-month term loan issued in January 2006. The Company’s credit agreements limit the amount of cash payments for dividends the Company may make.

Debt and Capital Structure

Debt

Information related to the Company’s debt and related agreements is set forth in Note 14 “Debt” to the consolidated financial statements which are included in Item 8 of this Annual Report on Form 10-K.

Covenants and Restrictions

Subject to limited exceptions, each of the Company’s direct and indirect, existing and future, domestic subsidiaries, as well as a limited number of foreign subsidiaries act as guarantor under its term loan credit agreement. The obligations under the credit agreement are secured by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including intellectual property, intercompany debt, the capital stock of nearly all direct and indirect domestic subsidiaries, and at least 65% of the stock of most foreign subsidiaries and 100% of the stock of certain foreign subsidiaries that are guarantors, as well as a second-priority lien on substantially all other material tangible and intangible assets of the Company and most of its domestic subsidiaries.

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

At December 31, 2007, the Company was in compliance with applicable covenants and restrictions, as amended, although there can be no assurance that the Company will remain in compliance with such covenants in the future.

Off-Balance Sheet Arrangements

Guarantees

The Company has guaranteed approximately $35 million of debt capacity held by subsidiaries, and $95 million for lifetime lease payments held by consolidated subsidiaries. In addition, at December 31, 2007, the Company has guaranteed certain Tier 2 suppliers’ debt and lease obligations and other third-party service providers’ obligations of up to $2 million, to ensure the continued supply of essential parts. These guarantees have not, nor does the Company expect they are reasonably likely to have, a material current or future effect on the Company’s financial position, results of operations or cash flows.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Asset Securitization

Transfers under the European Securitization, for which the Company receives consideration other than a beneficial interest, are accounted for as “true sales” under the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and are removed from the balance sheet. Transfers under the European Securitization, for which the Company receives a beneficial interest are not removed from the balance sheet and total $434 million and $482 million as of December 31, 2007 and 2006, respectively. Such amounts are recorded at fair value and are subordinated to the interests of third-party lenders. Securities representing the Company’s retained interests are accounted for as trading securities under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Availability of funding under the European Securitization depends primarily upon the amount of trade receivables reduced by outstanding borrowings under the program and other characteristics of those trade receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of December 31, 2007, approximately $248 million of the Company’s transferred trade receivables were considered eligible for borrowing under this facility, $99 million was outstanding and $149 million was available for funding. The Company recorded losses of $8 million and $2 million for the years ended December 31, 2007 and 2006, respectively related to trade receivables sold under the European Securitization. The table below provides a reconciliation of changes in interests in account receivables transferred for the period.

	December 31
	2007	2006
	(Dollars in Millions)

Beginning balance	$482	$—
Receivables transferred	3,321	1,389
Proceeds from new securitizations	(41)	(76)
Proceeds from collections reinvested in securitization	(522)	(101)
Cash flows received on interests retained	(2,806)	(730)

Ending balance	$434	$482

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

At the time VRL sold the undivided interest to the conduit, the sale was recorded at fair market value with the difference between the carrying amount and fair value of the assets sold included in operating income as a loss on sale. This difference between carrying value and fair value was principally the estimated discount inherent in the facility agreement, which reflected the borrowing costs as well as fees and expenses of the conduit, and the length of time the receivables were expected to be outstanding. Gross proceeds from new securitizations were $237 million during the year ended December 31, 2005. Collections and repayments to the conduit were $292 million during the year ended December 31, 2005. This resulted in net payments and net proceeds of $55 million for the year ended December 31, 2005. Losses on the sale of these receivables was approximately $1 million for the year ended December 31, 2005 and are included under the caption “Selling, general and administrative expenses” in the Company’s consolidated statements of operations.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations existing as of December 31, 2007:

	Total	2008	2009-2010	2011-2012	2013 & After

Debt, including capital leases	$2,840	$95	$720	$20	$2,005
Purchase obligations(a)	827	200	342	259	26
Interest payments on long-term debt(b)	1,047	191	347	283	226
Capital expenditures	228	199	29	—	—
Operating leases	185	48	73	28	36
Postretirement funding commitments(c)	121	5	17	18	81

Total contractual obligations(d)	$5,248	$738	$1,528	$608	$2,374

(a)	Purchase obligations include amounts related to a 10 year Master Service Agreement (“MSA”) with IBM in January 2003. Pursuant to this agreement, the Company outsourced most of its information technology needs on a global basis. During 2006, the Company and IBM modified this agreement, resulting in certain changes to the service delivery model and related service charges. Accordingly, the Company estimates that service charges under the modified MSA are expected to aggregate approximately $700 million during the remaining term of the MSA, subject to decreases and increases based on the Company’s actual consumption of services to meet its then current business needs. The outsourcing agreement may be terminated also for the Company’s business convenience under the agreement for a scheduled termination fee.

(b)	Payments include the impact of interest rate swaps, and do not assume the replenishment of retired debt.

(c)	Postretirement funding commitments include the estimated liability to Ford for postretirement employee health care and life insurance benefits of certain salaried employees as discussed in Note 15 to the consolidated financial statements, which is incorporated by reference herein.

(d)	Excludes any reserve for income taxes under FIN 48 since the Company is unable to specify the future periods in which it may be obligated to settle such amounts.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Additionally, the Company has guaranteed approximately $35 million of debt capacity held by subsidiaries and $95 million for lifetime lease payments held by consolidated subsidiaries. At December 31, 2007, the Company has also guaranteed certain Tier 2 suppliers’ debt and lease obligations and other third-party service providers’ obligations of up to $2 million to ensure the continued supply of essential parts.

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

You should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:

•	Visteon’s ability to satisfy its future capital and liquidity requirements; Visteon’s ability to access the credit and capital markets at the times and in the amounts needed and on terms acceptable to Visteon, which is influenced by Visteon’s credit ratings (which have declined in the past and could decline further in the future); Visteon’s ability to comply with covenants applicable to it; and the continuation of acceptable supplier payment terms.

•	Visteon’s ability to satisfy its pension and other postemployment benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost effective basis.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers, particularly its largest customer, Ford.

•	Changes in vehicle production volume of Visteon’s customers in the markets where we operate, and in particular changes in Ford’s North American and European vehicle production volumes and platform mix.

•	Visteon’s ability to profitably win new business from customers other than Ford and to maintain current business with, and win future business from, Ford, and, Visteon’s ability to realize expected sales and profits from new business.

•	Increases in commodity costs or disruptions in the supply of commodities, including steel, resins, aluminum, copper, fuel and natural gas.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	Visteon’s ability to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, improve its operating performance; to achieve the benefits of its restructuring actions; and to recover engineering and tooling costs and capital investments.

•	Visteon’s ability to compete favorably with automotive parts suppliers with lower cost structures and greater ability to rationalize operations; and to exit non-performing businesses on satisfactory terms, particularly due to limited flexibility under existing labor agreements.

•	Restrictions in labor contracts with unions that restrict Visteon’s ability to close plants, divest noncompetitive or noncore businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.

•	The costs and timing of facility closures or dispositions, business or product realignments, or similar restructuring actions, including potential asset impairment or other charges related to the implementation of these actions or other adverse industry conditions and contingent liabilities.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Legal and administrative proceedings, investigations and claims, including shareholder class actions, regulatory inquiries, product liability, warranty, employee-related environmental and safety claims, and any recalls of products manufactured or sold by Visteon.

•	Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system, or fuel prices and supply.

•	The cyclical and seasonal nature of the automotive industry.

•	Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.

•	Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.

•	Visteon’s ability to provide various employee and transition services in accordance with the terms of existing agreements, as well as Visteon’s ability to recover the costs of such services.

•	Visteon’s ability to quickly and adequately remediate control deficiencies in its internal control over financial reporting.

•	Other factors, risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s primary foreign exchange operating exposures include the Korean Won, Mexican Peso, Euro and Czech Koruna. The Company’s operating results are exposed generally to weakening of the Euro and to strengthening of the Korean Won, Mexican Peso, and Czech Koruna. For transactions in these currencies, the Company utilizes a strategy of partial coverage. As of December 31, 2007, the Company’s coverage for projected transactions in these currencies was approximately 18% for 2008.

As of December 31, 2007 and 2006, the net fair value of foreign currency forward contracts was a liability of $1 million and an asset of $8 million, respectively. The hypothetical pre-tax gain or loss in fair value from a 10% change in quoted currency exchange rates would be approximately $30 million and $76 million as of December 31, 2007 and 2006, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company’s financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

The Company monitors its exposure to interest rate risk principally in relation to fixed-rate and variable-rate debt. The Company uses derivative financial instruments to reduce exposure to fluctuations in interest rates in connection with its risk management policies. Accordingly, the Company has entered into certain fixed-for-variable and variable-for-fixed interest rate swap agreements to manage such interest rate exposures. The Company has entered into interest rate swaps for a portion of the 8.25% notes due August 1, 2010 ($125 million) and a portion of the 7.00% notes due March 10, 2014 ($225 million). These interest rate swaps effectively convert the designated portions of these notes from fixed interest rate to variable interest rate instruments. Additionally, the Company has entered into interest rate swaps for a portion of the $1 billion term loan due 2013 ($200 million), effectively converting the designated portion of this loan from a variable interest rate to a fixed interest rate instrument. Approximately 37% and 42% of the Company’s borrowings were effectively on a fixed rate basis as of December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, the net fair value of interest rate swaps were liabilities of $9 million and $18 million, respectively. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $4 million as of December 31, 2007 and 2006. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $9 million and $6 million as of December 31, 2007 and 2006, respectively. This analysis may overstate the adverse impact on net interest expense because of the short-term nature of the Company’s interest bearing investments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

Commodity Risk

The Company’s exposure to market risks from changes in the price of production material commodities are not hedged due to a lack of acceptable hedging instruments in the market. The Company’s exposures to price changes in these commodities are addressed through negotiations with suppliers and customers, although there can be no assurance that the Company will recover all such costs. When, and if, acceptable hedging instruments are available in the market, management will determine at that time if financial hedging is appropriate, depending upon the Company’s exposure level at that time, the effectiveness of the financial hedge and other factors.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“the COSO Framework”) of the Treadway Commission. Based on the evaluation performed under the COSO Framework as of December 31, 2007, management has concluded that the Company’s internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report which is included herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Visteon Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ deficit and cash flows present fairly, in all material respects, the financial position of Visteon Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, Visteon Corporation changed the manner in which it accounts for share-based compensation in 2006, the manner in which it accounts for the funded status of defined benefit pension and other postretirement plans in 2006, and the measurement date for its defined benefit pension and other post retirement plans in 2007.

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

PricewaterhouseCoopers LLP
Detroit, Michigan
February 22, 2008

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2007	2006	2005
	(Dollars in Millions,
	Except Per Share Amounts)

Net sales
Products	$10,721	$10,706	$16,586
Services	545	547	164

	11,266	11,253	16,750
Cost of sales
Products	10,154	9,958	16,043
Services	539	542	163

	10,693	10,500	16,206

Gross margin	573	753	544

Selling, general and administrative expenses	636	713	945
Restructuring expenses	152	93	26
Reimbursement from Escrow Account	142	104	51
Asset impairments	95	22	1,504
Gain on ACH Transactions	—	—	1,822

Operating (loss) income	(168)	29	(58)

Interest expense	225	190	156
Interest income	61	31	24
Debt extinguishment gain	—	8	—
Equity in net income of non-consolidated affiliates	47	33	25

Loss from continuing operations before income taxes, minority interests, change in accounting and extraordinary item	(285)	(89)	(165)

Provision for income taxes	20	25	64
Minority interests in consolidated subsidiaries	43	31	33

Net loss from continuing operations before change in accounting and extraordinary item	(348)	(145)	(262)

Loss from discontinued operations, net of tax	24	22	8

Net loss before change in accounting and extraordinary item	(372)	(167)	(270)
Cumulative effect of change in accounting, net of tax	—	(4)	—

Net loss before extraordinary item	(372)	(171)	(270)

Extraordinary item, net of tax	—	8	—

Net loss	$(372)	$(163)	$(270)

Basic and diluted loss per share:

Continuing operations	$(2.69)	$(1.13)	$(2.08)
Discontinued operations	(0.18)	(0.17)	(0.06)
Net loss	(2.87)	(1.27)	(2.14)
Cash dividends per share	$—	$—	$—

See accompanying notes to the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006
	(Dollars in Millions)

ASSETS
Cash and equivalents	$1,758	$1,057
Accounts receivable, net	1,150	1,233
Interests in accounts receivable transferred	434	482
Inventories, net	495	520
Other current assets	235	273

Total current assets	4,072	3,565

Property and equipment, net	2,793	3,034
Equity in net assets of non-consolidated affiliates	218	224
Other non-current assets	122	115

Total assets	$7,205	$6,938

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$95	$100
Accounts payable	1,766	1,825
Accrued employee liabilities	316	323
Other current liabilities	351	320

Total current liabilities	2,528	2,568

Long-term debt	2,745	2,128
Postretirement benefits other than pensions	624	747
Employee benefits, including pensions	530	924
Deferred tax liabilities	147	170
Other non-current liabilities	428	318
Minority interests in consolidated subsidiaries	293	271
Shareholders’ deficit
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 130 million and 129 million shares outstanding, respectively)	131	131
Stock warrants	127	127
Additional paid-in capital	3,406	3,398
Accumulated deficit	(4,016)	(3,606)
Accumulated other comprehensive income (loss)	275	(216)
Other	(13)	(22)

Total shareholders’ deficit	(90)	(188)

Total liabilities and shareholders’ deficit	$7,205	$6,938

See accompanying notes to the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006	2005
	(Dollars in Millions)

Operating Activities
Net loss	$(372)	$(163)	$(270)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization	472	430	595
Asset impairments	107	22	1,511
Gain on ACH Transactions	—	—	(1,832)
Non-cash tax items	(91)	(68)	—
Non-cash postretirement benefits	(29)	(72)	—
Equity in net income of non-consolidated affiliates, net of dividends remitted	20	(9)	23
Other non-cash items	(6)	(10)	44
Changes in assets and liabilities:
Accounts receivable and retained interests	216	122	718
Inventories	6	55	34
Escrow receivable	33	(28)	(27)
Accounts payable	(123)	(104)	(593)
Postretirement benefits other than pensions	(19)	(7)	227
Income taxes deferred and payable, net	20	(4)	(40)
Other assets and other liabilities	59	117	27

Net cash provided from operating activities	293	281	417
Investing Activities
Capital expenditures	(376)	(373)	(585)
Acquisitions and investments in joint ventures, net	(8)	(6)	(21)
Net cash proceeds from ACH Transactions	—	—	299
Other, including proceeds from asset disposals	207	42	76

Net cash used by investing activities	(177)	(337)	(231)
Financing Activities
Short-term debt, net	33	(400)	239
Proceeds from issuance of debt, net of issuance costs	637	1,378	50
Principal payments on debt	(88)	(624)	(69)
Maturity/repurchase of unsecured debt securities	—	(141)	(250)
Other, including book overdrafts	(35)	1	(21)

Net cash provided from (used by) financing activities	547	214	(51)
Effect of exchange rate changes on cash	38	34	(22)

Net increase in cash and equivalents	701	192	113
Cash and equivalents at beginning of year	1,057	865	752

Cash and equivalents at end of year	$1,758	$1,057	$865

Cash paid for:
Interest	$215	$197	$164
Income taxes paid, net of refunds	$91	$97	$104

See accompanying notes to the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	2007	2006	2005
	(Dollars in Millions)

Common Stock
Balance at January 1	$131	$131	$131

Balance at December 31	$131	$131	$131

Stock Warrants
Balance at January 1	$127	$127	$—
Issuance of stock warrants	—	—	127

Balance at December 31	$127	$127	$127

Additional Paid-In Capital
Balance at January 1	$3,398	$3,396	$3,380
Shares issued for stock options exercised	—	—	(2)
Share-based compensation	8	2	18

Balance at December 31	$3,406	$3,398	$3,396

Accumulated Deficit
Balance at January 1	$(3,606)	$(3,440)	$(3,170)
Net loss	(372)	(163)	(270)
SFAS 158 adjustment	(34)	—	—
Shares issued for stock options exercised	(4)	(3)	—

Balance at December 31	$(4,016)	$(3,606)	$(3,440)

Accumulated Other Comprehensive Income (Loss)
Balance at January 1	$(216)	$(234)	$5
Net foreign currency translation adjustment	131	121	(154)
Net change in pension obligation	158	25	(64)
Net (loss) gain on derivatives and other	(8)	1	(21)

Net other comprehensive income (loss) adjustments	281	147	(239)
Cumulative effect of adoption of SFAS 158	210	(129)	—

Balance at December 31	$275	$(216)	$(234)

Other — Treasury Stock
Balance at January 1	$(22)	$(27)	$(17)
Shares issued for stock options exercised	10	9	5
Treasury stock activity	(1)	(4)	(2)
Restricted stock awards forfeited	—	—	(13)

Balance at December 31	$(13)	$(22)	$(27)

Other — Unearned Stock Compensation
Balance at January 1	$—	$(1)	$(9)
Restricted stock awards compensation, net	—	—	8
Other	—	1	—

Balance at December 31	$—	$—	$(1)

Total Shareholders’ Deficit	$(90)	$(188)	$(48)

Comprehensive Loss
Net loss	$(372)	$(163)	$(270)
Net other comprehensive income (loss) adjustments	281	147	(239)

Total comprehensive loss	$(91)	$(16)	$(509)

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of Business and Company Background

Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of automotive systems, modules and components. The Company sells products primarily to global vehicle manufacturers and to the worldwide aftermarket for replacement and enhancement parts. The Company’s operations are organized by global product groups including Climate, Electronics, Interiors and Other and are principally conducted in the United States, Mexico, Canada, Germany, United Kingdom, France, Spain, Portugal, Czech Republic, Korea, China, India, Brazil and Argentina.

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

ACH Transactions

On May 24, 2005, the Company and Ford entered into a non-binding Memorandum of Understanding (“MOU”), setting forth a framework for the transfer of 23 North American facilities and related assets and liabilities (the “Business”) to a Ford-controlled entity. In September 2005, the Company and Ford entered into several definitive agreements and the Company completed the transfer of the Business to Automotive Components Holdings, LLC (“ACH”), an indirect, wholly owned subsidiary of the Company, pursuant to the terms of various agreements described below. Following the signing of the MOU and at June 30, 2005, the Company classified the related assets and liabilities as “held for sale” and recorded a non-cash impairment charge of $920 million to adjust those assets considered “held for sale” to their aggregate estimated fair value less cost to sell in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

On October 1, 2005, Visteon sold ACH to Ford for cash proceeds of approximately $300 million, as well as the forgiveness of certain other postretirement employee benefit (“OPEB”) liabilities and other obligations relating to hourly employees associated with the Business, and the assumption of certain other liabilities with respect to the Business (together, the “ACH Transactions”). The ACH Transactions also provided for the termination of the Hourly Employee Assignment Agreement and complete relief to the Company of all liabilities relating to Visteon-assigned Ford UAW hourly employees. Previously deferred amounts relating to the 2003 forgiveness of debt, accounted for pursuant to Statement of Financial Accounting Standards No. 15 (“SFAS 15”), “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” were released to income concurrent with the ACH Transactions and have been included in the “Gain on ACH Transactions.”

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Description of Business and Company Background — (Continued)

Additionally, on October 1, 2005, Ford acquired from the Company warrants to acquire 25 million shares of the Company’s common stock (the “Warrant and Stockholder Agreement”) and agreed to provide $550 million (pursuant to the “Escrow Agreement” and the “Reimbursement Agreement”) to be used in the Company’s further restructuring. The Warrant and Stockholder Agreement provides for certain registration rights with respect to the shares of common stock underlying the warrant and contains restrictions on the transfer of the warrant and the underlying shares of common stock. Pursuant to the Escrow Agreement, dated as of October 1, 2005, among the Company, Ford and Deutsche Bank Trust Company Americas, as escrow agent, Ford paid $400 million into an escrow account for use by the Company to restructure its businesses. The Escrow Agreement provides that the Company will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs as defined in the Escrow Agreement, and up to one half of the next $300 million of such costs. Pursuant to the Reimbursement Agreement, dated as of October 1, 2005, between the Company and Ford, the Company will be reimbursed for up to $150 million of separation costs associated with those Company salaried employees who are leased to ACH, and whose services are no longer required by ACH or a subsequent buyer. The Reimbursement Agreement provides that Ford will reimburse the Company for the first $50 million and up to one half of the next $200 million of such costs. Subject to change of control restrictions, any unused funds under the Escrow and Reimbursement Agreements reverts to the Company upon expiration of such agreement.

Pursuant to the Master Services Agreement dated September 30, 2005 between the Company and ACH, the Company provides information technology and other transitional services to ACH. The services are provided at a rate approximating the Company’s cost until such time the services are no longer required by ACH but not later than December 31, 2008.

The following table summarizes the impact of the ACH Transactions, including $10 million reported in discontinued operations.

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

The Company continues to transact a significant amount of ongoing commercial activity with Ford. Product sales, services revenues, accounts receivable and postretirement employee benefits due to Ford comprise certain significant account balances arising from ongoing commercial relations with Ford and are summarized below as adjusted for discontinued operations.

	For the Year Ended December 31
	2007	2006	2005
	(Dollars in Millions)

Product sales	$4,131	$4,791	$10,252
Services revenues	$533	$547	$164

	December 31
	2007	2006
	(Dollars in Millions)

Accounts receivable, net	$277	$348
Postretirement employee benefits	$121	$127

Additionally, as of December 31, 2007 and 2006, the Company had transferred approximately $154 million and $200 million respectively of Ford receivables under a European receivables securitization agreement.

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

In connection with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised) (“FIN 46(R)”), “Consolidation of Variable Interest Entities,” the Company consolidates certain variable interest entities, as follows:

•	From June 30, 2002, a variable interest entity owned by an affiliate of a bank is included in the Company’s consolidated financial statements. This entity was established in early 2002 to build a leased facility for the Company to centralize customer support functions, research and development and administrative operations. Construction of the facility was substantially completed in 2004.

•	TACO Visteon Engineering Private Limited is a joint venture which is 50% owned by the Company, that provides certain computer aided engineering and computer aided design services in India for the Company along with other manufacturing activities conducted for TATA Autocomp Systems Limited and Visteon. Consolidation of this entity was based on an assessment of the Company’s exposure to a majority of the expected losses.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Basis of Presentation and Summary of Significant Accounting Policies — (Continued)

•	MIG-Visteon Automotive Systems, LLC is a joint venture which is 49% owned by the Company or its subsidiaries, that supplies integrated cockpit modules and systems. Consolidation of this entity was based on an assessment of the amount of equity investment at risk, the subordinated financial support provided by the Company, and that substantially all of the joint venture’s operations are performed on behalf of the Company.

The effect of consolidation of variable interest entities on the Company’s results of operations or financial position as of December 31, 2007 was not significant as substantially all of the joint ventures’ liabilities and costs are related to activity with the Company. As of December 31, 2007, these variable interest entities have total assets of $254 million and total liabilities of $29 million.

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

Foreign Currency:  Assets and liabilities of the Company’s non-U.S. businesses are translated into U.S. Dollars at end-of-period exchange rates and the related translation adjustments are reported in the consolidated balance sheets under the classification of “Accumulated other comprehensive income (loss).” The effects of remeasurement of assets and liabilities of the Company’s non-U.S. businesses that use the U.S. Dollar as their functional currency are included in the consolidated statements of operations as transaction gains and losses. Income and expense elements of the Company’s non-U.S. businesses are translated into U.S. Dollars at average-period exchange rates and are reflected in the consolidated statements of operations as part of sales, costs and expenses. Additionally, gains and losses resulting from transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations as transaction gains and losses. Transaction losses of $6 million in both 2007 and 2006 and transaction gains of $2 million in 2005 resulted from the remeasurement of certain deferred foreign tax liabilities and are included within income taxes. Net transaction gains and losses, as described above, decreased net loss by $2 million, $3 million and $9 million in 2007, 2006 and 2005, respectively.

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

Services revenues are recognized as services are rendered and associated costs of providing such services are recorded as incurred.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Basis of Presentation and Summary of Significant Accounting Policies — (Continued)

Cash Equivalents:  The Company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits, commercial paper, repurchase agreements and money market funds to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are stated at historical value, which approximates fair value. The Company does not generally require collateral from its customers. Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is determined by considering factors such as length of time accounts are past due, historical experience of write-offs, and customer financial condition. If not reserved through specific examination procedures, the Company’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable. Past due status is based upon the invoice date of the original amounts outstanding. Included in selling, general and administrative (“SG&A”) expenses are recoveries in excess of provisions for estimated uncollectible accounts receivable of $19 million for the year ended December 31, 2007 and provisions for estimated uncollectible accounts receivable of $4 million and $45 million for the years ended December 31, 2006 and 2005, respectively. The allowance for doubtful accounts balance was $18 million, $44 million and $77 million at December 31, 2007, 2006 and 2005, respectively.

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

Product Tooling:  Product tooling includes molds, dies and other tools used in production of a specific part or parts of the same basic design. The Company accounts for product tooling in accordance with the requirements of Emerging Issue Task Force Issue No. 99-5 (“EITF 99-5”), “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.” EITF 99-5 generally requires that non-reimbursable design and development costs for products to be sold under long-term supply arrangements be expensed as incurred and costs incurred for molds, dies and other tools that will be owned by the Company or its customers and used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. Contractually reimbursable design and development costs that would otherwise be expensed under EITF 99-5 are recorded as an asset as incurred.

Product tooling owned by the Company is capitalized as property and equipment, and amortized to cost of sales over its estimated economic life, generally not exceeding six years. The net book value of product tooling owned by the Company was $148 million and $164 million as of December 31, 2007 and 2006, respectively. Unbilled receivables related to production tools in progress, which will not be owned by the Company and for which there is a contractual agreement for reimbursement from the customer, were approximately $14 million, $74 million and $68 million as of December 31, 2007, 2006 and 2005, respectively.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Basis of Presentation and Summary of Significant Accounting Policies — (Continued)

Restructuring:  The Company defines restructuring expense to include costs directly associated with exit or disposal activities accounted for in accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” employee severance and special termination benefit costs incurred as a result of an exit or disposal activity or a fundamental realignment accounted for in accordance with Statement of Financial Accounting Standards No. 88 (“SFAS 88”), “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and Statement of Financial Accounting Standards No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits” and pension and other postretirement employee benefit costs incurred as a result of an exit or disposal activity or a fundamental realignment accounted for in accordance with Statement of Financial Accounting Standard No. 87 (“SFAS 87”), “Employers’ Accounting for Pensions” and Statement of Accounting Standard No. 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other than Pensions.”

Long-Lived Assets and Certain Identifiable Intangibles:  Long-lived assets, such as property and equipment and definite-lived intangible assets are stated at cost or fair value for impaired assets. Depreciation or amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes in certain jurisdictions. Long-lived assets and intangible assets subject to amortization are depreciated or amortized over the estimated useful life of the asset.

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

Capitalized Software Costs:  Certain costs incurred in the acquisition or development of software for internal use are capitalized in accordance with Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software costs are amortized using the straight-line method over estimated useful lives generally ranging from 3 to 8 years. The net book value of capitalized software costs was approximately $66 million, $83 million and $112 million at December 31, 2007, 2006 and 2005, respectively. Related amortization expense was approximately $40 million, $41 million and $39 million for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense of approximately $39 million is expected for 2008 and is expected to decrease to $30 million, $34 million and $31 million for 2009, 2010 and 2011, respectively.

Pensions and Other Postretirement Employee Benefits:  Pensions and other postretirement employee benefit costs and related liabilities and assets are dependent upon assumptions used in calculating such amounts. These assumptions include discount rates, expected returns on plan assets, health care cost trends, compensation and other factors. In accordance with GAAP, actual results that differ from the assumptions used are accumulated and amortized over future periods, and accordingly, generally affect recognized expense in future periods.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Basis of Presentation and Summary of Significant Accounting Policies — (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires the establishment of a net asset or liability representing the funded status of defined benefit pension and OPEB plans in the balance sheet. Additionally, SFAS 158 requires the measurement of plan assets and benefit obligations as of the year-end balance sheet date effective for fiscal years ending after December 15, 2008. The Company adopted the recognition and disclosure provisions of SFAS 158 as of December 31, 2006 and the year-end measurement provisions of SFAS 158 as of January 1, 2007, which resulted in a net curtailment loss of $6 million in the fourth quarter of 2006.

The impact on the Company’s balance sheet as of December 31, 2006 of adopting the provisions of SFAS 158 is provided in the table below.

	Pre-SFAS 158	SFAS 87	SFAS 158	Post-SFAS 158
	Adoption	Adjustment	Adoption	Adoption

Balance Sheet Accounts
Other current assets	$286	$—	$(13)	$273
Other non-current assets	222	(30)	(77)	115
Accrued employee liabilities	377	—	(54)	323
Employee benefits, including pensions	815	(55)	164	924
Postretirement benefits other than pensions	812	—	(65)	747
Accumulated other comprehensive loss	112	(25)	129	216

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

Product Recall:  The Company accrues for product recall claims related to probable financial participation in customers’ actions to provide remedies related primarily to safety concerns as a result of actual or threatened regulatory or court actions or the Company’s determination of the potential for such actions. The Company accrues for recall claims for products sold based on management estimates, with support from the Company’s engineering, quality and legal functions. Amounts accrued are based upon management’s best estimate of the amount that will ultimately be required to settle such claims.

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

Other Costs:  Advertising and sales promotion costs, repair and maintenance costs, research and development costs, and pre-production operating costs are expensed as incurred. Research and development expenses include salary and related employee benefits, contractor fees, information technology, occupancy, telecommunications and depreciation. Advertising costs were $3 million in 2007, $4 million in 2006 and $12 million in 2005. Research and development costs were $510 million in 2007, $594 million in 2006 and $804 million in 2005. Shipping and handling costs are recorded in the Company’s consolidated statements of operations as “Cost of sales.”

Income Taxes:  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance on deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. Management judgment is required in determining the Company’s valuation allowance on deferred tax assets.

Derivative Financial Instruments:  The Company uses derivative financial instruments, including forward contracts, swaps and options, to manage exposures to changes in currency exchange rates and interest rates. All derivative financial instruments are classified as “held for purposes other than trading.” The Company’s policy specifically prohibits the use of derivatives for speculative purposes.

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

The cumulative effect, net of tax, of adoption of SFAS 123(R) was $4 million or $0.03 per share as of January 1, 2006. The Company recorded $13 million, or $0.10 per share, of incremental compensation expense during the year ended December 31, 2006 under SFAS 123(R) when compared to the amount that would have been recorded under SFAS 123. Additional disclosures required by SFAS 123(R) regarding the Company’s stock-based compensation plans and related accounting are provided in Note 7 “Stock-Based Compensation.”

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Basis of Presentation and Summary of Significant Accounting Policies — (Continued)

Prior to the adoption of SFAS 123(R) and effective January 1, 2003, the Company began expensing the fair value of stock-based awards granted to employees pursuant to SFAS 123. This standard was adopted on the prospective method basis for stock-based awards granted, modified or settled after December 31, 2002. For stock options and restricted stock awards granted prior to January 1, 2003, the Company measured compensation cost using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS 123.

If compensation cost for all stock-based awards had been determined based on the estimated fair value of stock options and the fair value at the date of grant for restricted stock awards, in accordance with the provisions of SFAS 123, the Company’s reported net loss and net loss per share would have resulted in the pro forma amounts provided below:

2005
(Dollars in Millions,
Except Per Share
Amounts)

Net loss, as reported	$(270)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	20
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21)

Pro forma net loss	$(271)

Net loss per share
As reported:
Basic and diluted	$(2.14)
Pro forma:
Basic and diluted	$(2.15)

Recent Accounting Pronouncements:  In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (“SFAS 141(R)”), “Business Combinations” and Statement of Financial Accounting Standards No. 160 (“SFAS 160”) “Non-controlling Interests in Consolidated Financial Statements, an amendment to ARB No. 51.” These new standards will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of these pronouncements on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS 159 permits measurement of financial instruments and certain other items at fair value. SFAS 159 is designed to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Basis of Presentation and Summary of Significant Accounting Policies — (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This statement, which becomes effective January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The FASB has provided a one-year deferral for the implementation of FASB 157 for other non-financial assets and liabilities. An exposure draft will be issued for comment in the near future on the partial deferral. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes” and prescribes a recognition threshold and measurement process for recording in financial statements tax positions taken or expected to be taken in a tax return. The evaluation of a tax position under FIN 48 is a two-step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. For those positions that meet the more likely than not recognition threshold, the second step requires measurement of the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 effective January 1, 2007, without a material impact to the Company’s consolidated financial statements.

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

Effective May 31, 2007, the Company ceased to produce brake components at its Swansea, UK facility, which resulted in the complete exit of the Company’s global suspension product line. Accordingly, the results of operations of the Company’s global suspension product line have been reclassified to “Loss from discontinued operations, net of tax” in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005.

A summary of the results of discontinued operations is provided in the table below.

	Year Ended December 31
	2007	2006	2005
	(Dollars in Millions)

Net product sales	$50	$165	$226
Cost of sales	63	184	236

Gross margin	(13)	(19)	(10)
Selling, general and administrative expenses	1	3	1
Asset impairments	12	—	7
Gain on ACH Transactions	—	—	10
Restructuring expenses	10	2	—
Reimbursement from Escrow Account	12	2	—

Loss from discontinued operations, net of tax	$(24)	$(22)	$(8)

NOTE 4.	Restructuring Activities

The Company has undertaken various restructuring activities to achieve its strategic and financial objectives. Restructuring activities include, but are not limited to, plant closures, production relocation, administrative cost structure realignment and consolidation of available capacity and resources. In addition to its ongoing operating cash needs, the Company expects to finance restructuring programs through cash reimbursement from an escrow account established pursuant to the ACH Transactions, from cash generated from its ongoing operations, or through cash available under its existing debt agreements, subject to the terms of applicable covenants.

Escrow Agreement

Pursuant to the Escrow Agreement, dated as of October 1, 2005, among the Company, Ford and Deutsche Bank Trust Company Americas, Ford paid $400 million into the escrow account for use by the Company to restructure its businesses. The Escrow Agreement provides that the Company will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs, as defined in the Escrow Agreement, and up to one half of the next $300 million of such costs. Cash in the escrow account is invested, at the direction of the Company, in high quality, short-term investments and related investment earnings are credited to the account as earned. Investment earnings of $28 million became available to reimburse the Company’s restructuring costs following the use of the first $250 million of available funds. Investment earnings on the remaining $150 million will be available for reimbursement after full utilization of those funds. The following table provides a reconciliation of amounts available in the escrow account.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Restructuring Activities — (Continued)

	Year Ended	Inception through
	December 31, 2007	December 31, 2007
	(Dollars in Millions)

Beginning escrow account available	$319	$400
Add: Investment earnings	11	32
Deduct: Disbursements for restructuring costs	(186)	(288)

Ending escrow account available	$144	$144

Approximately $22 million and $55 million of amounts receivable from the escrow account were classified in “Other current assets” in the Company’s consolidated balance sheets as of December 31, 2007 and 2006, respectively.

Restructuring Reserves

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the years ended December 31, 2007, 2006 and 2005, respectively. Substantially all of the Company’s restructuring expenses are related to employee severance and termination benefit costs. Information in the table below includes amounts associated with the Company’s discontinued operations.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2004	$3	$1	$—	$118	$122
Expenses	—	—	5	21	26
Liability transferred to ACH	—	—	—	(61)	(61)
Utilization	(3)	(1)	(1)	(68)	(73)

December 31, 2005	—	—	4	10	14
Expenses	24	31	16	24	95
Utilization	(6)	(10)	(18)	(22)	(56)

December 31, 2006	18	21	2	12	53
Expenses	66	27	9	60	162
Utilization	(26)	(25)	(4)	(48)	(103)

December 31, 2007	$58	$23	$7	$24	$112

Restructuring reserve balances of $87 million and $53 million at December 31, 2007 and 2006, respectively, are classified as “Other current liabilities” on the consolidated balance sheets. The Company anticipates that the activities associated with the restructuring reserve balance as of December 31, 2007 will be substantially completed by the end of 2008. Other restructuring reserves of $25 million are classified as “Other non-current liabilities” on the consolidated balance sheet as of December 31, 2007 and relate to employee benefits that are probable and estimable but for which associated activities will not be completed until 2009.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Restructuring Activities — (Continued)

Utilization includes $79 million, $49 million and $66 million of payments for severance and other employee termination benefits for the years ended December 31, 2007, 2006 and 2005, respectively. Utilization also includes $16 million, $7 million and $7 million in 2007, 2006 and 2005, respectively, of special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans. For the year ended December 31, 2007, utilization also includes $8 million in payments related to contract termination and equipment relocation costs.

Estimates of restructuring costs are based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a timeframe such that significant changes to the plan are not likely. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated.

2007 Restructuring Actions

During the year ended December 31, 2007 the Company recorded restructuring expenses of $162 million under the previously announced multi-year improvement plan. Pursuant to the terms of the Escrow Agreement, approximately $100 million of these costs were fully reimbursable, while $62 million of these costs were reimbursable at a rate of fifty percent as the Company entered into the cost-sharing portion of the agreement in the fourth quarter of 2007.

The Company estimates that the total cash cost associated with the multi-year improvement plan will be approximately $555 million. However, the Company continues to achieve targeted reductions at a lower cost than anticipated due to higher levels of employee attrition and lower per employee benefits resulting from changes to certain employee benefit plans. The Company expects that approximately $420 million of cash costs incurred under the multi-year improvement plan will be reimbursed from the escrow account pursuant to the terms of the Escrow Agreement. While the Company anticipates full utilization of funds available under the Escrow Agreement, any amounts remaining in the escrow account after December 31, 2012 will be disbursed to the Company pursuant to the terms of the Escrow Agreement. It is possible that actual cash restructuring costs could vary significantly from the Company’s estimates resulting in unexpected costs in future periods. Generally, charges are recorded as elements of the plan are finalized and the timing of activities and the amount of related costs are not likely to change.

The Company has incurred $275 million in cumulative restructuring costs related to the multi-year improvement plan including $97 million, $90 million, $58 million and $30 million for the Other, Interiors, Climate and Electronics product groups respectively. Substantially all restructuring expenses recorded to date relate to employee severance and termination benefit costs and are classified as “Restructuring expenses” on the consolidated statements of operations. As of December 31, 2007, the restructuring reserve balance of $112 million is entirely attributable to the multi-year improvement plan.

Significant restructuring actions for the year ended December 31, 2007 include the following:

•	$31 million of employee severance and termination benefit costs associated with the elimination of approximately 300 salaried positions.

•	$27 million of employee severance and termination benefit costs for approximately 300 employees at a European Interiors facility related to the announced 2008 closure of that facility.

•	$21 million of employee severance and termination benefit costs for approximately 600 hourly and 100 salaried employees related to the announced 2008 closure of a North American Other facility.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Restructuring Activities — (Continued)

•	$14 million was recorded related to the December 2007 closure of a North American Climate facility for employee severance and termination benefits, contract termination and equipment move costs.

•	$12 million of expected employee severance and termination benefit costs associated with approximately 100 hourly employees under a plant efficiency action at a European Climate facility.

•	$10 million of employee severance and termination benefit costs associated with the exit of brake manufacturing operations at a European Other facility. Approximately 160 hourly and 20 salaried positions were eliminated as a result of this action.

•	$10 million of employee severance and termination benefit costs were recorded for approximately 40 hourly and 20 salaried employees at various European facilities.

In addition to the above announced actions the Company recorded an estimate of expected employee severance and termination benefit costs of approximately $34 million for the probable payment of such post-employment benefit costs in connection with the multi-year improvement plan.

Approximately $66 million and $25 million of reserves related to these activities were classified as “Other current liabilities” and “Other non-current liabilities”, respectively on the consolidated balance sheet as of December 31, 2007.

2006 Restructuring Actions

During 2006 the Company incurred restructuring expenses of $95 million under the multi-year improvement plan, including the following significant actions:

•	$20 million in employee severance and termination benefit costs related to the 2007 closure of a North American Climate manufacturing facility. These costs are associated with approximately 170 salaried and 750 hourly employees.

•	$19 million in employee severance and termination benefit costs related to an announced plan to reduce the Company’s salaried workforce in higher cost countries. These costs are associated with approximately 800 salaried positions.

•	$9 million in employee severance and termination benefit costs related to certain hourly employee headcount reductions attributable to approximately 600 employees at Climate facilities in North America and 70 employees at certain European manufacturing facilities.

•	$7 million related to the announced closure of a European Interiors manufacturing facility. Costs include employee severance and termination benefits for approximately 150 hourly and salaried employees and certain non-employee related costs associated with closing the facility.

•	$7 million of employee severance and termination benefit costs related to a workforce reduction effort at a European Interiors manufacturing facility. These costs relate to approximately 110 hourly employees.

•	$6 million related to workforce reduction activities in Electronics manufacturing facilities in Mexico and Portugal. These costs include employee severance and termination benefits for approximately 500 hourly and 50 salaried employees.

•	$6 million related to a restructuring initiative at a North American Electronics manufacturing facility. These costs include severance and termination benefit costs for approximately 1,000 employees.

•	$5 million related to the announced closure of a North American Interiors manufacturing facility, including employee severance and termination benefit costs for 265 hourly employees, 26 salaried employees, and a lease termination penalty.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Restructuring Activities — (Continued)

•	$3 million related to the closure of a North American Climate manufacturing facility, including severance and termination benefit costs for approximately 350 hourly and salaried employees.

Approximately $21 million and $53 million of reserves related to these activities were classified as “Other current liabilities” on the consolidated balance sheets as of December 31, 2007 and 2006, respectively.

2005 Restructuring Actions

During 2005, the Company incurred restructuring expenses of $26 million which included the following significant actions:

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

Previously recorded restructuring reserves of $61 million were transferred to ACH as the Company was relieved, pursuant to the ACH Transactions, from fulfilling the remaining obligations to Ford for the transfer of seat production from the Company’s Chesterfield, Michigan operation to another supplier. Approximately $14 million of reserves related to these activities were classified as “Other current liabilities” on the consolidated balance sheet as of December 31, 2005. These reserves were fully utilized as of December 31, 2006.

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

The Company recorded asset impairment charges of $95 million, $22 million and $1,504 million for the years ended December 31, 2007, 2006 and 2005, respectively, to adjust certain long-lived assets to their estimated fair values.

2007 Impairment Charges

During the fourth quarter of 2007 the Company recorded impairment charges of $16 million to reduce the net book value of long-lived assets associated with the Company’s fuel products to their estimated fair value. This amount was recorded pursuant to impairment indicators including lower than anticipated current and near term future customer volumes and the related impact on the Company’s current and projected operating results and cash flows resulting from a change in product technology.

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

During the first quarter of 2007, the Company determined that assets subject to the Chassis Divestiture including inventory, intellectual property, and real and personal property met the “held for sale” criteria of SFAS 144. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in asset impairment charges of approximately $28 million.

In consideration of the MASPA and the Company’s announced exit of the brake manufacturing business at its Swansea, UK facility, an asset impairment charge of $16 million was recorded to reduce the net book value of certain long-lived assets at the facility to their estimated fair value in the first quarter of 2007. The Company’s estimate of fair value was based on market prices, prices of similar assets, and other available information.

During 2007 the Company entered into agreements to sell two Electronics buildings located in Japan. The Company determined that these buildings met the “held for sale” criteria of SFAS 144 and were recorded at the lower of carrying value or fair value less cost to sell, which resulted in asset impairment charges of approximately $15 million.

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

2005 Impairment Charges

During 2005 the Company recorded impairment charges of $1,511 million, including amounts related to discontinued operations, to reduce the net book value of certain long-lived assets to their estimated fair value. Approximately $591 of this amount was recorded pursuant to impairment indicators including lower than anticipated current and near term future vehicle production volumes and the related impact on the Company’s current and projected operating results and cash flows. Additionally, the Company recorded an impairment charge of $920 million to write-down certain assets considered “held for sale” pursuant to the ACH Transactions to their aggregate estimated fair value less cost to sell.

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

During the year-ended December 31, 2007, the Company recorded a benefit of approximately $11 million due to a decrease in the market value of the Company’s common stock. The Company recorded compensation expense including the cumulative effect of a change in accounting, for various stock-based compensation awards issued pursuant to the plans described below in the amounts of $58 million and $20 million, for the years ended December 31, 2006 and 2005, respectively. No related income tax benefits were recorded during the years ended December 31, 2007, 2006 and 2005. During 2007, the Company received $7 million of cash from the exercise of share-based compensation instruments and paid $21 million to settle share-based compensation instruments.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Stock-Based Compensation — (Continued)

Stock-Based Compensation Plans

The Visteon Corporation 2004 Incentive Compensation Plan (“2004 Incentive Plan”) as approved by shareholders, is administered by the Organization and Compensation Committee of the Board of Directors and provides for the grant of incentive and nonqualified stock options, stock appreciation rights (“SARs”), performance stock rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock and various other rights based on common stock. The maximum number of shares of common stock that may be subject to awards under the 2004 Incentive Plan is approximately 22 million shares. During the year ended December 31, 2007, the Company granted approximately 1 million RSUs, 3 million SARs, 25,000 RSAs and 2 million stock options under the Incentive Plan. At December 31, 2007, there were approximately 7 million shares of common stock available for grant under the 2004 Incentive Plan. Effective June 14, 2007, the 2004 Incentive Plan was amended to allow the Company to utilize net exercise settlement of stock options. Under a net exercise provision, an option holder is permitted to exercise an option without paying any cash. Instead, the option holder “pays” the exercise price by forfeiting shares subject to the option, based on the value of the underlying shares.

The Visteon Corporation Employees Equity Incentive Plan (“EEIP”) as approved by shareholders is administered by the Organization and Compensation Committee of the Board of Directors and provides for the grant of nonqualified stock options, restricted stock awards, and various other rights based on common stock. The maximum number of shares of common stock that may be subject to awards under the EEIP is approximately 7 million shares. During the year ended December 31, 2007, the Company granted approximately 65,000 RSAs under the EEIP. At December 31, 2007, there were approximately 2 million shares of common stock available for grant under EEIP.

The Visteon Corporation Non-Employee Director Stock Unit Plan provides for the automatic annual grant of RSUs to non-employee directors. RSUs awarded under the Non-Employee Director Stock Unit Plan vest immediately but are settled after the participant terminates service as a non-employee director of the Company.

Stock-Based Compensation Awards

The Company’s stock-based compensation awards take the form of stock options, SARs, RSAs and RSUs.

•	Stock options and SARs granted under the aforementioned plans have an exercise price equal to the average of the highest and lowest prices at which the Company’s common stock was traded on the New York Stock Exchange on the date of grant, and become exercisable on a ratable basis over the vesting period. Stock options and SARs granted prior to January 1, 2004, expire 10 years after the grant date. Stock options and SARs granted after December 31, 2003 and prior to January 1, 2007 expire five years following the grant date. Stock options and SARs granted after December 31, 2006 expire seven years following the grant date. Stock options are settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” SARs are settled in cash and result in the recognition of a liability representing the vested portion of the obligation. As of December 31, 2007 and 2006, approximately $10 million and $31 million, respectively, of such liability is recorded in the Company’s consolidated balance sheets under the caption “Other non-current liabilities.”

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Stock-Based Compensation — (Continued)

•	RSAs and RSUs granted under the aforementioned plans vest after a designated period of time (“time-based”), which is generally one to five years, or upon the achievement of certain performance goals (“performance-based”) following the completion of a performance period, which is generally two or three years. RSAs are settled in shares of the Company’s common stock upon the lapse of restrictions on the underlying shares. Accordingly, such amount is recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” RSUs awarded under the 2004 Incentive Plan are settled in cash and result in the recognition of a liability representing the vested portion of the obligation. As of December 31, 2007 and 2006, approximately $8 million and $17 million, respectively, of the current portion of such liability are recorded in the Company’s consolidated balance sheets under the caption “Accrued employee liabilities.” As of December 31, 2007 and 2006, approximately $6 million and $15 million, respectively, of the long-term portion of such liability are recorded under the caption “Other non-current liabilities.”

Upon exercise of stock-based compensation awards settled in shares of Company stock, the Company’s policy is to deliver such shares on a net-settled basis utilizing available treasury shares, purchasing treasury shares or newly issuing shares in accordance with the terms of approved stock-based compensation agreements. In December 2007, the Company’s board of directors authorized a share repurchase program of up to 2 million shares of Company common stock, which may be repurchased over the following 24 months to fund ongoing employee compensation and benefit plan obligations. Purchases under the program will be funded from Visteon’s existing cash balance. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. The timing, amount, manner and price of repurchases, if any, will be determined by Visteon, at its discretion, and will depend upon, among other things, the stock price, economic and market conditions and such other factors as Visteon considers appropriate. The program may be extended, suspended or discontinued at any time, without notice.

Fair Value Estimation Methodology and Assumptions

The fair value of RSAs and RSUs is based on the period-ending market price of the Company’s common stock, while the fair value of stock options and SARs is determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires management to make various assumptions including the expected term, expected volatility, risk-free interest rate, and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instrument. The dividend yield assumption is based on historical patterns and future expectations for Company dividends.

Weighted average assumptions used to estimate the fair value of stock-based compensation awards as of December 31, are as follows:

	SARs		Stock Options*
	2007	2006	2007	2006

Expected term (in years)	2.76	2.75	4-6	4
Expected volatility	62.3%	59.0%	59.0%	57.0%
Risk-free interest rate	3.22%	4.72%	4.55%-4.70%	5.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

*	Assumptions at grant date

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Stock-Based Compensation — (Continued)

Stock Appreciation Rights and Stock Options

The following is a summary of the range of exercise prices for stock options and SARs that are currently outstanding and that are currently exercisable at December 31, 2007:

	Stock Options			Stock Options
	and SARs Outstanding			and SARs Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
	(In Thousands)	(In Years)		(In Thousands)

$ 3.00 - $ 7.00	9,794	3.2	$5.88	5,995	$6.20
$ 7.01 - $12.00	7,298	4.5	$9.29	2,559	$9.88
$12.01 - $17.00	3,835	3.4	$13.44	3,835	$13.44
$17.01 - $22.00	1,966	3.3	$17.46	1,966	$17.46

	22,893			14,355

The intrinsic value of stock options and SARs outstanding and exercisable was zero at December 31, 2007. The weighted average fair value of SARs granted was $1.65 and $5.25 at December 31, 2007 and 2006, respectively. The weighted average fair value of stock options granted was $4.90, $2.79 and $2.48 at December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, there was approximately $2 million and $2 million of total unrecognized compensation cost related to non-vested stock options and SARs, respectively, granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted average period of approximately one year. A summary of activity, including award grants, exercises and forfeitures is provided below for stock options and SARs.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Stock-Based Compensation — (Continued)

		Weighted		Weighted
		Average		Average
	Stock Options	Exercise Price	SARs	Exercise Price
	(In Thousands)		(In Thousands)

Outstanding at December 31, 2004	14,168	$11.24	2,111	$9.90
Granted	2,567	$6.32	4,408	$6.35
Exercised	(442)	$6.63	(2)	$9.90
Forfeited or expired	(1,279)	$9.54	(414)	$8.47

Outstanding at December 31, 2005	15,014	$10.68	6,103	$7.43
Granted	41	$5.79	4,719	$4.78
Exercised	(873)	$6.62	(434)	$6.25
Forfeited or expired	(1,217)	$12.41	(1,118)	$6.46

Outstanding at December 31, 2006	12,965	$10.77	9,270	$6.30
Granted	1,976	$8.98	3,151	$8.94
Exercised	(965)	$6.51	(1,219)	$5.68
Forfeited or expired	(1,048)	$10.86	(1,237)	$6.50

Outstanding at December 31, 2007	12,928	$10.80	9,965	$7.19
Less: Outstanding but not exercisable at December 31, 2007	2,361		6,177

Exercisable at December 31, 2007	10,567	$11.35	3,788	$7.51

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Stock-Based Compensation — (Continued)

Restricted Stock Units and Restricted Stock Awards

The weighted average grant date fair value of RSUs granted was $8.79 and $4.90 for the periods ended December 31, 2007 and 2006, respectively. The weighted average grant date fair value of RSAs was $7.75, $5.85 and $3.47 for the periods ended December 31, 2007, 2006 and 2005 respectively. The total fair value of RSAs vested during the periods ended December 31, 2007, 2006 and 2005 was approximately $10,000, $10 million and $6 million, respectively. As of December 31, 2007, there was approximately $300,000 and $6 million of total unrecognized compensation cost related to non-vested RSAs and RSUs, respectively, granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted average period of approximately one year. A summary of activity, including award grants, vesting and forfeitures is provided below for RSAs and RSUs.

			Weighted Average
			Grant Date
	RSAs	RSUs	Fair Value
	(In Thousands)

Non-vested at December 31, 2004	4,180	2,360	$10.17
Granted	6	3,779	$6.96
Vested	(949)	(8)	$15.47
Forfeited	(1,020)	(532)	$10.57

Non-vested at December 31, 2005	2,217	5,599	$7.89
Granted	25	2,192	$4.90
Vested	(2,098)	(324)	$7.36
Forfeited	(19)	(804)	$6.70

Non-vested at December 31, 2006	125	6,663	$7.23
Granted	90	1,219	$8.73
Vested	(3)	(2,262)	$9.76
Forfeited	(120)	(1,047)	$7.45

Non-vested at December 31, 2007	92	4,573	$6.42

NOTE 8.	Asset Securitizations

European Securitization

Effective August 14, 2006, the Company entered into a European accounts receivable securitization facility (“European Securitization”) that extends until August 2011 and provides up to $325 million in funding from the sale of trade receivables originating from Company subsidiaries located in Germany, Portugal, Spain, France and the UK (the “Sellers”). Under the European Securitization, trade receivables originated by the Sellers and certain of their subsidiaries are transferred to Visteon Financial Centre P.L.C. (the “Transferor”). The Transferor is a bankruptcy-remote qualifying special purpose entity. Trade receivables transferred from the Sellers are funded through cash obtained from the issuance of variable loan notes to third-party lenders and through subordinated loans obtained from a wholly-owned subsidiary of the Company, which represent the Company’s retained interest in the trade receivables transferred.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Asset Securitizations — (Continued)

Transfers under the European Securitization, for which the Company receives consideration other than a beneficial interest, are accounted for as “true sales” under the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and are removed from the balance sheet. Transfers under the European Securitization, for which the Company receives a beneficial interest are not removed from the balance sheet and total $434 million and $482 million as of December 31, 2007 and 2006, respectively. Such amounts are recorded at fair value and are subordinated to the interests of third-party lenders. Securities representing the Company’s retained interests are accounted for as trading securities under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Availability of funding under the European Securitization depends primarily upon the amount of trade receivables reduced by outstanding borrowings under the program and other characteristics of those trade receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of December 31, 2007, approximately $248 million of the Company’s transferred trade receivables were considered eligible for borrowing under this facility, $99 million was outstanding and $149 million was available for funding. The Company recorded losses of $8 million and $2 million for the years ended December 31, 2007 and 2006, respectively related to trade receivables sold under the European Securitization.

The table below provides a reconciliation of changes in interests in account receivables transferred for the period.

	December 31
	2007	2006
	(Dollars in Millions)

Beginning balance	$482	$—
Receivables transferred	3,321	1,389
Proceeds from new securitizations	(41)	(76)
Proceeds from collections reinvested in securitization	(522)	(101)
Cash flows received on interests retained	(2,806)	(730)

Ending balance	$434	$482

The Sellers act as servicing agents and continue to service the transferred receivables for which they receive a monthly servicing fee based on the aggregate amount of the outstanding purchased receivables. The Company is required to pay a monthly fee to the lenders based on the unused portion of the European Securitization.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Asset Securitizations — (Continued)

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

At the time VRL sold the undivided interest to the conduit, the sale was recorded at fair market value with the difference between the carrying amount and fair value of the assets sold included in operating income as a loss on sale. This difference between carrying value and fair value was principally the estimated discount inherent in the facility agreement, which reflected the borrowing costs as well as fees and expenses of the conduit, and the length of time the receivables were expected to be outstanding. Gross proceeds from new securitizations were $237 million during the year ended December 31, 2005. Collections and repayments to the conduit were $292 million during the year ended December 31, 2005. This resulted in net payments and net proceeds of $55 million for the year ended December 31, 2005. Losses on the sale of these receivables was approximately $1 million for the year ended December 31, 2005 and are included under the caption “Selling, general and administrative expenses” in the Company’s consolidated statements of operations.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Inventories

Inventories consist of the following components:

	December 31
	2007	2006
	(Dollars in Millions)

Raw materials	$159	$154
Work-in-process	224	266
Finished products	160	157

	543	577
Valuation reserves	(48)	(57)

	$495	$520

NOTE 10.	Other Assets

Other current assets are summarized as follows:

	December 31
	2007	2006
	(Dollars in Millions)

Recoverable taxes	$88	$107
Current deferred tax assets	47	47
Deposits	30	23
Prepaid assets	28	22
Escrow receivable	22	55
Other	20	19

	$235	$273

Other non-current assets are summarized as follows:

	December 31
	2007	2006
	(Dollars in Millions)

Non-current deferred tax assets	$39	$45
Unamortized debt costs and other intangible assets	33	35
Notes and other receivables	11	13
Other	39	22

	$122	$115

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Non-Consolidated Affiliates

The Company had $218 million and $224 million of equity in the net assets of non-consolidated affiliates at December 31, 2007 and 2006, respectively. The Company recorded equity in net income of non-consolidated affiliates of $47 million, $33 million and $25 million at December 31, 2007, 2006 and 2005, respectively. The following table presents summarized financial data for such non-consolidated affiliates. The amounts included in the table below represent 100% of the results of operations of the Company’s non-consolidated affiliates accounted for under the equity method. Yanfeng Visteon Automotive Trim Systems Co., Ltd (“Yanfeng”), of which the Company owns a 50% interest, is considered a significant non-consolidated affiliate and is shown separately below.

Summarized balance sheet data as of December 31 is as follows:

	Yanfeng		All Others
	(Dollars in Millions)
	2007	2006	2007	2006

Current assets	$382	$270	$230	$217
Other assets	298	277	184	161

Total assets	$680	$547	$414	$378

Current liabilities	$390	$254	$211	$198
Other liabilities	70	54	23	18
Shareholders’ equity	220	239	180	162

Total liabilities and shareholders’ equity	$680	$547	$414	$378

Summarized statement of operations data for the years ended December 31 is as follows:

	Net Sales			Gross Margin			Net Income
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(Dollars in Millions)

Yanfeng	$937	$700	$497	$166	$121	$89	$68	$51	$30
All other	707	652	600	106	94	88	26	16	22

	$1,644	$1,352	$1,097	$272	$215	$177	$94	$67	$52

The Company’s share of net assets and net income is reported in the consolidated financial statements as “Equity in net assets of non-consolidated affiliates” on the consolidated balance sheets and “Equity in net income of non-consolidated affiliates” on the consolidated statements of operations. Included in the Company’s accumulated deficit is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $99 million and $117 million at December 31, 2007 and 2006, respectively.

Restricted net assets related to the Company’s consolidated subsidiaries were approximately $85 million and $70 million, respectively as of December 31, 2007 and 2006. Restricted net assets related to the Company’s non-consolidated affiliates were approximately $218 million and $224 million, respectively as of December 31, 2007 and 2006. Restricted net assets of consolidated subsidiaries are attributable to the Company’s operations in China, where certain regulatory requirements and governmental restraints result in significant restrictions on the Company’s consolidated subsidiaries ability to transfer funds to the Company.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Property and Equipment

Property and equipment, net consists of the following:

	December 31
	2007	2006
	(Dollars in Millions)

Land	$95	$112
Buildings and improvements	1,083	1,221
Machinery, equipment and other	3,894	4,065
Construction in progress	146	125

Total property and equipment	5,218	5,523
Accumulated depreciation	(2,573)	(2,653)

	2,645	2,870
Product tooling, net of amortization	148	164

Property and equipment, net	$2,793	$3,034

Property and equipment is depreciated principally using the straight-line method of depreciation over the estimated useful life of the asset. Generally, buildings and improvements are depreciated over a 30-year estimated useful life and machinery, equipment and other assets are depreciated over estimated useful lives ranging from 5 to 15 years. Product tooling is amortized using the straight-line method over the estimated life of the tool, generally approximating five years.

Depreciation and amortization expenses are summarized as follows:

	Year Ended December 31
	2007	2006	2005
	(Dollars in Millions)

Depreciation	$425	$377	$508
Amortization	47	53	87

	$472	$430	$595

The Company recorded approximately $50 million and $5 million of accelerated depreciation expense for the years ended December 31, 2007 and 2006, respectively, representing the shortening of estimated useful lives of certain assets (primarily machinery and equipment) in connection with the Company’s restructuring activities.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Other Liabilities

Other current liabilities consist of the following:

	December 31
	2007	2006
	(Dollars in Millions)

Restructuring reserves	$87	$53
Accrued interest payable	62	53
Product warranty and recall reserves	54	53
Non-income taxes payable	34	31
Income taxes payable	13	23
Other accrued liabilities	101	107

	$351	$320

Other non-current liabilities consist of the following:

	December 31
	2007	2006
	(Dollars in Millions)

Income tax reserves	$154	$57
Non-income taxes payable	80	106
Deferred income	63	56
Product warranty and recall reserves	54	52
Restructuring reserves	25	—
Other accrued liabilities	52	47

	$428	$318

In connection with the ACH Transactions, the Company sold to and leased-back from Ford certain land and buildings. The leases have 6-year terms with rental payments that are significantly below market rates, which represents continuing involvement under Statement of Financial Accounting Standards No. 98, “Accounting for Leases.” Accordingly, the resulting gain on the sale of the land and buildings of $42 million has been deferred and will be recognized upon termination of continuing involvement. Additionally, the Company had deferred gains on other sale/leaseback transactions of $15 million and $9 million as of December 31, 2007 and 2006 respectively which will be recognized during the remaining lease terms of up to six years on these facilities.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Debt

The Company had $95 million and $2,745 million of outstanding short-term debt and long-term debt, respectively, at December 31, 2007. Short-term debt and long-term debt at December 31, including the fair market value of related interest rate swaps, was as follows:

		Weighted
		Average
		Interest Rate		Carrying Value
	Maturity	2007	2006	2007	2006
	(Dollars in Millions)

Short-term debt
Current portion of long-term debt		5.8%	6.3%	$44	$31
Other — short-term		5.5%	6.3%	51	69

Total short-term debt				95	100

Long-term debt
8.25% notes due August 1, 2010	2010	8.4%	8.4%	553	550
Term loan due June 13, 2013	2013	8.5%	8.5%	1,000	1,000
Term loan due December 13, 2013	2013	8.6%	—	500	—
7.00% notes due March 10, 2014	2014	7.7%	7.4%	449	439
Other	2009-2025	5.6%	5.4%	243	139

Total long-term debt				2,745	2,128

Total debt				$2,840	$2,228

2007 Debt Transactions

On November 27, 2007, the Company’s 70% owned subsidiary, Halla Climate Control Corporation (“HCCC”), issued two separate unsecured bonds of 60 billion KRW and 70 billion KRW, due November 27, 2009 and 2010 respectively, for total proceeds of approximately $139 million. The proceeds from the new loan, combined with existing cash balances were used to subscribe for an ownership interest in a newly formed Korean company that holds interests in certain of the Company’s climate control operations in India, China and the United States. In December 2007 Visteon redeemed its ownership interest in the newly formed Korean company in exchange for approximately $292 million.

On April 10, 2007, the Company entered into an agreement to amend and restate its $1 billion seven-year term loan due June 13, 2013 (the “Amended Credit Agreement”) to provide an additional $500 million seven-year term loan, which will mature on December 13, 2013. Consistent with the existing term loan, the additional term loan bears interest at a Eurodollar rate plus 3%.

2006 Debt Transactions

On January 9, 2006 the Company closed on an 18-month term loan (the “18-Month Term Loan”) in the amount of $350 million to replace the Company’s $300 million short-term revolving credit agreement that expired on December 15, 2005. The 18-Month Term Loan was made a part of the Company’s existing Five-Year Revolving Credit Facility agreement, which was to expire in June 2007.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Debt — (Continued)

On June 13, 2006 the Company entered into a credit agreement with a syndicate of third-party lenders to provide for an $800 million seven-year term loan. The proceeds from that loan were used to repay borrowings and interest under the $350 million 18-Month Term Loan, the $241 million five-year term loan, and amounts outstanding under the Five-Year Revolving Credit Facility. Subsequent to closing on the new term loan, the Company initiated open market purchases of its 8.25% notes due 2010. The Company purchased $150 million of the 8.25% notes at an all-in weighted cost of 94.16% of par, resulting in a gain on early extinguishment of approximately $8 million.

On August 14, 2006 the Company entered into a revolving credit agreement (“Revolving Credit Agreement”) with a syndicate of financial institutions to provide for up to $350 million in revolving loans. The Revolving Credit Agreement replaced the Company’s Five-Year Revolving Credit Facility agreement that was to expire in June 2007.

On November 27, 2006 the Company increased the $800 million seven-year term due June 13, 2013 loan by $200 million, for a total of $1 billion outstanding as of December 31, 2006.

Revolving Credit

The Revolving Credit Agreement allows for total borrowings of up to $350 million. The amount of availability at any time is dependent upon various factors, including outstanding letters of credit, the amount of eligible receivables, inventory and property and equipment. Borrowings under the Revolving Credit Agreement bear interest based on a variable rate interest option selected at the time of borrowing. The Revolving Credit Agreement expires on August 14, 2011. As of December 31, 2007, there were no outstanding borrowings under the Revolving Credit Agreement. The total facility availability for the Company was $257 million with $159 million available for borrowings after consideration of $98 million of obligations under outstanding letters of credit.

Borrowings under the Revolving Credit Agreement are secured by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including real property, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of nearly all direct and indirect domestic subsidiaries (other than those domestic subsidiaries the sole assets of which are capital stock of foreign subsidiaries), as well as a second-priority lien on substantially all other material tangible and intangible assets of the Company and most of its domestic subsidiaries which secure the Company’s seven-year term loan agreement. The terms of the Revolving Credit Agreement limit the obligations secured by certain U.S. assets to ensure compliance with the Company’s bond indenture.

8.25% Notes due August 1, 2010

On August 3, 2000, the Company completed a public offering of unsecured fixed rate term debt securities, which included $700 million maturing on August 1, 2010. These securities bear interest at a stated rate of 8.25%, with interest payable semi-annually on February 1 and August 1, beginning on February 1, 2001. The unsecured term debt securities agreement contains certain restrictions including, among others, a limitation relating to liens and sale-leaseback transactions, as defined in the agreement. The Company was in compliance with applicable restrictions as of December 31, 2007.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Debt — (Continued)

Seven-Year Term Loans due June 13, 2013 and December 13, 2013

The $1 billion seven-year term loan due June 13, 2013 is collateralized by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including intellectual property, intercompany debt, the capital stock of nearly all direct and indirect subsidiaries and 65% of the stock of certain foreign subsidiaries as well as a second-priority lien on substantially all other tangible and intangible assets of the Company and most of its domestic subsidiaries. The terms of the facility limits the obligation collateralized by certain U.S. assets to ensure compliance with the Company’s bond indenture. In addition, the terms of the facility limits the amount of dividends that the Company can pay. Borrowings under the $1 billion seven-year term loan bear interest based on a variable rate interest option selected at the time of borrowing.

Pursuant to the Amended Credit Agreement, the Company borrowed an additional $500 million under a seven-year term loan due December 13, 2013. Consistent with the $1 billion seven-year term loan due June 13, 2013, the additional $500 million seven-year term loan is collateralized by a first-priority lien on certain assets of the Company and domestic subsidiaries, as well as a limited number of foreign subsidiaries, including intellectual property, intercompany debt, the capital stock of nearly all direct and indirect subsidiaries, 65% of the stock of most foreign subsidiaries and 100% of the stock of certain foreign subsidiaries who act as guarantors, as well as a second-priority lien on substantially all other tangible and intangible assets of the Company and most of its domestic subsidiaries. The terms of the facility limits the obligation secured by certain U.S. assets to ensure compliance with the Company’s bond indenture. In addition, the terms of the facility limits the amount of dividends that the Company can pay. Borrowings under the additional $500 million seven-year term loan bear interest based on a variable rate interest option selected at the time of borrowing.

7.00% Notes due March 10, 2014

On March 10, 2004, the Company completed a public offering of unsecured fixed-rate term debt securities totaling $450 million with a maturity of 10 years. The securities bear interest at a stated rate of 7.00%, with interest payable semi-annually on March 10 and September 10, beginning on September 10, 2004. The securities rank equally with the Company’s existing and future unsecured fixed-rate term debt securities and senior to any future subordinated debt. The unsecured term debt securities agreement contains certain restrictions, including, among others, a limitation relating to liens and sale-leaseback transactions, as defined in the agreement. The Company was in compliance with applicable restrictions as of December 31, 2007.

Other Debt

As of December 31, 2007, the Company had additional debt facilities of $607 million, with $95 million and $243 million in short-term and long-term debt outstanding, respectively, consisting of credit facilities and capital leases for various affiliates and other obligations. Remaining availability on the credit facilities is approximately $270 million. Certain of these balances are related to a number of the Company’s non-U.S. operations, a portion of which are payable in non-U.S. currencies including, but not limited to the Euro, Thai Baht and Korean Won.

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

During 2006, the Company entered into interest rate swaps for a portion of the $1 billion seven-year term loan due 2013 ($200 million), effectively converting the designated portion of this loan from a variable interest rate to a fixed interest rate instrument. These interest rate swaps are accounted for as cash flow hedges with the effective portion of the gain or loss reported in the “Accumulated other comprehensive income/ (loss)” component of “Shareholders’ Deficit” in the Company’s consolidated balance sheets. The ineffective portion of these swaps is assessed based on the hypothetical derivative method and is recorded as interest expense in the Company’s consolidated statements of operations.

During the first quarter of 2005, the Company terminated interest rate swaps with a notional amount of $200 million related to the 8.25% notes due August 1, 2010 and received $7 million in cash. The fair value of the interest rate swaps at termination is deferred as part of the underlying debt and amortized as a reduction in interest expense over the remaining term of the debt.

NOTE 15.	Employee Retirement Benefits

Visteon Sponsored Employee Retirement Plans

In the U.S., the Company’s hourly employees represented by certain collective bargaining groups earn noncontributory benefits based on employee service, while the Company’s U.S. salaried employees earn noncontributory pay related benefits. Certain of the non-U.S. subsidiaries sponsor separate plans that provide similar types of benefits to their employees. In general, the Company’s defined benefit plans are funded with the exception of certain supplemental benefit plans for executives and certain non-U.S. plans, primarily in Germany. The Company’s policy for funded plans is to contribute annually, at a minimum, amounts required by applicable law, regulation or union agreement.

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. Matching contributions were suspended for the U.S. defined contribution plan effective January 1, 2002 and were reinstated on July 1, 2006. The expense related to matching contributions was approximately $8 million and $4 million in 2007 and 2006, respectively.

In December 2005, the Company approved changes to the U.S. salaried pension plans which became effective July 1, 2006 and service accruals for the previous pension benefit ceased as of June 30, 2006. The U.S. salaried pension plans no longer provide early retirement supplements to participants who retire after July 1, 2006. However, a cash balance benefit accrues for service earned after June 30, 2006. These changes resulted in a reduction to the projected benefit obligation (“PBO”) of $30 million which is being amortized as a reduction of retirement benefit expense over the estimated average remaining employee service lives.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Employee Retirement Benefits — (Continued)

In May 2007, the Company approved changes to the U.S. salaried pension plans which reduced disability retirement benefits. These changes resulted in a reduction to the PBO of approximately $20 million which is being amortized as a reduction of retirement benefit expense over the estimated average remaining service lives.

Visteon Sponsored Postretirement Employee Health Care and Life Insurance Benefits

In the U.S., the Company has a financial obligation for the cost of providing selected postretirement health care and life insurance benefits to its employees under Company sponsored plans. These plans generally pay for the cost of health care and life insurance for retirees and dependents, less retiree contributions and co-pays.

During January 2007, the Company communicated changes to the U.S. salaried postretirement health care plans which became effective June 1, 2007. These changes eliminate Company-sponsored prescription drug coverage for Medicare eligible salaried retirees, surviving spouses and dependents. These changes resulted in a reduction to the accumulated postretirement benefit obligation (“APBO”) of approximately $30 million which will be amortized as a reduction of postretirement employee benefit expense over the estimated average remaining employee service lives.

Ford Sponsored Employee Retirement Plans

Prior to the ACH Transactions, Visteon-assigned Ford-UAW employees participated in the Ford-UAW Retirement Plan, sponsored by Ford, and the Company reimbursed Ford for the related pension expense. Effective October 1, 2005 and in connection with the ACH Transactions, Ford assumed all wage and benefit accruals for Ford-UAW employees, eliminating further reimbursement to Ford from the Company related to these employees.

Ford Sponsored Postretirement Employee Health Care and Life Insurance Benefits

Effective October 1, 2005 and in connection with the ACH Transactions, Ford relieved the Company of all liabilities totaling approximately $2.2 billion for postretirement health care and life insurance related obligations for Visteon-assigned Ford-UAW employees and retirees and for salaried retirees who retired prior to May 24, 2005. In addition, the Company transferred the related assets of approximately $25 million to Ford. This relief was accounted for in accordance with Statement of Financial Accounting Standards No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” Because there were no contingently payable amounts relating to this obligation as of October 1, 2005, amounts currently forgiven and previously deferred amounts were recorded in the “Gain on ACH Transactions” in the 2005 consolidated statement of operations.

Ford will continue to charge the Company for the expense of postretirement health care and life insurance benefits that are provided by Ford to certain Company salaried employees who retire after May 24, 2005. The Company is required to fund the actual costs of these benefits as incurred by Ford for the salaried retirees through 2010. In addition, the Company has agreed to contribute funds to a trust to fund postretirement health care and life insurance benefits to be provided by Ford related to these salaried employees and retirees. The required funding is over a 39-year period beginning in 2011. The annual funding requirement during this period will be determined annually based upon amortization of the unfunded liabilities at year-end 2010 plus a portion of annual expense.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Employee Retirement Benefits — (Continued)

The benefit obligations below reflect the salaried plan changes announced by Ford in November 2006 and the effect of the ACH Transactions and are based upon Ford’s assumptions. The current and long-term benefit obligations and total net amount recognized in the balance sheets for the postretirement health care and life insurance benefits payable to Ford relating to participation by certain salaried employees were as follows:

	December 31
	2007	2006
	(Dollars in Millions)

Obligation for benefits to certain salaried employees	$81	$91
Unamortized gains associated with the obligation	40	36

Postretirement employee benefits payable to Ford	$121	$127

Adoption of Statement of Financial Accounting Standards No. 158 Measurement Date Provisions

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

The Company re-measured plan assets and obligations as of January 1, 2007 consistent with the provisions of SFAS 158, initially recording a reduction to its pension and OPEB liabilities of $100 million and $90 million, respectively, and an increase to accumulated other comprehensive income of $190 million. The Company also adjusted the January 1, 2007 retained earnings balance by approximately $34 million, representing the net periodic benefit costs for the period between September 30, 2006 and January 1, 2007 that would have been recognized on a delayed basis during the first quarter of 2007 absent the change in measurement date. The net periodic benefit costs for 2007 were based on this January 1, 2007 measurement or subsequent re-measurements. During the fourth quarter of 2007 the Company further reduced its pension liability by $20 million with a corresponding increase to accumulated other comprehensive income based on a revision of its re-measured pension obligation as of January 1, 2007. The revision had no impact on full year earnings and an immaterial impact on income as reported in each of the previous three quarters of 2007.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Employee Retirement Benefits — (Continued)

Benefit Expenses

The Company’s expense for retirement benefits is as follows:

	Retirement Plans						Health Care and Life
	U.S. Plans			Non-U.S. Plans			Insurance Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(Dollars in Millions, Except Percentages)

Costs Recognized in Income
Service cost	$23	$49	$62	$27	$35	$32	$6	$16	$38
Interest cost	71	73	72	72	70	66	32	42	65
Expected return on plan assets	(76)	(73)	(68)	(55)	(56)	(61)	—	—	—
Amortization of:
Transition obligation	—	—	—	—	1	1	—	—	—
Plan amendments	1	6	9	5	5	7	(47)	(49)	(15)
Losses and other	1	5	7	11	21	7	15	28	29
Special termination benefits	3	1	—	—	—	—	—	—	—
Curtailments	7	—	—	4	—	13	(58)	(51)	6
Settlements	—	—	—	32	(1)	—	—	—	—

Visteon sponsored plan net pension/ postretirement expense	30	61	82	96	75	65	(52)	(14)	123
Expense for Visteon-assigned Ford-UAW and certain salaried employees	6	(2)	85	—	—	—	(5)	(32)	168

Employee retirement benefit expenses excluding restructuring	$36	$59	$167	$96	$75	$65	$(57)	$(46)	$291

Retirement benefit related restructuring expenses
Special termination benefits	$6	$4	$—	$9	$1	$4	$—	$—	$—
Other	1	2	3	—	—	—	—	—	—

Total employee retirement benefit related restructuring expenses	$7	$6	$3	$9	$1	$4	$—	$—	$—

Weighted Average Assumptions Used for Expenses
Discount rate for expense	5.95%	5.70%	6.10%	5.05%	4.90%	5.50%	5.85%	5.70%	5.80%
Assumed long-term rate of return on assets	8.00%	8.50%	9.00%	6.50%	6.70%	7.50%	—	—	—
Initial health care cost trend rate							9.30%	9.80%	11.00%
Ultimate health care cost trend rate							5.00%	5.00%	5.00%
Year ultimate health care cost trend rate reached							2011	2010	2010

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Employee Retirement Benefits — (Continued)

During 2007 the Company recorded significant curtailments and settlements of its employee retirement benefit plans as follows:

•	Curtailment loss of $7 million related to employee retirement benefit obligations under certain U.S. retirement plans in connection with previously announced restructuring actions.

•	Settlement loss of $13 million related to employee retirement benefit obligations under certain German retirement plans for employees of the Dueren and Wuelfrath, Germany facilities, which were included in the Chassis Divestiture.

•	Settlement losses of $20 million related to employee retirement benefit obligations under Canadian retirement plans for employees of the Markham, Ontario facility, which was closed in 2002.

•	Curtailment loss of $4 million related to employee retirement benefit obligations for certain salaried employee reductions in the UK.

•	Curtailment gains of $58 million related to elimination of employee benefits associated with a U.S. OPEB plan in connection with employee headcount reductions under previously announced restructuring actions.

During 2006 the Company recorded significant curtailments and settlements of its employee retirement benefit plans as follows:

•	Effective January 1, 2006, Ford acquired two plants from ACH, which are located in Rawsonville, Michigan and Sterling Heights, Michigan. In connection with this transaction and the Salaried Employee Transition Agreement between the Company and Ford, certain salaried employees of the Company were transferred to Ford who were eligible for benefits or who had rights to benefits under Ford’s postretirement health care and life insurance plans. The Company recorded approximately $24 million related to the relief of postretirement benefits payable to Ford. Additionally, the Company recorded curtailment gains of approximately $48 million related to the reduction in expected years of future service in Visteon sponsored postretirement health care and life insurance and retirement plans.

•	Reduction of approximately 200 hourly employees at certain U.S. manufacturing facilities, resulted in a reduction in expected years of future service in the related retirement and postretirement health care plans. As a result, the Company recorded an OPEB curtailment gain of approximately $14 million and a pension curtailment loss of $3 million.

•	In connection with a plan to exit a North American manufacturing facility, the Company recorded a curtailment loss of $8 million. The curtailment loss reflects a reduction in expected years of future service in the related retirement plans.

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

Retirement Benefit Related Restructuring Expenses

In addition to normal employee retirement benefit expenses, the Company recorded $16 million, $7 million and $7 million for the years ended December 31, 2007, 2006 and 2005, respectively, for retirement benefit related restructuring charges. Such charges generally relate to special termination benefits, voluntary termination incentives, and pension losses and are the result of various restructuring actions as described in Note 4 “Restructuring Activities.” Retirement benefit related restructuring charges are recorded in accordance with SFAS 87, 88, 106, 112 and 158, are initially classified as restructuring expenses and are subsequently reclassified to retirement benefit expenses.

Assumed Health Care Trend Rate Sensitivity

The following table illustrates the sensitivity to a change in the assumed health care trend rate related to Visteon sponsored postretirement employee health care plan expense (excludes certain salaried employees that are covered by a Ford sponsored plan):

Total Service and
	Interest Cost		APBO

100 basis point increase in health care cost trend rates(a)	+$	4 million	+$	55 million
100 basis point decrease in health care cost trend rates(a)	−$	3 million	−$	47 million

(a)	Assumes all other assumptions are held constant.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Employee Retirement Benefits — (Continued)

Benefit Obligations

					Health Care and
	Retirement Plans				Life Insurance
	U.S. Plans		Non-U.S. Plans		Benefits
	2007	2006	2007	2006	2007	2006
	(Dollars in Millions, Except Percentages)

Change in Benefit Obligation
Benefit obligation — beginning	$1,224	$1,309	$1,566	$1,349	$667	$742
Effect of SFAS 158 adoption	17	—	(52)	—	(90)	—
Service cost	23	49	27	35	6	16
Interest cost	71	73	72	70	32	42
Participant contributions	—	5	8	10	1	1
Amendments/other	(19)	(29)	1	(2)	—	(2)
Actuarial (gain)/loss	(49)	(105)	(105)	(16)	(20)	(80)
Special termination benefits	9	1	9	4	—	—
Curtailments, net	(32)	(21)	(32)	(1)	(28)	(18)
Settlements	(1)	—	(183)	(3)	—	—
Foreign exchange translation	—	—	57	163	1	—
Divestitures	—	—	(70)	—	—	—
Benefits paid	(64)	(58)	(50)	(43)	(26)	(34)

Benefit obligation — ending	$1,179	$1,224	$1,248	$1,566	$543	$667

Change in Plan Assets
Plan assets — beginning	$960	$889	$1,002	$817	$—	$—
Effect of SFAS 158 adoption	29	—	24	—	—	—
Actual return on plan assets	78	69	45	72	—	—
Sponsor contributions	49	59	77	51	25	33
Participant contributions	—	5	8	10	1	1
Foreign exchange translation	—	—	38	98	—	—
Settlements	—	—	(171)	(3)	—	—
Divestitures	—	—	(36)	—	—	—
Benefits paid/other	(68)	(62)	(50)	(43)	(26)	(34)

Plan assets — ending	$1,048	$960	$937	$1,002	$—	$—

Funded Status of the Plans
Benefit obligations in excess of plan assets	$(131)	$(264)	$(311)	$(564)	$(543)	$(667)
Contributions	—	2	—	11	—	8
Special termination benefits/other	—	(4)	—	—	—	—

Net benefit obligation	$(131)	$(266)	$(311)	$(553)	$(543)	$(659)

Balance Sheet Classification
Other current assets	$—	$—	$—	$2	$—	$—
Other non-current assets	—	—	5	—	—	—
Accrued employee liabilities	(3)	(2)	(3)	(18)	(34)	(34)
Pension benefits	(128)	(264)	(313)	(537)	—	—
Postretirement benefits	—	—	—	—	(509)	(625)
Accumulated other comprehensive (income)/loss	(93)	20	212	421	(109)	(63)

The accumulated benefit obligation for all defined benefit pension plans was $2,246 million and $2,501 million at the 2007 and 2006 measurement dates. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for employee retirement plans with accumulated benefit obligations in excess of plan assets were $1,693 million, $1,605 million and $1,323 million, respectively, for 2007 and $2,240 million, $2,061 million and $1,512 million, respectively, for 2006.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Employee Retirement Benefits — (Continued)

Certain unrealized amounts related to the Company’s retirement, health care and life insurance benefit plans were included in “Accumulated other comprehensive income (loss)” on the Company’s consolidated balance sheet as of December 31, 2007, as follows:

			Health Care and
	Retirement Plans		Life Insurance
	U.S. Plans	Non-U.S. Plans	Benefits

Actuarial (gain)/loss	$(61)	$119	$175
Prior service (credit)/cost	(32)	46	(284)
Deferred taxes	—	47	—

	$(93)	$212	$(109)

Amounts included in “Accumulated other comprehensive income (loss)” as of December 31, 2007 that are expected to be realized in 2008 are as follows:

			Health Care and
	Retirement Plans		Life Insurance
	U.S. Plans	Non-U.S. Plans	Benefits

Actuarial (gain)/loss	$(1)	$1	$12
Prior service cost/(credit)	(1)	6	(66)

	$(2)	$7	$(54)

Assumptions used by the Company in determining its benefit obligations as of December 31, 2007 and 2006 were based on December 31 and September 30 measurement dates, respectively. Such assumptions are summarized in the following table.

					Health Care and
	Retirement Plans				Life Insurance
	U.S. Plans		Non-U.S. Plans		Benefits
	2007	2006	2007	2006	2007	2006
	(Dollars in Millions, Except Percentages)

Weighted Average Assumptions
Discount rate	6.25%	5.90%	5.70%	4.90%	6.05%	5.90%
Expected rate of return on assets	8.25%	8.00%	6.80%	6.40%	—	—
Rate of increase in compensation	3.75%	3.75%	3.30%	2.90%	—	—
Initial health care cost trend rate					9.00%	9.30%
Ultimate health care cost trend rate					5.00%	5.00%
Year ultimate health care cost trend rate reached					2013	2011
Measurement date	12/31	9/30	12/31	9/30	12/31	9/30

Contributions

During 2008, the Company’s expected contributions to its U.S. retirement plans and postretirement employee health care and life insurance plans are $19 million and $34 million, respectively. The Company’s expected 2008 contributions to non-U.S. retirement plans is $79 million. These are expected contributions and may be revised during 2008.

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

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Company plans; expected receipts from the Medicare Prescription Drug Act subsidy are also included below:

			Retiree Health and Life
				Medicare
	Pension Benefits		Gross	Subsidy
	U.S.	Non-U.S.	Payments	Receipts
	(Dollars in Millions)

2008	$62	$45	$36	$2
2009	65	43	41	2
2010	67	43	45	3
2011	66	43	47	3
2012	66	45	47	3
Years 2013 — 2017	343	238	240	20

During 2007 the Company’s Medicare subsidy receipts were approximately $2 million.

Plan Assets and Investment Strategy

Substantially all of the Company’s pension assets are managed by outside investment managers and held in trust by third-party custodians. The selection and oversight of these outside service providers is the responsibility of the Investment Committees and their advisors. The selection of specific securities is at the discretion of the investment manager and is subject to the provisions set forth by written investment management agreements and related policy guidelines regarding permissible investments, risk management practices and the use of derivative securities. Investment in debt or equity securities related to the Company or any of its affiliates is prohibited. Derivative securities may be used by investment managers as efficient substitutes for traditional securities, to reduce portfolio risks, or to hedge identifiable economic exposures. The use of derivative securities to create economic leverage to engage in unrelated speculation is expressly prohibited. The Company staff or its outside consultants verify compliance with these provisions at least quarterly.

The primary objective of the pension funds is to pay the plans’ benefit and expense obligations when due. Given the relatively long horizon of these obligations and their sensitivity to interest rates, the investment strategy is intended to improve the funded status of its U.S. and non-U.S. plans over time while maintaining a prudent level of risk. Risk is managed primarily by diversifying each plan’s target asset allocation across equity, fixed income securities and alternative investment strategies, and then maintaining the allocation within a specified range of its target. In addition, diversification across various investment subcategories within each plan is also maintained within specified ranges. The 2008 target allocation for the U.S. and one of the large non-U.S. plans reflect investment policy changes to more broadly diversify the funds’ asset mixes across traditional and alternative asset classes and strategies, as well as more closely align the term structure of their assets and liabilities.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Employee Retirement Benefits — (Continued)

The Company’s retirement plan asset allocation at December 31, 2007 and September 30, 2006 and target allocation for 2008 are as follows:

	U.S.			Non-U.S.
	Target	Percentage of		Target	Percentage of
	Allocation	Plan Assets		Allocation	Plan Assets
	2008	2007	2006	2008	2007	2006

Equity securities	40%	68%	69%	30%	44%	59%
Balanced Global asset allocation	20	—	—	3	—	—
Alternative Strategies	10	—	—	4	—	—
Debt securities	30	32	31	63	56	41

	100%	100%	100%	100%	100%	100%

The Balanced Global asset allocation will be invested primarily in equity, fixed income and cash instruments. Managers may change the mix within these allocations in response to market conditions, remaining within the guidelines for their specific strategies. The targeted Alternative Strategies allocations will be primarily invested in hedge fund-of-funds designed to provide positive absolute returns throughout the market cycle.

The expected long-term rate of return for pension assets has been chosen based on various inputs, including historical returns for the different asset classes held by and to be held by the Company’s trusts and its targeted asset allocation, as well as inputs from internal and external sources regarding capital market returns, inflation and other variables.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Income Taxes

Income tax provision

Loss before income taxes, minority interests, discontinued operations, change in accounting and extraordinary item, excluding equity in net income of non-consolidated affiliates and the components of provision for income taxes are shown below:

	Year Ended December 31
	2007	2006	2005
	(Dollars in Millions)

U.S.	$(384)	$(292)	$117
Non-U.S.	52	170	(307)

Total loss before income taxes	$(332)	$(122)	$(190)

Current tax provision (benefit)
U.S. federal	$—	$—	$(26)
Non-U.S.	93	118	111
U.S. state and local	—	(1)	(2)

Total current	93	117	83

Deferred tax provision (benefit)
U.S. federal	(73)	(68)	—
Non-U.S.	(4)	(24)	(19)
U.S. state and local	4	—	—

Total deferred	(73)	(92)	(19)

Total provision for income taxes	$20	$25	$64

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Income Taxes — (Continued)

A summary of the differences between the provision for income taxes calculated at the U.S. statutory tax rate of 35% and the consolidated provision for income taxes is shown below:

	Year Ended December 31
	2007	2006	2005
	(Dollars in Millions)

Loss before income taxes, minority interests, discontinued operations, change in accounting and extraordinary item, excluding equity in net income of non-consolidated affiliates multiplied by the U.S. statutory rate of 35%	$(116)	$(43)	$(66)
Effect of:
Impact of foreign operations, including withholding taxes	(34)	(23)	33
State and local income taxes	(16)	(8)	(3)
Tax benefits allocated to loss from continuing operations	(91)	(68)	—
U.S. research tax credits	(8)	(10)	(18)
Tax reserve adjustments	72	8	(28)
Tax on intragroup transfer of affiliate	34	—	—
U.S. divestiture of foreign non-consolidated affiliate	—	(5)	—
Change in valuation allowance	160	178	155
Mexican tax law change	18	—	—
Medicare subsidy	1	(5)	(6)
Other	—	1	(3)

Provision for income taxes	$20	$25	$64

The Company’s 2007 income tax provision includes income tax expense of $50 million related to certain countries where the Company is profitable, accrued withholding taxes, and the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries to the extent not offset by other categories of income. The 2007 income tax provision also includes $72 million for an increase in unrecognized tax benefits resulting from positions taken in tax returns filed during the year, as well as those expected to be taken in future tax returns, including interest and penalties. Additionally, the Company recorded approximately $18 million of income tax expense related to significant tax law changes in Mexico enacted in the fourth quarter of 2007. These expense items were offset by an $11 million benefit due to favorable tax law changes in Portugal also enacted in the fourth quarter of 2007.

SFAS 109 generally requires that the amount of tax expense or benefit allocated to continuing operations be determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year operating losses, income from other sources, including other comprehensive income, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. In 2007, net pre-tax income from other categories of income or loss, in particular, pre-tax other comprehensive income primarily attributable to foreign currency exchange rates and the re-measurement of pension and OPEB in the U.S., Germany and the UK, offset approximately $270 million of pre-tax operating losses, reducing the Company’s current year valuation allowance resulting in a benefit of $91 million allocated to the current year loss from continuing operations as a component of the deferred income tax provision.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Income Taxes — (Continued)

In December 2007 Visteon redeemed its ownership interest in a newly formed Korean company in exchange for approximately $292 million as part of a legal restructuring of its climate control operations in Asia with Halla Climate Control Corporation (“HCCC”). As part of this restructuring, the Company concluded that a portion of HCCC’s earnings were permanently reinvested under Accounting Principles Board Opinion No. 23 “Accounting for Income Taxes-Special Areas” and recorded a $30 million income tax benefit related to the reduction of previously established withholding tax accruals, partially offset by $12 million of income tax expense related to a taxable gain from the restructuring.

The Company’s 2006 provision of $25 million reflects a $68 million benefit related to offsetting U.S. pre-tax operating losses against U.S. pre-tax other comprehensive income, as well as income tax expense related to those countries where the Company is profitable, accrued withholding taxes, certain non-recurring and other discrete tax items, and the inability to record a tax benefit for pre-tax losses in certain foreign countries and pre-tax losses in the U.S. not offset by U.S. pre-tax other comprehensive income as described above. Non-recurring and other discrete tax items recorded in 2006 resulted in a net benefit of $21 million. This includes a $14 million benefit recorded in the second quarter of 2006 related to the restoration of deferred tax assets associated with the Company’s operations in Brazil, a benefit of $15 million related to reducing the Company’s dividend withholding taxes accrued for the unremitted earnings of Spain and the Czech Republic as a result of a legal entity restructuring that was completed in the fourth quarter of 2006, offset by a net $8 million in provisions recorded primarily to increase income tax reserves for prior year tax exposures in various foreign jurisdictions.

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

Deferred income taxes and related valuation allowances

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Income Taxes — (Continued)

The components of deferred income tax assets and liabilities are as follows:

	December 31
	2007	2006
	(Dollars in Millions)

Deferred tax assets
Employee benefit plans	$387	$423
Capitalized expenditures for tax reporting	165	202
Net operating losses and carryforwards	1,703	1,493
All other	289	478

Subtotal	2,544	2,596
Valuation allowance	(2,102)	(2,103)

Total deferred tax assets	442	493

Deferred tax liabilities
Depreciation and amortization	83	120
All other	421	459

Total deferred tax liabilities	504	579

Net deferred tax liabilities	$62	$86

At December 31, 2007, the Company had available non-U.S. net operating loss and other carryforwards of $621 million, which have carryforward periods ranging from 5 years to indefinite. The Company had available U.S. net operating loss and capital loss carryforwards of $489 million at December 31, 2007, which will expire at various dates between 2009 and 2027. U.S. foreign tax credit carryforwards are $471 million at December 31, 2007. These credits will begin to expire in 2011. U.S. research tax credits carryforwards are $122 million at December 31, 2007. These credits will begin to expire in 2020. The availability of the Company’s federal net operating loss carryforward and other federal income tax attributes may be eliminated or significantly limited if a change of ownership of Visteon, within the meaning of Section 382 of the Internal Revenue Code, were to occur.

As of the end of 2007, valuation allowances totaling $2,102 million have been recorded against the Company’s deferred tax assets. Of this amount, $1,518 million relates to the Company’s deferred tax assets in the U.S., including amounts related to foreign affiliates that are treated as pass-through entities for U.S. tax purposes, and $584 million relates to net operating loss carryforwards and other deferred tax assets in certain foreign jurisdictions, where recovery of the carryforwards or assets is unlikely.

Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries, which include the UK and Germany, until sufficient positive evidence exists to reduce or eliminate them.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Income Taxes — (Continued)

New accounting pronouncement

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

The Company’s gross unrecognized tax benefits at December 31, 2007 were $229 million and the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were approximately $120 million. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions will not impact the effective tax rate in current or future periods. In connection with the adoption of FIN 48 and beginning January 1, 2007, the Company classified all interest and penalties as income tax expense. Prior to the adoption of FIN 48, the Company’s policy was to record interest and penalties related to income tax contingencies as a component of income before taxes. Estimated interest and penalties related to the underpayment of income taxes totaled $14 million for the twelve-months ended December 31, 2007. Accrued interest and penalties were $20 million and $34 million as of January 1, 2007 and December 31, 2007, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in Millions)

Beginning balance, January 1, 2007	$147
Gross increases for tax positions of prior years	22
Gross decreases for tax positions of prior years	(13)
Gross increases for tax positions of current period	77
Decreases related to settlements	—
Decreases resulting from the expiration of the statue of limitations	(4)

Ending balance, December 31, 2007	$229

The Company and its subsidiaries have operations in every major geographic region of the world and are subject to income taxes in the U.S. and numerous foreign jurisdictions. Accordingly, the Company files tax returns and is subject to examination by taxing authorities throughout the world, including such significant jurisdictions as Korea, India, Portugal, Spain, Czech Republic, Hungary, Mexico, Canada, Germany and the United States. With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2004 or state and local, or non-U.S. income tax examinations for years before 2000.

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

In conjunction with the October 1, 2005 ACH Transactions, the Company granted warrants to Ford for the purchase of 25 million shares of the Company’s common stock at an exercise price of $6.90. The warrants allow for either cash or share settlement at the sole discretion of the Company, were exercisable at any time after October 1, 2006 and before the expiration date on October 1, 2013. The warrants were valued at $127 million using a Black-Scholes pricing model, adjusted for the estimated impact on fair value of the restrictions relating to the warrants, and are recorded as permanent equity in the Company’s consolidated balance sheets. On May 17, 2007, Visteon entered into a letter agreement (the “Letter Agreement”) with LB I Group, Inc., an affiliate of Lehman Brothers (“Lehman”), and Ford, pursuant to which, among other things, the Company consented to the transfer by Ford of the warrant to purchase 25 million shares of Visteon common stock and waived a provision of the Stockholder Agreement, dated as of October 1, 2005, between Visteon and Ford, that would have prohibited such transfer. The Letter Agreement also restricts Lehman’s ability to enter into certain hedging transactions in respect of the shares underlying the Warrant for the first two years following such transfer. In addition, the warrant was modified so that it will not be exercisable (except in the event of a change of control of Visteon) or transferable until May 17, 2009.

Accumulated other comprehensive income (loss) is comprised of the following:

	December 31
	2007	2006
	(Dollars in Millions)

Foreign currency translation adjustments	$297	$166
Pension and other postretirement benefit adjustments, net of tax	(10)	(378)
Unrealized losses on derivatives	(12)	(4)

Total accumulated other comprehensive income (loss)	$275	$(216)

Treasury stock is carried at an average cost basis, is purchased for employee benefit plans, and consists of approximately 1.3 million shares at December 31, 2007. During the fourth quarter of 2007, the Board of Directors authorized a treasury stock purchase program under which the Company was authorized to purchase up to 2 million shares of the Company’s common stock for re-issuance upon the exercise of employee stock options and for other compensation programs utilizing the Company’s stock. In December 2007, the Company purchased 150,000 shares under the program.

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

	December 31
	2007	2006	2005
	(Dollars in Millions,
	Except Per Share Amounts)
Numerator:
Net loss from continuing operations before change in accounting and extraordinary item	$(348)	$(145)	$(262)
Loss from discontinued operations, net of tax	24	22	8

Net loss before change in accounting and extraordinary item	(372)	(167)	(270)
Cumulative effect of change in accounting, net of tax	—	(4)	—

Net loss before extraordinary item	(372)	(171)	(270)
Extraordinary item, net of tax	—	8	—

Net loss	$(372)	$(163)	$(270)

Denominator:
Average common stock outstanding	129.5	128.4	128.6
Less: Average restricted stock outstanding	(0.1)	(0.5)	(2.6)

Basic shares	129.4	127.9	126.0
Net dilutive effect of restricted stock and stock options	—	—	—

Diluted shares	129.4	127.9	126.0

Basic and Diluted per Share Data:
Basic and diluted loss per share from continuing operations before change in accounting and extraordinary item	$(2.69)	$(1.13)	$(2.08)
Loss from discontinued operations, net of tax	0.18	0.17	0.06

Basic and diluted loss per share before change in accounting and extraordinary item	(2.87)	(1.30)	(2.14)
Cumulative effect of change in accounting, net of tax	—	(0.03)	—

Basic and diluted loss per share before extraordinary item	(2.87)	(1.33)	(2.14)
Extraordinary item, net of tax	—	0.06	—

Basic and diluted loss per share	$(2.87)	$(1.27)	$(2.14)

For 2007, 2006 and 2005, potential common stock of approximately 2.9 million shares, 2.4 million shares and 2.8 million shares, respectively, are excluded from the calculation of diluted loss per share because the effect of including them would have been anti-dilutive. In addition, options to purchase 13 million shares of common stock at exercise prices ranging from $17.46 per share to $6.22 per share were outstanding for 2007 but were not included in the computation of diluted loss per share because the options’ exercise price was greater than the average market price of the common shares. The options expire at various dates between 2009 and 2014.

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

Fair Value Hedges

As of December 31, 2007 and 2006, respectively, the Company had interest rate swaps designated as hedges of the fair value of a portion of the 8.25% notes due August 1, 2010 ($125 million) and a portion of the 7.00% notes due March 10, 2014 ($225 million). These interest rate swaps effectively convert the designated portions of these notes from fixed interest rate to variable interest rate instruments in connection with the Company’s risk management policies. The Company estimates the fair value of these interest rate swaps based on quoted market prices.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Financial Instruments — (Continued)

The notional amount of these interest rate swaps was $350 million at December 31, 2007 and 2006. The fair market value of the interest rate swaps was a liability of $2 million and $17 million at December 31, 2007 and 2006, respectively. The effect of marking these contracts to market has been recorded in the Company’s consolidated balance sheets as a direct adjustment to the underlying debt. The adjustment does not affect the results of operations unless the contract is terminated, in which case the resulting cash flow is offset by a valuation adjustment of the underlying debt and is amortized to interest expense over the remaining life of the debt. During 2007, 2006 and 2005, there was no ineffectiveness related to these interest rate swaps.

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges of forecasted transactions are reflected as other assets or liabilities in the Company’s consolidated balance sheets. Changes in the fair value of cash flow hedges are initially recorded as a component of “Other comprehensive income (loss)” and reclassified to the consolidated statement of operations when the hedged transactions affect results of operations. At this time, a gain or loss on the cash flow hedge is recognized representing the excess of the cumulative change in the present value of future cash flows of the hedged item. Any ineffective portion of a cash flow hedge is immediately recognized in earnings. The maximum length of time over which the Company hedges the variability in future cash flows for forecasted transactions excluding those forecasted transactions related to the payment of variable interest on existing debt is up to one year from the date of the forecasted transaction. The maximum length of time over which the Company hedges forecasted transactions related to the payment of variable interest on existing debt is the term of the underlying debt.

As of December 31, 2007, the Company had interest rate swaps designated as hedges of forecasted cash flows related to future interest payments for a portion of the $1 billion seven-year term loan due June 13, 2013 ($200 million). These interest rate swaps effectively convert the designated portion of the seven-year term loan from a variable rate instrument to a fixed rate instrument in connection with the Company’s risk management policies. The Company recorded $1 million and less than $1 million of ineffectiveness related to these interest rate swaps for the years ended December 31, 2007 and 2006, respectively. The notional amount of these interest rate swaps was $200 million at December 31, 2007 and 2006. The fair market value of the interest rate swaps was a liability of $7 million and $1 million at December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, the net fair value of foreign currency instruments which are designated as hedges of forecasted cash flows related to the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables or subsidiary dividends were a liability of $1 million and an asset of $8 million, respectively. The notional amounts of foreign currency instruments in equivalent U.S. dollars were $515 million and $884 million at December 31, 2007 and 2006, respectively. The fair value of foreign currency instruments was estimated using current market rates provided by outside quotation services.

The net gain recognized in earnings related to cash flow hedges during the year ended December 31, 2007 was less than $1 million; the net gain realized in December 31, 2006 and 2005 was $4 million and $21 million, respectively. Such amounts are recorded in the Company’s consolidated statements of operations under the classification “Cost of sales.” Within the next 12 months, the Company expects to reclassify approximately $1 million on a pre-tax basis from other comprehensive income (loss) to results from operations as the anticipated underlying transactions occur.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Financial Instruments — (Continued)

Other

Subsequent to the ACH Transactions, the Company’s exposure to market risks from changes in the price of natural gas and copper were substantially reduced. In the second quarter of 2005, the Company discontinued hedge accounting treatment for natural gas and copper forward contracts. Discontinuance of hedge accounting for hedges on transactions that were not expected to occur resulted in a gain of approximately $8 million. These forward contracts were terminated during the third quarter of 2005.

The notional amounts of derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company’s exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices.

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

The fair value of debt excluding related interest rate swaps was approximately $2,655 million at December 31, 2007, based on quoted market prices or current rates for similar debt with the same credit ratings and remaining maturities, compared with a carrying value of $2,838 million. The fair value of debt excluding related interest rate swaps was approximately $2,156 million at December 31, 2006, compared with a carrying value of $2,239 million.

The fair values of the Company’s derivative financial instruments are disclosed above. The carrying amounts of all other financial instruments approximate their fair values because of the relatively short-term maturity of these instruments.

Concentrations of Credit Risk

Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty, and through monitoring counterparty credit risks. The Company’s concentration of credit risk related to derivative contracts at December 31, 2007 was not significant.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Financial Instruments — (Continued)

With the exception of the customers below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at December 31:

	December 31
	2007	2006
Ford and affiliates	18%	20%
Hyundai Motor Company	13%	11%
PSA Peugeot Citroën	11%	12%

Management periodically performs credit evaluations of its customers and generally does not require collateral.

NOTE 20.	Commitments and Contingencies

Commitments

Information Technology Agreement

Prior to January 2003 and since the Company’s separation from Ford, Ford had provided the Company with and charged the Company for many of the Company’s information technology needs. In January 2003, the Company entered into a 10-year outsourcing agreement with International Business Machines (“IBM”) pursuant to which the Company outsources most of its information technology needs on a global basis, including mainframe support services, data centers, customer support centers, application development and maintenance, data network management, desktop support, disaster recovery and web hosting. During 2006, the Company and IBM modified this agreement, resulting in certain changes to the service delivery model and related service charges. The service charges under the outsourcing agreement are expected to aggregate approximately $700 million during the remaining term of the agreement, subject to changes based on the Company’s actual consumption of services to meet its then current business needs. The outsourcing agreement may also be terminated for the Company’s business convenience under the agreement for a scheduled termination fee. Associated expenses were approximately $200 million in both 2007 and 2006.

Operating Leases

At December 31, 2007, the Company had the following minimum rental commitments under non-cancelable operating leases (in millions): 2008 — $48; 2009 — $42; 2010 — $31; 2011 — $16; 2012 — $12; thereafter — $36. Rent expense was $80 million in 2007, $70 million in 2006 and $80 million in 2005.

Debt

Debt, including capital lease obligations, at December 31, 2007, included maturities as follows (in millions): 2008 — $95 million; 2009 — $91 million; 2010 — $629 million; 2011 — $19 million; 2012 — $1 million; thereafter — $2,005 million.

Guarantees

The Company has guaranteed approximately $35 million of debt capacity held by subsidiaries, and $95 million for lifetime lease payments held by consolidated subsidiaries. In addition, at December 31, 2007, the Company has guaranteed certain Tier 2 suppliers’ debt and lease obligations and other third-party service providers’ obligations of up to $2 million, to ensure the continued supply of essential parts.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Commitments and Contingencies — (Continued)

Contingencies

Litigation and Claims

In February 2005, a shareholder lawsuit was filed in the U.S. District Court for the Eastern District of Michigan against the Company and certain current and former officers of the Company. In July 2005, the Public Employees’ Retirement System of Mississippi was appointed as lead plaintiff in this matter. In September 2005, the lead plaintiff filed an amended complaint, which alleges, among other things, that the Company and its independent registered public accounting firm, PricewaterhouseCoopers LLP, made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The named plaintiff seeks to represent a class consisting of purchasers of the Company’s securities during the period between June 28, 2000 and January 31, 2005. Class action status has not yet been certified in this litigation. On August 31, 2006, the defendants’ motion to dismiss the amended complaint for failure to state a claim was granted. The plaintiffs have appealed this decision.

In March 2005, a number of current and former directors and officers were named as defendants in two shareholder derivative suits pending in the State of Michigan Circuit Court for the County of Wayne. As is customary in derivative suits, the Company has been named as a defendant in these actions. As a nominal defendant, the Company is not liable for any damages in these suits nor is any specific relief sought against the Company. The complaints allege that, among other things, the individual defendants breached their fiduciary duties of good faith and loyalty and aided and abetted such breaches during the period between January 23, 2004 and January 31, 2005 in connection with the Company’s conduct concerning, among other things, the matters alleged in the securities class action discussed immediately above. On February 15, 2008 the Court approved the settlement of the shareholder derivative suits and ordered their dismissal with prejudice. Pursuant to the settlement, the Company will, among other things, pay for the defendants’ attorneys’ fees and expenses in the amount of $250,000.

The Company and its current and former directors and officers intend to contest the foregoing lawsuit vigorously. However, at this time the Company is not able to predict with certainty the final outcome of the foregoing lawsuit or its potential exposure with respect to such lawsuit. In the event of an unfavorable resolution of these matters, the Company’s earnings and cash flows in one or more periods could be materially affected to the extent any such loss is not covered by insurance or applicable reserves.

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

	December 31
	2007	2006
	(Dollars in Millions)
Beginning balance	$105	$148
Accruals for products shipped	48	41
Changes in estimates	(16)	1
Settlements	(29)	(85)

Ending balance	$108	$105

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

The Company is aware of contamination at some of its properties and relating to various third-party Superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites. At December 31, 2007, the Company had recorded a reserve of approximately $9 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at December 31, 2007 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate.

NOTE 21.	Segment Information

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21.	Segment Information — (Continued)

The Company revised its reportable segments in the first quarter of 2006. Additionally, pursuant to the ACH Transactions, the Company established and commenced operations of Visteon Services, a centralized administrative function to monitor and facilitate transactions with ACH for the costs of leased employees and other services provided to ACH by the Company. As the activities of Visteon Services do not share similar economic characteristics with the Company’s other business operations, the Company has provided separate disclosure of these operations as of December 31, 2007.

The Company’s reportable segments as of December 31, 2007 are as follows:

Climate — The Company’s Climate product group includes facilities that primarily manufacture climate air handling modules, powertrain cooling modules, climate controls, heat exchangers, compressors, fluid transport, and engine induction systems. Climate accounted for approximately 28%, 26%, and 25% of the Company’s total net sales, excluding ACH and intra-product group eliminations, in 2007, 2006 and 2005, respectively.

Electronics — The Company’s Electronics product group includes facilities that primarily manufacture audio systems, infotainment systems, driver information systems, powertrain and feature control modules, electronic control modules and lighting. Electronics accounted for approximately 30%, 29% and 31% of the Company’s total net sales, excluding ACH and intra-product group eliminations, in 2007, 2006 and 2005, respectively.

Interiors — The Company’s Interiors product group includes facilities that primarily manufacture instrument panels, cockpit modules, door trim and floor consoles. Interiors accounted for approximately 26%, 25% and 27% of the Company’s total net sales, excluding ACH and intra-product group eliminations, in 2007, 2006 and 2005, respectively.

Other — The Company’s Other product group includes facilities that primarily manufacture fuel products, powertrain products, as well as parts sold and distributed to the automotive aftermarket. Other accounted for approximately 11%, 15% and 16% of the Company’s total net sales, excluding ACH and intra-product group eliminations, in 2007, 2006 and 2005, respectively.

Services — The Company’s Services operations provide various transition services in support of divestiture transactions, principally related to the ACH Transactions and Chassis Divestiture. The Company supplies leased personnel and transition services as required by certain agreements entered into by the Company with ACH as a part of the ACH Transactions. Pursuant to the Master Services Agreement and the Salaried Employee Lease Agreement the Company, has agreed to provide ACH with certain information technology, personnel and other services to enable ACH to conduct its business. Services to ACH are provided at a rate approximately equal to the Company’s cost until such time the services are no longer required by ACH or the expiration of the related agreement. In addition to services provided to ACH, the Company has also agreed to provide certain transition services related to the Chassis Divestiture for up to 18 months.

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

The accounting policies for the reportable segments are the same as those described in the Note 2 to the Company’s consolidated financial statements. Key financial measures of income (loss) before income taxes and minority interests and fixed assets reviewed by the Company’s chief operating decision makers are as follows:

	Net Sales			Gross Margin
	Year Ended December 31			Year Ended December 31
	2007	2006	2005	2007	2006	2005
	(Dollars in Millions)

Climate	$3,370	$3,123	$2,931	$233	$170	$175
Electronics	3,528	3,408	3,615	254	364	316
Interiors	3,130	3,004	3,160	68	60	29
Other	1,349	1,819	1,829	32	82	64
Eliminations	(656)	(648)	(1,001)	—	—	—

Total Products	10,721	10,706	10,534	587	676	584
Services	545	547	164	6	5	1

Total Segments	11,266	11,253	10,698	593	681	585
Reconciling Items
ACH	—	—	6,052	—	—	(41)
Corporate	—	—	—	(20)	72	—

Total consolidated	$11,266	$11,253	$16,750	$573	$753	$544

The above amounts include product sales of $4,131 million, $4,791 million and $10,252 million to Ford Motor Company during the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, during 2007 sales to Hyundai/Kia were approximately $1.7 billion, or 15% and sales to Nissan/Renault were approximately $1.2 billion or 11% of the Company’s total product sales.

Segment assets and related expenditures are included in the table below:

	Inventories			Property and Equipment, Net
	Year Ended December 31			Year Ended December 31
	2007	2006	2005	2007	2006	2005

Climate	$197	$161	$153	$947	$962	$882
Electronics	142	135	146	758	796	797
Interiors	56	62	65	528	478	430
Other	100	162	173	62	259	260

Total Products	495	520	537	2,295	2,495	2,369
Reconciling Items
Corporate	—	—	—	498	539	604

Total consolidated	$495	$520	$537	$2,793	$3,034	$2,973

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21.	Segment Information — (Continued)

	Depreciation and Amortization			Capital Expenditures
	Year Ended December 31			Year Ended December 31
	2007	2006	2005	2007	2006	2005

Climate	$151	$129	$152	$147	$174	$243
Electronics	129	109	141	89	78	97
Interiors	62	48	61	88	66	91
Other	29	46	50	13	55	92

Total Products	371	332	404	337	373	523
Reconciling Items
ACH	—	—	90	—	—	62
Corporate	101	98	101	39	—	—

Total consolidated	$472	$430	$595	$376	$373	$585

Reconciling Items

Certain adjustments are necessary to reconcile segment financial information to the Company’s consolidated amounts. Corporate reconciling items are related to the Company’s technical centers, corporate headquarters and other administrative and support functions.

Reclassification

Segment information as of December 31, 2006 has been reclassified to reflect the alignment of the Company’s South American operations with their respective global product groups during the first quarter of 2007.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21.	Segment Information — (Continued)

Financial information segregated by geographic region is as follows:

				Net Property
	Net Sales			and Equipment
	Year Ended December 31			December 31
	2007	2006	2005	2007	2006
	(Dollars in Millions)

Geographic region:
United States	$4,061	$4,468	$10,387	$931	$960
Mexico	55	247	259	69	119
Canada	102	96	139	35	35
Intra-region eliminations	(68)	(94)	(121)	—	—

North America	4,150	4,717	10,664	1,035	1,114
Germany	490	699	656	63	170
France	853	864	967	245	233
United Kingdom	529	460	512	50	109
Portugal	543	554	600	136	130
Spain	658	672	663	122	112
Czech Republic	608	466	422	250	213
Hungary	416	277	228	94	94
Other Europe	235	186	162	45	46
Intra-region eliminations	(231)	(211)	(189)	—	—

Europe	4,101	3,967	4,021	1,005	1,107
Korea	2,204	1,810	1,406	443	450
China	231	231	161	87	82
India	260	257	232	68	77
Japan	236	226	251	16	49
Other Asia	217	159	171	49	43
Intra-region eliminations	(159)	(184)	(192)	—	—

Asia	2,989	2,499	2,029	663	701
South America	528	522	491	90	109
All Other	23	25	23	—	3
Intra-region eliminations	(525)	(477)	(478)	—	—

	$11,266	$11,253	$16,750	$2,793	$3,034

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.	Summary Quarterly Financial Data (Unaudited)

The following tables present summary quarterly financial data.

	2007				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in Millions, Except Per Share Amounts)

Net sales	$2,888	$2,974	$2,546	$2,858	$2,911	$2,957	$2,580	$2,805
Gross margin	117	155	99	202	248	313	52	140
Income (loss) from continuing operations before change in accounting and extraordinary item	(136)	(60)	(109)	(43)	12	44	(171)	(30)
Loss from discounted operations, net of tax	17	7	—	—	5	2	6	9
Income (loss) before change in accounting and extraordinary item	(153)	(67)	(109)	(43)	7	42	(177)	(39)
Net income (loss)	(153)	(67)	(109)	(43)	3	50	(177)	(39)
Per Share Data
Income (loss) from continuing operations before change in accounting and extraordinary item
Basic	$(1.06)	$(0.46)	$(0.84)	$(0.33)	$0.09	$0.34	$(1.33)	$(0.23)
Diluted	$(1.06)	$(0.46)	$(0.84)	$(0.33)	$0.09	$0.34	$(1.33)	$(0.23)
Loss from discontinued operations, net of tax
Basic	$0.13	$0.06	$—	$—	$0.04	$0.01	$0.05	$0.07
Diluted	$0.13	$0.06	$—	$—	$0.04	$0.01	$0.05	$0.07
Income (loss) before change in accounting and extraordinary item
Basic	$(1.19)	$(0.52)	$(0.84)	$(0.33)	$0.05	$0.33	$(1.38)	$(0.30)
Diluted	$(1.19)	$(0.52)	$(0.84)	$(0.33)	$0.05	$0.33	$(1.38)	$(0.30)
Net income (loss) per share
Basic	$(1.19)	$(0.52)	$(0.84)	$(0.33)	$0.02	$0.39	$(1.38)	$(0.30)
Diluted	$(1.19)	$(0.52)	$(0.84)	$(0.33)	$0.02	$0.39	$(1.38)	$(0.30)

2007 Quarterly Financial Data

During 2007, the Company recorded income tax benefits of $91 million related to offsetting pre-tax operating losses against current year pre-tax income from other categories of income or loss, in particular, pre-tax other comprehensive income primarily attributable to foreign currency exchange rates and the re-measurement of pension and OPEB in the U.S., Germany and the UK Of this amount, $37 million was recorded during the fourth quarter of 2007.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.	Summary Quarterly Financial Data (Unaudited) — (Continued)

2006 Quarterly Financial Data

During 2006, the Company recorded income tax benefits of $68 million related to offsetting U.S. pre-tax operating losses against current year U.S. pre-tax other comprehensive income primarily attributable to foreign currency translation. Of this amount, $48 million was recorded during the fourth quarter of 2006.

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

NOTE 23.	Subsequent Events

On February 1, 2008 the Company announced the sale of its non-core North American-based aftermarket underhood and remanufacturing operations including facilities located in Sparta, Tennessee and Reynosa, Mexico (the “NA Aftermarket”). The NA Aftermarket manufactures starters and alternators, radiators, compressors and condensers and also remanufactures steering pumps and gears. This divestiture completes the Company’s exit of its global starters and alternators and steering systems product lines.

The NA Aftermarket generated negative gross margin of approximately $16 million on sales of $133 million for the year-ended December 31, 2007. Total net assets subject to the transaction are $74 million and the Company expects to record a loss of approximately $40 million in the first quarter of 2008.

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

As of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is presented in Item 8 of this Annual Report on Form 10-K along with the report of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, attestation regarding effectiveness of internal control over financial reporting, which are incorporated herein by reference.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

2008 Incentive Plan Awards

On February 22, 2008, the Organization and Compensation Committee (the “Compensation Committee”) of the Board of Directors of the Company approved the performance criteria and relative weighting of each criterion that will be used to determine awards to eligible employees pursuant to the annual incentive program for the 2008 fiscal year (the “2008 Annual Incentive”) and the long-term incentive program for the 2008-2010 performance period (the “2008-2010 Long-Term Incentive”), each in accordance with the terms of the 2004 Incentive Plan.

Pursuant to the 2008 Annual Incentive, certain executives are eligible to receive a cash bonus based on the Company’s financial performance relative to a target free cash flow metric (cash from operations minus capital expenditures, subject to certain adjustments) and a target product quality metric (defects per million as measured by the Company’s OEM customers). 75% of each eligible employee’s award will be based on the free cash flow metric and 25% will be based on the product quality metric. The following table sets forth the 2008 Annual Incentive opportunity for the principal executive and financial officers as well as those current executive officers of the Company that were the “named executive officers” in the Company’s 2007 proxy statement (the “Named Executives”):

Target
2008 Annual Incentive Award as
Name and Position	a Percentage of Base Salary(1)

Michael F. Johnston Chairman and Chief Executive Officer	130%
Donald J. Stebbins President and Chief Operating Officer	90%
William G. Quigley III Executive Vice President and Chief Financial Officer	65%
John Donofrio Senior Vice President and General Counsel	60%

(1)	Payments will be based on the base salary of the recipient as of December 31, 2008. Final payments may be adjusted up to 200% based on the recipient’s individual performance with respect to individual objectives. There is no maximum limit on the amount that may be paid in respect of a 2008 Annual Incentive award, except that the 2004 Incentive Plan limits the amount payable in respect of all performance cash awards to any Named Executive during a calendar year to $10 million.

The 2008-2010 Long-Term Incentive is comprised of several components designed to reward, motivate and retain key employees and to further align the interests of employees with the Company’s long-term business objectives and the interests of stockholders. For the Named Executives, 25% of their total 2008-2010 Long-Term Incentive opportunity is awarded in the form of stock appreciation rights and 50% is awarded in the form of restricted stock units. As a result, on February 22, 2008, the Company granted stock appreciation rights, which may be settled in cash or common stock of the Company at the election of the Company, with an exercise price equal to the average of the high and low trading prices of Company’s common stock on the New York Stock Exchange on such date and vesting in one-third increments on each of January 1, 2009, January 1, 2010 and January 1, 2011, and restricted stock units, which will vest on December 31, 2010 and be paid in cash (or in common stock of the Company under certain circumstances, at the election of the Company) based on the average of the high and low trading prices of Company’s common stock on the New York Stock Exchange on the vesting date.

In addition, 25% of the total 2008-2010 Long-Term Incentive opportunity is awarded in the form of a cash bonus based on the achievement of three successive annual performance metrics. The final bonus amount payable following the conclusion of the three-year performance period is based upon the number of annual metrics achieved, with the achievement of each annual metric representing one-third of the total target award. For the first year of the 2008-2010 Long-Term Incentive, the metric is based on a targeted improvement in administrative and engineering expense. The Compensation Committee has the discretion to modify or adjust the metrics to take into account currency fluctuations and other factors. Except under certain circumstances such as retirement or involuntary termination, an executive must be employed in good standing with the Company at the conclusion of the three-year performance period to be entitled to a bonus payment.

The following table sets forth the total 2008-2010 Long-Term Incentive opportunity for the Named Executives:

Target 2008-2010
Long-Term Incentive Award
Name and Position	as a Percentage of Base Salary(1)

Michael F. Johnston Chairman and Chief Executive Officer	475%
Donald J. Stebbins President and Chief Operating Officer	350%
William G. Quigley III Executive Vice President and Chief Financial Officer	250%
John Donofrio Senior Vice President and General Counsel	175%

(1)	Cash payments will be based on the base salary of the recipient as of December 31 of the fiscal year preceding payment.

2007-2009 Long-Term Incentive Performance Cash Metrics for 2008

In early 2007, the Compensation Committee awarded performance cash opportunities under the 2007-2009 Long-Term Incentive program. Half of this bonus opportunity is based on the achievement of three successive annual “Restructuring” metrics, with the other half based on the achievement of three successive annual “Grow the Business” metrics. The final bonus amount payable following the conclusion of the three-year performance period is based upon the number of annual metrics achieved, with the achievement of each annual metric representing one-third of the total target award. On February 22, 2008, the Compensation Committee approved metrics for the second year of this program. Namely, the Restructuring metric will be based on the accomplishment of restructuring actions at a minimum number of underperforming and non-strategic plants and/or businesses, and the Grow the Business metric will be based on a minimum level of incremental new business wins. The Compensation Committee has the discretion to modify or adjust the metrics to take into account the disposition of businesses and/or facilities and other factors. Except under certain circumstances such as retirement or involuntary termination, an executive must be employed in good standing with the Company at the conclusion of the three-year performance period to be entitled to a bonus payment.

Other Awards

On February 22, 2008, the Compensation Committee also approved the payment of awards to eligible employees under the 2007 annual incentive bonus program based on the achievement of targeted operational and financial metrics. In order to reward certain executives for their individual performance and contributions during 2007, on February 22, 2008, the Compensation Committee made the following additional discretionary bonus awards:

Individual Performance
Name and Position	Enhancement Award

Donald J. Stebbins President and Chief Operating Officer	$85,000
William G. Quigley III Executive Vice President and Chief Financial Officer	$45,000
John Donofrio Senior Vice President and General Counsel	$90,000

On February 22, 2008, the Compensation Committee also approved an award of 100,000 stock options to Mr. Johnston, with an exercise price equal to the average of the high and low trading prices of Company’s common stock on the New York Stock Exchange on such date and vesting on the second anniversary of the grant date.

On February 22, 2008, the Compensation Committee also approved a special incentive program for a limited number of employee participants, including Mr. Johnston, Mr.Stebbins, Mr. Quigley and Mr. Donofrio. Under such program, each of these executives is eligible to receive a bonus equal to his base salary in effect as of December 31, 2009 if the Company achieves a targeted free cash flow metric for 2009.

Amendment to Non-Qualified Benefit Plan

On February 22, 2008, the Compensation Committee approved an amendment to the Company’s Executive Separation Allowance Plan, which provides supplementary early retirement benefits to participants. The amendment modifies the eligibility requirements under the plan to align them with the Company’s other qualified and non-qualified benefit plans. Following the amendment, to be eligible for benefits a participant must, among other requirements, reach the age of 55 and have at least five years of contributory service under the traditional component of the Company’s qualified pension plan; previously, 10 years of service was required.

Director Election

On February 22, 2008, Steven K. Hamp was elected to the Company’s Board of Directors effective as of March 1, 2008. The Company’s press release relating to the foregoing is attached hereto as Exhibit 99.1 and is incorporated herein by reference. Mr. Hamp has been appointed to the Corporate Responsibility and Finance Committees of the Board. Mr. Hamp will receive an annual board retainer paid equally in cash and stock units, each as described in the Company’s 2007 proxy statement. William Clay Ford, Jr., the Executive Chairman of Ford Motor Company, is the brother-in-law of Mr. Hamp. Ford is currently the Company’s largest customer and Ford and the registrant have engaged, and are expected to engage, in a number of commercial and other transactions having values in excess of $120,000 in the ordinary course of their businesses.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth herein, the information required by Item 10 regarding its directors is incorporated by reference from the information under the captions “Item 1. Election of Directors,” “Corporate Governance — Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in its 2008 Proxy Statement. The information required by Item 10 regarding its executive officers appears as Item 4A under Part I of this Annual Report on Form 10-K.

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

The information required by Item 11 is incorporated by reference from the information under the captions “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” in its 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the information under the caption “Stock Ownership” in its 2008 Proxy Statement.

The following table summarizes information as of December 31, 2007 relating to its equity compensation plans pursuant to which grants of stock options, stock appreciation rights, stock rights, restricted stock, restricted stock units and other rights to acquire shares of its common stock may be made from time to time.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (excluding
	Outstanding Options,	Options, Warrants	securities reflected in
Plan Category	Warrants and Rights (a) (1)	and Rights (b)	column (a))(c) (2)

Equity compensation plans approved by security holders	12,927,920	$10.80	8,971,581
Equity compensation plans not approved by security holders	—		—

Total	12,927,920	10.80	8,971,581

(1)	Excludes 92,500 unvested shares of restricted common stock issued pursuant to the Visteon Corporation 2004 Incentive Plan. Also excludes stock appreciation rights and restricted stock units issued pursuant to the Visteon Corporation 2004 Incentive Plan and Employees Equity Incentive Plan that by their terms may only be settled in cash.

(2)	Excludes an indefinite number of deferred stock units that may be awarded under the Visteon Corporation Non-Employee Director Stock Unit Plan, which units may be settled in cash or shares of the Company’s common stock. Such Plan provides for an annual, automatic grant of stock units worth $70,000 to each non-employee director of the Company. There is no maximum number of securities that may be issued under this Plan, however, the Plan will terminate on May 12, 2014 unless earlier terminated by the Board of Directors. This Plan was approved by stockholders on May 10, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the information under the captions “Corporate Governance — Director Independence” and “Transactions with Related Persons” in its 2008 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the information under the captions “Audit Fees” and “Audit Committee Pre-Approval Process and Policies” in its 2008 Proxy Statement.

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

(b) The exhibits listed on the “Exhibit Index” on pages 141-146 are filed with this Annual Report on Form 10-K or incorporated by reference as set forth therein.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Board of Directors and Shareholders
Visteon Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 22, 2008 appearing in this Annual Report on Form 10-K of Visteon Corporation also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 22, 2008

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2007	2006	2005
	(Dollars in Millions)

Net sales	$1,249	$1,316	$7,603
Cost of sales	1,661	1,746	9,795
Other expenses	872	828	775
Gain on ACH Transactions	—	—	1,912
Equity in net income of consolidated subsidiaries and non-consolidated affiliates	826	1,021	758

Loss from continuing operations before income taxes	(458)	(237)	(297)
Benefit from income taxes	(86)	(74)	(28)
Loss from discontinued operations	—	—	1

Net loss	$(372)	$(163)	$(270)

See accompanying notes to condensed financial information of the parent company.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

CONDENSED BALANCE SHEETS

	December 31
	2007	2006
	(Dollars in Millions)

ASSETS
Cash and equivalents	$1,173	$387
Due from consolidated subsidiaries	4,391	3,027
Accounts receivable, net	137	197
Inventories, net	45	22
Equity in net assets of subsidiaries and affiliates	8,406	7,046
Property and equipment, net	280	225
Other assets	77	57

Total assets	$14,509	$10,961

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Debt	$2,516	$2,005
Due to consolidated subsidiaries	11,086	8,050
Other liabilities	997	1,094
Shareholders’ deficit
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 130 million and 129 million shares outstanding, respectively)	131	131
Stock warrants	127	127
Additional paid in capital	3,406	3,398
Accumulated other comprehensive income (loss) and other	262	(238)
Accumulated deficit	(4,016)	(3,606)

Total shareholders’ deficit	(90)	(188)

Total liabilities and shareholders’ deficit	$14,509	$10,961

See accompanying notes to condensed financial information of the parent company.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006	2005
	(Dollars in Millions)

Net cash provided from (used by) operating activities	$376	$(383)	$(141)
Investing Activities
Capital expenditures	(66)	(27)	(86)
Cash proceeds from ACH transactions		—	296
Other, including proceeds from asset disposals	1	(1)	12

Cash (used by) provided from investing activities	(65)	(28)	222
Financing Activities
Other short-term debt, net	—	(347)	278
Proceeds from issuance of other debt, net of issuance costs	496	1,329	—
Repurchase of unsecured debt securities	—	(141)	(250)
Principal payments on other debt	(7)	(358)	(8)
Other, including book overdrafts	(14)	1	1

Net cash provided from financing activities	475	484	21

Net increase in cash and equivalents	786	73	102
Cash and equivalents at beginning of year	387	314	212

Cash and equivalents at end of year	$1,173	$387	$314

Supplemental cash flow information:
Cash dividends received from consolidated subsidiaries	$3	$14	$97
Cash dividends received from non-consolidated affiliates	$—	$—	$2

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

Other liabilities:  Pension liabilities and other postretirement employee benefits of $106 and $151, respectively for 2007 and $141 and $155, respectively for 2006, are included in “Other liabilities.”

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

NOTES TO CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

Note 2.	Debt

Short and long-term debt consisted of the following:

		Weighted
		Average
		Interest Rate		Book Value
	Maturity	2007	2006	2007	2006
	(Dollars in Millions)

Short-term debt
Current portion of long-term debt		7.6%	7.6%	$6	$6

Long-term debt
8.25% notes due August 1, 2010	2010	8.4%	8.4%	553	550
Term loan due June 13, 2013	2013	8.5%	8.5%	1,000	1,000
Term loan due December 13, 2013	2013	8.6%	—	500	—
7.00% notes due March 10, 2014	2014	7.7%	7.4%	449	439
Other	2008-2025	7.6%	7.6%	8	10

Total long-term debt				2,510	1,999

Total debt				$2,516	$2,005

Aggregate annual maturities of debt, including capital lease obligations at December 31, 2007, were as follows (in millions): 2008 — $6 million; 2009 — $4 million; 2010 — $553 million; 2011 — $1 million; thereafter — $1,952 million.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	(Benefits)/			Balance
	Beginning	Charges to			at End
	of Year	Income	Deductions (a)	Other (b)	of Year
	(Dollars in Millions)

Year Ended December 31, 2007:
Allowance for doubtful accounts	$44	$(19)	$(7)	$—	$18
Valuation allowance for deferred taxes	2,103	160	—	(161)	2,102
Year Ended December 31, 2006:
Allowance for doubtful accounts	$77	$4	$(20)	$(17)	$44
Valuation allowance for deferred taxes	1,961	178	—	(36)	2,103
Year Ended December 31, 2005:
Allowance for doubtful accounts	$44	$45	$(12)	$—	$77
Valuation allowance for deferred taxes	1,949	155	—	(143)	1,961

(a)	Deductions represent uncollectible accounts charged off.

(b)	Valuation allowance for deferred taxes

Other represents adjustments recorded through other comprehensive income. Other also includes adjustments to the Company’s U.S. residual tax liability on assumed repatriation of foreign earnings and tax return true-up adjustments, both of which impact deferred taxes and the related valuation allowances. In 2007, other also includes adjustments related to the deferred tax attributes adjusted for uncertain tax positions carrying a full valuation allowance.

Allowance for doubtful accounts

Other represents a reduction of allowance amounts upon entering into the European securitization agreement as those receivables are recorded at fair value.

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

10	.5.2	Form of Terms and Conditions of Nonqualified Stock Options is incorporated herein by reference to Exhibit 10.5.2 to the Quarterly Report on Form 10-Q of Visteon dated November 8, 2007.*

Exhibit
Number		Exhibit Name

10	.5.3	Form of Terms and Conditions of Restricted Stock Grants is incorporated herein by reference to Exhibit 10.5.2 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10	.5.4	Form of Terms and Conditions of Restricted Stock Units is incorporated herein by reference to Exhibit 10.5.3 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10	.5.5	Form of Terms and Conditions of Stock Appreciation Rights is incorporated herein by reference to Exhibit 10.5.4 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10.6		Form of Revised Change in Control Agreement is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2000.*
10	.6.1
Form of Amendment to Revised Change in Control Agreement constituting Exhibit 10.6 hereto is incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.*

10	.6.2
Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.6 and Amendment to Revised Change of Control Agreement constituting Exhibit 10.6.1 hereto entered into by Visteon with Messrs. Johnston, Stebbins, Donofrio, and Quigley and Ms. Stephenson.*

10.7
Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*

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

10.14		Reserved
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

10	.17.2
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

Exhibit
Number		Exhibit Name

10	.18.1
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

10.19		Reserved
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

10.22		Visteon Corporation Non-Employee Director Stock Unit Plan is incorporated herein by reference to Appendix D to the Proxy Statement of Visteon dated March 30, 2006.*
10.23		Settlement Agreement, dated as of July 27, 2007 between Visteon Systemes Interieurs, Visteon and Joel Coque (unofficial translation).*
10.24		Visteon Executive Severance Plan is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.25		Form of Executive Retiree Health Care Agreement is incorporated herein by reference to Exhibit 10.28 to the Current Report on Form 8-K of Visteon dated December 9, 2004.*
10	.25.1
Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.25 hereto entered into by Visteon with Messrs. Johnston and Stebbins and Ms. D. Stephenson.*

10.26
Contribution Agreement, dated as of September 12, 2005, between Visteon and VHF Holdings, Inc. is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.

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

21.1	Subsidiaries of Visteon.
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated February 22, 2008.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated February 22, 2008.
32.1	Section 1350 Certification of Chief Executive Officer dated February 22, 2008.
32.2	Section 1350 Certification of Chief Financial Officer dated February 22, 2008.
99.1	Press release dated February 22, 2008.

†	Portions of these exhibits have been redacted pursuant to confidential treatment requests filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

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
Michael F. Johnston
Date: February 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 22, 2008, by the following persons on behalf of Visteon Corporation and in the capacities indicated.

Signature		Title

/s/ Michael F. Johnston Michael F. Johnston		Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ William G. Quigley III William G. Quigley III		Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Michael J. Widgren Michael J. Widgren		Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ William H. Gray, III* William H. Gray, III		Director

/s/ Patricia L. Higgins* Patricia L. Higgins		Director

/s/ Karl J. Krapek* Karl J. Krapek		Director

/s/ Charles L. Schaffer* Charles L. Schaffer		Director

/s/ Donald J. Stebbins* Donald J. Stebbins		Director, President and Chief Operating Officer

/s/ Richard J. Taggart* Richard J. Taggart		Director

/s/ James D. Thornton* James D. Thornton		Director

/s/ Kenneth B. Woodrow* Kenneth B. Woodrow		Director

*By:	/s/ William G. Quigley III William G. Quigley III Attorney-in-Fact