Form 10-Q
period 2008-03-31
VISTEON CORP
filed 2008-04-30
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008, or

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

As of April 24, 2008, the Registrant had outstanding 130,828,622 shares of common stock, par value $1.00 per share.

Exhibit index located on page number 44.

VISTEON CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

INDEX

Page No.

Part I — Financial Information
Item 1 — Financial Statements
Report of Independent Registered Public Accounting Firm	2
Consolidated Statements of Operations	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3 — Quantitative and Qualitative Disclosures about Market Risk	39
Item 4 — Controls and Procedures	41
Part II — Other Information
Item 1 — Legal Proceedings	42
Item 1A — Risk Factors	42
Item 6 — Exhibits	42
Signatures	43
Exhibit Index	44
Term Sheet dated July 31, 2000
Form of Terms and Conditions of Stock Appreciation Rights
Form of Terms and Conditions of Restricted Stock Units
Form of Revised Change in Control Agreement
Visteon Corporation Deferred Compensation Plan
Trust Agreement dated as of February 7, 2003
Third Amendment to Credit Agreement
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

We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its subsidiaries as of March 31, 2008 and the related consolidated statements of operations for each of the three-month periods ended March 31, 2008 and March 31, 2007 and the consolidated statements of cash flows for the three-month periods ended March 31, 2008 and March 31, 2007. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, shareholders’ deficit and of cash flows for the year then ended (not presented herein), and in our report dated February 22, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
April 30, 2008

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Months Ended
	March 31
	2008	2007
	(Dollars in Millions, Except Per Share Data)

Net sales
Products	$2,739	$2,758
Services	121	130

	2,860	2,888

Cost of sales
Products	2,545	2,643
Services	120	128

	2,665	2,771

Gross margin	195	117

Selling, general and administrative expenses	148	169
Restructuring expenses	46	25
Reimbursement from Escrow Account	24	35
Asset impairments and loss on divestiture	40	40

Operating loss	(15)	(82)

Interest expense	57	49
Interest income	15	9
Equity in net income of non-consolidated affiliates	15	9

Loss from continuing operations before income taxes and minority interests	(42)	(113)

Provision for income taxes	51	17
Minority interests in consolidated subsidiaries	12	6

Net loss from continuing operations	(105)	(136)
Loss from discontinued operations, net of tax	—	17

Net loss	$(105)	$(153)

Basic and Diluted Per Share Data:

Loss from continuing operations	$(0.81)	$(1.06)
Loss from discontinued operations, net of tax	$—	$(.13)

Net loss per share	$(0.81)	$(1.19)

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31	December 31
	2008	2007
	(Dollars in Millions)

ASSETS
Cash and equivalents	$1,613	$1,758
Accounts receivable, net	1,215	1,150
Interests in accounts receivable transferred	491	434
Inventories, net	484	495
Other current assets	281	235

Total current assets	4,084	4,072

Property and equipment, net	2,778	2,793
Equity in net assets of non-consolidated affiliates	240	218
Other non-current assets	126	122

Total assets	$7,228	$7,205

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$103	$95
Accounts payable	1,851	1,766
Accrued employee liabilities	270	316
Other current liabilities	400	351

Total current liabilities	2,624	2,528

Long-term debt	2,741	2,745
Postretirement benefits other than pensions	622	624
Employee benefits, including pensions	523	530
Deferred income taxes	160	147
Other non-current liabilities	409	428
Minority interests in consolidated subsidiaries	285	293

Shareholders’ deficit
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 131 million and 130 million shares outstanding, respectively)	131	131
Stock warrants	127	127
Additional paid-in capital	3,406	3,406
Accumulated deficit	(4,128)	(4,016)
Accumulated other comprehensive income	333	275
Other	(5)	(13)

Total shareholders’ deficit	(136)	(90)

Total liabilities and shareholders’ deficit	$7,228	$7,205

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Months Ended
	March 31
	2008	2007
	(Dollars in Millions)

Operating activities
Net loss	$(105)	$(153)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	115	121
Asset impairments and loss on divestiture	40	50
(Gain) loss on asset sales	(14)	3
Equity in net income of non-consolidated affiliates, net of dividends remitted	(15)	(9)
Other non-cash items	(7)	16
Changes in assets and liabilities:
Accounts receivable and retained interests	(96)	(153)
Inventories	(30)	(23)
Accounts payable	80	63
Other assets and liabilities	(94)	(46)

Net cash used by operating activities	(126)	(131)

Investing activities
Capital expenditures	(74)	(64)
Proceeds from divestiture and asset sales	52	7

Net cash used by investing activities	(22)	(57)

Financing activities
Short-term debt, net	—	2
Proceeds from issuance of debt, net of issuance costs	12	1
Principal payments on debt	(15)	(4)
Other, including book overdrafts	(9)	2

Net cash (used by) provided from financing activities	(12)	1
Effect of exchange rate changes on cash	15	2

Net decrease in cash and equivalents	(145)	(185)
Cash and equivalents at beginning of year	1,758	1,057

Cash and equivalents at end of period	$1,613	$872

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Description of Business and Company Background

Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of climate, interiors, electronics and other automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”). Headquartered in Van Buren Township, Michigan, Visteon has a workforce of approximately 40,000 employees and a network of manufacturing operations, technical centers, sales offices and joint ventures in every major geographic region of the world.

The Company was incorporated in Delaware in January 2000 as a wholly-owned subsidiary of Ford Motor Company (“Ford” or “Ford Motor Company”). Subsequently, Ford transferred the assets and liabilities comprising its automotive components and systems business to Visteon. The Company separated from Ford on June 28, 2000 when all of the Company’s common stock was distributed by Ford to its shareholders. On October 1, 2005, the Company sold Automotive Components Holdings, LLC, an indirect, wholly-owned subsidiary of the Company to Ford (“ACH Transactions”).

The Company continues to transact a significant amount of commercial activity with Ford. The financial statement impact of these commercial activities is summarized in the table below as adjusted for discontinued operations.

	Three-Months Ended
	March 31
	2008	2007
	(Dollars in Millions)

Product sales	$978	$1,162
Services revenues	$115	$130

	March 31	December 31
	2008	2007
	(Dollars in Millions)

Accounts receivable, net	$306	$277
Postretirement employee benefits	$120	$121

Additionally, as of March 31, 2008 and December 31, 2007, the Company transferred approximately $185 million and $154 million, respectively, of Ford receivables under a European receivables securitization program.

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

These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows of the Company for the interim periods presented. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC. Interim results are not necessarily indicative of full year results.

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

Revenue Recognition:  The Company records revenue when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured. The Company delivers product and records revenue pursuant to commercial agreements with its customers generally in the form of an approved purchase order, including the effects of contractual customer price productivity. The Company does negotiate discrete price changes with its customers, which are generally the result of unique commercial issues between the Company and its customers and are generally the subject of specific negotiations between the Company and its customers. The Company records amounts associated with discrete price changes as a reduction to revenue when specific facts and circumstances indicate that a price reduction is probable and the amounts are reasonably estimable. The Company records amounts associated with discrete price changes as an increase to revenue upon execution of a legally enforceable contractual agreement and when collectibility is reasonably assured.

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

Fair Value Measurements:  The Company uses fair value measurements in the preparation of its financial statements, which utilize various inputs including those that can be readily observable, corroborated or generally unobservable. The Company utilizes market-based data and valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, the Company applies assumptions that market participants would use in pricing an asset or liability, including assumptions about risk.

Recent Accounting Pronouncements:  In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement requires disclosure of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Basis of Presentation — (Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” and Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment to ARB No. 51.” These statements change the accounting and reporting for business combination transactions and minority interests in consolidated financial statements. These statements are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of these statements on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits measurement of financial instruments and certain other items at fair value. The Company adopted this statement effective January 1, 2008 and has not elected the permitted fair value measurement provisions of this statement.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” This statement, which became effective January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company adopted the requirements of SFAS 157 as of January 1, 2008 without a material impact on its consolidated financial statements, as more fully disclosed in Note 17, “Fair Value Measurements.” In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP 157-2.

NOTE 3.	Discontinued Operations

In March 2007, the Company entered into a Master Asset and Share Purchase Agreement (“MASPA”) to sell certain assets and liabilities associated with the Company’s chassis operations (the “Chassis Divestiture”). The Company’s chassis operations were primarily comprised of suspension, driveline and steering product lines and included facilities located in Dueren and Wuelfrath, Germany, Praszka, Poland and Sao Paulo, Brazil. Collectively, these operations recorded sales for the year ended December 31, 2006 of approximately $600 million. The Chassis Divestiture, while representing a significant portion of the Company’s chassis operations, did not result in the complete exit of any of the affected product lines.

Effective May 31, 2007, the Company ceased to produce brake components at its Swansea, UK facility, which resulted in the complete exit of the Company’s global suspension product line. Accordingly, the results of operations of the Company’s global suspension product line have been reclassified to “Loss from discontinued operations, net of tax” in the consolidated statements of operations for the three-month period ended March 31, 2007.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Discontinued Operations — (Continued)

A summary of the results of discontinued operations is provided in the table below.

Three-Months Ended
March 31, 2007
(Dollars in Millions)

Net product sales	$39
Cost of sales	45

Gross margin	(6)
Selling, general and administrative expenses	1
Asset impairments	10
Restructuring expenses	6
Reimbursement from Escrow Account	6

Loss from discontinued operations, net of tax	$17

NOTE 4.	Restructuring Activities

The Company has undertaken various restructuring activities to achieve its strategic and financial objectives. Restructuring activities include, but are not limited to, plant closures, production relocation, administrative cost structure realignment and consolidation of available capacity and resources. The Company expects to finance restructuring programs through cash reimbursement from an escrow account established pursuant to the ACH Transactions, from cash on hand, from cash generated from its ongoing operations, or through cash available under its existing debt agreements, subject to the terms of applicable covenants.

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

The following table provides a reconciliation of amounts available in the escrow account.

	Three-Months Ended	Inception through
	March 31, 2008	March 31, 2008
	(Dollars in Millions)

Beginning escrow account available	$144	$400
Add: Investment earnings	1	33
Deduct: Disbursements for restructuring costs	(22)	(310)

Ending escrow account available	$123	$123

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Restructuring Activities — (Continued)

Approximately $24 million and $22 million of amounts receivable from the escrow account were classified in “Other current assets” in the Company’s consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively.

2008 Restructuring Actions

During the first quarter of 2008, the Company recorded restructuring expenses of approximately $46 million under the previously announced multi-year improvement plan, including the following significant actions:

•	$23 million of employee severance and termination benefit costs associated with approximately 20 salaried and 280 hourly employees at a European Interiors facility.

•	$13 million of employee severance and termination benefit costs to reduce its salaried workforce in higher cost countries. These costs are associated with approximately 120 salaried employees.

•	$5 million of contract termination charges related to the closure of a European Other facility.

Utilization for the three-months ended March 31, 2008 includes $47 million of payments for severance and other employee termination benefits, $4 million of special termination benefits reclassified to pension and other postretirement employee benefits, where such payments are made from the Company’s benefit plans and $2 million of contract termination, equipment relocation and other costs.

The Company currently estimates that the total cash cost associated with the multi-year improvement plan will be approximately $555 million. However, the Company continues to achieve targeted cost reductions associated with the multi-year improvement plan at a lower cost than expected due to higher levels of employee attrition and lower per employee severance cost resulting from changes to certain employee benefit plans. The Company anticipates that approximately $420 million of cash costs incurred under the multi-year improvement plan will be reimbursed from the escrow account pursuant to the terms of the Escrow Agreement. While the Company anticipates full utilization of funds available under the Escrow Agreement, any amounts remaining in the escrow account after December 31, 2012 will be disbursed to the Company pursuant to the terms of the Escrow Agreement. It is possible that actual cash restructuring costs could vary significantly from the Company’s current estimates resulting in unexpected costs in future periods. Generally, charges are recorded as elements of the plan are finalized and the timing of activities and the amount of related costs are not likely to change.

The Company has incurred $321 million in cumulative restructuring costs related to the multi-year improvement plan including $116 million, $115 million, $59 million and $31 million for the Other, Interiors, Climate and Electronics product groups, respectively. Substantially all restructuring expenses recorded to date relate to employee severance and termination benefit costs and are classified as “Restructuring expenses” on the consolidated statements of operations. As of March 31, 2008, the restructuring reserve balance of $109 million is entirely attributable to the multi-year improvement plan.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Restructuring Activities — (Continued)

Restructuring Reserves

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three-months ended March 31, 2008.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2007	$58	$23	$7	$24	$112
Expenses	25	1	1	19	46
Currency exchange	4	—	—	—	4
Utilization	(18)	(20)	—	(15)	(53)

March 31, 2008	$69	$4	$8	$28	$109

NOTE 5.	Asset Impairments and Loss on Divestiture

Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets and intangible assets subject to amortization be reviewed for impairment when certain indicators of impairment are present. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. Generally, when impairment exists the long-lived assets are adjusted to their respective fair values. During the three-month periods ended March 31, 2008 and 2007, the Company recorded asset impairment charges of $21 million and $40 million, respectively, to adjust certain long-lived assets to their estimated fair values.

2008 Impairment and Loss on Divestiture

During the first quarter of 2008, the Company announced the sale of its North American-based aftermarket underhood and remanufacturing operations including facilities located in Sparta, Tennessee and Reynosa, Mexico (the “NA Aftermarket”). The NA Aftermarket manufactures starters and alternators, radiators, compressors and condensers and also remanufactures steering pumps and gears. These operations recorded sales for the year ended December 31, 2007 of approximately $133 million and generated a negative gross margin of approximately $16 million. During the first quarter of 2008, the Company determined that long-lived assets subject to the NA Aftermarket Divestiture met the “held for sale” criteria of SFAS 144. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in an asset impairment charge of approximately $21 million. The Company also recorded a $19 million loss on the disposition of the NA Aftermarket.

2007 Impairment Charges

During the first quarter of 2007, the Company determined that long-lived assets subject to the Chassis Divestiture met the “held for sale” criteria of SFAS 144. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in an asset impairment charge of approximately $17 million.

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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Asset Impairments and Loss on Divestiture — (Continued)

Additionally during the first quarter of 2007 the Company entered into an agreement to sell an Electronics building located in Japan. The Company determined that the building met the “held for sale” criteria of SFAS 144 and was recorded at the lower of carrying value or fair value less cost to sell, which resulted in an asset impairment charge of approximately $7 million.

NOTE 6.	Asset Securitization

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

Transfers under the European Securitization, for which the Company receives consideration other than a beneficial interest, are accounted for as “true sales” under the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and are removed from the balance sheet. Transfers under the European Securitization, for which the Company receives a beneficial interest are not removed from the balance sheet and total $491 million and $434 million as of March 31, 2008 and December 31, 2007, respectively. Such amounts are recorded at fair value and are subordinated to the interests of third-party lenders. Securities representing the Company’s retained interests are accounted for as trading securities under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Availability of funding under the European Securitization depends primarily upon the amount of trade receivables reduced by outstanding borrowings under the program and other characteristics of those trade receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of March 31, 2008, approximately $267 million of the Company’s transferred trade receivables were considered eligible for borrowing under this facility, $105 million was outstanding and $162 million was available for funding. The Company recorded losses of $2 million and $1 million for the three-months ended March 31, 2008 and 2007, respectively, related to trade receivables sold under the European Securitization.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Asset Securitization — (Continued)

The table below provides a reconciliation of changes in interests in accounts receivable transferred for the period.

	March 31
	2008	2007
	(Dollars in Millions)

Beginning balance	$434	$482
Receivables transferred	814	1,018
Proceeds from new securitizations	—	(41)
Proceeds from collections reinvested in securitization	(137)	(141)
Cash flows received on interest retained	(650)	(750)
Currency exchange	30	6

Ending balance	$491	$574

NOTE 7.	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of inventories is provided below:

	March 31	December 31
	2008	2007
	(Dollars in Millions)

Raw materials	$174	$159
Work-in-process	228	224
Finished products	126	160

	528	543
Valuation reserves	(44)	(48)

	$484	$495

NOTE 8.	Other Assets

Other current assets are summarized as follows:

	March 31	December 31
	2008	2007
	(Dollars in Millions)

Recoverable taxes	$119	$88
Current deferred tax assets	46	47
Prepaid assets	36	28
Deposits	28	30
Escrow receivable	24	22
Other	28	20

	$281	$235

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Other Assets — (Continued)

Other non-current assets are summarized as follows:

	March 31	December 31
	2008	2007
	(Dollars in Millions)

Non-current deferred tax assets	$38	$39
Unamortized debt costs and other intangible assets	32	33
Notes and other receivables	11	11
Other	45	39

	$126	$122

NOTE 9.	Non-Consolidated Affiliates

The Company had $240 million and $218 million of equity in the net assets of non-consolidated affiliates at March 31, 2008 and December 31, 2007, respectively. The Company recorded equity in net income of non-consolidated affiliates of $15 million and $9 million for the three-months ended March 31, 2008 and 2007, respectively.

The following table presents summarized financial data for the Company’s non-consolidated affiliates. The amounts included in the table below represent 100% of the results of operations of the Company’s non-consolidated affiliates accounted for under the equity method. Yanfeng Visteon Automotive Trim Systems Co., Ltd (“Yanfeng”), of which the Company owns a 50% interest, is considered a significant non-consolidated affiliate.

Summarized financial data for the three-month periods ended March 31 are as follows:

	Net Sales		Gross Margin		Net Income
	2008	2007	2008	2007	2008	2007
	(Dollars in Millions)

Yanfeng	$269	$185	$49	$30	$20	$13
All other	210	170	24	23	10	5

	$479	$355	$73	$53	$30	$18

The Company’s share of net assets and net income is reported in the consolidated financial statements as “Equity in net assets of non-consolidated affiliates” on the consolidated balance sheets and “Equity in net income of non-consolidated affiliates” on the consolidated statements of operations. Included in the Company’s accumulated deficit is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $115 million and $99 million at March 31, 2008 and December 31, 2007, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Property and Equipment

Property and equipment is stated at cost and is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of Property and equipment, net is provided below:

	March 31	December 31
	2008	2007
	(Dollars in Millions)

Land	$93	$95
Buildings and improvements	1,077	1,083
Machinery, equipment and other	3,928	3,894
Construction in progress	138	146

Total property and equipment	5,236	5,218
Accumulated depreciation	(2,591)	(2,573)

	2,645	2,645
Product tooling, net of amortization	133	148

Property and equipment, net	$2,778	$2,793

Depreciation and amortization expenses are summarized as follows:

	Three-Months Ended March 31
	2008	2007
	(Dollars in Millions)

Depreciation	$104	$109
Amortization	11	12

	$115	$121

The Company recorded approximately $15 million and $10 million of accelerated depreciation expense during the three-month periods ended March 31, 2008 and 2007, respectively, representing the shortening of estimated useful lives of certain assets (primarily machinery and equipment) in connection with the Company’s restructuring activities.

NOTE 11.	Other Liabilities

Other current liabilities are summarized as follows:

	March 31	December 31
	2008	2007
	(Dollars in Millions)

Restructuring accrual	$109	$87
Product warranty and recall accrual	55	54
Non-income taxes payable	45	34
Accrued interest payable	36	62
Income taxes payable	25	13
Other accrued liabilities	130	101

	$400	$351

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Other Liabilities — (Continued)

Other non-current liabilities are summarized as follows:

	March 31	December 31
	2008	2007
	(Dollars in Millions)

Income tax accrual	$171	$154
Non-income taxes payable	78	80
Deferred income	65	63
Product warranty and recall accrual	55	54
Restructuring accrual	—	25
Other accrued liabilities	40	52

	$409	$428

NOTE 12.	Debt

Short-term and long-term debt including the fair value of related interest rate swaps are as follows:

	March 31	December 31
	2008	2007
	(Dollars in Millions)

Short-term debt
Current portion of long-term debt	$43	$44
Other — short-term	60	51

Total short-term debt	$103	$95

Long-term debt
8.25% notes due August 1, 2010	$556	$553
Term loan due June 13, 2013	1,000	1,000
Term loan due December 13, 2013	500	500
7.00% notes due March 10, 2014	458	449
Other	227	243

Total long-term debt	2,741	2,745

Total debt	$2,844	$2,840

Fair value of total debt was $2,245 million and $2,542 as of March 31, 2008 and December 31, 2007, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Employee Retirement Benefits

The components of the Company’s net periodic benefit costs for the three-months ended March 31, 2008 and 2007 are as follows:

	Retirement Plans
			Non-U.S.		Health Care and Life
	U.S. Plans		Plans		Insurance Benefits
	2008	2007	2008	2007	2008	2007
	(Dollars in Millions)

Service cost	$5	$7	$5	$8	$1	$2
Interest cost	18	18	18	19	8	8
Expected return on plan assets	(21)	(19)	(14)	(14)	—	—
Amortization of:
Plan amendments	—	1	1	1	(8)	(11)
Actuarial losses and other	—	—	1	3	3	4
Settlements	—	—	—	17	—	—
Curtailments	1	10	(1)	—	(4)	(6)

Visteon sponsored plan net periodic benefit costs	3	17	10	34	—	(3)
Expense for certain salaried employees whose pensions are partially covered by Ford	(2)	—	—	—	(1)	(1)

Net periodic benefits costs, excluding restructuring	$1	$17	$10	$34	$(1)	$(4)

Special termination benefits	$1	$2	$3	$—	$—	$—

Total employee retirement benefit related restructuring costs	$1	$2	$3	$—	$—	$—

Curtailments and Settlements

During the first quarter of 2008 the Company recorded curtailment gains of $4 million related to elimination of employee benefits associated with a U.S. other postretirement benefit (“OPEB”) plan in connection with employee headcount reductions under previously announced restructuring actions.

During the first quarter of 2007 the Company recorded curtailment losses of $10 million and a curtailment gain of $6 million reflecting the reduction in expected years of future service in certain employee retirement benefit plans. Additionally, during the first quarter of 2007 the Company recorded settlement losses of $17 million related to employee retirement benefit obligations under Canadian retirement plans for employees of the Markham, Ontario facility which was closed in 2002.

Retirement Benefit Related Restructuring Expenses

In addition to retirement benefit expenses, the Company recorded $4 million and $2 million for the three-months ended March 31, 2008 and 2007, respectively for retirement benefit related restructuring charges. Such charges generally relate to special termination benefits and voluntary termination incentives, resulting from various restructuring actions as described in Note 4 “Restructuring Activities”. Retirement benefit related restructuring charges are initially classified as restructuring expenses and are subsequently reclassified to retirement benefit expenses.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Employee Retirement Benefits — (Continued)

Contributions

During the three-month period ended March 31, 2008, contributions to the Company’s U.S. retirement plans and postretirement health care and life insurance plans were $5 million and $8 million, respectively, and contributions to non-U.S. retirement plans were $11 million. The Company anticipates additional contributions to its U.S. retirement plans and postretirement health care and life insurance plans of $13 million and $28 million, respectively, in 2008. The Company also anticipates additional 2008 contributions to non-U.S. retirement plans of $63 million.

Other

In accordance with the adoption of Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, the Company re-measured plan assets and obligations as of January 1, 2007. As a result, the Company recorded a reduction to the pension liability of approximately $120 million, a reduction of the OPEB liability of approximately $90 million and an increase to accumulated other comprehensive income of approximately $210 million. The Company also adjusted the January 1, 2007 retained earnings balance by approximately $34 million, representing the net periodic benefit costs for the period between September 30, 2006 and January 1, 2007 that would have been recognized on a delayed basis during the first quarter of 2007 absent the change in measurement date.

NOTE 14.	Income Taxes

Provision for Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against loss from continuing operations before income taxes and minority interests, excluding equity in net income of non-consolidated affiliates for the period. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company’s operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. The Company’s provision for income tax of $51 million for the three-month period ended March 31, 2008 reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits and certain non-recurring and other discrete tax items.

The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will continue to cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries, which include the UK and Germany, will be maintained until sufficient positive evidence exists to reduce or eliminate them.

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

The Company’s gross unrecognized tax benefits at March 31, 2008 were approximately $254 million and the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were approximately $133 million. The gross unrecognized tax benefits differ from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions will not impact the effective tax rate in current or future periods. During the first quarter of 2008, the Company increased its gross unrecognized tax benefits by approximately $25 million primarily as a result of certain positions expected to be taken in future tax returns, of which, $13 million would impact the effective tax rate if the unrecognized tax benefits were recognized.

It is reasonably possible that the amount of the Company’s unrecognized tax benefits may change within the next twelve months as a result of settlement of ongoing audits or for changes in judgment as new information becomes available related to positions expected to be taken in future tax returns, primarily related to transfer pricing initiatives. An estimate of the range of reasonably possible outcomes cannot be made at this time. Further, substantially all of the Company’s unrecognized tax benefits relate to uncertain tax positions that are not currently under review by taxing authorities, and the Company is unable to specify the future periods in which it may be obligated to settle such amounts.

The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Estimated interest and penalties related to the potential underpayment of income taxes totaled $3 million for the three-months ended March 31, 2008. As of March 31, 2008, the Company had approximately $37 million of accrued interest and penalties related to uncertain tax positions.

NOTE 15.	Comprehensive Loss

Comprehensive loss, net of tax is summarized below:

	Three-Months Ended
	March 31
	2008	2007
	(Dollars in Millions)

Net loss	$(105)	$(153)
Pension and other postretirement benefit adjustments	(8)	64
Change in foreign currency translation adjustments	69	11
Other	(3)	(3)

	$(47)	$(81)

Accumulated other comprehensive income is comprised of the following:

	March 31	December 31
	2008	2007
	(Dollars in Millions)

Foreign currency translation adjustments	$366	$297
Pension and other postretirement benefit adjustments, net of tax	(18)	(10)
Realized and unrealized losses on derivatives and other	(15)	(12)

	$333	$275

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Loss Per Share

Basic net loss per share of common stock is calculated by dividing reported net loss by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. In addition to restricted stock, the calculation of diluted net loss per share takes into account the effect of dilutive potential common stock, such as stock warrants and stock options.

	Three-Months Ended
	March 31
	2008	2007
	(Dollars in Millions, Except Per Share Data)

Numerator:
Net loss from continuing operations	$(105)	$(136)
Loss from discontinued operations, net of tax	—	17

Net loss	$(105)	$(153)

Denominator:
Average common stock outstanding	129.9	129.0
Less: Average restricted stock outstanding	(0.4)	(0.1)

Basic shares	129.5	128.9
Net dilutive effect	—	—

Diluted shares	129.5	128.9

Loss Per Share:
Basic and diluted loss per share from continuing operations	$(0.81)	$(1.06)
Loss from discontinued operations, net of tax	—	(0.13)

Basic and diluted loss per share	$(0.81)	$(1.19)

Stock warrants to purchase 25 million shares of common stock and stock options to purchase approximately 13 million and 14 million shares of common stock as of March 31, 2008 and 2007, respectively, were not included in the computation of diluted loss per share because the effect of including them would have been anti-dilutive for the three-months ended March 31, 2008 and 2007.

NOTE 17.	Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value, which includes a hierarchy based on the quality of inputs used to measure fair value and provides specific disclosure requirements based on the hierarchy.

Fair Value Hierarchy

SFAS 157 requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The various levels of the SFAS 157 fair value hierarchy are described as follows:

•	Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Fair Value Measurements — (Continued)

•	Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

•	Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

SFAS 157 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Fair Value Measurements
	Other Observable	Unobservable
	Inputs	Inputs
	(Level 2)	(Level 3)
	(Dollars in Millions)

Assets
Interests in accounts receivable transferred	$—	$491
Interest rate swaps	3	—

Total	$3	$491

Liabilities
Interest rate swaps	$2	$—
Foreign currency instruments	8	—

Total	$10	$—

Financial instruments whose fair values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the fair value measurement are considered to be Level 3 assets or liabilities. Changes in the fair value of the Company’s Level 3 assets for the three-month period ended March 31, 2008 were not material.

Valuation Methods

Interest rate swaps and foreign currency hedge instruments — These financial instruments are valued under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying, and counterparty non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Interests in accounts receivable transferred — These financial assets result from the transfer of trade accounts receivable under the European Securitization. These securities are valued under an income approach, which requires inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect the assumptions a market participant would use in pricing the asset or liability and include consideration of time value and counterparty non-performance risk.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Commitments and Contingencies

Guarantees

The Company has guaranteed approximately $19 million of debt capacity held by subsidiaries, and $102 million for lifetime lease payments held by consolidated subsidiaries.

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

The Company and its current and former directors and officers intend to contest the foregoing lawsuit vigorously. However, at this time the Company is not able to predict with certainty the final outcome of the foregoing lawsuit or its potential exposure with respect to such lawsuit. In the event of an unfavorable resolution of this matter, the Company’s earnings and cash flows in one or more periods could be materially affected to the extent any such loss is not covered by insurance or applicable accruals.

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

The following table provides a reconciliation of changes in product warranty and recall liability for the three-months ended March 31, 2008 and 2007:

	Product Warranty and Recall
	2008	2007
	(Dollars in Millions)

Beginning balance, December 31	$108	$105
Accruals for products shipped	12	12
Changes in estimates	(1)	1
Settlements	(9)	(11)

Ending balance, March 31	$110	$107

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Commitments and Contingencies — (Continued)

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

The Company is aware of contamination at some of its properties and relating to various third-party superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites and at March 31, 2008, had recorded an accrual of approximately $8 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Although the Company believes its accrual is adequate based on current information, the Company cannot provide assurance that the eventual environmental investigation, cleanup costs and related liabilities will not exceed the amount of its current accrual.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Accruals have been established by the Company for matters where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at March 31, 2008 or that are in excess of established accruals. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate.

NOTE 19.	Segment Information

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information,” requires the Company to disclose certain financial and descriptive information about segments of its business. Segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision-maker, or a decision-making group, in deciding the allocation of resources and in assessing performance.

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

manufacture a broader range of the Company’s total product line offering and are not limited to the primary product line. Regional customer groups are responsible for the marketing, sales and service of the Company’s product portfolio to its customer base. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment. In addition to these global product groups, the Company also operates Visteon Services, a centralized administrative function to monitor and facilitate transactions primarily with ACH for the costs of leased employees and other services provided by the Company.

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

Overview of Segments

•	Climate: The Climate product group includes facilities that primarily manufacture climate air handling modules, powertrain cooling modules, climate controls, heat exchangers, compressors, fluid transport, and engine induction systems.

•	Electronics: The Electronics product group includes facilities that primarily manufacture audio systems, infotainment systems, driver information systems, powertrain and feature control modules, electronic control modules and lighting.

•	Interiors: The Company’s Interior product group includes facilities that primarily manufacture instrument panels, cockpit modules, door trim and floor consoles.

•	Other: The Other product group includes facilities that primarily manufacture fuel and powertrain products.

•	Services: The Company’s Services operations supply leased personnel and transition services pursuant to the ACH Transactions. The Company provides ACH with certain information technology, personnel and other services to enable ACH to conduct its business in accordance with the Master Services Agreement and the Salaried Employee Lease Agreement. Services to ACH are provided at a rate approximately equal to the Company’s cost until such time the services are no longer required by ACH or the expiration of the related agreement. In addition to services provided to ACH, the Company has also agreed to provide certain transition services related to the Chassis Divestiture and the NA Aftermarket divestiture.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Segment Information — (Continued)

Net Sales, Gross Margin and Operating Assets

A summary of financial information by segment is provided below:

	Net Sales		Gross Margin				Property and
	Three-Months Ended		Three-Months Ended		Inventories, net		Equipment, net
	March 31		March 31		March 31	December 31	March 31	December 31
	2008	2007	2008	2007	2008	2007	2008	2007
	(Dollars in Millions)

Climate	$874	$822	$83	$40	$201	$197	$923	$947
Electronics	968	901	93	63	174	158	780	758
Interiors	841	783	14	6	69	59	559	533
Other	199	413	4	23	40	81	32	57
Eliminations	(143)	(161)	—	—	—	—	—	—

Total product	2,739	2,758	194	132	484	495	2,294	2,295
Services	121	130	1	2	—	—	—	—

Total segment	2,860	2,888	195	134	484	495	2,294	2,295
Reconciling Item
Corporate	—	—	—	(17)	—	—	484	498

Total consolidated	$2,860	$2,888	$195	$117	$484	$495	$2,778	$2,793

Reconciling Item

Certain adjustments are necessary to reconcile segment information to the Company’s consolidated amounts. Corporate reconciling items are related to the Company’s technical centers, corporate headquarters and other administrative and support functions.

Reclassification

Segment information for the quarterly period ended March 31, 2007 and as of December 31, 2007 has been recast to reflect the Company’s Mobile Electronics and Philippines operations in the Electronics and Interiors product groups, respectively. These operations were previously reflected in the Other product group and have been reclassified consistent with the Company’s current management reporting structure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition, and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission and the financial statements and accompanying notes to the financial statements included elsewhere herein. The financial data presented herein are unaudited, but in the opinion of management reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of such information.

Executive Summary

Visteon Corporation is a leading global supplier of climate, interiors, electronics and other automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”). The Company sells to all the of the world’s largest vehicle manufacturers including BMW, Chrysler LLC, Daimler AG, Fiat, Ford, General Motors, Honda, Hyundai / Kia, Nissan, Peugot, Renault, Toyota and Volkswagen. The Company has a broad network of manufacturing, technical engineering and joint venture operations in every major geographic region of the world, supported by approximately 40,000 employees dedicated to the design, development, manufacture and support of its product offering and its global customers, and conducts its business across five segments: Climate, Interiors, Electronics, Other and Services.

The automotive industry remained challenging during the three-month period ended March 31, 2008, particularly in North America and Europe, with continued market share pressures concentrated with U.S. vehicle manufacturers. Additionally, continued tightening in the global credit markets has made access to liquidity difficult and costly. During the first quarter of 2008, the Company maintained its focus on executing its previously announced multi-year improvement plan designed to restructure the business, improve operations and grow the business.

Restructure the Business

In connection with the multi-year improvement plan, the Company identified 30 facilities for closure, divestiture or other actions designed to improve operations and profitability. During the first quarter of 2008 the Company completed the closure of an Interiors facility located in Bellignat, France. The Company also continued to implement actions designed to fundamentally reorganize and streamline its administrative functions and reduce the related cost, including resource relocation to more competitive cost locations.

As of March 31, 2008, cumulatively, the Company had closed 10 facilities, had sold 6 facilities and had completed other improvement actions at 3 facilities under the multi-year improvement plan. As a result of these actions, the Company has recognized cumulative savings of approximately $225 million since the inception of the multi-year improvement plan. The Company continues to evaluate alternative courses of action related to the remaining 11 facilities, including the possibility of divestiture, closure or renegotiated commercial and/or labor arrangements. However, there is no assurance that a transaction or other arrangement will occur in the near term or at all. The Company’s ultimate course of action for these facilities will be dependent upon that which provides the greatest long-term return to shareholders.

Improve Operations

The Company continued its efforts to improve base operations, which have been focused on quality, safety, investments and cost efficiencies. During the first quarter of 2008, Visteon was the recipient of a variety of customer and industry awards, including a 2008 Automotive News PACE Honorable Mention for its innovative light pipe technology, which debuted on the 2008 Cadillac CTS.

During the three-months ended March 31, 2008, the Company completed the sale of its non-core North American-based aftermarket underhood and remanufacturing operations, including facilities located in Sparta, Tennessee and Reynosa, Mexico (the “NA Aftermarket”). The NA Aftermarket manufactured starters and alternators, radiators, compressors and condensers and also remanufactured steering pumps and gears. The NA Aftermarket generated negative gross margin of approximately $16 million on sales of $133 million for the year ended December 31, 2007. This divestiture transaction allows the Company to improve operations by focusing efforts and resources on strategic product lines, including advanced climate, interiors and electronics products.

Grow the Business

The Company continued to achieve new business wins during the three-months ended March 31, 2008 from a diverse group of customers. The new business wins were primarily related to the Climate and Interior businesses and are geographically spread across Europe and Asia. The Company was also awarded significant renewals of existing contracts during the quarter with minimal incumbent losses.

Summary Financial Results for the Quarterly Period Ended March 31, 2008

Financial results for the three-month period ended March 31, 2008 are summarized as follows:

•	Net sales of $2.86 billion, compared to $2.89 billion for the same period of 2007.

•	Gross margin of $195 million or 7.1% of product sales, up from $117 million or 4.2% of product sales when compared to the same period of 2007.

•	Selling, general and administrative expenses of $148 million, down by 12.4% when compared to $169 million for the same period of 2007.

•	Net loss lower by $48 million or 31.4% when compared to a net loss of $153 million for the same period of 2007.

•	Cash of approximately $1.6 billion, of which approximately $1.1 billion is located in the United States.

•	Cash used by operating activities of $126 million represents a decrease in use of $5 million when compared to the same period of 2007.

•	Capital expenditures of $74 million, compared to $64 million for the three-month period ended March 31, 2007.

During the first quarter of 2008, the Company recorded product sales of $2.74 billion compared to $2.76 billion for the same period in 2007, representing a decrease of approximately $20 million. Plant divestitures and closures decreased sales by $340 million, but were partially offset by favorable currency of $181 million and increased sales volumes, primarily in Asia. While the distribution of the Company’s sales has remained consistent across its product groups, product sales on a regional basis continued to shift during the three-months ended March 31, 2008. North American product sales decreased year-over-year resulting in a 5% reduction of total product sales. This decline was primarily driven by a decline in Ford production of 55,000 units, a 14,000 unit decline at Nissan, and plant closures. Europe and South America product sales decreased year-over-year resulting in a 1% reduction of total product sales. This decline was driven primarily by the 2007 Chassis Divestiture, partially offset by favorable currency. Asia increased total product sales by 6%, which was primarily due to new business and Hyundia/Kia sales volumes.

The Company’s gross margin was $195 million in the first quarter of 2008, compared with $117 million in the first quarter of 2007, representing an increase of $78 million or 67%. The increase in gross margin included favorable currency, the non-recurrence of certain one-time items in the first quarter of 2007, and net cost efficiencies achieved through manufacturing, purchasing, and ongoing restructuring efforts. These increases were partially offset by a reduction in gross margin related to manufacturing facilities that have been closed or divested.

Results of Operations

Three-Months Ended March 31, 2008 and 2007

	Sales			Gross Margin
	2008	2007	Change	2008	2007	Change
	(Dollars in Millions)

Climate	$874	$822	$52	$83	$40	$43
Electronics	968	901	67	93	63	30
Interiors	841	783	58	14	6	8
Other	199	413	(214)	4	23	(19)
Eliminations	(143)	(161)	18	—	—	—

Total product	2,739	2,758	(19)	194	132	62
Services	121	130	(9)	1	2	(1)

Total segment	2,860	2,888	(28)	195	134	61
Reconciling Item
Corporate	—	—	—	—	(17)	17

Total consolidated	$2,860	$2,888	$(28)	$195	$117	$78

Net Sales

Net sales decreased $28 million during the three-months ended March 31, 2008 when compared to the same period of 2007, including a $19 million decrease in product sales and a $9 million decrease in services revenues. The decrease was due to divestitures and plant closures of $340 million and customer price reductions, which were partially offset by favorable currency of $181 million and higher sales volumes of $142 million primarily due to net new business and increased Hyundia/Kia vehicle production volumes.

Net sales for Climate were $874 million for the three-months ended March 31, 2008, compared with $822 million for the same period of 2007, representing an increase of $52 million or 6%. Vehicle production volume and mix was favorable $84 million, primarily related to the Company’s Asia operations, which were a result of additional Hyundai/Kia demand. Favorable currency increased sales by $42 million. These increases were partially offset by lower sales resulting from the closure of the Company’s Connersville, Indiana facility of $53 million and customer price reductions.

Net sales for Electronics were $968 million for the three-months ended March 31, 2008, compared to $901 million for the same period of 2007, representing an increase of $67 million or 7%. This increase was due to favorable currency of $81 million and vehicle production volume and mix of $42 million in Europe primarily related to higher volumes with Ford, VW, BMW, and PSA customers. These increases were partially offset by lower North America sales volumes related to Ford, the impact of past customer sourcing actions, lower South America sales and customer price reductions.

Net sales for Interiors were $841 million and $783 million for the three-month periods ended March 31, 2008 and 2007, respectively, for an increase of $58 million or 7%. Favorable currency increased sales by $56 million and vehicle production volume and mix was favorable $38 million consisting of higher Hyundai/Kia sales in Asia. These increases were partially offset by lower Ford and Nissan sales in North America, lower Nissan/Renault and PSA sales in Europe, closure of the Company’s Chicago, Illinois facility of $43 million and customer price reductions.

Net sales for Other were $199 million in the first quarter of 2008, compared with $413 million in the first quarter of 2007, representing a decrease of $214 million or 52%. The decrease was due to divestitures and plant closures of $223 million, primarily related to the Chassis Divestiture, the Visteon Powertrain Control Systems India (“VPCSI”) divestiture, and NA Aftermarket divestiture.

Services revenues primarily relate to information technology, engineering, administrative and other business support services provided by the Company to ACH, under the terms of various agreements with ACH. Such services are generally provided at an amount that approximates cost. Total services revenues were $121 million for the three- months ended March 31, 2008, compared with $130 million for the same period of 2007. The decrease in services revenue represents lower ACH utilization of the Company’s services in connection with the terms of various agreements.

Gross Margin

The Company’s gross margin increased $78 million or 67% for the three-months ended March 31, 2008. The increase in gross margin included $34 million related to net cost efficiencies achieved through manufacturing and purchasing improvement efforts and restructuring activities, $30 million related to favorable currency, $24 million related to the non-recurrence of employee benefit curtailment and settlement expenses, $13 million related to the sale of land and buildings in the UK and $5 million related to vehicle production volumes. These increases were partially offset by a $27 million reduction related to plant closures and divestitures.

Gross margin for Climate of $83 million for the three-months ended March 31, 2008 represents an increase of $43 million when compared to $40 million for the same period of 2007. This increase includes $14 million resulting from increased vehicle production volumes and favorable currency, $9 million of net cost performance achieved through manufacturing and purchasing improvement efforts and restructuring activities, $13 million for land, building and other asset sales, $5 million related to the non-recurrence of accelerated depreciation in 2007 and $2 million of OPEB benefits.

Gross margin for Electronics was $93 million, compared with $63 million, representing an increase of $30 million or 48%. Net cost efficiencies achieved through manufacturing and purchasing improvement efforts and restructuring activities resulted in an increase in gross margin of $23 million and favorable vehicle production volumes and currency further increased gross margin by $16 million. Accelerated depreciation attributable to the Company’s restructuring efforts reduced gross margin $9 million.

Gross margin for Interiors was $14 million for the quarterly period ended March 31, 2008, compared with $6 million for the same period of 2007, for an increase of $8 million. The increase includes $4 million related to net cost efficiencies achieved through manufacturing and purchasing improvement efforts and restructuring activities, and $3 million related to vehicle production volumes and currency.

Gross margin for Other was $4 million in the first quarter of 2008, compared with $23 million in the first quarter of 2007, representing a decrease of $19 million, primarily due to divestitures and plant closures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $148 million in the first quarter of 2008, compared with $169 million in the first quarter of 2007, representing a decrease of $21 million or 12%. The decrease in expense primarily resulted from $15 million in savings attributable to the Company’s ongoing restructuring activities. Other net cost reductions of $6 million include lower European securitization costs and lower bad debt costs.

Restructuring Expenses and Reimbursement from Escrow Account

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the three-months ended March 31, 2008. The Company’s restructuring expenses are primarily related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2007	$58	$23	$7	$24	$112
Expenses	25	1	1	19	46
Currency exchange	4	—	—	—	4
Utilization	(18)	(20)	—	(15)	(53)

March 31, 2008	$69	$4	$8	$28	$109

During the first quarter of 2008, the Company recorded restructuring expenses of approximately $46 million under the previously announced multi-year improvement plan, including the following significant actions:

•	$23 million for employee severance and termination benefit costs associated with approximately 20 salaried and 280 hourly employees at a European Interiors facility.

•	$13 million for employee severance and termination benefit costs to reduce its salaried workforce in higher cost countries. These costs are associated with approximately 120 salaried employees.

•	$5 million for contract termination charges related to the closure of a European Other facility.

Utilization for the three months ended March 31, 2008 includes $47 million of payments for severance and other employee termination benefits, $4 million of special termination benefits reclassified to pension and other postretirement employee benefits, where such payments are made from the Company’s benefit plans and $2 million of contract termination, equipment relocation and other costs.

The Company has incurred $321 million in cumulative restructuring costs related to the multi-year improvement plan including $116 million, $115 million, $59 million and $31 million for the Other, Interiors, Climate and Electronics product groups, respectively. The Company currently estimates that the total cash cost associated with this multi-year improvement plan will be approximately $555 million. The Company continues to achieve targeted cost reductions associated with the multi-year improvement plan at a lower cost than expected due to higher levels of employee attrition and lower per employee severance cost resulting from changes to certain employee benefit plans. The Company anticipates that approximately $420 million of cash costs incurred under the multi-year improvement plan will be reimbursed from the escrow account pursuant to the terms of the Escrow Agreement.

Asset Impairments and Loss on Divestiture

During the first quarter of 2008, the Company announced the sale of its North American-based aftermarket underhood and remanufacturing operations including facilities located in Sparta, Tennessee and Reynosa, Mexico (the “NA Aftermarket”). The NA Aftermarket manufactures starters and alternators, radiators, compressors and condensers and also remanufactures steering pumps and gears. These operations recorded sales for the year ended December 31, 2007 of approximately $133 million and generated a negative gross margin of approximately $16 million. During the first quarter of 2008, the Company determined that long-lived assets subject to the NA Aftermarket Divestiture met the “held for sale” criteria of SFAS 144. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in an asset impairment charge of approximately $21 million. The Company also recorded a $19 million loss on the disposition of the NA Aftermarket.

Interest

Interest expense was $57 million in the first quarter of 2008, compared with $49 million in the first quarter of 2007, representing an increase of $8 million. The increase resulted from higher average outstanding debt partially offset by lower average interest rates. Interest income increased by $6 million during the three-months ended March 31, 2008 when compared to the same period of 2007, primarily due to higher cash balances and related investments in 2008.

Income Taxes

The provision for income taxes of $51 million for the first quarter of 2008, represents an increase of $34 million when compared with $17 million in the same period of 2007. The increase in tax expense is attributable to higher earnings in those countries where the Company is profitable, additional unrecognized tax benefits resulting from positions expected to be taken in future tax returns and a lower income tax benefit corresponding to the Company’s aggregate pre-tax income from other categories of income.

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

The Company’s business is highly dependent upon the ability to access the credit and capital markets. Access to, and the costs of borrowing in, these markets depend in part on the Company’s credit ratings, which are currently below investment grade. Moody’s current corporate rating of the Company is B3, and the SGL rating is 3. The rating on senior unsecured debt is Caa2 with a negative outlook. The current corporate rating of the Company by S&P is B and the short term liquidity rating is B-3, with a negative outlook on the rating. S&P’s senior unsecured debt rating is B-. Fitch’s current rating on the Company’s senior secured debt is B with a negative outlook. Any further downgrade in the Company’s credit ratings could reduce its access to capital, increase the costs of future borrowings, and increase the possibility of more restrictive terms and conditions contained in any new or replacement financing arrangements or commercial agreements or payment terms with suppliers. Additionally, the current state of the credit and capital markets has resulted in severely constrained liquidity conditions owing to a reevaluation of risk attributable primarily, but not limited to, U.S. sub-prime mortgage backed securities. Continuation of such constraints may increase the Company’s costs of borrowing and could restrict the Company’s access to this potential source of future liquidity.

The Company may seek from time to time to repurchase its outstanding debt securities through open market purchases, privately negotiated transactions, tender offers, exchange offers for new debt securities or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

Cash and Equivalents

As of March 31, 2008 and December 31, 2007 the Company’s consolidated cash balances totaled $1.6 billion and $1.8 billion, respectively. Approximately 66% and 68% of these consolidated cash balances are located within the U.S. as of March 31, 2008 and December 31, 2007, respectively. As the Company’s operating profitability has become more concentrated with its foreign subsidiaries and joint ventures, the Company’s cash balances located outside the U.S. remain significant. The Company’s ability to efficiently access cash balances in certain foreign jurisdictions is subject to local regulatory and statutory requirements.

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

Effective October 2007, the Company’s restructuring cost reimbursement match was reduced to fifty percent of qualifying expenses pursuant to the terms of the Escrow Agreement. As of March 31, 2008, the Company had received cumulative reimbursements from the escrow account of $310 million, and $123 million was available for reimbursement pursuant to the terms of the Escrow Agreement.

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

Availability of funding under the European Securitization depends primarily upon the amount of trade account receivables, reduced by outstanding borrowings under the program and other characteristics of those receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of March 31, 2008, approximately $267 million of the Company’s transferred receivables were considered eligible for borrowing under this facility, $105 million was outstanding and $162 million was available for funding.

Revolving Credit

The Company’s Revolving Credit Agreement allows for available borrowings of up to $350 million. Availability at any time is dependent upon various factors, including outstanding letters of credit, the amount of eligible receivables, inventory and property and equipment. Borrowings under the Revolving Credit Agreement bear interest based on a variable rate interest option selected at the time of borrowing. The Revolving Credit Agreement expires on August 14, 2011. As of March 31, 2008, there were no outstanding borrowings under the Revolving Credit Agreement. The total facility availability for the Company was $274 million, with $177 million of available borrowings under the facility after a reduction for $97 million of obligations under letters of credit.

Cash Flows

Operating Activities

Cash used by operating activities during the first quarter of 2008 totaled $126 million, compared with $131 million for the same period in 2007. The decrease in usage is largely attributable to non-recurrence of a $41 million reduction in receivables sold in 2007, lower net loss, as adjusted for non-cash items, and lower trade working capital outflow, partially offset by an increase in recoverable tax assets, higher restructuring cash payments, an increase in escrow receivables in 2008 versus a decrease in 2007, and higher annual incentive compensation payments.

Investing Activities

Cash used by investing activities was $22 million during the first quarter of 2008, compared with $57 million for the same period in 2007. The decrease in cash usage primarily resulted from an increase in proceeds from asset sales. The proceeds from asset sales for the first quarter of 2008, which included proceeds from the NA Aftermarket divestiture, totaled $52 million compared to $7 million for the first quarter of 2007. Capital expenditures, excluding capital leases, increased to $74 million in the first quarter of 2008 compared with $64 million in the same period of 2007.

Financing Activities

Cash used by financing activities totaled $12 million in the first quarter of 2008, compared with $1 million provided from financing activities in the same period of 2007. Cash used by financing activities in the first quarter of 2008 primarily resulted from capital lease payments and a decrease in book overdrafts. Cash provided from financing activities in the first quarter of 2007 reflects a small increase in consolidated affiliate debt and cash from the exercise of stock options, offset by capital lease payments.

Debt and Capital Structure

Debt

Information related to the Company’s debt is set forth in Note 12 “Debt” to the consolidated financial statements included herein under Item 1.

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

At March 31, 2008, the Company was in compliance with applicable covenants and restrictions, as amended, although there can be no assurance that the Company will remain in compliance with such covenants in the future. If the Company was to violate a covenant and not obtain a waiver, the credit agreements could be terminated and amounts outstanding would be accelerated. The Company can provide no assurance that, in such event, that it would have access to sufficient liquidity resources to repay such amounts.

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

Asset Securitization

Transfers under the European Securitization, for which the Company receives consideration other than a beneficial interest, are accounted for as “true sales” under the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and are removed from the balance sheet. Transfers under the European Securitization, for which the Company receives a beneficial interest are not removed from the balance sheet and total $491 million and $434 million as of March 31, 2008 and December 31, 2007, respectively. Such amounts are recorded at fair value and are subordinated to the interests of third-party lenders. Securities representing the Company’s retained interests are accounted for as trading securities under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Availability of funding under the European Securitization depends primarily upon the amount of trade receivables reduced by outstanding borrowings under the program and other characteristics of those trade receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of March 31, 2008, approximately $267 million of the Company’s transferred trade receivables were considered eligible for borrowing under this facility, $105 million was outstanding and $162 million was available for funding. The Company recorded losses of $2 million and $1 million for the three-months ended March 31, 2008 and 2007, respectively, related to trade receivables sold under the European Securitization. The table below provides a reconciliation of changes in interests in account receivables transferred for the period.

	March 31
	2008	2007
	(Dollars in Millions)

Beginning balance	$434	$482
Receivables transferred	814	1,018
Proceeds from new securitizations	—	(41)
Proceeds from collections reinvested in securitization	(137)	(141)
Cash flows received on interest retained	(650)	(750)
Currency exchange	30	6

Ending balance	$491	$574

Fair Value Measurements

The Company uses fair value measurements in the preparation of its financial statements, which utilize various inputs including those that can be readily observable, corroborated or generally unobservable. The Company utilizes market-based data and valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, the Company applies assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. The primary financial instruments that are recorded at fair value in the Company’s financial statements include derivative instruments and retained interests in trade accounts receivable transferred under the European Securitization.

The Company’s use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Fair value measurements related to derivative assets take into account the non-performance risk of the respective counterparty, while derivative liabilities take into account the non-performance risk of Visteon and its foreign affiliates. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives and net interest rate swaps as of March 31, 2008.

The fair value of retained interests in accounts receivable transferred is based on a valuation technique that requires inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect the assumptions a market participant would use in pricing the asset or liability and include consideration of time value and counterparty non-performance risk. The hypothetical gain or loss from a 100 basis point change in these assumptions would be approximately $5 million.

New Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement requires disclosure of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” and Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment to ARB No. 51.” These statements change the accounting and reporting for business combination transactions and minority interests in consolidated financial statements. These statements are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of these statements on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits measurement of financial instruments and certain other items at fair value. The Company adopted this statement effective January 1, 2008 and has not elected the permitted fair value measurement provisions of this statement.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” This statement, which became effective January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company adopted the requirements of SFAS 157 as of January 1, 2008 without a material impact on its consolidated financial statements, as more fully disclosed in Note 17, “Fair Value Measurements.” In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP 157-2.

Cautionary Statements Regarding Forward-Looking Information

Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and estimates, which are subject to risks and uncertainties including those discussed in Item 1A under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year 2007 and elsewhere in this report. Accordingly, the reader should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent the Company’s estimates and assumptions only as of the date of this report. The Company does not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made. The Company qualifies all of its forward-looking statements by these cautionary statements.

The reader should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:

•	Visteon’s ability to satisfy its future capital and liquidity requirements; Visteon’s ability to access the credit and capital markets at the times and in the amounts needed and on terms acceptable to Visteon, which is influenced by Visteon’s credit ratings (which have declined in the past and could decline further in the future); Visteon’s ability to comply with covenants applicable to it; and the continuation of acceptable supplier payment terms.

•	Visteon’s ability to satisfy its pension and other postemployment benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost effective basis.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers, particularly its largest customer, Ford.

•	Changes in vehicle production volume of Visteon’s customers in the markets where we operate, and in particular changes in Ford’s North American and European vehicle production volumes and platform mix.

•	Visteon’s ability to profitably win new business from customers other than Ford and to maintain current business with, and win future business from, Ford, and, Visteon’s ability to realize expected sales and profits from new business.

•	The availability of Visteon’s federal net operating loss carryforward and other federal income tax attributes may be eliminated or significantly limited if a change of ownership of Visteon, within the meaning of Section 382 of the Internal Revenue Code, were to occur.

•	Increases in commodity costs or disruptions in the supply of commodities, including steel, resins, aluminum, copper, fuel and natural gas.

•	Visteon’s ability to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, improve its operating performance; to achieve the benefits of its restructuring actions; and to recover engineering and tooling costs.

•	Visteon’s ability to compete favorably with automotive parts suppliers with lower cost structures and greater ability to rationalize operations; and to exit non-performing businesses on satisfactory terms, particularly due to limited flexibility under existing labor agreements.

•	Restrictions in labor contracts with unions that restrict Visteon’s ability to close plants, divest unprofitable, noncompetitive businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.

•	The costs and timing of facility closures or dispositions, business or product realignments, or similar restructuring actions, including potential impairment or other charges related to the implementation of these actions or other adverse industry conditions and contingent liabilities.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Legal and administrative proceedings, investigations and claims, including shareholder class actions, SEC inquiries, product liability, warranty, employee-related, environmental and safety claims, and any recalls of products manufactured or sold by Visteon.

•	Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system, or fuel prices and supply.

•	The cyclical and seasonal nature of the automotive industry.

•	Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.

•	Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.

•	Visteon’s ability to provide various employee and transition services to Automotive Components Holdings, LLC in accordance with the terms of existing agreements between the parties, as well as Visteon’s ability to recover the costs of such services.

•	Visteon’s ability to quickly and adequately remediate control deficiencies in its internal control over financial reporting.

•	Other factors, risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.

Other Financial Information

PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed a limited review of the financial data presented on page 3 through 22 inclusive. The review was performed in accordance with standards for such reviews established by the Public Company Accounting Oversight Board (United States). The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risks to which the Company is exposed include changes in foreign currency exchange rates, interest rates and certain commodity prices. The Company manages these risks through derivative instruments and various operating actions including fixed price contracts with suppliers and cost sourcing arrangements with customers. The Company’s use of derivative instruments is limited to hedging activities and such instruments are not used for speculative or trading purposes, as per clearly defined risk management policies. Additionally, the Company’s use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts.

Foreign Currency Risk

The Company’s net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. The Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts and, to a lesser extent, option contracts are utilized to protect the Company’s cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary foreign exchange operating exposures include the Euro, Korean Won, Czech Koruna and Mexican Peso. For transactions in these currencies, the Company utilizes a strategy of partial coverage. As of March 31, 2008, the Company’s coverage for projected transactions in these currencies was approximately 67%. As of March 31, 2008 and December 31, 2007, the net fair value of foreign currency forward and option contracts was a liability of $8 million and $1 million, respectively.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $72 million and $30 million as of March 31, 2008 and December 31, 2007, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company’s financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

The Company is subject to interest rate risk principally in relation to fixed-rate and variable-rate debt. The Company uses derivative financial instruments to manage exposure to fluctuations in interest rates in connection with its risk management policies. The Company has entered into interest rate swaps for a portion of the 8.25% notes due August 1, 2010 ($125 million) and a portion of the 7.00% notes due March 10, 2014 ($225 million). These interest rate swaps effectively convert the designated portions of these notes from fixed interest rate to variable interest rate instruments. Additionally, the Company has entered into interest rate swaps for a portion of the $1 billion term loan due 2013 ($200 million), effectively converting the designated portion of this loan from a variable interest rate to a fixed interest rate instrument. Approximately 36% and 37% of the Company’s borrowings were effectively on a fixed rate basis as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008 and December 31, 2007, the net fair value of interest rate swaps was an asset of $1 million and a liability of $9 million, respectively.

The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $5 million as of March 31, 2008 and $4 million as of December 31, 2007. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $9 million as of March 31, 2008 and December 31, 2007. This analysis may overstate the adverse impact on net interest expense because of the short-term nature of the Company’s interest bearing investments.

Commodity Risk

The Company’s exposure to market risks from changes in the price of commodities including steel products, plastic resins, aluminum, natural gas and diesel fuel are not hedged due to a lack of acceptable hedging instruments in the market. The Company’s strategy for addressing exposures to price changes in such commodities is to negotiate with the Company’s suppliers and customers, although there can be no assurance that the Company will not have to absorb any or all price increases and/or surcharges. When and if acceptable hedging instruments are available in the market, management will determine at that time if financial hedging is appropriate, depending upon the Company’s exposure level at that time, the effectiveness of the financial hedge and other factors.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2008 that have materially affected the Company’s internal controls over financial reporting. During the first quarter of 2008, the Company implemented a new enterprise resource planning system at three operating locations in Brazil. These implementations represent the first in a series of similar implementations planned to upgrade the Company’s current information systems. The planned information system upgrade is expected to be completed in 2009.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the information above under Note 18, “Commitments and Contingencies,” to the consolidated financial statements which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. See also, “Cautionary Statements Regarding Forward-Looking Information” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

See Exhibit Index on Page 44.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ MICHAEL J. WIDGREN
Michael J. Widgren
Vice President, Corporate Controller and
Chief Accounting Officer

Date: April 30, 2008

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Visteon dated May 22, 2007.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of Visteon dated May 22, 2007.
4.1	Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.2	Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.3	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
4.4	Warrant to purchase 25 million shares of common stock of Visteon, dated as of May 17, 2007, is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated May 18, 2007.
4.5	Form of Stockholder Agreement, dated as of October 1, 2005, between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
4.6	Letter Agreement, dated as of May 17, 2007, among Visteon, LB I Group, Inc. and Ford Motor Company is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated May 18, 2007.
4.7	Term sheet dated July 31, 2000 establishing the terms of Visteon’s 8.25% Notes due August 1, 2010 and 7.00% Notes due March 10, 2014.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.3	Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.3.1	Amendment Number Two, effective as of October 1, 2005, to Amended and Restated Employee Transition Agreement, dated as of April 1, 2000 and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.4	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.5	Visteon Corporation 2004 Incentive Plan, as amended and restated, is incorporated herein by reference to Appendix C to the Proxy Statement of Visteon dated March 30, 2006.*
10.5.1	Amendment to the Visteon Corporation 2004 Incentive Plan, effective as of June 14, 2007, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated June 20, 2007.*

Exhibit
Number	Exhibit Name

10.5.2	Form of Terms and Conditions of Nonqualified Stock Options is incorporated herein by reference to Exhibit 10.5.2 to the Quarterly Report on Form 10-Q of Visteon dated November 8, 2007.*
10.5.3	Form of Terms and Conditions of Restricted Stock Grants is incorporated herein by reference to Exhibit 10.5.2 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10.5.4	Form of Terms and Conditions of Restricted Stock Units (cash settled only) is incorporated herein by reference to Exhibit 10.5.3 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10.5.5	Form of Terms and Conditions of Stock Appreciation Rights (cash settled only) is incorporated herein by reference to Exhibit 10.5.4 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10.5.6	Form of Terms and Conditions of Stock Appreciation Rights (stock or cash settled).*
10.5.7	Form of Terms and Conditions of Restricted Stock Units (stock or cash settled).*
10.6	Form of Three Year Executive Officer Change in Control Agreement.*
10.6.1	Schedule identifying substantially identical agreements to the Three Year Executive Officer Change in Control Agreement constituting Exhibit 10.6 and hereto entered into by Visteon with Messrs. Johnston, Stebbins, Donofrio, and Quigley and Ms. Stephenson is incorporated herein by reference to Exhibit 10.6.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2007.*
10.7	Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.7.1	Amendments to the Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, effective as of December 14, 2005 is incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.8	Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.8.1	Amendments to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.8.2	Amendment to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of May 10, 2006, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated May 12, 2006.*
10.9	Visteon Corporation Deferred Compensation Plan.*
10.9.1	Amendments to the Visteon Corporation Deferred Compensation Plan, effective as of December 23, 2005 is incorporated herein by reference to Exhibit 10.16.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.10	Employment Agreement dated as of December 7, 2004 between Visteon and William G. Quigley III is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.11	Visteon Corporation Pension Parity Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.11.1	Amendments to the Visteon Corporation Pension Parity Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*

Exhibit
Number	Exhibit Name

10.12	Visteon Corporation Supplemental Executive Retirement Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.12.1	Amendments to the Visteon Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.19.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.12.2	Amendments to the Visteon Corporation Supplemental Executive Retirement Plan, effective as of June 30, 2006, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated June 19, 2006.*
10.13	Amended and Restated Employment Agreement, effective as of March 1, 2007, between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.*
10.14	Visteon Corporation Executive Separation Allowance Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.14.1	Amendments to the Visteon Corporation Executive Separation Allowance Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.15	Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain directors and executive officers under the plans constituting Exhibits 10.6, 10.6.1, 10.7, 10.7.1, 10.9, 10.9.1, 10.11, 10.11.1, 10.12, 10.12.1, 10.12.2, 10.14 and 10.14.1 hereto.*
10.16	Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.16.1	First Amendment to Credit Agreement and Consent, dated as of November 27, 2006, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated December 1, 2006.
10.16.2	Second Amendment to Credit Agreement and Consent, dated as of April 10, 2007, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated April 16, 2007.
10.16.3	Third Amendment to Credit Agreement, dated as of March 12, 2008, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

Exhibit
Number	Exhibit Name

10.17	Amended and Restated Credit Agreement, dated as of April 10, 2007, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse Securities (USA) LLC and Sumitomo Mitsui Banking Corporation, as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated April 16, 2007.
10.17.1	Agreement to Amend and Restate, dated as of April 10, 2007, among Visteon, the several banks and other financial institutions or entities party to the Credit Agreement, dated as of June 13, 2006, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated April 16, 2007.
10.18	Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.19	Letter Agreement, effective as of May 23, 2005, between Visteon and Mr. Donald J. Stebbins is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 23, 2005.*
10.20	Visteon Corporation Non-Employee Director Stock Unit Plan is incorporated herein by reference to Appendix D to the Proxy Statement of Visteon dated March 30, 2006.*
10.21	Settlement Agreement, dated as of July 27, 2007 between Visteon Systemes Interieurs, Visteon and Joel Coque (unofficial translation) is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2007.*
10.22	Visteon Executive Severance Plan is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.23	Form of Executive Retiree Health Care Agreement is incorporated herein by reference to Exhibit 10.28 to the Current Report on Form 8-K of Visteon dated December 9, 2004.*
10.23.1	Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.23 hereto entered into by Visteon with Messrs. Johnston and Stebbins and Ms. D. Stephenson is incorporated herein by reference to Exhibit 10.25.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2007.*
10.24	Contribution Agreement, dated as of September 12, 2005, between Visteon and VHF Holdings, Inc. is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.25	Visteon “A” Transaction Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.26	Visteon “B” Purchase Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.27	Escrow Agreement, dated as of October 1, 2005, among Visteon, Ford and Deutsche Bank Trust Company Americas, as escrow agent, is incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.28	Reimbursement Agreement, dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.29	Master Services Agreement, dated as of September 30, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated October 6, 2005.

Exhibit
Number	Exhibit Name

10.30	Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.31	Visteon Hourly Employee Conversion Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.32	Visteon Salaried Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.32.1	Amendment to Salaried Employee Lease Agreement and Payment Acceleration Agreement, dated as of March 30, 2006, among Visteon, Ford Motor Company and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.46.1 to the Quarterly Report on Form 10-Q of Visteon dated May 10, 2006.
10.33	Visteon Salaried Employee Lease Agreement (Rawsonville/Sterling), dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.34	Visteon Salaried Employee Transition Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.34.1	Amendment Number One to Visteon Salaried Employee Transition Agreement, effective as of March 1, 2006, between Visteon and Ford is incorporated herein by reference to Exhibit 10.36.1 to the Quarterly Report on Form 10-Q of Visteon dated August 8, 2006.
10.35	Purchase and Supply Agreement, dated as of September 30, 2005, between Visteon (as seller) and Automotive Components Holdings, LLC (as buyer) is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.36	Purchase and Supply Agreement, dated as of September 30, 2005, between Automotive Components Holdings, LLC (as seller) and Visteon (as buyer) is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.37	Purchase and Supply Agreement, dated as of October 1, 2005, between Visteon (as seller) and Ford (as buyer) is incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.38	Intellectual Property Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.38.1	Amendment to Intellectual Property Contribution Agreement, dated as of December 11, 2006, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC, is incorporated herein by reference to Exhibit 10.40.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.
10.39	Software License and Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc. and Automotive Components Holdings, Inc. is incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.40	Intellectual Property License Agreement, dated as of October 1, 2005, among Visteon, Visteon Global Technologies, Inc. and Ford is incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.41	Master Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.

Exhibit
Number	Exhibit Name

10.42	Master Receivables Purchase & Servicing Agreement, dated as of August 14, 2006, by and among Visteon UK Limited, Visteon Deutschland GmbH, Visteon Sistemas Interiores Espana S.L., Cadiz Electronica SA, Visteon Portuguesa Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International Plc, Citicorp USA, Inc., and Visteon is incorporated herein by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.43	Variable Funding Agreement, dated as of August 14, 2006, by and among Visteon UK Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank International PLC, and certain financial institutions listed therein, is incorporated herein by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.44	Subordinated VLN Facility Agreement, dated as of August 14, 2006, by and among Visteon Netherlands Finance B.V., Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., and Citibank International PLC is incorporated herein by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.45	Master Definitions and Framework Deed, dated as of August 14, 2006, by and among Visteon, Visteon Netherlands Finance B.V., Visteon UK Limited, Visteon Deutschland GmbH, Visteon Systemes Interieurs SAS, Visteon Ardennes Industries SAS, Visteon Sistemas Interiores Espana S.L., Cadiz Electronica SA, Visteon Portuguesa Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International PLC, Citicorp USA, Inc., Wilmington Trust SP Services (Dublin) Limited, and certain financial institutions and other entities listed therein, is incorporated herein by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
12.1	Statement re: Computation of Ratios.
14.1	Visteon Corporation — Ethics and Integrity Policy, as amended effective September 23, 2005 (code of business conduct and ethics) is incorporated herein by reference to Exhibit 14.1 to the Current Report on Form 8-K of Visteon dated September 28, 2005.
15.1	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated April 30, 2008 relating to Financial Information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated April 30, 2008.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated April 30, 2008.
32.1	Section 1350 Certification of Chief Executive Officer dated April 30, 2008.
32.2	Section 1350 Certification of Chief Financial Officer dated April 30, 2008.

†	Portions of these exhibits have been redacted pursuant to confidential treatment requests filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.