Form 10-Q
period 2008-06-30
VISTEON CORP
filed 2008-07-30
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008, or

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

As of July 25, 2008, the Registrant had outstanding 130,562,025 shares of common stock, par value $1.00 per share.

Exhibit index located on page number 54.

VISTEON CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

INDEX

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Visteon Corporation

We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its subsidiaries as of June 30, 2008 and the related consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2008 and June 30, 2007 and the consolidated statements of cash flows for the six-month periods ended June 30, 2008 and June 30, 2007. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, shareholders’ deficit and of cash flows for the year then ended (not presented herein), and in our report dated February 22, 2008, except for Note 21, as to which the date is May 19, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
July 30, 2008

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Dollars in Millions, Except Per Share Data)

Net sales
Products	$2,781	$2,833	$5,520	$5,591
Services	124	141	245	271

	2,905	2,974	5,765	5,862

Cost of sales
Products	2,551	2,679	5,096	5,322
Services	123	140	243	268

	2,674	2,819	5,339	5,590

Gross margin	231	155	426	272

Selling, general and administrative expenses	156	145	304	314
Restructuring expenses	29	37	75	62
Reimbursement from Escrow Account	18	47	42	82
Asset impairments and loss on divestitures	11	11	51	51

Operating income (loss)	53	9	38	(73)

Interest expense	55	55	112	104
Interest income	13	14	28	23
Equity in net income of non-consolidated affiliates	15	14	30	23

Income (loss) from continuing operations before income taxes and minority interests	26	(18)	(16)	(131)

Provision for income taxes	49	28	100	45
Minority interests in consolidated subsidiaries	19	14	31	20

Net loss from continuing operations	(42)	(60)	(147)	(196)
Loss from discontinued operations, net of tax	—	7	—	24

Net loss	$(42)	$(67)	$(147)	$(220)

Basic and Diluted Loss Per Share:

Continuing operations	$(0.32)	$(0.46)	$(1.14)	$(1.52)
Loss from discontinued operations, net of tax	—	(0.06)	—	(0.18)

Net loss	$(0.32)	$(0.52)	$(1.14)	$(1.70)

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30	December 31
	2008	2007
	(Dollars in Millions)

ASSETS
Cash and equivalents	$1,506	$1,758
Accounts receivable, net	1,217	1,150
Interests in accounts receivable transferred	433	434
Inventories, net	466	495
Other current assets	313	235

Total current assets	3,935	4,072

Property and equipment, net	2,721	2,793
Equity in net assets of non-consolidated affiliates	252	218
Other non-current assets	108	122

Total assets	$7,016	$7,205

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$121	$95
Accounts payable	1,795	1,766
Accrued employee liabilities	293	316
Other current liabilities	409	351

Total current liabilities	2,618	2,528

Long-term debt	2,544	2,745
Postretirement benefits other than pensions	603	624
Employee benefits, including pensions	575	530
Deferred income taxes	158	147
Other non-current liabilities	430	428
Minority interests in consolidated subsidiaries	295	293

Shareholders’ deficit
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 131 million and 130 million shares outstanding, respectively)	131	131
Stock warrants	127	127
Additional paid-in capital	3,407	3,406
Accumulated deficit	(4,170)	(4,016)
Accumulated other comprehensive income	304	275
Other	(6)	(13)

Total shareholders’ deficit	(207)	(90)

Total liabilities and shareholders’ deficit	$7,016	$7,205

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2008	2007
	(Dollars in Millions)

Operating activities
Net loss	$(147)	$(220)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization	225	237
Asset impairments and loss on divestitures	51	63
Gain on asset sales	(17)	(2)
Equity in net income of non-consolidated affiliates, net of dividends remitted	(26)	15
Other non-cash items	(26)	4
Changes in assets and liabilities:
Accounts receivable and retained interests	(35)	(148)
Inventories	(17)	(22)
Accounts payable	43	50
Other assets and liabilities	(44)	38

Net cash provided from operating activities	7	15

Investing activities
Capital expenditures	(154)	(144)
Proceeds from divestitures and asset sales	59	90
Other	4	(1)

Net cash used by investing activities	(91)	(55)

Financing activities
Short-term debt, net	34	(7)
Proceeds from issuance of debt, net of issuance costs	185	497
Principal payments on debt	(32)	(15)
Repurchase of unsecured debt securities	(337)	—
Other, including book overdrafts	(32)	(31)

Net cash (used by) provided from financing activities	(182)	444
Effect of exchange rate changes on cash	14	12

Net (decrease) increase in cash and equivalents	(252)	416
Cash and equivalents at beginning of year	1,758	1,057

Cash and equivalents at end of period	$1,506	$1,473

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Description of Business and Company Background

Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of climate, interiors, electronics and other automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”). Headquartered in Van Buren Township, Michigan, Visteon has a workforce of approximately 38,500 employees and a network of manufacturing operations, technical centers, sales offices and joint ventures in every major geographic region of the world.

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

	Three Months Ended
	June 30		Six Months Ended June 30
	2008	2007	2008	2007
		(Dollars in Millions)

Net Sales
Products	$1,010	$1,116	$1,988	$2,278
Services	$120	$138	$235	$268

	June 30	December 31
	2008	2007
	(Dollars in Millions)

Accounts receivable, net	$314	$277
Postretirement employee benefits	$119	$121

Additionally, as of June 30, 2008 and December 31, 2007, the Company transferred approximately $169 million and $154 million, respectively, of Ford receivables under a European receivables securitization program.

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

These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows of the Company for the interim periods presented. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Current Report on Form 8-K dated May 19, 2008, as filed with the SEC. Interim results are not necessarily indicative of full year results.

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

Fair Value Measurements:  The Company uses fair value measurements in the preparation of its financial statements, which utilize various inputs including those that can be readily observable, corroborated or are generally unobservable. The Company utilizes market-based data and valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, the Company applies assumptions that market participants would use in pricing an asset or liability, including assumptions about risk.

Recent Accounting Pronouncements:  In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement requires disclosure of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and becomes effective for the Company on a prospective basis on January 1, 2009.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” This statement, which became effective January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company adopted the requirements of SFAS 157 as of January 1, 2008 without a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2. The Company is currently evaluating the impact of this FSP on its consolidated financial statements.

NOTE 3.	Divestitures

2008 Divestitures

On June 30, 2008, Visteon UK Limited, an indirect, wholly-owned subsidiary of the Company, transferred certain assets related to its chassis manufacturing operation located in Swansea, United Kingdom to Visteon Swansea Limited, a company incorporated in England and a wholly-owned subsidiary of Visteon UK Limited. Effective July 7, 2008, Visteon UK Limited sold the entire share capital of Visteon Swansea Limited to Linamar UK Holdings Inc., a wholly-owned subsidiary of Linamar Corporation for nominal cash consideration (together, the “Swansea Divestiture”). The Swansea operation, which manufactured driveline products, generated negative gross margin of approximately $40 million on sales of approximately $80 million during 2007. While the Swansea Divestiture resulted in the complete exit of driveline product manufacturing, the Company continues to generate significant continuing cash flows related to ongoing services and contractual arrangements pursuant to the ACH Transactions.

Visteon expects to record losses of approximately $47 million in connection with this transaction, of which approximately $13 million will be reimbursed from the escrow account established pursuant to the Escrow Agreement, dated as of October 1, 2005, among the Company, Ford and Deutsche Bank Trust Company Americas. Losses on the Swansea Divestiture include $18 million of employee severance and termination benefits, $7 million of pension curtailment losses and $7 million of asset impairment charges, which have been recorded in the second quarter of 2008 along with $13 million of escrow reimbursement. The remaining expected loss on the Swansea Divestiture relates to working capital adjustments and will be recorded in the third quarter in connection with the July 7, 2008 transaction closing date.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Divestitures — (Continued)

During the first quarter of 2008, the Company sold its North American-based aftermarket underhood and remanufacturing operations including facilities located in Sparta, Tennessee and Reynosa, Mexico (the “NA Aftermarket”). The NA Aftermarket manufactured starters and alternators, radiators, compressors and condensers and also remanufactures steering pumps and gears. These operations recorded sales for the year ended December 31, 2007 of approximately $133 million and generated negative gross margin of approximately $16 million. During the first quarter of 2008, the Company recorded a loss of $40 million on the disposition of the NA Aftermarket.

2007 Divestitures

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

Effective May 31, 2007, the Company ceased to produce brake components at its Swansea, UK facility, which resulted in the complete exit of the Company’s global suspension product line. Accordingly, the results of operations of the Company’s global suspension product line have been reclassified to “Loss from discontinued operations, net of tax” in the consolidated statements of operations for the three-month and six-month periods ended June 30, 2007.

A summary of the results of discontinued operations is provided in the table below.

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(Dollars in Millions)

Net product sales	$11	$50
Cost of sales	18	63

Gross margin	(7)	(13)
Selling, general and administrative expenses	—	1
Asset impairments	2	12
Restructuring expenses	4	10
Reimbursement from Escrow Account	6	12

Loss from discontinued operations, net of tax	$7	$24

NOTE 4.	Restructuring Activities

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

2008 Restructuring Actions

During the second quarter of 2008, the Company recorded restructuring expenses of $29 million under the previously announced multi-year improvement plan, including the following significant actions:

•	$18 million of employee severance and termination benefit costs associated with 55 employees at the Company’s Other products facility located in Swansea, UK. In connection with the Swansea Divestiture, Visteon UK Limited agreed to reduce the number of employees to be transferred, which resulted in $5 million of employee severance benefits and $13 million of special termination benefits. Additionally, the Company entered into customer agreements to mitigate the operating losses at certain UK manufacturing facilities.

•	$5 million of employee severance and termination benefit costs associated with approximately 40 employees to reduce the Company’s salaried workforce in higher cost countries.

•	$2 million of equipment relocation costs associated with the completed closure of a North American Climate facility.

The Company currently estimates that the total cost associated with the multi-year improvement plan will be approximately $555 million. However, the Company continues to achieve targeted cost reductions associated with the multi-year improvement plan at a lower cost than expected due to higher levels of employee attrition and lower per employee severance cost resulting from changes to certain employee benefit plans. The Company anticipates that approximately $420 million of costs incurred under the multi-year improvement plan will be reimbursed from the escrow account pursuant to the terms of the Escrow Agreement. While the Company anticipates substantial utilization of funds available under the Escrow Agreement from the multi-year improvement plan and other restructuring actions, any amounts remaining in the escrow account after December 31, 2012 will be disbursed to the Company pursuant to the terms of the Escrow Agreement. It is possible that actual cash restructuring costs could vary significantly from the Company’s current estimates resulting in unexpected costs in future periods. Generally, charges are recorded as elements of the plan are finalized and the timing of activities and the amount of related costs are not likely to change.

The Company has incurred $350 million in cumulative restructuring costs related to the multi-year improvement plan including $138 million, $118 million, $63 million and $31 million for the Other, Interiors, Climate and Electronics product groups, respectively. Substantially all restructuring expenses recorded to date relate to employee severance and termination benefit costs and are classified as “Restructuring expenses” on the consolidated statements of operations. As of June 30, 2008, the restructuring reserve balance of $96 million is entirely attributable to the multi-year improvement plan.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Restructuring Activities — (Continued)

Restructuring Reserves

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the six-months ended June 30, 2008.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2007	$58	$23	$7	$24	$112
Expenses	25	1	1	19	46
Currency exchange	4	—	—	—	4
Utilization	(18)	(20)	—	(15)	(53)

March 31, 2008	69	4	8	28	109
Expenses	3	4	—	22	29
Utilization	(11)	(6)	(1)	(24)	(42)

June 30, 2008	$61	$2	$7	$26	$96

Utilization for the three months ended June 30, 2008 includes $25 million of payments for severance and other employee termination benefits, $14 million of special termination benefits reclassified to pension and other postretirement employee benefits, where such payments are made from the Company’s benefit plans and $3 million of payments for contract termination, equipment relocation and other costs.

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

The following table provides a reconciliation of amounts available in the escrow account.

	Three Months Ended	Six Months Ended	Inception through
	June 30, 2008	June 30, 2008	June 30, 2008
	(Dollars in Millions)

Beginning escrow account available	$123	$144	$400
Add: Investment earnings	—	1	33
Deduct: Disbursements for restructuring costs	(26)	(48)	(336)

Ending escrow account available	$97	$97	$97

Approximately $16 million and $22 million of amounts receivable from the escrow account were classified in “Other current assets” in the Company’s consolidated balance sheets as of June 30, 2008 and December 31, 2007, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Asset Impairments and Loss on Divestitures

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

2008 Asset Impairments and Loss on Divestiture

During the three and six-month periods ended June 30, 2008 the Company recorded asset impairments and loss on divestitures of $11 million and $51 million, respectively. These amounts were related to the following:

•	During the three months ended June 30, 2008, the Company determined that long-lived assets subject to the Swansea Divestiture met the “held for sale” criteria of SFAS 144. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in an asset impairment charge of approximately $7 million. The Company expects to record additional losses of approximately $15 million on the Swansea Divestiture related to working capital adjustments in connection with the July 7, 2008 transaction closing date.

•	During the three months ended June 30, 2008, the Company also recorded an asset impairment charge of approximately $4 million for certain Other product group assets that met the “held for sale” criteria of SFAS 144.

•	During the first quarter of 2008, the Company determined that long-lived assets subject to the NA Aftermarket Divestiture met the “held for sale” criteria of SFAS 144. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in an asset impairment charge of approximately $21 million. The Company also recorded a $19 million loss on the disposition of the NA Aftermarket during the first quarter of 2008.

2007 Asset Impairments

During the three and six-month periods ended June 30, 2007 the Company recorded asset impairments of $11 million and $51 million, respectively. These amounts were related to the following:

•	During 2007 the Company determined that assets subject to the Chassis Divestiture met the “held for sale” criteria of SFAS 144. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in asset impairment charges of approximately $8 million and $25 million for the three and six-month periods ended June 30, 2007, respectively.

•	During the three months ended June 30, 2007, the Company recorded an asset impairment of $3 million to reduce the net book value of certain long-lived assets to their estimated fair value, in connection with restructuring activities undertaken at a North American Other facility.

•	In consideration of the MASPA and the Company’s announced exit of the brake manufacturing business at its Swansea, UK facility, an asset impairment charge of $16 million was recorded to reduce the net book value of certain long-lived assets at the facility to their estimated fair value in the first quarter of 2007. The Company’s estimate of fair value was based on market prices, prices of similar assets, and other available information.

•	Additionally during the first quarter of 2007 the Company entered into an agreement to sell an Electronics building located in Japan. The Company determined that the building met the “held for sale” criteria of

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Asset Impairments and Loss on Divestitures — (Continued)

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

Transfers under the European Securitization, for which the Company receives consideration other than a beneficial interest, are accounted for as “true sales” under the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and are removed from the balance sheet. Transfers under the European Securitization, for which the Company receives a beneficial interest are not removed from the balance sheet and total $433 million and $434 million as of June 30, 2008 and December 31, 2007, respectively. Such amounts are recorded at fair value and are subordinated to the interests of third-party lenders. Securities representing the Company’s retained interests are accounted for as trading securities under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Availability of funding under the European Securitization depends primarily upon the amount of trade receivables reduced by outstanding borrowings under the program and other characteristics of those trade receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of June 30, 2008, approximately $223 million of the Company’s transferred trade receivables were considered eligible for borrowing under this facility, $105 million was outstanding and $118 million was available for funding. The Company recorded losses of $4 million for each of the six-month periods ended June 30, 2008 and 2007 related to trade receivables sold under the European Securitization. The table below provides a reconciliation of changes in interests in account receivables transferred for the period.

	Six Months Ended
	June 30
	2008	2007
	(Dollars in Millions)

Beginning balance	$434	$482
Receivables transferred	1,552	1,866
Proceeds from new securitizations	—	(41)
Proceeds from collections reinvested in securitization	(282)	(257)
Cash flows received on interest retained	(1,301)	(1,522)
Currency exchange	30	23

Ending balance	$433	$551

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of inventories is provided below:

	June 30	December 31
	2008	2007
	(Dollars in Millions)

Raw materials	$170	$159
Work-in-process	224	224
Finished products	117	160

	511	543
Valuation reserves	(45)	(48)

	$466	$495

NOTE 8.	Other Assets

Other current assets are summarized as follows:

	June 30	December 31
	2008	2007
	(Dollars in Millions)

Recoverable taxes	$126	$88
Current deferred tax assets	47	47
Prepaid assets	38	28
Deposits	28	30
Forward contracts	18	—
Escrow receivable	16	22
Other	40	20

	$313	$235

Other non-current assets are summarized as follows:

	June 30	December 31
	2008	2007
	(Dollars in Millions)

Non-current deferred tax assets	39	39
Unamortized debt costs and other intangible assets	31	33
Notes and other receivables	8	11
Other	30	39

	$108	$122

NOTE 9.	Non-Consolidated Affiliates

The Company had $252 million and $218 million of equity in the net assets of non-consolidated affiliates at June 30, 2008 and December 31, 2007, respectively. The Company recorded equity in net income of non-consolidated affiliates of $15 million and $14 million for the three-months ended June 30, 2008 and 2007, respectively. For the six-month periods ended June 30, 2008 and 2007, the Company recorded $30 million and $23 million, respectively.

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

Summarized financial data for the three-month periods ended June 30 are as follows:

	Net Sales		Gross Margin		Net Income
	2008	2007	2008	2007	2008	2007
	(Dollars in Millions)

Yanfeng Visteon Automotive Trim Systems Co., Ltd.	$281	$243	$52	$46	$24	$21
All other	210	179	40	30	6	7

	$491	$422	$92	$76	$30	$28

Summarized financial data for the six-month periods ended June 30 are as follows:

	Net Sales		Gross Margin		Net Income
	2008	2007	2008	2007	2008	2007
	(Dollars in Millions)

Yanfeng Visteon Automotive Trim Systems Co., Ltd.	$550	$428	$101	$76	$44	$34
All other	420	348	64	53	16	12

	$970	$776	$165	$129	$60	$46

The Company’s share of net assets and net income is reported in the consolidated financial statements as “Equity in net assets of non-consolidated affiliates” on the consolidated balance sheets and “Equity in net income of non-consolidated affiliates” on the consolidated statements of operations. Included in the Company’s accumulated deficit is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $126 million and $99 million at June 30, 2008 and December 31, 2007, respectively.

NOTE 10.	Property and Equipment

Property and equipment is stated at cost and is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of Property and equipment, net is provided below:

	June 30	December 31
	2008	2007
	(Dollars in Millions)

Land	$89	$95
Buildings and improvements	1,083	1,083
Machinery, equipment and other	3,920	3,894
Construction in progress	138	146

Total property and equipment	5,230	5,218
Accumulated depreciation	(2,637)	(2,573)

	2,593	2,645
Product tooling, net of amortization	128	148

Property and equipment, net	$2,721	$2,793

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Property and Equipment — (Continued)

Depreciation and amortization expenses are summarized as follows:

	Three-Months Ended		Six-Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Dollars in Millions)

Depreciation	$101	$104	$206	$212
Amortization	9	12	19	25

	$110	$116	$225	$237

The Company recorded approximately $13 million and $28 million of accelerated depreciation expense for the three and six months ended June 30, 2008, respectively, representing the shortening of estimated useful lives of certain assets (primarily machinery and equipment) in connection with the Company’s restructuring activities.

NOTE 11.	Other Liabilities

Other current liabilities are summarized as follows:

	June 30	December 31
	2008	2007
	(Dollars in Millions)

Restructuring accrual	$96	$87
Product warranty and recall accrual	60	54
Accrued interest payable	45	62
Income taxes payable	45	13
Non-income taxes payable	46	34
Other accrued liabilities	117	101

	$409	$351

Other non-current liabilities are summarized as follows:

	June 30	December 31
	2008	2007
	(Dollars in Millions)

Income tax accrual	$181	$154
Non-income tax payable	80	80
Deferred income	64	63
Product warranty and recall accrual	60	54
Restructuring accrual	—	25
Other accrued liabilities	45	52

	$430	$428

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Debt

Short-term and long-term debt including the fair value of related interest rate swaps are as follows:

	June 30	December 31
	2008	2007
	(Dollars in Millions)

Short-term debt
Current portion of long-term debt	$37	$44
Other — short-term	84	51

Total short-term debt	121	95

Long-term debt
8.25% notes due August 1, 2010	207	553
Term loan due June 13, 2013	1,000	1,000
Term loan due December 13, 2013	500	500
7.00% notes due March 10, 2014	450	449
12.25% notes due December 31, 2016	197	—
Other	190	243

Total long-term debt	2,544	2,745

Total debt	$2,665	$2,840

Fair value of total debt was $2,075 million and $2,542 as of June 30, 2008 and December 31, 2007, respectively.

2008 Issuance of New Notes and Tender Offer for Notes due 2010

On June 18, 2008, the Company completed the sale of $206.4 million aggregate principal amount of its 12.25% senior notes due 2016 (the “New Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933. On June 18, 2008, the Company repurchased $344 million in aggregate principal amount of its 8.25% senior notes due August 2010 pursuant to a partial tender offer commenced on May 19, 2008 (collectively the “Bond Transactions”). The Company used the net proceeds from the sale of the New Notes, plus additional cash on hand, to pay the aggregate consideration of approximately $337 million, excluding costs and expenses, for such repurchase. The New Notes rank equally with the Company’s existing and future unsecured term debt, senior to any future subordinated debt, and are guaranteed by certain of its U.S. subsidiaries. The New Notes have not been and will not be registered under the Securities Act or any state securities laws.

The New Notes were issued pursuant to a supplemental indenture which contains covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness, make certain distributions, investments and other restricted payments, dispose of assets, grant liens on assets, issue guarantees, designate unrestricted subsidiaries, engage in transactions with affiliates, enter into agreements restricting the ability of subsidiaries to pay dividends, engage in sale and leaseback transactions, and merge or consolidate or transfer substantially all of its assets, subject to certain exceptions and qualifications. Each of the Company’s existing and future wholly-owned domestic restricted subsidiaries that guarantee debt under the Company’s revolving credit facility guarantee the New Notes.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Debt — (Continued)

Holders of the New Notes have the right to require the Company to redeem their New Notes in whole or in part on December 31, 2013 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest (the “Put Option”). The Company may redeem the New Notes prior to December 31, 2013 in whole at any time or in part from time to time, at its option, at a redemption price equal to the greater of (1) 100% of the principal amount to be redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest on the New Notes to be redeemed discounted to the date of redemption on a semi-annual basis at the applicable Treasury Rate plus 50 basis points plus accrued and unpaid interest, including, if applicable, liquidated damages, on the principal amount being redeemed to the redemption date. Thereafter, the Company may redeem the New Notes in whole at any time or in part from time to time, at its option, at specified redemption prices plus accrued and unpaid interest. In addition, upon the occurrence of certain change of control events, holders of the New Notes have the right to require the Company to purchase some or all of the New Notes at 101% of the principal amount thereof, plus accrued and unpaid interest.

Interest on the New Notes is fixed at an annual rate of 12.25% and is payable semi-annually in arrears on June 30 and December 31, beginning December 31, 2008. The Company is required to pay additional interest on the New Notes if, at any time during the period beginning six months and ending one year after the June 18, 2008, adequate current public information with respect to the Company is unavailable.

The Bond Transactions were accounted for as a modification of existing indebtedness under FASB Emerging Issues Task Force No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Accordingly, an aggregate discount of $10 million related to the net amount of the discount on the New Notes, which were issued at a price of $916.21 per $1,000 in aggregate principle amount, fees paid to creditors and the gain on retirement of $344 million of Old Notes has been deferred and will be amortized over the life of the New Notes up to the date of the Put Option. Additionally, during the three months ended June 30, 2008 the Company recorded $5 million of expenses related to third party fees and recognized $3 million of unamortized gains related to previously terminated interest rate swaps in connection with the Bond Transactions.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Employee Retirement Benefits

The components of the Company’s net periodic benefit costs for the three-month periods ended June 30, 2008 and 2007 were as follows:

					Health Care
					and Life
	Retirement Plans				Insurance
	U.S. Plans		Non-U.S. Plans		Benefits
	2008	2007	2008	2007	2008	2007
	(Dollars in Millions)

Service cost	$6	$6	$6	$6	$1	$1
Interest cost	18	18	17	17	8	8
Expected return on plan assets	(20)	(19)	(16)	(13)	—	—
Amortization of:
Plan amendments	(1)	—	2	2	(9)	(12)
Actuarial losses and other	—	1	1	3	3	4
Special termination benefits	1	—	—	—	—	—
Settlements	—	—	—	13	—	—
Curtailments	—	—	6	—	(26)	(3)

Visteon sponsored plan net periodic benefit costs	4	6	16	28	(23)	(2)
Expense for certain salaried employees whose pensions are partially covered by Ford	—	—	—	—	(2)	(1)

Net periodic benefits costs, excluding restructuring	$4	$6	$16	$28	$(25)	$(3)

Special termination benefits	$—	$1	$14	$8	$—	$—

Total employee retirement benefit related restructuring costs	$—	$1	$14	$8	$—	$—

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Employee Retirement Benefits — (Continued)

The components of the Company’s net periodic benefit costs for the six-month periods ended June 30, 2008 and 2007 were as follows:

					Health Care
	Retirement Plans				and Life
			Non-U.S.		Insurance
	U.S. Plans		Plans		Benefits
	2008	2007	2008	2007	2008	2007
	(Dollars in Millions)

Service cost	$11	$13	$11	$14	$2	$3
Interest cost	36	36	35	36	16	16
Expected return on plan assets	(41)	(38)	(30)	(27)	—	—
Amortization of:
Plan amendments	(1)	1	3	3	(17)	(23)
Actuarial losses and other	—	1	2	6	6	8
Special termination benefits	1	—	—	—	—	—
Settlements	—	—	—	30	—	—
Curtailments	1	10	5	—	(30)	(9)

Visteon sponsored plan net periodic benefit costs	7	23	26	62	(23)	(5)
Expense for certain salaried employees whose pensions are partially covered by Ford	(2)	—	—	—	(3)	(2)

Net periodic benefits costs, excluding restructuring	$5	$23	$26	$62	$(26)	$(7)

Special termination benefits	$1	$3	$17	$8	$—	$—

Total employee retirement benefit related restructuring costs	$1	$3	$17	$8	$—	$—

Curtailments and Settlements

Curtailment and settlement gains and losses are recorded in accordance with Statement of Financial Accounting Standards Nos. 88 (“SFAS 88”), “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and are classified in the Company’s consolidated statements of operations as “Cost of sales” or “Selling, general and administrative expenses.” Qualifying curtailment and settlement losses related to the Company’s restructuring activities are reimbursable under the terms of the Escrow Agreement. The following curtailments and settlements were recorded during the three and six month periods ended June 30, 2008 and 2007:

•	The Company recorded curtailment gains of $26 million and $30 million for the three and six months ended June 30, 2008 related to elimination of employee benefits associated with a U.S. other postretirement benefit (“OPEB”) plan in connection with employee headcount reductions under previously announced restructuring actions.

•	During the three months ended June 30, 2008 the Company recorded pension curtailment losses of $7 million related to the reduction of future service in the UK pension plan for employees at the Company’s Swansea, UK operation in connection with the Swansea Divestiture. Additionally, in accordance with Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit and Other Postretirement Benefits, and amendment of FASB Statements No. 87, 88, 106, and 132(R),” the Company remeasured the assets and obligations of its UK pension

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Employee Retirement Benefits — (Continued)

plan, which resulted in an increase of $57 million in the Company’s net pension liability and a corresponding decrease in Accumulated Other Comprehensive Income.

•	The Company recorded curtailment gains of $3 million and $9 million for the three and six months ended June 30, 2007 related to elimination of employee benefits associated with a U.S. OPEB plan in connection with employee headcount reductions under previously announced restructuring actions.

•	The Company recorded a settlement loss of $13 million during the three months ended June 30, 2007 related to employee retirement benefit obligations under certain German retirement plans for employees of the Dueren and Wuelfrath, Germany facilities, which were included in the Chassis Divestiture.

•	The Company recorded a settlement loss of $17 million during the three months ended March 31, 2007 related to employee retirement benefit obligations under a Canadian retirement plan for employees of the Markham, Ontario facility, which was closed in 2002.

•	The Company recorded a curtailment loss of $10 million for the three months ended March 31, 2007 for retirement benefit obligations under U.S. retirement plans per previously announced restructuring actions.

Retirement Benefit Related Restructuring Expenses

In addition to retirement benefit expenses, the Company recorded $14 million and $18 million for the three and six months ended June 30, 2008, respectively, for retirement benefit related restructuring charges. Such charges generally relate to special termination benefits, voluntary termination incentives, and pension losses and are the result of various restructuring actions as described in Note 4 “Restructuring Activities.” Retirement benefit related restructuring charges are initially classified as restructuring expenses and related accruals are subsequently reclassified to retirement benefit liabilities.

Contributions

During the six-month period ended June 30, 2008, contributions to the Company’s U.S. retirement plans and postretirement health care and life insurance plans were $11 million and $14 million, respectively, and contributions to non-U.S. retirement plans were $25 million. The Company presently anticipates additional contributions to its U.S. retirement plans and postretirement health care and life insurance plans of $9 million and $19 million, respectively, in 2008. The Company also anticipates additional 2008 contributions to non-U.S. retirement plans of $60 million.

Other

In accordance with the adoption of SFAS 158, the Company re-measured plan assets and obligations as of January 1, 2007. As a result, the Company recorded a reduction to the pension liability of approximately $120 million, a reduction of the OPEB liability of approximately $90 million and an increase to accumulated other comprehensive income of approximately $210 million. The Company also adjusted the January 1, 2007 retained earnings balance by approximately $34 million, representing the net periodic benefit costs for the period between September 30, 2006 and January 1, 2007 that would have been recognized on a delayed basis during the first quarter of 2007 absent the change in measurement date.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Income Taxes

Provision for Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against loss from continuing operations before income taxes and minority interests, excluding equity in net income of non-consolidated affiliates for the period. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company’s operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax asset valuation allowances exist and are maintained. The Company’s provision for income tax of $49 million and $100 for the three-month and six-month periods ended June 30, 2008 reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits and certain non-recurring tax items and the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions to the extent not offset by other categories of income.

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

The Company’s gross unrecognized tax benefits at June 30, 2008 were approximately $268 million, and the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were approximately $140 million. The gross unrecognized tax benefits differ from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions will not impact the effective tax rate in current or future periods. During the second quarter of 2008, the Company increased its gross unrecognized tax benefits by approximately $14 million primarily as a result of certain positions expected to be taken in future tax returns, of which, $7 million would impact the effective tax rate if the unrecognized tax benefits were recognized.

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

The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Estimated interest and penalties related to the potential underpayment of income taxes totaled $4 million for the three-months ended June 30, 2008. As of June 30, 2008, the Company had approximately $41 million of accrued interest and penalties related to uncertain tax positions.

NOTE 15.	Comprehensive Loss

Comprehensive loss, net of tax is summarized below:

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2008	2007	2008	2007
	(Dollars in Millions)

Net loss	$(42)	$(67)	$(147)	$(220)
Pension and other postretirement benefit adjustments	(51)	44	(59)	109
Change in foreign currency translation adjustments	11	22	80	32
Unrealized gains/(losses) on derivatives	11	1	8	(2)

	$(71)	$—	$(118)	$(81)

Accumulated other comprehensive income is comprised of the following:

	June 30	December 31
	2008	2007
	(Dollars in Millions)

Foreign currency translation adjustments	$377	$297
Pension and other postretirement benefit adjustments, net of tax	(69)	(10)
Unrealized losses on derivatives	(4)	(12)

	$304	$275

NOTE 16.	Loss Per Share

Basic net loss per share of common stock is calculated by dividing reported net loss by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. In addition to restricted stock, the calculation of diluted net loss per share takes into account the effect of dilutive potential common stock, such as stock warrants and stock options.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Loss Per Share — (Continued)

	Three-Months Ended		Six-Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Dollars in Millions)

Numerator:
Net loss from continuing operations	$(42)	$(60)	$(147)	$(196)
Loss from discontinued operations, net of tax	—	7	—	24

Net loss	$(42)	$(67)	$(147)	$(220)

Denominator:
Average common stock outstanding	130.7	129.6	130.3	129.3
Less: Average restricted stock outstanding	(1.2)	(0.1)	(0.8)	(0.1)

Basic and diluted shares	129.5	129.5	129.5	129.2

Per Share Data:
Basic and diluted loss per share from continuing operations	$(0.32)	$(0.46)	$(1.14)	$(1.52)
Loss from discontinued operations, net of tax	—	(0.06)	—	(0.18)

Basic and diluted loss per share	$(0.32)	$(0.52)	$(1.14)	$(1.70)

For the three and six months ended June 30, 2008, stock options to purchase approximately 12 million and 13 million shares, respectively, of common stock and stock warrants to purchase 25 million shares of common stock were not included in the computation of diluted loss per share as the effect of including them would have been anti-dilutive. Stock warrants to purchase 25 million shares of common stock and stock options to purchase approximately 13 million shares of common stock for both the three and six months ended June 30, 2007 were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

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

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Fair Value Measurements
	Other Observable	Unobservable
	Inputs	Inputs
	(Level 2)	(Level 3)
	(Dollars in Millions)

Assets
Interests in accounts receivable transferred	$—	$433
Foreign currency instruments	18	—

Total	$18	$433

Liabilities
Interest rate swaps	$6	$—
Foreign currency instruments	10	—

Total	$16	$—

Financial instruments whose fair values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the fair value measurement are considered to be Level 3 assets or liabilities. Changes in the fair value of the Company’s Level 3 assets for the three and six-month periods ended June 30, 2008 were not material.

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

Interest in accounts receivable transferred — These financial assets result from the transfer of trade accounts receivable under the European Securitization. These securities are valued under an income approach, which requires inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect the assumptions a market participant would use in pricing the asset or liability and include consideration of time value and counterparty non-performance risk.

NOTE 18.	Commitments and Contingencies

Guarantees

The Company has guaranteed approximately $17 million of debt capacity held by subsidiaries and $102 million for lifetime lease payments held by consolidated subsidiaries.

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

The following table provides a reconciliation of changes in product warranty and recall liability for the six months ended June 30, 2008 and 2007:

	Product Warranty and Recall
	2008	2007
	(Dollars in Millions)

Beginning balance, December 31	$108	$105
Accruals for products shipped	23	24
Changes related to pre-existing conditions (including changes in estimates)	9	(3)
Settlements	(20)	(20)

Ending balance, June 30	$120	$106

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Commitments and Contingencies — (Continued)

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

The Company is aware of contamination at some of its properties and relating to various third-party superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites and at June 30, 2008, had recorded an accrual of approximately $7 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Although the Company believes its accrual is adequate based on current information, the Company cannot provide assurance that the eventual environmental investigation, cleanup costs and related liabilities will not exceed the amount of its current accrual.

Other Contingent Matters

In addition to the matters discussed above, various other legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the Company, including those arising out of alleged defects in the Company’s products; governmental regulations relating to safety; employment-related matters; customer, supplier and other contractual relationships; intellectual property rights; and non-income taxes. Some of the foregoing matters may involve compensatory, punitive or antitrust or other treble damage claims in very large amounts, or demands for equitable relief, sanctions, or other relief.

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Accruals have been established by the Company for matters where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at June 30, 2008 or that are in excess of established accruals. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

The Company’s chief operating decision making group, comprised of the Executive Chairman, Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), evaluates the performance of the Company’s segments primarily based on net sales, before elimination of inter-company shipments, gross margin and operating assets. Gross margin is defined as total sales less costs to manufacture and product development and engineering expenses. Operating assets include inventories and property and equipment utilized in the manufacture of the segments’ products.

Overview of Segments

•	Climate: The Climate product group includes facilities that primarily manufacture climate air handling modules, powertrain cooling modules, climate controls, heat exchangers, compressors, fluid transport, and engine induction systems.

•	Electronics: The Electronics product group includes facilities that primarily manufacture audio systems, infotainment systems, driver information systems, powertrain and feature control modules, electronic control modules and lighting.

•	Interiors: The Company’s Interior product group includes facilities that primarily manufacture instrument panels, cockpit modules, door trim and floor consoles.

•	Other: The Other product group includes facilities that primarily manufacture fuel and powertrain products.

•	Services: The Company’s Services operations supply leased personnel and transition services pursuant to the ACH Transactions. The Company provides ACH with certain information technology, personnel and other services to enable ACH to conduct its business in accordance with the Master Services Agreement and the Salaried Employee Lease Agreement. Services to ACH are provided at a rate approximately equal to the Company’s cost until such time the services are no longer required by ACH or the expiration of the related agreement. In addition to services provided to ACH, the Company has also agreed to provide certain transition services related to other divestitures.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Segment Information — (Continued)

Net Sales, Gross Margin and Operating Assets

A summary of net sales and gross margin by segment is provided below:

	Net Sales				Gross Margin
	Three-Months		Six-Months		Three-Months		Six-Months
	Ended		Ended		Ended		Ended
	June 30		June 30		June 30		June 30
	2008	2007	2008	2007	2008	2007	2008	2007
	(Dollars in Millions)

Climate	$879	$891	$1,733	$1,713	$78	$53	$161	$93
Electronics	1,001	944	1,969	1,845	115	69	208	132
Interiors	844	825	1,685	1,608	25	30	39	36
Other	175	350	374	783	12	4	16	27
Eliminations	(118)	(177)	(241)	(358)	—	—	—	—

Total products	2,781	2,833	5,520	5,591	230	156	424	288
Services	124	141	245	271	1	1	2	3

Total segments	2,905	2,974	5,765	5,862	231	157	426	291
Reconciling Item
Corporate	—	—	—	—	—	(2)	—	(19)

Total consolidated	$2,905	$2,974	$5,765	$5,862	$231	$155	$426	$272

A summary of operating assets by segment is provided below:

	Inventories, net		Property and Equipment, net
	June 30	December 31	June 30	December 31
	2008	2007	2008	2007
	(Dollars in Millions)

Climate	$208	$197	$915	$947
Electronics	170	154	781	758
Interiors	63	59	546	533
Other	25	85	2	57

Total products	466	495	2,244	2,295
Reconciling Item
Corporate	—	—	477	498

Total consolidated	$466	$495	$2,721	$2,793

Reconciling Item

Certain adjustments are necessary to reconcile segment information to the Company’s consolidated amounts. Corporate reconciling items are related to the Company’s technical centers, corporate headquarters and other administrative and support functions.

Reclassification

Segment information for the three-month and six-month periods ended June 30, 2007 and as of December 31, 2007 has been recast to reflect the Company’s Mobile Electronics and Philippines operations in the Electronics and Interiors product groups, respectively. These operations were previously reflected in the Other product group and have been reclassified consistent with the Company’s current management reporting structure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition, and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Current Report on Form 8-K dated May 19, 2008, as filed with the Securities and Exchange Commission, and the financial statements and accompanying notes to the financial statements included elsewhere herein. The financial data presented herein are unaudited, but in the opinion of management reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of such information.

Executive Summary

Visteon Corporation is a leading global supplier of climate, interiors, electronics and other automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”). The Company sells to all the of the world’s largest vehicle manufacturers including BMW, Chrysler LLC, Daimler AG, Fiat, Ford, General Motors, Honda, Hyundai / Kia, Nissan, PSA Peugeot Citroën (“PSA”), Renault, Toyota and Volkswagen. The Company has a broad network of manufacturing, technical engineering and joint venture operations in every major geographic region of the world, supported by approximately 38,500 employees dedicated to the design, development, manufacture and support of its product offering and its global customers, and conducts its business across five segments: Climate, Interiors, Electronics, Other and Services.

The automotive industry remains challenging, particularly in North America. However, because the North America region represents only 25% of Visteon’s total sales, production decreases by North American automakers have been largely offset by sales growth in other regions of the world, particularly in Asia. Diversification by customer and geography, coupled with the Company’s ongoing restructuring and business improvement actions, has allowed Visteon to continue to improve its financial performance during 2008, despite the difficult North American market.

Effective July 7, 2008, Visteon completed the sale of its Swansea, United Kingdom, operation. This disposition represents a significant milestone in the Company’s effort to address non-core facilities and improve its financial performance in connection with its multi-year improvement plan. The Swansea operation, Visteon’s largest operation in the UK, generated negative gross margin of approximately $40 million on sales of approximately $80 million during 2007. The Company expects to record losses of approximately $47 million in connection with this transaction, of which approximately $13 million will be reimbursed from the escrow account. During the three-months ended June 30, 2008, the Company recorded losses of $32 million on the Swansea Divestiture along with $13 million of escrow reimbursement. The remaining expected loss on the Swansea Divestiture is related to working capital adjustments and will be recorded in connection with the transaction closing date in the third quarter. Additionally, the Company entered into customer agreements to mitigate the operating losses at certain UK manufacturing facilities.

During the second quarter of 2008, Visteon also completed the planned closure of two non-core fuel tank facilities in Germany and ceased production at its operation in Bedford, Indiana, USA. These actions bring the number of completed actions as of June 30, 2008 to 22 of 30 previously identified restructuring actions under Visteon’s multi-year improvement plan. As a result of these actions, the Company has recognized cumulative savings of approximately $250 million since the inception of the multi-year improvement plan. The Company continues to evaluate alternative courses of action related to the remaining 8 facilities, including the possibility of divestiture, closure or renegotiated commercial and/or labor arrangements. However, there is no assurance that a transaction or other arrangement will occur in the near term or at all. The Company’s ultimate course of action for these facilities will be dependent upon that which provides the greatest long-term return to shareholders.

The Company’s restructuring and business improvement efforts continued to drive significant geographic and customer diversification, with a greater percentage of the Company’s product sales outside of North America. For the first half of 2008 the Company recorded net sales in North America of approximately $1.45 billion or 25%, Europe of approximately $2.42 billion or 42%, and Asia of approximately $1.68 billion or 29%. Although Ford remains the Company’s largest customer, the Company has been steadily diversifying its sales with other OEMs. Product sales to Ford in North America were 12% of total product sales for the six months ended June 30, 2008 as compared to 16% during the six months ended June 30, 2007. Ford product sales in other regions were 24% and 25% for the six months ended June 30, 2008 and 2007, respectively.

Further declines in Ford’s vehicle production could materially affect the Company’s operating results, and the Company continues to work with other vehicle manufacturers to further its sales growth and diversification. During the first half of 2008, the Company was awarded new forward year programs across all of its product groups by other vehicle manufacturers which will further diversify the Company’s sales base in future years.

The Company also took steps to improve its capital structure and reduce its near term debt maturities during the second quarter of 2008. On June 18, 2008, the Company completed the sale of $206.4 million aggregate principal amount of its 12.25% senior notes due 2016 (the “New Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933. On June 18, 2008, the Company repurchased $344 million in aggregate principal amount of its 8.25% senior notes due August 2010 pursuant to a partial tender offer commenced on May 19, 2008. The Company used the net proceeds from the sale of the New Notes, plus additional cash on hand, to pay the aggregate consideration of approximately $337 million, excluding costs and expenses, for such repurchase.

Summary Financial Results for the Quarterly Period Ended June 30, 2008

Visteon reported significant year-over-year financial improvements in the second quarter of 2008, improving gross margin by $76 million and reducing its net loss by $25 million. Key financial results for the three-month period ended June 30, 2008 are summarized as follows:

•	Product sales of approximately $2.8 billion, consistent with the same period of 2007.

•	Product gross margin of $230 million or 8.3% of product sales, up from $154 million or 5.4% of product sales when compared to the same period of 2007.

•	Net loss lower by $25 million when compared to a net loss of $67 million for the same period of 2007.

•	Cash and equivalents of approximately $1.5 billion, of which approximately $950 million is in the United States.

During the second quarter of 2008, the Company recorded product sales of $2.78 billion compared to $2.83 billion for the same period in 2007, representing a decrease of approximately $52 million. Plant divestitures and closures decreased sales by $222 million and lower North America volumes resulted in a decrease in sales of $106 million. These decreases were partially offset by favorable currency of $163 million and increased vehicle production volumes in Asia, Europe and South America, demonstrating the benefit of the Company’s significant geographic diversification.

For the three-month period ended June 30, 2008, North America product sales have decreased by 25% when compared to the same period of 2007 and comprise 24% of the Company’s total product sales. This decrease was primarily driven by production declines in North America for key customers, including a 126,000 unit decline for Ford and a 20,000 unit decline for Nissan. Plant closures in connection with the Company’s improvement plan also resulted in product sales declines in North America. Europe product sales comprised 43% of total product sales for the three-month period ended June 30, 2008 compared to 38% in the same period of 2007. The increase in Europe product sales was driven primarily by favorable currency related to the strengthening of the Euro, partially offset by the 2007 Chassis divestiture. Asia product sales increased by $69 million, comprising 29% of total product sales for the three-month period ended June 30, 2008 compared to 26% of total product sales for the three-month period ended June 30, 2007. The increase in Asia was primarily due to higher Hyundia/Kia vehicle production volumes.

The Company’s product gross margin was $230 million in the second quarter of 2008, compared with $154 million in the second quarter of 2007, representing an increase of $76 million or 49%. The increase in gross margin was driven by favorable currency of $43 million and net cost performance of $41 million, which includes efficiencies achieved through manufacturing, purchasing, and ongoing restructuring efforts, net of customer pricing. These increases were partially offset by a reduction in gross margin related to manufacturing facilities that have been closed or divested.

As of June 30, 2008 the Company’s consolidated cash and equivalents totaled $1.5 billion and approximately 63% of this balance was located in the U.S. The Company’s cash and equivalent balance decreased by approximately $250 million during 2008 including the use of approximately $150 million to repurchase a portion of the Company’s 8.25% senior notes due August 2010 and capital spending of $154 million, partially offset by proceeds from asset sales and divestitures of $59 million.

Results of Operations

Three Months Ended June 30, 2008 and 2007

	Sales			Gross Margin
	2008	2007	Change	2008	2007	Change
	(Dollars in Millions)

Climate	$879	$891	$(12)	$78	$53	$25
Electronics	1,001	944	57	115	69	46
Interiors	844	825	19	25	30	(5)
Other	175	350	(175)	12	4	8
Eliminations	(118)	(177)	59	—	—	—

Total product	2,781	2,833	(52)	230	156	74
Services	124	141	(17)	1	1	—

Total segment	2,905	2,974	(69)	231	157	74
Reconciling Item
Corporate	—	—	—	—	(2)	2

Total consolidated	$2,905	$2,974	$(69)	$231	$155	$76

Net Sales

Net sales decreased $69 million during the three months ended June 30, 2008 when compared to the same period of 2007, consisting of a $52 million decrease in product sales and a $17 million decrease in services revenues. The decrease was attributable to divestitures and plant closures of $222 million and net customer price reductions, which were partially offset by favorable currency of $163 million and higher sales volumes of $38 million primarily due to increased Hyundia/Kia vehicle production volumes.

Net sales for Climate were $879 million for the three months ended June 30, 2008, compared with $891 million for the same period of 2007, representing a decrease of $12 million or 1%. Vehicle production volume and mix increased Climate sales by $60 million mainly in Asia and were primarily related to higher Hyundai/Kia sales. Favorable currency, primarily driven by the Euro, increased sales by $14 million. These increases were more than offset by a $52 million reduction in sales resulting from the closure of the Company’s Connersville, Indiana facility and net customer price reductions.

Net sales for Electronics were $1,001 million for the three months ended June 30, 2008, compared to $944 million for the same period of 2007, representing an increase of $57 million or 6%. This increase included favorable currency of $98 million and favorable vehicle production volume and mix of $23 million in Europe primarily related to Ford, VW, and BMW. These increases were partially offset by lower North America vehicle production volumes related to Ford, the impact of past customer sourcing actions and net customer price reductions.

Net sales for Interiors were $844 million and $825 million for the three-month periods ended June 30, 2008 and 2007, respectively, representing an increase of $19 million or 2%. Favorable currency increased sales by $49 million and vehicle production volume and mix was favorable $52 million in Asia, largely driven by higher Hyundai/Kia vehicle production volumes. These increases were partially offset by lower Nissan vehicle production volumes in North America, lower Nissan/Renault and PSA vehicle production volumes in Europe, closure of the Company’s Chicago, Illinois facility of $11 million and net customer price reductions.

Net sales for Other were $175 million in the second quarter of 2008, compared with $350 million in the second quarter of 2007, representing a decrease of $175 million or 50%. The decrease is associated with divestitures and plant closures of $130 million including the Chassis Divestiture, the Visteon Powertrain Control Systems India (“VPCSI”) divestiture, and the NA Aftermarket divestiture. Lower Ford North America vehicle production volume also contributed to the decrease.

Services revenues primarily relate to information technology, engineering, administrative and other business support services provided by the Company to ACH, under the terms of various agreements with ACH. Such services are generally provided at an amount that approximates cost. Total services revenues were $124 million for the three months ended June 30, 2008, compared with $141 million for the same period of 2007. The decrease in services revenue represents lower ACH utilization of the Company’s services in connection with the terms of various agreements.

Gross Margin

The Company’s gross margin increased $76 million or 49% for the three months ended June 30, 2008. The increase in gross margin included $43 million related to favorable currency, $41 million related to net cost performance achieved through manufacturing and purchasing improvement efforts and restructuring activities net of customer pricing, and $30 million related to employee benefit curtailments and settlements. These increases were partially offset by a $21 million reduction related to plant closures and divestitures and $12 million related to the non-recurring benefit of a 2007 commercial settlement.

Gross margin for Climate of $78 million, or 8.9% of sales, for the three months ended June 30, 2008 represents an increase of $25 million or 47% when compared to $53 million for the same period of 2007. This increase includes $22 million resulting from increased vehicle production volumes and favorable currency.

Gross margin for Electronics was $115 million, or 11.5% of sales, for the three months ended June 30, 2008, compared with $69 million for the same period of 2007, representing an increase of $46 million or 67%. Net cost efficiencies achieved through manufacturing and purchasing improvement efforts and restructuring activities resulted in an increase in gross margin of $34 million. Favorable vehicle production volumes and currency further increased gross margin by $19 million, while accelerated depreciation attributable to the Company’s restructuring efforts reduced gross margin $7 million.

Gross margin for Interiors was $25 million, or 3% of sales, for the three months ended June 30, 2008, compared with $30 million for the same period of 2007, representing a decrease of $5 million. The decrease includes the non-recurring benefit of a 2007 commercial settlement of $8 million, net negative cost performance of $6 million attributable to new program launches, partially offset by $10 million of contractual operating cost reimbursement.

Gross margin for Other was $12 million in the second quarter of 2008, compared with $4 million in the second quarter of 2007, representing an increase of $8 million. This increase includes employee benefit curtailment gains of $25 million, $8 million of contractual operating cost reimbursement, and favorable legal settlements of $5 million, partially offset by divestitures, plant closures and lower Ford North America vehicle production volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $156 million in the second quarter of 2008, compared with $145 million in the second quarter of 2007, representing an increase of $11 million or 8%. The increase in expense includes $10 million of implementation costs related to the company’s cost reduction initiatives, $7 million of bad debt and other costs, and currency of $6 million. These increases were partially offset by $12 million of efficiencies resulting from the Company’s continuing cost reduction efforts, net of other costs.

Restructuring Expenses and Reimbursement from Escrow Account

During the second quarter of 2008, the Company recorded restructuring expenses of approximately $29 million under the previously announced multi-year improvement plan, of which, 50% were subject to reimbursement from the escrow account. Significant restructuring actions include the following:

•	$18 million of employee severance and termination benefit costs associated with 55 employees at the Company’s Other products facility located in Swansea, UK. In connection with the Swansea Divestiture, Visteon UK Limited agreed to reduce the number of employees to be transferred, which resulted in a $5 million employee severance benefit and $13 million of special termination benefits.

•	$5 million of employee severance and termination benefit costs associated with approximately 40 employees to reduce the Company’s salaried workforce in higher cost countries.

•	$2 million of equipment relocation costs associated with the completed closure of a North American Climate facility.

The Company has incurred $350 million in cumulative restructuring costs related to the multi-year improvement plan including $138 million, $118 million, $63 million and $31 million for the Other, Interiors, Climate and Electronics product groups, respectively. Substantially all restructuring expenses recorded to date relate to employee severance and termination benefit costs and are classified as “Restructuring expenses” on the consolidated statements of operations. As of June 30, 2008, the restructuring reserve balance of $96 million is entirely attributable to the multi-year improvement plan.

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the three months ended June 30, 2008. The Company’s restructuring expenses are primarily related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

March 31, 2008	$69	$4	$8	$28	$109
Expenses	3	4	—	22	29
Utilization	(11)	(6)	(1)	(24)	(42)

June 30, 2008	$61	$2	$7	$26	$96

Utilization for the three months ended June 30, 2008 includes $25 million of payments for severance and other employee termination benefits, $14 million of special termination benefits reclassified to pension and other postretirement employee benefits, where such payments are made from the Company’s benefit plans and $3 million of payments for contract termination, equipment relocation and other costs.

Asset Impairments and Loss on Divestitures

On June 30, 2008, Visteon UK Limited, an indirect, wholly-owned subsidiary of the Company, transferred certain assets related to its chassis manufacturing operation located in Swansea, United Kingdom to Visteon Swansea Limited, a company incorporated in England and a wholly-owned subsidiary of Visteon UK Limited. Effective July 7, 2008, Visteon UK Limited sold the entire share capital of Visteon Swansea Limited to Linamar UK Holdings Inc., a wholly-owned subsidiary of Linamar Corporation for nominal cash consideration (together, the “Swansea Divestiture”). As of June 30, 2008, assets subject to the transaction met the “held for sale” criteria of Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in an asset impairment charge of approximately $7 million. The Company also recorded an asset impairment charge of approximately $4 million for certain Other product group assets that met the “held for sale” criteria of SFAS 144.

Interest

Interest expense was $55 million for the quarterly periods ended June 30, 2008 and 2007. Increases related to higher average outstanding debt and fees associated with the New Notes were offset by lower average interest rates and the recognition of unamortized gains related to interest rate swap hedges on the Old Notes.

Income Taxes

The provision for income taxes of $49 million for the second quarter represents an increase of $21 million when compared with $28 million in the same period of 2007. The increase in tax expense is primarily attributable to a lower tax benefit in the current period related to the Company’s ability to offset pre-tax losses against other categories of income despite the existence of deferred tax asset valuation allowances. During the quarterly period ended June 30, 2007, the Company realized a tax benefit of approximately $20 million related to offsetting other comprehensive income realized in the U.S. and Germany, primarily related to the re-measurement of net pension and other postretirement benefits (“OPEB”) obligations, against pre-tax operating losses effectively reducing the Company’s deferred tax valuation allowance.

Six Months Ended June 30, 2008 and 2007

	Net Sales			Gross Margin
	2008	2007	Change	2008	2007	Change
	(Dollars in Millions)

Climate	$1,733	$1,713	$20	$161	$93	$68
Electronics	1,969	1,845	124	208	132	76
Interiors	1,685	1,608	77	39	36	3
Other	374	783	(409)	16	27	(11)
Eliminations	(241)	(358)	117	—	—	—

Total products	5,520	5,591	(71)	424	288	136
Services	245	271	(26)	2	3	(1)

Total segments	5,765	5,862	(97)	426	291	135
Reconciling Items
Corporate	—	—	—	—	(19)	19

Total consolidated	$5,765	$5,862	$(97)	$426	$272	$154

Net Sales

Net sales decreased $97 million during the six months ended June 30, 2008 when compared to the same period of 2007, consisting of a $71 million decrease in product sales and a $26 million decrease in services revenues. The decrease was due to divestitures and plant closures of $601 million and net customer price reductions, partially offset by favorable currency of $344 million and higher net sales volumes of $205 million. The net sales volume increase is primarily due to higher Hyundai/Kia and Ford Europe vehicle production volumes partially offset by decreases in Ford and Nissan vehicle production volumes in North America.

Net sales for Climate were $1,733 million for the six months ended June 30, 2008, compared with $1,713 million for the same period of 2007, representing an increase of $20 million or 1%. Vehicle production volume and mix increased Climate sales by $123 million primarily related to higher Hyundai/Kia sales in Asia. Favorable currency increased sales by $56 million, primarily due to the strengthening of the Euro. These increases were partially offset by lower sales resulting from the closure of the Company’s Connersville, Indiana facility of $105 million and net customer price reductions.

Net sales for Electronics were $1,969 million for the six months ended June 30, 2008, compared to $1,845 million for the same period of 2007, representing an increase of $124 million or 7%. This increase included $179 million of favorable currency and $66 million of vehicle production volume and mix in Europe primarily related to higher volumes with Ford, VW, and BMW. These increases were partially offset by lower North America sales volumes related to Ford, the impact of past customer sourcing actions and net customer price reductions.

Net sales for Interiors were $1,685 million and $1,608 million for the six-month periods ended June 30, 2008 and 2007, respectively, for an increase of $77 million or 5%. Favorable currency increased sales by $105 million and vehicle production volume and mix was favorable $117 million in Asia consisting of higher Hyundai/Kia sales. These increases were partially offset by lower Nissan vehicle production volumes in North America, lower Nissan/Renault and PSA vehicle production volumes in Europe, closure of the Company’s Chicago, Illinois facility of $54 million and net customer price reductions.

Net sales for Other were $374 million in the first half of 2008, compared with $783 million in the first half of 2007, representing a decrease of $409 million or 52%. The decrease was attributable to divestitures and plant closures of $392 million, including the Chassis Divestiture, the Visteon Powertrain Control Systems India (“VPCSI”) Divestiture, and the NA Aftermarket Divestiture.

Services revenues primarily relate to information technology, engineering, administrative and other business support services provided by the Company to ACH, under the terms of various agreements with ACH. Such services are generally provided at an amount that approximates cost. Total services revenues were $245 million for the six-months ended June 30, 2008, compared with $271 million for the same period of 2007. The decrease in services revenue represents lower ACH utilization of the Company’s services in connection with the terms of various agreements.

Gross Margin

The Company’s gross margin was $426 million for the six months ended June 30, 2008, an increase of $154 million or 57%. The increase in gross margin included $75 million of net cost efficiencies achieved through business improvement and restructuring activities, $73 million of favorable currency, $54 million of employee benefit curtailments and settlements $13 million related to the sale of land and buildings in the UK, $9 million related to vehicle production volumes, and $5 million related to legal settlements. These increases were partially offset by a $48 million reduction related to plant closures and divestitures, the non-recurring benefit of a $12 million 2007 commercial settlement, and $6 million related to accelerated depreciation attributable to the Company’s on-going restructuring efforts.

Gross margin for Climate of $161 million, or 9.3% of sales, for the six months ended June 30, 2008 represents an increase of $68 million or 73% when compared to the same period of 2007. This increase includes $16 million resulting from increased vehicle production volumes and favorable currency, $12 million of net cost performance achieved through manufacturing and purchasing improvement efforts and restructuring activities, $13 million for real property asset sales, and $10 million related to the non-recurrence of accelerated depreciation in 2007.

Gross margin for Electronics was $208 million, or 10.6% of sales, for the six-month period ended June 30, 2008, compared with $132 million, representing an increase of $76 million or 58%. Net cost efficiencies achieved through manufacturing and purchasing improvement efforts and restructuring activities resulted in an increase in gross margin of $56 million. Favorable vehicle production volumes and currency further increased gross margin by $35 million, while accelerated depreciation attributable to the Company’s restructuring efforts reduced gross margin by $15 million.

Gross margin for Interiors was $39 million, or 2.3% of sales, for the six-month period ended June 30, 2008, compared with $36 million for the same period of 2007, for an increase of $3 million or 8%. The increase includes $7 million related to net cost efficiencies achieved through manufacturing and purchasing improvement efforts and restructuring activities and $2 million related to favorable vehicle production volumes and currency. This increase was partially offset by the non-recurrence of an $8 million 2007 favorable commercial settlement.

Gross margin for Other was $16 million in the first half of 2008, compared with $27 million in the first half of 2007, representing a decrease of $11 million or 41%. The effect of divestitures and plant closures was partially offset by an employee benefit curtailment gain of $25 million related to the closure of Bedford, IN manufacturing facility and favorable settlements of $5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $304 million in the first half of 2008, compared with $314 million in the first half of 2007, representing a decrease of $10 million or 3%. The decrease is primarily attributable to $37 million of cost efficiencies resulting from the Company’s ongoing restructuring activities. This decrease was partially offset by $14 million of implementation costs associated with the Company’s restructuring activities and currency.

Restructuring Expenses and Reimbursement from Escrow Account

During the first six months of 2008 the Company recorded restructuring charges of $75 million under the previously announced multi-year improvement plan, of which, 50% were subject to reimbursement from the escrow account. Significant restructuring actions include the following:

•	$23 million of employee severance and termination benefit costs associated with approximately 20 salaried and 280 hourly employees at a European Interiors facility.

•	$18 million of employee severance and termination benefit costs associated with 55 employees at the Company’s Other products facility located in Swansea, UK. In connection with the Swansea Divestiture, Visteon UK Limited agreed to reduce the number of employees to be, which resulted in a $5 million employee severance benefit and $13 million of special termination benefits.

•	$18 million of employee severance and termination benefit costs related to reduce the Company’s salaried workforce in higher cost countries. These costs are associated with approximately 160 salaried employees.

•	$6 million of contract termination charges related to the closure of two European Other facilities.

•	$3 million of equipment relocation costs associated with the completed closure of a North American Climate facility.

•	$2 million of employee termination benefits associated with outplacement and training of former employees of a European Interiors facility.

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the six months ended June 30, 2008. The Company’s restructuring expenses are primarily related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2007	$58	$23	$7	$24	$112
Expenses	28	5	1	41	75
Currency exchange	4	—	—	—	4
Utilization	(29)	(26)	(1)	(39)	(95)

June 30, 2008	$61	$2	$7	$26	$96

Utilization for the six months ended June 30, 2008 includes $72 million of payments for severance and other employee termination benefits, $18 million of special termination benefits reclassified to pension and other postretirement employee benefits, where such payments are made from the Company’s benefit plans and $5 million of payments for contract termination, equipment relocation and other costs.

Asset Impairments and Loss on Divestitures

During the first half of 2008, the Company recorded asset impairment and loss on divestitures of $51 million, including $7 million related to the Swansea Divestiture and $40 million related to the NA Aftermarket divestiture. Of the $40 million loss on the NA Aftermarket divestiture, $21 million was considered asset impairment. During, 2008, assets subject to these divestiture transactions met the “held for sale” criteria of SFAS 144. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in asset impairment charges of approximately $28 million. The Company also recorded an impairment of $4 million for certain Other product group assets that met the “held for sale” criteria of SFAS 144.

Interest

Interest expense was $112 million for the six months ended June 30, 2008 as compared to $104 million for the same period of 2007. The increase of $8 million was due to higher average debt levels in the first half of 2008 when compared to 2007 as well as fees associated with the New Notes. Interest income increased by $5 million to a total of $28 million for the six months ended June 30, 2008 largely due to higher cash balances and related investments in 2008.

Income Taxes

The provision for income taxes of $100 million for the six-month period ended June 30, 2008 represents an increase of $55 million when compared with $45 million in the same period of 2007. The increase in tax expense is attributable to higher earnings in those countries where the Company is profitable resulting in an increase in income tax of $27 million. Additionally, the year to date income tax expense was affected by a lower income tax benefit corresponding to the Company’s ability to offset pre-tax losses against other categories of income despite the existence of deferred tax asset valuation allowances, resulting in an increase in income tax expense of $26 million. During the six months ended June 30, 2007, the Company realized a tax benefit of approximately $27 million related to offsetting other comprehensive income realized in the U.S. and Germany, primarily related to the re-measurement of net pension and OPEB obligations, against pre-tax operating losses effectively reducing the Company’s deferred tax valuation allowance.

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

The Company’s business is highly dependent upon the ability to access the credit and capital markets. Access to, and the costs of borrowing in, these markets depend in part on the Company’s credit ratings, which are currently below investment grade. Moody’s current corporate rating of the Company is B3 with a negative outlook, and the SGL rating is 3. The rating on the 2010 and 2014 senior unsecured debt is Caa2, and the rating on the new 2016 senior unsecured debt is Caa1. The current corporate rating of the Company by S&P is B with a negative outlook on the rating. S&P’s senior unsecured debt rating is B-. Fitch’s current rating on the Company’s senior secured debt is B with a negative outlook. Any further downgrade in the Company’s credit ratings could reduce its access to capital, increase the costs of future borrowings, and increase the possibility of more restrictive terms and conditions contained in any new or replacement financing arrangements or commercial agreements or payment terms with suppliers. Additionally, the current state of the credit and capital markets has resulted in severely constrained liquidity conditions owing to a reevaluation of risk attributable primarily, but not limited to, U.S. sub-prime mortgage backed securities. Continuation of such constraints may increase the Company’s costs of borrowing and could restrict the Company’s access to this potential source of future liquidity.

2008 Issuance of New Notes and Tender Offer for Notes due 2010

On June 18, 2008, the Company completed the sale of $206.4 million aggregate principal amount of its 12.25% senior notes due 2016 (the “New Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933. On June 18, 2008, the Company repurchased $344 million in aggregate principal amount of its 8.25% senior notes due August 2010 pursuant to a partial tender offer commenced on May 19, 2008. The Company used the net proceeds from the sale of the New Notes, plus additional cash on hand, to pay the aggregate consideration of approximately $337 million, excluding costs and expenses, for such repurchase. The New Notes rank equally with the Company’s existing and future unsecured term debt, senior to any future subordinated debt, and are guaranteed by certain of its U.S. subsidiaries. The New Notes have not been and will not be registered under the Securities Act or any state securities laws.

Cash and Equivalents

As of June 30, 2008 and December 31, 2007 the Company’s consolidated cash balances totaled $1.5 billion and $1.8 billion, respectively. Approximately 63% and 68% of these consolidated cash balances were located in the U.S. as of June 30, 2008 and December 31, 2007, respectively. As the Company’s operating profitability has become more concentrated with its foreign subsidiaries and joint ventures, the Company’s cash balances located outside the U.S. remain significant. The Company’s ability to efficiently access cash balances in certain foreign jurisdictions is subject to local regulatory and statutory requirements.

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

Effective October 2007, the Company’s restructuring cost reimbursement match was reduced to fifty percent of qualifying expenses pursuant to the terms of the Escrow Agreement. As of June 30, 2008, the Company had received cumulative reimbursements from the escrow account of $336 million, and $97 million was available for reimbursement pursuant to the terms of the Escrow Agreement.

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

Availability of funding under the European Securitization depends primarily upon the amount of trade account receivables, reduced by outstanding borrowings under the program and other characteristics of those receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of June 30, 2008, approximately $223 million of the Company’s transferred receivables were considered eligible for borrowing under this facility, $105 million was outstanding and $118 million was available for funding.

Revolving Credit Agreement

The Company’s revolving credit agreement allows for available borrowings of up to $350 million. Availability at any time is dependent upon various factors, including outstanding letters of credit, the amount of eligible receivables, inventory and property and equipment. Borrowings under the Revolving Credit Agreement bear interest based on a variable rate interest option selected at the time of borrowing. The Revolving Credit Agreement expires on August 14, 2011. As of June 30, 2008, there were no outstanding borrowings under the Revolving Credit Agreement. The total facility availability for the Company was $251 million, with $158 million of available borrowings under the facility after a reduction for $93 million of obligations under letters of credit.

Cash Flows

Operating Activities

Cash provided by operating activities during the six months ended June 30, 2008 totaled $7 million, compared with $15 million for the same period in 2007. The decrease is attributable to lower dividends from non-consolidated affiliates, higher net restructuring cash outflow, higher annual incentive compensation payments, and an increase in recoverable tax assets. The decreases were partially offset by non-recurrence of a $65 million reduction in receivables sold in 2007, improved trade working capital excluding change in receivables sold, and lower net loss, as adjusted for certain non-cash items.

Investing Activities

Cash used in investing activities was $91 million during the six months ended June 30, 2008, compared with $55 million for the same period in 2007. The increase in cash usage primarily resulted from lower proceeds from divestiture and asset sales and an increase in capital expenditures. Capital expenditures, excluding capital leases, increased to $154 million in the six months ended June 30, 2008 compared with $144 million in the same period of 2007. The proceeds from divestiture and asset sales for the six months ended June 30, 2008, which included proceeds from the NA Aftermarket divestiture, totaled $59 million compared to $90 million for the six months ended June 30, 2007, which included proceeds from the Chassis divestiture.

Financing Activities

Cash used by financing activities totaled $182 million in the six months ended June 30, 2008, compared with $444 million provided by financing activities in the same period of 2007. Cash used by financing activities in the six months ended June 30, 2008 primarily resulted from the purchase of $344 million in aggregate principal amount of the Company’s Old Notes and issuance of $206.4 million in aggregate principal amount of New Notes, a decrease in book overdrafts and dividends to minority shareholders. Cash provided from financing activities in the six months ended June 30, 2007 reflects the proceeds from the Company’s $500 million addition to its seven-year term loan, partially offset by reductions in affiliate debt, a decrease in book overdrafts, and dividends to minority shareholders.

Debt and Capital Structure

Debt

Additional information related to the Company’s debt is set forth in Note 12 “Debt” to the consolidated financial statements included herein under Item 1.

Covenants and Restrictions

The New Notes were issued pursuant to a supplemental indenture which contains covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness, make certain distributions, investments and other restricted payments, dispose of assets, grant liens on assets, issue guarantees, designate unrestricted subsidiaries, engage in transactions with affiliates, enter into agreements restricting the ability of subsidiaries to pay dividends, engage in sale and leaseback transactions, and merge or consolidate or transfer substantially all of its assets, subject to certain exceptions and qualifications. Each of the Company’s existing and future wholly-owned domestic restricted subsidiaries that guarantee debt under the Company’s revolving credit facility guarantee the New Notes.

Holders of the New Notes have the right to require the Company to redeem their New Notes in whole or in part on December 31, 2013 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest. The Company may redeem the New Notes prior to December 31, 2013 in whole at any time or in part from time to time, at its option, at a redemption price equal to the greater of (1) 100% of the principal amount to be redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest on the New Notes to be redeemed discounted to the date of redemption on a semi-annual basis at the applicable Treasury Rate plus 50 basis points plus accrued and unpaid interest, including, if applicable, liquidated damages, on the principal amount being redeemed to the redemption date. Thereafter, the Company may redeem the New Notes in whole at any time or in part from time to time, at its option, at specified redemption prices plus accrued and unpaid interest. In addition, upon the occurrence of certain change of control events, holders of the New Notes have the right to require the Company to purchase some or all of the New Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. The Company is required to pay additional interest on the New Notes if, at any time during the period beginning six months and ending one year after the June 18, 2008, adequate current public information with respect to the Company is unavailable.

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

At June 30, 2008, the Company was in compliance with applicable covenants and restrictions, as amended, although there can be no assurance that the Company will remain in compliance with such covenants in the future. If the Company was to violate a covenant and not obtain a waiver, the credit agreements could be terminated and amounts outstanding would be accelerated. The Company can provide no assurance that, in such event, that it would have access to sufficient liquidity resources to repay such amounts.

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

Asset Securitization

Transfers under the European Securitization, for which the Company receives consideration other than a beneficial interest, are accounted for as “true sales” under the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and are removed from the balance sheet. Transfers under the European Securitization, for which the Company receives a beneficial interest are not removed from the balance sheet and total $433 million and $434 million as of June 30, 2008 and December 31, 2007, respectively. Such amounts are recorded at fair value and are subordinated to the interests of third-party lenders. Securities representing the Company’s retained interests are accounted for as trading securities under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Availability of funding under the European Securitization depends primarily upon the amount of trade receivables reduced by outstanding borrowings under the program and other characteristics of those trade receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of June 30, 2008, approximately $223 million of the Company’s transferred trade receivables were considered eligible for borrowing under this facility, $105 million was outstanding and $118 million was available for funding. The Company recorded losses of $4 million for each of the six-month periods ended June 30, 2008 and 2007 related to trade receivables sold under the European Securitization. The table below provides a reconciliation of changes in interests in account receivables transferred for the period.

	Six Months Ended
	June 30
	2008	2007
	(Dollars in Millions)

Beginning balance	$434	$482
Receivables transferred	1,552	1,866
Proceeds from new securitizations	—	(41)
Proceeds from collections reinvested in securitization	(282)	(257)
Cash flows received on interest retained	(1,301)	(1,522)
Currency exchange	30	23

Ending balance	$433	$551

Fair Value Measurements

The Company uses fair value measurements in the preparation of its financial statements, which utilize various inputs including those that can be readily observable, corroborated or are generally unobservable. The Company utilizes market-based data and valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, the Company applies assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. The primary financial instruments that are recorded at fair value in the Company’s financial statements include derivative instruments and retained interests in trade accounts receivable transferred under the European Securitization.

The Company’s use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Fair value measurements related to derivative assets take into account the non-performance risk of the respective counterparty, while derivative liabilities take into account the non-performance risk of the Company and its foreign affiliates. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives and net interest rate swaps as of June 30, 2008.

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

New Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement requires disclosure of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and becomes effective for the Company on a prospective basis on January 1, 2009.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” This statement, which became effective January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company adopted the requirements of SFAS 157 as of January 1, 2008 without a material impact on its consolidated financial statements, as more fully disclosed in Note 17, “Fair Value Measurements.” In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2 and is currently evaluating the impact of this FSP on its consolidated financial statements.

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

Other Financial Information

PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed a limited review of the financial data presented on page 3 through 25 inclusive. The review was performed in accordance with standards for such reviews established by the Public Company Accounting Oversight Board (United States). The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

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

Foreign Currency Risk

The Company’s net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. The Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts and, to a lesser extent, option contracts are utilized to protect the Company’s cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary foreign exchange operating exposures include the Euro, Korean Won, Czech Koruna and Mexican Peso. For transactions in these currencies, the Company utilizes a strategy of partial coverage. As of June 30, 2008, the Company’s coverage for projected transactions in these currencies was approximately 69%. As of June 30, 2008 and December 31, 2007, the net fair value of foreign currency forward and option contracts was an asset of $8 million and a liability of $1 million, respectively.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $37 million and $30 million as of June 30, 2008 and December 31, 2007, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company’s financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

The Company is subject to interest rate risk principally in relation to fixed-rate and variable-rate debt. The Company uses derivative financial instruments to manage exposure to fluctuations in interest rates in connection with its risk management policies. The Company has entered into interest rate swaps for a portion of the 8.25% notes due August 1, 2010 ($125 million) and a portion of the 7.00% notes due March 10, 2014 ($225 million). These interest rate swaps effectively convert the designated portions of these notes from fixed interest rate to variable interest rate instruments. Additionally, the Company has entered into interest rate swaps for a portion of the $1 billion term loan due 2013 ($200 million), effectively converting the designated portion of this loan from a variable interest rate to a fixed interest rate instrument. Approximately 32% and 37% of the Company’s borrowings were effectively on a fixed rate basis as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 and December 31, 2007, the net fair value of interest rate swaps were liabilities of $6 million and $9 million, respectively.

The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $3 million as of June 30, 2008 and $4 million as of December 31, 2007. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $9 million as of June 30, 2008 and December 31, 2007. This analysis may overstate the adverse impact on net interest expense because of the short-term nature of the Company’s interest bearing investments.

During the third quarter of 2004 and the first quarter of 2005, the Company terminated interest rate swaps with a notional amount of $190 million and $200 million, respectively, related to the 8.25% notes due 2010. The fair value of these swaps at termination was deferred and amortized as a reduction in interest expense over the remaining term of the debt. In connection with the June 2008 retirement of $344 million of the 8.25% notes due 2010, the Company recognized $3 million of unamortized gains associated with approximately $300 million notional amount of such previously terminated interest rate swaps.

Commodity Risk

The Company’s exposure to market risks from changes in the price of commodities including steel products, plastic resins, aluminum, natural gas and diesel fuel are not hedged due to a lack of acceptable hedging instruments in the market. While the Company addresses exposures to price changes in such commodities through operating actions, including negotiations with suppliers and customers, there can be no assurance that the Company will be able to mitigate any or all price increases and/or surcharges. When and if acceptable hedging instruments are available in the market, management will determine at that time if financial hedging is appropriate, depending upon the Company’s exposure level at that time, the effectiveness of the financial hedge and other factors.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarterly period ended June 30, 2008 that have materially affected the Company’s internal controls over financial reporting.

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

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of Visteon common stock during the second quarter of 2008.

Issuer Purchases of Equity Securities

Maximum Number
			Total Number	(or Approximate
			of Shares (or Units)	Dollar Value)
	Total	Average	Purchased as Part	of Shares (or Units)
	Number of	Price Paid	of Publicly	that May Yet Be
	Shares (or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

April 1, 2008 to April 30, 2008	—	$—	—	—
May 1, 2008 to May 31, 2008	—	—	—	—
June 1, 2008 to June 30, 2008	203,850	3.34	200,000	1,650,000

Total	203,850	$3.34	200,000	1,650,000

(1)	This column includes 3,850 shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share awards made pursuant to the Visteon Corporation 2004 Incentive Plan. This column also includes 200,000 shares purchased in the open market pursuant to a publicly announced program approved by the Board of Directors on December 12, 2007, which authorized the purchase of up to 2 million shares of the Company’s common stock during the subsequent 24 months to be used solely to satisfy obligations under the Company’s employee benefit programs.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 14, 2008. At the meeting, the following matters were submitted to a vote of the stockholders:

(1) The election of the eight directors listed below to serve for a one-year term beginning at the 2008 annual meeting of stockholders and expiring at the 2009 annual meeting of stockholders. The terms of office as directors of Charles L. Schaffer, Donald J. Stebbins and Kenneth B. Woodrow also continued after the meeting but they were not up for election at the 2008 annual meeting.

Nominee	For	Withheld

William H. Gray, III	98,398,563	12,310,208
Steven K. Hamp	109,670,899	1,037,872
Patricia L. Higgins	98,401,477	12,307,294
Michael F. Johnston	109,999,059	709,712
Karl J. Krapek	98,378,319	12,330,451
Alex J. Mandl	109,213,355	1,495,416
Richard J. Taggart	109,755,737	953,034
James D. Thornton	98,469,621	12,239,150

(2) The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal year 2008.

For	Against	Abstain	Broker Non-Votes

110,471,404	159,180	78,184	N/A

(3) The approval of amendments to the Visteon Corporation 2004 Incentive Plan.

For	Against	Abstain	Broker Non-Votes

77,046,309	14,134,858	148,569	19,379,034

(4) Consideration of a stockholder proposal relating to the ability of stockholders to call special meetings.

For	Against	Abstain	Broker Non-Votes

12,238,275	78,827,359	264,102	19,379,034

ITEM 6.	EXHIBITS

See Exhibit Index on Page 54.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ MICHAEL J. WIDGREN
Michael J. Widgren
Vice President, Corporate Controller and
Chief Accounting Officer

Date: July 30, 2008

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Visteon dated May 22, 2007.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of Visteon dated May 22, 2007.
4.1	Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8 -K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.2	Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.3	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
4.4	Warrant to purchase 25 million shares of common stock of Visteon, dated as of May 17, 2007, is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated May 18, 2007.
4.5	Form of Stockholder Agreement, dated as of October 1, 2005, between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
4.6	Letter Agreement, dated as of May 17, 2007, among Visteon, LB I Group, Inc. and Ford Motor Company is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8 -K of Visteon dated May 18, 2007.
4.7	Term sheet dated July 31, 2000 establishing the terms of Visteon’s 8.25% Notes due August 1, 2010 and 7.00% Notes due March 10, 2014 is incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.
4.8	Second Supplemental Indenture, dated as of June 18, 2008, between Visteon, the guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee, (including a form of Note) is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated June 24, 2008.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.3	Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.3.1	Amendment Number Two, effective as of October 1, 2005, to Amended and Restated Employee Transition Agreement, dated as of April 1, 2000 and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.4	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333 -38388).
10.5	Visteon Corporation 2004 Incentive Plan, as amended, is incorporated herein by reference to Appendix B to the Proxy Statement of Visteon dated March 31, 2008.*

Exhibit
Number	Exhibit Name

10.5.1	Form of Terms and Conditions of Nonqualified Stock Options is incorporated herein by reference to Exhibit 10.5.2 to the Quarterly Report on Form 10-Q of Visteon dated November 8, 2007.*
10.5.2	Form of Terms and Conditions of Restricted Stock Grants is incorporated herein by reference to Exhibit 10.5.2 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10.5.3	Form of Terms and Conditions of Restricted Stock Units (cash settled only) is incorporated herein by reference to Exhibit 10.5.3 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10.5.4	Form of Terms and Conditions of Stock Appreciation Rights (cash settled only) is incorporated herein by reference to Exhibit 10.5.4 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10.5.5	Form of Terms and Conditions of Stock Appreciation Rights (stock or cash settled) is incorporated herein by reference to Exhibit 10.5.6 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.*
10.5.6	Form of Terms and Conditions of Restricted Stock Units (stock or cash settled) is incorporated herein by reference to Exhibit 10.5.7 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.*
10.6	Form of Three Year Executive Officer Change in Control Agreement is incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.*
10.6.1	Schedule identifying substantially identical agreements to Three Year Executive Officer Change in Control Agreement constituting Exhibit 10.6 hereto entered into by Visteon with Messrs. Johnston, Stebbins, Donofrio, and Quigley and Ms. Stephenson is incorporated herein by reference to Exhibit 10.6.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2007.*
10.7	Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended effective Jun 12, 2008.*
10.8	Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.8.1	Amendments to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.8.2	Amendment to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of May 10, 2006, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated May 12, 2006.*
10.9	Visteon Corporation Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.*
10.9.1	Amendments to the Visteon Corporation Deferred Compensation Plan, effective as of December 23, 2005 is incorporated herein by reference to Exhibit 10.16.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.10	Employment Agreement dated as of December 7, 2004 between Visteon and William G. Quigley III is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.11	Visteon Corporation Pension Parity Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.11.1	Amendments to the Visteon Corporation Pension Parity Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*

Exhibit
Number	Exhibit Name

10.12	Visteon Corporation Supplemental Executive Retirement Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.12.1	Amendments to the Visteon Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.19.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.12.2	Amendments to the Visteon Corporation Supplemental Executive Retirement Plan, effective as of June 30, 2006, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated June 19, 2006.*
10.13	Amended and Restated Employment Agreement, effective as of March 1, 2007, between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.*
10.13.1	Amendment, effective as of June 1, 2008, to the Amended and Restated Employment Agreement, effective as of March 1, 2007, between Visteon and Michael F. Johnston.*
10.14	Visteon Corporation Executive Separation Allowance Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form -K of Visteon dated February 15, 2005.*
10.14.1	Amendments to the Visteon Corporation Executive Separation Allowance Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.15	Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain directors and executive officers under the plans constituting Exhibits 10.6, 10.6.1, 10.7, 10.7.1, 10.9, 10.9.1, 10.11, 10.11.1, 10.12, 10.12.1, 10.12.2, 10.14 and 10.14.1 hereto is incorporated herein by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.*
10.16	Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.16.1	First Amendment to Credit Agreement and Consent, dated as of November 27, 2006, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated December 1, 2006.
10.16.2	Second Amendment to Credit Agreement and Consent, dated as of April 10, 2007, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated April 16, 2007.

Exhibit
Number	Exhibit Name

10.16.3	Third Amendment to Credit Agreement, dated as of March 12, 2008, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.16.3 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.
10.17	Amended and Restated Credit Agreement, dated as of April 10, 2007, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse Securities (USA) LLC and Sumitomo Mitsui Banking Corporation, as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated April 16, 2007.
10.18	Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.19	Letter Agreement, effective as of May 23, 2005, between Visteon and Mr. Donald J. Stebbins is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 23, 2005.*
10.20	Visteon Corporation Non-Employee Director Stock Unit Plan, as amended effective June 12, 2008.*
10.21	Settlement Agreement, dated as of July 27, 2007 between Visteon Systemes Interieurs, Visteon and Joel Coque (unofficial translation) is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2007.*
10.22	Visteon Executive Severance Plan is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.23	Form of Executive Retiree Health Care Agreement is incorporated herein by reference to Exhibit 10.28 to the Current Report on Form 8-K of Visteon dated December 9, 2004.*
10.23.1	Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.23 hereto entered into by Visteon with Messrs. Johnston and Stebbins and Ms. D. Stephenson is incorporated herein by reference to Exhibit 10.25.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2007.*
10.24	Contribution Agreement, dated as of September 12, 2005, between Visteon and VHF Holdings, Inc. is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.25	Visteon “A” Transaction Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.26	Visteon “B” Purchase Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.27	Escrow Agreement, dated as of October 1, 2005, among Visteon, Ford and Deutsche Bank Trust Company Americas, as escrow agent, is incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.28	Reimbursement Agreement, dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.29	Master Services Agreement, dated as of September 30, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated October 6, 2005.

Exhibit
Number	Exhibit Name

10.30	Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.31	Visteon Hourly Employee Conversion Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.32	Visteon Salaried Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.32.1	Amendment to Salaried Employee Lease Agreement and Payment Acceleration Agreement, dated as of March 30, 2006, among Visteon, Ford Motor Company and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.46.1 to the Quarterly Report on Form 10-Q of Visteon dated May 10, 2006.
10.33	Visteon Salaried Employee Lease Agreement (Rawsonville/Sterling), dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.34	Visteon Salaried Employee Transition Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.34.1	Amendment Number One to Visteon Salaried Employee Transition Agreement, effective as of March 1, 2006, between Visteon and Ford is incorporated herein by reference to Exhibit 10.36.1 to the Quarterly Report on Form 10-Q of Visteon dated August 8, 2006.
10.35	Purchase and Supply Agreement, dated as of September 30, 2005, between Visteon (as seller) and Automotive Components Holdings, LLC (as buyer) is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.36	Purchase and Supply Agreement, dated as of September 30, 2005, between Automotive Components Holdings, LLC (as seller) and Visteon (as buyer) is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.37	Purchase and Supply Agreement, dated as of October 1, 2005, between Visteon (as seller) and Ford (as buyer) is incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.38	Intellectual Property Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.38.1	Amendment to Intellectual Property Contribution Agreement, dated as of December 11, 2006, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC, is incorporated herein by reference to Exhibit 10.40.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.
10.39	Software License and Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc. and Automotive Components Holdings, Inc. is incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.40	Intellectual Property License Agreement, dated as of October 1, 2005, among Visteon, Visteon Global Technologies, Inc. and Ford is incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.41	Master Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.

Exhibit
Number	Exhibit Name

10.42	Master Receivables Purchase & Servicing Agreement, dated as of August 14, 2006, by and among Visteon UK Limited, Visteon Deutschland GmbH, Visteon Sistemas Interiores Espana S.L., Cadiz Electronica SA, Visteon Portuguesa Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International Plc, Citicorp USA, Inc., and Visteon is incorporated herein by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.43	Variable Funding Agreement, dated as of August 14, 2006, by and among Visteon UK Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank International PLC, and certain financial institutions listed therein, is incorporated herein by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.44	Subordinated VLN Facility Agreement, dated as of August 14, 2006, by and among Visteon Netherlands Finance B.V., Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., and Citibank International PLC is incorporated herein by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.45	Master Definitions and Framework Deed, dated as of August 14, 2006, by and among Visteon, Visteon Netherlands Finance B.V., Visteon UK Limited, Visteon Deutschland GmbH, Visteon Systemes Interieurs SAS, Visteon Ardennes Industries SAS, Visteon Sistemas Interiores Espana S.L., Cadiz Electronica SA, Visteon Portuguesa Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International PLC, Citicorp USA, Inc., Wilmington Trust SP Services (Dublin) Limited, and certain financial institutions and other entities listed therein, is incorporated herein by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.46	Share Purchase Agreement, dated as of July 7, 2008, among Visteon UK Limited, Linamar UK Holdings Inc. and Visteon Swansea Limited is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated July 11, 2008.
12.1	Statement re: Computation of Ratios.
14.1	Visteon Corporation — Ethics and Integrity Policy (code of business conduct and ethics).
15.1	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated July 30, 2008 relating to Unaudited Interim Financial Information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated July 30, 2008.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated July 30, 2008.
32.1	Section 1350 Certification of Chief Executive Officer dated July 30, 2008.
32.2	Section 1350 Certification of Chief Financial Officer dated July 30, 2008.

†	Portions of these exhibits have been redacted pursuant to confidential treatment requests filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.