Form 10-Q
period 2008-09-30
VISTEON CORP
filed 2008-10-30
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008, or

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

As of October 24, 2008, the Registrant had outstanding 130,562,025 shares of common stock, par value $1.00 per share.

Exhibit index located on page number 60.

VISTEON CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Visteon Corporation:

We have reviewed the accompanying consolidated balance sheet of Visteon Corporation and its subsidiaries as of September 30, 2008, and the related consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2008 and September 30, 2007 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and September 30, 2007. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, of shareholders’ deficit and of cash flows for the year then ended (not presented herein), and in our report dated February 22, 2008, except for Note 21, as to which the date is May 19, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
October 30, 2008

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Dollars in Millions, Except Per Share Data)

Net sales
Products	$2,010	$2,410	$7,530	$8,001
Services	100	136	345	407

	2,110	2,546	7,875	8,408

Cost of sales
Products	1,968	2,313	7,064	7,635
Services	99	134	342	402

	2,067	2,447	7,406	8,037

Gross margin	43	99	469	371

Selling, general and administrative expenses	138	131	442	445
Restructuring expenses	42	27	117	89
Reimbursement from Escrow Account	39	27	81	109
Asset impairments and loss on divestitures	19	14	70	65

Operating loss	(117)	(46)	(79)	(119)

Interest expense	48	59	160	163
Interest income	10	17	38	40
Equity in net income of non-consolidated affiliates	5	11	35	34

Loss from continuing operations before income taxes and minority interests	(150)	(77)	(166)	(208)
Provision for income taxes	31	20	131	65
Minority interests in consolidated subsidiaries	7	12	38	32

Net loss from continuing operations	(188)	(109)	(335)	(305)
Loss from discontinued operations, net of tax	—	—	—	24

Net loss	$(188)	$(109)	$(335)	$(329)

Basic and Diluted Loss Per Share:
Continuing operations	$(1.45)	$(0.84)	$(2.59)	$(2.36)
Loss from discontinued operations, net of tax	—	—	—	(0.18)

Net loss	$(1.45)	$(0.84)	$(2.59)	$(2.54)

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30	December 31
	2008	2007
	(Dollars in Millions)

ASSETS
Cash and equivalents	$1,133	$1,758
Accounts receivable, net	1,020	1,150
Interests in accounts receivable transferred	237	434
Inventories, net	429	495
Other current assets	314	235

Total current assets	3,133	4,072

Property and equipment, net	2,486	2,793
Equity in net assets of non-consolidated affiliates	226	218

Other non-current assets	96	122

Total assets	$5,941	$7,205

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$ 97	$95
Accounts payable	1,331	1,766
Accrued employee liabilities	271	316
Other current liabilities	319	351

Total current liabilities	2,018	2,528

Long-term debt	2,492	2,745
Postretirement benefits other than pensions	584	624
Employee benefits, including pensions	539	530
Deferred income taxes	148	147
Other non-current liabilities	412	428
Minority interests in consolidated subsidiaries	278	293

Shareholders’ deficit
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 131 million and 130 million shares outstanding, respectively)	131	131
Stock warrants	127	127
Additional paid-in capital	3,407	3,406
Accumulated deficit	(4,358)	(4,016)
Accumulated other comprehensive income	169	275
Other	(6)	(13)

Total shareholders’ deficit	(530)	(90)

Total liabilities and shareholders’ deficit	$5,941	$7,205

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2008	2007
	(Dollars in Millions)

Operating activities
Net loss	$(335)	$(329)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	327	346
Asset impairments and loss on divestitures	70	77
Gain on asset sales	(15)	(16)
Equity in net income of non-consolidated affiliates, net of dividends remitted	(30)	1
Other non-cash items	(43)	(29)
Changes in assets and liabilities:
Accounts receivable and retained interests	204	25
Inventories	(16)	(39)
Accounts payable	(259)	(99)
Other assets and liabilities	(56)	25

Net cash used by operating activities	(153)	(38)

Investing activities
Capital expenditures	(230)	(232)
Proceeds from divestitures and asset sales	65	159
Other	5	(6)

Net cash used by investing activities	(160)	(79)

Financing activities
Short-term debt, net	24	(1)
Proceeds from issuance of debt, net of issuance costs	185	497
Principal payments on debt	(78)	(27)
Repurchase of unsecured debt securities	(337)	—
Other, including overdrafts	(62)	(17)

Net cash (used by) provided from financing activities	(268)	452
Effect of exchange rate changes on cash	(44)	30

Net (decrease) increase in cash and equivalents	(625)	365
Cash and equivalents at beginning of year	1,758	1,057

Cash and equivalents at end of period	$1,133	$1,422

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Description of Business and Company Background

Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of climate, interiors, electronics and other automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”). Headquartered in Van Buren Township, Michigan, Visteon has a workforce of approximately 35,500 employees and a network of manufacturing operations, technical centers, sales offices and joint ventures in every major geographic region of the world.

The Company was incorporated in Delaware in January 2000 as a wholly-owned subsidiary of Ford Motor Company (“Ford” or “Ford Motor Company”). Subsequently, Ford transferred the assets and liabilities comprising its automotive components and systems business to Visteon. The Company separated from Ford on June 28, 2000 when all of the Company’s common stock was distributed by Ford to its shareholders. On October 1, 2005, the Company sold Automotive Components Holdings, LLC (“ACH”), an indirect, wholly-owned subsidiary of the Company to Ford (“ACH Transactions”).

During the third quarter of 2008, the Company, Ford and ACH amended certain agreements initially completed in connection with the ACH Transactions, including the Escrow Agreement, dated as of October 1, 2005 (the “Escrow Agreement”), among Ford, the Company and Deutsche Bank Trust Company Americas; the Reimbursement Agreement, dated as of October 1, 2005 (the “Reimbursement Agreement”), between Ford and the Company; the Master Services Agreement, dated as of September 30, 2005, as amended, between the Company and ACH (the “Master Services Agreement”); the Visteon Salaried Employee Lease Agreement, dated as of October 1, 2005, as amended, between the Company and ACH (the “Visteon Salaried Employee Lease Agreement”); and the Intellectual Property Contribution Agreement, dated as of October 1, 2005, as amended, among the Company, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and ACH (the “Intellectual Property Contribution Agreement”).

•	The “Amended Escrow Agreement” — The Escrow Agreement was amended to, among other things, provide that Ford contribute an additional $50 million into the escrow account, and to provide that such additional funds shall be available to the Company to fund restructuring and other qualifying costs, as defined within the Escrow Agreement, on a 100% basis. The additional $50 million was funded into the escrow account in August 2008.

•	The “Amended Reimbursement Agreement” — The Reimbursement Agreement was amended and restated to, among other things, require Ford to reimburse the Company in full for certain severance expenses and other qualifying termination benefits, as defined in such agreement, relating to the termination of salaried employees who were leased to ACH. Previously, the amount required to be reimbursed by Ford was capped at $150 million, of which the first $50 million was to be funded in total by Ford and the remaining $100 million was to be matched by the Company. Any unused portion of the $150 million as of December 31, 2009 was to be deposited into the escrow account governed by the Escrow Agreement. The Reimbursement Agreement was amended to eliminate the $150 million cap as well as the Company’s obligation to match any costs during the term of the agreement. Further, Ford’s obligation to deposit remaining funds into the escrow account, which was established pursuant to the Escrow Agreement, was eliminated.

•	The “Amended Master Services Agreement” — The Master Services Agreement was amended to, among other things, extend the term that Visteon will provide certain services to ACH, Ford and others from December 31, 2009 to January 1, 2011.

•	The “Amended Visteon Salaried Employee Lease Agreement” — The Visteon Salaried Employee Lease Agreement was amended to, among other things, extend the term that ACH may lease salaried employees of the Company from December 31, 2010 to December 31, 2014.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Description of Business and Company Background — (Continued)

•	The “Amended Intellectual Property Contribution Agreement” — The Intellectual Property Contribution Agreement was amended to, among other things, clarify the availability for use by ACH of certain patents, design tools and other proprietary information.

The Company continues to transact a significant amount of commercial activity with Ford. The financial statement impact of these commercial activities is summarized in the table below as adjusted for discontinued operations.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Dollars in Millions)

Net Sales
Products	$643	$893	$2,631	$3,171
Services	$96	$132	$331	$400

	September 30	December 31
	2008	2007
	(Dollars in Millions)

Accounts receivable, net	$243	$277
Postretirement employee benefits	$116	$121

Additionally, as of September 30, 2008 and December 31, 2007, the Company transferred approximately $67 million and $154 million, respectively, of Ford receivables under a European receivables securitization program.

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

Recent Accounting Pronouncements:  In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3 (“FSP FAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective upon issuance and was adopted by the Company for the reporting period ending September 30, 2008 without material impact on its consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4 (“FSP FAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees, an amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP requires disclosure of information about credit derivatives by sellers of credit derivatives and disclosure of the current status of the payment/performance risk of a guarantee. This FSP is effective for financial statements issued for reporting periods ending after November 15, 2008.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Basis of Presentation — (Continued)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement requires disclosure of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and becomes effective for the Company on a prospective basis on January 1, 2009.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This statement, which became effective January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company adopted the requirements of SFAS 157 as of January 1, 2008 without a material impact on its consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2.

NOTE 3.	Divestitures

2008 Divestitures

On August 29, 2008, the Company completed the sale of its Interiors operation located in Halewood, UK, consisting of the facility and associated assets including purchase and supply contracts (the “Halewood Divestiture”) to International Automotive Components, Ltd. During 2007, the Halewood, UK facility operated on a break-even basis on sales of approximately $150 million. The Company recorded losses of $2 million in connection with the Halewood Divestiture during the third quarter of 2008.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Divestitures — (Continued)

On July 7, 2008, Visteon UK Limited, an indirect, wholly-owned subsidiary of the Company, sold the entire share capital of Visteon Swansea Limited, a company incorporated in England and a wholly-owned subsidiary of Visteon UK Limited, to Linamar UK Holdings Inc., a wholly-owned subsidiary of Linamar Corporation for nominal cash consideration (together, the “Swansea Divestiture”). The Swansea operation, which manufactured driveline products, generated negative gross margin of approximately $40 million on sales of approximately $80 million during 2007. While the Swansea Divestiture resulted in the complete exit of driveline product manufacturing, the Company continues to generate significant continuing cash flows related to ongoing services and contractual arrangements pursuant to the ACH Transactions.

The Company recorded losses of approximately $48 million in connection with this transaction, of which approximately $13 million was reimbursed from the escrow account established pursuant to the Escrow Agreement. Losses on the Swansea Divestiture include $18 million of employee severance and termination benefits, $7 million of pension curtailment losses and $7 million of asset impairment charges, which were recorded in the second quarter of 2008 along with $13 million of escrow reimbursement. The remaining losses of $16 million were related to working capital adjustments recorded during the third quarter of 2008 in connection with the July 7, 2008 transaction closing date.

During the first quarter of 2008, the Company sold its North America aftermarket operations including facilities located in Sparta, Tennessee and Reynosa, Mexico where the Company manufactured starters and alternators, radiators, compressors and condensers and also remanufactured steering pumps and gears (the “NA Aftermarket Divestiture”). These operations recorded sales for the year ended December 31, 2007 of approximately $133 million and generated negative gross margin of approximately $16 million. During the first quarter of 2008, the Company recorded losses of $40 million in connection with the NA Aftermarket Divestiture.

2007 Divestitures

During the third quarter of 2007, the Company completed the sale of its Visteon Powertrain Control Systems India (“VPCSI”) operation located in Chennai, India. The VPCSI operation manufactured starters and alternators for global automotive manufacturers. The VPCSI divesture did not result in the complete exit of any of the affected product lines.

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

Effective May 31, 2007, the Company ceased to produce brake components at its Swansea, UK facility, which resulted in the complete exit of the Company’s global suspension product line. Accordingly, the results of operations of the Company’s global suspension product line have been reclassified to “Loss from discontinued operations, net of tax” in the consolidated statements of operations for the nine-month period ended September 30, 2007. A summary of the results of discontinued operations is provided in the table below.

Nine Months Ended
September 30, 2007
(Dollars in Millions)

Net product sales	$50
Cost of sales	63
Selling, general and administrative expenses	1
Asset impairments	12
Restructuring expenses	10
Reimbursement from escrow account	12

Loss from discontinued operations, net of tax	$(24)

NOTE 4.	Restructuring Activities

The Company has undertaken various restructuring activities to achieve its strategic and financial objectives. Restructuring activities include, but are not limited to, plant closures, production relocation, administrative cost structure realignment and consolidation of available capacity and resources. The Company expects to finance restructuring programs through cash reimbursement from an escrow account established pursuant to the ACH Transactions, from cash on hand, from cash generated from its ongoing operations or through cash available under its existing debt agreements, subject to the terms of applicable covenants. It is possible that actual cash restructuring costs could vary significantly from the Company’s current estimates resulting in unexpected costs in future periods.

2008 Restructuring Actions

In September 2008, the Company commenced a program designed to fundamentally realign, consolidate and rationalize the Company’s administrative organization structure on a global basis through various voluntary and involuntary employee separation actions. Related employee severance and termination benefit costs of $10 million were recorded during the three months ended September 30, 2008 associated with approximately 200 salaried employees in the United States, for which severance and termination benefits were deemed probable and estimable. The Company estimates additional costs of approximately $35 million related to this global program in future periods when elements of the plan are finalized and the timing of activities and the amount of related costs are not likely to change. Additionally, the Company recorded $8 million of employee severance and termination benefit costs associated with approximately 820 hourly and 60 salaried employees at a North American Climate facility. As of September 30, 2008, restructuring reserves related to these programs were approximately $7 million.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Restructuring Activities — (Continued)

The Company also continued to execute actions under the previously announced multi-year improvement plan, incurring restructuring expenses of $24 million during the third quarter of 2008. Significant actions under the multi-year improvement plan, include the following:

•	$15 million of employee severance and termination benefit costs associated with approximately 130 employees to reduce the Company’s salaried workforce in higher cost countries.

•	$6 million of employee severance and termination benefit costs associated with approximately 40 employees at a European Interiors facility.

The Company currently estimates that the total cost associated with the multi-year improvement plan will be approximately $475 million. The Company has incurred $373 million in cumulative restructuring costs related to the multi-year improvement plan including $154 million, $125 million, $63 million and $31 million for the Other, Interiors, Climate and Electronics product groups, respectively. As of September 30, 2008, restructuring reserves related to the multi-year improvement plan are approximately $60 million.

Restructuring Reserves

Restructuring reserves are recorded in “Other current liabilities” on the Company’s consolidated balance sheets as of September 30, 2008 and December 31, 2007, respectively. The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the nine months ended September 30, 2008.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2007	$58	$23	$7	$24	$112
Expenses	25	1	1	19	46
Currency exchange	4	—	—	—	4
Utilization	(18)	(20)	—	(15)	(53)

March 31, 2008	69	4	8	28	109
Expenses	3	4	—	22	29
Utilization	(11)	(6)	(1)	(24)	(42)

June 30, 2008	61	2	7	26	96
Expenses	8	8	—	26	42
Currency exchange	(6)	—	—	—	(6)
Utilization	(13)	(9)	(2)	(41)	(65)

September 30, 2008	$50	$1	$5	$11	$67

Substantially all restructuring expenses recorded to date relate to employee severance and termination benefit costs and are classified as “Restructuring expenses” on the consolidated statements of operations for the three and nine-month periods ended September 30, 2008 and 2007, respectively. Utilization for the three months ended September 30, 2008 includes $39 million of payments for severance and other employee termination benefits, $18 million of special termination benefits reclassified to pension and other postretirement employee benefits, where such payments are made from the Company’s benefit plans and $8 million of payments for contract termination, equipment relocation and other costs.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Restructuring Activities — (Continued)

Amended Escrow Agreement

Pursuant to the Escrow Agreement, Ford paid $400 million into an escrow account for use by the Company to restructure its businesses. The Escrow Agreement provides that the Company will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs, as defined in the Escrow Agreement, and up to one half of the next $300 million of such costs. In August 2008 and pursuant to the Amended Escrow Agreement, Ford contributed an additional $50 million into the escrow account. The Amended Escrow Agreement provides that such additional funds are available to fund restructuring and other qualified costs on a 100% basis.

Cash in the escrow account is invested, at the direction of the Company, in high quality, short-term investments and related investment earnings are credited to the account as earned. Investment earnings of $28 million became available to reimburse the Company’s restructuring costs following the use of the first $250 million of available funds. Investment earnings on the remaining $200 million will be available for reimbursement after full utilization of those funds. The following table provides a reconciliation of amounts available in the escrow account.

	Three Months Ended	Nine Months Ended	Inception through
	September 30, 2008	September 30, 2008	September 30, 2008
	(Dollars in Millions)

Beginning escrow account available	$97	$144	$400
Add: Amended Escrow Agreement funding	50	50	50
Add: Investment earnings	1	2	34
Deduct: Disbursements for restructuring costs	(31)	(79)	(367)

Ending escrow account available	$117	$117	$117

Approximately $23 million and $22 million of amounts receivable from the escrow account were classified as “Other current assets” in the Company’s consolidated balance sheets as of September 30, 2008 and December 31, 2007, respectively. While the Company anticipates full utilization of funds available, any amounts remaining in the escrow account after December 31, 2012 will be disbursed to the Company.

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

2008 Asset Impairments and Loss on Divestitures

During the three and nine-month periods ended September 30, 2008 the Company recorded asset impairments and loss on divestitures of $19 million and $70 million, respectively. These amounts were related to the following:

•	During the third quarter of 2008, the Company recorded approximately $16 million of losses on the Swansea Divestiture related to working capital adjustments in connection with the July 7, 2008 transaction closing date. Additional losses on the Swansea Divestiture included $7 million of asset impairment charges recorded in the second quarter of 2008 in connection with the Company’s determination that long-lived assets subject to the Swansea Divestiture met the “held for sale” criteria of SFAS 144.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Asset Impairments and Loss on Divestitures — (Continued)

•	The Company also recorded asset impairments and loss on divestitures of $2 million during the third quarter of 2008 in connection with the Halewood Divestiture and $4 million during the second quarter of 2008 for long-lived assets related to the Other product group that met the “held for sale” criteria of SFAS 144.

•	During the first quarter of 2008, the Company determined that long-lived assets subject to the NA Aftermarket Divestiture met the “held for sale” criteria of SFAS 144. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in an asset impairment charge of approximately $21 million. The Company also recorded a $19 million loss on the NA Aftermarket Divestiture during the first quarter of 2008.

2007 Asset Impairments

During the three and nine-month periods ended September 30, 2007 the Company recorded asset impairments of $14 million and $65 million, respectively. These amounts were related to the following:

•	During the third quarter of 2007, the Company completed the sale of its Visteon Powertrain Control Systems India operation located in Chennai, India. The Company determined that assets subject to the VPCSI divestiture including inventory, intellectual property and real and personal property met the “held for sale” criteria of SFAS 144. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in asset impairment charges of approximately $14 million.

•	During 2007, the Company determined that assets subject to the Chassis Divestiture met the “held for sale” criteria of SFAS 144. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in asset impairment charges of approximately $25 million for the nine-month period ended September 30, 2007.

•	During the second quarter of 2007, the Company recorded an asset impairment of $3 million to reduce the net book value of certain long-lived assets to their estimated fair value, in connection with restructuring activities undertaken at a North American Other facility.

•	In consideration of the MASPA and the Company’s announced exit of the brake manufacturing business at its Swansea, UK facility, an asset impairment charge of $16 million was recorded to reduce the net book value of certain long-lived assets at the facility to their estimated fair value in the first quarter of 2007. The Company’s estimate of fair value was based on market prices, prices of similar assets, and other available information.

•	Additionally, during the first quarter of 2007, the Company entered into an agreement to sell an Electronics building located in Japan. The Company determined that the building met the “held for sale” criteria of SFAS 144 and was recorded at the lower of carrying amount or fair value less cost to sell, which resulted in an asset impairment charge of approximately $7 million.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Asset Securitization

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

Transfers under the European Securitization, for which the Company receives consideration other than a beneficial interest, are accounted for as “true sales” under the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and are removed from the balance sheet. Transfers under the European Securitization, for which the Company receives a beneficial interest are not removed from the balance sheet and total $237 million and $434 million as of September 30, 2008 and December 31, 2007, respectively. Such amounts are recorded at fair value and are subordinated to the interests of third-party lenders. Securities representing the Company’s retained interests are accounted for as trading securities under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Availability of funding under the European Securitization depends primarily upon the amount of trade receivables reduced by outstanding borrowings under the program and other characteristics of those trade receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of September 30, 2008, approximately $114 million of the Company’s transferred trade receivables were considered eligible for borrowing under this facility, $93 million was outstanding and $21 million was available for funding. The Company recorded losses of $5 million and $6 million for the nine-month periods ended September 30, 2008 and 2007, respectively, related to trade receivables sold under the European Securitization. The table below provides a reconciliation of changes in interests in account receivables transferred for the period.

	September 30
	2008	2007
	(Dollars in Millions)

Beginning balance	$434	$482
Receivables transferred	2,028	2,495
Proceeds from new securitizations	—	(41)
Proceeds from collections reinvested in securitization	(425)	(381)
Cash flows received on interest retained	(1,778)	(2,132)
Currency exchange	(22)	40

Ending balance	$237	$463

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Asset Securitization — (Continued)

In October 2008, the Company amended and restated agreements related to the European Securitization to, among other things; include Visteon Electronics Corporation as a seller under the facility and remove Visteon UK Limited as the master service provider. In connection with these amendments, the Company regained control of previously transferred trade receivables and the Transferor will be consolidated in accordance with the requirements of FASB Interpretation 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51”. Accordingly, upon consolidation, Visteon will account for transferred accounts receivable as secured borrowings and will recognize the related receivables and the obligations to third-party lenders on its consolidated balance sheet.

NOTE 7.	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of inventories is provided below:

	September 30	December 31
	2008	2007
	(Dollars in Millions)

Raw materials	$213	$159
Work-in-process	139	224
Finished products	122	160

	474	543
Valuation reserves	(45)	(48)

	$429	$495

NOTE 8.	Other Assets

Other current assets are summarized as follows:

	September 30	December 31
	2008	2007
	(Dollars in Millions)

Recoverable taxes	$116	$88
Current deferred tax assets	43	47
Prepaid assets	33	28
Dividend receivable	30	—
Deposits	24	30
Escrow receivable	23	22
Note receivable	10	—
Other	35	20

	$314	$235

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Other Assets — (Continued)

Other non-current assets are summarized as follows:

	September 30	December 31
	2008	2007
	(Dollars in Millions)

Non-current deferred tax assets	$34	$39
Unamortized debt costs and other intangible assets	28	33
Other	34	50

	$96	$122

NOTE 9.	Non-Consolidated Affiliates

The Company had $226 million and $218 million of equity in the net assets of non-consolidated affiliates at September 30, 2008 and December 31, 2007, respectively. The Company recorded equity in net income of non-consolidated affiliates of $5 million and $11 million for the three months ended September 30, 2008 and 2007, respectively. For the nine-month periods ended September 30, 2008 and 2007, the Company recorded $35 million and $34 million, respectively.

The following table presents summarized financial data for the Company’s non-consolidated affiliates. Amounts included in the table below represent 100% of the results of operations of the Company’s non-consolidated affiliates accounted for under the equity method. Yanfeng Visteon Automotive Trim Systems Co., Ltd, of which the Company owns a 50% interest, is considered a significant non-consolidated affiliate and is shown separately below.

Summarized financial data for the three-month periods ended September 30 are as follows:

	Net Sales		Gross Margin		Net Income
	2008	2007	2008	2007	2008	2007
	(Dollars in Millions)

Yanfeng Visteon Automotive Trim Systems Co., Ltd.	$154	$243	$35	$40	$9	$16
All other	206	195	27	21	—	3

	$360	$438	$62	$61	$9	$19

Summarized financial data for the nine-month periods ended September 30 are as follows:

	Net Sales		Gross Margin		Net Income
	2008	2007	2008	2007	2008	2007
	(Dollars in Millions)

Yanfeng Visteon Automotive Trim Systems Co., Ltd.	$704	$672	$136	$116	$53	$50
All other	626	543	91	74	16	15

	$1,330	$1,215	$227	$190	$69	$65

The Company’s share of net assets and net income is reported in the consolidated financial statements as “Equity in net assets of non-consolidated affiliates” on the consolidated balance sheets and “Equity in net income of non-consolidated affiliates” on the consolidated statements of operations. Included in the Company’s accumulated deficit is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $100 million and $99 million at September 30, 2008 and December 31, 2007, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Property and Equipment

Property and equipment is stated at cost and is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property and equipment, net is provided below:

	September 30	December 31
	2008	2007
	(Dollars in Millions)

Land	$82	$95
Buildings and improvements	1,012	1,083
Machinery, equipment and other	3,529	3,894
Construction in progress	126	146

Total property and equipment	4,749	5,218
Accumulated depreciation	(2,378)	(2,573)

	2,371	2,645
Product tooling, net of amortization	115	148

Property and equipment, net	$2,486	$2,793

Depreciation and amortization expenses are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Dollars in Millions)

Depreciation	$93	$98	$299	$310
Amortization	9	11	28	36

	$102	$109	$327	$346

NOTE 11.	Other Liabilities

Other current liabilities are summarized as follows:

	September 30	December 31
	2008	2007
	(Dollars in Millions)

Restructuring accrual	$67	$87
Product warranty and recall accrual	53	54
Non-income taxes payable	50	34
Accrued interest payable	25	62
Income taxes payable	23	13
Other accrued liabilities	101	101

	$319	$351

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Other Liabilities — (Continued)

Other non-current liabilities are summarized as follows:

	September 30	December 31
	2008	2007
	(Dollars in Millions)

Income tax accrual	$195	$154
Non-income tax payable	75	80
Product warranty and recall accrual	53	54
Deferred income	49	63
Restructuring accrual	—	25
Other accrued liabilities	40	52

	$412	$428

As of December 31, 2007, non-current deferred income included approximately $42 million related to the sale of two facilities in connection with the ACH Transactions, which the Company leased-back. During the three months ended September 30, 2008, the Company terminated the lease on one of the facilities and recognized $12 million of related deferred income, which was offset by the remaining net book value associated with the facility.

NOTE 12.	Debt

Short-term and long-term debt including the fair value of related interest rate swaps are as follows:

	September 30	December 31
	2008	2007
	(Dollars in Millions)

Short-term debt
Current portion of long-term debt	$27	$44
Other	70	51

Total short-term debt	97	95

Long-term debt
8.25% notes due August 1, 2010	207	553
Term loan due June 13, 2013	1,000	1,000
Term loan due December 13, 2013	500	500
7.00% notes due March 10, 2014	453	449
12.25% notes due December 31, 2016	197	—
Other	135	243

Total long-term debt	2,492	2,745

Total debt	$2,589	$2,840

Fair value of total debt was $1,541 million and $2,542 as of September 30, 2008 and December 31, 2007, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Debt — (Continued)

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

The New Notes were issued pursuant to a supplemental indenture which contains covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness, make certain distributions, investments and other restricted payments, dispose of assets, grant liens on assets, issue guarantees, designate unrestricted subsidiaries, engage in transactions with affiliates, enter into agreements restricting the ability of subsidiaries to pay dividends, engage in sale and leaseback transactions and merge or consolidate or transfer substantially all of its assets, subject to certain exceptions and qualifications. Each of the Company’s existing and future wholly-owned domestic restricted subsidiaries that guarantee debt under the Company’s revolving credit facility guarantee the New Notes.

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

Interest on the New Notes is fixed at an annual rate of 12.25% and is payable semi-annually in arrears on June 30 and December 31, beginning December 31, 2008. The Company is required to pay additional interest on the New Notes if, at any time during the period beginning six months and ending one year after June 18, 2008, adequate current public information with respect to the Company is unavailable.

The Bond Transactions were accounted for as a modification of existing indebtedness under FASB Emerging Issues Task Force No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Accordingly, an aggregate discount of $10 million related to the net amount of the discount on the New Notes, which were issued at a price of $916.21 per $1,000 in aggregate principle amount, fees paid to creditors and the gain on retirement of $344 million of 8.25% senior notes due August 2010 has been deferred and will be amortized over the life of the New Notes up to the date of the Put Option. Additionally, during the second quarter of 2008 the Company recorded $5 million of expenses related to third party fees and recognized $3 million of unamortized gains related to previously terminated interest rate swaps in connection with the Bond Transactions.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Debt — (Continued)

Other Debt

As of September 30, 2008, the Company had additional debt facilities of $494 million, with $97 million and $135 million in short-term and long-term debt outstanding, respectively, consisting of credit facilities and capital leases for various affiliates and other obligations. Remaining availability on the credit facilities is approximately $262 million. Certain of these balances are related to a number of the Company’s non-U.S. operations, a portion of which are payable in non-U.S. currencies including, but not limited to, the Euro, Korean Won and Brazilian Real.

NOTE 13.	Employee Retirement Benefits

The components of the Company’s net periodic benefit costs for the three-month periods ended September 30, 2008 and 2007 were as follows:

					Health Care
	Retirement Plans				and Life
			Non-U.S.		Insurance
	U.S. Plans		Plans		Benefits
	2008	2007	2008	2007	2008	2007
	(Dollars in Millions)

Service cost	$5	$6	$4	$7	$1	$2
Interest cost	19	18	20	18	8	8
Expected return on plan assets	(21)	(19)	(15)	(14)	—	—
Amortization of:
Plan amendments	—	—	1	1	(7)	(13)
Actuarial losses and other	—	—	—	3	2	4
Special termination benefits	2	1	—	—	—	—
Settlements	—	—	—	3	—	—
Curtailments	—	—	—	—	(13)	(11)

Visteon sponsored plan net periodic benefit costs	5	6	10	18	(9)	(10)
Expense for certain salaried employees whose pensions are partially covered by Ford	3	—	—	—	(2)	(2)

Net periodic benefits costs, excluding restructuring	$8	$6	$10	$18	$(11)	$(12)

Special termination benefits	11	—	4	1	1	—

Total employee retirement benefit related restructuring costs	$11	$—	$4	$1	$1	$—

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Employee Retirement Benefits — (Continued)

The components of the Company’s net periodic benefit costs for the nine-month periods ended September 30, 2008 and 2007 were as follows:

					Health Care
	Retirement Plans				and Life
			Non-U.S.		Insurance
	U.S. Plans		Plans		Benefits
	2008	2007	2008	2007	2008	2007
	(Dollars in Millions)

Service cost	$16	$19	$15	$21	$3	$5
Interest cost	55	54	55	54	24	24
Expected return on plan assets	(62)	(57)	(45)	(41)	—	—
Amortization of:
Plan amendments	(1)	1	4	4	(24)	(36)
Actuarial losses and other	—	1	2	9	8	12
Special termination benefits	3	1	—	—	—	—
Settlements	—	—	—	33	—	—
Curtailments	1	10	5	—	(43)	(20)

Visteon sponsored plan net periodic benefit costs	12	29	36	80	(32)	(15)
Expense for certain salaried employees whose pensions are partially covered by Ford	1	—	—	—	(5)	(4)

Net periodic benefits costs, excluding restructuring	$13	$29	$36	$80	$(37)	$(19)

Special termination benefits	12	3	21	9	1	—

Total employee retirement benefit related restructuring costs	$12	$3	$21	$9	$1	$—

Curtailments and Settlements

Curtailment and settlement gains and losses are recorded in accordance with Statement of Financial Accounting Standards Nos. 88 (“SFAS 88”), “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and are classified in the Company’s consolidated statements of operations as “Cost of sales” or “Selling, general and administrative expenses.” Qualifying curtailment and settlement losses related to the Company’s restructuring activities are reimbursable under the terms of the Amended Escrow Agreement. The following curtailments and settlements were recorded during the three and nine-month periods ended September 30, 2008 and 2007:

•	The Company recorded curtailment gains of $13 million and $43 million for the three and nine months ended September 30, 2008 related to elimination of employee benefits associated with U.S. other postretirement benefit (“OPEB”) plans in connection with employee headcount reductions under previously announced restructuring actions.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Employee Retirement Benefits — (Continued)

•	During the second quarter of 2008 the Company recorded pension curtailment losses of $7 million related to the reduction of future service in the UK pension plan for employees at the Company’s Swansea, UK operation in connection with the Swansea Divestiture. Additionally, in accordance with Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” the Company re-measured the assets and obligations of its UK pension plan, which resulted in an increase of $57 million in the Company’s net pension liability and a corresponding decrease in Accumulated other comprehensive income.

•	The Company recorded curtailment gains of $11 million and $20 million for the three and nine months ended September 30, 2007, respectively, related to elimination of employee benefits associated with a U.S. OPEB plan in connection with employee headcount reductions under previously announced restructuring actions.

•	The Company recorded a settlement loss of $13 million during the second quarter of 2007 related to employee retirement benefit obligations under certain German retirement plans for employees of the Dueren and Wuelfrath, Germany facilities, which were included in the Chassis Divestiture.

•	The Company recorded settlement losses of $3 million and $20 million during the three and nine months ended September 30, 2007, respectively, related to employee retirement benefit obligations under a Canadian retirement plan for employees of the Markham, Ontario facility, which was closed in 2002.

•	The Company recorded a curtailment loss of $10 million during the first quarter of 2007 for retirement benefit obligations under U.S. retirement plans per previously announced restructuring actions.

Retirement Benefit Related Restructuring Expenses

In addition to retirement benefit expenses, the Company recorded $18 million and $36 million for the three and nine months ended September 30, 2008, respectively, for retirement benefit related restructuring charges, of which $2 million are expenses for certain salaried employees whose pensions are partially covered by Ford. Such charges generally relate to special termination benefits, voluntary termination incentives, and pension losses and are the result of various restructuring actions as described in Note 4 “Restructuring Activities.” Retirement benefit related restructuring charges are initially classified as restructuring expenses and related accruals are subsequently reclassified to retirement benefit liabilities.

Contributions

During the nine-month period ended September 30, 2008, contributions to the Company’s U.S. retirement plans and postretirement health care and life insurance plans were $19 million and $21 million, respectively, and contributions to non-U.S. retirement plans were $48 million. The Company presently anticipates additional contributions to its U.S. retirement plans and postretirement health care and life insurance plans of $12 million and $9 million, respectively, in 2008. The Company also anticipates additional 2008 contributions to non-U.S. retirement plans of $64 million.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Employee Retirement Benefits — (Continued)

Other

In October 2008, the Company approved changes to certain hourly postretirement employee health care plans to eliminate Company-sponsored prescription drug benefits for Medicare eligible retirees, spouses and dependents effective January 1, 2009, to eliminate all benefits for certain employees who are not currently eligible and to provide additional retirement plan benefits. These changes are expected to result in a net reduction in pension and OPEB liabilities in the fourth quarter of 2008 of approximately $93 million. This amount will be amortized as a net reduction of retirement and postretirement employee benefit expense over the average remaining life expectancy of plan participants. The Company expects to record curtailment gains in the fourth quarter of 2008 of approximately $15 million reflecting the elimination of future service in these plans.

In October 2008, the Company settled employee pension obligations of approximately $90 million related to the UK pension plan for employees that transferred from Visteon to Ford during the years 2005 through 2007 in accordance with certain agreements initially completed in connection with the ACH Transactions. Accordingly, the Company expects to record a charge of approximately $40 million during the fourth quarter of 2008. The charge is subject to reimbursement under the terms of the Amended Escrow Agreement.

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

Provision for Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against loss from continuing operations before income taxes and minority interests, excluding equity in net income of non-consolidated affiliates for the period. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company’s operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax asset valuation allowances exist and are maintained. The Company’s provision for income tax of $31 million and $131 million for the three-month and nine-month periods ended September 30, 2008, respectively, reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits and certain non-recurring tax items and the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions to the extent not offset by other categories of income.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Income Taxes — (Continued)

In July 2008, the Housing Assistance Tax Act of 2008 (“the Act”) was signed into law. The Act allows corporations to elect to treat certain unused U.S. research tax credits as refundable in lieu of claiming bonus and accelerated depreciation for eligible qualified property placed in service between April 1, 2008 and December 31, 2008. The amount of the Company’s unused research tax credits eligible for the refund is limited to approximately $7 million. Based on initial projections of expected qualified eligible property to be placed in service between April 1, 2008 and December 31, 2008, the Company estimates that it will be able to accelerate the use of approximately $4 million of research tax credits previously subject to limitation and obtain a refund. Due to the existence of valuation allowances against its U.S. research tax credit carryforwards, the anticipated realization of a portion of these credits resulted in the Company recording an income tax benefit of approximately $4 million in the third quarter of 2008.

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

The Company’s gross unrecognized tax benefits at September 30, 2008 were approximately $290 million, and the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were approximately $150 million. The gross unrecognized tax benefits differ from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions will not impact the effective tax rate in current or future periods. During the third quarter of 2008, the Company increased its gross unrecognized tax benefits by approximately $20 million primarily as a result of certain positions expected to be taken in future tax returns, of which, $10 million would impact the effective tax rate if the unrecognized tax benefits were recognized.

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

The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Estimated interest and penalties related to the potential underpayment of income taxes totaled $4 million for the three months ended September 30, 2008. As of September 30, 2008, the Company had approximately $45 million of accrued interest and penalties related to uncertain tax positions.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Comprehensive Loss

Comprehensive loss, net of tax is summarized below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Dollars in Millions)

Net loss	$(188)	$(109)	$(335)	$(329)
Pension and other postretirement benefit adjustments	13	(4)	(46)	105
Change in foreign currency translation adjustments	(140)	54	(60)	86
Unrealized losses on derivatives	(8)	(3)	—	(5)

	$(323)	$(62)	$(441)	$(143)

Accumulated other comprehensive income is comprised of the following:

	September 30	December 31
	2008	2007
	(Dollars in Millions)

Foreign currency translation adjustments	$237	$297
Pension and other postretirement benefit adjustments, net of tax	(56)	(10)
Unrealized losses on derivatives	(12)	(12)

	$169	$275

NOTE 16.	Loss Per Share

Basic net loss per share of common stock is calculated by dividing reported net loss by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
		(Dollars in Millions)
Numerator:
Net loss from continuing operations	$(188)	$(109)	$(335)	$(305)
Loss from discontinued operations, net of tax	—	—	—	24

Net loss	$(188)	$(109)	$(335)	$(329)

Denominator:
Average common stock outstanding	130.6	129.8	130.4	129.5
Less: Average restricted stock outstanding	(1.2)	(0.1)	(0.9)	(0.1)

Basic and diluted shares	129.4	129.7	129.5	129.4

Per Share Data:
Basic and diluted loss per share from continuing operations	$(1.45)	$(0.84)	$(2.59)	$(2.36)
Loss from discontinued operations, net of tax	$—	$—	$—	$(0.18)

Basic and diluted loss per share	$(1.45)	$(0.84)	$(2.59)	$(2.54)

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Loss Per Share — (Continued)

Stock options and stock warrants with exercise prices that exceed the average market price of the Company’s common stock have an anti-dilutive effect and therefore were excluded from the computation of diluted loss per share. The number of stock options excluded from the computation of diluted loss per share was 12 million and 13 million for the three and nine months ended September 30, 2008, respectively, and 12 million for both the three and nine month periods ended September 30, 2007. The number of stock warrants excluded from the computation of diluted loss per share was 25 million for the three and nine months ended September 30, 2008 and 2007.

NOTE 17.	Fair Value Measurements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value, which includes a hierarchy based on the quality of inputs used to measure fair value and provides specific disclosure requirements based on the hierarchy.

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

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Fair Value Measurements
	Other Observable	Unobservable
	Inputs	Inputs
	(Level 2)	(Level 3)
	(Dollars in Millions)

Assets
Interests in accounts receivable transferred	$—	$237
Foreign currency instruments	9	—

Total	$9	$237

Liabilities
Interest rate swaps	$2	$—
Foreign currency instruments	6	—

Total	$8	$—

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Fair Value Measurements — (Continued)

Financial instruments whose fair values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the fair value measurement are considered to be Level 3 assets or liabilities. Changes in the fair value of the Company’s Level 3 assets for the three and nine-month periods ended September 30, 2008 were not material.

Valuation Methods

Interest rate swaps and foreign currency hedge instruments — These financial instruments are valued under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying and counterparty non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

Guarantees

The Company has guaranteed approximately $16 million of debt capacity held by subsidiaries and $91 million for lifetime lease payments held by consolidated subsidiaries.

Litigation and Claims

In February 2005, a shareholder lawsuit was filed in the U.S. District Court for the Eastern District of Michigan against the Company and certain current and former officers of the Company. In July 2005, the Public Employees’ Retirement System of Mississippi was appointed as lead plaintiff in this matter. In September 2005, the lead plaintiff filed an amended complaint, which alleges, among other things, that the Company and its independent registered public accounting firm, PricewaterhouseCoopers LLP, made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The named plaintiff seeks to represent a class consisting of purchasers of the Company’s securities during the period between June 28, 2000 and January 31, 2005. On August 31, 2006, the defendants’ motion to dismiss the amended complaint for failure to state a claim was granted and on August 26, 2008 the dismissal was affirmed on appeal by the U.S. Court of Appeals for the Sixth Circuit.

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

The following table provides a reconciliation of changes in product warranty and recall liability for the nine months ended September 30, 2008 and 2007:

	Product Warranty and Recall
	2008	2007
	(Dollars in Millions)

Beginning balance, December 31	$108	$105
Accruals for products shipped	33	36
Changes related to pre-existing conditions (including changes in estimates)	9	(11)
Settlements	(44)	(27)

Ending balance, September 30	$106	$103

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

The Company is aware of contamination at some of its properties and relating to various third-party superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites and at September 30, 2008, had recorded an accrual of approximately $6 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Although the Company believes its accrual is adequate based on current information, the Company cannot provide assurance that the eventual environmental investigation, cleanup costs and related liabilities will not exceed the amount of its current accrual.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Accruals have been established by the Company for matters where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at September 30, 2008 or that are in excess of established accruals. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

The Company’s chief operating decision making group, comprised of the Executive Chairman, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluates the performance of the Company’s segments primarily based on net sales, before elimination of inter-company shipments, gross margin and operating assets. Gross margin is defined as total sales less costs to manufacture and product development and engineering expenses. Operating assets include inventories and property and equipment utilized in the manufacture of the segments’ products.

Overview of Segments

•	Climate: The Climate product group includes facilities that primarily manufacture climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport, and engine induction systems.

•	Electronics: The Electronics product group includes facilities that primarily manufacture audio systems, infotainment systems, driver information systems, powertrain and feature control modules, climate controls, electronic control modules and lighting.

•	Interiors: The Company’s Interior product group includes facilities that primarily manufacture instrument panels, cockpit modules, door trim and floor consoles.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Segment Information — (Continued)

•	Other: The Other product group includes facilities that primarily manufacture fuel and powertrain products.

•	Services: The Company’s Services operations supply leased personnel and transition services pursuant to the ACH Transactions. The Company provides ACH with certain information technology, personnel and other services to enable ACH to conduct its business in accordance with the Amended Master Services Agreement and the Amended Salaried Employee Lease Agreement. Services to ACH are provided at a rate approximately equal to the Company’s cost until such time the services are no longer required by ACH or the expiration of the related agreement. In addition to services provided to ACH, the Company has also agreed to provide certain transition services related to other divestitures.

Net Sales, Gross Margin and Operating Assets

A summary of net sales and gross margin by segment is provided below:

	Net Sales				Gross Margin
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30		September 30		September 30		September 30
	2008	2007	2008	2007	2008	2007	2008	2007
	(Dollars in Millions)

Climate	$674	$795	$2,407	$2,508	$30	$52	$191	$145
Electronics	756	851	2,725	2,696	9	43	217	175
Interiors	609	712	2,294	2,320	—	15	39	51
Other	71	189	445	971	3	(11)	19	15
Eliminations	(100)	(137)	(341)	(494)	—	—	—	—

Total products	2,010	2,410	7,530	8,001	42	99	466	386
Services	100	136	345	407	1	2	3	5

Total segments	2,110	2,546	7,875	8,408	43	101	469	391
Reconciling Item
Corporate	—	—	—	—	—	(2)	—	(20)

Total consolidated	$2,110	$2,546	$7,875	$8,408	$43	$99	$469	$371

A summary of operating assets by segment is provided below:

	Inventories, net		Property and Equipment, net
	September 30	December 31	September 30	December 31
	2008	2007	2008	2007
	(Dollars in Millions)

Climate	$192	$197	$843	$947
Electronics	162	154	701	758
Interiors	57	59	492	533
Other	18	85	6	57

Total products	429	495	2,042	2,295
Reconciling Item
Corporate	—	—	444	498

Total consolidated	$429	$495	$2,486	$2,793

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Segment Information — (Continued)

Reconciling Item and Reclassification

Certain adjustments are necessary to reconcile segment information to the Company’s consolidated amounts. Corporate reconciling items are related to the Company’s technical centers, corporate headquarters and other administrative and support functions. Segment information for the three-month and nine-month periods ended September 30, 2007 and as of December 31, 2007 has been recast to reflect the Company’s Mobile Electronics and Philippines operations in the Electronics and Interiors product groups, respectively. These operations were previously reflected in the Other product group and have been reclassified consistent with the Company’s current management reporting structure.

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

Executive Summary

Visteon Corporation is a leading global supplier of climate, interiors, electronics and other automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”). The Company sells to all the of the world’s largest vehicle manufacturers including BMW, Chrysler LLC, Daimler AG, Fiat, Ford, General Motors, Honda, Hyundai/Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. The Company has a broad network of manufacturing, technical engineering and joint venture operations in every major geographic region of the world, supported by approximately 35,500 employees dedicated to the design, development, manufacture and support of its product offering and its global customers, and conducts its business across five segments: Climate, Interiors, Electronics, Other and Services.

Market Conditions

Unfavorable market conditions continued to negatively impact the automotive sector throughout the third quarter of 2008, particularly in North America, where significant declines in consumer sentiment and demand have been driven by sustained economic weakness in the United States. Downturns in the housing and mortgage markets, a weakening job market, and concerns about inflation and tightening credit have adversely impacted consumer confidence and spending, resulting in delayed purchases of durable consumer goods including automobiles. Additionally, significant and sustained increases in fuel prices have resulted in a shift of North American consumer preference away from sport utility vehicles and trucks toward more fuel-efficient passenger cars. These changes in consumer behavior have resulted in lower volumes and adverse product mix and continue to present significant challenges for the Company. During the latter part of the third quarter of 2008, similar signs of an economic slowdown began to emerge in Western Europe, including rising inflation and energy costs leading to higher interest rates and a general contraction of consumer spending.

Global Credit Crisis

In the early part of 2008 as the United States economy began to soften, doubts were raised about the ability of borrowers to pay debts. As fuel and other commodity prices began to rise, housing values began to fall and marginal loans were first to default, triggering the sub-prime lending crisis. Financial institutions responded by tightening their lending policies with respect to counterparties determined to have sub-prime mortgage risk. This tightening of institutional lending policies, caused the failure of major financial institutions late in the third quarter of 2008. Continued failures, losses, and write-downs at major financial institutions through October 2008 have intensified concerns about credit and liquidity risks and have resulted in a sharp reduction in overall market liquidity and broad governmental intervention. Accordingly, asset prices continue to be volatile and many financial markets and institutions remain under considerable stress. The global credit crisis threatens the stability of the global economy and may cause further macro economic contraction through the fourth quarter of 2008 and into 2009.

Further deterioration of market conditions resulting in a sustained adverse impact on the global automotive sector could reduce the Company’s sales and harm its results of operations, cash flows and financial position including, but not limited to, significant operating losses, potential asset impairments and reduced availability under asset-backed credit arrangements.

Overview of Third Quarter 2008 Results

The Company recorded total sales of $2.1 billion for the three months ended September 30, 2008, compared with $2.5 billion for the same period in 2007. The decrease in sales includes the impact of divestitures and plant closures and lower vehicle production volumes largely attributable to the weakened economic conditions in the United States, initial softening of certain Western European economies and further tightening of global credit markets. The Company, despite accelerated efforts to reduce costs in line with lower volumes through manufacturing efficiencies, purchasing savings and restructuring actions, was not able to overcome the full impact of adverse market conditions during the third quarter of 2008, realizing a decrease in gross margin as a percentage of sales and a higher net loss.

Restructuring Activities

The Company has taken actions, in addition to the previously announced multi-year improvement plan, to reduce overall costs in line with lower customer volumes and weakened economic conditions in the United States, including the reorganization of its global administrative structure. Significant actions include the following:

•	In October 2008, the Company implemented changes in other postretirement benefit (“OPEB”) and retirement plans for former employees at its Bedford and Connersville, Indiana facilities. These changes eliminate Company-sponsored prescription drug benefits for Medicare eligible retirees, spouses and dependents effective January 1, 2009 and provide additional retirement plan benefits. The change will result in a net reduction to the related liabilities of approximately $71 million, and will be amortized as a net reduction to expense over the average remaining life expectancy of plan participants.

•	In September 2008, the Company commenced a program designed to fundamentally realign, consolidate and rationalize the Company’s administrative organization structure on a global basis through various voluntary and involuntary employee separation actions. Related employee severance and termination benefit costs of $10 million were recorded during the three months ended September 30, 2008 associated with approximately 200 salaried employees in the United States, for which severance and termination benefits were deemed probable and estimable. The Company expects to record additional costs related to this global program in future periods when elements of the plan are finalized and the timing of activities and the amount of related costs are not likely to change.

•	On August 29, 2008, the Company completed the sale of its Interiors operation located in Halewood, UK, consisting of the facility and associated assets including purchase and supply contracts. During 2007, the Halewood, UK facility operated on a break-even basis on sales of approximately $150 million. The Company recorded losses of $2 million in connection with this transaction during the third quarter of 2008.

•	During the third quarter of 2008, Visteon amended a number of agreements between Ford and ACH initially related to the 2005 ACH Transactions. The Reimbursement Agreement with Ford was amended to require Ford to reimburse Visteon for certain severance and other qualifying benefits relating to the termination of salaried employees leased to ACH, without a cap or sharing by Visteon. The Escrow Agreement with Ford was amended to provide an additional $50 million of restructuring funds into the escrow account for first dollar funding of restructuring and other qualifying expenses. The additional $50 million was funded into the escrow account by Ford in August 2008.

•	Additionally, the Company terminated the employment of approximately 820 hourly and 60 salaried employees at a North American Climate facility during the third quarter of 2008, resulting in $8 million of employee severance and termination benefit costs.

The Company also continued to execute actions under the previously announced multi-year improvement plan, including the following significant actions:

•	In October 2008, hourly employees at the Company’s Electronics facility in Lansdale, Pennsylvania voted to extend their labor contract through March 13, 2011. The extended contract includes changes related to OPEB benefits that will result in a reduction to the OPEB liability of approximately $22 million, which will be amortized as a reduction to OPEB expense over the average remaining life expectancy of plan participants. The Company expects to record curtailment gains during the fourth quarter of 2008 of approximately $15 million reflecting the elimination of future service in the plan.

•	During the third quarter of 2008, Visteon entered into customer agreements whereby it will be reimbursed for operating losses generated by certain UK operations. During 2007, the UK operations subject to these customer agreements generated negative gross margin of approximately $21 million on sales of approximately $295 million.

•	On July 7, 2008, Visteon completed the sale of its Swansea, UK, operation. The Swansea operation, Visteon’s largest operation in the UK, generated negative gross margin of approximately $40 million on sales of approximately $80 million during 2007. During the three months ended September 30, 2008, the Company recorded a $16 million loss on the divestiture of the Swansea, UK operation related to working capital adjustments in connection with the July 7, 2008 transaction closing date. This loss was in addition to amounts previously recorded in the second quarter of 2008 including $32 million related to employee termination costs and asset impairment charges and $13 million of escrow reimbursement. Additionally, the Company entered into customer agreements to mitigate the impact of ongoing operating losses at certain UK manufacturing facilities.

•	During the third quarter of 2008, the Company continued to evaluate its general and administrative support infrastructure in connection with the actions taken under the multi-year improvement plan. Accordingly, the Company recorded $15 million of employee severance and termination benefit costs associated with approximately 130 employees to reduce the Company’s salaried workforce in higher cost countries.

The Company currently estimates that the total cost associated with the multi-year improvement plan will be approximately $475 million. To date, the Company has incurred $373 million in cumulative restructuring costs related to the multi-year improvement plan including $154 million, $125 million, $63 million and $31 million for the Other, Interiors, Climate and Electronics product groups, respectively. The Company has completed 28 of 30 previously identified restructuring actions under the multi-year improvement plan. As a result of these actions, the Company has recognized cumulative savings of approximately $345 million since the inception of the multi-year improvement plan. The Company continues to evaluate alternative courses of action related to the remaining facilities, including the possibility of divestiture, closure or renegotiated commercial and/or labor arrangements. However, there is no assurance that a transaction or other arrangement will occur in the near term or at all. The Company’s ultimate course of action for these facilities will be dependent upon that which provides the greatest long-term return to shareholders.

Financial results for the three-month period ended September 30, 2008

•	Product sales of approximately $2.0 billion, a decline of $400 million when compared to the third quarter of 2007

•	Product gross margin of $42 million or 2% of product sales, down from $97 million or 4% of product sales when compared to the same period of 2007.

•	Net loss of $188 million compared to a net loss of $109 million for the third quarter of 2007.

•	Cash and equivalents of approximately $1.1 billion, including $613 million in the United States.

During the third quarter of 2008, the Company recorded product sales of $2.0 billion compared to $2.4 billion for the same period in 2007. Lower vehicle production volumes decreased sales by $270 million, while the impact of plant divestitures and closures contributed $205 million to the decrease. These decreases were partially offset by favorable currency of $75 million.

North America product sales of $464 million for the three months ended September 30, 2008 decreased by $308 million or 40% when compared to the same period of 2007 and comprise 22% of the Company’s total product sales. This decrease was primarily driven by production declines in North America for key customers, including a 218,000 and a 47,000 unit decline in Ford and Nissan truck production, respectively. Plant closures and divestitures in connection with the Company’s multi-year improvement plan also resulted in product sales declines in North America. Europe product sales of $901 million for the three months ended September 30, 2008 have decreased by $23 million or 3% when compared to the same period of 2007 and comprise 42% of total product sales. The decline in Europe product sales resulted from the impact of divestitures and Ford volume declines partially offset by the strengthening of the Euro. Asia product sales of $628 million decreased by $91 million or 13% when compared to the same period of 2007 and comprise 29% of total product sales. The decrease in Asia product sales was primarily due to lower Hyundai/Kia vehicle production volumes as a result of labor disruption and the weakening of the Korean Won.

The Company’s product gross margin was $42 million in the third quarter of 2008, compared with $97 million in the third quarter of 2007, representing a decrease of $55 million. The decrease in gross margin included $141 million related to lower sales volumes and divestitures and plant closures associated with the Company’s ongoing restructuring activities, partially offset by net cost performance of $91 million reflecting efficiencies achieved through restructuring actions, cost reduction efforts and commercial agreements.

As of September 30, 2008 the Company’s consolidated cash and equivalents totaled $1.1 billion and approximately 54% of this balance was located in the U.S. The Company’s cash and equivalent balance decreased by approximately $625 million during 2008 including capital spending of $230 million, the repurchase of a portion of the Company’s 8.25% senior notes due August 2010 of approximately $150 million, changes in assets and liabilities of approximately $130 million, and net repayment of other debt and other financing cash changes of approximately $120 million.

Liquidity Considerations

The Company’s cash and liquidity needs are impacted by the level, variability and timing of its customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. Additionally, the Company’s business is highly dependent upon the ability to access the credit and capital markets. Accordingly, the Company’s ability to fund its working capital, restructuring and capital expenditure needs may be adversely affected by many factors including, but not limited to, general economic conditions, specific industry conditions, financial markets, competitive factors and legislative and regulatory changes. Therefore, assurance cannot be provided that Visteon will generate sufficient cash flow from operations or that available borrowings will be sufficient to enable the Company to meet its liquidity needs.

The Company has additional sources of liquidity available for use in the conduct of its ongoing operations and to fund its restructuring activities including a revolving credit agreement, a European Securitization facility and an escrow account established pursuant to the ACH Transactions. As of September 30, 2008, the Company had received cumulative reimbursements from the escrow account of $367 million and $117 million was available for reimbursement pursuant to the terms of the Amended Escrow Agreement.

The Company’s revolving credit agreement allows for available borrowings of up to $350 million. As of September 30, 2008, there were no outstanding borrowings under the revolving credit agreement. The total facility availability for the Company was $225 million, with $170 million of available borrowings under the facility after a reduction for $55 million of obligations under letters of credit.

Availability of funding under the European Securitization depends primarily upon the amount of trade account receivables, reduced by outstanding borrowings under the program and other characteristics of those receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of September 30, 2008, approximately $114 million of the Company’s transferred receivables were considered eligible for borrowing under this facility, $93 million was outstanding and $21 million was available for funding. In October 2008, the Company amended and restated agreements related to the European Securitization to, among other things, include Visteon Electronics Corporation as a seller under the facility. The inclusion of Visteon Electronics Corporation as a seller is expected to increase the amount of qualifying receivables transferred into the facility and to enhance availability of funds under the facility.

As of September 30, 2008, the Company had availability on various other credit facilities of approximately $262 million. Certain of these balances are related to a number of the Company’s non-U.S. operations, a portion of which are payable in non-U.S. currencies including, but not limited to, the Euro, Korean Won and Brazilian Real.

Results of Operations

Three Months Ended September 30, 2008 and 2007

	Sales			Gross Margin
	2008	2007	Change	2008	2007	Change
	(Dollars in Millions)

Climate	$674	$795	$(121)	$30	$52	$(22)
Electronics	756	851	(95)	9	43	(34)
Interiors	609	712	(103)	—	15	(15)
Other	71	189	(118)	3	(11)	14
Eliminations	(100)	(137)	37	—	—	—

Total product	2,010	2,410	(400)	42	99	(57)
Services	100	136	(36)	1	2	(1)

Total segment	2,110	2,546	(436)	43	101	(58)
Reconciling Item
Corporate	—	—	—	—	(2)	2

Total consolidated	$2,110	$2,546	$(436)	$43	$99	$(56)

Net Sales

Net sales decreased $436 million during the three months ended September 30, 2008 when compared to the same period of 2007, consisting of a $400 million decrease in product sales and a $36 million decrease in services revenues. The decrease was primarily attributable to vehicle production volume reductions of approximately $270 million, with the North America market being the largest driver. Additionally, divestitures and plant closures of $205 million and net customer price reductions were partially offset by favorable currency of $75 million.

Net sales for Climate were $674 million for the three months ended September 30, 2008, compared with $795 million for the same period of 2007, representing a decrease of $121 million or 15%. Vehicle production volume and mix decreased Climate sales by $77 million, primarily due to Ford volumes in North America while, to a lesser extent, Hyundai/Kia volumes in Asia also contributed to the decline. Unfavorable currency, primarily driven by the Korean Won, decreased sales by $15 million. Sales were also lower by $29 million due to the fourth quarter 2007 closure of the Company’s Connersville, Indiana facility.

Net sales for Electronics were $756 million for the three months ended September 30, 2008, compared to $851 million for the same period of 2007, representing a decrease of $95 million or 11%. Vehicle production volume and mix, primarily related to Ford North America, and the impact of past sourcing actions resulted in a $150 million reduction in sales. These declines were partially offset by $66 million of favorable currency, primarily related to the Euro.

Net sales for Interiors were $609 million for the three months ended September 30, 2008 representing a decrease of $103 million or 14% when compared to the same period in 2007. Vehicle production volume and mix, primarily related to Nissan North America, resulted in a $124 million decline. Also contributing to the decline was $11 million related to the divestiture of the Company’s Halewood, UK facility and the impact of net customer price reductions. These reductions were partially offset by $26 million of favorable currency, primarily related to the Euro, and revenue associated with customer agreements at certain of the Company’s UK operations.

Net sales for Other were $71 million in the third quarter of 2008, compared with $189 million in the third quarter of 2007, representing a decrease of $118 million or 62%. The decrease is associated with divestitures and plant closures of $126 million including divestiture of the Visteon Powertrain Control Systems India operation, the North America Aftermarket operations, and the Swansea, UK facility, and the closure of the Bedford, Indiana facility. These reductions were partially offset by revenue associated with customer agreements at certain of the Company’s UK operations.

Services revenues primarily relate to information technology, engineering, administrative and other business support services provided by the Company to ACH, under the terms of various agreements between the Company and ACH. Such services are generally provided at an amount that approximates cost. Total services revenues were $100 million for the three months ended September 30, 2008, compared with $136 million for the same period of 2007. The decrease in services revenue represents lower ACH utilization of the Company’s services in connection with the terms of various agreements.

Gross Margin

The Company’s gross margin was $43 million for the three months ended September 30, 2008, a decrease of $56 million. The decrease included $96 million related to lower vehicle production volumes, primarily in North America, and $45 million related to plant closures and divestitures. Gross margin also declined as a result of the non-recurrence of $15 million of asset sales in the UK and the non-recurrence of a $7 million benefit in 2007 for share-based compensation. These declines were partially offset by $102 million of net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities and commercial agreements.

Gross margin for Climate of $30 million, or 4% of sales, for the three months ended September 30, 2008 represents a decrease of $22 million when compared to the same period of 2007. Lower vehicle production volume and the impact of the Connersville, Indiana closure resulted in a reduction of $29 million. Non-recurrence of OPEB curtailment gains of $10 million, which were recorded in 2007 related to the Connersville, Indiana closure, resulted in a comparatively lower gross margin. These declines were partially offset by net cost performance of $16 million achieved through manufacturing and purchasing improvement efforts and restructuring activities.

Gross margin for Electronics was $9 million, or 1% of sales, for the three months ended September 30, 2008, compared with $43 million for the same period of 2007, representing a decrease of $34 million. Lower vehicle production volume and unfavorable product mix and the impact of past sourcing actions resulted in a reduction in gross margin of $48 million. This reduction was partially offset by net cost performance of $7 million achieved through manufacturing and purchasing improvement efforts and OPEB curtailment gains of $7 million related to the elimination of employee benefits associated with U.S. OPEB plans in connection with employee headcount reductions under previously announced restructuring actions.

The Interiors product group broke even on a gross margin level during the three-month period ended September 30, 2008 for a reduction of $15 million when compared to the same period of 2007. Lower vehicle production volume in North America related to Nissan and the impact of the Halewood, UK divestiture reduced gross margin $28 million, and the non-recurrence of $12 million related to UK asset sales in 2007 caused a further reduction. These reductions were partially offset by net cost performance of $26 million achieved through manufacturing and purchasing improvement efforts and restructuring activities and commercial agreements.

Gross margin for Other was $3 million for the three months ended September 30, 2008, compared with a loss of $11 million in the same period of 2007. The effect of divestitures and plant closures and lower production volumes on the remaining business was more than offset by restructuring savings resulting from those actions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $138 million in the third quarter of 2008, compared with $131 million in the third quarter of 2007, representing an increase of $7 million. The increase in expense includes $15 million related to the non-recurrence of a 2007 bad debt recovery, $9 million associated with the non-recurrence of a 2007 benefit for share-based compensation, $6 million of implementation costs associated with the Company’s cost reduction initiatives and currency of $4 million. These items were partially offset by $27 million of efficiencies resulting from the Company’s continuing cost reduction efforts.

Restructuring Expenses and Reimbursement from Escrow Account

The Company recorded restructuring expenses of $42 million during the three months ended September 30, 2008 for an increase of $15 million when compared to the same period of 2007. The Company recorded reimbursement for such costs of $39 million and $27 million during the three months ended September 30, 2008 and 2007, respectively, pursuant to the terms of the Amended Escrow Agreement. The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three months ended September 30, 2008.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

June 30, 2008	$61	$2	$7	$26	$96
Expenses	8	8	—	26	42
Currency exchange	(6)	—	—	—	(6)
Utilization	(13)	(9)	(2)	(41)	(65)

September 30, 2008	$50	$1	$5	$11	$67

In September 2008, the Company commenced a program designed to fundamentally realign, consolidate and rationalize the Company’s administrative organization structure on a global basis through various voluntary and involuntary employee separation actions. Related employee severance and termination benefit costs of $10 million were recorded during the three months ended September 30, 2008 associated with approximately 200 salaried employees in the United States, for which severance and termination benefits were deemed probable and estimable. The Company expects to record additional costs related to this global program in future periods when elements of the plan are finalized and the timing of activities and the amount of related costs are not likely to change. Additionally, the Company recorded $8 million of employee severance and termination benefit costs associated with approximately 820 hourly and 60 salaried employees at a North American Climate facility. As of September 30, 2008, restructuring reserves related to these programs were approximately $7 million.

The Company also continued to execute actions under the previously announced multi-year improvement plan, incurring restructuring expenses of $24 million during the third quarter of 2008. Significant actions under the multi-year improvement plan, include the following:

•	$15 million of employee severance and termination benefit costs associated with approximately 130 employees to reduce the Company’s salaried workforce in higher cost countries.

•	$6 million of employee severance and termination benefit costs associated with approximately 40 employees at a European Interiors facility.

The Company currently estimates that the total cost associated with the multi-year improvement plan will be approximately $475 million. The Company has incurred $373 million in cumulative restructuring costs related to the multi-year improvement plan including $154 million, $125 million, $63 million and $31 million for the Other, Interiors, Climate and Electronics product groups, respectively. As of September 30, 2008, restructuring reserves related to the multi-year improvement plan are approximately $60 million.

Substantially all restructuring expenses recorded to date relate to employee severance and termination benefit costs. Utilization for the three months ended September 30, 2008 includes $39 million of payments for severance and other employee termination benefits, $18 million of special termination benefits reclassified to pension and other postretirement employee benefits, where such payments are made from the Company’s benefit plans and $8 million of payments for contract termination, equipment relocation and other costs.

Asset Impairments and Loss on Divestitures

The Company recorded asset impairments and loss on divestitures of $19 million during the three months ended September 30, 2008 for an increase of $5 million when compared to the same period of 2007. The amounts recorded during the three months ended September 30, 2008 are related to the Company’s ongoing restructuring activities.

During the third quarter of 2008, the Company recorded approximately $16 million of losses on the Swansea Divestiture related to working capital adjustments in connection with the July 7, 2008 transaction closing date. Additional losses on the Swansea Divestiture included $7 million of asset impairment charges recorded in the second quarter of 2008 in connection with the Company’s determination that long-lived assets subject to the Swansea Divestiture met the “held for sale” criteria of Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The Company also recorded asset impairments and loss on divestiture of $2 million during the third quarter of 2008 in connection with the Halewood Divestiture and $4 million during the second quarter of 2008 for long-lived assets related to the Other product group that met the “held for sale” criteria of SFAS 144.

Interest

Interest expense was $48 million for the quarterly period ended September 30, 2008, compared with $59 million for the same period of 2007. The decrease is primarily related to lower borrowing rates. Interest income decreased by $7 million during the three months ended September 30, 2008, primarily due to lower investment rates.

Income Taxes

The provision for income taxes of $31 million for the third quarter of 2008 represents an increase of $11 million when compared with $20 million in the same period of 2007. The increase in tax expense is primarily attributable to the non-recurrence of a $25 million tax benefit related to the Company’s ability to offset pre-tax losses against other categories of income despite the existence of deferred tax asset valuation allowances. This increase in tax expense was partially offset by a net reduction in unrecognized tax benefits year-over-year.

Nine Months Ended September 30, 2008 and 2007

	Net Sales			Gross Margin
	2008	2007	Change	2008	2007	Change
	(Dollars in Millions)

Climate	$2,407	$2,508	$(101)	$191	$145	$46
Electronics	2,725	2,696	29	217	175	42
Interiors	2,294	2,320	(26)	39	51	(12)
Other	445	971	(526)	19	15	4
Eliminations	(341)	(494)	153	—	—	—

Total products	7,530	8,001	(471)	466	386	80
Services	345	407	(62)	3	5	(2)

Total segments	7,875	8,408	(533)	469	391	78
Reconciling Items
Corporate	—	—	—	—	(20)	20

Total consolidated	$7,875	$8,408	$(533)	$469	$371	$98

Net Sales

Net sales decreased $533 million during the nine months ended September 30, 2008 when compared to the same period of 2007. The decrease was due to divestitures and plant closures of $806 million, vehicle production volume declines of $66 million and net customer price reductions, partially offset by favorable currency of $419 million. The impact of lower vehicle production volume is primarily due to lower Ford and Nissan vehicle production in North America partially offset by higher Hyundai/Kia volumes in Asia.

Net sales for Climate were $2.41 billion for the nine months ended September 30, 2008, compared with $2.51 billion for the same period of 2007, representing a decrease of $101 million. This decrease included $134 million related to the closure of the Company’s Connersville, Indiana facility and net customer price reductions. These decreases were partially offset by vehicle production volume and mix of $46 million, primarily related to higher Hyundai/Kia sales in Asia, and favorable currency of $41 million, primarily due to the strengthening of the Euro.

Net sales for Electronics were $2.72 billion for the nine months ended September 30, 2008, compared to $2.70 billion for the same period of 2007, representing an increase of $29 million. This increase included $245 million of favorable currency and $46 million of vehicle production volume and mix in Europe primarily related to higher volumes with Ford, Volkswagen and BMW. These increases were partially offset by lower North America sales volumes related to Ford, the impact of past customer sourcing actions and net customer price reductions.

Net sales for Interiors were $2.29 billion and $2.32 billion for the nine-month periods ended September 30, 2008 and 2007, respectively, for a decrease of $26 million. This decrease includes lower customer production volumes of $112 million primarily due to Nissan in North America and Nissan/Renault and PSA in Europe, $65 million related to the Halewood Divestiture and closure of the Company’s Chicago, Illinois facility and net customer price reductions. These decreases were partially offset by favorable currency of $131 million, and revenue associated with customer agreements at certain of the Company’s UK operations.

Net sales for Other were $445 million in the first nine months of 2008, compared with $971 million in the first nine months of 2007, representing a decrease of $526 million. The decrease was attributable to divestitures and plant closures of $518 million, including the Chassis divestiture, the Visteon Powertrain Control Systems India divestiture, and the NA Aftermarket divestiture.

Services revenues primarily relate to information technology, engineering, administrative and other business support services provided by the Company to ACH, under the terms of various agreements with ACH. Such services are generally provided at an amount that approximates cost. Total services revenues were $345 million for the nine months ended September 30, 2008, compared with $407 million for the same period of 2007. The decrease in services revenue represents lower ACH utilization of the Company’s services in connection with the terms of various agreements.

Gross Margin

The Company’s gross margin was $469 million for the nine months ended September 30, 2008, compared to $371 million for the same period of 2007, an increase of $98 million. The increase includes $176 million of net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities and commercial agreements, $70 million of favorable currency and $43 million related to OPEB and pension curtailments and settlements. These increases were partially offset by $87 million related to lower vehicle production volumes and unfavorable product mix, $93 million due to plant closures and divestitures and $8 million related to the non-recurrence of a 2007 benefit for share-based compensation.

Gross margin for Climate of $191 million for the nine months ended September 30, 2008 represents an increase of $46 million when compared to the same period of 2007. This increase includes $27 million related to net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities, $13 million related to real property asset sales, $13 million for the non-recurrence of 2007 accelerated depreciation and amortization and $13 million of favorable currency. These increases were partially offset by the non-recurrence of a 2007 curtailment gain of $14 million and lower sales volumes, primarily attributable to Ford North America.

Gross margin for Electronics was $217 million for the nine-month period ended September 30, 2008, compared with $175 million for the same period in 2007, representing an increase of $42 million. This increase includes $63 million related to net cost efficiencies achieved through manufacturing performance and purchasing improvement efforts, $36 million related to favorable currency and $7 million related to curtailment gains. These increases were partially offset by $49 million related to lower vehicle production volumes and the impact of past customer sourcing decisions and $15 million related to accelerated depreciation and amortization.

Gross margin for Interiors was $39 million for the nine months ended September 30, 2008, compared with $51 million for the same period of 2007, for a reduction of $12 million. The reduction includes $44 million related to lower vehicle production volumes, primarily in North America, and $12 million related to the non-recurrence of a 2007 building sale in the UK. These reductions were partially offset by $26 million related to net cost efficiencies and commercial agreements and by $17 million related to favorable currency.

Gross margin for Other was $19 million, or 4% of sales, for the nine months ended September 30, 2008, compared with $15 million for the same period of 2007, for an increase of $4 million. The effect of divestitures, plant closures and lower production volumes was more than offset by the restructuring savings resulting from those actions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $442 million in the first nine months of 2008, compared with $445 million in the first nine months of 2007, representing a decrease of $3 million or 1%. The decrease is primarily attributable to $63 million of cost efficiencies resulting from the Company’s ongoing restructuring activities and $3 million of lower securitization expenses. This decrease was partially offset by $20 million of implementation costs associated with the Company’s cost reduction activities, currency of $16 million, non-recurrence of an $11 million benefit in 2007 for share-based compensation and $15 million related to the non-recurrence of a 2007 customer bad debt recovery.

Restructuring Expenses and Reimbursement from Escrow Account

The Company recorded restructuring expenses of $117 million during the nine months ended September 30, 2008 for an increase of $28 million when compared to the same period of 2007. The Company recorded reimbursement for such costs of $81 million and $109 million during the nine months ended September 30, 2008 and 2007, respectively, pursuant to the terms of the Amended Escrow Agreement. The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the nine months ended September 30, 2008.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2007	$58	$23	$7	$24	$112
Expenses	36	13	1	67	117
Currency exchange	(2)	—	—	—	(2)
Utilization	(42)	(35)	(3)	(80)	(160)

September 30, 2008	$50	$1	$5	$11	$67

Restructuring expenses in addition to those incurred in the three months ended September 30, 2008 totaled $75 million and were entirely related to the previously announced multi-year improvement plan. Utilization for the nine months ended September 30, 2008 includes $111 million of payments for severance and other employee termination benefits, $36 million of special termination benefits reclassified to pension and other postretirement employee benefits, where such payments are made from the Company’s benefit plans and $13 million of payments for contract termination, equipment relocation and other costs.

Asset Impairments and Loss on Divestitures

During the first nine months of 2008, the Company recorded asset impairments and loss on divestitures of $70 million, including $40 million related to the NA Aftermarket divestiture, $23 million related to the Swansea divestiture, and $7 million related to the Halewood divestiture and other assets.

Interest

Interest expense was $160 million for the nine months ended September 30, 2008 as compared to $163 million for the same period of 2007. The decrease is due to lower borrowing rates partially offset by higher debt levels. Interest income decreased by $2 million to a total of $38 million for the nine months ended September 30, 2008, when compared to the same period in 2007. The decrease in interest income is due to lower investment rates partially offset by higher global cash balances in 2008.

Income Taxes

The provision for income taxes of $131 million for the nine-month period ended September 30, 2008 represents an increase of $66 million when compared with $65 million in the same period of 2007. The increase in tax expense is attributable to higher earnings in those countries where the Company is profitable resulting in an increase in income tax of $28 million. Additionally, the year to date income tax expense was affected by a $52 million lower income tax benefit corresponding to the Company’s ability to offset pre-tax losses against other categories of income despite the existence of deferred tax asset valuation allowances. These increases in tax expense were partially offset by a $9 million net reduction in unrecognized tax benefits.

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

The Company’s business is highly dependent upon the ability to access the credit and capital markets. Access to, and the costs of borrowing in, these markets depend in part on the Company’s credit ratings, which are currently below investment grade. Moody’s current corporate rating of the Company is B3 with a negative outlook, and the SGL rating is 3. The rating on the 2010 and 2014 senior unsecured debt is Caa2, and the rating on the new 2016 senior unsecured debt is Caa1. The current corporate rating of the Company by S&P is B- with a negative outlook on the rating. S&P’s senior unsecured debt rating is CCC+. Fitch’s current rating on the Company’s senior secured debt is B with a negative outlook. Any further downgrade in the Company’s credit ratings could reduce its access to capital, increase the costs of future borrowings and increase the possibility of more restrictive terms and conditions contained in any new or replacement financing arrangements or commercial agreements or payment terms with suppliers.

Global Credit Market Conditions

In the early part of 2008 as the United States economy began to soften, doubts were raised about the ability of borrowers to pay debts. As fuel and other commodity prices began to rise housing values began to fall, marginal loans were first to default, triggering the sub-prime lending crisis. Financial institutions responded by tightening their lending policies with respect to counterparties determined to have sub-prime mortgage risk. This tightening of institutional lending policies, caused the failure of major financial institutions late in the third quarter of 2008. Continued failures, losses, and write-downs at major financial institutions through October 2008 have intensified concerns about credit and liquidity risks and have resulted in a sharp reduction in overall market liquidity and broad governmental intervention. Continuation of such credit market constraints may increase the Company’s costs of borrowing and could restrict the Company’s access to future liquidity.

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

Cash and Equivalents

As of September 30, 2008 and December 31, 2007 the Company’s consolidated cash balances totaled $1.1 billion and $1.8 billion, respectively. Approximately 54% and 68% of these consolidated cash balances were located in the U.S. as of September 30, 2008 and December 31, 2007, respectively. As the Company’s operating profitability has become more concentrated with its foreign subsidiaries and joint ventures, the Company’s cash balances located outside the U.S. remain significant. The Company’s ability to efficiently access cash balances in certain foreign jurisdictions is subject to local regulatory and statutory requirements.

Amended Escrow Account

In connection with the ACH Transactions, Ford paid $400 million into an escrow account for use by the Company to restructure its businesses subject to the terms and conditions of the Escrow Agreement, dated October 1, 2005, among the Company, Ford and Deutsche Bank Trust Company Americas. The Escrow Agreement provides that the Company will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs, as defined in the Escrow Agreement, and up to one half of the next $300 million of such costs. On August 14, 2008 the Company and Ford amended the Escrow Agreement to provide that Ford would deposit an additional $50 million into the escrow account which would be immediately available to reimburse the Company for its restructuring and other qualified costs on a 100% basis. Subsequent to utilization of the additional $50 million the Company will continue to utilize the remainder of the funds on a 50% reimbursement basis until such time the investment earnings on those funds become available. The additional $50 million was funded into the escrow account by Ford in August 2008.

Cash in the escrow account is invested, at the direction of the Company, in high quality, short-term investments and related investment earnings are credited to the account as earned. Investment earnings of $28 million became available to reimburse the Company’s restructuring costs following the use of the first $250 million of available funds. As of September 30, 2008, the Company had received cumulative reimbursements from the escrow account of $367 million and $117 million was available for reimbursement pursuant to the terms of the Amended Escrow Agreement.

Amended Reimbursement Agreement

Pursuant to the ACH Transactions, the Company and Ford entered into the Reimbursement Agreement whereby Ford would reimburse the Company for the first $50 million of separation costs incurred for the Company’s salaried employees who are leased to ACH and whose services are no longer required by ACH or a subsequent buyer. Ford would then reimburse up to one half of the next $200 million of such costs. Any unused portion of the $150 million as of December 31, 2009 was to be deposited into the escrow account governed by the Escrow Agreement.

On August 14, 2008, the Reimbursement Agreement was amended and restated to, among other things, require Ford to reimburse the Company in full for certain severance expenses and other qualifying termination benefits, as defined in such agreement, relating to the termination of salaried employees who were leased to ACH. Previously, the amount required to be reimbursed by Ford was capped at $150 million, of which the first $50 million was to be funded in total by Ford and the remaining $100 million was to be matched by the Company. Any unused portion of the $150 million as of December 31, 2009 was to be deposited into the escrow account governed by the Escrow Agreement. The Reimbursement Agreement was amended to eliminate the $150 million cap as well as the Company’s obligation to match any costs during the term of the agreement. Further, Ford’s obligation to deposit remaining funds into the escrow account was eliminated.

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

Availability of funding under the European Securitization depends primarily upon the amount of trade account receivables, reduced by outstanding borrowings under the program and other characteristics of those receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of September 30, 2008, approximately $114 million of the Company’s transferred receivables were considered eligible for borrowing under this facility, $93 million was outstanding and $21 million was available for funding.

Revolving Credit Agreement

The Company’s revolving credit agreement allows for available borrowings of up to $350 million. Availability at any time is dependent upon various factors, including outstanding letters of credit, as well as, the amount of eligible receivables, inventory and property and equipment available at security. Borrowings under the revolving credit agreement bear interest based on a variable rate interest option selected at the time of borrowing. The revolving credit agreement expires on August 14, 2011. As of September 30, 2008, there were no outstanding borrowings under the revolving credit agreement. The total facility availability for the Company was $225 million, with $170 million of available borrowings under the facility after a reduction for $55 million of obligations under letters of credit.

Other Debt

As of September 30, 2008, the Company had availability on various other credit facilities of approximately $262 million. Certain of these balances are related to a number of the Company’s non-U.S. operations, a portion of which are payable in non-U.S. currencies including, but not limited to, the Euro, Korean Won and Brazilian Real.

Cash Flows

Operating Activities

Cash used by operating activities during the nine months ended September 30, 2008 totaled $153 million, compared with $38 million for the same period in 2007. The increase in usage is attributable to higher net restructuring cash outflow, lower dividends from non-consolidated affiliates, an increase in recoverable tax assets, higher trade working capital outflow excluding change in receivables sold and higher interest payments. The increase in usage was partially offset by non-recurrence of a $67 million reduction in receivables sold in 2007 and lower net loss, as adjusted for certain non-cash items.

Investing Activities

Cash used by investing activities was $160 million during the nine months ended September 30, 2008, compared with $79 million for the same period in 2007. The increase in cash usage primarily resulted from lower proceeds from divestiture and asset sales. The proceeds from divestiture and asset sales for the nine months ended September 30, 2008, which included proceeds from the NA Aftermarket Divestiture, totaled $65 million compared to $159 million for the nine months ended September 30, 2007, which included proceeds from the Chassis divestiture. Capital expenditures, excluding capital leases, were $230 million in the nine months ended September 30, 2008 compared with $232 million in the same period of 2007.

Financing Activities

Cash used by financing activities totaled $268 million in the nine months ended September 30, 2008, compared with $452 million provided from financing activities in the same period of 2007. Cash used by financing activities in the nine months ended September 30, 2008 primarily resulted from the purchase of $344 million in aggregate principal amount of the Company’s 8.25% notes and issuance of $206.4 million in aggregate principal amount of New Notes, reductions in affiliate debt, a decrease in book overdrafts and dividends to minority shareholders. Cash provided from financing activities in the nine months ended September 30, 2007 reflects the proceeds from the Company’s $500 million addition to its seven-year term loan, partially offset by reductions in affiliate debt, dividends to minority shareholders and a decrease in book overdrafts.

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

Holders of the New Notes have the right to require the Company to redeem their New Notes in whole or in part on December 31, 2013 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest. The Company may redeem the New Notes prior to December 31, 2013 in whole at any time or in part from time to time, at its option, at a redemption price equal to the greater of (1) 100% of the principal amount to be redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest on the New Notes to be redeemed discounted to the date of redemption on a semi-annual basis at the applicable Treasury Rate plus 50 basis points plus accrued and unpaid interest, including, if applicable, liquidated damages, on the principal amount being redeemed to the redemption date. Thereafter, the Company may redeem the New Notes in whole at any time or in part from time to time, at its option, at specified redemption prices plus accrued and unpaid interest. In addition, upon the occurrence of certain change of control events, holders of the New Notes have the right to require the Company to purchase some or all of the New Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. The Company is required to pay additional interest on the New Notes if, at any time during the period beginning six months and ending one year after June 18, 2008, adequate current public information with respect to the Company is unavailable.

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

At September 30, 2008, the Company was in compliance with applicable covenants and restrictions, as amended, although there can be no assurance that the Company will remain in compliance with such covenants in the future. If the Company was to violate a covenant and not obtain a waiver, the credit agreements could be terminated and amounts outstanding would be accelerated. The Company can provide no assurance that, in such event, that it would have access to sufficient liquidity resources to repay such amounts.

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

Asset Securitization

Transfers under the European Securitization, for which the Company receives consideration other than a beneficial interest, are accounted for as “true sales” under the provisions of SFAS 140 and are removed from the balance sheet. Transfers under the European Securitization, for which the Company receives a beneficial interest are not removed from the balance sheet and total $237 million and $434 million as of September 30, 2008 and December 31, 2007, respectively. Such amounts are recorded at fair value and are subordinated to the interests of third-party lenders. Securities representing the Company’s retained interests are accounted for as trading securities under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Availability of funding under the European Securitization depends primarily upon the amount of trade receivables reduced by outstanding borrowings under the program and other characteristics of those trade receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of September 30, 2008, approximately $114 million of the Company’s transferred trade receivables were considered eligible for borrowing under this facility, $93 million was outstanding and $21 million was available for funding. The Company recorded losses of $5 million and $6 million for the nine-month periods ended September 30, 2008 and 2007, respectively, related to trade receivables sold under the European Securitization.

The table below provides a reconciliation of changes in interests in account receivables transferred for the period.

	September 30
	2008	2007
	(Dollars in Millions)

Beginning balance	$434	$482
Receivables transferred	2,028	2,495
Proceeds from new securitizations	—	(41)
Proceeds from collections reinvested in securitization	(425)	(381)
Cash flows received on interest retained	(1,778)	(2,132)
Currency exchange	(22)	40

Ending balance	$237	$463

In October 2008, the Company amended and restated agreements related to the European Securitization to, among other things; include Visteon Electronics Corporation as a seller under the facility and remove Visteon UK Limited as the master service provider. In connection with these amendments, the Company regained control of previously transferred trade receivables and the Transferor will be consolidated in accordance with the requirements of FASB Interpretation 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51”. Accordingly, upon consolidation, Visteon will account for transferred accounts receivable as secured borrowings and will recognize the related receivables and the obligations to third-party lenders on its consolidated balance sheet.

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

Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The various levels of the SFAS 157 fair value hierarchy are described as follows:

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

The fair values of derivative instruments are determined under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying, and counterparty non-performance risk. Substantially all of which are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, therefore are categorized as Level 2 assets or liabilities in the fair value hierarchy established by SFAS 157. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives and net interest rate swaps as of September 30, 2008.

The fair value of retained interests in accounts receivable transferred is based on an income approach that requires inputs that are both unobservable and significant to the overall fair value measurement, therefore are categorized as Level 3 assets under the fair value hierarchy established by SFAS 157. These inputs reflect the assumptions a market participant would use in pricing the asset or liability and include consideration of time value and counterparty non-performance risk. The hypothetical gain or loss from a 100 basis point change in these assumptions would be approximately $3 million.

New Accounting Standards

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3 (“FSP FAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective upon issuance and was adopted by the Company for the reporting period ending September 30, 2008 without material impact on its consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4 (“FSP FAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees, an amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP requires disclosure of information about credit derivatives by sellers of credit derivatives and disclosure of the current status of the payment/performance risk of a guarantee. This FSP is effective for financial statements issued for reporting periods ending after November 15, 2008.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement requires disclosure of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and becomes effective for the Company on a prospective basis on January 1, 2009.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This statement, which became effective January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company adopted the requirements of SFAS 157 as of January 1, 2008 without a material impact on its consolidated financial statements, as more fully disclosed in Note 17, “Fair Value Measurements.” In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2), “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2.

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

The reader should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:

•	Visteon’s ability to satisfy its future capital and liquidity requirements; Visteon’s ability to access the credit and capital markets at the times and in the amounts needed and on terms acceptable to Visteon, which is influenced by Visteon’s credit ratings (which have declined in the past and could decline further in the future), as well as, general economic and market conditions; Visteon’s ability to comply with covenants applicable to it; and the continuation of acceptable supplier payment terms.

•	Visteon’s ability to satisfy its pension and other postemployment benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost effective basis.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers, particularly its largest customer, Ford.

•	Changes in vehicle production volume of Visteon’s customers in the markets where we operate, and in particular changes in Ford’s North American and European vehicle production volumes and platform mix.

•	Visteon’s ability to profitably win new business from customers other than Ford and to maintain current business with, and win future business from, Ford, and Visteon’s ability to realize expected sales and profits from new business.

•	The availability of Visteon’s federal net operating loss carryforward and other federal income tax attributes may be eliminated or significantly limited if a change of ownership of Visteon, within the meaning of Section 382 of the Internal Revenue Code, were to occur.

•	Increases in commodity costs or disruptions in the supply of commodities, including steel, resins, aluminum, copper, fuel and natural gas.

•	Visteon’s ability to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, improve its operating performance; to achieve the benefits of its restructuring actions; and to recover engineering and tooling costs.

•	Visteon’s ability to compete favorably with automotive parts suppliers with lower cost structures and greater ability to rationalize operations; and to exit non-performing businesses on satisfactory terms, particularly due to limited flexibility under existing labor agreements.

•	Restrictions in labor contracts with unions that restrict Visteon’s ability to close plants, divest unprofitable, noncompetitive businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.

•	The costs and timing of facility closures or dispositions, business or product realignments, or similar restructuring actions, including potential impairment or other charges related to the implementation of these actions or other adverse industry conditions and contingent liabilities.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Legal and administrative proceedings, investigations and claims, including shareholder class actions, SEC inquiries, product liability, warranty, employee-related, environmental and safety claims, and any recalls of products manufactured or sold by Visteon.

•	Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system, or fuel prices and supply.

•	The cyclical and seasonal nature of the automotive industry.

•	Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.

•	Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.

•	Visteon’s ability to provide various employee and transition services to Automotive Components Holdings, LLC in accordance with the terms of existing agreements between the parties, as well as Visteon’s ability to recover the costs of such services.

•	Visteon’s ability to quickly and adequately remediate control deficiencies in its internal control over financial reporting.

•	Other factors, risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.

Other Financial Information

PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed a limited review of the financial data presented on page 3 through 32 inclusive. The review was performed in accordance with standards for such reviews established by the Public Company Accounting Oversight Board (United States). The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. Their review report included herein is not a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

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

Foreign Currency Risk

The Company’s net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. The Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts and, to a lesser extent, option contracts are utilized to protect the Company’s cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary foreign exchange operating exposures include the Euro, Korean Won, Czech Koruna and Mexican Peso. For transactions in these currencies, the Company utilizes a strategy of partial coverage. As of September 30, 2008, the Company’s coverage for projected transactions in these currencies was approximately 73%. As of September 30, 2008 and December 31, 2007, the net fair value of foreign currency forward and option contracts was an asset of $3 million and a liability of $1 million, respectively.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $39 million and $30 million as of September 30, 2008 and December 31, 2007, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company’s financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

The Company is subject to interest rate risk principally in relation to fixed-rate and variable-rate debt. The Company uses derivative financial instruments to manage exposure to fluctuations in interest rates in connection with its risk management policies. The Company has entered into interest rate swaps for a portion of the 8.25% notes due August 1, 2010 ($125 million) and a portion of the 7.00% notes due March 10, 2014 ($225 million). These interest rate swaps effectively convert the designated portions of these notes from fixed interest rate to variable interest rate instruments. Additionally, the Company has entered into interest rate swaps for a portion of the $1 billion term loan due 2013 ($200 million), effectively converting the designated portion of this loan from a variable interest rate to a fixed interest rate instrument. Approximately 33% and 37% of the Company’s borrowings were effectively on a fixed rate basis as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, the net fair value of interest rate swaps were liabilities of $2 million and $9 million, respectively.

The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $3 million as of September 30, 2008 and $4 million as of December 31, 2007. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $9 million as of September 30, 2008 and December 31, 2007. This analysis may overstate the adverse impact on net interest expense because of the short-term nature of the Company’s interest bearing investments.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2008 that have materially affected the Company’s internal controls over financial reporting. During the third quarter of 2008, the Company continued the implementation of a new enterprise resource planning system at two operating locations in North America. The planned information system upgrade is expected to be completed in 2010.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the information above under Note 18, “Commitments and Contingencies,” to the consolidated financial statements which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Visteon’s common stock is currently listed on the New York Stock Exchange (the “NYSE”). In the future, the Company may not be able to meet the continued listing requirements of the NYSE. The continued listing requirements on the NYSE require, among other things: (i) that the average closing price of common stock be not less than $1.00 for 30 consecutive trading days and (ii) that market capitalization be not less than $75 million if at the same time shareholder equity is less than $75 million for 30 consecutive trading days. On October 21, 2008, the Company’s market capitalization was $120 million and as of September 30, 2008 shareholder equity was a deficit of $530 million. Also, starting on October 21, 2008, the closing price of the Company’s stock has been below $1.00. If Visteon is unable to satisfy the NYSE criteria for continued listing, the Company’s common stock would be subject to delisting. A delisting of common stock could negatively impact the Company by reducing the liquidity and market price of common stock and reducing the number of investors willing to hold or acquire common stock, which could negatively impact the Company’s ability to raise additional funds through equity financing.

For additional information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Current Report on Form 8-K dated May 19, 2008. See also, “Cautionary Statements Regarding Forward-Looking Information” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 5.	OTHER INFORMATION

During September 2008, the Company commenced a voluntary separation incentive program to realign the Company’s administrative organization structure. Following the close of that voluntary program on September 26, 2008, the Company commenced an involuntary salaried workforce reduction program. During the three months ended September 30, 2008, the Company recorded employee severance and termination benefit costs of $10 million associated with approximately 200 salaried employees in the United States, for which severance and termination benefits were deemed probable and estimable.

On October 24, 2008 and in response to worsening market conditions, management of the Company committed to significantly expand its involuntary salaried workforce reduction program. Under the expanded involuntary salaried workforce reduction program, the Company expects to reduce its global salaried workforce by more than 400 employees through the end of the first quarter of 2009. The Company expects to incur approximately $35 million in employee termination costs as a result of this workforce reduction.

All of these termination costs will result in future cash expenditures and will be subject to reimbursement from the escrow account in accordance with terms of the Amended Escrow Agreement. Additionally, the Company expects to record a net curtailment gain during the fourth quarter of 2008, related to the reduction in future service of employees affected by the voluntary and involuntary programs in related pension and OPEB benefit plans.

Effective as of October 30, 2008, the Company amended and restated certain agreements related to the European Securitization. The information set forth under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements — Asset Securitization” is incorporated herein by reference.

ITEM 6.	EXHIBITS

See Exhibit Index on Page 60.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ MICHAEL J. WIDGREN
Michael J. Widgren
Vice President, Corporate Controller and
Chief Accounting Officer

Date: October 30, 2008

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Visteon dated May 22, 2007.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of Visteon dated May 22, 2007.
4.1	Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.2	Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of Visteon dated March 3, 2004 (filed as of March 19, 2004).
4.3	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
4.4	Warrant to purchase 25 million shares of common stock of Visteon, dated as of May 17, 2007, is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated May 18, 2007.
4.5	Form of Stockholder Agreement, dated as of October 1, 2005, between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
4.6	Letter Agreement, dated as of May 17, 2007, among Visteon, LB I Group, Inc. and Ford Motor Company is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated May 18, 2007.
4.7	Term sheet dated July 31, 2000 establishing the terms of Visteon’s 8.25% Notes due August 1, 2010 and 7.00% Notes due March 10, 2014 is incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.
4.8	Second Supplemental Indenture, dated as of June 18, 2008, between Visteon, the guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee, (including a form of Note) is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated June 24, 2008.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.3	Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.3.1	Amendment Number Two, effective as of October 1, 2005, to Amended and Restated Employee Transition Agreement, dated as of April 1, 2000 and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.4	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.5	Visteon Corporation 2004 Incentive Plan, as amended through October 3, 2008.*
10.5.1	Form of Terms and Conditions of Nonqualified Stock Options is incorporated herein by reference to Exhibit 10.5.2 to the Quarterly Report on Form 10-Q of Visteon dated November 8, 2007.*
10.5.2	Form of Terms and Conditions of Restricted Stock Grants is incorporated herein by reference to Exhibit 10.5.2 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*

Exhibit
Number	Exhibit Name

10.5.3	Form of Terms and Conditions of Restricted Stock Units (cash settled only) is incorporated herein by reference to Exhibit 10.5.3 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10.5.4	Form of Terms and Conditions of Stock Appreciation Rights (cash settled only) is incorporated herein by reference to Exhibit 10.5.4 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10.5.5	Form of Terms and Conditions of Stock Appreciation Rights (stock or cash settled) is incorporated herein by reference to Exhibit 10.5.6 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.*
10.5.6	Form of Terms and Conditions of Restricted Stock Units (stock or cash settled) is incorporated herein by reference to Exhibit 10.5.7 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.*
10.6	Form of Amended and Restated Three Year Executive Officer Change in Control Agreement.*
10.6.1	Schedule identifying substantially identical agreements to Amended and Restated Three Year Executive Officer Change in Control Agreement constituting Exhibit 10.6 hereto entered into by Visteon with Messrs. Johnston, Stebbins, Donofrio, and Quigley and Ms. Stephenson is incorporated herein by reference to Exhibit 10.6.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2007.*
10.7	Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended effective Jun 12, 2008, is incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008.*
10.8	Visteon Corporation Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.*
10.8.1	Amendments to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.8.2	Amendment to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of May 10, 2006, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated May 12, 2006.*
10.9	Visteon Corporation Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.*
10.9.1	Amendments to the Visteon Corporation Deferred Compensation Plan, effective as of December 23, 2005 is incorporated herein by reference to Exhibit 10.16.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.10	Employment Agreement dated as of December 7, 2004 between Visteon and William G. Quigley III is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.11	Visteon Corporation Pension Parity Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.11.1	Amendments to the Visteon Corporation Pension Parity Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.12	Visteon Corporation Supplemental Executive Retirement Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.12.1	Amendments to the Visteon Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.19.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.12.2	Amendments to the Visteon Corporation Supplemental Executive Retirement Plan, effective as of June 30, 2006, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated June 19, 2006.*

Exhibit
Number	Exhibit Name

10.13	Amended and Restated Employment Agreement, effective as of March 1, 2007, between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.*
10.13.1	Amendment to the Amended and Restated Employment Agreement, effective as of March 1, 2007, between Visteon and Michael F. Johnston, is incorporated herein by reference to Exhibit 10.13.1 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008.*
10.14	Visteon Corporation Executive Separation Allowance Plan, as amended through February 9, 2005, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.14.1	Amendments to the Visteon Corporation Executive Separation Allowance Plan, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.15	Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain directors and executive officers under the plans constituting Exhibits 10.6, 10.6.1, 10.7, 10.7.1, 10.9, 10.9.1, 10.11, 10.11.1, 10.12, 10.12.1, 10.12.2, 10.14 and 10.14.1 hereto is incorporated herein by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.*
10.16	Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.16.1	First Amendment to Credit Agreement and Consent, dated as of November 27, 2006, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated December 1, 2006.
10.16.2	Second Amendment to Credit Agreement and Consent, dated as of April 10, 2007, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated April 16, 2007.
10.16.3	Third Amendment to Credit Agreement, dated as of March 12, 2008, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.16.3 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.
10.17	Amended and Restated Credit Agreement, dated as of April 10, 2007, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse Securities (USA) LLC and Sumitomo Mitsui Banking Corporation, as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated April 16, 2007.

Exhibit
Number	Exhibit Name

10.18	Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2003.
10.19	Letter Agreement, effective as of May 23, 2005, between Visteon and Mr. Donald J. Stebbins is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 23, 2005.*
10.20	Visteon Corporation Non-Employee Director Stock Unit Plan, as amended effective June 12, 2008, is incorporated herein by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008.*
10.21	Settlement Agreement, dated as of July 27, 2007 between Visteon Systemes Interieurs, Visteon and Joel Coque (unofficial translation) is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2007.*
10.22	Visteon Executive Severance Plan is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated February 15, 2005.*
10.23	Form of Executive Retiree Health Care Agreement is incorporated herein by reference to Exhibit 10.28 to the Current Report on Form 8-K of Visteon dated December 9, 2004.*
10.23.1	Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.23 hereto entered into by Visteon with Messrs. Johnston and Stebbins and Ms. D. Stephenson is incorporated herein by reference to Exhibit 10.25.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2007.*
10.24	Contribution Agreement, dated as of September 12, 2005, between Visteon and VHF Holdings, Inc. is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.25	Visteon “A” Transaction Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.26	Visteon “B” Purchase Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.27	Escrow Agreement, dated as of October 1, 2005, among Visteon, Ford and Deutsche Bank Trust Company Americas, as escrow agent, is incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.27.1	Amendment, dated as of August 14, 2008, to the Escrow Agreement, dated as of October 1, 2005, among Ford, Visteon and Deutsche Bank Trust Company Americas is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated August 20, 2008.
10.28	Amended and Restated Reimbursement Agreement, dated as of August 14, 2008, between Visteon and Ford is incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.29	Master Services Agreement, dated as of September 30, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated August 20, 2008.
10.29.1	Third Amendment, dated as of August 14, 2008, to the Master Services Agreement, dated as of September 30, 2005, as amended, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated August 20, 2008.
10.30	Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.31	Visteon Hourly Employee Conversion Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of Visteon dated October 6, 2005.

Exhibit
Number	Exhibit Name

10.32	Visteon Salaried Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.32.1	Amendment to Salaried Employee Lease Agreement and Payment Acceleration Agreement, dated as of March 30, 2006, among Visteon, Ford Motor Company and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.46.1 to the Quarterly Report on Form 10-Q of Visteon dated May 10, 2006.
10.32.2	Amendment, dated as of August 14, 2008, to the Visteon Salaried Employee Lease Agreement, dated as of October 1, 2005, as amended, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated August 20, 2008.
10.33	Visteon Salaried Employee Lease Agreement (Rawsonville/Sterling), dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.34	Visteon Salaried Employee Transition Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.34.1	Amendment Number One to Visteon Salaried Employee Transition Agreement, effective as of March 1, 2006, between Visteon and Ford is incorporated herein by reference to Exhibit 10.36.1 to the Quarterly Report on Form 10-Q of Visteon dated August 8, 2006.
10.35	Purchase and Supply Agreement, dated as of September 30, 2005, between Visteon (as seller) and Automotive Components Holdings, LLC (as buyer) is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.36	Purchase and Supply Agreement, dated as of September 30, 2005, between Automotive Components Holdings, LLC (as seller) and Visteon (as buyer) is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.37	Purchase and Supply Agreement, dated as of October 1, 2005, between Visteon (as seller) and Ford (as buyer) is incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.38	Intellectual Property Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.38.1	Amendment to Intellectual Property Contribution Agreement, dated as of December 11, 2006, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC, is incorporated herein by reference to Exhibit 10.40.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.
10.38.2	Fourth Amendment, dated as of August 14, 2008, to the Intellectual Property Contribution Agreement, dated as of October 1, 2005, as amended, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, LLC and Automotive Components Holdings, Inc. is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated August 20, 2008.
10.39	Software License and Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc. and Automotive Components Holdings, Inc. is incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.40	Intellectual Property License Agreement, dated as of October 1, 2005, among Visteon, Visteon Global Technologies, Inc. and Ford is incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K of Visteon dated October 6, 2005.

Exhibit
Number	Exhibit Name

10.41	Master Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.42	Master Receivables Purchase & Servicing Agreement, dated as of August 14, 2006, by and among Visteon UK Limited, Visteon Deutschland GmbH, Visteon Sistemas Interiores Espana S.L., Cadiz Electronica SA, Visteon Portuguesa Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International Plc, Citicorp USA, Inc., and Visteon is incorporated herein by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.43	Variable Funding Agreement, dated as of August 14, 2006, by and among Visteon UK Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank International PLC, and certain financial institutions listed therein, is incorporated herein by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.44	Subordinated VLN Facility Agreement, dated as of August 14, 2006, by and among Visteon Netherlands Finance B.V., Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., and Citibank International PLC is incorporated herein by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.45	Master Definitions and Framework Deed, dated as of August 14, 2006, by and among Visteon, Visteon Netherlands Finance B.V., Visteon UK Limited, Visteon Deutschland GmbH, Visteon Systemes Interieurs SAS, Visteon Ardennes Industries SAS, Visteon Sistemas Interiores Espana S.L., Cadiz Electronica SA, Visteon Portuguesa Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International PLC, Citicorp USA, Inc., Wilmington Trust SP Services (Dublin) Limited, and certain financial institutions and other entities listed therein, is incorporated herein by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.46	Share Purchase Agreement, dated as of July 7, 2008, among Visteon UK Limited, Linamar UK Holdings Inc. and Visteon Swansea Limited is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated July 11, 2008.
12.1	Statement re: Computation of Ratios.
14.1	Visteon Corporation — Ethics and Integrity Policy (code of business conduct and ethics) is incorporated herein by reference to Exhibit 14.1 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008.
15.1	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated October 30, 2008 relating to Unaudited Interim Financial Information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated October 30, 2008.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated October 30, 2008.
32.1	Section 1350 Certification of Chief Executive Officer dated October 30, 2008.
32.2	Section 1350 Certification of Chief Financial Officer dated October 30, 2008.

†	Portions of these exhibits have been redacted pursuant to confidential treatment requests filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.