Form 10-K
period 2008-12-31
VISTEON CORP
filed 2009-03-31
CIK 1111335

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008, or

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

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)

Common Stock, par value $1.00 per share

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

Large accelerated filer	Accelerated filer ✓	Non-accelerated filer	Smaller reporting company
                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No   ✓

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008 (the last business day of the most recently completed second fiscal quarter) was approximately $342 million.

As of March 26, 2009, the registrant had outstanding 130,482,861 shares of common stock.

Document Incorporated by Reference*

Document	Where Incorporated

2009 Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

* As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

INDEX

Part I
Item 1. — Business	1
Item 1A. — Risk Factors	14
Item 1B. — Unresolved Staff Comments	21
Item 2. — Properties	22
Item 3. — Legal Proceedings	23
Item 4. — Submission of Matters to a Vote of Security Holders	24
Item 4A. — Executive Officers of Visteon	24
Part II
Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6. — Selected Financial Data	28
Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A. — Quantitative and Qualitative Disclosures About Market Risk	57
Item 8. — Financial Statements and Supplementary Data	60
Item 9. — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	132
Item 9A. — Controls and Procedures	132
Item 9B. — Other Information	132
Part III
Item 10. — Directors, Executive Officers and Corporate Governance	136
Item 11. — Executive Compensation	136
Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	136
Item 13. — Certain Relationships and Related Transactions, and Director Independence	137
Item 14. — Principal Accounting Fees and Services	137
Part IV
Item 15. — Exhibits, Financial Statement Schedules	137
Exhibit Index	145
Signatures	152
EX-4.1
EX-4.2
EX-10.3
EX-10.5
EX-10.7.1
EX-10.8
EX-10.9
EX-10.11
EX-10.12
EX-10.14
EX-10.18
EX-10.20.1
EX-10.21
EX-10.22
EX-10.30.1
EX-10.30.2
EX-10.34.2
EX-10.42
EX-10.44
EX-10.45
EX-10.47
EX-10.48
EX-10.49
EX-10.50
EX-12.1
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

ITEM 1.	BUSINESS

The Company’s Business

Visteon Corporation (“Visteon” or the “Company”) is a leading global supplier of automotive systems, modules and components to global vehicle manufacturers (“OEMs”) and the automotive aftermarket. The Company is headquartered in Van Buren Township, Michigan, has a workforce of approximately 33,500 employees and has a network of manufacturing sites, technical centers, sales offices and joint ventures located in every major geographic region of the world. The Company was incorporated in Delaware in January 2000 as a wholly-owned subsidiary of Ford Motor Company (“Ford” or “Ford Motor Company”). Subsequently, Ford transferred the assets and liabilities comprising its automotive components and systems business to Visteon. The Company separated from Ford on June 28, 2000 when all of the Company’s common stock was distributed by Ford to its shareholders.

In September 2005, the Company transferred 23 of its North American facilities and certain other related assets and liabilities (the “Business”) to Automotive Components Holdings, LLC (“ACH”), an indirect, wholly-owned subsidiary of the Company. On October 1, 2005, the Company sold ACH to Ford for cash proceeds of approximately $300 million, as well as the forgiveness of certain other postretirement employee benefit liabilities and other obligations relating to hourly employees associated with the Business and the assumption of certain other liabilities (together, the “ACH Transactions”). The transferred facilities included all of the Company’s plants that leased hourly workers covered by Ford’s Master Agreement with the United Auto Workers Union (“UAW”). The Business accounted for approximately $6.1 billion of the Company’s total product sales for 2005, the majority being products sold to Ford.

In January 2006, the Company announced a multi-year improvement plan that involved the restructuring of certain underperforming and non-strategic plants and businesses to improve operating and financial performance and to reduce costs. The multi-year improvement plan, which was initially expected to affect up to 23 facilities, was completed during 2008 and addressed a total of 30 facilities and businesses, including 7 divestitures and 14 closures. These activities resulted in sales declines of $1 billion and $675 million during the years ended December 31, 2008, and 2007, respectively.

During 2008, weakened economic conditions, largely attributable to the global credit crisis, and erosion of consumer confidence, negatively impacted the automotive sector on a global basis. Significant factors including the deterioration of housing values, rising fuel prices, equity market volatility, and rising unemployment levels resulted in consumers delaying purchases of durable goods, particularly highly deliberated purchases such as automobiles. Additionally, the absence of available credit hindered vehicle affordability, forcing willing consumers out of the market globally. Together these factors combined to drive a decline in demand for automobiles across substantially all geographies.

The deterioration of market conditions in 2008 was compounded by the rapid pace at which it occurred, as evidenced by double digit year-over-year declines in fourth quarter 2008 automotive sector sales in North America, Europe, China, Korea and South America. Despite actions taken by the Company to reduce its operating costs in 2008, the rate of such reductions did not keep pace with that of the rapidly deteriorating market conditions and related decline in OEM production volumes, which resulted in significant operating losses and cash flow usage by the Company, particularly in the fourth quarter of 2008.

ITEM 1.	BUSINESS — (Continued)

Additionally, current credit and capital market conditions combined with the Company’s credit ratings and recent history of operating losses and negative cash flows as well as projected industry conditions are likely to restrict the Company’s ability to access capital markets in the near – term and any such access would likely be at an increased cost and under more restrictive terms and conditions. Further, such constraints may also affect the Company’s commercial agreements and payment terms. Absent access to additional liquidity from credit markets, which remain severely constrained, or other sources of external financial support, including accommodations from key customers, the Company expects to be at or near minimum levels of cash necessary to operate the business during 2009. Accordingly, the Company believes that substantial doubt exists as to its ability to meet its obligations as they come due through the normal course of business during 2009.

Pursuant to affirmative covenants contained in the agreements associated with the Company’s senior secured facilities and European Securitization (the “Facilities”), the Company is required to provide audited annual financial statements within a prescribed period of time after the end of each fiscal year without a “going concern” audit report or like qualification or exception. On March 31, 2009, the Company’s independent registered public accounting firm included an explanatory paragraph in its audit report on the Company’s 2008 consolidated financial statements indicating substantial doubt about the Company’s ability to continue as a going concern. The receipt of such an explanatory statement constitutes a default under the Facilities. On March 31, 2009, the Company entered into amendments and waivers (the “Waivers”) with the lenders under the Facilities, which provide for waivers of such defaults for limited periods of time, as more fully described in Item 9B “Other Information” of this Annual Report on Form 10-K.

The Company is exploring various strategic and financing alternatives and has retained legal and financial advisors to assist in this regard. The Company has commenced discussions with lenders under the Facilities, including an ad hoc committee of lenders under its senior secured term loan (the “Ad Hoc Committee”), regarding the restructuring of the Company’s capital structure. Additionally, the Company has commenced discussions with certain of its major customers to address its liquidity and capital requirements. Any such restructuring may affect the terms of the Facilities, other debt and common stock and may be affected through negotiated modifications to the related agreements or through other forms of restructurings, including under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. There can be no assurance that an agreement regarding any such restructuring will be obtained on acceptable terms with the necessary parties or at all. If an acceptable agreement is not obtained, an event of default under the Facilities would occur as of the expiration of the Waivers, excluding any extensions thereof, and the lenders would have the right to accelerate the obligations thereunder. Acceleration of the Company’s obligations under the Facilities would constitute an event of default under the senior unsecured notes and would likely result in the acceleration of these obligations as well. In any such event, the Company may be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

The aforementioned resulted in the current classification of substantially all of the Company’s long-term debt as current liabilities in the Company’s consolidated balance sheet as of December 31, 2008.

On March 31, 2009, Visteon UK Limited, a company organized under the laws of England and Wales and an indirect, wholly-owned subsidiary of the Company (the “UK Debtor”), filed for administration (the “UK Administration”) under the United Kingdom Insolvency Act of 1986 with the High Court of Justice, Chancery division in London, England. The UK Administration does not include the Company or any of the Company’s other subsidiaries. The UK Administration was initiated in response to continuing operating losses of the UK Debtor and mounting labor costs and their related demand on the Company’s cash flows. Under the UK Administration, the UK Debtor will likely be run down. The UK Debtor has operations in Enfield, UK, Basildon, UK, and Belfast, UK and recorded sales of $250 million for the year ended December 31, 2008. The UK Debtor had total assets of $153 million as of December 31, 2008.

ITEM 1.	BUSINESS — (Continued)

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

In general, the automotive sector is capital and labor intensive, operates under highly competitive conditions, experiences slow growth and is cyclical in nature. Accordingly, the financial performance of the industry is highly sensitive to changes in overall economic conditions. Significant trends in the automotive industry include:

•	Market conditions — The current economic downturn has negatively impacted the automotive sector on a global basis causing a dramatic decrease in sales and significant production cuts across substantially all OEMs during the fourth quarter of 2008. Such conditions have continued to persist into 2009 and are not expected to improve significantly in the near-term. In light of these market conditions the need to conserve and generate cash in the automotive sector is expected to remain a top priority. Elimination of excess production capacity, reduction of high fixed cost structures and limitations on capital and other investments will be required to preserve liquidity and adapt to new industry realities. Failure to do so will negatively impact the financial condition of the automotive sector, particularly domestic OEM’s and automotive suppliers, resulting in heightened potential for bankruptcy.

While these market conditions are not expected to abate in the near-term, the restructuring and cost reduction efforts of the automotive sector must be carefully balanced with the need to invest in new technologies and global vehicle platforms to be prepared for the future. However, given the globally constrained liquidity conditions, the automotive sector is likely to experience further consolidation and an increase in program collaborations, vehicle assembly alliances and partnerships designed to leverage capital resources.

•	Globalization — Given the need for cost reduction and cash preservation, the automotive sector is expected to increase the use and speed development of global vehicle platforms as a means to streamline the supply chain, speed time to market and reduce global production costs. Additionally, growth opportunities in the automotive sector exist in emerging economies and vehicle manufacturers are expanding globally into these regions through localized vehicle assembly operations.

By utilizing global vehicle platforms and localizing assembly operations, vehicle manufacturers can achieve advantages including a more efficient supply chain, low cost manufacturing capabilities, new market entry, existing market expansion, reduced exposure to currency fluctuations, and enhanced customer responsiveness. As vehicle manufacturers work to reduce costs, preserve cash and achieve global growth they are increasingly interested in buying components and systems from suppliers that can serve multiple markets, support a global vehicle platform and maintain a local presence.

•	Shifting consumer demand — Vehicle affordability continues to drive global consumer preference towards smaller more fuel-efficient vehicles, which generally have lower profit margins. During 2008, significant and sustained increases in fuel prices resulted in a shift of U.S. consumer preference away from sport utility vehicles and trucks toward more fuel-efficient passenger cars, adding to regulatory momentum in the U.S. to improve Corporate Average Fuel Economy standards for light vehicles to 35 miles per gallon by 2020. In Europe, vehicle affordability has been challenged not only by elevated fuel prices, but by higher carbon emissions taxes. In emerging markets, vehicle affordability is driven by the entry price and consumer demand in these markets has resulted in significant low cost vehicle development efforts. These changes in consumer behavior have resulted in an unfavorable shift in product mix towards lower margin vehicles and continue to present significant challenges for the automotive sector.

ITEM 1.	BUSINESS — (Continued)

Conversely, consumers are increasingly interested in products that make them feel safer and more secure and include increased electronic and technical content such as in-vehicle communication, navigation and entertainment capabilities. To achieve sustainable profitable growth, automotive part suppliers must effectively support their customers in developing and delivering integrated products and innovative technologies at competitive prices that provide for differentiation and that address consumer preferences. Suppliers that are able to generate new products and add a greater intrinsic value to the end consumer will have a significant competitive advantage.

•	Shift in Original Equipment Manufacturers market share — Vehicle manufacturers domiciled outside the United States continued to gain market share at the expense of the domestic vehicle manufacturers. Many of these foreign vehicle manufacturers have strong existing relationships with foreign-based suppliers. This has increased the competitive pressure on domestically domiciled suppliers like Visteon. However, the Company believes that this trend creates growth opportunities for domestically domiciled suppliers, such as Visteon, to leverage existing customer relationships to grow with vehicle manufacturers domiciled in the United States as they penetrate emerging markets and to leverage the Company’s innovative and competitively priced technologies to develop new relationships with foreign vehicle manufacturers as they establish local manufacturing and assembly facilities in North America.

•	Customer price pressures and raw material cost inflation — Downward pricing pressure from OEMs has been a historical characteristic of the automotive industry. Virtually all OEMs have aggressive price reduction initiatives and objectives each year with their suppliers, and given the difficult economic conditions such actions are expected to continue. Additionally, in recent years the automotive supply industry has experienced significant inflationary pressures, primarily in ferrous and non-ferrous metals and petroleum-based commodities, such as resins. These inflationary pressures have placed significant operational and financial burdens on automotive suppliers at all levels. Generally, the increased costs of raw materials and components used in the manufacture of the Company’s products have been difficult to pass on to customers and the need to maintain a continued supply of raw materials has made it difficult to resist price increases and surcharges imposed by suppliers. Accordingly, successful suppliers must be able to reduce their operating costs in order to maintain profitability. The Company has taken steps to reduce its operating costs to offset customer price reductions through operating efficiencies, new manufacturing processes, sourcing alternatives and other cost reduction initiatives.

The Company’s Business Strategy

The Company’s immediate priority is to address the its capital structure and liquidity requirements. However, the Company can provide no assurance that it will be able to implement any such actions in a manner or on terms that would be satisfactory to the Company. Despite these challenges, the Company aims to grow leading positions in its key climate, interiors and electronics product groups and to improve overall margins, long-term operating profitability and cash flows by leveraging the Company’s extensive experience, innovative technology and geographic strengths. To achieve these goals and respond to industry factors and trends, the Company is working to reduce costs and preserve liquidity, improve its operations and grow the business.

ITEM 1.	BUSINESS — (Continued)

Reduce Costs and Preserve Liquidity

Difficult economic and market conditions have increased the need to conserve and generate cash in the automotive sector. Elimination of excess production capacity, reduction of high fixed cost structures and strengthening of financial disciplines will be required to preserve liquidity and adapt to new industry realities. During 2008 the Company completed the previously announced multi-year improvement plan that was designed to sell, fix or close certain unprofitable or non-core businesses. These actions addressed 30 facilities and will result in cumulative gross savings of approximately $500 million. During 2008 the Company reduced manufacturing employee census by 27%, including a 15% decrease in the fourth quarter. Salaried employee census was reduced by 14% during 2008, including 6% in the fourth quarter. As market conditions change, the Company’s strategy to reduce costs and preserve cash includes the following:

•	Eliminate excess production capacity and high fixed cost structures — The Company will continue to develop and execute, as appropriate, actions designed to generate liquidity including customer accommodation agreements, asset sales, cash repatriation and further cost reductions including facility closures and business exits.

•	Reduce administrative costs — The Company continues to implement actions designed to fundamentally reorganize and streamline its administrative functions and reduce overall costs in line with lower customer volumes and weakened economic conditions. Such actions include organizational realignment and consolidation, employee salary and benefit reductions, resource relocation to more competitive cost locations, selective functional outsourcing and evaluation of third-party supplier arrangements for purchased services.

•	Enhance financial disciplines — The Company has enhanced its financial disciplines over all spending activities including the evaluation of investment in and profitability of new customer programs to improve the Company’s operating margins and related return on investment and to achieve the best use of its capital.

Improve Base Operations

The Company remains focused on driving improvement in its operations despite the turbulent production environment. During 2008 the Company maintained or improved its operational performance as measured by key metrics. Quality performance, measured in defective parts per million, improved by 36% during 2008. Premium costs decreased by 64% in 2008 reflecting significantly improved product launch performance. Employee safety metrics were maintained at best in class levels in the industry. Significant elements of the Company’s strategy to improve base operations are as follows:

•	Achieve production efficiencies — The Company continues to take actions to lower its manufacturing costs by increasing its focus on production utilization and related investment, closure and consolidation of facilities and relocation of production to lower cost environments to take further advantage of its global manufacturing footprint. The Company has consolidated its regional purchasing activities into a global commodity driven organization to provide increased spending leverage, to optimize supplier relationships and to further standardize its production and related material purchases.

•	Product quality — The Company has increased its efforts to ensure that the products provided to its customers are of the highest quality and specification. Processes and standards continue to be implemented to prevent the occurrence of non-conforming production as measured by various industry standard quality ratings such as defective parts per million.

•	Health and safety of employees — The health and safety of the Company’s employees is of utmost importance and the Company continues to implement programs, training and awareness in all of its operations to limit safety related incidents and to improve lost time case rates.

ITEM 1.	BUSINESS — (Continued)

Grow the Business

As a result of the difficult market conditions in 2008, many of the Company’s customers reassessed their future vehicle cycle plans, resulting in the deferral or cancellation of many programs that were set to be awarded in 2008. Despite these conditions, the Company achieved new business wins of approximately $700 million during 2008. The wins were balanced across major geographic regions; Asia — 38%; North America — 32%; Europe — 27%, and were balanced across product lines; Climate — 47%; Electronics — 32%; and Interiors - 21%. Key aspects of the Company’s strategy to achieve profitable growth include the following:

•	Focused product portfolio — The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost-competitive basis. Accordingly, the Company has focused its resources on products core to its future success including Interiors, Electronics and Climate products. Additionally, the Company believes there are opportunities to capitalize on the continuing demand for additional electronics integration and associated products with its product portfolio and technical capabilities.

•	Customer and geographic diversification — The Company is well positioned globally, with a diverse customer base. Although Ford remains the Company’s largest customer, the Company has been steadily diversifying its sales with other OEMs. Product sales to customers other than Ford were 66% of total product sales for the year ended December 31, 2008 compared to 61% for the year ended December 31, 2007. The Company’s regional sales mix has also become more balanced, with a greater percentage of product sales outside of North America. As a percent of total product sales, the Company’s product sales by region for the year ended December 31, 2008 were as follows: North America — 24%; Europe — 41%; Asia — 30%; and South America — 5%. In comparison, product sales by region as a percentage of total product sales for the year ended December 31, 2007 were as follows: North America — 32%; Europe — 37%; Asia — 27%; and South America — 4%.

Financial Information about Segments

The Company’s operations are organized in global product groups, including Climate, Electronics, Interiors and Other. Additionally, the Company operates a centralized administrative function to monitor and facilitate the delivery of transition services in support of divestiture transactions primarily related to the ACH Transactions. Further information relating to the Company’s reportable segments can be found in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (Note 22, “Segment Information,” to the Company’s consolidated financial statements).

The Company’s Products and Services

The following discussion provides an overview description of the products associated with major design systems within each of the Company’s global product groups and a summary description of services provided by the Company.

Electronics Product Group

The Company is one of the leading global suppliers of advanced in-vehicle entertainment, driver information, wireless communication, climate control, body and security electronics and lighting technologies and products.

Electronics Products	Description

Audio Systems	The Company produces a wide range of audio systems and components, ranging from base radio head units to integrated premium audio systems and amplifiers. Examples of the Company’s latest electronics products include digital and satellite radios, HD Radiotm broadcast tuners and premium systems.

ITEM 1.	BUSINESS — (Continued)

Electronics Products	Description

Driver Information Systems	The Company designs and manufacturers a wide range of instrument clusters from analog-electronic to high-impact instrument clusters that incorporate LCD displays.

Infotainment — Information, Entertainment and Multimedia	The Company has developed numerous products to assist driving and provide in-vehicle entertainment. A sampling of these technologies include: MACH(R) Voice Link Technology, connectivity solutions for portable devices, and a range of Family Entertainment Systems designed to support a variety of applications and vehicle segments.

Powertrain and Feature Control Modules	The Company designs and manufactures a wide range of powertrain and feature control modules for a worldwide customer base. Powertrain control modules cover a range of applications from single-cylinder small engine control systems to fully-integrated V8/V10 engine and transmission controllers. Feature control modules include products which manage a variety of electrical loads related to powertrain and vehicle functions, including controllers for fuel pumps, 4x4 transfer cases, intake manifold tuning valves, customer convenience features, security and voltage regulation systems.

Electronic Climate Controls	The Company designs and manufactures a complete line of climate control modules with capability to provide full system integration. The array of modules available varies from single zone manual electronic modules to fully automatic multiple zone modules. The Company also provides integrated audio and climate control assemblies allowing styling and electrical architecture flexibility for various applications.

Lighting	The Company designs and builds a wide variety of headlamps (projector, reflector or Advanced Front Lighting Systems), Rear Combination Lamps, Center High-Mounted Stop Lamps (“CHMSL”) and Fog Lamps. The Company utilizes a variety of light-generating sources including Light Emitting Diode (“LED”), High Intensity Discharge (“HID”) and Halogen-based systems.

Climate Product Group

The Company is one of the leading global suppliers in the design and manufacturing of components, modules and systems that provide automotive heating, ventilation, air conditioning and powertrain cooling.

Climate Products	Description

Climate Systems	The Company designs and manufactures fully integrated heating, ventilation and air conditioning (“HVAC”) systems. The Company’s proprietary analytical tools and systems integration expertise enables the development of climate-oriented components, subsystems and vehicle-level systems. Products contained in this area include: Heat Exchangers, Climate Controls, Compressors and Fluid Transport Systems.

Powertrain Cooling Systems	Cooling functionality and thermal management for the vehicle’s powertrain system (engine and transmission) is provided by powertrain cooling-related technologies.

ITEM 1.	BUSINESS — (Continued)

Interiors Product Group

The Company is one of the leading global suppliers of cockpit modules, instrument panels, door and console modules and interior trim components.

Interiors Products	Description

Cockpit Modules	The Company’s cockpit modules incorporate structural, electronic, climate control, mechanical and safety components. Customers are provided with a complete array of services including advanced engineering and computer-aided design, styling concepts and modeling and in-sequence delivery of manufactured parts. The Company’s Cockpit Modules are built around its instrument panels which consist of a substrate and the optional assembly of structure, ducts, registers, passenger airbag system (integrated or conventional), finished panels and the glove box assembly.

Door Panels and Trims	The Company provides a wide range of door panels / modules as well as a variety of interior trim products.

Console Modules	The Company’s consoles deliver flexible and versatile storage options to the consumer. The modules are interchangeable units and offer consumers a wide range of storage options that can be tailored to their individual needs.

Other Product Group

The Company also designs and manufactures a variety of other products, including fuel products, powertrain products, as well as parts sold and distributed to the automotive aftermarket.

Services

The Company’s Services operations provide various transition services in support of divestiture transactions, principally related to the ACH Transactions. Services to ACH are provided at a rate approximately equal to the Company’s cost until such time the services are no longer required by ACH or the expiration of the related agreement. In addition to services provided to ACH, the Company has also agreed to provide certain transition services related to other divestiture transactions.

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

Vehicle Manufacturers

The Company sells to all of the world’s largest vehicle manufacturers including BMW, Chrysler LLC, Daimler AG, Ford, General Motors, Honda, Hyundai/Kia, Mazda, Mitsubishi, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen, as well as emerging new vehicle manufacturers in Asia. Ford is the Company’s largest customer, and product sales to Ford, including those sales to Auto Alliance International, a joint venture between Ford and Mazda, accounted for approximately 34% of 2008 total product sales. In addition, product sales to Hyundai/Kia accounted for approximately 22% of 2008 total product sales, and product sales to Nissan and Renault accounted for approximately 9% of 2008 total product sales. Sales to customers other than Ford include sales to Mazda, of which Ford holds a 13.78% equity interest.

ITEM 1.	BUSINESS — (Continued)

Price reductions are typically negotiated on an annual basis between suppliers and vehicle manufacturers. Such reductions are intended to take into account expected annual reductions in the overall cost to the supplier of providing products and services to the customer, through such factors as overall increases in manufacturing productivity, material cost reductions and design-related cost improvements. The Company has an aggressive cost reduction program that focuses on reducing its total costs, which are intended to offset customer price reductions. However, there can be no assurance that such cost reduction efforts will be sufficient to fully offset such price reductions. The Company records price reductions when specific facts and circumstances indicate that a price reduction is probable and the amounts are reasonably estimable.

Other Customers

The Company sells products to various customers in the worldwide aftermarket as replacement or enhancement parts, such as body appearance packages and in-car entertainment systems, for current production and older vehicles. The Company’s services revenues relate primarily to the supply of leased personnel and transition services to ACH in connection with various agreements pursuant to the ACH Transactions and amended in 2008. The Company has also agreed to provide transition services to other customers in connection with certain other divestitures.

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

Electronics — Robert Bosch GmbH; Delphi Corporation; Denso Corporation; Hella KGaA; Koito Manufacturing Co., Ltd (North American Lighting); Matsushita Electric Industrial Co., Ltd. (Panasonic); and Continental AG.

Climate — Behr GmbH & Co. KG; Delphi Corporation; Denso Corporation; and Valéo S.A.

Interiors — Faurecia Group; Johnson Controls, Inc.; Magna International Inc.; and International Automotive Components Group.

Other — Robert Bosch GmbH; Dana Corporation; Delphi Corporation; Denso Corporation; Magna International Inc.; GKN Plc.; JTEKT Corporation; ZF Friedrichshafen AG; NTN Corporation; Kautex Textron GmbH&Co KG; Inergy Automotive Systems; and TI Automotive.

The Company’s Product Sales Backlog

Anticipated net product sales for 2009 through 2011 from new and replacement programs, less net sales from phased-out and canceled programs are approximately $550 million. The Company’s estimate of anticipated net sales may be impacted by various assumptions, including vehicle production levels on new and replacement programs, customer price reductions, currency exchange rates and the timing of program launches. In addition, the Company typically enters into agreements with its customers at the beginning of a vehicle’s life for the fulfillment of a customers’ purchasing requirements for the entire production life of the vehicle. These agreements generally may be terminated by customers at any time. Therefore, this anticipated net sales information does not represent firm orders or firm commitments.

ITEM 1.	BUSINESS — (Continued)

The Company’s International Operations

Financial information about sales and net property by major geographic region can be found in Note 22, “Segment Information,” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations. The following table sets forth the Company’s net sales, including product sales and services revenues, and net property and equipment by geographic region as a percentage of total consolidated net sales and total consolidated net property and equipment, respectively.

				Net Property
	Net Sales			and Equipment
	Year Ended December 31			December 31
	2008	2007	2006	2008	2007

Geographic region:
United States	34%	36%	40%	33%	34%
Mexico	1%	—	2%	3%	2%
Canada	1%	1%	1%	1%	1%
Intra-region eliminations	(1)%	—	(1)%	—	—

Total North America	35%	37%	42%	37%	37%

Germany	3%	4%	6%	2%	2%
France	8%	8%	8%	7%	9%
United Kingdom	4%	5%	4%	1%	2%
Portugal	5%	5%	5%	5%	5%
Spain	6%	6%	6%	4%	4%
Czech Republic	6%	5%	4%	10%	9%
Hungary	5%	4%	2%	4%	3%
Other Europe	2%	1%	2%	3%	2%
Intra-region eliminations	(1)%	(2)%	(2)%	—	—

Total Europe	38%	36%	35%	36%	36%

Korea	22%	20%	16%	14%	16%
China	3%	2%	2%	4%	3%
India	2%	2%	2%	3%	2%
Japan	2%	2%	2%	1%	1%
Other Asia	2%	2%	1%	2%	2%
Intra-region eliminations	(1)%	(1)%	(1)%	—	—

Total Asia	30%	27%	22%	24%	24%

South America	5%	5%	5%	3%	3%
Intra-region eliminations	(8)%	(5)%	(4)%	—	—

	100%	100%	100%	100%	100%

Seasonality and Cyclicality of the Company’s Business

The market for vehicles is cyclical and is heavily dependent upon general economic conditions, consumer sentiment and spending and credit availability. During 2008, the automotive sector was negatively impacted by recessionary economic conditions in the United States and Western Europe exacerbated by the global credit crisis. These factors resulted in the deferral of consumer vehicle purchases, which drove a severe decline in demand for automobiles across substantially all geographies.

ITEM 1.	BUSINESS — (Continued)

The Company’s business is moderately seasonal because its largest North American customers typically cease production for approximately two weeks in July for model year changeovers and approximately one week in December during the winter holidays. Customers in Europe historically shut down vehicle production during a portion of August and one week in December. In addition, third quarter automotive production traditionally is lower as new vehicle models enter production. Due to the deteriorating economic conditions in 2008, vehicle production volumes did not follow this historical pattern, but instead declined throughout the year and severely during the fourth quarter of 2008.

Refer to Note 23, “Summary Quarterly Financial Data” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information related to quarterly financial results.

The Company’s Workforce and Employee Relations

The Company’s workforce as of December 31, 2008 included approximately 33,500 persons, of which approximately 11,000 were salaried employees and 22,500 were hourly workers. As of December 31, 2008, the Company leased approximately 1,500 salaried employees to ACH under the terms of the Amended Salaried Employee Lease Agreement.

A substantial number of the Company’s hourly workforce in the U.S. are represented by unions and operate under collective bargaining agreements. In connection with the ACH Transactions, the Company terminated its lease from Ford of its UAW Master Agreement hourly workforce. Many of the Company’s European and Mexican employees are members of industrial trade unions and confederations within their respective countries. Many of these organizations operate under collectively bargained contracts that are not specific to any one employer. The Company constantly works to establish and maintain positive, cooperative relations with its unions around the world and believes that its relationships with unionized employees are satisfactory. There have been no significant work stoppages in the past five years, except for brief work stoppages by employees at several climate manufacturing facilities located in India and South Korea during June, July and August of 2008, as well as by employees represented by the IUE-CWA Local 907 at a manufacturing facility located in Bedford, Indiana during June of 2004.

The Company’s Product Research and Development

The Company’s research and development efforts are intended to maintain leadership positions in core product lines and provide the Company with a competitive edge as it seeks additional business with new and existing customers. The Company also works with technology development partners, including customers, to develop technological capabilities and new products and applications. Total research and development expenditures were approximately $434 million in 2008, decreasing from $510 million in 2007 and $594 million in 2006. The decreases are attributable to divestitures, shifting engineering headcount from high-cost to low-cost countries as well as right-sizing efforts.

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

ITEM 1.	BUSINESS — (Continued)

The Company also views its name and mark as significant to its business as a whole. In addition, the Company holds rights in a number of other trade names and marks applicable to certain of its businesses and products that it views as important to such businesses and products.

The Company’s Raw Materials and Suppliers

Raw materials used by the Company in the manufacture of its products include aluminum, resins, precious metals, steel, urethane chemicals and electronics components. All of the materials used are generally available from numerous sources. In general, the Company does not carry inventories of raw materials in excess of those reasonably required to meet production and shipping schedules. To date, the Company has not experienced any significant shortages of raw materials nor does it anticipate significant interruption in the supply of raw materials. However, the possibilities of such shortages exist, especially in light of deteriorating global economic conditions, credit and capital market constraints and the weakened state of the automotive sector.

Over the past few years the automotive supply industry has experienced significant inflationary pressures with respect to raw materials, which have placed operational and financial burdens on the entire supply chain. During 2008 those inflationary pressures decreased due to the overall reduction in demand resulting from weakened economic conditions and the global credit crisis. While the costs of raw materials have receded from recent high levels, the Company continues to take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with customers include collaboration on alternative product designs and material specifications, contractual price escalation clauses and negotiated customer recoveries. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that it will be successful in fully offsetting increased costs resulting from inflationary pressures in the future.

Impact of Environmental Regulations on the Company

The Company is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company is also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties it presently owns or operates and at third-party disposal or treatment facilities to which these sites send or arranged to send hazardous waste. During 2008, the Company did not make any material capital expenditures relating to environmental compliance.

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

ITEM 1.	BUSINESS — (Continued)

The Company is aware of contamination at some of its properties and relating to various third-party Superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites and at December 31, 2008, had recorded a reserve of approximately $5 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

The Company’s Website and Access to Available Information

The Company’s current and periodic reports filed with the United States Securities and Exchange Commission (“SEC”), including amendments to those reports, may be obtained through its internet website at www.visteon.com free of charge as soon as reasonably practicable after the Company files these reports with the SEC. A copy of the Company’s code of business conduct and ethics for directors, officers and employees of Visteon and its subsidiaries, entitled “Ethics and Integrity Policy,” the Corporate Governance Guidelines adopted by the Company’s Board of Directors and the charters of each committee of the Board of Directors are also available on the Company’s website. A printed copy of the foregoing documents may be requested by contacting the Company’s Investor Relations department in writing at One Village Center Drive, Van Buren Township, MI 48111; by phone (877) 367-6092; or via email at vcstock@visteon.com.

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

The Company has obtained temporary waivers of defaults under its senior secured credit and securitization facilities, and if it is unable to achieve an acceptable negotiated restructuring with its lenders and customers, or make such waivers permanent, prior to their expiration, it may seek reorganization under the U.S. Bankruptcy Code.

Pursuant to affirmative covenants contained in the agreements associated with the Facilities, the Company is required to provide audited annual financial statements within a prescribed period of time after the end of each fiscal year without a “going concern” audit report or like qualification or exception. On March 31, 2009, the Company’s independent registered public accounting firm included an explanatory paragraph in its audit report on the Company’s 2008 consolidated financial statements indicating substantial doubt about the Company’s ability to continue as a going concern. The receipt of such an explanatory statement constitutes a default under the Facilities. On March 31, 2009, the Company entered into the Waivers with the lenders under the Facilities, which provide for waivers of such defaults for limited periods of time, as more fully described in Item 9B “Other Information” of this Annual Report on Form 10-K.

The Company is exploring various strategic and financing alternatives and has retained legal and financial advisors to assist in this regard. The Company has commenced discussions with lenders under the Facilities, including the Ad Hoc Committee, regarding the restructuring of the Company’s capital structure. Additionally, the Company has commenced discussions with certain of its major customers to address its liquidity and capital requirements. Any such restructuring may affect the terms of the Facilities, other debt and common stock and may be affected through negotiated modifications to the related agreements or through other forms of restructurings, including under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. There can be no assurance that an agreement regarding any such restructuring will be obtained on acceptable terms with the necessary parties or at all. If an acceptable agreement is not obtained, an event of default under the Facilities would occur as of the expiration of the Waivers, excluding any extensions thereof, and the lenders would have the right to accelerate the obligations thereunder. Acceleration of the Company’s obligations under the Facilities would constitute an event of default under the senior unsecured notes and would likely result in the acceleration of these obligations as well. In any such event, the Company may be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

The aforementioned resulted in the current classification of substantially all of the Company’s long-term debt as current liabilities in the Company’s consolidated balance sheet as of December 31, 2008. As of December 31, 2008, the Company had total indebtedness of approximately $2.76 billion and interest expense in excess of $200 million.

If the Company’s cash provided by operating activities continues to be insufficient to fund its cash requirements, it could face substantial liquidity problems.

The Company’s working capital requirements and cash provided by operating activities can vary greatly from quarter to quarter and from year to year, depending in part on the level, variability and timing of its customers’ worldwide vehicle production and the payment terms with the Company’s customers and suppliers. Prior to 2008, the Company generated cash from operating activities, albeit insufficient to fund all of the Company’s cash requirements. As a result, the Company has used its cash balances accumulated primarily through asset sales and outside liquidity sources. As of the end of 2008, the Company’s cash balances decreased by approximately $578 million from the beginning of the year, and the Company used cash in its operating activities for the year ended December 31, 2008.

ITEM 1A.	RISK FACTORS — (Continued)

The Company cannot provide assurance that it will be able to satisfy its cash requirements during 2009 or subsequent years, or during any particular quarter, from cash provided by operating activities. If the Company’s working capital needs and capital expenditure requirements exceed its cash provided by operating activities, then the Company would again look to its cash balance and committed credit lines to satisfy those needs. However, current credit and capital market conditions combined with the Company’s credit ratings and recent history of operating losses and negative cash flows, as well as projected industry conditions, are likely to restrict the Company’s ability to access capital markets in the near – term and any such access would likely be at an increased cost and under more restrictive terms and conditions. Further, such constraints may also affect the Company’s commercial agreements and payment terms with suppliers.

Absent access to additional liquidity from credit markets, which remain severely constrained, or other sources of external financial support, including accommodations from key customers, the Company expects to be at or near minimum levels of cash necessary to operate the business during 2009. The Company may need to delay capital expenditures, curtail, eliminate or dispose of substantial assets or operations, or undertake significant restructuring measures, including protection under Chapter 11 of the U.S. Bankruptcy Code. For a discussion of these and other factors affecting the Company’s liquidity, refer to “Liquidity Matters” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Significant declines in automotive production levels have reduced the Company’s sales and harmed its operations and financial condition, and further significant declines could make it difficult for the Company to continue its operations.

Demand for the Company’s products is directly related to automotive vehicle production. Automotive sales and production can be affected by general economic conditions, such as employment levels and trends, fuel prices and interest rates, labor relations issues, regulatory requirements, trade agreements and other factors. Automotive industry conditions, particularly in North America and Western Europe continue to be challenging. In North America, the domestic automotive industry is characterized by sales declines, significant overcapacity, fierce competition, high fixed cost structures and significant employee pension and health care obligations for the domestic automakers. Further declines in automotive production levels of its current and future customers would reduce the Company’s sales and harm its results of operations and financial condition.

The financial distress of the Company’s major customers and within the supply base could significantly affect its operating performance.

During 2007 and more severely in 2008, automotive OEMs, particularly those domiciled in the United States, continued to experience lower demand for their products, which resulted in lower production levels on several of the Company’s key platforms, particularly light truck platforms. In addition, these customers have experienced declining market shares in North America and are continuing to restructure their North American operations in an effort to improve profitability. The domestic automotive manufacturers are also burdened with substantial structural costs, such as pension and healthcare costs, that have impacted their profitability and labor relations. Several other global automotive manufacturers are also experiencing operating and profitability issues as well as labor concerns. In this environment, it is difficult to forecast future customer production schedules, the potential for labor disputes or the success or sustainability of any strategies undertaken by any of the Company’s major customers in response to the current industry environment. This environment may also put additional pricing pressure on their suppliers, like Visteon, to reduce the cost of its products, which would reduce the Company’s margins. In addition, cuts in production schedules are also sometimes announced by customers with little advance notice, making it difficult to respond with corresponding cost reductions.

ITEM 1A.	RISK FACTORS — (Continued)

Given the difficult environment in the automotive industry, there is an increased risk of bankruptcies or similar events among Visteon’s customers. Each of General Motors and Chrysler has reported severe liquidity concerns and the potential inability to meet short-term cash funding requirements. These domestic automakers have sought and obtained funding support from the U.S. federal government in light of the economic and credit crisis and its impact on the automotive industry. Notwithstanding any federal support provided to the domestic automotive industry, the financial prospects of certain of the Company’s significant customers remain highly uncertain. It is also uncertain the extent, if any, to which any such federal support would be made available directly to automotive suppliers or the Company’s ability to access such funding. Further, the terms, conditions and extent of any funding support provided by the U.S. government to the Company’s customers and the supply base could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s supply base has also been adversely affected by industry conditions. Lower production levels for the global automotive OEMs and increases in certain raw material, commodity and energy costs during 2007 and 2008 have resulted in severe financial distress among many companies within the automotive supply base. Several large suppliers have filed for bankruptcy protection or ceased operations. Unfavorable industry conditions have also resulted in financial distress within the Company’s supply base and an increase in commercial disputes and the risk of supply disruption. In addition, the adverse industry environment has required the Company to provide financial support to distressed suppliers or take other measures to ensure uninterrupted production. While Visteon has taken certain actions to mitigate these factors, it has offset only a portion of the overall impact on the Company’s operating results. The continuation or worsening of these industry conditions would adversely affect the Company’s profitability, operating results and cash flow.

The Company is highly dependent on Ford and further decreases in Ford’s vehicle production volume would adversely affect the Company’s results.

Ford is the Company’s largest customer and accounted for approximately 34% of total product sales in 2008, 39% of total product sales in 2007 and 45% of total product sales in 2006. The Company has made significant progress in diversifying its customer base with other automakers and reducing its sales concentration with Ford. Ford will continue to be the Company’s largest customer for the near future. As in the past, any change in Ford’s vehicle production volume will have a significant impact on the Company’s sales volume and restructuring efforts.

The Company currently leases approximately 1,500 salaried employees to ACH, a company controlled by Ford, and has an agreement with Ford to reimburse the Company for the costs related to separating any of the leased employees should they be returned to the Company for any reason. In the event that Ford is unable or unwilling to fulfill its obligations under this agreement, the Company could be adversely affected.

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

ITEM 1A.	RISK FACTORS — (Continued)

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

ITEM 1A.	RISK FACTORS — (Continued)

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

Impairment charges relating to the Company’s assets and possible increases to its valuation allowances may have a material adverse effect on its earnings and results of operations.

The Company recorded asset impairment charges of $234 million, $95 million and $22 million in 2008, 2007 and 2006, respectively, to adjust the carrying value of certain assets to their estimated fair value. Additional asset impairment charges in the future may result in the event that the Company does not achieve its internal financial plans, and such charges could materially affect the Company’s results of operations and financial condition in the period(s) recognized. In addition, the Company cannot provide assurance that it will be able to recover its remaining net deferred tax assets which is dependent upon achieving future taxable income in certain foreign jurisdictions. Failure to achieve its taxable income targets may change the Company’s assessment of the recoverability of its remaining net deferred tax assets and would likely result in an increase in the valuation allowance in the applicable period. Any increase in the valuation allowance would result in additional income tax expense, would reduce stockholders’ equity and could have a significant impact on the Company’s earnings going forward.

The Company’s pension and other postretirement employee benefits expense and funding levels of pension plans could materially deteriorate or the Company may be unable to generate sufficient excess cash flow to meet increased pension and other postretirement employee benefit obligations.

Substantially all of the Company’s employees participate in defined benefit pension plans or retirement/termination indemnity plans. The Company also sponsors other postretirement employee benefit (“OPEB”) plans in the United States. The Company’s worldwide pension and OPEB obligations exposed the Company to approximately $893 million in unfunded liabilities as of December 31, 2008, of which approximately $326 million and $242 million was attributable to unfunded U.S. and Non-U.S. pension obligations, respectively and $325 million was attributable to unfunded OPEB obligations.

The Company has previously experienced declines in interest rates and pension asset values. Future declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially deteriorate the funded status of the Company’s plans and affect the level and timing of required contributions in 2009 and beyond. Additionally, a material deterioration in the funded status of the plans could significantly increase pension expenses and reduce the Company’s profitability.

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

ITEM 1A.	RISK FACTORS — (Continued)

The Company’s assumptions used to calculate pension and OPEB obligations as of the annual measurement date directly impact the expense to be recognized in future periods. While the Company’s management believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension and OPEB obligations and future expense. For more information on sensitivities to changing assumptions, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 “Employee Retirement Benefits” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company’s ability to generate sufficient cash to satisfy its obligations may be impacted by the factors discussed herein.

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

The Company may not be able to fully utilize its U.S. net operating loss carryforwards.

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

The Company’s principal executive offices are located in Van Buren Township, Michigan. Set forth below is a listing of the Company’s most significant manufacturing and/or assembly facilities that are owned or leased by the Company and its consolidated subsidiaries as of December 31, 2008.

Interiors		Climate

Alabama	Tuscaloosa(L)	Alabama	Shorter(L)
Michigan	Benton Harbor(O)	Argentina	General Pacheco, Buenos Aires(O)
Michigan	Benton Harbor(L)	Argentina	Quilmes, Buenos Aires(O)
Michigan	Highland Park(L)	Argentina	Rio Grande, Terra del Fuego(O)
Mississippi	Canton(L)	Canada	Belleville, Ontario(O)
Mississippi	Durant(L)	China	Nanchang City(L)
Missouri	Eureka(L)	China	Dalian, Lianoning(O)
Tennessee	LaVergne(L)	China	Chongqing(L)
Belgium	Genk(L)	China	Nanchang, Jiangxi Province(O)
Brazil	Camacari, Bahia(L)	China	Beijing(L)
France	Aubergenville(L)	France	Charleville, Mezieres Cedex(O)
France	Carvin(O)	India	Chennai(L)
France	Gondecourt(O)	India	Bhiwadi(L)
France	Noyal-Chatillon-sur-Seiche(L)	India	Maharashtra(L)
France	Rougegoutte(O)	Mexico	Juarez, Chihuahua(O)
Germany	Berlin(L)	Mexico	Juarez, Chihuahua(L)
Mexico	Saltillo(L)	Mexico	Juarez, Chihuahua(L)
Philippines	Santa Rosa, Laguna(L)	Portugal	Palmela(O)
Poland	Swarzedz(L)	Slovakia	Ilava(L)
Slovakia	Nitra(L)	Slovakia	Dubnica(L)
South Korea	Choongnam, Asan(O)	South Africa	Port Elizabeth(L)
South Korea	Kangse-gu, Busan-si(L)	South Korea	Pyungtaek(O)
South Korea	Kangse-gu, Busan-si(L)	South Korea	Namgo, Ulsan(O)
South Korea	Shinam-myon, Yesan-gun, Choongnam(O)	South Korea	Taedok-Gu, Taejon(O)
South Korea	Ulsan-si, Ulsan(O)	Thailand	Amphur Pluakdaeng, Rayong(O)
Spain	Barcelona(L)	Turkey	Gebze, Kocaeli(L)
Spain	Igualada(O)	United Kingdom	Basildon(L)
Spain	Medina de Rioseco, Valladolid(O)
Spain	Pontevedra(O)
Thailand	Amphur Pluakdaeng, Rayong(O)
Thailand	Bangsaothoong, Samutprakam(L)
United Kingdom	Enfield, Middlesex(L)

ITEM 2.	PROPERTIES — (Continued)

Electronics		Other

Pennsylvania	Lansdale(L)	Ohio	Springfield(L)
Brazil	Guarulhos, Sao Paulo(O)	United Kingdom	Belfast, Northern Ireland(L)
Brazil	Manaus, Amazonas(L)
Czech Republic	Hluk(O)
Czech Republic	Novy Jicin(O)
Czech Republic	Rychvald(O)
Hungary	Szekesfehervar(O)
Japan	Higashi, Hiroshima(O)
Mexico	Apodaca, Nuevo Leon(O)
Mexico	Apodaca, Nuevo Leon(O)
Mexico	Chihuahua, Chihuahua(L)
Portugal	Palmela(O)
Spain	Cadiz(O)

(O) indicates owned facilities; (L) indicates leased facilities

As of December 31, 2008, the Company also owned or leased 43 corporate and sales offices, technical and engineering centers and customer service centers in fourteen countries around the world, 38 of which were leased and 5 of which were owned. The Company considers its facilities to be adequate for its current uses. In addition, the Company’s non-consolidated affiliates operate approximately 30 manufacturing and/or assembly locations, primarily in the Asia Pacific region.

ITEM 3.	LEGAL PROCEEDINGS

On March 31, 2009, Visteon UK Limited, a company organized under the laws of England and Wales and an indirect, wholly-owned subsidiary of the Company (the “UK Debtor”), filed for administration (the “UK Administration”) under the United Kingdom Insolvency Act of 1986 with the High Court of Justice, Chancery division in London, England. The UK Administration does not include the Company or any of the Company’s other subsidiaries. The UK Administration is discussed in Note 24, “Subsequent Event” as included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at December 31, 2008 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.	EXECUTIVE OFFICERS OF VISTEON

The following table shows information about the executive officers of the Company. Ages are as of March 26, 2009:

Name	Age	Position

Donald J. Stebbins	51	Chairman, President and Chief Executive Officer
William G. Quigley III	47	Executive Vice President and Chief Financial Officer
John Donofrio	47	Senior Vice President and General Counsel
Robert Pallash	57	Senior Vice President and President, Global Customer Group
Dorothy L. Stephenson	59	Senior Vice President, Human Resources
Terrence G. Gohl	47	Vice President and President, Interiors and Lighting Product Groups
Joy M. Greenway	48	Vice President and President, Climate Product Group
Steve Meszaros	45	Vice President and President, Electronics Product Group
Michael J. Widgren	40	Vice President, Corporate Controller and Chief Accounting Officer

Donald J. Stebbins has been Visteon’s Chairman, President and Chief Executive Officer since December 1, 2008 and a member of the Board of Directors since December 2006. Prior to that, he was President and Chief Executive Officer since June 2008 and President and Chief Operating Officer since joining the Company in May 2005. Before joining Visteon, Mr. Stebbins served as President and Chief Operating Officer of operations in Europe, Asia and Africa for Lear Corporation since August 2004 and prior to that he was President and Chief Operating Officer of Lear’s operations in the Americas since September 2001. Mr. Stebbins is also a director of WABCO Holdings.

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

Robert C. Pallash has been Visteon’s Senior Vice President and President, Global Customer Group since January 2008 and Senior Vice President, Asia Customer Group since August 2005. Prior to that, he was Vice President and President, Asia Pacific since July 2004, and Vice President, Asia Pacific since joining the Company in September 2001. Before joining Visteon, Mr. Pallash served as president of TRW Automotive Japan since 1999, and president of Lucas Varity Japan prior thereto. Mr. Pallash is also a director of FMC Corporation.

Dorothy L. Stephenson has been Visteon’s Senior Vice President, Human Resources since joining the Company in May 2006. Prior to that, she was a human resources consultant since May 2003, and Vice President, Human Resources for Bethlehem Steel prior thereto.

ITEM 4A.	EXECUTIVE OFFICERS OF VISTEON — (Continued)

Terrence G. Gohl has been Visteon’s Vice President and President, Interiors and Lighting Product Groups since October 2008. Prior to that he was Vice President of Interiors, Lighting and Global Manufacturing Operations since July 2007, Vice President, Global Manufacturing Operations, Quality, MP&L and Business Practices since October 2005, and Vice President, North America Manufacturing Operations since joining the Company in August 2005. Before joining Visteon, Mr. Gohl served as Senior Vice President of North American Operations for Tower Automotive since August 2004, and Vice President, North American Operations for Lear Corporation since 2001.

Joy M. Greenway has been Visteon’s Vice President and President, Climate Product Group since October 2008. Prior to that, she was Vice President, Climate Product Group since August 2005, Director, Powertrain since March 2002, and Director of Visteon’s Ford truck customer business group since April 2001. She joined Visteon in 2000 as Director of Fuel Storage and Delivery Strategic Business Unit.

Steve Meszaros has been Visteon’s Vice President and President, Electronics Product Group since October 2008. Prior to that, he was Vice President, Electronics Product Group since August 2005, and Managing Director, China Operations and General Manager, Yanfeng Visteon since February 2001. Prior to that, he was based in Europe, where he was responsible for Visteon’s interior systems business in the United Kingdom and Germany since 1999.

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

Prior to March 6, 2009, the Company’s common stock was listed on the New York Stock Exchange (“NYSE”) under the trading symbol “VC.” On March 6, 2009, the Company’s common stock was suspended from trading on the NYSE and began trading over-the-counter under the symbol “VSTN.”

As of March 26, 2009, the Company had 130,482,861 shares of its common stock $1.00 par value outstanding, which were owned by 96,328 shareholders of record. The table below shows the high and low sales prices for the Company’s common stock as reported by the NYSE for each quarterly period for the last two years.

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock price per share
High	$4.39	$5.03	$3.78	$2.31
Low	$3.02	$2.63	$1.93	$0.27

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock price per share
High	$9.24	$10.08	$8.08	$6.35
Low	$7.56	$7.53	$4.66	$3.84

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — (Continued)

On February 9, 2005, the Company’s Board of Directors suspended the Company’s quarterly cash dividend on its common stock. Accordingly, no dividends were paid by the Company during the years ended December 31, 2008 or 2007. The Board evaluates the Company’s dividend policy based on all relevant factors. The Company’s credit agreements limit the amount of cash payments for dividends that may be made. Additionally, the ability of the Company’s subsidiaries to transfer assets is subject to various restrictions, including regulatory requirements and governmental restraints. Refer to Note 10, “Non-Consolidated Affiliates,” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the fourth quarter of 2008.

Issuer Purchases of Equity Securities

Maximum number
			Total Number	(or Approximate
			of Shares (or Units)	Dollar Value)
	Total	Average	Purchased as Part	of Shares (or Units)
	Number of	Price Paid	of Publicly	that May Yet Be
	Shares (or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs(2)

October 1, 2008 to October 31, 2008	—	$—	—	—
November 1, 2008 to November 30, 2008	—	—	—	—
December 1, 2008 to December 31, 2008	732	0.56	—	1,650,000

Total	732	$0.56	—	1,650,000

(1)	This column includes only shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share awards made pursuant to the Visteon Corporation 2004 Incentive Plan and/or the Visteon Corporation Employees Equity Incentive Plan.

(2)	On December 12, 2007, the Board of Directors of the Company authorized the open market purchases of up to two million shares of the Company’s common stock during the subsequent 24 months to be used solely to satisfy obligations under the Company’s employee benefit programs.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — (Continued)

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

Comparison of Five-Year Cumulative Total Return

	December 31
	2003	2004	2005	2006	2007	2008

Visteon Corporation	$100.00	$96.16	$61.61	$83.46	$43.21	$3.44
S&P 500	100.00	110.73	116.10	134.22	141.59	89.80
S&P 500 Auto Parts	100.00	100.79	80.56	84.50	102.56	48.83

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents information from the Company’s consolidated financial statements for each of the five years ended December 31. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” included under Items 7 and 8, respectively, of this Annual Report on Form 10-K.

	2008	2007	2006	2005	2004
	(Dollars in Millions, Except Per Share Amounts)

Statement of Operations Data
Net sales	$9,544	$11,275	$11,256	$16,750	$18,354
Gross margin	459	573	753	544	882
Net loss from continuing operations before change in accounting and extraordinary item	(681)	(348)	(145)	(262)	(1,537)
(Loss) income from discontinued operations, net of tax	—	(24)	(22)	(8)	1

Net loss before change in accounting and extraordinary item	(681)	(372)	(167)	(270)	(1,536)
Cumulative effect of change in accounting, net of tax	—	—	(4)	—	—

Net loss before extraordinary item	(681)	(372)	(171)	(270)	(1,536)
Extraordinary item, net of tax	—	—	8	—	—

Net loss	$(681)	$(372)	$(163)	$(270)	$(1,536)

Basic and diluted per share data:
Loss from continuing operations before change in accounting and extraordinary item	$(5.26)	$(2.69)	$(1.13)	$(2.08)	$(12.27)
(Loss) income from discontinued operations, net of tax	—	(0.18)	(0.17)	(0.06)	0.01

Loss before change in accounting and extraordinary item	(5.26)	(2.87)	(1.30)	(2.14)	$(12.26)
Cumulative effect of change in accounting, net of tax	—	—	(0.03)	—	—

Loss before extraordinary item	(5.26)	(2.87)	(1.33)	(2.14)	(12.26)
Extraordinary item, net of tax	—	—	0.06	—	—

Basic and diluted loss per share	$(5.26)	$(2.87)	$(1.27)	$(2.14)	$(12.26)

Cash dividends per share	$—	$—	$—	$—	$0.24
Balance Sheet Data
Total assets	$5,248	$7,205	$6,938	$6,736	$10,292
Total debt	$2,762	$2,840	$2,228	$1,994	$2,021
Total (deficit)/equity	$(887)	$(90)	$(188)	$(48)	$320
Statement of Cash Flows Data
Cash (used by) provided from operating activities	$(116)	$293	$281	$417	$418
Cash used by investing activities	$(208)	$(177)	$(337)	$(231)	$(782)
Cash (used by) provided from financing activities	$(193)	$547	$214	$(51)	$135

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Description of the Business

Visteon is a leading global supplier of climate, interiors, electronics and other automotive systems, modules and components to vehicle manufacturers as well as the automotive aftermarket. The Company sells to the world’s largest vehicle manufacturers (“OEMs”) including BMW, Chrysler LLC, Daimler AG, Ford, General Motors, Honda, Hyundia/Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. The Company has a broad network of manufacturing, technical engineering and joint venture operations throughout the world, supported by approximately 33,500 employees dedicated to the design, development, manufacture and support of its product offering and its global customers.

The Company conducts its business in the automotive sector, which is a labor and capital intensive industry that is characterized by highly competitive conditions, low growth and cyclicality. Accordingly, the financial performance of the industry is highly sensitive to changes in overall economic conditions. During 2008, weakened economic conditions, largely attributable to the global credit crisis and erosion of consumer confidence, negatively impacted the automotive sector on a global basis. Significant factors including the deterioration of housing values, elevated fuel prices, equity market volatility, and rising unemployment levels resulted in delayed purchases of durable consumer goods, particularly highly deliberated purchases such as automobiles. Additionally, the absence of available credit hindered vehicle affordability, forcing willing consumers out of the market globally. Together these factors combined to drive a decline in demand for automobiles across substantially all geographies. The dramatic decrease in sales resulted in significant production cuts across substantially all OEMs during the fourth quarter of 2008, which continued to persist into the first quarter of 2009.

Market Conditions and Overview of 2008 Financial Results

Vehicle sales in North America were negatively impacted by severe declines in the United States, where seasonally adjusted annual sales fell by 18% to 13.2 million units in 2008 compared to 16.1 million units in 2007. Sales in the U.S. started to slow during the first quarter of 2008 due to high fuel prices and the weakness intensified in each successive quarter as crude oil prices reached all time highs during 2008 and the economic picture worsened through the fourth quarter in connection with the credit crisis. Additionally, increases in fuel prices during 2008 resulted in a shift of U.S. consumer preference away from sport utility vehicles and trucks toward more fuel-efficient passenger cars. These changes in consumer behavior not only contributed to lower volumes in 2008, but also resulted in a shift of product mix during 2008 to smaller and more fuel efficient vehicles with lower margins.

In Europe, new vehicle registrations were 14.7 million units in 2008 compared to 16 million units in 2007, for an 8% decrease. During December 2008 new vehicle registrations in Europe were down 18% when compared to December 2007, despite two additional working days in 2008. In addition to recessionary economic conditions and the credit crisis, auto demand in Europe has been negatively impacted by reduced vehicle affordability resulting from elevated fuel prices and higher carbon emissions taxes, while uncertainty related to pending national emissions tax schemes has resulted in further delays in purchase decisions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The global credit crisis and weakening global economy also impacted Asia, but the impact was tempered in comparison to North America and Europe. In China, the sales growth rate of passenger cars and commercial vehicles declined in 2008, representing the slowest rate of growth in 5 years. In Japan, 2008 vehicle sales also decreased compared with 2007. Both China and Japan experienced double digit declines in the month of December 2008 as compared to December 2007. South Korean automakers were able to offset lower sales in their domestic markets with higher export sales.

During 2008, the Company’s product sales were $9.1 billion, representing a decrease of $1.6 billion or 15% when compared to product sales for the same period of 2007. This decline was due to the impact of divestitures, plant closures and lower customer production volumes, particularly during the fourth quarter of 2008. During 2008, the Company’s product sales were down across all regions including 33% in North America, 11% in Europe and 4% in Asia. The Company’s product sales in North America were significantly impacted by lower Ford and Nissan production in the region for 2008. Ford North America production declined 605,000 units or 21% during 2008, including a decline of 212,000 units in the fourth quarter alone. Nissan North America truck production declined 148,000 units or 47% for 2008, including a decline of 67,000 units in the fourth quarter of 2008. In Europe, the Company’s product sales were significantly impacted by lower PSA production in the region for 2008. PSA Europe production declined 202,000 units or 11% for 2008, including 141,000 units in the fourth quarter of 2008. The decline in the Company’s product sales for Asia was primarily due to overall softening of the global economy driven by the global credit crisis.

The Company’s gross margin was $459 million in 2008 compared with $573 million in 2007, representing a decrease of $114 million. Lower customer production volume and unfavorable product mix, primarily in North America and Europe, resulted in a $299 million gross margin reduction, while plant divestitures and closures further reduced gross margin by $135 million. These reductions were partially offset by net cost performance of $232 million reflecting efficiencies achieved through restructuring actions, cost reduction efforts and commercial agreements. Additional partial offsets include favorable currency of $46 million and gains associated with pension and other postretirement employee benefits (“OPEB”) curtailments and settlements. During the fourth quarter of 2008, the Company’s gross margin was negative $10 million, principally due to the rapid and significant decrease in OEM production volumes, which outpaced the Company’s substantial cost reduction efforts.

The Company concluded that significant operating losses resulting from the deterioration of market conditions and related production volumes in the fourth quarter of 2008 represented an indicator that the carrying amount of the Company’s long lived assets may not be recoverable. Based on the results of the Company’s assessment, which was based upon the fair value of the affected assets using appraisals, management estimates and discounted cash flow calculations, the Company recorded an impairment charge of approximately $200 million to reduce the net book value of Interiors long-lived assets considered to be “held for use” to their estimated fair value. Additionally, the Company recorded a valuation allowance of $22 million for deferred tax assets in Brazil. Further deterioration of market conditions resulting in a sustained adverse impact on the global automotive sector could reduce the Company’s sales and harm its results of operations, cash flows and financial position including, but not limited to, significant operating losses, asset impairments, deferred tax asset valuation allowances and reduced availability under asset-backed credit arrangements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity Matters

The Company’s cash and liquidity needs are impacted by the level, variability and timing of its customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. Current industry and market conditions pose significant challenges to the whole of the global automotive sector, particularly with respect to liquidity. Pressures associated with rapidly decreasing sales, growing inventories, severely constrained credit markets, rising costs, global competition and changing consumer preferences have resulted in significant cash usage and evaporation of available liquidity sources.

The deterioration in market conditions in 2008 was compounded by the rapid pace at which it occurred, as evidenced by double digit year-over-year declines in fourth quarter 2008 automotive sector sales in North America, Europe, China, Korea and South America. Additionally, during the fourth quarter of 2008 two of the three largest North America domiciled OEMs forecasted that they would reach minimum operating levels of cash by the end of December 2008 and would likely run out of cash in 2009 absent U.S. Government financial assistance.

In December 2008 the executive branch of the U.S. government extended $17.4 billion of bridge loans to General Motors and Chrysler, subject to various terms and conditions that, if not met by March 31, 2009, may require repayment of the bridge loan funds. On February 17, 2009 and in accordance with the terms of the bridge loans, General Motors and Chrysler submitted updated restructuring plans for the period 2009-2014 designed to demonstrate long-term viability to the U.S. Department of Treasury. On March 30, 2009, the U.S. government declined to provide further long-term financial support to General Motors and Chrysler, instead granted a 60 day extension to General Motors to submit an acceptable restructuring plan and a 30 day extension to Chrysler to complete a combination with Fiat SpA. The U.S. government offered to provide working capital support to General Motors during the 60 day extension period and offered to provide up to an additional $6 billion of federal loan funding to Chrysler to support the merger with Fiat SpA, if such merger discussions are successful within the 30 day extension period. Additionally, the U.S. government announced that it will guarantee General Motors and Chrysler product warranties to reassure consumers. Failure of these companies to secure necessary funding to support ongoing operations may cause significant disruption in the automotive sector and have a severe negative impact on the U.S. economy.

The Company’s consolidated net sales during the year ended December 31, 2008 decreased $1.7 billion or 15% when compared to the same period of 2007, which included a decrease in net sales for the fourth quarter of 2008 of $1.2 billion. The Company’s gross margin for the year ended December 31, 2008 decreased by $114 million or 20% when compared to the same period of 2007, which included a decrease in gross margin for the fourth quarter of 2008 of $212 million. Visteon used $116 million of cash for operating activities for the year ended December 31, 2008 representing additional use of $409 million as compared to 2007, which includes an incremental use of operating cash in the fourth quarter of 2008 of approximately $300 million. The significant deterioration of financial results in the fourth quarter of 2008 including net sales, gross margin, and operating cash primarily represents the impact of significantly lower OEM production volumes. The Company does not anticipate that these conditions will improve significantly in the near term.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

During 2008, the Company continued to execute restructuring actions designed to reduce costs and improve related cash flows, including activities under the multi-year improvement plan and other cost reduction plans. The multi-year improvement plan, which commenced in 2006, was completed during 2008 and addressed a total of 30 underperforming and non-strategic facilities and businesses. In September 2008, the Company commenced a program designed to reduce its salaried employee census by upwards of 800 positions, to reduce hourly headcount by about 2,000 and to eliminate certain pension and other postretirement employee benefits. In November 2008, the Company implemented additional employee cost reductions including a freeze on hiring and travel; suspension of 401(k) company match; elimination of salary increases for 2009; elimination of car program benefits for executives and reduction of such benefits for other eligible employees; mandatory unpaid shutdown in the U.S. for December 22 and 23, 2008; and elimination of paid 2009 winter holidays from December 28 through December 31, 2009.

Despite aggressive actions taken to reduce costs in 2008, the rate of such reductions did not keep pace with that of the rapidly deteriorating market conditions and related decline in automotive sales and production volumes in the fourth quarter of 2008. Therefore, in January 2009, the Company implemented a short workweek schedule for about 2,000 U.S. salaried employees and a corresponding 20% decrease in regular base salaries. Starting February 1, 2009 U.S. salaried employees resumed a standard five-day work schedule and, as a further cost-savings action, regular base salaries as of December 31, 2008 were reduced by an amount ranging from 10% to 2% based on level. Certain of the actions implemented in the fourth quarter of 2008 and in January 2009 are intended to preserve cash in light of the difficult market and industry conditions. However, the full effect of these actions may not be realized until later in 2009, and may not be sufficient or timely enough to address the negative financial impacts associated with the current and projected market conditions.

Due to the global credit crisis, the current state of credit and capital markets is severely constrained and access to additional sources of funding are significantly limited. Additionally, access to and the cost of borrowing, depend, in part, on the Company’s credit ratings, which are currently below investment grade. Moody’s current corporate rating of the Company is Ca with a negative outlook, and the SGL rating is 4. The rating on the 2010 and 2014 senior unsecured debt is C, the rating on the 2016 senior guaranteed unsecured debt is Ca and the rating on the senior secured term loan is Caa2. The current corporate rating of the Company by S&P is CCC with a negative outlook. S&P’s rating on the senior unsecured debt is CCC- and the rating on the senior secured term loan is B-. Fitch’s current rating on the Company’s senior secured debt is C with a negative outlook.

Current credit and capital market conditions combined with the Company’s credit ratings and recent history of operating losses and negative cash flows as well as projected industry conditions are likely to significantly restrict the Company’s ability to access capital markets in the near – term and any such access would likely be at an increased cost and under more restrictive terms and conditions. Further, such constraints may also affect the Company’s commercial arrangements and payment terms. Absent access to additional liquidity from credit markets, which remain severely constrained, or other sources of external financial support, the Company expects to be at or near minimum levels of cash required to operate the business.

As of December 31, 2008, the Company’s consolidated cash balances totaled $1.2 billion and approximately 59% of these consolidated cash balances were held within the U.S. As the Company’s operating profitability has become more concentrated with its foreign subsidiaries and joint ventures, the Company’s cash generated from operations and related balances located outside of the U.S. continue to be significant. The Company’s ability to efficiently access cash balances in certain foreign jurisdictions is subject to local regulatory and statutory requirements.

The Company had additional sources of liquidity available as of December 31, 2008 of $352 million under various financial arrangements, as described below.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	Amended escrow account — In connection with the ACH Transactions, Ford paid $400 million into an escrow account for use by the Company to restructure its businesses subject to the terms and conditions of the Escrow Agreement, dated October 1, 2005, among the Company, Ford and Deutsche Bank Trust Company Americas. Cash in the escrow account is invested, at the direction of the Company, in high quality, short-term investments and related investment earnings are credited to the account as earned.

The Escrow Agreement provides that the Company will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs, as defined in the Escrow Agreement, and up to one half of the next $300 million of such costs. Investment earnings of $28 million became available to reimburse the Company’s restructuring costs following the use of the first $250 million of available funds. In August 2008 and pursuant to the Amended Escrow Agreement, Ford contributed an additional $50 million into the escrow account. The Amended Escrow Agreement provides that such additional funds are available to fund restructuring and other qualified costs on a 100% basis. As of December 31, 2008, the Company had received cumulative reimbursements from the escrow account of $417 million and $68 million was available for reimbursement pursuant to the terms of the Amended Escrow Agreement.

•	Asset securitization — Availability of funding under the Company’s European Securitization facility depends primarily upon the amount of trade account receivables, reduced by outstanding borrowings under the program and other characteristics of those receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of December 31, 2008, approximately $98 million of the Company’s transferred receivables were considered eligible for borrowing under this facility, $92 million was outstanding and $6 million was available for funding.

•	U.S. asset-backed lending facility (“ABL Facility”) — The Company’s ABL Facility allows for available borrowings of up to $350 million. The amount of availability at any time is dependent upon various factors, including outstanding letters of credit, the amount of eligible receivables, inventory and property and equipment. Borrowings under the ABL Facility bear interest based on a variable rate interest option selected at the time of borrowing. The ABL Facility expires on August 14, 2011. As of December 31, 2008, the ABL Facility availability was $174 million, with $50 million of available borrowings after $75 million of borrowings and $49 million of obligations under letters of credit. In January 2009, the Company borrowed an additional $30 million under the ABL Facility.

Pursuant to the terms and conditions of the ABL Facility, the Administrative Agent is permitted, at its discretion, to reduce the borrowing base under the ABL Facility. On March 17, 2009, the Company was notified by the Administrative Agent, at its sole discretion, of a $30 million reduction to the Company’s borrowing base to reflect the impairment of long-lived assets. Accordingly, the Company had no available liquidity under the ABL Facility effective March 17, 2009.

•	Other — As of December 31, 2008, the Company had availability on various other credit facilities of approximately $228 million. Certain of these facilities are related to a number of the Company’s non-U.S. operations, a portion of which are payable in non-U.S. currencies including, but not limited to, the Euro, Korean Won and Brazilian Real.

During February 2009, auto suppliers in North America, represented by two trade groups, requested financial support from the U.S. government. On March 19, 2009 the U.S. Treasury Department announced that it will provide up to $5 billion in financing to certain auto parts suppliers under the government’s Troubled Assets Relief Program. The financing program will be run through U.S. automakers and suppliers to those companies would have to agree to terms of the government-backed protection and pay a fee for the right to participate. The timing, amount and long-term impact of the Company’s participation in such financing program, if any, is highly uncertain as is the extent to which such financing will be made available on terms commercially acceptable to the Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The Company continues to develop and execute, as appropriate, additional actions designed to generate liquidity including customer accommodation agreements, asset sales, cash repatriation and further cost reductions including employee census reductions, facility closures and business exits. The success of the Company’s liquidity plans depends on global economic conditions, levels of automotive sales and production, trade creditor business conduct and occurrence of no other material adverse developments. The Company’s liquidity plans are also subject to a number of risks and uncertainties, including those identified above and those identified under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

In consideration of current and projected market conditions, overall automotive sector instability and Visteon’s recent history of operating losses and cash usage, projections indicate that, even with the successful implementation of additional liquidity actions, the Company’s liquidity will be at or near minimum cash levels required to operate the business during 2009. Additionally, various macro-level factors outside of the Company’s control may further negatively impact the Company’s ability to meet its obligations as they come due. Such factors include, but are not limited to, the following:

•	Sustained weakness and/or continued deterioration of global economic conditions.

•	Continued automotive sales and production at levels consistent with or lower than fourth quarter 2008.

•	Failure of U.S. OEMs to meet the necessary terms and conditions of U.S. government bridge loans.

•	Bankruptcy of any significant customer resulting in delayed payments and/or non-payment of amounts receivable.

•	Bankruptcy of any significant supplier resulting in delayed shipments of materials necessary for production.

•	Actions of trade creditors to accelerate payments for goods and services provided.

•	Other events of non-compliance with the terms and conditions of short or long-term debt obligations.

Despite the actions management has taken or plans to take, there can be no assurance that factors outside of the Company’s control, including but not limited to, the financial condition of OEMs or other automotive suppliers, will not cause further significant financial distress for Visteon. Additionally, while the Company has already taken significant restructuring and cost reduction measures and plans to implement further actions designed to provide additional liquidity, there can be no assurance that such actions will provide a sufficient amount of funds or that such actions will supply funds in a timely manner necessary to meet the Company’s ongoing liquidity requirements. Accordingly, there exists substantial doubt as to the Company’s ability to operate as a going concern and meet its obligations as they come due.

Going Concern Considerations

Pursuant to affirmative covenants contained in the agreements associated with the Company’s senior secured facilities and European Securitization (the “Facilities”), the Company is required to provide audited annual financial statements within a prescribed period of time after the end of each fiscal year without a “going concern” audit report or like qualification or exception. On March 31, 2009, the Company’s independent registered public accounting firm included an explanatory paragraph in its audit report on the Company’s 2008 consolidated financial statements indicating substantial doubt about the Company’s ability to continue as a going concern. The receipt of such an explanatory statement constitutes a default under the Facilities. On March 31, 2009, the Company entered into amendments and waivers (the “Waivers”) with the lenders under the Facilities, which provide for waivers of such defaults for limited periods of time, as more fully described in Item 9B “Other Information” of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The Company is exploring various strategic and financing alternatives and has retained legal and financial advisors to assist in this regard. The Company has commenced discussions with lenders under the Facilities, including an ad hoc committee of lenders under its senior secured term loan (the “Ad Hoc Committee”), regarding the restructuring of the Company’s capital structure. Additionally, the Company has commenced discussions with certain of its major customers to address its liquidity and capital requirements. Any such restructuring may affect the terms of the Facilities, other debt and common stock and may be affected through negotiated modifications to the related agreements or through other forms of restructurings, including under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. There can be no assurance that an agreement regarding any such restructuring will be obtained on acceptable terms with the necessary parties or at all. If an acceptable agreement is not obtained, an event of default under the Facilities would occur as of the expiration of the Waivers, excluding any extensions thereof, and the lenders would have the right to accelerate the obligations thereunder. Acceleration of the Company’s obligations under the Facilities would constitute an event of default under the senior unsecured notes and would likely result in the acceleration of these obligations as well. In any such event, the Company may be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

The aforementioned resulted in the current classification of substantially all of the Company’s long-term debt as current liabilities in the Company’s consolidated balance sheet as of December 31, 2008.

Results of Operations

2008 Compared with 2007

	Sales			Gross Margin
	2008	2007	Change	2008	2007	Change
	(Dollars in Millions)

Climate	$2,994	$3,370	$(376)	$207	$233	$(26)
Electronics	3,251	3,646	(395)	193	276	(83)
Interiors	2,748	3,183	(435)	27	75	(48)
Other	505	1,178	(673)	29	3	26
Eliminations	(421)	(656)	235	—	—	—

Total products	9,077	10,721	1,644	456	587	(131)
Services	467	554	(87)	3	6	(3)

Total segments	9,544	11,275	1,731	459	593	(134)
Reconciling Items
Corporate	—	—	—	—	(20)	20

Total consolidated	$9,544	$11,275	$1,731	$459	$573	$(114)

Net Sales

The Company’s consolidated Net Sales during the year ended December 31, 2008 decreased $1.7 billion or 15% when compared to the same period of 2007. Plant divestitures and closures accounted for $1.0 billion of the decline while production volume and mix further deteriorated sales by $0.8 billion, primarily in North America and Europe across all key customers. Favorable currency offset net customer pricing changes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Net sales for Climate were $2.99 billion in 2008, compared with $3.37 billion in 2007, representing a decrease of $376 million or 11%. This decrease included $147 million related to the closure of the Company’s Connersville, Indiana facility, unfavorable production volumes related to key customers in North America of $95 million and net customer price reductions. Additionally, unfavorable currency of $153 million in Asia Pacific, primarily related to the Korean Won, resulted in a sales reduction. These decreases were partially offset by net new business and vehicle production volume and mix in Asia of $148 million, primarily related to Hyundai/Kia and favorable currency in Europe of $48 million, primarily due to the strengthening of the Euro.

Net sales for Electronics were $3.25 billion in 2008, compared with $3.65 billion in 2007, representing a decrease of $395 million or 11%. This decrease included a $565 decline related to production volumes and mix and the impact of past customer sourcing decisions, across all regions and key customers, and net customer price reductions. Favorable currency of $213 million, primarily related to the strengthening of the Euro, was a partial offset.

Net sales for Interiors were $2.75 billion in 2008, compared with $3.18 billion in 2007, representing a decrease of $435 million or 14%. This decrease includes lower customer production volumes and mix of $411 million primarily related to Nissan in North America and Nissan/Renault and PSA in Europe, $91 million related to the Halewood Divestiture and closure of the Company’s Chicago, Illinois facility, $76 million due to unfavorable currency in Asia and net customer price reductions. These decreases were partially offset by favorable currency of $121 million in Europe, and revenue associated with customer agreements at certain of the Company’s UK operations.

Net sales for Other were $505 million in 2008, compared with $1.18 billion in 2007, representing a decrease of $673 million or 57%. The decrease was primarily attributable to divestitures and plant closures of $635 million, including the divestiture of the Company’s chassis operations, the Bedford, Indiana plant closure, the Visteon Powertrain Control Systems India divestiture, and the North America Aftermarket divestiture. Customer production volumes and mix and the impact of past sourcing decisions further reduced sales. This reduction was partially offset by revenue associated with customer agreements at certain of the Company’s UK operations

Services revenues primarily relate to information technology, engineering, administrative and other business support services provided by the Company to ACH, under the terms of various agreements with ACH. Such services are generally provided at an amount that approximates cost. Total services revenues were $467 in 2008, compared with $554 million in 2007. Services revenues and related costs include approximately $33 million related to contractual reimbursement from Ford under the Amended Reimbursement Agreement for costs associated with the separation of ACH leased employees no longer required to provide such services. The decrease in services revenue represents lower ACH utilization of the Company’s services in connection with the terms of various agreements.

Gross Margin

The Company’s gross margin was $459 million in 2008 compared with $573 million in 2007, representing a decrease of $114 million. Lower production volume and unfavorable product mix, primarily in North America and Europe, resulted in a $299 million gross margin reduction. Gross margin declines also included $135 million related to plant closures, divestitures and past customer sourcing decisions and $14 million of net commercial and other settlements. These reductions were partially offset by net cost performance of $240 million reflecting efficiencies achieved through restructuring actions, cost reduction efforts and commercial agreements. Additional partial offsets include $46 million of favorable currency, $34 million of gains associated with pension and OPEB curtailments and settlements and a $13 million reduction in accelerated depreciation year-over-year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Gross margin for Climate was $207 million in 2008 compared with $233 million in 2007, representing a decrease of $26 million. This decrease included the non-recurrence of $51 million of 2007 OPEB curtailment gains, $34 million related to lower customer production volumes primarily in North America and Europe and $17 million related to the closure of the Connersville, Indiana facility. These decreases were partially offset by $31 million related to net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities; $17 million related to the non-recurrence of 2007 accelerated depreciation and amortization; $17 million of 2008 building sales; and $8 million of 2008 pension and OPEB curtailments.

Gross margin for Electronics was $193 million in 2008 compared with $276 million in 2007, representing a decrease of $83 million. This decrease includes $169 million related to lower production volumes across all regions and past customer sourcing decisions. These reductions were partially offset by $36 million related to net cost efficiencies achieved through manufacturing performance and restructuring efforts, $27 million related to 2008 OPEB curtailments and $24 million related to favorable currency.

Gross margin for Interiors was $27 million in 2008 compared with $75 million in 2007, for a reduction of $48 million. This reduction included $103 million from lower customer production volumes, primarily in North America and Europe and $43 million for the non-recurrence of 2007 favorable customer settlements and building sales. These reductions were partially offset by $70 million of net cost efficiencies achieved through manufacturing performance, restructuring savings and purchasing improvement efforts; $11 million related to a 2008 customer settlement; $10 million related to favorable currency; $11 million related to lower accelerated depreciation and other costs and revenue associated with customer agreements at certain of the Company’s UK operations.

Gross margin for Other was $29 million in 2008 compared with $3 million in 2007, for an increase of $26 million. The effect of divestitures, plant closures and lower production volumes was more than offset by the restructuring savings resulting from those actions and revenue associated with customer agreements at certain of the Company’s UK operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $553 million in 2008 compared with $636 million in 2007, representing a reduction of $83 million. The improvement is primarily attributable to $77 million of cost efficiencies resulting from the Company’s ongoing restructuring activities, net of economics and the implementation costs associated with those restructuring activities. Additional decreases in selling, general and administrative expenses included a $20 million decrease in compensation expense related to incentive compensation programs and lower costs associated with the European Securitization facility. These improvements were partially offset by the non-recurrence of a $15 million favorable customer bad debt recovery in 2007.

Restructuring Expenses and Reimbursement from Escrow Account

The Company recorded restructuring expenses of $147 million for the year ended December 31, 2008, compared to $152 million for the same period in 2007. The Company recorded reimbursement for such costs of $113 million and $142 million for the years ended December 31, 2008 and 2007, respectively, pursuant to the terms of the Amended Escrow Agreement.

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the year ended December 31, 2008, including amounts related to its discontinued operations. Substantially all of the Company’s restructuring expenses are related to employee severance and termination benefit costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2007	$58	$23	$7	$24	$112
Expenses	42	20	3	82	147
Exchange	(3)	—	—	—	(3)
Utilization	(48)	(40)	(6)	(98)	(192)

December 31, 2008	$49	$3	$4	$8	$64

Included in the 2008 expense is $107 million for additional actions under the previously announced multi-year improvement plan. Significant actions under the multi-year improvement plan include the following:

•	$33 million of employee severance and termination benefit costs associated with approximately 290 employees to reduce the Company’s salaried workforce in higher cost countries.

•	$23 million of employee severance and termination benefit costs associated with approximately 20 salaried and 250 hourly employees at a European Interiors facility.

•	$18 million of employee severance and termination benefit costs associated with 55 employees at the Company’s Other products facility located in Swansea, UK.

•	$9 million of employee severance and termination benefit costs related to approximately 100 hourly and salaried employees at certain manufacturing facilities located in the UK.

•	$6 million of employee severance and termination benefit costs associated with approximately 40 employees at a European Interiors facility.

•	$5 million of contract termination charges related to the closure of a European Other facility.

•	$5 million of employee severance and termination benefit costs related to the closure of a European Interiors facility.

Utilization for 2008 includes $131 million of payments for severance and other employee termination benefits, $46 million of special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans and $15 million in payments related to contract termination and equipment relocation costs.

The Company has incurred $382 million in cumulative restructuring costs related to the multi-year improvement plan including $156 million, $129 million, $66 million and $31 million for the Other, Interiors, Climate and Electronics product groups respectively. Substantially all restructuring expenses recorded to date relate to employee severance and termination benefit costs and are classified as “Restructuring expenses” on the consolidated statements of operations. As of December 31, 2008, restructuring reserves related to the multi-year improvement plan are approximately $54 million, including $35 million and $19 million classified as “other current liabilities” and “other non-current liabilities,” respectively. The Company estimates that the total cost associated with the multi-year improvement plan will be approximately $475 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In September 2008, the Company commenced a program designed to fundamentally realign, consolidate and rationalize the Company’s administrative organization structure on a global basis through various voluntary and involuntary employee separation actions. Related employee severance and termination benefit costs of $26 million were recorded during 2008 associated with approximately 320 salaried employees in the United States and 100 salaried employees in other countries, for which severance and termination benefits were deemed probable and estimable. The Company expects to record additional costs related to this global program in future periods when elements of the plan are finalized and the timing of activities and the amount of related costs are not likely to change. The Company also recorded $9 million of employee severance and termination benefit costs associated with approximately 850 hourly and 60 salaried employees at a North American Climate facility. As of December 31, 2008, restructuring reserves related to these programs were approximately $10 million.

Impairment of Long-Lived Assets

The Company concluded that significant operating losses resulting from the deterioration of market conditions and related production volumes in the fourth quarter of 2008 represented an indicator that the carrying amount of the Company’s long lived assets may not be recoverable. Based on the results of the Company’s assessment, which was based upon the fair value of the affected assets using third party appraisals, management estimates and discounted cash flow calculations, the Company recorded an impairment charge of approximately $200 million to reduce the net book value of Interiors long-lived assets considered to be “held for use” to their estimated fair value.

On June 30, 2008, Visteon UK Limited, an indirect, wholly-owned subsidiary of the Company, transferred certain assets related to its chassis manufacturing operation located in Swansea, United Kingdom to Visteon Swansea Limited, a company incorporated in England and a wholly-owned subsidiary of Visteon UK Limited. Effective July 7, 2008, Visteon UK Limited sold the entire share capital of Visteon Swansea Limited to Linamar UK Holdings Inc., a wholly-owned subsidiary of Linamar Corporation for nominal cash consideration. The Swansea operation, which was included within the Other product group, generated negative gross margin of approximately $40 million on sales of approximately $80 million during 2007. The Company recorded asset impairment and loss on divestiture of approximately $23 million in connection with the transaction, including $16 million of losses on the Visteon Swansea Limited share capital sale and $7 million of asset impairment charges.

During the first quarter of 2008, the Company announced the sale of its North American-based aftermarket underhood and remanufacturing operations (“NA Aftermarket”) including facilities located in Sparta, Tennessee and Reynosa, Mexico (together the “NA Aftermarket Divestiture”). The NA Aftermarket manufactured starters and alternators, radiators, compressors and condensers and also remanufactured steering pumps and gears. These operations recorded sales for the year ended December 31, 2007 of approximately $133 million and generated a negative gross margin of approximately $16 million. The Company recorded total losses of $46 million on the NA Aftermarket Divestiture, including an asset impairment charge of $21 million and losses on disposition of $25 million. The Company also recorded asset impairments and loss on divestitures of $6 million during 2008 in connection with other divestiture activities, including the sale of its Interiors operation located in Halewood, UK.

Interest

Interest expense was $215 million for the year ended December 31, 2008 compared to $225 million for the year ended December 31, 2007. Interest expense decreased $10 million due to lower borrowing rates partially offset by higher debt levels when compared to 2007. Interest income was $46 million for the year ended December 31, 2008 compared to $61 million for the year ended December 31, 2007. Interest income decreased $15 million due to lower investment rates partially offset by higher average cash balances in 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Income Taxes

The income tax provisions for the years ended December 31, 2008 and 2007 reflect income tax expense related to those countries where the Company is profitable, accrued withholding taxes, certain non-recurring and other discrete items and the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries to the extent not offset by other categories of income in those jurisdictions. The company’s 2008 provision for income taxes of $116 million represents a net increase of $96 million when compared with 2007, as follows:

•	Non-recurrence of $91 million tax benefit recorded in 2007 related to offsetting pre-tax operating losses against current year net pre-tax income from other categories of income or loss, in particular pre-tax other comprehensive income attributable to pension and OPEB obligations and foreign currency translation.

•	$38 million attributable to changes in earnings between jurisdictions where the Company is profitable and accrues income and withholding tax, and, beginning in 2008, includes withholding tax related to the Company’s undistributed earnings not considered permanently reinvested from its non-U.S. unconsolidated affiliates.

•	$22 million attributable to a deferred tax asset valuation allowance related to the Company’s operations in Brazil recorded in consideration of negative evidence associated with the Company’s ability to generate the necessary taxable earnings to recover such deferred tax assets.

•	Non-recurrence of $18 million net tax benefit recorded in 2007 resulting from the Company’s redemption of its ownership interest in a newly formed Korean company as part of a legal restructuring of its climate control operations in Asia. In connection with this redemption, the Company concluded that a portion of its earnings in Halla Climate Control Korea, a 70% owned affiliate of the Company, were permanently reinvested resulting in a $30 million reduction of previously accrued withholding taxes. This benefit was partially offset by $12 million of income tax expense related to a taxable gain from the restructuring.

These 2008 year-over-year increases in tax expense items were partially offset by decreases attributable to the following items:

•	$60 million decrease in unrecognized tax benefits, including interest and penalties, reflects ongoing process improvements in connection with the Company’s transfer pricing initiatives, as well the receipt of an advance pricing agreement from Hungary during the fourth quarter of 2008, both of which contributed to the overall decrease in unrecognized tax benefits year-over-year.

•	Favorable tax law changes in 2008 resulted in tax benefits of $6 million, which includes U.S. legislation enacted in July 2008 allowing the Company to record certain U.S. research tax credits previously subject to limitation as refundable. In 2007, favorable tax law changes in Portugal which resulted in an $11 million tax benefit were more than offset by unfavorable tax law changes in Mexico which resulted in $18 million of additional tax expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

2007 Compared with 2006

	Sales			Gross Margin
	2007	2006	Change	2007	2006	Change
	(Dollars in Millions)

Climate	$3,370	$3,123	$247	$233	$170	$63
Electronics	3,646	3,514	132	276	373	(97)
Interiors	3,183	3,059	124	75	65	10
Other	1,178	1,658	(480)	3	68	(65)
Eliminations	(656)	(648)	(8)	—	—	—

Total products	10,721	10,706	15	587	676	(89)
Services	554	550	4	6	5	1

Total segments	11,275	11,256	19	593	681	(88)
Reconciling Items
Corporate	—	—	—	(20)	72	(92)

Total consolidated	$11,275	$11,256	$19	$573	$753	$(180)

Net Sales

The Company’s consolidated net sales during the year ended December 31, 2007 were essentially flat when compared to the same period of 2006. Changes in currency resulted in an increase of $569 million, primarily related to the strengthening of the Euro, Korean Won, Brazil Real and British Pound during 2007. Divestitures and closures, reduced sales by $675 million and included the Company’s chassis operations, the Chennai, India operation and the Chicago, Illinois facility. North America sales volumes decreased by $434 million related to lower Ford and Nissan volumes in North America and the result of customer sourcing actions, primarily in the Electronics product group. Sales in Asia increased $537 million, including $269 million of directed source content related to Hyundai/Kia production and net new business wins. Higher Ford and Premium Auto Group production volumes in Europe contributed to an increase in sales of $136 million.

Net sales for Climate were $3.4 billion in 2007, compared with $3.1 billion in 2006, representing an increase of $247 million or 8%. Sales increased in Asia by $237 million, principally attributable to new business and higher production volumes, primarily Hyundai/Kia. Climate sales increased in Europe by $68 million principally related to higher Ford vehicle production volumes. Sales were lower in North America by $121 million due to lower Ford North America vehicle production volume and unfavorable product mix partially offset by new business. Net customer price reductions were more than offset by favorable currency of $153 million.

Net sales for Electronics were $3.6 billion in 2007, compared with $3.5 billion in 2006, representing an increase of $132 million or 4%. Sales in 2007 included higher sales in Europe of $178 million due to increased Ford vehicle production volumes, partially offset by lower Ford North American vehicle production volumes and adverse product mix related to past customer sourcing actions of $191 million. Net customer price reductions were more than offset by favorable currency of $198 million.

Net sales for Interiors were $3.2 billion in 2007, compared with $3.1 billion in 2006, representing an increase of $124 million or 4%. Increased sales in Asia of $298 million, primarily due to an increase in directed source content for Hyundai/Kia production, were partially offset by lower sales in North America of $297 million, primarily due to lower Ford and Nissan vehicle production volumes as well as the impact of lost volume related to the closure of the Chicago, Illinois facility. Net customer price reductions were more than offset by customer commercial settlements and favorable currency of $165 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Net sales for Other were $1.2 billion in 2007, compared with $1.7 billion in 2006, representing a decrease of $480 million or 29%. The decrease is largely attributable to the divestiture of the Company’s chassis operations, which resulted in a decrease of $390 million and the Chennai, India divestiture, which resulted in a decrease of $35 million. Sales decreased by $95 million with reductions in all regions related to lower vehicle production volumes and adverse product mix. Net customer price reductions were more than offset by favorable currency of $53 million.

Services revenues relate to information technology, engineering, administrative and other business support services provided by the Company under the terms of various transition agreements. Such services are generally provided at an amount that approximates cost. Services revenues totaled $554 million for the year ended December 31, 2007 compared with $550 million for the year ended December 31, 2006.

Gross Margin

The Company’s gross margin was $573 million for the year ended December 31, 2007, compared with $753 million for the year ended December 31, 2006, representing a decrease of $180 million or 24%. The decrease resulted from the following items:

•	Non-recurrence of certain benefits recorded in 2006, including $72 million of postretirement benefit relief related to the transfer of certain Visteon salaried employees to Ford, commercial agreements of $39 million and non-income tax reserve adjustments of $27 million.

•	Non-recurrence of certain expense items recorded in 2006, including $11 million of employee benefit curtailment expense included in cost of sales but reimbursed from the escrow account and a $9 million litigation settlement.

•	Certain 2007 benefits, including OPEB curtailment gains related to restructuring activities of $58 million, commercial agreements of $35 million, and gains on the sale of land and buildings in the UK of $24 million.

•	Certain 2007 expense items, including accelerated depreciation of $50 million resulting from the Company’s restructuring activities, $23 million of employee benefit curtailment and settlement expense included in cost of sales but reimbursed from the escrow account and $20 million of pension settlement expenses related to a previously closed Canadian facility.

•	The divestiture of the Company’s chassis operations resulted in a reduction in gross margin of $33 million.

•	The remainder was related to vehicle production volume and mix, past sourcing actions and customer pricing partially offset by improved operating performance.

Gross margin for Climate was $233 million in 2007, compared with $170 million in 2006, representing an increase of $63 million or 37%. Material and manufacturing cost reduction activities, lower OPEB expenses and restructuring savings were partially offset by customer pricing and increases in raw material costs resulting in a net increase in gross margin of $101 million. Favorable currency increased gross margin by $9 million. These increases were partially offset by $47 million of unfavorable vehicle and product mix, lower vehicle production volumes, in North America and accelerated depreciation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Gross margin for Electronics was $276 million in 2007, compared with $373 million in 2006, representing a decrease of $97 million or 26%. Vehicle production volume and mix was unfavorable $125 million in North America primarily related to lower Ford vehicle production volumes and the impact of past Ford sourcing actions. However, vehicle production volume and mix was favorable $54 million in other regions, primarily in Europe reflecting increased Ford Europe vehicle production volume. Accelerated depreciation related to restructuring activities reduced gross margin by $20 million. Material and manufacturing cost reduction activities, lower OPEB expenses and restructuring savings were more than offset by premium launch costs, net customer price reductions and increased raw material costs resulting in a decrease in gross margin of $28 million. Favorable currency increased gross margin by $22 million.

Gross margin for Interiors was $75 million in 2007, compared with $65 million in 2006, representing an increase of $10 million or 15%. Customer commercial settlements, material and manufacturing cost reduction activities, lower OPEB expenses and restructuring savings were partially offset by customer pricing and increases in raw material costs, which resulted in a net increase in gross margin of $8 million. Additionally, the Company’s Interiors operations recorded a gain on the sale of a building located in the UK, which increased gross margin by $12 million. Favorable currency further increased gross margin by $11 million. These increases were partially offset by vehicle production volume and mix of $15 million reflecting lower Ford and Nissan vehicle production volumes in North America facility, partially offset by increases in Europe related to Ford production volume and in Asia related to net new business. Accelerated depreciation related to restructuring activities reduced gross margin by $6 million.

Gross margin for Other was $3 million in 2007, compared with $68 million in 2006, representing a decrease of $65 million or 96%. This decrease includes unfavorable customer vehicle production volume and product mix of $58 million, $33 million related to the divestiture of the Company’s chassis operations and $12 million of net pension curtailment and settlement expense included in cost of sales but reimbursed from the escrow account. These decreases were partially offset by $16 million related to the net of material and manufacturing cost reduction activities, lower OPEB expense, and restructuring savings, partially offset by customer price reductions and increases in raw material costs. Additionally, the gross margin decrease for Other was partially offset by the non-recurrence of a 2006 litigation settlement of $9 million and the 2007 sale of buildings in the UK for $13 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $636 million in 2007, compared with $713 million in 2006, representing a decrease of $77 million or 11%. The decrease resulted from $60 million in efficiency actions, primarily related to salaried headcount reductions implemented during the fourth quarter of 2006 and the first quarter of 2007; lower stock-based compensation expense of $22 million; and $12 million of lower bad debt and other expenses, partially offset by $17 million of unfavorable currency

Restructuring Expenses and Reimbursement from Escrow Account

The Company recorded restructuring expenses of $162 million for the year ended December 31, 2007, compared to $95 million for the same period in 2006. The Company recorded reimbursement for such costs of $142 million and $104 million for the years ended December 31, 2007 and 2006, respectively, pursuant to the terms of the Escrow Agreement. The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the year ended December 31, 2007, including amounts related to discontinued operations. Substantially all of the Company’s restructuring expenses are related to employee severance and termination benefit costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

	Interiors	Climate	Electronics	Other	Total
		(Dollars in Millions)

December 31, 2006	$18	$21	$2	$12	$53
Expenses	66	27	9	60	162
Utilization	(26)	(25)	(4)	(48)	(103)

December 31, 2007	$58	$23	$7	$24	$112

Substantially all restructuring expenses recorded in 2007 were related to the multi-year improvement plan. Significant restructuring actions under the multi-year improvement plan for the year ended December 31, 2007 included the following:

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

During the first quarter of 2007, the Company determined that assets subject to divestiture in connection with the Company’s chassis operations, including inventory, intellectual property and real and personal property met the “held for sale” criteria of SFAS 144. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in asset impairment charges of approximately $28 million.

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

Income Taxes

The Company’s 2007 income tax provision of $20 million reflects income tax expense of $50 million related to certain countries where the Company is profitable, accrued withholding taxes and the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries to the extent not offset by other categories of income. The 2007 income tax provision also includes $72 million for an increase in unrecognized tax benefits resulting from positions taken in tax returns filed during the year, as well as those expected to be taken in future tax returns, including interest and penalties. Additionally, the Company recorded approximately $18 million of income tax expense related to significant tax law changes in Mexico enacted in the fourth quarter of 2007. These expense items were offset by an $11 million benefit due to favorable tax law changes in Portugal also enacted in the fourth quarter of 2007.

Cash Flows

Operating Activities

Cash used by operating activities during 2008 totaled $116 million, compared with $293 million provided from operating activities for the same period in 2007. The increase in usage is attributable to higher net loss, as adjusted for certain non-cash items, higher net restructuring cash outflow, lower dividends from non-consolidated affiliates, an increase in recoverable tax assets, lower trade working capital excluding change in receivables sold, and higher interest payments. The increase in usage was partially offset by non-recurrence of a reduction in receivables sold in 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Investing Activities

Cash used by investing activities was $208 million during 2008, compared with $177 million for the same period in 2007. The increase in cash usage primarily resulted from lower proceeds from divestitures and asset sales, partially offset by lower capital expenditures. The proceeds from divestitures and asset sales for 2008, which included proceeds from the NA Aftermarket Divestiture, totaled $83 million compared to $207 million for 2007, which included proceeds from the divestiture of the Company’s chassis operations. Capital expenditures, excluding capital leases, were $294 million in 2008 compared with $376 million in 2007. The Company’s credit agreements limit the amount of capital expenditures the Company may make.

Financing Activities

Cash used by financing activities totaled $193 million in 2008, compared with $547 million provided from financing activities in 2007. Cash used by financing activities in 2008 primarily resulted from the repurchase of $344 million in aggregate principal amount of the Company’s 8.25% notes and issuance of $206.4 million in aggregate principal amount of 12.25% senior notes due 2016, reductions in affiliate debt, a decrease in book overdrafts and dividends to minority shareholders, partially offset by a $75 million draw on the Company’s ABL Facility. Cash provided from financing activities in 2007 reflects the proceeds from the Company’s $500 million addition to its seven-year term loan and approximately $139 million from two separate unsecured Korean bonds, partially offset by reductions in affiliate debt, dividends to minority shareholders and a decrease in book overdrafts. The Company’s credit agreements limit the amount of cash payments for dividends the Company may make.

Debt and Capital Structure

Debt

Pursuant to affirmative covenants contained in the agreements associated with the Facilities, the Company is required to provide audited annual financial statements within a prescribed period of time after the end of each fiscal year without a “going concern” audit report or like qualification or exception. On March 31, 2009, the Company’s independent registered public accounting firm included an explanatory paragraph in its audit report on the Company’s 2008 consolidated financial statements indicating substantial doubt about the Company’s ability to continue as a going concern. The receipt of such an explanatory statement constitutes a default under the Facilities. On March 31, 2009, the Company entered into the Waivers with the lenders under the Facilities, which provide for waivers of such defaults for limited periods of time, as more fully described in Item 9B “Other Information” of this Annual Report on Form 10-K.

The Company is exploring various strategic and financing alternatives and has retained legal and financial advisors to assist in this regard. The Company has commenced discussions with lenders under the Facilities, including the Ad Hoc Committee regarding the restructuring of the Company’s capital structure. Additionally, the Company has commenced discussions with certain of its major customers to address its liquidity and capital requirements. Any such restructuring may affect the terms of the Facilities, other debt and common stock and may be affected through negotiated modifications to the related agreements or through other forms of restructurings, including under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. There can be no assurance that an agreement regarding any such restructuring will be obtained on acceptable terms with the necessary parties or at all. If an acceptable agreement is not obtained, an event of default under the Facilities would occur as of the expiration of the Waivers, excluding any extensions thereof, and the lenders would have the right to accelerate the obligations thereunder. Acceleration of the Company’s obligations under the Facilities would constitute an event of default under the senior unsecured notes and would likely result in the acceleration of these obligations as well. In any such event, the Company may be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The aforementioned resulted in the current classification of substantially all of the Company’s long-term debt as current liabilities in the Company’s consolidated balance sheet as of December 31, 2008. Additional, information related to the Company’s debt and related agreements is set forth in Note 13 “Debt” to the consolidated financial statements which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Covenants and Restrictions

Subject to limited exceptions, each of the Company’s direct and indirect, existing and future, domestic subsidiaries, as well as a limited number of foreign subsidiaries act as guarantor under its term loan credit agreement. The obligations under the credit agreement are secured by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including intellectual property, intercompany debt, the capital stock of nearly all direct and indirect domestic subsidiaries and at least 65% of the stock of most foreign subsidiaries and 100% of the stock of certain foreign subsidiaries that are guarantors, as well as a second-priority lien on substantially all other material tangible and intangible assets of the Company and most of its domestic subsidiaries.

The obligations under the ABL Facility are secured by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including real property, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of nearly all direct and indirect domestic subsidiaries (other than those domestic subsidiaries the sole assets of which are capital stock of foreign subsidiaries), as well as a second-priority lien on substantially all other material tangible and intangible assets of the Company and most of its domestic subsidiaries which secure the Company’s term loan credit agreement.

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

Under certain conditions amounts outstanding under the credit agreements may be accelerated. Bankruptcy and insolvency events with respect to the Company or certain of its subsidiaries will result in an automatic acceleration of the indebtedness under the credit agreements. Subject to notice and cure periods in certain cases, other events of default under the credit agreements will result in acceleration of indebtedness under the credit agreements at the option of the lenders. Such other events of default include failure to pay any principal, interest or other amounts when due, failure to comply with covenants, breach of representations or warranties in any material respect, non-payment or acceleration of other material debt, entry of material judgments not covered by insurance or a change of control of the Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Off-Balance Sheet Arrangements

Guarantees

The Company has guaranteed approximately $90 million for lease payments and $8 million of debt capacity related to its subsidiaries. The Company has also guaranteed certain Tier 2 supplier and other third-party obligations of up to $2 million to ensure the continued supply of essential parts.

During January 2009, the Company reached an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) pursuant to U.S. federal pension law provisions that permit the agency to seek protection when a plant closing results in termination of employment for more than 20 percent of employees covered by a pension plan. In connection with this agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million.

These guarantees have not, nor does the Company expect they are reasonably likely to have, a material current or future effect on the Company’s financial position, results of operations or cash flows.

Asset Securitization

In October 2008, the Company amended and restated agreements related to its European trade accounts receivable securitization facility to, among other things, include an additional selling entity and change the master service provider. In connection with these amendments, the Company regained control of previously transferred trade receivables such that, effective October 2008, this facility, which was previously accounted for as a sale of receivables under the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” was accounted for as a secured borrowing and Visteon Financial Centre P.L.C., a bankruptcy-remote qualifying special purpose entity, was consolidated in accordance with the requirements of FASB Interpretation No. 46 (revised) “Consolidation of Variable Interest Entities.” The accounting impact at the time of these amendments was non-cash affecting and included an increase in Accounts receivable, net of $291 million, a decrease in Interests in accounts receivable transferred of $207 million and an increase in Long-term debt of $84 million.

Other

During 2006, the Company sold account receivables without recourse under a European sale of receivables agreement. As of December 31, 2006, the Company had sold approximately 62 million Euro ($81 million). This European sale of receivables agreement was terminated in December 2006. Losses on these receivable sales were approximately $3 million for the year ended December 31, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations

The following table summarizes the Company’s contractual obligations existing as of December 31, 2008:

	Total	2009	2010-2011	2012-2013	2014 & After

Debt, including capital leases(a)	$2,762	$2,697	$63	$2	$—
Purchase obligations(b)	420	119	222	69	10
Interest payments on long-term debt(c)	681	151	249	228	53
Capital expenditures	109	100	9	—	—
Operating leases	183	49	65	51	18
Postretirement funding commitments(d)	113	5	15	18	75

Total contractual obligations(e)	$4,268	$3,121	$623	$368	$156

(a)	Pursuant to affirmative covenants contained in the agreements associated with the Facilities, the Company is required to provide audited annual financial statements within a prescribed period of time after the end of each fiscal year without a “going concern” audit report or like qualification or exception. On March 31, 2009, the Company’s independent registered public accounting firm included an explanatory paragraph in its audit report on the Company’s 2008 consolidated financial statements indicating substantial doubt about the Company’s ability to continue as a going concern. The receipt of such an explanatory statement constitutes a default under the Facilities. On March 31, 2009, the Company entered into Waivers with the lenders under the Facilities, which provide for waivers of such defaults for limited periods of time, as more fully discussed in Item 9B “Other Information” of this Annual Report on Form 10-K. The aforementioned has resulted in the classification of $2,554 million of debt as a current liability in accordance with the requirements of Statement of Financial Accounting Standards No. 78, “Classification of Obligations that are Callable by the Creditor” and FASB Emerging Issue Task Force Issue No. 86-30, “Classification of Obligations When a Violation Is Waived by the Creditor.”

(b)	Purchase obligations include amounts related to a 10 year Master Service Agreement (“MSA”) with IBM in January 2003. Pursuant to this agreement, the Company outsourced most of its information technology needs on a global basis. During 2006, the Company and IBM modified this agreement, resulting in certain changes to the service delivery model and related service charges. Accordingly, the Company estimates that service charges under the modified MSA are expected to aggregate approximately $350 million during the remaining term of the MSA, subject to decreases and increases based on the Company’s actual consumption of services to meet its then current business needs. The outsourcing agreement may be terminated also for the Company’s business convenience under the agreement for a scheduled termination fee.

(c)	Payments include the impact of interest rate swaps, and do not assume the replenishment of retired debt.

(d)	Postretirement funding commitments include the estimated liability to Ford for postretirement employee health care and life insurance benefits of certain salaried employees as discussed in Note 14 “Employee Retirement Benefits” to the consolidated financial statements, which is incorporated by reference herein.

(e)	This table does not include any reserve for income taxes under FIN 48 since the Company is unable to make reasonable estimates for the periods in which these reserves may become due.

The Company has guaranteed approximately $90 million for lease payments and $8 million of debt capacity related to its subsidiaries. The Company has also guaranteed certain Tier 2 supplier and other third-party obligations of up to $2 million to ensure the continued supply of essential parts. In January 2009, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Other Liquidity Matters

Over the long-term, the Company expects to fund its working capital, restructuring and capital expenditure needs with cash flows from operations. To the extent that the Company’s liquidity needs exceed cash from operations, the Company would look to its cash balances and availability for borrowings to satisfy those needs, as well as the need to raise additional capital. However, the Company’s ability to fund its working capital, restructuring and capital expenditure needs may be adversely affected by many factors including, but not limited to, general economic conditions, specific industry conditions, financial markets, competitive factors and legislative and regulatory changes. Therefore, assurance cannot be provided that Visteon will generate sufficient cash flow from operations or that available borrowings will be sufficient to enable the Company to meet its liquidity needs.

Fair Value Measurements

The Company uses fair value measurements in the preparation of its financial statements, which utilize various inputs including those that can be readily observable, corroborated or are generally unobservable. The Company utilizes market-based data and valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, the Company applies assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. The primary financial instruments that are recorded at fair value in the Company’s financial statements are derivative instruments.

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

The fair values of derivative instruments are determined under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying, and counterparty non-performance risk. Substantially all of which are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, therefore are categorized as Level 2 assets or liabilities in the fair value hierarchy established by SFAS 157. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives and net interest rate swaps as of December 31, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Estimates

The Company’s consolidated financial statements and accompanying notes as included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States. Accordingly, the Company’s significant accounting policies have been disclosed in the consolidated financial statements and accompanying notes under Note 2 “Summary of Significant Accounting Policies.” The Company provides enhanced information that supplements such disclosures for accounting estimates when:

•	The estimate involves matters that are highly uncertain at the time the accounting estimate is made; and

•	Different estimates or changes to an estimate could have a material impact on the reported financial position, changes in financial condition or results of operations.

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

The determination of the Company’s obligation and expense for its pension and other postretirement employee benefits, such as retiree health care and life insurance, is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Selected assumptions are described in Note 14 “Employee Retirement Benefits” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which are incorporated herein by reference, including the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In accordance with accounting principles generally accepted in the United States, actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense in future periods. Therefore, assumptions used to calculate benefit obligations as of the annual measurement date directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits under SFAS Nos. 87, 106, 112 and 158 as of December 31, 2008 are as follows:

•	Long-term rate of return on plan assets: The expected long-term rate of return is used to calculate net periodic pension cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The expected long-term rate of return for pension assets has been chosen based on various inputs, including historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market returns, inflation and other variables. In determining its pension expense for 2008, the Company used long-term rates of return on plan assets ranging from 5.00% to 10.25% outside the U.S. and 8.25% in the U.S.

Actual returns on U.S. pension assets for 2008, 2007 and 2006 were (7.9%), 8% and 8%, respectively, compared to the expected rate of return assumption of 8.25%, 8% and 8.5% respectively, for each of those years. The Company’s market-related value of pension assets reflects changes in the fair value of assets over a five-year period, with a one-third weighting to the most recent year.

•	Discount rate: The discount rate is used to calculate pension and postretirement employee benefit obligations. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from 1.9% to 10.25% to determine its pension and other benefit obligations as of December 31, 2008, including weighted average discount rates of 6.10% for U.S. pension plans, 6.05% for non-U.S. pension plans, and 6.00% for postretirement employee health care and life insurance plans.

•	Health care cost trend: For postretirement employee health care plan accounting, the Company reviews external data and Company specific historical trends for health care costs to determine the health care cost trend rate assumptions. In determining the projected benefit obligation for postretirement employee health care plans as of December 31, 2008, the Company used health care cost trend rates of 8.33%, declining to an ultimate trend rate of 5.0% in 2014.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension and other postretirement employee benefit obligations and its future expense. The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2008 funded status and 2009 pre-tax pension expense (excludes certain salaried employees that are covered by a Ford sponsored plan):

	Impact on		Impact on
	U.S. 2009	Impact on	Non-U.S. 2009	Impact on
	Pre-tax Pension	U.S. Plan 2008	Pre-tax Pension	Non-U.S. Plan 2008
	Expense	Funded Status	Expense	Funded Status

25 basis point decrease in discount rate(a)	+$ 0.7 million	−$ 44 million	+$ 3 million	−$ 40 million
25 basis point increase in discount rate(a)	−$ 0.6 million	+$ 42 million	−$ 2 million	+$ 39 million
25 basis point decrease in expected return on assets(a)	+$ 2 million		+$ 2 million
25 basis point increase in expected return on assets(a)	−$ 2 million		−$ 2 million

(a)	Assumes all other assumptions are held constant.

The following table illustrates the sensitivity to a change in the discount rate assumption related to Visteon sponsored postretirement employee health care and life insurance plans expense (excludes certain salaried employees that are covered by a Ford sponsored plan):

	Impact on 2009	Impact on Visteon
	Pre-tax OPEB	Sponsored Plan 2008
	Expense	Funded Status

25 basis point decrease in discount rate(a)	+$ 0.2 million	−$ 7 million
25 basis point increase in discount rate(a)	−$ 0.2 million	+$ 7 million

(a)	Assumes all other assumptions are held constant.

The following table illustrates the sensitivity to a change in the assumed health care trend rate related to Visteon sponsored postretirement employee health expense (excludes certain salaried employees that are covered by a Ford sponsored plan):

Total Service and
	Interest Cost		APBO

100 basis point increase in health care trend rate(a)	+$	3 million	+$	28 million
100 basis point decrease in health care trend rate(a)	−$	3 million	−$	25 million

(a)	Assumes all other assumptions are held constant.

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

The Company is aware of contamination at some of its properties and relating to various third-party superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites. At December 31, 2008, the Company had recorded a reserve of approximately $5 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Income Taxes

The Company, which is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions, accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Significant judgment is required in determining the Company’s worldwide provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets. Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce deferred tax assets when, based on all available evidence, both positive and negative, it is more likely than not that such assets will not be realized. This assessment, which is completed on a jurisdiction-by-jurisdiction basis, requires significant judgment, and in making this evaluation, the evidence considered by the Company includes, historical and projected financial performance, as well as the nature, frequency and severity of recent losses along with any other pertinent information.

In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” as it relates to income tax risks and Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” as it relates to non-income tax risks, where appropriate.

Recent Accounting Pronouncements

See Note 3 “Recent Accounting Pronouncements” to the accompanying consolidated financial statements under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

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

You should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	Visteon’s ability to satisfy its future capital and liquidity requirements; Visteon’s ability to access the credit and capital markets at the times and in the amounts needed and on terms acceptable to Visteon; Visteon’s ability to comply with covenants applicable to it; and the continuation of acceptable supplier payment terms.

•	Visteon’s ability to satisfy its pension and other postretirement employee benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost effective basis.

•	Visteon’s ability to restructure its capital structure, which will depend on, among other things, the outcome of negotiations with customers and lenders.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers, particularly its largest customer, Ford, and suppliers.

•	Changes in vehicle production volume of Visteon’s customers in the markets where the Company operates, and in particular changes in Ford’s North American and European vehicle production volumes and platform mix.

•	Visteon’s ability to profitably win new business from customers other than Ford and to maintain current business with, and win future business from, Ford, and, Visteon’s ability to realize expected sales and profits from new business.

•	Increases in commodity costs or disruptions in the supply of commodities, including steel, resins, aluminum, copper, fuel and natural gas.

•	Visteon’s ability to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, improve its operating performance; to achieve the benefits of its restructuring actions; and to recover engineering and tooling costs and capital investments.

•	Visteon’s ability to compete favorably with automotive parts suppliers with lower cost structures and greater ability to rationalize operations; and to exit non-performing businesses on satisfactory terms, particularly due to limited flexibility under existing labor agreements.

•	Restrictions in labor contracts with unions that restrict Visteon’s ability to close plants, divest noncompetitive or noncore businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.

•	The costs and timing of facility closures or dispositions, business or product realignments, or similar restructuring actions, including potential asset impairment or other charges related to the implementation of these actions or other adverse industry conditions and contingent liabilities.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Legal and administrative proceedings, investigations and claims, including shareholder class actions, regulatory inquiries, product liability, warranty, environmental and safety claims, and any recalls of products manufactured or sold by Visteon.

•	Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system, or fuel prices and supply.

•	The cyclical and seasonal nature of the automotive industry.

•	Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.

•	Visteon’s ability to protect its intellectual property rights and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.

•	Visteon’s ability to provide various employee and transition services in accordance with the terms of existing agreements, as well as Visteon’s ability to recover the costs of such services.

•	Visteon’s ability to quickly and adequately remediate control deficiencies in its internal control over financial reporting.

•	The possibility that Visteon and any of its subsidiaries may need to seek protection under the U.S. Bankruptcy Code or similar laws in other jurisdictions.

•	Other factors, risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risks to which the Company is exposed include changes in foreign currency exchange rates, interest rates and certain commodity prices. The Company manages these risks through derivative instruments and various operating actions including fixed price contracts with suppliers and cost sourcing arrangements with customers. The Company’s use of derivative instruments is limited to hedging activities and such instruments are not used for speculative or trading purposes, as per clearly defined risk management policies. Additionally, the Company’s use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Additionally, the Company’s ability to utilize derivatives to manage market risk is dependent on credit conditions and market conditions given the current economic environment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

Foreign Currency Risk

The Company’s net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to protect the Company’s cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary foreign exchange operating exposures include the Euro, Korean Won, Czech Koruna and Mexican Peso. For transactions in these currencies, the Company utilizes a strategy of partial coverage. As of December 31, 2008, the Company’s coverage for projected transactions in these currencies through 2009 was approximately 34%. As of December 31, 2008 and December 31, 2007, the net fair value of foreign currency forward and option contracts was an asset of $4 million and a liability of $1 million, respectively.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $33 million and $30 million as of December 31, 2008 and 2007, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company’s financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

The Company is subject to interest rate risk principally in relation to fixed-rate and variable-rate debt. The Company uses derivative financial instruments to manage exposure to fluctuations in interest rates in connection with its risk management policies. The Company has entered into interest rate swaps for a portion of the 8.25% notes due August 1, 2010 ($125 million) and a portion of the 7.00% notes due March 10, 2014 ($225 million). These interest rate swaps effectively convert the designated portions of these notes from fixed interest rate to variable interest rate instruments. Additionally, the Company has entered into interest rate swaps for a portion of the $1 billion term loan due 2013 ($200 million), effectively converting the designated portion of this loan from a variable interest rate to a fixed interest rate instrument. Approximately 30% and 37% of the Company’s borrowings were effectively on a fixed rate basis as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the net fair value of interest rate swaps was an asset of $17 million and a liability of $9 million, respectively.

The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $5 million as of December 31, 2008 and $4 million as of December 31, 2007. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $10 million and $9 million as of December 31, 2008 and 2007, respectively. This analysis may overstate the adverse impact on net interest expense because of the short-term nature of the Company’s interest bearing investments.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“the COSO Framework”) of the Treadway Commission. Based on the evaluation performed under the COSO Framework as of December 31, 2008, management has concluded that the Company’s internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report which is included herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Visteon Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ deficit and cash flows present fairly, in all material respects, the financial position of Visteon Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s history of operating losses and cash usage, affected by adverse current and projected market conditions and overall automotive sector instability, raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006, the manner in which it accounts for the funded status of defined benefit pension and other postretirement plans in 2006, and the measurement date for its defined benefit pension and other post retirement plans in 2007. As discussed in Note 16 to the consolidated financial statements, the Company changed its method of accounting for unrecognized tax benefits in 2007.

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

PricewaterhouseCoopers LLP
Detroit, Michigan
March 31, 2009

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2008	2007	2006
	(Dollars in Millions, Except Per Share Amounts)

Net sales
Products	$9,077	$10,721	$10,706
Services	467	554	550

	9,544	11,275	11,256
Cost of sales
Products	8,621	10,154	9,958
Services	464	548	545

	9,085	10,702	10,503

Gross margin	459	573	753
Selling, general and administrative expenses	553	636	713
Restructuring expenses	147	152	93
Reimbursement from Escrow Account	113	142	104
Asset impairments and loss on divestitures	275	95	22

Operating (loss) income	(403)	(168)	29
Interest expense	215	225	190
Interest income	46	61	31
Debt extinguishment gain	—	—	8
Equity in net income of non-consolidated affiliates	41	47	33

Loss from continuing operations before income taxes, minority interests, change in accounting and extraordinary item	(531)	(285)	(89)
Provision for income taxes	116	20	25
Minority interests in consolidated subsidiaries	34	43	31

Net loss from continuing operations before change in accounting and extraordinary item	(681)	(348)	(145)
Loss from discontinued operations, net of tax	—	24	22

Net loss before change in accounting and extraordinary item	(681)	(372)	(167)
Cumulative effect of change in accounting, net of tax	—	—	(4)

Net loss before extraordinary item	(681)	(372)	(171)
Extraordinary item, net of tax	—	—	8

Net loss	$(681)	$(372)	$(163)

Basic and diluted loss per share:
Continuing operations	$(5.26)	$(2.69)	$(1.13)
Discontinued operations	—	(0.18)	(0.17)
Net loss	(5.26)	(2.87)	(1.27)

See accompanying notes to the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
	(Dollars in Millions)

ASSETS
Cash and equivalents	$1,180	$1,758
Accounts receivable, net	989	1,150
Interests in accounts receivable transferred	—	434
Inventories, net	354	495
Other current assets	249	235

Total current assets	2,772	4,072
Property and equipment, net	2,162	2,793
Equity in net assets of non-consolidated affiliates	220	218
Other non-current assets	94	122

Total assets	$5,248	$7,205

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt and debt in default	$2,697	$95
Accounts payable	1,058	1,766
Accrued employee liabilities	228	316
Other current liabilities	288	351

Total current liabilities	4,271	2,528
Long-term debt	65	2,745
Employee benefits, including pensions	627	530
Postretirement benefits other than pensions	404	624
Deferred tax liabilities	139	147
Other non-current liabilities	365	428
Minority interests in consolidated subsidiaries	264	293
Shareholders’ deficit
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 131 million and 130 million shares outstanding, respectively)	131	131
Stock warrants	127	127
Additional paid-in capital	3,407	3,406
Accumulated deficit	(4,704)	(4,016)
Accumulated other comprehensive income	157	275
Other	(5)	(13)

Total shareholders’ deficit	(887)	(90)

Total liabilities and shareholders’ deficit	$5,248	$7,205

See accompanying notes to the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2008	2007	2006
	(Dollars in Millions)

Operating Activities
Net loss	$(681)	$(372)	$(163)
Adjustments to reconcile net loss to net cash (used by) provided from operating activities:
Depreciation and amortization	416	472	430
Asset impairments and loss on divestitures	275	107	22
Non-cash postretirement benefits	(72)	(29)	(72)
Non-cash tax items	—	(91)	(68)
Equity in net income of non-consolidated affiliates, net of dividends remitted	5	20	(9)
Other non-cash items	11	(6)	(10)
Changes in assets and liabilities:
Accounts receivable and retained interests	509	216	122
Inventories	44	6	55
Escrow receivable	15	33	(28)
Accounts payable	(504)	(123)	(104)
Postretirement benefits other than pensions	65	(19)	(7)
Income taxes deferred and payable, net	30	20	(4)
Other assets and other liabilities	(229)	59	117

Net cash (used by) provided from operating activities	(116)	293	281
Investing Activities
Capital expenditures	(294)	(376)	(373)
Proceeds from divestitures and asset sales	83	207	42
Other	3	(8)	(6)

Net cash used by investing activities	(208)	(177)	(337)
Financing Activities
Short-term debt, net	28	33	(400)
Proceeds from issuance of debt, net of issuance costs	260	637	1,378
Principal payments on debt	(88)	(88)	(624)
Maturity/repurchase of unsecured debt securities	(337)	—	(141)
Other, including book overdrafts	(56)	(35)	1

Net cash (used by) provided from financing activities	(193)	547	214
Effect of exchange rate changes on cash	(61)	38	34

Net (decrease) increase in cash and equivalents	(578)	701	192
Cash and equivalents at beginning of year	1,758	1,057	865

Cash and equivalents at end of year	$1,180	$1,758	$1,057

Supplemental Disclosures:
Cash paid for interest	$226	$215	$197
Cash paid for income taxes, net of refunds	$86	$91	$97

See accompanying notes to the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	2008	2007	2006
	(Dollars in Millions)

Common Stock
Balance at January 1	$131	$131	$131

Balance at December 31	$131	$131	$131

Stock Warrants
Balance at January 1	$127	$127	$127

Balance at December 31	$127	$127	$127

Additional Paid-In Capital
Balance at January 1	$3,406	$3,398	$3,396
Stock-based compensation	1	8	2

Balance at December 31	$3,407	$3,406	$3,398

Accumulated Deficit
Balance at January 1	$(4,016)	$(3,606)	$(3,440)
Net loss	(681)	(372)	(163)
SFAS 158 adjustment	—	(34)	—

Shares issued for stock-based compensation	(7)	(4)	(3)

Balance at December 31	$(4,704)	$(4,016)	$(3,606)

Accumulated Other Comprehensive Income (Loss)
Balance at January 1	$275	$(216)	$(234)
Net foreign currency translation adjustment	(89)	131	121
Net change in pension and OPEB obligations	(29)	158	25
Net gain (loss) on derivatives and other	—	(8)	1

Net other comprehensive income (loss) adjustments	(118)	281	147
Cumulative effect of adoption of SFAS 158	—	210	(129)

Balance at December 31	$157	$275	$(216)

Other — Treasury Stock
Balance at January 1	$(13)	$(22)	$(27)
Shares issued for stock-based compensation	—	10	9
Treasury stock activity	(1)	(1)	—
Restricted stock award activity	11	—	(4)

Balance at December 31	$(3)	$(13)	$(22)

Other
Balance at January 1	$—	$—	$(1)
Stock-based compensation, net	(2)	—	—
Other	—	—	1

Balance at December 31	$(2)	$—	$—

Total Shareholders’ Deficit	$(887)	$(90)	$(188)

Comprehensive Loss
Net loss	$(681)	$(372)	$(163)
Net other comprehensive income (loss) adjustments	(118)	281	147

Total comprehensive loss	$(799)	$(91)	$(16)

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of Business and Basis of Presentation

Description of the Business

Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”) and to the worldwide aftermarket for replacement and enhancement parts. The Company’s operations are organized by global product groups including Climate, Electronics, Interiors and Other and are principally conducted in the United States, Mexico, Canada, Germany, United Kingdom, France, Spain, Portugal, Czech Republic, Korea, China, India, Brazil and Argentina.

Visteon became an independent company when Ford Motor Company and affiliates (“Ford” or “Ford Motor Company”) established the Company as a wholly-owned subsidiary in January 2000 and subsequently transferred to the Company the assets and liabilities comprising Ford’s automotive components and systems business. Ford completed its spin-off of the Company on June 28, 2000. Prior to incorporation, the Company operated as Ford’s automotive components and systems business.

On October 1, 2005, Visteon sold Automotive Components Holdings, LLC (“ACH”), an indirect, wholly owned subsidiary of the Company to Ford for cash proceeds of approximately $300 million, as well as the forgiveness of certain other postretirement employee benefit (“OPEB”) liabilities and other obligations relating to hourly employees associated with ACH, and the assumption of certain other liabilities with respect to ACH (together, the “ACH Transactions”). The ACH Transactions also provided for the termination of the Hourly Employee Assignment Agreement and complete relief to the Company of all liabilities relating to Visteon-assigned Ford UAW hourly employees. Additionally, on October 1, 2005, Ford acquired from the Company warrants to acquire 25 million shares of the Company’s common stock and agreed to provide $550 million (pursuant to the “Escrow Agreement” and the “Reimbursement Agreement”) to be used in the Company’s further restructuring.

In August 2008, the Company, Ford and ACH amended certain agreements initially completed in connection with the ACH Transactions, including the Escrow Agreement, the Reimbursement Agreement, the Master Services Agreement, dated as of September 30, 2005, as amended, between the Company and ACH (the “Master Services Agreement”); the Visteon Salaried Employee Lease Agreement, dated as of October 1, 2005, as amended, between the Company and ACH (the “Visteon Salaried Employee Lease Agreement”); and the Intellectual Property Contribution Agreement, dated as of October 1, 2005, as amended, among the Company, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and ACH (the “Intellectual Property Contribution Agreement”).

•	The “Amended Escrow Agreement” — The Escrow Agreement was amended to, among other things, provide that Ford contribute an additional $50 million into the escrow account, and to provide that such additional funds shall be available to the Company to fund restructuring and other qualifying costs, as defined within the Escrow Agreement, on a 100% basis. The additional $50 million was funded into the escrow account in August 2008.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Description of Business and Basis of Presentation — (Continued)

•	The “Amended Reimbursement Agreement” — The Reimbursement Agreement was amended and restated to, among other things, require Ford to reimburse the Company in full for certain severance expenses and other qualifying termination benefits, as defined in such agreement, relating to the termination of salaried employees who were leased to ACH. Previously, the amount required to be reimbursed by Ford was capped at $150 million, of which the first $50 million was to be funded in total by Ford and the remaining $100 million was to be matched by the Company. Any unused portion of the $150 million as of December 31, 2009 was to be deposited into the escrow account governed by the Escrow Agreement. The Reimbursement Agreement was amended to eliminate the $150 million cap as well as the Company’s obligation to match any costs during the term of the agreement. Further, Ford’s obligation to deposit remaining funds into the escrow account, which was established pursuant to the Escrow Agreement, was eliminated. Approximately $30 million was recorded as Net Sales — Services and Cost of Sales — Services under these arrangements for the year ended December 31, 2008.

•	The “Amended Master Services Agreement” — The Master Services Agreement was amended to, among other things, extend the term that Visteon will provide certain services to ACH, Ford and others from December 31, 2009 to January 1, 2011.

•	The “Amended Visteon Salaried Employee Lease Agreement” — The Visteon Salaried Employee Lease Agreement was amended to, among other things, extend the term that ACH may lease salaried employees of the Company from December 31, 2010 to December 31, 2014.

•	The “Amended Intellectual Property Contribution Agreement” — The Intellectual Property Contribution Agreement was amended to, among other things, clarify the availability for use by ACH of certain patents, design tools and other proprietary information.

The Company continues to transact a significant amount of ongoing commercial activity with Ford. Product sales, services revenues, accounts receivable and postretirement employee benefits due to Ford comprise certain significant account balances arising from ongoing commercial relations with Ford and are summarized below as adjusted for discontinued operations.

	For the Year Ended December 31
	2008	2007	2006
	(Dollars in Millions)

Product sales	$3,095	$4,131	$4,791
Services revenues	$451	$542	$550

	December 31
	2008	2007
	(Dollars in Millions)

Accounts receivable, net	$174	$277
Postretirement employee benefits	$113	$121

Additionally, as of December 31, 2007, the Company had transferred approximately $154 million of Ford receivables under a European receivables securitization agreement.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Description of Business and Basis of Presentation — (Continued)

Going Concern Considerations

During 2008, the global credit crisis and the erosion of consumer confidence negatively impacted the automotive sector on a global basis. Significant factors including the deterioration of housing values, rising fuel prices, equity market volatility, and rising unemployment levels resulted in consumers delaying purchases of durable goods, particularly highly deliberated purchases such as automobiles. Additionally, the absence of available credit hindered vehicle affordability, forcing willing consumers out of the market globally. Together these factors combined to drive a decline in OEM production, particularly in the fourth quarter of 2008, which resulted in significant operating losses for the Company, particularly in the fourth quarter of 2008.

In consideration of current and projected market conditions, overall automotive sector instability and Visteon’s recent history of operating losses and cash usage, projections indicate that the Company’s liquidity will be at or near minimum cash levels required to operate the business during 2009. The Company continues to develop and execute, as appropriate, additional actions designed to generate liquidity including customer accommodation agreements, asset sales, cash repatriation and cost reductions. The success of the Company’s liquidity plans depends on global economic conditions, levels of automotive sales and production, trade creditor business conduct and occurrence of no other material adverse developments. Additionally, various macro-level factors outside of the Company’s control may further negatively impact the Company’s ability to meet its obligations as they come due. Such factors include, but are not limited to, the following:

•	Sustained weakness and/or continued deterioration of global economic conditions.

•	Continued automotive sales and production at levels consistent with or lower than fourth quarter 2008.

•	Failure of U.S. OEMs to meet the necessary terms and conditions of U.S. government bridge loans.

•	Bankruptcy of any significant customer resulting in delayed payments and/or non-payment of amounts receivable.

•	Bankruptcy of any significant supplier resulting in delayed shipments of materials necessary for production.

•	Actions of trade creditors to accelerate payments for goods and services provided.

•	Other events of non-compliance with the terms and conditions of short or long-term debt obligations.

Despite the actions management has taken or plans to take, there can be no assurance that factors outside of the Company’s control, including but not limited to, the financial condition of OEMs or other automotive suppliers, will not cause further significant financial distress for Visteon. Additionally, while the Company has already taken significant restructuring and cost reduction measures and plans to implement further actions designed to provide additional liquidity, there can be no assurance that such actions will provide a sufficient amount of funds or that such actions will supply funds in a timely manner necessary to meet the Company’s ongoing liquidity requirements. Accordingly, there exists substantial doubt as to the Company’s ability to operate as a going concern and meet its obligations as they come due.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Description of Business and Basis of Presentation — (Continued)

Pursuant to affirmative covenants contained in the agreements associated with the Company’s senior secured facilities and European Securitization (the “Facilities”), the Company is required to provide audited annual financial statements within a prescribed period of time after the end of each fiscal year without a “going concern” audit report or like qualification or exception. On March 31, 2009, the Company’s independent registered public accounting firm included an explanatory paragraph in its audit report on the Company’s 2008 consolidated financial statements indicating substantial doubt about the Company’s ability to continue as a going concern. The receipt of such an explanatory statement constitutes a default under the Facilities. On March 31, 2009, the Company entered into amendments and waivers (the “Waivers”) with the lenders under the Facilities, which provide for waivers of such defaults for limited periods of time, as more fully described in Note 13 “Debt.”

The Company is exploring various strategic and financing alternatives and has retained legal and financial advisors to assist in this regard. The Company has commenced discussions with lenders under the Facilities, including an ad hoc committee of lenders under its senior secured term loan (the “Ad Hoc Committee”), regarding the restructuring of the Company’s capital structure. Additionally, the Company has commenced discussions with certain of its major customers to address its liquidity and capital requirements. Any such restructuring may affect the terms of the Facilities, other debt and common stock and may be affected through negotiated modifications to the related agreements or through other forms of restructurings, including under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. There can be no assurance that an agreement regarding any such restructuring will be obtained on acceptable terms with the necessary parties or at all. If an acceptable agreement is not obtained, an event of default under the Facilities would occur as of the expiration of the Waivers, excluding any extensions thereof, and the lenders would have the right to accelerate the obligations thereunder. Acceleration of the Company’s obligations under the Facilities would constitute an event of default under the senior unsecured notes and would likely result in the acceleration of these obligations as well. In any such event, the Company may be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code. Visteon’s ability to continue operating as a going concern is, among other things, dependent on the success of discussions with the lenders under the Facilities, including the Ad Hoc Committee.

The aforementioned resulted in the classification of substantially all of the Company’s long-term debt as current liabilities in the Company’s consolidated balance sheet as of December 31, 2008.

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), consistently applied and on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s financial statements do not include any adjustments related to assets or liabilities that may be necessary should the Company not be able to continue as a going concern.

NOTE 2.	Summary of Significant Accounting Policies

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Summary of Significant Accounting Policies — (Continued)

In connection with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised) (“FIN 46(R)”), “Consolidation of Variable Interest Entities,” the Company consolidates certain variable interest entities, as follows:

•	Visteon Financial Centre, P.L.C. is wholly-owned by an independent charitable trust and operates as a conduit between the Company and third-party lenders for the purpose of purchasing receivables generated by Visteon selling entities and borrowing funds from third-party lenders based on those receivables. The Company consolidates Visteon Financial Centre P.L.C. as substantially all of the entity’s operations are performed on behalf of the Company. As of December 31, 2008, Visteon Financial Centre P.L.C. had total assets of $319 million and total liabilities of $92 million. These amounts are recorded at their carrying values, which approximates their fair values as of December 31, 2008.

•	TACO Visteon Engineering Private Limited (“TACO”) is a joint venture, 50% owned by the Company that provides certain computer aided engineering and design services in India for the Company along with other manufacturing activities conducted for TATA Autocomp Systems Limited and Visteon. Consolidation of this entity was based on an assessment of the Company’s exposure to a majority of the expected losses. As of December 31, 2008, TACO had total assets of $3 million and total liabilities of $2 million. These amounts are recorded at their carrying values which approximates their fair values as of December 31, 2008.

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

Foreign Currency:  Assets and liabilities of the Company’s non-U.S. businesses are translated into U.S. Dollars at end-of-period exchange rates and the related translation adjustments are reported in the consolidated balance sheets under the classification of “Accumulated other comprehensive income (loss).” The effects of remeasurement of assets and liabilities of the Company’s non-U.S. businesses that use the U.S. Dollar as their functional currency are included in the consolidated statements of operations as transaction gains and losses. Income and expense elements of the Company’s non-U.S. businesses are translated into U.S. Dollars at average-period exchange rates and are reflected in the consolidated statements of operations as part of sales, costs and expenses. Additionally, gains and losses resulting from transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations as transaction gains and losses. Transaction gains of $14 million in 2008 and losses of $6 million in both 2007 and 2006 resulted from the remeasurement of certain deferred foreign tax liabilities and are included within income taxes. Net transaction gains and losses increased net loss by $3 million in 2008 and decreased net loss by $2 million and $3 million in 2007 and 2006, respectively.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Summary of Significant Accounting Policies — (Continued)

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

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are stated at historical value, which approximates fair value. The Company does not generally require collateral from its customers. Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is determined by considering factors such as length of time accounts are past due, historical experience of write-offs and customer financial condition. If not reserved through specific examination procedures, the Company’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable. Past due status is based upon the invoice date of the original amounts outstanding. Included in selling, general and administrative (“SG&A”) expenses are provisions for estimated uncollectible accounts receivable of $1 million for the year ended December 31, 2008, recoveries in excess of provisions for estimated uncollectible accounts receivable of $19 million for the year ended December 31, 2007 and provisions for estimated uncollectible accounts receivable of $4 million for the year ended December 31, 2006. The allowance for doubtful accounts balance was $37 million, $18 million and $44 million at December 31, 2008, 2007 and 2006, respectively.

Inventories:  Inventories are stated at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Summary of Significant Accounting Policies — (Continued)

Product Tooling:  Product tooling includes molds, dies and other tools used in production of a specific part or parts of the same basic design. The Company accounts for product tooling in accordance with the requirements of FASB Emerging Issues Task Force Issue No. 99-5 (“EITF 99-5”), “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.” EITF 99-5 generally requires that non-reimbursable design and development costs for products to be sold under long-term supply arrangements be expensed as incurred and costs incurred for molds, dies and other tools that will be owned by the Company or its customers and used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. Contractually reimbursable design and development costs that would otherwise be expensed under EITF 99-5 are recorded as an asset as incurred.

Product tooling owned by the Company is capitalized as property and equipment, and amortized to cost of sales over its estimated economic life, generally not exceeding six years. The net book value of product tooling owned by the Company was $90 million and $148 million as of December 31, 2008 and 2007, respectively. Unbilled receivables related to production tools in progress, which will not be owned by the Company and for which there is a contractual agreement for reimbursement from the customer, were approximately $21 million, $14 million and $74 million as of December 31, 2008, 2007 and 2006, respectively.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Summary of Significant Accounting Policies — (Continued)

Capitalized Software Costs:  Certain costs incurred in the acquisition or development of software for internal use are capitalized in accordance with Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software costs are amortized using the straight-line method over estimated useful lives generally ranging from three to eight years. The net book value of capitalized software costs was approximately $57 million, $66 million and $83 million at December 31, 2008, 2007 and 2006, respectively. Related amortization expense was approximately $41 million, $46 million and $44 million for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense of approximately $27 million is expected for 2009 and is expected to decrease to $19 million, $8 million and $2 million for 2010, 2011 and 2012, respectively.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Summary of Significant Accounting Policies — (Continued)

Income Taxes:  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that such assets will not be realized. This assessment requires significant judgment, and must be done on a jurisdiction-by-jurisdiction basis. In determining the need for a valuation allowance, all available positive and negative evidence, including historical and projected financial performance, is considered along with any other pertinent information. Additionally, deferred taxes have been provided for the net effect of repatriating earnings from consolidated and unconsolidated foreign affiliates, except for approximately $220 million of Korean earnings considered permanently reinvested under Accounting Principles Board Opinion No. 23 “Accounting for Income Taxes-Special Areas”. If these earnings were repatriated, additional withholding tax expense of approximately $25 million would have been incurred.

Debt Issuance Costs:  The costs related to the issuance or modification of long-term debt are deferred and amortized into interest expense over the life of each debt issue. Deferred amounts associated with debt extinguished prior to maturity are expensed.

Other Costs:  Advertising and sales promotion costs, repair and maintenance costs, research and development costs, and pre-production operating costs are expensed as incurred. Research and development expenses include salary and related employee benefits, contractor fees, information technology, occupancy, telecommunications and depreciation. Advertising costs were $2 million in 2008, $3 million in 2007 and $4 million in 2006. Research and development costs were $434 million in 2008, $510 million in 2007 and $594 million in 2006. Shipping and handling costs are recorded in the Company’s consolidated statements of operations as “Cost of sales.”

Financial Instruments:  The Company uses derivative financial instruments, including forward contracts, swaps and options, to manage exposures to changes in currency exchange rates and interest rates. All derivative financial instruments are classified as “held for purposes other than trading.” The Company’s policy specifically prohibits the use of derivatives for speculative purposes.

NOTE 3.	Recent Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1 (“FSP FAS 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP requires disclosure of (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of these statements on its consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Recent Accounting Pronouncements — (Continued)

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8 (“FSP FAS 140-4 and FIN 46(R)-8”), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP is intended to provide greater transparency by requiring additional disclosures about transfers of financial assets and involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 are effective for the first reporting period ending after December 15, 2008 and was adopted by the Company as of December 31, 2008 without material impact on its consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 (“FSP FAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective upon issuance and was adopted by the Company for the reporting period ending September 30, 2008 without material impact on its consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4 (“FSP FAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees, an amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP requires disclosure of information about credit derivatives by sellers of credit derivatives and disclosure of the current status of the payment/performance risk of a guarantee. This FSP is effective for financial statements issued for reporting periods ending after November 15, 2008 and was adopted by the Company for the period ending December 31, 2008 without material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement requires disclosure of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and becomes effective for the Company on a prospective basis on January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” and Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment to ARB No. 51.” These statements change the accounting and reporting for business combination transactions and minority interests in consolidated financial statements. These statements are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. The Company will adopt this standard effective January 1, 2009 and does not expect a significant impact on its consolidated financial statements.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Recent Accounting Pronouncements — (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” This statement, which became effective January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company adopted the requirements of SFAS 157 as of January 1, 2008 without a material impact on its consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company will adopt the provisions of SFAS 157 for its nonfinancial assets and nonfinancial liabilities effective January 1, 2009 and does not expect a significant impact on its consolidated financial statements.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123(R)”), “Share-Based Payments.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their estimated fair value. SFAS 123(R) was adopted by the Company effective January 1, 2006 using the modified-prospective method. In accordance with the modified-prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under the modified-prospective method, compensation expense includes:

•	Share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation.”

•	Share-based payments granted subsequent to January 1, 2006, based on the fair value estimated in accordance with the provisions of SFAS 123(R).

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Recent Accounting Pronouncements — (Continued)

The cumulative effect, net of tax, of adoption of SFAS 123(R) was $4 million or $0.03 per share as of January 1, 2006. The Company recorded $13 million, or $0.10 per share, of incremental compensation expense during the year ended December 31, 2006 under SFAS 123(R) when compared to the amount that would have been recorded under SFAS 123. Additional disclosures required by SFAS 123(R) regarding the Company’s stock-based compensation plans and related accounting are provided in Note 15 “Stock-Based Compensation.”

NOTE 4.	Asset Impairments and Loss on Divestitures

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

The Company recorded asset impairment charges of $234 million, $95 million and $22 million for the years ended December 31, 2008, 2007 and 2006, respectively, to adjust certain long-lived assets to their estimated fair values. In addition to asset impairment charges, the Company recorded $41 million in losses on divestitures of certain businesses in 2008.

2008 Asset Impairments and Loss on Divestitures

The Company concluded that significant operating losses resulting from the deterioration of market conditions and related production volumes in the fourth quarter of 2008 represented an indicator that the carrying amount of the Company’s long lived assets may not be recoverable. Based on the results of the Company’s assessment, which was based upon the fair value of the affected assets using appraisals, management estimates and discounted cash flow calculations, the Company recorded an impairment charge of approximately $200 million to reduce the net book value of Interiors long-lived assets considered to be “held for use” to their estimated fair value.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Asset Impairments and Loss on Divestitures — (Continued)

On June 30, 2008, Visteon UK Limited, an indirect, wholly-owned subsidiary of the Company, transferred certain assets related to its chassis manufacturing operation located in Swansea, United Kingdom to Visteon Swansea Limited, a company incorporated in England and a wholly-owned subsidiary of Visteon UK Limited. Effective July 7, 2008, Visteon UK Limited sold the entire share capital of Visteon Swansea Limited to Linamar UK Holdings Inc., a wholly-owned subsidiary of Linamar Corporation for nominal cash consideration (together, the “Swansea Divestiture”). The Swansea operation, which manufactured driveline products, generated negative gross margin of approximately $40 million on sales of approximately $80 million during 2007. The Company recorded asset impairment and loss on divestiture of approximately $23 million in connection with the Swansea Divestiture, including $16 million of losses on the Visteon Swansea Limited share capital sale and $7 million of asset impairment charges.

During the first quarter of 2008, the Company announced the sale of its North American-based aftermarket underhood and remanufacturing operations (“NA Aftermarket”) including facilities located in Sparta, Tennessee and Reynosa, Mexico (together, the “NA Aftermarket Divestiture”). The NA Aftermarket manufactured starters and alternators, radiators, compressors and condensers and also remanufactures steering pumps and gears. These operations recorded sales for the year ended December 31, 2007 of approximately $133 million and generated a negative gross margin of approximately $16 million. The Company recorded total losses of $46 million on the NA Aftermarket Divestiture, including an asset impairment charge of $21 million and losses on disposition of $25 million.

The Company also recorded asset impairments of $6 million during 2008 in connection with other divestiture activities, including the sale of its Interiors operation located in Halewood, UK (the “Halewood Divestiture”).

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

In March 2007, the Company entered into a Master Asset and Share Purchase Agreement (“MASPA”) to sell certain assets and liabilities associated with the Company’s chassis operations (the “Chassis Divestiture”). The Company’s chassis operations were primarily comprised of suspension, driveline and steering product lines and include facilities located in Dueren and Wuelfrath, Germany, Praszka, Poland and Sao Paulo, Brazil. Collectively, these operations recorded sales for the year ended December 31, 2006 of approximately $600 million. During the first quarter of 2007, the Company determined that assets subject to the Chassis Divestiture including inventory, intellectual property and real and personal property met the “held for sale” criteria of SFAS 144. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in asset impairment charges of approximately $28 million.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Asset Impairments and Loss on Divestitures — (Continued)

In consideration of the MASPA and the Company’s announced exit of the brake manufacturing business at its Swansea, UK facility, an asset impairment charge of $16 million was recorded to reduce the net book value of certain long-lived assets at the facility to their estimated fair value in the first quarter of 2007. The Company’s estimate of fair value was based on market prices, prices of similar assets and other available information.

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

The Company has undertaken various restructuring activities to achieve its strategic and financial objectives. Restructuring activities include, but are not limited to, plant closures, production relocation, administrative cost structure realignment and consolidation of available capacity and resources. In addition to its ongoing operating cash needs, the Company expects to finance restructuring programs through cash reimbursement from an escrow account established pursuant to the ACH Transactions, from cash generated from its ongoing operations or through cash available under its existing debt agreements, subject to the terms of applicable covenants.

Amended Escrow Agreement

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

Cash in the escrow account is invested, at the direction of the Company, in high quality, short-term investments and related investment earnings are credited to the account as earned. Investment earnings of $28 million became available to reimburse the Company’s restructuring costs following the use of the first $250 million of available funds. Investment earnings on the remaining $200 million will be available for reimbursement after full utilization of those funds. While the Company anticipates full utilization of funds available under the Amended Escrow Agreement, any amounts remaining in the escrow account after December 31, 2012 will be disbursed to the Company pursuant to the terms of the Amended Escrow Agreement. The following table provides a reconciliation of amounts available in the escrow account.

	Year Ended	Inception through
	December 31, 2008	December 31, 2008
	(Dollars in Millions)

Beginning escrow account available	$144	$400
Add: Amended Escrow Agreement Funding	50	50
Add: Investment earnings	3	35
Deduct: Disbursements for restructuring costs	(129)	(417)

Ending escrow account available	$68	$68

Approximately $7 million and $22 million of amounts receivable from the escrow account were classified in “Other current assets” in the Company’s consolidated balance sheets as of December 31, 2008 and 2007, respectively.

Restructuring Reserves

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the years ended December 31, 2008, 2007 and 2006, respectively. Substantially all of the Company’s restructuring expenses are related to employee severance and termination benefit costs. Information in the table below includes amounts associated with the Company’s discontinued operations.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2005	$—	$—	$4	$10	$14
Expenses	24	31	16	24	95
Utilization	(6)	(10)	(18)	(22)	(56)

December 31, 2006	18	21	2	12	53
Expenses	66	27	9	60	162
Utilization	(26)	(25)	(4)	(48)	(103)

December 31, 2007	58	23	7	24	112
Expenses	42	20	3	82	147
Exchange	(3)	—	—	—	(3)
Utilization	(48)	(40)	(6)	(98)	(192)

December 31, 2008	$49	$3	$4	$8	$64

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Restructuring Activities — (Continued)

Restructuring reserve balances of $45 million and $87 million at December 31, 2008 and 2007, respectively, are classified as “Other current liabilities” on the consolidated balance sheets. The Company anticipates that the activities associated with the restructuring reserve balance as of December 31, 2008 will be substantially completed by the end of 2009. Other restructuring reserves of $19 million and $25 million are classified as “Other non-current liabilities” on the consolidated balance sheet as of December 31, 2008 and 2007, respectively and relate to employee benefits that are probable and estimable but for which associated activities will not be completed within one year.

Utilization includes $131 million, $79 million and $49 million of payments for severance and other employee termination benefits for the years ended December 31, 2008, 2007 and 2006, respectively. Utilization also includes $46 million, $16 million and $7 million in 2008, 2007 and 2006, respectively, of special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans. For the years ended December 31, 2008 and 2007, utilization also includes $15 million and $8 million, respectively in payments related to contract termination and equipment relocation costs.

Estimates of restructuring costs are based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a timeframe such that significant changes to the plan are not likely. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated, resulting in unexpected costs in future periods. Generally, charges are recorded as elements of the plan are finalized and the timing of activities and the amount of related costs are not likely to change.

2008 Restructuring Actions

During 2008 the Company recorded restructuring charges of $147 million, including $107 million under the previously announced multi-year improvement plan. Significant actions under the multi-year improvement plan include the following:

•	$33 million of employee severance and termination benefit costs associated with approximately 290 employees to reduce the Company’s salaried workforce in higher cost countries.

•	$23 million of employee severance and termination benefit costs associated with approximately 20 salaried and 250 hourly employees at a European Interiors facility.

•	$18 million of employee severance and termination benefit costs associated with 55 employees at the Company’s Other products facility located in Swansea, UK. In connection with the Swansea Divestiture, Visteon UK Limited agreed to reduce the number of employees to be transferred, which resulted in $5 million of employee severance benefits and $13 million of special termination benefits.

•	$9 million of employee severance and termination benefit costs related to approximately 100 hourly and salaried employees at certain manufacturing facilities located in the UK.

•	$6 million of employee severance and termination benefit costs associated with approximately 40 employees at a European Interiors facility.

•	$5 million of contract termination charges related to the closure of a European Other facility.

•	$5 million of employee severance and termination benefit costs for the closure of a European Interiors facility.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Restructuring Activities — (Continued)

The Company has incurred $382 million in cumulative restructuring costs related to the multi-year improvement plan including $156 million, $129 million, $66 million and $31 million for the Other, Interiors, Climate and Electronics product groups respectively. Substantially all restructuring expenses recorded to date relate to employee severance and termination benefit costs and are classified as “Restructuring expenses” on the consolidated statements of operations. As of December 31, 2008, restructuring reserves related to the multi-year improvement plan are approximately $54 million, including $35 million and $19 million classified as “other current liabilities” and “other non-current liabilities,” respectively. The Company estimates that the total cost associated with the multi-year improvement plan will be approximately $475 million.

In addition to the multi-year improvement plan, the Company commenced a program during September 2008 designed to fundamentally realign, consolidate and rationalize the Company’s administrative organization structure on a global basis through various voluntary and involuntary employee separation actions. Related employee severance and termination benefit costs of $26 million were recorded during 2008 associated with approximately 320 salaried employees in the United States and 100 salaried employees in other countries, for which severance and termination benefits were deemed probable and estimable. The Company expects to record additional costs related to this global program in future periods when elements of the plan are finalized and the timing of activities and the amount of related costs are not likely to change. The Company also recorded $9 million of employee severance and termination benefit costs associated with approximately 850 hourly and 60 salaried employees at a North American Climate facility. As of December 31, 2008, restructuring reserves related to these programs were approximately $10 million.

2007 Restructuring Actions

During 2007 the company incurred restructuring expenses of $162 million under the multi-year improvement plan, including the following significant actions:

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

In addition to the above announced actions the Company recorded an estimate of expected employee severance and termination benefit costs of approximately $34 million for the probable payment of such post-employment benefit costs in connection with the multi-year improvement plan. Restructuring reserves related to the multi-year improvement plan are approximately $112 million, including $87 million and $25 million classified as “other current liabilities” and “other non-current liabilities,” respectively, on the consolidated balance sheet as of December 31, 2007.

2006 Restructuring Actions

During 2006 the Company incurred restructuring expenses of $95 million under the multi-year improvement plan, including the following significant actions:

•	$20 million of employee severance and termination benefit costs for 750 hourly and 170 salaried employees related to the 2007 closure of a North American Climate manufacturing facility.

•	$19 million of employee severance and termination benefit costs for the elimination of approximately 800 salaried positions pursuant to an announced program to reduce salaried workforce in higher cost countries.

•	$9 million of employee severance and termination benefit costs related to approximately 600 employees at Climate facilities in North America and 70 employees at certain European manufacturing facilities.

•	$7 million related to the announced closure of a European Interiors manufacturing facility. Costs include employee severance and termination benefits for approximately 150 hourly and salaried employees and certain non-employee related costs associated with closing the facility.

•	$7 million of employee severance and termination benefit costs related to a workforce reduction effort at a European Interiors manufacturing facility. These costs relate to approximately 110 hourly employees.

•	$6 million of employee severance and termination benefits for approximately 500 hourly and 50 salaried employees related to a workforce reduction at Electronics manufacturing facilities in Mexico and Portugal.

•	$6 million related to a restructuring initiative at a North American Electronics manufacturing facility. These costs include severance and termination benefit costs for approximately 1,000 employees.

•	$5 million related to the announced closure of a North American Interiors manufacturing facility, including employee severance and termination benefit costs for 265 hourly employees, 26 salaried employees and a lease termination penalty.

NOTE 6.	Discontinued Operations and Extraordinary Item

Discontinued Operations

In March 2007, the Company entered into the MASPA for the sale of certain assets and liabilities associated with the Company’s chassis operations. The Chassis Divestiture, while representing a significant portion of the Company’s chassis operations, did not result in the complete exit of any of the affected product lines. Effective May 31, 2007, the Company ceased to produce brake components at its Swansea, UK facility, which resulted in the complete exit of the Company’s global suspension product line. Accordingly, the results of operations of the Company’s global suspension product line have been reclassified to “Loss from discontinued operations, net of tax” in the consolidated statements of operations for the years ended December 31, 2007 and 2006. A summary of the results of discontinued operations is provided in the table below.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Discontinued Operations and Extraordinary Item — (Continued)

	Year Ended December 31
	2007	2006
	(Dollars in Millions)

Net product sales	$50	$165
Cost of sales	63	184

Gross margin	(13)	(19)
Selling, general and administrative expenses	1	3
Asset impairments	12	—
Restructuring expenses	10	2
Reimbursement from Escrow Account	12	2

Loss from discontinued operations, net of tax	$(24)	$(22)

Extraordinary Item

On April 27, 2006, the Company’s wholly-owned, consolidated subsidiary Carplastics, S.A. de C.V. acquired the real property, inventory, tooling and equipment of Guide Lighting Technologies of Mexico S. de R.L. de C.V., a lighting manufacturing facility located in Monterrey, Mexico. In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations,” the Company allocated the purchase price to the assets and liabilities acquired. The sum of the amounts assigned to the assets and liabilities acquired exceeded the cost of the acquired entity and that excess was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired non-financial assets (i.e. property and equipment). An excess of $8 million remained after reducing to zero the amounts that otherwise would have been assigned to the non-financial assets and was recorded as an extraordinary gain in the accompanying consolidated financial statements.

NOTE 7.	Inventories

Inventories consist of the following components:

	December 31
	2008	2007
	(Dollars in Millions)

Raw materials	$145	$159
Work-in-process	184	224
Finished products	67	160

	396	543
Valuation reserves	(42)	(48)

	$354	$495

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Other Assets

Other current assets are summarized as follows:

	December 31
	2008	2007
	(Dollars in Millions)

Recoverable taxes	$119	$88
Current deferred tax assets	29	47
Deposits	24	30
Unamortized debt costs	20	—
Prepaid assets	18	28
Escrow receivable	7	22
Other	32	20

	$249	$235

Other non-current assets are summarized as follows:

	December 31
	2008	2007
	(Dollars in Millions)

Non-current deferred tax assets	$34	$39
Unamortized debt costs and other intangible assets	7	33
Notes and other receivables	4	11
Other	49	39

	$94	$122

Unamortized debt issue costs of $20 million have been reclassified from “Other non-current assets” to “Other current assets” in accordance with the requirements of Statement of Financial Accounting Standards No. 78, “Classification of Obligations that are Callable by the Creditor” (“SFAS 78”).

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Property and Equipment

Property and equipment, net consists of the following:

	December 31
	2008	2007
	(Dollars in Millions)

Land	$73	$95
Buildings and improvements	809	1,083
Machinery, equipment and other	2,985	3,894
Construction in progress	112	146

Total property and equipment	3,979	5,218
Accumulated depreciation	(1,907)	(2,573)

	2,072	2,645
Product tooling, net of amortization	90	148

Property and equipment, net	$2,162	$2,793

Property and equipment is depreciated principally using the straight-line method of depreciation over the estimated useful life of the asset. Generally, buildings and improvements are depreciated over a 30-year estimated useful life and machinery, equipment and other assets are depreciated over estimated useful lives ranging from 5 to 15 years. Product tooling is amortized using the straight-line method over the estimated life of the tool, generally not exceeding six years. Depreciation and amortization expenses are summarized as follows:

	Year Ended December 31
	2008	2007	2006
	(Dollars in Millions)

Depreciation	$380	$425	$377
Amortization	36	47	53

	$416	$472	$430

The Company recorded approximately $37 million, $50 million and $5 million of accelerated depreciation expense for the years ended December 31, 2008, 2007 and 2006, respectively, representing the shortening of estimated useful lives of certain assets (primarily machinery and equipment) in connection with the Company’s restructuring activities.

NOTE 10.	Non-Consolidated Affiliates

The Company had $220 million and $218 million of equity in the net assets of non-consolidated affiliates at December 31, 2008 and 2007, respectively. The Company recorded equity in net income of non-consolidated affiliates of $41 million, $47 million and $33 million at December 31, 2008, 2007 and 2006, respectively. The following table presents summarized financial data for such non-consolidated affiliates. The amounts included in the table below represent 100% of the results of operations of the Company’s non-consolidated affiliates accounted for under the equity method. Yanfeng Visteon Automotive Trim Systems Co., Ltd (“Yanfeng”), of which the Company owns a 50% interest, is considered a significant non-consolidated affiliate and is shown separately below.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Non-Consolidated Affiliates — (Continued)

Summarized balance sheet data as of December 31 is as follows:

	Yanfeng		All Others
	(Dollars in Millions)
	2008	2007	2008	2007

Current assets	$386	$349	$216	$230
Other assets	375	311	205	184

Total assets	761	660	421	414

Current liabilities	453	363	227	211
Other liabilities	75	85	16	23
Shareholders’ equity	233	212	178	180

Total liabilities and shareholders’ equity	$761	$660	$421	$414

Summarized statement of operations data for the years ended December 31 is as follows:

	Net Sales			Gross Margin			Net Income
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(Dollars in Millions)

Yanfeng	$1,059	$929	$646	$190	$162	$114	$71	$68	$51
All other	805	707	652	119	106	94	14	26	16

	$1,864	$1,636	$1,298	$309	$268	$208	$85	$94	$67

The Company’s share of net assets and net income is reported in the consolidated financial statements as “Equity in net assets of non-consolidated affiliates” on the consolidated balance sheets and “Equity in net income of non-consolidated affiliates” on the consolidated statements of operations. Included in the Company’s accumulated deficit is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $104 million and $99 million at December 31, 2008 and 2007, respectively.

Restricted net assets related to the Company’s consolidated subsidiaries were approximately $91 million and $85 million, respectively as of December 31, 2008 and 2007. Restricted net assets related to the Company’s non-consolidated affiliates were approximately $220 million and $218 million, respectively as of December 31, 2008 and 2007. Restricted net assets of consolidated subsidiaries are attributable to the Company’s operations in China, where certain regulatory requirements and governmental restraints result in significant restrictions on the Company’s consolidated subsidiaries ability to transfer funds to the Company.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Other Liabilities

Other current liabilities are summarized as follows:

	December 31
	2008	2007
	(Dollars in Millions)

Product warranty and recall reserves	$50	$54
Accrued interest payable	45	62
Restructuring reserves	45	87
Non-income taxes payable	38	34
Income taxes payable	16	13
Other accrued liabilities	94	101

	$288	$351

Other non-current liabilities are summarized as follows:

	December 31
	2008	2007
	(Dollars in Millions)

Income tax reserves	$155	$154
Non-income taxes payable	57	80
Product warranty and recall reserves	50	54
Deferred income	46	63
Restructuring reserves	19	25
Other accrued liabilities	38	52

	$365	$428

In connection with the ACH Transactions, the Company sold to and leased-back from Ford certain land and buildings under two separate lease arrangements both for six-year terms with rental payments at below market rates, which represents continuing involvement under Statement of Financial Accounting Standards No. 98, “Accounting for Leases.” Accordingly, recognition of the $42 million gain associated with these sale-leasebacks was deferred. During 2008, the Company terminated one of these lease arrangements and recognized $12 million of related deferred income, which was offset by the remaining net book value associated with the facility. The remaining deferred income associated with this sale-leaseback will be recognized upon termination of the Company’s continuing involvement with the facility.

The Company also carried deferred gains associated with other sale-leaseback transactions of $12 million and $15 million as of December 31, 2008 and 2007, respectively, which will be recognized over the remaining lease terms of up to five years on these facilities.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Asset Securitization

In October 2008, the Company amended and restated agreements related to its European trade accounts receivable securitization facility (the “European Securitization”) to, among other things, include an additional selling entity and change the master service provider. In connection with these amendments, the Company regained control of previously transferred trade receivables such that, effective October 2008, this facility, which was previously accounted for as a sale of receivables under the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” was accounted for as a secured borrowing and Visteon Financial Centre Plc, a bankruptcy-remote qualifying special purpose entity, was consolidated in accordance with the requirements of FIN 46(R). The accounting impact at the time of these amendments was non-cash affecting and included an increase in Accounts receivable, net of $291 million, a decrease in Interests in accounts receivable transferred of $207 million, and an increase in Long-term debt of $84 million.

Prior to the October 2008 amendments, trade receivables transferred from the Sellers were funded through cash obtained from the issuance of variable loan notes to third-party lenders and through subordinated loans obtained from a wholly-owned subsidiary of the Company, which represented the Company’s retained interest in the trade receivables transferred. Transfers for which the Company received consideration other than a beneficial interest, were accounted for as “true sales” and were removed from the consolidated balance sheet. Transfers for which the Company received a beneficial interest were not removed from the consolidated balance sheet totaled $434 million as of December 31, 2007, were recorded at fair value and were subordinated to the interests of third-party lenders. Securities representing the Company’s retained interests were accounted for as trading securities under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

The table below provides a reconciliation of changes in interests in account receivables transferred for the period through which transfers were accounted for as true sales under SFAS 140.

	December 31
	2008	2007
	(Dollars in Millions)

Beginning balance	$434	$482
Receivables transferred	2,171	3,263
Receivables balance sheet reclassification due to FIN 46(R)	(207)	—
Proceeds from new securitizations	—	(41)
Proceeds from collections reinvested in securitization	(464)	(522)
Cash flows received on interests retained	(1,882)	(2,806)
Exchange	(52)	58

Ending balance	$—	$434

The Company recorded losses of $7 million and $8 million for the years ended December 31, 2008 and 2007, respectively related to trade receivables sold under the European Securitization.

Other

During 2006, the Company sold account receivables without recourse under a European sale of receivables agreement. As of December 31, 2006, the Company had sold approximately 62 million Euro ($81 million). This European sale of receivables agreement was terminated in December 2006. Losses on these receivable sales were approximately $3 million for the year ended December 31, 2006.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13. Debt

Pursuant to affirmative covenants contained in the agreements associated with the Facilities, the Company is required to provide audited annual financial statements within a prescribed period of time after the end of each fiscal year without a “going concern” audit report or like qualification or exception. On March 31, 2009, the Company’s independent registered public accounting firm included an explanatory paragraph in its audit report on the Company’s 2008 consolidated financial statements indicating substantial doubt about the Company’s ability to continue as a going concern. The receipt of such an explanatory statement constitutes a default under the Facilities. On March 31, 2009, the Company entered into Waivers with the lenders under the Facilities, which provide for waivers of such defaults for limited periods of time, as more fully described below.

The Company is exploring various strategic and financing alternatives and has retained legal and financial advisors to assist in this regard. The Company has commenced discussions with lenders under the Facilities, including an ad hoc committee of lenders under its senior secured term loan, regarding the restructuring of the Company’s capital structure. Additionally, the Company has commenced discussions with certain of its major customers to address its liquidity and capital requirements. Any such restructuring may affect the terms of the Facilities, other debt and common stock and may be affected through negotiated modifications to the related agreements or through other forms of restructurings, including under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. There can be no assurance that an agreement regarding any such restructuring will be obtained on acceptable terms with the necessary parties, or at all. If an acceptable agreement is not obtained, an event of default under the Facilities would occur as of the expiration of the Waivers, excluding any extensions thereof, and the lenders would have the right to accelerate the obligations thereunder. Acceleration of the Company’s obligations under the Facilities would constitute an event of default under the senior unsecured notes and would likely result in the acceleration of these obligations as well. In any such event, the Company may be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

The aforementioned has resulted in the classification of $2,554 million of long-term debt as a current liability in accordance with the requirements of SFAS 78 and FASB Emerging Issues Task Force Issue No. 86-30, “Classification of Obligations When a Violation Is Waived by the Creditor.”

Effective March 31, 2009, the Company entered into limited waivers and amendments to the following agreements:

•	The Amended and Restated Credit Agreement, dated as of April 10, 2007 (as amended, supplemented or otherwise modified, the “Term Credit Agreement”), among the Company, certain of its subsidiaries, the lenders party thereto, Credit Suisse Securities (USA) LLC and Sumitomo Mitsui Banking Corporation, as co-documentation agents, Citicorp USA, Inc., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as joint lead arrangers and joint bookrunners;

•	The Credit Agreement, dated as of August 14, 2006 (as amended, supplemented or otherwise modified, the “ABL Credit Agreement”), among the Company, certain of its subsidiaries, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent; and

•	The Master Receivables Purchase & Servicing Agreement, dated as of August 14, 2006 and as amended and restated as of October 29, 2008 (the “Securitization Agreement”), by and among Visteon UK Limited, Visteon Deutschland GmbH, Visteon Sistemas Interiores Espana S.L.U., Cadiz Electronica S.A.U., Visteon Portuguesa Limited, VC Receivables Financing Corporation Limited, Visteon Electronics Corporation, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International Plc, Citicorp USA, Inc., and the Company and the related securitization agreements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Debt — (Continued)

Pursuant to the Limited Waiver (“Term Waiver”) to the Term Credit Agreement, the potential default relating to the inclusion of an explanatory paragraph in the report of the Company’s independent registered public accounting firm indicating substantial doubt about the Company’s ability to continue as a going concern (the “Going-Concern Default”) is waived until May 30, 2009, and the Company is required to complete certain collateral disclosure and perfection matters within certain periods following effectiveness or the Term Waiver may be terminated prior to May 30, 2009 and certain other Events of Default may occur. The Company also entered into a letter agreement, effective as of March 31, 2009 (the “Ad Hoc Committee Letter Agreement”), with the Ad Hoc Committee, which requires, among other things, that the Company and its subsidiaries provide access to management, as well as certain analysis and reports to the Ad Hoc Committee. The agreement also requires the Company and its subsidiaries in North America and Europe to maintain a balance of cash and cash equivalents of at least $335.1 million on a consolidated basis, and requires the Company and its subsidiaries in North America to maintain a balance of cash and cash equivalents of at least $193.5 million on a consolidated basis. The Ad Hoc Committee Letter Agreement provides that the failure to comply with any of its terms will cause termination of the Term Waiver prior to May 30, 2009 and certain other Defaults or Events of Default may occur.

Pursuant to the Fourth Amendment and Limited Waiver to the Credit Agreement and Amendment to Security Agreement (the “ABL Waiver”), the Going-Concern Default is waived until May 30, 2009, and the Company is required to complete certain collateral disclosure and perfection matters within certain periods following effectiveness or the ABL Waiver may be terminated at the discretion of the Administrative Agent. The ABL Waiver also makes several amendments to the ABL Credit Agreement, including:

•	Increasing the interest rate applicable to borrowing and commitment fees payable thereunder;

•	Eliminating the availability of swingline loans and overadvances;

•	Restricting future borrowings or the issuance of any new letters of credit if such borrowing or letter of credit would cause the amount of the Company’s cash and cash equivalents in the U.S. to exceed $100 million, excluding amounts held in certain designated collateral accounts;

•	Requiring the Company to maintain cash and cash equivalents in a certain designated deposit or securities account in amount that at least equals the amount borrowed plus letters of credit issued under the ABL Credit Agreement; and

•	Ensuring that only a certain amount of cash and cash equivalents are held in accounts that are not subject to control agreements securing outstanding amounts under the ABL Credit Agreement.

Pursuant to the Conditional Waiver (the “Securitization Waiver”) to the Securitization Agreement, the Going-Concern Default is waived until June 29, 2009. The Securitization Waiver also makes several amendments to the Securitization Agreement, including:

•	Decreasing the variable funding facility limit to $200 million;

•	Increasing the borrowing rates and commitment fees payable thereunder;

•	Increasing certain reserves;

•	Requiring notification to customers by Visteon of the sales of receivables and re-direction of customer payments to special purpose segregated accounts;

•	Increasing the frequency of borrowing base and other reporting and settlement periods;

•	Giving the agent discretion to access receivables collections; and

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Debt — (Continued)

•	Requiring further amendments from May 31, 2009 that would require customers whose receivable have been sold under the program to make payment thereon directly to the lenders.

As of December 31, 2008, the Company had $2,697 million and $65 million of debt outstanding classified as short-term debt and long-term debt, respectively. The Company’s short and long-term debt balances consist of the following:

		Weighted
		Average
		Interest Rate		Carrying Value
	Maturity	2008	2007	2008	2007
	(Dollars in Millions)

Short-term debt
Debt in default		7.4%	—	$2,554	$—
Current portion of long-term debt		6.3%	5.8%	72	44
Other — short-term		6.1%	5.5%	71	51

Total short-term debt				2,697	95

Long-term debt
8.25% notes due August 1, 2010	2010	—	8.4%	—	553
Term loan due June 13, 2013	2013	—	8.5%	—	1,000
Term loan due December 13, 2013	2013	—	8.6%	—	500
7.00% notes due March 10, 2014	2014	—	7.7%	—	449
12.25% notes due December 31, 2016	2016	—	—	—	—
Other	2010-2027	6.3%	5.6%	65	243

Total long-term debt				65	2,745

Total debt				$2,762	$2,840

The fair value of debt including related interest rate swaps was approximately $826 million at December 31, 2008, based on quoted market prices or current rates for similar debt with the same credit ratings and remaining maturities, compared with a carrying value of $2,762 million. The fair value of debt including related interest rate swaps was approximately $2,657 million at December 31, 2007, compared with a carrying value of $2,840 million.

2008 Debt Transactions

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

The Bond Transactions were accounted for as a modification of existing indebtedness under FASB Emerging Issues Task Force No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Accordingly, an aggregate discount of $10 million related to the net amount of the discount on the New Notes, which were issued at a price of $916.21 per $1,000 in aggregate principle amount, fees paid to creditors and the gain on retirement of $344 million of 8.25% senior notes due August 2010 has been deferred and will be amortized over the life of the New Notes up to December 31, 2013. Additionally, during the second quarter of 2008 the Company recorded $5 million of expenses related to third party fees and recognized $3 million of unamortized gains related to previously terminated interest rate swaps in connection with the Bond Transactions.

In October 2008, the Company amended and restated agreements related to the European Securitization. In connection with these amendments, the Company regained control of previously transferred trade receivables such that, effective October 2008, this facility, which was previously accounted for as a sale of receivables under the provisions of SFAS 140, was accounted for as a secured borrowing and the Transferor was consolidated in accordance with the requirements of FIN 46(R).

2007 Debt Transactions

On November 27, 2007, the Company’s 70% owned subsidiary, Halla Climate Control Corporation, issued two separate unsecured bonds of 60 billion KRW and 70 billion KRW, due November 27, 2009 and 2010 respectively, for total proceeds of approximately $139 million. The proceeds from the new loan, combined with existing cash balances were used to subscribe for an ownership interest in a newly formed Korean company that holds interests in certain of the Company’s climate control operations in India, China and the United States. In December 2007 Visteon redeemed its ownership interest in the newly formed Korean company in exchange for approximately $292 million.

On April 10, 2007, the Company entered into an agreement to amend and restate its $1 billion seven-year term loan due June 13, 2013 (the “Amended Credit Agreement”) to provide an additional $500 million seven-year term loan, which will mature on December 13, 2013. Consistent with the existing term loan, the additional term loan bears interest at a Eurodollar rate plus 3%.

8.25% Notes due August 1, 2010

On August 3, 2000, the Company completed a public offering of unsecured fixed rate term debt securities, which included $700 million maturing on August 1, 2010. On June 18, 2008, the Company repurchased $344 million in aggregate principal amount of its 8.25% senior notes due August 2010 pursuant to the Bond Transactions. These securities bear interest at a stated rate of 8.25%, with interest payable semi-annually on February 1 and August 1, beginning on February 1, 2001. The unsecured term debt securities agreement contains certain restrictions including, among others, a limitation relating to liens and sale-leaseback transactions, as defined in the agreement. The Company was in compliance with applicable restrictions as of December 31, 2008.

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

Pursuant to the Amended Credit Agreement, the Company borrowed an additional $500 million under a seven-year term loan due December 13, 2013. Consistent with the $1 billion seven-year term loan due June 13, 2013, the additional $500 million seven-year term loan is collateralized by a first-priority lien on certain assets of the Company and domestic subsidiaries, as well as a limited number of foreign subsidiaries, including intellectual property, intercompany debt, the capital stock of nearly all direct and indirect subsidiaries, 65% of the stock of most foreign subsidiaries and 100% of the stock of certain foreign subsidiaries who act as guarantors, as well as a second-priority lien on substantially all other tangible and intangible assets of the Company and most of its domestic subsidiaries. The terms of the facility limits the obligation secured by certain U.S. assets to ensure compliance with the Company’s bond indenture. In addition, the terms of the facility limits the amount of dividends that the Company can pay. Borrowings under the additional $500 million seven-year term loan bear interest based on a variable rate interest option selected at the time of borrowing. The Company was in compliance with applicable limitations as of December 31, 2008.

7.00% Notes due March 10, 2014

On March 10, 2004, the Company completed a public offering of unsecured fixed-rate term debt securities totaling $450 million with a maturity of 10 years. The securities bear interest at a stated rate of 7.00%, with interest payable semi-annually on March 10 and September 10, beginning on September 10, 2004. The securities rank equally with the Company’s existing and future unsecured fixed-rate term debt securities and senior to any future subordinated debt. The unsecured term debt securities agreement contains certain restrictions, including, among others, a limitation relating to liens and sale-leaseback transactions, as defined in the agreement. The Company was in compliance with applicable restrictions as of December 31, 2008.

12.25% Notes due December 31, 2016

On June 18, 2008, the Company completed the sale of $206.4 million aggregate principal amount of its 12.25% senior notes due 2016 in a private placement exempt from the registration requirements of the Securities Act of 1933. The New Notes rank equally with the Company’s existing and future unsecured term debt, senior to any future subordinated debt and are guaranteed by certain of its U.S. subsidiaries. The New Notes have not been and will not be registered under the Securities Act or any state securities laws.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Debt — (Continued)

The New Notes were issued pursuant to a supplemental indenture which contains covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness, make certain distributions, investments and other restricted payments, dispose of assets, grant liens on assets, issue guarantees, designate unrestricted subsidiaries, engage in transactions with affiliates, enter into agreements restricting the ability of subsidiaries to pay dividends, engage in sale and leaseback transactions and merge or consolidate or transfer substantially all of its assets, subject to certain exceptions and qualifications. Each of the Company’s existing and future wholly-owned domestic restricted subsidiaries that guarantee debt under the ABL Facility guarantee the New Notes.

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

Other Debt

The U.S. Asset-Backed Lending Facility (“ABL Facility”) allows for total borrowings of up to $350 million. The amount of availability at any time is dependent upon various factors, including outstanding letters of credit, the amount of eligible receivables, inventory and property and equipment. Borrowings under the ABL Facility bear interest based on a variable rate interest option selected at the time of borrowing. The ABL Facility expires on August 14, 2011. As of December 31, 2008, the total facility availability for the Company was $174 million with $50 million available for borrowings after $75 million of outstanding borrowings and $49 million of obligations under outstanding letters of credit. In January 2009, the Company borrowed an additional $30 million under the ABL Facility.

Pursuant to the terms and conditions of the ABL Facility, the Administrative Agent is permitted, at its discretion, to reduce the borrowing base under the ABL Facility. On March 17, 2009, the Company was notified by the Administrative Agent, at its sole discretion, of a $30 million reduction to the Company’s borrowing base to reflect the impairment of long-lived assets. Accordingly, the Company had no available liquidity under the ABL Facility effective March 17, 2009.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Debt — (Continued)

Borrowings under the ABL Facility are secured by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including real property, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of nearly all direct and indirect domestic subsidiaries (other than those domestic subsidiaries the sole assets of which are capital stock of foreign subsidiaries), as well as a second-priority lien on substantially all other material tangible and intangible assets of the Company and most of its domestic subsidiaries which secure the Company’s seven-year term loan agreement. The terms of the ABL Facility limit the obligations secured by certain U.S. assets to ensure compliance with the Company’s bond indenture. Use of the facility is dependent on the Company meeting minimum excess liquidity requirements.

The European Securitization extends until August 2011 and provides up to $325 million in funding from the sale of trade receivables originating from Company subsidiaries located in Germany, Portugal, Spain, France, the United States and the UK (the “Sellers”). The amount of funding available under the European Securitization is based upon the amount of trade receivables transferred by the Sellers reduced by outstanding borrowings under the program and other characteristics of those trade receivables that affect their eligibility (such as bankruptcy or the grade of the obligor, delinquency and excessive concentration). As of December 31, 2008, approximately $98 million of the Company’s trade receivables were considered eligible for borrowing under the European Securitization, $92 million of secured borrowings were outstanding and $6 million was available for funding.

Borrowings under the European Securitization are secured by the underlying receivables and bear interest based on a one-month variable rate plus 225 basis points determined at the time of borrowing. The use of the European Securitization facility is dependent on the Company meeting minimum excess liquidity requirements. The Sellers act as servicing agents and continue to service the transferred receivables for which they receive a monthly servicing fee based on the aggregate amount of the outstanding purchased receivables. The Company is required to pay a monthly fee to the lenders based on the unused portion of the European Securitization.

As of December 31, 2008, the Company had additional debt facilities of $437 million, with $143 million and $65 million in short-term and long-term debt outstanding, respectively, consisting of credit facilities and capital leases for various affiliates and other obligations. Remaining availability on these affiliate credit facilities is approximately $229 million. Certain of these balances are related to a number of the Company’s non-U.S. operations, a portion of which are payable in non-U.S. currencies including, but not limited to the Euro, Brazilian Real and Korean Won.

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

During 2006, the Company entered into interest rate swaps for a portion of the $1 billion seven-year term loan due 2013 ($200 million), effectively converting the designated portion of this loan from a variable interest rate to a fixed interest rate instrument. These interest rate swaps are accounted for as cash flow hedges with the effective portion of the gain or loss reported in the “Accumulated other comprehensive income” component of “Shareholders’ deficit” in the Company’s consolidated balance sheets. The ineffective portion of these swaps is assessed based on the hypothetical derivative method and is recorded as interest expense in the Company’s consolidated statements of operations.

NOTE 14.	Employee Retirement Benefits

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

In May 2007, the Company approved changes to the U.S. salaried pension plans which reduced disability retirement benefits. These changes reduced the projected benefit obligation by approximately $20 million which is being amortized as a reduction of retirement benefit expense over the estimated average remaining service lives.

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. Matching contributions were suspended for the U.S. defined contribution plan effective January 1, 2002, were reinstated on July 1, 2006 and were suspended effective December 1, 2008. The expense related to matching contributions was approximately $8 million, $8 million and $4 million in 2008, 2007 and 2006, respectively.

Visteon Sponsored Postretirement Employee Health Care and Life Insurance Benefits

In the U.S., the Company has a financial obligation for the cost of providing selected postretirement health care and life insurance benefits to its employees under Company-sponsored plans. These plans generally pay for the cost of health care and life insurance for retirees and dependents, less retiree contributions and co-pays.

In October 2008, the Company communicated changes to certain hourly postretirement employee health care plans to eliminate Company-sponsored prescription drug benefits for Medicare eligible retirees, spouses and dependents effective January 1, 2009, to eliminate all benefits for certain employees who are not currently eligible and to provide additional retirement plan benefits. These changes resulted in a net reduction in pension and OPEB liabilities of approximately $92 million. This amount will be amortized as a net reduction of retirement and postretirement employee benefit expense over the average remaining life expectancy of plan participants. The Company recorded curtailment gains in the fourth quarter of 2008 of approximately $16 million reflecting the elimination of future service in these plans.

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

Ford Sponsored Postretirement Employee Health Care and Life Insurance Benefits

Ford charges the Company for the expense of postretirement health care and life insurance benefits that are provided by Ford to certain Company salaried employees who retire after May 24, 2005. The Company is required to fund the actual costs of these benefits as incurred by Ford for the salaried retirees through 2010. In addition, the Company has agreed to contribute funds to a trust to fund postretirement health care and life insurance benefits to be provided by Ford related to these salaried employees and retirees. The required funding is over a 39-year period beginning in 2011. The annual funding requirement during this period will be determined annually based upon amortization of the unfunded liabilities at year-end 2010 plus a portion of annual expense.

The benefit obligations below reflect the salaried life insurance plan changes announced by Ford in 2008 and are based upon Ford’s assumptions. The current and long-term benefit obligations and total net amount recognized in the balance sheets for the postretirement health care and life insurance benefits payable to Ford relating to participation by certain salaried employees were as follows:

	December 31
	2008	2007
	(Dollars in Millions)

Obligation for benefits to certain salaried employees	$67	$81
Unamortized gains associated with the obligation	46	40

Postretirement employee benefits payable to Ford	$113	$121

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits — (Continued)

Benefit Expenses

The Company’s expense for retirement benefits is as follows:

	Retirement Plans						Health Care and Life
	U.S. Plans			Non-U.S. Plans			Insurance Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(Dollars in Millions, Except Percentages)

Costs Recognized in Income
Service cost	$21	$23	$49	$19	$27	$35	$3	$6	$16
Interest cost	73	71	73	70	72	70	31	32	42
Expected return on plan assets	(83)	(76)	(73)	(57)	(55)	(56)	—	—	—
Amortization of:
Transition obligation	—	—	—	—	—	1	—	—	—
Plan amendments	(1)	1	6	5	5	5	(30)	(47)	(49)
Losses and other	—	1	5	2	11	21	10	15	28
Special termination benefits	6	3	1	—	—	—	—	—	—
Curtailments	(1)	7	—	2	4	—	(79)	(58)	(51)
Settlements	—	—	—	20	32	(1)	—	—	—

Visteon sponsored plan net pension/ postretirement expense	15	30	61	61	96	75	(65)	(52)	(14)
Expense for certain salaried employees whose pensions are partially covered by Ford	—	6	(2)	—	—	—	(7)	(5)	(32)

Employee retirement benefit expenses excluding restructuring	$15	$36	$59	$61	$96	$75	$(72)	$(57)	$(46)

Retirement benefit related restructuring expenses
Special termination benefits	$16	$6	$4	$27	$9	$1	$1	$—	$—
Other	2	1	2	—	—	—	—	—	—

Total employee retirement benefit related restructuring expenses	$18	$7	$6	$27	$9	$1	$1	$—	$—

Weighted Average Assumptions Used for Expenses
Discount rate for expense	6.30%	5.95%	5.70%	5.70%	5.05%	4.90%	6.30%	5.85%	5.70%
Assumed long-term rate of return on assets	8.25%	8.00%	8.50%	6.80%	6.50%	6.70%	—	—	—
Initial health care cost trend rate							9.00%	9.30%	9.80%
Ultimate health care cost trend rate							5.00%	5.00%	5.00%
Year ultimate health care cost trend rate reached							2013	2011	2010

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits — (Continued)

Curtailments and Settlements

Curtailment and settlement gains and losses are recorded in accordance with Statement of Financial Accounting Standards Nos. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and are classified in the Company’s consolidated statements of operations as “Cost of sales” or “Selling, general and administrative expenses.” Qualifying curtailment and settlement losses related to the Company’s restructuring activities are reimbursable under the terms of the Amended Escrow Agreement.

During 2008 the Company recorded significant curtailments and settlements of its employee retirement benefit plans as follows:

•	Curtailment gains of $79 million related to elimination of employee benefits associated with U.S. OPEB plans in connection with employee headcount reductions under previously announced restructuring actions. These curtailments reduced the benefit obligations by $7 million.

•	Curtailment losses of $7 million related to the reduction of future service in the UK pension plan for employees at the Company’s Swansea, UK operation in connection with the Swansea Divestiture. These losses were partially offset by curtailment gains in Germany, Mexico and France related to employee headcount reductions under previously announced restructuring actions. These curtailments reduced the benefit obligations by $7 million in the UK and $4 million across Germany, Mexico and France.

•	Settlement losses of $20 million related to UK employee pension obligations of approximately $90 million transferred to Ford in October 2008 for employees that transferred from Visteon to Ford during the years 2005 through 2007 in accordance with the ACH Transactions.

During 2007 the Company recorded significant curtailments and settlements of its employee retirement benefit plans as follows:

•	Curtailment loss of $7 million related to employee retirement benefit obligations under certain U.S. retirement plans in connection with previously announced restructuring actions. These curtailments reduced the benefit obligations by $32 million.

•	Settlement loss of $13 million related to employee retirement benefit obligations under certain German retirement plans for employees of the Dueren and Wuelfrath, Germany facilities, which were included in the Chassis Divestiture. The divestiture also curtailed the future service in the German plans which reduced the benefit obligations by $28 million.

•	Settlement losses of $20 million related to employee retirement benefit obligations under Canadian retirement plans for employees of the Markham, Ontario facility, which was closed in 2002.

•	Curtailment loss of $4 million related to employee retirement benefit obligations for certain salaried employee reductions in the UK.

•	Curtailment gains of $58 million related to elimination of employee benefits associated with a U.S. OPEB plan in connection with employee headcount reductions under previously announced restructuring actions. These curtailments reduced the balance sheet liability by $28 million.

During 2006 the Company recorded significant curtailments and settlements of its employee retirement benefit plans as follows:

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits — (Continued)

•	Effective January 1, 2006, Ford acquired two plants from ACH, which are located in Rawsonville, Michigan and Sterling Heights, Michigan. In connection with this transaction and the Salaried Employee Transition Agreement between the Company and Ford, certain salaried employees of the Company were transferred to Ford who were eligible for benefits or who had rights to benefits under Ford’s postretirement health care and life insurance plans. The Company recorded approximately $24 million related to the relief of postretirement benefits payable to Ford. Additionally, the Company recorded curtailment gains of approximately $48 million related to the reduction in expected years of future service in Visteon sponsored postretirement health care and life insurance and retirement plans.

•	Reduction of approximately 200 hourly employees at certain U.S. manufacturing facilities, resulted in a reduction in expected years of future service in the related retirement and postretirement health care plans. As a result, the Company recorded an OPEB curtailment gain of approximately $14 million and a pension curtailment loss of $3 million.

•	In connection with a plan to exit a North American manufacturing facility, the Company recorded a curtailment loss of $8 million. The curtailment loss reflects a reduction in expected years of future service in the related retirement plans.

Retirement Benefit Related Restructuring Expenses

In addition to normal employee retirement benefit expenses, the Company recorded $46 million, $16 million and $7 million for the years ended December 31, 2008, 2007 and 2006, respectively, for retirement benefit related restructuring charges. Such charges generally relate to special termination benefits, voluntary termination incentives and pension losses and are the result of various restructuring actions as described in Note 5 “Restructuring Activities.” Retirement benefit related restructuring charges are recorded in accordance with SFAS 87, 88, 106, 112 and 158, are initially classified as restructuring expenses and are subsequently reclassified to retirement benefit expenses.

Assumed Health Care Trend Rate Sensitivity

The following table illustrates the sensitivity to a change in the assumed health care trend rate related to Visteon sponsored postretirement employee health care plan expense (excludes certain salaried employees that are covered by a Ford sponsored plan):

Total Service and
	Interest Cost		APBO

100 basis point increase in health care cost trend rates(a)	+$	3 million	+$	28 million
100 basis point decrease in health care cost trend rates(a)	−$	3 million	−$	25 million

(a)	Assumes all other assumptions are held constant.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits — (Continued)

Benefit Obligations

					Health Care
					and Life
	Retirement Plans				Insurance
	U.S. Plans		Non-U.S. Plans		Benefits
	2008	2007	2008	2007	2008	2007
	(Dollars in Millions, Except Percentages)

Change in Benefit Obligation
Benefit obligation — beginning	$1,179	$1,224	$1,248	$1,566	$543	$667
Effect of SFAS 158 adoption	—	17	—	(52)	—	(90)
Service cost	21	23	19	27	3	6
Interest cost	73	71	70	72	31	32
Participant contributions	—	—	6	8	2	1
Amendments/other	5	(19)	7	1	(97)	—
Actuarial loss/(gain)	8	(49)	(52)	(105)	(117)	(20)
Special termination benefits	22	9	27	9	1	—
Curtailments, net	(5)	(32)	(11)	(32)	(7)	(28)
Settlements	—	(1)	(95)	(183)	(4)	—
Foreign exchange translation	—	—	(265)	57	(1)	1
Divestitures	—	—	—	(70)	—	—
Benefits paid	(69)	(64)	(60)	(50)	(29)	(26)

Benefit obligation — ending	$1,234	$1,179	$894	$1,248	$325	$543

Change in Plan Assets
Plan assets — beginning	$1,048	$960	$937	$1,002	$—	$—
Effect of SFAS 158 adoption	—	29	—	24	—	—
Actual return on plan assets	(89)	78	(50)	45	—	—
Sponsor contributions	22	49	111	77	27	25
Participant contributions	—	—	6	8	2	1
Foreign exchange translation	—	—	(197)	38	—	—
Settlements	—	—	(95)	(171)	—	—
Divestitures	—	—	—	(36)	—	—
Benefits paid/other	(73)	(68)	(60)	(50)	(29)	(26)

Plan assets — ending	$908	$1,048	$652	$937	$—	$—

Funded Status of the Plans
Benefit obligations in excess of plan assets	$(326)	$(131)	$(242)	$(311)	$(325)	$(543)
Balance Sheet Classification
Other non-current assets	$—	$—	$10	$5	$—	$—
Accrued employee liabilities	(9)	(3)	(3)	(3)	(29)	(34)
Employee benefits, including pensions	(317)	(128)	(249)	(313)	—	—
Postretirement benefits other than pensions	—	—	—	—	(296)	(509)
Accumulated other comprehensive income
Actuarial loss (gain)	118	(61)	103	119	39	175
Prior service (credit)/cost	(25)	(32)	31	46	(274)	(284)
Deferred taxes	—	—	47	47	—	—

	$93	$(93)	$181	$212	$(235)	$(109)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits — (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $2,009 million and $2,246 million at the 2008 and 2007 measurement dates. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for employee retirement plans with accumulated benefit obligations in excess of plan assets were $1,950 million, $1,846 million and $1,372 million, respectively, for 2008 and $1,693 million, $1,605 million and $1,323 million, respectively, for 2007.

Components of the net change in “Accumulated other comprehensive income (loss)” related to the Company’s retirement, health care and life insurance benefit plans on the Company’s consolidated statements of shareholders’ deficit for the years ended December 31, 2008 and 2007 are as follows:

					Health Care and
	Retirement Plans				Life Insurance
	U.S. Plans		Non-U.S. Plans		Benefits
	2008	2007	2008	2007	2008	2007
	(Dollars in Millions)

Actuarial loss/(gain) arising during the period	$178	$(57)	$45	$(129)	$(126)	$(48)
Prior service cost/(credit) arising during the period	5	(19)	7	1	(97)	—
Reclassification to Net loss	2	9	(82)	2	97	83

	$185	$(67)	$(30)	$(126)	$(126)	$35

Amounts included in “Accumulated other comprehensive income” as of December 31, 2008 that are expected to be realized in 2009 are as follows:

			Health Care and
	Retirement Plans		Life Insurance
	U.S. Plans	Non-U.S. Plans	Benefits
	(Dollars in Millions)

Actuarial (gain)/loss	$3	$—	$7
Prior service cost/(credit)	(3)	4	(26)

	$—	$4	$(19)

Assumptions used by the Company in determining its benefit obligations as of December 31, 2008 and 2007 are summarized in the following table.

					Health Care and
	Retirement Plans				Life Insurance
	U.S. Plans		Non-U.S. Plans		Benefits
Weighted Average Assumptions	2008	2007	2008	2007	2008	2007

Discount rate	6.10%	6.25%	6.05%	5.70%	6.00%	6.05%
Expected rate of return on assets	8.10%	8.25%	6.65%	6.80%	—	—
Rate of increase in compensation	3.25%	3.75%	3.15%	3.30%	—	—
Initial health care cost trend rate					8.33%	9.00%
Ultimate health care cost trend rate					5.00%	5.00%
Year ultimate health care cost trend rate reached					2014	2013

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits — (Continued)

Contributions

During January 2009, the Company reached an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) pursuant to U.S. federal pension law provisions that permit the PBGC to seek protection when a plant closing results in termination of employment for more than 20 percent of employees covered by a pension plan (the “PBGC Agreement”). In connection with the multi-year improvement plan the Company closed its Connersville, Indiana and Bedford, Indiana facilities, which resulted in the separation of all active participants in the respective pension plan. Under the PBGC Agreement, the Company agreed to accelerate payment of a $10.5 million cash contribution, provide a $15 million letter of credit and provide for a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million.

The Company expects to make contributions to its U.S. retirement plans and postretirement employee health care and life insurance plans of $36 million and $29 million, respectively, during 2009. Contributions to non-U.S. retirement plans are expected to be $30 million during 2009. The Company’s expected 2009 contributions may be revised.

Pursuant to certain agreements initially completed in connection with the ACH Transactions, the Company was reimbursed by Ford for $22 million of the $54 million contribution required in connection with the October 2008 settlement of UK pension obligations for employees that transferred from Visteon to Ford during the years 2005 through 2007.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Company plans; expected receipts from the Medicare Prescription Drug Act subsidy are also included below:

			Retiree Health and Life
				Medicare
	Pension Benefits		Gross	Subsidy
	U.S.	Non-U.S.	Payments	Receipts
	(Dollars in Millions)

2009	$78	$42	$30	$1
2010	70	43	30	1
2011	70	44	31	1
2012	70	46	31	1
2013	70	48	31	1
Years 2014 — 2018	354	268	140	6

During 2008 the Company’s Medicare subsidy receipts were approximately $400,000.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits — (Continued)

Plan Assets and Investment Strategy

Substantially all of the Company’s pension assets are managed by outside investment managers and held in trust by third-party custodians. The selection and oversight of these outside service providers is the responsibility of the Investment Committees and their advisors. The selection of specific securities is at the discretion of the investment manager and is subject to the provisions set forth by written investment management agreements and related policy guidelines regarding permissible investments, risk management practices and the use of derivative securities. Investment in debt or equity securities related to the Company or any of its affiliates is prohibited. Derivative securities may be used by investment managers as efficient substitutes for traditional securities, to reduce portfolio risks or to hedge identifiable economic exposures. The use of derivative securities to create economic leverage to engage in unrelated speculation is expressly prohibited.

The primary objective of the pension funds is to pay the plans’ benefit and expense obligations when due. Given the relatively long horizon of these obligations and their sensitivity to interest rates, the investment strategy is intended to improve the funded status of its U.S. and non-U.S. plans over time while maintaining a prudent level of risk. Risk is managed primarily by diversifying each plan’s target asset allocation across equity, fixed income securities and alternative investment strategies, and then maintaining the allocation within a specified range of its target. In addition, diversification across various investment subcategories within each plan is also maintained within specified ranges. The Company’s retirement plan asset allocation at December 31, 2008 and 2007 and target allocation for 2009 are as follows:

	U.S.			Non-U.S.
	Target	Percentage of		Target	Percentage of
	Allocation	Plan Assets		Allocation	Plan Assets
	2009	2008	2007	2009	2008	2007

Equity securities	40%	25%	68%	31%	25%	44%
Fixed income	30	42	32	59	66	56
Alternative strategies	30	25	—	7	6	—
Cash	—	8	—	3	3	—

	100%	100%	100%	100%	100%	100%

Alternative strategies include investments in Global Asset Allocation (“GAA”) and Hedge Fund of Funds (“HFF”). GAA managers primarily invest in equity, fixed income and cash instruments, with the ability to change the allocation mix based on market conditions while remaining within their specific strategy guidelines. HFF managers are investment funds that hold a portfolio of Hedge Funds rather than investing directly in shares, bonds or other securities. The objective of these investments is to reduce portfolio risk through diversification.

The expected long-term rate of return for pension assets has been chosen based on various inputs, including returns projected by various external sources for the different asset classes held by and to be held by the Company’s trusts and its targeted asset allocation. These projections incorporate both historical returns and forward looking views regarding capital market returns, inflation and other variables. The current U.S. cash allocation is related to the timing of rebalancing the portfolio back to its target allocation.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Stock-Based Compensation

During the years ended December 31, 2008 and 2007, the Company recorded benefits of approximately $12 million and $11 million, respectively, due to a decrease in the market value of the Company’s common stock. The Company recorded compensation expense including the cumulative effect of a change in accounting, for various stock-based compensation awards issued pursuant to the plans described below in the amount of $58 million for the year ended December 31, 2006. No related income tax benefits were recorded during the years ended December 31, 2008, 2007 and 2006. During 2008, the Company received no cash from the exercise of share-based compensation instruments and paid $8 million to settle share-based compensation instruments.

Stock-Based Compensation Plans

The Visteon Corporation 2004 Incentive Compensation Plan (“2004 Incentive Plan”) as approved by shareholders, is administered by the Organization and Compensation Committee of the Board of Directors and provides for the grant of incentive and nonqualified stock options, stock appreciation rights (“SARs”), performance stock rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock and various other rights based on common stock. The maximum number of shares of common stock that may be subject to awards under the 2004 Incentive Plan is approximately 22 million shares. During the year ended December 31, 2008, the Company granted approximately 3 million RSUs, 4 million SARs, 100,000 RSAs and 100,000 stock options under the 2004 Incentive Plan. At December 31, 2008, there were approximately 4 million shares of common stock available for grant under the 2004 Incentive Plan. Effective June 14, 2007, the 2004 Incentive Plan was amended to allow the Company to utilize net exercise settlement of stock options. Under a net exercise provision, an option holder is permitted to exercise an option without paying any cash. Instead, the option holder “pays” the exercise price by forfeiting shares subject to the option, based on the value of the underlying shares.

The Visteon Corporation Employees Equity Incentive Plan (“EEIP”) as approved by shareholders is administered by the Organization and Compensation Committee of the Board of Directors and provides for the grant of nonqualified stock options, restricted stock awards and various other rights based on common stock. The maximum number of shares of common stock that may be subject to awards under the EEIP is approximately 7 million shares. During the year ended December 31, 2008, the Company granted approximately 1 million RSAs under the EEIP. At December 31, 2008, there were approximately 1 million shares of common stock available for grant under the EEIP.

The Visteon Corporation Non-Employee Director Stock Unit Plan provides for the automatic annual grant of RSUs to non-employee directors. RSUs awarded under the Non-Employee Director Stock Unit Plan vest immediately but are settled after the participant terminates service as a non-employee director of the Company.

Stock-Based Compensation Awards

The Company’s stock-based compensation awards take the form of stock options, SARs, RSAs and RSUs.

•	Stock options and SARs granted under the aforementioned plans have an exercise price equal to the average of the highest and lowest prices at which the Company’s common stock was traded on the New York Stock Exchange on the date of grant, and become exercisable on a ratable basis over the vesting period. Stock options and SARs granted prior to January 1, 2004, expire 10 years after the grant date. Stock options and SARs granted after December 31, 2003 and prior to January 1, 2007 expire five years following the grant date. Stock options and SARs granted after December 31, 2006 expire seven years following the grant date.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Stock-Based Compensation — (Continued)

Stock options are settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” SARs are settled in cash and result in the recognition of a liability representing the vested portion of the obligation. This liability is recorded in the Company’s consolidated balance sheets under the caption “Accrued employee liabilities” and was less than $1 million as of December 31, 2008 and approximately $10 million as of December 31, 2007.

•	RSAs and RSUs granted under the aforementioned plans vest after a designated period of time (“time-based”), which is generally one to five years, or upon the achievement of certain performance goals (“performance-based”) following the completion of a performance period, which is generally two or three years. RSAs are settled in shares of the Company’s common stock upon the lapse of restrictions on the underlying shares. Accordingly, such amount is recorded in the Company’s consolidated balance sheets under the caption “Shareholders’ deficit — Other.” RSUs awarded under the 2004 Incentive Plan are settled in cash and result in the recognition of a liability representing the vested portion of the obligation. As of December 31, 2007 approximately $8 million and $6 million were recorded in the Company’s consolidated balance sheets under the caption “Accrued employee liabilities” and “Other non-current liabilities”, respectively. As of December 31, 2008 such amounts were less than $1 million.

Upon exercise of stock-based compensation awards settled in shares of Company stock, the Company’s policy is to deliver such shares on a net-settled basis utilizing available treasury shares, purchasing treasury shares or newly issuing shares in accordance with the terms of approved stock-based compensation agreements. In December 2007, the Company’s board of directors authorized a share repurchase program of up to two million shares of Company common stock, which may be repurchased over the following 24 months to fund ongoing employee compensation and benefit plan obligations. Purchases under the program will be funded from Visteon’s existing cash balance. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. The timing, amount, manner and price of repurchases, if any, will be determined by Visteon, at its discretion, and will depend upon, among other things, the stock price, economic and market conditions and such other factors as Visteon considers appropriate. The program may be extended, suspended or discontinued at any time, without notice.

Fair Value Estimation Methodology and Assumptions

The fair value of RSAs is based on the average of the highest and lowest prices at which the Company’s common stock was traded on the New York Stock Exchange on the date of grant and the fair value of RSUs is based on the period-ending market price of the Company’s common stock, while the fair value of stock options is determined at the date of grant using the Black-Scholes option pricing model and the fair value of SARs is determined at each period-end using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires management to make various assumptions including the expected term, expected volatility, risk-free interest rate and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock over the expected term of the award and ranged from 82.06% to 220.52% for SARs at December 31, 2008. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of the stock-based compensation instrument. The dividend yield assumption is based on historical patterns and future expectations for Company dividends.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Stock-Based Compensation — (Continued)

Weighted average assumptions used to estimate the fair value of stock-based compensation awards as of December 31, are as follows:

	SARs			Stock Options*
	2008	2007	2006	2008	2007	2006

Expected term (in years)	2.02	2.76	2.75	5.63	4-6	4
Expected volatility	100.14%	62.3%	59.0%	53.75%	59.0%	57.0%
Risk-free interest rate	1.02%	3.22%	4.72%	2.72%	4.55%-4.70%	5.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

*	Assumptions at grant date

Stock Appreciation Rights and Stock Options

The following is a summary of the range of exercise prices for stock options and SARs that are currently outstanding and that are currently exercisable at December 31, 2008:

	Stock Options			Stock Options
	and SARs Outstanding			and SARs Exercisable
		Weighted			Weighted
	Number	Average	Weighted Average	Number	Average Exercise
	Outstanding	Remaining Life	Exercise Price	Exercisable	Price
	(In thousands)	(In Years)		(In thousands)

$ 0.71 - $ 7.00	13,098	3.5	$5.18	9,110	$5.74
$ 7.01 - $12.00	6,530	3.5	$9.31	4,174	$9.49
$12.01 - $17.00	3,472	2.4	$13.44	3,472	$13.44
$17.01 - $22.00	1,796	2.3	$17.46	1,796	$17.46

	24,896			18,552

The intrinsic value of stock options and SARs outstanding and exercisable was zero at December 31, 2008 and 2007. The intrinsic value of stock options and SARs was $34 million and $10 million, respectively, at December 31, 2006. The weighted average fair value of SARs granted was $0.06, $1.65 and $5.25 at December 31, 2008, 2007 and 2006, respectively. The weighted average fair value of stock options granted was $1.97, $4.90 and $2.79 at December 31, 2008, 2007 and 2006, respectively.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Stock-Based Compensation — (Continued)

As of December 31, 2008, there was approximately $2 million and $65,000 of total unrecognized compensation cost related to non-vested stock options and SARs, respectively, granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted average period of approximately one year. A summary of activity, including award grants, exercises and forfeitures is provided below for stock options and SARs.

		Weighted		Weighted
		Average		Average
	Stock Options	Exercise Price	SARs	Exercise Price
	(In thousands)		(In thousands)

Outstanding at December 31, 2005	15,014	$10.68	6,103	$7.43
Granted	41	$5.79	4,719	$4.78
Exercised	(873)	$6.62	(434)	$6.25
Forfeited or expired	(1,217)	$12.41	(1,118)	$6.46

Outstanding at December 31, 2006	12,965	$10.77	9,270	$6.30
Granted	1,976	$8.98	3,151	$8.94
Exercised	(965)	$6.51	(1,219)	$5.68
Forfeited or expired	(1,048)	$10.86	(1,237)	$6.50

Outstanding at December 31, 2007	12,928	$10.80	9,965	$7.19
Granted	100	$3.63	4,266	$3.64
Exercised	—	$—	—	$—
Forfeited or expired	(1,029)	$11.83	(1,334)	$6.65

Outstanding at December 31, 2008	11,999	$10.70	12,897	$6.07
Less: Outstanding but not exercisable at December 31, 2008	802		5,542

Exercisable at December 31, 2008	11,197	$10.82	7,355	$6.63

Restricted Stock Units and Restricted Stock Awards

The weighted average grant date fair value of RSUs granted was $0.11, $8.79 and $4.90 for the periods ended December 31, 2008, 2007 and 2006, respectively. The weighted average grant date fair value of RSAs was $3.41, $7.75 and $5.85 for the periods ended December 31, 2008, 2007 and 2006, respectively. The total fair value of RSAs vested during the periods ended December 31, 2008, 2007 and 2006 was approximately $132,000, $10,000 and $10 million, respectively. As of December 31, 2008, there was approximately $2 million and $500,000 of total unrecognized compensation cost related to non-vested RSAs and RSUs, respectively, granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted average period of approximately two years. A summary of activity, including award grants, vesting and forfeitures is provided below for RSAs and RSUs.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Stock-Based Compensation — (Continued)

			Weighted Average
			Grant Date Fair
	RSAs	RSUs	Value
	(In thousands)

Non-vested at December 31, 2005	2,217	5,599	$7.89
Granted	25	2,192	$4.90
Vested	(2,098)	(324)	$7.36
Forfeited	(19)	(804)	$6.70

Non-vested at December 31, 2006	125	6,663	$7.23
Granted	90	1,219	$8.73
Vested	(3)	(2,262)	$9.76
Forfeited	(120)	(1,047)	$7.45

Non-vested at December 31, 2007	92	4,573	$6.42
Granted	1,305	3,326	$3.60
Vested	(35)	(3,335)	$5.61
Forfeited	(182)	(418)	$5.18

Non-vested at December 31, 2008	1,180	4,146	$4.60

NOTE 16.	Income Taxes

Income tax provision

Loss before income taxes, minority interests, discontinued operations, change in accounting and extraordinary item, excluding equity in net income of non-consolidated affiliates and the components of provision for income taxes are shown below:

	Year Ended December 31
	2008	2007	2006
	(Dollars in Millions)

U.S.	$(440)	$(384)	$(292)
Non-U.S.	(132)	52	170

Total loss before income taxes	$(572)	$(332)	$(122)

Current tax provision (benefit)
U.S. federal	$(4)	$—	$—
Non-U.S.	96	93	118
U.S. state and local	1	—	(1)

Total current	93	93	117

Deferred tax provision (benefit)
U.S. federal	—	(73)	(68)
Non-U.S.	22	(4)	(24)
U.S. state and local	1	4	—

Total deferred	23	(73)	(92)

Total provision for income taxes	$116	$20	$25

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Income Taxes — (Continued)

A summary of the differences between the provision for income taxes calculated at the U.S. statutory tax rate of 35% and the consolidated provision for income taxes is shown below:

	Year Ended December 31
	2008	2007	2006
	(Dollars in Millions)

Loss before income taxes, minority interests, discontinued operations, change in accounting and extraordinary item, excluding equity in net income of non-consolidated affiliates, multiplied by the U.S. statutory rate of 35%	$(200)	$(116)	$(43)
Effect of:
Impact of foreign operations, including withholding taxes	(5)	(34)	(23)
State and local income taxes	(14)	(16)	(8)
Tax benefits allocated to loss from continuing operations	—	(91)	(68)
U.S. research tax credits	(3)	(8)	(10)
Tax reserve adjustments	12	72	8
Tax on intragroup transfer of affiliate	—	34	—
U.S. divestiture of foreign non-consolidated affiliate	—	—	(5)
Change in valuation allowance	316	160	178
Mexican tax law change	—	18	—
Medicare subsidy	1	1	(5)
Other	9	—	1

Provision for income taxes	$116	$20	$25

The Company’s 2008 income tax provision includes income tax expense of $110 million related to certain countries where the Company is profitable, accrued withholding taxes and the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries to the extent not offset by other categories of income. The 2008 income tax provision also includes $12 million for the net increase in unrecognized tax benefits resulting from positions taken in tax returns filed during the year, as well as those expected to be taken in future tax returns, including interest and penalties. Additionally, the Company recorded approximately $6 million of income tax benefit related to favorable tax law changes in 2008, including U.S. legislation enacted in July 2008 which allowed the Company to record certain U.S. research tax credits previously subject to limitation as refundable.

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

In December 2007 Visteon redeemed its ownership interest in a newly formed Korean company in exchange for approximately $292 million as part of a legal restructuring of its climate control operations in Asia with Halla Climate Control Corporation. As part of this restructuring, the Company concluded that a portion of HCCC’s earnings were permanently reinvested under Accounting Principles Board Opinion No. 23 “Accounting for Income Taxes-Special Areas” and recorded a $30 million income tax benefit related to the reduction of previously established withholding tax accruals, partially offset by $12 million of income tax expense related to a taxable gain from the restructuring.

The Company’s 2006 provision of $25 million reflects a $68 million benefit related to offsetting U.S. pretax operating losses against U.S. pretax other comprehensive income, as well as income tax expense related to those countries where the Company is profitable, accrued withholding taxes, certain non-recurring and other discrete tax items, the inability to record a tax benefit for pretax losses in certain foreign countries and pretax losses in the U.S. not offset by U.S. pretax other comprehensive income as described above. Non-recurring and other discrete tax items recorded in 2006 resulted in a net benefit of $21 million. This includes a $14 million benefit recorded in the second quarter of 2006 related to the restoration of deferred tax assets associated with the Company’s operations in Brazil, a benefit of $15 million related to reducing the Company’s dividend withholding taxes accrued for the unremitted earnings of Spain and the Czech Republic as a result of a legal entity restructuring that was completed in the fourth quarter of 2006, offset by a net $8 million in provisions recorded primarily to increase income tax reserves for prior year tax exposures in various foreign jurisdictions.

Deferred income taxes and related valuation allowances

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating loss, tax credit and other carryforwards. Additionally, deferred taxes have been provided for the net effect of repatriating earnings from consolidated and unconsolidated foreign affiliates, except for approximately $220 million of Korean earnings considered permanently reinvested under Accounting Principles Board Opinion No. 23 “Accounting for Income Taxes-Special Areas”. If these earnings were repatriated, additional withholding tax expense of approximately $25 million would have been incurred.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Income Taxes — (Continued)

SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, both positive and negative, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Significant management judgment is required in determining the Company’s valuation allowance against its deferred tax assets, and in making its assessment, the evidence considered includes historical and projected financial performance, as well as the nature, frequency and severity of recent losses along with any other pertinent information.

During the fourth quarter of 2008 the Company concluded, based on the weight of available evidence, that the deferred tax assets associated with its Visteon Sistemas operations located in Brazil required a full valuation allowance which resulted in a charge to income tax expense of $22 million. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries, which include the UK and Germany, until sufficient positive evidence exists to reduce or eliminate them. At December 31, 2008 the Company has recorded net deferred tax assets, net of valuation allowances, of approximately $33 million in certain foreign jurisdictions, the realization of which is dependent on generating sufficient taxable income in future periods. While the Company believes it is more likely than not that these deferred tax assets will be realized, failure to achieve its taxable income targets which considers, among other sources, future reversals of existing taxable temporary differences (including FIN 48 liabilities), would likely result in an increase in the valuation allowance in the applicable period.

The components of deferred income tax assets and liabilities are as follows:

	December 31
	2008	2007
	(Dollars in Millions)

Deferred tax assets
Employee benefit plans	$337	$387
Capitalized expenditures for tax reporting	128	165
Net operating losses and carryforwards	1,746	1,703
All other	256	289

Subtotal	2,467	2,544
Valuation allowance	(2,079)	(2,102)

Total deferred tax assets	$388	$442

Deferred tax liabilities
Depreciation and amortization	$130	$83
All other	337	421

Total deferred tax liabilities	467	504

Net deferred tax liabilities	$79	$62

At December 31, 2008 and 2007, net short-term deferred tax liabilities in the amount of $3 million and $1 million, respectively, were included in “Other current liabilities” on the consolidated balance sheets.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Income Taxes — (Continued)

At December 31, 2008, the Company had available tax-effected non-U.S. net operating loss and other carryforwards of $353 million, which have carryforward periods ranging from 5 years to indefinite. The Company had available tax-effected U.S. net operating loss and capital loss carryforwards of $710 million at December 31, 2008, which will expire at various dates between 2009 and 2028. U.S. foreign tax credit carryforwards are $565 million at December 31, 2008. These credits will begin to expire in 2011. U.S. research tax credits carryforwards are $118 million at December 31, 2008. These credits will begin to expire in 2020. The availability of the Company’s federal net operating loss carryforward and other federal income tax attributes may be eliminated or significantly limited if a change of ownership of Visteon, within the meaning of Section 382 of the Internal Revenue Code, were to occur.

As of the end of 2008, valuation allowances totaling $2,079 million have been recorded against the Company’s deferred tax assets. Of this amount, $1,726 million relates to the Company’s deferred tax assets in the U.S., including amounts related to foreign affiliates that are treated as pass-through entities for U.S. tax purposes, and $353 million relates to net operating loss carryforwards and other deferred tax assets in certain foreign jurisdictions, where recovery of the carryforwards or assets is unlikely.

Unrecognized Tax Benefits

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which establishes a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

The Company’s gross unrecognized tax benefits at December 31, 2008 were $238 million and the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were approximately $119 million. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions will not impact the effective tax rate in current or future periods. In connection with the adoption of FIN 48 and beginning January 1, 2007, the Company classified all interest and penalties as income tax expense. Prior to the adoption of FIN 48, the Company’s policy was to record interest and penalties related to income tax contingencies as a component of income before taxes. Estimated interest and penalties related to the underpayment of income taxes totaled $2 million and $14 million for the twelve-months ended December 31, 2008 and 2007, respectively. Accrued interest and penalties were $36 million and $34 million as of December 31, 2008 and 2007, respectively.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Income Taxes — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
	(Dollars in Millions)

Beginning balance, January 1	$229	$147
Tax positions related to current year
Additions	39	77
Tax positions related to prior years
Additions	7	14
Reductions	(13)	(13)
Settlements with tax authorities	—	—
Lapses in statute of limitations	(8)	(4)
Effect of exchange rate changes	(16)	8

Ending balance, December 31	$238	$229

The Company and its subsidiaries have operations in every major geographic region of the world and are subject to income taxes in the U.S. and numerous foreign jurisdictions. Accordingly, the Company files tax returns and is subject to examination by taxing authorities throughout the world, including such significant jurisdictions as Korea, India, Portugal, Spain, Czech Republic, Hungary, Mexico, Canada, China, Brazil, Germany and the United States. With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2004 or state and local, or non-U.S. income tax examinations for years before 2000.

It is reasonably possible that the amount of the Company’s unrecognized tax benefits may change within the next twelve months as a result of settlement of ongoing audits, for changes in judgment as new information becomes available related to positions both already taken and those expected to be taken in tax returns, primarily related to transfer pricing-related initiatives, or from the closure of tax statutes. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. However, the Company believes it is reasonably possible it will reduce the amount of its existing unrecognized tax benefits impacting the effective tax rate by $5 to $10 million due to the lapse of statute of limitations. Further, substantially all of the Company’s unrecognized tax benefits relate to uncertain tax positions that are not currently under review by taxing authorities and therefore, the Company is unable to specify the future periods in which it may be obligated to settle such amounts.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Shareholders’ Deficit — (Continued)

On May 17, 2007, Visteon entered into a letter agreement (the “Letter Agreement”) with LB I Group, Inc., an affiliate of Lehman Brothers (“Lehman”), and Ford, pursuant to which, among other things, the Company consented to the transfer by Ford of the warrant to purchase 25 million shares of Visteon common stock and waived a provision of the Stockholder Agreement, dated as of October 1, 2005, between Visteon and Ford, that would have prohibited such transfer. The Letter Agreement also restricts Lehman’s ability to enter into certain hedging transactions in respect of the shares underlying the Warrant for the first two years following such transfer. In addition, the warrant was modified so that that it will not be exercisable (except in the event of a change of control of Visteon) or transferable until May 17, 2009.

Accumulated other comprehensive income is comprised of the following:

	December 31
	2008	2007
	(Dollars in Millions)

Foreign currency translation adjustments	$208	$297
Pension and other postretirement benefit adjustments, net of tax	(39)	(10)
Unrealized losses on derivatives	(12)	(12)

Total accumulated other comprehensive income	$157	$275

Treasury stock is carried at an average cost basis, is purchased for employee benefit plans, and consists of approximately 500,000 shares at December 31, 2008.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Loss Per Share

Basic net loss per share of common stock is calculated by dividing reported net loss by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock.

	December 31
	2008	2007	2006
	(Dollars in Millions,
	Except Per Share Amounts)

Numerator:
Net loss from continuing operations before change in accounting and extraordinary item	$(681)	$(348)	$(145)
Loss from discontinued operations, net of tax	—	24	22

Net loss before change in accounting and extraordinary item	(681)	(372)	(167)
Cumulative effect of change in accounting, net of tax	—	—	(4)

Net loss before extraordinary item	(681)	(372)	(171)
Extraordinary item, net of tax	—	—	8

Net loss	$(681)	$(372)	$(163)

Denominator:
Average common stock outstanding	130.4	129.5	128.4
Less: Average restricted stock outstanding	(1.0)	(0.1)	(0.5)

Basic shares	129.4	129.4	127.9
Net dilutive effect of restricted stock and stock options	—	—	—

Diluted shares	129.4	129.4	127.9

Basic and Diluted per Share Data:
Basic and diluted loss per share from continuing operations before change in accounting and extraordinary item	$(5.26)	$(2.69)	$(1.13)
Loss from discontinued operations, net of tax	—	0.18	0.17

Basic and diluted loss per share before change in accounting and extraordinary item	(5.26)	(2.87)	(1.30)
Cumulative effect of change in accounting, net of tax	—	—	(0.03)

Basic and diluted loss per share before extraordinary item	(5.26)	(2.87)	(1.33)
Extraordinary item, net of tax	—	—	0.06

Basic and diluted loss per share	$(5.26)	$(2.87)	$(1.27)

Options to purchase 12 million shares of common stock at exercise prices ranging from $21.47 per share to $3.63 per share and warrants to purchase 25 million shares were outstanding for 2008 but were not included in the computation of diluted loss per share as inclusion of such items would be anti-dilutive. The options expire at various dates between 2009 and 2015. In addition, for 2007 and 2006, potential common stock of approximately 2.9 million shares and 2.4 million shares, respectively, are excluded from the calculation of diluted loss per share because the effect of including them would have been anti-dilutive.

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

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

Other Observable
Inputs (Level 2)
(Dollars in Millions)

Assets
Foreign currency instruments	$15
Interest rate swaps	17

Total	$32

Liabilities
Foreign currency instruments	$11

Valuation Methods

Interest rate swaps and foreign currency hedge instruments — These financial instruments are valued under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

The carrying amounts of all other financial instruments approximate their fair values because of the relatively short-term maturity of these instruments.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Financial Instruments

The Company follows Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” in accounting for financial instruments. Under SFAS 133, the criteria used to determine whether hedge accounting treatment is appropriate are the designation of the hedge to an underlying exposure, reduction of overall risk and a highly effective relationship between the hedging instrument and the hedged item or transaction.

Where possible, the Company uses derivative financial instruments to reduce exposure to adverse fluctuations in interest rates and foreign currency exchange rates in connection with its risk management policies. The Company monitors its exposure to interest rate risk principally in relation to fixed-rate and variable-rate debt. Accordingly, the Company has entered into certain fixed-for-variable and variable-for-fixed interest rate swap agreements to manage such interest rate exposures. Additionally, the Company monitors its exposure to the risk that net cash inflows resulting from sales outside the country of manufacturing origin will be adversely affected by changes in foreign currency exchange rates. Accordingly, the Company enters into forward exchange contracts and purchase foreign currency options to hedge certain portions of forecasted cash flows denominated in foreign currencies.

At inception, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. The Company formally assesses, at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings. Derivatives not designated as a hedge are adjusted to fair value through operating results. The Company’s policy specifically prohibits the use of derivatives for speculative purposes.

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value. The fair values of derivatives used to hedge the Company’s risks fluctuate over time, generally in relation to the fair values or cash flows of the underlying hedged transactions or exposures. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. At the inception of the hedging relationship, the Company must designate the instrument as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. This designation is based upon the exposure being hedged.

Fair Value Hedges

As of December 31, 2008 and 2007, respectively, the Company had interest rate swaps designated as hedges of the fair value of a portion of the 8.25% notes due August 1, 2010 ($125 million) and a portion of the 7.00% notes due March 10, 2014 ($225 million). These interest rate swaps effectively convert the designated portions of these notes from fixed interest rate to variable interest rate instruments in connection with the Company’s risk management policies. The Company estimates the fair value of these interest rate swaps based on quoted market prices.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Financial Instruments — (Continued)

The notional amount of these interest rate swaps was $350 million at December 31, 2008 and 2007. The fair market value of the interest rate swaps was an asset of $25 million and a liability of $2 million at December 31, 2008 and 2007, respectively. The effect of marking these contracts to market has been recorded in the Company’s consolidated balance sheets as a direct adjustment to the underlying debt. The adjustment does not affect the results of operations unless the contract is terminated, in which case the resulting cash flow is offset by a valuation adjustment of the underlying debt and is amortized to interest expense over the remaining life of the debt. During 2008, 2007 and 2006, there was no ineffectiveness related to these interest rate swaps.

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges of forecasted transactions are reflected as other assets or liabilities in the Company’s consolidated balance sheets. Changes in the fair value of cash flow hedges are initially recorded as a component of “Other comprehensive loss” and reclassified to the consolidated statement of operations when the hedged transactions affect results of operations. At this time, a gain or loss on the cash flow hedge is recognized representing the excess of the cumulative change in the present value of future cash flows of the hedged item. Any ineffective portion of a cash flow hedge is immediately recognized in earnings. The maximum length of time over which the Company hedges the variability in future cash flows for forecasted transactions excluding those forecasted transactions related to the payment of variable interest on existing debt is up to one year from the date of the forecasted transaction. The maximum length of time over which the Company hedges forecasted transactions related to the payment of variable interest on existing debt is the term of the underlying debt.

As of December 31, 2008 and 2007, the Company had interest rate swaps designated as hedges of forecasted cash flows related to future interest payments for a portion of the $1 billion seven-year term loan due June 13, 2013 ($200 million). These interest rate swaps effectively convert the designated portion of the seven-year term loan from a variable rate instrument to a fixed rate instrument in connection with the Company’s risk management policies. The Company recorded less than $1 million and $1 million of ineffectiveness related to these interest rate swaps for the years ended December 31, 2008 and 2007, respectively. The notional amount of these interest rate swaps was $200 million at December 31, 2008 and 2007. The fair market value of the interest rate swaps was a liability of $8 million and $7 million at December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, the net fair value of foreign currency instruments which are designated as hedges of forecasted cash flows related to the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables or subsidiary dividends were an asset of $4 million and a liability of $1 million, respectively. The notional amounts of foreign currency instruments in equivalent U.S. dollars were $355 million and $515 million at December 31, 2008 and 2007, respectively. The fair value of foreign currency instruments was estimated using current market rates provided by outside quotation services.

The net gain recognized in earnings related to cash flow hedges during the year ended December 31, 2008 was $6 million; the net gain realized in December 31, 2007 and 2006 was less than $1 million and $4 million, respectively. Such amounts are recorded in the Company’s consolidated statements of operations under the classification “Cost of sales.” Within the next 12 months, the Company expects to reclassify approximately $1 million on a pre-tax basis from other comprehensive loss to results from operations as the anticipated underlying transactions occur.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Financial Instruments — (Continued)

Other

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

Concentrations of Credit Risk

Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty, and through monitoring counterparty credit risks. The Company’s concentration of credit risk related to derivative contracts at December 31, 2008 was not significant.

With the exception of the customers below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at December 31:

	December 31
	2008	2007

Ford and affiliates	18%	18%
PSA Peugeot Citroën	16%	11%
Hyundai Motor Company	13%	13%
Hyundai Mobis Company	10%	7%

Management periodically performs credit evaluations of its customers and generally does not require collateral.

NOTE 21.	Commitments and Contingencies

Information Technology Agreement

Prior to January 2003 and since the Company’s separation from Ford, Ford had provided the Company with and charged the Company for many of the Company’s information technology needs. In January 2003, the Company entered into a 10-year outsourcing agreement with International Business Machines (“IBM”) pursuant to which the Company outsources most of its information technology needs on a global basis, including mainframe support services, data centers, customer support centers, application development and maintenance, data network management, desktop support, disaster recovery and web hosting. During 2006, the Company and IBM modified this agreement, resulting in certain changes to the service delivery model and related service charges. The service charges under the outsourcing agreement are expected to aggregate approximately $350 million during the remaining term of the agreement, subject to changes based on the Company’s actual consumption of services to meet its then current business needs. The outsourcing agreement may also be terminated for the Company’s business convenience under the agreement for a scheduled termination fee. Associated expenses were approximately $100 million in 2008 and approximately $200 million in both 2007 and 2006.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21.	Commitments and Contingencies — (Continued)

Operating Leases

At December 31, 2008, the Company had the following minimum rental commitments under non-cancelable operating leases: 2009 — $49 million; 2010 — $37 million; 2011 — $28 million; 2012 — $37 million; 2013 — $14 million; thereafter — $18 million. Rent expense was $81 million in 2008, $80 million in 2007 and $70 million in 2006.

Debt

Debt, including capital lease obligations, at December 31, 2008, included maturities as follows: 2009 — $2,697 million; 2010 — $60 million; 2011 — $3 million; 2012 — $1 million; 2013 — $1 million.

Guarantees

The Company has guaranteed approximately $90 million for lease payments and $8 million of debt capacity related to its subsidiaries. The Company has also guaranteed certain Tier 2 supplier and other third-party obligations of up to $2 million to ensure the continued supply of essential parts. In connection with the January 2009 PBGC Agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million.

Litigation and Claims

On March 31, 2009, Visteon UK Limited, a company organized under the laws of England and Wales and an indirect, wholly-owned subsidiary of the Company (the “UK Debtor”), filed for administration (the “UK Administration”) under the United Kingdom Insolvency Act of 1986 with the High Court of Justice, Chancery division in London, England. The UK Administration does not include the Company or any of the Company’s other subsidiaries. The UK Administration is discussed in Note 24, “Subsequent Event.”

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The following table provides a reconciliation of changes in the product warranty and recall claims liability for the selected periods:

	December 31
	2008	2007
	(Dollars in Millions)

Beginning balance	$108	$105
Accruals for products shipped	43	48
Changes in estimates	3	(16)
Settlements	(54)	(29)

Ending balance	$100	$108

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21.	Commitments and Contingencies — (Continued)

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

The Company is aware of contamination at some of its properties and relating to various third-party Superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites. At December 31, 2008, the Company had recorded a reserve of approximately $5 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at December 31, 2008 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate.

NOTE 22.	Segment Information

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

The Company’s chief operating decision making group, comprised of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluates the performance of the Company’s segments primarily based on net sales, before elimination of inter-company shipments, gross margin and operating assets. Gross margin is defined as total sales less costs to manufacture and product development and engineering expenses. Operating assets include inventories and property and equipment utilized in the manufacture of the segments’ products.

The Company’s reportable segments as of December 31, 2008 are as follows:

Climate — The Company’s Climate product group includes facilities that primarily manufacture climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems. Climate accounted for approximately 30%, 28%, and 26% of the Company’s total net sales, excluding ACH and intra-product group eliminations, in 2008, 2007 and 2006, respectively.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.	Segment Information — (Continued)

Electronics — The Company’s Electronics product group includes facilities that primarily manufacture audio systems, infotainment systems, driver information systems, powertrain and feature control modules, climate controls, electronic control modules and lighting. Electronics accounted for approximately 33%, 31% and 30% of the Company’s total net sales, excluding ACH and intra-product group eliminations, in 2008, 2007 and 2006, respectively.

Interiors — The Company’s Interiors product group includes facilities that primarily manufacture instrument panels, cockpit modules, door trim and floor consoles. Interiors accounted for approximately 28%, 27% and 26% of the Company’s total net sales, excluding ACH and intra-product group eliminations, in 2008, 2007 and 2006, respectively.

Other — The Company’s Other product group includes facilities that primarily manufacture fuel products, powertrain products, as well as parts sold and distributed to the automotive aftermarket. Other accounted for approximately 5%, 10% and 14% of the Company’s total net sales, excluding ACH and intra-product group eliminations, in 2008, 2007 and 2006, respectively.

Services — The Company’s Services operations provide various transition services in support of divestiture transactions, principally related to the ACH Transactions. The Company supplies leased personnel and transition services as required by certain agreements entered into by the Company with ACH as a part of the ACH Transactions and amended in 2008. Pursuant to the Master Services Agreement and the Amended Salaried Employee Lease Agreement the Company, has agreed to provide ACH with certain information technology, personnel and other services to enable ACH to conduct its business. Services to ACH are provided at a rate approximately equal to the Company’s cost until such time the services are no longer required by ACH or the expiration of the related agreement. In addition to services provided to ACH, the Company provided certain transition services related to the Chassis Divestiture through October 2008.

The accounting policies for the reportable segments are the same as those described in the Note 2 “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements. Key financial measures reviewed by the Company’s chief operating decision makers are as follows:

	Net Sales			Gross Margin
	Year Ended December 31			Year Ended December 31
	2008	2007	2006	2008	2007	2006
	(Dollars in Millions)

Climate	$2,994	$3,370	$3,123	$207	$233	$170
Electronics	3,251	3,646	3,514	193	276	373
Interiors	2,748	3,183	3,059	27	75	65
Other	505	1,178	1,658	29	3	68
Eliminations	(421)	(656)	(648)	—	—	—

Total Products	9,077	10,721	10,706	456	587	676
Services	467	554	550	3	6	5

Total Segments	9,544	11,275	11,256	459	593	681
Reconciling Items
Corporate	—	—	—	—	(20)	72

Total consolidated	$9,544	$11,275	$11,256	$459	$573	$753

The above amounts include product sales of $3,095 million to Ford Motor Company and $1,983 million to Hyundai/Kia for the year ended December 31, 2008.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.	Segment Information — (Continued)

Segment Operating Assets

	Inventories, Net			Property and Equipment, Net
	Year Ended December 31			Year Ended December 31
	2008	2007	2006	2008	2007	2006

Climate	$166	$197	$161	$813	$947	$962
Electronics	131	154	154	626	758	796
Interiors	43	59	66	298	533	484
Other	14	85	139	5	57	253

Total Products	354	495	520	1,742	2,295	2,495
Reconciling Items
Corporate	—	—	—	420	498	539

Total consolidated	$354	$495	$520	$2,162	$2,793	$3,034

Segment Expenditures

	Depreciation and Amortization			Capital Expenditures
	Year Ended December 31			Year Ended December 31
	2008	2007	2006	2008	2007	2006

Climate	$129	$151	$129	$133	$147	$174
Electronics	135	129	109	68	89	78
Interiors	61	64	49	63	88	66
Other	11	27	45	1	13	55

Total Products	336	371	332	265	337	373
Reconciling Items
Corporate	80	101	98	29	39	—

Total consolidated	$416	$472	$430	$294	$376	$373

Reconciling Items and Reclassifications

Certain adjustments are necessary to reconcile segment financial information to the Company’s consolidated amounts. Corporate reconciling items are related to the Company’s technical centers, corporate headquarters and other administrative and support functions.

Segment information as of December 31, 2007 has been reclassified to reflect the Company’s Mobile Electronics and Philippines operations in the Electronics and Interiors product groups, respectively. These operations were previously reflected in the Other product group and have been reclassified consistent with the Company’s current management reporting structure. Additionally, segment information as of December 31, 2006 has been reclassified to reflect the alignment of the Company’s South American operations with their respective global product groups during the first quarter of 2007.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.	Segment Information — (Continued)

Financial Information by Geographic Region

				Net Property
	Net Sales			and Equipment
	Year Ended December 31			December 31
	2008	2007	2006	2008	2007
	(Dollars in Millions)

Geographic region:
United States	$3,262	$4,070	$4,471	$719	$931
Mexico	75	55	247	66	69
Canada	66	102	96	23	35
Intra-region eliminations	(71)	(68)	(94)	—	—

North America	3,332	4,159	4,720	808	1,035
Germany	274	490	699	43	63
France	799	853	864	150	245
United Kingdom	401	529	460	17	50
Portugal	487	543	554	115	136
Spain	570	658	672	73	122
Czech Republic	602	608	466	225	250
Hungary	469	416	277	78	94
Other Europe	250	258	211	72	45
Intra-region eliminations	(159)	(231)	(211)	—	—

Europe	3,693	4,124	3,992	773	1,005
Korea	2,077	2,204	1,810	308	443
China	282	231	231	91	87
India	238	260	257	57	68
Japan	224	236	226	18	16
Other Asia	223	217	159	35	49
Intra-region eliminations	(162)	(159)	(184)	—	—

Asia	2,882	2,989	2,499	509	663
South America	474	528	522	72	90
Intra-region eliminations	(837)	(525)	(477)	—	—

	$9,544	$11,275	$11,256	$2,162	$2,793

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 23.	Summary Quarterly Financial Data (Unaudited)

The following tables present summary quarterly financial data.

	2008				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in Millions, Except Per Share Amounts)

Net sales	$2,862	$2,909	$2,120	$1,653	$2,889	$2,975	$2,547	$2,864
Gross margin	195	231	43	(10)	117	155	99	202
Loss from continuing operations	(105)	(42)	(188)	(346)	(136)	(60)	(109)	(43)
Loss from discontinued operations, net of tax	—	—	—	—	17	7	—	—
Net loss	(105)	(42)	(188)	(346)	(153)	(67)	(109)	(43)
Per Share Data
Loss from continuing operations
Basic	$(0.81)	$(0.32)	$(1.45)	$(2.67)	$(1.06)	$(0.46)	$(0.84)	$(0.33)
Diluted	$(0.81)	$(0.32)	$(1.45)	$(2.67)	$(1.06)	$(0.46)	$(0.84)	$(0.33)
Loss from discontinued operations, net of tax
Basic	$—	$—	$—	$—	$0.13	$0.06	$—	$—
Diluted	$—	$—	$—	$—	$0.13	$0.06	$—	$—
Net loss per share
Basic	$(0.81)	$(0.32)	$(1.45)	$(2.67)	$(1.19)	$(0.52)	$(0.84)	$(0.33)
Diluted	$(0.81)	$(0.32)	$(1.45)	$(2.67)	$(1.19)	$(0.52)	$(0.84)	$(0.33)

2008 Quarterly Financial Data

During the fourth quarter of 2008, the Company’s financial results were negatively impacted by a significant reduction to OEM production levels resulting from the economic downturn, as described in Note 1 “Description of the Business and Basis of Presentation”. The Company also recorded a $200 million impairment charge in the fourth quarter of 2008, as described in Note 4 “Asset Impairments and Loss on Divestitures.”

2007 Quarterly Financial Data

During 2007, the Company recorded income tax benefits of $91 million related to offsetting pre-tax operating losses against current year pre-tax income from other categories of income or loss, in particular, pre-tax other comprehensive income primarily attributable to foreign currency exchange rates and the re-measurement of pension and OPEB in the U.S., Germany and the UK. Of this amount, $37 million was recorded during the fourth quarter of 2007.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24.	Subsequent Event

On March 31, 2009, Visteon UK Limited, a company organized under the laws of England and Wales and an indirect, wholly-owned subsidiary of the Company, filed for administration under the United Kingdom Insolvency Act of 1986 with the High Court of Justice, Chancery division in London, England. The UK Administration does not include the Company or any of the Company’s other subsidiaries. The UK Administration was initiated in response to continuing operating losses of the UK Debtor and mounting labor costs and their related demand on the Company’s cash flows. Under the UK Administration, the UK Debtor will likely be run down. The UK Debtor has operations in Enfield, UK, Basildon, UK, and Belfast, UK and recorded sales of $250 million for the year ended December 31, 2008. The UK Debtor had total assets of $153 million as of December 31, 2008.

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

As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is presented in Item 8 of this Annual Report on Form 10-K along with the attestation report of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, on the effectiveness of internal control over financial reporting as of December 31, 2008.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Waivers and Amendments to Senior Secured Credit Facilities

Effective March 31, 2009, the Company entered into limited waivers and amendments to the following agreements:

•	The Amended and Restated Credit Agreement, dated as of April 10, 2007 (as amended, supplemented or otherwise modified, the “Term Credit Agreement”), among the Company, certain of its subsidiaries, the lenders party thereto, Credit Suisse Securities (USA) LLC and Sumitomo Mitsui Banking Corporation, as co-documentation agents, Citicorp USA, Inc., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as joint lead arrangers and joint bookrunners;

•	The Credit Agreement, dated as of August 14, 2006 (as amended, supplemented or otherwise modified, the “ABL Credit Agreement”), among the Company, certain of its subsidiaries, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent; and

•	The Master Receivables Purchase & Servicing Agreement, dated as of August 14, 2006 and as amended and restated as of October 29, 2008 (the “Securitization Agreement”), by and among Visteon UK Limited, Visteon Deutschland GmbH, Visteon Sistemas Interiores Espana S.L.U., Cadiz Electronica S.A.U., Visteon Portuguesa Limited, VC Receivables Financing Corporation Limited, Visteon Electronics Corporation, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International Plc, Citicorp USA, Inc., and the Company and the related securitization agreements.

Pursuant to the Limited Waiver (“Term Waiver”) to the Term Credit Agreement, the potential default relating to the inclusion of an explanatory paragraph in the report of the Company’s independent registered public accounting firm indicating substantial doubt about the Company’s ability to continue as a going concern (the “Going-Concern Default”) is waived until May 30, 2009, and the Company is required to complete certain collateral disclosure and perfection matters within certain periods following effectiveness or the Term Waiver may be terminated prior to May 30, 2009 and certain other Events of Default may occur. The Company also entered into a letter agreement, effective as of March 31, 2009 (the “Ad Hoc Committee Letter Agreement”), with the Ad Hoc Committee, which requires, among other things, that the Company and it subsidiaries to provide access to management, as well as certain analysis and reports to the Ad Hoc Committee. The agreement also requires the Company and its subsidiaries in North America and Europe to maintain a balance of cash and cash equivalents of at least $335.1 million on a consolidated basis, and requires the Company and its subsidiaries in North America to maintain a balance of cash and cash equivalents of at least $193.5 million on a consolidated basis. The Ad Hoc Committee Letter Agreement provides that the failure to comply with any of its terms will cause termination of the Term Waiver prior to May 30, 2009 and certain other Defaults or Events of Default may occur.

Pursuant to the Fourth Amendment and Limited Waiver to the Credit Agreement and Amendment to Security Agreement (the “ABL Waiver”), the Going-Concern Default is waived until May 30, 2009, and the Company is required to complete certain collateral disclosure and perfection matters within certain periods following effectiveness or the ABL Waiver may be terminated at the discretion of the Administrative Agent. The ABL Waiver also makes several amendments to the ABL Credit Agreement, including:

•	Increasing the interest rate applicable to borrowing and commitment fees payable thereunder;

•	Eliminating the availability of swingline loans and overadvances;

•	Restricting future borrowings or the issuance of any new letters of credit if such borrowing or letter of credit would cause the amount of the Company’s cash and cash equivalents in the U.S. to exceed $100 million, excluding amounts held in certain designated collateral accounts;

•	Requiring the Company to maintain cash and cash equivalents in a certain designated deposit or securities account in amount that at least equals the amount borrowed plus letters of credit issued under the ABL Credit Agreement; and

•	Ensuring that only a certain amount of cash and cash equivalents are held in accounts that are not subject to control agreements securing outstanding amounts under the ABL Credit Agreement.

Pursuant to the Conditional Waiver (the “Securitization Waiver”) to the Securitization Agreement, the Going-Concern Default is waived until June 29, 2009. The Securitization Waiver also makes several amendments to the Securitization Agreement, including:

•	Decreasing the variable funding facility limit to $200 million;

•	Increasing the borrowing rates and commitment fees payable thereunder;

•	Increasing certain reserves;

•	Requiring notification to customers by Visteon of the sales of certain receivables and re-direction of customer payments to special purpose segregated accounts;

•	Increasing the frequency of borrowing base and other reporting and settlement periods;

•	Giving the agent discretion to access receivables collections; and

•	Requiring further amendments from May 31, 2009 that would require customers whose receivable have been sold under the program to make payment thereon directly to the lenders.

2009 Incentive Plan Awards

On March 27, 2009, the Organization and Compensation Committee (the “Compensation Committee”) of the Board of Directors of the Company approved the performance criteria and relative weighting of each criterion that will be used to determine awards to eligible employees pursuant to the annual incentive program for the 2009 fiscal year (the “2009 Annual Incentive”) and the long-term incentive program for the 2009-2011 performance period (the “2009-2011 Long-Term Incentive”), each in accordance with the terms of the 2004 Incentive Plan.

Pursuant to the 2009 Annual Incentive, certain executives are eligible to receive a cash bonus to be payable in 2010 based on the Company’s financial performance relative to a target free cash flow metric (cash from operations minus capital expenditures, subject to certain adjustments) and a target product quality metric (defects per million as measured by the Company’s OEM customers). 75% of each eligible employee’s award will be based on the free cash flow metric, with a target free cash flow of negative $89 million, and 25% will be based on the product quality metric, with a target of 20 defective parts per million. The following table sets forth the 2009 Annual Incentive opportunity for the principal executive and financial officers as well as those current executive officers of the Company that were the “named executive officers” in the Company’s 2008 proxy statement (the “Named Executives”):

Target
2008 Annual
Incentive Award as
a Percentage
of
Name and Position	Base Salary(1)

Donald J. Stebbins
Chairman, President and Chief Executive Officer	115%
William G. Quigley III
Executive Vice President and Chief Financial Officer	65%
John Donofrio
Senior Vice President and General Counsel	60%

(1)	Payments will be based on the base salary of the recipient as of December 31, 2009. Final payments may be adjusted based on the recipient’s individual performance with respect to individual objectives, with a maximum payout of 200% of the award opportunity.

Pursuant to the 2009-2011 Long-Term Incentive, executives are eligible to receive a cash bonus to be payable in 2012 based on the achievement of three successive annual performance metrics. The final bonus amount payable following the conclusion of the three-year performance period is based upon the number of annual metrics achieved, with the achievement of each annual metric representing one-third of the total target award. For the first year of the 2009-2011 Long-Term Incentive, the opportunity will be based on the Company’s financial performance relative to a target free cash flow metric (cash from operations minus capital expenditures, subject to certain adjustments) and a target EBITDAR metric (earnings before interest, taxes, depreciation and amortization, subject to certain adjustments). 50% of each eligible employee’s award will be based on the free cash flow metric, with a target free cash flow of negative $89 million for 2009 and 50% will be based on the EBITDAR metric, with a target EBITDAR of $85 million for 2009. The Compensation Committee has the discretion to modify or adjust the metrics to take into account the disposition of businesses and/or facilities, currency fluctuations and other factors. Except under certain circumstances such as retirement or involuntary termination, an executive must be employed in good standing with the Company at the conclusion of the three-year performance period to be entitled to a bonus payment.

The following table sets forth the total 2009-2011 Long-Term Incentive opportunity for the Named Executives:

Target
2009-2011
Long-Term
Incentive Award
as a Percentage
Name and Position	of Base Salary(1)

Donald J. Stebbins
Chairman, President and Chief Executive Officer	375%
William G. Quigley III
Executive Vice President and Chief Financial Officer	250%
John Donofrio
Senior Vice President and General Counsel	150%

(1)	Cash payments will be based on the base salary of the recipient as of December 31 of the fiscal year preceding payment.

2007-2009 Long-Term Incentive Performance Cash Metrics for 2009

In early 2007, the Compensation Committee awarded performance cash opportunities under the 2007-2009 Long-Term Incentive program, which are payable in 2010. Half of this bonus opportunity is based on the achievement of three successive annual “Restructuring” metrics, with the other half based on the achievement of three successive annual “Grow the Business” metrics. The final bonus amount payable following the conclusion of the three-year performance period is based upon the number of annual metrics achieved, with the achievement of each annual metric representing one-third of the total target award. On March 27, 2009, the Compensation Committee approved metrics for the third year of this program. Namely, the Restructuring metric will be based on the accomplishment of a reduction in total administrative and engineering staff costs in 2009 of at least 21.9% compared to 2008, and the Grow the Business metric will be based on a achieving incremental consolidated and unconsolidated new business wins and gross re-wins of at least $1 billion in 2009. The Compensation Committee has the discretion to modify or adjust the metrics to take into account the disposition of businesses and/or facilities, currency fluctuations and other factors. Except under certain circumstances such as retirement or involuntary termination, an executive must be employed in good standing with the Company at the conclusion of the three-year performance period to be entitled to a bonus payment.

2008-2010 Long-Term Incentive Performance Cash Metrics for 2009

In early 2008, the Compensation Committee awarded performance cash opportunities under the 2008-2010 Long-Term Incentive program, which are payable in 2011. The final bonus amount payable following the conclusion of the three-year performance period is based upon the number of annual metrics achieved, with the achievement of each annual metric representing one-third of the total target award. On March 27, 2009, the Compensation Committee approved the metric for the second year of this program. Namely, the Company must achieve a reduction in total administrative and engineering staff costs in 2009 of at least 21.9% compared to 2008. The Compensation Committee has the discretion to modify or adjust the metrics to take into account the disposition of businesses and/or facilities, currency fluctuations and other factors. Except under certain circumstances such as retirement or involuntary termination, an executive must be employed in good standing with the Company at the conclusion of the three-year performance period to be entitled to a bonus payment.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth herein, the information required by Item 10 regarding its directors is incorporated by reference from the information under the captions “Item 1. Election of Directors,” “Corporate Governance — Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in its 2009 Proxy Statement. The information required by Item 10 regarding its executive officers appears as Item 4A under Part I of this Annual Report on Form 10-K.

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

The information required by Item 11 is incorporated by reference from the information under Item 9B under Part II of this Annual Report on Form 10-K and under the captions “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” in its 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth herein, the information required by Item 12 is incorporated by reference from the information under the caption “Stock Ownership” in its 2009 Proxy Statement.

The following table summarizes information as of December 31, 2008 relating to its equity compensation plans pursuant to which grants of stock options, stock appreciation rights, stock rights, restricted stock, restricted stock units and other rights to acquire shares of its common stock may be made from time to time.

Equity Compensation Plan Information

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (excluding
	Options, Warrants	Options, Warrants	securities reflected in
Plan Category	and Rights (a)(1)	and Rights(b)	column(a)) (c)(2)

Equity compensation plans approved by security holders	15,543,519	$8.77	5,232,914
Equity compensation plans not approved by security holders	—		—

Total	15,543,519	$8.77	5,232,914

(1)	Excludes 1,180,693 unvested shares of restricted common stock issued pursuant to the Visteon Corporation 2004 Incentive Plan and the Visteon Corporation Employees Equity Incentive Plan. Also excludes stock appreciation rights and restricted stock units issued pursuant to the Visteon Corporation 2004 Incentive Plan and Employees Equity Incentive Plan that by their terms may only be settled in cash.

(2)	Excludes an indefinite number of deferred stock units that may be awarded under the Visteon Corporation Non-Employee Director Stock Unit Plan, which units may be settled in cash or shares of the Company’s common stock. Such Plan provides for an annual, automatic grant of stock units worth $70,000 to each non-employee director of the Company. There is no maximum number of securities that may be issued under this Plan, however, the Plan will terminate on May 12, 2014 unless earlier terminated by the Board of Directors. This Plan was approved by stockholders on May 10, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the information under the captions “Corporate Governance — Director Independence” and “Transactions with Related Persons” in its 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the information under the captions “Audit Fees” and “Audit Committee Pre-Approval Process and Policies” in its 2009 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this report:

1.	Financial Statements

See “Index to Consolidated Financial Statements” in Part II, Item 8 hereof.

2.	Financial Statement Schedules

Schedule I — Condensed Financial Information of the Parent Company

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not required or applicable under instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.

3.	Exhibits

(b) The exhibits listed on the “Exhibit Index” on pages 144— 150 are filed with this Annual Report on Form 10-K or incorporated by reference as set forth therein.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2008	2007	2006
	(Dollars in Millions)

Net sales	$984	$1,249	$1,316
Cost of sales	1,353	1,661	1,746
Other expenses	682	872	828
Equity in net income of consolidated subsidiaries and non-consolidated affiliates	368	826	1,021

Loss from continuing operations before income taxes	(683)	(458)	(237)
Benefit for income taxes	(2)	(86)	(74)

Net loss	$(681)	$(372)	$(163)

See accompanying notes to condensed financial information of the parent company.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

CONDENSED BALANCE SHEETS

	December 31
	2008	2007
	(Dollars in Millions)

ASSETS
Cash and equivalents	$646	$1,173
Due from consolidated subsidiaries	5,916	4,391
Accounts receivable, net	112	137
Inventories, net	24	45
Equity in net assets of subsidiaries and affiliates	8,544	8,406
Property and equipment, net	204	280
Other assets	39	77

Total assets	$15,485	$14,509

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Debt, including debt in default	$2,464	$2,516
Due to consolidated subsidiaries	13,035	11,086
Other liabilities	873	997
Shareholders’ deficit Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 131 million and 130 million shares outstanding, respectively)	131	131
Stock warrants	127	127
Additional paid in capital	3,407	3,406
Accumulated other comprehensive income and other	152	262
Accumulated deficit	(4,704)	(4,016)

Total shareholders’ deficit	(887)	(90)

Total liabilities and shareholders’ deficit	$15,485	$14,509

See accompanying notes to condensed financial information of the parent company.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2008	2007	2006
	(Dollars in Millions)

Net cash (used by) provided from operating activities	$(398)	$376	$(383)
Investing Activities
Capital expenditures	(45)	(66)	(27)
Other, including proceeds from asset disposals	22	1	(1)

Cash used by investing activities	(23)	(65)	(28)
Financing Activities
Other short-term debt, net	—	—	(347)
Proceeds from issuance of other debt, net of issuance costs	260	496	1,329
Repurchase of unsecured debt securities	(337)	—	(141)
Principal payments on other debt	(7)	(7)	(358)
Other, including book overdrafts	(22)	(14)	1

Net cash (used by) provided from financing activities	(106)	475	484

Net increase in cash and equivalents	(527)	786	73
Cash and equivalents at beginning of year	1,173	387	314

Cash and equivalents at end of year	$646	$1,173	$387

Supplemental cash flow information:
Cash dividends received from consolidated subsidiaries	$353	$3	$14
Cash dividends received from non-consolidated affiliates	$—	$—	$—

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

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), consistently applied and on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Pursuant to affirmative covenants contained in the agreements associated with the Company’s senior secured facilities and European Securitization (the “Facilities”), the Company is required to provide audited annual financial statements within a prescribed period of time after the end of each fiscal year without a “going concern” audit report or like qualification or exception. On March 31, 2009, the Company’s independent registered public accounting firm included an explanatory paragraph in its audit report on the Company’s 2008 consolidated financial statements indicating substantial doubt about the Company’s ability to continue as a going concern. The receipt of such an explanatory statement constitutes a default under the Facilities. On March 31, 2009, the Company entered into amendments and waivers (the “Waivers”) with the lenders under the Facilities, which provide for waivers of such defaults for limited periods of time, as more fully discussed in Item 9B “Other Information” of this Annual Report on Form 10-K.

The Company is exploring various strategic and financing alternatives and has retained legal and financial advisors to assist in this regard. The Company has commenced discussions with lenders under the Facilities, including an ad hoc committee of lenders under its senior secured term loan (the “Ad Hoc Committee”), regarding the restructuring of the Company’s capital structure. Additionally, the Company has commenced discussions with certain of its major customers to address its liquidity and capital requirements. Any such restructuring may affect the terms of the Facilities, other debt and common stock and may be affected through negotiated modifications to the related agreements or through other forms of restructurings, including under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. There can be no assurance that an agreement regarding any such restructuring will be obtained on acceptable terms with the necessary parties or at all. If an acceptable agreement is not obtained, an event of default under the Facilities would occur as of the expiration of the Waivers, excluding any extensions thereof, and the lenders would have the right to accelerate the obligations thereunder. Acceleration of the Company’s obligations under the Facilities would constitute an event of default under the senior unsecured notes and would likely result in the acceleration of these obligations as well. In any such event, the Company may be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

The aforementioned resulted in the current classification of substantially all of the Company’s long-term debt as current liabilities in the Company’s consolidated balance sheet as of December 31, 2008.

Visteon’s ability to continue operating as a going concern is, among other things, dependent on the success of discussions with the lenders under the Facilities, including the Ad Hoc Committee. The Company’s financial statements do not include any adjustments related to assets or liabilities that may be necessary should the Company not be able to continue as a going concern.

Reclassifications:  Certain prior year amounts have been reclassified to conform to current year presentation.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

NOTES TO CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

Other Liabilities:  Pension liabilities and other postretirement employee benefits of $280 and $144, respectively for 2008 and $106 and $151, respectively for 2007 are included in “Other liabilities.”

Note 2.	Debt

Pursuant to affirmative covenants under the Facilities, the Company is required to provide audited annual financial statements within a prescribed period of time after the end of each fiscal year without a “going concern” audit report or like qualification or exception. On March 31, 2009, the Company’s independent registered public accounting firm included an explanatory paragraph in its audit report on the Company’s 2008 consolidated financial statements indicating substantial doubt about the Company’s ability to continue as a going concern. The receipt of such an explanatory statement constitutes a default under the Facilities. On March 31, 2009, the Company entered into Waivers with the lenders under the Facilities, which provide for waivers of such defaults for limited periods of time, as more fully discussed in Item 9B “Other Information” of this Annual Report on Form 10-K.

These events have resulted in the classification of substantially all long-term debt as a current liability in accordance with the requirements of Statement of Financial Accounting Standards No. 78, “Classification of Obligations that are Callable by the Creditor” and FASB Emerging Issues Task Force No. Issue No. 86-30, “Classification of Obligations When a Violation Is Waived by the Creditor”.

Parent Company short and long-term debt consisted of the following:

		Weighted
		Average
		Interest Rate		Book Value
	Maturity	2008	2007	2008	2007
	(Dollars in Millions)

Short-term debt
Debt in default		7.5%	—	$2,455	$—
Current portion of long-term debt		7.6%	7.6%	4	6

Total short-term debt				2,459	6
Long-term debt
8.25% notes due August 1, 2010	2010	—	8.4%	—	553
Term loan due June 13, 2013	2013	—	8.5%	—	1,000
Term loan due December 13, 2013	2013	—	8.6%	—	500
7.00% notes due March 10, 2014	2014	—	7.7%	—	449
12.25% notes due December 31, 2016	2016	—	—	—	—
Other	2010-2012	7.6%	7.6%	5	8

Total long-term debt				5	2,510

Total debt				$2,464	$2,516

Aggregate annual maturities of debt, including capital lease obligations at December 31, 2008, were as follows (in millions): 2009 — $2,459 million; 2010 — $3 million; 2011 — $1 million; 2012 — $1 million.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

NOTES TO CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

Note 3.	Subsequent Event

On March 31, 2009, Visteon UK Limited, a company organized under the laws of England and Wales and an indirect, wholly-owned subsidiary of the Company (the “UK Debtor”), filed for administration (the “UK Administration”) under the United Kingdom Insolvency Act of 1986 with the High Court of Justice, Chancery division in London, England. The UK Administration does not include the Company or any of the Company’s other subsidiaries. The UK Administration was initiated in response to continuing operating losses of the UK Debtor and mounting labor costs and their related demand on the Company’s cash flows. Under the UK Administration, the UK Debtor will likely be run down. The UK Debtor has operations in Enfield, UK, Basildon, UK, and Belfast, UK and recorded sales of $250 million for the year ended December 31, 2008. The UK Debtor had total assets of $153 million as of December 31, 2008.

VISTEON CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	(Benefits)/			Balance
	Beginning	Charges to			at End
	of Year	Income	Deductions(a)	Other(b)	of Year
	(Dollars in Millions)

Year Ended December 31, 2008:
Allowance for doubtful accounts	$18	$1	$—	$18	$37
Valuation allowance for deferred taxes	2,102	316	—	(339)	2,079
Year Ended December 31, 2007:
Allowance for doubtful accounts	$44	$(19)	$(7)	$—	$18
Valuation allowance for deferred taxes	2,103	160	—	(161)	2,102
Year Ended December 31, 2006:
Allowance for doubtful accounts	$77	$4	$(20)	$(17)	$44
Valuation allowance for deferred taxes	1,961	178	—	(36)	2,103

(a)	Deductions represent uncollectible accounts charged off.

(b)	Valuation allowance for deferred taxes

Represents adjustments recorded through other comprehensive income, exchange and includes other adjustments such as adjustments related to the Company’s U.S. residual tax liability on assumed repatriation of foreign earnings, various tax return true-up adjustments and adjustments related to deferred tax attributes adjusted for uncertain tax positions carrying a full valuation allowance, all of which impact deferred taxes and the related valuation allowances. In 2008, other also includes the transfer of certain U.K. tax attributes carrying a full valuation allowance to Linamar Corporation in connection with the Swansea Divestiture in the third quarter of 2008.

Allowance for doubtful accounts

Other represents a reduction of allowance amounts upon entering into the European securitization agreement in 2006, as those receivables were recorded at fair value. The European securitization amendment in October 2008 whereby the Transferor was consolidated in accordance with the requirements of FIN 46(R), resulted an increase of the allowance for doubtful accounts.

EXHIBIT INDEX

Exhibit
Number		Exhibit Name

3.1		Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Visteon dated May 22, 2007.
3.2		Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of Visteon dated May 22, 2007.
4.1		Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee.
4.2		Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee.
4.3		Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
4.4		Warrant to purchase 25 million shares of common stock of Visteon, dated as of May 17, 2007, is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated May 18, 2007.
4.5		Form of Stockholder Agreement, dated as of October 1, 2005, between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
4.6		Letter Agreement, dated as of May 17, 2007, among Visteon, LB I Group, Inc. and Ford Motor Company is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated May 18, 2007.
4.7		Term sheet dated July 31, 2000 establishing the terms of Visteon’s 8.25% Notes due August 1, 2010 and 7.00% Notes due March 10, 2014 is incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.
4.8		Second Supplemental Indenture, dated as of June 18, 2008, between Visteon, the guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee, (including a form of Note) is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated June 24, 2008.
10.1		Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2		Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.3		Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford.
10	.3.1	Amendment Number Two, effective as of October 1, 2005, to Amended and Restated Employee Transition Agreement, dated as of April 1, 2000 and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.4		Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.5		Visteon Corporation 2004 Incentive Plan, as amended through March 12, 2009.*
10	.5.1	Form of Terms and Conditions of Nonqualified Stock Options is incorporated herein by reference to Exhibit 10.5.2 to the Quarterly Report on Form 10-Q of Visteon dated November 8, 2007.*
10	.5.2	Form of Terms and Conditions of Restricted Stock Grants is incorporated herein by reference to Exhibit 10.5.2 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10	.5.3	Form of Terms and Conditions of Restricted Stock Units is incorporated herein by reference to Exhibit 10.5.3 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*

Exhibit
Number		Exhibit Name

10	.5.4	Form of Terms and Conditions of Stock Appreciation Rights is incorporated herein by reference to Exhibit 10.5.4 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10	.5.5	Form of Terms and Conditions of Stock Appreciation Rights (stock or cash settled) is incorporated herein by reference to Exhibit 10.5.6 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.*
10	.5.6	Form of Terms and Conditions of Restricted Stock Units (stock or cash settled) is incorporated herein by reference to Exhibit 10.5.7 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.*
10.6		Form of Amended and Restated Three Year Executive Officer Change in Control Agreement is incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Visteon dated October 30, 2008.*
10	.6.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.6 and Amendment to Revised Change of Control Agreement constituting Exhibit 10.6.1 hereto entered into by Visteon with Messrs. Johnston, Stebbins, Donofrio, and Quigley and Ms. Stephenson, is incorporated herein by reference to Exhibit 10.6.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2007.*
10.7		Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended effective June 12, 2008, is incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008.*
10	.7.1	Amendments to the Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, dated as of March 27, 2009.*
10.8		Visteon Corporation Restricted Stock Plan for Non-Employee Directors.*
10	.8.1	Amendments to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10	.8.2	Amendment to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of May 10, 2006, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated May 12, 2006.*
10.9		Visteon Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2009.*
10.10		Employment Agreement dated as of December 7, 2004 between Visteon and William G. Quigley III is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.11		Visteon Corporation Pension Parity Plan, as amended and restated effective January 1, 2009.*
10.12		Visteon Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009.*
10.13		Amended and Restated Employment Agreement, effective as of March 1, 2007, between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.*
10.14		Visteon Corporation Executive Separation Allowance Plan, as amended and restated effective January 1, 2009.*
10.15		Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain directors and executive officers under the plans constituting Exhibits 10.6, 10.6.1, 10.7, 10.7.1, 10.9, 10.9.1, 10.11, 10.11.1, 10.12, 10.12.1, 10.12.2, 10.14 and 10.14.1 hereto is incorporated herein by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.*

Exhibit
Number		Exhibit Name

10.16		Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10	.16.1	First Amendment to Credit Agreement and Consent, dated as of November 27, 2006, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated December 1, 2006.
10	.16.2	Second Amendment to Credit Agreement and Consent, dated as of April 10, 2007, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated April 16, 2007.
10	.16.3	Third Amendment to Credit Agreement, dated as of March 12, 2008, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.16.3 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.
10.17		Amended and Restated Credit Agreement, dated as of April 10, 2007, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse Securities (USA) LLC and Sumitomo Mitsui Banking Corporation, as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated April 16, 2007.
10.18		Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford.
10.19		Letter Agreement, effective as of May 23, 2005, between Visteon and Mr. Donald J. Stebbins is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 23, 2005.*
10.20		Visteon Corporation Non-Employee Director Stock Unit Plan, as amended effective June 12, 2008, is incorporated herein by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008.*
10	.20.1	Amendments to the Visteon Corporation Non-Employee Director Stock Unit Plan, dated as of March 27, 2009.*
10.21		Change in Control Agreement, as amended and restated as of October 3, 2008, between Mr. T. Gohl and Visteon.*
10.22		Visteon Executive Severance Plan, as amended and restated as December 15, 2008.*
10.23		Form of Executive Retiree Health Care Agreement is incorporated herein by reference to Exhibit 10.28 to the Current Report on Form 8-K of Visteon dated December 9, 2004.*

Exhibit
Number		Exhibit Name

10	.23.1	Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.23 hereto entered into by Visteon with Messrs. Johnston and Stebbins and Ms. D. Stephenson is incorporated herein by reference to Exhibit 10.25.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2007.*
10.24		Contribution Agreement, dated as of September 12, 2005, between Visteon and VHF Holdings, Inc. is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.25		Visteon “A” Transaction Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.26		Visteon “B” Purchase Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.27		Escrow Agreement, dated as of October 1, 2005, among Visteon, Ford and Deutsche Bank Trust Company Americas, as escrow agent, is incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10	.27.1	Amendment, dated as of August 14, 2008, to the Escrow Agreement, dated as of October 1, 2005, among Ford, Visteon and Deutsche Bank Trust Company Americas is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated August 20, 2008
10.28		Amended and Rested Reimbursement Agreement, dated as of August 14, 2008, between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated August 20, 2008.
10.29		Master Services Agreement, dated as of September 30, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10	.29.1	Third Amendment, dated as of August 14, 2008, to the Master Services Agreement, dated as of September 30, 2005, as amended, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated August 20, 2008.
10.30		Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10	.30.1	Amendment No. 1, dated as of November 16, 2006, to Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC.
10	.30.2	Letter Agreement, dated as of February 20, 2008, to Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC.
10.31		Visteon Hourly Employee Conversion Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.32		Visteon Salaried Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10	.32.1	Amendment to Salaried Employee Lease Agreement and Payment Acceleration Agreement, dated as of March 30, 2006, among Visteon, Ford Motor Company and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.46.1 to the Quarterly Report on Form 10-Q of Visteon dated May 10, 2006.

Exhibit
Number		Exhibit Name

10	.32.2	Amendment, dated as of August 14, 2008, to the Visteon Salaried Employee Lease Agreement, dated as of October 1, 2005, as amended, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated August 20, 2008
10.33		Visteon Salaried Employee Lease Agreement (Rawsonville/Sterling), dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.34		Visteon Salaried Employee Transition Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10	.34.1	Amendment Number One to Visteon Salaried Employee Transition Agreement, effective as of March 1, 2006, between Visteon and Ford is incorporated herein by reference to Exhibit 10.36.1 to the Quarterly Report on Form 10-Q of Visteon dated August 8, 2006.
10	.34.2	Amendment Number Two to Visteon Salaried Employee Transition Agreement, effective as of January 1, 2008, between Visteon and Ford.
10.35		Purchase and Supply Agreement, dated as of September 30, 2005, between Visteon (as seller) and Automotive Components Holdings, LLC (as buyer) is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.36		Purchase and Supply Agreement, dated as of September 30, 2005, between Automotive Components Holdings, LLC (as seller) and Visteon (as buyer) is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.37		Purchase and Supply Agreement, dated as of October 1, 2005, between Visteon (as seller) and Ford (as buyer) is incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.38		Intellectual Property Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10	.38.1	Amendment to Intellectual Property Contribution Agreement, dated as of December 11, 2006, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC, is incorporated herein by reference to Exhibit 10.40.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.
10	.38.2	Fourth Amendment, dated as of August 14, 2008, to the Intellectual Property Contribution Agreement, dated as of October 1, 2005, as amended, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, LLC and Automotive Components Holdings, Inc. is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated August 20, 2008
10.39		Software License and Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc. and Automotive Components Holdings, Inc. is incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.40		Intellectual Property License Agreement, dated as of October 1, 2005, among Visteon, Visteon Global Technologies, Inc. and Ford is incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.41		Master Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.

Exhibit
Number	Exhibit Name

10.42	Form of Master Receivables Purchase & Servicing Agreement, dated as of August 14, 2006 and as amended and restated as of October 29, 2008, by and among Visteon UK Limited, Visteon Deutschland GmbH, Visteon Sistemas Interiores Espana S.L.U., Cadiz Electronica S.A.U., Visteon Portuguesa Limited, VC Receivables Financing Corporation Limited, Visteon Electronics Corporation, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International Plc, Citicorp USA, Inc., and Visteon.
10.43	Variable Funding Agreement, dated as of August 14, 2006, by and among Visteon UK Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank International PLC, and certain financial institutions listed therein, is incorporated herein by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.44	Form Subordinated VLN Facility Agreement, dated as of August 14, 2006 and as amended and restated as of October 29, 2008, by and among Visteon Netherlands Finance B.V., Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., and Citibank International PLC.
10.45	Form of Master Definitions and Framework Deed, dated as of August 14, 2006 and as amended and restated as of October 29, 2008, by and among Visteon, Visteon Netherlands Finance B.V., Visteon UK Limited, Visteon Deutschland GmbH, Visteon Systemes Interieurs S.A.S., Visteon Ardennes Industries S.A.S., Visteon Sistemas Interiores Espana S.L.U., Cadiz Electronica S.A.U., Visteon Portuguesa Limited, VC Receivables Financing Corporation Limited, Visteon Electronics Corporation, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International PLC, Citicorp USA, Inc., Wilmington Trust SP Services (Dublin) Limited, and certain financial institutions and other entities listed therein.
10.46	Share Purchase Agreement, dated as of July 7, 2008, among Visteon UK Limited, Linamar UK Holdings Inc. and Visteon Swansea Limited is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated July 11, 2008.
10.47	Limited Waiver, dated as of March 31, 2009, among Visteon, JPMorgan Chase Bank, N.A., and certain lenders party thereto.
10.48	Letter agreement, dated as of March 31, 2009, among Visteon and certain members of an ad hoc steering committee of lenders.
10.49	Fourth Amendment and Limited Waiver to Credit Agreement and Amendment to Security Agreement, dated as of March 31, 2009, among Visteon, certain of its subsidiaries, certain lenders party thereto, and JPMorgan Chase Bank, N.A.
10.50	Visteon Securitisation Programme — Conditional Waiver, dated as of March 30, 2009, among Citibank International Plc, Citicorp USA, Inc., Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., France Titrisation, BNP Paribas Securities Services, certain lenders party thereto, Visteon, Visteon Netherlands Finance B.V., Visteon Electronics Corporation, Visteon Deutschland GmbH, Visteon Systemes Interieurs S.A.S., Visteon Ardennes Industries S.A.S., Visteon Sistemas Interiores Espana S.L.U., Cadiz Electronica S.A.U., Visteon Portuguesa Limited, and VC Receivables Financing Corporation Limited.
12.1	Statement re: Computation of Ratios.
14.1	Visteon Corporation — Ethics and Integrity Policy (code of business conduct and ethics) is incorporated herein by reference to Exhibit 14.1 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008.
21.1	Subsidiaries of Visteon.
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated March 31, 2009.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated March 31, 2009.

Exhibit
Number	Exhibit Name

32.1	Section 1350 Certification of Chief Executive Officer dated March 31, 2009.
32.2	Section 1350 Certification of Chief Financial Officer dated March 31, 2009.

†	Portions of these exhibits have been redacted pursuant to confidential treatment requests filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

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

VISTEON CORPORATION

By:	/s/ DONALD J. STEBBINS
Donald J. Stebbins
Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 31, 2009, by the following persons on behalf of Visteon Corporation and in the capacities indicated.

Signature		Title

/s/ Donald J. Stebbins Donald J. Stebbins		Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ William G. Quigley III William G. Quigley III		Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Michael J. Widgren Michael J. Widgren		Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
/s/ William H. Gray, III* William H. Gray, III		Director
/s/ Steven K. Hamp* Steven K. Hamp		Director
/s/ Patricia L. Higgins* Patricia L. Higgins		Director
/s/ Karl J. Krapek* Karl J. Krapek		Director
/s/ Alex J. Mandl* Alex J. Mandl		Director
/s/ Charles L. Schaffer* Charles L. Schaffer		Director
/s/ Richard J. Taggart* Richard J. Taggart		Director
/s/ James D. Thornton* James D. Thornton		Director
/s/ Kenneth B. Woodrow* Kenneth B. Woodrow		Director

*By:	/s/ William G. Quigley III William G. Quigley III Attorney-in-Fact