Form 10-Q
period 2009-03-31
VISTEON CORP
filed 2009-05-11
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009, or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ✓    No

Indicate by check mark whether the registrant: has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer          Accelerated Filer   ✓    Non-Accelerated Filer          Smaller Reporting Company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No  ✓

As of May 7, 2009, the Registrant had outstanding 130,419,920 shares of common stock, par value $1.00 per share.

Exhibit index located on page number 46.

VISTEON CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(Dollars in Millions, Except Per Share Data)

Net sales
Products	$1,295	$2,739
Services	57	123

	1,352	2,862

Cost of sales
Products	1,251	2,545
Services	56	122

	1,307	2,667

Gross margin	45	195
Selling, general and administrative expenses	108	148
Deconsolidation gain	95	—
Restructuring expenses	27	46
Reimbursement from Escrow Account	62	24
Asset impairments and loss on divestiture	—	40

Operating income (loss)	67	(15)
Interest expense	55	57
Interest income	4	15
Equity in net income of non-consolidated affiliates	7	15

Income (loss) before income taxes	23	(42)
Provision for income taxes	14	51

Net income (loss)	9	(93)
Net income attributable to noncontrolling interests	7	12

Net income (loss) attributable to Visteon	$2	$(105)

Per Share Data
Net earnings (loss) per share attributable to Visteon	$0.02	$(0.81)

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31	December 31
	2009	2008
	(Dollars in Millions)

ASSETS
Cash and equivalents	$604	$1,180
Restricted cash	163	—
Accounts receivable, net	887	989
Inventories, net	328	354
Other current assets	265	249

Total current assets	2,247	2,772
Property and equipment, net	2,008	2,162
Equity in net assets of non-consolidated affiliates	226	220
Other non-current assets	80	94

Total assets	$4,561	$5,248

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt and debt in default	$2,655	$2,697
Accounts payable	813	1,058
Accrued employee liabilities	191	228
Other current liabilities	301	288

Total current liabilities	3,960	4,271
Long-term debt	60	65
Employee benefits, including pensions	435	627
Postretirement benefits other than pensions	400	404
Deferred income taxes	138	139
Other non-current liabilities	318	365
Shareholders’ deficit
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 130 million and 131 million shares outstanding, respectively)	131	131
Stock warrants	127	127
Additional paid-in capital	3,407	3,407
Accumulated deficit	(4,702)	(4,704)
Accumulated other comprehensive income	47	157
Other	(5)	(5)

Total Visteon shareholders’ deficit	(995)	(887)
Noncontrolling interests	245	264

Total shareholders’ deficit	(750)	(623)

Total liabilities and shareholders’ deficit	$4,561	$5,248

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(Dollars in Millions)

Operating activities
Net income (loss)	$9	$(93)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	78	115
Deconsolidation gain	(95)	—
Asset impairments and loss on divestiture	—	40
Equity in net income of non-consolidated affiliates, net of dividends remitted	(7)	(15)
Other non-cash items	(6)	(21)
Changes in assets and liabilities:
Accounts receivable	15	(96)
Inventories	3	(30)
Accounts payable	(122)	80
Other assets and liabilities	(150)	(106)

Net cash used by operating activities	(275)	(126)
Investing activities
Capital expenditures	(25)	(74)
Cash associated with deconsolidation	(11)	—
Proceeds from divestiture and asset sales	2	52

Net cash used by investing activities	(34)	(22)
Financing activities
Short-term debt, net	(15)	—
Cash restriction	(163)	—
Proceeds from issuance of debt, net of issuance costs	39	12
Principal payments on debt	(45)	(15)
Other, including book overdrafts	(56)	(9)

Net cash used by financing activities	(240)	(12)
Effect of exchange rate changes on cash	(27)	15

Net decrease in cash and equivalents	(576)	(145)
Cash and equivalents at beginning of year	1,180	1,758

Cash and equivalents at end of period	$604	$1,613

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Description of Business and Company Background

Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of climate, interiors and electronics systems, modules and components to global automotive original equipment manufacturers (“OEMs”). Headquartered in Van Buren Township, Michigan, Visteon has a workforce of approximately 31,000 employees and a network of manufacturing operations, technical centers, sales offices and joint ventures in every major geographic region of the world. The Company was incorporated in Delaware in January 2000 as a wholly-owned subsidiary of Ford Motor Company (“Ford” or “Ford Motor Company”). Subsequently, Ford transferred the assets and liabilities comprising its automotive components and systems business to Visteon. The Company separated from Ford on June 28, 2000 when all of the Company’s common stock was distributed by Ford to its shareholders. On October 1, 2005, the Company sold Automotive Components Holdings, LLC, an indirect, wholly-owned subsidiary of the Company to Ford (“ACH Transactions”). The Company continues to transact a significant amount of commercial activity with Ford. The financial statement impact of these commercial activities is summarized in the table below.

	Three Months Ended
	March 31
	2009	2008
	(Dollars in Millions)

Product sales	$398	$978
Services revenues	$57	$117

	March 31	December 31
	2009	2008
	(Dollars in Millions)

Accounts receivable, net	$197	$174
Postretirement employee benefits	$111	$113

Visteon UK Limited Administration

On March 31, 2009, in accordance with the provisions of the United Kingdom Insolvency Act of 1986 and pursuant to a resolution of the board of directors of Visteon UK Limited, a company organized under the laws of England and Wales (the “UK Debtor”) and an indirect, wholly-owned subsidiary of the Company, representatives from KPMG (the “Administrators”) were appointed as administrators in respect of the UK Debtor (the “UK Administration”). The UK Administration was initiated in response to continuing operating losses of the UK Debtor and mounting labor costs and their related demand on the Company’s cash flows, and does not include the Company or any of the Company’s other subsidiaries. Under the UK Administration, the UK Debtor, which has operations in Enfield, UK, Basildon, UK and Belfast, UK, is expected to be wound down. The effect of the UK Debtor’s entry into administration was to place the management, affairs, business and property of the UK Debtor under the direct control of the Administrators.

The UK Debtor recorded sales, negative gross margin and net loss of $32 million, $7 million and $10 million, respectively for the three months ended March 31, 2009. As of March 31, 2009 total assets of $64 million, total liabilities of $132 million and related amounts deferred as “Accumulated other comprehensive income” of $84 million, were deconsolidated from the Company’s balance sheet in accordance with the requirements of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) resulting in a deconsolidation gain of $152 million. The Company also recorded $57 million for contingent liabilities related to the UK Administration, including $45 million of costs associated with former employees of the UK Debtor, for which the Company will be reimbursed from the escrow account, on a 100% basis.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Description of Business and Company Background — (Continued)

Additional amounts related to these items or other contingent liabilities for potential claims under the UK Administration, which may result from (i) negotiations; (ii) actions of the Administrators; (iii) resolution of contractual arrangements, including unexpired leases; (iv) material adverse developments or other events, may be recorded in future periods. No assurance can be provided that the Company will not be subject to future litigation and/or liabilities related to the UK Administration. Additional liabilities, if any, will be recorded when they become probable and estimable and could materially affect the Company’s results of operations and financial condition in future periods.

Going Concern Considerations

The global credit crisis and the erosion of consumer confidence continue to negatively impact the automotive sector on a global basis. In consideration of current and projected market conditions, overall automotive sector instability and Visteon’s recent history of operating losses and cash usage, projections indicate that the Company’s liquidity will be at or near minimum cash levels required to operate the business during 2009. The Company continues to develop and execute, as appropriate, additional actions designed to generate liquidity. The success of the Company’s liquidity plans depends on global economic conditions, levels of automotive sales and production, trade creditor business conduct and occurrence of no other material adverse developments. Additionally, various macro-level factors outside of the Company’s control may further negatively impact the Company’s ability to meet its obligations as they come due. Such factors include, but are not limited to, the following:

•	Sustained weakness and/or continued deterioration of global economic conditions.

•	Continued automotive sales and production at levels consistent with or lower than first quarter 2009.

•	Bankruptcy of any significant customer resulting in delayed payment or non-payment of amounts receivable.

•	Bankruptcy of any significant supplier resulting in delayed shipments of materials necessary for production.

•	Actions of trade creditors to accelerate payments for goods and services provided.

•	Other events of non-compliance with the terms and conditions of short or long-term debt obligations.

On April 30, 2009, Chrysler LLC and twenty-four of its affiliates filed petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the U.S. Bankruptcy Code. In accordance with documents filed by Chrysler with the Bankruptcy Court for the Southern District of New York, the Company was owed approximately $26 million as of April 30, 2009. While the Company continues to evaluate the impact of this bankruptcy, no additional valuation reserves have been recorded as of March 31, 2009 based on currently available information and related expectations for recovery. Additionally, Chrysler LLC announced that it has halted production at many of its U.S. manufacturing facilities until certain transactions are completed with Fiat SpA. General Motors Corporation has also announced that it will extend its usual mid-year down time at many of its North America manufacturing facilities during the spring and summer of 2009. The Company is in the process of evaluating the impact of such closures. However, the magnitude of such impact cannot be fully determined at this time.

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

Pursuant to affirmative covenants contained in the agreements associated with the Company’s senior secured facilities and European Securitization (the “Facilities”), the Company is required to provide audited annual financial statements within a prescribed period of time after the end of each fiscal year without a “going concern” audit report or like qualification or exception. On March 31, 2009, the Company’s independent registered public accounting firm included an explanatory paragraph in its audit report on the Company’s 2008 consolidated financial statements indicating substantial doubt about the Company’s ability to continue as a going concern. The receipt of such an explanatory statement constitutes a default under the Facilities. On March 31, 2009, the Company entered into amendments and waivers (the “Waivers”) with the lenders under the Facilities, which provide for waivers of such defaults for limited periods of time, as more fully described in Note 10 “Debt.”

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

The aforementioned resulted in the classification of substantially all of the Company’s long-term debt as current liabilities in the Company’s consolidated balance sheets as of March 31, 2009 and December 31, 2008.

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

These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments, except as otherwise disclosed) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows of the Company for the interim periods presented. During the quarter ended March 31, 2009, the Company recorded a benefit of approximately $7 million related to amounts recorded in prior periods. The Company determined that the impact of these adjustments is not material to any period affected. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC. Interim results are not necessarily indicative of full year results.

These financial statements have also been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s financial statements do not include any adjustments related to assets or liabilities that may be necessary should the Company not be able to continue as a going concern.

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

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and all subsidiaries that are more than 50% owned and over which the Company exercises control. Investments in affiliates of greater than 20% and for which the Company does not exercise control are accounted for using the equity method. The consolidated financial statements also include the accounts of certain entities in which the Company holds a controlling interest based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary.

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

Services revenues are recognized as services are rendered and associated costs of providing such services are recorded as incurred. Services revenues and related costs for the first quarter 2009 included $5 million of contractual reimbursement from Ford under the Amended Reimbursement Agreement for costs associated with the separation of ACH leased employees no longer required to provide such services.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides guidance on estimating the fair value when the volume and level of activity have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact of FSP FAS 157-4 on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures around the fair value of financial instruments for interim reporting periods, including (a) the fair value at the period end and (b) the methods and assumptions used to calculate the fair value. FSP FAS 107-1 is effective for interim reporting periods after June 15, 2009. The Company is currently evaluating the impact of FSP FAS 107-1 on its consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1 (“FSP FAS 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP requires disclosure of (a) how pension plan asset investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will be adopted by the Company for its annual consolidated financial statements for the fiscal year ending December 31, 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement requires disclosure of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and was adopted by the Company on a prospective basis on January 1, 2009, as more fully described in Note 16 “Financial Instruments” to the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51.” These statements change the accounting and reporting for business combination transactions and minority interests in consolidated financial statements. The Company adopted these standards effective January 1, 2009 as more fully described in Note 13 “Shareholders’ Deficit and Noncontrolling Interests” to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	New Accounting Pronouncements — (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” This statement, which became effective January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company adopted the requirements of SFAS 157 as of January 1, 2008 without a material impact on its consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The application of SFAS 157 to the Company’s nonfinancial assets and liabilities did not impact the Company’s consolidated financial statements.

NOTE 4.	Restructuring and Exit Activities

The Company has undertaken various restructuring and exit activities to achieve its strategic and financial objectives. Restructuring activities include, but are not limited to, plant closures, divestitures, production relocation, administrative cost structure realignment and consolidation of available capacity and resources. The Company expects to finance restructuring programs through cash reimbursement from an escrow account established pursuant to the ACH Transactions, from cash on hand, from cash generated from its ongoing operations, or through cash available under its existing debt agreements, subject to the terms of applicable covenants.

Amended Escrow Agreement

Pursuant to the Escrow Agreement, dated as of October 1, 2005, among the Company, Ford and Deutsche Bank Trust Company Americas, Ford paid $400 million into an escrow account for use by the Company to restructure its businesses. The Escrow Agreement provides that the Company will be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs, as defined in the Escrow Agreement, and up to one half of the next $300 million of such costs. In August 2008 and pursuant to the Amended Escrow Agreement, Ford contributed an additional $50 million into the escrow account. The Amended Escrow Agreement provides that such additional funds are available to fund restructuring and other qualified costs on a 100% basis. The remaining funds available in the escrow account will be used to fund costs associated with former employees of the UK Debtor, on a 100% basis.

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

The following table provides a reconciliation of amounts available in the escrow account.

	Three Months Ended	Inception through
	March 31, 2009	March 31, 2009
	(Dollars in Millions)

Beginning escrow account available	$68	$400
Additional escrow account funding	—	50
Investment earnings	—	35
Disbursements for restructuring costs	(15)	(432)

Ending escrow account available	$53	$53

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Restructuring and Exit Activities — (Continued)

Approximately $53 million and $7 million of amounts receivable from the escrow account were classified in “Other current assets” in the Company’s consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively.

2009 Restructuring Actions

During the first quarter of 2009, the Company recorded approximately $20 million in employee severance and termination benefit costs related to approximately 128 employees in the United States and 223 in other countries. These reductions were initiated in response to the continuation of recessionary economic conditions and related negative impact on the automotive sector and the Company’s results of operations and cash flows during the first quarter of 2009. The Company also recorded employee severance and termination benefit charges of $7 million under the previously announced multi-year improvement plan.

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three months ended March 31, 2009.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2008	$49	$3	$4	$8	$64
Expenses	7	5	1	14	27
Currency exchange	(3)	—	—	—	(3)
Utilization	(19)	(7)	(1)	(19)	(46)

March 31, 2009	$34	$1	$4	$3	$42

Asset Impairments and Loss on Divestiture

During the first quarter of 2008, the Company completed the sale of its North American-based aftermarket underhood and remanufacturing operations and recorded total losses of $40 million in connection with the transaction.

NOTE 5.	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of inventories is provided below:

	March 31	December 31
	2009	2008
	(Dollars in Millions)

Raw materials	$130	$145
Work-in-process	160	184
Finished products	78	67

	$368	$396
Valuation reserves	(40)	(42)

	$328	$354

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Other Assets

Other current assets are summarized as follows:

	March 31	December 31
	2009	2008
	(Dollars in Millions)

Recoverable taxes	$97	$119
Escrow receivable	53	7
Current deferred tax assets	31	29
Deposits	21	24
Prepaid assets	20	18
Unamortized debt costs	19	20
Other	24	32

	$265	$249

Other non-current assets are summarized as follows:

	March 31	December 31
	2009	2008
	(Dollars in Millions)

Non-current deferred tax assets	$33	$34
Notes and other receivables	11	4
Other intangible assets	6	7
Other	30	49

	$80	$94

NOTE 7.	Property and Equipment

Property and equipment is stated at cost and is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of Property and equipment, net is provided below:

	March 31	December 31
	2009	2008
	(Dollars in Millions)

Land	$67	$73
Buildings and improvements	837	809
Machinery, equipment and other	2,707	2,985
Construction in progress	97	112

Total property and equipment	$3,708	$3,979
Accumulated depreciation	(1,782)	(1,907)

	$1,926	$2,072
Product tooling, net of amortization	82	90

Property and equipment, net	$2,008	$2,162

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Property and Equipment — (Continued)

Depreciation and amortization expenses are summarized as follows:

	Three Months Ended
	March 31
	2009	2008
	(Dollars in Millions)

Depreciation	$72	$104
Amortization	6	11

	$78	$115

The Company recorded approximately $3 million and $15 million of accelerated depreciation expense during the three-month periods ended March 31, 2009 and 2008, respectively, representing the shortening of estimated useful lives of certain assets (primarily machinery and equipment) in connection with the Company’s restructuring activities.

NOTE 8.	Non-Consolidated Affiliates

The Company had $226 million and $220 million of equity in the net assets of non-consolidated affiliates at March 31, 2009 and December 31, 2008, respectively. The Company recorded equity in net income of non-consolidated affiliates of $7 million and $15 million for the three months ended March 31, 2009 and 2008, respectively. The following table presents summarized financial data for the Company’s non-consolidated affiliates. Yanfeng Visteon Automotive Trim Systems Co., Ltd (“Yanfeng”), of which the Company owns a 50% interest, is considered a significant non-consolidated affiliate. Summarized financial information reflecting 100% of the operating results of the Company’s equity investees are provided below for the three-month periods ended March 31.

	Net Sales		Gross Margin		Net Income
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)

Yanfeng	$270	$296	$33	$53	$17	$20
All other	122	210	6	24	(4)	10

	$392	$506	$39	$77	$13	$30

The Company’s share of net assets and net income is reported in the consolidated financial statements as “Equity in net assets of non-consolidated affiliates” on the consolidated balance sheets and “Equity in net income of non-consolidated affiliates” on the consolidated statements of operations. Included in the Company’s accumulated deficit is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $101 million and $104 million at March 31, 2009 and December 31, 2008, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Other Liabilities

Other current liabilities are summarized as follows:

	March 31	December 31
	2009	2008
	(Dollars in Millions)

UK contingent liabilities	$57	$—
Income and other taxes payable	48	54
Product warranty and recall reserves	44	50
Restructuring reserves	42	45
Accrued interest payable	29	45
Other accrued liabilities	81	94

	$301	$288

Other non-current liabilities are summarized as follows:

	March 31	December 31
	2009	2008
	(Dollars in Millions)

Income tax reserves	$152	$155
Non-income tax payable	55	57
Product warranty and recall reserves	43	50
Deferred income	38	46
Restructuring reserves	—	19
Other accrued liabilities	30	38

	$318	$365

NOTE 10.	Debt

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

•	The Amended and Restated Credit Agreement, dated as of April 10, 2007 (as amended, supplemented or otherwise modified, the “Term Credit Agreement”), among the Company, certain of its subsidiaries, the lenders party thereto, Credit Suisse Securities (USA) LLC and Sumitomo Mitsui Banking Corporation, as co-documentation agents, Citicorp USA, Inc., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as joint lead arrangers and joint bookrunners;

•	The Credit Agreement, dated as of August 14, 2006 (as amended, supplemented or otherwise modified, the “ABL Credit Agreement”), among the Company, certain of its subsidiaries, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent; and

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Debt — (Continued)

•	The Master Receivables Purchase & Servicing Agreement, dated as of August 14, 2006 and as amended and restated as of October 29, 2008 (the “Securitization Agreement”), by and among Visteon UK Limited, Visteon Deutschland GmbH, Visteon Sistemas Interiores Espana S.L.U., Cadiz Electronica S.A.U., Visteon Portuguesa Limited, VC Receivables Financing Corporation Limited, Visteon Electronics Corporation, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International Plc, Citicorp USA, Inc., and the Company and the related securitization agreements.

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

Pursuant to the Fourth Amendment and Limited Waiver to the Credit Agreement and Amendment to Security Agreement (the “ABL Waiver”), the Going-Concern Default is waived until May 30, 2009, and the Company is required to complete certain collateral disclosure and perfection matters within certain periods following effectiveness or the ABL Waiver may be terminated at the discretion of the Administrative Agent. The ABL Waiver also makes several amendments to the ABL Credit Agreement, including:

•	Increasing the interest rate applicable to borrowing and commitment fees payable thereunder;

•	Eliminating the availability of swingline loans and overadvances;

•	Restricting future borrowings or the issuance of any new letters of credit if such borrowing or letter of credit would cause the amount of the Company’s cash and cash equivalents in the U.S. to exceed $100 million, excluding amounts held in certain designated collateral accounts;

•	Requiring the Company to maintain cash and cash equivalents in a certain designated deposit or securities account in amount that at least equals the amount borrowed plus letters of credit issued under the ABL Credit Agreement, which was $163 million as of March 31, 2009; and

•	Ensuring that only a certain amount of cash and cash equivalents are held in accounts that are not subject to control agreements securing outstanding amounts under the ABL Credit Agreement.

Pursuant to the Conditional Waiver (the “Securitization Waiver”) to the Securitization Agreement, the Going-Concern Default is waived until June 29, 2009. The Securitization Waiver also makes several amendments to the Securitization Agreement, including:

•	Decreasing the variable funding facility limit to $200 million;

•	Increasing the borrowing rates and commitment fees payable thereunder;

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Debt — (Continued)

•	Increasing certain reserves;

•	Requiring notification to customers by Visteon of the sales of receivables and re-direction of customer payments to special purpose segregated accounts;

•	Increasing the frequency of borrowing base and other reporting and settlement periods;

•	Giving the agent discretion to access receivables collections; and

•	Requiring further amendments from May 31, 2009 that would require customers whose receivable have been sold under the program to make payment thereon directly to the lenders.

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

The aforementioned has resulted in the classification of substantially all of the Company’s long-term debt as a current liability in accordance with the requirements of Statement of Financial Accounting Standards No. 78, “Classification of Obligations that are Callable by the Creditor” and FASB Emerging Issues Task Force Issue No. 86-30, “Classification of Obligations When a Violation Is Waived by the Creditor.” The Company’s short and long-term debt balances, including the fair value of related interest rate swaps are as follows:

	March 31	December 31
	2009	2008
	(Dollars in Millions)

Short-term debt
Debt in default	$2,529	$2,554
Current portion of long-term debt	62	72
Other — short-term	64	71

Total short-term debt	$2,655	$2,697
Long-term debt
Other	60	65

Total debt	$2,715	$2,762

Fair value of total debt was $554 million and $826 million as of March 31, 2009 and December 31, 2008, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Debt — (Continued)

Interest Rate Swaps

On March 30, 2009 the Company entered into an agreement to terminate interest rate swaps with a notional amount of $225 million related to a portion of the 7.00% notes due March 10, 2014. These interest rate swaps had been designated as fair value hedges and were settled on April 1, 2009 for a gain of $16 million, which has been recorded as a valuation adjustment of the underlying debt and will be amortized to interest expense over the remaining life of the debt. The Company also agreed to terminate interest rate swaps with a notional amount of $100 million related to a portion of the $1 billion seven-year term loan due 2013. These interest rate swaps had been designated as cash flow hedges and were settled on April 1, 2009 for a loss of $9 million, which has been recorded as an adjustment to “Accumulated other comprehensive income” and will be amortized to interest expense over the remaining life of the debt.

NOTE 11.	Employee Retirement Benefits

The components of the Company’s net periodic benefit costs for the three months ended March 31, 2009 and 2008 are as follows:

	Retirement Plans				Health Care and Life
	U.S. Plans		Non-U.S. Plans		Insurance Benefits
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)

Service cost	$4	$5	$3	$5	$—	$1
Interest cost	18	18	13	18	5	8
Expected return on plan assets	(20)	(21)	(12)	(14)	—	—
Amortization of:
Plan amendments	—	—	1	1	(6)	(8)
Actuarial losses and other	—	—	—	1	2	3
Special termination benefits	1	—	—	—	—	—
Curtailments	(1)	1	6	(1)	(9)	(4)

Visteon sponsored plan net periodic benefit costs	2	3	11	10	(8)	—
Expense for certain salaried employees whose pensions are partially covered by Ford	1	(2)	—	—	(2)	(1)

Net periodic benefits costs, excluding restructuring	$3	$1	$11	$10	$(10)	$(1)
Special termination benefits	$3	$1	$8	$3	$—	$—

Total employee retirement benefit related restructuring costs	$3	$1	$8	$3	$—	$—

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Employee Retirement Benefits — (Continued)

Curtailments and Settlements

Curtailment and settlement gains and losses are recorded in accordance with Statement of Financial Accounting Standards Nos. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and are classified in the Company’s consolidated statements of operations as “Cost of sales” or “Selling, general and administrative expenses.” Qualifying curtailment and settlement losses related to the Company’s restructuring activities are reimbursable under the terms of the Amended Escrow Agreement. The following curtailments and settlements were recorded during the three-month periods ended March 31, 2009 and 2008:

•	The Company recorded curtailment gains of $10 million for the three months ended March 31, 2009 associated with the U.S. salaried pension and other postretirement benefit (“OPEB”) plans in connection with employee headcount reductions under previously announced restructuring actions.

•	The Company recorded pension curtailment losses of $6 million for the three months ended March 31, 2009 related to the reduction of future service in the UK pension plan in connection with employee headcount reductions in the UK.

•	During the first quarter of 2008 the Company recorded curtailment gains of $4 million related to elimination of employee benefits associated with a U.S. OPEB plan in connection with employee headcount reductions under previously announced restructuring actions.

Retirement Benefit Related Restructuring Expenses

In addition to retirement benefit expenses, the Company recorded $11 million and $4 million for the three months ended March 31, 2009 and 2008, respectively for retirement benefit related restructuring charges. Such charges generally relate to special termination benefits and voluntary termination incentives, resulting from various restructuring actions as described in Note 4 “Restructuring and Exit Activities.” Retirement benefit related restructuring charges are initially classified as restructuring expenses and are subsequently reclassified to retirement benefit expenses.

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

During the three-month period ended March 31, 2009, contributions to the Company’s U.S. retirement plans and postretirement health care and life insurance plans were $14 million and $5 million, respectively, and contributions to non-U.S. retirement plans were $15 million. The Company anticipates additional contributions to its U.S. retirement plans and postretirement health care and life insurance plans of $24 million and $25 million, respectively, in 2009. The Company also anticipates additional 2009 contributions to non-U.S. retirement plans of $14 million.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income (loss) before income taxes, excluding equity in net income of non-consolidated affiliates and the gain related to the deconsolidation of the UK Debtor for the period. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company’s operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. The Company is also required to record the tax impact of certain other non-recurring tax items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. The Company’s provision for income tax of $14 million for the three-month period ended March 31, 2009 reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits, the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions to the extent not offset by other categories of income, and certain other non-recurring tax items. Included in the deconsolidation gain related to the UK Administration is $18 million of tax expense representing the elimination of disproportionate tax effects in other comprehensive income as all items of other comprehensive income related to Visteon UK Limited have been derecognized in accordance with the requirements of SFAS 160.

The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will continue to cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries, will be maintained until sufficient positive evidence exists to reduce or eliminate them.

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

The amount of the Company’s gross unrecognized tax benefits and the amount that, if recognized, would impact the effective tax rate at December 31, 2008 decreased by $2 million and $6 million, respectively, during the first quarter of 2009 primarily due to favorable foreign exchange impacts. The Company’s gross unrecognized tax benefits at March 31, 2009 were approximately $236 million and the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were approximately $113 million. The gross unrecognized tax benefits differ from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions will not impact the effective tax rate in current or future periods.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Income Taxes — (Continued)

It is reasonably possible that the amount of the Company’s unrecognized tax benefits may change within the next twelve months as a result of settlement of ongoing audits, for changes in judgment as new information becomes available related to positions both already taken and those expected to be taken in tax returns, primarily related to transfer pricing-related initiatives, or from the closure of tax statutes. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. However, the Company believes it is reasonably possible it will reduce the amount of its existing unrecognized tax benefits impacting the effective tax rate by $5 million to $10 million due to the lapse of statute of limitations. Further, substantially all of the Company’s unrecognized tax benefits relate to uncertain tax positions that are not currently under review by taxing authorities and therefore, the Company is unable to specify the future periods in which it may be obligated to settle such amounts.

The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Estimated interest and penalties related to the potential underpayment of income taxes totaled $3 million for the three months ended March 31, 2009. As of March 31, 2009, the Company had approximately $39 million of accrued interest and penalties related to uncertain tax positions.

NOTE 13.	Shareholders’ Deficit and Noncontrolling Interests

In accordance with the disclosure requirements of SFAS 160 the Company has provided, in the table below, a reconciliation of the carrying amount of total shareholders’ deficit, including shareholders’ deficit attributable to Visteon and equity attributable to noncontrolling interests (“NCI”).

	Three Months Ended March 31
	2009			2008
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)

Shareholders’ (deficit) equity beginning balance	$(887)	$264	$(623)	$(90)	$293	$203
Net income (loss)	2	7	9	(105)	12	(93)
Other comprehensive loss:
Foreign currency translation adjustment	(248)	(14)	(262)	69	(6)	63
Pension and other post-retirement benefits	146	—	146	(8)	—	(8)
Other	(8)	(5)	(13)	(3)	(2)	(5)

Total other comprehensive (loss) income	(110)	(19)	(129)	58	(8)	50
Dividends to noncontrolling interests	—	(7)	(7)	—	(11)	(11)

Shareholders’ (deficit) equity ending balance	$(995)	$245	$(750)	$(137)	$286	$149

Components of the Accumulated other comprehensive income (“AOCI”) category of Shareholders’ deficit are as follows:

	March 31	December 31
	2009	2008
	(Dollars in Millions)

Foreign currency translation adjustments	$(40)	$208
Pension and other postretirement benefit adjustments, net of tax	107	(39)
Realized and unrealized losses on derivatives	(20)	(12)

Total Visteon Accumulated other comprehensive income	$47	$157

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Earnings Per Share

Basic earnings (loss) per share of common stock is calculated by dividing reported net income (loss) by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. In addition to restricted stock, the calculation of diluted earnings (loss) per share takes into account the effect of dilutive potential common stock, such as stock warrants and stock options.

	Three Months Ended
	March 31
	2009	2008
	(In millions, Except Per Share Data)

Numerator:
Net income (loss) attributable to Visteon common shareholders	$2	$(105)

Denominator:
Average common stock outstanding	130.5	129.9
Less: Average restricted stock outstanding	(1.1)	(0.4)

Basic shares	129.4	129.5
Net dilutive effect	—	—

Diluted shares	129.4	129.5

Earnings (loss) per share:
Basic and diluted income (loss) per share	$0.02	$(0.81)

Stock options and stock warrants with exercise prices that exceed the average market price of the Company’s common stock have an anti-dilutive effect and therefore were excluded from the computation of diluted earnings (loss) per share. The number of stock options excluded from the computation of diluted earnings (loss) per share was 12 million for the three months ended March 31, 2009 and 13 million for the three-month period ended March 31, 2008. The number of stock warrants excluded from the computation of diluted earnings (loss) per share was 25 million for the three months ended March 31, 2009 and 2008.

NOTE 15.	Fair Value Measurements

In September 2006, the FASB issued SFAS 157, which established a framework for measuring fair value, including a hierarchy based on the quality of inputs used to measure fair value and provides specific disclosure requirements based on the hierarchy.

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

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy, all of which are Level 2, “Other Observable Inputs,” for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008:

	March 31	December 31
	2009	2008
	(Dollars in Millions)

Assets
Interest rate swaps	$8	$17
Foreign currency instruments	1	15

Total	$9	$32

Liabilities
Foreign currency instruments	$7	$11

NOTE 16.	Financial Instruments

The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates and market interest rates. In part, the Company manages these risks through the use of derivative financial instruments. The Company’s use of derivative financial instruments is limited to hedging activities and such instruments are not used for speculative or trading purposes. The use of derivative financial instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards that are expected to fully satisfy their obligations under the contracts. Additionally, the Company’s ability to utilize derivatives to manage risks is dependent on credit and market conditions.

Foreign Currency Exchange Rate Risk

The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Where possible, the Company utilizes derivative financial instruments, including forward and option contracts, to protect the Company’s cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary foreign exchange operating exposures include the Euro, Korean Won, Czech Koruna and Mexican Peso. For transactions in these currencies, the Company utilizes a strategy of partial coverage.

As of March 31, 2009 and December 31, 2008, the Company had forward contracts designated as hedges related to changes in foreign currency exchange rates. The Company estimates the fair value of foreign currency forward contracts in accordance with the requirements of SFAS 157. The notional amounts of foreign currency hedging instruments in equivalent U.S. dollars were approximately $200 million and $350 million at March 31, 2009 and December 31, 2008.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Financial Instruments — (Continued)

Interest Rate Risk

The Company is subject to interest rate risk principally in relation to its fixed-rate and variable-rate debt arrangements. Where possible, the Company utilizes derivative financial instruments, including fixed-for-variable and variable-for-fixed interest rate swap agreements, to manage exposure to fluctuations in market interest rates. The maximum length of time over which the Company hedges forecasted transactions related to the payment of variable interest on existing debt is the term of the underlying debt.

As of March 31, 2009 and December 31, 2008, the Company had interest rate swaps designated as hedges of forecasted cash flows related to future interest payments for a portion of the $1 billion seven-year term loan due June 13, 2013 ($200 million). These interest rate swaps effectively convert the designated portion of the seven-year term loan from a variable rate instrument to a fixed rate instrument in connection with the Company’s risk management policies. The Company estimates the fair value of these interest rate swaps in accordance with the requirements of SFAS 157. The notional amount of these interest rate swaps was $200 million at March 31, 2009 and December 31, 2008.

As of March 31, 2009 and December 31, 2008, the Company had interest rate swaps designated as hedges of the fair value of a portion of the 8.25% notes due August 1, 2010 ($125 million) and a portion of the 7.00% notes due March 10, 2014 ($225 million). These interest rate swaps effectively convert the designated portions of these notes from fixed interest rate to variable interest rate instruments in connection with the Company’s risk management policies. The Company estimates the fair value of these interest rate swaps in accordance with the requirements of SFAS 157. The notional amount of these interest rate swaps were approximately $350 million at March 31, 2009 and December 31, 2008.

Accounting for Derivative Financial Instruments

The Company accounts for its derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” Under SFAS 133, the criteria used to determine whether hedge accounting treatment is appropriate are the designation of the hedge to an underlying exposure, reduction of overall risk, and a highly effective relationship between the hedging instrument and the hedged item or transaction.

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

Derivative instruments that are designated and qualify as cash flow hedges of forecasted transactions are reflected as other assets or liabilities in the Company’s consolidated balance sheets. Changes in the fair value of cash flow hedges are initially recorded as a component of “Accumulated other comprehensive income” and reclassified to the consolidated statement of operations when the hedged transactions affect results of operations. At this time, a gain or loss on the cash flow hedge is recognized representing the excess of the cumulative change in the present value of future cash flows of the hedged item. Any ineffective portion of a cash flow hedge is immediately recognized in earnings.

Interest rate swaps that are designated and qualify as fair value hedges are reflected as other non-current assets or liabilities in the Company’s consolidated balance sheets. Changes in the fair value of these interest rate swaps are recorded as a direct adjustment to the underlying debt. The adjustment does not affect the results of operations unless the contract is terminated, in which case the resulting cash flow is offset by a valuation adjustment of the underlying debt and is amortized to interest expense over the remaining life of the debt.

Derivative financial instruments designated as hedging instruments under SFAS 133 are included in the Company’s consolidated balance sheets at March 31, 2009 and December 31, 2008 as follows:

	Assets			Liabilities
Risk Hedged	Classification	2009	2008	Classification	2009	2008
	(Dollars in Millions)

Foreign currency	Other current assets	$3	$16	Other current assets	$2	$1
Foreign currency				Other current liabilities	7	11
Interest rates	Other current assets	16	—	Other current assets	9	—
Interest rates	Other non-current assets	2	25	Other non-current assets	1	8

Total		$21	$41		$19	$20

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis, consistent with the guidance contained within FASB Interpretation No. 39 (“FIN 39”), Offsetting of Amounts Related to Certain Contracts and FASB Staff Position No. 39-1 (“FSP FIN 39-1”), Amendment of FASB Interpretation No. 39.

The impact of derivative financial instruments on the Company’s financial statements, as recorded in “Cost of sales,” for the three months ended March 31, 2009 and March 31, 2008 is as follows:

	Amount of Gain (Loss)
	Recorded		Reclassified from
	in AOCI		AOCI into Income		Recorded in Income
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)

Foreign currency risk
Cash flow hedges	$(7)	$(3)	$(8)	$—	$—	$—
Non-designated cash flow hedges	—	—	—	—	3	6

Total	$(7)	$(3)	$(8)	$—	$3	$6

Interest rate risk
Fair value hedges	$—	$—	$—	$—	$2	$—
Cash flow hedges	(3)	(3)	(2)	—	—	—

Total	$(3)	$(3)	$(2)	$—	$2	$—

The ineffective portion of the Company’s hedging instruments for the three months ended March 31, 2009 and March 31, 2008 was not material.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Financial Instruments — (Continued)

Concentrations of Credit Risk

Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty, and through monitoring counterparty credit risks. The Company’s concentration of credit risk related to derivative contracts at March 31, 2009 was not significant.

With the exception of the customers below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at March 31, 2009 and December 31, 2008 respectively.

	March 31	December 31
	2009	2008

Ford and affiliates	23%	18%
Hyundai Motor Company	14%	13%
PSA Peugeot Citroën	9%	16%
Hyundai Mobis Company	9%	10%

Management periodically performs credit evaluations of its customers and generally does not require collateral.

NOTE 17.	Commitments and Contingencies

Guarantees

The Company has guaranteed approximately $75 million for lease payments and $7 million of debt capacity related to its subsidiaries. In connection with the January 2009 PBGC Agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million. In the first quarter of 2009, in connection with the UK Administration the Company recorded a liability of approximately $5 million related to the guarantee of the UK Debtor’s lease payments.

Litigation and Claims

On March 31, 2009, Visteon UK Limited, a company organized under the laws of England and Wales and an indirect, wholly-owned subsidiary of the Company, filed for administration under the United Kingdom Insolvency Act of 1986 with the High Court of Justice, Chancery division in London, England. The UK Administration does not include the Company or any of the Company’s other subsidiaries. The UK Administration is discussed in Note 1, “Description of the Business and Company Background.”

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Commitments and Contingencies — (Continued)

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The following table provides a reconciliation of changes in product warranty and recall liability for the three months ended March 31, 2009 and 2008:

	Product Warranty and Recall
	2009	2008
	(Dollars in Millions)

Beginning balance	$100	$108
Accruals for products shipped	5	12
Changes in estimates	(8)	(1)
Settlements	(10)	(9)

Ending balance	$87	$110

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

The Company is aware of contamination at some of its properties and relating to various third-party superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites and at March 31, 2009, had recorded an accrual of approximately $5 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Although the Company believes its accrual is adequate based on current information, the Company cannot provide assurance that the eventual environmental investigation, cleanup costs and related liabilities will not exceed the amount of its current accrual.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Accruals have been established by the Company for matters where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at March 31, 2009 or that are in excess of established accruals. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate.

NOTE 18.	Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires the Company to disclose certain financial and descriptive information about segments of its business. Segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision-maker, or a decision-making group, in deciding the allocation of resources and in assessing performance.

The Company’s operating structure is comprised of the following: Climate, Electronics and Interiors. These global product groups have financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio. Within each of the global product groups, certain facilities manufacture a broader range of the Company’s total product line offering and are not limited to the primary product line. Regional customer groups are responsible for the marketing, sales and service of the Company’s product portfolio to its customer base. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment. In addition to these global product groups, the Company also operates Visteon Services, a centralized administrative function to monitor and facilitate transactions primarily with ACH for the costs of leased employees and other services provided by the Company.

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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Segment Information — (Continued)

Overview of Segments

•	Climate: The Climate product group includes facilities that primarily manufacture climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems.

•	Electronics: The Electronics product group includes facilities that primarily manufacture audio systems, infotainment systems, driver information systems, powertrain and feature control modules, climate controls, electronic control modules and lighting.

•	Interiors: The Company’s Interior product group includes facilities that primarily manufacture instrument panels, cockpit modules, door trim and floor consoles.

•	Services: The Company’s Services operations supply leased personnel and transition services pursuant to the ACH Transactions and other divestitures.

Segment Net Sales, Gross Margin and Operating Assets

			Gross
			Margin
	Net Sales		Three
	Three Months		Months				Property and
	Ended		Ended		Inventories, net		Equipment, net
	March 31		March 31		March 31	December 31	March 31	December 31
	2009	2008	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)

Climate	$491	$898	$29	$84	$146	$172	$759	$817
Electronics	445	976	8	95	126	131	578	626
Interiors	390	856	7	14	47	43	261	298
Other	—	127	—	1	—	—	—	1
Central/eliminations	(31)	(118)	—	—	9	8	—	—

Total product	$1,295	$2,739	$44	$194	$328	$354	$1,598	$1,742
Services	57	123	1	1	—	—	—	—

Total segment	$1,352	$2,862	$45	$195	$328	$354	$1,598	$1,742
Reconciling Item
Corporate	—	—	—	—	—	—	410	420

Total consolidated	$1,352	$2,862	$45	$195	$328	$354	$2,008	$2,162

Reconciling Item and Reclassification

Certain adjustments are necessary to reconcile segment information to the Company’s consolidated amounts. Corporate reconciling items are related to the Company’s technical centers, corporate headquarters and other administrative and support functions.

Segment information for the quarterly period ended March 31, 2008 and as of December 31, 2008 has been recast to reflect the remaining Other product group operations in the Company’s Climate, Electronics and Interiors product groups. These operations have been reclassified consistent with the Company’s current management reporting structure. All other facilities associated with the Company’s Other product group have been either divested or closed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009 and the financial statements and accompanying notes to the financial statements included elsewhere herein. The financial data presented herein are unaudited, but in the opinion of management reflect all adjustments, including normal recurring adjustments (except as otherwise disclosed), necessary for a fair presentation of such information.

Executive Summary

Visteon Corporation is a leading global supplier of climate, interiors and electronics systems, modules and components to global automotive original equipment manufacturers (“OEMs”) including BMW, Chrysler LLC, Daimler AG, Fiat, Ford, General Motors, Honda, Hyundai / Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. The Company has a broad network of manufacturing, technical engineering and joint venture operations in every major geographic region of the world, supported by approximately 31,000 employees dedicated to the design, development, manufacture and support of its product offering and its global customers. The Company conducts its business across four segments: Climate, Interiors, Electronics and Services.

Liquidity Matters

The Company’s cash and liquidity needs are impacted by the level, variability and timing of its customers’ worldwide vehicle production levels, which vary based on economic conditions and market shares. The global credit crisis and the erosion of consumer confidence continued to negatively impact the automotive sector on a global basis through the first quarter of 2009. In consideration of current and projected market conditions, overall automotive sector instability and Visteon’s recent history of operating losses and cash usage, projections indicate that the Company’s liquidity will be at or near minimum cash levels required to operate the business during 2009.

Current sources of liquidity for the Company include the following as of March 31, 2009:

•	Cash and equivalents of $604 million, of which approximately 31% or $186 million was located in the U.S.

•	The European Securitization had $26 million available for borrowing after $43 million in outstanding borrowings.

•	The U.S. ABL Facility had availability of $18 million per the terms of the Fourth Amendment and Waiver to the credit agreement after $105 million in outstanding borrowings and $58 million in letters of credit.

•	Various other credit facilities held by Company affiliates of approximately $227 million, certain of which are related to the Company’s non-U.S. operations.

The Company’s ability to access other sources of external financial support is limited by the constrained credit markets, current credit ratings, recent significant operating losses and negative cash flows as well as projected industry conditions. Additionally, any such access would likely be at an increased cost and under more restrictive terms and conditions. Access to, and the costs of borrowing in, the capital markets depend in part on the Company’s credit ratings, which are currently below investment grade. Moody’s current corporate rating of the Company is Ca with a negative outlook, and the SGL rating is 4. The rating on the 2010 and 2014 senior unsecured debt is C, the rating on the 2016 senior guaranteed unsecured debt is Ca and the rating on the senior secured term loan is Caa2. The current corporate rating of the Company by S&P is CCC with a negative outlook. S&P’s rating on the senior unsecured debt is CCC- and the rating on the senior secured term loan is B-. Fitch’s current rating on the Company’s senior secured debt is B-.

The Company continues to develop and execute, as appropriate, additional actions designed to generate liquidity. The success of the Company’s liquidity plans depends on global economic conditions, levels of automotive sales and production, trade creditor business conduct and occurrence of no other material adverse developments. Additionally, various macro-level factors outside of the Company’s control may further negatively impact the Company’s ability to meet its obligations as they come due. Such factors include, but are not limited to, the following:

•	Sustained weakness and/or continued deterioration of global economic conditions.

•	Continued automotive sales and production at levels consistent with or lower than first quarter 2009.

•	Bankruptcy of any significant customer resulting in delayed payment and/or non-payment of receivables.

•	Bankruptcy of any significant supplier resulting in delayed shipments of materials necessary for production.

•	Actions of trade creditors to accelerate payments for goods and services provided.

•	Other events of non-compliance with the terms and conditions of short or long-term debt obligations.

On April 30, 2009, Chrysler LLC and twenty-four of its affiliates filed petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the U.S. Bankruptcy Code. Additionally, Chrysler LLC announced that it has halted production at many of its U.S. manufacturing facilities until certain transactions are completed with Fiat SpA. General Motors Corporation has also announced that it will extend its usual mid-year down time at many of its North America manufacturing facilities during the spring and summer of 2009. These events are expected to have an adverse impact on the Company’s financial position, results of operations and cash flows. However, the magnitude of such impact cannot be fully determined at this time.

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

Pursuant to affirmative covenants contained in the agreements associated with the Company’s senior secured facilities and European Securitization (the “Facilities”), the Company is required to provide audited annual financial statements within a prescribed period of time after the end of each fiscal year without a “going concern” audit report or like qualification or exception. On March 31, 2009, the Company’s independent registered public accounting firm included an explanatory paragraph in its audit report on the Company’s 2008 consolidated financial statements indicating substantial doubt about the Company’s ability to continue as a going concern. The receipt of such an explanatory statement constitutes a default under the Facilities. On March 31, 2009, the Company entered into amendments and waivers (the “Waivers”) with the lenders under the Facilities, which provide for waivers of such defaults for limited periods of time, as more fully described in Note 10 “Debt,” to the consolidated financial statements.

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

The aforementioned resulted in the classification of substantially all of the Company’s long-term debt as current liabilities in the Company’s consolidated balance sheets as of March 31, 2009 and December 31, 2008.

Visteon UK Limited Administration

On March 31, 2009, in accordance with the provisions of the United Kingdom Insolvency Act of 1986 and pursuant to a resolution of the board of directors of Visteon UK Limited, a company organized under the laws of England and Wales (the “UK Debtor”) and an indirect, wholly-owned subsidiary of the Company, representatives from KPMG (the “Administrators”) were appointed as administrators in respect of the UK Debtor (the “UK Administration”). The UK Administration was initiated in response to continuing operating losses of the UK Debtor and mounting labor costs and their related demand on the Company’s cash flows, and does not include the Company or any of the Company’s other subsidiaries. Under the UK Administration, the UK Debtor, which has operations in Enfield, UK, Basildon, UK and Belfast, UK, is expected to be wound down. The effect of the UK Debtor’s entry into administration was to place the management, affairs, business and property of the UK Debtor under the direct control of the Administrators.

The UK Debtor recorded sales, negative gross margin and net loss of $32 million, $7 million and $10 million, respectively for the three months ended March 31, 2009. As of March 31, 2009 total assets of $64 million, total liabilities of $132 million and related amounts deferred as “Accumulated other comprehensive income” of $84 million, were deconsolidated from the Company’s balance sheet in accordance with the requirements of Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” resulting in a deconsolidation gain of $152 million. The Company also recorded $57 million for contingent liabilities related to the UK Administration, including $45 million of costs associated with former employees of the UK Debtor, for which the Company will be reimbursed from the escrow account, on a 100% basis.

Additional amounts related to these items or other contingent liabilities for potential claims under the UK Administration, which may result from (i) negotiations; (ii) actions of the Administrators; (iii) resolution of contractual arrangements, including unexpired leases; (iv) material adverse developments or other events, may be recorded in future periods. No assurance can be provided that the Company will not be subject to future litigation and/or liabilities related to the UK Administration. Additional liabilities, if any, will be recorded when they become probable and estimable and could materially affect the Company’s results of operations and financial condition in future periods.

Summary Financial Results for the Quarterly Period Ended March 31, 2009

Financial results for the three-month period ended March 31, 2009 are summarized as follows:

•	Net sales of $1.35 billion for first quarter 2009, compared to $2.86 billion for the same period of 2008.

•	Gross margin of $45 million for first quarter 2009, down from $195 million in first quarter 2008.

•	Selling, general and administrative expenses of $108 million, lower by 27% when compared to $148 million for first quarter 2008.

•	Net income of $9 million for first quarter 2009 compared to a net loss of $93 million for first quarter 2008.

•	Operating activities cash use of $275 million compared to a use of $126 million for the same period of 2008.

•	Financing activities cash use of $240 million includes $163 million of cash restricted in accordance with terms and conditions of the Waivers.

Recessionary economic conditions continued to suppress global consumer demand for automobiles, which resulted in lower customer production volumes throughout first quarter 2009. The Company recorded total sales of $1.35 billion, including product sales of $1.30 billion. Product sales decreased by $1.44 billion, year-over-year, including $1.1 billion due to production volumes and customer sourcing actions, partially offset by new business; $212 million related to divestitures and closures; and $169 million related to foreign currency. During the first quarter of 2009 the company continued to experience lower sales in each of the major regions in which it operates, reflecting decreased production volumes by all customers as vehicle sales declined in response to weakened global economic conditions. Regionally, North America comprised 24% of the Company’s total product sales for first quarter 2009, while Europe, Asia and South America accounted for 38%, 32% and 6%, respectively.

North America product sales were $323 million for first quarter 2009 compared to $750 million during the same period of 2008. The decrease included $327 million related to lower customer production volumes and $84 million related to facility closures and customer sourcing actions. Product sales in Europe were $514 million for first quarter 2009 compared to $1.17 billion for first quarter 2008. The decrease included $455 million related to lower customer production volumes, $128 million related to facility closures and divestitures and unfavorable currency of $65 million. In Asia, product sales decreased by $411 million compared to the same period of 2008, including $268 million related to lower customer production volumes and $90 million of unfavorable currency.

The significant decline in sales for first quarter 2009 fueled a decrease of $150 million in gross margin, primarily reflecting the impact of lower production levels on the Company’s fixed cost structure. Lower customer production volumes, divestitures and closures resulted in a $343 million decrease in gross margin, which was partially offset by $164 million of cost reductions, including restructuring savings and $29 million of currency and commercial agreements.

The Company’s cash and equivalents balance was $604 million as of March 31, 2009. Cash and equivalents decreased by $576 million during first quarter 2009 due to operating cash use of $275 million related to higher losses, as adjusted for non-cash items, and higher trade working capital outflow; $34 million investing cash use primarily attributable to capital expenditures and cash attributable to the deconsolidation of the UK Debtor; $240 million financing cash use resulting from the restriction of $163 million of cash balances pursuant to the Waivers and $77 million net debt payments and other; and $27 million of unfavorable currency.

Results of Operations

Three Months Ended March 31, 2009 and 2008

	Sales			Gross Margin
	2009	2008	Change	2009	2008	Change
	(Dollars in Millions)

Climate	$491	$898	$(407)	$29	$84	$(55)
Electronics	445	976	(531)	8	95	(87)
Interiors	390	856	(466)	7	14	(7)
Other	—	127	(127)	—	1	(1)
Eliminations	(31)	(118)	87	—	—	—

Total product	$1,295	$2,739	$(1,444)	$44	$194	$(150)
Services	57	123	(66)	1	1	—

Total	$1,352	$2,862	$(1,510)	$45	$195	$(150)

Net Sales

The Company’s consolidated net sales during the three months ended March 31, 2009 decreased $1.51 billion or 53% when compared to the same period of 2008. Significant production volume declines across all key customers globally resulted in a sales volume decline of $1.1 billion. Additionally, plant divestitures and closures decreased sales by $212 million and unfavorable currency of $169 million further reduced sales.

Net sales for Climate were $491 million in the first quarter of 2009, compared with $898 million for the first quarter of 2008, representing a decrease of $407 million or 45%. Sales in Asia declined $252 million including $165 million of customer production declines, unfavorable currency of $66 million and net customer price reductions. Sales in North America and Europe declined $205 million including $175 million related to customer production declines, $16 million of unfavorable currency, $7 million related to the closure of the Company’s Connersville, Indiana facility and net customer price reductions.

Net sales for Electronics were $445 million in the first quarter of 2009, compared with $976 million for the first quarter of 2008, representing a decrease of $531 million or 54%. Sales in Europe declined $281 million including $250 million related to customer production declines, $29 million of unfavorable currency and net customer price reductions. Sales in North America declined $191 million including $183 million related to customer production volumes and mix, past customer sourcing decisions and net customer price reductions. The remainder of the deterioration related to Asia and South America production volume declines and unfavorable currency.

Net sales for Interiors were $390 million in the first quarter of 2009, compared with $856 million for the first quarter of 2008, representing a decrease of $466 million or 54%. Sales in Europe declined $272 million including $167 million related to customer production declines, $86 million related to divestitures in the UK and Spain, unfavorable currency of $22 million and net customer price reductions. Sales in North America and Asia declined $232 million including $230 million related to customer production declines, unfavorable currency of $26 million and net customer price reductions, partially offset by $27 million of customer settlements.

All remaining manufacturing facilities in the Other segment have either been divested, closed or reclassified consistent with the Company’s current management reporting structure. Sales in the first quarter of 2008 related to these facilities were $127 million including $83 million associated with North America manufacturing facilities and $44 million associated with Europe manufacturing facilities.

Services revenues primarily relate to information technology, engineering, administrative and other business support services provided by the Company to ACH, under the terms of various agreements with ACH. Such services are generally provided at an amount that approximates cost. Total services revenues were $57 million in the first quarter of 2009, compared with $123 million in 2008. Services revenues and related costs included $5 million of contractual reimbursement from Ford under the Amended Reimbursement Agreement for costs associated with the separation of ACH leased employees no longer required to provide such services. The decrease in services revenue represents lower ACH utilization of the Company’s services in connection with the terms of various agreements.

Gross Margin

The Company’s gross margin was $45 million in the first quarter of 2009, compared with $195 million in the first quarter of 2008, representing a decrease of $150 million. This decrease reflects the impact of lower production levels on the Company’s fixed cost structure. Lower customer production volumes, divestitures and closures resulted in a $343 million decrease in gross margin, which was partially offset by $164 million of cost reductions, including restructuring savings and $29 million of currency and commercial agreements.

Gross margin for Climate was $29 million in the first quarter of 2009, compared with $84 million in the first quarter of 2008, representing a decrease of $55 million or 65%. Significant customer production declines in all regions and the closure of the Connersville, Indiana manufacturing facility resulted in a decrease in gross margin of $87 million. The non-recurrence of a $13 million gain on sale of a UK manufacturing facility further reduced gross margin in the first quarter of 2009. These decreases were partially offset by $46 million related to net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities.

Gross margin for Electronics was $8 million in the first quarter of 2009, compared with $95 million in the first quarter of 2008, representing a decrease of $87 million. Significant customer production declines in all regions and customer desourcing actions resulted in a decrease in gross margin of $157 million. This reduction was partially offset by $52 million related to net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities; $11 million related to the non-recurrence of 2008 accelerated depreciation; and $3 million for a curtailment gain related to employee reductions at a manufacturing facility in Pennsylvania.

Gross margin for Interiors was $7 million in the first quarter of 2009, compared with $14 million in the first quarter of 2008, representing a decrease of $7 million. Significant customer production declines in all regions and divestitures in the UK and Spain resulted in a decrease of $60 million. This decrease was partially offset by $27 million related to net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts, and restructuring activities and $27 million of customer settlements.

During 2008 all facilities associated with the Company’s Other segment were divested, closed or reclassified consistent with the Company’s current management reporting structure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $108 million in the first quarter of 2009, compared with $148 million in the first quarter of 2008, representing a decrease of $40 million or 27%. The decrease includes $52 million related to cost efficiencies resulting from the Company’s ongoing restructuring activities net of economics and the implementation costs associated with those restructuring activities and $9 million of favorable currency. These efficiencies were partially offset by $10 million related to professional fees and $10 million of bad debt expenses.

Deconsolidation Gain

In connection with the UK Administration, the UK Debtor was deconsolidated from the Company’s balance sheet resulting in a gain of $152 million in accordance with SFAS 160. The Company also recorded $57 million for contingent liabilities related to the UK Administration.

Restructuring Expenses and Reimbursement from Escrow Account

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the three months ended March 31, 2009. The Company’s restructuring expenses are primarily related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2008	$49	$3	$4	$8	$64
Expenses	7	5	1	14	27
Currency exchange	(3)	—	—	—	(3)
Utilization	(19)	(7)	(1)	(19)	(46)

March 31, 2009	$34	$1	$4	$3	$42

During the first quarter of 2009, the Company recorded approximately $20 million in employee severance and termination benefit costs related to approximately 350 employees. These reductions were initiated in response to continued recessionary economic conditions and related negative impact on the automotive sector and the Company’s results of operations and cash flows during the first quarter of 2009. The Company also recorded employee severance and termination benefit charges of $7 million under the previously announced multi-year improvement plan.

Utilization for the three months ended March 31, 2009 includes $35 million of payments for severance and other employee termination benefits and $11 million of special termination benefits reclassified to pension and other postretirement employee benefits, where such payments are made from the Company’s benefit plans.

Asset Impairments and Loss on Divestiture

During the first quarter of 2008, the Company completed the sale of its North American-based aftermarket underhood and remanufacturing operations and recorded total losses of $40 million in connection with the transaction.

Interest

Interest expense was $55 million for the quarterly period ended March 31, 2009 compared to $57 million for the same period of 2008. The decrease of $2 million resulted from lower borrowing rates and lower debt levels, partially offset by $11 million for debt waiver fees. Interest income was $4 million for the first quarter of 2009, compared to $15 million for the first quarter of 2008. The decrease of $11 million resulted from lower global cash balances and lower investment rates.

Income Taxes

The provision for income taxes of $14 million for the first quarter of 2009, represents a decrease of $37 million when compared with $51 million in the same period of 2008. The decrease in tax expense is primarily attributable to lower earnings in those countries where the Company is profitable and a net reduction in unrecognized tax benefits year-over-year.

Cash Flows

Operating Activities

Cash used by operating activities during the first quarter of 2009 totaled $275 million, compared with $126 million for the same period in 2008. The increase in usage is primarily due to higher losses, as adjusted for non-cash items, higher trade working capital outflow and an increase in the escrow receivable, partially offset by lower annual incentive compensation payments, a decrease in recoverable tax assets and lower restructuring cash payments.

Investing Activities

Cash used by investing activities was $34 million during the first quarter of 2009, compared with $22 million for the same period in 2008. The increase in cash usage resulted from a decrease in proceeds from divestitures and asset sales and $11 million of cash associated with the deconsolidation of the UK Debtor, partially offset by a decrease in capital expenditures. The proceeds from divestitures and asset sales for the first quarter of 2009, totaled $2 million compared to $52 million for the first quarter of 2008, which included proceeds from the NA Aftermarket divestiture. Capital expenditures, excluding capital leases, decreased to $25 million in the first quarter of 2009 compared with $74 million in the same period of 2008.

Financing Activities

Cash used by financing activities totaled $240 million in the first quarter of 2009, compared with $12 million in the same period in 2008. Cash used by financing activities in the first quarter of 2009 primarily resulted from the requirement for $163 million to be classified as restricted cash to satisfy conditions of the Company’s debt waivers, a reduction in the European Securitization borrowing and a decrease in book overdrafts, partially offset by additional borrowing under the U.S. ABL Facility. Cash used by financing activities increased by $228 million when compared to $12 million used by financing activities during the first quarter of 2008, which included capital lease payments and a decrease in book overdrafts.

Debt and Capital Structure

Information related to the Company’s debt is set forth in Note 10 “Debt” to the consolidated financial statements included herein under Item 1.

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

Obligations under the U.S. ABL Facility are secured by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including real property, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of nearly all direct and indirect domestic subsidiaries (other than those domestic subsidiaries the sole assets of which are capital stock of foreign subsidiaries) and certain foreign subsidiaries, as well as a second-priority lien on substantially all other material tangible and intangible assets of the Company and most of its domestic subsidiaries which secure the Company’s term loan credit agreement.

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

At March 31, 2009, the Company was in compliance with applicable covenants and restrictions, as amended, although there can be no assurance that the Company will remain in compliance with such covenants in the future. If the Company was to violate a covenant and not obtain a waiver, the credit agreements could be terminated and amounts outstanding would be accelerated. The Company can provide no assurance that, in such event, that it would have access to sufficient liquidity resources to repay such amounts.

Off-Balance Sheet Arrangements

The Company has guaranteed approximately $75 million for lease payments and $7 million of debt capacity related to its subsidiaries. In connection with the January 2009 PBGC Agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million. In the first quarter of 2009, in connection with the UK Administration the Company recorded a liability of approximately $5 million related to the guarantee of the UK Debtor’s lease payments.

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

The Company’s use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Fair value measurements related to derivative assets take into account the non-performance risk of the respective counterparty, while derivative liabilities take into account the non-performance risk of Visteon and its foreign affiliates. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives and net interest rate swaps as of March 31, 2009.

New Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides guidance on estimating the fair value when the volume and level of activity have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect FSP FAS 157-4 to have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures around the fair value of financial instruments for interim reporting periods, including (a) the fair value at the period end and (b) the methods and assumptions used to calculate the fair value. FSP FAS 107-1 is effective for interim reporting periods after June 15, 2009. The Company does not expect FSP FAS 107-1 to have a significant impact on its consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1 (“FSP FAS 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP requires disclosure of (a) how pension plan assets investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will be adopted by the Company for its annual consolidated financial statements for the fiscal year ending December 31, 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement requires disclosure of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and was adopted by the Company on a prospective basis on January 1, 2009, as more fully described in Note 16, “Derivative Financial Instruments” to the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51.” These statements change the accounting and reporting for business combination transactions and minority interests in consolidated financial statements. These statements are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. The Company adopted these standards effective January 1, 2009 as more fully described in Note 13 “Shareholders’ Deficit and Noncontrolling Interests” to the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” This statement, which became effective January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company adopted the requirements of SFAS 157 as of January 1, 2008 without a material impact on its consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The application of SFAS 157 to the Company’s nonfinancial assets and liabilities did not impact its consolidated financial statements.

Cautionary Statements Regarding Forward-Looking Information

Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and estimates, which are subject to risks and uncertainties including those discussed in Item 1A under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for fiscal year 2008 as well as elsewhere in this report. Accordingly, the reader should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent the Company’s estimates and assumptions only as of the date of this report. The Company does not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made. The Company qualifies all of its forward-looking statements by these cautionary statements.

The reader should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:

•	Visteon’s ability to satisfy its future capital and liquidity requirements; Visteon’s ability to access the credit and capital markets at the times and in the amounts needed and on terms acceptable to Visteon; Visteon’s ability to comply with covenants applicable to it; and the continuation of acceptable supplier payment terms.

•	Visteon’s ability to satisfy its pension and other postemployment benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost effective basis.

•	Visteon’s ability to restructure its capital structure, which will depend on, among other things, the outcome of negotiations with customers and lenders.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers, particularly its largest customer, Ford.

•	Changes in vehicle production volume of Visteon’s customers in the markets where it operates, and in particular changes in Ford’s North American and European vehicle production volumes and platform mix.

•	Visteon’s ability to profitably win new business from customers other than Ford and to maintain current business with, and win future business from, Ford, and, Visteon’s ability to realize expected sales and profits from new business.

•	Increases in commodity costs or disruptions in the supply of commodities, including steel, resins, aluminum, copper, fuel and natural gas.

•	Visteon’s ability to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, improve its operating performance; to achieve the benefits of its restructuring actions; and to recover engineering and tooling costs and capital investments.

•	Visteon’s ability to compete favorably with automotive parts suppliers with lower cost structures and greater ability to rationalize operations; and to exit non-performing businesses on satisfactory terms, particularly due to limited flexibility under existing labor agreements.

•	Restrictions in labor contracts with unions that restrict Visteon’s ability to close plants, divest unprofitable, noncompetitive businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.

•	The costs and timing of facility closures or dispositions, business or product realignments, or similar restructuring actions, including potential asset impairment or other charges related to the implementation of these actions or other adverse industry conditions and contingent liabilities.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Legal and administrative proceedings, investigations and claims, including shareholder class actions, inquiries by regulatory agencies, product liability, warranty, employee-related, environmental and safety claims and any recalls of products manufactured or sold by Visteon.

•	Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system, or fuel prices and supply.

•	The cyclical and seasonal nature of the automotive industry.

•	Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.

•	Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.

•	Visteon’s ability to provide various employee and transition services in accordance with the terms of existing agreements between the parties, as well as Visteon’s ability to recover the costs of such services.

•	Visteon’s ability to quickly and adequately remediate control deficiencies in its internal control over financial reporting.

•	The possibility that Visteon and any of its subsidiaries may need to seek protection under the U.S. Bankruptcy Code or similar laws in other jurisdictions.

•	Other factors, risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk

The Company’s net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. The Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts and, to a lesser extent, option contracts are utilized to protect the Company’s cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary foreign exchange operating exposures include the Euro, Korean Won, Czech Koruna and Mexican Peso. For transactions in these currencies, the Company utilizes a strategy of partial coverage. As of March 31, 2009, the Company’s coverage for projected transactions in these currencies was approximately 34%. As of March 31, 2009 and December 31, 2008, the net fair value of foreign currency forward and option contracts was a liability of $6 million and an asset of $4 million, respectively.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $21 million and $33 million as of March 31, 2009 and December 31, 2008, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company’s financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

The Company is subject to interest rate risk principally in relation to fixed-rate and variable-rate debt. The Company uses derivative financial instruments to manage exposure to fluctuations in interest rates in connection with its risk management policies. The Company has entered into interest rate swaps for a portion of the 8.25% notes due August 1, 2010 ($125 million) and a portion of the 7.00% notes due March 10, 2014 ($225 million). These interest rate swaps effectively convert the designated portions of these notes from fixed interest rate to variable interest rate instruments. Additionally, the Company has entered into interest rate swaps for a portion of the $1 billion term loan due 2013 ($200 million), effectively converting the designated portion of this loan from a variable interest rate to a fixed interest rate instrument. Approximately 30% of the Company’s borrowings were effectively on a fixed rate basis as of March 31, 2009 and December 31, 2008. As of March 31, 2009 and December 31, 2008, the net fair value of interest rate swaps were assets of $8 million and $17 million, respectively.

The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would be approximately $1 million as of March 31, 2009 and $5 million as of December 31, 2008. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would be approximately $10 million as of March 31, 2009 and December 31, 2008. This analysis may overstate the adverse impact on net interest expense because of the short-term nature of the Company’s interest bearing investments.

On April 1, 2009, the Company terminated interest rate swaps with a notional amount of $225 million related to the 7.00% notes due March 10, 2014 and $100 million related to the $1 billion term loan due 2013.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the information above under Note 17, “Commitments and Contingencies,” to the consolidated financial statements which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. See also, “Cautionary Statements Regarding Forward-Looking Information” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of Visteon common stock during the first quarter of 2009.

Issuer Purchases of Equity Securities

Maximum Number
			Total Number	(or Approximate
			of Shares (or Units)	Dollar Value)
	Total	Average	Purchased as Part	of Shares (or Units)
	Number of	Price Paid	of Publicly	that May Yet Be
	Shares (or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs(2)

January 1, 2009 to January 31, 2009	1,850	$0.42	—	—
February 1, 2009 to February 28, 2009	—	—	—	—
March 1, 2009 to March 31, 2009	—	—	—	—

Total	1,850	$0.42	—	1,650,000

(1)	This column includes only shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share awards made pursuant to the Visteon Corporation 2004 Incentive Plan and/or the Visteon Corporation Employees Equity Incentive Plan.

(2)	On December 12, 2007, the Board of Directors of the Company authorized the open market purchases of up to two million shares of the Company’s common stock during the subsequent 24 months to be used solely to satisfy obligations under the Company’s employee benefit programs.

ITEM 6.	EXHIBITS

See Exhibit Index on Page 46.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ MICHAEL J. WIDGREN
Michael J. Widgren
Vice President, Corporate Controller and
Chief Accounting Officer

Date: May 11, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Visteon dated May 22, 2007.
3.2	Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of Visteon dated May 22, 2007.
4.1	Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.
4.2	Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.
4.3	Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
4.4	Warrant to purchase 25 million shares of common stock of Visteon, dated as of May 17, 2007, is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated May 18, 2007.
4.5	Form of Stockholder Agreement, dated as of October 1, 2005, between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
4.6	Letter Agreement, dated as of May 17, 2007, among Visteon, LB I Group, Inc. and Ford Motor Company is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated May 18, 2007.
4.7	Term sheet dated July 31, 2000 establishing the terms of Visteon’s 8.25% Notes due August 1, 2010 and 7.00% Notes due March 10, 2014 is incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.
4.8	Second Supplemental Indenture, dated as of June 18, 2008, between Visteon, the guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee, (including a form of Note) is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated June 24, 2008.
10.1	Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2	Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.3	Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.
10.3.1	Amendment Number Two, effective as of October 1, 2005, to Amended and Restated Employee Transition Agreement, dated as of April 1, 2000 and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.4	Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.5	Visteon Corporation 2004 Incentive Plan, as amended through March 12, 2009, is incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.*

Exhibit
Number	Exhibit Name

10.5.1	Form of Terms and Conditions of Nonqualified Stock Options is incorporated herein by reference to Exhibit 10.5.2 to the Quarterly Report on Form 10-Q of Visteon dated November 8, 2007.*
10.5.2	Form of Terms and Conditions of Restricted Stock Grants is incorporated herein by reference to Exhibit 10.5.2 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10.5.3	Form of Terms and Conditions of Restricted Stock Units is incorporated herein by reference to Exhibit 10.5.3 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10.5.4	Form of Terms and Conditions of Stock Appreciation Rights is incorporated herein by reference to Exhibit 10.5.4 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10.5.5	Form of Terms and Conditions of Stock Appreciation Rights (stock or cash settled) is incorporated herein by reference to Exhibit 10.5.6 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.*
10.5.6	Form of Terms and Conditions of Restricted Stock Units (stock or cash settled) is incorporated herein by reference to Exhibit 10.5.7 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.*
10.6	Form of Amended and Restated Three Year Executive Officer Change in Control Agreement is incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Visteon dated October 30, 2008.*
10.6.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.6 and Amendment to Revised Change of Control Agreement constituting Exhibit 10.6.1 hereto entered into by Visteon with Messrs. Johnston, Stebbins, Donofrio, and Quigley and Ms. Stephenson, is incorporated herein by reference to Exhibit 10.6.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2007.*
10.7	Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended effective June 12, 2008, is incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008.*
10.7.1	Amendments to the Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, dated as of March 27, 2009, is incorporated herein by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.*
10.8	Visteon Corporation Restricted Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.*
10.8.1	Amendments to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.8.2	Amendment to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of May 10, 2006, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated May 12, 2006.*
10.9	Visteon Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2009, is incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.*
10.10	Employment Agreement dated as of December 7, 2004 between Visteon and William G. Quigley III is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.11	Visteon Corporation Pension Parity Plan, as amended and restated effective January 1, 2009, is incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.*
10.12	Visteon Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009, is incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.*

Exhibit
Number	Exhibit Name

10.13	Amended and Restated Employment Agreement, effective as of March 1, 2007, between Visteon and Michael F. Johnston is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.*
10.14	Visteon Corporation Executive Separation Allowance Plan, as amended and restated effective January 1, 2009, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.*
10.15	Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain directors and executive officers under the plans constituting Exhibits 10.6, 10.6.1, 10.7, 10.7.1, 10.9, 10.9.1, 10.11, 10.11.1, 10.12, 10.12.1, 10.12.2, 10.14 and 10.14.1 hereto is incorporated herein by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.*
10.16	Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.16.1	First Amendment to Credit Agreement and Consent, dated as of November 27, 2006, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated December 1, 2006.
10.16.2	Second Amendment to Credit Agreement and Consent, dated as of April 10, 2007, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated April 16, 2007.
10.16.3	Third Amendment to Credit Agreement, dated as of March 12, 2008, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.16.3 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.
10.17	Amended and Restated Credit Agreement, dated as of April 10, 2007, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse Securities (USA) LLC and Sumitomo Mitsui Banking Corporation, as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated April 16, 2007.
10.18	Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.
10.19	Letter Agreement, effective as of May 23, 2005, between Visteon and Mr. Donald J. Stebbins is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 23, 2005.*

Exhibit
Number	Exhibit Name

10.20	Visteon Corporation Non-Employee Director Stock Unit Plan, as amended effective June 12, 2008, is incorporated herein by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008.*
10.20.1	Amendments to the Visteon Corporation Non-Employee Director Stock Unit Plan, dated as of March 27, 2009, is incorporated herein by reference to Exhibit 10.20.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.*
10.21	Change in Control Agreement, as amended and restated as of October 3, 2008, between Mr. T. Gohl and Visteon is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.*
10.22	Visteon Executive Severance Plan, as amended and restated as December 15, 2008, is incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.*
10.23	Form of Executive Retiree Health Care Agreement is incorporated herein by reference to Exhibit 10.28 to the Current Report on Form 8-K of Visteon dated December 9, 2004.*
10.23.1	Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.23 hereto entered into by Visteon with Messrs. Johnston and Stebbins and Ms. D. Stephenson is incorporated herein by reference to Exhibit 10.25.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2007.*
10.24	Contribution Agreement, dated as of September 12, 2005, between Visteon and VHF Holdings, Inc. is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.25	Visteon “A” Transaction Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.26	Visteon “B” Purchase Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.27	Escrow Agreement, dated as of October 1, 2005, among Visteon, Ford and Deutsche Bank Trust Company Americas, as escrow agent, is incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.27.1	Amendment, dated as of August 14, 2008, to the Escrow Agreement, dated as of October 1, 2005, among Ford, Visteon and Deutsche Bank Trust Company Americas is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated August 20, 2008
10.28	Amended and Rested Reimbursement Agreement, dated as of August 14, 2008, between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated August 20, 2008.
10.29	Master Services Agreement, dated as of September 30, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.29.1	Third Amendment, dated as of August 14, 2008, to the Master Services Agreement, dated as of September 30, 2005, as amended, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated August 20, 2008.
10.30	Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.30.1	Amendment No. 1, dated as of November 16, 2006, to Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.30.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.

Exhibit
Number	Exhibit Name

10.30.2	Letter Agreement, dated as of February 20, 2008, to Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.30.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.
10.31	Visteon Hourly Employee Conversion Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.32	Visteon Salaried Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.32.1	Amendment to Salaried Employee Lease Agreement and Payment Acceleration Agreement, dated as of March 30, 2006, among Visteon, Ford Motor Company and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.46.1 to the Quarterly Report on Form 10-Q of Visteon dated May 10, 2006.
10.32.2	Amendment, dated as of August 14, 2008, to the Visteon Salaried Employee Lease Agreement, dated as of October 1, 2005, as amended, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated August 20, 2008
10.33	Visteon Salaried Employee Lease Agreement (Rawsonville/Sterling), dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.34	Visteon Salaried Employee Transition Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.34.1	Amendment Number One to Visteon Salaried Employee Transition Agreement, effective as of March 1, 2006, between Visteon and Ford is incorporated herein by reference to Exhibit 10.36.1 to the Quarterly Report on Form 10-Q of Visteon dated August 8, 2006.
10.34.2	Amendment Number Two to Visteon Salaried Employee Transition Agreement, effective as of January 1, 2008, between Visteon and Ford is incorporated herein by reference to Exhibit 10.34.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.
10.35	Purchase and Supply Agreement, dated as of September 30, 2005, between Visteon (as seller) and Automotive Components Holdings, LLC (as buyer) is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.36	Purchase and Supply Agreement, dated as of September 30, 2005, between Automotive Components Holdings, LLC (as seller) and Visteon (as buyer) is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.37	Purchase and Supply Agreement, dated as of October 1, 2005, between Visteon (as seller) and Ford (as buyer) is incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.38	Intellectual Property Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.38.1	Amendment to Intellectual Property Contribution Agreement, dated as of December 11, 2006, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC, is incorporated herein by reference to Exhibit 10.40.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.

Exhibit
Number	Exhibit Name

10.38.2	Fourth Amendment, dated as of August 14, 2008, to the Intellectual Property Contribution Agreement, dated as of October 1, 2005, as amended, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, LLC and Automotive Components Holdings, Inc. is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated August 20, 2008
10.39	Software License and Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc. and Automotive Components Holdings, Inc. is incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.40	Intellectual Property License Agreement, dated as of October 1, 2005, among Visteon, Visteon Global Technologies, Inc. and Ford is incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.41	Master Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.42	Form of Master Receivables Purchase & Servicing Agreement, dated as of August 14, 2006 and as amended and restated as of October 29, 2008, by and among Visteon UK Limited, Visteon Deutschland GmbH, Visteon Sistemas Interiores Espana S.L.U., Cadiz Electronica S.A.U., Visteon Portuguesa Limited, VC Receivables Financing Corporation Limited, Visteon Electronics Corporation, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International Plc, Citicorp USA, Inc., and Visteon, is incorporated herein by reference to Exhibit 10.42 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.
10.43	Variable Funding Agreement, dated as of August 14, 2006, by and among Visteon UK Limited, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank International PLC, and certain financial institutions listed therein, is incorporated herein by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10.44	Form Subordinated VLN Facility Agreement, dated as of August 14, 2006 and as amended and restated as of October 29, 2008, by and among Visteon Netherlands Finance B.V., Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., and Citibank International PLC, is incorporated herein by reference to Exhibit 10.44 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.
10.45	Form of Master Definitions and Framework Deed, dated as of August 14, 2006 and as amended and restated as of October 29, 2008, by and among Visteon, Visteon Netherlands Finance B.V., Visteon UK Limited, Visteon Deutschland GmbH, Visteon Systemes Interieurs S.A.S., Visteon Ardennes Industries S.A.S., Visteon Sistemas Interiores Espana S.L.U., Cadiz Electronica S.A.U., Visteon Portuguesa Limited, VC Receivables Financing Corporation Limited, Visteon Electronics Corporation, Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., Citibank, N.A., Citibank International PLC, Citicorp USA, Inc., Wilmington Trust SP Services (Dublin) Limited, and certain financial institutions and other entities listed therein, is incorporated herein by reference to Exhibit 10.45 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.
10.46	Share Purchase Agreement, dated as of July 7, 2008, among Visteon UK Limited, Linamar UK Holdings Inc. and Visteon Swansea Limited is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated July 11, 2008.
10.47	Limited Waiver, dated as of March 31, 2009, among Visteon, JPMorgan Chase Bank, N.A., and certain lenders party thereto, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated April 6, 2009.
10.48	Letter agreement, dated as of March 31, 2009, among Visteon and certain members of an ad hoc steering committee of lenders, is incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.

Exhibit
Number	Exhibit Name

10.49	Fourth Amendment and Limited Waiver to Credit Agreement and Amendment to Security Agreement, dated as of March 31, 2009, among Visteon, certain of its subsidiaries, certain lenders party thereto, and JPMorgan Chase Bank, N.A., is incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.
10.50	Visteon Securitisation Programme — Conditional Waiver, dated as of March 31, 2009, among Citibank International Plc, Citicorp USA, Inc., Visteon Financial Centre P.L.C., The Law Debenture Trust Corporation P.L.C., France Titrisation, BNP Paribas Securities Services, certain lenders party thereto, Visteon, Visteon Netherlands Finance B.V., Visteon Electronics Corporation, Visteon Deutschland GmbH, Visteon Systemes Interieurs S.A.S., Visteon Ardennes Industries S.A.S., Visteon Sistemas Interiores Espana S.L.U., Cadiz Electronica S.A.U., Visteon Portuguesa Limited, and VC Receivables Financing Corporation Limited, is incorporated herein by reference to Exhibit 10.50 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.
12.1	Statement re: Computation of Ratios.
14.1	Visteon Corporation — Ethics and Integrity Policy (code of business conduct and ethics) is incorporated herein by reference to Exhibit 14.1 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated May 11, 2009.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated May 11, 2009.
32.1	Section 1350 Certification of Chief Executive Officer dated May 11, 2009.
32.2	Section 1350 Certification of Chief Financial Officer dated May 11, 2009.

†	Portions of these exhibits have been redacted pursuant to confidential treatment requests filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.