Form 10-Q
period 2009-06-30
VISTEON CORP
filed 2009-08-06
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009, or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ✓    No

Indicate by check mark whether the registrant: has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer          Accelerated Filer          Non-Accelerated Filer          Smaller Reporting Company   ✓
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No  ✓

As of August 3, 2009, the Registrant had outstanding 130,378,272 shares of common stock, par value $1.00 per share.

Exhibit index located on page number 59.

VISTEON CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

INDEX

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in Millions, Except Per Share Data)

Net sales
Products	$1,482	$2,781	$2,777	$5,520
Services	87	128	144	251

	1,569	2,909	2,921	5,771
Cost of sales
Products	1,403	2,551	2,654	5,096
Services	86	127	142	249

	1,489	2,678	2,796	5,345

Gross margin	80	231	125	426
Selling, general and administrative expenses	97	156	205	304
Restructuring expenses	18	29	45	75
Reimbursement from escrow account	—	18	62	42
Reorganization items	7	—	7	—
Deconsolidation gain	—	—	95	—
Asset impairments and loss on divestitures	—	11	—	51

Operating (loss) income	(42)	53	25	38
Interest expense	47	55	102	112
Interest income	2	13	6	28
Equity in net income of non-consolidated affiliates	19	15	26	30

(Loss) income before income taxes	(68)	26	(45)	(16)
Provision for income taxes	31	49	45	100

Net loss	(99)	(23)	(90)	(116)
Net income attributable to noncontrolling interests	13	19	20	31

Net loss attributable to Visteon Corporation	$(112)	$(42)	$(110)	$(147)

Per Share Data:
Net loss per share attributable to Visteon Corporation	$(0.87)	$(0.32)	$(0.85)	$(1.14)

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30	December 31
	2009	2008
	(Dollars in Millions)

ASSETS
Cash and equivalents	$647	$1,180
Restricted cash	95	—
Accounts receivable, net	998	989
Inventories, net	329	354
Other current assets	208	249

Total current assets	2,277	2,772
Property and equipment, net	2,053	2,162
Equity in net assets of non-consolidated affiliates	237	220
Other non-current assets	80	94

Total assets	$4,647	$5,248

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt and debt in default	$136	$2,697
Accounts payable	780	1,058
Accrued employee liabilities	161	228
Other current liabilities	200	288

Total current liabilities	1,277	4,271
Long-term debt	62	65
Employee benefits	409	1,031
Deferred income taxes	136	139
Other non-current liabilities	343	365
Liabilities subject to compromise	3,142	—
Shareholders’ deficit:
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 130 million and 131 million shares outstanding, respectively)	131	131
Stock warrants	127	127
Additional paid-in capital	3,407	3,407
Accumulated deficit	(4,814)	(4,704)
Accumulated other comprehensive income	165	157
Other	(5)	(5)

Total Visteon Corporation shareholders’ deficit	(989)	(887)
Noncontrolling interests	267	264

Total shareholders’ deficit	(722)	(623)

Total liabilities and shareholders’ deficit	$4,647	$5,248

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2009	2008
	(Dollars in Millions)

Operating activities
Net loss	$(90)	$(116)
Adjustments to reconcile net loss to net cash (used by) provided from operating activities:
Depreciation and amortization	162	225
Deconsolidation gain	(95)	—
Asset impairments and loss on divestitures	—	51
Gain on asset sales	(2)	(17)
Equity in net income of non-consolidated affiliates, net of dividends remitted	(20)	(26)
Other non-cash items	(6)	(26)
Changes in assets and liabilities:
Accounts receivable	(39)	(35)
Inventories	24	(17)
Accounts payable	(64)	43
Other assets and liabilities	(105)	(75)

Net cash (used by) provided from operating activities	(235)	7
Investing activities
Capital expenditures	(58)	(154)
Cash associated with deconsolidation	(11)	—
Proceeds from divestitures and asset sales	4	59
Other	—	4

Net cash used by investing activities	(65)	(91)
Financing activities
Short-term debt, net	(19)	34
Cash restriction	(95)	—
Proceeds from issuance of debt, net of issuance costs	56	185
Principal payments on debt	(119)	(32)
Repurchase of unsecured debt securities	—	(337)
Other, including book overdrafts	(58)	(32)

Net cash used by financing activities	(235)	(182)
Effect of exchange rate changes on cash	2	14

Net decrease in cash and equivalents	(533)	(252)
Cash and equivalents at beginning of year	1,180	1,758

Cash and equivalents at end of period	$647	$1,506

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Description of Business and Company Background

Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of climate, interiors and electronics systems, modules and components to global automotive original equipment manufacturers (“OEMs”). Headquartered in Van Buren Township, Michigan, Visteon has a workforce of approximately 30,000 employees and a network of manufacturing operations, technical centers, sales offices and joint ventures in every major geographic region of the world.

Reorganization under Chapter 11 of the U.S. Bankruptcy Code

On May 28, 2009 (the “Petition Date”), Visteon and certain of its U.S. subsidiaries (the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”). The reorganization cases are being jointly administered as Case No. 09-11786 under the caption “In re Visteon Corporation, et al” (hereinafter referred to as the “Chapter 11 Proceedings”). The Debtors continue to operate their businesses as “debtors-in-possession” (“DIP”) under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. The Company’s other subsidiaries, primarily non-U.S. subsidiaries, have been excluded from the Chapter 11 Proceedings and continue to operate their businesses without supervision from the Court and are not subject to the requirements of the Bankruptcy Code.

The Chapter 11 Proceedings were initiated in response to sudden and severe declines in global automotive production during the latter part of 2008 and early 2009 and the adverse impact on the Company’s cash flows and liquidity. Under the Chapter 11 Proceedings, the Debtors expect to develop and implement a plan to restructure their capital structure to reflect the current automotive industry demand. Additional details regarding the status of the Company’s Chapter 11 Proceedings are included herein under Note 4, “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code,” to the consolidated financial statements.

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

The UK Debtor recorded sales, negative gross margin and net loss of $32 million, $7 million and $10 million, respectively for the three months ended March 31, 2009. As of March 31, 2009 total assets of $64 million, total liabilities of $132 million and related amounts deferred as “Accumulated other comprehensive income” of $84 million, were deconsolidated from the Company’s balance sheet resulting in a deconsolidation gain of $152 million. The Company also recorded $57 million for contingent liabilities related to the UK Administration, including $45 million of costs associated with former employees of the UK Debtor, for which the Company was reimbursed from the escrow account, on a 100% basis.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Description of Business and Company Background — (Continued)

Additional amounts related to these items or other contingent liabilities for potential claims under the UK Administration, which may result from (i) negotiations; (ii) actions of the Administrators; (iii) resolution of contractual arrangements, including unexpired leases; (iv) material adverse developments; or other events, may be recorded in future periods. No assurance can be provided that the Company will not be subject to future litigation and/or liabilities related to the UK Administration. Additional liabilities, if any, will be recorded when they become probable and estimable and could materially affect the Company’s results of operations and financial condition in future periods.

Transactions with Ford Motor Company

The Company transacts a significant amount of commercial activity with Ford Motor Company (“Ford”). The financial statement impact of these commercial activities is summarized in the table below.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in Millions)

Net Sales
Products	$428	$1,010	$826	$1,988
Services	$86	$124	$143	$241

	June 30	December 31
	2009	2008
	(Dollars in Millions)

Accounts receivable, net	$228	$174
Postretirement employee benefits	$—	$113
Liabilities subject to compromise	$228	$—

On May 13, 2009, the Company entered into certain transactions, whereby Ford purchased, assumed and took an assignment of all of the outstanding loans, obligations and other interests of the lenders under the ABL Credit Agreement. As of June 30, 2009, the balance owed to Ford under the ABL Credit Agreement approximated $89 million.

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
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Basis of Presentation — (Continued)

Financial Statement Presentation:  The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments to amounts and/or changes of ownership, is highly uncertain.

The appropriateness of using the going concern basis for the Company’s financial statements is dependent upon, among other things, the Company’s ability to: (i) obtain sufficient DIP financing; (ii) comply with various orders entered by the Bankruptcy Court in connection with the Chapter 11 Proceedings; (ii) maintain adequate cash on hand; (iii) generate sufficient cash from operations; (iv) achieve confirmation of a plan of reorganization under the Bankruptcy Code; and (v) and achieve profitability following such confirmation.

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

Services revenues are recognized as services are rendered and associated costs of providing such services are recorded as incurred. Services revenues and related costs for the first half 2009 included $25 million of contractual reimbursement from Ford under the Amended Reimbursement Agreement for costs associated with the separation of ACH leased employees no longer required to provide such services.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Basis of Presentation — (Continued)

Restricted Cash:  Restricted cash includes approximately $80 million under the terms of the ABL Credit Agreement and $12 million pursuant to a cash collateral order of the Court.

Subsequent Events:  The Company evaluated all transactions for subsequent event impacts on the periods presented through August 6, 2009.

NOTE 3.	New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” SFAS 168 appoints the FASB Accounting Standards Codification (“ASC”) as the only authoritative source of generally accepted accounting principles. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. The Company does not expect SFAS 168 to have a significant impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46(R),” which amends the consolidation guidance that applies to Variable Interest Entities (“VIEs”). SFAS 167 is effective for fiscal years that begin after November 15, 2009. The Company is currently evaluating the impact of SFAS 167 on its consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS 165”), “Subsequent Events.” SFAS 165 provides guidance on management’s assessment of subsequent events and is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company on a prospective basis on April 1, 2009 without material impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides guidance on estimating the fair value when the volume and level of activity have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company without material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures around the fair value of financial instruments for interim reporting periods, including (a) the fair value at the period end and (b) the methods and assumptions used to calculate the fair value. FSP FAS 107-1 was adopted by the Company without a material impact on its consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1 (“FSP FAS 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP requires disclosure of (a) how pension plan asset investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets and (e) significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will be adopted by the Company for its annual consolidated financial statements for the fiscal year ending December 31, 2009.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	New Accounting Pronouncements — (Continued)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement requires disclosure of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and was adopted by the Company on a prospective basis on January 1, 2009, as more fully described in Note 17 “Financial Instruments” to the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51.” These statements change the accounting and reporting for business combination transactions and noncontrolling interests in consolidated financial statements. The Company adopted these standards effective January 1, 2009 as more fully described in Note 14 “Shareholders’ Deficit” to the consolidated financial statements.

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

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code

On May 28, 2009, the Debtors filed voluntary petitions for reorganization relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The reorganization cases are being jointly administered as Case No. 09-11786 under the caption “In re Visteon Corporation, et al”. The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. The Company’s other subsidiaries, primarily non-U.S. subsidiaries, have been excluded from the Chapter 11 Proceedings and continue to operate their businesses without supervision from the Court and are not subject to the requirements of the Bankruptcy Code.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

Implications of Chapter 11 Proceedings

Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. While operating as debtors-in-possession under the Bankruptcy Code and subject to approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a confirmed plan of reorganization or other arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

Subsequent to the petition date, the Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Debtors’ operations including employee obligations, tax matters and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs, limited foreign business operations, adequate protection payments and certain other pre-petition claims. Additionally, the Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

Chapter 11 Reorganization Financing

On May 28, 2009, the Debtors entered into a commitment letter with Ford (the “DIP Commitment”), pursuant to which, among other things, Ford agreed, subject to the terms and conditions set forth therein, to provide no less than $125 million of financing under the terms of a senior, super-priority DIP revolving credit facility to the Debtors under the Bankruptcy Code (the “DIP Facility”). The terms of the DIP Facility, including the aggregate size thereof and permitted uses thereof, remain subject to contingencies including receipt of commitments from customers of the Debtors other than Ford to participate in the DIP Facility. The DIP Commitment is subject to significant conditions, including, among other things, the execution and delivery of definitive documents acceptable to Ford, agreement on a budget acceptable to Ford as to permitted uses of the DIP Facility and other customary lending conditions that will be set forth in such definitive agreements. While the DIP Commitment expired on June 30, 2009, the Debtors continue to work with Ford and other North America customers to secure DIP financing. However, there is no assurance that the Debtors will be successful in securing such commitments or obtaining sufficient DIP financing in a timeframe or on terms acceptable to the Debtors in order to facilitate a plan of reorganization.

The Debtors also continue to work with other customers on a global basis to provide liquidity. During July 2009, the Company executed support agreements with certain European customers that provide for additional liquidity through certain lump sum payments for recovery of invested research and engineering costs, accelerated payment terms and other commercial arrangements. Additionally, during July 2009, the Debtors sold their 80% interest in Halla Climate Systems Alabama Corp. (“Halla Alabama”) to the Debtors’ 70% owned joint venture, Halla Climate Control Corporation (“Halla Korea”) under Bankruptcy Code Section 363.

The Debtors are currently funding post-petition operations under a temporary cash collateral order from the Court. There can be no assurance that such cash collateral funds will be sufficient to meet the Debtors ongoing cash needs or that the Debtors will be successful in extending the duration of the cash collateral order with the Court to continue operating as debtors-in-possession absent an approved DIP financing arrangement. Even in the event that the Debtors secure sufficient DIP financing to implement a plan of reorganization, the terms of such DIP financing may require the Debtors to implement substantial additional restructuring measures including facility closures, business exits and asset sales. Such activities could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary pursuant to the terms and conditions of any such DIP financing. Additionally, a confirmed plan of reorganization could also materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Financial Statement Classification

Financial reporting applicable to companies in chapter 11 of the Bankruptcy Code generally does not change the manner in which financial statements are prepared. However, it does require, among other disclosures, that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization of the business must be reported separately as reorganization items in the statements of operations. Reorganization items included in the consolidated statements of operations include costs directly related to the Chapter 11 Proceedings, as follows:

Three Months Ended
June 30, 2009
(Dollars in Millions)

Professional fees	$6
Other direct costs	1

$7

SOP 90-7 requires that the balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Company’s estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Proceedings. Such claims remain subject to future adjustments, which may result from (i) negotiations; (ii) actions of the Bankruptcy Court; (iii) disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Liabilities subject to compromise include the following:

June 30 2009
(Dollars in Millions)

Debt	$2,462
Employee liabilities	499
Accounts payable	142
Interest payable	31
Other accrued liabilities	8

$3,142

Substantially all of the Company’s pre-petition debt is in default, including $1.5 billion principal amount due under the seven-year secured term loans due 2013; $862 million principal amount under various unsecured notes due 2010, 2014 and 2016; and $99 million of other secured and unsecured borrowings. Debt discounts of $8 million, deferred financing costs of $14 million and fair value of terminated interest rate swaps of $22 million are no longer being amortized and have been included as a valuation of the related pre-petition debt.

Employee liabilities subject to compromise includes $425 million related to other post-employment benefit obligations. On June 26, 2009 the Debtors requested the Bankruptcy Court to enter an order authorizing the Debtors to modify or terminate certain plans and programs giving rise to such benefits.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

Contractual Interest Expense

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. Effective May 28, 2009, the Company ceased recording contractual interest expense on all indebtedness attributable to the Debtors. Interest expense, including all contractual interest, would have been $63 million and $118 million for the three-month and six-month periods ended June 30, 2009.

Debtors Financial Statements

The financial statements included below represent the condensed combined financial statements of the Debtors only. These statements reflect the results of operations, financial position and cash flows of the combined Debtor subsidiaries, including certain amounts and activities between Debtor and non-Debtor subsidiaries of the Company, which are eliminated in the consolidated financial statements.

CONDENSED COMBINED DEBTORS-IN-POSSESSION
STATEMENT OF OPERATIONS
(Non-Debtor subsidiaries have been excluded)

May 28, 2009 to
June 30, 2009
(Dollars in Millions,
Except Per Share
Data)

Net sales	$233
Cost of sales	243

Gross margin	(10)
Selling, general and administrative expenses	23
Reorganization items	7

Operating loss	(40)
Interest income	1
Equity in net income of non-consolidated affiliates	8

Loss before income taxes and earnings of non-Debtor subsidiaries	(31)
Provision for income taxes	1

Loss before earnings of non-Debtor subsidiaries	(32)
Earnings of non-Debtor subsidiaries	12

Net loss	(20)
Net income attributable to noncontrolling interests	—

Net loss attributable to Debtors	$(20)

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

CONDENSED COMBINED DEBTORS-IN-POSSESSION
BALANCE SHEET
(Non-Debtor subsidiaries have been excluded)

June 30, 2009
(Dollars in Millions)

ASSETS
Cash and equivalents	$227
Restricted cash	94
Accounts receivable, net	292
Accounts receivable, non-Debtor subsidiaries	563
Inventories, net	80
Other current assets	85

Total current assets	1,341
Notes receivable, non-Debtor subsidiaries	528
Investments in non-Debtor subsidiaries	478
Property and equipment, net	450
Equity in net assets of non-consolidated affiliates	224
Other non-current assets	9

Total assets	$3,030

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$5
Accounts payable	81
Accounts payable, non-Debtor subsidiaries	144
Accrued employee liabilities	40
Other current liabilities	28

Total current liabilities	298
Long-term debt	3
Employee benefits	280
Deferred income taxes	67
Other non-current liabilities	85
Liabilities subject to compromise	3,142
Liabilities subject to compromise, non-Debtor subsidiaries	143
Shareholders’ deficit
Total Debtors’ shareholders’ deficit	(989)
Noncontrolling interests	1

Total shareholders’ deficit	(988)

Total liabilities and shareholders’ deficit	$3,030

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

CONDENSED COMBINED DEBTORS-IN-POSSESSION
STATEMENT OF CASH FLOWS
(Non-Debtor subsidiaries have been excluded)

May 28, 2009 to
June 30, 2009
(Dollars in Millions)

Net cash provided from operating activities	$28
Investing activities
Capital expenditures	(3)

Net cash used by investing activities	(3)
Financing activities
Net change in restricted cash	(14)
Other, including book overdrafts	1

Net cash used by financing activities	(13)
Net increase in cash and equivalents	12
Cash and equivalents at beginning of period	215

Cash and equivalents at end of period	$227

NOTE 5.	Restructuring and Exit Activities

The Company has undertaken various restructuring and exit activities to achieve its strategic and financial objectives. Restructuring activities include, but are not limited to, plant closures, divestitures, production relocation, administrative cost structure realignment and consolidation of available capacity and resources. The Company expects to finance restructuring programs with cash on hand, cash generated from its ongoing operations, or through cash available under its existing debt agreements, subject to the terms of applicable covenants.

Escrow Account

The following table provides a reconciliation of amounts available in the escrow account.

	Three Months Ended	Six Months Ended	Inception through
	June 30, 2009	June 30, 2009	June 30, 2009
	(Dollars in Millions)

Beginning escrow account available	$53	$68	$400
Additional escrow account funding	—	—	50
Investment earnings	—	—	35
Disbursements for restructuring costs	(52)	(67)	(484)

Ending escrow account available	$1	$1	$1

Approximately $1 million and $7 million of amounts receivable from the escrow account were classified in “Other current assets” in the Company’s consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Restructuring and Exit Activities — (Continued)

2009 Restructuring Actions

During the second quarter of 2009, the Company recorded $18 million in employee severance and termination benefit costs including $10 million related to approximately 170 salaried employees, $5 million under the previously announced multi-year improvement plan and $3 million related to approximately 200 employees associated with the consolidation of Electronics operations in South America.

The following is a summary of the Company’s consolidated restructuring reserves and related activity:

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2008	$49	$3	$4	$8	$64
Expenses	7	5	1	14	27
Currency exchange	(3)	—	—	—	(3)
Utilization	(19)	(7)	(1)	(19)	(46)

March 31, 2009	34	1	4	3	42
Expenses	1	—	3	14	18
Currency exchange	2	—	—	—	2
Utilization	(14)	(1)	(1)	(16)	(32)

June 30, 2009	$23	$—	$6	$1	$30

Utilization for the three months ended June 30, 2009 includes $23 million of payments for severance and other employee termination benefits and $9 million of special termination benefits reclassified to pension and other postretirement employee benefits, where such payments are made from the Company’s benefit plans.

In July 2009, the Company announced its intention to close a North American Electronics facility, contingent upon final customer arrangements, DIP financing and court approval.

Asset Impairments and Loss on Divestiture

During the second quarter of 2008, the Company initiated the sale of certain assets related to its chassis manufacturing operation located in Swansea, United Kingdom. The sale was completed on July 7, 2008, and the Company recorded losses of $32 million during the second quarter of 2008 in connection with the transaction.

During the first quarter of 2008, the Company completed the sale of its North American-based aftermarket underhood and remanufacturing operations and recorded total losses of $40 million in connection with the transaction.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Restructuring and Exit Activities — (Continued)

NOTE 6.	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of inventories is provided below:

	June 30	December 31
	2009	2008
	(Dollars in Millions)

Raw materials	$135	$145
Work-in-process	162	184
Finished products	77	67

	$374	$396
Valuation reserves	(45)	(42)

	$329	$354

NOTE 7.	Other Assets

Other current assets are summarized as follows:

	June 30	December 31
	2009	2008
	(Dollars in Millions)

Recoverable taxes	$96	$119
Current deferred tax assets	31	29
Deposits	28	24
Prepaid assets	25	18
Unamortized debt costs	—	20
Other	28	39

	$208	$249

Other non-current assets are summarized as follows:

	June 30	December 31
	2009	2008
	(Dollars in Millions)

Non-current deferred tax assets	$33	$34
Notes and other receivables	11	4
Other intangible assets	6	7
Other	30	49

	$80	$94

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Other Assets — (Continued)

NOTE 8.	Property and Equipment

Property and equipment is stated at cost and is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of Property and equipment, net is provided below:

	June 30	December 31
	2009	2008
	(Dollars in Millions)

Land	$70	$73
Buildings and improvements	860	809
Machinery, equipment and other	2,837	2,985
Construction in progress	110	112

Total property and equipment	$3,877	$3,979
Accumulated depreciation	(1,906)	(1,907)

	$1,971	$2,072
Product tooling, net of amortization	82	90

Property and equipment, net	$2,053	$2,162

Depreciation and amortization expenses are summarized as follows:

	Three
	Months		Six Months
	Ended		Ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in Millions)

Depreciation	$77	$101	$149	$206
Amortization	7	9	13	19

	$84	$110	$162	$225

The Company recorded approximately $10 million and $13 million of accelerated depreciation expense for the three and six months ended June 30, 2009, respectively, representing the shortening of estimated useful lives of certain assets (primarily machinery and equipment) in connection with the Company’s restructuring activities.

NOTE 9.	Non-Consolidated Affiliates

The Company had $237 million and $220 million of equity in the net assets of non-consolidated affiliates at June 30, 2009 and December 31, 2008, respectively. The Company recorded equity in net income of non-consolidated affiliates of $19 million and $15 million for the three months ended June 30, 2009 and 2008, respectively. For the six-month periods ended June 30, 2009 and 2008, the Company recorded $26 million and $30 million, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Non-Consolidated Affiliates — (Continued)

The following table presents summarized financial data for the Company’s non-consolidated affiliates. Yanfeng Visteon Automotive Trim Systems Co., Ltd (“Yanfeng”), of which the Company owns a 50% interest, is considered a significant non-consolidated affiliate. Summarized financial information reflecting 100% of the operating results of the Company’s equity investees are provided below for the three-month and six-month periods ended June 30.

	Three Months Ended June 30
	Net Sales		Gross Margin		Net Income
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)

Yanfeng Visteon Automotive Trim Systems Co., Ltd.	$349	$294	$59	$54	$23	$24
All other	161	210	28	40	15	6

	$510	$504	$87	$94	$38	$30

	Six Months Ended June 30
	Net Sales		Gross Margin		Net Income
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)

Yanfeng Visteon Automotive Trim Systems Co., Ltd.	$619	$591	$92	$106	$40	$44
All other	283	420	34	64	11	16

	$902	$1,010	$126	$170	$51	$60

The Company’s share of net assets and net income is reported in the consolidated financial statements as “Equity in net assets of non-consolidated affiliates” on the consolidated balance sheets and “Equity in net income of non-consolidated affiliates” on the consolidated statements of operations. Included in the Company’s accumulated deficit is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $73 million and $104 million at June 30, 2009 and December 31, 2008, respectively.

NOTE 10.	Other Liabilities

Other current liabilities are summarized as follows:

	June 30	December 31
	2009	2008
	(Dollars in Millions)

Income and other taxes payable	$48	$54
Product warranty and recall reserves	45	50
Restructuring reserves	30	45
Accrued interest payable	1	45
Other accrued liabilities	76	94

	$200	$288

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Other Liabilities — (Continued)

Other non-current liabilities are summarized as follows:

	June 30	December 31
	2009	2008
	(Dollars in Millions)

Income tax reserves	$164	$155
Non-income tax payable	58	57
Product warranty and recall reserves	45	50
Deferred income	38	46
Restructuring reserves	—	19
Other accrued liabilities	38	38

	$343	$365

NOTE 11.	Debt

The Company’s short and long-term debt balances, including the fair value of related interest rate swaps are as follows:

	June 30	December 31
	2009	2008
	(Dollars in Millions)

Short-term debt
Debt in default	$—	$2,554
Current portion of long-term debt	54	72
Other — short-term	82	71

Total short-term debt	$136	$2,697
Long-term debt
Other	62	65

Total debt	$198	$2,762

On May 22, 2009, the Company delivered a notice of termination of its European trade accounts receivable securitization facility. As a result, participating subsidiaries repurchased receivables previously sold under the program and outstanding as of May 22, 2009, and all amounts borrowed under the facility totaling $42 million were repaid.

The fair value of the Company’s long-term debt that is not subject to compromise has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The Company is unable to estimate the fair value of long-term debt of the Debtors that is subject to compromise at June 30, 2009, due to the uncertainties associated with the Chapter 11 Proceedings. Fair value of total debt was $200 million and $826 million as of June 30, 2009 and December 31, 2008, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Debt — (Continued)

NOTE 12.	Employee Retirement Benefits

The components of the Company’s net periodic benefit costs for the three-month periods ended June 30, 2009 and 2008 were as follows:

					Health Care
	Retirement Plans				and Life
			Non-U.S.		Insurance
	U.S. Plans		Plans		Benefits
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)

Service cost	$3	$6	$1	$6	$1	$1
Interest cost	19	18	5	17	4	8
Expected return on plan assets	(20)	(20)	(4)	(16)	—	—
Amortization of:
Plan amendments	(1)	(1)	—	2	(5)	(9)
Actuarial losses and other	—	—	—	1	1	3
Special termination benefits	3	1	—	—	—	—
Curtailments	—	—	—	6	—	(26)

Visteon sponsored plan net periodic benefit costs	4	4	2	16	1	(23)
Expense for certain salaried employees whose pensions are partially covered by Ford	9	—	—	—	(2)	(2)

Net periodic benefits costs, excluding restructuring	$13	$4	$2	$16	$(1)	$(25)

Special termination benefits	3	—	—	14	—	—
Other	6	—	—	—	—	—

Total employee retirement benefit related restructuring costs	$9	$—	$—	$14	$—	$—

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Employee Retirement Benefits — (Continued)

The components of the Company’s net periodic benefit costs for the six-month periods ended June 30, 2009 and 2008 were as follows:

					Health Care
	Retirement Plans				and Life
			Non-U.S.		Insurance
	U.S. Plans		Plans		Benefits
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)

Service cost	$7	$11	$4	$11	$1	$2
Interest cost	37	36	18	35	9	16
Expected return on plan assets	(40)	(41)	(16)	(30)	—	—
Amortization of:
Plan amendments	(1)	(1)	1	3	(11)	(17)
Actuarial losses and other	—	—	—	2	3	6
Special termination benefits	4	1	—	—	—	—
Curtailments	(1)	1	6	5	(9)	(30)

Visteon sponsored plan net periodic benefit costs	6	7	13	26	(7)	(23)
Expense for certain salaried employees whose pensions are partially covered by Ford	10	(2)	—	—	(4)	(3)

Net periodic benefits costs, excluding restructuring	$16	$5	$13	$26	$(11)	$(26)

Special termination benefits	6	1	8	17	—	—
Other	6	—	—	—	—	—

Total employee retirement benefit related restructuring costs	$12	$1	$8	$17	$—	$—

Curtailments and Settlements

Curtailment and settlement gains and losses are classified in the Company’s consolidated statements of operations as “Cost of sales” or “Selling, general and administrative expenses.” Qualifying curtailment and settlement losses related to the Company’s restructuring activities were reimbursable under the terms of the Escrow Agreement. The following curtailments and settlements were recorded during the three and six month periods ended June 30, 2009 and 2008:

•	The Company recorded curtailment gains of $10 million for the six months ended June 30, 2009 associated with the U.S. salaried pension and other postretirement benefit (“OPEB”) plans in connection with employee headcount reductions under previously announced restructuring actions.

•	The Company recorded pension curtailment losses of $6 million for the six months ended June 30, 2009 related to the reduction of future service in the UK pension plan in connection with employee headcount reductions in the UK.

•	During the three months ended June 30, 2008 the Company recorded pension curtailment losses of $7 million related to the reduction of future service in the UK pension plan for employees at the Company’s Swansea, UK operation in connection with the divestiture of that operation. Additionally, the Company remeasured the assets and obligations of its UK pension plan, which resulted in an increase of $57 million in the Company’s net pension liability and a corresponding decrease in Accumulated Other Comprehensive Income.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Employee Retirement Benefits — (Continued)

Retirement Benefit Related Restructuring Expenses

In addition to retirement benefit expenses, the Company recorded $9 million and $20 million for the three and six months ended June 30, 2009, respectively, for retirement benefit related restructuring charges. Such charges generally relate to special termination benefits, voluntary termination incentives, and pension losses and are the result of various restructuring actions as described in Note 5 “Restructuring and Exit Activities.” Retirement benefit related restructuring charges are initially classified as restructuring expenses and related accruals are subsequently reclassified to retirement benefit liabilities.

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

During the six-month period ended June 30, 2009, contributions to the Company’s U.S. retirement plans and postretirement health care and life insurance plans were $17 million and $14 million, respectively, and contributions to non-U.S. retirement plans were $17 million. The Company presently anticipates additional contributions to its U.S. retirement plans and postretirement health care and life insurance plans of $3 million and $16 million, respectively, in 2009. The Company also anticipates additional 2009 contributions to non-U.S. retirement plans of $18 million.

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

The Company’s provision for income tax of $31 million and $45 million for the three-month and six-month periods ended June 30, 2009 reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits, the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions to the extent not offset by other categories of income, and certain other non-recurring tax items. Included in the deconsolidation gain related to the UK Administration is $18 million of tax expense representing the elimination of disproportionate tax effects in other comprehensive income as all items of other comprehensive income related to Visteon UK Limited have been derecognized.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Income Taxes — (Continued)

As of June 30, 2009 and March 31, 2009 the Company had $246 million and $236 million, respectively, of gross unrecognized tax benefits. Of this amount approximately $121 million and $113 million, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Estimated interest and penalties related to the potential underpayment of income taxes totaled $4 million for the three months ended June 30, 2009. As of June 30, 2009, the Company had approximately $43 million of accrued interest and penalties related to uncertain tax positions.

NOTE 14.	Shareholders’ Deficit

The table below provides a reconciliation of the carrying amount of total shareholders’ deficit, including shareholders’ deficit attributable to Visteon and equity attributable to noncontrolling interests (“NCI”).

	Three Months Ended June 30
	2009			2008
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)

Shareholders’ (deficit) equity beginning balance	$(995)	$245	$(750)	$(136)	$285	$149
Net (loss) income	(112)	13	(99)	(42)	19	(23)
Other comprehensive income (loss):
Foreign currency translation adjustment	90	12	102	11	(9)	2
Pension and other post-retirement benefits	6	—	6	(51)	—	(51)
Other	22	2	24	11	—	11

Total other comprehensive income (loss)	118	14	132	(29)	(9)	(38)
Dividends to noncontrolling interests	—	(5)	(5)	—	—	—

Shareholders’ (deficit) equity ending balance	$(989)	$267	$(722)	$(207)	$295	$88

	Six Months Ended June 30
	2009			2008
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)

Shareholders’ (deficit) equity beginning balance	$(887)	$264	$(623)	$(90)	$293	$203
Net (loss) income	(110)	20	(90)	(147)	31	(116)
Other comprehensive income (loss):
Foreign currency translation adjustment	(158)	(2)	(160)	81	(15)	66
Pension and other post-retirement benefits	152	—	152	(59)	—	(59)
Other	14	(3)	11	8	(2)	6

Total other comprehensive income (loss)	8	(5)	3	30	(17)	13
Dividends to noncontrolling interests	—	(12)	(12)	—	(12)	(12)

Shareholders’ (deficit) equity ending balance	$(989)	$267	$(722)	$(207)	$295	$88

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Shareholders’ Deficit — (Continued)

The Accumulated other comprehensive income (“AOCI”) category of Shareholders’ deficit, includes:

	June 30	December 31
	2009	2008
	(Dollars in Millions)

Foreign currency translation adjustments, net of tax	$50	$208
Pension and other postretirement benefit adjustments, net of tax	113	(39)
Realized and unrealized losses on derivatives, net of tax	2	(12)

Total Visteon Accumulated other comprehensive income	$165	$157

NOTE 15.	Loss Per Share

Basic loss per share of common stock is calculated by dividing reported net loss by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. In addition to restricted stock, the calculation of diluted loss per share takes into account the effect of dilutive potential common stock, such as stock warrants and stock options.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in Millions)

Numerator:
Net loss attributable to Visteon common shareholders	$(112)	$(42)	$(110)	$(147)

Denominator:
Average common stock outstanding	130.4	130.7	130.4	130.3
Less: Average restricted stock outstanding	(1.0)	(1.2)	(1.0)	(0.8)

Basic and diluted shares	129.4	129.5	129.4	129.5

Loss per share:
Basic and diluted loss per share	$(0.87)	$(0.32)	$(0.85)	$(1.14)

For the three and six months ended June 30, 2009, stock options to purchase approximately 11 million and 12 million shares, respectively, of common stock and stock warrants to purchase 25 million shares of common stock were not included in the computation of diluted loss per share as the effect of including them would have been anti-dilutive. Stock warrants to purchase 25 million shares of common stock and stock options to purchase approximately 12 million and 13 million shares, respectively, of common stock for the three and six months ended June 30, 2008 were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

NOTE 16.	Fair Value Measurements

Financial assets and liabilities are categorized, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs.

•	Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Fair Value Measurements — (Continued)

•	Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

•	Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

The following table presents the Company’s fair value hierarchy, all of which are Level 2, “Other Observable Inputs,” for those assets and liabilities measured at fair value on a recurring basis.

	June 30	December 31
	2009	2008
	(Dollars in Millions)

Assets
Interest rate swaps	$—	$17
Foreign currency instruments	5	15

Total	$5	$32

Liabilities
Foreign currency instruments	$1	$11

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

NOTE 17.	Financial Instruments

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

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Financial Instruments — (Continued)

Foreign Currency Exchange Rate Risk

The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Where possible, the Company utilizes derivative financial instruments, including forward and option contracts, to protect the Company’s cash flow from changes in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary foreign currency exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies.

During the three months ended June 30, 2009 all foreign currency forward contracts entered into by the Debtors were terminated or settled for a gain of approximately $4 million, which has been recorded as an adjustment to “Accumulated other comprehensive income” and will be reclassified to the consolidated statement of operations when the hedged transactions affect results of operations. As of June 30, 2009 and December 31, 2008, the Company had forward contracts designated as hedges related to changes in foreign currency exchange rates with notional amounts of approximately $100 million and $350 million, respectively. Estimates of the fair values of these contracts are based on quoted market prices.

Interest Rate Risk

During the three months ended June 30, 2009, the Company’s interest rate swaps with a notional amount of $125 million related to a portion of the 8.25% notes due August 1, 2010 were terminated by the counterparty. These interest rate swaps had been designated as fair value hedges, resulting in a loss of approximately $3 million, which has been recorded as a valuation adjustment of the underlying debt. The counterparty also terminated interest rate swaps with a notional amount of $100 million related to a portion of the $1 billion seven-year term loan due 2013, these interest rate swaps had been designated as cash flow hedges. As the underlying interest payments are not probable of occurring, a loss of approximately $3 million has been recorded to interest expense.

On March 30, 2009 the Company entered into an agreement to terminate interest rate swaps with a notional amount of $225 million related to a portion of the 7.00% notes due March 10, 2014. These interest rate swaps had been designated as fair value hedges and during the three months ended June 30, 2009 were settled for a gain of $18 million, which has been recorded as a valuation adjustment of the underlying debt. The Company also terminated interest rate swaps with a notional amount of $100 million related to a portion of the $1 billion seven-year term loan due 2013. These interest rate swaps had been designated as cash flow hedges and during the three months ended March 31, 2009 were settled for a loss of $10 million, which was recorded as an adjustment to “Accumulated other comprehensive income.” As of June 30, 2009, the underlying interest payments were no longer probable of occurring therefore, this loss has been recorded to interest expense.

As of December 31, 2008, the Company had interest rate swaps designated as hedges of forecasted cash flows related to future interest payments for a portion of the $1 billion seven-year term loan due June 13, 2013 ($200 million). These interest rate swaps effectively converted the designated portion of the seven-year term loan from a variable rate instrument to a fixed rate instrument in connection with the Company’s risk management policies. The notional amount of these interest rate swaps was $200 million at December 31, 2008.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Financial Instruments — (Continued)

As of December 31, 2008, the Company had interest rate swaps designated as hedges of the fair value of a portion of the 8.25% notes due August 1, 2010 ($125 million) and a portion of the 7.00% notes due March 10, 2014 ($225 million). These interest rate swaps effectively converted the designated portions of these notes from fixed interest rate to variable interest rate instruments in connection with the Company’s risk management policies. The Company estimates the fair value of these interest rate swaps based on quoted market prices. The notional amount of these interest rate swaps were approximately $350 million at December 31, 2008.

Accounting for Derivative Financial Instruments

Criteria used to determine whether hedge accounting treatment is appropriate include the designation of the hedging financial instrument to an underlying exposure, reduction of overall risk, and a highly effective relationship between the hedging financial instrument and the hedged item or transaction.

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

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Financial Instruments — (Continued)

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated as hedging instruments are included in the Company’s consolidated balance sheets at June 30, 2009 and December 31, 2008 as follows:

	Assets			Liabilities
Risk Hedged	Classification	2009	2008	Classification	2009	2008
	(Dollars in Millions)

Foreign currency	Other current assets	$5	$16	Other current assets	$1	$1
Foreign currency				Other current liabilities	—	11
Interest rates	Other non-current assets	—	25	Other non-current liabilities	—	8

Total		$5	$41		$1	$20

The impact of derivative financial instruments on the Company’s financial statements, as recorded in “Cost of sales” and “Interest expense” for the three months ended June 30, 2009 and June 30, 2008 is as follows:

	Amount of Gain (Loss)
			Reclassified
			from
	Recorded		AOCI into		Recorded in
	in AOCI		Income		Income
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)

Foreign currency risk
Cash flow hedges	$6	$8	$1	$(6)	$—	$—
Non-designated cash flow hedges	—	—	—	—	(2)	(3)

Total	$6	$8	$1	$(6)	$(2)	$(3)

Interest rate risk
Fair value hedges	$—	$—	$—	$—	$—	$—
Cash flow hedges	10	5	(13)	(1)	—	—

Total	$10	$5	$(13)	$(1)	$—	$—

The impact of derivative financial instruments on the Company’s financial statements, as recorded in “Cost of sales” and “Interest expense” for the six months ended June 30, 2009 and June 30, 2008 is as follows:

	Amount of Gain (Loss)
			Reclassified
			from
	Recorded		AOCI into		Recorded in
	in AOCI		Income		Income
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)

Foreign currency risk
Cash flow hedges	$(1)	$5	$(7)	$(6)	$—	$—
Non-designated cash flow hedges	—	—	—	—	1	3

Total	$(1)	$5	$(7)	$(6)	$1	$3

Interest rate risk
Fair value hedges	$—	$—	$—	$—	$2	$—
Cash flow hedges	7	2	(15)	(1)	—	—

Total	$7	$2	$(15)	$(1)	$2	$—

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Financial Instruments — (Continued)

Concentrations of Credit Risk

Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty, and through monitoring counterparty credit risks. The Company’s concentration of credit risk related to derivative contracts at June 30, 2009 was not significant.

With the exception of the customers below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at June 30, 2009 and December 31, 2008 respectively.

	June 30	December 31
	2009	2008

Ford and affiliates	24%	18%
Hyundai Motor Company	15%	13%
Hyundai Mobis Company	12%	10%
PSA Peugeot Citroën	9%	16%

Management periodically performs credit evaluations of its customers and generally does not require collateral.

NOTE 18.	Commitments and Contingencies

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Accruals have been established by the Company for matters where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at June 30, 2009 or that are in excess of established accruals. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

Litigation and Claims

On May 28, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court seeking reorganization relief under the provisions of chapter 11 of the Bankruptcy Code. The Debtors’ chapter 11 cases have been assigned to the Honorable Christopher S. Sontchi and are being jointly administered as Case No. 09-11786. The Debtors continue to operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Refer to Note 4, “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code,” for details on the chapter 11 cases.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
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

Guarantees

The Company has guaranteed approximately $41 million for lease payments and $7 million of debt capacity related to its subsidiaries. In connection with the January 2009 PBGC Agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million.

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

The following table provides a reconciliation of changes in product warranty and recall liability for the six months ended June 30, 2009 and 2008:

	Product Warranty
	and Recall
	2009	2008
	(Dollars in Millions)

Beginning balance	$100	$108
Accruals for products shipped	13	23
Changes in estimates	(8)	9
Settlements	(15)	(20)

Ending balance	$90	$120

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

The Company is aware of contamination at some of its properties and relating to various third-party superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites and at June 30, 2009, had recorded an accrual of approximately $5 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
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

Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization.

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

The Company’s operating structure is comprised of the following: Climate, Electronics and Interiors. These global product groups have financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio. Within each of the global product groups, certain facilities manufacture a broader range of the Company’s total product line offering and are not limited to the primary product line. Global customer groups are responsible for the business development of the Company’s product portfolio and overall customer relationships. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment. In addition to these global product groups, the Company also operates Visteon Services, a centralized administrative function to monitor and facilitate transactions primarily with ACH for the costs of leased employees and other services provided by the Company.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Segment Information — (Continued)

Overview of Segments

•	Climate: The Climate product group includes facilities that primarily manufacture climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems.

•	Electronics: The Electronics product group includes facilities that primarily manufacture audio systems, infotainment systems, driver information systems, powertrain and feature control modules, climate controls, electronic control modules and lighting.

•	Interiors: The Company’s Interior product group includes facilities that primarily manufacture instrument panels, cockpit modules, door trim and floor consoles.

•	Services: The Company’s Services operations supply leased personnel and transition services pursuant to the ACH Transactions and other divestitures.

Segment Net Sales and Gross Margin

	Net Sales				Gross Margin
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30		June 30		June 30		June 30
	2009	2008	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)

Climate	$591	$919	$1,082	$1,817	$50	$77	$79	$161
Electronics	510	1,007	955	1,983	22	116	30	211
Interiors	428	859	818	1,715	7	25	14	39
Other	—	107	—	234	—	12	—	13
Eliminations	(47)	(111)	(78)	(229)	—	—	—	—

Total products	1,482	2,781	2,777	5,520	79	230	123	424
Services	87	128	144	251	1	1	2	2

Total consolidated	$1,569	$2,909	$2,921	$5,771	$80	$231	$125	$426

Segment Operating Assets

			Property and
	Inventories, net		Equipment, net
	June 30	December 31	June 30	December 31
	2009	2008	2009	2008
	(Dollars in Millions)

Climate	$149	$172	$777	$817
Electronics	120	131	606	626
Interiors	51	43	278	298
Other	—	—	—	1
Central/Elimination	9	8	1	—

Total products	329	354	1,662	1,742
Reconciling Item
Corporate	—	—	391	420

Total consolidated	$329	$354	$2,053	$2,162

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Segment Information — (Continued)

Reconciling Item and Reclassification

Certain adjustments are necessary to reconcile segment information to the Company’s consolidated amounts. Corporate reconciling items are related to the Company’s technical centers, corporate headquarters and other administrative and support functions. Segment information for the three and six-month periods ended June 30, 2009 and as of December 31, 2008 has been recast to reflect the remaining Other product group operations in the Company’s Climate, Electronics and Interiors product groups. These operations have been reclassified consistent with the Company’s current management reporting structure. All other facilities associated with the Company’s Other product group have been either divested or closed.

NOTE 19.	Segment Information — (Continued)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009 and the financial statements and accompanying notes to the financial statements included elsewhere herein. The financial data presented herein are unaudited, but in the opinion of management reflect all adjustments, including normal recurring adjustments necessary for a fair presentation of such information.

Executive Summary

Visteon Corporation is a leading global supplier of climate, interiors and electronics systems, modules and components to global automotive original equipment manufacturers (“OEMs”) including BMW, Chrysler Group LLC, Daimler AG, Fiat, Ford, General Motors, Honda, Hyundai / Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. The Company has a broad network of manufacturing, technical engineering and joint venture operations in every major geographic region of the world, supported by approximately 30,000 employees dedicated to the design, development, manufacture and support of its product offering and its global customers. The Company conducts its business across four segments: Climate, Interiors, Electronics and Services.

Reorganization under Chapter 11 of the U.S. Bankruptcy Code

On May 28, 2009, Visteon and certain of its U.S. subsidiaries (the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”). The reorganization cases are being jointly administered as Case No. 09-11786 under the caption “In re Visteon Corporation, et al” (hereinafter referred to as the “Chapter 11 Proceedings”). The Debtors continue to operate their businesses as “debtors-in-possession” (“DIP”) under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. The Company’s other subsidiaries, primarily non-U.S. subsidiaries, have been excluded from the Chapter 11 Proceedings and continue to operate their businesses without supervision from the Court and are not subject to the requirements of the Bankruptcy Code.

The Chapter 11 Proceedings were initiated in response to sudden and severe declines in global automotive production during the latter part of 2008 and early 2009 and the adverse impact on the Company’s cash flows and liquidity. Under the Chapter 11 Proceedings, the Debtors expect to develop and implement a plan to restructure their capital structure to reflect the current automotive industry demand. Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. Subsequent to the petition date, the Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Debtors’ operations including employee obligations, tax matters and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs, limited foreign business operations, adequate protection payments and certain other pre-petition claims. The Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business.

On May 28, 2009, the Debtors entered into a commitment letter with Ford (the “DIP Commitment”), pursuant to which, among other things, Ford agreed, subject to the terms and conditions set forth therein, to provide no less than $125 million of financing under the terms of a senior, super-priority DIP revolving credit facility to the Debtors under the Bankruptcy Code (the “DIP Facility”). The terms of the DIP Facility, including the aggregate size thereof and permitted uses thereof, remain subject to contingencies including receipt of commitments from customers of the Debtors other than Ford to participate in the DIP Facility. The DIP Commitment is subject to significant conditions, including, among other things, the execution and delivery of definitive documents acceptable to Ford, agreement on a budget acceptable to Ford as to permitted uses of the DIP Facility and other customary lending conditions that will be set forth in such definitive agreements. While the DIP Commitment expired on June 30, 2009, the Debtors continue to work with Ford and other North America customers to secure DIP financing. However, there is no assurance that the Debtors will be successful in securing such commitments or obtaining sufficient DIP financing in a timeframe or on terms acceptable to the Debtors in order to facilitate a plan of reorganization.

The Debtors also continue to work with other customers on a global basis to provide liquidity. During July 2009, the Company executed support agreements with certain European customers that provide for additional liquidity through certain lump sum payments for recovery of invested research and engineering costs, accelerated payment terms and other commercial arrangements. Additionally, during July 2009, the Debtors sold their 80% interest in Halla Climate Systems Alabama Corp. (“Halla Alabama”) to the Debtors’ 70% owned joint venture, Halla Climate Control Corporation (“Halla Korea”) under Bankruptcy Code Section 363.

The Debtors are currently funding post-petition operations under a temporary cash collateral order from the Court. There can be no assurance that such cash collateral funds will be sufficient to meet the Debtors ongoing cash needs or that the Debtors will be successful in extending the duration of the cash collateral order with the Court to continue operating as debtors-in-possession absent an approved DIP financing arrangement. Even in the event that the Debtors secure sufficient DIP financing to implement a plan of reorganization, the terms of such DIP financing may require the Debtors to implement substantial additional restructuring measures including facility closures, business exits and asset sales. Such activities could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary pursuant to the terms and conditions of any such DIP financing. Additionally, a confirmed plan of reorganization could also materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

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

The UK Debtor recorded sales, negative gross margin and net loss of $32 million, $7 million and $10 million, respectively for the three months ended March 31, 2009. As of March 31, 2009, total assets of $64 million, total liabilities of $132 million and related amounts deferred as “Accumulated other comprehensive income” of $84 million, were deconsolidated from the Company’s balance sheet resulting in a deconsolidation gain of $152 million. The Company also recorded $57 million for contingent liabilities related to the UK Administration, including $45 million of costs associated with former employees of the UK Debtor, for which the Company was reimbursed from the escrow account on a 100% basis.

Additional amounts related to these items or other contingent liabilities for potential claims under the UK Administration, which may result from (i) negotiations; (ii) actions of the Administrators; (iii) resolution of contractual arrangements, including unexpired leases; (iv) material adverse developments; or other events, may be recorded in future periods. No assurance can be provided that the Company will not be subject to future litigation and/or liabilities related to the UK Administration. Additional liabilities, if any, will be recorded when they become probable and estimable and could materially affect the Company’s results of operations and financial condition in future periods.

Summary Financial Results for the Three Months Ended June 30, 2009

Financial results for the three-month period ended June 30, 2009 are summarized as follows:

•	Net sales of $1.57 billion for the three-month period ended June 30, 2009 decreased by $1.34 billion when compared to $2.91 billion for the same period in 2008.

•	Gross margin declined $151 million during the three months ended June 30, 2009 when compared to the same period in 2008.

•	Selling, general and administrative expenses of $97 million for the three months ended June 30, 2009, was lower by $59 million or 38% when compared to $156 million for the same period in 2008.

•	Net loss of $99 million for the three months ended June 30, 2009 was $76 million higher when compared to a net loss of $23 million for the same period in 2008.

Recessionary economic conditions continued to suppress global consumer demand for automobiles, which resulted in lower customer production volumes for the second quarter 2009 when compared to the same period of 2008. The Company recorded total sales of $1.57 billion for the three months ended June 30, 2009, including product sales of $1.48 billion. Product sales decreased by $1.3 billion, when compared to the same period in 2008, including $840 million due to production volumes and customer sourcing actions in all regions and for all major customers, $240 million related to divestitures and closures and $181 million of unfavorable currency primarily related to the Euro and Korean Won. For the three months ended June 30, 2009, product sales on a regional basis included North America — $316 million; Europe — $596 million; and Asia — $543 million.

The Company’s gross margin was $80 million in the second quarter of 2009, compared with $231 million for the same period in 2008, representing a decrease of $151 million or 65%. This decrease reflects the impact of lower global customer production volumes on the Company’s fixed cost structure, divestitures and facility closures partially offset by the favorable impact of the Company’s cost reduction actions and savings associated with restructuring activities.

The Company’s cash and equivalents balance was $647 million as of June 30, 2009. Cash and equivalents decreased by $533 million during the six months ended June 30, 2009 due to operating cash use of $235 million related to higher losses, as adjusted for non-cash items, and higher trade working capital outflow; $65 million investing cash use primarily attributable to capital expenditures and cash attributable to the deconsolidation of Visteon UK Limited; $235 million financing cash use resulting from the restricted use of $95 million of cash balances and $140 million net debt payments and other.

Results of Operations

Three Months Ended June 30, 2009 and 2008

	Sales			Gross Margin
	2009	2008	Change	2009	2008	Change
	(Dollars in Millions)

Climate	$591	$919	$(328)	$50	$77	$(27)
Electronics	510	1,007	(497)	22	116	(94)
Interiors	428	859	(431)	7	25	(18)
Other	—	107	(107)	—	12	(12)
Eliminations	(47)	(111)	64	—	—	—

Total product	1,482	2,781	(1,299)	79	230	(151)
Services	87	128	(41)	1	1	—

Total consolidated	$1,569	$2,909	$(1,340)	$80	$231	$(151)

Net sales decreased $1.34 billion during the three months ended June 30, 2009 when compared to the same period of 2008, consisting of a $1.30 billion decrease in product sales and a $41 million decrease in services revenues. The decrease was attributable to an $840 million decline due to production volumes and customer sourcing actions in all regions and for all major customers, $240 million associated with facility divestitures and closures, $181 million of unfavorable currency primarily related to the Euro and Korean Won and net customer price reductions.

Net sales for Climate were $591 million for the three months ended June 30, 2009, compared with $919 million for the same period of 2008, representing a decrease of $328 million or 36%. Vehicle production volume and mix declined significantly in all regions resulting in a decrease in sales of $195 million and facility divestitures and closures, primarily related to the UK Administration entered into on March 31, 2009, decreased sales $21 million. Unfavorable currency, primarily driven by the Korean Won, further decreased sales by $74 million and net customer pricing resulted in a reduction.

Net sales for Electronics were $510 million for the three months ended June 30, 2009, compared to $1.01 billion for the same period of 2008, representing a decrease of $497 million or 49%. Vehicle production volume and mix and customer sourcing decreased sales $457 million, primarily in Europe and North America. Unfavorable currency, primarily related to the Euro, of $38 million and net customer pricing further reduced sales.

Net sales for Interiors were $428 million and $859 million for the three-month periods ended June 30, 2009 and 2008, respectively, representing a decrease of $431 million or 50%. Vehicle production volume and mix declined significantly in all regions resulting in a decrease in sales of $247 million and facility divestitures and closures in the UK and Spain reduced sales $116 million. Unfavorable currency reduced sales $69 million.

All remaining manufacturing facilities in the Other segment have either been divested, closed or reclassified consistent with the Company’s current management reporting structure.

Services revenues primarily relate to information technology, engineering, administrative and other business support services provided by the Company to ACH at an amount that approximates cost. Total services revenues were $87 million for the three months ended June 30, 2009, compared with $128 million for the same period of 2008. The decrease in services revenue represents lower ACH utilization of the Company’s services.

Gross Margin

The Company’s gross margin was $80 million in the second quarter of 2009, compared with $231 million in the second quarter of 2008, representing a decrease of $151 million or 65% for the three months ended June 30, 2009. This decrease reflects the impact of lower global production volumes on the Company’s fixed cost structure, partially offset by the Company’s restructuring actions to address these pressures. Lower customer production volumes, divestitures and facility closures resulted in a $303 million reduction in gross margin. The non-recurrence of a $26 million OPEB curtailment in 2008 further reduced margin. These reductions were partially offset by $165 million of cost reductions, including restructuring savings.

Gross margin for Climate was $50 million in the second quarter of 2009, compared with $77 million in the second quarter of 2008, representing a decrease of $27 million or 35% for the three months ended June 30, 2009. Customer production declines and facility divestitures and closures reduced gross margin $83 million. This decrease was partially offset by $50 million related to net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities.

Gross margin for Electronics was $22 million in the second quarter of 2009, compared with $116 million in the second quarter of 2008, representing a decrease of $94 million or 81% for the three months ended June 30, 2009. Customer production declines and sourcing reduced gross margin $135 million. This decrease was partially offset by $33 million related to net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities.

Gross margin for Interiors was $7 million in the second quarter of 2009, compared with $25 million in the second quarter of 2008, representing a decrease of $18 million or 72% for the three months ended June 30, 2009. Customer production declines and sourcing reduced gross margin $45 million, unfavorable currency in Europe resulted in a $4 million decline and accelerated depreciation related to restructuring activities in the United States reduced gross margin $3 million. These decreases were partially offset by $33 million related to net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities.

During 2008 all facilities associated with the Company’s Other segment were divested, closed, or reclassified consistent with the Company’s current management reporting structure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $97 million in the second quarter of 2009, compared with $156 million in the second quarter of 2008, representing a decrease of $59 million or 38%. The decrease includes $30 million related to net cost efficiencies resulting from the Company’s ongoing restructuring activities and the non-recurrence of $14 million of 2008 expenses to implement those actions. Favorable foreign currency of $8 million and lower expense of $8 million related to the annual incentive plan further contributed to the reduction. These reductions were partially offset by $9 million of pre-petition professional fees.

Restructuring Expenses

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the three months ended June 30, 2009. The Company’s restructuring expenses are primarily related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

March 31, 2009	$34	$1	$4	$3	$42
Expenses	1	—	3	14	18
Currency	2	—	—	—	2
Utilization	(14)	(1)	(1)	(16)	(32)

June 30, 2009	$23	$—	$6	$1	$30

Utilization for the three months ended June 30, 2009 includes $23 million of payments for severance and other employee termination benefits and $9 million of special termination benefits reclassified to pension and other postretirement employee benefits, where such payments are made from the Company’s benefit plans.

In July 2009, the Company announced its intention to close a North American Electronics facility, contingent upon final customer arrangements, DIP Financing and court approval.

Reorganization Items

Financial reporting applicable to companies in chapter 11 of the Bankruptcy Code generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the chapter 11 petition filing date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Reorganization items of $7 million for the three months ended June 30, 2009 are primarily related to professional service fees.

Asset Impairments and Loss on Divestitures

During the second quarter of 2008, the Company initiated the sale of certain assets related to its chassis manufacturing operation located in Swansea, United Kingdom. The sale was completed on July 7, 2008, and the Company recorded losses of $32 million during the second quarter of 2008 in connection with the transaction.

Interest

Interest expense was $47 million and $55 million for the quarterly periods ended June 30, 2009 and 2008, respectively. The decrease is due to the Company ceasing to record interest expense in connection with the Chapter 11 Proceedings and lower market rates on other outstanding debt, partially offset by losses on the termination of interest rate swaps that were realized.

Income Taxes

The provision for income taxes of $31 million for the second quarter of 2009 represents a decrease of $18 million when compared with $49 million in the same period of 2008. The decrease in tax expense is primarily attributable to lower earnings in those countries where the Company is profitable and a net reduction in unrecognized tax benefits year-over-year.

Six Months Ended June 30, 2009 and 2008

	Net Sales			Gross Margin
	2009	2008	Change	2009	2008	Change
	(Dollars in Millions)

Climate	$1,082	$1,817	$(735)	$79	$161	$(82)
Electronics	955	1,983	(1,028)	30	211	(181)
Interiors	818	1,715	(897)	14	39	(25)
Other	—	234	(234)	—	13	(13)
Eliminations	(78)	(229)	151	—	—	—

Total products	2,777	5,520	(2,743)	123	424	(301)
Services	144	251	(107)	2	2	—

Total consolidated	$2,921	$5,771	$(2,850)	$125	$426	$(301)

Net Sales

Net sales decreased $2.85 billion during the six months ended June 30, 2009 when compared to the same period of 2008, consisting of a $2.74 billion decrease in product sales and a $107 million decrease in services revenues. The decrease was attributable to a $1.9 billion decline due to production volumes and customer sourcing actions in all regions and for all major customers, $452 million associated with facility divestitures and closures, $350 million of unfavorable currency primarily related to the Euro and Korean Won and net customer price reductions.

Net sales for Climate were $1.08 billion for the six months ended June 30, 2009, compared with $1.82 billion for the same period of 2008, representing a decrease of $735 million or 40%. Vehicle production volume and mix declined significantly in all regions resulting in a decrease in sales of $491 million and facility divestitures and closures, related to the UK Administration entered into March 31, 2009 and the closure of the Company’s Connersville, Indiana facility, decreased sales $28 million. Unfavorable currency, primarily driven by the Korean Won, further decreased sales by $156 million and net customer pricing resulted in a reduction.

Net sales for Electronics were $955 million for the six months ended June 30, 2009, compared to $1.98 billion for the same period of 2008, representing a decrease of $1.03 billion or 52%. Vehicle production volume and mix and customer sourcing decreased sales $944 million, primarily in Europe and North America. Unfavorable currency, primarily related to the Euro, of $73 million and net customer pricing further reduced sales.

Net sales for Interiors were $818 million and $1.72 billion for the six-month periods ended June 30, 2009 and 2008, respectively, representing a decrease of $897 million or 52%. Vehicle production volume and mix declined significantly in all regions resulting in a decrease in sales of $601 million and facility divestitures and closures in the UK and Spain reduced sales $202 million. Unfavorable currency, primarily related to the Euro and Korean Won reduced sales $121 million.

All remaining manufacturing facilities in the Other segment have either been divested, closed or reclassified consistent with the Company’s current management reporting structure.

Services revenues primarily relate to information technology, engineering, administrative and other business support services provided by the Company to ACH, under the terms of various agreements with ACH. Such services are generally provided at an amount that approximates cost. Total services revenues were $144 million for the six months ended June 30, 2009, compared with $251 million for the same period of 2008. The decrease in services revenue represents lower ACH utilization of the Company’s services in connection with the terms of various agreements.

Gross Margin

The Company’s gross margin was $125 million for the six-month period ended June 30, 2009, compared with $426 million in the first half of 2008, representing a decrease of $301 million or 71%. This decrease reflects the impact of lower global production volumes on the Company’s fixed cost structure, partially offset by the Company’s restructuring actions to address these pressures. Lower customer production volumes, divestitures, and facility closures resulted in a $646 million reduction in gross margin. The non-recurrence of a $26 million OPEB curtailment in 2008 further reduced margin. These reductions were partially offset by $330 million of cost reductions, including restructuring savings and a $27 million customer settlement.

Gross margin for Climate was $79 million for the six-month period ended June 30, 2009, compared with $161 million in the first half of 2008, representing a decrease of $82 million or 51%. Customer production declines and facility divestitures and closures reduced gross margin $170 million and the non-recurrence of a $13 million gain on sale of a UK manufacturing facility in the first quarter of 2008 resulted in a further reduction. These decreases were partially offset by $97 million related to net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities.

Gross margin for Electronics was $30 million for the six-month period ended June 30, 2009, compared with $211 million in the first half of 2008, representing a decrease of $181 million or 86%. Customer production declines and sourcing reduced gross margin $292 million. This decrease was partially offset by $85 million related to net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities and $20 million related to the non-recurrence of 2008 accelerated depreciation related to restructuring activities.

Gross margin for Interiors was $14 million for the six-month period ended June 30, 2009, compared with $39 million in the first half of 2008, representing a decrease of $25 million or 64%. Customer production declines and sourcing reduced gross margin $105 million and accelerated depreciation related to restructuring activities reduced gross margin $3 million. These decreases were partially offset by $60 million related to net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts, and restructuring activities and $27 million of favorable customer settlements.

During 2008 all facilities associated with the Company’s Other segment were divested, closed or reclassified consistent with the Company’s current management reporting structure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $205 million in the first half of 2009, compared with $304 million in the first half of 2008, representing a decrease of $99 million or 33%. The decrease is primarily attributable to $79 million of cost efficiencies resulting from the Company’s ongoing restructuring activities, the non-recurrence of $14 million of 2008 expenses to implement those actions, $17 million of favorable currency and $6 million related to lower expenses related to the annual incentive plan. These reductions were partially offset by $19 million of pre-petition professional fees.

Restructuring Expenses and Reimbursement from Escrow Account

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the six months ended June 30, 2009. The Company’s restructuring expenses are primarily related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2008	$49	$3	$4	$8	$64
Expenses	8	5	4	28	45
Currency exchange	(1)	—	—	—	(1)
Utilization	(33)	(8)	(2)	(35)	(78)

June 30, 2009	$23	$—	$6	$1	$30

Utilization for the six months ended June 30, 2009 includes $58 million of payments for severance and other employee termination benefits and $20 million of special termination benefits reclassified to pension and other postretirement employee benefits, where such payments are made from the Company’s benefit plans.

The Company was reimbursed $62 million from the escrow account for qualifying restructuring costs pursuant to the terms of Escrow Agreement, including amounts associated with former employees of Visteon UK Limited, as described below.

Deconsolidation Gain

On March 31, 2009, in accordance with the provisions of the United Kingdom Insolvency Act of 1986 and pursuant to a resolution of the board of directors of Visteon UK Limited, a company organized under the laws of England and Wales and an indirect, wholly-owned subsidiary of the Company, representatives from KPMG were appointed as administrators in respect of the UK Debtor. The effect of the UK Debtor’s entry into administration was to place the management, affairs, business and property of the UK Debtor under the direct control of the Administrators. As of March 31, 2009 total assets of $64 million, total liabilities of $132 million and related amounts deferred as “Accumulated other comprehensive income” of $84 million, were deconsolidated from the Company’s balance sheet resulting in a deconsolidation gain of $152 million. The Company also recorded $57 million for contingent liabilities related to the UK Administration, including $45 million of costs associated with former employees of the UK Debtor, for which the Company was reimbursed from the escrow account, on a 100% basis.

Asset Impairments and Loss on Divestitures

During the second quarter of 2008, the Company initiated the sale of certain assets related to its chassis manufacturing operation located in Swansea, United Kingdom. The sale was completed on July 7, 2008, and the Company recorded losses of $32 million during the second quarter of 2008 in connection with the transaction.

During the first quarter of 2008, the Company completed the sale of its North American-based aftermarket underhood and remanufacturing operations and recorded total losses of $40 million in connection with the transaction.

Interest

Interest expense was $102 million for the six months ended June 30, 2009 as compared to $112 million for the same period of 2008. The decrease of $10 million resulted from lower borrowing rates and the discontinuance of interest expense due to the Chapter 11 Proceedings, partially offset by $11 million for debt waiver fees and $14 million for losses on terminated interest rate swaps. Interest income was $6 million for the first half of 2009, compared to $28 million for the first half of 2008. The decrease of $22 million resulted from lower global cash balances and lower investment rates.

Income Taxes

The provision for income taxes of $45 million for the six-month period ended June 30, 2009 represents a decrease of $55 million when compared with $100 million in the same period of 2008. The decrease in tax expense is primarily attributable to lower earnings in those countries where the Company is profitable and a net reduction in unrecognized tax benefits year-over-year.

Liquidity

Over the long-term, the Company expects to fund its working capital, restructuring and capital expenditure needs with cash flows from operations. To the extent that the Company’s liquidity needs exceed cash from operations, the Company would look to its cash balances and availability for borrowings to satisfy those needs, as well as the need to raise additional capital. However, the Company’s ability to fund its working capital, restructuring and capital expenditure needs may be adversely affected by many factors including, but not limited to, general economic conditions, specific industry conditions, financial markets, competitive factors and legislative and regulatory changes. In general, the Company’s cash and liquidity needs are impacted by the level, variability, and timing of its customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. The Company’s intra-year needs are impacted by seasonal effects in the industry, such as the shutdown of operations for two weeks in July, the subsequent ramp-up of new model production and the additional one-week shutdown in December by its primary North American customers. These seasonal effects normally require use of liquidity resources during the first and third quarters.

The Debtors are currently funding post-petition operations under a temporary cash collateral order from the Court. There can be no assurance that such cash collateral funds will be sufficient to meet the Company’s reorganization or ongoing cash needs or that the Company will be successful in extending the duration of the cash collateral order with the Court to continue operating as debtors-in-possession absent an approved DIP financing arrangement. The Company’s non-debtor subsidiaries, primarily non-U.S. subsidiaries, have been excluded from the Chapter 11 Proceedings and are funding their operations through cash generated from operating activities supplemented by customer support agreements and local financing arrangements or through cash transfers from the Debtors subject to specific authorization from the Court pursuant to a foreign funding order.

Cash Collateral Order and Term Loan Stipulation

On May 28, 2009, the Debtors filed a motion with the Court seeking an order authorizing the Debtors to provide Ford, the secured lender under the ABL Credit Agreement, certain forms of adequate protection in exchange for the consensual use of Ford’s Cash Collateral (as defined in the ABL Credit Agreement). On May 29, 2009, the Court entered an interim order (the first in a series of such orders) authorizing the Debtors’ use of Ford’s Cash Collateral and certain other prepetition collateral (as defined in that order). Such order also granted adequate protection to Ford for any diminution in the value of its interests in its collateral, whether from the use of the cash collateral or the use, sale, lease, depreciation or other diminution in value of its collateral, or as a result of the imposition of the automatic stay under section 362(a) of the Bankruptcy Code. Specifically, subject to certain conditions, adequate protection provided to Ford included, but was not limited to, a first priority, senior and perfected lien on certain post-petition collateral of the same nature as Ford’s prepetition collateral, a second priority, junior perfected lien on certain collateral subject to liens held by the Debtors’ term loan secured lenders, and payment of accrued and unpaid interest and fees owing Ford on prepetition asset-backed revolving credit facility obligations.

On June 19, 2009, the Court entered a first supplemental interim order authorizing the use of Ford’s cash collateral and granting adequate protection on substantially the same terms as those set forth in the interim cash collateral order previously entered. On July 1, 2009, the Court entered a second supplemental interim cash collateral order on substantially the same terms as those set forth in the first supplemental interim cash collateral order. On July 16, 2009, the Court entered a third supplemental interim cash collateral order (the “Third Supplemental Interim Cash Collateral Order”) on substantially the same terms as those set forth in the second supplemental interim cash collateral order. On July 28, 2009, the Court entered the fourth supplemental interim cash collateral order on substantially the same terms as those set forth in the Third Supplemental Interim Order Cash Collateral Order, extending the Debtors’ consensual use of Ford’s collateral to August 13, 2009. As of the end of the six months ended June 30, 2009, such cash collateral amounted to approximately $300 million, which includes restricted cash of $80 million.

On May 29, 2009, Wilmington Trust FSB, as administrative agent for the Debtors’ term loan secured lenders, filed a motion with the Court seeking adequate protection of these lenders’ collateral including, but not limited to, intellectual property, equity in foreign subsidiaries, and intercompany debt owed by foreign subsidiaries, as well as certain cash flows associated with such collateral (the “Motion for Adequate Protection”).

Contemporaneously with entering the Third Supplemental Interim Cash Collateral Order, the Court entered a final order in connection with the Motion for Adequate Protection (the “Stipulation, Agreement, and Final Order”). The Stipulation, Agreement, and Final Order authorizes the Debtors to use the cash collateral and certain other prepetition collateral (as defined in the Stipulation, Agreement, and Final Order) of the term loan secured lenders and grants adequate protection to these lenders for any diminution in the value of their interests in their collateral, whether from the use of the cash collateral or the use, sale, lease, depreciation or other diminution in value of their collateral, or as a result of the imposition of the automatic stay under section 362(a) of the Bankruptcy Code. Specifically, subject to certain conditions, adequate protection provided to the term loan secured lenders included, but was not limited to, replacement liens and adequate protection payments in the form of cash payments of the reasonable and documented fees, costs and expenses of the term loan secured lenders’ professionals (as defined in the Stipulation, Agreement, and Final Order) employed in connection with the Debtors’ chapter 11 cases. As of the end of the six months ended June 30, 2009, the term loan secured lenders’ cash collateral amounted to approximately $12 million of restricted cash, which is held in a segregated account.

Foreign Funding Order

On May 29, 2009, the Court entered an interim order authorizing the Debtors to maintain funding to, and the guarantee of, cash pooling arrangements in Europe, or, alternatively, to fund participants of such arrangements directly, and to continue to honor pre-petition obligations owing to certain non-Debtor subsidiaries in Mexico and Europe up to an aggregate amount of $92 million. On July 16, 2009, such interim order was replaced with a final order. On July 28, 2009, the Court entered a final order increasing the amount which the Debtors are authorized to pay to honor pre-petition obligations owing to certain non-Debtor subsidiaries in Mexico and Europe up to an aggregate amount of $138 million (which amount includes the $92 million previously authorized by the Court).

Cash Flows

Operating Activities

Cash used by operating activities during the six months ended June 30, 2009 totaled $235 million, compared with $7 million provided from operating activities for the same period in 2008. The increase in usage is primarily due to higher losses, as adjusted for non-cash items, higher trade working capital outflow and lower tax expense and restructuring charges as compared to cash payments, partially offset by lower annual incentive compensation payments and a decrease in recoverable tax assets.

Investing Activities

Cash used in investing activities was $65 million during the six months ended June 30, 2009, compared with $91 million for the same period in 2008. The decrease in cash usage resulted from a decrease in capital expenditures, partially offset by a decrease in proceeds from divestitures and asset sales and $11 million of cash associated with the deconsolidation of the UK Debtor. The proceeds from divestitures and asset sales for the first half of 2009 totaled $4 million compared to $59 million for the first half of 2008, which included proceeds from the divestiture of the North America aftermarket business. Capital expenditures, excluding capital leases, decreased to $58 million in the first half of 2009 compared with $154 million in the same period of 2008.

Financing Activities

Cash used by financing activities totaled $235 million in the six months ended June 30, 2009, compared with $182 million in the same period of 2008. Cash used by financing activities during the six months ended June 30, 2009 primarily resulted from the requirement for $95 million to be classified as restricted cash, primarily pursuant to the Company’s Credit Agreement and chapter 11 cash collateral order, repayment of the borrowings under the European Securitization, a decrease in book overdrafts and dividends to minority shareholders, partially offset by additional borrowing under the U.S. ABL Facility. Cash used by financing activities increased by $53 million when compared to $182 million used by financing activities during the first half of 2008, which included the purchase of $344 million in aggregate principal amount of the Company’s notes due in 2010 and issuance of $206.4 million in aggregate principal amount of notes due in 2016, a decrease in book overdrafts and dividends to minority shareholders.

Debt and Capital Structure

Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. Substantially all of the Company’s pre-petition debt is in default, including $1.5 billion principal amount due under the seven-year secured term loans due 2013; $862 million principal amount under various unsecured notes due 2010, 2014 and 2016; and $99 million of other secured and unsecured borrowings. Debt discounts of $8 million, deferred financing costs of $14 million and losses on terminated interest rate swaps of $22 million are no longer being amortized and have been included as adjustments to the net carrying value of the related pre-petition debt. Additional information related to the Company’s debt is set forth in Note 11 “Debt” to the consolidated financial statements included herein under Item 1.

Covenants and Restrictions

Refer to the Company’s December 31, 2008 Annual Report on Form 10-K for information related to the covenants and restrictions associated with pre-petition debt.

Off-Balance Sheet Arrangements

The Company has guaranteed approximately $41 million for lease payments and $7 million of debt capacity related to its subsidiaries. In connection with the January 2009 PBGC Agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million.

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

The Company’s use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Fair value measurements related to derivative assets take into account the non-performance risk of the respective counterparty, while derivative liabilities take into account the non-performance risk of Visteon and its foreign affiliates. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives as of June 30, 2009.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” SFAS 168 appoints the FASB Accounting Standards Codification (“ASC”) as the only authoritative source of generally accepted accounting principles. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. The Company does not expect SFAS 168 to have a significant impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46(R),” which amends the consolidation guidance that applies to Variable Interest Entities (“VIEs”). SFAS 167 is effective for fiscal years that begin after November 15, 2009. The Company is currently evaluating the impact of SFAS 167 on its consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS 165”), “Subsequent Events.” SFAS 165 provides guidance on management’s assessment of subsequent events and is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company on a prospective basis on April 1, 2009 without material impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides guidance on estimating the fair value when the volume and level of activity have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company without material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures around the fair value of financial instruments for interim reporting periods, including (a) the fair value at the period end and (b) the methods and assumptions used to calculate the fair value. FSP FAS 107-1 was adopted by the Company without material impact on its consolidated financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement requires disclosure of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and was adopted by the Company on a prospective basis on January 1, 2009, as more fully described in Note 17, “Financial Instruments” to the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51.” These statements change the accounting and reporting for business combination transactions and noncontrolling interests in consolidated financial statements. The Company adopted these standards effective January 1, 2009 as more fully described in Note 14 “Shareholders’ Deficit” to the consolidated financial statements.

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

The reader should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:

•	The potential adverse impact of the Chapter 11 Proceedings on Visteon’s business, financial condition or results of operations, including its ability to maintain contracts and other customer and vendor relationships that are critical to its business and the actions and decisions of its creditors and other third parties with interests in the Chapter 11 Proceedings.

•	Visteon’s ability to maintain adequate liquidity to fund its operations during the Chapter 11 Proceedings and to fund a plan of reorganization and thereafter, including obtaining sufficient debtor-in-possession and “exit” financing; maintaining normal terms with its vendors and service providers during the Chapter 11 Proceedings and complying with the covenants and other terms of its financing agreements.

•	Visteon’s ability to obtain court approval with respect to motions in the Chapter 11 Proceedings prosecuted from time to time and to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Proceedings and to consummate all of the transactions contemplated by one or more such plans of reorganization or upon which consummation of such plans may be conditioned.

•	Visteon’s ability to satisfy its pension and other postemployment benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost effective basis.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers, particularly its largest customer, Ford.

•	Changes in vehicle production volume of Visteon’s customers in the markets where it operates, and in particular changes in Ford’s North American and European vehicle production volumes and platform mix.

•	Visteon’s ability to profitably win new business from customers other than Ford and to maintain current business with, and win future business from, Ford, and, Visteon’s ability to realize expected sales and profits from new business.

•	Increases in commodity costs or disruptions in the supply of commodities, including steel, resins, aluminum, copper, fuel and natural gas.

•	Visteon’s ability to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, improve its operating performance; to achieve the benefits of its restructuring actions; and to recover engineering and tooling costs and capital investments.

•	Visteon’s ability to compete favorably with automotive parts suppliers with lower cost structures and greater ability to rationalize operations; and to exit non-performing businesses on satisfactory terms, particularly due to limited flexibility under existing labor agreements.

•	Restrictions in labor contracts with unions that restrict Visteon’s ability to close plants, divest unprofitable, noncompetitive businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.

•	The costs and timing of facility closures or dispositions, business or product realignments, or similar restructuring actions, including potential asset impairment or other charges related to the implementation of these actions or other adverse industry conditions and contingent liabilities.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Legal and administrative proceedings, investigations and claims, including shareholder class actions, inquiries by regulatory agencies, product liability, warranty, employee-related, environmental and safety claims and any recalls of products manufactured or sold by Visteon.

•	Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system, or fuel prices and supply.

•	The cyclical and seasonal nature of the automotive industry.

•	Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.

•	Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.

•	Visteon’s ability to provide various employee and transition services in accordance with the terms of existing agreements between the parties, as well as Visteon’s ability to recover the costs of such services.

•	Visteon’s ability to quickly and adequately remediate control deficiencies in its internal control over financial reporting.

•	The possibility that Visteon and any of its subsidiaries may need to seek protection under the U.S. Bankruptcy Code or similar laws in other jurisdictions.

•	Other factors, risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.

•	The risks and uncertainties and the terms of any reorganization plan ultimately confirmed can affect the value of Visteon’s various pre-petition liabilities, common stock and/or other securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of the Company’s liabilities and/or securities receiving no value for their interests. Because of such possibilities, the value of these liabilities and/or securities is highly speculative. Accordingly, the Company urges that caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk

The Company’s net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts and, to a lesser extent, option contracts are utilized to protect the Company’s cash flow from changes in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary foreign currency exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of June 30, 2009, the Company’s full year coverage for projected transactions in these currencies was approximately 31%. As of both June 30, 2009 and December 31, 2008, the net fair value of foreign currency forward and option contracts was an asset of $4 million.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $12 million and $33 million as of June 30, 2009 and December 31, 2008, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company’s financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

During the three months ended June 30, 2009 the Company’s interest rate swaps with notional amounts of $125 million (related to a portion of the 8.25% notes due August 1, 2010) and $100 million (related to a portion of the $1 billion seven-year term loan due 2013) were terminated by the counterparty. This termination resulted in the Company recording approximately $2 million related to the contract amount due to the counterparty into “Liabilities subject to compromise” on the consolidated balance sheets. On April 1, 2009, the Company terminated interest rate swaps with a notional amount of $225 million related to the 7.00% notes due March 10, 2014 and $100 million related to the $1 billion term loan due 2013. This termination resulted in a net cash settlement of $7 million.

As of December 31, 2008, the Company had entered into interest rate swaps for a portion of the 8.25% notes due August 1, 2010 ($125 million) and a portion of the 7.00% notes due March 10, 2014 ($225 million). These interest rate swaps effectively converted the designated portions of these notes from fixed interest rate to variable interest rate instruments. Additionally, the Company had entered into interest rate swaps for a portion of the $1 billion term loan due 2013 ($200 million), which effectively converted the designated portion of this loan from a variable interest rate to a fixed interest rate instrument. As of December 31, 2008, the net fair value of interest rate swaps was an asset of $17 million. Approximately 30% of the Company’s borrowings were effectively on a fixed rate basis as of December 31, 2008. The potential loss in fair value of these swaps from a hypothetical 50 basis point adverse change in interest rates would have been approximately $5 million as of December 31, 2008. The annual increase in pre-tax interest expense from a hypothetical 50 basis point adverse change in variable interest rates (including the impact of interest rate swaps) would have been approximately $10 million as of December 31, 2008. This analysis may overstate the adverse impact on net interest expense because of the short-term nature of the Company’s interest bearing investments.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Except as described below, there were no changes in the Company’s internal controls over financial reporting during the quarterly period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

On May 28, 2009, Visteon and certain of its U.S. subsidiaries filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code. In connection therewith, the Company modified existing or implemented new business processes and related internal controls over financial reporting to ensure that the financial statements for periods subsequent to the chapter 11 filing distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the information above under Note 18, “Commitments and Contingencies,” to the consolidated financial statements which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

The Debtors are currently operating without a DIP credit agreement and are currently relying on internally generated cash to fund the Debtors’ post-petition operations.

On May 28, 2009, the Debtors entered into a commitment letter with Ford (the “DIP Commitment”), pursuant to which, among other things, Ford agreed, subject to the terms and conditions set forth therein, to provide no less than $125 million of financing under the terms of a senior, super-priority DIP revolving credit facility to the Debtors under the Bankruptcy Code (the “DIP Facility”). The terms of the DIP Facility, including the aggregate size thereof and permitted uses thereof, remain subject to contingencies including receipt of commitments from customers of the Debtors other than Ford to participate in the DIP Facility. The DIP Commitment is subject to significant conditions, including, among other things, the execution and delivery of definitive documents acceptable to Ford, agreement on a budget acceptable to Ford as to permitted uses of the DIP Facility and other customary lending conditions that will be set forth in such definitive agreements. While the DIP Commitment expired on June 30, 2009, the Debtors continue to work with Ford and other North America customers to secure DIP financing. However, there is no assurance that the Debtors will be successful in securing such commitments or obtaining sufficient DIP financing in a timeframe or on terms acceptable to the Debtors in order to facilitate a plan of reorganization.

The Debtors also continue to work with other customers on a global basis to provide liquidity. During July 2009, the Company executed support agreements with certain European customers that provide for additional liquidity through certain lump sum payments for recovery of invested research and engineering costs, accelerated payment terms and other commercial arrangements. Additionally, during July 2009, the Debtors sold their 80% interest in Halla Climate Systems Alabama Corp. (“Halla Alabama”) to the Debtors’ 70% owned joint venture, Halla Climate Control Corporation (“Halla Korea”) under Bankruptcy Code Section 363.

The Debtors are currently funding post-petition operations under a temporary cash collateral order from the Court. There can be no assurance that such cash collateral funds will be sufficient to meet the Debtors ongoing cash needs or that the Debtors will be successful in extending the duration of the cash collateral order with the Court to continue operating as debtors-in-possession absent an approved DIP financing arrangement. Even in the event that the Debtors secure sufficient DIP financing to implement a plan of reorganization, the terms of such DIP financing may require the Debtors to implement substantial additional restructuring measures including facility closures, business exits and asset sales. Such activities could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary pursuant to the terms and conditions of any such DIP financing. Additionally, a confirmed plan of reorganization could also materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

A long period of operating under chapter 11 may harm the Company’s businesses.

A long period of operating under chapter 11 could adversely affect the Company’s businesses and operations. So long as the Chapter 11 Proceedings continue, the Company’s senior management will be required to spend a significant amount of time and effort dealing with the Bankruptcy reorganization instead of focusing exclusively on business operations. A prolonged period of operating under chapter 11 will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of its businesses. In addition, the longer the Chapter 11 Proceedings continue, the more likely it is that the Company’s customers and suppliers will lose confidence in its ability to successfully reorganize the businesses and to establish alternative commercial relationships. Furthermore, so long as the Chapter 11 Proceedings continue, the Company will be required to incur substantial costs for professional fees and other expenses associated with the proceedings. A prolonged continuation of the Chapter 11 Proceedings may also require the Company to seek additional financing and it may not be possible for the Company to obtain additional financing during the pendency of the Chapter 11 Proceedings on commercially favorable terms or at all. If the Company requires additional financing during the Chapter 11 Proceedings and is unable to obtain the financing on favorable terms or at all, the chances of successfully reorganizing its businesses may be seriously jeopardized. In addition, the Company may need to sell certain profitable operations to obtain sufficient liquidity to fund its operations through the duration of the Chapter 11 Proceedings.

The Company may not be able to obtain confirmation of its chapter 11 plan after development and when it submits it for Bankruptcy Court approval.

In order to successfully emerge from chapter 11 bankruptcy protection as a viable entity, the Company believes that it must develop, and obtain requisite court and creditor approval of a feasible chapter 11 plan of reorganization (the “Plan”). This process requires the Debtors to meet certain statutory requirements with respect to adequacy of disclosure with respect to the Plan, soliciting and obtaining creditor acceptances of the Plan, and fulfilling other statutory conditions for confirmation. The Debtors may not receive the requisite acceptances to confirm the Plan. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm the Plan. A dissenting holder of a claim against the Debtors may challenge the balloting procedures and results as not being in compliance with the Bankruptcy Code. Even if the Bankruptcy Court determined that the balloting procedures and results were appropriate, the Bankruptcy Court could still decline to confirm the Plan if it found that any of the statutory requirements for confirmation had not been met, including that the terms of the Plan are fair and equitable to non-accepting classes. Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, a finding by the Bankruptcy Court that (i) the Plan “does not unfairly discriminate” and is “fair and equitable” with respect to any non-accepting classes, (ii) confirmation of the Plan is not likely to be followed by a liquidation or a need for further financial reorganization and (iii) the value of distributions to non-accepting holders of claims within a particular class under the Plan will not be less than the value of distributions such holders would receive if the Debtors were to be liquidated under chapter 7 of the Bankruptcy Code.

The Bankruptcy Court may determine that the Plan does not satisfy one or more of these requirements, in which case it would not be confirmable by the Bankruptcy Court. If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether the Debtors would be able to reorganize its businesses and what, if any, distributions holders of claims against it would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that the Debtors would have to liquidate its assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if the Debtors were to emerge as a viable, reorganized entity.

For information regarding other factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. See also, “Cautionary Statements Regarding Forward-Looking Information” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of Visteon common stock during the second quarter of 2008.

Issuer Purchases of Equity Securities

Maximum Number
			Total Number	(or Approximate
			of Shares (or Units)	Dollar Value)
	Total	Average	Purchased as Part	of Shares (or Units)
	Number of	Price Paid	of Publicly	that May Yet Be
	Shares (or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs(2)

April 1, 2009 to April 30, 2009	—	$—	—	—
May 1, 2009 to May 31, 2009	3,851	0.175	—	—
June 1, 2009 to June 30, 2009	—	—	—	1,650,000

Total	3,851	$0.175	—	1,650,000

(1)	This column includes only shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share awards made pursuant to the Visteon Corporation 2004 Incentive Plan and/or the Visteon Corporation Employees Equity Incentive Plan.

(2)	On December 12, 2007, the Board of Directors of the Company authorized the open market purchases of up to two million shares of the Company’s common stock during the subsequent 24 months to be used solely to satisfy obligations under the Company’s employee benefit programs.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 10, 2009. At the meeting, the following matters were submitted to a vote of the stockholders:

(1)	The election of the ten directors listed below to serve for a one-year term beginning at the 2009 annual meeting of stockholders and expiring at the 2010 annual meeting of stockholders.

Nominee	For	Withheld

William H. Gray, III	97,158,643	8,684,053
Steven K. Hamp	97,512,872	8,329,824
Patricia L. Higgins	97,113,829	8,728,867
Karl J. Krapek	97,443,174	8,399,522
Alex J. Mandl	97,697,485	8,145,211
Charles L. Schaffer	97,518,367	8,324,329
Donald J. Stebbins	97,907,852	7,934,844
Richard J. Taggart	97,663,858	8,178,838
James D. Thornton	97,595,430	8,247,266
Kenneth B. Woodrow	97,746,326	8,096,370

(2)	The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal year 2009.

For	Against	Abstain	Broker Non-Votes

100,178,236	1,340,869	4,323,591	N/A

(3)	Consideration of a stockholder proposal relating to the ability of stockholders to call special meetings.

For	Against	Abstain	Broker Non-Votes

47,090,582	14,728,184	206,024	43,817,906

ITEM 6.	EXHIBITS

See Exhibit Index on Page 59.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ MICHAEL J. WIDGREN
Michael J. Widgren
Vice President, Corporate Controller and
Chief Accounting Officer

Date: August 6, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

10.1	Fifth Amendment to Credit Agreement, dated as of May 13, 2009, among Visteon Corporation, certain of its subsidiaries, certain lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 15, 2009.
10.2	Sixth Amendment to Credit Agreement, dated as of May 13, 2009, among Visteon Corporation, certain of its subsidiaries, Ford Motor Company, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated May 15, 2009.
10.3	Seventh Amendment to Credit Agreement, dated as of May 21, 2009, among Visteon Corporation, certain of its subsidiaries, Ford Motor Company, as sole lender and swingline lender, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 27, 2009.
10.4	Amendments to the Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, dated as of June 10, 2009.*
10.5	Amendments to the Visteon Corporation Non-Employee Director Stock Unit Plan, dated as of June 10 2009.*
10.6	Commitment letter, dated as of May 28, 2009, between Visteon Corporation and Ford Motor Company.
12.1	Statement re: Computation of Ratios.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated August 6, 2009.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated August 6, 2009.
32.1	Section 1350 Certification of Chief Executive Officer dated August 6, 2009.
32.2	Section 1350 Certification of Chief Financial Officer dated August 6, 2009.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.