Form 10-Q
period 2009-09-30
VISTEON CORP
filed 2009-10-29
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009, or

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

As of October 23, 2009, the Registrant had outstanding 130,334,131 shares of common stock, par value $1.00 per share.

Exhibit index located on page number 63.

VISTEON CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

INDEX

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Dollars in Millions, Except Per Share Data)

Net sales
Products	$1,672	$2,010	$4,449	$7,530
Services	61	110	205	361

	1,733	2,120	4,654	7,891
Cost of sales
Products	1,557	1,968	4,211	7,064
Services	60	109	202	358

	1,617	2,077	4,413	7,422

Gross margin	116	43	241	469
Selling, general and administrative expenses	95	138	300	442
Restructuring expenses	27	42	72	117
Reimbursement from escrow and accommodation agreements	4	39	66	81
Reorganization items	23	—	30	—
Deconsolidation gain	—	—	95	—
Asset impairments and loss on divestitures	—	19	—	70

Operating loss	(25)	(117)	—	(79)
Interest expense	8	48	110	160
Interest income	2	10	8	38
Equity in net income of non-consolidated affiliates	26	5	52	35

Loss before income taxes	(5)	(150)	(50)	(166)
Provision for income taxes	18	31	63	131

Net loss	(23)	(181)	(113)	(297)
Net income attributable to noncontrolling interests	15	7	35	38

Net loss attributable to Visteon Corporation	$(38)	$(188)	$(148)	$(335)

Per Share Data:
Net loss per share attributable to Visteon Corporation	$(0.29)	$(1.45)	$(1.14)	$(2.59)

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30	December 31
	2009	2008
	(Dollars in Millions)

ASSETS
Cash and equivalents	$712	$1,180
Restricted cash	102	—
Accounts receivable, net	1,126	989
Inventories, net	360	354
Other current assets	224	249

Total current assets	2,524	2,772
Property and equipment, net	2,039	2,162
Equity in net assets of non-consolidated affiliates	266	220
Other non-current assets	78	94

Total assets	$4,907	$5,248

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt and debt in default	$136	$2,697
Accounts payable	952	1,058
Accrued employee liabilities	159	228
Other current liabilities	262	288

Total current liabilities	1,509	4,271
Long-term debt	66	65
Employee benefits	416	1,031
Deferred income taxes	149	139
Other non-current liabilities	340	365
Liabilities subject to compromise	3,126	—
Shareholders’ deficit:
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 130 million and 131 million shares outstanding, respectively)	131	131
Stock warrants	127	127
Additional paid-in capital	3,407	3,407
Accumulated deficit	(4,852)	(4,704)
Accumulated other comprehensive income	201	157
Other	(5)	(5)

Total Visteon Corporation shareholders’ deficit	(991)	(887)
Noncontrolling interests	292	264

Total shareholders’ deficit	(699)	(623)

Total liabilities and shareholders’ deficit	$4,907	$5,248

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2009	2008
	(Dollars in Millions)

Operating activities
Net loss	$(113)	$(297)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	255	327
Deconsolidation gain	(95)	—
Asset impairments and loss on divestitures	—	70
Gain (loss) on asset sales	1	(15)
Equity in net income of non-consolidated affiliates, net of dividends remitted	(46)	(30)
Reorganization items	30	—
Other non-cash items	(18)	(43)
Changes in assets and liabilities:
Accounts receivable	(142)	204
Inventories	6	(16)
Accounts payable	50	(259)
Other assets and liabilities	(79)	(94)

Net cash used by operating activities	(151)	(153)
Investing activities
Capital expenditures	(87)	(230)
Cash associated with deconsolidation	(11)	—
Proceeds from divestitures and asset sales	5	65
Other	—	5

Net cash used by investing activities	(93)	(160)
Financing activities
Short-term debt, net	(24)	24
Cash restriction	(102)	—
Proceeds from issuance of debt, net of issuance costs	56	185
Principal payments on debt	(119)	(78)
Repurchase of unsecured debt securities	—	(337)
Other, including overdrafts	(56)	(62)

Net cash used by financing activities	(245)	(268)
Effect of exchange rate changes on cash	21	(44)

Net decrease in cash and equivalents	(468)	(625)
Cash and equivalents at beginning of year	1,180	1,758

Cash and equivalents at end of period	$712	$1,133

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

Visteon UK Limited Administration

On March 31, 2009, in accordance with the provisions of the United Kingdom Insolvency Act of 1986 and pursuant to a resolution of the board of directors of Visteon UK Limited, a company organized under the laws of England and Wales (the “UK Debtor”) and an indirect, wholly-owned subsidiary of the Company, representatives from KPMG (the “Administrators”) were appointed as administrators in respect of the UK Debtor (the “UK Administration”). The UK Administration was initiated in response to continuing operating losses of the UK Debtor and mounting labor costs and their related demand on the Company’s cash flows, and does not include the Company or any of the Company’s other subsidiaries. The effect of the UK Debtor’s entry into administration was to place the management, affairs, business and property of the UK Debtor under the direct control of the Administrators. Since their appointment, the Administrators have wound down the business of UK Debtor and closed its operations in Enfield, UK, Basildon, UK and Belfast, UK, and made the employees redundant. The Administrators continue to realize the UK Debtor’s assets, comprised mainly of receivables.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Description of Business and Company Background — (Continued)

The UK Debtor recorded sales, negative gross margin and net loss of $32 million, $7 million and $10 million, respectively, for the three months ended March 31, 2009. As of March 31, 2009 total assets of $64 million, total liabilities of $132 million and related amounts deferred as “Accumulated other comprehensive income” of $84 million, were deconsolidated from the Company’s balance sheet resulting in a deconsolidation gain of $152 million. The Company also recorded $57 million for contingent liabilities related to the UK Administration, including $45 million of costs associated with former employees of the UK Debtor, for which the Company was reimbursed from the escrow account on a 100% basis.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Dollars in Millions)

Net Sales
Products	$443	$643	$1,269	$2,631
Services	$61	$106	$205	$347

	September 30	December 31
	2009	2008
	(Dollars in Millions)

Accounts receivable, net	$233	$174
Postretirement employee benefits	$—	$113
Liabilities subject to compromise	$229	$—

On May 13, 2009, the Company entered into certain transactions whereby Ford purchased, assumed and took an assignment of all of the outstanding loans, obligations and other interests of the lenders under the ABL Credit Agreement. As of September 30, 2009, the balance owed to Ford under the ABL Credit Agreement was approximately $110 million, including $21 million related to unreimbursed draws on letters of credit. Additionally, as of September 30, 2009 there was approximately $35 million outstanding on undrawn letters of credit.

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

Financial Statement Presentation:  The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments to amounts and/or changes of ownership, is highly uncertain.

The appropriateness of using the going concern basis for the Company’s financial statements is dependent upon, among other things, the Company’s ability to: (i) obtain sufficient DIP financing; (ii) comply with various orders entered by the Court in connection with the Chapter 11 Proceedings; (ii) maintain adequate cash on hand; (iii) generate sufficient cash from operations; (iv) achieve confirmation of a plan of reorganization under the Bankruptcy Code; and (v) achieve profitability following such confirmation.

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

Services revenues are recognized as services are rendered, and associated costs of providing such services are recorded as incurred. Services revenues and related costs for the first nine months of 2009 included $27 million of contractual reimbursement from Ford under the Amended Reimbursement Agreement for costs associated with the separation of ACH leased employees no longer required to provide such services.

Restricted Cash:  Restricted cash includes approximately $80 million under the terms of the ABL Credit Agreement and $20 million pursuant to a cash collateral order of the Court.

Subsequent Events:  The Company evaluated all transactions for subsequent event impacts on the periods presented through October 29, 2009.

NOTE 3.	New Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC”) as the only authoritative source of generally accepted accounting principles. The ASC is effective for interim and annual reporting periods ending after September 15, 2009. The Company implemented use of the ASC without a significant impact on its consolidated financial statements.

In June 2009, the FASB issued guidance which amends the consolidation provisions that apply to Variable Interest Entities (“VIEs”). This guidance is effective for fiscal years that begin after November 15, 2009 and the Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

In May 2009 the FASB issued guidance requiring disclosures on management’s assessment of subsequent events, the Company adopted this guidance on a prospective basis as of April 1, 2009 without material impact on its consolidated financial statements.

In connection with ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements, the Company provided expanded disclosures as of January 1, 2008 without a material impact on its consolidated financial statements. The application of ASC 820 to the Company’s nonfinancial assets and liabilities did not impact the Company’s consolidated financial statements. The Company also adopted related guidance on estimating fair value when the volume and level of activity have significantly decreased and on identifying circumstances that indicate a transaction is not orderly as of June 30, 2009 without material impact on its consolidated financial statements.

In April 2009, the FASB issued guidance requiring disclosures around the fair value of financial instruments for interim reporting periods, including (a) the fair value at the period end and (b) the methods and assumptions used to calculate the fair value. The Company adopted this guidance without a material impact on its consolidated financial statements.

In December 2008, the FASB issued guidance requiring disclosure of (a) how pension plan asset investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets and (e) significant concentrations of risk within plan assets. These disclosures are required for fiscal years ending after December 15, 2009.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	New Accounting Pronouncements — (Continued)

In March 2008, the FASB issued guidance requiring disclosure of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. These disclosures were provided by the Company on a prospective basis with effect from January 1, 2009, as more fully described in Note 17 “Financial Instruments” to the consolidated financial statements.

In December 2007, the FASB issued guidance on the accounting and reporting for business combination transactions and noncontrolling interests in consolidated financial statements. The Company adopted this guidance effective January 1, 2009 as more fully described in Note 14 “Shareholders’ Deficit” to the consolidated financial statements.

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code

On May 28, 2009, the Debtors filed voluntary petitions for reorganization relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The reorganization cases are being jointly administered as Case No. 09-11786 under the caption “In re Visteon Corporation, et al.” The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. The Company’s other subsidiaries, primarily non-U.S. subsidiaries, have been excluded from the Chapter 11 Proceedings and continue to operate their businesses without supervision from the Court and are not subject to the requirements of the Bankruptcy Code.

Implications of Chapter 11 Proceedings

Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. While operating as debtors-in-possession under the Bankruptcy Code and subject to approval of the Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a confirmed plan of reorganization or other arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

Subsequent to the petition date, the Debtors received approval from the Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Debtors’ operations including employee obligations, tax matters and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs, limited foreign business operations, adequate protection payments and certain other pre-petition claims. Additionally, the Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business.

To successfully emerge from chapter 11, in addition to obtaining exit financing, the Court must confirm a plan of reorganization, the filing of which will depend upon the timing and outcome of numerous ongoing matters in the Chapter 11 Proceedings. The Debtors currently expect to file a plan of reorganization that provides for the Debtors’ emergence from bankruptcy in early to mid 2010, but there can be no assurance that the Court will confirm the Company’s plan of reorganization or that any such plan will be implemented successfully. On October 7, 2009 the Court entered an order extending the Debtors’ exclusive period to file a chapter 11 plan of reorganization until December 10, 2009 and to solicit votes to accept a proposed chapter 11 plan of reorganization until February 10, 2010.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

The Company’s plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Proceedings on the Company’s business. The Debtors will include estimates of expected claims dispositions in the plan of reorganization, but the ultimate settlement of those claims will continue to be subject to the uncertain outcome of litigation, negotiations and Court decisions up to and for a period of time after a plan of reorganization is confirmed. The Company believes that its presently outstanding equity securities will have no value and will be canceled under any plan of reorganization. For this reason, the Company urges that caution be exercised with respect to existing and future investments in any security of the Company.

Status of Chapter 11 Proceedings

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

The Debtors continue to work with their customers on a global basis to facilitate the reorganization of the Company’s business. During July 2009, the Company executed support agreements with certain European customers that provide for, among other things, accelerated payment terms, price increases, restructuring cost reimbursements and settlement payments for invested research and engineering costs and other unrecovered amounts. During the three-month period ended September 30, 2009 the Company received non-refundable settlement payments of approximately $40 million in connection with these agreements and anticipates receipt of additional non-refundable settlement payments of approximately $30 million on or before each of June 30, 2010 and June 30, 2011, subject to the terms and conditions of these agreements. The Company recorded $9 million of revenue associated with these settlement payments during the third quarter of 2009, with $31 million deferred on the balance sheet at September 30, 2009. Additionally, during July 2009, the Debtors sold their 80% interest in Halla Climate Systems Alabama Corp. (“Halla Alabama”) to the Debtors’ 70% owned joint venture, Halla Climate Control Corporation under Bankruptcy Code Section 363 for cash proceeds to the Debtors’ of $37 million.

On September 17, 2009, the Debtors filed a motion with the Court seeking authority to enter into a customer accommodation agreement and related access and security agreement (together, the “GM Accommodation Agreement”) with General Motors Corporation (“GM”). Pursuant to the GM Accommodation Agreement, GM has agreed to, among other things, pay approximately $8 million in cash surcharge payments above the purchase order price for GM component parts produced; reimburse up to $10 million for restructuring costs associated with the consolidation of certain of the Company’s Mexican facilities; reimburse $4 million of engineering, design and development support costs; accelerate payment terms; reimburse the Company for costs associated with the wind-down of operations related to the production of interior and fuel tank GM component parts; and pay approximately $8 million in cure payments in connection with the assumption and assignment of purchase orders with the Company in the Motors Liquidation Company (f/k/a General Motors Corporation) chapter 11 case.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

In exchange for these benefits, the Company agreed to continue producing and delivering component parts to GM during the term of the GM Accommodation Agreement as well as provide considerable assistance to GM in re-sourcing production to other suppliers. Also, the Company agreed to build an inventory bank for GM, provided GM pays for such inventory on an accelerated basis and covers the Company’s out-of-pocket expenses in maintaining and handling the inventory. In addition, the GM Accommodation Agreement grants GM an option to purchase equipment and tooling owned by the Company that is exclusively used to manufacture GM component parts, provides GM with a right to access the Company’s facilities if the Company ceases production and grants to GM a security interest in certain operating assets that would be necessary for GM component part production. In general, the rights and benefits inuring to the Company and GM pursuant to the GM Accommodation Agreement expire on the earlier of the date that resourcing of production is completed or March 31, 2010. The Court entered an order approving the Debtors motion with respect to the GM Accommodation Agreement on October 7, 2009.

On October 2, 2009, the Debtors filed a motion with the Court seeking authority to enter into a customer accommodation agreement and related access and security agreement (together, the “Chrysler Accommodation Agreement”) with Chrysler Group LLC (“Chrysler”). The effectiveness of the Chrysler Accommodation Agreement is contingent upon approval by the Court. Pursuant to the Chrysler Accommodation Agreement, Chrysler has agreed to, among other things, pay surcharge payments to the Company above the purchase order price for Chrysler component parts produced by the Company in an aggregate amount of $13 million; pay approximately $5 million for the purchase of certain tooling used at the Company’s Saltillo, Mexico facility to manufacture Chrysler component parts; purchase certain designated equipment and tooling exclusively used to manufacture Chrysler component parts at the Company’s Highland Park, Michigan and Saltillo, Mexico facilities; reimburse the Company for certain costs associated with the wind-down of certain lines of Chrysler component part production; accelerate payment terms; and pay approximately $13 million to the Company as cure payments in connection with the assumption and assignment of purchase orders with the Company in the Old Carco LLC (f/k/a Chrysler LLC) chapter 11 case.

In exchange for these benefits, the Company will continue to produce and deliver component parts to Chrysler during the term of the Chrysler Accommodation Agreement, as well as provide assistance to Chrysler in re-sourcing certain lines of production. The Company also has agreed to build an inventory bank for Chrysler, provided that Chrysler will pay for such parts in accordance with the payment terms set forth in the Chrysler Accommodation Agreement and will cover the Company’s incremental costs incurred in the production of such parts to the extent such costs exceed purchase order prices. The Company will also grant Chrysler an option to purchase certain machinery and equipment exclusively used to manufacture Chrysler component parts, and has agreed to seek Court approval for the sale of the Company’s Highland Park, Michigan and Saltillo, Mexico facilities as going concerns if Chrysler designates such facilities for sale prior to the termination date of the Chrysler Accommodation Agreement. The Chrysler Accommodation Agreement provides Chrysler with a right to access the Company’s facilities if the Company ceases production and grants to Chrysler a security interest in certain operating assets that would be necessary for Chrysler component part production. In general, the rights and benefits inuring to the Company and Chrysler pursuant to the Chrysler Accommodation Agreement expire on the earlier of the date that resourcing of production is completed or March 31, 2010.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

On October 23, 2009, the Debtors filed a motion with the Court seeking authority to, among other things, enter into (i) a customer accommodation agreement and related access and security agreement (together, the “Nissan Accommodation Agreement”) with Nissan North America, Inc. (“Nissan”), and (ii) an asset purchase agreement (the “Nissan Purchase Agreement”) among the Company, GCM-Visteon Automotive Systems, LLC, GCM-Visteon Automotive Leasing Systems, LLC, MIG-Visteon Automotive Systems, LLC, and VC Regional Assembly & Manufacturing, LLC (collectively, the “Sellers”), Haru Holdings, LLC (the “Buyer”) and Nissan. The effectiveness of the Nissan Accommodation Agreement is contingent upon approval by the Court.

Pursuant to the Nissan Purchase Agreement, the Sellers have agreed to sell to the Buyer certain assets, intellectual property, agreements and rights (the “Assets”) primarily related to the Sellers’ automobile cockpit module, front end module, and interior manufacturing and assembly businesses located at their plants in LaVergne, Tennessee, Smyrna, Tennessee, Tuscaloosa, Alabama, and Canton, Mississippi, as well as certain other direct-shipment sourcing arrangements. The Nissan Purchase Agreement provides that the Buyer will make the following payments to the Sellers:

•	$11 million, representing the orderly liquidation value of the facilities and related equipment being sold in accordance with the Nissan Purchase Agreement;

•	An amount equal to the orderly liquidation value of certain off-site tooling;

•	An agreed upon purchase order amount for certain of the Sellers’ inventory;

•	A $20 million cash surcharge payment, to be paid in six installments subject to certain conditions;

•	Costs to cure assumed contracts; and

•	Reimbursement for costs associated with the wind-down and transition of the Assets.

The amounts of these payments are subject to adjustment in accordance with the Nissan Purchase Agreement. The Nissan Purchase Agreement also contains customary representations, warranties, indemnities, covenants and conditions to closing, including the approval of the Court.

Pursuant to the Nissan Accommodation Agreement, Nissan has agreed to, among other things, accelerate its payment terms on outstanding purchase orders, limit its ability to set-off against accounts receivables owing to the Company and forbear from re-sourcing component parts to a third party supplier during the term of the Nissan Accommodation Agreement. The Company will, among other things, continue to produce and deliver component parts to Nissan during the term of the Nissan Accommodation Agreement and will build an inventory bank for Nissan at its request (provided that Nissan will pay for such inventory bank parts on an accelerated basis and will also cover the Company’s out-of-pocket expenses in maintaining and handling the inventory). The Company will also provide assistance and cooperation to Nissan in preparing for and carrying out the transition of various production lines to other suppliers in the event the Company defaults. Also, the Nissan Accommodation Agreement provides Nissan with an access right to certain facilities if the Company fails to maintain continuity of supply as required.

On October 28, 2009, the Debtors filed a motion with the Court seeking authority to enter into a Letter of Credit Reimbursement and Security Agreement that provides for a committed $40 million letter of credit facility that expires on September 30, 2010 (“LOC Facility”). Amounts drawn under the LOC Facility would be subject to a fee of 0.65% per annum of the outstanding balance and would be secured by cash collateral. Amounts undrawn would be subject to a fee of 0.40% per annum of the undrawn balance.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

On October 28, 2009, the Debtors filed a motion with the Court seeking authority to borrow up to $150 million under the terms of a proposed senior secured super-priority priming debtor-in-possession credit and guarantee agreement (the “Proposed DIP Facility”) with certain pre-petition secured term loan lenders (the “DIP Lenders”) and Wilmington Trust Company, as administrative agent. Borrowings under the Proposed DIP Facility would be used to finance working capital, capital expenditures and other general corporate purposes in accordance with an approved budget.

The Proposed DIP Facility would mature on the earliest of (i) six months after the closing of such facility; provided, that the Company may extend it an additional three months, (ii) the effective date of the Debtor’s plan of reorganization, and (c) the date a sale or sales of all or substantially all of the Company’s and guarantors’ assets is or are consummated under section 363 of the Bankruptcy Code. Borrowing under the Proposed DIP Facility will be secured by, among other things, a first priority perfected security interest in assets that constitute first priority collateral under pre-petition secured term loans and certain otherwise unencumbered assets (including the assets of Visteon Electronics Corporation), as well as a second priority perfected security interest in assets that constitute first priority collateral under the ABL Credit Agreement. The Proposed DIP Facility would also contain other usual and customary affirmative and negative covenants, events of default, indemnification, representations, warranties and conditions.

Financial Statement Classification

Financial reporting applicable to companies in chapter 11 of the Bankruptcy Code generally does not change the manner in which financial statements are prepared. However, it does require, among other disclosures, that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization of the business have been reported separately as reorganization items in the Company’s statements of operations. Reorganization items included in the consolidated statements of operations include costs directly related to the Chapter 11 Proceedings, as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	(Dollars in Millions)

Professional fees	$21	$27
Other direct costs, net	2	3

	$23	$30

Cash payments for reorganization costs during the nine months ended September 30, 2009 were approximately $11 million.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

Additionally, pre-petition liabilities subject to compromise under a plan of reorganization have been reported separately from both pre-petition liabilities that are not subject to compromise and from liabilities arising subsequent to the petition date. Liabilities that may be affected by a plan of reorganization are reported at amounts expected to be allowed, even if they may be settled for lesser amounts. Liabilities subject to compromise as of September 30, 2009 are set forth below and represent the Company’s estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Proceedings. Such claims remain subject to future adjustments, which may result from (i) negotiations; (ii) actions of the Court; (iii) disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Liabilities subject to compromise include the following:

September 30
2009
(Dollars in Millions)

Debt	$2,473
Employee liabilities	489
Accounts payable	122
Interest payable	31
Other accrued liabilities	11

$3,126

Substantially all of the Company’s pre-petition debt is in default, including $1.5 billion principal amount due under the seven-year secured term loans due 2013; $862 million principal amount under various unsecured notes due 2010, 2014 and 2016; and $110 million of other secured and unsecured borrowings. Debt discounts of $8 million, deferred financing costs of $14 million and fair value of terminated interest rate swaps of $23 million are no longer being amortized and have been included as a valuation adjustment to the related pre-petition debt. Effective May 28, 2009, the Company ceased recording interest expense on outstanding pre-petition debt instruments classified as liabilities subject to compromise. Adequate protection amounts pursuant to the cash collateral order of the Court, and as related to the ABL Credit Agreement have been classified as “Interest expense” on the Company’s statements of operations. Interest expense on a contractual basis would have been $54 million and $172 million for the three-month and nine-month periods ended September 30, 2009.

Employee liabilities subject to compromise includes $315 million related to other post-employment benefit obligations. On June 26, 2009 the Debtors requested the Court to enter an order authorizing the Debtors to modify or terminate certain plans and programs giving rise to such benefits.

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

On August 26, 2009, pursuant to the Bankruptcy Code, the Debtors filed statements and schedules with the Court setting forth the assets and liabilities of the Debtors as of the Petition Date. In September 2009, the Debtors issued approximately 57,000 proof of claim forms to their current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Chapter 11 Proceedings. However, the Court will ultimately determine liability amounts, if any, that will be allowed for these claims. An October 15, 2009 bar date was set for the filing of proofs of claim against the Debtors. Because the Debtors have not completed their evaluation of these claims, the ultimate number and allowed amount of such claims are not presently known. The resolution of such claims could result in a material adjustment to the Debtors’ financial statements.

Debtors Financial Statements

The financial statements included below represent the condensed combined financial statements of the Debtors and exclude the Company’s other subsidiaries, primarily non-U.S. subsidiaries. These statements reflect the results of operations, financial position and cash flows of the combined Debtor subsidiaries, including certain amounts and activities between Debtor and non-Debtor subsidiaries of the Company, which are eliminated in the consolidated financial statements.

CONDENSED COMBINED DEBTORS-IN-POSSESSION
STATEMENT OF OPERATIONS

	Three Months Ended	May 28, 2009 to
	September 30, 2009	September 30, 2009
	(Dollars in Millions)

Net sales	$644	$877
Cost of sales	644	887

Gross margin	—	(10)

Selling, general and administrative expenses	67	90
Restructuring expenses	15	15
Reorganization items	23	30

Operating loss	(105)	(145)

Interest income, net	—	1
Equity in net income of non-consolidated affiliates	25	33

Loss before income taxes and earnings of non-Debtor subsidiaries	(80)	(111)

Benefit from income taxes	2	1

Loss before earnings of non-Debtor subsidiaries	(78)	(110)

Earnings of non-Debtor subsidiaries	40	52

Net loss attributable to Debtors	$(38)	$(58)

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

CONDENSED COMBINED DEBTORS-IN-POSSESSION
BALANCE SHEET

September 30, 2009
(Dollars in Millions)

ASSETS
Cash and equivalents	$260
Restricted cash	101
Accounts receivable, net	325
Accounts receivable, non-Debtor subsidiaries	560
Inventories, net	79
Other current assets	86

Total current assets	1,411
Notes receivable, non-Debtor subsidiaries	549
Investments in non-Debtor subsidiaries	528
Property and equipment, net	382
Equity in net assets of non-consolidated affiliates	251
Other non-current assets	9

Total assets	$3,130

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$4
Accounts payable	148
Accounts payable, non-Debtor subsidiaries	227
Accrued employee liabilities	40
Other current liabilities	48

Total current liabilities	467
Long-term debt	2
Employee benefits	285
Deferred income taxes	77
Other non-current liabilities	76
Liabilities subject to compromise	3,126
Liabilities subject to compromise, non-Debtor subsidiaries	88
Shareholders’ deficit
Total Debtors’ shareholders’ deficit	(991)
Noncontrolling interests	—

Total shareholders’ deficit	(991)

Total liabilities and shareholders’ deficit	$3,130

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

CONDENSED COMBINED DEBTORS-IN-POSSESSION
STATEMENT OF CASH FLOWS

May 28, 2009 to
September 30, 2009
(Dollars in Millions)

Net cash provided from operating activities	$27
Investing activities
Capital expenditures	(5)
Proceeds from sale of Halla Alabama to non-Debtor	37

Net cash provided from investing activities	32

Financing activities
Net change in restricted cash	(21)
Other, including book overdrafts	7

Net cash used by financing activities	(14)

Net increase in cash and equivalents	45

Cash and equivalents at beginning of period	215

Cash and equivalents at end of period	$260

NOTE 5.	Restructuring and Exit Activities

The Company has undertaken various restructuring and exit activities to achieve its strategic and financial objectives. Restructuring activities include, but are not limited to, plant closures, divestitures, production relocation, administrative cost structure realignment and consolidation of available capacity and resources. The Company expects to finance restructuring programs with cash pursuant to the terms of certain customer accommodation and support agreements, cash on hand, cash generated from its ongoing operations or through cash available under its existing debt agreements, subject to the terms of applicable covenants.

2009 Restructuring Actions

During the third quarter of 2009, the Company recorded $27 million in employee severance and termination benefit costs related to headcount reductions, including $11 million associated with approximately 160 employees at two European Interiors facilities, $6 million associated with approximately 60 employees at the Company’s North American headquarters and $10 million associated with approximately 300 employees at a North American Electronics facility. The Company recorded $4 million for the reimbursement of restructuring costs associated with a European Interiors facility pursuant to a customer support agreement.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Restructuring and Exit Activities — (Continued)

The following is a summary of the Company’s consolidated restructuring reserves and related activity.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2008	$49	$3	$4	$8	$64
Expenses	7	5	1	14	27
Currency exchange	(3)	—	—	—	(3)
Utilization	(19)	(7)	(1)	(19)	(46)

March 31, 2009	34	1	4	3	42
Expenses	1	—	3	14	18
Currency exchange	2	—	—	—	2
Utilization	(14)	(1)	(1)	(16)	(32)

June 30, 2009	23	—	6	1	30
Expenses	11	—	10	6	27
Currency exchange	1	—	—	—	1
Utilization	(10)	—	(2)	(4)	(16)

September 30, 2009	$25	$—	$14	$3	$42

Utilization for the three months ended September 30, 2009 includes $12 million of payments for severance and other employee termination benefits and $4 million of special termination benefits reclassified to pension and other postretirement employee benefits, where such payments are made from the Company’s benefit plans.

Asset Impairments and Loss on Divestitures

The Company recorded asset impairments and loss on divestitures of $19 million during the three months ended September 30, 2008 in connection with the divestitures of its chassis operation in Swansea, UK and its Interiors operation in Halewood, UK. During the second quarter of 2008, the Company also recorded asset impairments and losses on divestitures of $7 million in connection with the sale of the Swansea, UK operation and $4 million for long-lived assets related to the Other product group that met the “held for sale” criteria under GAAP. During the first quarter of 2008, the Company completed the sale of its North American-based aftermarket underhood and remanufacturing operations and recorded total losses of $40 million in connection with the transaction.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of inventories is provided below:

	September 30	December 31
	2009	2008
	(Dollars in Millions)

Raw materials	$136	$145
Work-in-process	182	184
Finished products	93	67

	$411	$396
Valuation reserves	(51)	(42)

	$360	$354

NOTE 7.	Other Assets

Other current assets are summarized as follows:

	September 30	December 31
	2009	2008
	(Dollars in Millions)

Recoverable taxes	$98	$119
Deposits	36	24
Current deferred tax assets	32	29
Prepaid assets	23	18
Unamortized debt costs	—	20
Other	35	39

	$224	$249

Other non-current assets are summarized as follows:

	September 30	December 31
	2009	2008
	(Dollars in Millions)

Non-current deferred tax assets	$31	$34
Notes and other receivables	10	4
Other intangible assets	6	7
Other	31	49

	$78	$94

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Property and Equipment

Property and equipment is stated at cost and is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of Property and equipment, net is provided below:

	September 30	December 31
	2009	2008
	(Dollars in Millions)

Land	$76	$73
Buildings and improvements	861	809
Machinery, equipment and other	2,934	2,985
Construction in progress	69	112

Total property and equipment	$3,940	$3,979
Accumulated depreciation	(1,980)	(1,907)

	$1,960	$2,072
Product tooling, net of amortization	79	90

	$2,039	$2,162

Depreciation and amortization expenses are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Dollars in Millions)

Depreciation	$86	$93	$235	$299
Amortization	7	9	20	28

	$93	$102	$255	$327

The Company recorded approximately $13 million and $26 million of accelerated depreciation expense for the three and nine months ended September 30, 2009, respectively, representing the shortening of estimated useful lives of certain assets in connection with the Company’s restructuring activities.

NOTE 9.	Non-Consolidated Affiliates

The Company had $266 million and $220 million of equity in the net assets of non-consolidated affiliates at September 30, 2009 and December 31, 2008, respectively. The Company recorded equity in net income of non-consolidated affiliates of $26 million and $5 million for the three months ended September 30, 2009 and 2008, respectively. For the nine-month periods ended September 30, 2009 and 2008, the Company recorded $52 million and $35 million, respectively.

The following table presents summarized financial data for the Company’s non-consolidated affiliates. Yanfeng Visteon Automotive Trim Systems Co., Ltd (“Yanfeng”), of which the Company owns a 50% interest, is considered a significant non-consolidated affiliate. Summarized financial information reflecting

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Non-Consolidated Affiliates — (Continued)

100% of the operating results of the Company’s equity investees is provided below for the three and nine-month periods ended September 30.

	Three Months Ended September 30
	Net Sales		Gross Margin		Net Income
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)

Yanfeng Visteon Automotive Trim Systems Co., Ltd.	$394	$235	$61	$38	$34	$9
All other	203	206	34	27	17	—

	$597	$441	$95	$65	$51	$9

	Nine Months Ended September 30
	Net Sales		Gross Margin		Net Income
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)

Yanfeng Visteon Automotive Trim Systems Co., Ltd.	$1,012	$825	$153	$144	$74	$53
All other	486	626	67	91	28	16

	$1,498	$1,451	$220	$235	$102	$69

The Company’s share of net assets and net income is reported in the consolidated financial statements as “Equity in net assets of non-consolidated affiliates” on the consolidated balance sheets and “Equity in net income of non-consolidated affiliates” on the consolidated statements of operations. Included in the Company’s accumulated deficit is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $99 million and $104 million at September 30, 2009 and December 31, 2008, respectively.

NOTE 10.	Other Liabilities

Other current liabilities are summarized as follows:

	September 30	December 31
	2009	2008
	(Dollars in Millions)

Income and other taxes payable	$59	$54
Product warranty and recall reserves	46	50
Restructuring reserves	42	45
Deferred income	35	10
Accrued interest payable	4	45
Other accrued liabilities	76	84

	$262	$288

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Other Liabilities — (Continued)

Other non-current liabilities are summarized as follows:

	September 30	December 31
	2009	2008
	(Dollars in Millions)

Income tax reserves	$161	$155
Non-income tax payable	62	57
Product warranty and recall reserves	46	50
Deferred income	37	46
Restructuring reserves	—	19
Other accrued liabilities	34	38

	$340	$365

As of September 30, 2009, current deferred income of $35 million primarily relates to non-refundable settlement payments in connection with customer support agreements. Additionally, non-current deferred income of $37 million is primarily related to deferred gains on sale-leaseback transactions that will be recognized in the period that the Company’s continuing involvement ceases.

NOTE 11.	Debt

The Company’s short and long-term debt balances, including the fair value of related interest rate swaps are as follows:

	September 30	December 31
	2009	2008
	(Dollars in Millions)

Short-term debt
Debt in default	$—	$2,554
Current portion of long-term debt	57	72
Other — short-term	79	71

	$136	$2,697
Long-term debt
Other	66	65

	$202	$2,762

On May 22, 2009, the Company terminated its European trade accounts receivable securitization facility. As a result, participating subsidiaries repurchased receivables previously sold and outstanding under the program and amounts borrowed under the facility totaling $42 million were repaid.

The fair value of the Company’s long-term debt that is not subject to compromise has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The Company is unable to estimate the fair value of long-term debt of the Debtors that is subject to compromise at September 30, 2009, due to the uncertainties associated with the Chapter 11 Proceedings. Fair value of total debt was $206 million and $826 million as of September 30, 2009 and December 31, 2008, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Employee Retirement Benefits

The components of the Company’s net periodic benefit costs for the three-month periods ended September 30, 2009 and 2008 were as follows:

	Retirement Plans				Health Care and Life
	U.S. Plans		Non-U.S. Plans		Insurance Benefits
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)

Service cost	$3	$5	$2	$4	$—	$1
Interest cost	18	19	6	20	5	8
Expected return on plan assets	(19)	(21)	(5)	(15)	—	—
Amortization of:
Plan amendments	—	—	—	1	(5)	(7)
Actuarial losses and other	—	—	—	—	2	2
Special termination benefits	1	2	—	—	—	—
Curtailments	—	—	—	—	—	(13)

Visteon sponsored plan net periodic benefit costs	3	5	3	10	2	(9)
Expense for certain salaried employees whose pensions are partially covered by Ford	—	3	—	—	(2)	(2)

Net periodic benefits costs, excluding restructuring	$3	$8	$3	$10	$—	$(11)

Special termination benefits	4	11	—	4	—	1

Total employee retirement benefit related restructuring costs	$4	$11	$—	$4	$—	$1

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Employee Retirement Benefits — (Continued)

The components of the Company’s net periodic benefit costs for the nine-month periods ended September 30, 2009 and 2008 were as follows:

					Health Care
					and Life
	Retirement Plans				Insurance
	U.S. Plans		Non-U.S. Plans		Benefits
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)

Service cost	$10	$16	$6	$15	$1	$3
Interest cost	55	55	24	55	14	24
Expected return on plan assets	(59)	(62)	(21)	(45)	—	—
Amortization of:
Plan amendments	(1)	(1)	1	4	(16)	(24)
Actuarial losses and other	—	—	—	2	5	8
Special termination benefits	5	3	—	—	—	—
Curtailments	(1)	1	6	5	(9)	(43)

Visteon sponsored plan net periodic benefit costs	9	12	16	36	(5)	(32)
Expense for certain salaried employees whose pensions are partially covered by Ford	10	1	—	—	(6)	(5)

Net periodic benefits costs, excluding restructuring	$19	$13	$16	$36	$(11)	$(37)

Special termination benefits	10	12	8	21	—	1
Other	6	—	—	—	—	—

Total employee retirement benefit related restructuring costs	$16	$12	$8	$21	$—	$1

Curtailments and Settlements

Curtailment and settlement gains and losses are classified in the Company’s consolidated statements of operations as “Cost of sales” or “Selling, general and administrative expenses.” Qualifying curtailment and settlement losses related to the Company’s restructuring activities were reimbursable under the terms of the Escrow Agreement. The following curtailments and settlements were recorded during the three and nine-month periods ended September 30, 2009 and 2008:

•	The Company recorded curtailment gains of $10 million for the nine months ended September 30, 2009 associated with the U.S. salaried pension and other postretirement benefit (“OPEB”) plans in connection with employee headcount reductions under previously announced restructuring actions.

•	The Company recorded pension curtailment losses of $6 million for the nine months ended September 30, 2009 related to the reduction of future service in the UK pension plan in connection with employee headcount reductions in the UK.

•	The Company recorded curtailment gains of $13 million and $43 million for the three and nine months ended September 30, 2008 related to elimination of employee benefits associated with the U.S. other postretirement benefit plans in connection with employee headcount reductions under previously announced restructuring actions.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Employee Retirement Benefits — (Continued)

•	During the nine months ended September 30, 2008 the Company recorded pension curtailment losses of $7 million related to the reduction of future service in the UK pension plan for employees at the Company’s Swansea, UK operation in connection with the divestiture of that operation. Additionally, the Company remeasured the assets and obligations of its UK pension plan, which resulted in an increase of $57 million in the Company’s net pension liability and a corresponding decrease in Accumulated Other Comprehensive Income.

Retirement Benefit Related Restructuring Expenses

In addition to retirement benefit expenses, the Company recorded $4 million and $24 million for the three and nine months ended September 30, 2009, respectively, for retirement benefit related restructuring charges. Such charges generally relate to special termination benefits, voluntary termination incentives and pension losses and are the result of various restructuring actions as described in Note 5 “Restructuring and Exit Activities.” Retirement benefit related restructuring charges are initially classified as restructuring expenses and related accruals are subsequently reclassified to retirement benefit liabilities.

Contributions

During January 2009, the Company reached an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) pursuant to U.S. federal pension law provisions that permit the PBGC to seek protection when a plant closing results in termination of employment for more than 20 percent of employees covered by a pension plan (the “PBGC Agreement”). In connection with the multi-year improvement plan the Company closed its Connersville, Indiana and Bedford, Indiana facilities, which resulted in the separation of all active participants in the respective pension plan. Under the PBGC Agreement, the Company agreed to accelerate payment of a $10.5 million cash contribution, provide a $15 million letter of credit (“LOC”) and provide for a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million. During September 2009 the Company did not make the required contribution to the plan, which triggered an LOC draw event under the PBGC Agreement and resulted in a LOC draw by the PBGC of less than $1 million.

During the nine-month period ended September 30, 2009, contributions to the Company’s U.S. retirement plans and postretirement health care and life insurance plans were $19 million and $21 million, respectively, and contributions to non-U.S. retirement plans were $20 million. The Company does not presently anticipate additional contributions to its U.S. retirement plans in 2009 while an additional $6 million of contributions to its postretirement health care and life insurance plans are expected. The Company also anticipates additional 2009 contributions to non-U.S. retirement plans of $6 million.

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

The Company’s provision for income tax of $18 million and $63 million for the three-month and nine-month periods ended September 30, 2009 reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits, the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions to the extent not offset by other categories of income, and certain other non-recurring tax items. Included in the deconsolidation gain related to the UK Administration is $18 million of tax expense representing the elimination of disproportionate tax effects in other comprehensive income as all items of other comprehensive income related to Visteon UK Limited have been derecognized.

As of September 30, 2009 and June 30, 2009 the Company had $249 million and $246 million, respectively, of gross unrecognized tax benefits. Of this amount approximately $121 million represents the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. This amount remained unchanged for the third quarter of 2009 as increases in unrecognized tax benefits attributable primarily to unfavorable foreign exchange impacts were offset by a reduction in uncertain tax benefits related to statute expirations of approximately $6 million.

The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Estimated interest and penalties related to the potential underpayment of income taxes represented a benefit of $2 million for the three months ended September 30, 2009. As of September 30, 2009, the Company had approximately $41 million of accrued interest and penalties related to uncertain tax positions.

It is reasonably possible that the amount of the Company’s unrecognized tax benefits may change within the next twelve months as a result of settlement of ongoing audits or for changes in judgment as new information becomes available related to positions expected to be taken in future tax returns, primarily related to transfer pricing initiatives, or from the closure of tax statutes. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. Further, substantially all of the Company’s unrecognized tax benefits relate to uncertain tax positions that are not currently under review by taxing authorities and therefore, the Company is unable to specify the future periods in which it may be obligated to settle such amounts. For those jurisdictions that are currently under examination, a reasonable estimate of the range of possible change cannot be made until further correspondence has been conducted with the relevant taxing authorities.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Shareholders’ Deficit

The table below provides a reconciliation of the carrying amount of total shareholders’ deficit, including shareholders’ deficit attributable to Visteon and equity attributable to noncontrolling interests (“NCI”).

	Three Months Ended September 30
	2009			2008
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)

Shareholders’ (deficit) equity beginning balance	$(989)	$267	$(722)	$(207)	$295	$88
Net (loss) income	(38)	15	(23)	(188)	7	(181)
Other comprehensive income (loss):
Foreign currency translation adjustment	41	11	52	(140)	(24)	(164)
Pension and other post-retirement benefits	(5)	—	(5)	13	—	13
Other	—	(1)	(1)	(8)	2	(6)

Total other comprehensive income (loss)	36	10	46	(135)	(22)	(157)
Dividends to noncontrolling interests	—	—	—	—	(2)	(2)

Shareholders’ (deficit) equity ending balance	$(991)	$292	$(699)	$(530)	$278	$(252)

	Nine Months Ended September 30
	2009			2008
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)

Shareholders’ (deficit) equity beginning balance	$(887)	$264	$(623)	$(90)	$293	$203
Net (loss) income	(148)	35	(113)	(335)	38	(297)
Other comprehensive income (loss):
Foreign currency translation adjustment	(117)	9	(108)	(59)	(39)	(98)
Pension and other post-retirement benefits	147	—	147	(46)	—	(46)
Other	14	(4)	10	—	—	—

Total other comprehensive income (loss)	44	5	49	(105)	(39)	(144)
Dividends to noncontrolling interests	—	(12)	(12)	—	(14)	(14)

Shareholders’ (deficit) equity ending balance	$(991)	$292	$(699)	$(530)	$278	$(252)

The Accumulated other comprehensive income (“AOCI”) category of Shareholders’ deficit, includes:

	September 30	December 31
	2009	2008
	(Dollars in Millions)

Foreign currency translation adjustments, net of tax	$91	$208
Pension and other postretirement benefit adjustments, net of tax	108	(39)
Realized and unrealized losses on derivatives, net of tax	2	(12)

	$201	$157

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Loss Per Share

Basic loss per share of common stock is calculated by dividing reported net loss by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. In addition to restricted stock, the calculation of diluted loss per share takes into account the effect of dilutive potential common stock, such as stock warrants and stock options.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Dollars in Millions)

Numerator:
Net loss attributable to Visteon common shareholders	$(38)	$(188)	$(148)	$(335)

Denominator:
Average common stock outstanding	130.4	130.6	130.4	130.4
Less: Average restricted stock outstanding	(1.0)	(1.2)	(1.0)	(0.9)

Basic and diluted shares	129.4	129.4	129.4	129.5

Loss per share:
Basic and diluted loss per share	$(0.29)	$(1.45)	$(1.14)	$(2.59)

For the three and nine months ended September 30, 2009, stock options to purchase approximately 11 million of common stock and stock warrants to purchase 25 million shares of common stock were not included in the computation of diluted loss per share as the effect of including them would have been anti-dilutive. Stock warrants to purchase 25 million shares of common stock and stock options to purchase approximately 12 million and 13 million shares, respectively, of common stock for the three and nine months ended September 30, 2008 were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

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

	September 30	December 31
	2009	2008
	(Dollars in Millions)

Assets
Interest rate swaps	$—	$17
Foreign currency instruments	4	15

	$4	$32

Liabilities
Foreign currency instruments	$—	$11

Valuation Methods

Interest rate swaps and foreign currency hedge instruments are valued under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

During the three months ended June 30, 2009 all foreign currency forward contracts entered into by the Debtors were terminated or settled for a gain of approximately $4 million, which was recorded as an adjustment to “Accumulated other comprehensive income” and will be reclassified to the consolidated statement of operations when the hedged transactions affect results of operations. As of September 30,

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Financial Instruments — (Continued)

2009 and December 31, 2008, the Company had forward contracts designated as hedges related to changes in foreign currency exchange rates with notional amounts of approximately $80 million and $350 million, respectively. Estimates of the fair values of these contracts are based on quoted market prices.

Interest Rate Risk

During the three months ended June 30, 2009, the Company’s interest rate swaps with a notional amount of $125 million related to a portion of the 8.25% notes due August 1, 2010 were terminated by the counterparty. These interest rate swaps had been designated as fair value hedges, resulting in a loss of approximately $3 million, which was recorded as a valuation adjustment of the underlying debt. The counterparty also terminated interest rate swaps with a notional amount of $100 million related to a portion of the $1 billion seven-year term loan due 2013; these interest rate swaps had been designated as cash flow hedges. As the underlying interest payments were not probable of occurring, a loss of approximately $3 million was recorded as interest expense.

On March 30, 2009 the Company entered into an agreement to terminate interest rate swaps with a notional amount of $225 million related to a portion of the 7.00% notes due March 10, 2014. These interest rate swaps had been designated as fair value hedges and during the three months ended June 30, 2009 were settled for a gain of $18 million, which was recorded as a valuation adjustment of the underlying debt. The Company also terminated interest rate swaps with a notional amount of $100 million related to a portion of the $1 billion seven-year term loan due 2013. These interest rate swaps had been designated as cash flow hedges and during the three months ended March 31, 2009 were settled for a loss of $10 million, which was recorded as an adjustment to “Accumulated other comprehensive income.” As of the Petition Date, the underlying interest payments were no longer probable of occurring therefore, this loss was recorded as interest expense.

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

As of December 31, 2008, the Company had interest rate swaps designated as hedges of the fair value of a portion of the 8.25% notes due August 1, 2010 ($125 million) and a portion of the 7.00% notes due March 10, 2014 ($225 million). These interest rate swaps effectively converted the designated portions of these notes from fixed interest rate to variable interest rate instruments in connection with the Company’s risk management policies. The Company estimated the fair value of these interest rate swaps based on quoted market prices. The notional amount of these interest rate swaps was approximately $350 million at December 31, 2008.

Accounting for Derivative Financial Instruments

Criteria used to determine whether hedge accounting treatment is appropriate include the designation of the hedging financial instrument to an underlying exposure, reduction of overall risk and a highly effective relationship between the hedging financial instrument and the hedged item or transaction.

At inception, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Financial Instruments — (Continued)

hedge transactions. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in operating results. Derivatives not designated as a hedge are adjusted to fair value through operating results.

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

Derivative instruments that are designated and qualify as cash flow hedges of forecasted transactions are reflected as other assets or liabilities in the Company’s consolidated balance sheets. Changes in the fair value of cash flow hedges are initially recorded as a component of “Accumulated other comprehensive income” and reclassified to the consolidated statement of operations when the hedged transactions affect results of operations. At this time, a gain or loss on the cash flow hedge is recognized representing the excess of the cumulative change in the present value of future cash flows of the hedged item. Any ineffective portion of a cash flow hedge is immediately recognized in operating results.

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

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated as hedging instruments are included in the Company’s consolidated balance sheets at September 30, 2009 and December 31, 2008 as follows:

	Assets			Liabilities
Risk Hedged	Classification	2009	2008	Classification	2009	2008
	(Dollars in Millions)

Foreign currency	Other current assets	$4	$16	Other current assets	$—	$1
Foreign currency				Other current liabilities	—	11
Interest rates	Other non-current assets	—	25	Other non-current liabilities	—	8

		$4	$41		$—	$20

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Financial Instruments — (Continued)

The impact of derivative financial instruments on the Company’s financial statements, as recorded in “Cost of sales” and “Interest expense” for the three months ended September 30, 2009 and September 30, 2008 is as follows:

	Amount of Gain (Loss)
	Recorded		Reclassified from
	in AOCI		AOCI into Income		Recorded in Income
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)

Foreign currency risk
Cash flow hedges	$—	$(7)	$5	$15	$—	$—
Non-designated cash flow hedges	—	—	—	—	1	(5)

	$—	$(7)	$5	$15	$1	$(5)

Interest rate risk
Fair value hedges	$—	$—	$—	$—	$—	$1
Cash flow hedges	—	—	—	(1)	—	—

	$—	$—	$—	$(1)	$—	$1

The impact of derivative financial instruments on the Company’s financial statements, as recorded in “Cost of sales” and “Interest expense” for the nine months ended September 30, 2009 and September 30, 2008 is as follows:

	Amount of Gain (Loss)
	Recorded		Reclassified from
	in AOCI		AOCI into Income		Recorded in Income
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)

Foreign currency risk
Cash flow hedges	$(1)	$(2)	$(2)	$9	$—	$—
Non-designated cash flow hedges	—	—	—	—	2	(2)

	$(1)	$(2)	$(2)	$9	$2	$(2)

Interest rate risk
Fair value hedges	$—	$—	$—	$—	$2	$1
Cash flow hedges	7	2	(15)	(2)	—	—

	$7	$2	$(15)	$(2)	$2	$1

Concentrations of Credit Risk

Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty and through monitoring counterparty credit risks. The Company’s concentration of credit risk related to derivative contracts at September 30, 2009 was not significant.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Financial Instruments — (Continued)

With the exception of the customers below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at September 30, 2009 and December 31, 2008, respectively.

	September 30	December 31
	2009	2008

Ford and affiliates	21%	18%
Hyundai Motor Company	15%	13%
Hyundai Mobis Company	11%	10%
PSA Peugeot Citroën	6%	16%

Management periodically performs credit evaluations of its customers and generally does not require collateral.

NOTE 18.	Commitments and Contingencies

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Accruals have been established by the Company for matters where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at September 30, 2009 or that are in excess of established accruals. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

Guarantees

The Company has guaranteed approximately $36 million for lease payments. In connection with the January 2009 PBGC Agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million.

Litigation and Claims

On May 28, 2009, the Debtors filed voluntary petitions in the Court seeking reorganization relief under the provisions of chapter 11 of the Bankruptcy Code. The Debtors’ chapter 11 cases have been assigned to the Honorable Christopher S. Sontchi and are being jointly administered as Case No. 09-11786. The Debtors continue to operate their business as debtors-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court. Refer to Note 4, “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code,” for details on the chapter 11 cases.

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

The following table provides a reconciliation of changes in product warranty and recall liability for the nine months ended September 30, 2009 and 2008:

	Product Warranty and Recall
	2009	2008
	(Dollars in Millions)

Beginning balance	$100	$108
Accruals for products shipped	20	33
Changes in estimates	(7)	9
Settlements	(21)	(44)

Ending balance	$92	$106

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

The Company is aware of contamination at some of its properties and relating to various third-party superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites and at September 30, 2009, had recorded an accrual of approximately $4 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Although the Company believes its accrual is adequate based on current information, the Company cannot provide assurance that the eventual environmental investigation, cleanup costs and related liabilities will not exceed the amount of its current accrual.

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

Under section 365 of the Bankruptcy Code, the Debtors may assume, assume and assign or reject certain executory contracts and unexpired leases, subject to the approval of the Court and certain other conditions. In general, if the Debtors reject an executory contract or unexpired lease, it is treated as a pre-petition breach of the lease or contract in question and, subject to certain exceptions, relieves the Debtors of performing any future obligations. However, such a rejection entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by such deemed breach and accordingly, the counterparty may file a claim against the Debtors for such damages. In addition, the Debtor’s plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders, but the ultimate settlement of those claims will continue to be subject to the uncertain outcome of litigation, negotiations and Court decisions up to and for a period of time after a plan of reorganization is confirmed. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Proceedings on the Company’s business.

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

Overview of Segments

•	Climate: The Climate product group includes facilities that primarily manufacture climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems.

•	Electronics: The Electronics product group includes facilities that primarily manufacture audio systems, infotainment systems, driver information systems, powertrain and feature control modules, climate controls, electronic control modules and lighting.

•	Interiors: The Company’s Interiors product group includes facilities that primarily manufacture instrument panels, cockpit modules, door trim and floor consoles.

•	Services: The Company’s Services operations supply leased personnel and transition services pursuant to the ACH Transactions and other divestitures.

Segment Net Sales and Gross Margin

	Net Sales				Gross Margin
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30		September 30		September 30		September 30
	2009	2008	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)

Climate	$678	$704	$1,760	$2,521	$76	$30	$155	$191
Electronics	557	762	1,512	2,745	23	10	53	221
Interiors	504	619	1,322	2,334	16	—	30	39
Other	—	20	—	254	—	2	—	15
Eliminations	(67)	(95)	(145)	(324)	—	—	—	—

	1,672	2,010	4,449	7,530	115	42	238	466
Services	61	110	205	361	1	1	3	3

	$1,733	$2,120	$4,654	$7,891	$116	$43	$241	$469

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Segment Information — (Continued)

Segment Operating Assets

	Inventories, net		Property and Equipment, net
	September 30	December 31	September 30	December 31
	2009	2008	2009	2008
		(Dollars in Millions)

Climate	$171	$172	$785	$817
Electronics	126	131	610	626
Interiors	55	43	284	298
Other	—	—	1	1
Central/Elimination	8	8	—	—

	360	354	1,680	1,742
Reconciling Item
Corporate	—	—	359	420

	$360	$354	$2,039	$2,162

Reconciling Item and Reclassification

Certain adjustments are necessary to reconcile segment information to the Company’s consolidated amounts. Corporate reconciling items are related to the Company’s technical centers, corporate headquarters and other administrative and support functions. Segment information for the three and nine-month periods ended September 30, 2009 and as of December 31, 2008 has been recast to reflect the remaining Other product group operations in the Company’s Climate, Electronics and Interiors product groups. These operations have been reclassified consistent with the Company’s current management reporting structure. All other facilities associated with the Company’s Other product group have been either divested or closed.

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

The Chapter 11 Proceedings were initiated in response to sudden and severe declines in global automotive production during the latter part of 2008 and early 2009 and the adverse impact on the Company’s cash flows and liquidity. Under the Chapter 11 Proceedings, the Debtors expect to develop and implement a plan to restructure their capital structure to reflect the current automotive industry demand. Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. Subsequent to the petition date, the Debtors received approval from the Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Debtors’ operations including employee obligations, tax matters and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs, limited foreign business operations, adequate protection payments and certain other pre-petition claims. The Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business.

To successfully emerge from chapter 11, in addition to obtaining exit financing, the Court must confirm a plan of reorganization, the filing of which will depend upon the timing and outcome of numerous ongoing matters in the Chapter 11 Proceedings. The Debtors currently expect to file a plan of reorganization that provides for the Debtors’ emergence from bankruptcy in early to mid 2010, but there can be no assurance that the Court will confirm the Company’s plan of reorganization or that any such plan will be implemented successfully. On October 7, 2009 the Court entered an order extending the Debtors’ exclusive period to file a chapter 11 plan of reorganization until December 10, 2009 and to solicit votes to accept a proposed chapter 11 plan of reorganization until February 10, 2010.

The Company’s plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Proceedings on the Company’s business. The Debtors will include estimates of expected claims dispositions in the plan of reorganization, but the ultimate settlement of those claims will continue to be subject to the uncertain outcome of litigation, negotiations and Court decisions up to and for a period of time after a plan of reorganization is confirmed. The Company believes that its presently outstanding equity securities will have no value and will be canceled under any plan of reorganization. For this reason, the Company urges that caution be exercised with respect to existing and future investments in any security of the Company.

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

The Debtors continue to work with their customers on a global basis to facilitate the reorganization of the Company’s business. During July 2009, the Company executed support agreements with certain European customers that provide for, among other things, accelerated payment terms, price increases, restructuring cost reimbursements and settlement payments for invested research and engineering costs and other unrecovered amounts. During the three-month period ended September 30, 2009 the Company received non-refundable settlement payments of approximately $40 million in connection with these agreements and anticipates receipt of additional non-refundable settlement payments of approximately $30 million on or before each of June 30, 2010 and June 30, 2011, subject to the terms and conditions of these agreements. The Company recorded $9 million of revenue associated with these settlement payments during the third quarter of 2009, with $31 million deferred on the balance sheet at September 30, 2009. Additionally, during July 2009, the Debtors sold their 80% interest in Halla Climate Systems Alabama Corp. (“Halla Alabama”) to the Debtors’ 70% owned joint venture, Halla Climate Control Corporation under Bankruptcy Code Section 363 for cash proceeds to the Debtors’ of $37 million.

On September 17, 2009, the Debtors filed a motion with the Court seeking authority to enter into a customer accommodation agreement and related access and security agreement (together, the “GM Accommodation Agreement”) with General Motors Corporation (“GM”). Pursuant to the GM Accommodation Agreement, GM has agreed to, among other things, pay approximately $8 million in cash surcharge payments above the purchase order price for GM component parts produced; reimburse up to $10 million for restructuring costs associated with the consolidation of certain of the Company’s Mexican facilities; reimburse $4 million of engineering, design and development support costs; accelerate payment terms; reimburse the Company for costs associated with the wind-down of operations related to the production of interior and fuel tank GM component parts; and pay approximately $8 million in cure payments in connection with the assumption and assignment of purchase orders with the Company in the Motors Liquidation Company (f/k/a General Motors Corporation) chapter 11 case.

In exchange for these benefits, the Company agreed to continue producing and delivering component parts to GM during the term of the GM Accommodation Agreement as well as provide considerable assistance to GM in re-sourcing production to other suppliers. Also, the Company agreed to build an inventory bank for GM, provided GM pays for such inventory on an accelerated basis and covers the Company’s out-of-pocket expenses in maintaining and handling the inventory. In addition, the GM Accommodation Agreement grants GM an option to purchase equipment and tooling owned by the Company that is exclusively used to manufacture GM component parts, provides GM with a right to access the Company’s facilities if the Company ceases production and grants to GM a security interest in certain operating assets that would be necessary for GM component part production. In general, the rights and benefits inuring to the Company and GM pursuant to the GM Accommodation Agreement expire on the earlier of the date that resourcing of production is completed or March 31, 2010. The Court entered an order approving the Debtors motion with respect to the GM Accommodation Agreement on October 7, 2009.

On October 2, 2009, the Debtors filed a motion with the Court seeking authority to enter into a customer accommodation agreement and related access and security agreement (together, the “Chrysler Accommodation Agreement”) with Chrysler Group LLC (“Chrysler”). The effectiveness of the Chrysler Accommodation Agreement is contingent upon approval by the Court. Pursuant to the Chrysler Accommodation Agreement, Chrysler has agreed to, among other things, pay surcharge payments to the Company above the purchase order price for Chrysler component parts produced by the Company in an aggregate amount of $13 million; pay approximately $5 million for the purchase of certain tooling used at the Company’s Saltillo, Mexico facility to manufacture Chrysler component parts; purchase certain designated equipment and tooling exclusively used to manufacture Chrysler component parts at the Company’s Highland Park, Michigan and Saltillo, Mexico facilities; reimburse the Company for certain costs associated with the wind-down of certain lines of Chrysler component part production; accelerate payment terms; and pay approximately $13 million to the Company as cure payments in connection with the assumption and assignment of purchase orders with the Company in the Old Carco LLC (f/k/a Chrysler LLC) chapter 11 case.

In exchange for these benefits, the Company will continue to produce and deliver component parts to Chrysler during the term of the Chrysler Accommodation Agreement, as well as provide assistance to Chrysler in re-sourcing certain lines of production. The Company also has agreed to build an inventory bank for Chrysler, provided that Chrysler will pay for such parts in accordance with the payment terms set forth in the Chrysler Accommodation Agreement and will cover the Company’s incremental costs incurred in the production of such parts to the extent such costs exceed purchase order prices. The Company will also grant Chrysler an option to purchase certain machinery and equipment exclusively used to manufacture Chrysler component parts, and has agreed to seek Court approval for the sale of the Company’s Highland Park, Michigan and Saltillo, Mexico facilities as going concerns if Chrysler designates such facilities for sale prior to the termination date of the Chrysler Accommodation Agreement. The Chrysler Accommodation Agreement provides Chrysler with a right to access the Company’s facilities if the Company ceases production and grants to Chrysler a security interest in certain operating assets that would be necessary for Chrysler component part production. In general, the rights and benefits inuring to the Company and Chrysler pursuant to the Chrysler Accommodation Agreement expire on the earlier of the date that resourcing of production is completed or March 31, 2010.

On October 23, 2009, the Debtors filed a motion with the Court seeking authority to, among other things, enter into (i) a customer accommodation agreement and related access and security agreement (together, the “Nissan Accommodation Agreement”) with Nissan North America, Inc. (“Nissan”), and (ii) an asset purchase agreement (the “Nissan Purchase Agreement”) among the Company, GCM-Visteon Automotive Systems, LLC, GCM-Visteon Automotive Leasing Systems, LLC, MIG-Visteon Automotive Systems, LLC, and VC Regional Assembly & Manufacturing, LLC (collectively, the “Sellers”), Haru Holdings, LLC (the “Buyer”) and Nissan. The effectiveness of the Nissan Accommodation Agreement is contingent upon approval by the Court.

Pursuant to the Nissan Purchase Agreement, the Sellers have agreed to sell to the Buyer certain assets, intellectual property, agreements and rights (the “Assets”) primarily related to the Sellers’ automobile cockpit module, front end module, and interior manufacturing and assembly businesses located at their plants in LaVergne, Tennessee, Smyrna, Tennessee, Tuscaloosa, Alabama, and Canton, Mississippi, as well as certain other direct-shipment sourcing arrangements. The Nissan Purchase Agreement provides that the Buyer will make the following payments to the Sellers:

•	$11 million, representing the orderly liquidation value of the facilities and related equipment being sold in accordance with the Nissan Purchase Agreement;

•	An amount equal to the orderly liquidation value of certain off-site tooling;

•	An agreed upon purchase order amount for certain of the Sellers’ inventory;

•	A $20 million cash surcharge payment, to be paid in six installments subject to certain conditions;

•	Costs to cure assumed contracts; and

•	Reimbursement for costs associated with the wind-down and transition of the Assets.

The amounts of these payments are subject to adjustment in accordance with the Nissan Purchase Agreement. The Nissan Purchase Agreement also contains customary representations, warranties, indemnities, covenants and conditions to closing, including the approval of the Court.

Pursuant to the Nissan Accommodation Agreement, Nissan has agreed to, among other things, accelerate its payment terms on outstanding purchase orders, limit its ability to set-off against accounts receivables owing to the Company and forbear from re-sourcing component parts to a third party supplier during the term of the Nissan Accommodation Agreement. The Company will, among other things, continue to produce and deliver component parts to Nissan during the term of the Nissan Accommodation Agreement and will build an inventory bank for Nissan at its request (provided that Nissan will pay for such inventory bank parts on an accelerated basis and will also cover the Company’s out-of-pocket expenses in maintaining and handling the inventory). The Company will also provide assistance and cooperation to Nissan in preparing for and carrying out the transition of various production lines to other suppliers in the event the Company defaults. Also, the Nissan Accommodation Agreement provides Nissan with an access right to certain facilities if the Company fails maintain continuity of supply as required.

On October 28, 2009, the Debtors filed a motion with the Court seeking authority to enter into a Letter of Credit Reimbursement and Security Agreement that provides for a committed $40 million letter of credit facility that expires on September 30, 2010 (“LOC Facility”). Amounts drawn under the LOC Facility would be subject to a fee of 0.65% per annum of the outstanding balance and would be secured by cash collateral. Amounts undrawn would be subject to a fee of 0.40% per annum of the undrawn balance.

On October 28, 2009, the Debtors filed a motion with the Court seeking authority to borrow up to $150 million under the terms of a proposed senior secured super-priority priming debtor-in-possession credit and guarantee agreement (the “Proposed DIP Facility”) with certain pre-petition secured term loan lenders (the “DIP Lenders”) and Wilmington Trust Company, as administrative agent. Borrowings under the Proposed DIP Facility would be used to finance working capital, capital expenditures and other general corporate purposes in accordance with an approved budget.

Visteon UK Limited Administration

On March 31, 2009, in accordance with the provisions of the United Kingdom Insolvency Act of 1986 and pursuant to a resolution of the board of directors of Visteon UK Limited, a company organized under the laws of England and Wales (the “UK Debtor”) and an indirect, wholly-owned subsidiary of the Company, representatives from KPMG (the “Administrators”) were appointed as administrators in respect of the UK Debtor (the “UK Administration”). The UK Administration was initiated in response to continuing operating losses of the UK Debtor and mounting labor costs and their related demand on the Company’s cash flows, and does not include the Company or any of the Company’s other subsidiaries. The effect of the UK Debtor’s entry into administration was to place the management, affairs, business and property of the UK Debtor under the direct control of the Administrators. Since their appointment, the Administrators have wound down the business of UK Debtor and closed its operations in Enfield, UK, Basildon, UK and Belfast, UK, and made the employees redundant. The Administrators continue to realize the UK Debtor’s assets, comprising primarily of receivables.

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

Summary Financial Results for the Three Months Ended September 30, 2009

Financial results for the three-month period ended September 30, 2009 are summarized as follows:

•	Net sales of $1.73 billion for the three-month period ended September 30, 2009 decreased by $387 million when compared to $2.12 billion for the same period in 2008.

•	Gross margin increased $73 million during the three months ended September 30, 2009 when compared to the same period in 2008.

•	Selling, general and administrative expenses of $95 million for the three months ended September 30, 2009, were lower by $43 million or 31% when compared to $138 million for the same period in 2008.

•	Net loss of $23 million for the three months ended September 30, 2009 was $158 million lower when compared to a net loss of $181 million for the same period in 2008.

Recessionary economic conditions continued to suppress global consumer demand for automobiles, which resulted in lower customer production volumes for the third quarter 2009 when compared to the same period of 2008. The Company recorded total sales of $1.73 billion for the three months ended September 30, 2009, including product sales of $1.67 billion. Product sales decreased by $338 million, when compared to the same period in 2008, including $202 million primarily due to lower production volumes affecting all major customers in Europe, North America, and South America, $92 million related to divestitures and closures and $128 million of unfavorable currency primarily related to the Euro and Korean Won. These reductions were partially offset by a sales increase of $93 million in Asia Pacific resulting from increased Hyundai/Kia production volumes primarily related to the non-recurrence of a 2008 labor disruption. For the three months ended September 30, 2009, product sales on a regional basis included North America — $396 million; Europe — $615 million; and Asia — $628 million.

The Company’s gross margin was $116 million in the third quarter of 2009, compared with $43 million for the same period in 2008, representing an increase of $73 million. The increase in gross margin primarily reflects the benefit of the Company’s significant cost reduction and restructuring efforts and favorable Asia Pacific production, which were partially offset by lower production volumes and sourcing in Europe, North America and South America, plant divestitures and closures and the non-recurrence of certain pension curtailments/settlement gains.

The Company’s cash and equivalents balance was $712 million as of September 30, 2009. Cash and equivalents decreased by $468 million during the nine months ended September 30, 2009 due to operating cash use of $151 million related to trade working capital outflow and restructuring cash payments; $93 million investing cash use primarily attributable to capital expenditures and cash attributable to the deconsolidation of Visteon UK Limited; $245 million financing cash use resulting from the restricted use of $102 million of cash balances and $143 million net debt payments and other; and $21 million increase from effect of exchange rate changes on cash.

Results of Operations

Three Months Ended September 30, 2009 and 2008

	Net Sales			Gross Margin
	2009	2008	Change	2009	2008	Change
	(Dollars in Millions)

Climate	$678	$704	$(26)	$76	$30	$46
Electronics	557	762	(205)	23	10	13
Interiors	504	619	(115)	16	—	16
Other	—	20	(20)	—	2	(2)
Eliminations	(67)	(95)	28	—	—	—

	1,672	2,010	(338)	115	42	73
Services	61	110	(49)	1	1	—

	$1,733	$2,120	$(387)	$116	$43	$73

Net sales decreased $387 million during the three months ended September 30, 2009 when compared to the same period of 2008, consisting of a $338 million decrease in product sales and a $49 million decrease in services revenues. The decrease was attributable to a $202 million decline due to production volumes and customer sourcing actions in Europe, North America and South America, $92 million associated with facility divestitures and closures, $128 million of unfavorable currency primarily related to the Euro and Korean Won and net customer price reductions. These reductions were partially offset by a sales increase of $93 million in Asia Pacific, primarily related to the non-recurrence of a third quarter 2008 Hyundai/Kia labor disruption.

Net sales for Climate were $678 million for the three months ended September 30, 2009, compared with $704 million for the same period of 2008, representing a decrease of $26 million. Sales in Asia increased $100 million, primarily related to higher Hyundai/Kia production volumes due to the non-recurrence of a third quarter 2008 labor disruption. This increase was more than offset by unfavorable currency of $55 million, primarily driven by the Korean Won, $17 million of divestitures and closures, $17 million of lower production in Europe due to recessionary conditions and net customer price reductions.

Net sales for Electronics were $557 million for the three months ended September 30, 2009, compared to $762 million for the same period of 2008, representing a decrease of $205 million. Vehicle production volume and mix and customer sourcing decreased sales $175 million, primarily in Europe and North America. Unfavorable currency of $26 million, primarily related to the Euro, and net customer pricing further reduced sales.

Net sales for Interiors were $504 million and $619 million for the three-month periods ended September 30, 2009 and 2008, respectively, representing a decrease of $115 million. Facility divestitures and closures in the UK and Spain decreased sales $61 million, lower production volumes in Europe decreased sales $49 million, and unfavorable currency related to the Euro, Korean Won and Brazilian Real decreased sales $48 million. These decreases were partially offset by an increase of $36 million in North America primarily related to higher Ford and Nissan production volumes, a $12 million increase in Asia Pacific primarily related to higher Hyundai/Kia production volumes and a $9 million customer settlement in Europe.

All remaining manufacturing facilities in the Other segment have either been divested, closed or reclassified consistent with the Company’s current management reporting structure.

Services revenues primarily relate to information technology, engineering, administrative and other business support services provided by the Company to ACH at an amount that approximates cost. Total services revenues were $61 million for the three months ended September 30, 2009, compared with $110 million for the same period of 2008. The decrease in services revenue represents lower ACH utilization of the Company’s services.

Gross Margin

The Company’s gross margin was $116 million in the third quarter of 2009, compared with $43 million in the third quarter of 2008, representing an increase of $73 million for the three months ended September 30, 2009. This increase includes $131 million related to the Company’s cost reduction efforts and savings associated with restructuring actions, $43 million of favorable currency, primarily related to the Euro and Korean Won, and $12 million related to higher production volumes in Asia Pacific. These increases were partially offset by a $63 million reduction related to lower production volumes and sourcing in Europe, North America and South America, a $15 million reduction related to plant divestitures and closures, the non-recurrence of $13 million in other postretirement benefit plans (“OPEB”) curtailment gains in 2008, and $9 million of increased accelerated depreciation and amortization related to the Company’s restructuring activities.

Gross margin for Climate was $76 million in the third quarter of 2009, compared with $30 million in the third quarter of 2008, representing an increase of $46 million for the three months ended September 30, 2009. The increase includes $18 million related to Asia production volumes primarily Hyundai/Kia, $19 million of favorable currency primarily related to the Korean Won, and $32 million related to net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities. These improvements were partially offset by lower production volumes in Europe, North America and South America and plant divestitures and closures.

Gross margin for Electronics was $23 million in the third quarter of 2009, compared with $10 million in the third quarter of 2008, representing an increase of $13 million for the three months ended September 30, 2009. The increase included net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities of $61 million and favorable currency of $16 million. Lower customer production volumes and sourcing reduced gross margin $52 million, while the non-recurrence of a $7 million favorable OPEB curtailment in 2008 further reduced margin.

Gross margin for Interiors was $16 million in the third quarter of 2009, compared with break even gross margin in the third quarter of 2008, representing an increase of $16 million for the three months ended September 30, 2009. The increase included net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities of $31 million and favorable currency of $8 million. Customer production declines and plant divestitures and closures reduced gross margin $11 million and the non-recurrence of an $11 million favorable customer settlement in 2008 further reduced margin.

During 2008 all facilities associated with the Company’s Other segment were divested, closed, or reclassified consistent with the Company’s current management reporting structure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $95 million in the third quarter of 2009, compared with $138 million in the third quarter of 2008, representing a decrease of $43 million. The decrease includes $31 million related to net cost efficiencies resulting from the Company’s ongoing restructuring activities, the non-recurrence of $6 million of 2008 expenses to implement those actions and $6 million of favorable foreign currency.

Restructuring Expenses and Reimbursement from Escrow and Accommodation Agreements

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the three months ended September 30, 2009. The Company’s restructuring expenses are primarily related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

June 30, 2009	$23	$—	$6	$1	$30
Expenses	11	—	10	6	27
Currency	1	—	—	—	1
Utilization	(10)	—	(2)	(4)	(16)

September 30, 2009	$25	$—	$14	$3	$42

During the third quarter of 2009, the Company recorded $27 million in employee severance and termination benefit costs related to headcount reductions associated with the Chapter 11 Proceedings, including $11 million associated with approximately 160 employees at two European Interiors facilities, $6 million associated with approximately 60 employees at the Company’s North American headquarters and $10 million associated with approximately 300 employees at a North American Electronics facility. The Company recorded $4 million for the reimbursement of restructuring costs associated with a European Interiors facility pursuant to a customer support agreement.

Utilization for the three months ended September 30, 2009 includes $12 million of payments for severance and other employee termination benefits and $4 million of special termination benefits reclassified to pension and other postretirement employee benefits, where such payments are made from the Company’s benefit plans.

Reorganization Items

Costs directly attributable to the Chapter 11 Proceedings were $23 million for the three months ended September 30, 2009 and were related primarily to professional service fees.

Asset Impairments and Loss on Divestitures

The Company recorded asset impairments and loss on divestitures of $19 million during the three months ended September 30, 2008 in connection with the divestitures of its chassis operation in Swansea, UK and its Interiors operation in Halewood, UK.

Interest

Interest expense was $8 million and $48 million for the quarterly periods ended September 30, 2009 and 2008, respectively. The decrease is primarily due to the Company ceasing to record interest expense in connection with the Chapter 11 Proceedings.

Income Taxes

The Company’s provision for income tax of $18 million for the three-month period ended September 30, 2009 represents a decrease of $13 million when compared with $31 million in the same period of 2008. The decrease includes a higher tax benefit of $12 million on pre-tax losses form continuing operations after taking into consideration pre-tax income from other categories of earnings, a net reduction in uncertain tax benefits related to statute expirations of approximately $6 million, partially offset by higher income tax expense in those countries where the Company is profitable.

Nine Months Ended September 30, 2009 and 2008

	Net Sales			Gross Margin
	2009	2008	Change	2009	2008	Change
	(Dollars in Millions)

Climate	$1,760	$2,521	$(761)	$155	$191	$(36)
Electronics	1,512	2,745	(1,233)	53	221	(168)
Interiors	1,322	2,334	(1,012)	30	39	(9)
Other	—	254	(254)	—	15	(15)
Eliminations	(145)	(324)	179	—	—	—

	4,449	7,530	(3,081)	238	466	(228)
Services	205	361	(156)	3	3	—

	$4,654	$7,891	$(3,237)	$241	$469	$(228)

Net Sales

Net sales decreased $3.24 billion during the nine months ended September 30, 2009 when compared to the same period of 2008, consisting of a $3.08 billion decrease in product sales and a $156 million decrease in services revenues. The decrease in product sales included a $2.0 billion decline due to production volumes and customer sourcing actions in all regions and for all major customers, $544 million associated with facility divestitures and closures, $478 million of unfavorable currency, primarily related to the Euro and Korean Won, and net customer price reductions. The decrease in services revenue represents lower utilization of the Company’s services in connection with the terms of various service and transition support agreements.

Net sales for Climate were $1.76 billion for the nine months ended September 30, 2009, compared with $2.52 billion for the same period of 2008, representing a decrease of $761 million. Vehicle production volume and mix declined significantly in all regions resulting in a decrease in sales of $412 million. Additionally, facility divestitures and closures, including the March 2009 UK Administration and the closure of the Company’s Connersville, Indiana facility, decreased sales $45 million. Unfavorable currency, primarily driven by the Korean Won and the Euro, further decreased sales by $210 million and net customer pricing also resulted in a reduction.

Net sales for Electronics were $1.51 billion for the nine months ended September 30, 2009, compared to $2.75 billion for the same period of 2008, representing a decrease of $1.23 billion. Vehicle production volume and mix and customer sourcing decreased sales $1.12 billion, primarily in Europe and North America. Unfavorable currency, primarily related to the Euro and the Brazilian Real, resulted in a reduction of $98 million and net customer pricing further reduced sales.

Net sales for Interiors were $1.32 billion and $2.33 billion for the nine month periods ended September 30, 2009 and 2008, respectively, representing a decrease of $1.01 billion. Vehicle production volume and mix declined significantly in all regions resulting in a decrease in sales of $615 million, while facility divestitures and closures in the UK and Spain reduced sales $263 million. Unfavorable currency, primarily related to the Euro and Korean Won, reduced sales $169 million.

All remaining manufacturing facilities in the Other segment have either been divested, closed or reclassified consistent with the Company’s current management reporting structure.

Services revenues primarily relate to information technology, engineering, administrative and other business support services provided by the Company to ACH, under the terms of various agreements with ACH. Such services are generally provided at an amount that approximates cost. Total services revenues were $205 million for the nine months ended September 30, 2009, compared with $361 million for the same period of 2008. The decrease in services revenue represents lower ACH utilization of the Company’s services in connection with the terms of various agreements.

Gross Margin

The Company’s gross margin was $241 million for the nine months ended September 30, 2009, compared with $469 million for the same period in 2008, representing a decrease of $228 million. This decrease reflects the impact of lower global production volumes on the Company’s fixed cost structure, partially offset by savings associated with the Company’s cost reduction efforts and restructuring actions. Lower customer production volumes, divestitures and facility closures resulted in a $712 million reduction in gross margin. These reductions were partially offset by $464 million of cost reductions and restructuring savings.

Gross margin for Climate was $155 million for the nine months ended September 30, 2009, compared with $191 million for the same period in 2008, representing a decrease of $36 million. Customer production volume declines and facility divestitures and closures reduced gross margin $170 million and the non-recurrence of a $13 million gain on sale of a UK manufacturing facility in the first quarter of 2008 resulted in a further reduction. These decreases were partially offset by $130 million related to net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities.

Gross margin for Electronics was $53 million for the nine months ended September 30, 2009, compared with $221 million for the same period in 2008, representing a decrease of $168 million. Customer production declines and sourcing reduced gross margin $343 million. This decrease was partially offset by $146 million related to net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities and $18 million related to the non-recurrence of 2008 accelerated depreciation costs.

Gross margin for Interiors was $30 million for the nine months ended September 30, 2009, compared with $39 million for the same period in 2008, representing a decrease of $9 million. Lower customer production volumes, sourcing and plant divestitures and closures reduced gross margin $116 million. These decreases were partially offset by $92 million related to net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities and customer settlements.

During 2008 all facilities associated with the Company’s Other segment were divested, closed or reclassified consistent with the Company’s current management reporting structure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $300 million for the nine-month period ended September 30, 2009, compared with $442 for the same period in 2008, representing a decrease of $142 million. The decrease is primarily attributable to $110 million of cost efficiencies resulting from the Company’s ongoing restructuring activities, the non-recurrence of $20 million of 2008 expenses to implement those actions, $23 million of favorable currency and $9 million related to lower expenses related to the annual incentive plan. These reductions were partially offset by $19 million of pre-petition professional fees.

Restructuring Expenses and Reimbursement from Escrow and Accommodation Agreements

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the nine months ended September 30, 2009. The Company’s restructuring expenses are primarily related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Other	Total
	(Dollars in Millions)

December 31, 2008	$49	$3	$4	$8	$64
Expenses	19	5	14	34	72
Utilization	(43)	(8)	(4)	(39)	(94)

September 30, 2009	$25	$—	$14	$3	$42

During the nine months ended September 30, 2009, the Company recorded $72 million in employee severance and termination benefit costs related to headcount reductions associated with the Chapter 11 Proceedings, including the following:

•	$40 million related to employee severance and termination benefit costs related to approximately 340 salaried employees in the United States and approximately 240 in other countries to align the Company’s administrative support functions with underlying operations in connection with restructuring and reorganization efforts and in response to recessionary economic conditions and related negative impact on the automotive sector and the Company’s results of operations and cash flows.

•	$7 million in employee severance and termination benefit charges under the previously announced multi-year improvement plan.

•	$11 million associated with approximately 160 employees at two European Interiors facilities.

•	$10 million associated with approximately 300 employees at a North American Electronics facility.

•	$4 million related to approximately 200 employees associated with the consolidation of Electronics operations in South America.

Utilization for the nine months ended September 30, 2009 includes $70 million of payments for severance and other employee termination benefits and $24 million of special termination benefits reclassified to pension and other postretirement employee benefits, where such payments are made from the Company’s benefit plans.

The Company received reimbursements of $62 million for restructuring and other qualifying costs pursuant to the Escrow Agreement and $4 million pursuant to other customer support agreements. $45 million of disbursements from the Escrow account were associated with employee severance and termination benefits incurred in connection with the UK Administration and deconsolidation of Visteon UK Limited. Charges associated with this action are recorded as part of the “Deconsolidation gain” on the Company’s statements of operations.

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

Reorganization Items

Costs directly attributable to the Chapter 11 Proceedings were $30 million for the nine months ended September 30, 2009 and were related primarily to professional service fees.

Asset Impairments and Loss on Divestitures

During the first nine months of 2008, the Company recorded asset impairments and loss on divestitures of $70 million, including $40 million related to the NA Aftermarket divestiture, $23 million related to the Swansea divestiture, and $7 million related to the Halewood divestiture and other assets.

Interest

Interest expense was $110 million for the nine months ended September 30, 2009 as compared to $160 million for the same period of 2008. The decrease is primarily due to the Company ceasing to record interest expense in connection with the Chapter 11 Proceedings, partially offset by $11 million for debt waiver fees and $14 million for losses on terminated interest rate swaps. Interest income was $8 million for the nine-month period ended September 30, 2009, compared to $38 million for same period of 2008. The decrease of $30 million resulted from lower global cash balances and lower investment rates.

Income Taxes

The Company’s provision for income tax of $63 million for the nine-month period ended September 30, 2009 represents a decrease of $68 million when compared with $131 million in the same period of 2008. The decrease in tax expense is primarily attributable to lower earnings in those countries where the Company is profitable, a net reduction in unrecognized tax benefits, and a higher tax benefit on pre-tax losses form continuing operations after taking into consideration pre-tax income from other categories of earnings.

Liquidity

Over the long-term, the Company expects to fund its working capital, restructuring and capital expenditure needs with cash flows from operations. To the extent that the Company’s liquidity needs exceed cash from operations, the Company would look to its cash balances and availability for borrowings to satisfy those needs, as well as the need to raise additional capital. However, the Company’s ability to fund its working capital, restructuring and capital expenditure needs may be adversely affected by many factors including, but not limited to, general economic conditions, specific industry conditions, financial markets, competitive factors and legislative and regulatory changes. In general, the Company’s cash and liquidity needs are impacted by the level, variability, and timing of its customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. The Company’s intra-year needs are impacted by seasonal effects in the industry, such as mid-year shutdowns, the subsequent ramp-up of new model production and the additional year-end shutdowns by its primary customers. These seasonal effects normally require use of liquidity resources during the first and third quarters.

The Debtors are currently funding post-petition operations under a temporary cash collateral order from the Court. There can be no assurance that such cash collateral funds will be sufficient to meet the Company’s reorganization or ongoing cash needs or that the Company will be successful in extending the duration of the cash collateral order with the Court to continue operating as debtors-in-possession absent an approved DIP financing arrangement. The Company’s non-debtor subsidiaries, primarily non-U.S. subsidiaries, have been excluded from the Chapter 11 Proceedings and are funding their operations through cash generated from operating activities supplemented by customer support agreements and local financing arrangements or through cash transfers from the Debtors subject to specific authorization from the Court pursuant to foreign funding orders.

Cash Collateral Order and Term Loan Stipulation

On May 28, 2009, the Debtors filed a motion with the Court seeking an order authorizing the Debtors to provide Ford, the secured lender under the ABL Credit Agreement, certain forms of adequate protection in exchange for the consensual use of Ford’s Cash Collateral (as defined in the ABL Credit Agreement). On May 29, 2009, the Court entered an interim order (the first in a series of such orders) authorizing the Debtors’ use of Ford’s Cash Collateral and certain other pre-petition collateral (as defined in that order). Such order also granted adequate protection to Ford for any diminution in the value of its interests in its collateral, whether from the use of the cash collateral or the use, sale, lease, depreciation or other diminution in value of its collateral, or as a result of the imposition of the automatic stay under section 362(a) of the Bankruptcy Code. Specifically, subject to certain conditions, adequate protection provided to Ford included, but was not limited to, a first priority, senior and perfected lien on certain post-petition collateral of the same nature as Ford’s pre-petition collateral, a second priority, junior perfected lien on certain collateral subject to liens held by the Debtors’ term loan secured lenders, and payment of accrued and unpaid interest and fees owing Ford on pre-petition asset-backed revolving credit facility obligations.

On June 19, 2009, the Court entered a first supplemental interim order authorizing the use of Ford’s cash collateral and granting adequate protection on substantially the same terms as those set forth in the interim cash collateral order previously entered. On July 1, 2009, the Court entered a second supplemental interim cash collateral order on substantially the same terms as those set forth in the first supplemental interim cash collateral order. On July 16, 2009, the Court entered a third supplemental interim cash collateral order (the “Third Supplemental Interim Cash Collateral Order”) on substantially the same terms as those set forth in the second supplemental interim cash collateral order. On July 28, 2009, the Court entered the fourth supplemental interim cash collateral order (the “Fourth Supplemental Interim Cash Collateral Order”) on substantially the same terms as those set forth in the Third Supplemental Interim Order Cash Collateral Order, extending the Debtors’ consensual use of Ford’s collateral to August 13, 2009. On August 13, 2009, the Court entered the fifth supplemental interim cash collateral order (the “Fifth Supplemental Interim Cash Collateral Order”) on substantially the same terms as those set forth in the Fourth Supplemental Interim Order Cash Collateral Order, extending the Debtors’ consensual use of Ford’s collateral to September 9, 2009. On September 9, 2009, the Court entered the sixth supplemental interim cash collateral order (the “Sixth Supplemental Interim Cash Collateral Order”) on substantially the same terms as those set forth in the Fifth Supplemental Interim Order Cash Collateral Order, extending the Debtors’ consensual use of Ford’s collateral to October 7, 2009. On October 7, 2009, the Court entered the seventh supplemental interim cash collateral order on substantially the same terms as those set forth in the Sixth Supplemental Interim Order Cash Collateral Order, extending the Debtors’ consensual use of Ford’s collateral to November 12, 2009. As of September 30, 2009, such cash collateral amounted to approximately $292 million, which includes restricted cash of $80 million.

On May 29, 2009, Wilmington Trust FSB, as administrative agent for the Debtors’ term loan secured lenders, filed a motion with the Court seeking adequate protection of these lenders’ collateral including, but not limited to, intellectual property, equity in foreign subsidiaries and intercompany debt owed by foreign subsidiaries, as well as certain cash flows associated with such collateral (the “Motion for Adequate Protection”). Contemporaneously with entering the Third Supplemental Interim Cash Collateral Order, the Court entered a final order in connection with the Motion for Adequate Protection (the “Stipulation, Agreement, and Final Order”). The Stipulation, Agreement, and Final Order authorizes the Debtors to use the cash collateral and certain other pre-petition collateral (as defined in the Stipulation, Agreement, and Final Order) of the term loan secured lenders and grants adequate protection to these lenders for any diminution in the value of their interests in their collateral, whether from the use of the cash collateral or the use, sale, lease, depreciation or other diminution in value of their collateral, or as a result of the imposition of the automatic stay under section 362(a) of the Bankruptcy Code. Specifically, subject to certain conditions, adequate protection provided to the term loan secured lenders included, but was not limited to, replacement liens and adequate protection payments in the form of cash payments of the reasonable and documented fees, costs and expenses of the term loan secured lenders’ professionals (as defined in the Stipulation, Agreement, and Final Order) employed in connection with the Debtors’ chapter 11 cases. As of September 30, 2009, the term loan secured lenders’ cash collateral amounted to approximately $20 million.

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

Customer Accommodation Agreements

The Company has entered into accommodation and other support agreements with certain North American and European customers that provide for additional liquidity through cash surcharge payments, payments for research and engineering costs, accelerated payment terms, asset sales and other commercial arrangements.

Letter of Credit Reimbursement and Security Agreement

On October 28, 2009, the Debtors filed a motion with the Court seeking authority to enter into a Letter of Credit Reimbursement and Security Agreement that provides for a committed $40 million letter of credit facility that expires on September 30, 2010. Amounts drawn under the LOC Facility would be subject to a fee of 0.65% per annum of the outstanding balance and would be secured by cash collateral. Amounts undrawn would be subject to a fee of 0.40% per annum of the undrawn balance.

Proposed DIP Facility

On October 28, 2009, the Debtors filed a motion with the Court seeking authority to borrow up to $150 million under the terms of a proposed senior secured super-priority priming debtor-in-possession credit and guarantee agreement with certain pre-petition secured term loan lenders and Wilmington Trust Company, as administrative agent. Borrowings under the Proposed DIP Facility would be used to finance working capital, capital expenditures and other general corporate purposes in accordance with an approved budget.

The Proposed DIP Facility would mature on the earliest of (i) six months after the closing of such facility; provided, that the Company may extend it an additional three months, (ii) the effective date of the Debtor’s plan of reorganization, and (c) the date a sale or sales of all or substantially all of the Company’s and guarantors’ assets is or are consummated under section 363 of the Bankruptcy Code. Borrowing under the Proposed DIP Facility will be secured by, among other things, a first priority perfected security interest in assets that constitute first priority collateral under pre-petition secured term loans and certain otherwise unencumbered assets (including the assets of Visteon Electronics Corporation), as well as a second priority perfected security interest in assets that constitute first priority collateral under the ABL Credit Agreement. The Proposed DIP Facility would also contain other usual and customary affirmative and negative covenants, events of default, indemnification, representations, warranties and conditions.

Cash Flows

Operating Activities

Cash used by operating activities during the nine months ended September 30, 2009 totaled $151 million, compared with $153 million used by operating activities for the same period in 2008. The decrease in usage is primarily due to the impact of the automatic stay on payables and interest associated with the Chapter 11 Proceedings, lower annual incentive compensation payments and a decrease in recoverable tax assets, partially offset by trade payable term contraction and lower tax expense and restructuring charges as compared to cash payments.

Investing Activities

Cash used in investing activities was $93 million during the nine months ended September 30, 2009, compared with $160 million for the same period in 2008. The decrease in cash usage resulted from a decrease in capital expenditures, partially offset by a decrease in proceeds from divestitures and asset sales and $11 million of cash associated with the deconsolidation of the UK Debtor. Capital expenditures, excluding capital leases, decreased to $87 million in the first nine months of 2009 compared with $230 million in the same period of 2008. The proceeds from divestitures and asset sales for the nine months ended September 30, 2009 totaled $5 million compared to $65 million for the same period of 2008, which included proceeds from the divestiture of the North America aftermarket business.

Financing Activities

Cash used by financing activities totaled $245 million in the nine months ended September 30, 2009, compared with $268 million in the same period of 2008. Cash used by financing activities during the nine months ended September 30, 2009 primarily resulted from the requirement for $102 million to be classified as restricted cash, primarily pursuant to the Company’s Credit Agreement and cash collateral order of the Court, repayment of the borrowings under the European Securitization, a decrease in book overdrafts and dividends to minority shareholders, partially offset by additional borrowing under the U.S. ABL Facility. Cash used by financing activities decreased by $23 million when compared to $268 million used by financing activities during the nine months ended September 30, 2008, which included the purchase of $344 million in aggregate principal amount of the Company’s 8.25% notes and issuance of $206.4 million in aggregate principal amount of 12.25% notes, reductions in affiliate debt, a decrease in book overdrafts and dividends to minority shareholders.

Debt and Capital Structure

Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. Substantially all of the Company’s pre-petition debt is in default, including $1.5 billion principal amount due under the seven-year secured term loans due 2013; $862 million principal amount under various unsecured notes due 2010, 2014 and 2016; and $110 million of other secured and unsecured borrowings. Debt discounts of $8 million, deferred financing costs of $14 million and losses on terminated interest rate swaps of $23 million are no longer being amortized and have been included as adjustments to the net carrying value of the related pre-petition debt. Additional information related to the Company’s debt is set forth in Note 11 “Debt” to the consolidated financial statements included herein under Item 1.

Covenants and Restrictions

Refer to the Company’s December 31, 2008 Annual Report on Form 10-K for information related to the covenants and restrictions associated with pre-petition debt.

Off-Balance Sheet Arrangements

The Company has guaranteed approximately $36 million for lease payments. In connection with the January 2009 Pension Benefit Guarantee Corporation Agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million.

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

The Company’s use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Fair value measurements related to derivative assets take into account the non-performance risk of the respective counterparty, while derivative liabilities take into account the non-performance risk of Visteon and its foreign affiliates. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives as of September 30, 2009.

New Accounting Standards

In July 2009, the Financial Accounting Standards Board (“FASB”) launched the FASB Accounting Standards Codification (“ASC”) as the only authoritative source of generally accepted accounting principles. The ASC is effective for interim and annual reporting periods ending after September 15, 2009. The Company implemented use of the ASC without a significant impact on its consolidated financial statements.

In June 2009, the FASB issued guidance which amends the consolidation provisions that apply to Variable Interest Entities (“VIEs”). This guidance is effective for fiscal years that begin after November 15, 2009 and the Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

In May 2009 the FASB issued guidance requiring disclosures on management’s assessment of subsequent events, the Company adopted this guidance on a prospective basis as of April 1, 2009 without material impact on its consolidated financial statements.

In connection with ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements, the Company provided expanded disclosures as of January 1, 2008 without a material impact on its consolidated financial statements. The application of ASC 820 to the Company’s nonfinancial assets and liabilities did not impact the Company’s consolidated financial statements. The Company also adopted related guidance on estimating fair value when the volume and level of activity have significantly decreased and on identifying circumstances that indicate a transaction is not orderly as of June 30, 2009 without material impact on its consolidated financial statements.

In April 2009, the FASB issued guidance requiring disclosures around the fair value of financial instruments for interim reporting periods, including (a) the fair value at the period end and (b) the methods and assumptions used to calculate the fair value. The Company adopted this guidance without a material impact on its consolidated financial statements.

In December 2008, the FASB issued guidance requiring disclosure of (a) how pension plan asset investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets and (e) significant concentrations of risk within plan assets. These disclosures are required for fiscal years ending after December 15, 2009.

In March 2008, the FASB issued guidance requiring disclosure of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. These disclosures were provided by the Company on a prospective basis with effect from January 1, 2009, as more fully described in Note 17 “Financial Instruments” to the consolidated financial statements.

In December 2007, the FASB issued guidance on the accounting and reporting for business combination transactions and noncontrolling interests in consolidated financial statements. The Company adopted this guidance effective January 1, 2009 as more fully described in Note 14 “Shareholders’ Deficit” to the consolidated financial statements.

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

The reader should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:

•	The potential adverse impact of the Chapter 11 Proceedings on Visteon’s business, financial condition or results of operations, including its ability to maintain contracts and other customer and vendor relationships that are critical to its business and the actions and decisions of its creditors and other third parties with interests in the Chapter 11 Proceedings.

•	Visteon’s ability to maintain adequate liquidity to fund its operations during the Chapter 11 Proceedings and to fund a plan of reorganization and thereafter, including obtaining sufficient debtor-in-possession and “exit” financing; maintaining normal terms with its vendors and service providers during the Chapter 11 Proceedings and complying with the covenants and other terms of its financing agreements.

•	Visteon’s ability to obtain court approval with respect to motions in the Chapter 11 Proceedings prosecuted from time to time and to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Proceedings and to consummate all of the transactions contemplated by one or more such plans of reorganization or upon which consummation of such plans may be conditioned.

•	Visteon’s ability to satisfy its pension and other postemployment benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost effective basis.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers, particularly its largest customer, Ford.

•	Changes in vehicle production volume of Visteon’s customers in the markets where it operates, and in particular changes in Ford’s and Hyundai/Kia’s vehicle production volumes and platform mix.

•	Visteon’s ability to profitably win new business from customers other than Ford and to maintain current business with, and win future business from, Ford, and, Visteon’s ability to realize expected sales and profits from new business.

•	Increases in commodity costs or disruptions in the supply of commodities, including steel, resins, aluminum, copper, fuel and natural gas.

•	Visteon’s ability to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, improve its operating performance; to achieve the benefits of its restructuring actions; and to recover engineering and tooling costs and capital investments.

•	Visteon’s ability to compete favorably with automotive parts suppliers with lower cost structures and greater ability to rationalize operations; and to exit non-performing businesses on satisfactory terms, particularly due to limited flexibility under existing labor agreements.

•	Restrictions in labor contracts with unions that restrict Visteon’s ability to close plants, divest unprofitable, noncompetitive businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.

•	The costs and timing of facility closures or dispositions, business or product realignments, or similar restructuring actions, including potential asset impairment or other charges related to the implementation of these actions or other adverse industry conditions and contingent liabilities.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Legal and administrative proceedings, investigations and claims, including shareholder class actions, inquiries by regulatory agencies, product liability, warranty, employee-related, environmental and safety claims and any recalls of products manufactured or sold by Visteon.

•	Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system, or fuel prices and supply.

•	The cyclical and seasonal nature of the automotive industry.

•	Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.

•	Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.

•	Visteon’s ability to provide various employee and transition services in accordance with the terms of existing agreements between the parties, as well as Visteon’s ability to recover the costs of such services.

•	Visteon’s ability to quickly and adequately remediate control deficiencies in its internal control over financial reporting.

•	Other factors, risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.

•	The risks and uncertainties and the terms of any reorganization plan ultimately confirmed can affect the value of Visteon’s various pre-petition liabilities, common stock and/or other securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of the Company’s liabilities and/or securities receiving no value for their interests. Because of such possibilities, the value of these liabilities and/or securities is highly speculative. Accordingly, the Company urges that caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk

The Company’s net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts and, to a lesser extent, option contracts are utilized to protect the Company’s cash flow from changes in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary foreign currency exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of September 30, 2009, the Company’s full year coverage for projected transactions in these currencies was approximately 29%. As of both September 30, 2009 and December 31, 2008, the net fair value of foreign currency forward and option contracts was an asset of $4 million.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $8 million and $33 million as of September 30, 2009 and December 31, 2008, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company’s financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

See Exhibit Index on Page 63.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ MICHAEL J. WIDGREN
Michael J. Widgren
Vice President, Corporate Controller and Chief
Accounting Officer

Date: October 29, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

10.1	Eighth Amendment to Credit Agreement, dated as of July 15, 2009, among Visteon Corporation, certain of its subsidiaries, Ford Motor Company, as sole lender and swingline lender, and The Bank of New York Mellon, as administrative agent.
12.1	Statement re: Computation of Ratios.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated October 29 , 2009.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated October 29, 2009.
32.1	Section 1350 Certification of Chief Executive Officer dated October 29, 2009.
32.2	Section 1350 Certification of Chief Financial Officer dated October 29, 2009.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.