Form 10-K
period 2009-12-31
VISTEON CORP
filed 2010-02-26
CIK 1111335

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009, or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No   ✓

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009 (the last business day of the most recently completed second fiscal quarter) was approximately $19.6 million.

As of February 22, 2010, the registrant had outstanding 130,324,581 shares of common stock.

Document Incorporated by Reference

Document	Where Incorporated

None	None

PART I

ITEM 1.	BUSINESS

General

Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of climate, interiors and electronics systems, modules and components to global automotive original equipment manufacturers (“OEMs”). Headquartered in Van Buren Township, Michigan, Visteon has a workforce of approximately 29,500 employees and a network of manufacturing operations, technical centers customer service centers and joint ventures in every major geographic region of the world. The Company was incorporated in Delaware in January 2000 as a wholly-owned subsidiary of Ford Motor Company (“Ford” or “Ford Motor Company”). Subsequently, Ford transferred the assets and liabilities comprising its automotive components and systems business to Visteon. The Company separated from Ford on June 28, 2000 when all of the Company’s common stock was distributed by Ford to its shareholders.

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

During 2008, weakened economic conditions, largely attributable to the global credit crisis, and erosion of consumer confidence, negatively impacted the automotive sector on a global basis. Significant factors including the deterioration of housing values, rising fuel prices, equity market volatility and rising unemployment levels resulted in consumers delaying purchases of durable goods, particularly highly deliberated purchases such as automobiles. Additionally, the absence of available credit hindered vehicle affordability, forcing consumers out of the market globally. Together these factors combined to drive a severe decline in demand for automobiles across substantially all geographies. Despite actions taken by the Company to reduce its operating costs in 2008, the rate of such reductions did not keep pace with that of the rapidly deteriorating market conditions and related decline in OEM production volumes, which resulted in significant operating losses and cash flow usage by the Company, particularly in the fourth quarter of 2008.

ITEM 1.	BUSINESS — (Continued)

Bankruptcy Proceedings

On March 31, 2009, Visteon UK Limited, a company organized under the laws of England and Wales and an indirect, wholly-owned subsidiary of the Company (the “UK Debtor”), filed for administration (the “UK Administration”) under the United Kingdom Insolvency Act of 1986 with the High Court of Justice, Chancery division in London, England. The UK Administration does not include the Company or any of the Company’s other subsidiaries. The UK Administration was initiated in response to continuing operating losses of the UK Debtor and mounting labor costs and their related demand on the Company’s cash flows. The effect of the UK Debtor’s entry into administration was to place the management, affairs, business and property of the UK Debtor under the direct control of the Administrators. Since their appointment, the Administrators have wound down the business of the UK Debtor and closed its operations in Enfield, UK, Basildon, UK and Belfast, UK, and made the employees redundant. The Administrators continue to realize the UK Debtor’s assets, primarily comprised of receivables.

Amounts related to contingent liabilities for potential claims under the UK Administration, which may result from (i) negotiations; (ii) actions of the Administrators; (iii) resolution of contractual arrangements, including unexpired leases; (iv) assertions by the UK Pensions Regulator; and, (v) material adverse developments; or other events, may be recorded in future periods. Accordingly, no assurance can be provided that the Company will not be subject to future litigation and/or liabilities related to the UK Administration. Additional liabilities, if any, will be recorded when they become probable and estimable and could materially affect the Company’s results of operations and financial condition in future periods.

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

The Chapter 11 Proceedings were initiated in response to sudden and severe declines in global automotive production and the adverse impact on the Company’s cash flows and liquidity. Under the Chapter 11 Proceedings, the Debtors expect to develop and implement a plan to restructure their capital structure and operations to reflect the current automotive industry demand. Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. Subsequent to the petition date, the Debtors received approval from the Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Debtors’ operations including employee obligations, tax matters and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs, limited foreign business operations, adequate protection payments and certain other pre-petition claims. Additionally, the Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business.

ITEM 1.	BUSINESS — (Continued)

The Company’s financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization of the business have been reported separately as reorganization items in the Company’s statements of operations. Additionally, pre-petition liabilities subject to compromise under a plan of reorganization have been reported separately from both pre-petition liabilities that are not subject to compromise and from liabilities arising subsequent to the petition date. Liabilities expected to be affected by a plan of reorganization are reported at amounts expected to be allowed, even if they may be settled for lesser amounts and have been reported separately on the Company’s balance sheets as liabilities subject to compromise.

Section 365 of the Bankruptcy Code permits the Debtors to assume, assume and assign, or reject certain pre-petition executory contracts subject to the approval of the Court and certain other conditions. Rejection constitutes a Court-authorized breach of the contract in question and, subject to certain exceptions, relieves the Debtors of their future obligations under such contract but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts are rejected may file claims against the rejecting Debtor for damages. Generally, the assumption, or assumption and assignment, of an executory contract requires a debtor to cure all prior defaults under such executory contract and to provide adequate assurance of future performance. Additional liabilities subject to compromise and resolution in the chapter 11 cases have been asserted as a result of damage claims created by the Debtors’ rejection of executory contracts.

The Debtors are currently funding post-petition operations under a temporary cash collateral order from the Court and a $150 million Senior Secured Super Priority Priming Debtor in Possession Credit and Guaranty Agreement (“DIP Credit Agreement”), under which the Company has borrowed $75 million and may borrow the remaining $75 million in one additional advance prior to maturity, subject to certain conditions. The Company’s non-debtor subsidiaries, primarily non-U.S. subsidiaries, have been excluded from the Chapter 11 Proceedings and are funding their operations through cash generated from operating activities supplemented by customer support agreements and local financing arrangements or through cash transfers from the Debtors subject to specific authorization from the Court. The Company has also entered into various accommodation and other support agreements with certain North American and European customers that provide for additional liquidity through cash surcharge payments, payments for research and engineering costs, accelerated payment terms, asset sales and other commercial arrangements. There can be no assurance that cash on hand and other available funds will be sufficient to meet the Company’s reorganization or ongoing cash needs or that the Company will be successful in extending the duration of the temporary cash collateral order with the Court or that the Company will remain in compliance with all necessary terms and conditions of the DIP Credit Agreement or that the lending commitments under the DIP Credit Agreement will not be terminated by the lenders.

On August 26, 2009, pursuant to the Bankruptcy Code, the Debtors filed statements and schedules with the Court setting forth the assets and liabilities of the Debtors as of the Petition Date. In September 2009, the Debtors issued approximately 57,000 proof of claim forms to their current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. An October 15, 2009 bar date was set for the filing of proofs of claim against the Debtors. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Chapter 11 Proceedings. Accordingly, liabilities associated with such claims remain subject to future adjustments, which may result from (i) negotiations; (ii) actions of the Court; (iii) disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. However, the Court will ultimately determine liability amounts, if any, that will be allowed for these claims.

ITEM 1.	BUSINESS — (Continued)

On December 17, 2009, the Debtors filed a plan of reorganization (the “Plan”) and related disclosure statement (the “Disclosure Statement”) with the Court. The Plan and Disclosure Statement as filed with the Court outline a proposal for the settlement of claims against the estate of the Debtors based on an estimate of the overall enterprise value. As set forth in the Disclosure Statement, the Plan is predicated on the termination of certain pension plans to ensure the equitization of secured term lender interests. The Plan calls for settlement of the Debtors’ estate through the split of equity interests in the reorganized Debtors between the secured interests (96%) and the Pension Benefit Guaranty Corporation (4%) on account of its controlled group underfunding claim, which is structurally superior to the claims of other unsecured interests. Disclosure Statement hearings associated with the Plan scheduled for January and February 2010 were postponed to allow more time to consider alternatives to the Plan.

Because a Court confirmed plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders, the ultimate settlement of such claims is subject to various uncertainties. Accordingly, no assurance can be provided as to what values, if any, will be ascribed in the Chapter 11 Proceedings to these or any other constituencies in regards to what types or amounts of distributions, if any, will be received. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed without acceptance by all constituents and without the receipt or retention of any property on account of all interests under the plan. The Company believes that its presently outstanding equity securities will have no value and will be canceled under any plan of reorganization and it urges that caution be exercised with respect to existing and future investments in any security of the Company. For a discussion of certain risks and uncertainties related to the Debtors’ chapter 11 cases and reorganization objectives refer to Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

Additional details regarding the status of the Company’s Chapter 11 Proceedings are included herein under Note 4, “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code,” to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

The Company’s Industry

The Company supplies a range of integrated systems, modules and components to vehicle manufacturers for use in the manufacture of new vehicles. In general, the automotive sector is capital and labor intensive, operates under highly competitive conditions, experiences slow growth and is cyclical in nature. Accordingly, the financial performance of the industry is highly sensitive to changes in overall economic conditions.

Global economic instability and the lack of available credit negatively impacted the automotive sector on a global basis during 2009, resulting in decreased sales and significant production cuts. Although global automobile production during 2009 was lower than 2008, the true severity of the decline was masked by numerous government stimulus programs and significant growth in certain emerging automotive markets, such as China, where light vehicle sales increased to all-time record high levels surpassing the U.S. for the first time. The brunt of the 2009 decline was felt in developed markets such as the U.S. where light vehicle production levels were the lowest since the 1940s, U.S. domiciled OEM’s General Motors and Chrysler filed for chapter 11 bankruptcy protection and manufacturing capacity and headcount were drastically cut by virtually all OEMs and suppliers with a presence in the U.S.

ITEM 1.	BUSINESS — (Continued)

The after affects of the economic downturn and related credit crisis are driving new perspectives on historical industry norms and are expected to continue to drive significant change in the landscape of the global automotive industry. Such changes include shifting OEM market shares, industry consolidation, reducing production capacity and restructuring in developed markets and continued expansion in developing automotive markets. Automotive suppliers will continue to be challenged by the need to rapidly adapt accordingly, necessitating changes to operating structures and market approaches, capacity reductions and restructuring activities, business exits and divestitures, elimination of global complexity, new and/or expanded strategic alliances and partnerships, and improved financial stability. Other significant trends and developments in the automotive industry include:

•	Growth in emerging economies — Developing automotive markets including Brazil, Russia, China and India, represent significant growth opportunities attributable to the increasing income levels of the large middle class in these countries and their need to achieve basic mobility. However, vehicle affordability remains a challenge for OEMs and consumers in these markets, which has resulted in collaborative low cost vehicle development efforts between suppliers and OEMs. The low-cost car presents an opportunity for suppliers to participate with OEMs in a collaborative “design-to-cost” approach leveraging technology available in current products and applying innovative solutions to adapt the functionality to a much simpler variant with lower cost, while ensuring safety and performance. Supporting OEM low cost car development also presents suppliers with the opportunity to participate in the reinvention of how vehicles will be designed and assembled in the future.

•	Fuel efficiency and green initiatives — In the wake of the increased cost of petroleum-based fuel, global regulatory momentum to reduce emissions, and consumer demand for more environmentally friendly products, OEMs have turned to alternative fuel combustion engines, electric vehicles and other environmentally conscious technologies. Gas-electric hybrid vehicles, as well as, all-electric and hydrogen vehicles are increasing in popularity with consumers. Additionally, OEMs are designing their vehicles with more renewable materials and are reducing the level of volatile organic compounds in their vehicles. Successful suppliers must enable the green initiatives of their customers and maintain their own environmentally conscious approach to manufacturing on a global basis.

•	Vehicle safety, comfort and convenience — Consumers are increasingly interested in products that make them feel safer and more secure. Accordingly, OEMs are incorporating more safety oriented technologies into their vehicles such as air bags, anti-lock brakes, traction control, adaptive and driver visibility enhancing lighting and driver awareness capabilities. Digital and portable technologies have dramatically influenced the lifestyle of today’s consumers who expect products that enable such a lifestyle. This requires increased electronic and technical content such as in-vehicle communication, navigation and entertainment capabilities. While OEMs are taking different paths to connect their vehicles to high-speed broadband internet connections in the short-term, future vehicles are expected to be built with vehicle-to-vehicle connectivity systems. To achieve sustainable profitable growth, automotive suppliers must effectively support their customers in developing and delivering integrated products and innovative technologies at competitive prices that provide for differentiation and that address consumer preferences for vehicle safety, comfort and convenience. Suppliers that are able to generate new products and add a greater intrinsic value to the end consumer will have a significant competitive advantage.

ITEM 1.	BUSINESS — (Continued)

•	Customer price pressures and raw material cost inflation — Virtually all OEMs have aggressive price reduction initiatives and objectives each year with their suppliers. Additionally, in recent years the automotive supply industry has experienced significant inflationary pressures, primarily in ferrous and non-ferrous metals and petroleum-based commodities, such as resins. These inflationary pressures have placed significant operational and financial burdens on automotive suppliers at all levels. Generally, the increased costs of raw materials and components used in the manufacture of the Company’s products have been difficult to pass on to customers and the need to maintain a continued supply of raw materials has made it difficult to resist price increases and surcharges imposed by suppliers. Accordingly, successful suppliers must be able to reduce their operating costs in order to maintain profitability. The Company has taken steps to reduce its operating costs to offset customer price reductions through operating efficiencies, new manufacturing processes, sourcing alternatives and other cost reduction initiatives.

Financial Information about Segments

The Company’s operations are organized in global product groups, including Climate, Electronics and Interiors. Additionally, the Company operates a centralized administrative function to monitor and facilitate the delivery of transition services in support of divestiture transactions primarily related to the ACH Transactions. Further information relating to the Company’s reportable segments can be found in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (Note 22, “Segment Information,” to the Company’s consolidated financial statements).

The Company’s Products and Services

The following discussion provides an overview description of the products associated with major design systems within each of the Company’s global product groups and a summary of services provided by the Company.

Climate Product Group

The Company is one of the leading global suppliers in the design and manufacturing of components, modules and systems that provide automotive heating, ventilation, air conditioning and powertrain cooling.

Climate Products	Description

Climate Systems	The Company designs and manufactures fully integrated heating, ventilation and air conditioning (“HVAC”) systems. The Company’s proprietary analytical tools and systems integration expertise enables the development of climate-oriented components, sub-systems and vehicle-level systems. Products contained in this area include: evaporators, condensers, heater cores, climate controls, compressors, air handling cases and fluid transport systems.

Powertrain Cooling Systems	The Company designs and manufactures components and modules that provide cooling and thermal management for the vehicle’s engine and transmission, as well as for batteries and power electronics on hybrid and electric vehicles. The Company’s systems expertise and proprietary analytical tools enable development of components and modules to meet a wide array of thermal management needs. Products contained in this area include: radiators, oil coolers, charge air coolers, exhaust gas coolers, battery and power electronics coolers and systems and fluid transport systems.

ITEM 1.	BUSINESS — (Continued)

Electronics Product Group

The Company is one of the leading global suppliers of advanced in-vehicle entertainment, driver information, wireless communication, climate control, body and security electronics and lighting technologies and products.

Electronics Products	Description

Audio / Infotainment Systems	The Company produces a wide range of audio/infotainment systems and components to provide in-vehicle information and entertainment, including base radio/CD head units, infotainment head units with integrated DVD/navigation, premium audiophile systems and amplifiers, and rear seat family entertainment systems. Examples of the Company’s latest audio/infotainment products include digital and satellite radios, HDtm and DABtm broadcast tuners, MACH® Voice Link technology and a range of connectivity solutions for portable devices.

Driver Information Systems	The Company designs and manufacturers a wide range of instrument clusters and displays to assist driving, ranging from standard analog-electronic clusters to high resolution, fully-configurable, large-format digital LCD devices for the luxury vehicle segment.

Electronic Climate Controls and Integrated Control Panels	The Company designs and manufactures a complete line of climate control modules with capability to provide full system integration. The array of modules available varies from single zone manual electronic modules to fully automatic multiple zone modules. The Company also provides integrated control panel assemblies which incorporate audio, climate and other feature controls to allow customers to deliver unique interior styling options and electrical architecture flexibility.

Powertrain and Feature Control Modules	The Company designs and manufactures a wide range of powertrain and feature control modules. Powertrain control modules cover a range of applications from single-cylinder small engine control systems to fully-integrated V8/V10 engine and transmission controllers. Feature control modules typically manage a variety of powertrain and other vehicle functions, including controllers for fuel pumps, 4x4 transfer cases, intake manifold tuning valves, security and voltage regulation systems and various customer convenience features.

Lighting	The Company designs and builds a wide variety of headlamps (projector, reflector or advanced front lighting systems), rear combination lamps, center high-mounted stop lamps and fog lamps. The Company utilizes a variety of light-generating sources including light emitting diode, high intensity discharge and halogen-based systems.

Interiors Product Group

The Company is one of the leading global suppliers of cockpit modules, instrument panels, door and console modules and interior trim components.

Interiors Products	Description

Cockpit Modules	The Company’s cockpit modules incorporate structural, electronic, climate control, mechanical and safety components. Customers are provided with a complete array of services including advanced engineering and computer-aided design, styling concepts and modeling and in-sequence delivery of manufactured parts. The Company’s cockpit modules are built around its instrument panels which consist of a substrate and the optional assembly of structure, ducts, registers, passenger airbag system (integrated or conventional), finished panels and the glove box assembly.

Door Panels and Trims	The Company provides a wide range of door panels / modules as well as a variety of interior trim products.

Console Modules	The Company’s consoles deliver flexible and versatile storage options to the consumer. The modules are interchangeable units and offer consumers a wide range of storage options that can be tailored to their individual needs.

ITEM 1.	BUSINESS — (Continued)

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

Vehicle Manufacturers

The Company sells to all of the world’s largest vehicle manufacturers including BMW, Chrysler Group LLC, Daimler AG, Ford, General Motors, Honda, Hyundai, Kia, Mazda, Mitsubishi, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen, as well as emerging new vehicle manufacturers in Asia. The Company’s largest customers include Ford and Hyundai Kia Automotive Group, accounting for 28% and 27%, respectively, of 2009 product sales.

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

The Company’s primary independent competitors include Alpine Electronics, Inc., Automotive Lighting Reutlingen GmbH, Behr GmbH & Co. KG, Continental AG, Delphi Corporation, Denso Corporation, Faurecia Group, Harman International AKG, Hella KGaA, International Automotive Components Group, Johnson Controls, Inc., Koito Manufacturing Co., Ltd., Magna International Inc., Robert Bosch GmbH and Valéo S.A.

The Company’s Product Sales Backlog

Anticipated net product sales for 2010 through 2012 from new and replacement programs, less net sales from phased-out and canceled programs are approximately $496 million. The Company’s estimate of anticipated net sales may be impacted by various assumptions, including vehicle production levels on new and replacement programs, customer price reductions, currency exchange rates and the timing of program launches. In addition, the Company typically enters into agreements with its customers at the beginning of a vehicle’s life for the fulfillment of customers’ purchasing requirements for the entire production life of the vehicle. These agreements generally may be terminated by customers at any time. Therefore, this anticipated net sales information does not represent firm orders or firm commitments.

The Company’s International Operations

Financial information about sales and net property by major geographic region can be found in Note 22, “Segment Information,” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations. The following table sets forth the Company’s net sales, including product sales and services revenues, and net property and equipment by geographic region as a percentage of total consolidated net sales and total consolidated net property and equipment, respectively.

				Net Property
	Net Sales			and Equipment
	Year Ended December 31			December 31
	2009	2008	2007	2009	2008
Geographic region:
United States	38%	34%	36%	28%	33%
Mexico	—	1%	—	3%	3%
Canada	1%	1%	1%	1%	1%
Intra-region eliminations	—	(1)%	—	—	—

Total North America	39%	35%	37%	32%	37%
Germany	2%	3%	4%	2%	2%
France	9%	8%	8%	8%	7%
United Kingdom	1%	4%	5%	—	1%
Portugal	5%	5%	5%	6%	5%
Spain	4%	6%	6%	4%	4%
Czech Republic	6%	6%	5%	11%	10%
Hungary	5%	5%	4%	4%	4%
Other Europe	4%	2%	1%	3%	3%
Intra-region eliminations	(1)%	(1)%	(2)%	—	—

Total Europe	35%	38%	36%	38%	36%
Korea	24%	22%	20%	17%	14%
China	6%	3%	2%	4%	4%
India	3%	2%	2%	3%	3%
Japan	2%	2%	2%	1%	1%
Other Asia	2%	2%	2%	2%	2%
Intra-region eliminations	(2)%	(1)%	(1)%	—	—

Total Asia	35%	30%	27%	27%	24%
South America	6%	5%	5%	3%	3%
Inter-region eliminations	(15)%	(8)%	(5)%	—	—

	100%	100%	100%	100%	100%

ITEM 1.	BUSINESS — (Continued)

Seasonality and Cyclicality of the Company’s Business

Historically, the Company’s business has been moderately seasonal because its largest North American customers typically cease production for approximately two weeks in July for model year changeovers and approximately one week in December during the winter holidays. Customers in Europe historically shut down vehicle production during a portion of August and one week in December. Additionally, third quarter automotive production traditionally is lower as new vehicle models enter production.

However, the market for vehicles is cyclical and is heavily dependent upon general economic conditions, consumer sentiment and spending and credit availability. During 2008 and 2009, the automotive sector was negatively impacted by global economic instability and the lack of available credit. Although global automobile production during 2009 was lower than 2008, the true severity of the decline was masked by numerous government stimulus programs and significant growth in certain emerging automotive markets, which caused vehicle production volumes to vary from historical patterns.

The Company’s Workforce and Employee Relations

The Company’s workforce as of December 31, 2009 included approximately 29,500 persons, of which approximately 9,500 were salaried employees and 20,000 were hourly workers. As of December 31, 2009, the Company leased approximately 1,000 salaried employees to ACH under the terms of the Amended Salaried Employee Lease Agreement.

A substantial number of the Company’s hourly workforce in the U.S. are represented by unions and operate under collective bargaining agreements. In connection with the ACH Transactions, the Company terminated its lease from Ford of its UAW Master Agreement hourly workforce. Many of the Company’s European and Mexican employees are members of industrial trade unions and confederations within their respective countries. Many of these organizations operate under collectively bargained contracts that are not specific to any one employer. The Company constantly works to establish and maintain positive, cooperative relations with its unions around the world and believes that its relationships with unionized employees are satisfactory. There have been no significant work stoppages in the past five years, except for brief work stoppages by employees at several climate manufacturing facilities located in India and South Korea during June, July and August of 2008.

The Company’s Product Research and Development

The Company’s research and development efforts are intended to maintain leadership positions in core product lines and provide the Company with a competitive edge as it seeks additional business with new and existing customers. The Company also works with technology development partners, including customers, to develop technological capabilities and new products and applications. Total research and development expenditures were approximately $328 million in 2009, decreasing from $434 million in 2008 and $510 million in 2007. The decreases are attributable to divestitures, shifting engineering headcount from high-cost to low-cost countries as well as right-sizing efforts.

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

The Company’s Raw Materials and Suppliers

Raw materials used by the Company in the manufacture of its products include aluminum, resins, precious metals, steel, urethane chemicals and electronics components. All of the materials used are generally available from numerous sources. In general, the Company does not carry inventories of raw materials in excess of those reasonably required to meet production and shipping schedules. To date, the Company has not experienced any significant shortages of raw materials nor does it anticipate significant interruption in the supply of raw materials. However, the possibilities of such shortages exist, especially in light of unstable global economic conditions and the fragile state of the automotive sector.

Over the past few years the automotive supply industry has experienced significant inflationary pressures with respect to raw materials, which have placed operational and financial burdens on the entire supply chain. During 2008 and 2009 those inflationary pressures decreased due to the overall reduction in demand resulting from weakened economic conditions and the global credit crisis. While the costs of raw materials have receded from recent high levels, the Company continues to take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with customers include collaboration on alternative product designs and material specifications, contractual price escalation clauses and negotiated customer recoveries. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that it will be successful in fully offsetting increased costs resulting from inflationary pressures in the future.

Impact of Environmental Regulations on the Company

The Company is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company is also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties it presently owns or operates and at third-party disposal or treatment facilities to which these sites send or arranged to send hazardous waste. The Company makes capital expenditures in the normal course of business as necessary to ensure that its facilities are in compliance with applicable environmental laws and regulations. For 2009, capital expenditures associated with environmental compliance were not material nor did such expenditures have a materially adverse effect on the Company’s earning or competitive position. The Company does not anticipate that its environmental compliance costs will be material in 2010.

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

The Company is aware of contamination at some of its properties and relating to various third-party Superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites and at December 31, 2009, had recorded a reserve of approximately $1 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

The Company’s Website and Access to Available Information

The Company’s current and periodic reports filed with the United States Securities and Exchange Commission (“SEC”), including amendments to those reports, may be obtained through its internet website at www.visteon.com free of charge as soon as reasonably practicable after the Company files these reports with the SEC. A copy of the Company’s code of business conduct and ethics for directors, officers and employees of Visteon and its subsidiaries, entitled “Ethics and Integrity Policy,” the Corporate Governance Guidelines adopted by the Company’s Board of Directors and the charters of each committee of the Board of Directors are also available on the Company’s website. A printed copy of the foregoing documents may be requested by contacting the Company’s Investor Relations department in writing at One Village Center Drive, Van Buren Township, MI 48111; by phone (800) 847-8366; or via email at investor@visteon.com.

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

The Company is subject to the risks and uncertainties associated with the Chapter 11 Proceedings.

For the duration of the Chapter 11 Proceedings, the Company’s operations and the Company’s ability to execute its business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•	the Debtor’s ability to obtain approval of the Court with respect to motions filed in the Chapter 11 Proceedings from time to time;

•	the Company’s ability to obtain and maintain normal trade terms with suppliers and service providers and maintain contracts that are critical to its operations;

•	the Company’s ability to attract, motivate, and retain key employees;

•	the Company’s ability to attract and retain customers;

•	the Company’s ability to fund and execute its business plan; and

•	the Debtor’s ability to obtain creditor and Court approval for, and then to consummate, a plan of reorganization to emerge from bankruptcy.

The Company will also be subject to risks and uncertainties with respect to the actions and decisions of the creditors and other third parties who have interests in the Chapter 11 Proceedings that may be inconsistent with the Company’s restructuring and business goals.

These risks and uncertainties could affect the Company’s business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Proceedings could adversely affect the Company’s sales and relationships with its customers, as well as with its suppliers and employees, which in turn could adversely affect the Company’s operations and financial condition. In addition, pursuant to the Bankruptcy Code, the Debtors need approval of the Court for transactions outside the ordinary course of business, which may limit its ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with the Chapter 11 Proceedings, the Company cannot predict or quantify the ultimate impact that events occurring during the reorganization process will have on its business, financial condition and results of operations.

As a result of the Chapter 11 Proceedings, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors in possession, and subject to approval of the Court, or otherwise as permitted in the normal course of business or Court order, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements included in this Annual Report on Form 10-K. Further, a confirmed plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the Company’s consolidated financial statements included in this Annual Report on Form 10-K. The historical consolidated financial statements do not include any adjustments to the reported amounts of assets or liabilities that might be necessary as a result of confirmation of a plan of reorganization.

ITEM 1A.	RISK FACTORS — (Continued)

Continued declines in the production levels of the Company’s major customers could reduce the Company’s sales and harm its profitability.

Demand for the Company’s products is directly related to the automotive vehicle production of the Company’s major customers. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements and other factors. Automotive industry conditions in North America and Europe have been and continue to be extremely challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and rapidly declining sales. In Europe, the market structure is more fragmented with significant overcapacity and declining sales. The Company’s business in 2008 and 2009 has been severely affected by the turmoil in the global credit markets, significant reductions in new housing construction, volatile fuel prices and recessionary trends in the U.S. and global economies. These conditions had a dramatic impact on consumer vehicle demand in 2008, resulting in the lowest per capita sales rates in the United States in half a century and lower global automotive production following six years of steady growth.

The financial distress of the Company’s major customers and within the supply base could significantly affect its operating performance.

During 2009, automotive OEMs, particularly those with substantial sales in the United States, experienced decreased demand for their products, which resulted in lower production levels on several of the Company’s key platforms, particularly light truck platforms. In addition, these customers have experienced declining market shares in North America and are continuing to restructure their North American operations in an effort to improve profitability. The domestic automotive manufacturers are also burdened with substantial structural costs, such as pension and healthcare costs that have impacted their profitability and labor relations. Several other global automotive manufacturers are also experiencing operating and profitability issues and labor concerns. In this environment, it is difficult to forecast future customer production schedules, the potential for labor disputes or the success or sustainability of any strategies undertaken by any of the Company’s major customers in response to the current industry environment. This environment may also put additional pricing pressure on suppliers to OEMs, such as the Company, which would reduce such suppliers’ (including the Company’s) margins. In addition, cuts in production schedules are also sometimes announced by customers with little advance notice, making it difficult for suppliers to respond with corresponding cost reductions.

Given the difficult environment in the automotive industry, there is an increased risk of bankruptcies or similar events among the Company’s customers. Both General Motors Corporation (“GM”) and Chrysler LLC have sought bankruptcy protection and obtained funding support from the U.S. federal government. While the operations of Chrysler LLC and GM have been sold to a third-party, the financial prospects of certain of the Company’s significant customers remain highly uncertain.

The Company’s supply base has also been adversely affected by industry conditions. Lower production levels for the global automotive OEMs and increases in certain raw material, commodity and energy costs during 2009 have resulted in severe financial distress among many companies within the automotive supply base. Several large suppliers have filed for bankruptcy protection or ceased operations. Unfavorable industry conditions have also resulted in financial distress within the Company’s supply base, an increase in commercial disputes and other risks of supply disruption. In addition, the current adverse industry environment has required the Company to provide financial support to distressed suppliers or take other measures to ensure uninterrupted production. While the Company has taken certain actions to mitigate these factors, those actions have offset only a portion of the overall impact on the Company’s operating results. The continuation or worsening of these industry conditions would adversely affect the Company’s profitability, operating results and cash flow.

ITEM 1A.	RISK FACTORS — (Continued)

The Company is highly dependent on Ford Motor Company and Hyundai Kia Automotive Group and decreases in such customers’ vehicle production volumes would adversely affect the Company.

Ford is the Company’s largest customer and accounted for approximately 28% of total product sales in 2009, 34% of total product sales in 2008 and 39% of total product sales in 2007. Additionally, Hyundai Kia Automotive Group (“Hyundai Kia”) has rapidly become another one of the Company’s largest customers — accounting for 27% of the Company’s total product sales in 2009, and such percentage is expected to increase in the future. Any change in Ford’s and/or Hyundai Kia’s vehicle production volumes will have a significant impact on the Company’s sales volume and reorganization efforts.

Furthermore, the Company currently leases approximately 1,000 salaried employees to ACH, a company controlled by Ford, and Ford reimburses the Company for certain costs related to separating any of the leased employees should ACH no longer request its services. In the event that Ford is unable or unwilling to fulfill its obligations to reimburse the Company for these costs, the Company could be adversely affected.

Lastly, the creditors’ committee, in connection with the investigatory period provided under the ABL cash collateral order, is investigating potential claims against Ford and/or ACH in connection with, among other events, the Company’s spin-off from Ford in 2000 and the ACH Transactions in 2005. The Company believes that Ford’s continued support as a key customer is critical to the Company’s business plan and the Company’s emergence from bankruptcy. Protracted litigation against Ford, including litigation by the committee seeking derivative standing to pursue claims of uncertain merit, could delay or prevent the Company’s emergence from bankruptcy and put at risk future revenue from the Company’s relationship with Ford.

The discontinuation of, loss of business or lack of commercial success, with respect to a particular vehicle model for which the Company is a significant supplier could reduce the Company’s sales and harm its profitability.

Although the Company has purchase orders from many of its customers, these purchase orders generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specific quantity of products. In addition, it is possible that customers could elect to manufacture components internally that are currently produced by outside suppliers, such as the Company. The discontinuation of, the loss of business with respect to or a lack of commercial success of a particular vehicle model for which the Company is a significant supplier could reduce the Company’s sales and harm the Company’s profitability.

The Company’s substantial international operations make it vulnerable to risks associated with doing business in foreign countries.

As a result of the Company’s global presence, a significant portion of the Company’s revenues and expenses are denominated in currencies other than the U.S. dollar. In addition, the Company has manufacturing and distribution facilities in many foreign countries, including countries in Europe, Central and South America and Asia. International operations are subject to certain risks inherent in doing business abroad, including:

•	exposure to local economic conditions, expropriation and nationalization, foreign exchange rate fluctuations and currency controls;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	investment restrictions or requirements;

•	export and import restrictions; and

•	increases in working capital requirements related to long supply chains.

ITEM 1A.	RISK FACTORS — (Continued)

Expanding the Company’s business in Asia and Europe and enhancing the Company’s business relationships with Asian and European automotive manufacturers worldwide are important elements of the Company’s long-term business strategy. In addition, the Company has invested significantly in joint ventures with other parties to conduct business in South Korea, China and elsewhere in Asia. The Company’s ability to repatriate funds from these joint ventures depends not only upon its uncertain cash flows and profits, but also upon the terms of particular agreements with the Company’s joint venture partners and maintenance of the legal and political status quo. As a result, the Company’s exposure to the risks described above is substantial. The likelihood of such occurrences and its potential effect on the Company vary from country to country and are unpredictable. However, any such occurrences could be harmful to the Company’s business and the Company’s profitability.

Escalating price pressures from customers may adversely affect the Company’s business.

Downward pricing pressures by automotive manufacturers is a characteristic of the automotive industry. Virtually all automakers have implemented aggressive price reduction initiatives and objectives each year with their suppliers, and such actions are expected to continue in the future. In addition, estimating such amounts is subject to risk and uncertainties because any price reductions are a result of negotiations and other factors. Accordingly, suppliers must be able to reduce their operating costs in order to maintain profitability. The Company has taken steps to reduce its operating costs and other actions to offset customer price reductions; however, price reductions have impacted the Company’s sales and profit margins and are expected to continue to do so in the future. If the Company is unable to offset customer price reductions in the future through improved operating efficiencies, new manufacturing processes, sourcing alternatives and other cost reduction initiatives, the Company’s results of operations and financial condition will likely be adversely affected.

Inflation may adversely affect the Company’s profitability and the profitability of the Company’s tier 2 and tier 3 supply base.

The automotive supply industry has experienced significant inflationary pressures, primarily in ferrous and non-ferrous metals and petroleum-based commodities, such as resins. These inflationary pressures have placed significant operational and financial burdens on automotive suppliers at all levels, and are expected to continue for the foreseeable future. Generally, it has been difficult to pass on, in total, the increased costs of raw materials and components used in the manufacture of the Company’s products to its customers. In addition, the Company’s need to maintain a continuing supply of raw materials and/or components has made it difficult to resist price increases and surcharges imposed by its suppliers.

Further, this inflationary pressure, combined with other factors, has adversely impacted the financial condition of several domestic automotive suppliers, resulting in several significant supplier bankruptcies. Because the Company purchases various types of equipment, raw materials and component parts from suppliers, the Company may be materially and adversely affected by the failure of those suppliers to perform as expected. This non-performance may consist of delivery delays, failures caused by production issues or delivery of non-conforming products, or supplier insolvency or bankruptcy. Consequently, the Company’s efforts to continue to mitigate the effects of these inflationary pressures may be insufficient if conditions worsen, thereby negatively impacting the Company’s financial results.

ITEM 1A.	RISK FACTORS — (Continued)

The Company could be negatively impacted by supplier shortages.

In an effort to manage and reduce the costs of purchased goods and services, the Company, like many suppliers and automakers, has been consolidating its supply base. As a result, the Company is dependent on single or limited sources of supply for certain components used in the manufacture of its products. The Company selects its suppliers based on total value (including price, delivery and quality), taking into consideration production capacities and financial condition. However, there can be no assurance that strong demand, capacity limitations or other problems experienced by the Company’s suppliers will not result in occasional shortages or delays in the supply of components. If the Company were to experience a significant or prolonged shortage of critical components from any of its suppliers, particularly those who are sole sources, and could not procure the components from other sources, the Company would be unable to meet its production schedules for some of its key products or to ship such products to its customers in a timely fashion, which would adversely affect sales, margins, and customer relations.

Work stoppages and similar events could significantly disrupt the Company’s business.

Because the automotive industry relies heavily on just-in-time delivery of components during the assembly and manufacture of vehicles, a work stoppage at one or more of the Company’s manufacturing and assembly facilities could have material adverse effects on the business. Similarly, if one or more of the Company’s customers were to experience a work stoppage, that customer would likely halt or limit purchases of the Company’s products, which could result in the shut down of the related manufacturing facilities. A significant disruption in the supply of a key component due to a work stoppage at one of the Company’s suppliers or any other supplier could have the same consequences, and accordingly, have a material adverse effect on the Company’s financial results.

Impairment charges relating to the Company’s assets and possible increases to their valuation allowances may have a material adverse effect on its earnings and results of operations.

The Company recorded asset impairment charges of $9 million, $234 million and $95 million in 2009, 2008 and 2007, respectively, to adjust the carrying value of certain assets to their estimated fair value. Additional asset impairment charges in the future may result in the Company’s failure to achieve its internal financial plans, and such charges could materially affect the Company’s results of operations and financial condition in the period(s) recognized. In addition, the Company cannot provide assurance that it will be able to recover remaining net deferred tax assets, which are dependent upon achieving future taxable income in certain foreign jurisdictions. Failure to achieve its taxable income targets may change the Company’s assessment of the recoverability of its remaining net deferred tax assets and would likely result in an increase in the valuation allowance in the applicable period. Any increase in the valuation allowance would result in additional income tax expense, which could have a significant impact on the Company’s future results of operations.

ITEM 1A.	RISK FACTORS — (Continued)

The Company’s expected annual effective tax rate could be volatile and could materially change as a result of changes in mix of earnings and other factors.

Changes in the Company’s debt and capital structure, among other items, may impact its effective tax rate. The Company’s overall effective tax rate is equal to consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expenses and benefits are not recognized on a global basis but rather on a jurisdictional basis. Further, the Company is in a position whereby losses incurred in certain tax jurisdictions generally provide no current financial statement benefit. In addition, certain jurisdictions have statutory rates greater than or less than the United States statutory rate. As such, changes in the mix and source of earnings between jurisdictions could have a significant impact on the Company’s overall effective tax rate in future periods. Changes in tax law and rates, changes in rules related to accounting for income taxes or adverse outcomes from tax audits that regularly are in process in any of the jurisdictions in which the Company operates could also have a significant impact on the Company’s overall effective rate in future periods.

The Company may not be able to fully utilize its U.S. net operating loss carryforwards.

If the Company were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code, under current conditions, its annual federal net operating loss (“NOL”) utilization could be limited to an amount equal to its market capitalization at the time of the ownership change multiplied by the federal long-term tax exempt rate. The Company cannot provide any assurance that such an ownership change will not occur, in which case the availability of the Company’s substantial NOL carryforward and other federal income tax attributes would be significantly limited or possibly eliminated.

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

The Company faces the inherent business risk of exposure to warranty and product liability claims in the event that its products fail to perform as expected or such failure results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of the Company’s designed products are defective or are alleged to be defective, the Company may be required to participate in a recall campaign. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, automakers are increasingly expecting them to warrant their products and are increasingly looking to suppliers for contributions when faced with product liability claims or recalls. A successful warranty or product liability claim against the Company in excess of its available insurance coverage and established reserves, or a requirement that the Company participate in a product recall campaign, could have materially adverse effects on the Company’s business, results of operations and financial condition.

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

The Company’s operations are subject to U.S. and foreign environmental laws and regulations governing emissions to air; discharges to water; the generation, handling, storage, transportation, treatment and disposal of waste materials; and the cleanup of contaminated properties. Currently, environmental costs with respect to former, existing or subsequently acquired operations are not material, but there is no assurance that the Company will not be adversely impacted by such costs, liabilities or claims in the future either under present laws and regulations or those that may be adopted or imposed in the future.

Developments or assertions by or against the Company relating to intellectual property rights could materially impact its business.

The Company owns significant intellectual property, including a large number of patents, trademarks, copyrights and trade secrets, and is involved in numerous licensing arrangements. The Company’s intellectual property plays an important role in maintaining its competitive position in a number of the markets served. Developments or assertions by or against the Company relating to intellectual property rights could materially impact the Company’s business. Significant technological developments by others also could materially and adversely affect the Company’s business and results of operations and financial condition.

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

Substantially all of the Company’s employees participate in defined benefit pension plans or retirement/termination indemnity plans. The Company also sponsors other postretirement employee benefit (“OPEB”) plans in the United States and Canada. The Company’s worldwide pension and OPEB obligations exposed the Company to approximately $574 million in unfunded liabilities as of December 31, 2009, of which approximately $388 million and $120 million was attributable to unfunded U.S. and Non-U.S. pension obligations, respectively and $66 million was attributable to unfunded OPEB obligations.

The Company has previously experienced declines in interest rates and pension asset values. Future declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially deteriorate the funded status of the Company’s plans and affect the level and timing of required contributions in 2010 and beyond. Additionally, a material deterioration in the funded status of the plans could significantly increase pension expenses and reduce the Company’s profitability.

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

The Company’s principal executive offices are located in Van Buren Township, Michigan. Set forth below is a listing of the Company’s most significant manufacturing and/or assembly facilities that are owned or leased by the Company and its consolidated subsidiaries as of December 31, 2009.

Interiors		Climate		Electronics

Michigan	Benton Harbor(O)	Alabama	Shorter(L)	Pennsylvania	Lansdale(L)
Michigan	Benton Harbor(L)	Argentina	General Pacheco, Buenos Aires(O)	Brazil	Guarulhos, Sao Paulo(O)
Michigan	Highland Park(L)	Argentina	Quilmes, Buenos Aires(O)	Brazil	Manaus, Amazonas(L)
Belgium	Genk(L)	Argentina	Rio Grande, Tierra del Fuego(O)	Czech Republic	Hluk(O)
Brazil	Camacari, Bahia(L)	Canada	Belleville, Ontario(O)	Czech Republic	Novy Jicin(O)
France	Aubergenville(L)	China	Nanchang City(L)	Czech Republic	Rychvald(O)
France	Blainville(L)	China	Dalian, Lianoning(O)	Hungary	Szekesfehervar(O)
France	Carvin(O)	China	Chongqing(L)	Japan	Higashi Hiroshima(O)
France	Gondecourt(O)	China	Beijing(L)	Mexico	Apodaca, Nuevo Leon(O)
France	Noyal-Chatillon-sur- Seiche (L)	France	Charleville, Mezieres Cedex(O)	Mexico	Apodaca, Nuevo Leon(O)
France	Rougegoutte(O)	India	Chennai(L)	Mexico	Chihuahua, Chihuahua(L)
Germany	Berlin(L)	India	Bhiwadi(L)	Mexico	Chihuahua, Chihuahua(L)
Mexico	Saltillo(L)	India	Maharashtra(L)	Portugal	Palmela(O)
Philippines	Santa Rosa, Laguna(L)	Mexico	Juarez, Chihuahua(O)	Spain	Cadiz(O)
Poland	Swarzedz(L)	Mexico	Juarez, Chihuahua(L)
Slovakia	Nitra(L)	Mexico	Juarez, Chihuahua(L)
South Korea	Choongnam, Asan(O)	Portugal	Palmela(O)
South Korea	Kangse-gu, Busan-si(L)	Portugal	Palmela(O)
South Korea	Kangse-gu, Busan-si(L)	Slovakia	Llava(O)
South Korea	Shinam-myon, Yesan-gun, Choongnam(O)	Slovakia	Llava(L)
South Korea	Ulsan-si, Ulsan(O)	Slovakia	Dubnica(L)
Spain	Barcelona(L)	South Africa	Port Elizabeth(L)
Spain	Igualada(O)	South Korea	Pyungtaek(O)
Spain	Medina de Rioseco, Valladolid(O)	South Korea	Namgo, Ulsan(O)
Spain	Pontevedra(O)	South Korea	Taedok-Gu, Taejon(O)
Thailand	Amphur Pluakdaeng, Rayong(O)	Thailand	Amphur Pluakdaeng, Rayong(O)
Thailand	Bangsaothoong, Samutprakam(L)	Turkey	Gebze, Kocaeli(L)

(O) indicates owned facilities; (L) indicates leased facilities

As of December 31, 2009, the Company also owned or leased 33 corporate offices, technical and engineering centers and customer service centers in fourteen countries around the world, 29 of which were leased and 4 of which were owned. The Company considers its facilities to be adequate for its current uses. In addition, the Company’s non-consolidated affiliates operate approximately 30 manufacturing and/or assembly locations, primarily in the Asia Pacific region.

ITEM 3.	LEGAL PROCEEDINGS

On March 31, 2009, Visteon UK Limited, a company organized under the laws of England and Wales and an indirect, wholly-owned subsidiary of the Company (the “UK Debtor”), filed for administration (the “UK Administration”) under the United Kingdom Insolvency Act of 1986 with the High Court of Justice, Chancery division in London, England. The UK Administration does not include the Company or any of the Company’s other subsidiaries. The UK Administration is discussed in Note 1, “Description of Business and Basis of Presentation” as included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

On May 28, 2009, the Debtors filed voluntary petitions in the Court seeking reorganization relief under the provisions of chapter 11 of the Bankruptcy Code. The Debtors’ chapter 11 cases have been assigned to the Honorable Christopher S. Sontchi and are being jointly administered as Case No. 09-11786. The Debtors continue to operate their business as debtors-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court. Refer to Note 4, “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code,” as included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for details on the chapter 11 cases.

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at December 31, 2009 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.	EXECUTIVE OFFICERS OF VISTEON

The following table shows information about the executive officers of the Company. Ages are as of February 22, 2010:

Name	Age	Position

Donald J. Stebbins	52	Chairman, President and Chief Executive Officer
William G. Quigley III	48	Executive Vice President and Chief Financial Officer
Robert Pallash	58	Senior Vice President and President, Global Customer Group
Dorothy L. Stephenson	60	Senior Vice President, Human Resources
Julie A. Fream	46	Vice President, North American Customer Group, Strategy and Global Communications
Joy M. Greenway	49	Vice President and President, Climate Product Group
Steve Meszaros	46	Vice President and President, Electronics Product Group
Michael K. Sharnas	38	Vice President and General Counsel
James F. Sistek	45	Vice President and Chief Information Officer
Michael J. Widgren	41	Vice President, Corporate Controller and Chief Accounting Officer

Donald J. Stebbins has been Visteon’s Chairman, President and Chief Executive Officer since December 1, 2008 and a member of the Board of Directors since December 2006. Prior to that, he was President and Chief Executive Officer since June 2008 and President and Chief Operating Officer since joining the Company in May 2005. Before joining Visteon, Mr. Stebbins served as President and Chief Operating Officer of operations in Europe, Asia and Africa for Lear Corporation since August 2004, prior to that he was President and Chief Operating Officer of Lear’s operations in the Americas since September 2001, and prior to that as Lear’s Chief Financial Officer. Mr. Stebbins is also a director of WABCO Holdings.

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

Julie A. Fream has been Visteon’s Vice President, North American Customer Group, Strategy and Global Communications since August 2009. Prior to that, she was Vice President, North American Customer Group and Global Communications since January 2008. From August 2003 through December 2007, Ms. Fream was Vice President and General Manager for various North American customers, including DaimlerChrysler, Nissan NA, General Motors and Honda NA. She joined the Company in January 1998 as Associate Director, Global Marketing, Sales and Service for the Ford account.

ITEM 4A.	EXECUTIVE OFFICERS OF VISTEON — (Continued)

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

Michael K. Sharnas has been Visteon’s Vice President and General Counsel since September 2009. Prior to that, he was Assistant General Counsel since 2005 and Associate General Counsel since joining the Company in October 2002.

James F. Sistek has been Visteon’s Vice President and Chief Information Officer since April 2007. Prior to that, he was Director, Global Business Practices since joining the Company in October 2005. Before joining Visteon, Mr. Sistek served as Vice President, Global Business Practices at Lear Corporation.

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

Prior to March 6, 2009, the Company’s common stock was listed on the New York Stock Exchange (“NYSE”) under the trading symbol “VC.” On March 6, 2009, the Company’s common stock was suspended from trading on the NYSE and began trading over-the-counter under the symbol “VSTN.” The Company’s common stock currently trades under the symbol “VSTNQ.”

On May 28, 2009, the Debtors filed voluntary petitions in the Court seeking reorganization relief under the provisions of chapter 11 of the Bankruptcy Code. The Company’s plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders, but the ultimate settlement of those claims are subject to various uncertainties. The Company believes that its presently outstanding equity securities will have no value and will be canceled under any plan of reorganization and it urges that caution be exercised with respect to existing and future investments in any security of the Company.

As of February 22, 2010, the Company had 130,324,581 shares of its common stock $1.00 par value outstanding, which were owned by 95,202 shareholders of record. The table below shows the high and low sales prices for the Company’s common stock as reported by the NYSE or the Pink Sheets over-the-counter trading market, as applicable, for each quarterly period for the last two years.

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock price per share
High	$0.52	$0.48	$0.29	$0.19
Low	$0.02	$0.05	$0.08	$0.01

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — (Continued)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock price per share
High	$4.39	$5.03	$3.78	$2.31
Low	$3.02	$2.63	$1.93	$0.27

On February 9, 2005, the Company’s Board of Directors suspended the Company’s quarterly cash dividend on its common stock. Accordingly, no dividends were paid by the Company during the years ended December 31, 2009 or 2008. The Board evaluates the Company’s dividend policy based on all relevant factors. The Company’s credit agreements prohibit or limit the amount of cash payments for dividends that may be made. Additionally, the ability of the Company’s subsidiaries to transfer assets is subject to various restrictions, including regulatory requirements and governmental restraints. Refer to Note 11, “Non-Consolidated Affiliates,” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the fourth quarter of 2009.

Issuer Purchases of Equity Securities

Maximum number
			Total Number	(or Approximate
			of Shares (or units)	Dollar Value)
	Total	Average	Purchased as Part	of Shares (or Units)
	Number of	Price Paid	of Publicly	that May Yet Be
	Shares (or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

October 1, 2009 to October 31, 2009	—	$—	—	—
November 1, 2009 to November 30, 2009	—	—	—	—
December 1, 2009 to December 31, 2009	7,700	0.06	—	—

Total	7,700	$0.06	—	—

(1)	This column includes only shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share awards made pursuant to the Visteon Corporation 2004 Incentive Plan and/or the Visteon Corporation Employees Equity Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Description of the Business

Visteon is a leading global supplier of climate, interiors and electronics systems, modules and components to automotive original equipment manufacturers (“OEMs”) including BMW, Chrysler Group LLC, Daimler AG, Ford, General Motors, Honda, Hyundai, Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. The Company has a broad network of manufacturing operations, technical centers, service centers and joint venture operations throughout the world, supported by approximately 29,500 employees dedicated to the design, development, manufacture and support of its product offering and its global customers. The Company conducts its business in the automotive sector, which is a labor and capital intensive industry that is characterized by highly competitive conditions, low growth and cyclicality. Accordingly, the financial performance of the industry is highly sensitive to changes in overall economic conditions.

During 2008, weakened economic conditions, largely attributable to the global credit crisis, and erosion of consumer confidence, negatively impacted the automotive sector on a global basis. Significant factors including the deterioration of housing values, rising fuel prices, equity market volatility, and rising unemployment levels resulted in consumers delaying purchases of durable goods, particularly highly deliberated purchases such as automobiles. Additionally, the absence of available credit hindered vehicle affordability, forcing consumers out of the market globally. Together these factors combined to drive a severe decline in demand for automobiles across substantially all geographies.

During 2009, global economic instability and the lack of available credit continued to negatively impact the automotive sector. Although global automobile production during 2009 was lower than 2008, the true severity of the decline was masked by numerous government stimulus programs and significant growth in certain emerging automotive markets, such as China, where light vehicle sales increased to all-time record high levels surpassing the U.S. for the first time. The brunt of the 2009 decline was felt in developed markets such as the U.S. where light vehicle production levels were the lowest since the 1940s, U.S. domiciled OEM’s General Motors and Chrysler filed for chapter 11 bankruptcy protection and manufacturing capacity and headcount were drastically cut by virtually all OEMs and suppliers with a presence in the U.S. Despite actions taken by the Company to reduce its operating costs, the rate of such reductions did not keep pace with that of the rapidly deteriorating market conditions and related decline in OEM production volumes, which resulted in significant operating losses and cash flow usage by the Company.

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

The Chapter 11 Proceedings were initiated in response to sudden and severe declines in global automotive production and the adverse impact on the Company’s cash flows and liquidity. Under the Chapter 11 Proceedings, the Debtors expect to develop and implement a plan to restructure their capital structure to reflect the current automotive industry demand. Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. Subsequent to the Petition Date, the Debtors received approval from the Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Debtors’ operations including employee obligations, tax matters and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs, limited foreign business operations, adequate protection payments and certain other pre-petition claims. Additionally, the Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business.

Chapter 11 Financing

The Debtors are currently funding post-petition operations under a temporary cash collateral order from the Court and a $150 million Senior Secured Super Priority Priming Debtor in Possession Credit and Guaranty Agreement (“DIP Credit Agreement”), under which the Company has borrowed $75 million and may borrow the remaining $75 million in one additional advance prior to maturity, subject to certain conditions. The Company’s non-debtor subsidiaries, primarily non-U.S. subsidiaries, have been excluded from the Chapter 11 Proceedings and are funding their operations through cash generated from operating activities supplemented by customer support agreements and local financing arrangements or through cash transfers from the Debtors subject to specific authorization from the Court. There can be no assurance that cash on hand and other available funds will be sufficient to meet the Company’s reorganization or ongoing cash needs or that the Company will be successful in extending the duration of the temporary cash collateral order with the Court or that the Company will remain in compliance with all necessary terms and conditions of the DIP Credit Agreement or that the lending commitments under the DIP Credit Agreement will not be terminated by the lenders.

Customer Accommodation Agreements

In connection with the Chapter 11 Proceedings, the Company has entered into accommodation and other support agreements with certain North American and European customers that provide for additional liquidity through cash surcharge payments, payments for research and engineering costs, accelerated payment terms, asset sales and other commercial arrangements. During July 2009, the Company executed support agreements with certain European customers that provide for lump sum settlement payments for invested research and engineering costs and other unrecovered amounts, as well as, accelerated payment terms and other commercial arrangements. Additionally, during July 2009, the Debtors sold their 80% interest in Halla Climate Systems Alabama Corp. to the Debtors’ 70% owned joint venture, Halla Climate Control Corporation under Bankruptcy Code Section 363 for cash proceeds of $37 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

With effect from October 7, 2009, the date of the final Court order, the Debtors entered into a customer accommodation agreement and related access and security agreement (together, the “GM Accommodation Agreement”) with General Motors Company (“GM”). Pursuant to the GM Accommodation Agreement, GM agreed to, among other things, pay approximately $8 million in cash surcharge payments above the purchase order price for GM component parts produced; reimburse up to $10 million for restructuring costs associated with the consolidation of certain of the Company’s Mexican facilities; reimburse $4 million in up-front engineering, design and development support costs; accelerate payment terms; reimburse the Company for costs associated with the wind-down of operations related to the production of interior and fuel tank GM component parts; and pay approximately $8 million in cure payments in connection with the assumption and assignment of purchase orders with the Company in the Motors Liquidation Company (f/k/a General Motors Corporation) chapter 11 case. In general, the rights and benefits inuring to the Company and GM pursuant to the GM Accommodation Agreement expire on the earlier of the date that resourcing of production is completed or March 31, 2010.

With effect from November 12, 2009, the date of the final Court order, the Debtors entered into a customer accommodation agreement and related access and security agreement (together, the “Chrysler Accommodation Agreement”) with Chrysler Group LLC (“Chrysler”). Pursuant to the Chrysler Accommodation Agreement, Chrysler agreed to, among other things, pay surcharge payments to the Company above the purchase order price for Chrysler component parts produced by the Company in an aggregate amount of $13 million; pay approximately $5 million for the purchase of certain tooling used at the Company’s Saltillo, Mexico facility to manufacture Chrysler component parts; purchase certain designated equipment and tooling exclusively used to manufacture Chrysler component parts at the Company’s Highland Park, Michigan and Saltillo, Mexico facilities; reimburse the Company for certain costs associated with the wind-down of certain lines of Chrysler component part production; accelerate payment terms; and pay approximately $13 million to the Company as cure payments in connection with the assumption and assignment of purchase orders with the Company in the Old Carco LLC (f/k/a Chrysler LLC) chapter 11 case. In general, the rights and benefits inuring to the Company and Chrysler pursuant to the Chrysler Accommodation Agreement expire on the earlier of the date that resourcing of production is completed or March 31, 2010.

With effect from November 12, 2009, the date of the final Court order, the Company entered into (i) a customer accommodation agreement and related access and security agreement (together, the “Nissan Accommodation Agreement”) with Nissan North America, Inc. (“Nissan”), and (ii) an asset purchase agreement (the “Nissan Purchase Agreement”) among the Company, GCM-Visteon Automotive Systems, LLC, GCM-Visteon Automotive Leasing Systems, LLC, MIG-Visteon Automotive Systems, LLC, and VC Regional Assembly & Manufacturing, LLC (collectively, the “Sellers”), Haru Holdings, LLC (the “Buyer”) and Nissan. Pursuant to the Nissan Accommodation and Purchase Agreements, the Buyer agreed to pay approximately $31 million in cash plus the (a) value of certain off-site tooling and inventory dedicated to Nissan production, (b) approximately $2.5 million in wind-down costs; and (c) the amount of certain receivables from Nissan being acquired under the purchase agreement less the amount of certain payables to Nissan and Nissan affiliates assumed by Nissan. The assets sold to the Buyer, pursuant to the November 30, 2009 asset purchase transaction closing date, were primarily used for the production and assembly of automobile cockpit module, front end module and interior parts for Nissan. The majority of these assets were located at facilities in LaVergne, Tennessee; Smyrna, Tennessee; Tuscaloosa, Alabama; and Canton, Mississippi. In general, the rights and benefits inuring to the Company and Nissan pursuant to the Nissan Accommodation Agreement expire on the date six months from the effective date of a confirmed plan of reorganization.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

With effect from December 10, 2009, the date of the final Court order, the Company entered into a customer accommodation agreement and related access and security agreement with Ford and ACH (the “Ford Accommodation Agreement”). Pursuant to the Ford Accommodation Agreement, Ford and ACH agreed to provide an exit fee of $8 million, payable in two equal installments. Additionally, the majority of Ford electronic component parts currently manufactured at the Company’s Lansdale, Pennsylvania (“North Penn”) facility will be re-sourced to Cadiz Electronica S.A. and the Company will discontinue Ford production at the Springfield, Ohio facility. In connection with the resourcing or transitioning of these product lines, Ford and ACH agreed to purchase certain inventory at cost and have been granted the option to purchase dedicated equipment and tooling. Ford and ACH agreed to fund certain costs associated with resourcing production lines at the Company’s North Penn and Springfield facilities. The rights and benefits inuring to the Company, Ford and ACH pursuant to the Ford Accommodation Agreement expire on March 31, 2010, unless otherwise extended by the parties.

Generally, in exchange for benefits under these agreements, the Company has agreed to continue producing and delivering component parts to these customers during the term of the respective agreements; to provide assistance in re-sourcing production to other suppliers; to build inventory banks, as necessary to support transition; to grant customers the option to purchase dedicated equipment and tooling owned by the Company; to grant a right of access to the Company’s facilities if the Company ceases production; to grant a security interest in certain operating assets that would be necessary for component part production; and, to provide limited release of certain commercial and other claims and causes of actions, subject to exceptions.

Termination of Other Postretirement Employee Benefits

In December 2009 and in connection with a ruling of the Court, the Company announced its intent to eliminate certain other postretirement employee benefits (“OPEB”) including Company-paid medical, prescription drug, dental and life insurance coverage, effective April 1, 2010, for current and future U.S. retirees, their spouses, surviving spouses, domestic partners and dependents, with the exception of participants covered by the current collective bargaining agreement (“CBA”) at the North Penn facility. OPEB plans for which the Company-paid benefits are to be terminated, include the Visteon Corporation Health and Welfare Program for Salaried Employees; Visteon Systems, LLC Health and Welfare Benefit Plan for Hourly Employees-Connersville and Bedford Locations; and the Visteon Caribbean Employee Group Insurance Plan. Additionally, Company-paid OPEB benefits under the Visteon Systems, LLC Health and Welfare Plan for Hourly Employees — North Penn Location for North Penn hourly retirees who retired prior to April 2, 2005 (the effective date of the current North Penn CBA) will also be eliminated.

Pre-petition Claims

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

Approximately 3,250 proofs of claim totaling approximately $7.9 billion in claims against the Debtors were filed in connection with the bar date as follows:

•	Approximately 55 claims, totaling approximately $5.9 billion, represent term loan and bond debt claims, for which the Company has recorded approximately $2.5 billion as of December 31, 2009, which is included in the Company’s consolidated balance sheet as “Liabilities subject to compromise.” The Company believes claim amounts in excess of those reflected in the financial statements at December 31, 2009 are duplicative and will ultimately be resolved through the plan of reorganization.

•	Approximately 940 claims, totaling approximately $570 million, which the Company believes should be disallowed by the Court primarily because these claims appear to be duplicative or unsubstantiated claims.

The Company has not completed its evaluation of the approximate remaining 2,255 claims, totaling approximately $1.4 billion, alleging rights to payment for financing, trade accounts payable and other matters. The Company continues to investigate these unresolved proofs of claim, and intends to file objections to the claims that are inconsistent with its books and records. The Debtors continue to review and analyze the proofs of claim filed to date. In addition, the Debtors continue to file objections and seek stipulations to certain claims. Additional claims may be filed after the October 15, 2009 bar date, which could be allowed by the Court. Accordingly, the ultimate number and allowed amount of such claims are not presently known and cannot be reasonably estimated at this time. The resolution of such claims could result in a material adjustment to the Company’s financial statements.

Plan of Reorganization

To successfully emerge from chapter 11, in addition to obtaining exit financing, the Court must confirm a plan of reorganization, which determines the rights and satisfaction of claims of various creditors and security holders. On December 17, 2009, the Debtors filed a plan of reorganization (the “Plan”) and related disclosure statement (the “Disclosure Statement”) with the Court. The Plan and Disclosure Statement as filed with the Court outline a proposal for the settlement of claims against the estate of the Debtors based on an estimate of the overall enterprise value. As set forth in the Disclosure Statement, the Plan is predicated on the termination of certain pension plans to ensure the equitization of secured term lender interests. The Plan calls for settlement of the Debtors estate through the split of equity interests in the reorganized Debtors between the secured interests (96%) and the Pension Benefit Guaranty Corporation (4%) on account of its controlled group underfunding claim, which is structurally superior to the claims of other unsecured interests. Disclosure Statement hearings associated with the Plan scheduled for January and February 2010 were postponed to allow more time to consider alternatives to the Plan.

Because a Court confirmed plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders, the ultimate settlement of such claims are subject to various uncertainties. Accordingly, no assurance can be provided as to what values, if any, will be ascribed in the Chapter 11 Proceedings to these or any other constituencies in regards to what types or amounts of distributions, if any, will be received. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed without acceptance by all constituents and without the receipt or retention of any property on account of all interests under the plan. The Company believes that its presently outstanding equity securities will have no value and will be canceled under any plan of reorganization and it urges that caution be exercised with respect to existing and future investments in any security of the Company. For a discussion of certain risks and uncertainties related to the Debtors’ chapter 11 cases and reorganization objectives refer to Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Visteon UK Limited Administration

On March 31, 2009, in accordance with the provisions of the United Kingdom Insolvency Act of 1986 and pursuant to a resolution of the board of directors of Visteon UK Limited, a company organized under the laws of England and Wales (the “UK Debtor”) and an indirect, wholly-owned subsidiary of the Company, representatives from KPMG (the “Administrators”) were appointed as administrators in respect of the UK Debtor (the “UK Administration”). The UK Administration was initiated in response to continuing operating losses of the UK Debtor and mounting labor costs and their related demand on the Company’s cash flows, and does not include the Company or any of the Company’s other subsidiaries. The effect of the UK Debtor’s entry into administration was to place the management, affairs, business and property of the UK Debtor under the direct control of the Administrators. Since their appointment, the Administrators have wound down the business of the UK Debtor and closed its operations in Enfield, UK, Basildon, UK and Belfast, UK, and made the employees redundant. The Administrators continue to realize the UK Debtor’s assets, primarily comprised of receivables.

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

Additional amounts related to these items or other contingent liabilities for potential claims under the UK Administration, which may result from (i) negotiations; (ii) actions of the Administrators; (iii) resolution of contractual arrangements, including unexpired leases; (iv) assertions by the UK Pensions Regulator; and, (v) material adverse developments; or other events, may be recorded in future periods. No assurance can be provided that the Company will not be subject to future litigation and/or liabilities related to the UK Administration. Additional liabilities, if any, will be recorded when they become probable and estimable and could materially affect the Company’s results of operations and financial condition in future periods.

Results of Operations

2009 Compared with 2008

	Sales			Gross Margin
	2009	2008	Change	2009	2008	Change
	(Dollars in Millions)

Climate	$2,535	$3,135	$(600)	$315	$209	$106
Electronics	2,171	3,276	(1,105)	158	198	(40)
Interiors	1,920	2,797	(877)	120	27	93
Other	—	271	(271)	—	22	(22)
Eliminations	(206)	(402)	196	—	—	—

Total products	6,420	9,077	(2,657)	593	456	137
Services	265	467	(202)	4	3	1

Total	$6,685	$9,544	$(2,859)	$597	$459	$138

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Net Sales

Net sales decreased $2.86 billion during the year ended December 31, 2009 when compared to the same period of 2008, consisting of a $2.66 billion decrease in product sales and a $202 million decrease in services revenues. The decrease in product sales included a $1.7 billion decline associated with lower production volumes and customer sourcing actions in all regions and for all major customers, $610 million associated with facility divestitures and closures, $300 million of unfavorable currency primarily related to the Euro and Korean Won, and net customer price reductions. The decrease in services revenue represents lower utilization of the Company’s services in connection with the terms of various service and transition support agreements, primarily related to the ACH Transactions.

Net sales for Climate were $2.54 billion for the year ended December 31, 2009, compared with $3.14 billion for the same period of 2008, representing a decrease of $600 million. Lower vehicle production volumes and unfavorable product mix were experienced in all regions resulting in a decrease of $260 million. Additionally, facility divestitures and closures, including the March 2009 UK Administration and the closure of the Company’s Connersville, Indiana facility, decreased sales by $57 million. Unfavorable currency, primarily driven by the Korean Won and the Euro, further decreased sales by $153 million, while net customer pricing also contributed to the decrease.

Net sales for Electronics were $2.17 billion for the year ended December 31, 2009, compared to $3.28 billion for the same period of 2008, representing a decrease of $1.11 billion. Lower vehicle production volumes, unfavorable product mix and customer sourcing actions combined to decrease sales $1.04 billion, primarily in Europe and North America. Unfavorable currency, largely related to the Euro and the Brazilian Real, resulted in a reduction of $50 million, while net customer pricing further reduced sales.

Net sales for Interiors were $1.92 billion and $2.80 billion for the years ended December 31, 2009 and 2008, respectively, representing a decrease of $877 million. Lower vehicle production volumes and unfavorable product mix in all regions resulted in a decrease in sales of $519 million, while facility divestitures and closures in the UK and Spain reduced sales $311 million. Unfavorable currency, primarily related to the Euro and Korean Won, reduced sales $97 million. Net customer pricing was favorable $50 million, primarily related to customer accommodation and support agreements in North America and Europe.

All remaining manufacturing facilities in the Other segment have either been divested, closed or reclassified consistent with the Company’s current management reporting structure.

Services revenues primarily relate to information technology, engineering, administrative and other business support services provided by the Company to ACH, under the terms of various agreements with ACH. Such services are generally provided at an amount that approximates cost. Total services revenues were $265 million for the year ended December 31, 2009, compared with $467 million for the same period of 2008. The decrease in services revenue represents lower ACH utilization of the Company’s services in connection with the terms of various agreements.

Gross Margin

The Company’s gross margin was $597 million for the year ended December 31, 2009, compared with $459 million for the same period in 2008, representing an increase of $138 million. The increase reflects $599 million in savings associated with the Company’s cost reduction efforts and restructuring programs and $96 million of favorable foreign currency, partially offset by $615 million related to lower production volumes, divestitures and closures. Gross margin was also favorably impacted by recognition of a $133 million benefit associated with the termination of Company-paid benefits under certain U.S. OPEB plans, partially offset by the non-recurrence of $63 million of OPEB and pension curtailment and settlement gains in 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Gross margin for Climate was $315 million for the year ended December 31, 2009, compared with $209 million for the same period in 2008, representing an increase of $106 million. Net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities of $162 million improved gross margin along with benefits associated with the termination of Company-paid benefits under certain U.S. OPEB plans. Customer production volume declines and facility divestitures and closures reduced gross margin $118 million and the non-recurrence of a $13 million gain on the sale of a UK manufacturing facility in the first quarter of 2008 resulted in a further reduction.

Gross margin for Electronics was $158 million for the year ended December 31, 2009, compared with $198 million for the same period in 2008, representing a decrease of $40 million. Declines in customer production volumes and unfavorable sourcing actions reduced gross margin $312 million. This decrease was partially offset by $207 million related to net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities as well as benefits associated with the termination of Company-paid benefits under certain U.S. OPEB plans.

Gross margin for Interiors was $120 million for the year ended December 31, 2009, compared with $27 million for the same period in 2008, representing an increase of $93 million. Net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts, restructuring activities and customer accommodation and support agreements increased gross margin by $139 million, while benefits related to the termination of Company-paid benefits under certain U.S. OPEB plans further increased gross margin. These increases were partially offset by $105 million related to lower customer production volumes, sourcing and plant divestitures and closures.

During 2008 all facilities associated with the Company’s Other segment were divested, closed or reclassified consistent with the Company’s current management reporting structure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $331 million for the year ended December 31, 2009, compared with $553 million for the same period in 2008, representing a decrease of $222 million. The decrease is primarily attributable to $138 million of cost efficiencies resulting from the Company’s restructuring and cost reduction actions, the non-recurrence of $25 million of 2008 expenses incurred to implement those restructuring and cost reduction actions, $62 million related to the termination of Company-paid benefits under certain U.S. OPEB plans and $18 million of favorable currency. These reductions were partially offset by $19 million of pre-petition professional fees.

Restructuring Expenses

The Company recorded restructuring expenses of $84 million for the year ended December 31, 2009, compared to $147 million for the same period in 2008. The following is a summary of the Company’s consolidated restructuring reserves and related activity for the year ended December 31, 2009. Substantially all of the Company’s restructuring expenses are related to employee severance and termination benefit costs.

				Other/
	Interiors	Climate	Electronics	Central	Total
	(Dollars in Millions)

December 31, 2008	$49	$3	$4	$8	$64
Expenses	22	5	17	40	84
Utilization	(50)	(8)	(5)	(46)	(109)

December 31, 2009	$21	$—	$16	$2	$39

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The Company recorded restructuring expenses of $84 million during the twelve months ended December 31, 2009 including amounts related to administrative cost reductions to fundamentally re-align corporate support functions with underlying operations in connection with the Company’s reorganization efforts and in response to recessionary economic conditions and related negative impact on the automotive sector and the Company’s results of operations and cash flows.

During the first half of 2009, the Company continued to fundamentally realign, consolidate and rationalize its administrative organization structure, including the following actions:

•	$34 million of employee severance and termination benefit costs related to approximately 300 salaried employees in the United States and 180 salaried employees in other countries, primarily in Europe.

•	$4 million related to approximately 200 employees associated with the consolidation of the Company’s Electronics operations in South America.

In connection with the Chapter 11 Proceedings, the Company entered into various support and accommodation agreements with its customers as more fully described above. These actions included:

•	$13 million of employee severance and termination benefit costs associated with approximately 170 employees at two European Interiors facilities.

•	$11 million of employee severance and termination benefit costs associated with approximately 300 employees related to the announced closure of a North American Electronics facility.

•	$10 million of employee severance and termination benefit costs related to approximately 120 salaried employees who were located primarily at the Company’s North American headquarters.

•	$4 million of employee severance and termination benefit costs associated with approximately 550 employees related to the consolidation of the Company’s North American Lighting operations.

Utilization for 2009 includes $81 million of payments for severance and other employee termination benefits and $28 million of special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans.

Reimbursement from Escrow Account

The Company recorded reimbursement for qualifying restructuring costs of $62 million and $113 million for the years ended December 31, 2009 and 2008, respectively, pursuant to the terms of the Amended Escrow Agreement. All remaining funds available under the Amended Escrow Agreement were fully utilized during 2009.

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

Asset Impairments and Other Gains and Losses

Section 365 of the Bankruptcy Code permits the Debtors to assume, assume and assign or reject certain pre-petition executory contracts subject to the approval of the Court and certain other conditions. Rejection constitutes a Court-authorized breach of the contract in question and, subject to certain exceptions, relieves the Debtors of their future obligations under such contract but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts are rejected may file claims against the rejecting Debtor for damages. On December 24, 2009, the Company terminated a lease arrangement that was subject to a previous sale-leaseback transaction, ceasing the Company’s continuing involvement and triggering the recognition of $30 million of previously deferred gains on the sale-leaseback transaction. This amount was partially offset by a loss of $10 million associated with the remaining net book value of leasehold improvements associated with the facility and other losses and impairments related to asset disposals.

Reorganization Items

Financial reporting applicable to companies in chapter 11 of the Bankruptcy Code generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the chapter 11 petition filing date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Reorganization items of $60 million for the year ended December 31, 2009 are primarily related to professional service fees.

Interest

Interest expense was $117 million for the year ended December 31, 2009 compared to $215 million for the year ended December 31, 2008. The decrease is primarily due to the Company ceasing to record interest expense in connection with the Chapter 11 Proceedings. Interest income was $11 million for the year ended December 31, 2009 compared to $46 million for the year ended December 31, 2008. The decrease of $35 million was primarily due to lower market interest rates.

Income Taxes

The company’s 2009 provision for income taxes of $80 million reflects the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries and includes $118 million related to those countries where the Company is profitable and records income and withholding tax, $12 million related to the establishment of a deferred tax asset valuation allowance associated with the Company’s operations in Spain and $2 million related to the net impact of tax law changes, partially offset by benefits of $52 million related to a net decrease in reserves, including interest and penalties, associated with unrecognized tax benefits based upon results of completed tax audits and expiration of various legal statutes of limitations.

The company’s 2009 provision for income tax decreased by $36 million when compared with 2008, as follows:

•	$67 million decrease in tax expense associated with releasing reserves, including interest and penalties, as a result of closing audits in Portugal related to the 2006 and 2007 tax years, completing transfer pricing studies in Asia and reflecting the expiration of various legal statutes of limitations.

•	$33 million increase in tax expense attributable to changes in earnings between jurisdictions where the Company is profitable and accrues income and withholding tax.

•	$10 million decrease in tax expense attributable to establishing deferred tax asset valuation allowances as the $12 million charge recorded in 2009 associated with the Company’s operations in Spain was less than the $22 million non-cash charge recorded in 2008 related to the Company’s operations in Brazil.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	Tax law changes resulted in an increase in tax expense of $8 million, which includes the impact of Mexico tax reform enacted in 2009.

2008 Compared with 2007

	Sales			Gross Margin
	2008	2007	Change	2008	2007	Change
	(Dollars in Millions)

Climate	$3,135	$3,561	$(426)	$209	$246	$(37)
Electronics	3,276	3,703	(427)	198	287	(89)
Interiors	2,797	3,251	(454)	27	82	(55)
Other	271	862	(591)	22	(28)	50
Eliminations	(402)	(656)	254	—	—	—

Total products	9,077	10,721	(1,644)	456	587	(131)
Services	467	554	(87)	3	6	(3)

Total segments	9,544	11,275	(1,731)	459	593	(134)
Reconciling Items
Corporate	—	—	—	—	(20)	20

Total consolidated	$9,544	$11,275	$(1,731)	$459	$573	$(114)

Net Sales

The Company’s consolidated Net Sales during the year ended December 31, 2008 decreased $1.7 billion or 15% when compared to the same period of 2007. Plant divestitures and closures accounted for $1.0 billion of the decline while production volume and mix further reduced sales by $0.8 billion, primarily in North America and Europe across all key customers. Favorable currency offset net customer pricing changes.

Net sales for Climate were $3.14 billion in 2008, compared with $3.56 billion in 2007, representing a decrease of $426 million or 12%. This decrease included $147 million related to the closure of the Company’s Connersville, Indiana facility, unfavorable production volumes related to key customers in North America of $95 million and net customer price reductions. Additionally, unfavorable currency of $153 million in Asia Pacific, primarily related to the Korean Won, resulted in a sales reduction. These decreases were partially offset by net new business and vehicle production volume and mix in Asia of $148 million, primarily related to Hyundai and favorable currency in Europe of $48 million, primarily due to the strengthening of the Euro.

Net sales for Electronics were $3.28 billion in 2008, compared with $3.70 billion in 2007, representing a decrease of $427 million or 12%. This decrease included a $565 decline related to production volumes and mix and the impact of past customer sourcing decisions, across all regions and key customers, and net customer price reductions. Favorable currency of $213 million, primarily related to the strengthening of the Euro, was a partial offset.

Net sales for Interiors were $2.80 billion in 2008, compared with $3.25 billion in 2007, representing a decrease of $454 million or 14%. This decrease included lower customer production volumes and mix of $411 million primarily related to Nissan in North America and Nissan/Renault and PSA in Europe, $91 million related to divestitures and closures, $76 million due to unfavorable currency in Asia and net customer price reductions. These decreases were partially offset by favorable currency of $121 million in Europe and revenue associated with customer agreements at certain of the Company’s UK operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Net sales for Other were $271 million in 2008, compared with $862 million in 2007, representing a decrease of $591 million or 69%. The decrease was primarily attributable to divestitures and plant closures of $635 million, including the divestiture of the Company’s chassis operations, the Bedford, Indiana plant closure, the Visteon Powertrain Control Systems India divestiture and the North America Aftermarket divestiture. Customer production volumes and mix and the impact of past sourcing decisions further reduced sales. This reduction was partially offset by revenue associated with customer agreements at certain of the Company’s UK operations.

Services revenues primarily relate to information technology, engineering, administrative and other business support services provided by the Company to ACH, under the terms of various agreements with ACH. Such services are generally provided at an amount that approximates cost. Total services revenues were $467 in 2008, compared with $554 million in 2007. Services revenues and related costs included approximately $33 million related to contractual reimbursement from Ford under the Amended Reimbursement Agreement for costs associated with the separation of ACH leased employees no longer required to provide such services. The decrease in services revenue represented lower ACH utilization of the Company’s services in connection with the terms of various agreements.

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

Gross margin for Climate was $209 million in 2008 compared with $246 million in 2007, representing a decrease of $37 million. This decrease included the non-recurrence of $51 million of 2007 OPEB curtailment gains, $34 million related to lower customer production volumes primarily in North America and Europe and $17 million related to the closure of the Connersville, Indiana facility. These decreases were partially offset by $31 million related to net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities; $17 million related to the non-recurrence of 2007 accelerated depreciation and amortization; $17 million of 2008 building sales; and $8 million of 2008 pension and OPEB curtailments.

Gross margin for Electronics was $198 million in 2008 compared with $287 million in 2007, representing a decrease of $89 million. This decrease includes $169 million related to lower production volumes across all regions and past customer sourcing decisions. These reductions were partially offset by $36 million related to net cost efficiencies achieved through manufacturing performance and restructuring efforts, $27 million related to 2008 OPEB curtailments and $24 million related to favorable currency.

Gross margin for Interiors was $27 million in 2008 compared with $82 million in 2007, for a reduction of $55 million. This reduction included $103 million from lower customer production volumes, primarily in North America and Europe and $43 million for the non-recurrence of 2007 favorable customer settlements and building sales. These reductions were partially offset by $70 million of net cost efficiencies achieved through manufacturing performance, restructuring savings and purchasing improvement efforts; $11 million related to a 2008 customer settlement; $10 million related to favorable currency; $11 million related to lower accelerated depreciation and other costs and revenue associated with customer agreements at certain of the Company’s UK operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Gross margin for Other was $22 million in 2008 compared with a loss of $28 million in 2007, for an increase of $50 million. The effect of divestitures, plant closures and lower production volumes was more than offset by the restructuring savings resulting from those actions and revenue associated with customer agreements at certain of the Company’s UK operations.

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

				Other/
	Interiors	Climate	Electronics	Central	Total
		(Dollars in Millions)

December 31, 2007	$58	$23	$7	$24	$112
Expenses	42	20	3	82	147
Exchange	(3)	—	—	—	(3)
Utilization	(48)	(40)	(6)	(98)	(192)

December 31, 2008	$49	$3	$4	$8	$64

Included in the 2008 expense is $107 million for additional actions under the previously announced multi-year improvement plan. Significant actions under the multi-year improvement plan included the following:

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

Utilization for 2008 included $131 million of payments for severance and other employee termination benefits, $46 million of special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans and $15 million in payments related to contract termination and equipment relocation costs.

The Company had incurred $382 million in cumulative restructuring costs related to the multi-year improvement plan including $156 million, $129 million, $66 million and $31 million for the Other, Interiors, Climate and Electronics product groups respectively. Substantially all restructuring expenses recorded to date relate to employee severance and termination benefit costs and are classified as “Restructuring expenses” on the consolidated statements of operations. As of December 31, 2008, restructuring reserves related to the multi-year improvement plan were approximately $54 million, including $35 million and $19 million classified as “other current liabilities” and “other non-current liabilities,” respectively.

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

Reimbursement from Escrow Account

The Company recorded reimbursement for qualifying restructuring costs of $113 million and $142 million for the years ended December 31, 2008 and 2007, respectively, pursuant to the terms of the Amended Escrow Agreement.

Asset Impairments and Other Gains and Losses

The Company concluded that significant operating losses resulting from the deterioration of market conditions and related production volumes in the fourth quarter of 2008 represented an indicator that the carrying amount of the Company’s long-lived assets may not be recoverable. Based on the results of the Company’s assessment, which was based upon the fair value of the affected assets using third party appraisals, management estimates and discounted cash flow calculations, the Company recorded an impairment charge of approximately $200 million to reduce the net book value of Interiors long-lived assets considered to be “held for use” to their estimated fair value.

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

In general, the Company’s cash and liquidity needs are impacted by the level, variability and timing of its customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. The Company’s intra-year needs are impacted by seasonal effects in the industry, such as mid-year shutdowns, the subsequent ramp-up of new model production and the additional year-end shutdowns by its primary customers. These seasonal effects normally require use of liquidity resources during the first and third quarters.

As of December 31, 2009, the Company had total cash of $1.1 billion, including restricted cash of $133 million. As of December 31, 2009, the Debtors’ total cash was $558 million, of which $128 million was restricted.

The Debtors are currently funding post-petition operations under a temporary cash collateral order from the Court and loans pursuant to the DIP Credit Agreement. There can be no assurance that such cash collateral funds will be sufficient to meet the Company’s reorganization or ongoing cash needs or that the Company will be successful in extending the duration of the temporary cash collateral order with the Court to continue operating as debtors-in-possession, or that the Company will remain in compliance with all necessary terms and conditions of the DIP Credit Agreement or that the lending commitments under the DIP Credit Agreement will not be terminated by the lenders.

The Company’s non-debtor subsidiaries, primarily non-U.S. subsidiaries, have been excluded from the Chapter 11 Proceedings and are funding their operations through cash generated from operating activities supplemented by customer support agreements and local financing arrangements or through cash transfers from the Debtors subject to specific authorization from the Court.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

DIP Credit Agreement

On November 18, 2009, the Company entered into a $150 million Senior Secured Super Priority Priming Debtor in Possession Credit and Guaranty Agreement, with certain subsidiaries of the Company, a syndicate of lenders, and Wilmington Trust FSB, as administrative agent. The Company’s domestic subsidiaries that are also debtors and debtors-in-possession are guarantors under the DIP Credit Agreement. Borrowings under the DIP Credit Agreement are secured by, among other things, a first priority perfected security interest in assets that constitute first priority collateral under pre-petition secured term loans, as well as a second priority perfected security interest in assets that constitute first priority collateral under pre-petition secured asset-based revolving loans.

Also on November 18, 2009, the Company borrowed $75 million under the DIP Credit Agreement. The Company may borrow the remaining $75 million in one additional advance prior to maturity, subject to certain conditions, including a condition that the Company shall not have filed a plan of reorganization that does not provide for full payment of the obligations under the DIP Credit Agreement in cash by the effective date of such plan. Borrowings under the DIP Credit Agreement are to be used to finance working capital, capital expenditures and other general corporate purposes in accordance with an approved budget.

The DIP Credit Agreement matures and expires on the earliest of (i) May 18, 2010; provided, that the Company may extend it an additional three months, (ii) the effective date of the Company’s plan of reorganization, and (iii) the date a sale or sales of all or substantially all of the Company’s and guarantors’ assets is or are consummated under section 363 of the Bankruptcy Code. Borrowings under the DIP Credit Agreement are issued at a 2.75% discount and bear interest at variable rates equal to (i) 6.50% (or 8.50% in the event a default), plus (ii) a Eurodollar rate (subject to a floor of 3.00% per annum). The Company will also pay a fee of 1.00% per annum on the unused portion of the $150 million available, payable monthly in arrears.

Letter of Credit Reimbursement and Security Agreement

On November 16, 2009, the Company entered into a $40 million Letter of Credit (“LOC”) Reimbursement and Security Agreement (the “LOC Agreement”), with certain subsidiaries of the Company and US Bank National Association as a means of providing financial assurances to a variety of service providers that support daily operations. The agreement has an expiration date of September 30, 2010 and is under the condition that a collateral account is maintained (with US Bank) equal to 103% of the aggregated stated amount of the LOCs with reimbursement of any draws. As of December 31, 2009, the Company has $13 million of outstanding letters of credit issued under this facility and secured by restricted cash.

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

On June 19, 2009, the Court entered a first supplemental interim order authorizing the use of Ford’s cash collateral and granting adequate protection on substantially the same terms as those set forth in the interim cash collateral order previously entered. Thereafter, the Debtors sought, and the Court approved ten supplemental interim orders extending the consensual use of Ford’s Cash Collateral, generally on a monthly basis and materially consistent with the terms of preceding interim cash collateral orders. As of December 31, 2009, such cash collateral amounted to approximately $374 million, which includes restricted cash of $80 million.

On May 29, 2009, Wilmington Trust FSB, as administrative agent for the Debtors’ term loan secured lenders, filed a motion with the Court seeking adequate protection of these lenders’ collateral including, but not limited to, intellectual property, equity in foreign subsidiaries and intercompany debt owed by foreign subsidiaries, as well as certain cash flows associated with such collateral (the “Motion for Adequate Protection”). Contemporaneously with entering the Third Supplemental Interim Cash Collateral Order, the Court entered a final order in connection with the Motion for Adequate Protection (the “Stipulation, Agreement, and Final Order”). The Stipulation, Agreement, and Final Order authorizes the Debtors to use the cash collateral and certain other pre-petition collateral (as defined in the Stipulation, Agreement, and Final Order) of the term loan secured lenders and grants adequate protection to these lenders for any diminution in the value of their interests in their collateral, whether from the use of the cash collateral or the use, sale, lease, depreciation or other diminution in value of their collateral, or as a result of the imposition of the automatic stay under section 362(a) of the Bankruptcy Code. Specifically, subject to certain conditions, adequate protection provided to the term loan secured lenders included, but was not limited to, replacement liens and adequate protection payments in the form of cash payments of the reasonable and documented fees, costs and expenses of the term loan secured lenders’ professionals (as defined in the Stipulation, Agreement, and Final Order) employed in connection with the Debtors’ chapter 11 cases. As of December 31, 2009, the term loan secured lenders’ cash collateral amounted to approximately $34 million, which was recorded as “Restricted cash” on the Company’s consolidated balance sheet.

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

Cash Flows

Operating Activities

Cash provided from operating activities during 2009 totaled $141 million, compared with a use of $116 million for the same period in 2008. The increase is primarily due to higher net income, as adjusted for non-cash items, the impact of the automatic stay on accounts payable and interest, customer accommodation and support agreement payments, lower annual incentive compensation payments and a decrease in recoverable tax assets, partially offset by trade payable term contraction and lower restructuring charges as compared to cash payments.

Investing Activities

Cash used in investing activities was $123 million during 2009, compared with $208 million for the same period in 2008. The decrease in cash usage resulted from lower capital expenditures, which decreased to $151 million in 2009 compared with $294 million in the same period of 2008, partially offset by investments in joint ventures, a decrease in proceeds from divestitures and asset sales and $11 million of cash associated with the deconsolidation of the UK Debtor. The proceeds from divestitures and asset sales for 2009 totaled $69 million, which included proceeds from the Nissan divestiture compared to $83 million for the same period of 2008, which included proceeds from the divestiture of the North America aftermarket business. The Company’s credit agreements limit the amount of capital expenditures the Company may make.

Financing Activities

Cash used by financing activities totaled $259 million in 2009, compared with $193 million in the same period of 2008. Cash used by financing activities during 2009 primarily resulted from the requirement for $133 million to be classified as restricted cash, primarily pursuant to the Company’s Credit Agreement and cash collateral orders of the Court, repayment of the borrowings under the European Securitization, pay down of the Halla Climate Control Corporation bonds due in November 2009, a decrease in book overdrafts and dividends to minority shareholders, partially offset by additional borrowing under the U.S. ABL facility and DIP Credit Agreement. Cash used by financing activities decreased by $66 million when compared to $193 million used by financing activities during 2008, which included the purchase of $344 million in aggregate principal amount of the Company’s 8.25% notes and issuance of $206.4 million in aggregate principal amount of 12.25% notes, reductions in affiliate debt, a decrease in book overdrafts and dividends to minority shareholders, partially offset by a $75 million draw on the Company’s ABL Facility. The Company’s credit agreements limit the amount of cash payments for dividends the Company may make.

Debt and Capital Structure

Debt

Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. Substantially all of the Company’s pre-petition debt is in default, including $1.5 billion principal amount due under the seven-year secured term loans due 2013; $862 million principal amount under various unsecured notes due 2010, 2014 and 2016; and $127 million of other secured and unsecured borrowings. Debt discounts of $8 million, deferred financing costs of $14 million and losses on terminated interest rate swaps of $23 million are no longer being amortized and have been included as adjustments to the net carrying value of the related pre-petition debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Information related to the Company’s debt and related agreements is set forth in Note 13 “Debt” to the consolidated financial statements which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Covenants and Restrictions

The DIP Credit Agreement contains, among other things, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this type. Such covenants include the requirement to provide certain financial reports, use of the proceeds of certain sales of collateral to prepay outstanding loans, certain restrictions on the incurrence of indebtedness, guarantees, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other repayments in respect of capital stock, capital expenditures, transactions with affiliates, hedging arrangements, negative pledge clauses, payment of expenses and disbursements other than those reflected in an agreed upon budget, subsidiary distributions and the activities of certain holding company subsidiaries, subject to certain exceptions.

Under certain conditions the lending commitments under the DIP Credit Agreement may be terminated by the lenders and amounts outstanding under the DIP Credit Agreement may be accelerated, subject to notice and cure periods in certain cases. Such events of default include, but are not limited to, failure to pay any principal, interest or fees when due, failure to comply with covenants, breach of representations or warranties in any material respect, failure to comply with the agreed upon budget, within agreed variances, certain changes in the Company’s bankruptcy case or new or existing orders of the Court, or the U.S. dollar equivalent market value of the Company’s ownership interest in Halla Climate Control Corporation closing on the KOSPI below $300 million for three consecutive trading days.

The obligations under the pre-petition term loan are secured by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including intellectual property, intercompany debt, the capital stock of nearly all direct and indirect domestic subsidiaries and at least 65% of the stock of most foreign subsidiaries and 100% of the stock of certain foreign subsidiaries that are guarantors, as well as a second-priority lien on substantially all other material tangible and intangible assets of the Company and most of its domestic subsidiaries.

The obligations under the pre-petition ABL Facility are secured by a first-priority lien on certain assets of the Company and most of its domestic subsidiaries, including real property, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of nearly all direct and indirect domestic subsidiaries (other than those domestic subsidiaries the sole assets of which are capital stock of foreign subsidiaries), as well as a second-priority lien on substantially all other material tangible and intangible assets of the Company and most of its domestic subsidiaries which secure the Company’s term loan credit agreement.

The terms relating to both pre-petition credit agreements specifically limit the obligations to be secured by a security interest in certain U.S. manufacturing properties and intercompany indebtedness and capital stock of U.S. manufacturing subsidiaries in order to ensure that, at the time of any borrowing under the Credit Agreement and other credit lines, the amount of the applicable borrowing which is secured by such assets (together with other borrowings which are secured by such assets and obligations in respect of certain sale-leaseback transactions) do not exceed 15% of Consolidated Net Tangible Assets (as defined in the indenture applicable to the Company’s outstanding bonds and debentures).

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

Off-Balance Sheet Arrangements

The Company has guaranteed approximately $34 million for lease payments related to its subsidiaries. During January 2009, the Company reached an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) pursuant to U.S. federal pension law provisions that permit the agency to seek protection when a plant closing results in termination of employment for more than 20 percent of employees covered by a pension plan. In connection with this agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million.

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

The fair values of derivative instruments are determined under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying and counterparty non-performance risk. Substantially all of which are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, therefore are categorized as Level 2 assets or liabilities in the fair value hierarchy. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives and net interest rate swaps as of December 31, 2009.

Critical Accounting Estimates

The Company’s consolidated financial statements and accompanying notes as included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Accordingly, the Company’s significant accounting policies have been disclosed in the consolidated financial statements and accompanying notes under Note 2 “Summary of Significant Accounting Policies.” The Company provides enhanced information that supplements such disclosures for accounting estimates when:

•	The estimate involves matters that are highly uncertain at the time the accounting estimate is made; and

•	Different estimates or changes to an estimate could have a material impact on the reported financial position, changes in financial condition or results of operations.

When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that it considers to be the most appropriate given the specific circumstances. Application of these accounting principles requires the Company’s management to make estimates about the future resolution of existing uncertainties. Estimates are typically based upon historical experience, current trends, contractual documentation and other information, as appropriate. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from those estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures in the financial statements.

Pension Plans and Other Postretirement Employee Benefit Plans

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

In accordance with accounting principles generally accepted in the United States, actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense in future periods. Therefore, assumptions used to calculate benefit obligations as of the annual measurement date directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits as of December 31, 2009 are as follows:

•	Long-term rate of return on plan assets: The expected long-term rate of return is used to calculate net periodic pension cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The expected long-term rate of return for pension assets has been chosen based on various inputs, including historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market returns, inflation and other variables. In determining its pension expense for 2009, the Company used long-term rates of return on plan assets ranging from 4.5% to 10.25% outside the U.S. and 8.1% in the U.S.

Actual returns on U.S. pension assets for 2009, 2008 and 2007 were 7.5%, (7.9%) and 8%, respectively, compared to the expected rate of return assumption of 8.1%, 8.25% and 8% respectively, for each of those years. The Company’s market-related value of pension assets reflects changes in the fair value of assets over a five-year period, with a one-third weighting to the most recent year.

•	Discount rate: The discount rate is used to calculate pension and postretirement employee benefit obligations. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from 1.8% to 10.4% to determine its pension and other benefit obligations as of December 31, 2009, including weighted average discount rates of 5.95% for U.S. pension plans, 6.1% for non-U.S. pension plans, and 5.7% for postretirement employee health care and life insurance plans.

•	Health care cost trend: For postretirement employee health care plan accounting, the Company reviews external data and Company specific historical trends for health care costs to determine the health care cost trend rate assumptions. In determining the accumulated postretirement benefit obligations for postretirement employee health care plans as of December 31, 2009, the Company used weighted average health care cost trend rates of 8.3%, declining to an ultimate trend rate of 5.25% in 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension and other postretirement employee benefit obligations and its future expense. The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2009 funded status and 2010 pre-tax pension expense (excludes certain salaried employees that are covered by a Ford sponsored plan):

	Impact on		Impact on
	U.S. 2010	Impact on	Non-U.S. 2010	Impact on
	Pre-tax Pension	U.S. Plan 2009	Pre-tax Pension	Non-U.S. Plan 2009
	Expense	Funded Status	Expense	Funded Status

25 basis point decrease in discount rate(a)	+$1 million	−$46 million	+less than $1 million	−$18 million
25 basis point increase in discount rate(a)	−$1 million	+$43 million	−less than $1 million	+$17 million
25 basis point decrease in expected return on assets(a)	+$2 million		+$1 million
25 basis point increase in expected return on assets(a)	−$2 million		−$1 million

(a)	Assumes all other assumptions are held constant.

The following table illustrates the sensitivity to a change in the discount rate assumption related to Visteon sponsored postretirement employee health care and life insurance plans expense (excludes certain salaried employees that are covered by a Ford sponsored plan):

	Impact on 2010		Impact on Visteon
	Pre-tax OPEB		Sponsored Plan 2009
	Expense		Funded Status

25 basis point decrease in discount rate(a)	+less than $	1 million	−$ 1 million
25 basis point increase in discount rate(a)	−less than $	1 million	+$ 1 million

(a)	Assumes all other assumptions are held constant.

The following table illustrates the sensitivity to a change in the assumed health care trend rate related to Visteon sponsored postretirement employee health expense (excludes certain salaried employees that are covered by a Ford sponsored plan):

Total Service and
	Interest Cost		APBO

100 basis point increase in health care trend rate(a)	+$	1 million	+$	6 million
100 basis point decrease in health care trend rate(a)	−$	1 million	−$	5 million

(a)	Assumes all other assumptions are held constant.

Impairment of Long-Lived Assets and Certain Identifiable Intangibles

Long-lived assets and intangible assets subject to amortization are required to be reviewed for impairment when certain indicators of impairment are present. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. Generally, when impairment exists the long-lived assets are adjusted to their respective fair values.

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

The Company is aware of contamination at some of its properties and relating to various third-party Superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites. At December 31, 2009, the Company had recorded a reserve of approximately $1 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Income Taxes

The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets. Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce deferred tax assets when, based on all available evidence, both positive and negative, it is more likely than not that such assets will not be realized. This assessment, which is completed on a jurisdiction-by-jurisdiction basis, requires significant judgment, and in making this evaluation, the evidence considered by the Company includes, historical and projected financial performance, as well as the nature, frequency and severity of recent losses along with any other pertinent information.

In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for tax contingencies are provided for as it relates to income tax risks and non-income tax risks, where appropriate.

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

You should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:

•	Visteon’s ability to satisfy its future capital and liquidity requirements; Visteon’s ability to access the credit and capital markets at the times and in the amounts needed and on terms acceptable to Visteon; Visteon’s ability to comply with covenants applicable to it; and the continuation of acceptable supplier payment terms.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	The potential adverse impact of the Chapter 11 Proceedings on Visteon’s business, financial condition or results of operations, including its ability to maintain contracts and other customer and vendor relationships that are critical to its business and the actions and decisions of its creditors and other third parties with interests in the Chapter 11 Proceedings.

•	Visteon’s ability to maintain adequate liquidity to fund its operations during the Chapter 11 Proceedings and to fund a plan of reorganization and thereafter, including obtaining sufficient “exit” financing; maintaining normal terms with its vendors and service providers during the Chapter 11 Proceedings and complying with the covenants and other terms of its financing agreements.

•	Visteon’s ability to obtain court approval with respect to motions in the Chapter 11 Proceedings prosecuted from time to time and to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Proceedings and to consummate all of the transactions contemplated by one or more such plans of reorganization or upon which consummation of such plans may be conditioned.

•	Visteon’s ability to satisfy its pension and other postemployment benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost effective basis.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers, particularly its largest customer, Ford.

•	Changes in vehicle production volume of Visteon’s customers in the markets where it operates, and in particular changes in Ford’s and Hyundai Kia’s vehicle production volumes and platform mix.

•	Visteon’s ability to profitably win new business from customers other than Ford and to maintain current business with, and win future business from, Ford, and, Visteon’s ability to realize expected sales and profits from new business.

•	Increases in commodity costs or disruptions in the supply of commodities, including steel, resins, aluminum, copper, fuel and natural gas.

•	Visteon’s ability to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, improve its operating performance; to achieve the benefits of its restructuring actions; and to recover engineering and tooling costs and capital investments.

•	Visteon’s ability to compete favorably with automotive parts suppliers with lower cost structures and greater ability to rationalize operations; and to exit non-performing businesses on satisfactory terms, particularly due to limited flexibility under existing labor agreements.

•	Restrictions in labor contracts with unions that restrict Visteon’s ability to close plants, divest unprofitable, noncompetitive businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.

•	The costs and timing of facility closures or dispositions, business or product realignments, or similar restructuring actions, including potential asset impairment or other charges related to the implementation of these actions or other adverse industry conditions and contingent liabilities.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	Legal and administrative proceedings, investigations and claims, including shareholder class actions, inquiries by regulatory agencies, product liability, warranty, employee-related, environmental and safety claims and any recalls of products manufactured or sold by Visteon.

•	Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system or fuel prices and supply.

•	The cyclical and seasonal nature of the automotive industry.

•	Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.

•	Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.

•	Visteon’s ability to provide various employee and transition services in accordance with the terms of existing agreements between the parties, as well as Visteon’s ability to recover the costs of such services.

•	Visteon’s ability to quickly and adequately remediate control deficiencies in its internal control over financial reporting.

•	Other factors, risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.

•	The risks and uncertainties and the terms of any reorganization plan ultimately confirmed can affect the value of Visteon’s various pre-petition liabilities, common stock and/or other securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of the Company’s liabilities and/or securities receiving no value for their interests. Because of such possibilities, the value of these liabilities and/or securities is highly speculative. Accordingly, the Company urges that caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“the COSO Framework”) of the Treadway Commission. Based on the evaluation performed under the COSO Framework as of December 31, 2009, management has concluded that the Company’s internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as stated in their report which is included herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Visteon Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ deficit and cash flows present fairly, in all material respects, the financial position of Visteon Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Visteon Corporation and certain of its U.S. subsidiaries (the “Debtors”) voluntarily filed for Chapter 11 bankruptcy protection on May 28, 2009. This action, which was taken primarily as a result of liquidity issues as discussed in Note 1 to the consolidated financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to this matter is described in Note 4 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in 2009. As discussed in Notes 14 and 16 to the consolidated financial statements, the Company changed the measurement date for its defined benefit pension and other postretirement plans and its method of accounting for unrecognized tax benefits, respectively, in 2007.

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
February 26, 2010

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2009	2008	2007
	(Dollars in Millions, Except Per
	Share Amounts)

Net sales
Products	$6,420	$9,077	$10,721
Services	265	467	554

	6,685	9,544	11,275
Cost of sales
Products	5,827	8,621	10,154
Services	261	464	548

	6,088	9,085	10,702
Gross margin	597	459	573
Selling, general and administrative expenses	331	553	636
Restructuring expenses	84	147	152
Reimbursement from escrow account	62	113	142
Reorganization items	60	—	—
Deconsolidation gain	95	—	—
Asset impairments and other gains and (losses)	11	(275)	(95)

Operating income (loss)	290	(403)	(168)
Interest expense	117	215	225
Interest income	11	46	61
Equity in net income of non-consolidated affiliates	80	41	47

Income (loss) from continuing operations before income taxes	264	(531)	(285)
Provision for income taxes	80	116	20

Net income (loss) from continuing operations	184	(647)	(305)
Loss from discontinued operations, net of tax	—	—	24

Net income (loss)	184	(647)	(329)
Net income attributable to noncontrolling interests	56	34	43

Net income (loss) attributable to Visteon Corporation	$128	$(681)	$(372)

Basic and diluted earnings (loss) per share:
Continuing operations attributable to Visteon Corporation	$0.98	$(5.26)	$(2.69)
Discontinued operations attributable to Visteon Corporation	—	—	(0.18)
Basic and diluted earnings (loss) attributable to Visteon Corporation	$0.98	$(5.26)	$(2.87)

See accompanying notes to the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
	(Dollars in Millions)

ASSETS
Cash and equivalents	$962	$1,180
Restricted cash	133	—
Accounts receivable, net	1,055	989
Inventories, net	319	354
Other current assets	236	239

Total current assets	2,705	2,762
Property and equipment, net	1,936	2,162
Equity in net assets of non-consolidated affiliates	294	220
Other non-current assets	84	104

Total assets	$5,019	$5,248

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt and debt in default	$225	$2,697
Accounts payable	977	1,058
Accrued employee liabilities	161	228
Other current liabilities	302	288

Total current liabilities	1,665	4,271
Long-term debt	6	65
Employee benefits	568	1,031
Deferred tax liabilities	159	139
Other non-current liabilities	257	365
Liabilities subject to compromise	2,819	—
Shareholders’ deficit
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued and 130 million shares outstanding)	131	131
Stock warrants	127	127
Additional paid-in capital	3,408	3,407
Accumulated deficit	(4,576)	(4,704)
Accumulated other comprehensive income	142	157
Other	(4)	(5)

Total Visteon Corporation shareholders’ deficit	(772)	(887)
Noncontrolling interests	317	264

Total shareholders’ deficit	(455)	(623)

Total liabilities and shareholders’ deficit	$5,019	$5,248

See accompanying notes to the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008	2007
	(Dollars in Millions)

Operating Activities
Net income (loss)	$184	$(647)	$(329)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	352	416	472
OPEB and pension amortization and curtailment	(215)	(72)	(29)
Deconsolidation gain	(95)	—	—
Asset impairments and other (gains) and losses	(11)	275	107
Non-cash tax items	—	—	(91)
Equity in net income of non-consolidated affiliates, net of dividends remitted	(38)	5	20
Reorganization items	60	—	—
Other non-cash items	8	11	(6)
Changes in assets and liabilities:
Accounts receivable and retained interests	(127)	509	216
Inventories	33	44	6
Accounts payable	79	(504)	(123)
Postretirement benefits other than pensions	(11)	65	(19)
Income taxes deferred and payable, net	47	30	20
Other assets and other liabilities	(125)	(248)	49

Net cash provided from (used by) operating activities	141	(116)	293
Investing Activities
Capital expenditures	(151)	(294)	(376)
Acquisitions and investments in joint ventures, net	(30)	(1)	(11)
Proceeds from divestitures and asset sales	69	83	207
Cash associated with deconsolidation and other	(11)	4	3

Net cash used by investing activities	(123)	(208)	(177)
Financing Activities
Short-term debt, net	(19)	28	33
Cash restriction	(133)	—	—
Proceeds from DIP facility, net of issuance costs	71	—	—
Proceeds from issuance of debt, net of issuance costs	57	260	637
Principal payments on debt	(173)	(88)	(88)
Repurchase of unsecured debt securities	—	(337)	—
Other, including overdrafts	(62)	(56)	(35)

Net cash (used by) provided from financing activities	(259)	(193)	547
Effect of exchange rate changes on cash	23	(61)	38

Net (decrease) increase in cash and equivalents	(218)	(578)	701
Cash and equivalents at beginning of year	1,180	1,758	1,057

Cash and equivalents at end of year	$962	$1,180	$1,758

Supplemental Disclosures:
Cash paid for interest	$126	$226	$215
Cash paid for income taxes, net of refunds	$77	$86	$91

See accompanying notes to the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	2009	2008	2007
	(Dollars in Millions)

Common Stock
Balance at January 1	$131	$131	$131

Balance at December 31	$131	$131	$131

Stock Warrants
Balance at January 1	$127	$127	$127

Balance at December 31	$127	$127	$127

Additional Paid-In Capital
Balance at January 1	$3,407	$3,406	$3,398
Stock-based compensation	1	1	8

Balance at December 31	$3,408	$3,407	$3,406

Accumulated Deficit
Balance at January 1	$(4,704)	$(4,016)	$(3,606)
Net income (loss) attributable to Visteon Corporation	128	(681)	(372)
Adjustment for adoption of a new accounting pronouncement	—	—	(34)
Shares issued for stock-based compensation	—	(7)	(4)

Balance at December 31	$(4,576)	$(4,704)	$(4,016)

Accumulated Other Comprehensive Income (Loss)
Balance at January 1	$157	$275	$(216)
Net foreign currency translation adjustment	(119)	(89)	131
Net change in pension and OPEB obligations	92	(29)	158
Net gain (loss) on derivatives and other	12	—	(8)

Net other comprehensive income (loss) adjustments	(15)	(118)	281
Cumulative effect of adoption of new accounting pronouncement	—	—	210

Balance at December 31	$142	$157	$275

Other — Treasury Stock
Balance at January 1	$(3)	$(13)	$(22)
Shares issued for stock-based compensation	—	—	10
Treasury stock activity	—	(1)	(1)
Restricted stock award activity	—	11	—

Balance at December 31	$(3)	$(3)	$(13)

Other — Restricted Stock
Balance at January 1	$(2)	$—	$—
Stock-based compensation, net	1	(2)	—

Balance at December 31	$(1)	$(2)	$—

Total Visteon Corporation Shareholders’ Deficit	$(772)	$(887)	$(90)

Noncontrolling Interests
Balance at January 1	$264	$293	$271
Net income	56	34	43
Net foreign currency translation adjustment	11	(49)	3
Net gain (loss) on derivatives and other	(2)	3	(8)

Net other comprehensive income (loss) adjustments	9	(46)	(5)
Dividends to noncontrolling interests	(12)	(17)	(16)

Balance at December 31	$317	$264	$293

Total Shareholders’ (Deficit) Equity	$(455)	$(623)	$203

Comprehensive Income (Loss)
Net income (loss)	$184	$(647)	$(329)
Net other comprehensive income (loss) adjustments	(6)	(164)	276

Total comprehensive income (loss)	$178	$(811)	$(53)

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of Business and Basis of Presentation

Description of the Business

Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”). The Company’s operations are organized by global product groups including Climate, Electronics and Interiors and are conducted through a network of manufacturing operations, technical centers, service centers and joint ventures in every major geographic region of the world.

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

On October 1, 2005, Visteon sold Automotive Components Holdings, LLC (“ACH”), an indirect, wholly-owned subsidiary of the Company to Ford for cash proceeds of approximately $300 million, as well as the forgiveness of certain other postretirement employee benefit (“OPEB”) liabilities and other obligations relating to hourly employees associated with ACH, and the assumption of certain other liabilities with respect to ACH (together, the “ACH Transactions”). The ACH Transactions also provided for the termination of the Hourly Employee Assignment Agreement and complete relief to the Company of all liabilities relating to Visteon-assigned Ford UAW hourly employees. Additionally, on October 1, 2005, Ford acquired from the Company warrants to acquire 25 million shares of the Company’s common stock and agreed to provide $550 million (pursuant to the “Escrow Agreement” and the “Reimbursement Agreement”) to be used in the Company’s further restructuring.

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

The Company continues to transact a significant amount of ongoing commercial activity with Ford. Product sales, services revenues, accounts receivable, employee benefits and liabilities subject to compromise include amounts from ongoing commercial relations with Ford and are summarized below as adjusted for discontinued operations.

	For the Year Ended December 31
	2009	2008	2007
	(Dollars in Millions)

Product sales	$1,809	$3,095	$4,131
Services revenues	$261	$451	$542

	December 31
	2009	2008
	(Dollars in Millions)

Accounts receivable, net	$230	$174
Employee benefits	$—	$113
Liabilities subject to compromise	$245	$—

On May 13, 2009, the Company entered into certain transactions whereby Ford purchased, assumed and took an assignment of all of the outstanding loans, obligations and other interests of the lenders under the ABL Credit Agreement. As of December 31, 2009, the balance owed to Ford under the ABL Credit Agreement was approximately $127 million, including $38 million related to unreimbursed draws on letters of credit.

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

The Chapter 11 Proceedings were initiated in response to sudden and severe declines in global automotive production during the latter part of 2008 and early 2009 and the adverse impact on the Company’s cash flows and liquidity. Under the Chapter 11 Proceedings, the Debtors expect to develop and implement a plan of reorganization to restructure their capital structure and operations. Confirmation of a plan of reorganization could materially change the amounts and classifications reported in the Company’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization. Additional details regarding the status of the Company’s Chapter 11 Proceedings are included herein under Note 4, “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code,” to the consolidated financial statements.

Visteon UK Limited Administration

On March 31, 2009, in accordance with the provisions of the United Kingdom Insolvency Act of 1986 and pursuant to a resolution of the board of directors of Visteon UK Limited, a company organized under the laws of England and Wales (the “UK Debtor”) and an indirect, wholly-owned subsidiary of the Company, representatives from KPMG (the “Administrators”) were appointed as administrators in respect of the UK Debtor (the “UK Administration”). The UK Administration was initiated in response to continuing operating losses of the UK Debtor and mounting labor costs and their related demand on the Company’s cash flows, and does not include the Company or any of the Company’s other subsidiaries. The effect of the UK Debtor’s entry into administration was to place the management, affairs, business and property of the UK Debtor under the direct control of the Administrators. Since their appointment, the Administrators have wound down the business of the UK Debtor and closed its operations in Enfield, UK, Basildon, UK and Belfast, UK, and made the employees redundant. The Administrators continue to realize the UK Debtor’s assets, comprised mainly of receivables.

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

Additional amounts related to these items or other contingent liabilities for potential claims under the UK Administration, which may result from from (i) negotiations; (ii) actions of the Administrators; (iii) resolution of contractual arrangements, including unexpired leases; (iv) assertions by the UK Pensions Regulator; and, (v) material adverse developments; or other events, may be recorded in future periods. No assurance can be provided that the Company will not be subject to future litigation and/or liabilities related to the UK Administration. Additional liabilities, if any, will be recorded when they become probable and estimable and could materially affect the Company’s results of operations and financial condition in future periods.

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), consistently applied and on a going concern basis, which contemplates the continuity of operations, realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 Proceedings, such realization of assets and satisfaction of liabilities, without substantial adjustments to amounts and/or changes of ownership, is highly uncertain. Given this uncertainty, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s financial statements do not include any adjustments related to assets or liabilities that may be necessary should the Company not be able to continue as a going concern. The appropriateness of using the going concern basis for the Company’s financial statements is dependent upon, among other things, the Company’s ability to: (i) comply with terms of DIP financing; (ii) comply with various orders entered by the Court in connection with the Chapter 11 Proceedings; (iii) maintain adequate cash on hand; (iv) generate sufficient cash from operations; (v) achieve confirmation of a plan of reorganization under the Bankruptcy Code; and (vi) achieve profitability following such confirmation.

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

The Company consolidates the accounts of TACO Visteon Engineering Private Limited (“TACO”), which is a 50% owned joint venture that provides certain computer aided engineering and design services for Visteon along with other manufacturing activities conducted for TATA Autocomp Systems Limited and Visteon. Consolidation of this entity was based on an assessment of the Company’s exposure to a majority of the expected losses. As of December 31, 2009, TACO had total assets of $3 million and total liabilities of $2 million. These amounts are recorded at their carrying values which approximates their fair values as of December 31, 2009.

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

Foreign Currency:  Assets and liabilities of the Company’s non-U.S. businesses are translated into U.S. Dollars at end-of-period exchange rates and the related translation adjustments are reported in the consolidated balance sheets under the classification of “Accumulated other comprehensive income (loss).” The effects of remeasurement of assets and liabilities of the Company’s non-U.S. businesses that use the U.S. Dollar as their functional currency are included in the consolidated statements of operations as transaction gains and losses. Income and expense elements of the Company’s non-U.S. businesses are translated into U.S. Dollars at average-period exchange rates and are reflected in the consolidated statements of operations as part of sales, costs and expenses. Additionally, gains and losses resulting from transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations as transaction gains and losses. Transaction losses of $4 million in 2009, gains of $14 million in 2008 and losses of $6 million in 2007 resulted from the remeasurement of certain deferred foreign tax liabilities and are included within income taxes. Net transaction gains and losses decreased net income or increased net loss by $18 million in 2009 and $3 million in 2008 and decreased net loss by $2 million 2007.

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

Services revenues are recognized as services are rendered and associated costs of providing such services are recorded as incurred. Services revenues and related costs included approximately $30 million in both 2009 and 2008 and $9 million in 2007 of contractual reimbursement from Ford under the Amended Reimbursement Agreement for costs associated with the separation of ACH leased employees no longer required to provide such services.

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

Restricted Cash:  Restricted cash represents cash designated for uses other than current operations and includes approximately $80 million under the terms of the ABL Credit Agreement, $34 million pursuant to a cash collateral order of the Court, $13 million related to the Letter of Credit Reimbursement and Security Agreement and $6 million related to cash collateral for other corporate purposes at December 31, 2009.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Summary of Significant Accounting Policies — (Continued)

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are stated at historical value, which approximates fair value. The Company does not generally require collateral from its customers. Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is determined by considering factors such as length of time accounts are past due, historical experience of write-offs and customer financial condition. If not reserved through specific examination procedures, the Company’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable. Past due status is based upon the invoice date of the original amounts outstanding. Included in selling, general and administrative (“SG&A”) expenses are provisions for estimated uncollectible accounts receivable of $5 million and $1 million for the years ended December 31, 2009 and 2008, respectively, and recoveries in excess of provisions for estimated uncollectible accounts receivable of $19 million for the year ended December 31, 2007. The allowance for doubtful accounts balance was $23 million and $37 million at December 31, 2009 and 2008, respectively.

Inventories:  Inventories are stated at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Product Tooling:  Product tooling includes molds, dies and other tools used in production of a specific part or parts of the same basic design. It is generally required that non-reimbursable design and development costs for products to be sold under long-term supply arrangements be expensed as incurred and costs incurred for molds, dies and other tools that will be owned by the Company or its customers and used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. Contractually reimbursable design and development costs that would otherwise be expensed are recorded as an asset as incurred.

Product tooling owned by the Company is capitalized as property and equipment, and amortized to cost of sales over its estimated economic life, generally not exceeding six years. The net book value of product tooling owned by the Company was $78 million and $90 million as of December 31, 2009 and 2008, respectively. The Company had the following amounts recorded related to production tools in progress, which will not be owned by the Company and for which there is a contractual agreement for reimbursement from the customer; as of December 31, 2009 a net advance payment of approximately $1 million and unbilled receivables of $21 million as of December 31, 2008.

Restructuring:  The Company defines restructuring expense to include costs directly associated with exit or disposal activities as defined in GAAP. Such costs include employee severance, special termination benefits, pension and other postretirement benefit plan curtailments and/or settlements, contract termination fees and penalties, and other exit or disposal costs. In general, the Company records employee-related exit and disposal costs when such costs are probable and estimable, with the exception of one-time termination benefits and employee retention costs, which are recorded when earned. Contract termination fees and penalties and other exit and disposal costs are generally recorded when incurred.

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

Capitalized Software Costs:  Certain costs incurred in the acquisition or development of software for internal use are capitalized. Capitalized software costs are amortized using the straight-line method over estimated useful lives generally ranging from three to eight years. The net book value of capitalized software costs was approximately $31 million and $57 million at December 31, 2009 and 2008, respectively. Related amortization expense was approximately $27 million, $41 million and $46 million for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense of approximately $19 million is expected for 2010 and is expected to decrease to $9 million, $2 million and $1 million for 2011, 2012 and 2013, respectively.

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

Environmental Costs:  Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, and Superfund or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments and are regularly evaluated. The liabilities are recorded in other current liabilities and other non-current liabilities in the Company’s consolidated balance sheets.

Income Taxes:  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that such assets will not be realized. This assessment requires significant judgment, and must be done on a jurisdiction-by-jurisdiction basis. In determining the need for a valuation allowance, all available positive and negative evidence, including historical and projected financial performance, is considered along with any other pertinent information. Additionally, deferred taxes have been provided for the net effect of repatriating earnings from consolidated and unconsolidated foreign affiliates, except for approximately $276 million of the Company’s share of Korean earnings considered permanently reinvested. If these earnings were repatriated, additional withholding tax expense of approximately $30 million would have been incurred.

Debt Issuance Costs:  The costs related to the issuance or modification of long-term debt are deferred and amortized into interest expense over the life of each debt issue. Deferred amounts associated with debt extinguished prior to maturity are expensed.

Other Costs:  Advertising and sales promotion costs, repair and maintenance costs, research and development costs, and pre-production operating costs are expensed as incurred. Research and development expenses include salary and related employee benefits, contractor fees, information technology, occupancy, telecommunications and depreciation. Advertising costs were approximately $1 million in 2009, $2 million in 2008 and $3 million in 2007. Research and development costs were $328 million in 2009, $434 million in 2008 and $510 million in 2007. Shipping and handling costs are recorded in the Company’s consolidated statements of operations as “Cost of sales.”

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

In June 2009, the FASB issued guidance which revised the accounting for transfers and servicing of financial assets. This guidance is effective for fiscal years that begin after November 15, 2009 and the Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

In May 2009 the FASB issued guidance requiring disclosures on management’s assessment of subsequent events, the Company adopted this guidance on a prospective basis as of April 1, 2009 without material impact on its consolidated financial statements.

In connection with ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements, the Company provided expanded disclosures as of January 1, 2008 without a material impact on its consolidated financial statements. The application of ASC 820 to the Company’s nonfinancial assets and liabilities did not impact the Company’s consolidated financial statements. The Company also adopted guidance on estimating fair value when the volume and level of activity have significantly decreased and on identifying circumstances that indicate a transaction is not orderly as of June 30, 2009 without material impact on its consolidated financial statements.

In April 2009, the FASB issued guidance requiring disclosures around the fair value of financial instruments for interim reporting periods, including (a) the fair value at the period end and (b) the methods and assumptions used to calculate the fair value. The Company adopted this guidance without a material impact on its consolidated financial statements.

In December 2008, the FASB issued guidance requiring disclosure of (a) how pension plan asset investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets and (e) significant concentrations of risk within plan assets. These disclosures have been provided by the Company, as more fully described in Note 19, “Fair Value Measurements” to the consolidated financial statements.

In March 2008, the FASB issued guidance requiring disclosure of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. These disclosures were provided by the Company on a prospective basis with effect from January 1, 2009, as more fully described in Note 20 “Financial Instruments” to the consolidated financial statements.

Effective January 1, 2009, the Company adopted new FASB guidance on the accounting and reporting for business combination transactions and noncontrolling interests. In adopting the new FASB guidance on noncontrolling interests, the Company adjusted its previously reported Net loss on the consolidated statements of operations for the years ended December 31, 2008 and 2007 to include net income attributable to noncontrolling interests (previously Minority interests in consolidated subsidiaries) and reclassified amounts attributable to noncontrolling interests on the consolidated balance sheets (previously Minority interests in consolidated subsidiaries) to Shareholders’ Deficit.

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

Section 365 of the Bankruptcy Code permits the Debtors to assume, assume and assign or reject certain pre-petition executory contracts subject to the approval of the Court and certain other conditions. Rejection constitutes a Court-authorized breach of the contract in question and, subject to certain exceptions, relieves the Debtors of their future obligations under such contract but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts are rejected may file claims against the rejecting Debtor for damages. Generally, the assumption, or assumption and assignment, of an executory contract requires a debtor to cure all prior defaults under such executory contract and to provide adequate assurance of future performance. Additional liabilities subject to compromise and resolution in the chapter 11 cases have been asserted as a result of damage claims created by the Debtors’ rejection of executory contracts.

To successfully emerge from chapter 11, in addition to obtaining exit financing, the Court must confirm a plan of reorganization, the filing of which will depend upon the timing and outcome of numerous ongoing matters in the Chapter 11 Proceedings. A plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, but the ultimate settlement of those claims will be subject to the uncertain outcome of litigation, negotiations and Court decisions up to and for a period of time after a plan of reorganization is confirmed. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Proceedings on the Company’s business.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

On December 17, 2009, the Debtors filed a plan of reorganization (the “Plan”) and related disclosure statement (the “Disclosure Statement”) with the Court. The Plan and Disclosure Statement as filed with the Court outline a proposal for the settlement of claims against the estate of the Debtors based on an estimate of the overall enterprise value. As set forth in the Disclosure Statement, the Plan is predicated on the termination of certain pension plans to ensure the equitization of secured term lender interests. The Plan calls for settlement of the Debtors estate through the split of equity interests in the reorganized Debtors between the secured interests (96%) and the Pension Benefit Guaranty Corporation (4%) on account of its controlled group underfunding claim, which is structurally superior to the claims of other unsecured interests. Disclosure Statement hearings associated with the Plan scheduled for January and February 2010 were postponed to allow more time to consider alternatives to the Plan.

Chapter 11 Financing

The Debtors are currently funding post-petition operations under a temporary cash collateral order from the Court and a $150 million Senior Secured Super Priority Priming Debtor in Possession Credit and Guaranty Agreement (“DIP Credit Agreement”), under which the Company has borrowed $75 million and may borrow the remaining $75 million in one additional advance prior to maturity, subject to certain conditions. Additional details related to the DIP Credit Agreement are included herein under Note 13, “Debt” to the consolidated financial statements. The Company’s non-debtor subsidiaries, primarily non-U.S. subsidiaries, have been excluded from the Chapter 11 Proceedings and are funding their operations through cash generated from operating activities supplemented by customer support agreements and local financing arrangements or through cash transfers from the Debtors subject to specific authorization from the Court.

There can be no assurance that cash on hand and other available funds will be sufficient to meet the Company’s reorganization or ongoing cash needs or that the Company will be successful in extending the duration of the temporary cash collateral order with the Court or that the Company will remain in compliance with all necessary terms and conditions of the DIP Credit Agreement or that the lending commitments under the DIP Credit Agreement will not be terminated by the lenders. Additionally, the Company believes that its presently outstanding equity securities will have no value and will be canceled under any plan of reorganization. For this reason, the Company urges that caution be exercised with respect to existing and future investments in any security of the Company.

Customer Agreements

In connection with the Chapter 11 Proceedings, the Company has entered into various accommodation, support and other agreements with certain North American and European customers that provide for additional liquidity through cash surcharge payments, payments for research and engineering costs, accelerated payment terms, asset sales and other commercial arrangements. Specific customer agreements are as follows:

•	During July 2009, the Company executed support agreements with certain European customers that provide for, among other things, accelerated payment terms, price increases, restructuring cost reimbursements and settlement payments for invested research and engineering costs and other unrecovered amounts. During 2009 the Company received non-refundable settlement payments of approximately $40 million in connection with these agreements and anticipates receipt of additional non-refundable settlement payments of approximately $30 million on or before each of June 30, 2010 and June 30, 2011, subject to the terms and conditions of these agreements.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

•	With effect from October 7, 2009, the date of the final Court order, the Debtors entered into a customer accommodation agreement and related access and security agreement (together, the “GM Accommodation Agreement”) with General Motors Company (“GM”). Pursuant to the GM Accommodation Agreement, GM agreed to, among other things, pay approximately $8 million in cash surcharge payments above the purchase order price for GM component parts produced; reimburse up to $10 million for restructuring costs associated with the consolidation of certain of the Company’s Mexican facilities; reimburse $4 million in up-front engineering, design and development support costs; accelerate payment terms; reimburse the Company for costs associated with the wind-down of operations related to the production of interior and fuel tank GM component parts; and pay approximately $8 million in cure payments in connection with the assumption and assignment of purchase orders with the Company in the Motors Liquidation Company (f/k/a General Motors Corporation) chapter 11 case. The rights and benefits inuring to the Company and GM pursuant to the GM Accommodation Agreement expire on the earlier of the date that resourcing of production is completed or March 31, 2010.

•	With effect from November 12, 2009, the date of the final Court order, the Debtors entered into a customer accommodation agreement and related access and security agreement (together, the “Chrysler Accommodation Agreement”) with Chrysler Group LLC (“Chrysler”). Pursuant to the Chrysler Accommodation Agreement, Chrysler agreed to, among other things, pay surcharge payments to the Company above the purchase order price for Chrysler component parts produced by the Company in an aggregate amount of $13 million; pay approximately $5 million for the purchase of certain tooling used at the Company’s Saltillo, Mexico facility to manufacture Chrysler component parts; purchase certain designated equipment and tooling exclusively used to manufacture Chrysler component parts at the Company’s Highland Park, Michigan and Saltillo, Mexico facilities; reimburse the Company for certain costs associated with the wind-down of certain lines of Chrysler component part production; accelerate payment terms; and pay approximately $13 million to the Company as cure payments in connection with the assumption and assignment of purchase orders with the Company in the Old Carco LLC (f/k/a Chrysler LLC) chapter 11 case. The rights and benefits inuring to the Company and Chrysler pursuant to the Chrysler Accommodation Agreement expire on the earlier of the date that resourcing of production is completed or March 31, 2010.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

•	With effect from November 12, 2009, the date of the final Court order, the Company entered into (i) a customer accommodation agreement and related access and security agreement (together, the “Nissan Accommodation Agreement”) with Nissan North America, Inc. (“Nissan”), and (ii) an asset purchase agreement (the “Nissan Purchase Agreement”) among the Company, GCM-Visteon Automotive Systems, LLC, GCM-Visteon Automotive Leasing Systems, LLC, MIG-Visteon Automotive Systems, LLC, and VC Regional Assembly & Manufacturing, LLC (collectively, the “Sellers”), Haru Holdings, LLC (the “Buyer”) and Nissan. Pursuant to the Nissan Accommodation and Purchase Agreements, the Buyer agreed to pay approximately $31 million in cash plus the (a) value of certain off-site tooling and inventory dedicated to Nissan production, (b) approximately $2.5 million in wind-down costs; and (c) the amount of certain receivables from Nissan being acquired under the purchase agreement less the amount of certain payables to Nissan and Nissan affiliates assumed by Nissan. The assets sold to the Buyer, pursuant to the November 30, 2009 asset purchase transaction closing date, were primarily used for the production and assembly of automobile cockpit module, front end module and interior parts for Nissan. The majority of these assets were located at facilities in LaVergne, Tennessee; Smyrna, Tennessee; Tuscaloosa, Alabama; and, Canton, Mississippi. In general, the rights and benefits inuring to the Company and Nissan pursuant to the Nissan Accommodation Agreement expire on the date six months from the effective date of a confirmed plan of reorganization.

•	With effect from December 10, 2009, the date of the final Court order, the Company entered into a customer accommodation agreement and related access and security agreement with Ford and ACH (the “Ford Accommodation Agreement”). Pursuant to the Ford Accommodation Agreement, Ford and ACH agreed to provide an exit fee of $8 million, payable in two equal installments. Additionally, the majority of Ford electronic component parts currently manufactured at the Company’s Lansdale, Pennsylvania (“North Penn”) facility will be re-sourced to Cadiz Electronica S.A. and the Company discontinued Ford production at the Springfield, Ohio facility. In connection with the resourcing or transitioning of these product lines, Ford and ACH agreed to purchase certain inventory at cost and have been granted the option to purchase dedicated equipment and tooling. Ford and ACH agreed to fund certain costs associated with resourcing production lines at the Company’s North Penn and Springfield facilities. The rights and benefits inuring to the Company, Ford and ACH pursuant to the Ford Accommodation Agreement expire on March 31, 2010, unless otherwise extended by the parties.

Generally, in exchange for benefits under these agreements, the Company has agreed to continue producing and delivering component parts to these customers during the term of the respective agreements; to provide assistance in re-sourcing production to other suppliers; to build inventory banks, as necessary to support transition; to grant customers the option to purchase dedicated equipment and tooling owned by the Company; to grant a right of access to the Company’s facilities if the Company ceases production; to grant a security interest in certain operating assets that would be necessary for component part production; and, to provide limited release of certain commercial and other claims and causes of actions, subject to exceptions.

Revenue associated with payments from customers pursuant to these agreements is being recorded in relation to the delivery of associated products, assets and/or services in accordance with the terms of the underlying agreement, or over the estimated duration of the respective benefit to the customer, generally representing the average duration of remaining production on current vehicle platforms. The Company recorded $24 million of revenue associated with these settlement payments during 2009, with $70 million deferred on the balance sheet at December 31, 2009.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

Financial Statement Classification

Financial reporting applicable to companies in chapter 11 of the Bankruptcy Code generally does not change the manner in which financial statements are prepared. However, it does require, among other disclosures, that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization of the business have been reported separately as “Reorganization items” in the Company’s statement of operations. Reorganization items included in the consolidated statement of operations include costs directly related to the Chapter 11 Proceedings, as follows:

Year Ended
December 31, 2009
(Dollars in Millions)

Professional fees	$54
Other direct costs, net	6

$60

Cash payments for reorganization costs during the year ended December 31, 2009 were approximately $26 million.

Additionally, pre-petition liabilities subject to compromise under a plan of reorganization have been reported separately from both pre-petition liabilities that are not subject to compromise and from liabilities arising subsequent to the petition date. Liabilities expected to be affected by a plan of reorganization are reported at amounts expected to be allowed, even if they may be settled for lesser amounts. Liabilities subject to compromise as of December 31, 2009 are set forth below and represent the Company’s estimate of pre-petition claims to be resolved in connection with the Chapter 11 Proceedings. Such claims remain subject to future adjustments, which may result from (i) negotiations; (ii) actions of the Court; (iii) disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Liabilities subject to compromise include the following:

December 31
2009
(Dollars in Millions)

Debt	$2,490
Employee liabilities	170
Accounts payable	115
Interest payable	31
Other accrued liabilities	13

$2,819

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

Liabilities subject to compromise at June 30, 2009 were $3,142 million. The decrease primarily includes $273 million related to the termination of Company-paid benefits under certain U.S. OPEB plans and the reclassification of $62 million of such benefits from liabilities subject to compromise associated with participants covered by the current collective bargaining agreement at the North Penn facility in Lansdale, Pennsylvania, as such benefits were determined not to be subject to compromise pursuant to a December 2009 Court order. Further details are discussed in Note 14 “Employee Retirement Benefits” to the consolidated financial statements.

Substantially all of the Company’s pre-petition debt is in default, including $1.5 billion principal amount under the seven-year secured term loans due 2013; $862 million principal amount under various unsecured notes due 2010, 2014 and 2016; and $127 million of other secured and unsecured borrowings. Debt discounts of $8 million, deferred financing costs of $14 million and terminated interest rate swaps of $23 million are no longer being amortized and have been included as a valuation adjustment to the related pre-petition debt. Effective May 28, 2009, the Company ceased recording interest expense on outstanding pre-petition debt instruments classified as liabilities subject to compromise. Adequate protection amounts pursuant to the cash collateral order of the Court, and as related to the ABL Credit Agreement have been classified as “Interest expense” on the Company’s consolidated statement of operations. Interest expense on a contractual basis would have been $226 million for the year ended December 31, 2009.

Pre-petition Claims

On August 26, 2009, pursuant to the Bankruptcy Code, the Debtors filed statements and schedules with the Court setting forth the assets and liabilities of the Debtors as of the Petition Date. In September 2009, the Debtors issued approximately 57,000 proof of claim forms to their current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Chapter 11 Proceedings. However, the Court will ultimately determine liability amounts, if any, that will be allowed for these claims. An October 15, 2009 bar date was set for the filing of proofs of claim against the Debtors. Approximately 3,250 proofs of claim totaling approximately $7.9 billion in claims against the Debtors were filed in connection with the October 15, 2009 bar date as follows:

•	Approximately 55 claims, totaling approximately $5.9 billion, represent term loan and bond debt claims, for which the Company has recorded approximately $2.5 billion as of December 31, 2009, which is included in the Company’s consolidated balance sheet as “Liabilities subject to compromise.” The Company believes claim amounts in excess of those reflected in the financial statements at December 31, 2009 are duplicative and will ultimately be resolved through the plan of reorganization.

•	Approximately 940 claims, totaling approximately $570 million, which the Company believes should be disallowed by the Court primarily because these claims appear to be duplicative or unsubstantiated claims.

The Debtors have not completed their evaluation of the approximately 2,255 claims remaining, totaling approximately $1.4 billion, alleging rights to payment for financing, trade accounts payable and other matters. The Company continues to investigate these unresolved proofs of claim, and intends to file objections to the claims that are inconsistent with its books and records.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

Additional claims may be filed after the October 15, 2009 bar date, which could be allowed by the Court. Accordingly, the ultimate number and allowed amount of such claims are not presently known and cannot be reasonably estimated at this time. The resolution of such claims could result in a material adjustment to the Company’s financial statements. Additionally, a confirmed plan of reorganization could also materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

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

CONDENSED COMBINED DEBTORS-IN-POSSESSION

STATEMENT OF OPERATIONS

May 28, 2009 to
December 31, 2009
(Dollars in Millions)

Net sales	$1,593
Cost of sales	1,386

Gross margin	207
Selling, general and administrative expenses	55
Restructuring expenses	22
Reorganization items	60
Other income, net	11

Operating income	81
Interest expense, net	4
Equity in net income of non-consolidated affiliates	60

Income before income taxes and earnings of non-Debtor subsidiaries	137
Provision for income taxes	8

Income before earnings of non-Debtor subsidiaries	129
Earnings of non-Debtor subsidiaries	89

Net income	$218

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

CONDENSED COMBINED DEBTORS-IN-POSSESSION

BALANCE SHEET

December 31, 2009
(Dollars in Millions)

ASSETS
Cash and equivalents	$430
Restricted cash	128
Accounts receivable, net	236
Accounts receivable, non-Debtor subsidiaries	513
Inventories, net	65
Other current assets	90

Total current assets	1,462
Notes receivable, non-Debtor subsidiaries	575
Investments in non-Debtor subsidiaries	554
Property and equipment, net	313
Equity in net assets of non-consolidated affiliates	277
Other non-current assets	11

Total assets	$3,192

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$78
Accounts payable	128
Accounts payable, non-Debtor subsidiaries	195
Accrued employee liabilities	58
Other current liabilities	78

Total current liabilities	537
Long-term debt	1
Employee benefits	405
Deferred income taxes	63
Other non-current liabilities	54
Liabilities subject to compromise	2,819
Liabilities subject to compromise, non-Debtor subsidiaries	85
Shareholders’ deficit	(772)

Total liabilities and shareholders’ deficit	$3,192

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

CONDENSED COMBINED DEBTORS-IN-POSSESSION

STATEMENT OF CASH FLOWS

May 28, 2009 to
December 31, 2009
(Dollars in Millions)

Net cash provided from operating activities	$138
Investing activities
Capital expenditures	(10)
Acquisitions and investments in joint ventures, net	(30)
Proceeds from divestitures and asset sales	92

Net cash provided from investing activities	52
Financing activities
Increase in restricted cash, net	(48)
Proceeds from DIP Facility, net of issuance costs	71
Other, including overdrafts	2

Net cash provided from financing activities	25

Net increase in cash and equivalents	215
Cash and equivalents at beginning of period	215

Cash and equivalents at end of period	$430

NOTE 5.	Restructuring Activities

The Company has undertaken various restructuring activities to achieve its strategic and financial objectives. Restructuring activities include, but are not limited to, plant closures, production relocation, administrative cost structure realignment and consolidation of available capacity and resources. The Company expects to finance restructuring programs through cash on hand, cash generated from its ongoing operations, reimbursements pursuant to customer accommodation and support agreements or through cash available under its existing debt agreements, subject to the terms of applicable covenants.

Amended Escrow Agreement

Pursuant to the Escrow Agreement, dated as of October 1, 2005, among the Company, Ford and Deutsche Bank Trust Company Americas, Ford paid $400 million into the escrow account for use by the Company to restructure its businesses. The Escrow Agreement provided that the Company would be reimbursed from the escrow account for the first $250 million of reimbursable restructuring costs, as defined in the Escrow Agreement, and up to one half of the next $300 million of such costs. In August 2008 and pursuant to the Amended Escrow Agreement, Ford contributed an additional $50 million into the escrow account. The Amended Escrow Agreement provided that such additional funds were available to fund restructuring and other qualified costs on a 100% basis.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Restructuring Activities — (Continued)

Cash in the escrow account was invested, at the direction of the Company, in high quality, short-term investments and related investment earnings were credited to the account as earned. Investment earnings of $28 million became available to reimburse the Company’s restructuring costs following the use of the first $250 million of available funds. Investment earnings on the remaining $200 million became available for reimbursement after full utilization of those funds. The following table provides a reconciliation of amounts available in the escrow account.

	Year Ended	Inception through
	December 31, 2009	December 31, 2009
	(Dollars in Millions)

Beginning escrow account available	$68	$400
Add: Amended Escrow Agreement Funding	—	50
Add: Investment earnings	—	35
Deduct: Disbursements for restructuring costs	(68)	(485)

Ending escrow account available	$—	$—

As of December 31, 2009, all of the funds under the Amended Escrow Agreement have been utilized. Approximately $7 million of amounts receivable from the escrow account were classified in “Other current assets” in the Company’s consolidated balance sheets as of December 31, 2008.

Restructuring Reserves

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the years ended December 31, 2009, 2008 and 2007, respectively. Substantially all of the Company’s restructuring expenses are related to employee severance and termination benefit costs. Information in the table below includes amounts associated with the Company’s discontinued operations.

	Interiors	Climate	Electronics	Other/Central	Total
	(Dollars in Millions)

December 31, 2006	$18	$21	$2	$12	$53
Expenses	66	27	9	60	162
Utilization	(26)	(25)	(4)	(48)	(103)

December 31, 2007	58	23	7	24	112
Expenses	42	20	3	82	147
Exchange	(3)	—	—	—	(3)
Utilization	(48)	(40)	(6)	(98)	(192)

December 31, 2008	49	3	4	8	64
Expenses	22	5	17	40	84
Utilization	(50)	(8)	(5)	(46)	(109)

December 31, 2009	$21	$—	$16	$2	$39

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Restructuring Activities — (Continued)

Restructuring reserve balances of $39 million and $45 million at December 31, 2009 and 2008, respectively, are classified as “Other current liabilities” on the consolidated balance sheets. The Company anticipates that the activities associated with the restructuring reserve balance as of December 31, 2009 will be substantially completed by the end of 2010. Other restructuring reserves of $19 million were classified as “Other non-current liabilities” on the consolidated balance sheet as of December 31, 2008 and related to employee benefits that were probable and estimable but for which associated activities were not to be completed within one year.

Utilization includes $81 million, $131 million and $79 million of payments for severance and other employee termination benefits for the years ended December 31, 2009, 2008 and 2007, respectively. Utilization also includes $28 million, $46 million and $16 million in 2009, 2008 and 2007, respectively, of special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans. For the year ended December 31, 2008, utilization also includes $15 million in payments related to contract termination and equipment relocation costs.

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

2009 Restructuring Actions

The Company recorded restructuring expenses of $84 million during the twelve months ended December 31, 2009 including amounts related to administrative cost reductions to fundamentally re-align corporate support functions with underlying operations in connection with the Company’s reorganization efforts and in response to recessionary economic conditions and related negative impact on the automotive sector and the Company’s results of operations and cash flows.

During the first half of 2009, the Company continued to fundamentally realign, consolidate and rationalize its administrative organization structure, including the following actions:

•	$34 million of employee severance and termination benefit costs related to approximately 300 salaried employees in the United States and 180 salaried employees in other countries, primarily in Europe.

•	$4 million related to approximately 200 employees associated with the consolidation of the Company’s Electronics operations in South America.

In connection with the Chapter 11 Proceedings, the Company entered into various support and accommodation agreements with its customers as more fully described in Note 4 “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code.” These actions included:

•	$13 million of employee severance and termination benefit costs associated with approximately 170 employees at two European Interiors facilities.

•	$11 million of employee severance and termination benefit costs associated with approximately 300 employees related to the announced closure of a North American Electronics facility.

•	$10 million of employee severance and termination benefit costs related to approximately 120 salaried employees who were located primarily at the Company’s North American headquarters.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Restructuring Activities — (Continued)

•	$4 million of employee severance and termination benefit costs associated with approximately 550 employees related to the consolidation of the Company’s North American Lighting operations.

2008 Restructuring Actions

During 2008 the Company recorded restructuring charges of $147 million, including $107 million under the previously announced multi-year improvement plan. Significant actions under the multi-year improvement plan include the following:

•	$33 million of employee severance and termination benefit costs associated with approximately 290 employees to reduce the Company’s salaried workforce in higher cost countries.

•	$23 million of employee severance and termination benefit costs associated with approximately 20 salaried and 250 hourly employees at a European Interiors facility.

•	$18 million of employee severance and termination benefit costs associated with 55 employees at the Company’s Other products facility located in Swansea, UK. In connection with the divestiture of that facility, Visteon UK Limited agreed to reduce the number of employees to be transferred, which resulted in $5 million of employee severance benefits and $13 million of special termination benefits.

•	$9 million of employee severance and termination benefit costs related to approximately 100 hourly and salaried employees at certain manufacturing facilities located in the UK.

•	$6 million of employee severance and termination benefit costs associated with approximately 40 employees at a European Interiors facility.

•	$5 million of contract termination charges related to the closure of a European Other facility.

•	$5 million of employee severance and termination benefit costs for the closure of a European Interiors facility.

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

NOTE 6.	Asset Impairments and Other Gains and Losses

2009 Asset Impairments and Other Gains

Section 365 of the Bankruptcy Code permits the Debtors to assume, assume and assign or reject certain pre-petition executory contracts subject to the approval of the Court and certain other conditions. During 2009, the Company rejected a lease arrangement that was subject to a previous sale-leaseback transaction for which the recognition of transaction gains was deferred due to the Company’s continuing involvement with the associated property. The Company’s continuing involvement was effectively ceased in connection with the December 24, 2009 lease termination resulting in recognition of the deferred gain of $30 million, which was partially offset by a loss of $10 million associated with the remaining net book value of leasehold improvements associated with the facility and $9 million of other losses and impairments related to asset disposals.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Asset Impairments and Other Gains and Losses — (Continued)

2008 Asset Impairments and Other Losses

The Company concluded that significant operating losses resulting from the deterioration of market conditions and related production volumes in the fourth quarter of 2008 represented an indicator that the carrying amount of the Company’s long-lived assets may not be recoverable. Based on the results of the Company’s assessment, which was based upon the fair value of the affected assets using appraisals, management estimates and discounted cash flow calculations, the Company recorded an impairment charge of approximately $200 million to reduce the net book value of Interiors long-lived assets considered to be “held for use” to their estimated fair value.

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

2007 Impairment Charges

During the fourth quarter of 2007, the Company recorded impairment charges of $16 million to reduce the net book value of long-lived assets associated with the Company’s fuel products to their estimated fair value. This amount was recorded pursuant to impairment indicators including lower than anticipated current and near term future customer volumes and the related impact on the Company’s current and projected operating results and cash flows resulting from a change in product technology.

During the third quarter of 2007, the Company completed the sale of its Visteon Powertrain Control Systems India (“VPCSI”) operation located in Chennai, India. The Company determined that assets subject to the VPCSI divestiture including inventory, intellectual property and real and personal property met the “held for sale” criteria under GAAP. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in asset impairment charges of approximately $14 million.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Asset Impairments and Other Gains and Losses — (Continued)

In March 2007, the Company entered into a Master Asset and Share Purchase Agreement (“MASPA”) to sell certain assets and liabilities associated with the Company’s chassis operations (the “Chassis Divestiture”). The Company’s chassis operations were primarily comprised of suspension, driveline and steering product lines and included facilities located in Dueren and Wuelfrath, Germany, Praszka, Poland and Sao Paulo, Brazil. Collectively, these operations recorded sales for the year ended December 31, 2006 of approximately $600 million. During the first quarter of 2007, the Company determined that assets subject to the Chassis Divestiture including inventory, intellectual property and real and personal property met the “held for sale” criteria under GAAP. Accordingly, these assets were valued at the lower of carrying amount or fair value less cost to sell, which resulted in asset impairment charges of approximately $28 million.

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

During 2007 the Company entered into agreements to sell two Electronics buildings located in Japan. The Company determined that these buildings met the “held for sale” criteria under GAAP and were recorded at the lower of carrying value or fair value less cost to sell, which resulted in asset impairment charges of approximately $15 million.

NOTE 7.	Discontinued Operations

In March 2007, the Company entered into the MASPA for the sale of certain assets and liabilities associated with the Company’s chassis operations. The Chassis Divestiture, while representing a significant portion of the Company’s chassis operations, did not result in the complete exit of any of the affected product lines. Effective May 31, 2007, the Company ceased to produce brake components at its Swansea, UK facility, which resulted in the complete exit of the Company’s global suspension product line. Accordingly, the results of operations of the Company’s global suspension product line have been reclassified to “Loss from discontinued operations, net of tax” in the consolidated statement of operations for the year ended December 31, 2007. A summary of the results of discontinued operations is provided in the table below.

Year Ended
December 31, 2007
(Dollars in Millions)

Net product sales	$50
Cost of sales	63

Gross margin	(13)
Selling, general and administrative expenses	1
Asset impairments	12
Restructuring expenses	10
Reimbursement from Escrow Account	12

Loss from discontinued operations, net of tax	$(24)

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Inventories

Inventories consist of the following components:

	December 31
	2009	2008
	(Dollars in Millions)

Raw materials	$125	$145
Work-in-process	159	184
Finished products	78	67

	362	396
Valuation reserves	(43)	(42)

	$319	$354

NOTE 9.	Other Assets

Other current assets are summarized as follows:

	December 31
	2009	2008
	(Dollars in Millions)

Recoverable taxes	$86	$109
Deposits	55	24
Current deferred tax assets	32	29
Prepaid assets	22	18
Pledged accounts receivable	19	—
Unamortized debt costs	—	20
Other	22	39

	$236	$239

Other non-current assets are summarized as follows:

	December 31
	2009	2008
	(Dollars in Millions)

Non-current deferred tax assets	$17	$34
Assets held for sale	16	7
Notes and other receivables	10	4
Other intangible assets	6	7
Other	35	52

	$84	$104

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Property and Equipment

Property and equipment, net consists of the following:

	December 31
	2009	2008
	(Dollars in Millions)

Land	$74	$73
Buildings and improvements	817	809
Machinery, equipment and other	2,752	2,985
Construction in progress	75	112

Total property and equipment	3,718	3,979
Accumulated depreciation	(1,860)	(1,907)

	1,858	2,072
Product tooling, net of amortization	78	90

Property and equipment, net	$1,936	$2,162

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

Depreciation and amortization expenses are summarized as follows:

	Year Ended December 31
	2009	2008	2007
	(Dollars in Millions)

Depreciation	$326	$380	$425
Amortization	26	36	47

	$352	$416	$472

The Company recorded approximately $53 million, $37 million and $50 million of accelerated depreciation expense for the years ended December 31, 2009, 2008 and 2007, respectively, representing the shortening of estimated useful lives of certain assets (primarily machinery and equipment) in connection with the Company’s restructuring activities.

NOTE 11.	Non-Consolidated Affiliates

The Company had $294 million and $220 million of equity in the net assets of non-consolidated affiliates at December 31, 2009 and 2008, respectively. The Company recorded equity in net income of non-consolidated affiliates of $80 million, $41 million and $47 million at December 31, 2009, 2008 and 2007, respectively. The following table presents summarized financial data for such non-consolidated affiliates. The amounts included in the table below represent 100% of the results of operations of the Company’s non-consolidated affiliates accounted for under the equity method. Yanfeng Visteon Automotive Trim Systems Co., Ltd (“Yanfeng”), of which the Company owns a 50% interest, is considered a significant non-consolidated affiliate and is shown separately below.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Non-Consolidated Affiliates — (Continued)

Summarized balance sheet data as of December 31 is as follows:

	Yanfeng		All Others
	(Dollars in Millions)
	2009	2008	2009	2008

Current assets	$667	$386	$306	$216
Other assets	412	375	202	205

Total assets	$1,079	$761	$508	$421

Current liabilities	$662	$453	$275	$227
Other liabilities	11	14	30	16
Shareholders’ equity	406	294	203	178

Total liabilities and shareholders’ equity	$1,079	$761	$508	$421

Summarized statement of operations data for the years ended December 31 is as follows:

	Net Sales			Gross Margin			Net Income
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(Dollars in Millions)

Yanfeng	$1,452	$1,059	$929	$217	$190	$162	$118	$71	$68
All other	711	805	707	109	119	106	42	14	26

	$2,163	$1,864	$1,636	$326	$309	$268	$160	$85	$94

The Company’s share of net assets and net income is reported in the consolidated financial statements as “Equity in net assets of non-consolidated affiliates” on the consolidated balance sheets and “Equity in net income of non-consolidated affiliates” on the consolidated statements of operations. Included in the Company’s accumulated deficit is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $143 million and $104 million at December 31, 2009 and 2008, respectively.

Restricted net assets related to the Company’s consolidated subsidiaries were approximately $100 million and $91 million, respectively as of December 31, 2009 and 2008. Restricted net assets related to the Company’s non-consolidated affiliates were approximately $294 million and $220 million, respectively as of December 31, 2009 and 2008. Restricted net assets of consolidated subsidiaries are attributable to the Company’s operations in China, where certain regulatory requirements and governmental restraints result in significant restrictions on the Company’s consolidated subsidiaries ability to transfer funds to the Company.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Other Liabilities

Other current liabilities are summarized as follows:

	December 31
	2009	2008
	(Dollars in Millions)

Deferred income	$51	$8
Non-income taxes payable	47	38
Product warranty and recall reserves	40	50
Restructuring reserves	39	45
Income taxes payable	27	16
Accrued reorganization items	22	—
Accrued interest payable	3	45
Other accrued liabilities	73	86

	$302	$288

Other non-current liabilities are summarized as follows:

	December 31
	2009	2008
	(Dollars in Millions)

Income tax reserves	$101	$155
Non-income taxes payable	62	57
Product warranty and recall reserves	39	50
Deferred income	27	46
Restructuring reserves	—	19
Other accrued liabilities	28	38

	$257	$365

Current and non-current deferred income of $43 million and $27 million, respectively, relate to various customer accommodation, support and other agreements completed during 2009. Revenue associated with these agreements is being recorded in relation to the delivery of associated products, assets and/or services in accordance with the terms of the underlying agreement, or over the estimated duration of the respective benefit to the customer, generally representing the duration of remaining production on current vehicle platforms. The Company expects to record approximately $43 million, $14 million, $8 million and $5 million of these deferred amounts in 2010, 2011, 2012 and 2013, respectively.

In connection with the ACH Transactions, the Company sold to and leased-back from Ford certain land and buildings under two separate lease arrangements both for six-year terms with rental payments at below market rates, which represents continuing involvement. Accordingly, recognition of the gain associated with these sale-leasebacks was deferred. During 2009, the Debtors rejected the remaining lease agreement under Section 365 of the Bankruptcy Code, ceasing the Company’s continuing involvement and resulting in recognition of the related deferred gain of $30 million, which is included in “Asset impairments and other gains and (losses)” on the consolidated statement of operations for the year ended December 31, 2009.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Other Liabilities — (Continued)

The Company also carried deferred gains associated with other sale-leaseback transactions of $12 million as of December 31, 2008, of which, approximately $10 million was recognized during 2009 in connection with the UK Administration and is included in the “Deconsolidation gain” on the consolidated statement of operations for the year ended December 31, 2009.

NOTE 13.	Debt

Pre-Petition Debt

As discussed in Note 4 “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code,” due to the Chapter 11 Proceedings, substantially all of the Company’s pre-petition debt is in default and has been reclassified to “Liabilities subject to compromise” on the consolidated balance sheet, including the following:

December 31
2009
(Dollars in Millions)

Pre-Petition Debt Classified as Liabilities Subject to Compromise
Senior Credit Agreements:
Term loan due June 13, 2013	$1,000
Term loan due December 13, 2013	500
U.S. asset backed lending facility	89
Letters of credit	38
8.25% notes due August 1, 2010	206
7.00% notes due March 10, 2014	450
12.25% notes due December 31, 2016	206

Total	2,489
Deferred charges, debt issue fees and other, net	1

Total pre-petition debt classified as Liabilities subject to compromise	$2,490

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Debt — (Continued)

Current Capital Structure

As of December 31, 2009, the Company had $225 million and $6 million of debt outstanding classified as short-term debt and long-term debt, respectively. The Company’s short and long-term debt balances consist of the following:

		Weighted
		Average
		Interest Rate		Carrying Value
	Maturity	2009	2008	2009	2008
				(Dollars in Millions)

Short-term debt
DIP credit facility		9.5%	—	$75	$—
Debt in default		—	7.4%	—	2,554
Current portion of long-term debt		6.0%	6.3%	65	72
Other — short-term		4.1%	6.1%	85	71

Total short-term debt				225	2,697

Long-term debt
Other	2011-2017	5.0%	6.3%	6	65

Total long-term debt				6	65

Total debt				$231	$2,762

DIP Credit Facility

On November 18, 2009, the Company entered into a $150 million Senior Secured Super Priority Priming Debtor in Possession Credit and Guaranty Agreement, with certain subsidiaries of the Company, a syndicate of lenders and Wilmington Trust FSB, as administrative agent. The Company’s domestic subsidiaries that are also debtors and debtors-in-possession are guarantors under the DIP Credit Agreement. Borrowings under the DIP Credit Agreement are secured by, among other things, a first priority perfected security interest in assets that constitute first priority collateral under pre-petition secured term loans, as well as a second priority perfected security interest in assets that constitute first priority collateral under pre-petition secured asset-based revolving loans.

The DIP Credit Agreement matures and expires on the earliest of (i) May 18, 2010; provided, that the Company may extend it an additional three months, (ii) the effective date of the Company’s plan of reorganization, and (iii) the date a sale or sales of all or substantially all of the Company’s and guarantors’ assets is or are consummated under section 363 of the Bankruptcy Code. Borrowings under the DIP Credit Agreement are issued at a 2.75% discount and bear interest at variable rates equal to (i) 6.50% (or 8.50% in the event a default), plus (ii) a Eurodollar rate (subject to a floor of 3.00% per annum). The Company will also pay a fee of 1.00% per annum on the unused portion of the $150 million available, payable monthly in arrears.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Debt — (Continued)

On November 18, 2009, the Company borrowed $75 million under the DIP Credit Agreement. The Company may borrow the remaining $75 million in one additional advance prior to maturity, subject to certain conditions, including a condition that the Company shall not have filed a plan of reorganization that does not provide for full payment of the obligations under the DIP Credit Agreement in cash by the effective date of such plan. Borrowings under the DIP Credit Agreement are to be used to finance working capital, capital expenditures and other general corporate purposes in accordance with an approved budget.

On November 16, 2009, the Company entered into a $40 million Letter of Credit (“LOC”) Reimbursement and Security Agreement (the “LOC Agreement”), with certain subsidiaries of the Company and US Bank National Association as a means of providing financial assurances to a variety of service providers that support daily operations. The agreement has an expiration date of September 30, 2010 and is under the condition that a collateral account is maintained (with US Bank) equal to 103% of the aggregated stated amount of the LOCs with reimbursement of any draws. As of December 31, 2009, the Company has $13 million of outstanding letters of credit issued under this facility and secured by restricted cash.

Other Debt

On December 9, 2009, a French subsidiary of the Company entered into an agreement to sell accounts receivable on an uncommitted basis. The amount of financing available is contingent upon the amount of receivables less certain reserves. The Company pays a 30 basis point servicing fee on all receivables sold, as well as a financing fee of 3-month Euribor plus 75 basis points on the advanced portion. As of December 31, 2009, there was $9 million of outstanding borrowings under the facility and $19 million of receivables pledged as security, which are recorded as “Other current assets” on the consolidated balance sheet as of December 31, 2009.

On May 22, 2009, the Company terminated its European Securitization Facility. As a result, participating subsidiaries repurchased receivables previously sold and outstanding under the program. Amounts borrowed under the facility totaling $42 million were repaid.

As of December 31, 2009, the Company had affiliate and capital lease debt outstanding of $156 million, with $150 million and $6 million classified in short-term and long-term debt, respectively. Remaining availability on these affiliate credit facilities is approximately $144 million. These balances are primarily related to the Company’s non-U.S. operations, and are payable in non-U.S. currencies including, but not limited to the Euro, Chinese Yuan, Brazilian Real and Korean Won.

Fair Value

The Company is unable to estimate the fair value of long-term debt of the Debtors that is subject to compromise at December 31, 2009, due to the uncertainties associated with the Chapter 11 Proceedings. The fair value of the Company’s debt that is not subject to compromise has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. Fair value of such debt was $230 million and $826 million as of December 31, 2009 and 2008, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits

Visteon Sponsored Employee Retirement Plans

In the U.S., the Company’s hourly employees represented by certain collective bargaining groups earn noncontributory benefits based on employee service, while the Company’s U.S. salaried employees earn noncontributory pay related benefits. Certain of the non-U.S. subsidiaries sponsor separate plans that provide similar types of benefits to their employees. The Company’s defined benefit plans are partially funded with the exception of certain supplemental benefit plans for executives and certain non-U.S. plans, primarily in Germany, which are unfunded.

In May 2007, the Company approved changes to the U.S. salaried pension plans which reduced disability retirement benefits. These changes reduced the projected benefit obligation by approximately $20 million which is being amortized as a reduction of retirement benefit expense over the estimated average remaining service lives.

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. Matching contributions were suspended for the U.S. defined contribution plan effective December 1, 2008. The expense related to matching contributions was approximately $4 million, $8 million and $8 million in 2009, 2008 and 2007, respectively.

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

In connection with the Chapter 11 Proceedings, the Company reclassified approximately $300 million of liabilities associated with its U.S. OPEB plans to “Liabilities subject to compromise” based on a June 26, 2009 motion of the Debtors requesting the Court to enter an order authorizing the modification and/or termination of certain plans and programs giving rise to such benefits. In December 2009 and in connection with a ruling of the Court, the Company announced its intent to eliminate certain other postretirement employee benefits including Company-paid medical, prescription drug, dental and life insurance coverage, effective April 1, 2010, for current and future U.S. retirees, their spouses, surviving spouses, domestic partners and dependents, with the exception of participants covered by the current collective bargaining agreement (“CBA”) at the North Penn facility. OPEB plans for which the Company-paid benefits are to be terminated, include the Visteon Corporation Health and Welfare Program for Salaried Employees; Visteon Systems, LLC Health and Welfare Benefit Plan for Hourly Employees-Connersville and Bedford Locations; and the Visteon Caribbean Employee Group Insurance Plan. Additionally, Company-paid OPEB benefits under the Visteon Systems, LLC Health and Welfare Plan for Hourly Employees — North Penn Location for North Penn hourly retirees who retired prior to April 2, 2005 (the effective date of the current North Penn CBA) will also be eliminated.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits — (Continued)

This change resulted in curtailment gains of $153 million and a reduction in OPEB liabilities of approximately $273 million establishing a new prior service cost base. Accordingly, this reduction is being amortized as a net decrease to future postretirement employee benefit expense with $222 million related to plans for which Company-paid benefits were eliminated being amortized over the remaining period of expected benefit or through March 31, 2010 and $51 million being amortized over the remaining life expectancy of the participants covered by the North Penn CBA or 20 years. Total amortization related to this reduction in OPEB obligation resulted in a net decrease in postretirement employee benefit expense during December 2009 of $42 million and the Company expects to record additional amortization of approximately $180 million that will reduce postretirement employee benefit expense during the three-month period ended March 31, 2010.

In October 2008, the Company communicated changes to certain hourly postretirement employee health care plans to eliminate Company-sponsored prescription drug benefits for Medicare eligible retirees, spouses and dependents effective January 1, 2009, to eliminate all benefits for certain employees who are not currently eligible and to provide additional retirement plan benefits. These changes resulted in a net reduction in pension and OPEB liabilities of approximately $92 million. This amount had been amortized as a net reduction of retirement and postretirement employee benefit expense over the average remaining life expectancy of plan participants until the change announced in December 2009 at which time the amortization period was shortened. The Company recorded curtailment gains in the fourth quarter of 2008 of approximately $16 million reflecting the elimination of future service in these plans.

During January 2007, the Company communicated changes to the U.S. salaried postretirement health care plans which became effective June 1, 2007. These changes eliminate Company-sponsored prescription drug coverage for Medicare eligible salaried retirees, surviving spouses and dependents. These changes resulted in a reduction to the accumulated postretirement benefit obligation (“APBO”) of approximately $30 million which had been amortized as a reduction of postretirement employee benefit expense over the estimated average remaining employee service lives until the change announced in December 2009 when the unamortized portion was recognized as curtailment gain.

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

The benefit obligations below reflect the salaried life insurance plan changes announced by Ford in 2008 and are based upon Ford’s assumptions. Postretirement health care and life insurance benefits payable to Ford relating to participation by certain salaried employees were reclassified to “Liabilities subject to compromise” in connection with the Chapter 11 Proceedings. The total net amount recognized in the balance sheets is as follows:

	December 31
	2009	2008
	(Dollars in Millions)

Obligation for benefits to certain salaried employees	$79	$67
Unamortized gains associated with the obligation	26	46

Postretirement employee benefits payable to Ford	$105	$113

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits — (Continued)

Benefit Expenses

The Company’s expense for retirement benefits is as follows:

	Retirement Plans						Health Care and Life
	U.S. Plans			Non-U.S. Plans			Insurance Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(Dollars in Millions, Except Percentages)

Costs Recognized in Income
Service cost	$13	$21	$23	$7	$19	$27	$1	$3	$6
Interest cost	74	73	71	31	70	72	18	31	32
Expected return on plan assets	(79)	(83)	(76)	(26)	(57)	(55)	—	—	—
Amortization of:
Plan amendments	(2)	(1)	1	2	5	5	(75)	(30)	(47)
Losses and other	1	—	1	—	2	11	18	10	15
Special termination benefits	6	6	3	—	—	—	—	—	—
Curtailments	(2)	(1)	7	5	2	4	(161)	(79)	(58)
Settlements	—	—	—	—	20	32	—	—	—

Visteon sponsored plan net pension/ postretirement expense	11	15	30	19	61	96	(199)	(65)	(52)
Expense for certain salaried employees whose pensions are partially covered by Ford	10	—	6	—	—	—	(8)	(7)	(5)

Employee retirement benefit expenses excluding restructuring	$21	$15	$36	$19	$61	$96	$(207)	$(72)	$(57)

Retirement benefit related restructuring expenses
Special termination benefits	$12	$16	$6	$9	$27	$9	$—	$1	$—
Other	7	2	1	—	—	—	—	—	—

Total employee retirement benefit related restructuring expenses	$19	$18	$7	$9	$27	$9	$—	$1	$—

Weighted Average Assumptions Used for Expenses
Discount rate for expense	6.35%	6.30%	5.95%	6.05%	5.70%	5.05%	6.05%	6.30%	5.85%
Rate of increase in compensation	3.25%	3.75%	3.75%	3.15%	3.30%	2.90%	—	—	—
Assumed long-term rate of return on assets	8.10%	8.25%	8.00%	6.70%	6.80%	6.50%	—	—	—
Initial health care cost trend rate							8.33%	9.00%	9.30%
Ultimate health care cost trend rate							5.00%	5.00%	5.00%
Year ultimate health care cost trend rate reached							2014	2013	2011

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits — (Continued)

Curtailments and Settlements

Curtailment and settlement gains and losses are classified in the Company’s consolidated statements of operations as “Cost of sales” or “Selling, general and administrative expenses.” Qualifying curtailment and settlement losses related to the Company’s restructuring activities were reimbursable under the terms of the Amended Escrow Agreement.

During 2009 the Company recorded significant curtailments and settlements of its employee retirement benefit plans as follows:

•	Curtailment gains of $153 million related to the OPEB plans in connection with the elimination of Company-paid medical, prescription drug and life insurance coverage. This plan change eliminated future service for active plan participants, as such the amounts in accumulated other comprehensive income relating to prior plan changes were recognized as curtailment gains.

•	Curtailment gains of $10 million associated with the U.S. salaried pension and OPEB plans in connection with employee headcount reductions under previously announced restructuring actions.

•	Curtailment losses of $6 million related to the reduction of future service in the UK pension plans in connection with employee headcount reductions in the UK. These losses were partially offset by a $1 million curtailment gain in Mexico related to employee headcount reductions under previously announced restructuring actions. These curtailments reduced the benefit obligations by $2 million.

During 2008 the Company recorded significant curtailments and settlements of its employee retirement benefit plans as follows:

•	Curtailment gains of $79 million related to elimination of employee benefits associated with U.S. OPEB plans in connection with employee headcount reductions under previously announced restructuring actions. These curtailments reduced the benefit obligations by $7 million.

•	Curtailment losses of $7 million related to the reduction of future service in the UK pension plan for employees at the Company’s Swansea, UK operation in connection with the Swansea Divestiture. These losses were partially offset by curtailment gains in Germany, Mexico and France related to employee headcount reductions under previously announced restructuring actions. These curtailments reduced the benefit obligations by $7 million in the UK and $4 million across Germany, Mexico and France.

•	Settlement losses of $20 million related to UK employee pension obligations of approximately $90 million transferred to Ford in October 2008 for employees that transferred from Visteon to Ford during the years 2005 through 2007 in accordance with the ACH Transactions.

During 2007 the Company recorded significant curtailments and settlements of its employee retirement benefit plans as follows:

•	Curtailment loss of $7 million related to employee retirement benefit obligations under certain U.S. retirement plans in connection with previously announced restructuring actions. These curtailments reduced the benefit obligations by $32 million.

•	Settlement loss of $13 million related to employee retirement benefit obligations under certain German retirement plans for employees of the Dueren and Wuelfrath, Germany facilities, which were included in the Chassis Divestiture. The divestiture also curtailed the future service in the German plans which reduced the benefit obligations by $28 million.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits — (Continued)

•	Settlement losses of $20 million related to employee retirement benefit obligations under Canadian retirement plans for employees of the Markham, Ontario facility, which was closed in 2002.

•	Curtailment loss of $4 million related to employee retirement benefit obligations for salaried employee reductions in the UK.

•	Curtailment gains of $58 million related to elimination of employee benefits associated with a U.S. OPEB plan in connection with employee headcount reductions under previously announced restructuring actions. These curtailments reduced the balance sheet liability by $28 million.

Retirement Benefit Related Restructuring Expenses

In addition to normal employee retirement benefit expenses, the Company recorded $28 million, $46 million and $16 million for the years ended December 31, 2009, 2008 and 2007, respectively, for retirement benefit related restructuring charges. Such charges generally relate to special termination benefits, voluntary termination incentives and pension losses and are the result of various restructuring actions as described in Note 5 “Restructuring Activities.” Retirement benefit related restructuring charges are initially classified as restructuring expenses and are subsequently reclassified to retirement benefit expenses.

Assumed Health Care Trend Rate Sensitivity

The following table illustrates the sensitivity to a change in the assumed health care trend rate related to Visteon sponsored postretirement employee health care plan expense (excludes certain salaried employees that are covered by a Ford sponsored plan):

Total Service and
	Interest Cost		APBO

100 basis point increase in health care cost trend rates(a)	+$	1 million	+$	6 million
100 basis point decrease in health care cost trend rates(a)	−$	1 million	−$	5 million

(a)	Assumes all other assumptions are held constant.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits — (Continued)

Benefit Obligations

					Health Care
	Retirement Plans				and Life Insurance
	U.S. Plans		Non-U.S. Plans		Benefits
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions, Except Percentages)

Change in Benefit Obligation
Benefit obligation — beginning	$1,234	$1,179	$894	$1,248	$325	$543
Service cost	13	21	7	19	1	3
Interest cost	74	73	31	70	18	31
Participant contributions	—	—	1	6	1	2
Amendments/other	—	5	—	7	(273)	(97)
Actuarial loss/(gain)	36	8	(57)	(52)	21	(117)
Special termination benefits	18	22	9	27	—	1
Curtailments, net	(2)	(5)	(2)	(11)	—	(7)
Settlements	—	—	(3)	(95)	—	(4)
Foreign exchange translation	—	—	22	(265)	1	(1)
Divestitures	—	—	(443)	—	—	—
Benefits paid	(72)	(69)	(24)	(60)	(28)	(29)

Benefit obligation — ending	$1,301	$1,234	$435	$894	$66	$325

Change in Plan Assets
Plan assets — beginning	$908	$1,048	$652	$937	$—	$—
Actual return on plan assets	62	(89)	(4)	(50)	—	—
Sponsor contributions	19	22	26	111	27	27
Participant contributions	—	—	1	6	1	2
Foreign exchange translation	—	—	18	(197)	—	—
Settlements	—	—	(3)	(95)	—	—
Divestitures	—	—	(351)	—	—	—
Benefits paid/other	(76)	(73)	(24)	(60)	(28)	(29)

Plan assets — ending	$913	$908	$315	$652	$—	$—

Funded Status of the Plans
Benefit obligations in excess of plan assets	$(388)	$(326)	$(120)	$(242)	$(66)	$(325)
Balance Sheet Classification
Other non-current assets	$1	$—	$6	$10	$—	$—
Accrued employee liabilities	—	(9)	(3)	(3)	(17)	(29)
Employee benefits	(358)	(317)	(123)	(249)	(49)	(296)
Liabilities subject to compromise (non-qualified plans)	(31)	—	—	—	—	—
Accumulated other comprehensive income
Actuarial loss (gain)	173	118	28	103	42	39
Prior service (credit)/cost	(22)	(25)	8	31	(311)	(274)
Deferred taxes	(1)	—	30	47	—	—

	$150	$93	$66	$181	$(269)	$(235)

The accumulated benefit obligation for all defined benefit pension plans was $1.65 billion and $2.01 billion at the 2009 and 2008 measurement dates. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for employee retirement plans with accumulated benefit obligations in excess of plan assets were $1.54 billion, $1.47 billion and $1.03 billion, respectively, for 2009 and $1.95 billion, $1.85 billion and $1.37 billion, respectively, for 2008.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits — (Continued)

Components of the net change in “Accumulated other comprehensive income (loss)” related to the Company’s retirement, health care and life insurance benefit plans on the Company’s consolidated statements of shareholders’ deficit for the years ended December 31, 2009 and 2008 are as follows:

					Health Care and
	Retirement Plans				Life Insurance
	U.S. Plans		Non-U.S. Plans		Benefits
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)

Actuarial loss/(gain) arising during the period	$55	$178	$(26)	$45	$21	$(126)
Prior service cost/(credit) arising during the period	—	5	—	7	(273)	(97)
Reclassification to Net loss	2	2	(89)	(82)	218	97

	$57	$185	$(115)	$(30)	$(34)	$(126)

Amounts included in “Accumulated other comprehensive income” as of December 31, 2009 that are expected to be realized in 2010 are as follows:

			Health Care and
	Retirement Plans		Life Insurance
	U.S. Plans	Non-U.S. Plans	Benefits
	(Dollars in Millions)

Actuarial (gain)/loss	$2	$—	$51
Prior service cost/(credit)	(3)	1	(243)

	$(1)	$1	$(192)

Assumptions used by the Company in determining its benefit obligations as of December 31, 2009 and 2008 are summarized in the following table.

	Retirement Plans				Health Care and Life Insurance
	U.S. Plans		Non-U.S. Plans		Benefits
Weighted Average Assumptions	2009	2008	2009	2008	2009	2008

Discount rate	5.95%	6.10%	6.10%	6.05%	5.70%	6.00%
Expected rate of return on assets	7.70%	8.10%	6.00%	6.65%	—	—
Rate of increase in compensation	3.50%	3.25%	3.50%	3.15%	—	—
Initial health care cost trend rate					8.30%	8.33%
Ultimate health care cost trend rate					5.25%	5.00%
Year ultimate health care cost trend rate reached					2015	2014

Chapter 11 Plan of Reorganization

The Plan, as filed with the Court on December 17, 2009, contemplates that the Debtors may pursue the termination of certain of the Debtors’ pension plans. The Plan provides for the Pension Benefit Guaranty Corporation (“PBGC”) to receive a 4% equity interest in the Company upon emergence from the Chapter 11 Proceedings in exchange for any termination-related claims it may have against the Debtors and their “controlled group members.” As of December 2009, the Company estimated that this claim could total approximately $460 million.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits — (Continued)

Notwithstanding the filing of the Plan, based on the Company’s consideration of currently available information, including the procedural phase of the Chapter 11 Proceedings, the Debtor’s pension obligations in excess of plan assets of $357 million as of December 31, 2009 continue to not be classified as “Liabilities subject to compromise.” However, such classification may change in the future based on ongoing developments associated with the Chapter 11 Proceedings.

Adjustments for Adoption of a New Accounting Pronouncement

The Company re-measured plan assets and obligations as of January 1, 2007 consistent with the provisions of FASB authoritative guidance, initially recording a reduction to its pension and OPEB liabilities of $100 million and $90 million, respectively, and an increase to accumulated other comprehensive income of $190 million. The Company also adjusted the January 1, 2007 retained earnings balance by approximately $34 million, representing the net periodic benefit costs for the period between September 30, 2006 and January 1, 2007 that would have been recognized on a delayed basis during the first quarter of 2007 absent the change in measurement date. The net periodic benefit costs for 2007 were based on this January 1, 2007 measurement or subsequent re-measurements. During the fourth quarter of 2007 the Company further reduced its pension liability by $20 million with a corresponding increase to accumulated other comprehensive income based on a revision of its re-measured pension obligation as of January 1, 2007. The revision had no impact on full year earnings and an immaterial impact on income as reported in each of the previous three quarters of 2007.

Contributions

During January 2009, the Company reached an agreement with the Pension Benefit Guaranty Corporation pursuant to U.S. federal pension law provisions that permit the PBGC to seek protection when a plant closing results in termination of employment for more than 20 percent of employees covered by a pension plan (the “PBGC Agreement”). In connection with the multi-year improvement plan the Company closed its Connersville, Indiana and Bedford, Indiana facilities, which resulted in the separation of all active participants in the respective pension plan. Under the PBGC Agreement, the Company agreed to accelerate payment of a $10.5 million cash contribution, provide a $15 million letter of credit and provide for a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million. During September 2009, the Company did not make the required contribution to the plan, which triggered an LOC draw event under the PBGC Agreement and resulted in an LOC draw by the PBGC for the full $15 million.

The Company expects to make contributions to its U.S. retirement plans and OPEB plans of $13 million and $17 million, respectively, during 2010. Of the $13 million for U.S. retirement plans, $12 million relates to liabilities subject to compromise and may not be paid in full. Contributions to non-U.S. retirement plans are expected to be $21 million during 2010. The Company’s expected 2010 contributions may be revised.

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

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Company plans; expected receipts from the Medicare Prescription Drug Act subsidy are also included below:

			Retiree Health and Life
				Medicare
	Pension Benefits		Gross	Subsidy
	U.S.	Non-U.S.	Payments	Receipts
	(Dollars in Millions)

2010	$81	$12	$17	$—
2011	70	13	4	—
2012	69	14	4	—
2013	69	15	4	—
2014	68	17	4	—
Years 2015 — 2019	348	101	20	2

During 2009 the Company’s Medicare subsidy receipts were approximately $1.5 million.

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

The primary objective of the pension funds is to pay the plans’ benefit and expense obligations when due. Given the relatively long time horizon of these obligations and their sensitivity to interest rates, the investment strategy is intended to improve the funded status of its U.S. and non-U.S. plans over time while maintaining a prudent level of risk. Risk is managed primarily by diversifying each plan’s target asset allocation across equity, fixed income securities and alternative investment strategies, and then maintaining the allocation within a specified range of its target. In addition, diversification across various investment subcategories within each plan is also maintained within specified ranges.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Employee Retirement Benefits — (Continued)

The Company’s retirement plan asset allocation at December 31, 2009 and 2008 and target allocation for 2010 are as follows:

	U.S.			Non-U.S.
	Target	Percentage of		Target	Percentage of
	Allocation	Plan Assets		Allocation	Plan Assets
	2010	2009	2008	2010	2009	2008

Equity Securities	40%	40%	25%	16%	11%	25%
Fixed Income	30	27	42	74	78	66
Alternative Strategies	30	33	25	4	5	6
Cash	—	—	8	6	6	3

	100%	100%	100%	100%	100%	100%

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

Fair Value Measurements

Retirement plan assets are valued at fair value using various inputs and valuation techniques. A description of the inputs and valuation techniques used to measure the fair value for each class of plan assets is included in Note 19 “Fair Value Measurements.”

NOTE 15.	Stock-Based Compensation

During the years ended December 31, 2009, 2008 and 2007, the Company recorded expense of $1 million and benefits of approximately $12 million and $11 million, respectively, due to the change in the market value of the Company’s common stock. No related income tax benefits were recorded during the years ended December 31, 2009, 2008 and 2007. During 2009, the Company received no cash from the exercise of share-based compensation instruments and paid less than $1 million to settle share-based compensation instruments.

Stock-Based Compensation Plans

The Visteon Corporation 2004 Incentive Compensation Plan (“2004 Incentive Plan”) as approved by shareholders, is administered by the Organization and Compensation Committee of the Board of Directors and provides for the grant of incentive and nonqualified stock options, stock appreciation rights (“SARs”), performance stock rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock and various other rights based on common stock. The maximum number of shares of common stock that may be subject to awards under the 2004 Incentive Plan is approximately 22 million shares. At December 31, 2009, there were approximately 6 million shares of common stock available for grant under the 2004 Incentive Plan. Effective June 14, 2007, the 2004 Incentive Plan was amended to allow the Company to utilize net exercise settlement of stock options. Under a net exercise provision, an option holder is permitted to exercise an option without paying any cash. Instead, the option holder “pays” the exercise price by forfeiting shares subject to the option, based on the value of the underlying shares.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Stock-Based Compensation — (Continued)

The Visteon Corporation Employees Equity Incentive Plan (“EEIP”) as approved by shareholders is administered by the Organization and Compensation Committee of the Board of Directors and provides for the grant of nonqualified stock options, restricted stock awards and various other rights based on common stock. The maximum number of shares of common stock that may be subject to awards under the EEIP is approximately 7 million shares. At December 31, 2009, there were approximately 1 million shares of common stock available for grant under the EEIP.

The Visteon Corporation Non-Employee Director Stock Unit Plan provides for the automatic annual grant of RSUs to non-employee directors. RSUs awarded under the Non-Employee Director Stock Unit Plan vest immediately but are settled after the participant terminates service as a non-employee director of the Company.

Stock-Based Compensation Awards

The Company’s stock-based compensation awards take the form of stock options, SARs, RSAs and RSUs.

•	Stock options and SARs granted under the aforementioned plans have an exercise price equal to the average of the highest and lowest prices at which the Company’s common stock was traded on the date of grant, and become exercisable on a ratable basis over the vesting period. Stock options and SARs granted prior to January 1, 2004, expire 10 years after the grant date. Stock options and SARs granted after December 31, 2003 and prior to January 1, 2007 expire five years following the grant date. Stock options and SARs granted after December 31, 2006 expire seven years following the grant date.

Stock options are settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” SARs are settled in cash and result in the recognition of a liability representing the vested portion of the obligation. This liability amounted to less than $1 million and is recorded in the Company’s consolidated balance sheets under the captions “Liabilities subject to compromise” and “Accrued employee liabilities” as of December 31, 2009 and 2008, respectively.

•	RSAs and RSUs granted under the aforementioned plans vest after a designated period of time (“time-based”), which is generally one to five years, or upon the achievement of certain performance goals (“performance-based”) following the completion of a performance period, which is generally two or three years. RSAs are settled in shares of the Company’s common stock upon the lapse of restrictions on the underlying shares. Accordingly, such amount is recorded in the Company’s consolidated balance sheets under the caption “Shareholders’ deficit — Other.” RSUs awarded under the 2004 Incentive Plan are settled in cash and result in the recognition of a liability representing the vested portion of the obligation. As of December 31, 2009, less than $1 million was recorded in the Company’s consolidated balance sheet under the caption “Liabilities subject to compromise.” As of December 31, 2008, less than $1 million was recorded under the captions “Accrued employee liabilities” and “Other non-current liabilities,” respectively.

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

Fair Value Estimation Methodology and Assumptions

The fair value of RSAs is based on the average of the highest and lowest prices at which the Company’s common stock was traded on the date of grant and the fair value of RSUs is based on the period-ending market price of the Company’s common stock, while the fair value of stock options is determined at the date of grant using the Black-Scholes option pricing model and the fair value of SARs is determined at each period-end using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires management to make various assumptions including the expected term, expected volatility, risk-free interest rate and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock over the expected term of the award and ranged from 173% to 237% for SARs at December 31, 2009. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of the stock-based compensation instrument. The dividend yield assumption is based on historical patterns and future expectations for Company dividends.

Weighted average assumptions used to estimate the fair value of stock-based compensation awards as of December 31, are as follows:

	SARs			Stock Options*
	2009	2008	2007	2008	2007

Expected term (in years)	1.77	2.02	2.76	5.63	4-6
Expected volatility	209.89%	100.14%	62.3%	53.75%	59.0%
Risk-free interest rate	.95%	1.02%	3.22%	2.72%	4.55%-4.70%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%

*	Assumptions at grant date

Stock Appreciation Rights and Stock Options

The following is a summary of the range of exercise prices for stock options and SARs that are currently outstanding and that are currently exercisable at December 31, 2009:

	Stock Options			Stock Options
	and SARs Outstanding			and SARs Exercisable
		Weighted			Weighted
	Number	Average	Weighted Average	Number	Average Exercise
	Outstanding	Remaining Life	Exercise Price	Exercisable	Price
	(In thousands)	(In Years)		(In thousands)

$0.00 — $2.99	25	5.9	$0.71	8	$0.71
$3.00 — $7.00	12,184	2.4	$5.20	10,351	$5.47
$7.01 — $12.00	3,935	3.9	$9.01	3,224	$9.02
$12.01 — $17.00	3,227	1.5	$13.44	3,227	$13.44
$17.01 — $22.00	1,677	1.3	$17.46	1,677	$17.46

	21,048			18,487

The intrinsic value of stock options and SARs outstanding and exercisable was zero at December 31, 2009 and 2008. The weighted average fair value of SARs granted was $0.06 and $1.65 at December 31, 2008 and 2007, respectively. The weighted average fair value of stock options granted was $1.97 and $4.90 at December 31, 2008 and 2007, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Stock-Based Compensation — (Continued)

As of December 31, 2009, there was no unrecognized compensation cost related to stock options or SARs granted under the Company’s stock-based compensation plans. A summary of activity, including award grants, exercises and forfeitures is provided below for stock options and SARs.

		Weighted		Weighted
		Average		Average
	Stock Options	Exercise Price	SARs	Exercise Price
	(In thousands)		(In thousands)

Outstanding at December 31, 2006	12,965	$10.77	9,270	$6.30
Granted	1,976	$8.98	3,151	$8.94
Exercised	(965)	$6.51	(1,219)	$5.68
Forfeited or expired	(1,048)	$10.86	(1,237)	$6.50

Outstanding at December 31, 2007	12,928	$10.80	9,965	$7.19
Granted	100	$3.63	4,266	$3.64
Exercised	—	$—	—	$—
Forfeited or expired	(1,029)	$11.83	(1,334)	$6.65

Outstanding at December 31, 2008	11,999	$10.70	12,897	$6.07
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited or expired	(1,493)	$10.64	(2,355)	$8.27

Outstanding at December 31, 2009	10,506	$10.70	10,542	$5.60
Less: Outstanding but not exercisable at December 31, 2009	(353)		(2,208)

Exercisable at December 31, 2009	10,153	$10.76	8,334	$5.89

Restricted Stock Units and Restricted Stock Awards

The weighted average grant date fair value of RSUs granted was $0.11 and $8.79 for the periods ended December 31, 2008 and 2007, respectively. The weighted average grant date fair value of RSAs was $3.41 and $7.75 for the periods ended December 31, 2008 and 2007, respectively. The total fair value of RSAs vested during the periods ended December 31, 2009, 2008 and 2007 was less than $1 million. As of December 31, 2009, there was approximately $1 million of total unrecognized compensation cost related to non-vested RSAs, granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted average period of approximately one year. A summary of activity, including award grants, vesting and forfeitures is provided below for RSAs and RSUs.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Stock-Based Compensation — (Continued)

			Weighted Average
			Grant Date Fair
	RSAs	RSUs	Value
	(In thousands)

Non-vested at December 31, 2006	125	6,663	$7.23
Granted	90	1,219	$8.73
Vested	(3)	(2,262)	$9.76
Forfeited	(120)	(1,047)	$7.45

Non-vested at December 31, 2007	92	4,573	$6.42
Granted	1,305	3,326	$3.60
Vested	(35)	(3,335)	$5.61
Forfeited	(182)	(418)	$5.18

Non-vested at December 31, 2008	1,180	4,146	$4.60

Granted	—	—	$—
Vested	(42)	(1,678)	$6.08
Forfeited	(204)	(357)	$4.49

Non-vested at December 31, 2009	934	2,111	$3.80

NOTE 16.	Income Taxes

Income tax provision

Income (loss) before income taxes and discontinued operations, excluding equity in net income of non-consolidated affiliates and the components of provision for income taxes are shown below:

	Year Ended December 31
	2009	2008	2007
	(Dollars in Millions)

U.S.	$(1,250)	$(440)	$(384)
Non-U.S.	1,434	(132)	52

Total income (loss) before income taxes	$184	$(572)	$(332)

Current tax provision
U.S. federal	$4	$(4)	$—
Non-U.S.	90	96	93
U.S. state and local	1	1	—

Total current	95	93	93

Deferred tax provision (benefit)
U.S. federal	5	—	(73)
Non-U.S.	(16)	22	(4)
U.S. state and local	(4)	1	4

Total deferred	(15)	23	(73)

Total provision for income taxes	$80	$116	$20

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Income Taxes — (Continued)

A summary of the differences between the provision for income taxes calculated at the U.S. statutory tax rate of 35% and the consolidated provision for income taxes is shown below:

	Year Ended December 31
	2009	2008	2007
	(Dollars in Millions)

Income (loss) before income taxes and discontinued operations, excluding equity in net income of non-consolidated affiliates, multiplied by the U.S. statutory rate of 35%	$64	$(200)	$(116)
Effect of:
Impact of foreign operations, including withholding taxes	(3)	(5)	(34)
State and local income taxes	(22)	(14)	(16)
Tax expense (benefits) allocated to income (loss) from continuing operations	6	—	(91)
U.S. research tax credits	(2)	(3)	(8)
Tax reserve adjustments	(52)	12	72
Tax on intragroup transfer of affiliate	—	—	34
Impact of U.K. Administration	(444)	—	—
Change in valuation allowance	521	316	160
Mexican tax law change	10	—	18
Liquidation of consolidated foreign affiliate	(17)	—	—
Other, including non-deductible reorganization expense	19	10	1

Provision for income taxes	$80	$116	$20

The Company’s 2009 income tax provision includes income tax of $80 million related to certain countries where the Company is profitable, accrued withholding taxes and the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign countries to the extent not offset by other categories of income. The 2009 income tax provision also includes a $52 million benefit associated with a decrease in unrecognized tax benefits, including interest and penalties, as a result of closing audits in Portugal related to the 2006 and 2007 tax years which resulted in a cash settlement of approximately $3 million, completing transfer pricing studies in Asia and reflecting the expiration of various legal statutes of limitations. Included in the deconsolidation gain related to the UK Administration is $18 million of tax expense representing the elimination of disproportionate tax effects in other comprehensive income as all items of other comprehensive income related to Visteon UK Limited have been derecognized. Additionally, as a result of the UK Administration, approximately $1.3 billion of income attributed to the UK jurisdiction is not subject to tax in the UK and further, the Company’s UK tax attributes carrying a full valuation allowance have been effectively transferred to the UK Administrators. In the U.S. jurisdiction, the tax benefits from the approximately $1.2 billion of losses attributable to the UK Administration, and the liquidation of the Company’s affiliate in Italy, were offset with U.S. valuation allowances.

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

The amount of tax expense or benefit allocated to continuing operations is generally required to be determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year operating losses, income from other sources, including other comprehensive income, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. In 2007, net pre-tax income from other categories of income or loss, in particular, pre-tax other comprehensive income primarily attributable to foreign currency exchange rates and the re-measurement of pension and OPEB in the U.S., Germany and the UK, offset approximately $270 million of pre-tax operating losses, reducing the Company’s valuation allowance resulting in a benefit of $91 million allocated to the loss from continuing operations as a component of the deferred income tax provision.

In December 2007, Visteon redeemed its ownership interest in a newly formed Korean company in exchange for approximately $292 million as part of a legal restructuring of its climate control operations in Asia with Halla Climate Control Corporation (“HCCC”). As part of this restructuring, the Company concluded that a portion of HCCC’s earnings were permanently reinvested and recorded a $30 million income tax benefit related to the reduction of previously established withholding tax accruals, partially offset by $12 million of income tax expense related to a taxable gain from the restructuring.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Income Taxes — (Continued)

Deferred income taxes and related valuation allowances

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating loss, tax credit and other carryforwards. Additionally, deferred taxes have been provided for the net effect of repatriating earnings from consolidated and unconsolidated foreign affiliates, except for approximately $276 million of the Company’s share of Korean earnings considered permanently reinvested. If these earnings were repatriated, additional withholding tax expense of approximately $30 million would have been incurred.

Deferred tax assets are required to be reduced by a valuation allowance if, based on all available evidence, both positive and negative, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Significant management judgment is required in determining the Company’s valuation allowance against its deferred tax assets, and in making its assessment, the evidence considered includes historical and projected financial performance, as well as the nature, frequency and severity of recent losses along with any other pertinent information.

During the fourth quarter of 2009, the Company concluded, based on the weight of available evidence which included recent updates to its forecast of taxable earnings, that the deferred tax assets associated with its operations in Spain required a full valuation allowance which resulted in a charge to income tax expense of $12 million. During the fourth quarter of 2008, the Company concluded, based on the weight of available evidence, that the deferred tax assets associated with its Visteon Sistemas operations located in Brazil required a full valuation allowance which resulted in a charge to income tax expense of $22 million.

Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries, which include the UK and Germany, until sufficient positive evidence exists to reduce or eliminate them. At December 31, 2009, the Company has recorded net deferred tax assets, net of valuation allowances, of approximately $24 million in certain foreign jurisdictions, the realization of which is dependent on generating sufficient taxable income in future periods. While the Company believes it is more likely than not that these deferred tax assets will be realized, failure to achieve its taxable income targets which considers, among other sources, future reversals of existing taxable temporary differences, would likely result in an increase in the valuation allowance in the applicable period.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Income Taxes — (Continued)

The components of deferred income tax assets and liabilities are as follows:

	December 31
	2009	2008
	(Dollars in Millions)

Deferred tax assets
Employee benefit plans	$275	$337
Capitalized expenditures for tax reporting	142	128
Net operating losses and carryforwards	1,813	1,746
All other	428	256

Subtotal	2,658	2,467
Valuation allowance	(2,238)	(2,079)

Total deferred tax assets	$420	$388

Deferred tax liabilities
Depreciation and amortization	$127	$130
All other	404	337

Total deferred tax liabilities	531	467

Net deferred tax liabilities	$111	$79

At December 31, 2009 and 2008, net short-term deferred tax liabilities in the amount of $1 million and $3 million, respectively, were included in “Other current liabilities” on the consolidated balance sheets.

At December 31, 2009, the Company had available tax-effected non-U.S. net operating loss and other carryforwards of $154 million, which have carryforward periods ranging from 5 years to indefinite. The Company had available tax-effected U.S. net operating loss and capital loss carryforwards of $937 million at December 31, 2009, which will expire at various dates between 2010 and 2029. U.S. foreign tax credit carryforwards are $600 million at December 31, 2009. These credits will begin to expire in 2011. U.S. research tax credits carryforwards are $122 million at December 31, 2009. These credits will begin to expire in 2020. The availability of the Company’s federal net operating loss carryforward and other federal income tax attributes may be eliminated or significantly limited if a change of ownership of Visteon, within the meaning of Section 382 of the Internal Revenue Code, were to occur.

As of the end of 2009, valuation allowances totaling $2.2 billion have been recorded against the Company’s deferred tax assets. Of this amount, $2.1 billion relates to the Company’s deferred tax assets in the U.S., including amounts related to foreign affiliates that are treated as pass-through entities for U.S. tax purposes, and $173 million relates to net operating loss carryforwards and other deferred tax assets in certain foreign jurisdictions, where recovery of the carryforwards or assets is unlikely.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Income Taxes — (Continued)

Unrecognized Tax Benefits

Effective January 1, 2007, the Company adopted provisions of the FASB authoritative guidance which establishes a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The FASB authoritative guidance also addresses derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption did not have a material impact on the Company’s consolidated financial statements.

The Company’s gross unrecognized tax benefits at December 31, 2009 were $190 million and the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were approximately $76 million. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions will not impact the effective tax rate in current or future periods. Beginning January 1, 2007, the Company classified all interest and penalties as income tax expense. Prior to this, the Company’s policy was to record interest and penalties related to income tax contingencies as a component of income before taxes. Estimated interest and penalties related to the underpayment of income taxes represented an $11 million benefit for the twelve months ended December 31, 2009 as the release of several positions related to the completion of tax audits, expiration of various legal statutes of limitations, and the completion of transfer pricing studies in Asia, more than offset normal accruals for ongoing unrecognized tax benefits. Estimated interest and penalties for the twelve-month periods ended December 31, 2008 and 2007 totaled $2 million and $14 million, respectively. Accrued interest and penalties were $25 million and $36 million as of December 31, 2009 and 2008, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
	(Dollars in Millions)

Beginning balance, January 1	$238	$229
Tax positions related to current year
Additions	16	39
Tax positions related to prior years
Additions	3	7
Reductions	(55)	(13)
Settlements with tax authorities	(3)	—
Lapses in statute of limitations	(10)	(8)
Effect of exchange rate changes	1	(16)

Ending balance, December 31	$190	$238

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Income Taxes — (Continued)

The Company and its subsidiaries have operations in every major geographic region of the world and are subject to income taxes in the U.S. and numerous foreign jurisdictions. Accordingly, the Company files tax returns and is subject to examination by taxing authorities throughout the world, including such significant jurisdictions as Korea, India, Portugal, Spain, Czech Republic, Hungary, Mexico, Canada, China, Brazil, Germany and the United States. With certain exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2006 or state and local, or non-U.S. income tax examinations for years before 2002.

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

NOTE 17.	Shareholders’ Deficit

Accumulated other comprehensive income

	December 31
	2009	2008
	(Dollars in Millions)

Foreign currency translation adjustments	$89	$208
Pension and other postretirement benefit adjustments, net of tax	53	(39)
Unrealized losses on derivatives	—	(12)

Total accumulated other comprehensive income	$142	$157

Stock Warrants and Other

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

On May 17, 2007, Visteon entered into a letter agreement (the “Letter Agreement”) with LB I Group, Inc., an affiliate of Lehman Brothers (“Lehman”), and Ford, pursuant to which, among other things, the Company consented to the transfer by Ford of the warrant to purchase 25 million shares of Visteon common stock and waived a provision of the Stockholder Agreement, dated as of October 1, 2005, between Visteon and Ford, that would have prohibited such transfer. The Letter Agreement also restricted Lehman’s ability to enter into certain hedging transactions in respect of the shares underlying the Warrant for the first two years following such transfer. In addition, the warrant was modified so that that it was not exercisable (except in the event of a change of control of Visteon) or transferable until May 17, 2009.

Treasury stock is carried at an average cost basis, is purchased for employee benefit plans, and consists of approximately 700,000 shares at December 31, 2009.

NOTE 18.	Earnings Per Share

Basic net earnings (loss) per share of common stock is calculated by dividing reported net income (loss) attributable to Visteon by the average number of shares of common stock outstanding during the applicable period.

	December 31
	2009	2008	2007
	(In Millions,
	Except Per Share Amounts)

Numerator:
Net income (loss) from continuing operations attributable to Visteon	$128	$(681)	$(348)
Loss from discontinued operations, net of tax	—	—	24

Net income (loss) attributable to Visteon	$128	$(681)	$(372)

Denominator:
Basic and diluted shares	130.4	129.4	129.4
Basic and Diluted per Share Data:
Basic and diluted earnings (loss) per share from continuing operations attributable to Visteon	$0.98	$(5.26)	$(2.69)
Loss from discontinued operations, net of tax	—	—	0.18

Basic and diluted earnings (loss) per share attributable to Visteon	$0.98	$(5.26)	$(2.87)

The impact of restricted stock is not a consideration in loss years and has been excluded from the computation of basic earnings per share for the years ended December 31, 2008 and 2007. Options to purchase 10 million shares of common stock at exercise prices ranging from $3.63 per share to $17.46 per share and warrants to purchase 25 million shares were outstanding for 2009 but were not included in the computation of diluted earnings per share as inclusion of such items would be anti-dilutive. The options expire at various dates between 2010 and 2015. In addition, for 2008 and 2007, potential common stock of approximately 12 million shares and 2.9 million shares, respectively, are excluded from the calculation of diluted loss per share because the effect of including them would have been anti-dilutive.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Fair Value Measurements

Fair Value Hierarchy

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

Fair Value Measurements at December 31, 2009
Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
(Dollars in Millions)

Asset Category
Retirement plan assets	$1,228	$376	$415	$437

	Fair Value Measurements at December 31, 2008
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Millions)

Asset Category
Interest rate swaps	$17	$—	$17	$—
Foreign currency instruments	15	—	15	—
Liability Category
Foreign currency instruments	$11	$—	$11	$—

Interest Rate Swaps and Foreign Currency Instruments

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

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Fair Value Measurements — (Continued)

Retirement Plan Assets

The fair values of the Company’s U.S. retirement plan assets at December 31, 2009 are as follows:

	Fair Value Measurements at December 31, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Millions)

Asset Category
Registered investment companies	$196	$196	$—	$—
Common trust funds	195	—	195	—
LDI	151	—	151	—
Global tactical asset allocation (GTAA)	130	—	—	130
Limited partnerships (HFF)	113	—	—	113
Common and preferred stock	108	108	—	—
Cash and cash equivalents	12	12	—	—
Insurance contracts	10	—	—	10
Other	(2)	(2)	—	—

Total	$913	$314	$346	$253

	Fair Value Measurements Using Significant Unobservable Inputs
			Insurance
	GTAA	HFF	Contracts
	(Dollars in Millions)

Beginning balance at December 31, 2008	$98	$97	$9
Actual return on plan assets:
Relating to assets still held at the reporting date	31	9	2
Relating to assets sold during the period	(1)	—	—
Purchases, sales and settlements	2	7	(1)

Ending balance at December 31, 2009	$130	$113	$10

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Fair Value Measurements — (Continued)

The fair values of the Company’s Non-U.S. retirement plan assets at December 31, 2009 are as follows:

	Fair Value Measurements at December 31, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Millions)

Asset Category
Insurance contracts	$180	$—	$—	$180
Treasury and government securities	56	—	56	—
Registered investment companies	51	51	—	—
Corporate debt securities	8	—	8	—
Cash and cash equivalents	9	9	—	—
Common trust funds	5	—	5	—
Limited partnerships (HFF)	4	—	—	4
Common and preferred stock	2	2	—	—

Total	$315	$62	$69	$184

	Fair Value Measurements Using Significant Unobservable Inputs
	Insurance
	Contracts	HFF
	(Dollars in Millions)

Beginning balance at December 31, 2008	$173	$2
Actual return on plan assets:
Relating to assets still held at the reporting date	12	—
Purchases, sales and settlements	(5)	2

Ending balance at December 31, 2009	$180	$4

Retirement plan assets categorized as Level 1 include the following:

•	Cash and cash equivalents, which consist of U.S. and foreign currencies held by designated trustees. Foreign currencies held are reported in terms of U.S. dollars based on currency exchange rates readily available in active markets.

•	Registered investment companies are mutual funds that are registered with the Securities and Exchange Commission. Mutual fund shares are traded actively on public exchanges. The share prices for mutual funds are published at the close of each business day. Mutual funds contain both equity and fixed income securities.

•	Common and preferred stock include equity securities issued by U.S. and non-U.S. corporations. Common and preferred securities are traded actively on exchanges and price quotes for these shares are readily available.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Fair Value Measurements — (Continued)

•	Other investments include several miscellaneous assets and liabilities and are primarily comprised of liabilities related to pending trades and collateral settlements.

Retirement plan assets categorized as Level 2 include the following:

•	Treasury and government securities consist of bills, notes, bonds, and other fixed income securities issued directly by a non-U.S. treasury or by government-sponsored enterprises. These assets are valued using observable inputs.

•	Common trust funds are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities, fixed income securities and commodity-related securities) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available.

•	Liability Driven Investing (“LDI”) is an investment strategy that utilizes swaps to hedge discount rate volatility. The swaps are collateralized on a daily basis resulting in counterparty exposure that is limited to one day’s activity. Swaps are a derivative product, utilizing a pricing model to calculate market value.

•	Corporate debt securities consist of fixed income securities issued by non-U.S. corporations. These assets are valued using a bid evaluation process with bid data provided by independent pricing sources.

Retirement plan assets categorized as Level 3 include the following:

•	Global tactical asset allocation funds (“GTAA”) are common trust funds comprised of shares or units in commingled funds that are not publicly traded. GTAA managers primarily invest in equity, fixed income and cash instruments, with the ability to change the allocation mix based on market conditions while remaining within their specific strategy guidelines. The underlying assets in these funds may be publicly traded (equities and fixed income) and price quotes may be readily available. Assets may also be invested in various derivative products whose prices cannot be readily determined.

•	Limited partnership hedge fund of funds (“HFF”) directly invest in a variety of hedge funds. The investment strategies of the underlying hedge funds are primarily focused on fixed income and equity based investments. There is currently minimal exposure to less liquid assets such as real estate or private equity in the portfolio. However, due to the private nature of the partnership investments, pricing inputs are not readily observable. Asset valuations are developed by the general partners that manage the partnerships.

•	Insurance contracts are reported at cash surrender value and have no observable inputs.

Other Financial Instruments

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

During the three months ended June 30, 2009, all foreign currency forward contracts entered into by the Debtors were terminated or settled for a gain of approximately $4 million, which was recorded as an adjustment to “Accumulated other comprehensive income” and will be reclassified to the consolidated statement of operations when the hedged transactions affect results of operations. As of December 31, 2009 and 2008, the Company had forward contracts designated as hedges related to changes in foreign currency exchange rates with notional amounts of approximately $289 million and $355 million, respectively. Estimates of the fair values of these contracts are based on quoted market prices.

Interest Rate Risk

During 2009, the Company terminated interest rate swaps with a notional amount of $100 million related to a portion of the $1 billion seven-year term loan due 2013. These interest rate swaps had been designated as cash flow hedges and were settled for a loss of $10 million, which was recorded as an adjustment to “Accumulated other comprehensive income.” As of the Petition Date, the underlying interest payments were no longer probable of occurring therefore, this loss was recorded as interest expense. Additionally, interest rate swaps with a notional amount of $100 million related to a portion of the $1 billion seven-year term loan due 2013 were terminated by the counterparty. These interest rate swaps had been designated as cash flow hedges and as the underlying interest payments were not probable of occurring, a loss of approximately $3 million was recorded as interest expense.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Financial Instruments — (Continued)

During 2009, the Company entered into an agreement to terminate interest rate swaps with a notional amount of $225 million related to a portion of the 7.00% notes due March 10, 2014. These interest rate swaps had been designated as fair value hedges and during the three months ended June 30, 2009 were settled for a gain of $18 million, which was recorded as a valuation adjustment of the underlying debt. Additionally, interest rate swaps with a notional amount of $125 million related to a portion of the 8.25% notes due August 1, 2010 were terminated by the counterparty. These interest rate swaps had been designated as fair value hedges, resulting in a loss of approximately $3 million, which was recorded as a valuation adjustment of the underlying debt.

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

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated as hedging instruments are included in the Company’s consolidated balance sheets at December 31, 2009 and 2008 as follows:

	Assets			Liabilities
Risk Hedged	Classification	2009	2008	Classification	2009	2008
	(Dollars in Millions)

Foreign currency	Other current assets	$2	$16	Other current assets	$2	$1
Foreign currency				Other current liabilities	—	11
Interest rates	Other non-current assets	—	25	Other non-current liabilities	—	8

		$2	$41		$2	$20

The impact of derivative financial instruments on the Company’s financial statements, as recorded in “Cost of sales” and “Interest expense” for the years ended December 31, 2009 and 2008 is as follows:

	Amount of Gain (Loss)
	Recorded		Reclassified from
	in AOCI		AOCI into Income		Recorded in Income
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)

Foreign currency risk — Cost of sales
Cash flow hedges	$(3)	$3	$2	$(10)	$—	$—
Non-designated cash flow hedges	—	—	—	—	2	40

	$(3)	$3	$2	$(10)	$2	$40

Interest rate risk — Interest expense
Fair value hedges	$—	$—	$—	$—	$2	$2
Cash flow hedges	7	(1)	(15)	(3)	—	—

	$7	$(1)	$(15)	$(3)	$2	$2

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Financial Instruments — (Continued)

Concentrations of Credit Risk

Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty and through monitoring counterparty credit risks. The Company’s concentration of credit risk related to derivative contracts at December 31, 2009 was not significant.

With the exception of the customers below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at December 31, 2009 and 2008, respectively.

	December 31
	2009	2008

Ford and affiliates	22%	18%
Hyundai Motor Company	17%	13%
Hyundai Mobis Company	14%	10%
PSA Peugeot Citroën	10%	16%

Management periodically performs credit evaluations of its customers and generally does not require collateral.

NOTE 21.	Commitments and Contingencies

Information Technology Agreement

In January 2003, the Company commenced a 10-year outsourcing agreement with International Business Machines (“IBM”) pursuant to which the Company outsources most of its information technology needs on a global basis, including mainframe support services, data centers, customer support centers, application development and maintenance, data network management, desktop support, disaster recovery and web hosting (“IBM Outsourcing Agreement”). During 2006, the IBM Outsourcing Agreement was modified to change the service delivery model and related service charges. Expenses incurred under the IBM Outsourcing Agreement were approximately $80 million in 2009, $100 million in 2008, and $200 million in 2007.

Effective February 18, 2010, the date of the Court order, the Debtors entered into a settlement agreement with IBM (the “Settlement Agreement”), assumed the IBM Outsourcing Agreement, as amended and restated pursuant to the Settlement Agreement and agreed to the payment of cure amounts totaling approximately $11 million in connection therewith. The service charges under the IBM Outsourcing Agreement as amended and restated pursuant to the Settlement Agreement are expected to aggregate approximately $37 million during the remaining term of the agreement, subject to changes based on the Company’s actual consumption of services to meet its then current business needs. The outsourcing agreement may also be terminated for the Company’s business convenience under the agreement for a scheduled termination fee.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21.	Commitments and Contingencies — (Continued)

Operating Leases

At December 31, 2009, the Company had the following minimum rental commitments under non-cancelable operating leases: 2010 — $33 million; 2011 — $27 million; 2012 — $20 million; 2013 — $15 million; 2014 — $11 million; thereafter — $18 million. Rent expense was $64 million in 2009, $81 million in 2008 and $80 million in 2007.

Debt

Debt, including capital lease obligations, at December 31, 2009, included maturities as follows: 2010 — $225 million; 2011 — $3 million; 2012 — $1 million; 2013 — $1 million; 2014 — $1 million.

Guarantees

The Company has guaranteed approximately $34 million for lease payments related to its subsidiaries. In connection with the January 2009 PBGC Agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million.

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

On March 31, 2009, Visteon UK Limited, a company organized under the laws of England and Wales and an indirect, wholly-owned subsidiary of the Company, filed for administration under the United Kingdom Insolvency Act of 1986 with the High Court of Justice, Chancery division in London, England. The UK Administration does not include the Company or any of the Company’s other subsidiaries. The UK Administration is discussed in Note 1, “Description of the Business and Basis of Presentation.”

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

	December 31
	2009	2008
	(Dollars in Millions)

Beginning balance	$100	$108
Accruals for products shipped	28	43
Changes in estimates	(10)	3
Settlements	(39)	(54)

Ending balance	$79	$100

Environmental Matters

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, and Superfund or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in “Other current liabilities” and “Other non-current liabilities” in the consolidated balance sheets.

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

The Company is aware of contamination at some of its properties and relating to various third-party Superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites. At December 31, 2009, the Company had recorded a reserve of approximately $1 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at December 31, 2009 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

The Company’s operating structure is organized by global product groups, including: Climate, Electronics and Interiors. These global product groups have financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio. Within each of the global product groups, certain facilities manufacture a broader range of the Company’s total product line offering and are not limited to the primary product line. Global customer groups are responsible for the business development of the Company’s product portfolio and overall customer relationships. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment. In addition to these global product groups, the Company also operates Visteon Services, a centralized administrative function to monitor and facilitate transactions primarily with ACH for the costs of leased employees and other services provided by the Company.

The Company’s reportable segments as of December 31, 2009 are as follows:

Climate — The Company’s Climate product group includes facilities that primarily manufacture climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems. Climate accounted for approximately 38%, 33%, and 31% of the Company’s total product sales, excluding intra-product group eliminations, in 2009, 2008 and 2007, respectively.

Electronics — The Company’s Electronics product group includes facilities that primarily manufacture audio systems, infotainment systems, driver information systems, powertrain and feature control modules, climate controls, electronic control modules and lighting. Electronics accounted for approximately 33%, 35% and 32% of the Company’s total product sales, excluding intra-product group eliminations, in 2009, 2008 and 2007, respectively.

Interiors — The Company’s Interiors product group includes facilities that primarily manufacture instrument panels, cockpit modules, door trim and floor consoles. Interiors accounted for approximately 29%, 30% and 29% of the Company’s total product sales, excluding intra-product group eliminations, in 2009, 2008 and 2007, respectively.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.	Segment Information — (Continued)

Services — The Company’s Services operations provide various transition services in support of divestiture transactions, principally related to the ACH Transactions. The Company supplies leased personnel and transition services as required by certain agreements entered into by the Company with ACH as a part of the ACH Transactions and as amended in 2008. Pursuant to the Master Services Agreement and the Amended Salaried Employee Lease Agreement, the Company has agreed to provide ACH with certain information technology, personnel and other services to enable ACH to conduct its business. Services to ACH are provided at a rate approximately equal to the Company’s cost until such time the services are no longer required by ACH or the expiration of the related agreement. In addition to services provided to ACH, the Company provided certain transition services related to the Chassis Divestiture through October 2008.

The accounting policies for the reportable segments are the same as those described in the Note 2 “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements. Key financial measures reviewed by the Company’s chief operating decision makers are as follows:

	Net Sales			Gross Margin
	Year Ended December 31			Year Ended December 31
	2009	2008	2007	2009	2008	2007
	(Dollars in Millions)

Climate	$2,535	$3,135	$3,561	$315	$209	$246
Electronics	2,171	3,276	3,703	158	198	287
Interiors	1,920	2,797	3,251	120	27	82
Other	—	271	862	—	22	(28)
Eliminations	(206)	(402)	(656)	—	—	—

Total Products	6,420	9,077	10,721	593	456	587
Services	265	467	554	4	3	6

Total Segments	6,685	9,544	11,275	597	459	593
Reconciling Items
Corporate	—	—	—	—	—	(20)

Total consolidated	$6,685	$9,544	$11,275	$597	$459	$573

The above amounts include product sales of $1.8 billion to Ford Motor Company and $1.7 billion to Hyundai Kia Automotive Group for the year ended December 31, 2009.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.	Segment Information — (Continued)

Segment Operating Assets

	Inventories, Net		Property and Equipment, Net
	December 31		December 31
	2009	2008	2009	2008
	(Dollars in Millions)

Climate	$153	$172	$774	$817
Electronics	123	131	559	626
Interiors	37	43	257	298
Other	6	8	—	1

Total Products	319	354	1,590	1,742
Reconciling Items
Corporate	—	—	346	420

Total consolidated	$319	$354	$1,936	$2,162

Segment Expenditures

	Depreciation and Amortization			Capital Expenditures
	Year Ended December 31			Year Ended December 31
	2009	2008	2007	2009	2008	2007
	(Dollars in Millions)

Climate	$117	$133	$156	$71	$133	$147
Electronics	119	135	129	42	68	89
Interiors	39	61	64	30	63	88
Other	—	7	22	—	1	13

Total Products	275	336	371	143	265	337
Reconciling Items
Corporate	77	80	101	8	29	39

Total consolidated	$352	$416	$472	$151	$294	$376

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

Segment information as of December 31, 2008 has been recast to reflect the remaining Other product group operations in the Company’s Climate, Electronics and Interiors product groups. These operations have been reclassified consistent with the Company’s current management reporting structure. All other facilities associated with the Company’s Other product group have been either divested or closed. Additionally, segment information as of December 31, 2007 has been reclassified to reflect the Company’s Mobile Electronics and Philippines operations in the Electronics and Interiors product groups, respectively. These operations were previously reflected in the Other product group and had been reclassified consistent with the Company’s management reporting structure.

Financial Information by Geographic Region

				Property and
	Net Sales			Equipment, Net
	Year Ended December 31			December 31
	2009	2008	2007	2009	2008
	(Dollars in Millions)

Geographic region:
United States	$2,548	$3,262	$4,070	$549	$719
Mexico	27	75	55	53	66
Canada	46	66	102	19	23
Intra-region eliminations	(29)	(71)	(68)	—	—

North America	2,592	3,332	4,159	621	808
Germany	158	274	490	40	43
France	609	799	853	148	150
United Kingdom	34	401	529	7	17
Portugal	355	487	543	107	115
Spain	273	570	658	68	73
Czech Republic	412	602	608	222	225
Hungary	315	469	416	71	78
Other Europe	293	250	258	76	72
Intra-region eliminations	(93)	(159)	(231)	—	—

Europe	2,356	3,693	4,124	739	773
Korea	1,589	2,077	2,204	324	308
China	380	282	231	80	91
India	213	238	260	60	57
Japan	138	224	236	16	18
Other Asia	142	223	217	32	35
Intra-region eliminations	(158)	(162)	(159)	—	—

Asia	2,304	2,882	2,989	512	509
South America	427	474	528	64	72
Inter-region eliminations	(994)	(837)	(525)	—	—

	$6,685	$9,544	$11,275	$1,936	$2,162

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 23.	Subsequent Events

During February 2010, the Court authorized the Debtors to sell their 70% ownership interest in Atlantic Automotive Components L.L.C. (“Atlantic”) to JVIS Manufacturing LLC, an affiliate of Mayco International LLC. Visteon expects to record losses of approximately $20 million in connection with this transaction during the three months ended March 31, 2010.

On February 18, 2010, the Court issued an order confirming the Debtors’ authority to enter into an agreement with the International Union United Automobile, Aerospace and Agricultural Implement Workers of America and its local union 1695, in connection with the closing of the Debtors’ North Penn facility located in Lansdale, Pennsylvania (the “Closure Agreement”). Pursuant to terms of the Closure Agreement, the North Penn CBA will expire February 2010 instead of the current expiration date of March 13, 2011.

The Closure Agreement requires the Debtors to provide certain severance and other benefit payments to active employees and health care coverage to active employees for a period of four months following the expiration of the North Penn CBA. The Closure Agreement allows for the discontinuation of Company-paid OPEB benefits for retirees associated with the North Penn CBA based on its accelerated expiration date. The Debtors expect to recognize approximately $120 million during the first half of 2010 related to relief of associated liabilities and accelerated recognition of previously deferred amounts related to prior plan changes.

Costs associated with the closure of the North Penn facility, including substantially all of the Debtors’ employee severance payments and other costs under the Closure Agreement are subject to reimbursement under the terms of the Ford Accommodation Agreement.

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

As of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is presented in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K along with the attestation report of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, on the effectiveness of internal control over financial reporting as of December 31, 2009.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The information set forth in Item 11 “Executive Compensation” of Part III of this Annual report on Form 10-K under the headings “Executive Compensation — Primary Elements of Compensation for Named Executive Officers — Annual Incentive Awards” and — Long-Term Incentive Awards,” is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 regarding the Company’s executive officers appears as Item 4A “Executive Officers of Visteon” under Part I of this Annual Report on Form 10-K.

Information Regarding Current Directors

Steven K. Hamp is 61 years old, and he has been a director of the Company since March 2008. Mr. Hamp is currently the principal of Hamp Advisors L.L.C., a private consulting firm, and the former Vice President and Chief of Staff of Ford Motor Company, a global automotive vehicle manufacturer, a position he held from November 2005 to October 2006. Prior to that, he was President of The Henry Ford, a non-profit organization sponsoring historic exhibits, located in Dearborn, Michigan. Mr. Hamp previously served as a Director of the Company from January 2001 to November 2005.

Patricia L. Higgins is 60 years old, and she has been a director of the Company since September 2004. Ms. Higgins is the former President and CEO of Switch and Data, a leading neutral interconnection and collocation provider, a position she held from September 2000 to February 2004. Prior to that, she was Chairman and CEO of The Research Board, a business unit of the Gartner Group, for which she also served as an Executive Vice President since January 1999. Ms. Higgins currently serves on the board of directors of Barnes and Noble, Inc., Dycom Industries, Inc., Internap Network Services Corporation, and the Travelers Companies. She has also served as a director of Delta Airlines, Inc. and Spectrasite Inc. during the last five years.

Alex J. Mandl is 66 years old, and he has been a director of the company since March 2008. Mr. Mandl is currently the non-Executive Chairman of Gemalto, a company resulting from the merger of Axalto Holding N.V. and Gemplus International S.A. From June 2006 until December 2007, Mr. Mandl served as Executive Chairman of Gemalto. Before June 2006, Mr. Mandl was President, Chief Executive Officer and a member of the Board of Directors of Gemplus, positions he held since August 2002. Prior to that, from April 2001 through August 2002, he was a principal in ASM Investments, and from August 1996 to April 2001 he served as Chairman and Chief Executive Officer of Teligent. Mr. Mandl also serves on the boards of Gemalto N.V., Dell Computer Corporation, Hewitt Associates, Inc. and Horizon Lines, Inc.

Karl J. Krapek is 61 years old, and he has been a director of the Company since February 2003. Mr. Krapek is the former President and Chief Operating Officer of United Technologies Corporation, a global supplier of aerospace and building systems products, a position he held from April 1999 to January 2002. Prior to that he was named Executive Vice President and a Director in 1997, and served as President of United Technologies’ Pratt and Whitney Company since 1992. Mr. Krapek currently serves as a director of Northrop Grumman Corporation, Prudential Financial, Inc. and The Connecticut Bank and Trust Company. He has also served as a director of Alcatel-Lucent and Delta Airlines, Inc. during the last five years.

Charles L. Schaffer is 64 years old, and he has been a director of the Company since January 2001. Mr. Schaffer is the former Chief Operating Officer of United Parcel Service, Inc., a global provider of package delivery services.

Donald J. Stebbins is 52 years old, and he has been Visteon’s Chairman, President and Chief Executive Officer since December 1, 2008 and a member of the Board of Directors since December 2006. Prior to that, he was President and Chief Executive Officer since June 2008 and President and Chief Operating Officer since joining the Company in May 2005. Before joining Visteon, Mr. Stebbins served as President and Chief Operating Officer of operations in Europe, Asia and Africa for Lear Corporation since August 2004, President and Chief Operating Officer of Lear’s operations in the Americas since September 2001, and prior to that as Lear’s Chief Financial Officer. Mr. Stebbins is also a director of WABCO Holdings.

Richard J. Taggart is 67 years old, and he has been a director of the Company since December 2006. Mr. Taggart is the former Executive Vice President and Chief Financial Officer of Weyerhaeuser Company, a forest products company, a position he held from April 2003 to June 2007. Prior to that, Mr. Taggart served as Weyerhaeuser’s Vice President, Finance since October 2001. He also serves as a director of 3TIER.

James D. Thornton is 61 years old, and he has been a director of the Company since September 2004. Mr. Thornton is the former Senior Executive Vice President and Director of Diversity, Recruitment and People Services for MBNA America Bank, N.A., a credit card lending company. Since joining MBNA in 1997, he has held various leadership positions including Director of Quality Assurance and Director of Sports Marketing, Regional Director — Mid-Atlantic Region.

Kenneth B. Woodrow is 65 years old, and he has been a director of the Company since October 2004. Mr. Woodrow is the former Vice Chairman of Target Corporation, a retail sales company, a position he held from 1999 until his retirement in December 2000. Prior to that, he was the President of Target Stores since 1994. Mr. Woodrow is also currently a director of Delta Air Lines, Inc. and has served as a director of E-Z Gard Industries during the last five years.

Committees of the Board of Directors

The Board has established five standing committees. The principal functions of each committee are briefly described below.

Audit Committee

The Board has a standing Audit Committee, currently consisting of Charles L. Schaffer (Chair), Karl J. Krapek, Alex J. Mandl, Richard J. Taggart and Kenneth B. Woodrow, all of whom are considered independent under the rules and regulations of the Securities and Exchange Commission and the Visteon Director Independence Guidelines. The Board has determined that each of the current members of the Audit Committee is qualified as an “audit committee financial expert” within the meaning of the rules and regulations of the Securities and Exchange Commission, and has “accounting and related financial management expertise” within the meaning of the listing standards of the New York Stock Exchange. The duties of the Audit Committee are generally:

•	to appoint and evaluate the independent registered public accounting firm;

•	to approve all audit and non-audit engagement fees and terms;

•	to review the activities and the reports of the Company’s independent registered public accounting firm;

•	to review internal controls, accounting practices, financial structure and financial reporting, including the results of the annual audit and review of interim financial statements;

•	to review and monitor compliance procedures; and

•	to report the results of its review to the Board.

The charter of the Audit Committee, as well as any future revisions to such charter, is available on the Company’s website at www.visteon.com/investors.

Organization and Compensation Committee

The Board also has a standing Organization and Compensation Committee, consisting of Karl J. Krapek (Chair), Patricia L. Higgins, Charles L. Schaffer and James D. Thornton, all of whom are considered independent under Visteon Director Independence Guidelines.

The Organization and Compensation Committee oversees the Company’s programs for compensating executive officers and other key management employees, including the administration of the Company’s equity-based compensation plans, and approves the salaries, bonuses and other awards to executive officers. Other duties of the Organization and Compensation Committee are generally:

•	to review and approve corporate goals and objectives relative to the compensation of the Chief Executive Officer, evaluate the Chief Executive Officer’s performance and set the Chief Executive Officer’s compensation level based on this evaluation;

•	to review and approve executive compensation and incentive plans;

•	to approve the payment of cash performance bonuses and the granting of stock-based awards to the Company’s employees, including officers; and

•	to review and recommend management development and succession planning.

The Chairman and Chief Executive Officer of the Company, with the consultation of the Senior Vice President, Human Resources, provides recommendations to the committee on the amount and forms of executive compensation, and assists in the preparation of committee meeting agendas. Pursuant to the Company’s 2004 Incentive Plan, the committee may delegate its power and duties under such plan to a committee consisting of two or more officers of the Company except in respect of individuals subject to the reporting or liability provisions of Section 16 of the Securities Exchange Act of 1934, as amended. The committee has authorized the Senior Vice President, Human Resources, together with the Vice President and Treasurer, to approve awards of up to 50,000 stock options and/or stock appreciation rights (subject to an annual limit of 500,000 stock options and/or stock appreciation rights) and up to 25,000 shares of restricted stock and/or restricted stock units (subject to an annual limit of 250,000 shares of restricted stock and/or restricted stock units) to individuals the Company desires to hire or retain, except any individual who is or upon commencing employment will be subject to the liability provisions of Section 16 of the Securities Exchange Act of 1934, as amended.

Further, the committee has the authority to retain, approve the fees and other terms of, and terminate any compensation consultant, outside counsel or other advisors to assist the committee in fulfilling its duties. The charter of the Organization and Compensation Committee, as well as any future revisions to such charter, is available on the Company’s website at www.visteon.com/investors.

Corporate Governance and Nominating Committee

The Board also has a standing Corporate Governance and Nominating Committee, consisting of Kenneth B. Woodrow (Chair), Karl J. Krapek and James D. Thornton, all of whom are considered independent under the Visteon Director Independence Guidelines. The duties of the Corporate Governance and Nominating Committee are generally:

•	to develop corporate governance principles and monitor compliance therewith;

•	to review the performance of the Board as a whole;

•	to review and recommend to the Board compensation for outside directors;

•	to develop criteria for Board membership; and

•	to identify, review and recommend director candidates.

The charter of the Corporate Governance and Nominating Committee, as well as any future revisions to such charter, is available on the Company’s website at www.visteon.com/investors.

Corporate Responsibility Committee

The Board has a standing Corporate Responsibility Committee, consisting of James D. Thornton (Chair), Steven K. Hamp and Patricia L. Higgins. The duties of the Corporate Responsibility Committee are generally:

•	to review and monitor the worldwide performance of the Company as it affects the environment, employees, communities and customers; and

•	to develop recommendations to management to assist it in formulating and adopting policies, programs, practices and strategies concerning corporate citizenship and public policy matters.

The charter of the Corporate Responsibility Committee, as well as any future revisions to such charter, is available on the Company’s website at www.visteon.com/investors.

Finance Committee

The Board has a standing Finance Committee, consisting of Patricia L. Higgins (Chair), Steven K. Hamp, Alex J. Mandl, Richard J. Taggart and Kenneth B. Woodrow. The duties of the Finance Committee generally are:

•	to review and make recommendations to the Board regarding the Company’s cash flow, capital expenditures and financing requirements;

•	to review the Company’s policies with respect to financial risk assessment and management including investment strategies and guidelines;

•	to review and make recommendations on mergers, acquisitions and other major financial transactions requiring Board approval; and

•	to consider and recommend to the Board stock sales, repurchases or splits, as appropriate, and any changes in dividend policy.

The charter of the Finance Committee, as well as any future revisions to such charter, is available on the Company’s website at www.visteon.com/investors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and greater than 10% stockholders to file certain reports (“Section 16 Reports”) with respect to their beneficial ownership of the Company’s equity securities. Based solely on a review of copies of reports furnished to the Company, or written representations that no reports were required, the Company believes that during 2009 all Section 16 Reports that were required to be filed were filed on a timely basis.

Code of Ethics

The Company has adopted a code of ethics, as such phrase is defined in Item 406 of Regulation S-K that applies to all directors, officers and employees of the Company and its subsidiaries, including the Chairman and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and the Vice President and Chief Accounting Officer. The code, entitled “Ethics and Integrity Policy,” is available on the Company’s website at www.visteon.com.

Communications with the Board of Directors

Stockholders and other persons interested in communicating directly with a committee chairperson or with the non-management directors as a group may do so as described on the Company’s website (www.visteon.com/investors), or by writing to the chairperson or non-management directors of Visteon Corporation c/o of the Corporate Secretary, One Village Center Drive, Van Buren Township, Michigan 48111.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table summarizes the compensation that was earned by, or paid or awarded to, the Named Executive Officers. The “Named Executive Officers” are the Company’s Chief Executive Officer and the two other most highly compensated executive officers serving as such as of December 31, 2009, determined based on the individual’s total compensation for the year ended December 31, 2009 as reported in the table below, other than amounts reported as above-market earnings on deferred compensation.

							Nonqualified
						Non-Equity	Deferred
				Stock	Options	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)

Donald J. Stebbins	2009	$1,070,000	$—	$(103,743)	$95,118	$2,098,125	$—	$122,213	$3,281,713
Chairman, President and	2008	$1,076,186	$—	$(501,898)	$(413,442)	$1,650,750	$—	$142,926	$1,954,522
Chief Executive Officer	2007	$919,167	$350,509	$88,866	$662,075	$1,716,466	$—	$122,110	$3,859,193

William G. Quigley III	2009	$571,615	$—	$(39,328)	$27,052	$728,678	$—	$29,819	$1,317,836
Executive Vice President	2008	$620,192	$—	$(158,972)	$(99,451)	$400,782	$—	$38,113	$800,664
and Chief Financial Officer	2007	$515,833	$123,125	$70,068	$270,646	$680,130	$—	$38,183	$1,697,985

Joy M. Greenway	2009	$433,146	$—	$(11,691)	$12,281	$333,666	$—	$15,247	$782,649
Vice President and President, Climate Product Group

(1)	No restricted stock or restricted stock units were granted to the Named Executive Officers during 2009. For 2009, these amounts represent the compensation cost of unvested restricted stock and restricted stock units granted in prior years for financial reporting purposes for 2009. Negative values are the result of the reversal of compensation expense recognized in previous years due to a market decline in awards classified as liability awards. A discussion of assumptions relevant to calculating these values may be found in Note 15 “Stock-Based Compensation” to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)	No stock options or stock appreciation rights were granted to the Named Executive Officers during 2009. For 2009, these amounts represent the compensation cost of unvested stock options and vested and unvested stock appreciation rights granted in prior years for financial reporting purposes for 2009. Negative values are the result of the reversal of compensation expense recognized in previous years due to a market decline in awards classified as liability awards. A discussion of assumptions relevant to calculating these values may be found in Note 15 “Stock-Based Compensation” to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(3)	For 2009, this column is comprised of (i) amounts earned by Mr. Stebbins ($315,000), Mr. Quigley ($84,310) and Ms. Greenway ($44,863) under the cash bonus portion of the 2007-2009 long-term incentive program that relate to 2009 performance metrics, which will not be paid unless and until approved by the Court or otherwise assumed in a confirmed plan of reorganization in connection with the Company’s Chapter 11 Proceedings, and (ii) amounts earned by Mr. Stebbins ($315,000), Mr. Quigley ($120,443) and Ms. Greenway ($44,863) under the cash bonus portion of the 2008-2010 long-term incentive program that relate to 2009 performance metrics, based on salaries in effect as of December 31, 2009, which will not be paid until 2011 based on salaries in effect as of December 31, 2010, and may be subject to forfeiture under certain circumstances; and (iii) amounts earned by Mr. Stebbins ($1,468,125), Mr. Quigley ($523,925) and Ms. Greenway ($243,940) under the 2009-2011 long-term incentive program that relate to 2009 performance metrics, based on salaries in effect as of December 31, 2009, which will not be paid until 2012 based on salaries in effect as of December 31, 2011, and may be subject to forfeiture under certain circumstances. The payment of any or all of these awards is subject to the approval of the Court or the assumption of such obligations in a confirmed plan of reorganization in connection with the Chapter 11 Proceedings; therefore it is possible that none of these awards will be paid to the participants in the amounts stated or at all. There were no earnings on non-equity incentive plan compensation earned or paid to the Named Executive Officers in or for 2009.

(4)	None of the Named Executive Officers received or earned any above-market or preferential earnings on deferred compensation.

(5)	For 2009, this column includes the following benefits paid to, or on behalf of, the Named Executive Officers:

•	life insurance premiums paid by the Company on behalf of all of the Named Executive Officers; and

•	perquisites and other personal benefits, which included: (A) the aggregate incremental cost for personal use of corporate aircraft by Mr. Stebbins ($60,084) and Mr. Quigley ($4,452); (B) the cost of personal health and safety protection equipment and services under the Executive Security Program in 2009 for Mr. Stebbins; and (C) payments under the executive flexible perquisite account program to Mr. Stebbins ($60,000), Mr. Quigley ($25,000) and Ms. Greenway ($15,000).

We calculate the aggregate incremental cost to the Company of any personal use of the corporate aircraft during the annual cycle from November 2008 through October 2009 based on an average hourly operating cost of the aircraft, which includes the cost of fuel, crew travel expenses, on-board catering, airport landing fees and parking costs, customs charges, communications expenses, post-flight inspections and minor maintenance costs (costs less than $5,000 per action). Because the corporate aircraft are used primarily for business travel, we do not include the fixed costs that do not change based on usage, such as the crew’s salaries, the purchase or lease costs of the corporate aircraft, hangar rental fees, insurance premiums and major maintenance costs (costs greater than or equal to $5,000 per action).

The following table sets forth information on outstanding stock option and stock awards held by the Named Executive Officers at December 31, 2009, including the number of shares underlying both exercisable and unexercisable portions of each stock option or stock appreciation right as well as the exercise price and expiration date of each outstanding option and right. The Company believes that it is likely that these equity awards will have no value under any confirmed plan of reorganization.

Outstanding Equity Awards at 2009 Fiscal Year-End

							Stock Awards
										Equity
	Option Awards								Equity	Incentive
				Equity					Incentive	Plan Awards:
				Incentive					Plan Awards:	Market or
				Plan Awards:				Market	Number of	Payout Value
	Number of	Number of		Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities		Securities			Shares or	Shares or	Shares,	Shares,
	Underlying	Underlying		Underlying			Units of	Units of	Units or	Units or
	Unexercised	Unexercised		Unexercised	Option		Stock That	Stock That	Other Rights	Other Rights
	Options	Options		Unearned	Exercise	Option	Have Not	Have Not	That Have Not	That Have
	(#)	(#)		Options	Price	Expiration	Vested	Vested	Vested	Not Vested
Name	Exercisable	Unexercisable		(#)	($)	Date	(#)	($)(1)	(#)	($)

Donald J. Stebbins	100,136	—		—	$6.26	5/22/2010	786,066 (4)	$23,582

	332,853	—		—	$6.26	5/22/2010

	376,207	—		—	$4.76	2/05/2011

	129,769	64,885	(2)	—	$8.98	2/25/2014

	129,769	64,885	(2)	—	$8.98	2/25/2014

	200,000	—		—	$8.98	2/25/2014

	138,142	276,284	(2)	—	$3.63	2/21/2015

	83,333	166,667	(3)	—	$4.075	5/31/2015

William G. Quigley III	59,686	—		—	$6.245	3/09/2010	240,797 (5)	$7,224

	53,623	—		—	$4.76	2/05/2011

	36,826	18,414	(2)	—	$8.98	2/25/2014

	36,826	18,414	(2)	—	$8.98	2/25/2014

	100,000	—		—	$8.98	2/25/2014

	66,670	133,342	(2)	—	$3.63	2/21/2015

Joy M. Greenway	6,500	—		—	$13.094	6/27/2010	74,167 (6)	$2,225

	4,990	—		—	$17.46	5/08/2011

	6,409	—		—	$13.57	2/12/2012

	20,225	—		—	$6.63	2/11/2013

	29,509	—		—	$6.245	3/09/2010

	43,478	—		—	$4.76	2/05/2011

	16,354	8,177	(2)	—	$8.98	2/25/2014

	16,354	8,177	(2)	—	$8.98	2/25/2014

	30,000			—	$8.98	2/25/2014

	19,457	38,914	(2)	—	$3.63	2/21/2015

(1)	The market value of unvested restricted stock and restricted stock units was determined using a per share/unit price of $0.03, the closing price of our common stock as reported on the Pink Sheets over-the-counter market as of December 31, 2009.

(2)	Annual awards of stock options and/or stock appreciation rights granted pursuant to the Company’s long-term incentive programs, which vest ratably over the first three years following the grant date.

(3)	Special award of stock appreciation rights, which vest ratably over the first three years following the grant date.

(4)	90,130 restricted stock units were scheduled to vest on December 31, 2009; 445,936 restricted stock units vest on December 31, 2010; and 250,000 restricted stock units vest on June 1, 2011.

(5)	25,577 restricted stock units were scheduled to vest on December 31, 2009; and 215,220 restricted stock units vest on December 31, 2010.

(6)	11,358 restricted stock units were scheduled to vest on December 31, 2009; and 62,809 restricted stock units vest on December 31, 2010.

Overview of Executive Compensation

The Company believes that an experienced, motivated and effective executive team is critical to the long-term success of its business. Thus, the primary objectives of the Company’s executive compensation program are to recruit, motivate and retain highly qualified executives. In meeting its primary objectives, the Company has structured its executive compensation program to support the Company’s strategic plans and objectives, including compensation program costs, and provides strong alignment of the interests of its executives with the creation of stockholder value.

The mix and total amount of compensation in any year reflects market competitive practices, the realities of the Company’s financial position and its industry. The Company believes that the proportion of variable, or “at risk”, compensation should increase as an employee’s level of responsibility increases.

In light of continuing economic and industry conditions, the Company took a number of actions to reduce the Company’s compensation expense. These actions were intended to produce immediate cash savings and included reduction in salaries associated with reduced work weeks as well as temporary salary reductions.

Primary Elements of Compensation for Named Executive Officers

Base Salary

Base salaries, combined with general welfare benefits, provide basic security for our employees at levels necessary to attract and retain a highly qualified and effective salaried workforce. Base salaries are determined taking into account market data as well as an individual’s position, responsibilities, experience and value to the Company. The actual salaries paid to each Named Executive Officer for 2009 are presented in the “Summary Compensation Table” above. Due to the financial challenges facing the Company and the automotive industry, the Named Executive Officers agreed to temporary reductions in their salaries for 2009 as well as reduced work weeks for the month of January 2009.

Annual Incentive Awards

The Company’s Annual Incentive program provides for an annual cash incentive opportunity that is linked to company and individual performance. This program is designed to compensate key salaried employees for the achievement of specified goals that correlate with the Company’s financial and operational objectives. The target incentive opportunities are expressed as a percentage of base salary. In determining the incentive opportunities, the Organization and Compensation Committee considers the potential impact on the business of each role, the relationships among the roles and market competitive levels for such positions.

2009 Annual Incentive

Pursuant to the Annual Incentive program for 2009, certain employees were eligible to receive a cash bonus to be payable in 2010 based on the Company’s financial performance relative to a target free cash flow metric (cash from operations minus capital expenditures, subject to certain adjustments) and a target product quality metric (defects per million as measured by the Company’s OEM customers). 75% of each eligible employee’s award was based on the free cash flow metric, with a target free cash flow of negative $89 million, and 25% was based on the product quality metric, with a target of 20 defective parts per million. On February 26, 2010, the Organization and Compensation Committee determined that business conditions did not permit payment of amounts that would have been earned under the 2009 Annual Incentive Plan and exercised its discretion to not make payments in connection with the 2009 Annual Incentive Program to any participant.

2010 Annual Incentive

On February 26, 2010, the Organization and Compensation Committee approved performance criteria and incentive opportunities for eligible employees pursuant to the annual incentive program for the 2010 fiscal year. The 2010 Annual Incentive will be based on the Company’s financial performance relative to a target adjusted EBITDA metric (earnings before interest, taxes, depreciation, amortization, asset impairments, non-operating gains and losses, net unreimbursed restructuring expenses and reorganization related professional fees), with a target adjusted EBITDA of $450 million. The target incentive opportunities for the 2010 Annual Incentive, as a percentage of base salary, are 115% for Mr. Stebbins, 65% for Mr. Quigley and 60% for Ms. Greenway. Final payments, if any, will be payable in 2011 based on the base salary of the recipient as of December 31, 2010.

Long-Term Incentive Awards

The Company’s Long-Term Incentive programs have provided for an annual award of a performance-based cash bonus earned over a long-term measurement period, usually a three-year period, stock appreciation rights and stock options, which are subject to time-based vesting requirements, and/or restricted stock or restricted stock units, which may be subject to either time-based and/or performance-based vesting requirements. This program is designed to compensate salaried employees on the achievement of specified goals that are intended to correlate with the Company’s long-term financial and strategic objectives, to align the delivery of incentive value with increases in the Company’s stock price and to retain key employees. The total targeted award opportunity, expressed as a percentage or multiple of base salary is determined by organization level. The Organization and Compensation Committee has the discretion to modify or adjust the metrics to take into account the disposition of businesses and/or facilities, currency fluctuations and other factors.

Except under certain circumstances such as retirement or involuntary termination, an executive must be employed in good standing with the Company at the conclusion of the three-year performance period to be entitled to a bonus payment. In addition, the payment of any or all of the awards described below is subject to the approval of the Court or the assumption of such obligations in a confirmed plan of reorganization in connection with the Chapter 11 Proceedings.

2007-2009 Long-Term Incentive Performance Cash Metrics for 2009

In early 2007, the Organization and Compensation Committee awarded performance cash opportunities under the 2007-2009 Long-Term Incentive program. Half of this bonus opportunity was based on the achievement of three successive annual “Restructuring” metrics, with the other half based on the achievement of three successive annual “Grow the Business” metrics. The final bonus amount payable following the conclusion of the three-year performance period is based upon the number of annual metrics achieved, with the achievement of each annual metric representing one-third of the total target award. For 2009, the Restructuring metric was based on the accomplishment of a reduction in total administrative and engineering staff costs in 2009 of at least 21.9% compared to 2008, and the Grow the Business metric was based on a achieving incremental consolidated and unconsolidated new business wins and gross re-wins of at least $1 billion in 2009. For 2009, the metrics were achieved above targeted levels.

2008-2010 Long-Term Incentive Performance Cash Metrics for 2009 and 2010

In early 2008, the Organization and Compensation Committee awarded performance cash opportunities under the 2008-2010 Long-Term Incentive program, which are payable in 2011. The final bonus amount payable following the conclusion of the three-year performance period is based upon the number of annual metrics achieved, with the achievement of each annual metric representing one-third of the total target award. For 2009, Company was required to achieve a reduction in total administrative and engineering staff costs in 2009 of at least 21.9% compared to 2008. For 2009, the metric was achieved above the targeted level.

On February 26, 2010, the Organization and Compensation Committee approved the metric for the third year of the 2008-2010 Long-Term Incentive program. Namely, the Company must achieve a reduction in total administrative and engineering staff fixed costs in 2010 of at least 3% compared to 2009.

2009-2011 Long-Term Incentive Performance Cash Metrics for 2009 and 2010

In early 2009, the Organization and Compensation Committee awarded performance cash opportunities under the 2009-2011 Long-Term Incentive program, which are payable in 2012, based on the achievement of three successive annual performance metrics. The final bonus amount payable following the conclusion of the three-year performance period is based upon the number of annual metrics achieved, with the achievement of each annual metric representing one-third of the total target award. For the first year of the 2009-2011 Long-Term Incentive, the opportunity was based on the Company’s financial performance relative to a target free cash flow metric (cash from operations minus capital expenditures, subject to certain adjustments) and a target EBITDAR metric (earnings before interest, taxes, depreciation and amortization, subject to certain adjustments). 50% of each eligible employee’s award was based on the free cash flow metric, with a target free cash flow of negative $89 million for 2009 and 50% was based on the EBITDAR metric, with a target EBITDAR of $85 million for 2009. For 2009, the metrics were achieved above targeted levels.

On February 26, 2010, the Organization and Compensation Committee approved the metrics for the second year of the 2009-2011 Long-Term Incentive program. Namely, one-third of each eligible employee’s award will be based on an adjusted EBITDA metric (earnings before interest, taxes, depreciation, amortization, asset impairments, non-operating gains and losses, net unreimbursed restructuring expenses and reorganization related professional fees), with a target adjusted EBITDA of $450 million for 2010, one-third will be based on a new business wins metric, with a target of $1.6 billion of incremental consolidated and unconsolidated new business wins and gross re-wins for 2010, and one-third will be based on a product quality metric, with a target of 10 defective parts per million for 2010.

2010-2012 Long-Term Incentive Performance Cash Award and Metrics for 2010

On February 26, 2010, the Organization and Compensation Committee of the Board of Directors of the Company approved the grant of performance cash awards to eligible employees pursuant to the long-term incentive program for the 2010-2012 performance period. Pursuant to the 2010-2012 Long-Term Incentive, executives are eligible to receive a cash bonus to be payable in 2013 based on the achievement of three successive annual performance metrics. The final bonus amount payable following the conclusion of the three-year performance period is based upon the number of annual metrics achieved, with the achievement of each annual metric representing one-third of the total target award. For the first year of the 2010-2012 Long-Term Incentive, the opportunity will be based on the Company’s financial performance relative to a target new business wins metric, a target adjusted EBITDA metric (earnings before interest, taxes, depreciation, amortization, asset impairments, non-operating gains and losses, net unreimbursed restructuring expenses and reorganization related professional fees) and a target product quality metric. One-third of each eligible employee’s award will be based on the adjusted EBITDA metric, with a target adjusted EBITDA of $450 million for 2010, one-third will be based on the new business wins metric, with a target of $1.6 billion of incremental consolidated and unconsolidated new business wins and gross re-wins for 2010 and one-third will be based on the product quality metric, with a target of 10 defective parts per million for 2010. The target incentive opportunities for the 2010-2012 Long-Term Incentive, as a percentage of base salary, are 375% for Mr. Stebbins, 250% for Mr. Quigley and 150% for Ms. Greenway.

Other Elements of Compensation for Named Executive Officers

Executive officers participate in the Company’s retirement and savings and health and welfare plans on the same basis as other similarly situated employees, except for the supplemental pension, retiree health care, and other arrangements described below under “Retirement Benefits.” In addition, the Company provided the Named Executive Officers with a flexible perquisite allowance program. The flexible perquisite allowance is a fixed amount that is paid to each eligible executive in quarterly installments and is designed to cover his or her expenses related to legal and financial counseling, excess liability insurance premiums, tax preparation, and airfare for spouse or partner accompanying employee on business travel, among other items. For Named Executive Officers, the amount of the allowance varies by management level, with a range of between $15,000 to $60,000 per year. The amount paid to the Named Executive Officers in 2009 pursuant to the flexible perquisite allowance program is set forth in the “All Other Compensation” column of the “Summary Compensation Table.”

The Company also maintains an Executive Security Program that requires the Chief Executive Officer to use corporate provided aircraft for personal and business travel, and provides the benefit of various personal health and safety protections.

Retirement Benefits

Defined Benefit Plans

Participants in the domestic auto industry have traditionally provided their salaried and hourly employees comprehensive retirement benefits, including pensions and retiree medical coverage. The Company currently provides pension benefits to most of its U.S. salaried retirees pursuant to the Visteon Corporation Pension Plan (the “Qualified Pension Plan”), a defined benefit plan qualified under Section 401(a) of the Internal Revenue Code (the “Code”). Visteon also currently provides additional pension benefits to its U.S. executives under the following nonqualified supplemental pension arrangements: the Supplemental Executive Retirement Plan (“SERP”); the Pension Parity Plan (“Pension Parity Plan”); and the Executive Separation Allowance Plan (“ESAP”). In order to reduce the costs of these benefits to permit the Company to compete on a global basis, Visteon has made a number of modifications to its retirement programs over the past several years. As a result, participation in these plans, and certain features of the plans, depend on when each executive was hired by the Company. The continuance of one or more of the Company’s defined benefit plans may be affected by the Chapter 11 Proceedings.

In addition to its U.S. plans, several of the Company’s foreign subsidiaries provide pension benefits. The provision, structure and level of these benefits are based on both the market practice in individual countries as well as the cost of providing benefits. Despite the differences in the level and structure of the retirement benefits, most of the plans are related to an employee’s salary and service. In some countries, Visteon’s plans require that participants contribute to the plan in order to participate.

U.S. Executives Hired Before January 1, 2002 — Ms. Greenway

Qualified Pension Plan

The non-contributory feature of the Qualified Pension Plan provides a monthly benefit, payable in the form of a life annuity, equal to a flat rate (fixed dollar rate) times years of employment prior to July 1, 2006. The highest flat rate in effect on June 30, 2006 was $47.45. Prior to July 1, 2006, following three months of employment, a participant could elect to be covered by the contributory feature of the plan and receive a contributory benefit in lieu of the non-contributory benefit. The contributory benefit, payable in the form of a life annuity, is equal to 1.5% of Final Average Monthly Salary times years of employment while a contributory participant plus 0.4% of Final Average Monthly Salary in excess of the Social Security Breakpoint times years of employment (not to exceed 35 years) while a contributory participant. Final Average Monthly Salary is the highest average monthly salary paid as of any five consecutive December 31 dates during the last 120 consecutive months that an employee contributes. The Social Security Breakpoint is equal to 150% of the average of the Social Security Wage Base for the last 35 years including the current plan year. Normal retirement is age 65 and portions of early retirement benefits are available at age 62 unreduced for age. Early retirement benefits are available as early as age 55 with 10 years of service or at any age with 30 years of service, reduced from age 62. If the employee was contributing to the plan as of June 30, 2006, future December 31 base pay amounts will continue to be recognized for purposes of determining the Final Average Monthly Salary under the traditional structure. Effective July 1, 2006, salaried employees will accrue monthly cash balance benefits under the pension plan. The Cash Balance benefit is based on a hypothetical account which grows with 4% pay credits and interest credits based on the 30-year Treasury bond rate. At retirement, this account balance is converted into a monthly benefit payable in the form of a life annuity. The monthly benefit payable from the cash balance feature is reduced for early commencement if payment begins before age 65.

Nonqualified Pension Plans

Since the Qualified Pension Plan is a qualified plan, it is subject to the rules of the Code. The Code limits the amount of benefits that may be paid by a qualified plan and it limits the amount of salary that may be recognized in computing plan benefits. For 2009, the maximum benefit accrual is $195,000 and the maximum annual salary the plan may recognize is $245,000. The Pension Parity Plan, an unfunded, nonqualified pension plan, restores any benefits lost due to the limitations on benefits and compensation imposed by the Code. The changes to the Qualified Pension Plan that took effect on July 1, 2006 also apply to the Pension Parity Plan.

For eligible executives hired prior to January 1, 2002, the SERP, a nonqualified, unfunded pension benefit, provides an additional monthly benefit, calculated in the form of a life annuity, equal to the participant’s Final Average Monthly Salary (without regard to the Code compensation limit) times years of employment times a percentage determined by job classification at retirement. The percentages range between 0.20% and 0.90%. Credited service earned under the SERP will cease to accrue as of June 30, 2006. Effective July 1, 2006, eligible executives will accrue SERP benefits under a formula used for eligible executives hired on or after January 1, 2002, as described below.

The Company also maintains the ESAP, a nonqualified, unfunded plan, for which one executive may become eligible. The ESAP was closed to new participants in 2004. The plan is coordinated with the traditional retirement benefit formula and has facilitated executive succession through enhanced early retirement benefits for eligible executives hired prior to January 1, 2002 (and promoted to the level of an eligible executive on or prior to June 30, 2004) who retire after age 55. The ESAP provides a temporary monthly benefit, payable to age 65, equal to the participant’s highest base salary times a percentage, not to exceed 60%, equal to the sum of i) 15%, ii) 6% for each year that such participant’s age at separation exceeds 55 (not to exceed 30%), and iii) 1% for each year of service in excess of 15. This amount is offset by any payments paid or payable, assuming commencement at age 65, from any other private retirement plan of the Company other than the SERP.

In December of 2006, the Pension Parity Plan, SERP and ESAP were amended to provide for automatic payment in the form of a single lump sum distribution for benefits commencing on and after January 1, 2007. The actual conversion factors used to determine the single lump sum distribution are the same as those used to value the Company’s pension obligations in the Company’s audited financial statements.

U.S. Executives Hired on or After January 1, 2002 — Messrs. Stebbins and Quigley

Qualified Pension Plan

Salaried employees hired on or after January 1, 2002 participate in the BalancePlus Program, a feature of the Qualified Pension Plan. The monthly benefit payable from the BalancePlus Program is based on the greater of the Cash Balance benefit or the Pension Equity benefit attributable to service prior to July 1, 2006, and a Cash Balance benefit for service thereafter. The Cash Balance benefit is based on a hypothetical account which grows with 4% pay credits and interest credits based on the 30-year Treasury bond rate. The Pension Equity benefit is based on a hypothetical account at age 65 equal to 12.5% of Final Average Monthly Salary times credited service. At retirement, these account balances are converted into a monthly benefit payable in the form of a life annuity. Credited service earned under the Pension Equity feature of the plan ceased to accrue as of June 30, 2006, although changes in base pay will continue to be recognized for purposes of determining the Final Average Monthly Salary. The monthly benefit payable from the BalancePlus Program is reduced for early commencement if payment begins before age 65.

Nonqualified Pension Plans

The Pension Parity Plan restores any benefits lost due to the limitations on benefits and compensation imposed by the Code, as described further above.

Eligible executives hired on or after January 1, 2002 participate in the “BalancePlus SERP” feature of the SERP. The BalancePlus SERP provides an additional monthly benefit based upon a hypothetical account balance that is in excess of the amount calculated under the Qualified Pension Plan BalancePlus Program and the Pension Parity Plan. The account balance from the BalancePlus SERP before offset is calculated under the formulas in the BalancePlus Program with the following modifications: 1) Annual Salary is calculated without regard to the Code compensation limit; 2) Final Average Monthly Salary is increased by the average of the three highest consecutive Annual Incentive amounts; and 3) a 15% benefit multiplier is used under the Pension Equity formula in lieu of the 12.5% benefit multiplier. The Pension Equity account under the BalancePlus SERP has its own early retirement reduction factors, which are applied at early retirement before offsetting the amount calculated under the BalancePlus Program and the Pension Parity Plan. Unlike the Qualified and Pension Parity Plans, the service under the Pension Equity formula was not frozen. Messrs. Stebbins and Quigley will receive additional retirement benefits from the SERP determined by crediting an additional year of service for each year of service (up to a maximum of five additional years in the case of Mr. Quigley) credited under the terms of the Qualified Pension Plan. In addition, a $1,200,000 opening balance was credited to Mr. Stebbins’ BalancePlus SERP account.

As stated above, the Pension Parity Plan, SERP and ESAP were amended to provide for automatic payment in the form of a single lump sum distribution for benefits commencing on and after January 1, 2007. The actuarial conversion factors used to determine the single lump distribution are the same as those used to value the Company’s pension obligations in the audited financial statements.

Executive Retiree Health Care Plan

The Company will provide an executive retiree health care benefit upon retirement from the Company for designated executives. Pursuant to the program, such executives, after completing 5 years of service with the Company will be entitled to retiree health care benefits that are similar to those available to the Company’s employees who are eligible for postretirement benefits under the Visteon Health & Welfare Plan. Of the Named Executive Officers, Mr. Stebbins is eligible for this program.

Defined Contribution and Deferred Compensation Plans

The Named Executive Officers, as well as most U.S. salaried employees, are also entitled to participate in the Visteon Investment Plan, Visteon’s 401(k) investment and savings plan. The amounts that may be deferred are limited by the Code. The Company matched employee contributions of up to 6% of pay at a rate of 25% of the employee’s eligible contributions, however, such match was suspended effective as of December 1, 2008. Amounts deferred for each Named Executive Officer are reflected in the “Salary” column of the above “Summary Compensation Table.”

Employment Agreement with Chief Executive Officer

The Company entered into an employment agreement effective as of May 23, 2005 (the “Effective Date”), with Mr. Stebbins that provided for the initial terms of his employment as President and Chief Operating Officer. The employment agreement provides for his initial annual base salary and an initial payment. Mr. Stebbins is also entitled to participate in the Company’s annual incentive performance cash bonus program and the Company’s long-term incentive program.

Mr. Stebbins will be credited with two years of benefit service for each one year of actual benefit service through the Supplemental Executive Retirement Plan. In addition, the Company credited Mr. Stebbins with an opening balance in the Supplemental Executive Retirement Plan of $1,200,000. Mr. Stebbins’ aggregate accrued benefit payable from all qualified and nonqualified retirement plans upon retirement from the Company will not be less than the greater of the actuarial equivalent value of (a) the aggregate benefit payable to him under the Visteon Pension Plan, the Supplemental Executive Retirement Plan, and the Pension Parity Plan minus the $1,200,000 opening balance and interest credits attributable thereto or (b) the $1,200,000 Supplemental Executive Retirement Plan opening balance plus interest credits accrued to the date of retirement. Mr. Stebbins will forfeit the aforementioned benefits if, prior to his fifth anniversary with the Company he is terminated by the Company for Cause (other than due to his death or “Disability”, which shall have the meaning set forth in the long term disability benefit plan of the Company in which Mr. Stebbins participates), or he terminates employment with the Company for other than Good Reason.

The employment agreement has a term of two years, with the agreement automatically renewable for successive one-year terms unless either party gives written notice not less than 90 days prior to expiration that it/he does not wish to renew. If the Company gives such notice prior to Mr. Stebbins’ tenth anniversary with the Company, Mr. Stebbins shall be entitled to severance benefits upon termination of employment on the same basis as provided for a termination without “Cause” or resignation for “Good Reason” during the term of the agreement. If the Company gives such notice after Mr. Stebbins’ tenth anniversary with the Company, Mr. Stebbins shall not be entitled to such severance. Mr. Stebbins retains the right to resign at any time for any reason, just as Company retains the right to sever the employment relationship at any time, with or without Cause. However, if Mr. Stebbins is terminated by the Company without Cause or he resigns from the Company’s employ for Good Reason during the term of the employment agreement, Mr. Stebbins will be entitled to the benefits of an executive severance plan, which, effective as of August 21, 2009, was merged into another severance plan of the Company and amended to exclude certain executives, including Mr. Stebbins.

Potential Payments Upon Termination or Change-in-Control

Set forth below are estimated payments and benefits that would be provided to the Named Executive Officers upon their termination of employment under specified circumstances assuming that the relevant triggering event occurred at December 31, 2009. These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers, which would only be known at the time that they become eligible for payment and would only be payable if any of the triggering events were to occur. Also, certain benefits described below may require the approval of the Court prior to the payment thereof during the Chapter 11 Proceedings.

Accrued amounts (other than the accelerated vesting of retirement benefits noted below) under the Company’s pension and defined contribution plans are not included in this table. Vested stock options and stock appreciation rights are also excluded from this table. For these amounts, see the “Outstanding Equity Awards at 2009 Fiscal Year-End” table above.

		Qualifying
		Termination
	Change in	after Change in
Named Executive Officer	Control	Control

Donald J. Stebbins
Benefit:
• Severance Payments	N/A	$6,966,000
• Accelerated Bonus	$2,098,000	$2,098,000
• Accelerated Stock Option/SAR Vesting	$—	$—
• Accelerated Restricted Stock/RSU Vesting	$21,000	$21,000
• Continuation of Perquisites and Allowances	N/A	$—
• Accelerated Retirement Benefits Vesting	$1,176,000	$1,176,000
• Continuation of Health & Welfare Benefits(1)	N/A	$33,000
• Outplacement Services(2)	N/A	$581,000
• Tax Gross-Up(3)	N/A	$—

Totals	$3,295,000	$10,875,000

William G. Quigley III
Benefit:
• Severance Payments	N/A	$2,862,000
• Accelerated Bonus	$765,000	$765,000
• Accelerated Stock Option/SAR Vesting	$—	$—
• Accelerated Restricted Stock/RSU Vesting	$6,000	$6,000
• Continuation of Perquisites and Allowances	N/A	$—
• Accelerated Retirement Benefits Vesting	$—	$—
• Continuation of Health & Welfare Benefits(1)	N/A	$30,000
• Outplacement Services(2)	N/A	$238,000
• Tax Gross-Up(3)	N/A	$1,233,000

Totals	$771,000	$5,134,000

Joy M. Greenway
Benefit:
• Severance Payments	N/A	$1,077,000
• Accelerated Bonus	$334,000	$334,000
• Accelerated Stock Option/SAR Vesting	$—	$—
• Accelerated Restricted Stock/RSU Vesting	$2,000	$2,000
• Continuation of Perquisites and Allowances	N/A	$—
• Accelerated Retirement Benefits Vesting	$—	$—
• Continuation of Health & Welfare Benefits(1)	N/A	$14,000
• Outplacement Services(2)	N/A	$179,000
• Tax Gross-Up(3)	N/A	$ N/A

Totals	$336,000	$1,606,000

(1)	The estimated cost of continuing health and welfare benefits is based on current insurance premiums.

(2)	The amount of reimbursed services was assumed to be the maximum amount allowable under the change in control agreements, described further below. The amounts to be reimbursed will be only for those expenses actually incurred by the executive, and may be significantly less than the amount presented in the table.

(3)	For purposes of calculating the amount of the gross-up, no value was ascribed to the restrictive covenants imposed on executives under the change in control agreement, described further below, which may reduce the amount actually paid. Further, it was assumed that outstanding stock options held by the executives were converted into stock options of the surviving or acquiring company.

Change in Control

The 2004 Incentive Plan provides for accelerated vesting or payout of equity and incentive awards upon a change in control, even if the executive does not terminate employment. The benefits include:

•	any awards under the plan that relate to performance periods that have been completed as of the date of the change in control, but that have not yet been paid, are paid in accordance with the terms of such awards;

•	any awards under the plan that relate to performance periods that have not been completed as of the date of the change in control, and that are not then vested, become fully vested if vesting is based solely upon the length of the employment relationship as opposed to the satisfaction of one or more performance goals; and

•	any other awards that relate to performance periods that have not been completed as of the date of the change in control, and that are not then vested, will be treated as vested and earned pro rata, as if the performance goals at target levels are attained as of the effective date of the change in control (based on the number of full months that have elapsed from the beginning of the performance period to the date of the change in control compared to the total number of months in the original performance period).

The accelerated vesting applies to all awards made under the 2004 Incentive Plan for all participating employees and is designed to retain and motivate employees during the uncertain process that precedes a change in control transaction. Under the 2004 Incentive Plan, a “change in control” will be deemed to have occurred as of the first day any one or more of the following is satisfied:

(A) any person is or becomes the beneficial owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such person any securities acquired directly from the Company or its affiliates) representing 40% or more of the combined voting power of the Company’s then outstanding securities;

(B) within any twelve (12) month period, the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the effective date of the 2004 Incentive Plan, constitute the Board of Directors of the Company and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company’s stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment, election or nomination for election was previously so approved or recommended;

(C) there is consummated a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than (i) a merger or consolidation which results in the directors of the Company immediately prior to such merger or consolidation continuing to constitute at least a majority of the board of directors of the Company, the surviving entity or any parent thereof or (ii) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person is or becomes the beneficial owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such person any securities acquired directly from the Company or its affiliates) representing 40% or more of the combined voting power of the Company’s then outstanding securities;

(D) the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of more than 50% of the Company’s assets, other than a sale or disposition by the Company of more than 50% of the Company’s assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale; or

(E) any other event that the Board, in its sole discretion, determines to be a change in control.

However, a “Change in Control” will not be deemed to have occurred by virtue of the consummation of any transaction or series of integrated transactions immediately following which the record holders of the common stock of the Company immediately prior to such transaction or series of transactions continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of the Company immediately following such transaction or series of transactions.

Change in Control followed by Qualifying Termination

The Company has entered into change in control agreements with all of its executives, including the Named Executive Officers. These agreements provide for certain benefits if a qualifying termination occurs following a change in control of the Company. For the Named Executive Officers, a qualifying termination includes a termination of the executive’s employment without cause or a resignation for good reason, in each case, within three years (two years in the case of Ms. Greenway) after the change in control, as well as a resignation, with or without good reason, during the 30-day period at the end of the first year after a change in control.

In addition to the benefits described above under “Change in Control,” the Named Executive Officers are entitled to the following benefits pursuant to the change in control agreements:

•	the payment of any unpaid salary or incentive compensation, together with all other compensation and benefits payable to the executive under the terms of the Company’s compensation and benefits plans, earned through the date of termination;

•	a severance payment in the amount of three times (other than Ms. Greenway, which is one and a half times) base salary plus the executive’s target annual bonus;

•	all unvested options and time-based restricted stock, or similar grants, will vest and become immediately exercisable,

•	all contingent incentive compensation awards under the 2004 Incentive Plan (or other plans) for periods that have not been completed become payable immediately on a pro-rated basis assuming the achievement at target levels of any individual or corporate performance goals;

•	reimbursement for the cost of outplacement services for up to three years (other than Ms. Greenway, which is up to two years) following termination, not to exceed 25% of the executives annual base salary plus his or her target annul bonus;

•	the aggregate account balances of the executive under the Deferred Compensation Plan and any other nonqualified account balance plan will be distributed as a lump sum payout;

•	the benefits then accrued by or payable to the executive under the SERP, ESAP, the Pension Parity Plan, or any other nonqualified plan providing supplemental retirement or deferred compensation benefits, become fully vested; and

•	the continuation for 36 months (other than Ms. Greenway, which is eighteen months) following termination of life, accident and health insurance benefits for the executive and his or her dependents.

Change in control payments for the Named Executive Officers other than Ms. Greenway will be grossed up for the payment, if any, of additional section 280(G) excise taxes.

“Good Reason” under the agreements includes the following:

•	a negative material change is made in the executive’s duties and responsibilities;

•	the executive’s compensation or benefits are decreased and such decrease is unrelated to company performance;

•	the executive is required to materially relocate his or her residence or principal office location against his or her will; or

•	the executive is not offered a comparable position with the successor entity.

The definition of “change of control” under the change in control agreements is substantially the same as described above under “Change in Control.” The Company is also required to fund an irrevocable “rabbi” trust to satisfy each participant’s SERP, Pension Parity and ESAP benefits. Each executive agrees to comply with confidentiality and non-competition covenants during the term of the agreement and for a period thereafter. In addition, in the event of a potential change of control, as defined therein, each executive agrees not to voluntarily terminate his or her employment, except for retirement or good reason, until the earlier of six months after such potential change of control or the occurrence of a change in control.

Voluntary Termination (Without “Good Reason” or for “Cause”)

An executive who voluntarily resigns without good reason or whose employment is terminated by the Company for cause (each as defined in the Change in Control Agreements and the individual employment agreement applicable to Mr. Stebbins) will be entitled to receive unpaid salary and benefits, if any, he has accrued through the effective date of his termination.

If an executive is terminated for cause, he will immediately forfeit all restricted stock, restricted stock units, stock options, stock appreciation rights and performance cash awards under the 2004 Incentive Plan. If an executive voluntarily resigns from the Company, then the executive will not be entitled to receive any payout with respect to his performance cash awards unless he has been continuously employed until the end of the performance period and the applicable performance goals have been met, and the executive may continue to exercise vested stock options and stock appreciation rights for 90 days following the date of resignation.

Involuntary Termination (Without “Cause” or for “Good Reason”)

Effective as of August 21, 2009, the Company’s severance plan applicable to all officers elected by the Board of Directors and executive leaders was merged into another severance plan of the Company and amended to, among other things, exclude “insiders” within the meaning of the Bankruptcy Code. As a result, the Named Executive Officers were not entitled to severance benefits in the event of their involuntary termination.

The 2004 Incentive Plan does not accelerate any of the outstanding awards held by executives who are involuntarily terminated. However, pursuant to the terms and conditions applicable to awards under the 2004 Incentive Plan, all employees holding such awards are entitled to the following benefits in the event of an involuntary termination under a severance plan or program of the Company:

•	Outstanding restricted stock and restricted stock unit awards granted more than 180 days prior to date of termination are prorated based on the number of full months that have elapsed from the date of grant to the date of termination compared to the total number of months from the date of grant until the vesting date, with no change to the vesting date or performance conditions, if any;

•	Vested stock options and stock appreciation rights granted more than 180 days prior to date of termination continue to be exercisable for up to one year following termination and all unvested stock options and stock appreciation rights not yet vested are forfeited; and

•	Outstanding performance-based cash awards made more than 180 days prior to date of termination are prorated from the beginning of the performance period to the date of termination compared to the total number of months in the original performance period, with no change to the vesting date or performance conditions, if any.

Termination Upon Retirement, Disability or Death

Following termination of executive’s employment for disability or death, the executive will receive all compensation payable under the Company’s disability and medical plans and insurance policies, which are available generally to the Company’s salaried employees.

Upon retirement, death or disability, each participant’s outstanding stock options and stock appreciation rights will continue to vest and be exercisable in accordance with their original terms as long as such awards were granted more than 180 days prior to date of termination. Outstanding restricted stock and restricted stock units granted more than 180 days prior to date of termination are prorated based on the number of full months that have elapsed from the date of grant to the date of termination compared to the total number of months from the date of grant until the vesting date, with no change to the vesting date or performance conditions, if any. Finally, outstanding performance-based cash awards made more than 180 days prior to date of termination are prorated from the beginning of the performance period to the date of termination compared to the total number of months in the original performance period, with no change to the vesting date or performance conditions, if any.

In addition to the payments and benefits described above, the Organization and Compensation Committee of the Board may authorize additional payments when it separates a Named Executive Officer. The Company might agree to make the payments it deems necessary to negotiate a definitive termination agreement with the terms, such as a general release of claims, nondisparagement, cooperation with litigation, noncompetition and nonsolicitation agreements, as determined by the Company.

DIRECTOR COMPENSATION

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2009. Directors who are employees of the Company receive no additional compensation for serving on the board or its committees.

	Fees Earned or		All Other
	Paid in Cash	Stock Awards	Compensation	Total
Name	($)(2)	($)(3)	($)	($)

William H. Gray, III(1)	138,420	(11,664)	—	126,756
Steven K. Hamp	130,481	(5,573)	—	124,908
Patricia L. Higgins	138,420	(11,341)	—	127,079
Karl J. Krapek	150,481	(11,664)	—	138,817
Alex J. Mandl	138,420	(4,706)	—	133,714
Charles L. Schaffer	155,481	(11,664)	—	143,817
Richard J. Taggart	138,420	(7,506)	—	130,914
James D. Thornton	138,420	(11,341)	—	127,079
Kenneth B. Woodrow	140,481	(11,341)	—	129,140

(1)	Mr. Gray resigned as a director of the Company effective January 1, 2010.

(2)	The following directors deferred 2009 cash compensation into their deferred unit account under the Deferred Compensation Plan for Non-Employee Directors (further described below):

2009 Cash
Name	Deferred

Mr. Hamp	$130,481
Mr. Krapek	$150,481
Mr. Schaffer	$155,481
Mr. Woodrow	$140,481

(3)	There were no stock awards to the non-employee directors during 2009. These amounts represent the compensation cost of unvested restricted stock and restricted stock units granted in prior years for financial reporting purposes for 2009. Negative values are the result of the reversal of compensation expense recognized in previous years due to a market decline in awards classified as liability awards. A discussion of assumptions relevant to calculating these values may be found in Note 15 “Stock-Based Compensation” to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. There can be no assurance that the amounts reflected in the table above will ever be realized. As of December 31, 2009, Mr. Gray owned 36,449 stock units; Mr. Hamp owned 17,417 stock units; Ms. Higgins owned 35,442 stock units; Mr. Krapek owned 36,449 stock units; Mr. Mandl owned 14,706 units; Mr. Schaffer owned 36,449 stock units; Mr. Taggart owned 23,456 stock units; Mr. Thornton owned 35,442 stock units; and Mr. Woodrow owned 35,442 stock units.

Prior to April 1, 2009, the non-employee directors received an annual retainer paid in cash of $80,000. Effective April 1, 2009, this annual retainer was reduced by $11,925 in response to economic and industry conditions, including the recognition of sacrifices made by the Company’s employees. Committee chairs and Audit Committee members receive an additional annual committee retainer of $10,000, except the Chair of the Audit Committee who receives $15,000. All retainers are paid in quarterly installments. In addition, the Company reimburses its directors for expenses, including travel and entertainment, they incur in connection with attending board and committee meetings.

Pursuant to the terms of the Non-Employee Director Stock Unit Plan, as amended and approved by the Company’s stockholders, on the day following the Company’s annual meeting, each of the non-employee directors receive a stock unit award valued at $70,000, which amount was reduced by $10,575 in response to economic and industry conditions. However, in connection with the Chapter 11 Proceedings, stock unit awards were suspended under the Non-Employee Director Stock Unit Plan, and, in lieu thereof, the non-employee directors received a cash payment of $59,425.

Non-employee directors may elect to defer up to 100% of their total retainer and any cash payments under the Deferred Compensation Plan for Non-Employee Directors, a nonqualified benefit plan, into a unit account. Prior to June 1, 2009, amounts deferred into the unit account were allocated based on the average of the high and low price of the Company’s common stock on the date of the deferral, and the value of this account is directly related to the performance of the Company’s common stock. Amounts deferred on or after June 1, 2009 are credited to an interest bearing account. All amounts deferred are distributed following termination of board service in a lump sum or in ten annual installments on the later of January 15th of the year following or six months after the date of termination of service.

To further link director and stockholder interests, the Company has established stock ownership guidelines for non-employee directors. Each non-employee director has a goal to own 15,000 shares of common stock within five years of their appointment as a director. Units held in the Non-Employee Director Stock Unit Plan or Deferred Compensation Plan for Non-Employee Directors are counted toward this goal.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following contains information regarding the stock ownership of the Company’s directors and executive officers and beneficial owners of more than five percent of the Company’s voting securities.

Ownership of the Company’s common stock is shown in terms of “beneficial ownership.” A person generally “beneficially owns” shares if he or she has either the right to vote those shares or dispose of them, and more than one person may be considered to beneficially own the same shares.

Unless otherwise noted, a person has sole voting and dispositive power for those shares shown as beneficially owned by him or her. The percentages shown below compare the person’s beneficially owned shares with the total number of shares of the Company’s common stock outstanding on February 22, 2010 (130,324,581 shares).

Directors and Executive Officers

The following table contains stockholding information for the Company’s directors and executive officers, as well as stock units credited to their accounts under various compensation and benefit plans as of February 22, 2010. No shares have been pledged as collateral for loans or other obligations by any director or executive officer listed below.

	Common Stock
	Beneficially Owned
		Percent of	Stock
Name	Number(2)	Outstanding	Units(3)

William H. Gray, III(1)	3,259	*	51,418
Steven K. Hamp	0	*	427,734
Patricia L. Higgins	0	*	41,459
Karl J. Krapek	0	*	586,120
Alex J. Mandl	25,000	*	14,705
Charles L. Schaffer	0	*	633,065
Donald J. Stebbins	677,643	*	786,066
Richard J. Taggart	0	*	23,455
James D. Thornton	1,000	*	41,459
Kenneth B. Woodrow	15,000	*	511,019
William G. Quigley III	134,926	*	240,797
Joy M. Greenway	73,172	*	74,167
All Directors and Executive Officers as a Group (17 Persons)	1,274,334	*	3,771,568

*	Less than 1%.

(1)	Mr. Gray resigned as a Director of the Company effective January 1, 2010.

(2)	Includes shares of common stock which the following executive officers had a right to acquire ownership of pursuant to options granted by the Company exercisable on or within 60 days after February 22, 2010: Mr. Stebbins (627,643 shares); Mr. Quigley (114,926 shares) and Ms. Greenway (62,655 shares).

(3)	For non-employee directors, the amounts shown include stock units credited under the Deferred Compensation Plan for Non-Employee Directors and the Non-Employee Director Stock Unit Plan, and are payable following termination of Board service in cash or shares of stock at the election of the Company.

Other Beneficial Owners

The Company believes that the following table is an accurate representation of beneficial owners of more than 5% of any class of the Company’s voting securities as of February 22, 2010. The table is based upon reports on Schedules 13G and 13D and Forms 4 filed with the Securities and Exchange Commission or other information believed to be reliable.

			Percent of
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Ownership	Class

Common Stock	Mr. Patrick Li	8,200,000 shares held with sole dispositive	6.2%
	3283 West 34th Avenue	power (no shares held with sole voting power)
	Vancouver, British Columbia, Canada

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2009 relating to its equity compensation plans pursuant to which grants of stock options, stock appreciation rights, stock rights, restricted stock, restricted stock units and other rights to acquire shares of its common stock may be made from time to time.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding	Plans (excluding
	Warrants	Options, Warrants	securities reflected in
Plan Category	and Rights (a)(1)	and Rights(b)	column(a)) (c)(2)

Equity compensation plans approved by security holders	13,591,042	$8.78	7,389,117
Equity compensation plans not approved by security holders	—	—	—

Total	13,591,042	$8.78	7,389,117

(1)	Excludes 934,467 unvested shares of restricted common stock issued pursuant to the Visteon Corporation 2004 Incentive Plan and the Visteon Corporation Employees Equity Incentive Plan. Also excludes stock appreciation rights and restricted stock units issued pursuant to the Visteon Corporation 2004 Incentive Plan and Employees Equity Incentive Plan that by their terms may only be settled in cash.

(2)	Excludes an indefinite number of deferred stock units that may be awarded under the Visteon Corporation Non-Employee Director Stock Unit Plan, which units may be settled in cash or shares of the Company’s common stock. Prior to 2009, such Plan provided for an annual, automatic grant of stock units worth $59,425 to each non-employee director of the Company. Such grants were suspended in 2009. There is no maximum number of securities that may be issued under this Plan, however, the Plan will terminate on May 12, 2014 unless earlier terminated by the Board of Directors. This Plan was approved by stockholders on May 10, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company’s Ethics and Integrity Policy instructs all its employees, including the Named Executive Officers, to avoid conflicts between personal interests and the interests of Visteon, as well as any action that has the potential for impacting the Company adversely or interfering with the employee’s objectivity. The policy also requires any employee having a financial interest in, or a consulting, managerial or employment relationship with, a competitor, customer, supplier or other entity doing business with Visteon to disclose the situation to their manager or to the legal or human resources departments of the Company. The Company’s compliance group implements the Ethics and Integrity Policy and related policies and annually requires all management employees, including the Named Executive Officers, to complete a questionnaire disclosing potential conflicts of interest transactions. In addition, the Audit Committee is responsible for overseeing our ethics and compliance program, including compliance with the Ethics and Integrity Policy, and all members of the Board are responsible for complying with such policy. The Corporate Governance and Nominating Committee reviews the professional occupations and associations of board nominees, and annually reviews transactions between Visteon and other companies with which our Board members and executive officers are affiliated to the extent reported in response to our directors and officers questionnaire. The Ethics and Integrity Policy is in writing.

Mr. Hamp is the brother-in-law of William Clay Ford, Jr., the Executive Chairman of Ford Motor Company. Ford is currently the Company’s largest customer and Ford and the Company have engaged, and are expected to engage, in a number of commercial and other transactions having values in excess of $120,000 in the ordinary course of their businesses. The Corporate Governance and Nominating Committee reviewed this relationship in connection with Mr. Hamp’s election to the Board.

Director Independence

The Corporate Governance Guidelines adopted by the Board of Directors provide that a majority of the members of the Board, and each member of the Audit, Organization and Compensation, and Corporate Governance and Nominating committees, must meet the independence criteria of applicable law and stock exchange listing standards. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with the Company. To assist it in determining director independence, the Board of Directors has adopted the Visteon Director Independence Guidelines. The Visteon Director Independence Guidelines contain categorical standards of independence which conform to, or are more exacting than applicable law and stock exchange listing standards. In addition to applying its guidelines, the Board will consider all relevant facts and circumstances that it is aware of in making an independence determination.

The Board undertook its annual review of director independence in February 2010, and, based on the Visteon Director Independence Guidelines, the Board has affirmatively determined that all but one of the non-employee directors, namely Ms. Higgins and Messrs. Krapek, Mandl, Schaffer, Taggart, Thornton and Woodrow, are independent. None of these non-employee directors had any relationship with the Company (other than as a director or stockholder). Mr. Stebbins is not independent due to his employment as a senior executive of the Company, and Mr. Hamp is also not independent because his brother-in-law is an executive officer of a significant customer of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Audit Committee selects, subject to shareholder ratification, our independent registered public accounting firm for each fiscal year. During the year ended December 31, 2009, PricewaterhouseCoopers LLP was employed principally to perform the annual audit of the company’s consolidated financial statements and internal control over financial reporting and to provide other services. Fees paid to PricewaterhouseCoopers LLP for each of the past two years are listed in the following table:

	Audit	Audit		All Other
Year Ended December 31	Services Fees	Related Fees	Tax Fees	Fees

2009	$7,802,000	$46,000	$500,000	$—
2008	$10,227,000	$417,000	$600,000	$—

Audit services fees include fees for services performed to comply with Sarbanes-Oxley Section 404 and Generally Accepted Auditing Standards (“GAAS”) as adopted by the Public Company Accounting Oversight Board and approved by the SEC, including the recurring audit of the company’s consolidated financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal auditor reasonably can provide to a client, such as procedures related to the audit of income tax provisions and related reserves, and consents, assistance, and review of documents filed with the SEC.

Audit-related fees include fees associated with assurance and related services that are reasonably related to the performance of the audit or review of the company’s financial statements. This category includes fees related to assistance in financial due diligence related to mergers and acquisitions, consultations regarding Generally Accepted Accounting Principles (“GAAP”), reviews and evaluations of the impact of new regulatory pronouncements, and audit services performed related to benefit/pension plans.

Tax fees primarily include fees associated with tax compliance.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted procedures for its annual review and pre-approval of all audit and permitted non-audit services provided by the independent registered public accounting firm. These procedures include reviewing and approving a budget for audit and permitted non-audit services by category. The Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee also considers whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the company’s business, people, culture, accounting systems, risk profile, and whether the services enhance the company’s ability to manage or control risks and improve audit quality. The Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by its independent registered public accounting firm that are not encompassed by the Audit Committee’s annual pre-approval and not prohibited by law. The Audit Committee has delegated to the Chairman of the Audit Committee the approval authority, on a case-by-case basis, for services outside of or in excess of the Audit Committee’s aggregate pre-approved levels and not prohibited by law. In order to monitor services rendered and actual fees paid and commitments to be paid to the independent registered public accounting firm, the Chairman, or designee, shall report any such decisions to the Audit Committee at its next regular meeting.

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

3.  Exhibits

(b) The exhibits listed on the “Exhibit Index” on pages 157 — 163 are filed with this Annual Report on Form 10-K or incorporated by reference as set forth therein.

VISTEON CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	(Benefits)/			Balance
	Beginning	Charges to			at End
	of Year	Income	Deductions(a)	Other(b)	of Year
	(Dollars in Millions)

Year Ended December 31, 2009:
Allowance for doubtful accounts	$37	$5	$(19)	$—	$23
Valuation allowance for deferred taxes	2,079	521	—	(362)	2,238
Year Ended December 31, 2008:
Allowance for doubtful accounts	$18	$1	$—	$18	$37
Valuation allowance for deferred taxes	2,102	316	—	(339)	2,079
Year Ended December 31, 2007:
Allowance for doubtful accounts	$44	$(19)	$(7)	$—	$18
Valuation allowance for deferred taxes	2,103	160	—	(161)	2,102

(a)	Deductions represent uncollectible accounts charged off.

(b)	Valuation allowance for deferred taxes

Represents adjustments recorded through other comprehensive income, exchange and includes other adjustments such as adjustments related to the Company’s U.S. residual tax liability on assumed repatriation of foreign earnings, various tax return true-up adjustments and adjustments related to deferred tax attributes adjusted for uncertain tax positions carrying a full valuation allowance, all of which impact deferred taxes and the related valuation allowances. In 2009, other also includes the transfer of the remaining U.K. tax attributes carrying a full valuation allowance to the Administrators as a result of the UK Administration and related deconsolidation in the first quarter of 2009. In 2008, other also includes the transfer of certain U.K. tax attributes carrying a full valuation allowance to Linamar Corporation in connection with the Swansea Divestiture in the third quarter of 2008.

Allowance for doubtful accounts

Other represents an increase of allowance amounts upon amendment of the European Securitization in October 2008 whereby the transferor was consolidated in accordance with the requirements of accounting guidance.

EXHIBIT INDEX

Exhibit
Number		Exhibit Name

3.1		Amended and Restated Certificate of Incorporation of Visteon Corporation (“Visteon”) is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Visteon dated May 22, 2007.
3.2		Amended and Restated By-laws of Visteon as in effect on the date hereof is incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of Visteon dated May 22, 2007.
4.1		Amended and Restated Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.
4.2		Supplemental Indenture dated as of March 10, 2004 between Visteon and J.P. Morgan Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.
4.3		Form of Common Stock Certificate of Visteon is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 of Visteon dated May 19, 2000.
4.4		Warrant to purchase 25 million shares of common stock of Visteon, dated as of May 17, 2007, is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated May 18, 2007.
4.5		Form of Stockholder Agreement, dated as of October 1, 2005, between Visteon and Ford Motor Company (“Ford”) is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
4.6		Letter Agreement, dated as of May 17, 2007, among Visteon, LB I Group, Inc. and Ford Motor Company is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon dated May 18, 2007.
4.7		Term sheet dated July 31, 2000 establishing the terms of Visteon’s 8.25% Notes due August 1, 2010 and 7.00% Notes due March 10, 2014 is incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.
4.8		Second Supplemental Indenture, dated as of June 18, 2008, between Visteon, the guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee, (including a form of Note) is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon dated June 24, 2008.
10.1		Master Transfer Agreement dated as of March 30, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.2		Master Separation Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of Visteon dated June 6, 2000 (File No. 333-38388).
10.3		Amended and Restated Employee Transition Agreement dated as of April 1, 2000, as amended and restated as of December 19, 2003, between Visteon and Ford, is incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.
10	.3.1	Amendment Number Two, effective as of October 1, 2005, to Amended and Restated Employee Transition Agreement, dated as of April 1, 2000 and restated as of December 19, 2003, between Visteon and Ford is incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.4		Tax Sharing Agreement dated as of June 1, 2000 between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Visteon dated June 2, 2000 (File No. 333-38388).
10.5		Visteon Corporation 2004 Incentive Plan, as amended through March 12, 2009, is incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.*

Exhibit
Number		Exhibit Name

10	.5.1	Form of Terms and Conditions of Nonqualified Stock Options is incorporated herein by reference to Exhibit 10.5.2 to the Quarterly Report on Form 10-Q of Visteon dated November 8, 2007.*
10	.5.2	Form of Terms and Conditions of Restricted Stock Grants is incorporated herein by reference to Exhibit 10.5.2 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10	.5.3	Form of Terms and Conditions of Restricted Stock Units is incorporated herein by reference to Exhibit 10.5.3 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10	.5.4	Form of Terms and Conditions of Stock Appreciation Rights is incorporated herein by reference to Exhibit 10.5.4 to the Quarterly Report on Form 10-Q of Visteon dated May 9, 2007.*
10	.5.5	Form of Terms and Conditions of Stock Appreciation Rights (stock or cash settled) is incorporated herein by reference to Exhibit 10.5.6 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.*
10	.5.6	Form of Terms and Conditions of Restricted Stock Units (stock or cash settled) is incorporated herein by reference to Exhibit 10.5.7 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.*
10.6		Form of Amended and Restated Three Year Executive Officer Change in Control Agreement is incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Visteon dated October 30, 2008.*
10	.6.1	Schedule identifying substantially identical agreements to Revised Change in Control Agreement constituting Exhibit 10.6 and Amendment to Revised Change of Control Agreement constituting Exhibit 10.6.1 hereto entered into by Visteon with Messrs. Stebbins and Quigley and Ms. Stephenson, is incorporated herein by reference to Exhibit 10.6.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2007.*
10.7		Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, as amended effective June 12, 2008, is incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008.*
10	.7.1	Amendments to the Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, dated as of March 27, 2009, is incorporated herein by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.*
10	.7.2	Amendments to the Visteon Corporation Deferred Compensation Plan for Non-Employee Directors, dated as of June 10, 2009, is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Visteon dated August 6, 2009.*
10.8		Visteon Corporation Restricted Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.*
10	.8.1	Amendments to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of January 1, 2005 is incorporated herein by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10	.8.2	Amendment to the Visteon Corporation Restricted Stock Plan for Non-Employee Directors, effective as of May 10, 2006, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated May 12, 2006.*
10.9		Visteon Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2009, is incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.*
10.10		Employment Agreement dated as of December 7, 2004 between Visteon and William G. Quigley III is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2005.*
10.11		Visteon Corporation Pension Parity Plan, as amended and restated effective January 1, 2009, is incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.*

Exhibit
Number		Exhibit Name

10.12		Visteon Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009, is incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.*
10.13		Visteon Corporation Executive Separation Allowance Plan, as amended and restated effective January 1, 2009, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.*
10.14		Trust Agreement dated as of February 7, 2003 between Visteon and The Northern Trust Company establishing a grantor trust for purposes of paying amounts to certain directors and executive officers under the plans constituting Exhibits 10.6, 10.6.1, 10.7, 10.7.1, 10.7.2, 10.9, 10.11, 10.12 and 10.13 hereto is incorporated herein by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.*
10.15		Senior Secured Super Priority Priming Debtor in Possession Credit and Guaranty Agreement, dated as of November 18, 2009, among Visteon, certain subsidiaries of Visteon, the several lenders from time to time party thereto, and Wilmington Trust FSB, as administrative agent, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated November 24, 2009.
10.16		Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of Visteon dated November 7, 2006.
10	.16.1	First Amendment to Credit Agreement and Consent, dated as of November 27, 2006, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated December 1, 2006.
10	.16.2	Second Amendment to Credit Agreement and Consent, dated as of April 10, 2007, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated April 16, 2007.
10	.16.3	Third Amendment to Credit Agreement, dated as of March 12, 2008, to the Credit Agreement, dated as of August 14, 2006, among Visteon, certain subsidiaries of Visteon, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, NA, Sumitomo Mitsui Banking Corporation, New York, and Wachovia Capital Finance Corporation (Central), as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.16.3 to the Quarterly Report on Form 10-Q of Visteon dated April 30, 2008.
10	.16.4	Fourth Amendment and Limited Waiver to Credit Agreement and Amendment to Security Agreement, dated as of March 31, 2009, among Visteon, certain of its subsidiaries, certain lenders party thereto, and JPMorgan Chase Bank, N.A. is incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008
10	.16.5	Fifth Amendment to Credit Agreement, dated as of May 13, 2009, among Visteon, certain of its subsidiaries, certain lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 15, 2009.

Exhibit
Number		Exhibit Name

10	.16.6	Sixth Amendment to Credit Agreement, dated as of May 13, 2009, among Visteon, certain of its subsidiaries Ford Motor Company, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated May 15, 2009.
10	.16.7	Seventh Amendment to Credit Agreement, dated as of May 21, 2009, among Visteon, certain of its subsidiaries, Ford Motor Company, as sole lender and swingline lender, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 27, 2009.
10	.16.8	Eighth Amendment to Credit Agreement, dated as of July 15, 2009, among Visteon, certain of its subsidiaries, Ford Motor Company, as sole lender and swingline lender, and The Bank of New York Mellon, as administrative agent, is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Visteon dated October 29, 2009.
10.17		Amended and Restated Credit Agreement, dated as of April 10, 2007, among Visteon, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse Securities (USA) LLC and Sumitomo Mitsui Banking Corporation, as co-documentation agents, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated April 16, 2007.
10	.17.1	Limited Waiver, dated as of March 31, 2009, among Visteon, JPMorgan Chase Bank, N.A., and certain lenders party thereto is incorporated herein by reference to Exhibit 10.47 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.
10	.17.2	Letter agreement, dated as of March 31, 2009, among Visteon and certain members of an ad hoc steering committee of lenders is incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.
10.18		Hourly Employee Conversion Agreement dated as of December 22, 2003 between Visteon and Ford, is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.
10.19		Letter Agreement, effective as of May 23, 2005, between Visteon and Mr. Donald J. Stebbins is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated May 23, 2005.*
10.20		Visteon Corporation Non-Employee Director Stock Unit Plan, as amended effective June 12, 2008, is incorporated herein by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008.*
10	.20.1	Amendments to the Visteon Corporation Non-Employee Director Stock Unit Plan, dated as of March 27, 2009, is incorporated herein by reference to Exhibit 10.20.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.*
10	.20.2	Amendments to the Visteon Corporation Non-Employee Director Stock Unit Plan, dated as of June 10 2009, is incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Visteon dated August 6, 2009.*
10.21		Change in Control Agreement, as amended and restated as of October 3, 2008, between Joy M. Greenway and Visteon.*
10.22		Reserved.
10.23		Form of Executive Retiree Health Care Agreement.*
10	.23.1	Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.23 hereto entered into by Visteon with Mr. Stebbins and Ms. D. Stephenson.*
10.24		Contribution Agreement, dated as of September 12, 2005, between Visteon and VHF Holdings, Inc. is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated September 16, 2005.

Exhibit
Number		Exhibit Name

10.25		Visteon “A” Transaction Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.26		Visteon “B” Purchase Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.27		Escrow Agreement, dated as of October 1, 2005, among Visteon, Ford and Deutsche Bank Trust Company Americas, as escrow agent, is incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10	.27.1	Amendment, dated as of August 14, 2008, to the Escrow Agreement, dated as of October 1, 2005, among Ford, Visteon and Deutsche Bank Trust Company Americas is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated August 20, 2008.
10.28		Amended and Restated Reimbursement Agreement, dated as of August 14, 2008, between Visteon and Ford is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated August 20, 2008.
10.29		Master Services Agreement, dated as of September 30, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10	.29.1	Third Amendment, dated as of August 14, 2008, to the Master Services Agreement, dated as of September 30, 2005, as amended, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated August 20, 2008.
10.30		Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10	.30.1	Amendment No. 1, dated as of November 16, 2006, to Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.30.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.
10	.30.2	Letter Agreement, dated as of February 20, 2008, to Visteon Hourly Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.30.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.
10.31		Visteon Hourly Employee Conversion Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.32		Visteon Salaried Employee Lease Agreement, effective as of October 1, 2005, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10	.32.1	Amendment to Salaried Employee Lease Agreement and Payment Acceleration Agreement, dated as of March 30, 2006, among Visteon, Ford Motor Company and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.46.1 to the Quarterly Report on Form 10-Q of Visteon dated May 10, 2006.
10	.32.2	Amendment, dated as of August 14, 2008, to the Visteon Salaried Employee Lease Agreement, dated as of October 1, 2005, as amended, between Visteon and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated August 20, 2008.
10.33		Visteon Salaried Employee Lease Agreement (Rawsonville/Sterling), dated as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Visteon dated October 6, 2005.

Exhibit
Number		Exhibit Name

10.34		Visteon Salaried Employee Transition Agreement, dated effective as of October 1, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10	.34.1	Amendment Number One to Visteon Salaried Employee Transition Agreement, effective as of March 1, 2006, between Visteon and Ford is incorporated herein by reference to Exhibit 10.36.1 to the Quarterly Report on Form 10-Q of Visteon dated August 8, 2006.
10	.34.2	Amendment Number Two to Visteon Salaried Employee Transition Agreement, effective as of January 1, 2008, between Visteon and Ford is incorporated herein by reference to Exhibit 10.34.2 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2008.
10.35		Purchase and Supply Agreement, dated as of September 30, 2005, between Visteon (as seller) and Automotive Components Holdings, LLC (as buyer) is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.36		Purchase and Supply Agreement, dated as of September 30, 2005, between Automotive Components Holdings, LLC (as seller) and Visteon (as buyer) is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.37		Purchase and Supply Agreement, dated as of October 1, 2005, between Visteon (as seller) and Ford (as buyer) is incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Visteon dated October 6, 2005.†
10.38		Intellectual Property Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10	.38.1	Amendment to Intellectual Property Contribution Agreement, dated as of December 11, 2006, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, Inc. and Automotive Components Holdings, LLC, is incorporated herein by reference to Exhibit 10.40.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2006.
10	.38.2	Fourth Amendment, dated as of August 14, 2008, to the Intellectual Property Contribution Agreement, dated as of October 1, 2005, as amended, among Visteon, Visteon Global Technologies, Inc., Automotive Components Holdings, LLC and Automotive Components Holdings, Inc. is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Visteon dated August 20, 2008
10.39		Software License and Contribution Agreement, dated as of September 30, 2005, among Visteon, Visteon Global Technologies, Inc. and Automotive Components Holdings, Inc. is incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.40		Intellectual Property License Agreement, dated as of October 1, 2005, among Visteon, Visteon Global Technologies, Inc. and Ford is incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K of Visteon dated October 6, 2005.
10.41		Master Agreement, dated as of September 12, 2005, between Visteon and Ford is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon dated September 16, 2005.
10.42		Commitment letter, dated as of May 28, 2009, between Visteon Corporation and Ford Motor Company is incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Visteon dated August 6, 2009.
14.1		Visteon Corporation — Ethics and Integrity Policy (code of business conduct and ethics) is incorporated herein by reference to Exhibit 14.1 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008.
21.1		Subsidiaries of Visteon.
23.1		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
24.1		Powers of Attorney relating to execution of this Annual Report on Form 10-K.

Exhibit
Number	Exhibit Name

31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated February 26, 2010.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated February 26, 2010.
32.1	Section 1350 Certification of Chief Executive Officer dated February 26, 2010.
32.2	Section 1350 Certification of Chief Financial Officer dated February 26, 2010.

†	Portions of these exhibits have been redacted pursuant to confidential treatment requests filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

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
Donald J. Stebbins
Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 26, 2010, by the following persons on behalf of Visteon Corporation and in the capacities indicated.

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