Form 10-Q
period 2010-03-31
VISTEON CORP
filed 2010-04-30
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010, or

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

As of April 26, 2010, the Registrant had outstanding 130,320,880 shares of common stock, par value $1.00 per share.

Exhibit index located on page number 49.

VISTEON CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

INDEX

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2010	2009
	(Dollars in Millions, Except Per Share Data)

Net sales
Products	$1,846	$1,295
Services	58	57

	1,904	1,352
Cost of sales
Products	1,429	1,251
Services	57	56

	1,486	1,307

Gross margin	418	45
Selling, general and administrative expenses	113	108
Reorganization items, net	30	—
Restructuring expenses	8	27
Reimbursements from Escrow Account	—	62
Deconsolidation gain	—	95
Asset impairments and loss on divestitures	21	—

Operating income	246	67
Interest expense	6	55
Interest income	3	4
Equity in net income of non-consolidated affiliates	30	7

Income before income taxes	273	23
Provision for income taxes	25	14

Net income	248	9
Net income attributable to noncontrolling interests	15	7

Net income attributable to Visteon	$233	$2

Per Share Data
Net earnings per share attributable to Visteon	$1.79	$0.02

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31	December 31
	2010	2009
	(Dollars in Millions)

ASSETS
Cash and equivalents	$964	$962
Restricted cash	135	133
Accounts receivable, net	1,072	1,055
Inventories, net	353	319
Other current assets	318	236

Total current assets	2,842	2,705
Property and equipment, net	1,849	1,936
Equity in net assets of non-consolidated affiliates	320	294
Other non-current assets	87	84

Total assets	$5,098	$5,019

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$216	$225
Accounts payable	1,037	977
Accrued employee liabilities	163	161
Other current liabilities	315	302

Total current liabilities	1,731	1,665
Long-term debt	10	6
Employee benefits	519	568
Deferred income taxes	171	159
Other non-current liabilities	247	257
Liabilities subject to compromise	2,828	2,819
Shareholders’ deficit:
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized and 130 million shares outstanding)	131	131
Stock warrants	127	127
Additional paid-in capital	3,408	3,408
Accumulated deficit	(4,343)	(4,576)
Accumulated other comprehensive (loss) income	(51)	142
Other	(4)	(4)

Total Visteon shareholders’ deficit	(732)	(772)
Noncontrolling interests	324	317

Total shareholders’ deficit	(408)	(455)

Total liabilities and shareholders’ deficit	$5,098	$5,019

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2010	2009
	(Dollars in Millions)

Operating activities
Net income	$248	$9
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	73	78
OPEB and pension amortization and curtailment	(240)	(8)
Deconsolidation gain	—	(95)
Asset impairments and loss on divestitures	21	—
Equity in net income of non-consolidated affiliates, net of dividends remitted	(29)	(7)
Reorganization items	30	—
Other non-cash items	11	2
Changes in assets and liabilities:
Accounts receivable	(95)	15
Inventories	(38)	3
Accounts payable	49	(122)
Other assets and liabilities	10	(150)

Net cash provided from (used by) operating activities	40	(275)
Investing activities
Capital expenditures	(25)	(25)
Cash associated with deconsolidation	—	(11)
Other, including proceeds from asset sales and divestitures	1	2

Net cash used by investing activities	(24)	(34)
Financing activities
Short-term debt, net	—	(15)
Increase in restricted cash, net	(2)	(163)
Proceeds from issuance of debt, net of issuance costs	4	39
Principal payments on debt	(12)	(45)
Other, including book overdrafts	(1)	(56)

Net cash used by financing activities	(11)	(240)
Effect of exchange rate changes on cash	(3)	(27)

Net increase (decrease) in cash and equivalents	2	(576)
Cash and equivalents at beginning of year	962	1,180

Cash and equivalents at end of period	$964	$604

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Description of Business and Company Background

Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of climate, interiors and electronics systems, modules and components to global automotive original equipment manufacturers (“OEMs”). Headquartered in Van Buren Township, Michigan, Visteon has a workforce of approximately 28,500 employees and a network of manufacturing operations, technical centers, service centers and joint ventures in every major geographic region of the world.

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

Visteon UK Limited Administration

On March 31, 2009, in accordance with the provisions of the United Kingdom Insolvency Act of 1986 and pursuant to a resolution of the board of directors of Visteon UK Limited, a company organized under the laws of England and Wales (the “UK Debtor”) and an indirect, wholly-owned subsidiary of the Company, representatives from KPMG (the “Administrators”) were appointed as administrators in respect of the UK Debtor (the “UK Administration”). The UK Administration was initiated in response to continuing operating losses of the UK Debtor and mounting labor costs and their related demand on the Company’s cash flows, and does not include the Company or any of the Company’s other subsidiaries. The effect of the UK Debtor’s entry into administration was to place the management, affairs, business and property of the UK Debtor under the direct control of the Administrators. Since their appointment, the Administrators have wound down the business of the UK Debtor and closed its operations in Enfield, UK, Basildon, UK and Belfast, UK, and made the employees redundant. The Administrators continue to realize the UK Debtor’s assets, primarily comprised of receivables. No assurance can be provided that the Company will not be subject to future litigation and/or liabilities related to the UK Administration, including assertions by the UK Pensions Regulator.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
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

	Three Months Ended
	March 31
	2010	2009
	(Dollars in Millions)

Product sales	$491	$398
Services revenues	$52	$57

	March 31	December 31
	2010	2009
	(Dollars in Millions)

Accounts receivable, net	$255	$230
Liabilities subject to compromise	$243	$245

NOTE 2.	Basis of Presentation

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
(DEBTOR-IN-POSESSION)
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

Services revenues are recognized as services are rendered and associated costs of providing such services are recorded as incurred. Services revenues and related costs for the first quarter 2010 included $2 million of contractual reimbursement from Ford under the Amended Reimbursement Agreement for costs associated with the separation of Automotive Components Holdings, LLC (“ACH”) leased employees no longer required to provide such services.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Basis of Presentation — (Continued)

Restricted Cash:  Restricted cash represents cash designated for uses other than current operations and includes approximately $80 million under the terms of the ABL Credit Agreement, $37 million pursuant to a cash collateral order of the Court, $13 million related to the Letter of Credit Reimbursement and Security Agreement and $5 million for other corporate purposes.

NOTE 3.	New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance amending fair value disclosures for interim and annual reporting periods beginning after December 15, 2009. This guidance requires disclosures about transfers of financial instruments into and out of Level 1 and 2 designations and disclosures about purchases, sales, issuances and settlements of financial instruments with a Level 3 designation. The Company adopted this guidance with effect from January 1, 2010 without material impact on its consolidated financial statements.

In December 2009, the FASB amended the Accounting Standards Codification (“ASC”) to provide consolidation guidance that requires a more qualitative assessment of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance also requires an ongoing reconsideration of the primary beneficiary. This guidance was adopted by the Company on a prospective basis as of January 1, 2010 without material impact on its consolidated financial statements.

In December 2009, the FASB amended the ASC to provide guidance on the accounting for transfers and servicing of financial assets. This guidance is effective for fiscal years that begin after November 15, 2009 and was adopted by the Company on a prospective basis as of January 1, 2010 without material impact on its consolidated financial statements.

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

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
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

Section 365 of the Bankruptcy Code permits the Debtors to assume, assume and assign or reject certain pre-petition executory contracts subject to the approval of the Court and certain other conditions. Rejection constitutes a Court-authorized breach of the contract in question and, subject to certain exceptions, relieves the Debtors of their future obligations under such contract but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts are rejected may file claims against the rejecting debtor for damages. Generally, the assumption, or assumption and assignment, of an executory contract requires a debtor to cure all prior defaults under such executory contract and to provide adequate assurance of future performance. Additional liabilities subject to compromise and resolution in the Chapter 11 Proceedings have been asserted as a result of damage claims created by the Debtors’ rejection of executory contracts.

To successfully emerge from chapter 11, in addition to obtaining exit financing, the Court must confirm a plan of reorganization, which will depend upon the timing and outcome of numerous ongoing matters in the Chapter 11 Proceedings. A plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, but the ultimate settlement of those claims will be subject to the uncertain outcome of litigation, negotiations and Court decisions up to and for a period of time after a plan of reorganization is confirmed. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Proceedings on the Company’s business.

Plan of Reorganization

On December 17, 2009, the Debtors filed a joint plan of reorganization and related disclosure statement with the Court. On March 15, 2010, the Debtors filed a first amended joint plan of reorganization (the “First Amended Plan”) and related first amended disclosure statement (the “First Amended Disclosure Statement”) with the Court.

The First Amended Plan and First Amended Disclosure Statement as filed with the Court outline a proposal for the settlement of claims against the estate of the Debtors based on an estimate of the overall enterprise value. Under the First Amended Plan, the term lenders’ entire secured claim would be converted to equity. Under the First Amended Plan, the term lenders will receive 85 percent of the common stock in a reorganized Visteon, holders of the Company’s 12.25 percent senior notes would receive their pro rata share of approximately 6 percent of the common stock, holders of the Company’s other unsecured notes and non-trade claims would receive their pro rata share of approximately 9 percent of the common stock, and trade creditors would receive cash in an amount equal to their pro rata share of $23.9 million. The First Amended Plan does not provide for any recovery to holders of the Company’s existing equity securities. A hearing to consider the First Amended Disclosure Statement is currently scheduled for May 12, 2010. However, the Company continues to have ongoing discussions with an ad hoc group of its pre-petition bondholders regarding alternative plans of reorganization that would be predicated on a backstopped rights offering for the equity of the reorganized company. The Company also has been contacted by groups of shareholders, that are seeking the appointment of an official committee of pre-petition equity holders and have also filed objections to certain of the Debtors’ motions before the Court as well as the First Amended Plan.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
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

There can be no assurance that cash on hand and other available funds will be sufficient to meet the Company’s reorganization or ongoing cash needs or that the Company will be successful in extending the duration of the temporary cash collateral order with the Court or that the Company will remain in compliance with all necessary terms and conditions of the DIP Credit Agreement or that the lending commitments under the DIP Credit Agreement will not be terminated by the lenders. Additionally, the Company believes that its presently outstanding equity securities will have no value and will be canceled under any plan of reorganization. For this reason, the Company urges that caution be exercised with respect to existing and future investments in any currently outstanding security of the Company.

Customer Agreements

In connection with the Chapter 11 Proceedings, the Company has entered into various accommodation, support and other agreements with certain North American and European customers that provide for additional liquidity through cash surcharge payments, payments for research and engineering costs, accelerated payment terms, asset sales and other commercial arrangements.

Generally, in exchange for benefits under these agreements, the Company agreed to continue producing and delivering component parts to these customers during the term of the respective agreements. Additionally, under agreements with certain North America customers, the Company agreed to provide assistance in re-sourcing production to other suppliers; to build inventory banks, as necessary to support transition; to grant customers the option to purchase dedicated equipment and tooling owned by the Company; to grant a right of access to the Company’s facilities if the Company ceases production; to grant a security interest in certain operating assets that would be necessary for component part production; and, to provide limited release of certain commercial and other claims and causes of actions, subject to exceptions.

Revenue associated with payments from customers pursuant to these agreements is being recorded in relation to the delivery of associated products, assets and/or services in accordance with the terms of the underlying agreement, or over the estimated duration of the respective benefit to the customer, generally representing the average duration of remaining production on current vehicle platforms. The Company recorded $27 million of revenue associated with these settlement payments during the three months ended March 31, 2010, with $70 million deferred on the balance sheet at March 31, 2010.

Pursuant to support agreements with certain European customers, the Company anticipates receipt of additional non-refundable settlement payments of approximately $30 million on or before each of June 30, 2010 and June 30, 2011, subject to the terms and conditions of these agreements.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

Financial Statement Classification

Financial reporting applicable to companies in chapter 11 of the Bankruptcy Code generally does not change the manner in which financial statements are prepared. However, it does require, among other disclosures, that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization of the business have been reported separately as “Reorganization items” in the Company’s statement of operations. Reorganization items included in the consolidated financial statements are as follows:

Three Months Ended
March 31, 2010
(Dollars in Millions)

Reorganization Items:
Professional fees	$20
Other direct costs, net	10

$30

Cash Payments for Reorganization Items	$18

Pre-petition liabilities subject to compromise under a plan of reorganization have been reported separately from both pre-petition liabilities that are not subject to compromise and from liabilities arising subsequent to the petition date. Liabilities expected to be affected by a plan of reorganization are reported at amounts expected to be allowed, even if they may be settled for lesser amounts. Liabilities subject to compromise as of March 31, 2010 and December 31, 2009 are set forth below and represent the Company’s estimate of pre-petition claims to be resolved in connection with the Chapter 11 Proceedings. Such claims remain subject to future adjustments, which may result from (i) negotiations; (ii) actions of the Court; (iii) disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Liabilities subject to compromise include the following:

	March 31	December 31
	2010	2009
	(Dollars in Millions)

Debt	$2,490	$2,490
Employee liabilities	183	170
Accounts payable	98	115
Interest payable	31	31
Other accrued liabilities	26	13

	$2,828	$2,819

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

Substantially all of the Company’s pre-petition debt is in default, including $1.5 billion principal amount under the seven-year secured term loans due 2013; $862 million principal amount under various unsecured notes due 2010, 2014 and 2016; and $127 million of other secured and unsecured borrowings. Debt discounts of $8 million, deferred financing costs of $14 million and terminated interest rate swaps of $23 million are no longer being amortized and have been included as a valuation adjustment to the related pre-petition debt. Effective May 28, 2009, the Company ceased recording interest expense on outstanding pre-petition debt instruments classified as liabilities subject to compromise. Adequate protection amounts pursuant to the cash collateral order of the Court, and as related to the ABL Credit Agreement have been classified as “Interest expense” on the Company’s consolidated statement of operations. Interest expense on a contractual basis would have been $53 million for the three months ended March 31, 2010.

Pre-petition Claims

On August 26, 2009, pursuant to the Bankruptcy Code, the Debtors filed statements and schedules with the Court setting forth the assets and liabilities of the Debtors as of the Petition Date. In September 2009, the Debtors issued approximately 57,000 proof of claim forms to their current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Chapter 11 Proceedings. However, the Court will ultimately determine liability amounts, if any, that will be allowed for these claims. An October 15, 2009 bar date was set for the filing of proofs of claim against the Debtors. As of March 31, 2010 approximately 3,300 proofs of claim totaling approximately $7.9 billion in claims against the Debtors have been filed in connection with the Chapter 11 Proceedings as follows:

•	Approximately 60 claims, totaling about $6 billion, represent bond and secured debt claims (excluding the seven year term loans), for which the Company has recorded approximately $1 billion as of March 31, 2010, which is included in the Company’s consolidated balance sheet as “Liabilities subject to compromise.” The Company believes claim amounts in excess of those reflected in the financial statements at March 31, 2010 are duplicative and will ultimately be resolved through the plan of reorganization.

•	The Pension Benefit Guaranty Corporation (“PBGC”) has filed 16 claims totaling about $660 million in connection with the statutory liability for unfunded benefit and other obligations associated with the Debtor’s pension plans. The Company does not anticipate, nor does the First Amended Plan contemplate, that the Debtors’ plan of reorganization will provide for the termination of the Debtors’ pension plans. Accordingly, the Company believes that such claims will become moot.

•	Approximately 600 claims, totaling about $400 million related to employees and retirees of the Debtors assert potential loss of benefits under various pension plans of the Debtors. The Company does not anticipate, nor does the First Amended Plan contemplate, that the Debtors’ plan of reorganization will provide for the termination of the Debtors’ pension plans. Accordingly, the Company believes that claims alleging loss of benefits under the Debtors pension plans will become moot.

•	Approximately 140 claims, totaling about $10 million, are related to the Debtors other postretirement employee benefit (“OPEB”) plans which were terminated during 2010. Accordingly, the Company believes these claims will be expunged in connection with confirmation of the Debtors’ plan of reorganization.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

•	Approximately 530 claims, totaling about $240 million, which the Company believes should be disallowed by the Court primarily because these claims appear to be duplicative or unsubstantiated claims.

The Debtors have not completed their evaluation of the approximately 1,950 claims remaining, totaling about $600 million, alleging rights to payment for financing, trade accounts payable and other matters. The Company continues to investigate these unresolved proofs of claim, and intends to file objections to the claims that are inconsistent with its books and records. Additional claims may be filed after the October 15, 2009 bar date, which could be allowed by the Court. Accordingly, the ultimate number and allowed amount of such claims are not presently known and cannot be reasonably estimated at this time. The resolution of such claims could result in a material adjustment to the Company’s financial statements. Additionally, a confirmed plan of reorganization could also materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

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

CONDENSED COMBINED DEBTORS-IN-POSSESSION
STATEMENT OF OPERATIONS

Three Months Ended
March 31, 2010
(Dollars in Millions)

Net sales	$647
Cost of sales	338

Gross margin	309
Selling, general and administrative expenses	79
Restructuring expenses	7
Reorganization items	30
Asset impairments and loss on divestitures	2

Operating income	191
Interest expense, net	1
Equity in net income of non-consolidated affiliates	30

Income before income taxes and earnings of non-Debtor subsidiaries	220
Provision for income taxes	9

Income before earnings of non-Debtor subsidiaries	211
Earnings of non-Debtor subsidiaries	22

Net income	$233

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

CONDENSED COMBINED DEBTORS-IN-POSSESSION
BALANCE SHEET

	March 31,	December 31,
	2010	2009
	(Dollars in Millions)

ASSETS
Cash and equivalents	$365	$430
Restricted cash	131	128
Accounts receivable, net	251	236
Accounts receivable, non-Debtor subsidiaries	631	576
Inventories, net	60	65
Other current assets	88	90

Total current assets	1,526	1,525
Property and equipment, net	287	313
Equity in net assets of non-consolidated affiliates	304	277
Investments in non-Debtor subsidiaries	574	554
Notes receivable, non-Debtor subsidiaries	475	512
Other non-current assets	9	11

Total assets	$3,175	$3,192

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$75	$78
Accounts payable	105	128
Accounts payable, non-Debtor subsidiaries	203	195
Accrued employee liabilities	48	58
Other current liabilities	75	78

Total current liabilities	506	537
Long-term debt	—	1
Employee benefits	353	405
Deferred income taxes	71	63
Other non-current liabilities	61	54
Liabilities subject to compromise	2,828	2,819
Liabilities subject to compromise, non-Debtor subsidiaries	88	85
Shareholders’ deficit	(732)	(772)

Total liabilities and shareholders’ deficit	$3,175	$3,192

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

CONDENSED COMBINED DEBTORS-IN-POSSESSION
STATEMENT OF CASH FLOWS

Three Months Ended
March 31, 2010
(Dollars in Millions)

Net cash used by operating activities	$(61)
Investing activities
Capital expenditures	(4)
Other, including proceeds from assets sales and divestitures	4

Net cash used by investing activities	—
Financing activities
Increase in restricted cash, net	(3)
Other, including overdrafts	(1)

Net cash used by financing activities	(4)

Net decrease in cash and equivalents	(65)
Cash and equivalents at beginning of period	430

Cash and equivalents at end of period	$365

NOTE 5.	Restructuring and Exit Activities

The Company has undertaken various restructuring and exit activities to achieve its strategic and financial objectives. Restructuring activities include, but are not limited to, plant closures, divestitures, production relocation, administrative cost structure realignment and consolidation of available capacity and resources. The Company expects to finance restructuring programs from cash on hand, from cash generated from its ongoing operations, reimbursements pursuant to customer accommodation and support agreements, or through cash available under its existing debt agreements, subject to the terms of applicable covenants.

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three months ended March 31, 2010.

	Interiors	Climate	Electronics	Central	Total
	(Dollars in Millions)

December 31, 2009	$21	$—	$16	$2	$39
Expenses	1	—	3	4	8
Currency exchange	(1)	—	—	—	(1)
Utilization	(5)	—	(12)	(3)	(20)

March 31, 2010	$16	$—	$7	$3	$26

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Restructuring and Exit Activities — (Continued)

2010 Restructuring Actions

During the first quarter of 2010, the Company recorded approximately $4 million in employee severance and termination benefits related to cost reduction actions taken to continue to streamline corporate administrative and support functions in connection with the Company’s restructuring efforts, impacting approximately 70 employees in the United States. Additionally, the Company recorded approximately $2 million in employee severance and termination benefit costs and $2 million in equipment relocation costs related to previously announced restructuring actions.

Utilization of $20 million includes $16 million of payments for severance and other employee termination benefits, $2 million of special termination benefits reclassified to pension and other postretirement employee benefit liabilities and $2 million related to equipment relocation costs.

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

Asset Impairments and Loss on Divestitures

On March 8, 2010, the Company completed the sale of substantially all of the assets of Atlantic Automotive Components, L.L.C., (“Atlantic”), to JVIS Manufacturing LLC, an affiliate of Mayco International LLC. During 2009, Atlantic operated on a break-even basis on sales of approximately $35 million. The Company recorded losses of approximately $21 million in connection with the sale of Atlantic assets during the first quarter of 2010.

NOTE 6.	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of inventories is provided below:

	March 31	December 31
	2010	2009
	(Dollars in Millions)

Raw materials	$142	$125
Work-in-process	169	159
Finished products	80	78

	$391	$362
Valuation reserves	(38)	(43)

	$353	$319

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Other Assets

Other current assets are summarized as follows:

	March 31	December 31
	2010	2009
	(Dollars in Millions)

Recoverable taxes	$89	$86
Pledged accounts receivable	83	19
Deposits	55	55
Prepaid assets	36	30
Current deferred tax assets	33	32
Other	22	14

	$318	$236

Other non-current assets are summarized as follows:

	March 31	December 31
	2010	2009
	(Dollars in Millions)

Assets held for sale	$18	$16
Non-current deferred tax assets	18	17
Notes and other receivables	9	10
Other	42	41

	$87	$84

NOTE 8.	Property and Equipment

Property and equipment is stated at cost and is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of Property and equipment, net is provided below:

	March 31	December 31
	2010	2009
	(Dollars in Millions)

Land	$88	$82
Buildings and improvements	779	797
Machinery, equipment and other	2,716	2,764
Construction in progress	71	75

Total property and equipment	$3,654	$3,718
Accumulated depreciation	(1,873)	(1,860)

	$1,781	$1,858
Product tooling, net of amortization	68	78

Property and equipment, net	$1,849	$1,936

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Property and Equipment — (Continued)

Depreciation and amortization expenses are summarized as follows:

	Three Months Ended March 31
	2010	2009
	(Dollars in Millions)

Depreciation	$67	$72
Amortization	6	6

	$73	$78

NOTE 9.	Non-Consolidated Affiliates

The Company had $320 million and $294 million of equity in the net assets of non-consolidated affiliates at March 31, 2010 and December 31, 2009, respectively. The Company recorded equity in net income of non-consolidated affiliates of $30 million and $7 million for the three months ended March 31, 2010 and 2009, respectively. The following table presents summarized financial data for the Company’s non-consolidated affiliates. Yanfeng Visteon Automotive Trim Systems Co., Ltd (“Yanfeng”), of which the Company owns a 50% interest, is considered a significant non-consolidated affiliate. Summarized financial information reflecting 100% of the operating results of the Company’s equity investees are provided below for the three-month periods ended March 31.

	Net Sales		Gross Margin		Net Income
	2010	2009	2010	2009	2010	2009
	(Dollars in Millions)

Yanfeng	$526	$270	$88	$33	$49	$17
All other	220	122	35	6	8	(4)

	$746	$392	$123	$39	$57	$13

NOTE 10.	Other Liabilities

Other current liabilities are summarized as follows:

	March 31	December 31
	2010	2009
	(Dollars in Millions)

Non-income taxes payable	$62	$47
Product warranty and recall reserves	48	40
Deferred income	45	51
Restructuring reserves	26	39
Accrued reorganization items	25	22
Income taxes payable	22	27
Other accrued liabilities	87	76

	$315	$302

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Other Liabilities — (Continued)

Other non-current liabilities are summarized as follows:

	March 31	December 31
	2010	2009
	(Dollars in Millions)

Income tax reserves	$94	$101
Non-income tax payable	54	62
Deferred income	33	27
Product warranty and recall reserves	32	39
Other accrued liabilities	34	28

	$247	$257

Current and non-current deferred income of $38 million and $32 million, respectively, relate to various customer accommodation, support and other agreements completed during 2009. Revenue associated with these agreements is being recorded in relation to the delivery of associated products, assets and/or services in accordance with the terms of the underlying agreement, or over the estimated duration of the respective benefit to the customer, generally representing the duration of remaining production on current vehicle platforms. The Company expects to record approximately $27 million, $19 million, $17 million, $6 million and $1 million of these deferred amounts in 2010, 2011, 2012, 2013 and 2014, respectively.

NOTE 11.	Debt

Pre-Petition Debt

As discussed in Note 4 “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code,” due to the Chapter 11 Proceedings, substantially all of the Company’s pre-petition debt is in default and has been reclassified to “Liabilities subject to compromise” on the consolidated balance sheets at March 31, 2010 and December 31, 2009, including the following:

December 31, 2009
and March 31, 2010
(Dollars in Millions)

Pre-Petition Debt
Senior Credit Agreements:
Term loan due June 13, 2013	$1,000
Term loan due December 13, 2013	500
U.S. asset backed lending facility	89
Letters of credit	38
8.25% notes due August 1, 2010	206
7.00% notes due March 10, 2014	450
12.25% notes due December 31, 2016	206

Total	2,489
Deferred charges, debt issue fees and other, net	1

Total pre-petition debt classified as Liabilities subject to compromise	$2,490

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Debt — (Continued)

Current Capital Structure

As of March 31, 2010, the Company had $216 million and $10 million of debt outstanding classified as short-term debt and long-term debt, respectively. The Company’s short and long-term debt balances consist of the following:

	March 31	December 31
	2010	2009
	(Dollars in Millions)

Short-term debt
DIP credit facility	$75	$75
Current portion of long-term debt	65	65
Other — short-term	76	85

Total short-term debt	216	225
Long-term debt
Other	10	6

Total long-term debt	10	6

Total debt	$226	$231

Fair Value

The Company is unable to estimate the fair value of long-term debt of the Debtors that is subject to compromise at March 31, 2010 or December 31, 2009, due to the uncertainties associated with the Chapter 11 Proceedings. The fair value of the Company’s debt that is not subject to compromise has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. Fair value of such debt was $227 million and $230 million as of March 31, 2010 and December 31, 2009, respectively.

NOTE 12.	Employee Retirement Benefits

In connection with a December 2009 ruling of the Court, the Company eliminated certain other postretirement employee benefits including Company-paid medical, prescription drug, dental and life insurance coverage, effective April 1, 2010, for current and future U.S. retirees, their spouses, surviving spouses, domestic partners and dependents, with the exception of participants covered by the current collective bargaining agreement (“CBA”) at the North Penn facility. This change resulted in a reduction in OPEB liabilities and an increase in Other comprehensive income of approximately $273 million establishing a new prior service cost base during the fourth quarter of 2009.

On February 18, 2010, the Court issued an order confirming the Debtors’ authority to enter into an agreement with the International Union United Automobile, Aerospace and Agricultural Implement Workers of America and its local union 1695, in connection with the closing of the Debtors’ North Penn facility located in Lansdale, Pennsylvania (the “Closure Agreement”). Pursuant to terms of the Closure Agreement, the North Penn CBA expired in February 2010 and the Company communicated its intent to eliminate Company-paid medical, prescription drug, dental and life insurance benefits for participants associated with the North Penn CBA effective June 1, 2010. This change resulted in a reduction in OPEB liabilities and an increase in Other comprehensive income of approximately $50 million establishing a new prior service cost base.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Employee Retirement Benefits — (Continued)

These reductions, in addition to reductions for prior plan amendments and actuarial gains and losses, are being amortized as a net decrease to future postretirement employee benefit expense over the remaining period of expected benefit. This amortization resulted in a decrease to postretirement employee benefit expense and Other comprehensive income of approximately $237 million during the three months ended March 31, 2010. Approximately $75 million will be amortized as a decrease to future postretirement employee benefit expense and Other comprehensive income during the three months ended June 30, 2010.

Benefit Expenses

The components of the Company’s net periodic benefit costs for the three months ended March 31, 2010 and 2009 are as follows:

					Health Care
	Retirement Plans				and Life
			Non-U.S.		Insurance
	U.S. Plans		Plans		Benefits
	2010	2009	2010	2009	2010	2009
	(Dollars in Millions)

Service cost	$3	$4	$2	$3	$—	$—
Interest cost	19	18	6	13	1	5
Expected return on plan assets	(18)	(20)	(5)	(12)	—	—
Miscellaneous expenses	—	—	—	—	1	—
Amortization of:
Plan amendments	(1)	—	1	1	(286)	(6)
Actuarial losses and other	—	—	—	—	48	2
Special termination benefits	—	1	—	—	—	—
Curtailments	(1)	(1)	—	6	—	(9)
Settlements	—	—	—	—	(1)	—

Visteon sponsored plan net periodic benefit costs	2	2	4	11	(237)	(8)
Expense for certain salaried employees whose pensions are partially covered by Ford	—	1	—	—	(2)	(2)

Net periodic benefits costs, excluding restructuring	$2	$3	$4	$11	$(239)	$(10)
Special termination benefits	$2	$3	$—	$8	$—	$—

Total employee retirement benefit related restructuring costs	$2	$3	$—	$8	$—	$—

Retirement Benefit Related Restructuring Expenses

In addition to retirement benefit expenses, the Company recorded $2 million and $11 million for the three months ended March 31, 2010 and 2009, respectively for retirement benefit related restructuring charges. Such charges generally relate to special termination benefits and voluntary termination incentives, resulting from various restructuring actions as described in Note 5 “Restructuring and Exit Activities.” Retirement benefit related restructuring charges are initially classified as restructuring expenses and are subsequently reclassified to retirement benefit expenses.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Employee Retirement Benefits — (Continued)

Curtailments and Settlements

Curtailment and settlement gains and losses are classified in the Company’s consolidated statements of operations as “Cost of sales” or “Selling, general and administrative expenses.” The Company recorded curtailment gains of $10 million for the three months ended March 31, 2009 associated with the U.S. salaried pension and OPEB plans in connection with employee headcount reductions under previously announced restructuring actions. Additionally, the Company recorded pension curtailment losses of $6 million for the three months ended March 31, 2009 related to the reduction of future service in the UK pension plan in connection with employee headcount reductions in the UK.

Contributions

During the three-month period ended March 31, 2010, contributions to the Company’s U.S. OPEB plans were $7 million and contributions to non-U.S. retirement plans were $6 million. The Company anticipates additional contributions to its U.S. retirement plans and OPEB plans of $13 million and $10 million, respectively, during 2010. Of the $13 million for U.S. retirement plans, $12 million relates to liabilities subject to compromise and may not be paid in full. The Company also anticipates additional 2010 contributions to non-U.S. retirement plans of $12 million.

During January 2009, the Company reached an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) pursuant to U.S. federal pension law provisions that permit the PBGC to seek protection when a plant closing results in termination of employment for more than 20 percent of employees covered by a pension plan (the “PBGC Agreement”). In connection with past restructuring actions the Company closed its Connersville, Indiana and Bedford, Indiana facilities, which resulted in the separation of all active participants in the respective pension plan. Under the PBGC Agreement, the Company agreed to accelerate payment of a $10.5 million cash contribution, provide a $15 million letter of credit and provide for a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million. During September 2009, the Company did not make the required contribution to the plan, which triggered a letter of credit draw event under the PBGC Agreement and resulted in a draw by the PBGC for the full $15 million.

NOTE 13.	Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income before income taxes, excluding equity in net income of non-consolidated affiliates for the period. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company’s operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. The Company is also required to record the tax impact of certain other non-recurring tax items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will continue to cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Income Taxes — (Continued)

The Company’s provision for income tax of $25 million for the three-month period ended March 31, 2010 reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits, the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions, and other non-recurring tax items.

Unrecognized Tax Benefits

The Company and its subsidiaries have operations in every major geographic region of the world and are subject to income taxes in the U.S. and numerous foreign jurisdictions. Accordingly, the Company files tax returns and is subject to examination by taxing authorities throughout the world, including such significant jurisdictions as Korea, India, Portugal, Spain, Czech Republic, Hungary, Mexico, China, Brazil, Germany and the United States. With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2006 or state and local, or non-U.S. income tax examinations for years before 2002.

The Company’s gross unrecognized tax benefits at March 31, 2010 were $186 million and the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were approximately $72 million. The gross unrecognized tax benefits differ from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions will not impact the effective tax rate in current or future periods. The decrease in the total gross unrecognized tax benefit, including interest and penalties, during the quarter ending March 31, 2010 is primarily attributable to statute expirations in certain jurisdictions and favorable exchange impacts.

The Company’s continuing practice is to record interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2010, the Company had $22 million accrued for interest and penalties, of which $3 million was a current period benefit.

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

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Shareholders’ Deficit and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total shareholders’ deficit, including shareholders’ deficit attributable to Visteon and equity attributable to noncontrolling interests (“NCI”).

	Three Months Ended March 31
	2010			2009
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)

Shareholders’ (deficit) equity beginning balance	$(772)	$317	$(455)	$(887)	$264	$(623)
Net income	233	15	248	2	7	9
Other comprehensive (loss) income:
Foreign currency translation adjustment	(19)	5	(14)	(248)	(14)	(262)
Pension and other post-retirement benefits	(177)	—	(177)	146	—	146
Other	3	2	5	(8)	(5)	(13)

Total other comprehensive (loss) income	(193)	7	(186)	(110)	(19)	(129)
Dividends to noncontrolling interests	—	(15)	(15)	—	(7)	(7)

Shareholders’ (deficit) equity ending balance	$(732)	$324	$(408)	$(995)	$245	$(750)

Components of the Accumulated other comprehensive income (“AOCI”) category of Shareholders’ deficit are as follows:

	March 31	December 31
	2010	2009
	(Dollars in Millions)

Foreign currency translation adjustments	$70	$89
Pension and other postretirement benefit adjustments, net of tax	(124)	53
Realized and unrealized losses on derivatives	3	—

Total Visteon Corporation accumulated other comprehensive income	$(51)	$142

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Earnings Per Share

Basic earnings per share of common stock is calculated by dividing reported net income by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. In addition to restricted stock, the calculation of diluted earnings per share takes into account the effect of dilutive potential common stock, such as stock warrants and stock options.

	Three Months Ended
	March 31
	2010	2009
	(In millions, Except Per Share Data)

Numerator:
Net income attributable to Visteon common shareholders	$233	$2

Denominator:
Basic and diluted shares	130.3	130.5
Earnings per share:

Basic and diluted income per share	$1.79	$0.02

Stock options and stock warrants with exercise prices that exceed the average market price of the Company’s common stock have an anti-dilutive effect and therefore were excluded from the computation of diluted earnings per share. The number of stock options excluded from the computation of diluted earnings per share was 10 million for the three months ended March 31, 2010 and 12 million for the three-month period ended March 31, 2009. The number of stock warrants excluded from the computation of diluted earnings per share was 25 million for the three months ended March 31, 2010 and 2009.

NOTE 16.	Fair Value Measurements and Financial Instruments

Fair Value Hierarchy

Financial assets and liabilities are categorized, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs.

•	Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

•	Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

•	Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Fair Value Measurements and Financial Instruments — (Continued)

Financial Instruments

The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates. In part, the Company manages these risks through the use of derivative financial instruments. The Company’s use of derivative financial instruments is limited to hedging activities and such instruments are not used for speculative or trading purposes. The use of derivative financial instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards that are expected to fully satisfy their obligations under the contracts. Additionally, the Company’s ability to utilize derivatives to manage risks is dependent on credit and market conditions.

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

As of March 31, 2010 and December 31, 2009, the Company had forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $292 million and $289 million, respectively. Estimates of the fair values of these contracts are based on quoted market prices. The maximum length of time over which the Company hedges the variability in future cash flows for forecasted transactions is up to one year from the date of the forecasted transaction.

The Company’s foreign currency instruments are classified as Level 2, “Other Observable Inputs” in the fair value hierarchy and are measured at fair value on a recurring basis and represent an asset of $11 million at March 31, 2010. These financial instruments are valued under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated as hedging instruments are included in the Company’s consolidated balance sheets at March 31, 2010 and December 31, 2009 as follows:

	Assets			Liabilities
Risk Hedged	Classification	2010	2009	Classification	2010	2009
	(Dollars in Millions)

Foreign currency	Other current assets	$11	$2	Other current assets	$—	$2

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Fair Value Measurements and Financial Instruments — (Continued)

The impact of derivative financial instruments on the Company’s financial statements, as recorded in “Cost of sales,” for the three months ended March 31, 2010 and 2009 is as follows:

	Amount of Gain (Loss)
	Recorded		Reclassified from
	in AOCI		AOCI into Income		Recorded in Income
	2010	2009	2010	2009	2010	2009
	(Dollars in Millions)

Foreign currency risk
Cash flow hedges	$5	$(7)	$3	$(8)	$—	$—
Non-designated cash flow hedges	—	—	—	—	2	3

Total	$5	$(7)	$3	$(8)	$2	$3

Interest rate risk
Fair value hedges	$—	$—	$—	$—	$—	$2
Cash flow hedges	—	(3)	—	(2)	—	—

Total	$—	$(3)	$—	$(2)	$—	$2

Concentrations of Credit Risk

Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty, and through monitoring counterparty credit risks. The Company’s concentration of credit risk related to derivative contracts at March 31, 2010 was not significant.

With the exception of the customers below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at March 31, 2010 and December 31, 2009, respectively.

	March 31	December 31
	2010	2009

Ford and affiliates	24%	22%
Hyundai Motor Company	16%	17%
Hyundai Mobis Company	13%	14%
PSA Peugeot Citroën	7%	10%

Management periodically performs credit evaluations of its customers and generally does not require collateral.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Fair Value Measurements and Financial Instruments — (Continued)

NOTE 17.	Commitments and Contingencies

Guarantees

The Company has guaranteed approximately $30 million for lease payments related to its subsidiaries. In connection with the January 2009 PBGC Agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million.

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
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Commitments and Contingencies — (Continued)

In June of 2009, the UK Pensions Regulator advised the Administrators of the UK Debtor that it was investigating whether there were grounds for regulatory intervention under various provisions of the UK Pensions Act 2004 in relation to an alleged funding deficiency in respect of the UK Debtor pension plan. That investigation is ongoing and the Debtors have been cooperating with the UK Pensions Regulator. In October of 2009, the trustee of the UK Debtor pension plan filed proofs of claim against each of the Debtors asserting contingent and unliquidated claims pursuant to the UK Pensions Act 2004 and the UK Pensions Act 1995 for liabilities related to a funding deficiency of the UK Debtor pension plan of approximately $555 million as of March 31, 2009. The trustee of the Visteon Engineering Services Limited (“VES”) pension plan also submitted proofs of claim against each of the Debtors asserting contingent and unliquidated claims pursuant to the UK Pensions Act 2004 and the UK Pensions Act 1995 for liabilities related to an alleged funding deficiency of the VES pension plan of approximately $118 million as of March 31, 2009.

The Debtors dispute that any basis exists for the UK Pensions Regulator to seek contribution or financial support from any of the affiliated entities outside the UK with respect to their claims, and the Debtors believe that these claims will not ultimately be allowed. On April 9, 2010, the Debtors filed an objection to the UK Debtor Pension Trustees Limited’s proofs of claim filed against the Debtors, and a hearing on the objection is currently scheduled for May 12, 2010. If the UK Pensions Regulator were to issue a financial support direction or contribution notice against any of the Debtors with respect to the UK Debtor pension plan and/or the VES pension plan, the Debtors may be required to satisfy such claims. The claims asserted on account of the UK Debtor pension plan and VES pension plan are pre-petition general unsecured claims that, if allowed, would substantially dilute creditor recoveries under a confirmed plan of reorganization.

Several current and former employees of Visteon Deutschland GmbH (“Visteon Germany”) filed civil actions against Visteon Germany in various German courts beginning in August 2007 seeking damages for the alleged violation of German pension laws that prohibit the use of pension benefit formulas that differ for salaried and hourly employees without adequate justification. Several of these actions have been joined as pilot cases. In a written decision issued in April 2010, the Federal Labor Court issued a declaratory judgment in favor of the plaintiffs in the pilot cases. To date, more than 200 current and former employees have filed similar actions, and an additional 1,100 current and former employees are similarly situated. The Company has reserved approximately $20 million relating to these claims based on the Company’s best estimate as to the number and value of the claims that will be made in connection with the pension plan. However, the Company’s estimate is subject to many uncertainties which could result in Visteon Germany incurring amounts in excess of the reserved amount of up to approximately $10 million.

In December of 2009, the Court granted the Debtors’ motion in part authorizing them to terminate or amend certain post-employment benefits, including health care and life insurance. On December 29, 2009, the IUE-CWA, the Industrial Division of the Communications Workers of America, AFL-CIO, CLC, filed a notice of appeal of the Court’s order with the United States District Court for the District of Delaware. On March 30, 2010, the district court affirmed the Court’s order in all respects. On April 1, 2010, the IUE filed a notice of appeal, and subsequently a motion for expedited treatment of the appeal and for a stay pending appeal, with United States Court of Appeals for the Third Circuit. On April 13, 2010, the circuit court granted the motion to expedite and denied the motion for stay pending appeal. The Debtors are vigorously defending their decision to terminate certain post-employment benefits, including health care and life insurance, however, no assurance can be given that they will be successful.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Commitments and Contingencies — (Continued)

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The following table provides a reconciliation of changes in product warranty and recall liability for the three months ended March 31, 2010 and 2009:

	Product Warranty and Recall
	2010	2009
	(Dollars in Millions)

Beginning balance	$79	$100
Accruals for products shipped	8	5
Changes in estimates	(2)	(8)
Settlements	(5)	(10)

Ending balance	$80	$87

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

The Company is aware of contamination at some of its properties and relating to various third-party superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites and at March 31, 2010, had recorded an accrual of approximately $1 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Although the Company believes its accrual is adequate based on current information, the Company cannot provide assurance that the eventual environmental investigation, cleanup costs and related liabilities will not exceed the amount of its current accrual.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at March 31, 2010 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

Overview of Segments

•	Climate: The Climate product group manufactures climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Segment Information — (Continued)

•	Electronics: The Electronics product group manufactures audio systems, infotainment systems, driver information systems, powertrain and feature control modules, climate controls, electronic control modules and lighting.

•	Interiors: The Interiors product group manufactures instrument panels, cockpit modules, door trim and floor consoles.

•	Services: The Company’s Services operations provide various transition services in support of divestiture transactions, principally related to the ACH.

Segment Net Sales, Gross Margin and Operating Assets

	Net Sales		Gross Margin
	Three Months		Three Months
	Ended		Ended		Inventories, net		Property and Equipment, net
	March 31		March 31		March 31	December 31	March 31	December 31
	2010	2009	2010	2009	2010	2009	2010	2009
	(Dollars in Millions)

Climate	$770	$491	$226	$29	$185	$153	$753	$774
Electronics	579	406	141	9	107	104	509	525
Interiors	562	428	50	6	56	56	260	291
Central/elims	(65)	(30)	—	—	5	6	—	—

Total product	$1,846	$1,295	$417	$44	$353	$319	$1,522	$1,590
Services	58	57	1	1	—	—	—	—

Total segment	$1,904	$1,352	$418	$45	$353	$319	$1,522	$1,590
Reconciling Item Corporate	—	—	—	—	—	—	327	346

Total consolidated	$1,904	$1,352	$418	$45	$353	$319	$1,849	$1,936

Reconciling Item and Reclassification

Certain adjustments are necessary to reconcile segment information to the Company’s consolidated amounts. Corporate reconciling items are related to the Company’s technical centers, corporate headquarters and other administrative and support functions. Segment information for the quarterly period ended March 31, 2009 and as of December 31, 2009 has been recast to reflect the Company’s facility located in Sao Paulo, Brazil as part of the Interiors segment. Previously, this facility was reported as part of the Electronics segment. This operation has been reclassified consistent with the Company’s current management reporting structure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on February 26, 2010 and the financial statements and accompanying notes to the financial statements included elsewhere herein. The financial data presented herein are unaudited, but in the opinion of management reflect all adjustments, including normal recurring adjustments (except as otherwise disclosed), necessary for a fair presentation of such information.

Executive Summary

Visteon Corporation is a leading global supplier of climate, interiors and electronics systems, modules and components to global automotive original equipment manufacturers (“OEMs”) including BMW, Chrysler Group LLC, Daimler AG, Fiat, Ford, General Motors, Honda, Hyundai / Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. The Company has a broad network of manufacturing, technical engineering and joint venture operations in every major geographic region of the world, supported by approximately 28,500 employees dedicated to the design, development, manufacture and support of its product offering and its global customers. The Company conducts its business across four segments: Climate, Interiors, Electronics and Services.

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

On December 17, 2009, the Debtors filed a joint plan of reorganization and related disclosure statement with the Court. On March 15, 2010, the Debtors filed a first amended joint plan of reorganization (the “First Amended Plan”) and related first amended disclosure statement (the “First Amended Disclosure Statement”) with the Court. The First Amended Plan and First Amended Disclosure Statement as filed with the Court outline a proposal for the settlement of claims against the estate of the Debtors based on an estimate of the overall enterprise value. Under the First Amended Plan, the term lenders’ entire secured claim would be converted to equity. Under the First Amended Plan, the term lenders will receive 85 percent of the common stock in a reorganized Visteon, holders of the Company’s 12.25 percent senior notes would receive their pro rata share of approximately 6 percent of the common stock, holders of the Company’s other unsecured notes and non-trade claims would receive their pro rata share of approximately 9 percent of the common stock, and trade creditors would receive cash in an amount equal to their pro rata share of $23.9 million. The First Amended Plan does not provide for any recovery to holders of the Company’s existing equity securities. A hearing to consider the First Amended Disclosure Statement is currently scheduled for May 12, 2010. However, the Company continues to have ongoing discussions with an ad hoc group of its pre-petition bondholders regarding alternative plans of reorganization that would be predicated on a backstopped rights offering for the equity of the reorganized company. The Company also has been contacted by groups of shareholders, that are seeking the appointment of an official committee of pre-petition equity holders and have also filed objections to certain of the Debtors’ motions before the Court as well as the First Amended Plan.

For further information, please refer to Note 4, “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code,” to the Company’s consolidated financial statements included herein.

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

The effect of the UK Debtor’s entry into administration was to place the management, affairs, business and property of the UK Debtor under the direct control of the Administrators. Since their appointment, the Administrators have wound down the business of the UK Debtor and closed its operations in Enfield, UK, Basildon, UK and Belfast, UK, and made the employees redundant. The Administrators continue to realize the UK Debtor’s assets, primarily comprised of receivables. No assurance can be provided that the Company will not be subject to future litigation and/or liabilities related to the UK Administration, including assertions by the UK Pensions Regulator. For further information, please refer to Note 1, “Description of Business and Company Background,” to the Company’s consolidated financial statements included herein.

First Quarter 2010 Financial Overview

The Company’s consolidated net sales during the three months ended March 31, 2010 increased $552 million or 41% when compared to the same period of 2009. Significant production volume increases across all key customers globally resulted in a sales volume increase of $493 million, while favorable currency of $146 million, primarily related to the strengthening of the Korean Won, Euro, and Brazilian Real, further increased sales. These increases were partially offset by plant divestitures and closures of $79 million and net price reductions including the non-recurrence of a $27 million favorable customer settlement in 2009.

The Company’s gross margin was $418 million in the first quarter of 2010, compared with $45 million in the first quarter of 2009, representing an increase of $373 million. This increase reflects $161 million related to efficiencies associated with higher production levels, a $251 million benefit associated with the termination of Company-paid benefits under certain U.S. OPEB plans, and $27 million of net cost reductions including restructuring savings. These increases were partially offset by $32 million of currency, primarily related to the strengthening of the Korean Won, Mexican Peso, and Brazilian Real, $17 million related to employee benefit litigation and divestitures and closures of $6 million.

Net income for the first quarter was $248 million, compared to $9 million for the same period of 2009. Adjusted EBITDA for the first quarter was $161 million, compared with $22 million for the same period a year ago. Adjusted EBITDA is presented as a supplemental measure of the Company’s financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company’s continuing operating activities across reporting periods. The Company defines Adjusted EBITDA as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of asset impairments, non-operating gains and losses, net unreimbursed restructuring expenses and other reimbursable costs, and reorganization items. Because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA is not a recognized term under GAAP and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. In addition, the Company uses Adjusted EBITDA (i) as a factor in incentive compensation decisions, (ii) to evaluate the effectiveness of the Company’s business strategies, and (iii) because the Company’s credit agreements uses measures similar to Adjusted EBITDA to measure compliance with certain covenants.

A reconciliation of Adjusted EBITDA to net income is provided in the following table.

	Three Months Ended
	March 31
	2010	2009
	(Dollars in Millions)

Net income attributable to Visteon	$233	$2
Interest expense, net	3	51
Provision for income taxes	25	14
Depreciation and amortization	73	78
Asset impairments, loss on divestiture and deconsolidation gain	21	(95)
Restructuring and other related costs	8	34
Reimbursement from escrow account	—	(62)
Employee benefit litigation	17	—
OPEB termination and wind-down revenue	(249)	—
Reorganization items	30	—

Adjusted EBITDA	$161	$22

As of March 31, 2010 the Company had total cash of $1.1 billion, including restricted cash of $135 million, representing an increase in total cash from December 31, 2009 of approximately $4 million. Total cash of the Debtors was approximately $500 million as of March 31, 2010 of which approximately $131 million was restricted.

For the first quarter of 2010, Visteon generated $40 million in cash from operations, compared with an outflow of $275 million for the first quarter of 2009. The improvement was attributable to higher net income, lower trade working capital outflow and the chapter 11 automatic stay. Capital expenditures in the first quarter were $25 million, equal to the amount a year earlier. Free Cash Flow, as defined below, was positive $15 million in the first quarter, compared with a use of $300 million in the first quarter of 2009.

Free Cash Flow is presented as a supplemental measure of the Company’s liquidity that management believes is useful to investors in analyzing the Company’s ability to service and repay its debt. The Company defines Free Cash Flow as cash flow from operating activities less capital expenditures. Because not all companies use identical calculations, this presentation of Free Cash Flow may not be comparable to other similarly titled measures of other companies.

Free Cash Flow is not a recognized term under GAAP and does not purport to be a substitute for cash flows from operating activities as a measure of liquidity. Free Cash Flow has limitations as an analytical tool and does not reflect cash used to service debt and does not reflect funds available for investment or other discretionary uses. In addition, the Company uses free cash flow (i) as a factor in incentive compensation decisions and (ii) for planning and forecasting future periods.

A reconciliation of Free Cash Flow to cash provided from (used by) operating activities is provided in the following table.

	Three Months Ended
	March 31
	2010	2009
	(Dollars in Millions)

Cash provided from (used by) operating activities	$40	$(275)
Capital expenditures	(25)	(25)

Free Cash Flow	$15	$(300)

Results of Operations

Three Months Ended March 31, 2010 and 2009

	Sales			Gross Margin
	2010	2009	Change	2010	2009	Change
	(Dollars in Millions)

Climate	$770	$491	$279	$226	$29	$197
Electronics	579	406	173	141	9	132
Interiors	562	428	134	50	6	44
Eliminations	(65)	(30)	(35)	—	—	—

Total product	$1,846	$1,295	$551	$417	$44	$373
Services	58	57	1	1	1	—

Total	$1,904	$1,352	$552	$418	$45	$373

Net Sales

Net sales for Climate were $770 million in the first quarter of 2010, compared with $491 million for the first quarter of 2009, representing an increase of $279 million or 57%. Higher production volumes in all regions improved sales by $238 million and favorable currency, primarily related to the Korean Won and the Euro, increased sales $63 million. Plant closures, including the Company’s Basildon, UK, Belfast, UK, and Springfield, Ohio facilities reduced sales $16 million and net customer price reductions further reduced sales.

Net sales for Electronics were $579 million in the first quarter of 2010, compared with $406 million for the first quarter of 2009, representing an increase of $173 million or 43%. Higher global production volumes increased sales by $164 million, including $96 million in the Europe region, and favorable currency increased sales $21 million, primarily related to the Euro. The closure of the Company’s Lansdale, Pennsylvania (North Penn) facility in 2010 reduced sales by $11 million.

Net sales for Interiors were $562 million in the first quarter of 2010, compared with $428 million for the first quarter of 2009, representing an increase of $134 million or 31%. Higher production volumes in all regions increased sales by $142 million while favorable currency, primarily related to the Korean Won, Brazilian Real, and Euro, further increased sales $62 million. The divestiture and/or closure of the Company’s North American Interiors facilities supporting Nissan and Chrysler, combined with effect of the closure of the Company’s Enfield, UK facility, resulted in a $52 million decline in sales. The non-recurrence of a favorable customer settlement in 2009 also reduced sales by $27 million.

Services revenues primarily relate to information technology, engineering, administrative and other business support services provided by the Company to ACH, under the terms of various agreements with ACH. Such services are generally provided at an amount that approximates cost. Total services revenues were $58 million in the first quarter of 2010, compared with $57 million in 2009.

Gross Margin

Gross margin for Climate was $226 million in the first quarter of 2010, compared with $29 million in the first quarter of 2009, representing an increase of $197 million. Net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts, restructuring activities, and the benefits associated with the termination of Company-paid benefits under certain U.S. OPEB plans improved gross margin by $143 million. Higher global production volumes, net of the impact of plant closures, increased margin by $68 million. Currency reduced gross margin by $14 million, primarily related to the strengthening of the Korean Won.

Gross margin for Electronics was $141 million in the first quarter of 2010, compared with $9 million in the first quarter of 2009, representing an increase of $132 million. Net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts, restructuring activities, and the benefits associated with the termination of Company-paid benefits under certain U.S. OPEB plans improved gross margin by $95 million. Higher global production volumes, net of the impact of plant closures, increased gross margin by $50 million. Currency reduced gross margin by $13 million, primarily related to the strengthening of the Mexican Peso, Czech Koruna and Brazilian Real.

Gross margin for Interiors was $50 million in the first quarter of 2010, compared with $6 million in the first quarter of 2009, representing an increase of $44 million. Global production volume improvement, net of the impact of plant closures, increased gross margin by $37 million. Net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts, restructuring activities, and the benefits associated with the termination of Company-paid benefits under certain U.S. OPEB plans improved gross margin by $39 million. The non-recurrence of a favorable customer settlement in 2009 reduced margin by $27 million and currency, primarily related to the strengthening of the Korean Won, further reduced gross margin by $5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $113 million in the first quarter of 2010, compared with $108 million in the first quarter of 2009, an increase of $5 million. The increase includes $17 million related to higher compensation costs associated with an increase in the Company’s stock trading price, $14 million related to the recognition of actuarial losses associated with the termination of Company-paid benefits under certain U.S. OPEB plans and $6 million related to currency. These increases were partially offset by $19 million related to cost efficiencies resulting from the Company’s ongoing restructuring activities and $10 million related to the non-recurrence of 2009 professional fees.

Reorganization Items

Costs directly attributable to the Chapter 11 Proceedings were $30 million for the three months ended March 31, 2010, including $20 million related to professional service fees, $6 million related to settlement agreements authorized by the Court and $4 million of allowed amounts under executory contract rejection claims.

Restructuring Expenses

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the three months ended March 31, 2010. The Company’s restructuring expenses are primarily related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Central	Total
	(Dollars in Millions)

December 31, 2009	$21	$—	$16	$2	$39
Expenses	1	—	3	4	8
Currency exchange	(1)	—	—	—	(1)
Utilization	(5)	—	(12)	(3)	(20)

March 31, 2010	$16	$—	$7	$3	$26

During the first quarter of 2010, the Company recorded approximately $4 million in employee severance and termination benefits related to cost reduction actions taken to continue to streamline corporate administrative and support functions in connection with the Company’s restructuring efforts, impacting approximately 70 employees in the United States. Additionally, the Company recorded approximately $2 million in employee severance and termination benefit costs and $2 million in equipment relocation costs related to previously announced restructuring actions.

Utilization of $20 million includes $16 million of payments for severance and other employee termination benefits, $2 million of special termination benefits reclassified to pension and other postretirement employee benefit liabilities and $2 million related to equipment relocation costs.

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

Asset Impairments and Loss on Divestitures

On March 8, 2010, the Company completed the sale of substantially all of the assets of Atlantic Automotive Components, L.L.C., (“Atlantic”), to JVIS Manufacturing LLC, an affiliate of Mayco International LLC. During 2009, Atlantic operated on a break-even basis on sales of approximately $35 million. The Company recorded losses of approximately $21 million in connection with the sale of Atlantic assets during the first quarter of 2010.

Interest

Interest expense was $6 million for the quarterly period ended March 31, 2010 compared to $55 million for the same period of 2009. The decrease in interest expense is primarily related to the Company ceasing to record interest expense in connection with the Chapter 11 Proceedings and non-reoccurrence of debt waiver fees from first quarter 2009. Interest income was approximately $3 million for the three month period ended March 31, 2010, compared to $4 million for the same period of 2009, due to lower investment rates of return.

Income Taxes

The provision for income taxes of $25 million for the first quarter of 2010, represents an increase of $11 million when compared with $14 million in the same period of 2009. The increase in tax expense is primarily attributable to overall higher earnings in those countries where the Company is profitable, which includes the year-over-year impact of changes in the mix of earnings and differing tax rates between jurisdictions, offset by a net reduction in unrecognized tax benefits year-over-year.

Cash Flows

Operating Activities

Cash provided from operating activities during the first quarter of 2010 totaled $40 million, compared with a use of $275 million for the same period in 2009. The increase is primarily due to higher net income, as adjusted for non-cash items, lower trade working capital outflow, the impact of the automatic stay on interest, lower pension payments, higher non-cash tax expense, lower annual incentive compensation payments and lower restructuring cash payments, partially offset by bankruptcy professional fee payments and non-recurrence of a 2009 reduction in recoverable tax assets.

Investing Activities

Cash used by investing activities was $24 million during the first quarter of 2010, compared with $34 million for the same period in 2009. The decrease in cash usage primarily resulted from the non-recurrence of the $11 million of cash associated with the deconsolidation of the UK Debtor. Capital expenditures, excluding capital leases, were $25 million in the first quarter of 2010, equal to the same period in 2009.

Financing Activities

Cash used by financing activities totaled $11 million in the first quarter of 2010, compared with $240 million in the same period in 2009. Cash used by financing activities in the first quarter of 2010 primarily resulted from reductions in affiliate debt. Cash used by financing activities decreased by $229 million when compared to the first quarter of 2009, which included the requirement for $163 million to be classified as restricted cash to satisfy conditions of the Company’s debt waivers, a reduction in the European Securitization borrowing and a decrease in book overdrafts, partially offset by additional borrowing under the U.S. ABL Facility.

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

As of March 31, 2010 and December 31, 2009, the Company had total cash of $1.1 billion in each period, including restricted cash of $135 million and $133 million respectively. As of March 31, 2010 and December 31, 2009, the Debtors’ total cash was $496 million and $558 million, of which $131 million and $128 million was restricted, respectively.

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

Letter of Credit Reimbursement and Security Agreement

On November 16, 2009, the Company entered into a $40 million Letter of Credit (“LOC”) Reimbursement and Security Agreement (the “LOC Agreement”), with certain subsidiaries of the Company and US Bank National Association as a means of providing financial assurances to a variety of service providers that support daily operations. The agreement has an expiration date of September 30, 2010 and is under the condition that a collateral account is maintained (with US Bank) equal to 103% of the aggregated stated amount of the LOCs with reimbursement of any draws. As of March 31, 2010, the Company has $13 million of outstanding letters of credit issued under this facility and secured by restricted cash.

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

On June 19, 2009, the Court entered a first supplemental interim order authorizing the use of Ford’s cash collateral and granting adequate protection on substantially the same terms as those set forth in the interim cash collateral order previously entered. Thereafter, the Debtors sought, and the Court approved numerous supplemental interim orders extending the consensual use of Ford’s Cash Collateral, generally on a monthly basis and materially consistent with the terms of preceding interim cash collateral orders. As of March 31, 2010, such cash collateral amounted to approximately $307 million, which includes restricted cash for the ABL obligations of $80 million.

On May 29, 2009, Wilmington Trust FSB, as administrative agent for the Debtors’ term loan secured lenders, filed a motion with the Court seeking adequate protection of these lenders’ collateral including, but not limited to, intellectual property, equity in foreign subsidiaries and intercompany debt owed by foreign subsidiaries, as well as certain cash flows associated with such collateral (the “Motion for Adequate Protection”). Contemporaneously with entering the Third Supplemental Interim Cash Collateral Order, the Court entered a final order in connection with the Motion for Adequate Protection (the “Stipulation, Agreement, and Final Order”). The Stipulation, Agreement, and Final Order authorizes the Debtors to use the cash collateral and certain other pre-petition collateral (as defined in the Stipulation, Agreement, and Final Order) of the term loan secured lenders and grants adequate protection to these lenders for any diminution in the value of their interests in their collateral, whether from the use of the cash collateral or the use, sale, lease, depreciation or other diminution in value of their collateral, or as a result of the imposition of the automatic stay under section 362(a) of the Bankruptcy Code. Specifically, subject to certain conditions, adequate protection provided to the term loan secured lenders included, but was not limited to, replacement liens and adequate protection payments in the form of cash payments of the reasonable and documented fees, costs and expenses of the term loan secured lenders’ professionals (as defined in the Stipulation, Agreement, and Final Order) employed in connection with the Debtors’ chapter 11 cases. As of March 31, 2010, the term loan secured lenders’ cash collateral amounted to approximately $37 million, which was recorded as “Restricted cash” on the Company’s consolidated balance sheet.

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

Customer Accommodation Agreements

The Company entered into accommodation and other support agreements with certain North American and European customers that provide for additional liquidity through cash surcharge payments, payments for research and engineering costs, accelerated payment terms, asset sales and other commercial arrangements.

Debt and Capital Structure

Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. Substantially all of the Company’s pre-petition debt is in default, including $1.5 billion principal amount due under the seven-year secured term loans due 2013; $862 million principal amount under various unsecured notes due 2010, 2014 and 2016; and $127 million of other secured and unsecured borrowings. Debt discounts of $8 million, deferred financing costs of $14 million and losses on terminated interest rate swaps of $23 million are no longer being amortized and have been included as adjustments to the net carrying value of the related pre-petition debt. Additional information related to the Company’s debt is set forth in Note 11, “Debt,” to the consolidated financial statements included herein under Item 1.

Covenants and Restrictions

Refer to the Company’s December 31, 2009 Annual Report on Form 10-K for information related to the covenants and restrictions associated with pre-petition debt.

Off-Balance Sheet Arrangements

The Company has guaranteed approximately $30 million for lease payments related to its subsidiaries. In connection with the January 2009 PBGC Agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million.

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

The Company’s use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Fair value measurements related to derivative assets take into account the non-performance risk of the respective counterparty, while derivative liabilities take into account the non-performance risk of Visteon and its foreign affiliates. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives as of March 31, 2010.

New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance amending fair value disclosures for interim and annual reporting periods beginning after December 15, 2009. This guidance requires disclosures about transfers of financial instruments into and out of Level 1 and 2 designations and disclosures about purchases, sales, issuances and settlements of financial instruments with a Level 3 designation. The Company adopted this guidance with effect from January 1, 2010 without material impact on its consolidated financial statements.

In December 2009, the FASB amended the Accounting Standards Codification (“ASC”) to provide consolidation guidance that requires a more qualitative assessment of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance also requires an ongoing reconsideration of the primary beneficiary. This guidance was adopted by the Company on a prospective basis as of January 1, 2010 without material impact on its consolidated financial statements.

In December 2009, the FASB amended the ASC to provide guidance on the accounting for transfers and servicing of financial assets. This guidance is effective for fiscal years that begin after November 15, 2009 and was adopted by the Company on a prospective basis as of January 1, 2010 without material impact on its consolidated financial statements.

Cautionary Statements Regarding Forward-Looking Information

Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and estimates, which are subject to risks and uncertainties including those discussed in Item 1A under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for fiscal year 2009 as well as elsewhere in this report. Accordingly, the reader should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent the Company’s estimates and assumptions only as of the date of this report. The Company does not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made. The Company qualifies all of its forward-looking statements by these cautionary statements. The reader should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:

•	Visteon’s ability to satisfy its future capital and liquidity requirements; Visteon’s ability to access the credit and capital markets at the times and in the amounts needed and on terms acceptable to Visteon; Visteon’s ability to comply with covenants applicable to it; and the continuation of acceptable supplier payment terms.

•	The potential adverse impact of the Chapter 11 Proceedings on Visteon’s business, financial condition or results of operations, including its ability to maintain contracts and other customer and vendor relationships that are critical to its business and the actions and decisions of its creditors and other third parties with interests in the Chapter 11 Proceedings.

•	Visteon’s ability to maintain adequate liquidity to fund its operations during the Chapter 11 Proceedings and to fund a plan of reorganization and thereafter, including obtaining sufficient “exit” financing; maintaining normal terms with its vendors and service providers during the Chapter 11 Proceedings and complying with the covenants and other terms of its financing agreements.

•	Visteon’s ability to obtain court approval with respect to motions in the Chapter 11 Proceedings prosecuted from time to time and to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Proceedings and to consummate all of the transactions contemplated by one or more such plans of reorganization or upon which consummation of such plans may be conditioned.

•	Visteon’s ability to satisfy its pension and other postemployment benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost effective basis.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers, particularly its largest customer, Ford.

•	Changes in vehicle production volume of Visteon’s customers in the markets where it operates, and in particular changes in Ford’s and Hyundai Kia’s vehicle production volumes and platform mix.

•	Visteon’s ability to profitably win new business from customers other than Ford and to maintain current business with, and win future business from, Ford, and, Visteon’s ability to realize expected sales and profits from new business.

•	Increases in commodity costs or disruptions in the supply of commodities, including steel, resins, aluminum, copper, fuel and natural gas.

•	Visteon’s ability to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, improve its operating performance; to achieve the benefits of its restructuring actions; and to recover engineering and tooling costs and capital investments.

•	Restrictions in labor contracts with unions that restrict Visteon’s ability to close plants, divest unprofitable, noncompetitive businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.

•	The costs and timing of facility closures or dispositions, business or product realignments, or similar restructuring actions, including potential asset impairment or other charges related to the implementation of these actions or other adverse industry conditions and contingent liabilities.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Legal and administrative proceedings, investigations and claims, including shareholder class actions, inquiries by regulatory agencies, product liability, warranty, employee-related, environmental and safety claims and any recalls of products manufactured or sold by Visteon.

•	Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system or fuel prices and supply.

•	The cyclical and seasonal nature of the automotive industry.

•	Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.

•	Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.

•	Visteon’s ability to provide various employee and transition services in accordance with the terms of existing agreements between the parties, as well as Visteon’s ability to recover the costs of such services.

•	Visteon’s ability to quickly and adequately remediate control deficiencies in its internal control over financial reporting.

•	Other factors, risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.

•	The risks and uncertainties and the terms of any reorganization plan ultimately confirmed can affect the value of Visteon’s various pre-petition liabilities, common stock and/or other securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of the Company’s liabilities and/or securities receiving no value for their interests. Because of such possibilities, the value of these liabilities and/or securities is highly speculative. Accordingly, the Company urges that caution be exercised with respect to existing and future investments in any of these liabilities or currently outstanding securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the information above under Note 18, “Commitments and Contingencies,” to the consolidated financial statements which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. See also, “Cautionary Statements Regarding Forward-Looking Information” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of Visteon common stock during the first quarter of 2010.

Issuer Purchases of Equity Securities

Maximum Number
			Total Number	(or Approximate
			of Shares (or Units)	Dollar Value)
	Total	Average	Purchased as Part	of Shares (or Units)
	Number of	Price Paid	of Publicly	that May Yet Be
	Shares (or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

January 1, 2010 to January 31, 2010	1,850	$.07	—	—
February 1, 2010 to February 28, 2010	—	—	—	—
March 1, 2010 to March 31, 2010	3,701	.74	—	—

Total	5,551	$.52	—	—

(1)	This column includes only shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share awards made pursuant to the Visteon Corporation 2004 Incentive Plan and/or the Visteon Corporation Employees Equity Incentive Plan.

ITEM 6.	EXHIBITS

See Exhibit Index on Page 49.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ MICHAEL J. WIDGREN
Michael J. Widgren
Vice President, Corporate Controller and Chief
Accounting Officer

Date: April 30, 2010

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated April 30, 2010.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated April 30, 2010.
32.1	Section 1350 Certification of Chief Executive Officer dated April 30, 2010.
32.2	Section 1350 Certification of Chief Financial Officer dated April 30, 2010.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.