Form 10-Q
period 2010-06-30
VISTEON CORP
filed 2010-08-09
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-15827

VISTEON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	38-3519512 (I.R.S. employer Identification number)
One Village Center Drive, Van Buren Township, Michigan	48111
(Address of principal executive offices)	(Zip code)

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

As of July 30, 2010, the Registrant had outstanding 130,245,880 shares of common stock, par value $1.00 per share.

Exhibit index located on page number 61.

VISTEON CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in Millions, Except Per Share Data)

Net sales
Products	$1,889	$1,482	$3,735	$2,777
Services	56	87	114	144

	1,945	1,569	3,849	2,921
Cost of sales
Products	1,785	1,403	3,214	2,654
Services	56	86	113	142

	1,841	1,489	3,327	2,796

Gross margin	104	80	522	125
Selling, general and administrative expenses	88	97	201	205
Reorganization expenses, net	39	7	69	7
Restructuring expenses	9	18	17	45
Reimbursement from escrow account	—	—	—	62
Deconsolidation gain	—	—	—	95
Asset impairments and loss on divestitures	4	—	25	—

Operating (loss) income	(36)	(42)	210	25
Interest expense	129	47	135	102
Interest income	3	2	6	6
Equity in net income of non-consolidated affiliates	35	19	65	26

(Loss) income before income taxes	(127)	(68)	146	(45)
Provision for income taxes	50	31	75	45

Net (loss) income	(177)	(99)	71	(90)
Net income attributable to noncontrolling interests	24	13	39	20

Net (loss) income attributable to Visteon	$(201)	$(112)	$32	$(110)

Per Share Data:
Net (loss) earnings per share attributable to Visteon	$(1.55)	$(0.87)	$0.25	$(0.85)

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30	December 31
	2010	2009
	(Dollars in Millions)

ASSETS
Cash and equivalents	$979	$962
Restricted cash	181	133
Accounts receivable, net	1,032	1,055
Inventories, net	351	319
Other current assets	285	236

Total current assets	2,828	2,705
Property and equipment, net	1,721	1,936
Equity in net assets of non-consolidated affiliates	357	294
Other non-current assets	68	84

Total assets	$4,974	$5,019

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$207	$225
Accounts payable	997	977
Accrued employee liabilities	189	161
Other current liabilities	327	302

Total current liabilities	1,720	1,665
Long-term debt	11	6
Employee benefits	509	568
Deferred income taxes	173	159
Other non-current liabilities	237	257
Liabilities subject to compromise	3,094	2,819
Shareholders’ deficit:
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 130 million shares outstanding)	131	131
Stock warrants	127	127
Additional paid-in capital	3,408	3,408
Accumulated deficit	(4,544)	(4,576)
Accumulated other comprehensive (loss) income	(215)	142
Other	(4)	(4)

Total Visteon shareholders’ deficit	(1,097)	(772)
Noncontrolling interests	327	317

Total shareholders’ deficit	(770)	(455)

Total liabilities and shareholders’ deficit	$4,974	$5,019

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30
	2010	2009
	(Dollars in Millions)

Operating activities
Net income (loss)	$71	$(90)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	140	162
OPEB and pension amortization and curtailment	(315)	(12)
OPEB reinstatement	150	—
Reorganization expenses, net	69	7
Equity in net income of non-consolidated affiliates, net of dividends remitted	(62)	(20)
Asset impairments and loss on divestitures	25	—
Deconsolidation gain	—	(95)
Other non-cash items	14	4
Changes in assets and liabilities:
Accounts receivable	(106)	(39)
Inventories	(50)	24
Accounts payable	54	(64)
Other assets and liabilities	183	(112)

Net cash provided from (used by) operating activities	173	(235)
Investing activities
Capital expenditures	(66)	(58)
Cash associated with deconsolidation	—	(11)
Other, including proceeds from divestitures and asset sales	23	4

Net cash used by investing activities	(43)	(65)
Financing activities
Increase in restricted cash, net	(48)	(95)
Short-term debt, net	(5)	(19)
Principal payments on debt	(12)	(119)
Proceeds from issuance of debt, net of issuance costs	8	56
Other, including overdrafts	(18)	(58)

Net cash used by financing activities	(75)	(235)
Effect of exchange rate changes on cash	(38)	2

Net increase (decrease) in cash and equivalents	17	(533)
Cash and equivalents at beginning of year	962	1,180

Cash and equivalents at end of period	$979	$647

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Description of Business and Company Background

Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of climate, interiors and electronics systems, modules and components to global automotive original equipment manufacturers (“OEMs”). Headquartered in Van Buren Township, Michigan, Visteon has a workforce of approximately 28,500 employees and a network of manufacturing operations, technical centers, sales offices and joint ventures in every major geographic region of the world.

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

The Chapter 11 Proceedings were initiated in response to sudden and severe declines in global automotive production during the latter part of 2008 and early 2009 and the adverse impact on the Company’s cash flows and liquidity. Under the Chapter 11 Proceedings, the Debtors continue to develop a plan of reorganization designed to restructure their capital structure and operations. Confirmation of a plan of reorganization could materially change the amounts and classifications reported in the Company’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization. Additional details regarding the status of the Company’s Chapter 11 Proceedings are included herein under Note 4, “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code,” to the consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in Millions)

Net Sales
Products	$500	$428	$991	$826
Services	$53	$86	$105	$143

	June 30	December 31
	2010	2009
	(Dollars in Millions)

Accounts receivable, net	$233	$230
Liabilities subject to compromise	$242	$245

NOTE 2.	Basis of Presentation

Interim Financial Statements:  The unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments, except as otherwise disclosed) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows of the Company for the interim periods presented. Interim results are not necessarily indicative of full-year results.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Basis of Presentation — (Continued)

Financial Statement Presentation:  The accompanying consolidated financial statements have been prepared in accordance with GAAP and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The Company’s financial statements do not include any adjustments related to assets or liabilities that may be necessary should the Company not be able to continue as a going concern. However, as a result of the Chapter 11 Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments to amounts and/or changes of ownership, is highly uncertain. Given this uncertainty, there is substantial doubt about the Company’s ability to continue as a going concern. The appropriateness of using the going concern basis for the Company’s financial statements is dependent upon, among other things, the Company’s ability to: (i) comply with terms of DIP financing; (ii) comply with various orders entered by the Court in connection with the Chapter 11 Proceedings; (iii) maintain adequate cash on hand; (iv) generate sufficient cash from operations; (v) achieve confirmation of a plan of reorganization under the Bankruptcy Code; and (vi) achieve profitability following such confirmation.

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

Services revenues are recognized as services are rendered and associated costs of providing such services are recorded as incurred. Services revenues and related costs for the first half of 2010 included $3 million of contractual reimbursement from Ford under the Amended Reimbursement Agreement for costs associated with the separation of Automotive Components Holdings, LLC (“ACH”) leased employees no longer required to provide such services.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Basis of Presentation — (Continued)

Restricted Cash:  Restricted cash represents cash designated for uses other than current operations and includes approximately $80 million under the terms of the ABL Credit Agreement, $79 million pursuant to a cash collateral order of the Court, $13 million related to the Letter of Credit Reimbursement and Security Agreement and $9 million for other corporate purposes.

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

In December 2009, the FASB amended the ASC to provide guidance on the accounting for transfers and servicing of financial assets. This guidance became effective for fiscal years beginning after November 15, 2009 and was adopted by the Company on a prospective basis as of January 1, 2010 without material impact on its consolidated financial statements.

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

Implications of Chapter 11 Proceedings

Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. While operating as debtors-in-possession under the Bankruptcy Code and subject to approval of the Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a confirmed plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

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

Section 365 of the Bankruptcy Code permits the Debtors to assume, assume and assign or reject certain pre-petition executory contracts subject to the approval of the Court and certain other conditions. Rejection constitutes a Court-authorized breach of the contract in question and, subject to certain exceptions, relieves the Debtors of their future obligations under such contract but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts are rejected may file claims against the rejecting debtor for damages. Generally, the assumption, or assumption and assignment of an executory contract would require a debtor to cure all prior defaults under such executory contract and to provide adequate assurance of future performance. Additional liabilities subject to compromise and resolution in the Chapter 11 Proceedings have been asserted as a result of damage claims created by the Debtors’ rejection of executory contracts.

To successfully emerge from chapter 11, in addition to obtaining exit financing, the Court must confirm a plan of reorganization, which will depend upon the timing and outcome of numerous ongoing matters in the Chapter 11 Proceedings. A plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, but the ultimate settlement of certain claims will be subject to the uncertain outcome of litigation, negotiations and Court decisions up to and for a period of time after a plan of reorganization is confirmed. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Proceedings on the Company’s business.

Plan of Reorganization

On May 6, 2010, the Company entered into an Equity Commitment Agreement (the “ECA”) with a group of investors (together, the “Investors”), which provides, among other things, that the Company will conduct a rights offering whereby certain holders of existing unsecured notes of the Company may elect to purchase shares of the common stock of the reorganized Visteon, and the Investors severally agree to purchase shares of the common stock of the reorganized Visteon and any shares not purchased in connection with the rights offering. The Company also entered into a Plan Support Agreement (the “PSA”) with holders of more than two-thirds in amount of the 12.25% senior notes claims and two-thirds in aggregate amount of the 7.00% senior notes claims and the 8.25% senior notes claims, pursuant to which such holders will support the fourth amended joint plan of reorganization (the “Fourth Amended Plan”), except in certain limited circumstances. These agreements were approved by the Court on June 17, 2010.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

On June 24, 2010, the Debtors filed the Fourth Amended Plan and related fourth amended disclosure statement (the “Fourth Amended Disclosure Statement”) with the Court. The Debtors filed a revised Fourth Amended Disclosure Statement on June 30, 2010. The Fourth Amended Plan and Fourth Amended Disclosure Statement as filed with the Court outline a proposal for the settlement of claims against the estate of the Debtors based on an estimate of the overall enterprise value. The Fourth Amended Plan is comprised of two mutually exclusive sub plans — the Rights Offering Sub Plan and the Claims Conversion Sub Plan. The Debtors will seek to consummate the Rights Offering Sub Plan in the event that up to $1.25 billion in new capital can be raised by the Investors and certain exit financing loans can be obtained by the Debtors. Under the Rights Offering Sub Plan, the term lenders’ secured claims would be paid in cash; the holders of the 12.25% senior notes, 7.00% senior notes and 8.25% senior notes together would receive between 4.9% and 5% of the distributable equity of reorganized Visteon and eligible holders thereof would be entitled to participate in the rights offering for between 93.1% and 95% of reorganized Visteon common stock (non-eligible holders would receive the lesser of $50 million or 40% of their allowed claim amount); holders of the 12.25% senior notes would also receive warrants to purchase reorganized Visteon common stock at an exercise price of $9.66 per share; and most holders of general unsecured claims would receive the lesser of their pro rata share of $141 million or 50% of their allowed claim amount. Holders of Visteon common stock would not be entitled to receive a distribution unless their class votes to accept the Fourth Amended Plan, in which case, the holders would receive 2% of the distributable equity and warrants to purchase shares of reorganized Visteon common stock.

Under the Claims Conversion Sub Plan, the following percentages of reorganized Visteon common stock would be distributed in satisfaction of claims: the secured term lenders would receive between 84.9% and 86.2%, the holders of the 12.25% senior notes would receive between 6.3% and 6.5%, the holders of the 7.00% and 8.25% senior notes would receive between 7.5% and 8.6%. Most holders of general unsecured claims would receive the lesser of their pro rata share of $141 million or 50% of their allowed claim amount. The Claims Conversion Sub Plan does not provide for any recovery to holders of the Company’s existing equity securities.

On July 28, 2010 the Company signed a letter agreement (the “Letter Agreement”) with the four financial institutions comprising a steering committee of the Company’s term loan lenders and the agent for the Company’s term loan facility, in which the steering committee and the agent affirmed their support of the Company’s Fourth Amended Plan. Pursuant to the Letter Agreement, holders of a majority of the $1.5 billion term loan (i.e., approximately 55 percent of the outstanding amount), including members of the steering committee as well as several other large term loan lenders, agreed to vote in favor of the Fourth Amended Plan. In addition, the steering committee has agreed to recommend voting in favor of the Fourth Amended Plan to the remaining term loan lenders. The term loan agent also agreed, at the direction of a majority of the term loan lenders, to cease all litigation efforts it is undertaking in connection with confirmation of the Fourth Amended Plan (including all of its discovery efforts), if the term lenders class votes to accept the Plan, and to withdraw with prejudice its currently pending appeal of the ECA and bondholder PSA. Finally, the term loan agent agreed to provide affirmative support of the Fourth Amended Plan throughout the remainder of the Chapter 11 Proceedings including at the confirmation hearing, if the term lenders class votes to accept the Plan.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

As part of the Letter Agreement, the Company acknowledged that the Fourth Amended Plan will provide term lenders with post-petition interest at the default rate set forth in the term loan credit agreement through the effective date of the Fourth Amended Plan (or such date payment of the term loan facility claim is made) on amounts due and owing under the term loan credit agreement from and as of the Petition Date. As of June 30, 2010 this amount of post-petition interest is estimated to be approximately $122 million. Additionally, the Company agreed to support compensation to the term lenders for certain professional fees and expenses. Preliminary voting results indicate that the term lenders class has voted to accept the Fourth Amended Plan.

In August of 2010, the Company entered into an agreement with the Investors and the Ad Hoc Equity Committee (“AHEC”), pursuant to which the AHEC agreed to support and vote in favor of the Fourth Amended Plan, without any modifications to the Fourth Amended Plan, as well as withdraw its legal challenges to the Fourth Amended Plan, the ECA and supporting agreements, in exchange for the right to participate in the direct purchase commitment under the ECA for 144,456 shares and the payment on the date of the Company’s exit from bankruptcy of up to $4.25 million of certain costs and expenses of the members of the AHEC and their respective advisors.

The Court approved the adequacy of the Fourth Amended Disclosure Statement on June 28, 2010, and the Debtors have completed the process of soliciting approval of the Fourth Amended Plan from eligible stakeholders. The Court has reserved August 31, 2010 to commence a hearing to confirm the Fourth Amended Plan to the extent that each class of unsecured claims and interests in Visteon votes to accept the plan pursuant to section 1126 of the Bankruptcy Code. To the extent that any such class does not vote to accept the Fourth Amended Plan, the hearing to confirm the Fourth Amended Plan is currently scheduled to begin on September 28, 2010. Preliminary voting results indicate that the Fourth Amended Plan is fully consensual on a class basis as all creditor and equity classes have voted to accept the Plan. Based on such preliminary voting results, the Company expects to go forward with the confirmation hearing on August 31, 2010.

Also, the subscription deadline for the Company’s $950 million rights offering to eligible holders of its unsecured senior notes has now passed and preliminary results indicate that the rights offering has been oversubscribed.

Chapter 11 Reorganization Financing

The Debtors are currently funding post-petition operations under a temporary cash collateral order from the Court and a $150 million Senior Secured Super Priority Priming Debtor in Possession Credit and Guaranty Agreement (“DIP Credit Agreement”), under which the Company has borrowed $75 million and may borrow the remaining $75 million in one additional advance prior to maturity on August 18, 2010, subject to certain conditions. The Company is currently evaluating various alternatives including potential repayment, with respect to the maturity of the DIP Credit Agreement. The Company’s non-debtor subsidiaries, primarily non-U.S. subsidiaries, have been excluded from the Chapter 11 Proceedings and are funding their operations through cash generated from operating activities supplemented by customer support agreements and local financing arrangements or through cash transfers from the Debtors subject to specific authorization from the Court.

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

commitments under the DIP Credit Agreement will not be terminated by the lenders. Additionally, the Company believes that its presently outstanding equity securities will have little or no value and will be canceled under any plan of reorganization. For this reason, the Company urges that caution be exercised with respect to existing and future investments in any currently outstanding security of the Company.

Customer Agreements

In connection with the Chapter 11 Proceedings, the Company has entered into various accommodation, support and other agreements with certain North American and European customers that provide for additional liquidity through cash surcharge payments, payments for research and engineering costs, accelerated payment terms, asset sales and other commercial arrangements. Generally, in exchange for benefits under these agreements, the Company agreed to continue producing and delivering component parts to these customers during the term of the respective agreements. Additionally, under agreements with certain North American customers, the Company agreed to provide assistance in re-sourcing production to other suppliers; to build inventory banks, as necessary to support transition; to grant customers the option to purchase dedicated equipment and tooling owned by the Company; to grant a right of access to the Company’s facilities if the Company ceases production; to grant a security interest in certain operating assets that would be necessary for component part production; and, to provide limited release of certain commercial and other claims and causes of actions, subject to exceptions.

Revenue associated with payments from customers pursuant to these agreements is being recorded in relation to the delivery of associated products, assets and/or services in accordance with the terms of the underlying agreement, or over the estimated duration of the respective benefit to the customer, generally representing the average duration of remaining production on current vehicle platforms. The Company recorded $15 million and $43 million of revenue associated with these settlement payments during the three and six months ended June 30, 2010, respectively, with $84 million deferred on the balance sheet at June 30, 2010. Pursuant to support agreements with certain European customers, the Company anticipates receipt of an additional non-refundable settlement payment of approximately $30 million on or before June 30, 2011, subject to the terms and conditions of these agreements.

Financial Statement Classification

Financial reporting applicable to companies in chapter 11 of the Bankruptcy Code generally does not change the manner in which financial statements are prepared. However, it does require, among other disclosures, that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization of the business have been reported separately as “Reorganization expenses, net” in the Company’s statement of operations.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

Reorganization expenses included in the consolidated financial statements are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in Millions)

Reorganization Expenses, Net:
Professional fees	$38	$6	$58	$6
Other direct costs, net	1	1	11	1

	$39	$7	$69	$7

Cash Payments for Reorganization Expenses	$29	$—	$47	$—

Pre-petition liabilities subject to compromise under a plan of reorganization have been reported separately from both pre-petition liabilities that are not subject to compromise and from liabilities arising subsequent to the petition date. Liabilities that are expected to be affected by a plan of reorganization are reported at amounts expected to be allowed, even if they may be settled for lesser amounts. Liabilities subject to compromise as of June 30, 2010 and December 31, 2009 are set forth below and represent the Company’s estimate of pre-petition claims to be resolved in connection with the Chapter 11 Proceedings. Such claims remain subject to future adjustments, which may result from (i) negotiations; (ii) actions of the Court; (iii) disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events.

Liabilities subject to compromise include the following:

	June 30	December 31
	2010	2009
	(Dollars in Millions)

Debt	$2,490	$2,490
Employee liabilities	329	170
Interest payable	153	31
Accounts payable	96	115
Other accrued liabilities	26	13

	$3,094	$2,819

Employee liabilities classified as Liabilities subject to compromise increased during the second quarter of 2010 due to the reinstatement of other postretirement employee benefits for certain former employees of the Company’s Connersville and Bedford facilities pursuant to a July 13, 2010 ruling of the United States Court of Appeals for the Third Circuit. This reinstatement is discussed further in Note 12 “Employee Benefits.” Interest payable also increased during the second quarter of 2010 due the recognition of $122 million of previously unrecorded contractual interest on the Company’s seven-year secured term loans, as described below.

Contractual Interest

The Company has not made principal and interest payments in connection with its pre-petition debt during the Chapter 11 Proceedings, including the $1.5 billion principal amount under the seven-year secured term loans due 2013; the $862 million principal amount under various unsecured notes due 2010, 2014 and 2016; and the $127 million of other secured and unsecured borrowings. Additionally, debt discounts of

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

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. The Company ceased recording interest expense on outstanding pre-petition debt instruments classified as liabilities subject to compromise from the May 28, 2009 petition date as such amounts of contractual interest were not being paid and were not determined to be probable of being an allowed claim. Adequate protection amounts pursuant to the cash collateral order of the Court, and as related to the ABL Credit Agreement have been classified as “Interest expense” on the Company’s consolidated statement of operations. Interest expense on a contractual basis would have been $55 million and $108 million for the three and six-month periods ended June 30, 2010, respectively.

During the second quarter of 2010, the Company recorded $122 million of prior contractual interest expense related to the seven-year secured term loans because it became probable that the interest would become an allowed claim in connection with the execution of the Letter Agreement. Additionally, effective July 1, 2010 the Company commenced recording interest expense at the default rate set forth in the credit agreements associated with the seven-year secured term loans. Absent developments that alter the Company’s view of the likelihood of such amounts becoming an allowed claim, the Company expects to continue recording such interest expense through the effective date of the Fourth Amended Plan (or through the date of the seven-year secured term loans claim payment) on amounts due and owing under the seven-year secured term loans from and as of the Petition Date.

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

As of June 30, 2010 approximately 3,400 proofs of claim totaling approximately $8 billion in claims against the Debtors have been filed in connection with the Chapter 11 Proceedings as follows:

•	Approximately 60 claims, totaling about $6 billion, represent bond and secured debt claims (excluding the seven-year term loans), for which the Company has recorded approximately $1 billion as of June 30, 2010, and which is classified in the Company’s consolidated balance sheet as “Liabilities subject to compromise.” The Company believes claim amounts in excess of those reflected in the financial statements at June 30, 2010 are duplicative and will ultimately be resolved through the plan of reorganization.

•	The Pension Benefit Guaranty Corporation (“PBGC”) has filed 16 claims totaling about $660 million in connection with the statutory liability for unfunded benefit and other obligations associated with the Debtor’s pension plans. The Company does not anticipate, nor does the Fourth Amended Plan contemplate, that the Debtors’ plan of reorganization will provide for the termination of the Debtors’ pension plans. Accordingly, the Company believes that such claims will become moot.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

•	Approximately 300 claims, totaling about $115 million related to employees and retirees of the Debtors assert potential loss of benefits under various pension plans of the Debtors. The Company does not anticipate, nor does the Fourth Amended Plan contemplate, that the Debtors’ plan of reorganization will provide for the termination of the Debtors’ pension plans. Accordingly, the Company believes that claims alleging loss of benefits under the Debtors pension plans will become moot.

•	Approximately 140 claims, totaling about $10 million, are related to the Debtors other postretirement employee benefit (“OPEB”) plans which were terminated during 2010. Accordingly, the Company believes these claims will be expunged in connection with confirmation of the Debtors’ plan of reorganization.

•	Approximately 800 claims, totaling about $840 million, which the Company believes should be disallowed by the Court primarily because these claims appear to be duplicative or unsubstantiated claims. As of June 30, 2010, the Company has filed with the Court 12 omnibus objections to proofs of claim, through which claims totaling about $257 million have been expunged.

The Debtors have not completed their evaluation of the approximately 2,100 claims remaining, totaling about $330 million, alleging rights to payment for financing, trade accounts payable and other matters. The Company continues to investigate these unresolved proofs of claim, and intends to file objections to the claims that are inconsistent with its books and records. Additional claims may be filed after the October 15, 2009 bar date, which could be allowed by the Court. Accordingly, the ultimate number and allowed amount of such claims are not presently known and cannot be reasonably estimated at this time. The resolution of such claims could result in a material adjustment to the Company’s financial statements. Additionally, a confirmed plan of reorganization could also materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

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

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

CONDENSED COMBINED DEBTORS-IN-POSSESSION
STATEMENT OF OPERATIONS

	Three Months Ended	May 28, 2009 to	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010
	(Dollars in Millions)

Net sales	$556	$233	$1,203
Cost of sales	615	243	953

Gross margin	(59)	(10)	250
Selling, general and administrative expenses	76	23	155
Restructuring expenses	1	—	8
Reorganization items	39	7	69
Asset impairments and loss on divestitures	4	—	6

Operating (loss) income	(179)	(40)	12
Interest expense, net	123	(1)	124
Equity in net income of non-consolidated affiliates	34	8	64

Loss before income taxes and earnings of non-Debtor subsidiaries	(268)	(31)	(48)
Provision for income taxes	8	1	17

Loss before earnings of non-Debtor subsidiaries	(276)	(32)	(65)
Earnings of non-Debtor subsidiaries	75	12	97

Net (loss) income	$(201)	$(20)	$32

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

CONDENSED COMBINED DEBTORS-IN-POSSESSION
BALANCE SHEET

	June 30,	December 31,
	2010	2009
	(Dollars in Millions)

ASSETS
Cash and equivalents	$388	$430
Restricted cash	174	128
Accounts receivable, net	231	236
Accounts receivable, non-Debtor subsidiaries	532	576
Inventories, net	47	65
Other current assets	78	90

Total current assets	1,450	1,525
Property and equipment, net	252	313
Equity in net assets of non-consolidated affiliates	341	277
Investments in non-Debtor subsidiaries	584	554
Notes receivable, non-Debtor subsidiaries	424	512
Other non-current assets	8	11

Total assets	$3,059	$3,192

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$75	$78
Accounts payable	99	128
Accounts payable, non-Debtor subsidiaries	179	195
Accrued employee liabilities	58	58
Other current liabilities	75	78

Total current liabilities	486	537
Long-term debt	—	1
Employee benefits	352	405
Deferred income taxes	67	63
Other non-current liabilities	62	54
Liabilities subject to compromise	3,094	2,819
Liabilities subject to compromise, non-Debtor subsidiaries	95	85
Shareholders’ deficit	(1,097)	(772)

Total liabilities and shareholders’ deficit	$3,059	$3,192

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

CONDENSED COMBINED DEBTORS-IN-POSSESSION
STATEMENT OF CASH FLOWS

	Six Months Ended	May 28, 2009 to
	June 30, 2010	June 30, 2009
	(Dollars in Millions)

Net cash (used by) provided from operating activities	$(15)	$28
Investing activities
Capital expenditures	(7)	(3)
Other, including proceeds from assets sales and divestitures	26	—

Net cash provided from (used by) investing activities	19	(3)
Financing activities
Increase in restricted cash, net	(46)	(14)
Other, including overdrafts	—	1

Net cash used by financing activities	(46)	(13)

Net (decrease) increase in cash and equivalents	(42)	12
Cash and equivalents at beginning of period	430	215

Cash and equivalents at end of period	$388	$227

NOTE 5.	Restructuring and Exit Activities

The Company has undertaken various restructuring and exit activities to achieve its strategic and financial objectives. Restructuring and exit activities include, but are not limited to, plant closures, divestitures, production relocation, administrative cost structure realignment and consolidation of available capacity and resources. The Company expects to finance restructuring programs from cash on hand, from cash generated from its ongoing operations, reimbursements pursuant to customer accommodation and support agreements, or through cash available under its existing debt agreements, subject to the terms of applicable covenants.

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the six months ended June 30, 2010.

	Interiors	Climate	Electronics	Central	Total
	(Dollars in Millions)

December 31, 2009	$21	$—	$16	$2	$39
Expenses	1	—	3	4	8
Currency exchange	(1)	—	—	—	(1)
Utilization	(5)	—	(12)	(3)	(20)

March 31, 2010	$16	$—	$7	$3	$26
Expenses	4	1	2	2	9
Currency exchange	(2)	—	—	—	(2)
Utilization	—	—	(5)	(3)	(8)

June 30, 2010	$18	$1	$4	$2	$25

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Restructuring and Exit Activities — (Continued)

2010 Restructuring Actions

During the first half of 2010, the Company recorded $17 million of restructuring expenses, including $6 million of employee severance and termination benefits to streamline corporate administrative and support functions; $4 million of employee severance and termination benefits related to the closure of a European Interiors facility; $4 million of equipment move and relocation costs; $2 million of employee severance and termination benefits related to previously announced actions in connection with customer accommodation and support agreements; and approximately $1 million of additional employee severance and termination benefits related to a customer support agreement.

Utilization of $28 million includes $22 million of payments for severance and other employee termination benefits, $4 million for payment of equipment move and relocation costs and $2 million of special termination benefits reclassified to pension and other postretirement employee benefit liabilities.

2009 Restructuring Actions

During the first half of 2009, the Company recorded restructuring expenses of $45 million, including $30 million of employee severance and termination benefits to reduce the Company’s global salaried workforce, $12 million under the previously announced multi-year improvement plan and $3 million related to the consolidation of Electronics operations in South America.

Asset Impairments and Loss on Divestitures

In June 2010, the Company reached an agreement to sell its entire 46.6% interest in the shares of Toledo Molding & Die, Inc. (“TMD”), a supplier of interior components, for proceeds of approximately $10 million. This agreement was subsequently approved by the Court on July 15, 2010. Accordingly, the Company recorded an impairment charge of approximately $4 million, representing the difference between the carrying value of the Company’s investment in TMD and the expected share sale proceeds, during the second quarter of 2010 for the resulting “other than temporary” impairment of its investment in TMD.

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

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of inventories is provided below:

	June 30	December 31
	2010	2009
	(Dollars in Millions)

Raw materials	$132	$125
Work-in-process	183	159
Finished products	71	78

	$386	$362
Valuation reserves	(35)	(43)

	$351	$319

NOTE 7.	Other Assets

Other current assets are summarized as follows:

	June 30	December 31
	2010	2009
	(Dollars in Millions)

Recoverable taxes	$88	$86
Pledged accounts receivable	74	19
Deposits	59	55
Current deferred tax assets	32	32
Prepaid assets	26	30
Other	6	14

	$285	$236

On December 9, 2009, a French subsidiary of the Company entered into an agreement to sell accounts receivable on an uncommitted basis. Primarily all accounts receivable of this subsidiary are pledged as security, therefore pledged accounts receivable increased from December 31, 2009 as the program became fully implemented during 2010.

Other non-current assets are summarized as follows:

	June 30	December 31
	2010	2009
	(Dollars in Millions)

Non-current deferred tax assets	$19	$17
Notes and other receivables	10	10
Assets held for sale	—	16
Other	39	41

	$68	$84

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Other Assets — (Continued)

In November 2009, the Company entered into an accommodation agreement with Chrysler Group LLC (“Chrysler”), whereby the assets at the Highland Park, Michigan and Saltillo, Mexico facilities, would be sold to a mutually agreed buyer or Chrysler. Therefore, at December 31, 2009, approximately $4 million and $16 million were classified as assets held for sale in “Other current assets” and “Other non-current assets,” respectively. On April 30, 2010, the Company completed the sale of its Interiors operations located in Highland Park, Michigan and Saltillo, Mexico consisting of the facility, associated assets and certain purchase and supply contracts to Johnson Controls Interiors, LLC and Johnson Controls Automotriz Mexico, S De Rl De Cv.

NOTE 8.	Property and Equipment

Property and equipment is stated at cost and is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of Property and equipment, net is provided below:

	June 30	December 31
	2010	2009
	(Dollars in Millions)

Land	$82	$82
Buildings and improvements	779	797
Machinery, equipment and other	2,513	2,764
Construction in progress	74	75

Total property and equipment	$3,448	$3,718
Accumulated depreciation	(1,790)	(1,860)

	$1,658	$1,858
Product tooling, net of amortization	63	78

Property and equipment, net	$1,721	$1,936

Depreciation and amortization expenses are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in Millions)

Depreciation	$62	$77	$129	$149
Amortization	5	7	11	13

	$67	$84	$140	$162

NOTE 9.	Non-Consolidated Affiliates

The Company had $357 million and $294 million of equity in the net assets of non-consolidated affiliates at June 30, 2010 and December 31, 2009, respectively. The Company recorded equity in net income of non-consolidated affiliates of $35 million and $19 million for the three months ended June 30, 2010 and 2009, respectively. For the six-month periods ended June 30, 2010 and 2009, the Company recorded $65 million and $26 million, respectively.

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

	Three Months Ended June 30
	Net Sales		Gross Margin		Net Income
	2010	2009	2010	2009	2010	2009
	(Dollars in Millions)

Yanfeng Visteon Automotive Trim Systems Co., Ltd.	$595	$349	$97	$59	$49	$23
All other	233	161	33	28	21	15

	$828	$510	$130	$87	$70	$38

	Six Months Ended June 30
	Net Sales		Gross Margin		Net Income
	2010	2009	2010	2009	2010	2009
	(Dollars in Millions)

Yanfeng Visteon Automotive Trim Systems Co., Ltd.	$1,121	$619	$185	$92	$98	$40
All other	453	283	68	34	29	11

	$1,574	$902	$253	$126	$127	$51

NOTE 10.	Other Liabilities

Other current liabilities are summarized as follows:

	June 30	December 31
	2010	2009
	(Dollars in Millions)

Deferred income	$59	$51
Non-income taxes payable	55	47
Product warranty and recall reserves	49	40
Accrued reorganization items	34	22
Income taxes payable	30	27
Restructuring reserves	25	39
Other accrued liabilities	75	76

	$327	$302

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Other Liabilities — (Continued)

Other non-current liabilities are summarized as follows:

	June 30	December 31
	2010	2009
	(Dollars in Millions)

Income tax reserves	$94	$101
Non-income tax payable	51	62
Deferred income	33	27
Product warranty and recall reserves	30	39
Other accrued liabilities	29	28

	$237	$257

Current and non-current deferred income of $52 million and $32 million, respectively, relate to various customer accommodation, support and other agreements completed during 2009. Revenue associated with these agreements is being recorded in relation to the delivery of associated products, assets and/or services in accordance with the terms of the underlying agreement or over the estimated period of benefit to the customer, generally representing the duration of remaining production on current vehicle platforms. The Company expects to record approximately $23 million, $37 million, $17 million, $6 million and $1 million of these deferred amounts in 2010, 2011, 2012, 2013 and 2014, respectively.

NOTE 11.	Debt

Pre-Petition Debt

As discussed in Note 4 “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code,” due to the Chapter 11 Proceedings, substantially all of the Company’s pre-petition debt is in default and has been reclassified to “Liabilities subject to compromise” on the consolidated balance sheets at June 30, 2010 and December 31, 2009, including the following:

December 31, 2009
and June 30, 2010
(Dollars in Millions)

Pre-petition debt
Senior Credit Agreements:
Term loan due June 13, 2013	$1,000
Term loan due December 13, 2013	500
U.S. asset based lending (“ABL”) facility	89
Letters of credit	38
8.25% notes due August 1, 2010	206
7.00% notes due March 10, 2014	450
12.25% notes due December 31, 2016	206

Total	2,489
Deferred charges, debt issue fees and other, net	1

Total pre-petition debt classified as Liabilities subject to compromise	$2,490

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Debt — (Continued)

Current Capital Structure

As of June 30, 2010, the Company had $207 million and $11 million of debt outstanding classified as short-term debt and long-term debt, respectively. The Company’s short and long-term debt balances consist of the following:

	June 30	December 31
	2010	2009
	(Dollars in Millions)

Short-term debt
DIP credit facility	$75	$75
Current portion of long-term debt	59	65
Other — short-term	73	85

Total short-term debt	207	225
Long-term debt
Other	11	6

Total long-term debt	11	6

Total debt	$218	$231

The DIP Credit Agreement matures and expires on the earliest of (i) August 18, 2010; (ii) the effective date of the Company’s plan of reorganization and (iii) the date a sale or sales of all or substantially all of the Company’s and guarantors’ assets is or are consummated under section 363 of the Bankruptcy Code. Borrowings under the DIP Credit Agreement are issued at a 2.75% discount and bear interest at variable rates equal to (i) 6.50% (or 8.50% in the event a default), plus (ii) a Eurodollar rate (subject to a floor of 3.00% per annum). The Company will also pay a fee of 1.00% per annum on the unused portion of the $150 million available, payable monthly in arrears. The Company is evaluating various alternatives, including potential repayment, with respect to the August 18, 2010 maturity of the DIP Credit Agreement.

Fair Value

The Company is unable to estimate the fair value of long-term debt of the Debtors that is subject to compromise at June 30, 2010 or December 31, 2009, due to the uncertainties associated with the Chapter 11 Proceedings. The fair value of the Company’s debt that is not subject to compromise has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. Fair value of such debt was $220 million and $230 million as of June 30, 2010 and December 31, 2009, respectively.

NOTE 12.	Employee Retirement Benefits

In December of 2009, the Court granted the Debtors’ motion in part authorizing them to terminate or amend certain other postretirement employee benefits, including health care and life insurance. In connection with this ruling, the Company eliminated certain other postretirement employee benefits including Company-paid medical, prescription drug, dental and life insurance coverage, effective April 1, 2010, for current and future U.S. retirees, their spouses, surviving spouses, domestic partners and dependents, with the exception of participants covered by the current collective bargaining agreement (“CBA”) at the North Penn facility. This change resulted in a reduction in other postretirement employee benefit liabilities and an increase in Other comprehensive income of approximately $273 million establishing a new prior service cost base during the fourth quarter of 2009.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Employee Retirement Benefits — (Continued)

On December 29, 2009, the IUE-CWA, the Industrial Division of the Communications Workers of America, AFL-CIO, CLC, filed a notice of appeal of the Court’s order with the District Court for the District of Delaware (the “District Court”) on behalf of certain former employees of the Company’s Connersville and Bedford, Indiana facilities. On March 30, 2010, the District Court affirmed the Court’s order in all respects. On April 1, 2010, the IUE filed a notice of appeal, and subsequently a motion for expedited treatment of the appeal and for a stay pending appeal, with the United States Court of Appeals for the Third Circuit (the “Circuit Court”). On April 13, 2010, the Circuit Court granted the motion to expedite and denied the motion for stay pending appeal.

On July 13, 2010, the Circuit Court reversed the order of the District Court and the Court permitting the Company to terminate other postretirement employee benefits without complying with the requirements of Bankruptcy Code Section 1114 and directed the District Court to, among other things, direct the Court to order the Company to take whatever action is necessary to immediately restore all terminated or modified benefits to their pre-termination/modification levels. The Circuit Court also ordered the District Court to direct the Court to consider arguments from the parties as to whether the Company should be required to reimburse retirees for any costs incurred due to the termination of their benefits between May 1, 2010 and the date the other postretirement employee benefits are restored. On July 27, 2010, the Company filed a Petition for Rehearing or Rehearing En Banc requesting that the Circuit Court grant a rehearing to review the panel’s decision, which is pending.

During the second quarter of 2010, the Company recorded an increase in other postretirement employee benefit expense of $150 million for the reinstatement of these benefits for certain former employees of the Company’s Connersville and Bedford facilities. No amounts have been recorded for reinstatement of any other previously terminated other postretirement employee benefits. Estimated amounts of any other previously terminated other postretirement employee benefit liabilities will be recorded in future periods if and when such amounts become probable and estimable.

On February 18, 2010, the Court issued an order confirming the Debtors’ authority to enter into an agreement with the International Union United Automobile, Aerospace and Agricultural Implement Workers of America and its local union 1695, in connection with the closing of the Debtors’ North Penn facility located in Lansdale, Pennsylvania (the “Closure Agreement”). Pursuant to terms of the Closure Agreement, the North Penn CBA expired in February 2010 and the Company communicated its intent to eliminate Company-paid medical, prescription drug, dental and life insurance benefits for participants associated with the North Penn CBA effective June 1, 2010. This change resulted in a reduction in other postretirement employee benefit liabilities and an increase in Other comprehensive income of approximately $50 million establishing a new prior service cost base.

Reductions associated with terminated other postretirement employee benefits, in addition to reductions for prior plan amendments and actuarial gains and losses, have been amortized as a net decrease to future postretirement employee benefit expense over the remaining period of expected benefit. This amortization resulted in a decrease to postretirement employee benefit expense and Other comprehensive income of approximately $75 million and $312 million during the three and six months ended June 30, 2010, respectively.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the “Acts”) were signed into law. The Acts contain provisions which could impact the Company’s accounting for retiree medical benefits. Accordingly, the Company completed an assessment of the Acts in connection with the reinstatement of other postretirement employee benefits for certain former employees of the Company’s Connersville and Bedford facilities and increased the related benefit liability by an estimated $3 million based upon the Company’s current interpretation of the Acts.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Employee Retirement Benefits — (Continued)

This amount may be revised upon issuance of final regulations and the Company may consider plan amendments in future periods.

Benefit Expenses

The components of the Company’s net periodic benefit costs for the three-month periods ended June 30, 2010 and 2009 were as follows:

					Health Care
	Retirement Plans				and Life
	U.S. Plans		Non-U.S. Plans		Insurance Benefits
	2010	2009	2010	2009	2010	2009
	(Dollars in Millions)

Service cost	$2	$3	$1	$1	$—	$1
Interest cost	19	19	6	5	—	4
Expected return on plan assets	(19)	(20)	(4)	(4)	—	—
Reinstatement of benefits	—	—	—	—	150	—
Amortization of:
Plan amendments	—	(1)	—	—	(70)	(5)
Actuarial losses and other	1	—	—	—	(5)	1
Special termination benefits	—	3	—	—	—	—

Visteon sponsored plan net periodic benefit costs	3	4	3	2	75	1
Expense for certain salaried employees whose pensions are partially covered by Ford	1	9	—	—	(2)	(2)

Net periodic benefits costs, excluding restructuring	$4	$13	$3	$2	$73	$(1)

Special termination benefits	—	3	—	—	—	—
Other	—	6	—	—	—	—

Total employee retirement benefit related restructuring costs	$—	$9	$—	$—	$—	$—

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Employee Retirement Benefits — (Continued)

The components of the Company’s net periodic benefit costs for the six-month periods ended June 30, 2010 and 2009 were as follows:

					Health Care
	Retirement Plans				and Life
	U.S. Plans		Non-U.S. Plans		Insurance Benefits
	2010	2009	2010	2009	2010	2009
	(Dollars in Millions)

Service cost	$5	$7	$3	$4	$—	$1
Interest cost	38	37	12	18	1	9
Expected return on plan assets	(37)	(40)	(9)	(16)	—	—
Reinstatement of benefits	—	—	—	—	151	—
Amortization of:
Plan amendments	(1)	(1)	1	1	(356)	(11)
Actuarial losses and other	1	—	—	—	43	3
Special termination benefits	—	4	—	—	—	—
Curtailments	(1)	(1)	—	6	—	(9)
Settlements	—	—	—	—	(1)	—

Visteon sponsored plan net periodic benefit costs	5	6	7	13	(162)	(7)
Expense for certain salaried employees whose pensions are partially covered by Ford	1	10	—	—	(4)	(4)

Net periodic benefits costs, excluding restructuring	$6	$16	$7	$13	$(166)	$(11)

Special termination benefits	2	6	—	8	—	—
Other	—	6	—	—	—	—

Total employee retirement benefit related restructuring costs	$2	$12	$—	$8	$—	$—

Retirement Benefit Related Restructuring Expenses

In addition to retirement benefit expenses, the Company recorded $2 million and $20 million for the six months ended June 30, 2010 and 2009, respectively, for retirement benefit related restructuring charges. Such charges generally relate to special termination benefits and voluntary termination incentives, resulting from various restructuring actions as described in Note 5 “Restructuring and Exit Activities.” Retirement benefit related restructuring charges are initially classified as restructuring expenses and are subsequently reclassified to retirement benefit expenses.

Curtailments and Settlements

Curtailment and settlement gains and losses are classified in the Company’s consolidated statements of operations as “Cost of sales” or “Selling, general and administrative expenses.” The Company recorded curtailment gains of $10 million for the six months ended June 30, 2009 associated with the U.S. salaried pension and OPEB plans in connection with employee headcount reductions under previously announced restructuring actions. Additionally, the Company recorded pension curtailment losses of $6 million for the six months ended June 30, 2009 related to the reduction of future service in the UK pension plan in connection with employee headcount reductions in the UK.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Employee Retirement Benefits — (Continued)

Contributions

During the six-month period ended June 30, 2010, contributions to the Company’s U.S. OPEB plans were $11 million and contributions to non-U.S. retirement plans were $9 million. The Company anticipates additional contributions to its U.S. retirement plans and OPEB plans of $14 million and $12 million, respectively, during 2010. Of the $14 million for U.S. retirement plans, $12 million relates to liabilities subject to compromise and may not be paid in full. The Company also anticipates additional 2010 contributions to non-U.S. retirement plans of $9 million.

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

The Company’s provision for income tax of $50 million and $75 million for the three-month and six-month periods ended June 30, 2010 reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits, the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions, and other non-recurring tax items.

Unrecognized Tax Benefits

Gross unrecognized tax benefits were $184 million at June 30, 2010 and $190 million at December 31, 2009, of which approximately $70 million and $76 million, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The decrease in unrecognized tax benefits during both the three and six-month periods ended June 30, 2010 is primarily attributable to foreign currency. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties related to uncertain tax positions was $24 million at June 30, 2010 and $25 million at December 31, 2009.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Income Taxes — (Continued)

The Company operates in multiple jurisdictions throughout the world and the income tax returns of its subsidiaries in various tax jurisdictions are subject to periodic examination by respective tax authorities. With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2006 or state and local, or non-U.S. income tax examinations for years before 2002. It is reasonably possible that the amount of the Company’s unrecognized tax benefits may change within the next twelve months due to the conclusion of ongoing audits or the expiration of tax statutes. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. However, the Company believes it is reasonably possible it will reduce the amount of its existing unrecognized tax benefits impacting the effective tax rate by $5 million to $10 million within the next 12 months.

NOTE 14.	Shareholders’ Deficit and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total shareholders’ deficit, including shareholders’ deficit attributable to Visteon and equity attributable to noncontrolling interests (“NCI”).

	Three Months Ended June 30
	2010			2009
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)

Shareholders’ (deficit) equity beginning balance	$(732)	$324	$(408)	$(995)	$245	$(750)
Net (loss) income	(201)	24	(177)	(112)	13	(99)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(88)	(15)	(103)	90	12	102
Pension and other postretirement benefits	(73)	—	(73)	6	—	6
Other	(3)	—	(3)	22	2	24

Total other comprehensive (loss) income	(164)	(15)	(179)	118	14	132
Dividends to noncontrolling interests	—	(6)	(6)	—	(5)	(5)

Shareholders’ (deficit) equity ending balance	$(1,097)	$327	$(770)	$(989)	$267	$(722)

	Six Months Ended June 30
	2010			2009
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)

Shareholders’ (deficit) equity beginning balance	$(772)	$317	$(455)	$(887)	$264	$(623)
Net income (loss)	32	39	71	(110)	20	(90)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(107)	(10)	(117)	(158)	(2)	(160)
Pension and other postretirement benefits	(250)	—	(250)	152	—	152
Other	—	2	2	14	(3)	11

Total other comprehensive (loss) income	(357)	(8)	(365)	8	(5)	3
Dividends to noncontrolling interests	—	(21)	(21)	—	(12)	(12)

Shareholders’ (deficit) equity ending balance	$(1,097)	$327	$(770)	$(989)	$267	$(722)

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Shareholders’ Deficit and Noncontrolling Interests — (Continued)

The Accumulated other comprehensive (loss) income (“AOCI”) category of Shareholders’ deficit, includes:

	June 30	December 31
	2010	2009
	(Dollars in Millions)

Foreign currency translation adjustments, net of tax	$(18)	$89
Pension and other postretirement benefit adjustments, net of tax	(197)	53

Total Visteon Accumulated other comprehensive (loss) income	$(215)	$142

NOTE 15.	Earnings Per Share

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

	Three Months Ended
	June 30		Six Months Ended June 30
	2010	2009	2010	2009
		(Dollars in Millions)

Numerator:
Net (loss) income attributable to Visteon common shareholders	$(201)	$(112)	$32	$(110)

Denominator:
Average common stock outstanding	130.3	130.4	130.3	130.4
Less: Average restricted stock outstanding	(0.9)	(1.0)	—	(1.0)

Basic and diluted shares	129.4	129.4	130.3	129.4

(Loss) earnings per share:
Basic and diluted (loss) earnings per share	$(1.55)	$(0.87)	$0.25	$(0.85)

For the three and six months ended June 30, 2010, stock options to purchase approximately 8 million and 9 million shares, respectively, of common stock and stock warrants to purchase 25 million shares of common stock were not included in the computation of diluted (loss) earnings per share as the effect of including them would have been anti-dilutive. Stock warrants to purchase 25 million shares of common stock and stock options to purchase approximately 11 million and 12 million shares, respectively, of common stock for the three and six months ended June 30, 2009 were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

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

As of June 30, 2010 and December 31, 2009, the Company had forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $256 million and $289 million, respectively. Estimates of the fair values of these contracts are based on quoted market prices. The maximum length of time over which the Company hedges the variability in future cash flows for forecasted transactions is up to one year from the date of the forecasted transaction. During the three months ended June 30, 2009, all foreign currency forward contracts entered into by the Debtors were terminated or settled for a gain of approximately $4 million, which was recorded as an adjustment to “Accumulated other comprehensive income” and has been reclassified to the consolidated statement of operations as the hedged transactions affected the Company’s results of operations.

The Company’s foreign currency instruments are classified as Level 2, “Other Observable Inputs” in the fair value hierarchy and are measured at fair value on a recurring basis and are represented by an asset of $2 million and a liability of $2 million as of June 30, 2010. These financial instruments are valued under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated as hedging instruments are included in the Company’s consolidated balance sheets at June 30, 2010 and December 31, 2009 as follows:

	Assets			Liabilities
Risk Hedged	Classification	2010	2009	Classification	2010	2009
	(Dollars in Millions)

Foreign currency	Other current assets	$5	$2	Other current assets	$3	$2
Foreign currency	Other current liabilities	1	—	Other current liabilities	3	—

		$6	$2		$6	$2

The impact of derivative financial instruments on the Company’s financial statements, as recorded in “Cost of sales,” for the three months ended June 30, 2010 and 2009 is as follows:

	Amount of Gain (Loss)
	Recorded		Reclassified from
	in AOCI		AOCI into Income		Recorded in Income
	2010	2009	2010	2009	2010	2009
	(Dollars in Millions)

Foreign currency risk
Cash flow hedges	$(5)	$6	$(1)	$1	$—	$—
Non-designated cash flow hedges	—	—	—	—	(3)	(2)

Total	$(5)	$6	$(1)	$1	$(3)	$(2)

Interest rate risk
Cash flow hedges	$—	$10	$—	$(13)	$—	$—

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Fair Value Measurements and Financial Instruments — (Continued)

The impact of derivative financial instruments on the Company’s financial statements, as recorded in “Cost of sales,” for the six months ended June 30, 2010 and 2009 is as follows:

	Amount of Gain (Loss)
	Recorded		Reclassified from
	in AOCI		AOCI into Income		Recorded in Income
	2010	2009	2010	2009	2010	2009
	(Dollars in Millions)

Foreign currency risk
Cash flow hedges	$—	$(1)	$2	$(7)	$—	$—
Non-designated cash flow hedges	—	—	—	—	(1)	1

Total	$—	$(1)	$2	$(7)	$(1)	$1

Interest rate risk
Fair value hedges	$—	$—	$—	$—	$—	$2
Cash flow hedges	—	7	—	(15)	—	—

Total	$—	$7	$—	$(15)	$—	$2

Concentrations of Credit Risk

Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty, and through monitoring counterparty credit risks. The Company’s concentration of credit risk related to derivative contracts at June 30, 2010 was not significant.

With the exception of the customers below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at June 30, 2010 and December 31, 2009, respectively.

	June 30	December 31
	2010	2009

Ford and affiliates	23%	22%
Hyundai Motor Company	15%	17%
Hyundai Mobis Company	13%	14%
PSA Peugeot Citroën	7%	10%

Management periodically performs credit evaluations of its customers and generally does not require collateral.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Commitments and Contingencies

Guarantees

The Company has guaranteed approximately $29 million for lease payments related to its subsidiaries. In connection with the January 2009 PBGC Agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million.

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

In June of 2009, the UK Pensions Regulator advised the Administrators of the UK Debtor that it was investigating whether there were grounds for regulatory intervention under various provisions of the UK Pensions Act 2004 in relation to an alleged funding deficiency in respect of the UK Debtor pension plan. That investigation is ongoing and the Debtors have been cooperating with the UK Pensions Regulator. In October of 2009, the trustee of the UK Debtor pension plan filed proofs of claim against each of the Debtors asserting contingent and unliquidated claims pursuant to the UK Pensions Act 2004 and the UK Pensions Act 1995 for liabilities related to a funding deficiency of the UK Debtor pension plan of approximately $555 million as of March 31, 2009. The trustee of the Visteon Engineering Services Limited (“VES”) pension plan also submitted proofs of claim against each of the Debtors asserting contingent and unliquidated claims pursuant to the UK Pensions Act 2004 and the UK Pensions Act 1995 for liabilities related to an alleged funding deficiency of the VES pension plan of approximately $118 million as of March 31, 2009. The Debtors dispute that any basis exists for the UK Pensions Regulator to seek contribution or financial support from any of the affiliated entities outside the UK with respect to their claims, and the Debtors believe that these claims will not ultimately be allowed. On April 9, 2010, the Debtors filed an objection to the UK Debtor Pension Trustees Limited’s proofs of claim filed against the Debtors. On May 11, 2010, the UK Debtor Pension Trustees Limited, the creditors’ committee, and the Debtors entered in a stipulation whereby the UK Debtor Pension Trustees Limited agreed to withdraw all claims asserted against the Debtors with prejudice, which the Court approved on May 12, 2010.

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

In December of 2009, the Court granted the Debtors’ motion in part authorizing them to terminate or amend certain postretirement employee benefits, including health care and life insurance. On December 29, 2009, the IUE-CWA, the Industrial Division of the Communications Workers of America, AFL-CIO, CLC, filed a notice of appeal of the Court’s order with the District Court. On March 30, 2010, the District Court affirmed the Court’s order in all respects. On April 1, 2010, the IUE filed a notice of appeal, and subsequently a motion for expedited treatment of the appeal and for a stay pending appeal, with the Circuit Court. On April 13, 2010, the Circuit Court granted the motion to expedite and denied the motion for stay pending appeal. On July 13, 2010, the Circuit Court reversed the order of the District Court and the Court and directed the District Court to, among other things, direct the Court to order the Company to take whatever action is necessary to immediately restore all terminated or modified benefits to their pre-termination/modification levels. On July 27, 2010, the Company filed a Petition for Rehearing or Rehearing En Banc requesting that the Circuit Court grant a rehearing to review the panel’s decision, which is pending. See Note 12, “Employee Benefits,” for further discussion of the impacts of this matter.

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

The following table provides a reconciliation of changes in product warranty and recall liability for the six months ended June 30, 2010 and 2009:

	Product Warranty
	and Recall
	2010	2009
	(Dollars in Millions)

Beginning balance	$79	$100
Accruals for products shipped	15	13
Changes in estimates	(4)	(8)
Settlements	(11)	(15)

Ending balance	$79	$90

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

The Company is aware of contamination at some of its properties and relating to various third-party superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites and at June 30, 2010, had recorded an accrual of approximately $1 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Although the Company believes its accrual is adequate based on current information, the Company cannot provide assurance that the eventual environmental investigation, cleanup costs and related liabilities will not exceed the amount of its current accrual.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at June 30, 2010 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

Overview of Segments

•	Climate: The Climate product group manufactures climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems.

•	Electronics: The Electronics product group manufactures audio systems, infotainment systems, driver information systems, powertrain and feature control modules, climate controls, electronic control modules and lighting.

•	Interiors: The Interiors product group manufactures instrument panels, cockpit modules, door trim and floor consoles.

•	Services: The Company’s Services operations provide a centralized administrative function to monitor and facilitate various transition services in support of divestiture transactions, principally related to ACH.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Segment Information — (Continued)

Segment Net Sales, Gross Margin and Operating Assets

	Net Sales
			Six Months		Gross Margin
	Three Months Ended		Ended		Three Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
	2010	2009	2010	2009	2010	2009	2010	2009
	(Dollars in Millions)

Climate	$855	$591	$1,625	$1,082	$(20)	$50	$206	$79
Electronics	532	464	1,111	870	102	23	243	32
Interiors	570	472	1,132	900	22	6	72	12
Eliminations	(68)	(45)	(133)	(75)	—	—	—	—

Total products	1,889	1,482	3,735	2,777	104	79	521	123
Services	56	87	114	144	—	1	1	2

Total consolidated	$1,945	$1,569	$3,849	$2,921	$104	$80	$522	$125

	Inventories, net		Property and Equipment, net
	June 30	December 31	June 30	December 31
	2010	2009	2010	2009
	(Dollars in Millions)

Climate	$190	$153	$733	$774
Electronics	104	104	486	525
Interiors	55	56	191	291
Central/Elimination	2	6	—	—

Total segments	351	319	1,410	1,590
Reconciling Item Corporate	—	—	311	346

Total consolidated	$351	$319	$1,721	$1,936

Reconciling Item and Reclassification

Certain adjustments are necessary to reconcile segment information to the Company’s consolidated amounts. Corporate reconciling items are related to the Company’s technical centers, corporate headquarters and other administrative and support functions. Segment information for the quarterly and year-to-date periods ended June 30, 2009 and as of December 31, 2009 has been recast to reflect the Company’s facility located in Sao Paulo, Brazil as part of the Interiors segment. Previously, this facility was reported as part of the Electronics segment. This operation has been reclassified consistent with the Company’s current management reporting structure.

NOTE 19.	Subsequent Event

On July 26, 2010, the Company, Visteon Global Technologies, Inc., ACH and Ford entered into an agreement to terminate, effective August 31, 2010, each of (i) the Master Services Agreement, dated September 30, 2005 (as amended); (ii) the Visteon Salaried Employee Lease Agreement, dated October 1, 2005 (as amended); and, (iii) the Visteon Hourly Employee Lease Agreement, dated October 1, 2005 (as amended). The termination of these agreements is subject to the approval of the Court as well as other conditions.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Subsequent Event — (Continued)

From the effective date of the ACH Transactions, the Company has provided transition services to ACH under these agreements, including the supply of leased personnel, certain information technology and other services to enable ACH to conduct its business. The Company recorded services revenue, which approximated the Company’s cost, in connection with these agreements of $53 million and $105 million for the three and six-month periods ended June 30, 2010. While the services provided by the Company to ACH under these agreements comprise the substantial majority of the Company’s current Services operations, the Company has previously provided similar transition services in support of other divestiture transactions and continues to do so.

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

On May 6, 2010, the Company entered into an Equity Commitment Agreement (the “ECA”) with a group of investors (together, the “Investors”), which provides, among other things, that the Company will conduct a rights offering whereby certain holders of existing unsecured notes of the Company may elect to purchase shares of the common stock of the reorganized Visteon, and the Investors severally agree to purchase shares of the common stock of the reorganized Visteon and any shares not purchased in connection with the rights offering. The Company also entered into a Plan Support Agreement (“PSA”) with holders of more than two-thirds in amount of the 12.25% senior notes claims and two-thirds in aggregate amount of the 7.00% senior notes claims and the 8.25% senior notes claims, pursuant to which such holders will support the fourth amended joint plan of reorganization (the “Fourth Amended Plan”), except in certain limited circumstances. These agreements were approved by the Court on June 17, 2010. The ECA has been included as an exhibit to this Quarterly Report on Form 10-Q to provide investors and security holders with information regarding its terms. The terms of the ECA (such as the representations and warranties) govern the contractual rights and relationships, and allocate risks, between the parties thereto and may be subject to important limitations and qualifications as set forth therein, including a contractual standard of materiality different from that generally applicable under federal securities laws. The filing of the ECA as an exhibit is not intended to provide any factual information about the Company other than the terms of the ECA itself.

On June 24, 2010, the Debtors filed the Fourth Amended Plan and related fourth amended disclosure statement (the “Fourth Amended Disclosure Statement”) with the Court. The Debtors filed a revised Fourth Amended Disclosure Statement on June 30, 2010. The Fourth Amended Plan and Fourth Amended Disclosure Statement as filed with the Court outline a proposal for the settlement of claims against the estate of the Debtors based on an estimate of the overall enterprise value. The Fourth Amended Plan is comprised of two mutually exclusive sub plans — the Rights Offering Sub Plan and the Claims Conversion Sub Plan. The Debtors will seek to consummate the Rights Offering Sub Plan in the event that up to $1.25 billion in new capital can be raised by the Investors and certain exit financing loans can be obtained by the Debtors. Under the Rights Offering Sub Plan, the term lenders’ secured claims would be paid in cash; the holders of the 12.25% senior notes, 7.00% senior notes and 8.25% senior notes together would receive between 4.9% and 5% of the distributable equity of reorganized Visteon and eligible holders thereof would be entitled to participate in the rights offering for between 93.1% and 95% of reorganized Visteon common stock (non-eligible holders would receive the lesser of $50 million or 40% of their allowed claim amount); holders of the 12.25% senior notes would also receive warrants to purchase reorganized Visteon common stock at an exercise price of $9.66 per share; and most holders of general unsecured claims would receive the lesser of their pro rata share of $141 million or 50% of their allowed claim amount. Holders of Visteon common stock would not be entitled to receive a distribution unless their class votes to accept the Fourth Amended Plan, in which case, the holders would receive 2% of the distributable equity and warrants to purchase shares of reorganized Visteon common stock.

Under the Claims Conversion Sub Plan, the following percentages of reorganized Visteon common stock would be distributed in satisfaction of claims: the secured term lenders would receive between 84.9% and 86.2%, the holders of the 12.25% senior notes would receive between 6.3% and 6.5%, the holders of the 7.00% and 8.25% senior notes would receive between 7.5% and 8.6%. Most holders of general unsecured claims would receive the lesser of their pro rata share of $141 million or 50% of their allowed claim amount. The Claims Conversion Sub Plan does not provide for any recovery to holders of the Company’s existing equity securities.

On July 28, 2010 the Company signed a letter agreement (the “Letter Agreement”) with the four financial institutions comprising a steering committee of the Company’s term loan lenders and the agent for the Company’s term loan facility, in which the steering committee and the agent affirmed their support of the Company’s Fourth Amended Plan. Pursuant to the Letter Agreement, holders of a majority of the $1.5 billion term loan (i.e., approximately 55 percent of the outstanding amount), including members of the steering committee as well as several other large term loan lenders, agreed to vote in favor of the Fourth Amended Plan. In addition, the steering committee has agreed to recommend voting in favor of the Fourth Amended Plan to the remaining term loan lenders. The term loan agent also agreed, at the direction of a majority of the term loan lenders, to cease all litigation efforts it is undertaking in connection with confirmation of the Fourth Amended Plan (including all of its discovery efforts), if the term lenders class votes to accept the Plan, and to withdraw with prejudice its currently pending appeal of the ECA and bondholder PSA. Finally, the term loan agent agreed to provide affirmative support of the Fourth Amended Plan throughout the remainder of the Chapter 11 Proceedings including at the confirmation hearing, if the term lenders class votes to accept the Plan.

As part of the Letter Agreement, the Company acknowledged that the Fourth Amended Plan will provide term lenders with post-petition interest at the default rate set forth in the term loan credit agreement through the effective date of the Fourth Amended Plan (or such date payment of the term loan facility claim is made) on amounts due and owing under the term loan credit agreement from and as of the Petition Date. As of June 30, 2010 this amount of post-petition interest is estimated to be approximately $122 million. Additionally, the Company agreed to support compensation to the term lenders for certain professional fees and expenses. Preliminary voting results indicate that the term lender class has voted to accept the Fourth Amended Plan.

In August of 2010, the Company entered into an agreement with the Investors and the Ad Hoc Equity Committee (“AHEC”), pursuant to which the AHEC agreed to support and vote in favor of the Fourth Amended Plan, without any modifications to the Fourth Amended Plan, as well as withdraw its legal challenges to the Fourth Amended Plan, the ECA and supporting agreements, in exchange for the right to participate in the direct purchase commitment under the ECA for 144,456 shares and the payment on the date of the Company’s exit from bankruptcy of up to $4.25 million of certain costs and expenses of the members of the AHEC and their respective advisors.

The Court approved the adequacy of the Fourth Amended Disclosure Statement on June 28, 2010, and the Debtors have completed the process of soliciting approval of the Fourth Amended Plan from eligible stakeholders. The Court has reserved August 31, 2010 to commence a hearing to confirm the Fourth Amended Plan to the extent that each class of unsecured claims and interests in Visteon votes to accept the plan pursuant to section 1126 of the Bankruptcy Code. To the extent that any such class does not vote to accept the Fourth Amended Plan, the hearing to confirm the Fourth Amended Plan is currently scheduled to begin on September 28, 2010. Preliminary voting results indicate that the Fourth Amended Plan is fully consensual on a class basis as all creditor and equity classes have voted to accept the Plan. Based on such preliminary voting results, the Company expects to go forward with the confirmation hearing on August 31, 2010.

Also, the subscription deadline for the Company’s $950 million rights offering to eligible holders of its unsecured senior notes has now passed and preliminary results indicate that the rights offering has been oversubscribed. For further information, please refer to Note 4, “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code,” to the Company’s consolidated financial statements included herein.

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

Second Quarter and Year to Date 2010 Financial Overview

	Three Months Ended			Six Months Ended
	June 30			June 30
	2010	2009	Change	2010	2009	Change
	(Dollars in Millions)

Net Sales	$1,945	$1,569	$376	$3,849	$2,921	$928
Product Sales	1,889	1,482	407	3,735	2,777	958
Gross Margin	104	80	24	522	125	397
Net (Loss) Income	(177)	(99)	(78)	71	(90)	161
Adjusted EBITDA*	166	73	93	327	95	232
Cash provided from (used by) Operations	133	40	93	173	(235)	408
Free Cash Flow*	92	7	85	107	(293)	400

*	The terms included in the table above constitute Non-GAAP measures and are explained and reconciled to their nearest respective GAAP measure in the following text.

The Company’s consolidated net sales during the three months ended June 30, 2010 increased $376 million or 24% when compared to the same period of 2009, including an increase in product sales of $407 million, which was partially offset by a decrease of $31 million in services revenue. The increase in product sales includes $408 million associated with higher OEM production volumes, and $64 million of favorable currency primarily related to the Korean Won, partially offset by plant divestitures and closures of $81 million and net price reductions.

The Company’s consolidated net sales during the six months ended June 30, 2010 increased $928 million or 32% when compared to the same period of 2009, including an increase in product sales of $958 million, which was partially offset by a decrease of $30 million in services revenue. Significant production volume increases across all key customers globally resulted in an increase of $901 million, while favorable currency of $210 million, primarily related to the strengthening of the Korean Won and the Euro, further increased sales. These increases were partially offset by plant divestitures and closures of $160 million and net price reductions.

The Company’s gross margin was $104 million for the three-month period ended June 30, 2010, compared with $80 million in the same period of 2009, representing an increase of $24 million. The increase includes $112 million associated with higher production levels, $15 million associated with customer accommodation and support agreements, $11 million of net cost reductions including restructuring savings and a customer commercial settlement for $6 million. These increases were partially offset by a net $75 million charge associated with the termination of Company-paid benefits under certain U.S. other postretirement employee benefit (“OPEB”) plans, unfavorable currency of $28 million, plant closures and divestitures of $17 million and other net cost increases.

The Company’s gross margin for the six-month period ended June 30, 2010 was $522 million, compared with $125 million in the same period of 2009, representing an increase of $397 million. The increase includes $273 million associated with higher production levels, $177 million net benefit associated with the termination of Company-paid benefits under certain U.S. OPEB plans, $43 million associated with customer accommodation and support agreements, $25 million of net cost reductions including restructuring savings and a customer commercial settlement for $6 million. These increases were partially offset by $60 million of unfavorable currency, the non-recurrence of a favorable customer settlement in 2009 of $27 million, plant closures and divestitures of $23 million, employee benefit litigation of $17 million and other net cost increases.

Net losses were $177 million and $99 million for the three-month periods ended June 30, 2010 and 2009, respectively, representing an increase of $78 million. Net income was $71 million for the six-month period ended June 30, 2010, representing an increase of $161 million when compared with the net loss of $90 million for the same period of 2009. During the second quarter of 2010, the Company recorded $122 million of prior contractual interest expense related to the seven-year secured term loans because it became probable that the interest would become an allowed claim in connection with the execution of the Letter Agreement. The Company reported Adjusted EBITDA of $166 million and $327 million for the three and six-month periods ended June 30, 2010, representing increases of $93 million and $232 million, respectively when compared with Adjusted EBITDA of $73 million and $95 million for the same periods of 2009. The Company’s Adjusted EBITDA has improved in both the three and six-month periods of 2010 as compared with 2009 due in large part to higher production levels.

Adjusted EBITDA is presented as a supplemental measure of the Company’s financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company’s continuing operating activities across reporting periods. The Company defines Adjusted EBITDA as net (loss) income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of asset impairments, gains or losses on divestitures, net restructuring expenses and other reimbursable costs, certain non-recurring employee charges and benefits, reorganization items and other non-operating gains and losses. Not all companies use identical calculations, so the Company’s presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States (“GAAP”) and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. In addition, the Company uses Adjusted EBITDA (i) as a factor in incentive compensation decisions, (ii) to evaluate the effectiveness of the Company’s business strategies and (iii) because the Company’s credit agreements use measures similar to Adjusted EBITDA to measure compliance with certain covenants.

A reconciliation of net (loss) income to Adjusted EBITDA is provided in the following table.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in Millions)

Net (loss) income attributable to Visteon	$(201)	$(112)	$32	$(110)
Interest expense, net	126	45	129	96
Provision for income taxes	50	31	75	45
Depreciation and amortization	67	84	140	162
Impairments and net transaction gains and losses	4	—	25	(95)
Restructuring and other related costs, net	6	18	2	(10)
Net OPEB and other employee charges	75	—	(145)	—
Reorganization items	39	7	69	7

Adjusted EBITDA	$166	$73	$327	$95

As of June 30, 2010 the Company had total cash of $1.2 billion, including restricted cash of $181 million, representing an increase in total cash from December 31, 2009 of approximately $65 million. Total cash of the Debtors was approximately $562 million as of June 30, 2010 of which approximately $174 million was restricted. For the six months ended June 30, 2010 the Company generated $173 million of cash from operations, compared to a use of $235 million for the same period of 2009. The improvement was primarily attributable to improved operating results, as adjusted for non-cash items and customer accommodation and support agreement payments, partially offset by bankruptcy related professional fee payments. The Company generated Free Cash Flow of $107 million during the six months ended June 30, 2010, compared with a use of $293 million in the same period of 2009.

Free Cash Flow is presented as a supplemental measure of the Company’s liquidity that management believes is useful to investors in analyzing the Company’s ability to service and repay its debt. The Company defines Free Cash Flow as cash flow from operating activities less capital expenditures. Not all companies use identical calculations, so this presentation of Free Cash Flow may not be comparable to other similarly titled measures of other companies.

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

A reconciliation of Free Cash Flow to cash provided from (used by) operating activities is provided in the following table.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in Millions)

Cash provided from (used by) operating activities	$133	$40	$173	$(235)
Capital expenditures	(41)	(33)	(66)	(58)

Free Cash Flow	$92	$7	$107	$(293)

Results of Operations

Three Months Ended June 30, 2010 and 2009

	Net Sales			Gross Margin
	2010	2009	Change	2010	2009	Change
	(Dollars in Millions)

Climate	$855	$591	$264	$(20)	$50	$(70)
Electronics	532	464	68	102	23	79
Interiors	570	472	98	22	6	16
Eliminations	(68)	(45)	(23)	—	—	—

Total product	1,889	1,482	407	104	79	25
Services	56	87	(31)	—	1	(1)

Total consolidated	$1,945	$1,569	$376	$104	$80	$24

Net Sales

Net sales for the Climate product group were $855 million for the quarter ended June 30, 2010, compared with $591 million for the same period of 2009, representing an increase of $264 million or 45%. Higher production volumes in all regions increased net sales by $221 million. The Company’s Climate operations in Asia, North America and Europe contributed $105 million, $69 million and $35 million, respectively, to this increase, which is primarily related to Hyundai/Kia and Ford. Favorable currency, primarily related to the Korean Won, further increased sales by $41 million.

Net sales for Electronics were $532 million in the second quarter of 2010, compared with $464 million for the second quarter of 2009, representing an increase of $68 million or 15%. Higher global production volumes increased net sales by $106 million, including $64 million in Europe and $21 million in Asia. The closure of the Company’s Lansdale, Pennsylvania (North Penn) facility in 2010 reduced net sales by $23 million during the quarter ended June 30, 2010, while unfavorable currency and customer price reductions further reduced net sales.

Net sales for Interiors were $570 million in the second quarter of 2010, compared with $472 million for the second quarter of 2009, representing an increase of $98 million or 21%. Higher production volumes in all regions increased sales by $111 million, while favorable currency, primarily related to the strengthening of the Korean Won and Brazilian Real and partially offset by Euro, further increased sales by $32 million. Net sales also increased during the second quarter of 2010 as a result of a $6 million commercial settlement with a customer in Europe. The divestiture and/or closure of the Company’s North American Interiors facilities supporting Nissan and Chrysler, combined with effect of the sale of the Company’s Atlantic facility, resulted in a $56 million decline in sales.

Services revenues primarily relate to information technology, engineering, administrative and other business support services provided by the Company to ACH, under the terms of various agreements with ACH. Such services are generally provided at an amount that approximates cost. Total services revenues were $56 million in the second quarter of 2010, compared with $87 million in 2009. The decline in services revenue represents lower ACH utilization of the Company’s services in connection with the terms of various agreements. On July 26, 2010, the Company, Visteon Global Technologies, Inc., Automotive Components Holdings, LLC, (“ACH”) and Ford Motor Company (“Ford”) entered into an agreement to terminate, effective August 31, 2010, each of (i) the Master Services Agreement, dated September 30, 2005 (as amended); (ii) the Visteon Salaried Employee Lease Agreement, dated October 1, 2005 (as amended); and, (iii) the Visteon Hourly Employee Lease Agreement, dated October 1, 2005 (as amended). The termination of these agreements is subject to the approval of the Court as well as other conditions. From the effective date of the ACH Transactions, the Company has provided transition services to ACH under these agreements, including the supply of leased personnel, certain information technology and other services to enable ACH to conduct its business.

Gross Margin

Gross margin for Climate was a loss of $20 million in the second quarter of 2010, compared with $50 million in the second quarter of 2009, representing a decrease of $70 million. Higher global production volumes, net of the impact of plant closures, increased margin $59 million. However, the Climate product group was adversely impacted during the second quarter of 2010 by the reinstatement of $116 million of other postretirement employee benefits previously terminated for certain former employees of the Company’s Connersville and Bedford, Indiana facilities pursuant to a ruling of the United States Court of Appeals for the Third Circuit. Gross margin for the Climate product group was further reduced by $11 million for unfavorable currency.

Gross margin for Electronics was $102 million in the second quarter of 2010, compared with $23 million in the second quarter of 2009, representing an increase of $79 million. Net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities and the benefits associated with the termination of Company-paid benefits under certain U.S. OPEB plans improved gross margin by $77 million. Higher global production volumes, net of the impact of plant closures, increased gross margin by $16 million. Currency reduced gross margin by $14 million, primarily related to the strengthening of the Mexican Peso and Brazilian Real and the weakening of the Euro. The Company’s Electronics product group continues to incur increased costs associated with premium shipping and manufacturing inefficiencies related to semiconductor material supply shortages. While the Company is working with its customers and suppliers to manage the industry supply shortage, this condition is expected to continue into the foreseeable future. No assurance can be provided that the Company will be successful in managing this shortage and if the Company was to experience a significant or prolonged shortage of critical components and could not otherwise procure necessary components, the Company would be unable to meet its production schedules for some of its key products. Failing to meet production schedules would adversely affect the Company’s results of operations, financial position and cash flows.

Gross margin for Interiors was $22 million in the second quarter of 2010, compared with $6 million in the second quarter of 2009, representing an increase of $16 million. Global production volume improvement, net of the impact of plant closures, increased gross margin by $21 million. Currency reduced gross margin by $3 million, primarily related to the weakening of the Euro.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $88 million in the second quarter of 2010, compared with $97 million in the second quarter of 2009, a decrease of $9 million. The reduction includes $13 million related to net cost efficiencies resulting from the Company’s ongoing restructuring activities and $9 million related to the non-recurrence of 2009 professional fees, partially offset by $6 million of increased employee costs, $5 million related to the non-recurrence of prior year bad debt recovery and employee benefit plan curtailment gains and $2 million associated with unfavorable currency.

Reorganization Items

Costs directly attributable to the Chapter 11 Proceedings were $39 million for the three months ended June 30, 2010, compared to $7 million for the same period of 2009, representing an increase of $32 million. The increase is primarily related to professional service fees.

Restructuring Expenses

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the three months ended June 30, 2010. The Company’s restructuring expenses are primarily related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Central	Total
		(Dollars in Millions)

March 31, 2010	$16	$—	$7	$3	$26
Expenses	4	1	2	2	9
Currency exchange	(2)	—	—	—	(2)
Utilization	—	—	(5)	(3)	(8)

June 30, 2010	$18	$1	$4	$2	$25

During the second quarter of 2010, the Company recorded approximately $4 million in employee severance and termination benefits related to the closure of a European Interiors facility. Additionally, the Company recorded approximately $5 million, including $3 million in employee severance and termination benefit costs and $2 million in equipment move and relocation costs, related to facility wind down and consolidation actions in connection with customer accommodation and support agreements.

Utilization of $8 million includes $6 million of payments for severance and other employee termination benefits and $2 million related to equipment move and relocation costs.

Asset Impairments and Loss on Divestitures

In June 2010, the Company reached an agreement to sell its entire 46.6% interest in the shares Toledo Molding & Die, Inc. (“TMD”), a supplier of interior components, for proceeds of approximately $10 million. This agreement was subsequently approved by the Court on July 15, 2010. Accordingly, the Company recorded an impairment charge of approximately $4 million, representing the difference between the carrying value of the Company’s investment in TMD and the expected share sale proceeds, during the second quarter of 2010 for the resulting “other than temporary” impairment of its investment in TMD.

Interest

Interest expense was $129 million for the quarterly period ended June 30, 2010 compared to $47 million for the same period of 2009. The increase in interest expense includes $122 million of prior contractual interest expense related to the seven-year secured term loans that was recorded during the second quarter of 2010 because it became probable that the interest would become an allowed claim in connection with the execution of the Letter Agreement. This increase was partially offset by $26 million related to interest on pre-petition debt that the Company recorded prior to the May 28, 2009 petition date and the non-recurrence of $14 million of losses on the termination of interest rate swaps from the second quarter of 2009. Interest income was approximately $3 million for the three-month period ended June 30, 2010, compared to $2 million for the same period of 2009, due to higher global cash balances in 2010.

Contractual interest represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. The Company ceased recording interest expense on outstanding pre-petition debt instruments classified as liabilities subject to compromise from the May 28, 2009 petition date as such amounts of contractual interest were not being paid and were not determined to be probable of being an allowed claim. Contractual interest expense for the three month period ended June 30, 2010 was $55 million. Adequate protection amounts pursuant to the cash collateral order of the Court, and as related to the ABL Credit Agreement have been classified as “Interest expense” on the Company’s consolidated statement of operations.

Equity in Net Income of Non-consolidated Affiliates

Equity in net income of non-consolidated affiliates of $35 million represents an increase of $16 million when compared to the same period of 2009. The increase is principally attributable to higher OEM production levels driven by government stimulus programs, particularly in China. The increase was primarily attributable to Yanfeng Visteon Automotive Trim Systems Co, Ltd. and its related affiliates.

Income Taxes

The provision for income taxes of $50 million for the second quarter of 2010, represents an increase of $19 million when compared with $31 million in the same period of 2009. The increase in tax expense is primarily attributable to overall higher earnings in those countries where the Company is profitable, which includes the year-over-year impact of changes in the mix of earnings and differing tax rates between jurisdictions.

Six Months Ended June 30, 2010 and 2009

	Net Sales			Gross Margin
	2010	2009	Change	2010	2009	Change
	(Dollars in Millions)

Climate	$1,625	$1,082	$543	$206	$79	$127
Electronics	1,111	870	241	243	32	211
Interiors	1,132	900	232	72	12	60
Eliminations	(133)	(75)	(58)	—	—	—

Total products	3,735	2,777	958	521	123	398
Services	114	144	(30)	1	2	(1)

Total consolidated	$3,849	$2,921	$928	$522	$125	$397

Net Sales

Net sales for Climate were $1,625 million for the six months ended June 30, 2010, compared with $1,082 million for the same period of 2009, representing an increase of $543 million or 50%. Higher production volumes in all regions improved sales by $459 million, including $241 million, $125 million and $86 million in Asia, North America and Europe, respectively. Additionally, favorable currency, primarily related to the Korean Won, increased sales $104 million. Plant closures, including the Company’s Basildon, UK, Belfast, UK, and Springfield, Ohio facilities reduced sales $18 million.

Net sales for Electronics were $1,111 million for the six months ended June 30, 2010, compared with $870 million for the first half of 2009, representing an increase of $241 million or 28%. Higher global production volumes increased sales by $270 million, including $155 million and $43 million in Europe and Asia, respectively. Favorable currency increased sales $13 million, primarily related to the Euro. The closure of the Company’s Lansdale, Pennsylvania (North Penn) facility in 2010 reduced sales by $34 million and net customer price reductions further reduced sales.

Net sales for Interiors were $1,132 million in the first half of 2010, compared with $900 million for the first half of 2009, representing an increase of $232 million or 26%. Higher production volumes in all regions increased sales by $254 million while favorable currency, primarily related to the Euro, further increased sales by $94 million. The divestiture and/or closure of the Company’s North American Interiors facilities supporting Nissan and Chrysler, combined with effect of the closure of the Company’s Enfield, UK facility and Atlantic facility, resulted in a $108 million decline in sales.

Services revenues primarily relate to information technology, engineering, administrative and other business support services provided by the Company to ACH, under the terms of various agreements with ACH. Such services are generally provided at an amount that approximates cost. Total services revenues were $114 million in the first half of 2010, compared with $144 million for the same period in 2009. The decline in services revenue represents lower ACH utilization of the Company’s services in connection with the terms of various agreements.

Gross Margin

Gross margin for Climate was $206 million for the six months ended June 30, 2010, compared with $79 million in the same period of 2009, representing an increase of $127 million. Higher global production volumes, net of the impact of plant closures, increased gross margin by $127 million, while net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities and the net benefits associated with the termination of Company-paid benefits under certain U.S. OPEB plans further improved gross margin by $25 million. Currency reduced gross margin by $25 million, primarily related to the Korean Won.

Gross margin for Electronics was $243 million for the six months ended June 30, 2010, compared with $32 million in the first half of 2009, representing an increase of $211 million. Net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities and the benefits associated with the termination of Company-paid benefits under certain U.S. OPEB plans improved gross margin by $172 million. Higher global production volumes, net of the impact of plant closures, increased gross margin by $67 million. Currency reduced gross margin by $28 million, primarily related to the strengthening of the Mexican Peso, Czech Koruna, Euro and Brazilian Real.

Gross margin for Interiors was $72 million in the first half of 2010, compared with $12 million in the first half of 2009, representing an increase of $60 million. Global production volume improvement, net of the impact of plant closures, increased gross margin by $57 million. Net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities and the benefits associated with the termination of Company-paid benefits under certain U.S. OPEB plans improved gross margin by $37 million. The non-recurrence of a favorable customer settlement in 2009 reduced margin by $27 million. Currency further reduced gross margin by $7 million, primarily related to the Korean Won.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $201 million in the first half of 2010, compared with $205 million in the first half of 2009, a decrease of $4 million. The reduction includes $32 million related to net cost efficiencies resulting from the Company’s ongoing restructuring activities and $19 million related to the non-recurrence of 2009 professional fees. These reductions were partially offset by $23 million of increased employee compensation costs, $14 million of actuarial losses associated with the termination of Company-paid benefits under certain U.S. OPEB plans and $8 million associated with unfavorable currency.

Reorganization Items

Costs directly attributable to the Chapter 11 Proceedings were $69 million for the six months ended June 30, 2010, compared to $7 million for the six months ended June 30, 2009, for an increase of $62 million. This increase includes $52 million related to professional service fees, $6 million related to settlement agreements authorized by the Court and $4 million of allowed amounts under executory contract rejection claims.

Restructuring Expenses

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the six months ended June 30, 2010. The Company’s restructuring expenses are primarily related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Central	Total
	(Dollars in Millions)

December 31, 2009	$21	$—	$16	$2	$39
Expenses	5	1	5	6	17
Currency exchange	(3)	—	—	—	(3)
Utilization	(5)	—	(17)	(6)	(28)

June 30, 2010	$18	$1	$4	$2	$25

During the first half of 2010, the Company recorded $17 million of restructuring expenses, including $6 million of employee severance and termination benefits to streamline corporate administrative and support functions; $4 million of employee severance and termination benefits related to the closure of a European Interiors facility; $4 million of equipment move and relocation costs; $2 million of employee severance and termination benefits related to previously announced actions in connection with customer accommodation and support agreements; and approximately $1 million of additional employee severance and termination benefits related to a customer support agreement.

Utilization of $28 million includes $22 million of payments for severance and other employee termination benefits, $4 million for payment of equipment move and relocation costs and $2 million of special termination benefits reclassified to pension and other postretirement employee benefit liabilities.

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

Asset Impairments and Loss on Divestitures

In June 2010, the Company reached an agreement to sell its entire 46.6% interest in the shares Toledo Molding & Die, Inc. (“TMD”) for proceeds of approximately $10 million. This agreement was subsequently approved by the Court on July 15, 2010. Accordingly, the Company recorded an impairment charge of approximately $4 million, representing the difference between the carrying value of the Company’s investment in TMD and the expected share sale proceeds, during the second quarter of 2010 for the resulting “other than temporary” impairment of its investment in TMD.

On March 8, 2010, the Company completed the sale of substantially all of the assets of Atlantic Automotive Components, L.L.C., (“Atlantic”) to JVIS Manufacturing LLC, an affiliate of Mayco International LLC. During 2009, Atlantic operated on a break-even basis on sales of approximately $35 million. The Company recorded losses of approximately $21 million in connection with the sale of Atlantic assets during the first quarter of 2010.

Interest

Interest expense was $135 million for the six months ended June 30, 2010 compared to $102 million for the same period of 2009. The increase in interest expense includes $122 million of prior contractual interest on the seven-year term loans, partially offset by the Company ceasing to record interest expense on debt instruments as of the May 28, 2009 petition date and the non-recurrence of debt waiver fees and losses from the termination of interest rate swaps during 2009.

Equity in Net Income of Non-consolidated Affiliates

Equity in net income of non-consolidated affiliates of $65 million represents an increase of $39 million when compared to the same period of 2009. The increase is principally attributable to higher OEM production levels driven by government stimulus programs, particularly in China. The increase was primarily attributable to Yanfeng Visteon Automotive Trim Systems Co, Ltd. and its related affiliates.

Income Taxes

The provision for income taxes of $75 million for the first half of 2010, represents an increase of $30 million when compared with $45 million in the same period of 2009. The increase in tax expense is primarily attributable to overall higher earnings in those countries where the Company is profitable, which includes the year-over-year impact of changes in the mix of earnings and differing tax rates between jurisdictions, offset by a net reduction in unrecognized tax benefits year-over-year.

Cash Flows

Operating Activities

Cash provided from operating activities during the first half of 2010 totaled $173 million, compared with a use of $235 million for the same period in 2009. The increase is primarily due to improved operating results, as adjusted for non-cash items, the accrual of post-petition interest on the seven-year term loans, customer accommodation and support agreement payments and lower restructuring cash payments, partially offset by bankruptcy professional fee payments, higher trade working capital outflow and non-recurrence of a 2009 reduction in recoverable tax assets.

Investing Activities

Cash used by investing activities was $43 million during the first half of 2010, compared with $65 million for the same period in 2009. The decrease resulted from proceeds associated with the sale of the Company’s Interiors operations located in Highland Park, Michigan and Saltillo, Mexico and the non-recurrence of the $11 million of cash associated with the deconsolidation of the UK Debtor, partially offset by an $8 million increase in capital expenditures.

Financing Activities

Cash used by financing activities totaled $75 million in the first half of 2010, compared with $235 million in the same period of 2009. The decrease in cash usage includes the non-recurrence of an $87 million payment on the outstanding balance of a secured debt in Europe made in the first half of 2009 and $47 million lower amount of cash that became restricted in first half of 2010 compared to first half of 2009.

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

The Company had total cash balances of $1.2 billion and $1.1 billion as of June 30, 2010 and December 31, 2009, including restricted cash of $181 million and $133 million, respectively. As of June 30, 2010 the Debtors’ total cash was $562 million, of which $174 million was restricted. As of December 31, 2009 the Debtors’ total cash was $558 million, of which $128 million was restricted.

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

The DIP Credit Agreement matures and expires on the earliest of (i) August 18, 2010; (ii) the effective date of the Company’s plan of reorganization and (iii) the date a sale or sales of all or substantially all of the Company’s and guarantors’ assets is or are consummated under section 363 of the Bankruptcy Code. Borrowings under the DIP Credit Agreement are issued at a 2.75% discount and bear interest at variable rates equal to (i) 6.50% (or 8.50% in the event a default), plus (ii) a Eurodollar rate (subject to a floor of 3.00% per annum). The Company will also pay a fee of 1.00% per annum on the unused portion of the $150 million available, payable monthly in arrears. The Company is evaluating various alternatives including potential repayment with respect to the August 18, 2010 maturity of the DIP Credit Agreement.

Letter of Credit Reimbursement and Security Agreement

On November 16, 2009, the Company entered into a $40 million Letter of Credit (“LOC”) Reimbursement and Security Agreement (the “LOC Agreement”), with certain subsidiaries of the Company and US Bank National Association as a means of providing financial assurances to a variety of service providers that support daily operations. The agreement has an expiration date of September 30, 2010 and is under the condition that a collateral account is maintained (with US Bank) equal to 103% of the aggregated stated amount of the LOCs with reimbursement of any draws. As of June 30, 2010, the Company has $13 million of outstanding letters of credit issued under this facility and secured by restricted cash.

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

On June 19, 2009, the Court entered a first supplemental interim order authorizing the use of Ford’s cash collateral and granting adequate protection on substantially the same terms as those set forth in the interim cash collateral order previously entered. Thereafter, the Debtors sought, and the Court approved numerous supplemental interim orders extending the consensual use of Ford’s Cash Collateral, generally on a monthly basis and materially consistent with the terms of preceding interim cash collateral orders. As of June 30, 2010, such cash collateral amounted to approximately $322 million, which includes restricted cash for the ABL obligations of $80 million.

On May 29, 2009, Wilmington Trust FSB, as administrative agent for the Debtors’ term loan secured lenders, filed a motion with the Court seeking adequate protection of these lenders’ collateral including, but not limited to, intellectual property, equity in foreign subsidiaries and intercompany debt owed by foreign subsidiaries, as well as certain cash flows associated with such collateral (the “Motion for Adequate Protection”). Contemporaneously with entering the Third Supplemental Interim Cash Collateral Order, the Court entered a final order in connection with the Motion for Adequate Protection (the “Stipulation, Agreement, and Final Order”). The Stipulation, Agreement, and Final Order authorizes the Debtors to use the cash collateral and certain other pre-petition collateral (as defined in the Stipulation, Agreement, and Final Order) of the term loan secured lenders and grants adequate protection to these lenders for any diminution in the value of their interests in their collateral, whether from the use of the cash collateral or the use, sale, lease, depreciation or other diminution in value of their collateral, or as a result of the imposition of the automatic stay under section 362(a) of the Bankruptcy Code. Specifically, subject to certain conditions, adequate protection provided to the term loan secured lenders included, but was not limited to, replacement liens and adequate protection payments in the form of cash payments of the reasonable and documented fees, costs and expenses of the term loan secured lenders’ professionals (as defined in the Stipulation, Agreement, and Final Order) employed in connection with the Debtors’ chapter 11 cases. As of June 30, 2010, the term loan secured lenders’ cash collateral amounted to approximately $79 million, which was recorded as “Restricted cash” on the Company’s consolidated balance sheet.

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

Fourth Amended Plan of Reorganization and Exit Financing

The Fourth Amended Plan is comprised of two mutually exclusive sub plans — the Rights Offering Sub Plan and the Claims Conversion Sub Plan. The Rights Offering Sub Plan contemplates that the Company would, in the event that $1.25 billion in new capital can be raised by the Investors, enter into exit financing loans in an aggregate amount of not less than $450 million and a new $300 million working capital facility to be undrawn upon emergence. Borrowings under these exit financing loans, together with proceeds from the rights offering and cash on hand, would be used to pay the term loan secured claims, ABL claims, other secured claims and priority claims, general unsecured claims and certain unclassified claims including administrative claims, professional claims and DIP facility claims to the extent not previously paid. Borrowings, if any, under the new working capital facility would be used for general corporate purposes.

The Claims Conversion Sub Plan contemplates that the Company would enter into a new $150 million working capital facility. This working capital facility is projected to be undrawn upon emergence from chapter 11 as the Claims Conversion Sub Plan contemplates the use of cash on hand to pay the ABL claims, other secured claims and priority claims, general unsecured claims and certain unclassified claims including administrative claims, professional claims and DIP facility claims to the extent not previously paid. Borrowings, if any, under the new working capital facility would be used for general corporate purposes.

The Company has not yet entered into commitments for any of the exit or working capital facilities discussed above, and no assurance can be given that facilities in the amounts stated will be obtained.

Debt and Capital Structure

Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. The Company has not made principal and interest payments in connection with its pre-petition debt during the Chapter 11 Proceedings, including in connection with the $1.5 billion principal amount due under the seven-year secured term loans due 2013; $862 million principal amount under various unsecured notes due 2010, 2014 and 2016; and $127 million of other secured and unsecured borrowings. Additionally, Debt discounts of $8 million, deferred financing costs of $14 million and losses on terminated interest rate swaps of $23 million are no longer being amortized and have been included as adjustments to the net carrying value of the related pre-petition debt. Additional information related to the Company’s debt is set forth in Note 11, “Debt,” to the consolidated financial statements included herein under Item 1.

Covenants and Restrictions

Refer to the Company’s December 31, 2009 Annual Report on Form 10-K for information related to the covenants and restrictions associated with pre-petition debt.

Off-Balance Sheet Arrangements

The Company has guaranteed approximately $29 million for lease payments related to its subsidiaries. In connection with the January 2009 PBGC Agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million.

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

The Company’s use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Fair value measurements related to derivative assets take into account the non-performance risk of the respective counterparty, while derivative liabilities take into account the non-performance risk of Visteon and its foreign affiliates. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives as of June 30, 2010.

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

In December 2009, the FASB amended the ASC to provide guidance on the accounting for transfers and servicing of financial assets. This guidance became effective for fiscal years beginning after November 15, 2009 and was adopted by the Company on a prospective basis as of January 1, 2010 without material impact on its consolidated financial statements.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarterly period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In accordance with the Fourth Amended Disclosure Statement, on August 6, 2010, the Company amended certain defined benefit nonqualified deferred compensation plans, namely the Visteon Corporation Supplemental Executive Retirement Plan, the Visteon Corporation Pension Parity Plan and the Visteon Corporation Executive Separation Allowance Plan, to eliminate all benefits for all participants under such plans, including, without limitation, benefits that are distributable but unpaid, and all future benefit payments for all participants, whether or not in pay status in accordance with the terms of such plans.

ITEM 6.	EXHIBITS

See Exhibit Index on Page 61.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ MICHAEL J. WIDGREN
Michael J. Widgren
Vice President, Corporate Controller and Chief
Accounting Officer

Date: August 9, 2010

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

2.1	Equity Commitment Agreement, dated as of May 6, 2010, by and among Visteon Corporation, Alden Global Distressed Opportunities Fund, L.P., Allen Arbitrage, L.P., Allen Arbitrage Offshore, Armory Master Fund Ltd., Capital Ventures International, Caspian Capital Partners, L.P., Caspian Select Credit Master Fund, Ltd., Citadel Securities LLC, CQS Convertible and Quantitative Strategies Master Fund Limited, CQS Directional Opportunities Master Fund Limited, Crescent 1 L.P., CRS Fund Ltd., CSS, LLC, Cumber International S.A., Cumberland Benchmarked Partners, L.P., Cumberland Partners, Cyrus Europe Master Fund Ltd., Cyrus Opportunities Master Fund II, Ltd., Cyrus Select Opportunities Master Fund, Ltd., Deutsche Bank Securities Inc. (solely with respect to the Distressed Products Group), Elliott International, L.P., Goldman, Sachs & Co. (solely with respect to the High Yield Distressed Investing Group), Halbis Distressed Opportunities Master Fund Ltd., Kivu Investment Fund Limited, LongView Partners B, L.P., Mariner LDC (Caspian), Mariner LDC (Riva Ridge), Merced Partners II, L.P., Merced Partners Limited Partnership, Monarch Master Funding Ltd., NewFinance Alden SPV, Oak Hill Advisors, L.P., Quintessence Fund L.P., QVT Fund LP, Riva Ridge Master Fund, Ltd., Seneca Capital LP, Silver Point Capital, L.P., SIPI Master Ltd., Solus Alternative Asset Management LP, Spectrum Investment Partners, L.P., Stark Criterion Master Fund Ltd., Stark Master Fund Ltd., The Liverpool Limited Partnership, The Seaport Group LLC Profit Sharing Plan, UBS Securities LLC, Venor Capital Management, Whitebox Combined Partners, L.P., and Whitebox Hedged High Yield Partners, L.P.
2.2	First Amendment, dated as of June 13, 2010, to the Equity Commitment Agreement, by and among Visteon Corporation, Alden Global Distressed Opportunities Fund, L.P., Allen Arbitrage, L.P., Allen Arbitrage Offshore, Armory Master Fund Ltd., Capital Ventures International, Caspian Capital Partners, L.P., Caspian Select Credit Master Fund, Ltd., Citadel Securities LLC, CQS Convertible and Quantitative Strategies Master Fund Limited, CQS Directional Opportunities Master Fund Limited, Crescent 1 L.P., CRS Fund Ltd., CSS, LLC, Cumber International S.A., Cumberland Benchmarked Partners, L.P., Cumberland Partners, Cyrus Europe Master Fund Ltd., Cyrus Opportunities Master Fund II, Ltd., Cyrus Select Opportunities Master Fund, Ltd., Deutsche Bank Securities Inc. (solely with respect to the Distressed Products Group), Elliott International, L.P., Goldman, Sachs & Co. (solely with respect to the High Yield Distressed Investing Group), Halbis Distressed Opportunities Master Fund Ltd., Kivu Investment Fund Limited, LongView Partners B, L.P., Mariner LDC (Caspian), Mariner LDC (Riva Ridge), Merced Partners II, L.P., Merced Partners Limited Partnership, Monarch Master Funding Ltd., NewFinance Alden SPV, Oak Hill Advisors, L.P., Quintessence Fund L.P., QVT Fund LP, Riva Ridge Master Fund, Ltd., Seneca Capital LP, Silver Point Capital, L.P., SIPI Master Ltd., Solus Alternative Asset Management LP, Spectrum Investment Partners, L.P., Stark Criterion Master Fund Ltd., Stark Master Fund Ltd., The Liverpool Limited Partnership, The Seaport Group LLC Profit Sharing Plan, UBS Securities LLC, Venor Capital Management, Whitebox Combined Partners, L.P., and Whitebox Hedged High Yield Partners, L.P.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated August 9, 2010.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated August 9, 2010.
32.1	Section 1350 Certification of Chief Executive Officer dated August 9, 2010.
32.2	Section 1350 Certification of Chief Financial Officer dated August 9, 2010.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.