Form 10-Q
period 2010-09-30
VISTEON CORP
filed 2010-10-27
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-54138

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ✓    No

As of October 25, 2010, the Registrant had outstanding 50,271,098 shares of common stock, par value $.01 per share.

Exhibit index located on page number 63.

VISTEON CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

INDEX

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Dollars in Millions, Except Per Share Data)

Net sales
Products	$1,702	$1,676	$5,437	$4,453
Services	28	61	142	205

	1,730	1,737	5,579	4,658
Cost of sales
Products	1,663	1,557	4,877	4,211
Services	27	60	140	202

	1,690	1,617	5,017	4,413

Gross margin	40	120	562	245
Selling, general and administrative expenses	91	95	292	300
Reorganization expenses, net	54	23	123	30
Restructuring expenses	3	27	20	72
Reimbursement from escrow account	—	—	—	62
Deconsolidation gain	—	—	—	95
Asset impairments and loss on divestitures	—	—	25	—

Operating (loss) income	(108)	(25)	102	—
Interest expense	35	8	170	110
Interest income	4	2	10	8
Equity in net income of non-consolidated affiliates	35	26	100	52

(Loss) income before income taxes	(104)	(5)	42	(50)
Provision for income taxes	19	18	94	63

Net loss	(123)	(23)	(52)	(113)
Net income attributable to noncontrolling interests	17	15	56	35

Net loss attributable to Visteon	$(140)	$(38)	$(108)	$(148)

Per Share Data:
Net loss per share attributable to Visteon	$(1.08)	$(0.29)	$(0.83)	$(1.14)

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30	December 31
	2010	2009
	(Dollars in Millions)

ASSETS
Cash and equivalents	$918	$962
Restricted cash	195	133
Accounts receivable, net	1,086	1,055
Inventories, net	395	319
Other current assets	283	236

Total current assets	2,877	2,705
Property and equipment, net	1,812	1,936
Equity in net assets of non-consolidated affiliates	378	294
Other non-current assets	80	84

Total assets	$5,147	$5,019

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$128	$225
Accounts payable	1,043	977
Accrued employee liabilities	196	161
Other current liabilities	326	302

Total current liabilities	1,693	1,665
Long-term debt	12	6
Employee benefits	632	568
Deferred income taxes	175	159
Other non-current liabilities	251	257
Liabilities subject to compromise	3,121	2,819
Shareholders’ deficit:
Preferred stock (par value $1.00, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $1.00, 500 million shares authorized, 131 million shares issued, 130 million shares outstanding)	131	131
Stock warrants	127	127
Additional paid-in capital	3,408	3,408
Accumulated deficit	(4,684)	(4,576)
Accumulated other comprehensive (loss) income	(74)	142
Other	(4)	(4)

Total Visteon shareholders’ deficit	(1,096)	(772)
Noncontrolling interests	359	317

Total shareholders’ deficit	(737)	(455)

Total liabilities and shareholders’ deficit	$5,147	$5,019

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2010	2009
	(Dollars in Millions)

Operating activities
Net loss	$(52)	$(113)
Adjustments to reconcile net loss to net cash provided from (used by) operating activities:
Depreciation and amortization	207	255
OPEB and pension amortization and curtailment	(346)	(16)
OPEB reinstatement	305	—
Reorganization expenses, net	123	30
Equity in net income of non-consolidated affiliates, net of dividends remitted	(87)	(46)
Asset impairments and loss on divestitures	25	—
Deconsolidation gain	—	(95)
Changes in assets and liabilities:
Accounts receivable	(79)	(142)
Inventories	(75)	6
Accounts payable	55	50
Other assets and liabilities	147	(80)

Net cash provided from (used by) operating activities	223	(151)
Investing activities
Capital expenditures	(117)	(87)
Cash associated with deconsolidation	—	(11)
Other, including proceeds from divestitures and asset sales	42	5

Net cash used by investing activities	(75)	(93)
Financing activities
Increase in restricted cash, net	(62)	(102)
Short-term debt, net	(9)	(24)
Principal payments on debt	(99)	(119)
Proceeds from issuance of debt, net of issuance costs	9	56
Other, including overdrafts	(32)	(56)

Net cash used by financing activities	(193)	(245)
Effect of exchange rate changes on cash	1	21

Net decrease in cash and equivalents	(44)	(468)
Cash and equivalents at beginning of year	962	1,180

Cash and equivalents at end of period	$918	$712

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Description of Business

Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of climate, interiors and electronics systems, modules and components to global automotive original equipment manufacturers (“OEMs”). Headquartered in Van Buren Township, Michigan, Visteon has a workforce of approximately 26,500 employees and a network of manufacturing operations, technical centers, sales offices and joint ventures in every major geographic region of the world.

Reorganization under Chapter 11 of the U.S. Bankruptcy Code

On May 28, 2009 (the “Petition Date”), Visteon and certain of its U.S. subsidiaries (the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) (Consolidated Case No. 09-11786). On August 31, 2010 (the “Confirmation Date”), the Court entered an order (the “Confirmation Order”) confirming the Debtors’ joint plan of reorganization (as amended and supplemented, the “Plan”), which was comprised of two mutually exclusive sub plans, the Rights Offering Sub-Plan and the Claims Conversion Sub-Plan. On October 1, 2010 (the “Effective Date”), all conditions precedent to the effectiveness of the Rights Offering Sub-Plan and related documents were satisfied or waived and the Debtors emerged from bankruptcy.

The consolidated financial statements as of and for all periods as included herein have not been adjusted to reflect any changes in the Company’s capital structure as a result of the Plan nor have they been adjusted to reflect any changes in the fair value of assets and liabilities as a result of the adoption of fresh start accounting. Such adjustments will be applied to the Company’s financial statements from the October 1, 2010 effective date and will be reported in the Company’s Form 10-K for the year ending December 31, 2010. Accordingly, the Company’s financial statements for periods subsequent to the Effective Date will not be comparable to previous periods as such previous periods do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of the Plan or the related application of fresh start accounting. Additional details regarding the status of the Company’s Chapter 11 Proceedings are included herein under Note 4, “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code,” to the consolidated financial statements.

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

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Description of Business — (Continued)

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Dollars in Millions)

Net Sales
Products	$429	$443	$1,420	$1,269
Services	$28	$61	$133	$205

	September 30	December 31
	2010	2009
	(Dollars in Millions)

Accounts receivable, net	$240	$230
Liabilities subject to compromise	$231	$245

On September 29, 2010, the Company entered into a Global Settlement and Release Agreement (the “Release Agreement”) with Ford and Automotive Components Holdings, LLC (“ACH”) conditioned on the effectiveness of the Company’s Plan. The Release Agreement provides, among other things, for: (i) the termination of the Company’s future obligations to reimburse Ford for certain pension and retiree benefit costs; (ii) the resolution of and release of claims and causes of actions against the Company and certain claims, liabilities, or actions against the Company’s non-debtor affiliates; (iii) withdrawal of all proofs of claim, with a face value of approximately $163 million, including a claim for the pension and retiree benefit liabilities described above, filed against the Company by Ford and/or ACH and an agreement to not assert any further claims against the estates, other than with respect to preserved claims; (iv) the rejection of all purchase orders under which the Company is not producing component parts and other agreements which would not provide a benefit to the reorganized Company and waiver of any claims against the Company arising out of such rejected agreements; (v) the reimbursement by Ford of up to $29 million to the Company for costs associated with restructuring initiatives in various parts of the world; and (vi) a commitment by Ford and its affiliates to source the Company new and replacement business totaling approximately $600 million in annual sales for vehicle programs launching through 2013. Amounts related to the Release Agreement have not been reflected in the consolidated financial statements as of and for all periods as

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Description of Business — (Continued)

included herein due to the substantive conditions precedent to the effectiveness of the Debtors’ Plan at September 30, 2010.

In exchange for these benefits, the Company assumed all outstanding purchase orders and related agreements under which the Company is currently producing parts for Ford and/or ACH and agreed to continue to produce and deliver component parts to Ford and ACH in accordance with the terms of such purchase orders to ensure Ford continuity of supply. The Company also agreed to release Ford and ACH from any claims, liabilities, or actions that the Company may potentially assert against Ford and/or ACH.

On July 26, 2010, the Company, Visteon Global Technologies, Inc., ACH and Ford entered into an agreement (the “ACH Termination Agreement”) to terminate each of (i) the Master Services Agreement, dated September 30, 2005 (as amended); (ii) the Visteon Salaried Employee Lease Agreement, dated October 1, 2005 (as amended); and, (iii) the Visteon Hourly Employee Lease Agreement, dated October 1, 2005 (as amended). On August 17, 2010, the Court approved the ACH Termination Agreement, pursuant to which Ford released Visteon from certain OPEB obligations related to employees previously leased to ACH resulting in a $9 million gain during the third quarter of 2010.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Dollars in Millions)

Reorganization Expenses, Net:
Professional fees	$53	$21	$111	$27
Other direct costs, net	1	2	12	3

	$54	$23	$123	$30

Cash Payments for Reorganization Expenses	$41	$11	$88	$11

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Basis of Presentation — (Continued)

Pre-petition liabilities subject to compromise under a plan of reorganization have been reported separately from both pre-petition liabilities that are not subject to compromise and from liabilities arising subsequent to the Petition Date. Liabilities that are expected to be affected by a plan of reorganization are reported at amounts expected to be allowed, even if they may be settled for lesser amounts. Liabilities subject to compromise as of September 30, 2010 and December 31, 2009 are set forth below and represent the Company’s estimate of pre-petition claims to be resolved in connection with the Chapter 11 Proceedings. Such claims remain subject to future adjustments, which may result from (i) disputed claims; (ii) proofs of claim; or (iii) other events.

Liabilities subject to compromise include the following:

	September 30	December 31
	2010	2009
	(Dollars in Millions)

Debt	$2,490	$2,490
Employee liabilities	324	170
Interest payable	183	31
Accounts payable	102	115
Other accrued liabilities	22	13

	$3,121	$2,819

Employee liabilities classified as Liabilities subject to compromise increased during the third quarter of 2010 due to the reinstatement of other postretirement employee benefits for former employees of the Company pursuant to an August 17, 2010 ruling of the Court. This reinstatement is discussed further in Note 12 “Employee Benefits.” Interest payable also increased during 2010 due to the recognition of previously unrecorded contractual interest on the Company’s seven-year secured term loans. Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. The Company ceased recording interest expense on outstanding pre-petition debt instruments classified as Liabilities subject to compromise from the May 28, 2009 petition date as such amounts of contractual interest were not being paid and were not determined to be probable of being an allowed claim. Adequate protection amounts pursuant to the cash collateral order of the Court, and as related to the ABL Credit Agreement have been classified as “Interest expense” on the Company’s consolidated statement of operations. Interest expense on a contractual basis would have been $51 million and $159 million for the three and nine-month periods ended September 30, 2010, respectively.

During the second quarter of 2010, the Company recorded $122 million of prior contractual interest expense related to the seven-year secured term loans because it became probable that the interest would become an allowed claim. Additionally, effective July 1, 2010 the Company commenced recording interest expense at the default rate set forth in the credit agreements associated with the seven-year secured term loans, which amounted to $30 million for the third quarter of 2010. The Company continued to record such interest expense through the Effective Date on amounts due and owing under the seven-year secured term loans.

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

Services revenues are recognized as services are rendered and associated costs of providing such services are recorded as incurred. Services revenues and related costs for the nine months ended September 30, 2010 included $4 million of contractual reimbursement from Ford under the Amended Reimbursement Agreement for costs associated with the separation of ACH leased employees no longer required to provide such services.

Restricted Cash:  Restricted cash represents cash designated for uses other than current operations and includes approximately $80 million under the terms of the ABL Credit Agreement, $92 million pursuant to a cash collateral order of the Court, $13 million related to the Letter of Credit Reimbursement and Security Agreement and $10 million for other corporate purposes.

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

On May 28, 2009, the Debtors filed voluntary petitions for reorganization relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 Proceedings were initiated in response to sudden and severe declines in global automotive production during the latter part of 2008 and early 2009 and the adverse impact on the Company’s cash flows and liquidity. The reorganization cases are being jointly administered as Case No. 09-11786 under the caption “In re Visteon Corporation, et al”. On August 31, 2010, the Court entered the Confirmation Order confirming the Debtors’ Plan, which was comprised of two mutually exclusive sub plans, the Rights Offering Sub-Plan and the Claims Conversion Sub-Plan. On October 1, 2010 (the “Effective Date”), all conditions precedent to the effectiveness of the Rights Offering Sub-Plan and related documents were satisfied or waived and the Company emerged from bankruptcy.

The Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court through the Effective Date. The Company’s other subsidiaries, primarily non-U.S. subsidiaries, have been excluded from the Chapter 11 Proceedings and continue to operate their businesses without supervision from the Court and are not subject to the requirements of the Bankruptcy Code.

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

Subsequent to the Petition Date, the Debtors received approval from the Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Debtors’ operations including employee obligations, tax matters and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs, limited foreign business operations, adequate protection payments and certain other pre-petition claims. Additionally, the Debtors have continued to pay undisputed post-petition claims in the ordinary course of business.

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

for damages caused by such breach or rejection. Parties whose contracts are rejected may file claims against the rejecting debtor for damages. Generally, the assumption, or assumption and assignment of an executory contract would require a debtor to cure all prior defaults under such executory contract and to provide adequate assurance of future performance. Additional liabilities subject to compromise have been asserted as a result of damage claims created by the Debtors’ rejection of executory contracts.

Plan of Reorganization

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

The following is a summary of the substantive provisions of the Rights Offering Sub-Plan and related transactions and is not intended to be a complete description of, or a substitute for a full and complete reading of, the Plan. This summary is qualified in its entirety by reference to the full text of the Plan:

•	Cancellation of any shares of Visteon common stock and any options, warrants or rights to purchase shares of Visteon common stock or other equity securities outstanding prior to the Effective Date;

•	Issuance of approximately 45,000,000 new shares of common stock to certain investors in a private offering (the “Rights Offering”) exempt from registration under the Securities Act for proceeds of approximately $1.25 billion;

•	Execution of an exit financing facility including $500 million in funded, secured debt and a $200 million asset-based, secured revolver that was undrawn at the Effective Date; and,

•	Application of proceeds from such borrowings and sales of equity along with cash on hand to make settlement distributions contemplated under the Plan, including;

•	cash settlement of the pre-petition seven-year secured term loan claims of approximately $1.5 billion, along with interest of approximately $160 million;

•	cash settlement of the U.S. asset-backed lending facility (“ABL”) and related letters of credit of approximately $128 million

•	establishment of a professional fee escrow account of $68 million; and,

•	cash settlement of other claims and fees of approximately $119 million;

•	Issuance of approximately 2,500,000 shares of new common stock to holders of pre-petition notes, including 7% Senior Notes due 2014, 8.25% Senior Notes due 2010, and 12.25% Senior Notes due 2016; holders of the 12.25% senior notes also received warrants to purchase up to 2,355,000 shares of reorganized Visteon common stock at an exercise price of $9.66 per share;

•	Issuance of approximately 1,000,000 shares of new common stock for old common stock interests and warrants to purchase up to 1,577,951 shares of reorganized Visteon common stock at an exercise price of $58.80 per share;

•	Issuance of approximately 1,700,000 shares of restricted stock issued to management under a post-emergence share-based incentive compensation program; and,

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

•	Reinstatement of certain pre-petition obligations including certain OPEB liabilities and administrative, general and other unsecured claims.

The following table summarizes the estimated effect of the Plan on the Company’s capital structure:

		Estimated	Pro Forma
	September 30	Reorganization	October 1
	2010	Adjustments	2010
	(Dollars in Millions)

Cash and equivalents (including restricted cash)	$1,113	$(157)	$956
Debt	140	478	618
Employee benefits	828	186	1,014
Other liabilities	577	132	709
Liabilities subject to compromise	3,121	(3,121)	—
Total shareholders’ (deficit) equity	(737)	2,171	1,434

The estimated reorganization adjustment affecting the Company’s shareholders’ deficit at September 30, 2010 is primarily due to an estimated gain of approximately $900 million on the settlement of liabilities subject to compromise in accordance with the Plan and the Rights Offering. This gain, the reorganization adjustments and the October 1, 2010 pro forma balances in the table above are based on preliminary estimates as of October 1, 2010, and are subject to further revisions and adjustments. Updates to such estimated and preliminary information will be completed in the periods subsequent to those reported in this quarterly report on Form 10-Q and will be calculated as of the actual emergence effective date of October 1, 2010. Such updates may result in amounts different than those above and such differences may be material. Additionally, the reorganization adjustments and October 1, 2010 pro forma balances are not intended to represent actual post-emergence financial condition and any differences could be material.

The pro forma October 1, 2010 balances above were derived from the Company’s unaudited Consolidated Balance Sheet as of September, 30, 2010 and are provided for informational and illustrative purposes only. Further, the consolidated financial statements as of and for all periods as included herein have not been adjusted to reflect any changes in the Company’s capital structure as a result of the Plan nor have they been adjusted to reflect any changes in the fair value of assets and liabilities as a result of the adoption of fresh start accounting. Such adjustments will be applied to the Company’s financial statements from the Effective Date and will be reported in the Company’s Form 10-K for the year ending December 31, 2010. Accordingly, the Company’s financial statements for periods subsequent to the Effective Date will not be comparable to previous periods as such previous periods do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of the Plan or the related application of fresh start accounting.

Additional details regarding the Company’s exit financing arrangements are included under Note 11 “Debt” to the consolidated financial statements.

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

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

CONDENSED COMBINED DEBTORS-IN-POSSESSION
STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended	May 28, 2009 to
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Dollars in Millions)

Net sales	$456	$644	$1,659	$877
Cost of sales	553	644	1,506	887

Gross margin	(97)	—	153	(10)
Selling, general and administrative expenses	43	67	198	90
Restructuring expenses	1	15	9	15
Reorganization items	54	23	123	30
Asset impairments and loss on divestitures	—	—	6	—

Operating loss	(195)	(105)	(183)	(145)
Interest expense, net	30	—	154	(1)
Equity in net income of non-consolidated affiliates	36	25	100	33

Loss before income taxes and earnings of non-Debtor subsidiaries	(189)	(80)	(237)	(111)
Provision for (benefit from) income taxes	(2)	(2)	15	(1)

Loss before earnings of non-Debtor subsidiaries	(187)	(78)	(252)	(110)
Earnings of non-Debtor subsidiaries	47	40	144	52

Net loss	$(140)	$(38)	$(108)	$(58)

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

CONDENSED COMBINED DEBTORS-IN-POSSESSION
BALANCE SHEET

	September 30, 2010	December 31, 2009
	(Dollars in Millions)

ASSETS
Cash and equivalents	$261	$430
Restricted cash	187	128
Accounts receivable, net	242	236
Accounts receivable, non-Debtor subsidiaries	541	576
Inventories, net	46	65
Other current assets	91	90

Total current assets	1,368	1,525
Property and equipment, net	244	313
Equity in net assets of non-consolidated affiliates	361	277
Investments in non-Debtor subsidiaries	1,143	554
Notes receivable, non-Debtor subsidiaries	30	512
Other non-current assets	9	11

Total assets	$3,155	$3,192

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$—	$78
Accounts payable	105	128
Accounts payable, non-Debtor subsidiaries	191	195
Accrued employee liabilities	57	58
Other current liabilities	83	78

Total current liabilities	436	537
Long-term debt	—	1
Employee benefits	464	405
Deferred income taxes	74	63
Other non-current liabilities	61	54
Liabilities subject to compromise	3,121	2,819
Liabilities subject to compromise, non-Debtor subsidiaries	95	85
Shareholders’ deficit	(1,096)	(772)

Total liabilities and shareholders’ deficit	$3,155	$3,192

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

CONDENSED COMBINED DEBTORS-IN-POSSESSION
STATEMENT OF CASH FLOWS

	Nine Months Ended	May 28, 2009 to
	September 30, 2010	September 30, 2009
	(Dollars in Millions)

Net cash (used by) provided from operating activities	$(45)	$27
Investing activities
Capital expenditures	(14)	(5)
Other, including proceeds from assets sales and divestitures	37	37

Net cash provided from investing activities	23	32
Financing activities
Increase in restricted cash, net	(59)	(21)
Principal payments on debt	(75)	—
Other, including overdrafts	(13)	7

Net cash used by financing activities	(147)	(14)

Net (decrease) increase in cash and equivalents	(169)	45
Cash and equivalents at beginning of period	430	215

Cash and equivalents at end of period	$261	$260

NOTE 5.	Restructuring and Exit Activities

The Company has undertaken various restructuring and exit activities to achieve its strategic and financial objectives. Restructuring and exit activities include, but are not limited to, plant closures, divestitures, production relocation, administrative cost structure realignment and consolidation of available capacity and resources. The Company expects to finance restructuring programs from cash on hand, from cash generated from its ongoing operations, reimbursements pursuant to customer accommodation and support agreements, or through cash available under its existing debt agreements, subject to the terms of applicable covenants. The following is a summary of the Company’s consolidated restructuring reserves and related activity for the nine months ended September 30, 2010.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Restructuring and Exit Activities — (Continued)

	Interiors	Climate	Electronics	Central	Total
	(Dollars in Millions)

December 31, 2009	$21	$—	$16	$2	$39
Expenses	1	—	3	4	8
Currency exchange	(1)	—	—	—	(1)
Utilization	(5)	—	(12)	(3)	(20)

March 31, 2010	$16	$—	$7	$3	$26
Expenses	4	1	2	2	9
Currency exchange	(2)	—	—	—	(2)
Utilization	—	—	(5)	(3)	(8)

June 30, 2010	$18	$1	$4	$2	$25
Expenses	1	—	2	—	3
Currency exchange	2	—	—	—	2
Utilization	(4)	(1)	(4)	—	(9)

September 30, 2010	$17	$—	$2	$2	$21

2010 Restructuring Actions

During the first nine months of 2010, the Company recorded $20 million of restructuring expenses, including $6 million of employee severance and termination benefits to streamline corporate administrative and support functions; $6 million of equipment move and relocation costs; $5 million of employee severance and termination benefits related to the closure of a European Interiors facility; $3 million of employee severance and termination benefits related to customer accommodation and support agreements. Utilization of $37 million includes $26 million of payments for severance and other employee termination benefits, $9 million for payment of equipment move and relocation costs and $2 million of special termination benefits reclassified to pension and other postretirement employee benefit liabilities.

On October 1, 2010 the Company announced a voluntary workforce reduction program at a European Interiors facility which extended through October 15, 2010. The Company expects to record costs of approximately $24 million during the fourth quarter of 2010 in connection with this plan as employees execute separation agreements. Payments are expected to be made to employees during the fourth quarter of 2010 and first half of 2011 as they leave the Company. The program was launched in connection with customer resourcing activities and the Company anticipates recovery of approximately $18 million of such costs in accordance with a customer support agreement.

2009 Restructuring Actions

During the first nine months of 2009, the Company recorded restructuring expenses of $72 million, including $41 million of employee severance and termination benefits to reduce the Company’s global salaried workforce, $18 million under the previously announced multi-year improvement plan, $10 million associated with a North American Electronics facility and $3 million related to the consolidation of Electronics operations in South America.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Restructuring and Exit Activities — (Continued)

Asset Impairments and Loss on Divestitures

In June 2010, the Company reached an agreement to sell its entire 46.6% interest in the shares of Toledo Molding & Die, Inc., a supplier of interior components, for proceeds of approximately $10 million. Accordingly, the Company recorded an impairment charge of approximately $4 million, representing the difference between the carrying value of the Company’s investment in Toledo Molding & Die, Inc. and the share sale proceeds. On March 8, 2010, the Company completed the sale of substantially all of the assets of Atlantic Automotive Components, L.L.C., (“Atlantic”), to JVIS Manufacturing LLC, an affiliate of Mayco International LLC. The Company recorded losses of approximately $21 million in connection with the sale of Atlantic assets.

NOTE 6.	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of inventories is provided below:

	September 30	December 31
	2010	2009
	(Dollars in Millions)

Raw materials	$169	$125
Work-in-process	179	159
Finished products	83	78

	$431	$362
Valuation reserves	(36)	(43)

	$395	$319

NOTE 7.	Other Assets

Other current assets are summarized as follows:

	September 30	December 31
	2010	2009
	(Dollars in Millions)

Recoverable taxes	$82	$86
Deposits	68	55
Pledged accounts receivable	63	19
Current deferred tax assets	34	32
Prepaid assets	24	30
Other	12	14

	$283	$236

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Other Assets — (Continued)

Other non-current assets are summarized as follows:

	September 30	December 31
	2010	2009
	(Dollars in Millions)

Non-current deferred tax assets	$25	$17
Notes and other receivables	12	10
Assets held for sale	—	16
Other	43	41

	$80	$84

On December 9, 2009, a French subsidiary of the Company entered into an agreement to sell accounts receivable on an uncommitted basis. Primarily all accounts receivable of this subsidiary are pledged as security, therefore pledged accounts receivable increased from December 31, 2009 as the program became fully implemented during 2010.

In November 2009, the Company entered into an accommodation agreement with Chrysler Group LLC (“Chrysler”), whereby the assets at the Highland Park, Michigan and Saltillo, Mexico facilities, would be sold to a mutually agreed buyer or Chrysler. As of December 31, 2009, approximately $4 million and $16 million were classified as assets held for sale in “Other current assets” and “Other non-current assets,” respectively. On April 30, 2010, the Company completed the sale of its Interiors operations located in Highland Park, Michigan and Saltillo, Mexico.

NOTE 8.	Property and Equipment

Property and equipment is stated at cost and is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of Property and equipment, net is provided below:

	September 30	December 31
	2010	2009
	(Dollars in Millions)

Land	$89	$82
Buildings and improvements	817	797
Machinery, equipment and other	2,682	2,764
Construction in progress	81	75

Total property and equipment	$3,669	$3,718
Accumulated depreciation	(1,923)	(1,860)

	$1,746	$1,858
Product tooling, net of amortization	66	78

Property and equipment, net	$1,812	$1,936

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Property and Equipment — (Continued)

Depreciation and amortization expenses are summarized as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2010	2009	2010	2009
	(Dollars in Millions)

Depreciation	$62	$86	$191	$235
Amortization	5	7	16	20

	$67	$93	$207	$255

NOTE 9.	Non-Consolidated Affiliates

The following table presents summarized financial data for the Company’s non-consolidated affiliates, including Yanfeng Visteon Automotive Trim Systems Co., Ltd (“Yanfeng”), of which the Company owns a 50% interest and which is considered a significant non-consolidated affiliate.

	Three Months Ended September 30
	Net Sales		Gross Margin		Net Income
	2010	2009	2010	2009	2010	2009
	(Dollars in Millions)

Yanfeng.	$713	$394	$110	$61	$52	$34
All other	203	203	33	34	20	17

	$916	$597	$143	$95	$72	$51

	Nine Months Ended September 30
	Net Sales		Gross Margin		Net Income
	2010	2009	2010	2009	2010	2009
	(Dollars in Millions)

Yanfeng.	$1,834	$1,012	$295	$153	$150	$74
All other	656	486	101	67	49	28

	$2,490	$1,498	$396	$220	$199	$102

NOTE 10.	Other Liabilities

Other current liabilities are summarized as follows:

	September 30	December 31
	2010	2009
	(Dollars in Millions)

Deferred income	$52	$51
Non-income taxes payable	48	47
Product warranty and recall reserves	47	40
Accrued reorganization items	46	22
Income taxes payable	32	27
Restructuring reserves	21	39
Other accrued liabilities	80	76

	$326	$302

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Other Liabilities — (Continued)

Other non-current liabilities are summarized as follows:

	September 30	December 31
	2010	2009
	(Dollars in Millions)

Income tax reserves	$101	$101
Non-income taxes payable	53	62
Deferred income	32	27
Product warranty and recall reserves	35	39
Other accrued liabilities	30	28

	$251	$257

Current and non-current deferred income of $48 million and $30 million, respectively, relate to various customer accommodation, support and other agreements completed during 2009. Revenue associated with these agreements is being recorded in relation to the delivery of associated products, assets and/or services in accordance with the terms of the underlying agreement or over the estimated period of benefit to the customer, generally representing the duration of remaining production on current vehicle platforms. The Company recorded $12 million and $55 million of revenue associated with these settlement payments during the three and nine months ended September 30, 2010. The Company anticipates receipt of an additional payment approximating $30 million under support agreements with certain European customers on or before June 30, 2011, subject to the terms and conditions of such agreements.

NOTE 11.	Debt

Pre-Petition Debt

As discussed in Note 1 “Description of the Business,” due to the Chapter 11 Proceedings, substantially all of the Company’s pre-petition debt is in default and has been reclassified to “Liabilities subject to compromise” on the consolidated balance sheets at September 30, 2010 and December 31, 2009, including the following:

December 31, 2009 and
September 30, 2010
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

Current Capital Structure

As of September 30, 2010, the Company had $128 million and $12 million of debt outstanding classified as short-term debt and long-term debt, respectively. The Company’s short and long-term debt balances consist of the following:

	September 30	December 31
	2010	2009
	(Dollars in Millions)

Short-term debt
DIP credit facility	$—	$75
Current portion of long-term debt	63	65
Other — short-term	65	85

Total short-term debt	128	225
Long-term debt
Other	12	6

Total long-term debt	12	6

Total debt	$140	$231

On August 18, 2010, the Company paid, in full, the $75 million balance outstanding under the DIP Credit Agreement.

Fair Value

The Company is unable to estimate the fair value of long-term debt of the Debtors that is subject to compromise at September 30, 2010 or December 31, 2009, due to the uncertainties associated with the Chapter 11 Proceedings. The fair value of the Company’s debt that is not subject to compromise has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. Fair value of such debt was $141 million and $230 million as of September 30, 2010 and December 31, 2009, respectively.

Exit Financing

On October 1, 2010, the Company entered into a new term loan credit agreement (the “Term Loan”), by and among the Company as borrower, certain of the Company’s subsidiaries as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as lead arranger, collateral agent and administrative agent, pursuant to which the Company borrowed $500 million that is scheduled to mature October 1, 2017.

At the Company’s option, the Term Loan will bear an interest rate equal to the London Interbank Offered Rate-based rate (“LIBOR Rate”) or the applicable domestic rate (“Base Rate”). The Base Rate shall be the greater of a floating rate equal to the highest of (i) the rate, if any, quoted for such day in the Wall Street Journal as the “US Prime Rate”, (ii) the Federal Funds Rate plus 50 basis points per annum, (iii) LIBOR Rate for a LIBOR period of one-month plus 1% and (iv) 2.75% per annum, in each case plus the applicable margin. The LIBOR Rate is subject to a 1.75% floor. The applicable margin on loans is 5.25% in the case of Base Rate loans and 6.25% in the case of LIBOR Rate loans. Upon certain events of default, all outstanding loans and the amount of all other obligations owing under the Term Loan will automatically start to bear interest at a rate per annum equal to 2.0% plus the rate otherwise

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Debt — (Continued)

applicable to such loans or other obligations, for so long as such event of default is continuing. Outstanding borrowings under the Term Loan are prepayable, without penalty, in $1 million increments. There are mandatory prepayments of principal in connection with: (i) the incurrence of certain indebtedness, (ii) certain equity issuances, (iii) certain asset sales or other dispositions and (iv) excess cash flow sweeps.

On October 1, 2010, the Company entered into a new revolving loan credit agreement (the “Revolver”), by and among the Company and certain of the Company’s subsidiaries, as borrowers, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, co-collateral agent, co-syndication agent and Bank of America, N.A., as co-collateral agent, and Barclays Capital, as co-syndication agent, which provides for a $200 million asset-based revolving credit facility that is scheduled to mature on October 1, 2015. Up to $75 million of the Revolver is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolver. Up to $20 million of the Revolver is available for swing line advances, and any advances will reduce the amount available for loans under the Revolver. Advances under the Revolver are limited by a borrowing base as stipulated in the agreement.

At the Company’s option, the Revolver will bear an interest rate equal to the LIBOR Rate or the Base Rate. The Base Rate shall be the greater of (i) the rate that the Revolver Administrative Agent announces from time to time as its prime or base commercial lending rate, as in effect from time to time, (ii) the Federal Funds Rate plus 50 basis points per annum and (iii) the LIBOR Rate for a LIBOR period of one-month beginning on such day plus 1.00%, in each case plus the applicable margin. The applicable margin on loans is subject to a step-down based on availability and ranges from 2.00% to 2.75% in the case of Base Rate loans and from 3.00% to 3.75% in the case of LIBOR Rate loans. Issued and outstanding letters of credit are subject to a fee equal to the applicable margin then in effect for LIBOR Rate loans, a fronting fee equal to 0.25% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit. The Company also will pay a commitment fee on undrawn amounts under the Revolver of between 0.50% and 0.75% per annum (based on availability). Upon any event of default, all outstanding loans and the amount of all other obligations owing under the Revolver will automatically start to bear interest at a rate per annum equal to 2.0% plus the rate otherwise applicable to such loans or other obligations, for so long as such event of default is continuing. Outstanding borrowings under the Revolver are prepayable, and the commitments under the Revolver may be permanently reduced (or terminated), without penalty, in increments of $1 million. There are mandatory prepayments of principal in connection with (i) overadvances, (ii) the incurrence of certain indebtedness, (iii) certain equity issuances and (iv) certain asset sales or other dispositions.

NOTE 12.	Employee Retirement Benefits

Visteon Sponsored Postretirement Employee Health Care and Life Insurance Benefits

In December of 2009, the Court granted the Debtors’ motion in part authorizing them to terminate or amend certain other postretirement employee benefits (“OPEB”), including health care and life insurance. In connection with this ruling, the Company eliminated certain other postretirement employee benefits including Company-paid medical, prescription drug, dental and life insurance coverage, effective April 1, 2010, for current and future U.S. retirees, their spouses, surviving spouses, domestic partners and dependents, with the exception of participants covered by the current collective bargaining agreement (“CBA”) at the Company’s North Penn facility located in Lansdale, Pennsylvania. This change resulted in a reduction in OPEB liabilities and an increase in other comprehensive income of approximately $273 million establishing a new prior service cost base during the fourth quarter of 2009.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Employee Retirement Benefits — (Continued)

On February 18, 2010, the Court issued an order confirming the Debtors’ authority to enter into an agreement with the International Union United Automobile, Aerospace and Agricultural Implement Workers of America and its local union 1695, in connection with the closing of the Debtors’ North Penn facility (the “Closure Agreement”). Pursuant to terms of the Closure Agreement, the North Penn CBA expired in February 2010 and the Company communicated its intent to eliminate Company-paid medical, prescription drug, dental and life insurance benefits for participants associated with the North Penn CBA effective June 1, 2010. This change resulted in a reduction in OPEB liabilities and an increase in other comprehensive income of approximately $50 million establishing a new prior service cost base.

Reductions associated with terminated other postretirement employee benefits discussed above, in addition to reductions for prior plan amendments and actuarial gains and losses, have been amortized as a net decrease to future postretirement employee benefit expense over the remaining period of expected benefit. This amortization resulted in a decrease to postretirement employee benefit expense and other comprehensive income of approximately $312 million during the nine months ended September 30, 2010.

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

On July 13, 2010, the Circuit Court reversed the order of the District Court and the Court permitting the Company to terminate other postretirement employee benefits without complying with the requirements of Bankruptcy Code Section 1114 and directed the District Court to, among other things, direct the Court to order the Company to take actions necessary to immediately restore all terminated or modified benefits to their pre-termination/modification levels. The Circuit Court also ordered the District Court to direct the Court to consider arguments from the parties as to whether the Company should be required to reimburse retirees for any costs incurred due to the termination of their benefits between May 1, 2010 and the date the other postretirement employee benefits are restored. On July 27, 2010, the Company filed a Petition for Rehearing or Rehearing En Banc requesting that the Circuit Court grant a rehearing to review the panel’s decision, which was subsequently denied.

During the second quarter of 2010, the Company recorded an increase in other postretirement employee benefit expense of $150 million for the reinstatement of these benefits for certain former employees of the Company’s Connersville and Bedford facilities. On August 17, 2010 the Court issued an order requiring the Company to retroactively restore terminated or modified benefits from April 1, 2010 for all plan participants except those subject to the North Penn CBA. Accordingly, during the third quarter of 2010 the Company recorded an additional $155 million for the reinstatement of such benefits.

On September 16, 2010 the Court issued an order approving the Memorandum of Agreement between the IUE-CWA and the Company pursuant to which the parties agreed that $12 million would be paid in full settlement of the OPEB obligations for the former Connersville and Bedford employees under Section 1114 of the Bankruptcy Code. The Company recognized an approximately $140 million reduction in related OPEB liabilities and an increase to other comprehensive income of which $18 million was recognized in net income during the third quarter of 2010. On October 1, 2010 the

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Employee Retirement Benefits — (Continued)

first $6 million installment under this agreement was paid by the Company with the remaining amount to be paid on January 3, 2011.

In October 2010 the Company notified participants of the remaining U.S. OPEB plans that Company-paid medical, prescription drug, dental and life insurance coverage would be eliminated effective November 1, 2010 for current and future U.S. retirees, their spouses, surviving spouses, domestic partners and dependents. The obligation for these benefits was approximately $155 million at September 30, 2010. See Note 17, “Commitments and Contingencies,” for additional details regarding this matter.

The Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act

In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the “Acts”) were signed into law. The Acts contain provisions which could impact the Company’s accounting for retiree medical benefits. Accordingly, the Company completed an assessment of the Acts in connection with the reinstatement of OPEB liabilities for certain former employees of the Company’s Connersville and Bedford facilities in the second quarter of 2010 and all other reinstated plans in the third quarter of 2010 and increased the related benefit liability by an estimated $3 million and $3 million, respectively, based upon the Company’s current interpretation of the Acts. These amounts are included in the reinstatement charges discussed above and may be revised upon issuance of final regulations. Further, the Company may consider plan amendments in future periods to mitigate these costs.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Employee Retirement Benefits — (Continued)

Benefit Expenses

The components of the Company’s net periodic benefit costs for the three-month periods ended September 30, 2010 and 2009 were as follows:

					Health Care
					and Life
	Retirement Plans				Insurance
	U.S. Plans		Non-U.S. Plans		Benefits
	2010	2009	2010	2009	2010	2009
	(Dollars in Millions)

Service cost	$2	$3	$1	$2	$—	$—
Interest cost	18	18	7	6	2	5
Expected return on plan assets	(18)	(19)	(5)	(5)	—	—
Reinstatement of benefits	—	—	—	—	155	—
Amortization of:
Plan amendments	(1)	—	—	—	(18)	(5)
Actuarial losses and other	1	—	—	—	—	2
Special termination benefits	1	1	—	—	—	—
Curtailments	(13)	—	—	—	—	—

Visteon sponsored plan net periodic benefit costs	(10)	3	3	3	139	2
Expense for certain salaried employees whose pensions are partially covered by Ford	—	—	—	—	(11)	(2)

Net periodic benefits costs, excluding restructuring	$(10)	$3	$3	$3	$128	$—

Special termination benefits	—	4	—	—	—	—

Total employee retirement benefit related restructuring costs	$—	$4	$—	$—	$—	$—

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Employee Retirement Benefits — (Continued)

The components of the Company’s net periodic benefit costs for the nine-month periods ended September 30, 2010 and 2009 were as follows:

					Health Care
					and Life
	Retirement Plans				Insurance
	U.S. Plans		Non-U.S. Plans		Benefits
	2010	2009	2010	2009	2010	2009
	(Dollars in Millions)

Service cost	$7	$10	$4	$6	$—	$1
Interest cost	56	55	19	24	3	14
Expected return on plan assets	(55)	(59)	(14)	(21)	—	—
Reinstatement of benefits	—	—	—	—	306	—
Amortization of:
Plan amendments	(2)	(1)	1	1	(374)	(16)
Actuarial losses and other	2	—	—	—	43	5
Special termination benefits	1	5	—	—	—	—
Curtailments	(14)	(1)	—	6	—	(9)
Settlements	—	—	—	—	(1)	—

Visteon sponsored plan net periodic benefit costs	(5)	9	10	16	(23)	(5)
Expense for certain salaried employees whose pensions are partially covered by Ford	1	10	—	—	(15)	(6)

Net periodic benefits costs, excluding restructuring	$(4)	$19	$10	$16	$(38)	$(11)

Special termination benefits	2	10	—	8	—	—
Other	—	6	—	—	—	—

Total employee retirement benefit related restructuring costs	$2	$16	$—	$8	$—	$—

Retirement Benefit Related Restructuring Expenses

In addition to retirement benefit expenses, the Company recorded $2 million and $24 million for the nine months ended September 30, 2010 and 2009, respectively, for retirement benefit related restructuring charges. Such charges generally relate to special termination benefits and voluntary termination incentives, resulting from various restructuring actions as described in Note 5 “Restructuring and Exit Activities.” Retirement benefit related restructuring charges are initially classified as restructuring expenses and are subsequently reclassified to retirement benefit expenses.

Curtailments and Settlements

Curtailment and settlement gains and losses are classified in the Company’s consolidated statements of operations as “Cost of sales” or “Selling, general and administrative expenses.” The Company recorded curtailment gains of $13 million and $14 million in the three and nine months ended September 30, 2010, respectively, in connection with the termination of the salaried employees formerly leased to ACH and other U.S. headcount reductions. The Company recorded curtailment gains of $10 million for the nine months ended September 30, 2009 associated with the U.S. salaried pension and OPEB plans in connection with employee headcount reductions under previously announced restructuring actions.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Employee Retirement Benefits — (Continued)

Additionally, the Company recorded pension curtailment losses of $6 million for the nine months ended September 30, 2009 related to the reduction of future service in the UK pension plan in connection with employee headcount reductions in the UK.

Contributions

During the nine-month period ended September 30, 2010, contributions to the Company’s U.S. retirement plans and OPEB plans were $2 million and $12 million, respectively, and contributions to non-U.S. retirement plans were $11 million. The Company anticipates additional contributions to its U.S. retirement plans and OPEB plans of $1 million and $14 million, respectively, during 2010. The Company also anticipates additional 2010 contributions to non-U.S. retirement plans of $6 million.

During January 2009, the Company reached an agreement with the Pension Benefit Guaranty Corporation pursuant to U.S. federal pension law provisions that permit the PBGC to seek protection when a plant closing results in termination of employment for more than 20 percent of employees covered by a pension plan (the “PBGC Agreement”). In connection with past restructuring actions the Company closed its Connersville, Indiana and Bedford, Indiana facilities, which resulted in the separation of all active participants in the respective pension plan. Under the PBGC Agreement the Company agreed to accelerate payment of a $10.5 million cash contribution, to provide a $15 million letter of credit and to provide for a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million. During September 2009, the Company did not make the required contribution to the plan, which triggered a letter of credit draw event under the PBGC Agreement and resulted in a draw by the PBGC for the full $15 million.

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

The Company’s provision for income tax of $19 million and $94 million for the three-month and nine-month periods ended September 30, 2010 reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits, the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions, and other non-recurring tax items.

Unrecognized Tax Benefits

Gross unrecognized tax benefits were $189 million at September 30, 2010 and $190 million at December 31, 2009, of which approximately $75 million and $76 million, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The $5 million

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Income Taxes — (Continued)

increase and $1 million decrease in unrecognized tax benefits during the three and nine-month periods ended September 30, 2010, respectively, is primarily attributable to foreign currency. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties related to uncertain tax positions was $26 million at September 30, 2010 and $25 million at December 31, 2009.

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

Net Operating Loss Carryforwards and Other Tax Attributes

Generally, for U.S. tax purposes, the discharge of a debt obligation in a bankruptcy proceeding for an amount less than its adjusted issue price (as defined for tax purposes) creates cancellation of indebtedness income (“CODI”) that is excludable from the obligor’s taxable income. However, certain income tax attributes are reduced by the amount of CODI. The prescribed order of income tax attribute reduction is as follows: (a) net operating losses (“NOL”) for the year of discharge and NOL carryforwards; (b) most credit carryforwards, including the general business credit and the minimum tax credit; (c) net capital losses for the year of discharge and capital loss carryforwards; (d) the tax basis of the debtor’s assets.

Additionally, Internal Revenue Code Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. Generally, under a special rule applicable to ownership changes occurring in connection with a Chapter 11 plan of reorganization, the annual limitation amount is equal to the value of the stock of a company immediately after emergence multiplied by an applicable federal rate. Although the Company is in the process of finalizing its analysis pursuant to the October 1, 2010 emergence from bankruptcy, the Company expects to have excludable CODI that will reduce its tax attributes and expects a limitation under Internal Revenue Code Sections 382 and 383 as a result of an ownership change.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Shareholders’ Deficit and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total shareholders’ deficit, including shareholders’ deficit attributable to Visteon and equity attributable to noncontrolling interests (“NCI”).

	Three Months Ended September 30
	2010			2009
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)

Shareholders’ (deficit) equity beginning balance	$(1,097)	$327	$(770)	$(989)	$267	$(722)
Net (loss) income	(140)	17	(123)	(38)	15	(23)
Other comprehensive income:
Foreign currency translation adjustment	121	16	137	41	11	52
Pension and other postretirement benefits	18	—	18	(5)	—	(5)
Other	2	1	3	—	(1)	(1)

Total other comprehensive income	141	17	158	36	10	46
Dividends to noncontrolling interests	—	(2)	(2)	—	—	—

Shareholders’ (deficit) equity ending balance	$(1,096)	$359	$(737)	$(991)	$292	$(699)

	Nine Months Ended September 30
	2010			2009
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)

Shareholders’ (deficit) equity beginning balance	$(772)	$317	$(455)	$(887)	$264	$(623)
Net (loss) income	(108)	56	(52)	(148)	35	(113)
Other comprehensive (loss) income:
Foreign currency translation adjustment	14	6	20	(117)	9	(108)
Pension and other postretirement benefits	(232)	—	(232)	147	—	147
Other	2	3	5	14	(4)	10

Total other comprehensive (loss) income	(216)	9	(207)	44	5	49
Dividends to noncontrolling interests	—	(23)	(23)	—	(12)	(12)

Shareholders’ (deficit) equity ending balance	$(1,096)	$359	$(737)	$(991)	$292	$(699)

The Accumulated other comprehensive (loss) income (“AOCI”) category of Shareholders’ deficit, includes:

	September 30	December 31
	2010	2009
	(Dollars in Millions)

Foreign currency translation adjustments, net of tax	$103	$89
Pension and other postretirement benefit adjustments, net of tax	(179)	53
Gain on derivatives, net of tax	2	—

Total Visteon Accumulated other comprehensive (loss) income	$(74)	$142

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Shareholders’ Deficit and Noncontrolling Interests — (Continued)

Plan of Reorganization

On the October 1, 2010, all conditions precedent to the effectiveness of the Rights Offering Sub-Plan and related documents were satisfied or waived and the Company emerged from bankruptcy, which resulted in significant changes to the Company’s capital structure, including:

•	Cancellation of any shares of Visteon common stock and any options, warrants or rights to purchase shares of Visteon common stock or other equity securities outstanding prior to the Effective Date;

•	Issuance of approximately 45,000,000 new shares of common stock to certain investors in a private offering exempt from registration under the Securities Act for proceeds of approximately $1.25 billion;

•	Issuance of approximately 2,500,000 shares of new common stock to holders of pre-petition notes, including 7% Senior Notes due 2014, 8.25% Senior Notes due 2010, and 12.25% Senior Notes due 2016; holders of the 12.25% senior notes received warrants to purchase up to 2,355,000 shares of reorganized Visteon common stock at an exercise price of $9.66 per share;

•	Issuance of approximately 1,000,000 shares of new common stock for old common stock interests and warrants to purchase up to 1,577,951 shares of reorganized Visteon common stock at an exercise price of $58.80 per share; and,

•	Issuance of approximately 1,700,000 shares of restricted stock to management under a post-emergence share-based incentive compensation program.

Registration Rights Agreement

The Company has entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company is required to use its reasonable best efforts to file within fourteen business days after the Effective Date a registration statement for the resale of “Registrable Securities”, as defined in the Registration Rights Agreement. At any time and from time to time after such a registration statement has been declared effective by the Commission, any one or more holders of Registrable Securities may request to sell all or any portion of their Registrable Securities in an underwritten offering, provided that such holder or holders will be entitled to make such demand only if the total offering price of the Registrable Securities to be sold in such offering is reasonably expected to exceed, in the aggregate, $75 million.

Upon the Company becoming a well-known seasoned issuer, the Company is required to promptly register the sale of all of the Registrable Securities under an automatic shelf registration statement, and to cause such registration statement to remain effective thereafter until there are no longer Registrable Securities. The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Registration Rights Agreement.

NOTE 15.	Loss Per Share

Basic loss per share of common stock is calculated by dividing reported net loss attributable to Visteon by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. In addition to restricted stock, the calculation of diluted loss per share takes into account the effect of dilutive potential common stock, such as stock warrants and stock options.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Loss Per Share — (Continued)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Dollars in Millions)

Numerator:
Net loss attributable to Visteon common shareholders	$(140)	$(38)	$(108)	$(148)

Denominator:
Average common stock outstanding	130.2	130.4	130.3	130.4
Less: Average restricted stock outstanding	(0.8)	(1.0)	(0.9)	(1.0)

Basic and diluted shares	129.4	129.4	129.4	129.4

Loss per share:
Basic and diluted loss per share	$(1.08)	$(0.29)	$(0.83)	$(1.14)

For the three and nine months ended September 30, 2010, stock options to purchase approximately 7 million and 9 million shares, respectively, of common stock and stock warrants to purchase 25 million shares of common stock were not included in the computation of diluted loss per share as the effect of including them would have been anti-dilutive. Stock warrants to purchase 25 million shares of common stock and stock options to purchase approximately 11 million shares of common stock for the three and nine months ended September 30, 2009 were not included in the computation of diluted loss per share as the effect would have been anti-dilutive. Additionally, the information contained in the note above does not reflect any revision that will occur as a result of the effectiveness of the Plan and the related emergence from bankruptcy as of October 1, 2010.

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

As of September 30, 2010 and December 31, 2009, the Company had forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $187 million and $289 million, respectively. Estimates of the fair values of these contracts are based on quoted market prices. The maximum length of time over which the Company hedges the variability in future cash flows for forecasted transactions is up to one year from the date of the forecasted transaction. During the three months ended June 30, 2009, all foreign currency forward contracts entered into by the Debtors were terminated or settled for a gain of approximately $4 million, which was recorded as an adjustment to accumulated other comprehensive income and has been reclassified to the consolidated statement of operations as the hedged transactions affected the Company’s results of operations.

The Company’s foreign currency instruments are classified as Level 2, “Other Observable Inputs” in the fair value hierarchy and are measured at fair value on a recurring basis and are represented by an asset of $6 million and a liability of $1 million as of September 30, 2010. These financial instruments are valued under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated as hedging instruments are included in the Company’s consolidated balance sheets at September 30, 2010 and December 31, 2009 as follows:

	Assets			Liabilities
Risk Hedged	Classification	2010	2009	Classification	2010	2009
	(Dollars in Millions)

Foreign currency	Other current assets	$6	$2	Other current assets	$—	$2
Foreign currency	Other current liabilities	—	—	Other current liabilities	1	—

		$6	$2		$1	$2

The impact of derivative financial instruments on the Company’s financial statements, as recorded in cost of sales, for the three months ended September 30, 2010 and 2009 is as follows:

	Amount of Gain (Loss)
	Recorded		Reclassified from
	in AOCI		AOCI into Income		Recorded in Income
	2010	2009	2010	2009	2010	2009
	(Dollars in Millions)

Foreign currency risk
Cash flow hedges	$2	$—	$2	$5	$—	$—
Non-designated cash flow hedges	—	—	—	—	—	1

Total	$2	$—	$2	$5	$—	$1

The impact of derivative financial instruments on the Company’s financial statements, as recorded in cost of sales, for the nine months ended September 30, 2010 and 2009 is as follows:

	Amount of Gain (Loss)
	Recorded		Reclassified from
	in AOCI		AOCI into Income		Recorded in Income
	2010	2009	2010	2009	2010	2009
	(Dollars in Millions)

Foreign currency risk
Cash flow hedges	$2	$(1)	$4	$(2)	$—	$—
Non-designated cash flow hedges	—	—	—	—	(1)	2

Total	$2	$(1)	$4	$(2)	$(1)	$2

Interest rate risk
Fair value hedges	$—	$—	$—	$—	$—	$2
Cash flow hedges	—	7	—	(15)	—	—

Total	$—	$7	$—	$(15)	$—	$2

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Fair Value Measurements and Financial Instruments — (Continued)

Concentrations of Credit Risk

Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty, and through monitoring counterparty credit risks. The Company’s concentration of credit risk related to derivative contracts at September 30, 2010 was not significant.

With the exception of the customers below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at September 30, 2010 and December 31, 2009, respectively.

	September 30	December 31
	2010	2009

Ford and affiliates	22%	22%
Hyundai Motor Company	19%	17%
Hyundai Mobis Company	9%	14%
PSA Peugeot Citroën	7%	10%

Management periodically performs credit evaluations of its customers and generally does not require collateral.

NOTE 17.	Commitments and Contingencies

Guarantees

The Company has guaranteed approximately $28 million for lease payments related to its subsidiaries. In connection with the January 2009 PBGC Agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million.

Litigation and Claims

On May 28, 2009, the Debtors filed voluntary petitions in the Court seeking reorganization relief under the provisions of chapter 11 of the Bankruptcy Code. The Debtors’ chapter 11 cases have been assigned to the Honorable Christopher S. Sontchi and are being jointly administered as Case No. 09-11786. The Debtors continued to operate their business as debtors-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court until their emergence on October 1, 2010. Refer to Note 4, “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code,” for details on the chapter 11 cases.

On August 31, 2010, the Court confirmed the Plan. Messrs. Mark Taub and Andrew Shirley, holders of pre-confirmation shares of common stock of Visteon, had objected to confirmation of the Plan alleging, among other grounds, that the Plan violated section 1123(a)(4) of the Bankruptcy Code because the members of an ad hoc equity committee had entered into the equity contribution agreement with the Company and other investors, which entitled them to purchase a limited number of shares of reorganized Visteon and receive reimbursement for certain expenses. The Court overruled their objection in entering the order confirming the Plan (the “Confirmation Order”). On September 8, 2010, Messrs. Taub and Shirley (the

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Commitments and Contingencies — (Continued)

“Appellants”) sought a stay pending appeal of the Confirmation Order. The Court denied their request for a stay on September 9, 2010. On September 10, 2010, the Appellants filed a notice of appeal of the Confirmation Order with the United States District Court for the District of Delaware (the “District Court”), seeking to overturn the Confirmation Order and/or other equitable relief. The Appellants also moved for a stay pending appeal from the District Court. By oral order given on September 14, 2010, the District Court affirmed the Court’s decision denying a stay pending appeal. The Plan went effective on October 1, 2010. The Company intends to vigorously defend the Court’s entry of the Confirmation Order on appeal. The Company is unable to estimate what impact an adverse ruling would have on its results of operations, financial condition, cash flows or the value of its securities. The Appellants have requested remedies that include overturning the Confirmation Order, the payment of cash damages in excess of $50 million, the lowering of the exercise price on certain warrants issued to the Company’s prior shareholders from $58.80 to $16.49, the sale of approximately 1.8 million shares of new common stock to the Company’s prior shareholders at $27.69, or other equitable remedies the District Court may determine. In the event the District Court fashions a remedy for the Appellants, such remedy could negatively impact the value of the Company’s new common stock.

In December of 2009, the Court granted the Debtors’ motion in part authorizing them to terminate or amend certain other postretirement employee benefits, including health care and life insurance. On December 29, 2009, the IUE-CWA, the Industrial Division of the Communications Workers of America, AFL-CIO, CLC, filed a notice of appeal of the Court’s order with the District Court. On March 30, 2010, the District Court affirmed the Court’s order in all respects. On April 1, 2010, the IUE filed a notice of appeal, and subsequently a motion for expedited treatment of the appeal and for a stay pending appeal, with the Circuit Court. On April 13, 2010, the Circuit Court granted the motion to expedite and denied the motion for stay pending appeal. On July 13, 2010, the Circuit Court reversed the order of the District Court and the Court and directed the District Court to, among other things, direct the Court to order the Company to take whatever action is necessary to immediately restore all terminated or modified benefits to their pre-termination/modification levels. On July 27, 2010, the Company filed a Petition for Rehearing or Rehearing En Banc requesting that the Circuit Court grant a rehearing to review the panel’s decision, which was denied. On August 17, 2010 and August 20, 2010, on remand, the Court ruled that the Company should restore certain other postretirement employee benefits to the appellant-retirees as well as salaried retirees and certain retirees of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”). On September 1, 2010, the Company filed a Notice of Appeal of these rulings in respect of the decision to include non-appealing retirees, and on September 15, 2010 the UAW filed a Notice of Cross-Appeal. The Company subsequently reached an agreement with the original appellants in late-September, which resulted in the Company not restoring other postretirement employee benefits of such retirees. The Company is aware that the UAW has filed a complaint with the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after the Effective Date.

On March 31, 2009, Visteon UK Limited, a company organized under the laws of England and Wales and an indirect, wholly-owned subsidiary of the Company, filed for administration under the United Kingdom Insolvency Act of 1986 with the High Court of Justice, Chancery division in London, England. The UK Administration does not include the Company or any of the Company’s other subsidiaries. The UK Administration is discussed in Note 1, “Description of the Business.”

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

That investigation is ongoing and the Debtors have been cooperating with the UK Pensions Regulator. In October of 2009, the trustee of the UK Debtor pension plan filed proofs of claim against each of the Debtors asserting contingent and unliquidated claims pursuant to the UK Pensions Act 2004 and the UK Pensions Act 1995 for liabilities related to a funding deficiency of the UK Debtor pension plan of approximately $555 million as of March 31, 2009. The trustee of the Visteon Engineering Services Limited (“VES”) pension plan also submitted proofs of claim against each of the Debtors asserting contingent and unliquidated claims pursuant to the UK Pensions Act 2004 and the UK Pensions Act 1995 for liabilities related to an alleged funding deficiency of the VES pension plan of approximately $118 million as of March 31, 2009. On May 11, 2010, the UK Debtor Pension Trustees Limited, the creditors’ committee, and the Debtors entered in a stipulation whereby the UK Debtor Pension Trustees Limited agreed to withdraw all claims asserted against the Debtors with prejudice, which the Court approved on May 12, 2010. The trustee of the VES pension plan also agreed to withdraw all claims against each of the Debtors. The Company disputes that any basis exists for the UK Pensions Regulator to seek contribution or financial support from any of the affiliated entities outside the UK with respect to their claims, however, no assurance can be given that a successful claim for contribution or financial support would not have a material adverse effect on the business, results of operations, financial condition or cash flows of the Company and/or its affiliates.

Several current and former employees of Visteon Deutschland GmbH (“Visteon Germany”) filed civil actions against Visteon Germany in various German courts beginning in August 2007 seeking damages for the alleged violation of German pension laws that prohibit the use of pension benefit formulas that differ for salaried and hourly employees without adequate justification. Several of these actions have been joined as pilot cases. In a written decision issued in April 2010, the Federal Labor Court issued a declaratory judgment in favor of the plaintiffs in the pilot cases. To date, more than 400 current and former employees have filed similar actions, and an additional 900 current and former employees are similarly situated. The Company has reserved approximately $20 million relating to these claims based on the Company’s best estimate as to the number and value of the claims that will be made in connection with the pension plan. However, the Company’s estimate is subject to many uncertainties which could result in Visteon Germany incurring amounts in excess of the reserved amount of up to approximately $10 million.

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

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Commitments and Contingencies — (Continued)

reconciliation of changes in product warranty and recall liability for the nine months ended September 30, 2010 and 2009:

	Product Warranty and Recall
	2010	2009
	(Dollars in Millions)

Beginning balance	$79	$100
Accruals for products shipped	19	20
Changes in estimates	(3)	(7)
Settlements	(13)	(21)

Ending balance	$82	$92

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

The Company is aware of contamination at some of its properties and relating to various third-party superfund sites at which the Company or its predecessor has been named as a potentially responsible party. The Company is in various stages of investigation and cleanup at these sites and at September 30, 2010, had recorded an accrual of approximately $1 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Although the Company believes its accrual is adequate based on current information, the Company cannot provide assurance that the eventual environmental investigation, cleanup costs and related liabilities will not exceed the amount of its current accrual.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at September 30, 2010 and that are in excess

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

The Company’s operating structure is organized by global product groups, including: Climate, Electronics and Interiors. These global product groups have financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio. Within each of the global product groups, certain facilities manufacture a broader range of the Company’s total product line offering and the financial information is not limited to the primary product line. Global customer groups are responsible for the business development of the Company’s product portfolio and overall customer relationships. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment.

Overview of Segments

•	The Climate product group manufactures climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems.

•	The Electronics product group manufactures audio systems, infotainment systems, driver information systems, powertrain and feature control modules, climate controls, electronic control modules and lighting.

•	The Interiors product group manufactures instrument panels, cockpit modules, door trim and floor consoles.

•	The Company’s Services operations provide a centralized administrative function to monitor and facilitate various transition services in support of divestiture transactions, principally related to ACH. As of August 31, 2010, the Company ceased providing substantially all transition and other services or leasing employees to ACH.

VISTEON CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Segment Information — (Continued)

Segment Net Sales, Gross Margin and Operating Assets

	Net Sales
			Nine Months		Gross Margin
	Three Months Ended		Ended		Three Months Ended		Nine Months Ended
	September 30		September 30		September 30		September 30
	2010	2009	2010	2009	2010	2009	2010	2009
	(Dollars in Millions)

Climate	$796	$678	$2,421	$1,760	$71	$77	$277	$156
Electronics	495	504	1,606	1,374	(54)	27	189	59
Interiors	480	556	1,612	1,456	22	15	94	27
Eliminations	(69)	(62)	(202)	(137)	—	—	—	—

Total products	1,702	1,676	5,437	4,453	39	119	560	242
Services	28	61	142	205	1	1	2	3

Total consolidated	$1,730	$1,737	$5,579	$4,658	$40	$120	$562	$245

	Inventories, net		Property and Equipment, net
	September 30	December 31	September 30	December 31
	2010	2009	2010	2009
	(Dollars in Millions)

Climate	$215	$153	$763	$774
Electronics	116	104	532	525
Interiors	63	56	210	291
Central/Elimination	1	6	—	—

Total segments	395	319	1,505	1,590
Reconciling Item
Corporate	—	—	307	346

Total consolidated	$395	$319	$1,812	$1,936

Reconciling Item and Reclassification

Certain adjustments are necessary to reconcile segment information to the Company’s consolidated amounts. Corporate reconciling items are related to the Company’s technical centers, corporate headquarters and other administrative and support functions. Segment information for the quarterly and year-to-date periods ended September 30, 2009 and as of December 31, 2009 has been recast to reflect the Company’s facility located in Sao Paulo, Brazil as part of the Interiors segment. Previously, this facility was reported as part of the Electronics segment. This operation has been reclassified consistent with the Company’s current management reporting structure.

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

Executive Summary

Visteon Corporation is a leading global supplier of climate, interiors and electronics systems, modules and components to global automotive original equipment manufacturers (“OEMs”) including BMW, Chrysler Group LLC, Daimler AG, Fiat, Ford, General Motors, Honda, Hyundai / Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. The Company has a broad network of manufacturing, technical engineering and joint venture operations in every major geographic region of the world, supported by approximately 26,500 employees dedicated to the design, development, manufacture and support of its product offering and its global customers. The Company conducts its business across four segments: Climate, Interiors, Electronics and Services.

Reorganization under Chapter 11 of the U.S. Bankruptcy Code

On May 28, 2009 (the “Petition Date”), Visteon and certain of its U.S. subsidiaries (the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) (Consolidated Case No. 09-11786). On August 31, 2010 (the “Confirmation Date”), the Court entered an order (the “Confirmation Order”) confirming the Debtors’ joint plan of reorganization (as amended and supplemented, the “Plan”), which was comprised of two mutually exclusive sub plans, the Rights Offering Sub-Plan and the Claims Conversion Sub-Plan. On October 1, 2010 (the “Effective Date”), all conditions precedent to the effectiveness of the Rights Offering Sub-Plan and related documents were satisfied or waived and the Company emerged from bankruptcy. The Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court through the Effective Date. The Company’s other subsidiaries, primarily non-U.S. subsidiaries, have been excluded from the Chapter 11 Proceedings and continue to operate their businesses without supervision from the Court and are not subject to the requirements of the Bankruptcy Code.

Plan of Reorganization

The following is a summary of the substantive provisions of the Rights Offering Sub-Plan and related transactions and is not intended to be a complete description of, or a substitute for a full and complete reading of, the Plan. This summary is qualified in its entirety by reference to the full text of the Plan:

•	Cancellation of any shares of Visteon common stock and any options, warrants or rights to purchase shares of Visteon common stock or other equity securities outstanding prior to the Effective Date;

•	Issuance of approximately 45,000,000 new shares of common stock to certain investors in a private offering (the “Rights Offering”) exempt from registration under the Securities Act for proceeds of approximately $1.25 billion;

•	Execution of an exit financing facility including $500 million in funded, secured debt and a $200 million asset-based, secured revolver that was undrawn at the Effective Date; and,

•	Application of proceeds from such borrowings and sales of equity along with cash on hand to make settlement distributions contemplated under the Plan, including;

•	cash settlement of the pre-petition seven-year secured term loan claims of approximately $1.5 billion, along with interest of approximately $160 million;

•	cash settlement of the U.S. asset-backed lending facility (“ABL”) and related letters of credit of approximately $128 million;

•	establishment of a professional fee escrow account of $68 million; and,

•	cash settlement of other claims and fees of approximately $119 million;

•	Issuance of approximately 2,500,000 shares of new common stock to holders of pre-petition notes, including 7% Senior Notes due 2014, 8.25% Senior Notes due 2010, and 12.25% Senior Notes due 2016; holders of the 12.25% senior notes would also receive warrants to purchase up to 2,355,000 shares of reorganized Visteon common stock at an exercise price of $9.66 per share;

•	Issuance of approximately 1,000,000 shares of new common stock for old common stock interests and warrants to purchase up to 1,577,951 shares of reorganized Visteon common stock at an exercise price of $58.80 per share;

•	Issuance of approximately 1,700,000 shares of restricted stock issued to management under a post-emergence share-based incentive compensation program; and,

•	Reinstatement of certain pre-petition obligations including certain OPEB liabilities and administrative, general and other unsecured claims.

The following table summarizes the estimated effect of the Plan on the Company’s capital structure:

		Estimated	Pro Forma
	September 30	Reorganization	October 1
	2010	Adjustments	2010
	(Dollars in Millions)

Cash and equivalents (including restricted cash)	$1,113	$(157)	$956
Debt	140	478	618
Employee benefits	828	186	1,014
Other liabilities	577	132	709
Liabilities subject to compromise	3,121	(3,121)	—
Total shareholders’ (deficit) equity	(737)	2,171	1,434

The estimated reorganization adjustment affecting the Company’s shareholders’ deficit at September 30, 2010 is primarily due to an estimated gain of approximately $900 million on the settlement of liabilities subject to compromise in accordance with the Plan and the Rights Offering. This gain, the reorganization adjustments and the October 1, 2010 pro forma balances in the table above are based on preliminary estimates as of October 1, 2010, and are subject to further revisions and adjustments. Updates to such estimated and preliminary information will be completed in the periods subsequent to those reported in this quarterly report on Form 10-Q and will be calculated as of the actual emergence effective date of October 1, 2010. Such updates may result in amounts different than those above and such differences may be material. Additionally, the reorganization adjustments and October 1, 2010 pro forma balances are not intended to represent actual post-emergence financial condition and any differences could be material.

The pro forma October 1, 2010 balances above were derived from the Company’s unaudited Consolidated Balance Sheet as of September, 30, 2010 and are provided for informational and illustrative purposes only. Further, the consolidated financial statements as of and for all periods as included herein have not been adjusted to reflect any changes in the Company’s capital structure as a result of the Plan nor have they been adjusted to reflect any changes in the fair value of assets and liabilities as a result of the adoption of fresh start accounting. Such adjustments will be applied to the Company’s financial statements from the Effective Date and will be reported in the Company’s Form 10-K for the year ending December 31, 2010. Accordingly, the Company’s financial statements for periods subsequent to the Effective Date will not be comparable to previous periods as such previous periods do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of the Plan or the related application of fresh start accounting.

Third Quarter and Year to Date 2010 Financial Overview

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2010	2009	Change	2010	2009	Change
	(Dollars in Millions)

Net Sales	$1,730	$1,737	$(7)	$5,579	$4,658	$921
Product Sales	1,702	1,676	26	5,437	4,453	984
Gross Margin	40	120	(80)	562	245	317
Net Loss	(123)	(23)	(100)	(52)	(113)	61
Adjusted EBITDA*	149	129	20	476	224	252
Cash provided from (used by) Operations	50	84	(34)	223	(151)	374
Free Cash Flow*	(1)	55	(56)	106	(238)	344

*	The terms included in the table above constitute Non-GAAP measures and are explained and reconciled to their nearest respective GAAP measure in the following text.

The Company’s consolidated net sales during the three months ended September 30, 2010 decreased $7 million when compared to the same period of 2009, including an increase in product sales of $26 million, which was more than offset by a decrease of $33 million in services revenue. The increase in product sales includes $202 million associated with higher OEM production volumes, partially offset by plant divestitures and closures of $134 million. Unfavorable currency of $38 million, primarily related to the weakening of the Euro as partially offset by the strengthening of the Korean Won, along with net price reductions further reduced sales. Services revenue decreased during the three months ended September 30, 2010 in connection with the ACH Termination Agreement.

The Company’s consolidated net sales during the nine months ended September 30, 2010 increased $921 million or 20% when compared to the same period of 2009, including an increase in product sales of $984 million, which was partially offset by a decrease of $63 million in services revenue. Significant production volume increases across all key customers globally resulted in an increase of $1.1 billion. Favorable currency of $172 million, primarily related to the strengthening of the Korean Won as partially offset by the weakening of the Euro, further increased sales. These increases were partially offset by plant divestitures and closures of $294 million. Services revenue decreased during the nine months ended September 30, 2010 due to lower utilization of such services during 2010 by ACH, including the impact of the ACH Termination Agreement.

The Company’s gross margin was $40 million for the three-month period ended September 30, 2010, compared with $120 million in the same period of 2009, representing a decrease of $80 million. The decrease included approximately $111 million of charges attributable to the reinstatement of liabilities associated with certain other postretirement employee benefit (“OPEB”) plans pursuant to an August 17, 2010 Court order requiring the Company to retroactively reinstate terminated or modified benefits from April 1, 2010 for all plan participants except those subject to the North Penn CBA, partially offset by curtailments and other gains related to the ACH Termination Agreement. The impact of plant closures and divestitures of $21 million and unfavorable currency of $16 million further reduced the Company’s gross margin for the quarter. These reductions were partially offset by $33 million related to favorable production volumes and net cost reductions including restructuring savings.

The Company’s gross margin for the nine-month period ended September 30, 2010 was $562 million, compared with $245 million in the same period of 2009, representing an increase of $317 million. The increase includes $306 million associated with higher production levels, $54 million of net OPEB benefit, $43 million associated with customer accommodation and support agreements, and $25 million related to the non-recurrence of accelerated depreciation and net cost reductions including restructuring savings and $11 million related to the ACH Termination Agreement. The net OPEB benefit of $54 million resulted from $344 million of benefits attributable to OPEB termination actions in December 2009 and in February 2010 pursuant to a December 2009 Court order authorizing such terminations, partially offset by $290 million of expense attributable to the subsequent reinstatement of such benefits pursuant to a July 2010 order of the United States Court of Appeals for the Third Circuit and an August 2010 order of the Court. Gross margin for the nine-month period ended September 30, 2010 was also negatively impacted by $76 million of currency, $44 million for plant closures and divestitures, $27 million due to the non-recurrence of a favorable customer settlement in 2009 and $17 million related to employee benefit litigation.

The Company generated net losses of $123 million and $52 million for the three and nine month periods ended September 30, 2010, representing an increase of $100 million and a decrease of $61 million, respectively, when compared to the same periods of 2009. The Company reported Adjusted EBITDA of $149 million and $476 million for the three and nine-month periods ended September 30, 2010, representing increases of $20 million and $252 million, respectively, when compared with Adjusted EBITDA of $129 million and $224 million for the same periods of 2009. The Company’s Adjusted EBITDA has improved in both the three and nine-month periods of 2010 as compared with 2009 due in large part to higher production levels and cost reduction actions.

Adjusted EBITDA is presented as a supplemental measure of the Company’s financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company’s continuing operating activities across reporting periods. The Company defines Adjusted EBITDA as net loss attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of asset impairments, gains or losses on divestitures, net restructuring expenses and other reimbursable costs, certain non-recurring employee charges and benefits, reorganization items and other non-operating gains and losses. Not all companies use identical calculations and, accordingly, the Company’s presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

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

A reconciliation of net loss attributable to Visteon to Adjusted EBITDA is provided in the following table.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Dollars in Millions)

Net loss attributable to Visteon	$(140)	$(38)	$(108)	$(148)
Interest expense, net	31	6	160	102
Provision for income taxes	19	18	94	63
Depreciation and amortization	67	93	207	255
Impairments and net transaction gains and losses	—	—	25	(95)
Restructuring and other related costs, net	3	27	5	17
Net OPEB and other employee charges	115	—	(30)	—
Reorganization items	54	23	123	30

Adjusted EBITDA	$149	$129	$476	$224

As of September 30, 2010 the Company had total cash of $1.1 billion, including restricted cash of $195 million. Total cash of the Debtors was approximately $448 million as of September 30, 2010 of which approximately $187 million was restricted. For the nine months ended September 30, 2010 the Company generated $223 million of cash from operations, compared to a use of $151 million for the same period of 2009. The improvement was primarily attributable to improved operating results, as adjusted for non-cash items and the accrual of post-petition interest on the seven-year term loans, partially offset by bankruptcy related professional fee payments. The Company generated Free Cash Flow of $106 million during the nine months ended September 30, 2010, compared with a use of $238 million in the same period of 2009.

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

A reconciliation of Free Cash Flow to cash provided from (used by) operating activities is provided in the following table.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Dollars in Millions)

Cash provided from (used by) operating activities	$50	$84	$223	$(151)
Capital expenditures	(51)	(29)	(117)	(87)

Free Cash Flow	$(1)	$55	$106	$(238)

Results of Operations

Three Months Ended September 30, 2010 and 2009

	Net Sales			Gross Margin
	2010	2009	Change	2010	2009	Change
	(Dollars in Millions)

Climate	$796	$678	$118	$71	$77	$(6)
Electronics	495	504	(9)	(54)	27	(81)
Interiors	480	556	(76)	22	15	7
Eliminations	(69)	(62)	(7)	—	—	—

Total product	1,702	1,676	26	39	119	(80)
Services	28	61	(33)	1	1	—

Total consolidated	$1,730	$1,737	$(7)	$40	$120	$(80)

Net sales for Climate were $796 million for the quarter ended September 30, 2010, compared with $678 million for the same period of 2009, representing an increase of $118 million or 17%. Higher production volumes in all regions increased net sales by $117 million, including $64 million, $29 million and $22 million in Asia, Europe and North America, respectively.

Net sales for Electronics were $495 million in the third quarter of 2010, compared with $504 million for the third quarter of 2009, representing a decrease of $9 million or 2%. The decrease included $29 million of unfavorable currency primarily related to the Euro, $18 million associated with the closure of the Company’s North Penn facility, and net customer price reductions. These decreases were partially offset by a $44 million increase in net sales attributable to higher OEM production volumes, including $19 million in Asia and $16 million in Europe.

Net sales for Interiors were $480 million in the third quarter of 2010, compared with $556 million for the third quarter of 2009, for a decrease of $76 million or 14%. The decrease includes $114 million associated with the divestiture and/or closure of the Company’s North American Interiors facilities supporting Nissan and Chrysler, combined with the effect of the sale of the Company’s Atlantic facility. Additionally, unfavorable currency, primarily related to the weakening of the Euro as partially offset by the strengthening of the Korean Won and Brazilian Real, further decreased net sales by $8 million, along with net customer price reductions. These decreases were partially offset by $50 million of increased sales attributable to higher production volumes in all regions, including $34 million in Europe.

Services revenues primarily relate to information technology, engineering, administrative and other business support services provided by the Company to ACH, under the terms of various agreements with ACH. Such services are generally provided at an amount that approximates cost. Total services revenues were $28 million in the third quarter of 2010, compared with $61 million in 2009. The decline in services revenue represents lower ACH utilization of the Company’s services. As of August 31, 2010, the Company ceased providing substantially all transition and other services or leasing employees to ACH.

Gross Margin

Gross margin for Climate was $71 million in the third quarter of 2010, compared with $77 million in the third quarter of 2009, representing a decrease of $6 million. Gross margin was adversely impacted during the third quarter by $18 million associated with the reinstatement of benefits under certain OPEB plans previously terminated pursuant to a ruling of the Court. Gross margin was also reduced by $3 million for unfavorable currency changes. These decreases were partially offset by an increase in gross margin of $14 million related to higher global production volumes.

Gross margin for Electronics was a negative $54 million in the third quarter of 2010, compared with $27 million in the third quarter of 2009, for a decrease of $81 million. The decrease in gross margin included approximately $85 million related to the reinstatement of benefits under certain OPEB plans pursuant to an August, 2010 order of the Court to retroactively reinstate such benefits to the April 1, 2010 initial termination date. Gross margin was also negatively impacted by the closure of the Company’s North Penn facility in 2010, which decreased gross margin by $12 million and unfavorable currency, primarily related to the Euro, further reduced gross margin by $11 million. These decreases were partially offset by a $5 million increase in gross margin attributable to increased production volumes, a $5 million gain on the sale of a former Lighting facility in Monterrey, Mexico, and net cost efficiencies including restructuring savings. The Company’s Electronics product group continues to incur increased costs associated with premium shipping and manufacturing inefficiencies related to semiconductor material supply shortages. While the Company is working with its customers and suppliers to manage the industry supply shortage, this condition is expected to continue into the foreseeable future. No assurance can be provided that the Company will be successful in managing this shortage and if the Company was to experience a significant or prolonged shortage of critical components and could not otherwise procure necessary components, the Company would be unable to meet its production schedules for some of its key products. Failing to meet production schedules would adversely affect the Company’s results of operations, financial position and cash flows.

Gross margin for Interiors was $22 million in the third quarter of 2010, compared with $15 million in the third quarter of 2009, representing an increase of $7 million. Global production volume improvement, net of the impact of plant closures, increased gross margin by $5 million. Net cost efficiencies including restructuring savings, partially offset by the impact of the Court ruling regarding OPEB and unfavorable currency accounted for the remainder of the increase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $91 million in the third quarter of 2010, compared with $95 million in the third quarter of 2009, for a decrease of $4 million. The reduction includes $17 million related to net cost efficiencies resulting from the Company’s restructuring activities partially offset by $12 million of increased employee compensation-related costs.

Reorganization Items

Costs directly attributable to the Chapter 11 Proceedings were $54 million for the three months ended September 30, 2010, compared to $23 million for the same period of 2009, representing an increase of $31 million. The increase is due to professional fees, including certain bankruptcy emergence success fees, associated with increased reorganization activities during the period including Plan confirmation and Plan effectiveness.

Restructuring Expenses

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the three months ended September 30, 2010. The Company’s restructuring expenses are primarily related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Central	Total
	(Dollars in Millions)

June 30, 2010	$18	$1	$4	$2	$25
Expenses	1	—	2	—	3
Currency exchange	2	—	—	—	2
Utilization	(4)	(1)	(4)	—	(9)

September 30, 2010	$17	$—	$2	$2	$21

During the third quarter of 2010, the Company recorded approximately $2 million in equipment move and relocation costs, related to facility wind down and consolidation actions in connection with customer accommodation agreements and $1 million in employee severance and termination benefit costs. Utilization of $9 million includes $4 million of payments for severance and other employee termination benefits and $5 million related to equipment move and relocation costs.

On October 1, 2010 the Company announced a voluntary workforce reduction program at a European Interiors facility which extended through October 15, 2010. The Company expects to record costs of approximately $24 million during the fourth quarter of 2010 in connection with this plan as employees execute separation agreements. Payments are expected to be made to employees during the fourth quarter of 2010 and first half of 2011 as they leave the Company. The program was launched in connection with customer resourcing activities and the Company anticipates recovery of approximately $18 million of such costs in accordance with a customer support agreement.

Interest

Interest expense of $35 million for the three months ended September 30, 2010 represents an increase of $27 when compared to $8 million for the same period of 2009. The increase includes $30 million of contractual interest expense on the Company’s pre-petition seven-year secured term loans, partially offset by $2 million of lower interest expense on affiliate debt. Interest income was approximately $4 million for the three-month period ended September 30, 2010, compared to $2 million for the same period of 2009, due to higher global cash balances in 2010.

Contractual interest represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. The Company ceased recording interest expense on outstanding pre-petition debt instruments classified as liabilities subject to compromise from the May 28, 2009 petition date as such amounts of contractual interest were not being paid and were not determined to be probable of being an allowed claim. Pursuant to a July 28, 2010 letter agreement with the four financial institutions comprising a steering committee of the Company’s term loan lenders and the agent for the Company’s term loan facility, the steering committee and the agent affirmed their support of the Company’s Plan and the Company acknowledged that the Plan would provide term lenders with post-petition interest at the default rate set forth in the term loan credit agreement through the effective date of the Plan. Accordingly, the Company determined that post-petition interest on the seven-year secured term loans was probable of being an allowed claim and commenced recording related interest expense from July 1, 2010.

Adequate protection amounts pursuant to the cash collateral order of the Court, and as related to the ABL Credit Agreement have been classified as “Interest expense” on the Company’s consolidated statements of operations.

Equity in Net Income of Non-consolidated Affiliates

Equity in net income of non-consolidated affiliates of $35 million represents an increase of $9 million when compared to the same period of 2009. The increase was primarily attributable to Yanfeng Visteon Automotive Trim Systems Co, Ltd. and its related affiliates and resulted from higher OEM production levels driven by government stimulus programs, particularly in China.

Income Taxes

The provision for income taxes of $19 million for the three months ended September 30, 2010 represents an increase of $1 million when compared with the same period of 2009. The increase in tax expense is primarily attributable to the non-recurrence of certain tax benefits recorded during the three months ended September 30, 2009 including $11 million associated with tax benefits on operating losses to the extent of increases in other comprehensive income and $6 million associated with unrecognized tax benefits, including interest and penalties, related primarily to statute expirations. These increases in tax expense were largely offset by the year-over-year impact of changes in the mix of earnings and differing tax rates between jurisdictions.

Nine Months Ended September 30, 2010 and 2009

	Net Sales			Gross Margin
	2010	2009	Change	2010	2009	Change
	(Dollars in Millions)

Climate	$2,421	$1,760	$661	$277	$156	$121
Electronics	1,606	1,374	232	189	59	130
Interiors	1,612	1,456	156	94	27	67
Eliminations	(202)	(137)	(65)	—	—	—

Total products	5,437	4,453	984	560	242	318
Services	142	205	(63)	2	3	(1)

Total consolidated	$5,579	$4,658	$921	$562	$245	$317

Net Sales

Net sales for Climate were $2,421 million for the nine months ended September 30, 2010, compared with $1,760 million for the same period of 2009, representing an increase of $661 million or 38%. The increase includes $575 million attributable to higher production volumes in all regions, including $289 million, $146 million and $114 million in Asia, North America and Europe, respectively. Additionally, favorable currency, primarily related to the Korean Won, increased sales by $103 million. Plant closures, including the Company’s Basildon and Belfast, UK and Springfield, Ohio facilities reduced sales by $20 million.

Net sales for Electronics were $1,606 million for the nine months ended September 30, 2010, compared with $1,374 million for the first nine months of 2009, representing an increase of $232 million or 17%. Higher global production volumes increased sales by $313 million, including $171 million, $73 million, and $61 million in Europe, North America and Asia, respectively. The closure of the Company’s North Penn facility in 2010 reduced sales by $52 million. Unfavorable currency decreased sales by $16 million, primarily related to the Euro partially offset by the Korean Won and Brazilian Real, and net customer price reductions further reduced sales.

Net sales for Interiors were $1,612 million in the first nine months of 2010, compared with $1,456 million for the first nine months of 2009, representing an increase of $156 million or 11%. Higher production volumes in all regions increased sales by $305 million, including $178 million, $63 million and $33 million in Europe, Asia, and North America, respectively. Favorable currency, primarily related to the Korean Won and the Brazilian Real, as partially offset by the Euro further increased sales by $85 million. The divestiture and/or closure of the Company’s North American Interiors facilities supporting Nissan and Chrysler, combined with effect of the closure of the Company’s Enfield, UK facility and Atlantic facility, resulted in a $222 million decline in sales. Additionally, the non-recurrence of a favorable 2009 customer settlement further reduced sales by $27 million.

Services revenues primarily relate to information technology, engineering, administrative and other business support services provided by the Company to ACH, under the terms of various agreements with ACH. Such services are generally provided at an amount that approximates cost. Total services revenues were $142 million in the first nine months of 2010, compared with $205 million for the same period in 2009. The decline in services revenue represents lower ACH utilization of the Company’s services including the impact of the ACH Termination Agreement.

Gross Margin

Gross margin for Climate was $277 million for the nine months ended September 30, 2010, compared with $156 million in the same period of 2009, representing an increase of $121 million. Higher global production volumes, net of the impact of plant closures, increased gross margin by $141 million. Additionally, net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities and the net benefits associated with the termination of Company-paid benefits under certain U.S. OPEB plans, further improved gross margin by $8 million. Currency reduced gross margin by $28 million, primarily related to the Korean Won.

Gross margin for Electronics of $189 million for the nine months ended September 30, 2010, compared with $59 million for the first nine months of 2009, represents an increase of $130 million. Net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities and the benefits associated with the termination of Company-paid benefits under certain U.S. OPEB plans improved gross margin by $109 million. Higher global production volumes, net of the impact of plant closures, increased gross margin by $59 million. Currency reduced gross margin by $39 million, primarily related to the Mexican Peso, Czech Koruna, Euro and Brazilian Real.

Gross margin for Interiors was $94 million in the first nine months of 2010, compared with $27 million in the first nine months of 2009, representing an increase of $67 million. Global production volume improvement, net of the impact of plant closures, increased gross margin by $63 million. Net cost efficiencies achieved through manufacturing performance, purchasing improvement efforts and restructuring activities and the benefits associated with the termination of Company-paid benefits under certain U.S. OPEB plans improved gross margin by $41 million. The non-recurrence of a favorable customer settlement in 2009 reduced gross margin by $27 million. Currency further reduced gross margin by $10 million, primarily related to the Korean Won.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $292 million in the first nine months of 2010, compared with $300 million in the first nine months of 2009, for a decrease of $8 million. The reduction includes $49 million related to net cost efficiencies resulting from the Company’s ongoing restructuring activities, $19 million related to the non-recurrence of 2009 professional fees and $11 million associated with the ACH Termination Agreement. These reductions were partially offset by $35 million of increased employee compensation costs, and $15 million for the reinstatement of benefits under certain OPEB plans, $14 million of actuarial losses associated with the termination of benefits under certain OPEB plans and $7 million associated with unfavorable currency.

Reorganization Items

Costs directly attributable to the Chapter 11 Proceedings were $123 million for the nine months ended September 30, 2010, compared to $30 million for the nine months ended September 30, 2009, an increase of $93 million. This increase includes $82 million related to professional fees, $6 million related to settlement agreements authorized by the Court and $5 million of allowed amounts under executory contract rejection claims and other allowed claim adjustments.

Restructuring Expenses

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the nine months ended September 30, 2010. The Company’s restructuring expenses are primarily related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Central	Total
	(Dollars in Millions)

December 31, 2009	$21	$—	$16	$2	$39
Expenses	6	1	7	6	20
Currency exchange	(1)	—	—	—	(1)
Utilization	(9)	(1)	(21)	(6)	(37)

September 30, 2010	$17	$—	$2	$2	$21

During the nine months ended September 30, 2010, the Company recorded $20 million of restructuring expenses, including $6 million of employee severance and termination benefits to streamline corporate administrative and support functions; $6 million of equipment move and relocation costs; $5 million of employee severance and termination benefits related to the closure of a European Interiors facility; $3 million of employee severance and termination benefits related to customer accommodation and support agreements.

Utilization of $37 million includes $26 million of payments for severance and other employee termination benefits, $9 million for payment of equipment move and relocation costs and $2 million of special termination benefits reclassified to pension and other postretirement employee benefit liabilities.

Deconsolidation Gain

On March 31, 2009, in accordance with the provisions of the United Kingdom Insolvency Act of 1986 and pursuant to a resolution of the board of directors of Visteon UK Limited, a company organized under the laws of England and Wales and an indirect, wholly-owned subsidiary of the Company, representatives from KPMG were appointed as administrators in respect of the UK Debtor. The effect of the UK Debtor’s entry into administration was to place the management, affairs, business and property of the UK Debtor under the direct control of the Administrators. As of March 31, 2009, total assets of $64 million, total liabilities of $132 million and related amounts deferred as accumulated other comprehensive income of $84 million, were deconsolidated from the Company’s balance sheet resulting in a deconsolidation gain of $152 million. The Company also recorded $57 million for contingent liabilities related to the UK Administration, including $45 million of costs associated with former employees of the UK Debtor, for which the Company was reimbursed from the escrow account on a 100% basis.

Asset Impairments and Loss on Divestitures

In June 2010, the Company reached an agreement to sell its entire 46.6% interest in the shares of Toledo Molding & Die, Inc., a supplier of interior components, for proceeds of approximately $10 million. The Company recorded an impairment charge of approximately $4 million, representing the difference between the carrying value of the Company’s investment in Toledo Molding & Die, Inc. and the expected share sale proceeds. Additionally, in March 2010, the Company completed the sale of substantially all of the assets of Atlantic Automotive Components, L.L.C., and recorded losses of approximately $21 million in connection with the sale.

Interest

Interest expense was $170 million for the nine months ended September 30, 2010 compared to $110 million for the same period of 2009. The increase in interest expense includes $152 million of contractual interest on the seven-year secured term loans, partially offset by the Company ceasing to record interest expense on certain other pre-petition debt instruments as of the May 28, 2009 petition date and the non-recurrence of debt waiver fees and losses from the termination of interest rate swaps during 2009.

Contractual interest represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. The Company ceased recording interest expense on outstanding pre-petition debt instruments classified as liabilities subject to compromise from the May 28, 2009 petition date as such amounts of contractual interest were not being paid and were not determined to be probable of being an allowed claim. Pursuant to a July 28, 2010 letter agreement with the four financial institutions comprising a steering committee of the Company’s term loan lenders and the agent for the Company’s term loan facility, the steering committee and the agent affirmed their support of the Company’s Plan and the Company acknowledged that the Plan would provide term lenders with post-petition interest at the default rate set forth in the term loan credit agreement through the effective date of the Plan. Accordingly, the Company determined that post-petition interest on the seven-year secured term loans was probable of being an allowed claim, recorded a cumulative amount of previously unrecorded post-petition contractual interest of $122 million during the second quarter of 2010 and commenced recording related interest expense from July 1, 2010.

Adequate protection amounts pursuant to the cash collateral order of the Court, and as related to the ABL Credit Agreement have been classified as “Interest expense” on the Company’s consolidated statement of operations.

Equity in Net Income of Non-consolidated Affiliates

Equity in net income of non-consolidated affiliates of $100 million represents an increase of $48 million when compared to the same period of 2009. The increase was primarily attributable to Yanfeng Visteon Automotive Trim Systems Co, Ltd. and its related affiliates and resulted from higher OEM production levels driven by increased consumer demand and government sponsored incentive programs, particularly in China.

Income Taxes

The provision for income taxes of $94 million for the nine months ended September 30, 2010, represents an increase of $31 million when compared with $63 million in the same period of 2009. The increase in tax expense is primarily attributable to overall higher earnings in those countries where the Company is profitable, which includes the year-over-year impact of changes in the mix of earnings and differing tax rates between jurisdictions, and the non-recurrence of a $12 million tax benefit on operating losses after taking into consideration pre-tax income from other comprehensive income. These year-over-year increases in tax expense were partially offset by $13 million in decreases primarily attributable to the non-recurrence of tax expense associated with the recognition of deferred gains on terminated hedges and a net reduction in uncertain tax benefits, including interest and penalties, related primarily to statute expirations.

Cash Flows

Operating Activities

Cash provided from operating activities during the first nine months of 2010 totaled $223 million, compared with a use of $151 million for the same period in 2009. The increase is primarily due to improved operating results, as adjusted for non-cash items, the 2010 accrual of post-petition interest on the seven-year term loans and higher non-cash tax expense, partially offset by higher bankruptcy professional fee payments and higher trade working capital outflow reflecting increases in inventory and non-recurrence of the chapter 11 automatic stay on pre-petition trade payables in 2009.

Investing Activities

Cash used by investing activities of $75 million during the first nine months of 2010, decreased by $18 million when compared with $93 million for the same period in 2009. The decrease resulted from proceeds from the sale of the certain assets including the Company’s Interiors operations located in Highland Park, Michigan and Saltillo, Mexico, the Company’s ownership interest in Toledo, Molding & Die, Inc., the assets of Atlantic Automotive Components, LLC and the Company’s former Lighting facility in Monterrey, Mexico. The decrease in cash used by investing activities also included $11 million resulting from the non-recurrence of a 2009 cash use associated with the deconsolidation of the UK Debtor. These decreases in cash used by investing activities were partially offset by a $30 million increase in capital expenditures.

Financing Activities

Cash used by financing activities totaled $193 million in the first nine months of 2010, compared with $245 million in the same period of 2009. The decrease in cash usage includes the non-recurrence of an $87 million payment on the outstanding balance of a secured debt in Europe made in the first half of 2009, $40 million lower amount of cash that became restricted in first nine months of 2010 compared to first nine months of 2009 and non-recurrence of 2009 decrease in book overdrafts, partially offset by the payment in full of the $75 million balance outstanding under the DIP Credit Agreement.

Liquidity

The Company had total cash balances of approximately $1.1 billion as of September 30, 2010 and December 31, 2009, including restricted cash of $195 million and $133 million, respectively. As of September 30, 2010 the Debtors’ total cash was $448 million, of which $187 million was restricted. As of December 31, 2009 the Debtors’ total cash was $558 million, of which $128 million was restricted.

DIP Credit Agreement

On August 18, 2010, the Company paid, in full, the $75 million balance outstanding under the DIP Credit Agreement. Borrowings under the DIP Credit Agreement were issued at a 2.75% discount with interest at variable rates equal to (i) 6.50% (or 8.50% in the event a default), plus (ii) a Eurodollar rate (subject to a floor of 3.00% per annum). The Company also paid a fee of 1.00% per annum on the unused portion of the $150 million available, payable monthly in arrears.

On November 18, 2009, the Company entered into a $150 million Senior Secured Super Priority Priming Debtor in Possession Credit and Guaranty Agreement, with certain subsidiaries of the Company, a syndicate of lenders, and Wilmington Trust FSB, as administrative agent. The Company’s domestic subsidiaries that are also debtors and debtors-in-possession were guarantors under the DIP Credit Agreement. Borrowings under the DIP Credit Agreement were secured by, among other things, a first priority perfected security interest in assets that constitute first priority collateral under pre-petition secured term loans, as well as a second priority perfected security interest in assets that constitute first priority collateral under pre-petition secured asset-based revolving loans.

Letter of Credit Reimbursement and Security Agreement

On November 16, 2009, the Company entered into a $40 million Letter of Credit (“LOC”) Reimbursement and Security Agreement (the “LOC Agreement”), with certain subsidiaries of the Company and US Bank National Association as a means of providing financial assurances to a variety of service providers that support daily operations. The agreement was scheduled to expire on September 30, 2010 and is under the condition that a collateral account is maintained (with US Bank) equal to 103% of the aggregated stated amount of the LOCs with reimbursement of any draws. As of September 30, 2010, the Company has $13 million of outstanding letters of credit issued under this facility and secured by restricted cash.

The LOC Agreement was subsequently extended until September 30, 2011 in connection with the Company’s chapter 11 emergence, with a reduced amount available of $15 million.

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

On June 19, 2009, the Court entered a first supplemental interim order authorizing the use of Ford’s cash collateral and granting adequate protection on substantially the same terms as those set forth in the interim cash collateral order previously entered. Thereafter, the Debtors sought, and the Court approved numerous supplemental interim orders extending the consensual use of Ford’s Cash Collateral, generally on a monthly basis and materially consistent with the terms of preceding interim cash collateral orders. As of September 30, 2010, such cash collateral amounted to approximately $293 million, which includes restricted cash for the ABL obligations of $80 million.

On May 29, 2009, Wilmington Trust FSB, as administrative agent for the Debtors’ term loan secured lenders, filed a motion with the Court seeking adequate protection of these lenders’ collateral including, but not limited to, intellectual property, equity in foreign subsidiaries and intercompany debt owed by foreign subsidiaries, as well as certain cash flows associated with such collateral (the “Motion for Adequate Protection”). Contemporaneously with entering the Third Supplemental Interim Cash Collateral Order, the Court entered a final order in connection with the Motion for Adequate Protection (the “Stipulation, Agreement, and Final Order”). The Stipulation, Agreement, and Final Order authorizes the Debtors to use the cash collateral and certain other pre-petition collateral (as defined in the Stipulation, Agreement, and Final Order) of the term loan secured lenders and grants adequate protection to these lenders for any diminution in the value of their interests in their collateral, whether from the use of the cash collateral or the use, sale, lease, depreciation or other diminution in value of their collateral, or as a result of the imposition of the automatic stay under section 362(a) of the Bankruptcy Code. Specifically, subject to certain conditions, adequate protection provided to the term loan secured lenders included, but was not limited to, replacement liens and adequate protection payments in the form of cash payments of the reasonable and documented fees, costs and expenses of the term loan secured lenders’ professionals (as defined in the Stipulation, Agreement, and Final Order) employed in connection with the Debtors’ chapter 11 cases. As of September 30, 2010, the term loan secured lenders’ cash collateral amounted to approximately $92 million, which was recorded as “Restricted cash” on the Company’s consolidated balance sheet.

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

Fifth Amended Plan of Reorganization and Exit Financing

On the October 1, 2010 effective date of emergence all conditions precedent to the effectiveness of the Rights Offering Sub-Plan and related documents were satisfied or waived and the Debtors emerged from bankruptcy. A summary of related cash sources and uses is provided below.

October 1
2010

Cash Sources:
Rights offering proceeds	$1,250
Exit financing proceeds	500

Total cash sources	$1,750
Cash Uses:
Seven year secured term loan and interest	$1,660
ABL and letters of credit	128
Other claims and fees	119

Total cash sources	$1,907

Net decrease in cash (including restricted cash)	$(157)

The Company issued 45,145,000 shares of new common stock to certain investors in a private offering exempt from registration under the Securities Act for proceeds of $1.25 billion and entered into an exit financing term loan for $500 million. The proceeds were used, along with cash on hand, to fund the transactions contemplated under the Plan. Additionally, the Company entered into a new revolving loan credit agreement, which provides for a $200 million asset-based revolving credit facility, which was undrawn at October 1, 2010. Additional information related to the exit financing term loan and asset-based revolving credit facility is provided herein under the heading Debt and Capital Structure.

Over the long-term, the Company expects to fund its working capital, restructuring and capital expenditure needs with cash flows from operations. To the extent that the Company’s liquidity needs exceed cash from operations, the Company would look to its cash balances and availability for borrowings, including its $200 million asset-based revolving credit facility, to satisfy those needs, as well as the need to raise additional capital. However, the Company’s ability to fund its working capital, restructuring and capital expenditure needs may be adversely affected by many factors including, but not limited to, general economic conditions, specific industry conditions, financial markets, competitive factors and legislative and regulatory changes. In general, the Company’s cash and liquidity needs are impacted by the level, variability and timing of its customers’ worldwide vehicle production, which varies based on economic conditions and market shares in major markets. The Company’s intra-year needs are impacted by seasonal effects in the industry, such as mid-year shutdowns, the subsequent ramp-up of new model production and the additional year-end shutdowns by its primary customers. These seasonal effects normally require use of liquidity resources during the first and third quarters.

Debt and Capital Structure

Pre-Emergence

Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. The Company did not make principal and interest payments in connection with its pre-petition debt during the Chapter 11 Proceedings, including in connection with the $1.5 billion principal amount due under the seven-year secured term loans due 2013; $862 million principal amount under various unsecured notes due 2010, 2014 and 2016; and $127 million of other secured and unsecured borrowings. Additionally, Debt discounts of $8 million, deferred financing costs of $14 million and losses on terminated interest rate swaps of $23 million were no longer being amortized and have been included as adjustments to the net carrying value of the related pre-petition debt. Additional information related to the Company’s debt is set forth in Note 11, “Debt,” to the consolidated financial statements included herein under Item 1.

Refer to the Company’s December 31, 2009 Annual Report on Form 10-K for information related to the covenants and restrictions associated with pre-petition debt of the Debtors, which was either repaid or extinguished upon the effectiveness of the Plan as of October 1, 2010.

Post-Emergence

On October 1, 2010, the Company entered into a new term loan credit agreement (the “Term Loan”), by and among the Company as borrower, certain of the Company’s subsidiaries as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., (“MSSF”) as lead arranger, collateral agent and administrative agent, which provides for a $500 million secured term loan. At the Company’s option, the Term Loan will bear an interest rate equal to the LIBOR-based rate (“LIBOR Rate”) or the applicable domestic rate (“Base Rate”). The Base Rate shall be the greater of a floating rate equal to the highest of (i) the rate, if any, quoted for such day in the Wall Street Journal as the “US Prime Rate”, (ii) the Federal Funds Rate plus 50 basis points per annum, (iii) the LIBOR Rate for a LIBOR period of one-month plus 1% and (iv) 2.75% per annum, in each case plus the applicable margin. LIBOR Rate is subject to a 1.75% floor. The applicable margin on loans is 5.25% in the case of Base Rate loans and 6.25% in the case of LIBOR Rate loans. Upon certain events of default, all outstanding loans and the amount of all other obligations owing under the Term Loan will automatically start to bear interest at a rate per annum equal to 2.0% plus the rate otherwise applicable to such loans or other obligations, for so long as such event of default is continuing.

The Term Loan will mature on October 17, 2017 and is payable in quarterly installments starting March 31, 2011 in an amount equal to .25% of the aggregate outstanding principal amount of the Term Loan with a final installment payment for the remaining principal due upon maturity. Outstanding borrowings under the Term Loan are prepayable, without penalty, in $1 million increments. There are mandatory prepayments of principal in connection with: (i) the incurrence of certain indebtedness, (ii) certain equity issuances, (iii) certain asset sales or other dispositions and (iv) excess cash flow sweeps. The Term Loan requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, including financial covenants, and contains customary events of default.

All obligations under the Term Loan are unconditionally guaranteed by certain of the Company’s domestic subsidiaries. In connection with the Term Loan, the Company and certain of its subsidiaries entered into a security agreement, an intellectual property security agreement, a pledge agreement, a mortgage and an aircraft mortgage (collectively, the “Term Primary Collateral Documents”) in favor of MSSF. Pursuant to the Term Primary Collateral Documents, all obligations under the Term Loan are secured by (i) a first-priority perfected lien (subject to certain exceptions) in substantially (a) all investment property, (b) all documents, (c) all general intangibles, (d) all intellectual property, (e) all equipment, (f) all real property (including both fee and leasehold interests) and fixtures not constituting Revolver Priority Collateral (as defined below), (g) all instruments, (h) all insurance, (i) all letter of credit rights, (j) all commercial tort claims, (k) all other collateral not constituting Revolver Priority Collateral (as defined below), (l) intercompany notes, and the intercompany loans and advances evidenced thereby, owed by any foreign credit party to any other foreign credit party, (m) all books and records related to the foregoing, and (n) all proceeds, including insurance proceeds, of any and all of the foregoing and all collateral security and guaranties given by any person with respect to any of the foregoing; provided that the foregoing does not include any property or assets included in clauses (g), (h) or (j) of the definition of Revolver Priority Collateral (as defined below) and (ii) a perfected subordinated lien (subject to certain exceptions) on substantially all other present and after acquired property.

On October 1, 2010, the Company entered into a new revolving loan credit agreement (the “Revolver”), by and among the Company and certain of the Company’s subsidiaries, as borrowers, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, co-collateral agent, co-syndication agent and Bank of America, N.A., as co-collateral agent, and Barclays Capital, as co-syndication agent, which provides for a $200 million asset-based revolving credit facility. Up to $75 million of the Revolver is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolver. Up to $20 million of the Revolver is available for swing line advances, and any advances will reduce the amount available for loans under the Revolver. Advances under the Revolver are limited by a borrowing base as stipulated in the agreement.

At the Company’s option, the Revolver will bear an interest rate equal to the LIBOR Rate or the Base Rate. The Base Rate shall be the greater of (i) the rate that the Revolver Administrative Agent announces from time to time as its prime or base commercial lending rate, as in effect from time to time, (ii) the Federal Funds Rate plus 50 basis points per annum and (iii) the LIBOR Rate for a LIBOR period of one-month beginning on such day plus 1.00%, in each case plus the applicable margin. The applicable margin on loans is subject to a step-down based on availability and ranges from 2.00% to 2.75% in the case of Base Rate loans and from 3.00% to 3.75% in the case of LIBOR Rate loans. Issued and outstanding letters of credit are subject to a fee equal to the applicable margin then in effect for LIBOR Rate loans, a fronting fee equal to 0.25% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit. The Company also will pay a commitment fee on undrawn amounts under the Revolver of between 0.50% and 0.75% per annum. Upon any event of default, all outstanding loans and the amount of all other obligations owing under the Revolver will automatically start to bear interest at a rate per annum equal to 2.0% plus the rate otherwise applicable to such loans or other obligations, for so long as such event of default is continuing.

The Revolver will mature October 1, 2015. Outstanding borrowings under the Revolver are prepayable, and the commitments under the Revolver may be permanently reduced (or terminated), without penalty, in increments of $1 million. There are mandatory prepayments of principal in connection with (i) overadvances, (ii) the incurrence of certain indebtedness, (iii) certain equity issuances and (iv) certain asset sales or other dispositions. The Revolver requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, including financial covenants, and contains customary events of default.

All obligations under the Revolver and obligations in respect of banking services and swap agreements with the lenders and their affiliates are unconditionally guaranteed by certain of the Company’s domestic subsidiaries. In connection with the revolver credit agreement, the Company and certain of its subsidiaries entered into a security agreement, a pledge agreement, a mortgage and an aircraft mortgage (collectively, the “Revolver Primary Collateral Documents”) in favor MSSF. Pursuant to the Revolver Primary Collateral Documents, all obligations under the Revolver Facility and obligations in respect of banking services and swap agreements with the lenders and their affiliates are, subject to the terms of the Intercreditor Agreement, secured by (i) a first-priority perfected lien (subject to certain exceptions) in substantially (a) all cash and all cash equivalents, (b) intercompany notes, and the intercompany loans and advances evidenced thereby, owed by any domestic Credit Party to any other domestic Credit Party (as defined therein), (c) accounts (other than accounts arising under contracts for the sale of Term Priority Collateral) and related records, (d) all chattel paper, (e) all deposit accounts and all checks and other negotiable instruments, funds and other evidences of payment held therein (other than identifiable proceeds of Term Priority Collateral), (f) all inventory, (g) all eligible real property and corporate aircraft included in the borrowing base, (h) solely to the extent evidencing, governing, securing or otherwise related to the items referred to in the preceding clauses (a) through (g), all documents, general intangibles, instruments, investment property and letter of credit rights, (i) all books and records, relating to the foregoing, and (j) all proceeds, including insurance proceeds, of any and all of the foregoing and all collateral, security and guarantees given by any person with respect to any of the foregoing (collectively, “Revolver Priority Collateral”) and (ii) a perfected subordinated lien (subject to certain exceptions) on substantially all other present and after acquired property.

As of the Effective Date, the Company issued warrants to purchase up to 2,355,000 shares of the Company’s new common stock to holders of the Company’s 12.25% senior notes due December 31, 2016 at an exercise price of $9.66 per share. These warrants have a ten-year term and may be exercised for cash or on a net issuance basis. Additionally, as of the Effective Date, the Company issued warrants to purchase up to 1,577,951 shares of new common stock to holders of the Company’s common stock outstanding prior to the Effective at an exercise price of $58.80 per share. These warrants have a five-year term and may be exercised for cash or on a net issuance basis.

Off-Balance Sheet Arrangements

The Company has guaranteed approximately $28 million for lease payments related to its subsidiaries. In connection with the January 2009 PBGC Agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million.

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

The Company’s use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Fair value measurements related to derivative assets take into account the non-performance risk of the respective counterparty, while derivative liabilities take into account the non-performance risk of Visteon and its foreign affiliates. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives as of September 30, 2010.

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

Cautionary Statements Regarding Forward-Looking Information

Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and estimates, which are subject to risks and uncertainties including those discussed in Item 1A under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for fiscal year 2009 as well as elsewhere in this report. Accordingly, the reader should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent the Company’s estimates and assumptions only as of the date of this report. The Company does not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made. The Company qualifies all of its forward-looking statements by these cautionary statements. The reader should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:

•	Visteon’s ability to satisfy its future capital and liquidity requirements; Visteon’s ability to access the credit and capital markets at the times and in the amounts needed and on terms acceptable to Visteon; Visteon’s ability to comply with financial and other covenants in its credit agreements; and the continuation of acceptable supplier payment terms.

•	Visteon’s ability to satisfy its pension and other postretirement employee benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost effective basis.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers, particularly its largest customer, Ford.

•	Changes in vehicle production volume of Visteon’s customers in the markets where it operates, and in particular changes in Ford’s and Hyundai Kia’s vehicle production volumes and platform mix.

•	Visteon’s ability to profitably win new business and to maintain current business with, and win future business from, existing customers, and, its ability to realize expected sales and profits from new business.

•	Increases in commodity costs or disruptions in the supply of commodities, including steel, resins, aluminum, copper, fuel and natural gas.

•	Visteon’s ability to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, improve its operating performance; to achieve the benefits of its restructuring actions; and to recover engineering and tooling costs and capital investments.

•	Restrictions in labor contracts with unions that restrict Visteon’s ability to close plants, divest unprofitable, noncompetitive businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.

•	The costs and timing of facility closures or dispositions, business or product realignments, or similar restructuring actions, including potential asset impairment or other charges related to the implementation of these actions or other adverse industry conditions and contingent liabilities.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Legal and administrative proceedings, investigations and claims, including shareholder class actions, inquiries by regulatory agencies, product liability, warranty, employee-related, environmental and safety claims and any recalls of products manufactured or sold by Visteon.

•	Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system or fuel prices and supply.

•	The cyclical and seasonal nature of the automotive industry.

•	Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.

•	Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.

•	Visteon’s ability to quickly and adequately remediate control deficiencies in its internal control over financial reporting.

•	Other factors, risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Information contained in the Company’s historical financial statements will not be comparable to the information contained in the Company’s financial statements after the application of fresh-start accounting.

Following the consummation of the Plan, the Company’s financial condition and results of operations from and after the Effective Date will not be comparable to the financial condition or results of operations reflected in the Company’s historical financial statements.

As a result of the Company’s restructuring under Chapter 11 of the Bankruptcy Code, its financial statements will be subject to the fresh start accounting provisions of GAAP. The Company will apply fresh start accounting, in which its assets, liabilities and non-controlling interests will be recorded at their estimated fair value using the principles of purchase accounting. Goodwill, if any, will result if the reorganization value of Visteon exceeds the net total of the fair value of its assets, liabilities and non-controlling interests. Adjustments to the carrying amounts could be material and could affect prospective results of operations as balance sheet items are settled, depreciated, amortized or impaired.

This will make it difficult for stockholders to assess the Company’s performance in relation to prior periods. The Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010 will reflect the consummation of the Plan and the adoption of fresh start accounting.

The Company’s emergence from bankruptcy will reduce or eliminate its U.S. net operating losses and other tax attributes and limit the Company’s ability to offset future U.S. taxable income with tax losses and credits incurred prior to its emergence from bankruptcy.

The discharge of a debt obligation by a taxpayer in a bankruptcy proceeding for an amount less than its adjusted issue price (as defined for tax purposes) generally creates cancellation of indebtedness income, or COD income, that is excludable from a taxpayer’s taxable income. However certain tax attributes otherwise available and of value to a debtor will be reduced to the extent of the excludable COD income. Additionally, Internal Revenue Code Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. As a result of the Company’s emergence from bankruptcy, the Company expects to have excludable COD income that will reduce its U.S. net operating losses and other tax attributes and the Company expects a limitation under Internal Revenue Code Sections 382 and 383 as a result of an ownership change.

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

See Exhibit Index beginning on page 63.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ MICHAEL J. WIDGREN
Michael J. Widgren
Vice President, Corporate Controller and Chief Accounting Officer

Date: October 27, 2010

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

2.1	Fifth Amended Joint Plan of Reorganization, filed August 31, 2010 (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Visteon Corporation filed on September 7, 2010 (File No. 001-15827)).
2.2	Fourth Amended Disclosure Statement, filed June 30, 2010 (incorporated by reference to Exhibit 2.2 to the current report on Form 8-K of Visteon Corporation filed on September 7, 2010 (File No. 001-15827)).
3.1	Second Amended and Restated Certificate of Incorporations of Visteon Corporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form 8-A of Visteon Corporation filed on September 30, 2010 (File No. 000-54138)).
3.2	Second Amended and Restated Bylaws of Visteon Corporation (incorporated by reference to Exhibit 3.2 to the registration statement on Form 8-A of Visteon Corporation filed on September 30, 2010 (File No. 000-54138)).
4.1	Warrant Agreement, dated as of October 1, 2010, by and between Visteon Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 10.1 to the registration statement on Form 8-A of Visteon Corporation filed on September 30, 2010 (File No. 000-54138)).
4.2	Warrant Agreement, dated as of October 1, 2010, by and between Visteon Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 10.2 to the registration statement on Form 8-A of Visteon Corporation filed on September 30, 2010 (File No. 000-54138)).
10.1	Registration Rights Agreement, dated as of October 1, 2010, by and among Visteon Corporation and certain investors listed therein (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K of Visteon Corporation filed on October 1, 2010 (File No. 001-15827)).
10.2	Equity Commitment Agreement, dated as of May 6, 2010, by and among Visteon Corporation, Alden Global Distressed Opportunities Fund, L.P., Allen Arbitrage, L.P., Allen Arbitrage Offshore, Armory Master Fund Ltd., Capital Ventures International, Caspian Capital Partners, L.P., Caspian Select Credit Master Fund, Ltd., Citadel Securities LLC, CQS Convertible and Quantitative Strategies Master Fund Limited, CQS Directional Opportunities Master Fund Limited, Crescent 1 L.P., CRS Fund Ltd., CSS, LLC, Cumber International S.A., Cumberland Benchmarked Partners, L.P., Cumberland Partners, Cyrus Europe Master Fund Ltd., Cyrus Opportunities Master Fund II, Ltd., Cyrus Select Opportunities Master Fund, Ltd., Deutsche Bank Securities Inc. (solely with respect to the Distressed Products Group), Elliott International, L.P., Goldman, Sachs & Co. (solely with respect to the High Yield Distressed Investing Group), Halbis Distressed Opportunities Master Fund Ltd., Kivu Investment Fund Limited, LongView Partners B, L.P., Mariner LDC (Caspian), Mariner LDC (Riva Ridge), Merced Partners II, L.P., Merced Partners Limited Partnership, Monarch Master Funding Ltd., NewFinance Alden SPV, Oak Hill Advisors, L.P., Quintessence Fund L.P., QVT Fund LP, Riva Ridge Master Fund, Ltd., Seneca Capital LP, Silver Point Capital, L.P., SIPI Master Ltd., Solus Alternative Asset Management LP, Spectrum Investment Partners, L.P., Stark Criterion Master Fund Ltd., Stark Master Fund Ltd., The Liverpool Limited Partnership, The Seaport Group LLC Profit Sharing Plan, UBS Securities LLC, Venor Capital Management, Whitebox Combined Partners, L.P., and Whitebox Hedged High Yield Partners, L.P. (incorporated by reference to Exhibit 2.1 to the quarterly report on Form 10-Q of Visteon Corporation filed on August 9, 2010 (File No. 001-15827)).

Exhibit
Number		Exhibit Name

10.3		First Amendment, dated as of June 13, 2010, to the Equity Commitment Agreement, by and among Visteon Corporation, Alden Global Distressed Opportunities Fund, L.P., Allen Arbitrage, L.P., Allen Arbitrage Offshore, Armory Master Fund Ltd., Capital Ventures International, Caspian Capital Partners, L.P., Caspian Select Credit Master Fund, Ltd., Citadel Securities LLC, CQS Convertible and Quantitative Strategies Master Fund Limited, CQS Directional Opportunities Master Fund Limited, Crescent 1 L.P., CRS Fund Ltd., CSS, LLC, Cumber International S.A., Cumberland Benchmarked Partners, L.P., Cumberland Partners, Cyrus Europe Master Fund Ltd., Cyrus Opportunities Master Fund II, Ltd., Cyrus Select Opportunities Master Fund, Ltd., Deutsche Bank Securities Inc. (solely with respect to the Distressed Products Group), Elliott International, L.P., Goldman, Sachs & Co. (solely with respect to the High Yield Distressed Investing Group), Halbis Distressed Opportunities Master Fund Ltd., Kivu Investment Fund Limited, LongView Partners B, L.P., Mariner LDC (Caspian), Mariner LDC (Riva Ridge), Merced Partners II, L.P., Merced Partners Limited Partnership, Monarch Master Funding Ltd., NewFinance Alden SPV, Oak Hill Advisors, L.P., Quintessence Fund L.P., QVT Fund LP, Riva Ridge Master Fund, Ltd., Seneca Capital LP, Silver Point Capital, L.P., SIPI Master Ltd., Solus Alternative Asset Management LP, Spectrum Investment Partners, L.P., Stark Criterion Master Fund Ltd., Stark Master Fund Ltd., The Liverpool Limited Partnership, The Seaport Group LLC Profit Sharing Plan, UBS Securities LLC, Venor Capital Management, Whitebox Combined Partners, L.P., and Whitebox Hedged High Yield Partners, L.P. (incorporated by reference to Exhibit 2.2 to the quarterly report on Form 10-Q of Visteon Corporation filed on August 9, 2010 (File No. 001-15827)).
10.4		Term Loan Agreement, dated October 1, 2010 by and among Visteon Corporation, certain of its subsidiaries, the lenders party thereto and Morgan Stanley Senior Funding Inc. as the Term Administrative Agent, (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Visteon Corporation filed on October 1, 2010 (File No. 001-15827)).
10.5		Revolving Loan Credit Agreement, dated October 1, 2010 by and among Visteon Corporation, certain of its subsidiaries, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as the Revolver Administrative Agent (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Visteon Corporation filed on October 1, 2010 (File No. 001-15877)).
10.6		Employment Agreement, dated October 1, 2010, by and between Visteon Corporation and Donald J. Stebbins (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K of Visteon Corporation filed on October 1, 2010 (File No. 001-15827)).*
10.7		Form of Executive Officer Change in Control Agreement (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K of Visteon Corporation filed on October 1, 2010 (File No. 001-15827)).*
10.8		Form of Officer Change In Control Agreement (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K of Visteon Corporation filed on October 1, 2010 (File No. 001-15827)).*
10.9		Global Settlement and Release Agreement, dated September 29, 2010, by and among Visteon Corporation, Ford Motor Company and Automotive Components Holdings, LLC (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Visteon Corporation filed on October 1, 2010 (File No. 001-15827)).
10.10		Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-8 of Visteon Corporation filed on September 30, 2010 (File No. 333-169695)).*
10	.10.1	Form of Terms and Conditions of Initial Restricted Stock Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-8 of Visteon Corporation filed on September 30, 2010 (File No. 333-169695)).*
10	.10.2	Form of Terms and Conditions of Initial Restricted Stock Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-8 of Visteon Corporation filed on September 30, 2010 (File No. 333-169695)).*

Exhibit
Number	Exhibit Name

10.11	Visteon Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-1 of Visteon Corporation filed on September 30, 2010 (File No. 333-170104)).*
10.12	Visteon Corporation 2010 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.12 to the registration statement on Form S-1 of Visteon Corporation filed on September 30, 2010 (File No. 333-170104)).*
10.13	Visteon Corporation 2010 Pension Parity Plan (incorporated by reference to Exhibit 10.13 to the registration statement on Form S-1 of Visteon Corporation filed on September 30, 2010 (File No. 333-170104)).*
10.14	2010 Visteon Executive Severance Plan (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-1 of Visteon Corporation filed on October 22, 2010 (File No. 333-170104)).*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated October 27, 2010.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated October 27, 2010.
32.1	Section 1350 Certification of Chief Executive Officer dated October 27, 2010.
32.2	Section 1350 Certification of Chief Financial Officer dated October 27, 2010.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.