Form 10-K
period 2010-12-31
VISTEON CORP
filed 2011-03-09
CIK 1111335

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-15827
VISTEON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-3519512
(State of incorporation)	(I.R.S. employer identification no.)
One Village Center Drive, Van Buren Township, Michigan (Address of principal executive offices)	48111 (Zip code)

Registrant’s telephone number, including area code: (800)-VISTEON

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Warrants, each exercisable for one share of Common Stock at an exercise price of $58.80 (expiring Oct. 15, 2015)
(Title of class)

Warrants, each exercisable for one share of Common Stock at an exercise price of $9.66 (expiring Oct. 15, 2020)
(Title of Class)

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No   ✓

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010 (the last business day of the most recently completed second fiscal quarter) was approximately $62.5 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   ✓    No

As of March 2, 2011, the registrant had outstanding 50,759,380 shares of common stock.

Document Incorporated by Reference

Document	Where Incorporated

None	None

PART I

ITEM 1.	BUSINESS

General

Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of climate, interiors and electronics systems, modules and components to global automotive original equipment manufacturers (“OEMs”). Headquartered in Van Buren Township, Michigan, Visteon has a workforce of approximately 26,500 employees and a network of manufacturing operations, technical centers and joint ventures in every major geographic region of the world. The Company was incorporated in Delaware in January 2000 as a wholly-owned subsidiary of Ford Motor Company (“Ford” or “Ford Motor Company”). Subsequently, Ford transferred the assets and liabilities comprising its automotive components and systems business to Visteon. The Company separated from Ford on June 28, 2000 when all of the Company’s common stock was distributed by Ford to its shareholders.

Effective October 1, 2005, the Company transferred 23 of its North American facilities and certain other related assets and liabilities to Automotive Components Holdings, LLC (“ACH”), an indirect, wholly-owned subsidiary of Ford (the “ACH Transactions”). The transferred facilities included all of the Company’s plants that leased hourly workers covered by Ford’s Master Agreement with the United Auto Workers Union (“UAW”), and accounted for approximately $6.1 billion of the Company’s total product sales for 2005, the majority being products sold to Ford.

Following the completion of the ACH Transactions and in January 2006, the Company announced a multi-year improvement plan that involved the restructuring of certain underperforming and non-strategic plants and businesses to improve operating and financial performance and to reduce costs. The multi-year improvement plan, which was initially expected to affect up to 23 facilities, was completed during 2008 and addressed a total of 30 facilities and businesses, including 7 divestitures and 14 closures. These activities resulted in sales declines of $1 billion and $675 million during the years ended December 31, 2008, and 2007, respectively.

During the latter part of 2008 and through 2009, weakened economic conditions, largely attributable to the global credit crisis, and erosion of consumer confidence, negatively impacted the automotive sector. On May 28, 2009, the Company and many of its domestic subsidiaries filed voluntary petitions for reorganization relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in response to the resulting sudden and severe declines in global automotive production and the related adverse impact on the Company’s cash flows and liquidity. On August 31, 2010, the bankruptcy court entered a confirmation order confirming the debtors’ plan of reorganization and the Company emerged from bankruptcy on October 1, 2010.

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

The Company’s Industry

In general, the automotive industry is cyclical, highly competitive, capital intensive, and sensitive to changes in overall economic conditions. Global economic instability and the lack of available credit drove significant declines in consumer confidence during the latter part of 2008, which resulted in rapid and severe decreases in vehicle sales and triggered major production cuts across OEMs globally. These conditions lasted well into 2009 and placed considerable strain on the entire automotive supply chain, resulting in numerous bankruptcies of OEMs and suppliers alike. During 2010, the global automotive industry began to recover from the unprecedented downturn of 2009, as evidenced by double digit production volume increases for most global OEMs. However, while industry production volumes increased from the trough of 2009 levels, current volumes remain lower than peak levels of the recent past, driven largely by the U.S. market. The global automotive sector also experienced a significant uptick in governmental regulation over vehicle safety during 2010, as evidenced by the U.S. government levying the highest-ever fine on an OEM for the alleged deliberate delay in recalling potentially flawed vehicles. These economic realities and regulatory events, combined with the continued emergence of developing global markets and shifting consumer preferences, have resulted in significant structural change within the global automotive sector and have set the stage for future industry growth.

Significant developments and trends affecting the global automotive industry are summarized below.

•	Globalization — The automotive sector is rapidly globalizing. Accordingly, the entire automotive supply chain must balance resources and production capacity to most efficiently address diverse consumer needs and preferences as well as unique market dynamics. Developing automotive markets including Brazil, Russia, India and China, represent significant growth opportunities attributable to the increasing income levels of a growing and significant middle class in these countries and their need and desire to achieve basic mobility. However, vehicle affordability remains a challenge in these markets, highlighting the need to meet divergent requirements of consumers in both mature and emerging markets. To lower costs, OEMs are expected to continue to shift their production facilities from high-cost regions such as North America and Western Europe to lower-cost regions such as Brazil, Russia, India and China. Through these localization efforts, labor and transportation costs can be lowered, while positioning operations in markets with the highest potential for future growth. Additionally, to serve multiple markets cost effectively, OEMs continue to reduce the overall number of individual vehicle platforms and move to fewer global vehicle platforms, which typically are designed in one location but are produced and sold in many different markets around the world. This allows for design cost savings and further scale of economies through the production of a greater number of models from each platform.

The continued globalization of the automotive industry is pushing OEMs and suppliers to move to a more collaborative “design-to-cost” approach, where innovative solutions are applied to technology available in current products resulting in a much simpler variant with a lower cost, while ensuring safety and performance. Supporting OEM low cost vehicle design and development also presents suppliers with the opportunity to participate in the reinvention of how vehicles will be designed and assembled in the future. Additionally, suppliers having operations in the geographic markets in which OEMs produce global platforms enables suppliers to meet OEMs’ needs more economically and efficiently, thus making global coverage a source of significant competitive advantage for suppliers with a diverse global footprint.

ITEM 1.	BUSINESS — (Continued)

•	Governmental involvement — Governments in all major countries have a significant influence on the automotive sector through various environmental, energy, economic, labor and consumer safety policies and regulations. Such policies and regulations can impact vehicle design, as well as, production and assembly processes. Recent policy-making and regulatory efforts have resulted in more stringent automobile emissions standards requiring smaller and lighter vehicles and steering innovation efforts toward cleaner energy sources. During the global economic crisis that started in late 2008 and ran through the majority of 2009, governments took a significant role in supporting the automotive sector through various financial investment mechanisms and end-consumer targeted incentive programs. Most recently, vehicle safety has been the subject of significant governmental involvement in the form of fines and penalties for OEMs failing to respond timely to product safety issues through product recall campaigns.

As suppliers become increasingly integrated in vehicle design and development, particularly in relation to the supply of vehicle modules and systems, exposure to costs associated with product recall and warranty have increased. Additionally, as OEMs migrate to fewer global vehicle platforms, product recall and warranty issues tend to be of a much larger scale and magnitude. Successful automotive suppliers must possess a demonstrated track record of consistently providing customers with high quality and conforming parts.

•	Fuel efficiency and green initiatives — In the wake of the increased cost of petroleum-based fuel, global regulatory momentum to reduce emissions, and consumer demand for more environmentally friendly products, OEMs have turned to alternative fuel combustion engines, electric vehicles and other environmentally conscious technologies. Gas-electric hybrid vehicles, as well as, all-electric and hydrogen vehicles are increasing in popularity with consumers. Additionally, OEMs are designing their vehicles with more renewable materials and are reducing the level of volatile organic compounds in their vehicles. Successful suppliers must enable the green initiatives of their customers and maintain their own environmentally conscious approach to manufacturing on a global basis.

•	Vehicle safety, comfort and convenience — Consumers are increasingly interested in products that make them feel safer and more secure. Accordingly, OEMs are incorporating more safety oriented technologies into their vehicles such as air bags, anti-lock brakes, traction control, adaptive and driver visibility enhancing lighting and driver awareness capabilities. Digital and portable technologies have dramatically influenced the lifestyle of today’s consumers who expect products that enable such a lifestyle. This requires increased electronic and technical content such as in-vehicle communication, navigation and entertainment capabilities. While OEMs are taking different paths to connect their vehicles to high-speed broadband internet connections in the short-term, future vehicles are expected to be built with vehicle-to-vehicle connectivity systems. To achieve sustainable profitable growth, automotive suppliers must effectively support their customers in developing and delivering integrated products and innovative technologies at competitive prices that provide for differentiation and that address consumer preferences for vehicle safety, comfort and convenience. Suppliers that are able to generate new products and add a greater intrinsic value to the end consumer will have a significant competitive advantage.

ITEM 1.	BUSINESS — (Continued)

•	Customer price pressures and raw material cost inflation — The highly competitive nature of the automotive industry drives a focus on cost and price throughout the entire automotive supply chain. Virtually all OEMs have aggressive price reduction initiatives each year with their suppliers. Further, suppliers are continually challenged by the volatile nature of critical manufacturing inputs, specifically, commodity-driven raw material and energy costs. Generally, the increased costs of raw materials and components used in the manufacture of the Company’s products have been difficult to pass on to customers and the need to maintain a continued supply of raw materials has made it difficult to resist price increases and surcharges imposed by suppliers. Accordingly, suppliers must be able to reduce their operating costs in order to maintain profitability. Visteon has taken and continues to take difficult, but necessary steps to reduce its costs to offset customer price reductions and increasing costs through operating efficiencies, new manufacturing processes, collaborative design efforts, sourcing alternatives, restructuring actions and other cost reduction initiatives.

Financial Information about Segments

The Company’s operations are organized in global product groups, including Climate, Electronics and Interiors. Further information relating to the Company’s reportable segments can be found in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (Note 23, “Segment Information,” to the Company’s consolidated financial statements).

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

Electronics Products	Description

Audio / Infotainment Systems	The Company produces a wide range of audio/infotainment systems and components to provide in-vehicle information and entertainment, including base radio/CD head units, infotainment head units with integrated DVD/navigation, premium audiophile systems and amplifiers, and rear seat family entertainment systems. Examples of the Company’s latest audio/infotainment products include digital and satellite radios, HDtm and DABtm broadcast tuners, MACH® Voice Link technology and a range of connectivity solutions for portable devices.
Driver Information Systems	The Company designs and manufactures a wide range of instrument clusters and displays to assist driving, ranging from standard analog-electronic clusters to high resolution, fully-configurable, large-format digital LCD devices for the luxury vehicle segment.
Electronic Climate Controls and Integrated Control Panels	The Company designs and manufactures a complete line of climate control modules with capability to provide full system integration. The array of modules available varies from single zone manual electronic modules to fully automatic multiple zone modules. The Company also provides integrated control panel assemblies which incorporate audio, climate and other feature controls to allow customers to deliver unique interior styling options and electrical architecture flexibility.
Powertrain and Feature Control Modules	The Company designs and manufactures a wide range of powertrain and feature control modules. Powertrain control modules cover a range of applications from single-cylinder small engine control systems to fully-integrated V8/V10 engine and transmission controllers. Feature control modules typically manage a variety of powertrain and other vehicle functions, including controllers for fuel pumps, 4x4 transfer cases, intake manifold tuning valves, security and voltage regulation systems and various customer convenience features.
Lighting	The Company designs and builds a wide variety of headlamps (projector, reflector or advanced front lighting systems), rear combination lamps, center high-mounted stop lamps and fog lamps. The Company utilizes a variety of light-generating sources including light emitting diode, high intensity discharge and halogen-based systems.

Interiors Product Group

The Company is one of the leading global suppliers of cockpit modules, instrument panels, door and console modules and interior trim components.

Interiors Products	Description

Cockpit Modules	The Company’s cockpit modules incorporate structural, electronic, climate control, mechanical and safety components. Customers are provided with a complete array of services including advanced engineering and computer-aided design, styling concepts and modeling and in-sequence delivery of manufactured parts. The Company’s cockpit modules are built around its instrument panels which consist of a substrate and the optional assembly of structure, ducts, registers, passenger airbag system (integrated or conventional), finished panels and the glove box assembly.
Door Panels and Trims	The Company provides a wide range of door panels / modules as well as a variety of interior trim products.
Console Modules	The Company’s consoles deliver flexible and versatile storage options to the consumer. The modules are interchangeable units and offer consumers a wide range of storage options that can be tailored to their individual needs.

ITEM 1.	BUSINESS — (Continued)

Services

The Company’s Services operations provide various transition services in support of divestiture transactions, principally related to the ACH Transactions. As of August 31, 2010, the Company ceased providing all services, including the leasing of salaried and hourly employees, to ACH in connection with the ACH Termination Agreement, as discussed further below.

The Company’s Customers

The Company sells its products primarily to global vehicle manufacturers including Bayerishe Motoren Werke AG (“BMW”), Chrysler Group LLC (“Chrysler”), Daimler AG (“Daimler”), Ford, General Motors Company (“General Motors”), Honda Motor Co., Ltd. (“Honda”), Hyundai Motor Company (“Hyundai”), Kia Motors (“Kia”), Mazda Motor Corporation (“Mazda”), Mitsubishi Motors (“Mitsubishi”), Nissan Motor Company, Ltd. (“Nissan”), PSA Peugeot Citroën, Renault S.A. (“Renault”), Toyota Motor Corporation (“Toyota”) and Volkswagen, as well as emerging new vehicle manufacturers in Asia. To a lesser degree, the Company also sells products for use as aftermarket and service parts to automotive original equipment manufacturers and others for resale through independent distribution networks. The Company’s largest customers are Hyundai Kia Automotive Group and Ford, accounting for 29% and 25%, respectively, of 2010 product sales.

The Company records revenue when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured. Price reductions are typically negotiated on an annual basis between suppliers and OEMs. Such reductions are intended to take into account expected annual reductions in the overall cost to the supplier of providing products and services to the customer, through such factors as manufacturing productivity enhancements, material cost reductions and design-related cost improvements. The Company has an aggressive cost reduction program that focuses on reducing its total costs, which are intended to offset customer price reductions. However, there can be no assurance that the Company’s cost reduction efforts will be sufficient to fully offset such price reductions. The Company records price reductions when specific facts and circumstances indicate that a price reduction is probable and the amounts are reasonably estimable.

The Company’s Competition

The automotive sector is concentrated, but operates under highly competitive conditions resulting from the globalized nature of the industry, high fixed costs and the resulting need for scale economies, market dynamics including share in mature economies and positioning in emerging economies, and the low cost of switching for the end consumer. Accordingly, OEMs rigorously evaluate suppliers on the basis of financial viability, product quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design and manufacturing capability and flexibility, customer service and overall management. The Company’s primary independent competitors include Alpine Electronics, Inc., Automotive Lighting Reutlingen GmbH, Behr GmbH & Co. KG, Continental AG, Delphi Corporation, Denso Corporation, Faurecia Group, Harman International AKG, Hella KGaA, International Automotive Components Group, Johnson Controls, Inc., Koito Manufacturing Co., Ltd., Magna International Inc., Robert Bosch GmbH and Valéo S.A.

ITEM 1.	BUSINESS — (Continued)

The Company’s Product Sales Backlog

Expected net product sales for 2011 through 2013 from new programs, less net sales from phased-out, lost and canceled programs are approximately $700 million. The Company’s estimate of expected net sales may be impacted by various assumptions, including vehicle production levels on new programs, customer price reductions, currency exchange rates and the timing of program launches. In addition, the Company typically enters into agreements with its customers at the beginning of a vehicle’s life for the fulfillment of customers’ purchasing requirements for the entire production life of the vehicle. These agreements generally may be terminated by customers at any time and, accordingly, expected net sales information does not represent firm orders or firm commitments.

The Company’s International Operations

Financial information about sales and net property by major geographic region can be found in Note 23, “Segment Information,” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations. The following table sets forth the Company’s net sales, including product sales and services revenues, and net property and equipment by geographic region as a percentage of total consolidated net sales and total consolidated net property and equipment, respectively.

				Net Property
	Net Sales			and Equipment
	Year Ended December 31			December 31
	2010	2009	2008	2010	2009

Geographic region:
United States	19%	26%	28%	15%	28%
Mexico	1%	—	1%	2%	3%
Canada	1%	1%	1%	2%	1%
Intra-region eliminations	(1)%	(1)%	(1)%	—	—

Total North America	20%	26%	29%	19%	32%
Germany	2%	2%	3%	2%	2%
France	9%	9%	8%	6%	8%
United Kingdom	—	1%	4%	—	—
Portugal	5%	7%	6%	5%	6%
Spain	6%	4%	7%	3%	4%
Czech Republic	7%	7%	7%	8%	11%
Hungary	5%	5%	5%	4%	4%
Other Europe	6%	4%	3%	4%	3%
Intra-region eliminations	(1)%	(2)%	(2)%	—	—

Total Europe	39%	37%	41%	32%	38%
Korea	28%	24%	22%	30%	17%
China	6%	6%	3%	6%	4%
India	4%	3%	2%	6%	3%
Japan	3%	2%	2%	1%	1%
Other Asia	3%	2%	2%	2%	2%
Intra-region eliminations	(3)%	(3)%	(1)%	—	—

Total Asia	41%	34%	30%	45%	27%
South America	7%	6%	5%	4%	3%
Inter-region eliminations	(7)%	(3)%	(5)%	—	—

	100%	100%	100%	100%	100%

ITEM 1.	BUSINESS — (Continued)

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

However, the market for vehicles is cyclical and is heavily dependent upon general economic conditions, consumer sentiment and spending and credit availability. During 2008 and 2009, the automotive sector was negatively impacted by global economic instability and the lack of available credit. Although global automobile production during 2009 was lower than 2008, the severity of the decline was masked by numerous government stimulus programs and significant growth in certain emerging automotive markets, which caused vehicle production volumes to vary from historical patterns.

The Company’s Workforce and Employee Relations

The Company’s workforce as of December 31, 2010 included approximately 26,500 persons, of which approximately 8,000 were salaried employees and 18,500 were hourly workers. In connection with the ACH Transactions, the Company terminated its lease from Ford of its UAW Master Agreement hourly workforce. Many of the Company’s Europe and Mexico employees are members of industrial trade unions and confederations within their respective countries. Many of these organizations operate under collectively bargained contracts that are not specific to any one employer. The Company constantly works to establish and maintain positive, cooperative relations with its unions around the world and believes that its relationships with unionized employees are satisfactory. The Company experienced work stoppages of varying lengths in Europe and Asia during the past three years. These stoppages primarily were either national in nature, aimed at customers or were in anticipation of Company restructuring activities at particular facilities.

The Company’s Product Research and Development

The Company’s research and development efforts are intended to maintain leadership positions in core product lines and provide the Company with a competitive edge as it seeks additional business with new and existing customers. The Company also works with technology development partners, including customers, to develop technological capabilities and new products and applications. Total research and development expenditures were approximately $353 million in 2010 and $328 million in 2009, decreasing from $434 million in 2008. The decreases are attributable to divestitures and plant closures, shifting engineering headcount from higher-cost to lower-cost countries, as well as, continued cost improvement efforts.

The Company’s Intellectual Property

The Company owns significant intellectual property, including a number of patents, copyrights, proprietary tools and technologies and trade secrets and is involved in numerous licensing arrangements. Although the Company’s intellectual property plays an important role in maintaining its competitive position, no single patent, copyright, proprietary tool or technology, trade secret or license, or group of related patents, copyrights, proprietary tools or technologies, trade secrets or licenses is, in the opinion of management, of such value to the Company that its business would be materially affected by the expiration or termination thereof. The Company’s general policy is to apply for patents on an ongoing basis, in appropriate countries, on its patentable developments which are considered to have commercial significance.

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

During 2010, the Company’s Electronics product group incurred increased costs associated with premium shipping and manufacturing inefficiencies related to semiconductor material supply shortages. Although the Company is working closely with its customers and suppliers to manage the industry supply shortage, this condition is expected to continue into the foreseeable future. No assurance can be provided that the Company will be successful in managing this shortage and if the Company was to experience a significant or prolonged shortage of critical components and could not otherwise procure necessary components, the Company would be unable to meet its production schedules for some of its key products. Failing to meet production schedules would adversely affect the Company’s results of operations, financial position and cash flows. To date, the Company has not experienced any other significant shortages of raw materials nor does it anticipate any other significant interruption in the supply of raw materials.

The automotive supply industry is subject to inflationary pressures with respect to raw materials which have historically placed operational and financial burdens on the entire supply chain. Accordingly, the Company continues to take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with customers include collaboration on alternative product designs and material specifications, contractual price escalation clauses and negotiated customer recoveries. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that it will be successful in fully offsetting increased costs resulting from inflationary pressures.

Impact of Environmental Regulations on the Company

The Company is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company is also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties it presently owns or operates and at third-party disposal or treatment facilities to which these sites send or arranged to send hazardous waste. The Company makes capital expenditures in the normal course of business as necessary to ensure that its facilities are in compliance with applicable environmental laws and regulations. For 2010, capital expenditures associated with environmental compliance were not material nor did such expenditures have a materially adverse effect on the Company’s earnings or competitive position. The Company does not anticipate that its environmental compliance costs will be material in 2011.

The Company is aware of contamination at some of its properties. The Company is in various stages of investigation and cleanup at these sites and at December 31, 2010, had recorded a reserve of approximately $1 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

ITEM 1.	BUSINESS — (Continued)

The Company’s Website and Access to Available Information

The Company’s current and periodic reports filed with the United States Securities and Exchange Commission (“SEC”), including amendments to those reports, may be obtained through its internet website at www.visteon.com free of charge as soon as reasonably practicable after the Company files these reports with the SEC. A copy of the Company’s code of business conduct and ethics for directors, officers and employees of Visteon and its subsidiaries, entitled “Ethics and Integrity Policy,” the Corporate Governance Guidelines adopted by the Company’s Board of Directors and the charters of each committee of the Board of Directors are also available on the Company’s website. A printed copy of the foregoing documents may be requested by contacting the Company’s Investor Relations department in writing at One Village Center Drive, Van Buren Township, MI 48111; by phone (734) 710-5800; or via email at investor@visteon.com.

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

The Company is highly dependent on Hyundai Kia Automotive Group and Ford Motor Company and decreases in such customers’ vehicle production volumes would adversely affect the Company.

Hyundai Kia Automotive Group (“Hyundai Kia”) has rapidly become one of the Company’s largest customers, accounting for 29% of total product sales in 2010 and 27% of total product sales in 2009 and this percentage is expected to increase in the future. Additionally, Ford is one of the Company’s largest customers and accounted for approximately 25% of total product sales in 2010, 28% of total product sales in 2009 and 34% of total product sales in 2008. Accordingly, any change in Ford’s and/or Hyundai Kia’s vehicle production volumes will have a significant impact on the Company’s sales volume and profitability.

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

ITEM 1A.	RISK FACTORS — (Continued)

Significant declines in the production levels of the Company’s major customers could reduce the Company’s sales and harm its profitability.

Demand for the Company’s products is directly related to the automotive vehicle production of the Company’s major customers. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements and other factors. Automotive industry conditions in North America and Europe have been and continue to be extremely challenging. In North America, the industry is characterized by significant overcapacity and fierce competition. In Europe, the market structure is more fragmented with significant overcapacity and declining sales. The Company’s business in 2008 and 2009 was severely affected by the turmoil in the global credit markets, significant reductions in new housing construction, volatile fuel prices and recessionary trends in the U.S. and global economies. These conditions had a dramatic impact on consumer vehicle demand in 2008, resulting in the lowest per capita sales rates in the United States in half a century and lower global automotive production following six years of steady growth.

The financial distress of the Company’s major customers and within the supply base could significantly affect its operating performance.

Domestic automotive manufacturers are burdened with substantial structural costs, such as pension and healthcare costs that have impacted their profitability and labor relations. Several other global automotive manufacturers are also experiencing operating and profitability issues and labor concerns. In this environment, it is difficult to forecast future customer production schedules, the potential for labor disputes or the success or sustainability of any strategies undertaken by any of the Company’s major customers in response to the current industry environment. This environment may also put additional pricing pressure on suppliers to OEMs, such as the Company, which would reduce such suppliers’ (including the Company’s) margins. In addition, cuts in production schedules are also sometimes announced by customers with little advance notice, making it difficult for suppliers to respond with corresponding cost reductions.

The Company’s supply base has also been adversely affected by industry conditions. Lower production levels for the global automotive OEMs and increases in certain raw material, commodity and energy costs have resulted in financial distress among many companies within the automotive supply base. In recent years, several large suppliers have filed for bankruptcy protection or ceased operations. Unfavorable industry conditions have also resulted in financial distress within the Company’s supply base, an increase in commercial disputes and other risks of supply disruption. In addition, the current adverse industry environment has required the Company to provide financial support to distressed suppliers or take other measures to ensure uninterrupted production. While the Company has taken certain actions to mitigate these factors, those actions have offset only a portion of the overall impact on the Company’s operating results. The continuation or worsening of these industry conditions would adversely affect the Company’s profitability, operating results and cash flow.

The discontinuation of, loss of business or lack of commercial success, with respect to a particular vehicle model for which the Company is a significant supplier could reduce the Company’s sales and harm its profitability.

Although the Company has purchase orders from many of its customers, these purchase orders generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specific quantity of products. In addition, it is possible that customers could elect to manufacture components internally that are currently produced by outside suppliers, such as the Company. The discontinuation of, the loss of business with respect to or a lack of commercial success of a particular vehicle model for which the Company is a significant supplier, could reduce the Company’s sales and harm the Company’s profitability.

ITEM 1A.	RISK FACTORS — (Continued)

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

Expanding the Company’s business in Asia and Europe and enhancing the Company’s business relationships with Asian and European automotive manufacturers worldwide are important elements of the Company’s long-term business strategy. In addition, the Company has invested significantly in joint ventures with other parties to conduct business in South Korea, China and elsewhere in Asia. The Company’s ability to repatriate funds from these joint ventures depends not only upon its uncertain cash flows and profits, but also upon the terms of particular agreements with the Company’s joint venture partners and maintenance of the legal and political status quo. As a result, the Company’s exposure to the risks described above is substantial. The likelihood of such occurrences and its potential effect on the Company vary from country to country and are unpredictable. However, any such occurrences could be harmful to the Company’s business and the Company’s profitability and financial condition.

Visteon’s operations may be restricted by the terms of the Company’s credit agreements.

The Company’s credit agreements include a number of significant restrictive covenants. These covenants could impair the Company’s financing and operational flexibility and make it difficult to react to market conditions and satisfy ongoing capital needs and unanticipated cash requirements. Specifically, such covenants may restrict the ability and, if applicable, the ability of the subsidiaries to, among other things:

•	incur additional debt;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	limit dividends or other payments by restricted subsidiaries to the Company;

•	use assets as security in other transactions;

•	pay dividends on Successor common stock or repurchase equity interests;

•	sell certain assets or merge with or into other companies;

•	guarantee the debts of others;

•	enter into new lines of business;

•	make capital expenditures;

•	prepay, redeem or exchange debt; and

•	form any joint ventures or subsidiary investments.

ITEM 1A.	RISK FACTORS — (Continued)

In addition, the credit agreements require the Company to periodically meet various financial ratios and tests, including maximum capital expenditure, maximum leverage, minimum excess availability and minimum interest coverage levels. These financial covenants and tests could limit the ability to react to market conditions or satisfy extraordinary capital needs and could otherwise restrict the Company’s financing and operations.

The Company’s ability to comply with the covenants and other terms of the credit agreements will depend on future operating performance. If Visteon fails to comply with such covenants and terms, the Company would be required to obtain waivers from the lenders to maintain compliance under such agreements. If the Company is unable to obtain any necessary waivers and the debt under the credit agreements is accelerated, it would have a material adverse effect on the financial condition and future operating performance.

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

In an effort to manage and reduce the costs of purchased goods and services, the Company, like many suppliers and automakers, has been consolidating its supply base. In addition, certain materials and components used by the Company, primarily in its lighting and other electronics products, are in high demand but of limited availability. As a result, the Company is dependent on single or limited sources of supply for certain components used in the manufacture of its products. The Company selects its suppliers based on total value (including price, delivery and quality), taking into consideration production capacities and financial condition. However, there can be no assurance that strong demand, capacity limitations or other problems experienced by the Company’s suppliers will not result in occasional shortages or delays in the supply of components. If the Company were to experience a significant or prolonged shortage of critical components from any of its suppliers, particularly those who are sole sources, and could not procure the components from other sources, the Company would be unable to meet its production schedules for some of its key products or to ship such products to its customers in a timely fashion, which would adversely affect sales, margins, and customer relations.

ITEM 1A.	RISK FACTORS — (Continued)

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

The Company’s pension expense and funding levels of pension plans could materially deteriorate or the Company may be unable to generate sufficient excess cash flow to meet increased pension benefit obligations.

Many of the Company’s employees participate in defined benefit pension plans or retirement/termination indemnity plans. The Company’s worldwide pension obligations exposed the Company to approximately $472 million in unfunded liabilities as of December 31, 2010, of which approximately $364 million and $108 million was attributable to unfunded U.S. and non-U.S. pension obligations, respectively.

The Company has previously experienced declines in interest rates and pension asset values. Future declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially deteriorate the funded status of the Company’s plans and affect the level and timing of required contributions in 2011 and beyond. Additionally, a material deterioration in the funded status of the plans could significantly increase pension expenses and reduce the Company’s profitability.

The Company’s assumptions used to calculate pension obligations as of the annual measurement date directly impact the expense to be recognized in future periods. While the Company’s management believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension obligations and future expense. For more information on sensitivities to changing assumptions, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 “Employee Retirement Benefits” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company’s ability to generate sufficient cash to satisfy its obligations may be impacted by the factors discussed herein.

ITEM 1A.	RISK FACTORS — (Continued)

Impairment charges relating to the Company’s goodwill and long-lived assets and possible increases to the valuation allowances could adversely affect the Company’s financial performance.

The Company regularly monitors its goodwill and long-lived assets for impairment indicators. In conducting its goodwill impairment testing, the Company compares the fair value of each of its reporting units to the related net book value. In conducting the impairment analysis of long-lived assets, the Company compares the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. Changes in economic or operating conditions impacting the estimates and assumptions could result in the impairment of goodwill or long-lived assets. In the event that the Company determines that its goodwill or long-lived assets are impaired, the Company may be required to record a significant charge to earnings that could materially affect the Company’s results of operations and financial condition in the period(s) recognized. The Company recorded asset impairment charges of $9 million and $234 million in 2009 and 2008, respectively, to adjust the carrying value of certain assets to their estimated fair value. In addition, the Company cannot provide assurance that it will be able to recover remaining net deferred tax assets, which are dependent upon achieving future taxable income in certain foreign jurisdictions. Failure to achieve its taxable income targets may change the Company’s assessment of the recoverability of its remaining net deferred tax assets and would likely result in an increase in the valuation allowance in the applicable period. Any increase in the valuation allowance would result in additional income tax expense, which could have a significant impact on the Company’s future results of operations.

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

The Company’s ability to operate its business and implement its strategies effectively depends, in part, on the efforts of its executive officers and other key employees. In addition, the Company’s future success will depend on, among other factors, the ability to attract and retain qualified personnel, particularly engineers and other employees with critical expertise and skills that support key customers and products or in emerging regions. The loss of the services of any key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on the Company’s business.

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

The Company owns significant intellectual property, including a number of patents, trademarks, copyrights and trade secrets, and is involved in numerous licensing arrangements. The Company’s intellectual property plays an important role in maintaining its competitive position in a number of the markets served. Developments or assertions by or against the Company relating to intellectual property rights could materially impact the Company’s business. Significant technological developments by others also could materially and adversely affect the Company’s business and results of operations and financial condition.

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

The Company’s actual financial results may vary significantly from the projections filed with the Bankruptcy Court, and investors should not rely on such projections.

The projected financial information that was previously filed with the Bankruptcy Court in connection with the bankruptcy proceedings has not been incorporated by reference into this report. Neither these projections nor the Fourth Amended Disclosure Statement should be considered or relied on in connection with the purchase of Successor common stock. The Company was required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the plan of reorganization and the ability to continue operations upon emergence from Chapter 11 bankruptcy proceedings. The projections reflect numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond the Company’s control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. The Company’s actual results will vary from those contemplated by the projections for a variety of reasons, including the adoption of fresh-start accounting in accordance with the provisions of FASB Accounting Standards Codification 852 (“ASC 852”), “Reorganizations,” upon the Company’s emergence from Chapter 11 bankruptcy proceedings. Further, the projections were limited by the information available to the Company as of the date of the preparation of the projections. Therefore, variations from the projections may be material, and investors should not rely on such projections.

Because of the adoption of fresh-start accounting and the effects of the transactions contemplated by the plan of reorganization, financial information subsequent to October 1, 2010, will not be comparable to financial information prior to October 1, 2010.

Upon the Company’s emergence from Chapter 11 bankruptcy proceedings, fresh-start accounting was adopted in accordance with the provisions of ASC 852, pursuant to which the Company’s reorganization value was allocated to its assets in conformity with the procedures specified by FASB Accounting Standards Codification 805 (“ASC 805”), “Business Combinations.” The excess of reorganization value over the fair value of tangible and identifiable intangible assets was recorded as goodwill, which is subject to periodic evaluation for impairment. Liabilities, other than deferred taxes, were recorded at the present value of amounts expected to be paid. In addition, under fresh-start accounting, common stock, accumulated deficit and accumulated other comprehensive loss were eliminated. The consolidated financial statements also reflect all of the transactions contemplated by the plan of reorganization. Accordingly, the Company’s consolidated financial statements subsequent to October 1, 2010, will not be comparable to the consolidated financial statements prior to October 1, 2010. The lack of comparable historical financial information may discourage investors from purchasing Successor common stock.

ITEM 1A.	RISK FACTORS — (Continued)

Visteon’s emergence from bankruptcy will reduce the Company’s U.S. net operating losses and other tax attributes and limit the ability to offset future U.S. taxable income with tax losses and credits incurred prior to the emergence from bankruptcy.

The discharge of a debt obligation by a taxpayer in a bankruptcy proceeding for an amount less than its adjusted issue price (as defined for tax purposes) generally creates cancellation of indebtedness income (“CODI”), that is excludable from a taxpayer’s taxable income. However certain tax attributes otherwise available and of value to a debtor will be reduced to the extent of the excludable CODI. Additionally, Internal Revenue Code Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. As a result of Visteon’s emergence from bankruptcy the Company expects to have excludable CODI that will reduce the U.S. net operating losses and other tax attributes and the Company expects a limitation under Internal Revenue Code Sections 382 and 383 as a result of an ownership change.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s principal executive offices are located in Van Buren Township, Michigan. Set forth below is a listing of the Company’s most significant manufacturing and/or assembly facilities that are owned or leased by the Company and its consolidated subsidiaries as of December 31, 2010.

Interiors		Climate		Electronics

Belgium	Genk (L)	Argentina	Tortuguitas, Buenos Aires (O)	Brazil	Manaus, Amazonas (L)
Brazil	Camacari, Bahia (L)	Alabama	Shorter (L)	Czech Republic	Novy Jicin (O)
Brazil	Guarulhos, Sao Paulo (O)	Argentina	Quilmes, Buenos Aires (O)	Czech Republic	Rychvald (O)
France	Blainville (L)	Argentina	Rio Grande, Tierra del Fuego (O)	Hungary	Szekesfehervar (O)
France	Carvin (O)	Canada	Belleville, Ontario (O)	India	Pune (L)
France	Gondecourt (O)	China	Nanchang City (L)	Japan	Higashi Hiroshima (O)
France	Noyal-Chatillon-sur-Seiche (L)	China	Dalian, Lianoning (O)	Mexico	Apodaca, Nuevo Leon (O)
		China	Chongqing (L)	Mexico	Chihuahua, Chihuahua (L)
France	Rougegoutte (O)	China	Beijing (O)	Mexico	Chihuahua, Chihuahua (L)
Germany	Berlin (L)	China	Jinan, Shandong (L)	Portugal	Palmela (O)
Philippines	Santa Rosa, Laguna (L)	Czech Republic	Hluk (O)	Russia	Vladimir (L)
Poland	Swarzedz (L)	France	Charleville, Mezieres (O)	Spain	Cadiz (O)
Russia	Kaluga (L)	India	Chennai (L)
Slovakia	Nitra (L)	India	Bhiwadi (L)
South Korea	Choongnam, Asan (O)	India	Maharashtra (L)
South Korea	Kangse-gu, Busan-si (L)	India	Pune (L)
South Korea	Kangse-gu, Busan-si (L)	Mexico	Juarez, Chihuahua (O)
South Korea	Shinam-myon, Yesan-gun, Choongnam (O)	Mexico	Juarez, Chihuahua (L)
South Korea	Ulsan-si, Ulsan (O)	Mexico	Juarez, Chihuahua (L)
Spain	Barcelona (L)	Portugal	Palmela (O)
Spain	Igualada (O)	Portugal	Palmela (O)
Spain	Medina de Rioseco, Valladolid (O)	Slovakia	Llava (O)
Spain	Pontevedra (O)	Slovakia	Llava (L)
Thailand	Amphur Pluakdaeng, Rayong (O)	Slovakia	Dubnica (L)
Thailand	Bangsaothoong, Samutprakam (L)	South Africa	Port Elizabeth (L)
		South Korea	Pyungtaek (O)
		South Korea	Namgo, Ulsan (O)
		South Korea	Taedok-Gu, Taejon (O)
		Thailand	Amphur Pluakdaeng, Rayong (O)
		Turkey	Gebze, Kocaeli (L)

(O) indicates owned facilities; (L) indicates leased facilities

ITEM 2.	PROPERTIES — (Continued)

As of December 31, 2010, the Company also owned or leased 33 corporate offices, technical and engineering centers and customer service centers in fourteen countries around the world, of which 28 were leased and 5 were owned. The Company considers its facilities to be adequate for its current uses. In addition, the Company’s non-consolidated affiliates operate approximately 24 manufacturing and/or assembly locations, primarily in the Asia Pacific region.

ITEM 3.	LEGAL PROCEEDINGS

On May 28, 2009, Visteon and certain of its U.S. subsidiaries (the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”). The Debtors’ chapter 11 cases have been assigned to the Honorable Christopher S. Sontchi and are being jointly administered as Case No. 09-11786. The Debtors continued to operate their business as debtors-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court until their emergence on October 1, 2010. Refer to Note 4, “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code,” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for details on the chapter 11 cases.

On August 31, 2010, the Court entered an order confirming the plan of reorganization (the “Confirmation Order”). On September 10, 2010, Mark Taub and Andrew Shirley, holders of pre-confirmation shares of common stock of Visteon (the “Appellants”), filed a notice of appeal of the Confirmation Order with the United States District Court for the District of Delaware (the “District Court”), seeking to overturn the Confirmation Order and/or other equitable relief. On November 14, 2010, the Bankruptcy Court approved Visteon’s settlement with the Appellants, pursuant to which the Appellants agreed, among other things, to withdraw their appeal with prejudice in exchange for payment of $2.25 million from Visteon. On December 22, 2010, the Appellants and Visteon filed a stipulation with the District Court dismissing the Appellants’ appeal with prejudice.

In December of 2009, the Court granted the Debtors’ motion in part authorizing them to terminate or amend certain other postretirement employee benefits, including health care and life insurance. On December 29, 2009, the IUE-CWA, the Industrial Division of the Communications Workers of America, AFL-CIO, CLC, filed a notice of appeal of the Court’s order with the District Court. On March 30, 2010, the District Court affirmed the Court’s order in all respects. On April 1, 2010, the IUE filed a notice of appeal, and subsequently a motion for expedited treatment of the appeal and for a stay pending appeal, with the Circuit Court. On April 13, 2010, the Circuit Court granted the motion to expedite and denied the motion for stay pending appeal. On July 13, 2010, the Circuit Court reversed the order of the District Court and the Court and directed the District Court to, among other things, direct the Court to order the Company to take whatever action is necessary to immediately restore all terminated or modified benefits to their pre-termination/modification levels. On July 27, 2010, the Company filed a Petition for Rehearing or Rehearing En Banc requesting that the Circuit Court grant a rehearing to review the panel’s decision, which was denied. On August 17, 2010 and August 20, 2010, on remand, the Court ruled that the Company should restore certain other postretirement employee benefits to the appellant-retirees as well as salaried retirees and certain retirees of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”). On September 1, 2010, the Company filed a Notice of Appeal of these rulings in respect of the decision to include non-appealing retirees, and on September 15, 2010 the UAW filed a Notice of Cross-Appeal. The Company subsequently reached an agreement with the original appellants in late-September, which resulted in the Company not restoring other postretirement employee benefits of such retirees. The UAW filed a complaint with the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after the Effective Date.

ITEM 3.	LEGAL PROCEEDINGS — (Continued)

On March 31, 2009, Visteon UK Limited, a company organized under the laws of England and Wales and an indirect, wholly-owned subsidiary of the Company, filed for administration under the United Kingdom Insolvency Act of 1986 with the High Court of Justice, Chancery division in London, England. The UK Administration does not include the Company or any of the Company’s other subsidiaries. The UK Administration is discussed in Note 1, “Description of the Business” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

In June of 2009, the UK Pensions Regulator advised the Administrators of the UK Debtor that it was investigating whether there were grounds for regulatory intervention under various provisions of the UK Pensions Act 2004 in relation to an alleged funding deficiency in respect of the UK Debtor pension plan. That investigation is ongoing and the Debtors have been cooperating with the UK Pensions Regulator. In October of 2009, the trustee of the UK Debtor pension plan filed proofs of claim against each of the Debtors asserting contingent and unliquidated claims pursuant to the UK Pensions Act 2004 and the UK Pensions Act 1995 for liabilities related to a funding deficiency of the UK Debtor pension plan of approximately $555 million as of March 31, 2009. The trustee of the Visteon Engineering Services Limited (“VES”) pension plan also submitted proofs of claim against each of the Debtors asserting contingent and unliquidated claims pursuant to the UK Pensions Act 2004 and the UK Pensions Act 1995 for liabilities related to an alleged funding deficiency of the VES pension plan of approximately $118 million as of March 31, 2009. On May 11, 2010, the UK Debtor Pension Trustees Limited, the creditors’ committee, and the Debtors entered in a stipulation whereby the UK Debtor Pension Trustees Limited agreed to withdraw all claims asserted against the Debtors with prejudice, which the Court approved on May 12, 2010. The trustee of the VES pension plan also agreed to withdraw all claims against each of the Debtors. The Company disputes that any basis exists for the UK Pensions Regulator to seek contribution or financial support from any of the affiliated entities outside the UK with respect to their claims, however, no assurance can be given that a successful claim for contribution or financial support would not have a material adverse effect on the business, result of operations or financial condition of the Company and/or its affiliates.

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

Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stayed most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Substantially all pre-petition liabilities and claims relating to rejected executory contracts and unexpired leases have been settled under the Debtor’s plan of reorganization, however, the ultimate amounts to be paid in settlement of each of those claims will continue to be subject to the uncertain outcome of litigation, negotiations and Court decisions for a period of time after the Effective Date.

ITEM 3.	LEGAL PROCEEDINGS — (Continued)

The Company is involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” included in this Report. Additional information regarding Visteon’s outstanding legal proceedings is provided in Note 22, “Commitments and Contingencies,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 4A.	EXECUTIVE OFFICERS OF VISTEON

The following table shows information about the executive officers of the Company. Ages are as of March 1, 2011:

Name	Age	Position

Donald J. Stebbins	53	Chairman, President and Chief Executive Officer
William G. Quigley III	49	Executive Vice President and Chief Financial Officer
Robert Pallash	59	Senior Vice President and President, Global Customer Group
Dorothy L. Stephenson	61	Senior Vice President, Human Resources
Julie A. Fream	47	Vice President, North American Customer Group, Strategy and Global Communications
Joy M. Greenway	50	Vice President and President, Climate Product Group
Steve Meszaros	47	Vice President and President, Electronics Product Group
Michael K. Sharnas	39	Vice President and General Counsel
James F. Sistek	46	Vice President and Chief Information Officer
Michael J. Widgren	42	Vice President, Corporate Controller and Chief Accounting Officer

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

Michael K. Sharnas has been Visteon’s Vice President and General Counsel since October 2009. Prior to that, he was Assistant General Counsel since 2005 and Associate General Counsel since joining the Company in October 2002.

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

On October 1, 2010 and in connection with the Plan, the Company cancelled all outstanding shares of predecessor common stock and any options, warrants or rights to purchase shares of such common stock or other equity securities outstanding prior to October 1, 2010. Additionally, the Company issued shares of successor common stock on October 1, 2010 and in accordance with the Company’s plan of reorganization, as follows:

•	Approximately 45,000,000 shares of successor common stock to certain investors in a private offering exempt from registration under the Securities Act for proceeds of approximately $1.25 billion;

•	Approximately 2,500,000 shares of successor common stock to holders of pre-petition notes, including 7% Senior Notes due 2014, 8.25% Senior Notes due 2010, and 12.25% Senior Notes due 2016; holders of the 12.25% senior notes also received warrants, which expire ten years from issuance, to purchase up to 2,355,000 shares of successor common stock at an exercise price of $9.66 per share;

•	Approximately 1,000,000 shares of successor common stock for predecessor common stock interests and warrants, which expire five years from issuance, to purchase up to 1,552,774 shares of successor common stock at an exercise price of $58.80 per share;

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — (Continued)

•	Approximately 1,200,000 shares of successor restricted stock issued to management under a post-emergence share-based incentive compensation program. The Company holds approximately 500,000 shares of successor common stock in treasury at December 31, 2010, for use in satisfying obligations under employee incentive compensation arrangements.

Prior to March 6, 2009, predecessor common stock was listed on the New York Stock Exchange (“NYSE”) under the trading symbol “VC.” On March 6, 2009, predecessor common stock was suspended from trading on the NYSE and began trading over-the-counter under the symbol “VSTN.” From October 1, 2010 until January 10, 2011, successor common stock traded on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “VSTO.OB.” On January 10, 2011, successor common stock was listed on the NYSE, under the trading symbol “VC.”

As of March 2, 2011, the Company had 50,759,380 shares of its common stock $0.01 par value outstanding, which were owned by 12,368 shareholders of record. The table below shows the high and low sales prices for the Company’s predecessor and successor common stock as reported by the NYSE, OTC Bulletin Board or the Pink Sheets over-the-counter trading market, as applicable, for each quarterly period for the last two years.

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock price per share
High	$1.26	$2.03	$0.66	$74.50
Low	$0.03	$0.46	$0.31	$50.76

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock price per share
High	$0.52	$0.48	$0.29	$0.19
Low	$0.02	$0.05	$0.08	$0.01

On February 9, 2005, the Company’s Board of Directors (the “Board”) suspended the Company’s quarterly cash dividend on its common stock. Accordingly, no dividends were paid by the Company during the years ended December 31, 2010 or 2009. The Board evaluates the Company’s dividend policy based on all relevant factors. The Company’s credit agreements limit the amount of cash payments for dividends that may be made. Additionally, the ability of the Company’s subsidiaries to transfer assets is subject to various restrictions, including regulatory requirements and governmental restraints. Refer to Note 11, “Non-Consolidated Affiliates,” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — (Continued)

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the fourth quarter of 2010.

Issuer Purchases of Equity Securities

Maximum number
			Total Number	(or Approximate
			of Shares (or units)	Dollar Value)
	Total	Average	Purchased as Part	of Shares (or Units)
	Number of	Price Paid	of Publicly	that May Yet Be
	Shares (or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

October 1, 2010 to October 31, 2010	78,283	$62.20	—	—
November 1, 2010 to November 30, 2010	1,027	64.98	—	—
December 1, 2010 to December 31, 2010	—	—	—	—

Total	79,310	$62.24	—	—

(1)	This column includes only shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

Visteon is a leading global supplier of climate, interiors and electronics systems, modules and components to automotive original equipment manufacturers (“OEMs”) including BMW, Chrysler, Daimler, Ford, General Motors, Honda, Hyundai, Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. The Company has a broad network of manufacturing operations, technical centers and joint venture operations throughout the world, supported by approximately 26,500 employees dedicated to the design, development, manufacture and support of its product offering and its global customers. The Company conducts its business in the automotive industry, which is capital intensive and highly competitive. Accordingly, the financial performance of the industry is sensitive to changes in overall economic conditions.

On May 28, 2009, Visteon and certain of its U.S. subsidiaries (the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) (the “Chapter 11 Proceedings”) in response to sudden and severe declines in global automotive production during the latter part of 2008 and early 2009 and the resulting adverse impact on the Company’s cash flows and liquidity. On August 31, 2010 (the “Confirmation Date”), the Court entered an order (the “Confirmation Order”) confirming the Debtors’ joint plan of reorganization (as amended and supplemented, the “Plan”), which was comprised of two mutually exclusive sub plans, the Rights Offering Sub-Plan and the Claims Conversion Sub-Plan. On October 1, 2010 (the “Effective Date”), all conditions precedent to the effectiveness of the Rights Offering Sub-Plan and related documents were satisfied or waived and the Company emerged from bankruptcy and became a new entity for financial reporting purposes. Accordingly, the consolidated financial statements for the reporting entity subsequent to the Effective Date (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to the Effective Date (the “Predecessor”).

During 2010, the global automotive industry began to recover from the unprecedented downturn of 2009, as evidenced by double digit production volume increases for most global OEMs. However, while industry production volumes increased from the trough of 2009 levels, current volumes remain lower than peak levels of the recent past, driven largely by the U.S. market.

Net Sales

	Net Sales
	Successor	Predecessor
	Three Months	Nine Months
	Ended	Ended
	December 31	October 1	Year Ended December 31
	2010	2010	2009	2008
		(Dollars in Millions)
Products	$1,886	$5,437	$6,420	$9,077
Services	1	142	265	467

	$1,887	$5,579	$6,685	$9,544

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The Company’s consolidated net sales were $1.89 billion during the three-month Successor period ended December 31, 2010 and $5.58 billion during the nine-month Predecessor period ended October 1, 2010. Significant factors affecting net sales are summarized below.

•	Production volume increases across key customers globally resulted in an increase of $116 million for the three-month Successor period ended December 31, 2010 and $1.1 billion for the nine-month Predecessor period ended October 1, 2010 when compared to 2009.

•	Currency had a favorable impact on net sales for 2010 when compared to 2009. During the three-month Successor period ended December 31, 2010, the weakening of the Euro outpaced the strengthening of the Korean Won, resulting in unfavorable currency of $36 million. Favorable currency of $172 million, primarily related to the strengthening of the Korean Won partially offset by the weakening of the Euro, increased sales for the nine-month Predecessor period ended October 1, 2010.

•	Plant divestitures and closures reduced sales by $128 million during the three-month Successor period ended December 31, 2010 and $294 million during the nine-month Predecessor period ended October 1, 2010 when compared to 2009.

•	Services revenues decreased $59 million and $63 million during the three-month Successor period ended December 31, 2010 and the nine-month Predecessor period ended October 1, 2010, respectively, due to lower utilization of such services during 2010 as compared to the same periods in 2009 and the impact of the August 31, 2010 ACH Termination Agreement, whereby the Company ceased providing services to ACH, including the leasing of salary and hourly employees.

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

Product Cost of Sales

Product cost of sales was $1.64 billion and $4.87 billion for three-month Successor period ended December 31, 2010 and the nine-month Predecessor period ended October 1, 2010, respectively. Product cost of sales was $5.83 billion during the twelve month period ended December 31, 2009. Product cost of sales were 87% of product net sales for the three-month Successor period of 2010, compared to 82% for the same period of 2009. Product cost of sales were 90% of product net sales for the nine-month Predecessor period ended October 1, 2010, compared to 95% for the same period of 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table summarizes the significant components of the Company’s product cost of sales.

	Successor	Predecessor
	Three Months	Nine Months
	Ended	Ended
	December 31	October 1	Year Ended December 31
	2010	2010	2009	2008
		(Dollars in Millions)
Materials	$1,166	$3,245	$3,847	$5,560
Labor and overhead	341	1,000	1,237	1,779
Engineering, freight and duty	148	437	510	701
Depreciation and amortization	64	164	278	323
OPEB termination	(133)	(65)	(133)	—
Other	56	93	88	258

	$1,642	$4,874	$5,827	$8,621

Product cost of sales increased during the three-month Successor period ended December 31, 2010 including $105 million of higher material and other variable costs associated with higher production volumes and $26 million of inventory cost resulting from a fresh-start accounting fair value adjustment. These increases were partially offset by $105 million of lower material, labor and overhead and other costs attributable to divestitures and plant closures. Product cost of sales increased during the nine-month Predecessor period ended October 1, 2010 including $796 million of higher material and other variable costs associated with higher production volumes, $248 million associated with currency, $17 million associated with German employee pension litigation, and $11 million associated with higher employee incentive compensation. These increases were partially offset by $250 million of lower material, labor and overhead and other costs related to divestitures and plant closures, $65 million of lower labor costs due to net other postretirement employee benefit (“OPEB”) termination benefits, $42 million of lower material, labor and overhead and other costs related to net manufacturing and restructuring savings, $25 million related to lower accelerated depreciation, and $22 million associated with engineering, design, and other cost reductions.

Product cost of sales for the year ended December 31, 2009 were $5.83 billion compared with $8.62 billion for the same period of 2008, resulting in a decrease of $2.79 billion. Product cost of sales were lower as a percent of sales for the year ended December 31, 2009 at 91% of sales, compared to 95% of sales for the year ended December 31, 2008. The decrease in product cost of sales of $2.79 billion included $1.17 billion of lower material and other variable costs associated with lower production volumes, $483 million of lower material, labor and overhead and other costs related to divestitures and plant closures, $396 million associated with currency and $381 million of lower material, labor and overhead and other costs due to net manufacturing efficiencies and restructuring savings. Product cost of sales also decreased by $331 million associated with engineering, design and other cost reductions, including $225 million of net material cost savings and customer driven design changes and $106 million of lower product engineering costs resulting from cost improvement actions. Other decreases in product cost of sales of $34 million included $133 million of lower labor costs related to the termination of Company-paid benefits under certain U.S. OPEB plans, partially offset by the non-recurrence of $63 million of OPEB and pension curtailment and settlement gains in 2008, $12 million of higher accelerated depreciation and $27 million related to the non-recurrence of 2008 asset sales and legal settlements.

Gross Margin

The Company’s gross margin was $244 million during the three-month Successor period ended December 31, 2010 and $565 million during the nine-month Predecessor period ended October 1, 2010. Gross margin for the twelve month period ended December 31, 2009 was $597 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Product gross margin for the three-month Successor period ended December 31, 2010 decreased $26 million due to a fresh-start accounting inventory fair value adjustment, $23 million for plant closures and divestitures, $17 million due to unfavorable currency, and $13 million related to the non-recurrence of customer accommodation and support agreements. Additionally, net cost increases related to the impact of customer pricing and material surcharges exceeded savings attributable to material and manufacturing efficiencies. These decreases were partially offset by $21 million related to the non-recurrence of accelerated depreciation associated with the Company’s restructuring efforts, $11 million associated with higher production levels, and $7 million related to the non-recurrence of legal settlements. Product gross margin during the nine-month Predecessor period ended October 1, 2010 increased when compared to the same period in 2009 including $307 million associated with higher production levels, $54 million of net OPEB termination benefits, $43 million associated with customer accommodation and support agreements, $25 million related to the non-recurrence of accelerated depreciation, $11 million related to the ACH termination agreement, and net cost reductions including restructuring savings. These increases were partially offset by $76 million of unfavorable currency, $44 million for plant closures and divestitures, $27 million due to the non-recurrence of a favorable customer cost recovery settlement in 2009, and $17 million related to employee benefit litigation in Germany.

The Company’s gross margin was $597 million for the year ended December 31, 2009, compared with $459 million for the same period in 2008, representing an increase of $138 million. The increase reflects $599 million in savings associated with the Company’s cost reduction efforts and restructuring programs and $96 million of favorable foreign currency, partially offset by $615 million related to lower production volumes and divestitures and closures. Gross margin was also favorably impacted by a $133 million benefit associated with the termination of Company-paid benefits under certain U.S. OPEB plans, partially offset by the non-recurrence of $63 million of OPEB and pension curtailment and settlement gains in 2008.

Net Income

The Company generated net income of $105 million and $996 million for the three-month Successor period ended December 31, 2010 and the nine-month Predecessor period ended October 1, 2010, respectively. Net income for the nine-month Predecessor period ended October 1, 2010 includes a gain of $956 million related to the cancellation of certain pre-petition debt, equity and other obligations in accordance with the terms of the Plan and a gain of $106 million associated with the adoption of fresh-start accounting. The Company reported Adjusted EBITDA (as defined below) of $109 million for the three-month Successor period ended December 31, 2010 and $505 million for the nine-month Predecessor period ended October 1, 2010.

Adjusted EBITDA is presented as a supplemental measure of the Company’s financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company’s continuing operating activities across reporting periods. The Company defines Adjusted EBITDA as net income (loss) attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of asset impairments, gains or losses on divestitures, net restructuring expenses and other reimbursable costs, certain non-recurring employee charges and benefits, reorganization items and other non-operating gains and losses. Not all companies use identical calculations and, accordingly, the Company’s presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

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

A reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA is provided in the following table.

	Successor	Predecessor
	Three Months	Nine Months
	Ended	Ended
	December 31	October 1	Year Ended December 31
	2010	2010	2009	2008
	(Dollars in Millions)
Net income (loss) attributable to Visteon	$86	$940	$128	$(681)
Interest expense, net	10	160	106	169
Provision for income taxes	19	131	80	116
Depreciation and amortization	73	207	352	416
Asset impairments and other (gains)/losses	(1)	25	(11)	275
Deconsolidation gain	—	—	(95)	—
Restructuring and other related costs, net	28	5	29	63
Net OPEB and other employee charges	(146)	(30)	(195)	—
Reorganization and other related items	40	(933)	60	—

Adjusted EBITDA	$109	$505	$454	$358

Cash and Debt

As of December 31, 2010 the Company had total cash of $979 million, including restricted cash of $74 million, compared to total cash of $1.1 billion, including restricted cash of $133 million, as of December 31, 2009. Total debt at December 31, 2010 was $561 million, substantially reduced from 2009 due to the completion of the Company’s reorganization under Chapter 11 of the U.S. Bankruptcy Code during 2010.

For the three-month Successor period ended December 31, 2010 the Company generated $154 million of cash from operating activities. For the nine-month Predecessor period ended October 1, 2010 the Company generated $20 million of cash from operations, which included $203 million of net cash use associated with the Company’s October 1, 2010 Chapter 11 emergence activities. Free Cash Flow (as defined below) was positive $62 million during the three-month Successor period ended December 31, 2010 and a use of $97 million during the nine-month Predecessor period ended October 1, 2010.

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

A reconciliation of Free Cash Flow to cash provided from (used by) operating activities is provided in the following table.

	Successor	Predecessor
	Three Months	Nine Months
	Ended	Ended
	December 31	October 1	Year Ended December 31
	2010	2010	2009	2008
	(Dollars in Millions)
Cash provided from (used by) operating activities	$154	$20	$141	$(116)
Capital expenditures	(92)	(117)	(151)	(294)

Free Cash Flow	$62	$(97)	$(10)	$(410)

Reorganization under Chapter 11 of the U.S. Bankruptcy Code

During the latter part of 2008, global economic instability and the lack of available credit caused a severe decline in consumer confidence resulting in decreased sales and significant production cuts lasting well into 2009. These conditions placed considerable strain on the entire automotive supply chain, resulting in numerous bankruptcies for OEMs and suppliers alike. On May 28, 2009, the Company and many of its domestic subsidiaries filed voluntary petitions for reorganization relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, in response to the resulting sudden and severe declines in global automotive production during the latter part of 2008 and early 2009 and the adverse impact on the Company’s cash flows and liquidity. The reorganization cases are being jointly administered as Case No. 09-11786 under the caption “In re Visteon Corporation, et al”. On August 31, 2010, the Court entered a Confirmation Order confirming the Debtors’ Fifth Amended Joint Plan of Reorganization, which was comprised of two mutually exclusive sub plans, the Rights Offering Sub-Plan and the Claims Conversion Sub-Plan. On October 1, 2010, all conditions precedent to the effectiveness of the Rights Offering Sub-Plan and related documents were satisfied or waived and the Company emerged from bankruptcy. The Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court through the Effective Date. The Company’s other subsidiaries, primarily non-U.S. subsidiaries, were excluded from the Chapter 11 Proceedings and continued to operate their businesses without supervision from the Court and were not subject to the requirements of the Bankruptcy Code.

The following is a summary of the substantive provisions of the Rights Offering Sub-Plan and related transactions and is not intended to be a complete description of, or a substitute for a full and complete reading of the Plan.

•	Cancellation of any shares of Visteon common stock and any options, warrants or rights to purchase shares of Visteon common stock or other equity securities outstanding prior to the Effective Date;

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	Issuance of approximately 45,000,000 shares of Successor common stock to certain investors in a private offering (the “Rights Offering”) exempt from registration under the Securities Act for proceeds of approximately $1.25 billion;

•	Execution of an exit financing facility including $500 million in funded, secured debt and a $200 million asset-based, secured revolver that was undrawn at the Effective Date; and,

•	Application of proceeds from such borrowings and sales of equity along with cash on hand to make settlement distributions contemplated under the Plan, including;

–	cash settlement of the pre-petition seven-year secured term loan claims of approximately $1.5 billion, along with interest of approximately $160 million;

–	cash settlement of the U.S. asset-backed lending facility (“ABL”) and related letters of credit of approximately $128 million

–	establishment of a professional fee escrow account of $68 million; and,

–	cash settlement of other claims and fees of approximately $119 million;

•	Issuance of approximately 2,500,000 shares of Successor common stock to holders of pre-petition notes, including 7% Senior Notes due 2014, 8.25% Senior Notes due 2010, and 12.25% Senior Notes due 2016; holders of the 12.25% senior notes also received warrants to purchase up to 2,355,000 shares of reorganized Visteon common stock at an exercise price of $9.66 per share;

•	Issuance of approximately 1,000,000 shares of Successor common stock and warrants to purchase up to 1,552,774 shares of Successor common stock at an exercise price of $58.80 per share for Predecessor common stock interests;

•	Issuance of approximately 1,700,000 shares of restricted stock to management under a post-emergence share-based incentive compensation program; and,

•	Reinstatement of certain pre-petition obligations including certain OPEB liabilities and administrative, general and other unsecured claims.

Reorganization Items and Fresh-Start Accounting

In connection with the implementation of the Plan on October 1, 2010, the Company recorded a pre-tax gain of approximately $1.1 billion for reorganization related items. This gain included $956 million related to the cancellation of certain pre-petition obligations in accordance with the terms of the Plan. Immediately prior to the Effective Date of the Plan, the Company had $3.1 billion of pre-petition obligations recorded as “Liabilities subject to compromise” that were addressed through the Company’s Plan.

The settlement of Liabilities subject to compromise in accordance with the terms of the Plan is provided below.

	Liabilities
	Subject to
	Compromise	Plan of	Reorganization
	September 30	Reorganization	Gain
	2010	Settlements	October 1, 2010
	(Dollars in Millions)

Debt	$2,490	$1,717	$773
Employee liabilities	324	218	106
Interest payable	183	160	23
Other claims	124	70	54

	$3,121	$2,165	$956

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

On the October 1, 2010 Chapter 11 emergence effective date, the Company became a new entity for financial reporting purposes and adopted fresh-start accounting. The Company recorded a gain of $106 million on the adoption of fresh-start accounting, which requires, among other things, that all assets and liabilities be recorded at fair value. Therefore, the consolidated financial statements subsequent to the Effective Date will not be comparable to the consolidated financial statements prior to the Effective Date. Accordingly, the financial results for the three-month period ended December 31, 2010 and for the nine-month period ended October 1, 2010 are presented separately herein and are labeled and referred to as “Successor” and “Predecessor”, respectively.

For additional information regarding the Chapter 11 Proceedings see Note 4, “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code,” to the consolidated financial statements included under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. For additional information regarding fresh-start accounting see Note 5, “Fresh-Start Accounting,” to the consolidated financial statements included under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Post-Petition Capital Structure

On October 1, 2010 and in accordance with the Plan, the Company entered into a new $500 million term loan credit agreement (the “Term Loan”), by and among the Company as borrower, certain of the Company’s subsidiaries as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as lead arranger, collateral agent and administrative agent, pursuant to which the Company borrowed $500 million that is scheduled to mature October 1, 2017. Additionally, on October 1, 2010 and in accordance with the Plan, the Company entered into a new revolving loan credit agreement (the “Revolver”), by and among the Company and certain of the Company’s subsidiaries, as borrowers, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, co-collateral agent, syndication agent, joint lead arranger and Bank of America, N.A., as joint lead arranger, co-collateral agent, and Barclays Capital, which provides for a $200 million asset-based revolving credit facility that matures on October 1, 2015.

Tax Implications Arising from Emergence

Pursuant to the Plan, certain elements of the Company’s pre-petition indebtedness were extinguished. Absent an exception, the discharge of a debt obligation in a bankruptcy proceeding for an amount less than its adjusted issue price (as defined for tax purposes) creates cancellation of indebtedness income (“CODI”) that is excludable from taxable income for U.S. tax purposes. However, certain income tax attributes are reduced by the amount of CODI in prescribed order as follows: (a) net operating losses (“NOL”) for the year of discharge and NOL carryforwards; (b) most credit carryforwards, including the general business credit and the minimum tax credit; (c) net capital losses for the year of discharge and capital loss carryforwards; (d) the tax basis of the debtor’s assets.

Internal Revenue Code (“IRC”) Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. Generally, under a special rule applicable to ownership changes occurring in connection with a Chapter 11 plan of reorganization, the annual limitation amount is equal to the value of the stock of a company as of the date of emergence multiplied by a long-term tax exempt federal rate. The Company expects to have excludable CODI that will reduce its tax attributes by approximately $100 million and expects an annual limitation under IRC Sections 382 and 383 as a result of an ownership change of approximately $115 million. As a result, the Company’s future U.S. taxable income may not be fully offset by its pre-emergence net operating losses and other tax attributes if such income exceeds the annual limitation, and the Company may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of IRC Sections 382 and 383 could further diminish the Company’s use of net operating losses and other tax attributes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Visteon UK Limited Administration

On March 31, 2009, in accordance with the provisions of the United Kingdom Insolvency Act of 1986 and pursuant to a resolution of the board of directors of Visteon UK Limited, a company organized under the laws of England and Wales (the “UK Debtor”) and an indirect, wholly-owned subsidiary of the Company, representatives from KPMG (the “Administrators”) were appointed as administrators in respect of the UK Debtor (the “UK Administration”). The UK Administration was initiated in response to continuing operating losses of the UK Debtor and mounting labor costs and their related demand on the Company’s cash flows, and does not include the Company or any of the Company’s other subsidiaries. The effect of the UK Debtor’s entry into administration was to place the management, affairs, business and property of the UK Debtor under the direct control of the Administrators. Since their appointment, the Administrators have wound down the business of the UK Debtor and closed its operations in Enfield, UK, Basildon, UK and Belfast, UK, and made the employees redundant. The Administrators are in the process of reconciling claims and pursuing recoveries on behalf of the UK Debtor.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations — 2010 Compared with 2009

Product Sales

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)

Three months ended December 31, 2010 — Successor	$879	$540	$547	$(80)	$1,886
Nine months ended October 1, 2010 — Predecessor	2,421	1,606	1,612	(202)	5,437
Twelve months ended December 31, 2009 — Predecessor	2,535	1,972	2,113	(200)	6,420

Increase / (Decrease)	$765	$174	$46	$(82)	$903

Three months ended December 31, 2010 — Successor
Volume and mix	$106	$(7)	$27	$(10)	$116
Currency	2	(27)	(11)	—	(36)
Divestitures and closures	(2)	(18)	(108)	—	(128)
Other	(2)	(6)	(18)	(7)	(33)
Nine months ended October 1, 2010 — Predecessor
Volume and mix	575	312	305	(89)	1,103
Currency	103	(16)	85	—	172
Divestitures and closures	(20)	(52)	(222)	—	(294)
Other	3	(12)	(12)	24	3

Total	$765	$174	$46	$(82)	$903

Climate product sales increased during the three-month Successor period ended December 31, 2010 by $106 million associated with higher production volumes in all regions, including $84 million and $14 million in Asia and Europe, respectively. Additionally, favorable currency related to the Korean Won more than offset unfavorable currency related to the Euro, resulting in a net increase of $2 million. The closure of the Company’s Springfield, Ohio facility reduced product sales by $2 million. Product sales increased for the nine-month Predecessor period ended October 1, 2010, including $575 million attributable to higher production volumes in all regions, including $287 million, $146 million, and $116 million in Asia, North America, and Europe, respectively. Additionally, favorable currency primarily related to the Korean Won, increased product sales by $103 million. Plant closures, including the Company’s Basildon and Belfast, UK and Springfield, Ohio facilities reduced product sales by $20 million.

Electronics product sales decreased during the three-month Successor period ended December 31, 2010 including lower production volumes in North America and Europe of $17 million and $11 million, respectively. These decreases were partially offset by higher production volumes in Asia and South America of $17 million and $2 million, respectively. Product sales decreased $18 million in connection with the closure of the Company’s Lansdale, Pennsylvania facility (“North Penn”) in 2010. Unfavorable currency, primarily related to the Euro, further reduced product sales by $27 million. Product sales increased during the nine-month Predecessor period by $312 million attributable to higher production volumes in all regions, including $171 million, $75 million and $61 million in Europe, North America and Asia, respectively. The closure of the Company’s North Penn facility in 2010 reduced product sales by $52 million. Unfavorable currency decreased product sales by $16 million, primarily related to the Euro partially offset by the Korean Won and Brazilian Real. Customer price reductions net of material and manufacturing efficiencies also contributed to the decline in product sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Interiors product sales decreased during the three-month Successor period ended December 31, 2010 including $108 million related to the exit of the Company’s North American Interiors operations, $11 million of unfavorable currency primarily related to the Euro partially offset by the Korean Won, $9 million related to the non-recurrence of customer accommodation agreements in Europe, and net customer price reductions. These decreases were partially offset by $27 million of higher production volumes including Europe of $30 million and Asia of $8 million, partially offset by $11 million of lower production volumes in South America. Product sales increased during the nine-month Predecessor period ended October 1, 2010 by $305 million attributable to higher production volumes in all regions, including $178 million, $63 million and $35 million in Europe, Asia and North America, respectively. Favorable currency, primarily related to the Korean Won and the Brazilian Real, partially offset by the Euro further increased product sales by $85 million. The exit of the Company’s North American operations and the closure of the Enfield, UK facility resulted in a $222 million decline in product sales. Additionally, the non-recurrence of a favorable 2009 customer cost recovery settlement further reduced product sales by $27 million.

Product Cost of Sales

	Climate	Electronics	Interiors	Eliminations	Total
		(Dollars in Millions)

Three months ended December 31, 2010 — Successor	$773	$434	$511	$(76)	$1,642
Nine months ended October 1, 2010 — Predecessor	2,143	1,416	1,517	(202)	4,874
Twelve months ended December 31, 2009 — Predecessor	2,220	1,809	1,998	(200)	5,827

Increase / (Decrease)	$696	$41	$30	$(78)	$689

Three months ended December 31, 2010 — Successor
Material	$82	$(8)	$(64)	$(7)	$3
Freight and duty	6	1	(4)	—	3
Labor and overhead	20	(17)	(21)	(2)	(20)
Depreciation and amortization	4	(22)	(5)	—	(23)
Other	45	(14)	36	(4)	63
Nine months ended October 1, 2010 — Predecessor
Material	418	138	99	(93)	562
Freight and duty	32	23	2	(1)	56
Labor and overhead	79	35	(10)	20	124
Depreciation and amortization	1	(9)	(9)	(17)	(34)
Other	9	(86)	6	26	(45)

Total	$696	$41	$30	$(78)	$689

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Climate product cost of sales was $773 million during the three-month Successor period ended December 31, 2010. Material, labor, and other variable costs increased $85 million due to higher production volumes in all regions partially offset by divestitures and plant closures. Currency of $6 million, primarily related to the Korean Won as partially offset by the Euro, along with the impact of fresh-start accounting on the valuation of inventory and higher material surcharges also resulted in an increase in materials, labor and overhead costs. Manufacturing performance, purchasing improvement efforts, restructuring activities along with benefits associated with the termination of the Company-paid benefits under certain U.S. OPEB plans partially offset these increases. During the nine-month Predecessor period ended October 1, 2010 materials and other variable costs increased by $414 million as a result of higher production volumes in all regions, partially offset by divestitures and plant closures. Currency increased product cost of sales $131 million, primarily related to the Korean Won. These increases were partially offset by decreases in materials, labor and overhead costs attributable to manufacturing performance, purchasing improvement efforts and restructuring activities.

Electronics product cost of sales was $434 million during the three-month Successor period ended December 31, 2010. Lower accelerated depreciation and amortization associated with restructuring efforts resulted in a $22 million decrease in product cost of sales. Manufacturing performance, purchasing improvement efforts, and restructuring activities along with benefits associated with the termination of Company-paid benefits under certain U.S. OPEB plans, net of the impact of fresh-start accounting on the valuation of inventory, reduced material, labor and overhead costs. Lower production volumes in North America and Europe along with divestitures and plant closures were partially offset by higher production volumes in Asia and South America, resulting in a net decrease of $5 million in material, labor and overhead costs. Currency of $13 million, primarily related to the Euro, was a partial offset. Product cost of sales increased during the nine-month Predecessor period ended October 1, 2010 including higher material, labor and other variable costs of $202 million associated with higher production volumes in all regions, partially offset by plant closures. Currency increased product cost of sales by $23 million. These increases were partially offset by material, labor and other cost reductions achieved through manufacturing performance, purchasing improvement efforts and restructuring activities along with benefits associated with the termination of Company-paid benefits under certain U.S. OPEB plans.

Interiors product cost of sales was $511 million during the three-month Successor period ended December 31, 2010. Materials, labor and other variable costs decreased $71 million due to plant divestitures and closures and lower production volumes in South America, partially offset by higher production volumes in Europe and Asia. Material, labor and overhead, and other cost reductions achieved through manufacturing performance, purchasing improvement efforts, and restructuring activities along with benefits associated with the termination of Company-paid benefits under certain U.S. OPEB plans further decreased product cost of sales. Partially offsetting these decreases were the impact of fresh-start accounting on the valuation of inventory and material surcharges. Product cost of sales increased $194 million for the nine-month Predecessor period ended October 1, 2010 due to higher material and other variable costs associated with higher production volumes in all regions. Currency further increased product cost of sales $95 million. These increases were partially offset by $213 million of lower material and other variable costs due to divestitures and plant closures and cost reductions achieved through manufacturing performance, purchasing improvement efforts and restructuring activities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $124 million and $271 million during the three-month Successor period ended December 31, 2010 and the nine-month Predecessor period ended October 1, 2010, respectively. Selling, general and administrative expenses were $331 million for the twelve-month period ended December 31, 2009. For the three-month Successor period ended December 31, 2010 selling, general and administrative expenses increased due to lower OPEB termination benefits of $49 million, higher performance based incentive compensation of $30 million, and reorganization related professional fees of $14 million partially offset by $4 million related to cost reduction actions. For the nine-month Predecessor period selling, general and administrative expenses decreased due to $49 million of efficiencies associated with cost reduction actions, $19 million for the non-recurrence of certain 2009 pre-petition reorganization related fees, offset by $14 million of higher performance based incentive compensation, $18 million of lower OPEB termination benefits and $7 million of unfavorable currency.

Restructuring Expenses

The Company recorded restructuring expenses of $28 million and $20 million for the three-month Successor period ended December 31, 2010 and the nine-month Predecessor period ended October 1, 2010, respectively, compared to $84 million for the year ended December 31, 2009. The following is a summary of the Company’s consolidated restructuring reserves and related activity for the year ended December 31, 2010. Substantially all of the Company’s restructuring expenses are related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Central	Total
	(Dollars in Millions)

Predecessor — December 31, 2009	$21	$—	$16	$2	$39
Expenses	6	1	7	6	20
Exchange	(1)	—	—	—	(1)
Utilization	(9)	(1)	(21)	(6)	(37)

Predecessor — October 1, 2010	$17	$—	$2	$2	$21
Expenses	24	2	1	1	28
Exchange	(1)	—	—	—	(1)
Utilization	(3)	—	—	(2)	(5)

Successor — December 31, 2010	$37	$2	$3	$1	$43

During the three-month Successor period ended December 31, 2010 the Company recorded restructuring expenses of $28 million, including $24 million for employee severance and termination costs at a European Interiors facility pursuant to a business transfer agreement. Restructuring expenses for the nine-month Predecessor period ended October 1, 2010 includes $14 million of employee severance and termination benefits associated with a workforce reduction at a European Interiors facility and the realignment of corporate administrative and support functions and $6 million of equipment relocation costs associated with closure of a North American Electronics operation.

Utilization for the three-month Successor period ended December 31, 2010 includes $4 million of payments for severance and other employee termination benefits and $1 million in payments related to contract termination and equipment relocation costs. Utilization for the nine-month Predecessor period ended October 1, 2010 includes $26 million of payments for severance and other employee termination benefits, $9 million in payments related to contract termination and equipment relocation costs and $2 million of special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The Company has undertaken various restructuring actions, as described above, to reduce costs and streamline operating activities. Given the dynamic and highly competitive nature of the automotive industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including but not limited to, additional restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

Reimbursement from Escrow Account

The Company recorded reimbursement for qualifying restructuring costs of $62 million for the year ended December 31, 2009, pursuant to the terms of the Amended Escrow Agreement. Funds available under the Amended Escrow Agreement were fully utilized during 2009.

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

Asset Impairments and Other Gains and Losses

The Company recorded asset impairments and other losses of $25 million during the nine-month Predecessor period ended October 1, 2010. In June 2010, the Company reached an agreement to sell its entire 46.6% interest in the shares of Toledo Molding & Die, Inc., a supplier of interior components, for proceeds of approximately $10 million. The Company recorded an impairment charge of approximately $4 million, representing the difference between the carrying value of the Company’s investment in Toledo Molding & Die, Inc. and the expected share sale proceeds. Additionally, in March 2010, the Company completed the sale of substantially all of the assets of Atlantic Automotive Components, L.L.C., and recorded losses of approximately $21 million in connection with the sale.

Reorganization Items

Reorganization items of $933 million for the nine-month Predecessor period ended October 1, 2010 include a gain of $956 million related to the extinguishment of certain pre-petition obligations pursuant to the Fifth Amended Joint Plan of Reorganization and a gain of $106 million related to the adoption of fresh-start accounting as of the October 1, 2010 effective date of emergence from Chapter 11. These gains were partially offset by reorganization related costs of $129 million, principally related to professional fees.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Interest

Interest expense for the three-month Successor period ended December 31, 2010 was $16 million including $12 million on the Company’s $500 million secured term loan due October 1, 2017 and $4 million primarily on affiliate debt. During the nine-month Predecessor period ended October 1, 2010, interest expense was $170 million, including $152 million of contractual interest on the pre-petition $1.5 billon seven-year secured term loans, $4 million of adequate protection on the pre-petition ABL facility, $5 million on the DIP Credit Agreement and $9 million primarily on affiliate debt. Interest expense was $117 million for the year ended December 31, 2009, including $28 million on the pre-petition $1.5 billon seven-year secured term loans, $30 million on various pre-petition unsecured notes due 2010, 2014 and 2016, $9 million on the pre-petition ABL facility, $30 million of early termination costs and debt waiver fees and $20 million primarily on affiliate debt.

Equity in Net Income of Non-consolidated Affiliates

Equity in net income of non-consolidated affiliates of $41 million for the three-month Successor period and $105 million for the nine-month Predecessor period represents an increase of $66 million when compared to the year ended December 31, 2009. The increase was primarily attributable to Yanfeng Visteon Automotive Trim Systems Co, Ltd. and its related affiliates and resulted from higher OEM production levels driven by government stimulus programs, particularly in China.

Income Taxes

Income tax expense was $19 million for the three-month Successor period ended December 31, 2010 and $131 million for the nine-month Predecessor period ended October 1, 2010. Income tax expense for the year ended December 31, 2009 was $80 million. Income tax expense increased by $2 million during the three-month Successor period ended December 31, 2010, primarily due to the following items.

•	The non-recurrence of certain 2009 discrete items including $56 million of benefits associated with changes in uncertain tax positions, including interest and penalties; $12 million of expense associated with the establishment of a deferred tax valuation allowance for the Company’s operations in Spain; $12 million of expense associated with changes in accumulated other comprehensive income; and $7 million of expense for tax law changes.

•	Lower tax expense in jurisdictions where the Company is profitable and records income and withholding tax of $23 million.

Income tax expense increased by $68 million during the nine-month Predecessor period ended October 1, 2010, primarily due to the following items:

•	Income tax of $37 million associated with the adoption of fresh-start accounting on October 1, 2010.

•	$25 million increase in tax expense primarily attributable to overall higher earnings in those jurisdictions where the Company is profitable, which includes the year-over-year impact of changes in the mix of earnings and differing tax rates between jurisdictions.

•	The non-recurrence of a 2009 net benefit associated with changes in accumulated other comprehensive income of $6 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations — 2009 Compared with 2008

Product Sales

	Climate	Electronics	Interiors	Other*	Eliminations	Total
	(Dollars in Millions)

Twelve months ended December 31, 2008	$3,135	$3,020	$3,045	$271	$(394)	$9,077
Volume and mix	(260)	(985)	(574)	(74)	194	(1,699)
Currency	(153)	(50)	(97)	—	—	(300)
Divestitures and plant closures	(57)	—	(311)	(201)	—	(569)
Other	(130)	(13)	50	4	—	(89)

Twelve months ended December 31, 2009	$2,535	$1,972	$2,113	$—	$(200)	$6,420

*	All remaining manufacturing facilities in the Other segment have been divested, closed or reclassified consistent with the Company’s current management reporting structure.

Product sales for Climate were $2.54 billion for the year ended December 31, 2009, compared with $3.14 billion for the same period of 2008, representing a decrease of $600 million. Lower vehicle production volumes and unfavorable product mix were experienced in all regions resulting in a decrease of $260 million. Divestitures and plant closures including the March 2009 UK Administration and the closure of the Company’s Connersville, Indiana facility decreased sales by $57 million. Unfavorable currency, primarily driven by the Korean Won and the Euro, decreased sales by $153 million. Customer pricing also contributed to the decrease in product sales.

Product sales for Electronics were $1.97 billion for the year ended December 31, 2009, compared to $3.02 billion for the same period of 2008, representing a decrease of $1.05 billion. Lower vehicle production volumes, unfavorable product mix and customer sourcing actions combined to decrease sales $985 million. Regionally, these declines were most significant in Europe and North America. Unfavorable currency, largely related to the Euro and the Brazilian Real, resulted in a reduction of $50 million, while net customer pricing further reduced sales.

Product sales for Interiors were $2.11 billion and $3.05 billion for the years ended December 31, 2009 and 2008, respectively, representing a decrease of $932 million. Lower vehicle production volumes and unfavorable product mix in all regions resulted in a decrease of $574 million, while facility divestitures and plant closures in the UK and Spain reduced sales $311 million. Unfavorable currency, primarily related to the Euro and Korean Won, reduced sales $97 million. Net customer pricing was favorable $50 million, primarily related to customer accommodation and support agreements in North America and Europe.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Product Cost of Sales

	Climate	Electronics	Interiors	Other	Eliminations	Total
	(Dollars in Millions)

Twelve months ended December 31, 2008	$2,926	$2,819	$3,021	$249	$(394)	$8,621
Material	(420)	(673)	(645)	(167)	192	(1,713)
Freight and duty	(14)	(47)	(21)	(5)	2	(85)
Labor and overhead	(164)	(153)	(200)	(61)	35	(543)
Depreciation and amortization	(15)	(19)	(21)	(7)	17	(45)
Other	(93)	(118)	(136)	(9)	(52)	(408)

Twelve months ended December 31, 2009	$2,220	$1,809	$1,998	$—	$(200)	$5,827

Product cost of sales for Climate was $2.22 billion for the year ended December 31, 2009, compared with $2.93 billion for the same period in 2008, representing a decrease of $706 million. Vehicle production volumes, product mix, and divestitures and closures decreased material, labor and overhead, and other costs by $200 million. Currency reduced product cost of sales, primarily material costs, by $187 million due to the Korean Won and the Euro. Manufacturing performance, purchasing improvement efforts, and restructuring activities along with benefits associated with the termination of Company-paid benefits under certain U.S. OPEB plans also decreased material, labor and overhead costs. The non-recurrence of a $13 million gain on the sale of a UK manufacturing facility in the first quarter of 2008 partially offset the decrease in product cost of sales for the year ended December 31, 2009.

Product cost of sales for Electronics was $1.81 billion for the year ended December 31, 2009, compared with $2.82 billion for the same period in 2008, representing a decrease of $1.01 billion. Vehicle production volumes, product mix, and customer sourcing actions reduced material and other variable costs by $674 million. Currency reduced product cost of sales, primarily material costs, by $97 million due to the weakening of the Euro and Brazilian Real. Manufacturing performance, purchasing improvement efforts and restructuring activities along with benefits associated with the termination of Company-paid benefits under certain U.S. OPEB plans further reduced material, labor and overhead, and other costs.

Product cost of sales for Interiors was $2 billion for the year ended December 31, 2009, compared with $3.02 billion for the same period in 2008, representing a decrease of $1.02 billion. Vehicle production volumes, product mix, and facility divestitures and closures resulted in a decrease of $777 million, primarily attributable to materials, labor and overhead, and other costs. Currency resulted in a decrease of $113 million, primarily affecting material costs, due to the Korean Won and the Euro. Manufacturing performance, purchasing improvement efforts, and restructuring activities, and the benefits associated with the termination of Company-paid benefits under certain U.S. OPEB plans further reduced material, labor and overhead, and other costs.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the year ended December 31, 2009.

	Interiors	Climate	Electronics	Other/Central	Total
	(Dollars in Millions)

December 31, 2008	$49	$3	$4	$8	$64
Expenses	22	5	17	40	84
Utilization	(50)	(8)	(5)	(46)	(109)

December 31, 2009	$21	$—	$16	$2	$39

The Company recorded restructuring expenses of $84 million during the twelve months ended December 31, 2009 including amounts related to administrative cost reductions to fundamentally re-align corporate support functions with underlying operations in connection with the Company’s reorganization efforts and in response to recessionary economic conditions and related negative impact on the automotive sector and the Company’s results of operations and cash flows. During the first half of 2009, the Company recorded $34 million of employee severance and termination benefit costs related to approximately 300 salaried employees in the United States and 180 salaried employees in other countries, primarily in Europe and $4 million related to approximately 200 employees associated with the consolidation of the Company’s Electronics operations in South America.

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

During 2008, the Company recorded asset impairments and other losses of $275 million, which included $200 million to reduce the net book value of Interiors long-lived assets considered to be “held for use” to their estimated fair value and $75 million related to the divestiture of the Company’s North American aftermarket, Swansea, UK and Halewood, UK operations.

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

Equity in Net Income of Non-consolidated Affiliates

Equity in net income of non-consolidated affiliates of $80 million for the year ended December 31, 2009 represents an increase of $39 million when compared to the year ended December 31, 2008. The increase was primarily attributable to Yanfeng Visteon Automotive Trim Systems Co, Ltd. and its related affiliates and resulted from higher OEM production levels, particularly in China.

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

Liquidity

Overview

The Company’s primary liquidity needs are related to the funding of general business requirements, including working capital requirements, capital expenditures, indebtedness, and customer launch activity. Additionally, the Company has liquidity needs related to reorganization items, employee retirement benefits and restructuring actions. The Company primarily funds its liquidity needs with cash flows from operating activities, a substantial portion of which is generated by the Company’s subsidiaries. Accordingly, the Company utilizes a combination of cash repatriation strategies, including dividends, royalties, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet obligations globally. While there are no significant restrictions on the ability of the Company’s subsidiaries to pay dividends or make other distributions, the Company’s ability to access funds from its subsidiaries using these repatriation strategies is subject to, among other things, customary regulatory and statutory requirements and contractual arrangements including debt and joint venture agreements.

To the extent that the Company’s liquidity needs exceed cash provided by its operating activities, the Company would look to cash balances on hand, which were $979 million as of December 31, 2010 including restricted cash of $74 million; cash available through existing financing vehicles, such as its $200 million asset-based revolving credit facility; the sale of businesses or other assets, subject to the terms of debt and other contractual arrangements; and then to potential additional capital through the debt or equity markets. Access to these markets is influenced by the Company’s credit ratings. Visteon’s credit ratings were reestablished in December 2010 with a current rating of B1/B+ by Moodys’ and S&P, respectively, both with a stable outlook.

The Company’s ability to fund its liquidity needs may be adversely affected by many factors including, but not limited to, general economic conditions, specific industry conditions, financial markets, competitive factors and legislative and regulatory changes. Additionally, the Company’s liquidity needs may be affected by the level, variability and timing of its customers’ worldwide vehicle production, which can be highly sensitive to regional economic conditions. Further, the Company’s intra-year needs are impacted by seasonal effects in the industry, such as mid-year shutdowns, the subsequent ramp-up of new model production and the additional year-end shutdowns by primary customers. These seasonal effects normally require use of liquidity resources during the first and third quarters.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Fifth Amended Plan of Reorganization

On the October 1, 2010 effective date of emergence all conditions precedent to the effectiveness of the Rights Offering Sub-Plan and related documents were satisfied or waived and the Debtors emerged from bankruptcy. At December 31, 2010, the Company had accruals of approximately $100 million for estimated claim settlements and professional fees in accordance with the terms of the Plan. The Company expects to make cash payments in satisfaction of these reorganization-related items during the next twelve months. Settlement of pre-petition liabilities and claims have been addressed pursuant to the Debtor’s plan of reorganization, however, the ultimate amounts to be paid in settlement of each those claims will continue to be subject to the uncertain outcome of litigation, negotiations and Court decisions for a period of time after the Effective Date.

Employee Retirement Benefit Contributions and Funding

Many of the Company’s employees participate in defined benefit pension plans or retirement/termination indemnity plans. The Company has approximately $472 million in unfunded pension liabilities as of December 31, 2010, of which approximately $364 million and $108 million are attributable to U.S. and non-U.S. pension plans, respectively. Estimated contributions for 2011 through 2014 under current regulations and market assumptions are approximately $250 million.

The Company expects to make contributions to its U.S. retirement plans and OPEB plans of $48 million and $9 million, respectively, during 2011. Contributions to non-U.S. retirement plans are expected to be $16 million during 2011. The Company’s expected 2011 contributions may be revised.

Customer Accommodation Agreements

The Company entered into various accommodation and other support agreements with certain North American and European customers that provide for additional liquidity through cash surcharge payments, payments for research and engineering costs, accelerated payment terms, restructuring cost reimbursement, and other commercial arrangements. The Company expects to receive approximately $50 million of such payments during 2011 in connection with customer accommodation and support agreements. On September 29, 2010, the Company entered into a Global Settlement and Release Agreement (the “Release Agreement”) with Ford and Automotive Components Holdings, LLC (“ACH”). The Release Agreement provides, among other things, for the reimbursement by Ford of up to $29 million for costs associated with restructuring initiatives in various parts of the world.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Cash Flows

Chapter 11 Emergence-Related Cash Flows

On the October 1, 2010 effective date of emergence from the Bankruptcy Proceedings all conditions precedent to the effectiveness of the Rights Offering Sub-Plan and related documents were satisfied or waived and the Company emerged from bankruptcy. A summary of related cash sources and uses is provided below.

October 1 2010
(Dollars in Millions)

Cash Sources:
Rights offering proceeds	$1,250
Exit financing proceeds, net	482
Net release of restricted cash	105

Total cash sources	$1,837
Cash Uses:
Secured term loan and interest	$1,660
ABL and letters of credit	128
Rights offering and other financing fees	59
Administrative, professional and other claims	42

Total cash uses	$1,889

Net decrease in cash	$(52)

Operating Activities

Cash provided from operating activities during the three-month Successor period ended December 31, 2010 totaled $154 million. The generation of cash from operating activities primarily resulted from net trade working capital inflows and net income, as adjusted for non-cash items. Cash provided from operating activities during the nine-month Predecessor period ended October 1, 2010 totaled $20 million. The generation of cash from operating activities is primarily due to net income, as adjusted for non-cash items, partially offset by bankruptcy professional fees and other payments and net trade working capital outflows.

Cash provided from operating activities during the twelve months ended December 31, 2009 totaled $141 million. The generation of cash from operating activities primarily resulted from net income, as adjusted for non-cash items, the impact of the automatic stay on accounts payable and interest in conjunction with filing for bankruptcy protection, customer accommodation and support agreement payments and a decrease in recoverable tax assets, partially offset by trade payable term contraction and restructuring payments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Investing Activities

Cash used by investing activities during the three-month Successor period ended December 31, 2010 totaled $76 million, which included $92 million of capital expenditures, partially offset by $16 million of proceeds from asset sales. Cash used by investing activities during the nine-month Predecessor period ended October 1, 2010 totaled $75 million including $117 million of capital expenditures, partially offset by $42 million of other investing inflows primarily related to proceeds from the sale of Interiors operations located in Highland Park, Michigan and Saltillo, Mexico, the Company’s ownership interest in Toledo Mold and Die, Inc., the assets of Atlantic Automotive Components, LLC and the Company’s former Lighting facility in Monterrey, Mexico. The Company’s credit agreements limit the amount of capital expenditures the Company may make.

Cash used by investing activities during the twelve months ended December 31, 2009 totaled $123 million including $151 million of capital expenditures, $11 million of cash associated with the deconsolidation of the UK Debtor, and investments in joint ventures, partially offset by $69 million of proceeds from asset sales.

Financing Activities

Cash used by financing activities during the three-month Successor period ended December 31, 2010 totaled $40 million including repayment of approximately $60 million of bonds previously issued by Halla Climate Control Corporation partially offset by a reduction in restricted cash. Cash used by financing activities during the nine-month Predecessor period ended October 1, 2010 totaled $42 million. Cash used for financing activities included $75 million for the repayment of the balance outstanding under the DIP Credit Agreement and approximately $1.63 billion for the settlement of pre-petition debt obligations pursuant to the terms of Fifth Amended Plan of Reorganization. These amounts were partially offset by net proceeds of $1.67 billion from the rights offering and exit financing. The Company’s credit agreements contain restrictions regarding the amount of cash payments for dividends the Company may make.

Cash used by financing activities during the twelve months ended December 31, 2009 totaled $259 million. This use primarily resulted from the requirement for $133 million to be classified as restricted cash, primarily pursuant to the Company’s credit agreement and cash collateral orders of the Court, repayment of the borrowings under the European Securitization, pay down of the Halla Climate Control Corporation bonds due in November 2009, a decrease in book overdrafts and dividends to minority shareholders, partially offset by additional borrowing under the U.S. ABL facility and DIP Credit Agreement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Debt and Capital Structure

Pre-Petition Debt

December 31, 2009 and
September 30, 2010
(Dollars in Millions)

Senior Credit Agreements:
Term loan due June 13, 2013	$1,000
Term loan due December 13, 2013	500
U.S. asset-based lending (“ABL”) facility	89
Letters of credit	38
8.25% notes due August 1, 2010	206
7.00% notes due March 10, 2014	450
12.25% notes due December 31, 2016	206

Total	2,489
Deferred charges, debt issue fees and other, net	1

Total pre-petition debt classified as Liabilities subject to compromise	$2,490

On the Effective Date all pre-petition debt was settled in accordance with the terms of the Plan. The $1.5 billion seven-year term loans due 2013, the U.S. ABL and outstanding letters of credit were fully settled in cash along with amounts of accrued and unpaid interest. The Company issued approximately 2,500,000 shares of Successor common stock to holders of pre-petition notes, including the 7% Senior Notes due 2014, the 8.25% Senior Notes due 2010, and the 12.25% Senior Notes due 2016 and holders of the 12.25% senior notes also received warrants to purchase up to 2,355,000 shares of Successor common stock at an exercise price of $9.66 per share in satisfaction of the Company’s obligations under such notes.

Debtor-in-Possession Credit Facility

On November 18, 2009, the Company entered into a $150 million Senior Secured Super Priority Priming Debtor-in-Possession Credit and Guaranty Agreement (the “DIP Credit Agreement”), with certain subsidiaries of the Company, a syndicate of lenders and Wilmington Trust FSB, as administrative agent. On August 18, 2010, the Company paid, in full, the $75 million balance outstanding under the DIP Credit Agreement.

Post-Chapter 11 Emergence Capital Structure

To fund the distributions under the Plan, the Company issued approximately 45,000,000 shares of Successor common stock to certain investors in a private offering exempt from registration under the Securities Act for proceeds of approximately $1.25 billion and executed an exit financing facility including $500 million in funded, secured term debt by and among the Company as borrower, certain of the Company’s subsidiaries as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., (“MSSF”) as lead arranger, collateral agent and administrative agent and a $200 million asset-based, secured revolving credit facility (the “Revolver”), by and among the Company and certain of the Company’s subsidiaries, as borrowers, the lenders party thereto and MSSF, as administrative agent, co-collateral agent, co-syndication agent, and Bank of America, N.A., as co-collateral agent, and Barclays Capital, as co-syndication agent. The Revolver was undrawn at the Effective Date and as of December 31, 2010.

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

The Term Loan will mature on October 1, 2017 and is payable in quarterly installments which started December 31, 2010 in an amount equal to 0.25% of the aggregate outstanding principal amount of the Term Loan with a final installment payment for the remaining principal due upon maturity. Outstanding borrowings under the Term Loan are prepayable, without penalty, in $1 million increments. There are mandatory prepayments of principal in connection with: (i) the incurrence of certain indebtedness, (ii) certain equity issuances, (iii) certain asset sales or other dispositions outside of specific carve-outs and (iv) excess cash flow sweeps if the total net leverage ratio is greater or equal to 1.00. The Term Loan requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, including financial covenants for maximum capital expenditures, maximum net leverage ratio and minimum interest coverage, and contains customary events of default. As of December 31, 2010, the Company is in compliance with all covenants.

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

The Revolver provides for a $200 million asset-based revolving credit facility and matures October 1, 2015. Up to $75 million of the Revolver is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolver. Up to $20 million of the Revolver is available for swing line advances, and any advances will reduce the amount available for loans under the Revolver. Advances under the Revolver are limited by a borrowing base as stipulated in the agreement. As of December 31, 2010, the amount available for borrowing was $150 million, with no borrowings or letter of credit obligations outstanding under the Revolver.

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

Outstanding borrowings under the Revolver are prepayable and commitments may be permanently reduced (or terminated), without penalty, in increments of $1 million. There are mandatory prepayments of principal in connection with (i) overadvances, (ii) the incurrence of certain indebtedness, (iii) certain equity issuances, and (iv) certain asset sales or other dispositions. The Revolver requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, including an excess availability covenant of $50 million, and contains customary events of default. As of December 31, 2010, the Company is in compliance with all covenants.

All obligations under the Revolver and obligations in respect of banking services and swap agreements with the lenders and their affiliates are unconditionally guaranteed by certain of the Company’s domestic subsidiaries. In connection with the revolver credit agreement, the Company and certain of its subsidiaries entered into a security agreement, a pledge agreement, a mortgage and an aircraft mortgage (collectively, the “Revolver Primary Collateral Documents”) in favor of MSSF. Pursuant to the Revolver Primary Collateral Documents, all obligations under the Revolver Facility and obligations in respect of banking services and swap agreements with the lenders and their affiliates are, subject to the terms of the Intercreditor Agreement, secured by (i) a first-priority perfected lien (subject to certain exceptions) in substantially (a) all cash and all cash equivalents, (b) intercompany notes, and the intercompany loans and advances evidenced thereby, owed by any domestic Credit Party to any other domestic Credit Party (as defined therein), (c) accounts (other than accounts arising under contracts for the sale of Term Priority Collateral) and related records, (d) all chattel paper, (e) all deposit accounts and all checks and other negotiable instruments, funds and other evidences of payment held therein (other than identifiable proceeds of Term Priority Collateral), (f) all inventory, (g) all eligible real property and corporate aircraft included in the borrowing base, (h) solely to the extent evidencing, governing, securing or otherwise related to the items referred to in the preceding clauses (a) through (g), all documents, general intangibles, instruments, investment property and letter of credit rights, (i) all books and records, relating to the foregoing, and (j) all proceeds, including insurance proceeds, of any and all of the foregoing and all collateral, security and guarantees given by any person with respect to any of the foregoing (collectively, “Revolver Priority Collateral”) and (ii) a perfected subordinated lien (subject to certain exceptions) on substantially all other present and after acquired property.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

On November 16, 2009, the Company entered into a $40 million Letter of Credit (“LOC”) Reimbursement and Security Agreement (the “LOC Agreement”), with certain subsidiaries of the Company and US Bank National Association as a means of providing financial assurances to a variety of service providers that support daily operations. The LOC Agreement was subsequently extended through September 30, 2011 with a reduced facility size of $15 million. The Company must maintain a collateral account with US Bank equal to 103% of the aggregated stated amount of the LOCs with reimbursement of any draws. As of December 31, 2010, the Company had $15 million of outstanding letters of credit issued under this facility, which are cash collateralized.

As of December 31, 2010, the Company had affiliate debt outstanding of $84 million, with $73 million and $11 million classified in short-term and long-term debt, respectively. These balances are primarily related to the Company’s non-U.S. operations and are payable in non-U.S. currencies including, but not limited to the Euro, Chinese Yuan and Korean Won. Remaining availability on outstanding affiliate working capital credit facilities is approximately $340 million. The Company also participates in an arrangement, through a subsidiary in France, to sell accounts receivable on an uncommitted basis. The amount of financing available is contingent upon the amount of receivables less certain reserves. The Company pays a 30 basis point servicing fee on all receivables sold, as well as a financing fee of 3-month Euribor plus 75 basis points on the advanced portion. On December 31, 2010, there are no outstanding borrowings under the facility with $90 million of receivables pledged as security, which are recorded as “Other current assets” on the consolidated balance sheet.

Information related to the Company’s debt and related agreements is set forth in Note 14, “Debt” to the consolidated financial statements which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

As of the Effective Date, the Company issued warrants to purchase up to 2,355,000 shares of the Company’s successor common stock to holders of the Company’s 12.25% senior notes due December 31, 2016 at an exercise price of $9.66 per share. These warrants have a ten-year term and may be exercised for cash or on a net issuance basis. Additionally, as of the Effective Date, the Company issued warrants to purchase up to 1,572,774 shares of Successor common stock to holders of the Company’s common stock outstanding prior to the Effective Date at an exercise price of $58.80 per share. These warrants have a five-year term and may be exercised for cash or on a net issuance basis.

Information related to the Company’s shareholders’ equity is set forth in Note 18 “Shareholders’ Equity” to the consolidated financial statements which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

In December 2010, the Company entered into a stipulation agreement obligating the Company to purchase certain professional services totaling $14 million on or before February 29, 2012. This agreement is contingent on Court approval and was subsequently re-negotiated whereby the obligation was reduced to $13 million. Additionally, the Company has guaranteed approximately $30 million for lease payments related to its subsidiaries. During January 2009, the Company reached an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) pursuant to U.S. federal pension law provisions that permit the agency to seek protection when a plant closing results in termination of employment for more than 20 percent of employees covered by a pension plan. In connection with this agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million. These guarantees have not, nor does the Company expect they are reasonably likely to have, a material current or future effect on the Company’s financial position, results of operations or cash flows.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Estimates

The Company’s consolidated financial statements and accompanying notes as included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Accordingly, the Company’s significant accounting policies have been disclosed in the consolidated financial statements and accompanying notes under Note 3 “Significant Accounting Policies.” The Company provides enhanced information that supplements such disclosures for accounting estimates when:

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

Fair Value Measurements

The Company uses fair value measurements in the preparation of its financial statements, utilizing various inputs including those that can be readily observable, corroborated or are generally unobservable. The Company utilizes market-based data and valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, the Company applies assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Fair value measurements were used in connection with the adoption of fresh-start accounting, which results in a new basis of accounting and reflects the allocation of the estimated reorganization value of the Company to the fair value of its underlying assets, effective October 1, 2010.

The Company’s reorganization value was first allocated to the estimated fair values of tangible assets and identifiable intangible assets and the excess of reorganization value over the fair value of such assets was recorded as goodwill. The estimated fair values of tangible assets and identifiable intangible assets were based on a combination of income, market and cost approaches. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes were determined in conformity with applicable income tax accounting standards. Accumulated depreciation, accumulated amortization, retained deficit, common stock and accumulated other comprehensive loss attributable to the predecessor entity were eliminated.

The Company’s reorganization value includes an estimated enterprise value of approximately $2.4 billion, which represents management’s best estimate of fair value within the range of enterprise values contemplated by the Bankruptcy Court of $2.3 billion to $2.5 billion. The range of enterprise values considered by the Court was determined using certain financial analysis methodologies including the comparable companies analysis, the precedent transactions analysis and the discounted cash flow analysis. The application of these methodologies requires certain key judgments and assumptions, including the Company’s financial projections, the amount of cash available to fund operations and current market conditions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The value of a business is subject to uncertainties and contingencies that are difficult to predict and will fluctuate with changes in factors affecting the prospects of such a business. The Company’s financial projections, which are a significant input to the determination of reorganization value, are based on projected market conditions and other estimates and assumptions including, but not limited to, general business, economic, competitive, regulatory, market and financial conditions, all of which are difficult to predict and generally beyond the Company’s control. Estimates of reorganization value, enterprise value and fair values of assets and liabilities are inherently subject to significant uncertainties and contingencies and there can be no assurance that these estimates and related assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially. For further information on fresh-start accounting, see Note 5, “Fresh-Start Accounting,” to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Pension Plans

The determination of the Company’s obligation and expense for its pension plans is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Selected assumptions are described in Note 15 “Employee Retirement Benefits” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which are incorporated herein by reference, including the discount rate, expected long-term rate of return on plan assets and rate of increase in compensation.

In accordance with GAAP, actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense in future periods. Therefore, assumptions used to calculate benefit obligations as of the annual measurement date directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits as of December 31, 2010 are as follows:

•	Long-term rate of return on plan assets: The expected long-term rate of return is used to calculate net periodic pension cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The expected long-term rate of return for pension assets has been chosen based on various inputs, including historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market returns, inflation and other variables. In determining its pension expense for the 2010 Successor Period, the Company used long-term rates of return on plan assets ranging from 3% to 10.25% outside the U.S. and 7.7% in the U.S. In determining pension expense for the 2010 Predecessor Period, the Company used long-term rates of return on plan assets ranging from 3.45% to 10.4% outside the U.S. and 7.7% in the U.S. Actual returns on U.S. pension assets for 2010, 2009 and 2008 were 18.4%, 7.5% and (7.9%), respectively, compared to the expected rate of return assumption of 7.7%, 8.1% and 8.25% respectively, for each of those years. The Company’s market-related value of pension assets reflects changes in the fair value of assets over a five-year period, with a one-third weighting to the most recent year. Market-related value was reset to fair value at October 1, 2010.

•	Discount rate: The discount rate is used to calculate pension obligations. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from 1.6% to 10% to determine its pension and other benefit obligations as of December 31, 2010, including weighted average discount rates of 5.55% for U.S. pension plans, and 5.95% for non-U.S. pension plans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension benefit obligations and its future expense. The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2010 funded status and 2011 pre-tax pension expense:

	Impact on		Impact on
	U.S. 2011	Impact on	Non-U.S. 2011	Impact on
	Pre-tax Pension	U.S. Plan 2010	Pre-tax Pension	Non-U.S. Plan 2010
	Expense	Funded Status	Expense	Funded Status

25 basis point decrease in discount rate(a)	−less than $1 million	−$50 million	+$1 million	−$19 million
25 basis point increase in discount rate(a)	+less than $1 million	+$47 million	−$1 million	+$18 million
25 basis point decrease in expected return on assets(a)	+$2 million		+$1 million
25 basis point increase in expected return on assets(a)	−$2 million		−$1 million

(a)	Assumes all other assumptions are held constant.

Impairment of Goodwill, Long-Lived Assets and Certain Identifiable Intangibles

Goodwill is tested annually for impairment. The Company evaluates each reporting unit’s fair value versus its carrying value annually or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. Estimated fair values are based on the projections of the reporting units’ future discounted cash flows. The company assesses the reasonableness of these estimated fair values using market based multiples of comparable companies. If the carrying value exceeds the fair value, an impairment loss is measured and recognized. Goodwill fair value measurements are classified within Level 3 of the fair value hierarchy, which are generally determined using unobservable inputs.

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

The Company is aware of contamination at some of its properties. The Company is in various stages of investigation and cleanup at these sites. At December 31, 2010, the Company had recorded a reserve of approximately $1 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Recent Accounting Pronouncements

See Note 2 “Basis of Presentation and Recent Accounting Pronouncements” to the accompanying consolidated financial statements under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

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

You should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:

•	Visteon’s ability to satisfy its future capital and liquidity requirements; Visteon’s ability to access the credit and capital markets at the times and in the amounts needed and on terms acceptable to Visteon; Visteon’s ability to comply with covenants applicable to it; and the continuation of acceptable supplier payment terms.

•	Visteon’s ability to satisfy its pension and other postretirement employee benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost effective basis.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers.

•	Changes in vehicle production volume of Visteon’s customers in the markets where it operates, and in particular changes in Ford’s and Hyundai Kia’s vehicle production volumes and platform mix.

•	Increases in commodity costs or disruptions in the supply of commodities, including steel, resins, aluminum, copper, fuel and natural gas.

•	Visteon’s ability to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, improve its operating performance; to achieve the benefits of its restructuring actions; and to recover engineering and tooling costs and capital investments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	Visteon’s ability to compete favorably with automotive parts suppliers with lower cost structures and greater ability to rationalize operations; and to exit non-performing businesses on satisfactory terms, particularly due to limited flexibility under existing labor agreements.

•	Restrictions in labor contracts with unions that restrict Visteon’s ability to close plants, divest unprofitable, noncompetitive businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.

•	The costs and timing of facility closures or dispositions, business or product realignments, or similar restructuring actions, including potential asset impairment or other charges related to the implementation of these actions or other adverse industry conditions and contingent liabilities.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Legal and administrative proceedings, investigations and claims, including shareholder class actions, inquiries by regulatory agencies, product liability, warranty, employee-related, environmental and safety claims and any recalls of products manufactured or sold by Visteon.

•	Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system or fuel prices and supply.

•	The cyclical and seasonal nature of the automotive industry.

•	Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.

•	Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.

•	Visteon’s ability to quickly and adequately remediate control deficiencies in its internal control over financial reporting.

•	Other factors, risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page No.

Management’s Report on Internal Control Over Financial Reporting	60
Report of Independent Registered Public Accounting Firm	61
Consolidated Statements of Operations for the three months ended December 31, 2010, the nine months ended October 1, 2010 and the years ended December 31, 2009 and 2008	64
Consolidated Balance Sheets as of December 31, 2010 and 2009	65
Consolidated Statements of Cash Flows for the three months ended December 31, 2010, the nine months ended October 1, 2010 and the years ended December 31, 2009 and 2008	66
Consolidated Statements of Shareholders’ Equity (Deficit) for the periods ended December 31, 2010, October 1, 2010 and December 31, 2009 and 2008	67
Notes to Consolidated Financial Statements	68
EX-10.8.1
EX-10.9.1
EX-10.10.3
EX-10.10.4
EX-10.10.5
EX-10.10.6
EX-10.10.7
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“the COSO Framework”) of the Treadway Commission. Based on the evaluation performed under the COSO Framework as of December 31, 2010, management has concluded that the Company’s internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report which is included herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Visteon Corporation

In our opinion, the accompanying consolidated balance sheet as of December 31, 2010 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the three months ended December 31, 2010 present fairly, in all material respects, the financial position of Visteon Corporation and its subsidiaries (Successor Company) at December 31, 2010, and the results of their operations and their cash flows for the three months ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) for the three months ended December 31, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, Visteon Corporation and certain of its U.S. subsidiaries (the “Debtors”) voluntarily filed a petition on May 28, 2009 with the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of the Bankruptcy Code. The Company’s Fifth Amended Joint Plan of Reorganization (the “Plan”) was confirmed on August 31, 2010. Confirmation of the Plan resulted in the discharge of certain claims against the Debtors that arose before May 28, 2009 and substantially alters rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on October 1, 2010 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting on October 1, 2010.

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
March 9, 2011

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Visteon Corporation

In our opinion, the accompanying consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the nine months ended October 1, 2010 and for each of the two years in the period ended December 31, 2009 present fairly, in all material respects, the financial position of Visteon Corporation and its subsidiaries (Predecessor Company) at December 31, 2009, and the results of their operations and their cash flows for the nine months ended October 1, 2010 and for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) for the nine months ended October 1, 2010 and for each of the two years in the period ended December 31, 2009 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule. Our responsibility is to express an opinion on these financial statements and on the financial statement schedule based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in 2009.

As discussed in Note 1 to the consolidated financial statements, Visteon Corporation and certain of its U.S. subsidiaries voluntarily filed a petition on May 28, 2009 with the United States Bankruptcy Court for the District of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Fifth Amended Joint Plan of Reorganization (the “Plan”) was confirmed on August 31, 2010. The Plan was substantially consummated on October 1, 2010 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting.

PricewaterhouseCoopers LLP
Detroit, Michigan
March 9, 2011

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Three Months	Nine Months
	Ended	Ended	Year Ended
	December 31	October 1	December 31
	2010	2010	2009	2008
	(Dollars in Millions, Except Per Share Amounts)
Net sales
Products	$1,886	$5,437	$6,420	$9,077
Services	1	142	265	467

	1,887	5,579	6,685	9,544
Cost of sales
Products	1,642	4,874	5,827	8,621
Services	1	140	261	464

	1,643	5,014	6,088	9,085
Gross margin	244	565	597	459
Selling, general and administrative expenses	124	271	331	553
Restructuring expenses	28	20	84	147
Reorganization items, net	—	(933)	60	—
Asset impairments and other (gains)/losses	(1)	25	(11)	275
Reimbursement from escrow account	—	—	62	113
Deconsolidation gain	—	—	(95)	—

Operating income (loss)	93	1,182	290	(403)
Interest expense	16	170	117	215
Interest income	6	10	11	46
Equity in net income of non-consolidated affiliates	41	105	80	41

Income (loss) before income taxes	124	1,127	264	(531)
Provision for income taxes	19	131	80	116

Net income (loss)	105	996	184	(647)
Net income attributable to noncontrolling interests	19	56	56	34

Net income (loss) attributable to Visteon Corporation	$86	$940	$128	$(681)

Earnings (loss) per share:
Basic earnings (loss) attributable to Visteon Corporation	$1.71	$7.21	$0.98	$(5.26)
Diluted earnings (loss) attributable to Visteon Corporation	$1.66	$7.21	$0.98	$(5.26)

See accompanying notes to the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31
	2010	2009
	(Dollars in Millions)
ASSETS
Cash and equivalents	$905	$962
Restricted cash	74	133
Accounts receivable, net	1,101	1,055
Inventories, net	364	319
Other current assets	258	236

Total current assets	2,702	2,705
Property and equipment, net	1,582	1,936
Equity in net assets of non-consolidated affiliates	439	294
Intangible assets, net	396	—
Other non-current assets	89	84

Total assets	$5,208	$5,019

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Short-term debt, including current portion of long-term debt	$78	$225
Accounts payable	1,211	977
Accrued employee liabilities	196	161
Other current liabilities	357	302

Total current liabilities	1,842	1,665
Long-term debt	483	6
Employee benefits	522	568
Deferred tax liabilities	190	159
Other non-current liabilities	221	257
Liabilities subject to compromise	—	2,819
Shareholders’ equity (deficit)
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding at December 31, 2010)	—	—
Common stock (par value $0.01, 250 million shares authorized, 51 million shares issued and outstanding at December 31, 2010)	1	—
Stock warrants	29	—
Predecessor preferred stock (par value $1.00, 50 million shares authorized, none outstanding at December 31, 2009)	—	—
Predecessor common stock (par value $1.00, 500 million shares authorized, 131 million shares issued and 130 million shares outstanding at December 31, 2009)	—	131
Predecessor stock warrants	—	127
Additional paid-in capital	1,099	3,407
Retained earnings (accumulated deficit)	86	(4,576)
Accumulated other comprehensive income	50	142
Treasury stock	(5)	(3)

Total Visteon Corporation shareholders’ equity (deficit)	1,260	(772)
Noncontrolling interests	690	317

Total shareholders’ equity (deficit)	1,950	(455)

Total liabilities and shareholders’ equity (deficit)	$5,208	$5,019

See accompanying notes to the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Three Months	Nine Months
	Ended	Ended	Year Ended
	December 31	October 1	December 31
	2010	2010	2009	2008
		(Dollars in Millions)
Operating Activities
Net income (loss)	$105	$996	$184	$(647)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	73	207	352	416
Pension and OPEB, net	(146)	(41)	(215)	(72)
Deconsolidation gain	—	—	(95)	—
Asset impairments and other (gains) and losses	(1)	25	(11)	275
Equity in net income of non-consolidated affiliates, net of dividends remitted	(41)	(92)	(38)	5
Reorganization items	—	(933)	60	—
Other non-cash items	45	40	8	11
Changes in assets and liabilities:
Accounts receivable	(53)	(79)	(127)	509
Inventories	5	(75)	33	44
Accounts payable	174	55	79	(504)
Income taxes deferred and payable, net	—	12	47	30
Other assets and other liabilities	(7)	(95)	(136)	(183)

Net cash provided from (used by) operating activities	154	20	141	(116)
Investing Activities
Capital expenditures	(92)	(117)	(151)	(294)
Investments in joint ventures	—	(3)	(30)	(1)
Proceeds from divestitures and asset sales	16	45	69	83
Cash associated with deconsolidation and other	—	—	(11)	4

Net cash used by investing activities	(76)	(75)	(123)	(208)
Financing Activities
Short-term debt, net	6	(9)	(19)	28
Cash restriction, net	16	43	(133)	—
Proceeds from (payments on) DIP facility, net of issuance costs	—	(75)	71	—
Proceeds from rights offering, net of issuance costs	—	1,190	—	—
Proceeds from issuance of debt, net of issuance costs	—	481	57	260
Principal payments on debt	(61)	(1,651)	(173)	(88)
Repurchase of unsecured debt securities	—	—	—	(337)
Other	(1)	(21)	(62)	(56)

Net cash used by financing activities	(40)	(42)	(259)	(193)
Effect of exchange rate changes on cash	1	1	23	(61)

Net increase (decrease) in cash and equivalents	39	(96)	(218)	(578)
Cash and equivalents at beginning of period	866	962	1,180	1,758

Cash and equivalents at end of period	$905	$866	$962	$1,180

Supplemental Disclosures:
Cash paid for interest	$5	$179	$126	$226
Cash paid for income taxes, net of refunds	$20	$83	$77	$86

See accompanying notes to the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — (Continued)

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

				Retained	Accumulated
			Additional	Earnings	Other
	Common	Stock	Paid-In	(Accumulated	Comprehensive	Treasury
	Stock	Warrants	Capital	Deficit)	Income (Loss)	Stock	NCI	Total
	(Dollars in millions)

Balance at January 1, 2008 - Predecessor	$131	$127	$3,406	$(4,016)	$275	$(13)	$293	$203
Net (loss)/income	—	—	—	(681)	—	—	34	(647)
Foreign currency translation	—	—	—	—	(89)	—	(49)	(138)
Benefit plans	—	—	—	—	(29)	—	—	(29)
Other	—	—	—	—	—	—	3	3

Comprehensive loss	—	—	—	(681)	(118)	—	(12)	(811)
Stock-based compensation, net	—	—	(1)	(7)	—	11	—	3
Cash dividends	—	—	—	—	—	—	(17)	(17)
Other	—	—	—	—	—	(1)	—	(1)

Balance at December 31, 2008 - Predecessor	$131	$127	$3,405	$(4,704)	$157	$(3)	$264	$(623)
Net income	—	—	—	128	—	—	56	184
Foreign currency translation	—	—	—	—	(119)	—	11	(108)
Benefit plans	—	—	—	—	92	—	—	92
Other	—	—	—	—	12	—	(2)	10

Comprehensive income (loss)	—	—	—	128	(15)	—	65	178
Stock-based compensation, net	—	—	2	—	—	—	—	2
Cash dividends	—	—	—	—	—	—	(12)	(12)

Balance at December 31, 2009 - Predecessor	$131	$127	$3,407	$(4,576)	$142	$(3)	$317	$(455)
Net income	—	—	—	940	—	—	56	996
Foreign currency translation	—	—	—	—	14	—	6	20
Benefit plans	—	—	—	—	(232)	—	—	(232)
Other	—	—	—	—	2	—	3	5

Comprehensive income (loss)	—	—	—	940	(216)	—	65	789
Stock-based compensation, net	—	—	1	—	—	—	—	1
Cash dividends	—	—	—	—	—	—	(23)	(23)
Reorganization and fresh-start related adjustments	(130)	(86)	(2,345)	3,636	74	3	308	1,460

Balance at October 1, 2010 - Successor	$1	$41	$1,063	$—	$—	$—	$667	$1,772
Net income	—	—	—	86	—	—	19	105
Foreign currency translation	—	—	—	—	1	—	2	3
Benefit plans	—	—	—	—	51	—	—	51
Other	—	—	—	—	(2)	—	1	(1)

Comprehensive income	—	—	—	86	50	—	22	158
Stock-based compensation, net	—	—	21	—	—	(5)	—	16
Warrant exercises	—	(12)	15	—	—	—	—	3
Other	—	—	—	—	—	—	1	1

Balance at December 31, 2010 - Successor	$1	$29	$1,099	$86	$50	$(5)	$690	$1,950

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of Business

Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”). The Company’s operations are organized by global product groups including Climate, Electronics and Interiors and are conducted through a network of manufacturing operations, technical centers, and joint ventures in every major geographic region of the world.

Reorganization under Chapter 11 of the U.S. Bankruptcy Code

On May 28, 2009, Visteon and certain of its U.S. subsidiaries (the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) in response to sudden and severe declines in global automotive production during the latter part of 2008 and early 2009 and the resulting adverse impact on the Company’s cash flows and liquidity. On August 31, 2010 (the “Confirmation Date”), the Court entered an order (the “Confirmation Order”) confirming the Debtors’ joint plan of reorganization (as amended and supplemented, the “Plan”), which was comprised of two mutually exclusive sub plans, the Rights Offering Sub-Plan and the Claims Conversion Sub-Plan. On October 1, 2010 (the “Effective Date”), all conditions precedent to the effectiveness of the Rights Offering Sub-Plan and related documents were satisfied or waived and the Company emerged from bankruptcy. Prior to the Effective Date, the Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. The Company’s other subsidiaries, primarily non-U.S. subsidiaries, were excluded from the Chapter 11 Proceedings and continued to operate their businesses without supervision from the Court and were not subject to the requirements of the Bankruptcy Code.

Additional details regarding the status of the Company’s Chapter 11 Proceedings are included herein under Note 4, “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code.”

Visteon UK Limited Administration

On March 31, 2009, in accordance with the provisions of the United Kingdom Insolvency Act of 1986 and pursuant to a resolution of the board of directors of Visteon UK Limited, a company organized under the laws of England and Wales (the “UK Debtor”) and an indirect, wholly-owned subsidiary of the Company, representatives from KPMG (the “Administrators”) were appointed as administrators in respect of the UK Debtor (the “UK Administration”). The UK Administration was initiated in response to continuing operating losses of the UK Debtor and mounting labor costs and their related demand on the Company’s cash flows, and does not include the Company or any of the Company’s other subsidiaries. The effect of the UK Debtor’s entry into administration was to place the management, affairs, business and property of the UK Debtor under the direct control of the Administrators. Since their appointment, the Administrators have wound down the business of the UK Debtor and closed its operations in Enfield, UK, Basildon, UK and Belfast, UK, and made the employees redundant. The Administrators are in the process of reconciling claims and pursuing recoveries on behalf of the UK Debtor.

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

Transactions with Ford Motor Company

On September 29, 2010, the Company entered into a Global Settlement and Release Agreement (the “Release Agreement”) with Ford and Automotive Components Holdings, LLC (“ACH”) conditioned on the effectiveness of the Company’s Plan. The Release Agreement provides, among other things, for: (i) the termination of the Company’s future obligations to reimburse Ford for certain pension and retiree benefit costs; (ii) the resolution of and release of claims and causes of actions against the Company and certain claims, liabilities, or actions against the Company’s non-debtor affiliates; (iii) withdrawal of all proofs of claim, with a face value of approximately $163 million, including a claim for pension and retiree benefit liabilities described above, filed against the Company by Ford and/or ACH and an agreement to not assert any further claims against the estates, other than with respect to preserved claims; (iv) the rejection of all purchase orders under which the Company is not producing component parts and other agreements which would not provide a benefit to the reorganized Company and waiver of any claims against the Company arising out of such rejected agreements; (v) the reimbursement by Ford of up to $29 million to the Company for costs associated with restructuring initiatives in various parts of the world; and (vi) a commitment by Ford and its affiliates to source the Company new and replacement business totaling approximately $600 million in annual sales for vehicle programs launching through 2013.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Basis of Presentation and Recent Accounting Pronouncements

The consolidated financial statements include the accounts of the Company and all subsidiaries that are more than 50% owned and over which the Company exercises control. Investments in affiliates of greater than 20% and for which the Company does not exercise control are accounted for using the equity method.

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the continuity of operations, realization of assets and satisfaction of liabilities in the normal course of business. The preparation of the financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported herein. Management believes that such estimates, judgments and assumptions are reasonable and appropriate. However, due to the inherent uncertainty involved, actual results may differ from those provided in the Company’s consolidated financial statements. Certain prior year amounts have been reclassified to conform to current year presentation.

The Company adopted fresh-start accounting upon emergence from the Chapter 11 Proceedings and became a new entity for financial reporting purposes as of the Effective Date. Therefore, the consolidated financial statements for the reporting entity subsequent to the Effective Date (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to the Effective Date (the “Predecessor”). Additional details regarding the adoption of fresh-start accounting are included herein under Note 5, “Fresh-Start Accounting.”

Recent Accounting Pronouncements

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

In June 2009, the FASB issued guidance which amends the consolidation provisions that apply to Variable Interest Entities (“VIEs”). This guidance is effective for fiscal years that begin after November 15, 2009. The Company adopted this guidance without material impact on its consolidated financial statements.

In June 2009, the FASB issued guidance which revised the accounting for transfers and servicing of financial assets. This guidance is effective for fiscal years that begin after November 15, 2009. The Company adopted this guidance without material impact on its consolidated financial statements.

Effective January 1, 2009, the Company adopted new FASB guidance on the accounting and reporting for business combination transactions and noncontrolling interests. In adopting the new FASB guidance on noncontrolling interests, the Company adjusted its previously reported net loss on the consolidated statement of operations for the year ended December 31, 2008 to include net income attributable to noncontrolling interests (previously minority interests in consolidated subsidiaries).

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Significant Accounting Policies

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

Services revenues are recognized as services are rendered and associated costs of providing such services are recorded as incurred. Services revenues and related costs included approximately $30 million in both 2009 and 2008 of contractual reimbursement from Ford under the Amended Reimbursement Agreement for costs associated with the separation of ACH leased employees no longer required to provide such services.

Foreign Currency:  Assets and liabilities of the Company’s non-U.S. businesses are translated into U.S. Dollars at end-of-period exchange rates and the related translation adjustments are reported in the consolidated balance sheets under the classification of “Accumulated other comprehensive income (loss).” The effects of remeasurement of assets and liabilities of the Company’s non-U.S. businesses that use the U.S. Dollar as their functional currency are included in the consolidated statements of operations as transaction gains and losses. Income and expense elements of the Company’s non-U.S. businesses are translated into U.S. Dollars at average-period exchange rates and are reflected in the consolidated statements of operations as part of sales, costs and expenses. Additionally, gains and losses resulting from transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations as transaction gains and losses. Transaction losses of $2 million and $4 million for the nine months ended October 1, 2010 and the year ended December 31, 2009 and gains of $14 million in 2008 resulted from the remeasurement of certain deferred foreign tax liabilities and are included within income taxes. Net transaction gains and losses increased net income by less than $1 million in the three months ended December 31, 2010 and $12 million in the nine months ended October 1, 2010. Net transaction gains and losses decreased net income by $18 million in 2009 and increased net loss by $3 million in 2008.

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

Other Costs:  Advertising and sales promotion costs, repair and maintenance costs, research and development costs, and pre-production operating costs are expensed as incurred. Research and development expenses include salary and related employee benefits, contractor fees, information technology, occupancy, telecommunications and depreciation. Advertising costs were less than $1 million in the three months ended December 31, 2010, $1 million in the nine months ended October 1, 2010, $1 million in 2009 and $2 million in 2008. Research and development costs were $89 million in the three months ended December 31, 2010, $264 million in the nine months ended October 1, 2010, $328 million in 2009 and $434 million in 2008. Shipping and handling costs are recorded in the Company’s consolidated statements of operations as “Cost of sales.”

Cash and Equivalents:  The Company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits, commercial paper, repurchase agreements and money market funds to be cash equivalents.

Restricted Cash:  Restricted cash represents amounts designated for uses other than current operations and includes $55 million related to escrowed pre-emergence professional fees, $15 million related to the Letter of Credit Reimbursement and Security Agreement, and $4 million related to cash collateral for other corporate purposes at December 31, 2010.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at historical value, which approximates fair value. The Company does not generally require collateral from its customers. Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is determined by considering factors such as length of time accounts are past due, historical experience of write-offs and customer financial condition. If not reserved through specific examination procedures, the Company’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable. Past due status is based upon the invoice date of the original amounts outstanding. Included in selling, general and administrative (“SG&A”) expenses are recoveries in excess of provisions for estimated uncollectible accounts receivable of $4 million for the three-month Successor period ended December 31, 2010 and provisions for estimated uncollectible accounts receivable of $3 million, $5 million and $1 million for the nine-month Predecessor period ended October 1, 2010 and years ended December 31, 2009 and 2008, respectively. No reserve for doubtful accounts was recorded at December 31, 2010 due to the adoption of fresh-start accounting on October 1, 2010 (see Note 5, “Fresh-Start Accounting” for additional details). The allowance for doubtful accounts balance was $23 million at December 31, 2009.

Inventories:  Inventories are stated at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. Inventory reserves were $6 million and $43 million at as of December 31, 2010 and 2009, respectively. Inventory reserves decreased primarily as a result of the adoption of fresh-start accounting on October 1, 2010 (see Note 5, “Fresh-Start Accounting” for additional details).

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Significant Accounting Policies — (Continued)

Product Tooling:  Product tooling includes molds, dies and other tools used in production of a specific part or parts of the same basic design. It is generally required that non-reimbursable design and development costs for products to be sold under long-term supply arrangements be expensed as incurred and costs incurred for molds, dies and other tools that will be owned by the Company or its customers and used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. Contractually reimbursable design and development costs that would otherwise be expensed are recorded as an asset as incurred. Product tooling owned by the Company is capitalized as property and equipment, and amortized to cost of sales over its estimated economic life, generally not exceeding six years. The net book value of product tooling owned by the Company was $84 million and $78 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company had receivables of $26 million related to production tools in progress, which will not be owned by the Company and for which there is a contractual agreement for reimbursement from the customer.

Property and Equipment:  Property and equipment are stated at cost or fair value for impaired assets. However, as a result of the adoption of fresh-start accounting property and equipment were re-measured and adjusted to estimated fair value as of October 1, 2010 (see Note 5, “Fresh-Start Accounting”). Depreciation expense is computed principally by the straight-line method over estimated useful lives for financial reporting purposes and by accelerated methods for income tax purposes in certain jurisdictions. See Note 10, “Property and Equipment” for additional details.

Certain costs incurred in the acquisition or development of software for internal use are capitalized. Capitalized software costs are amortized using the straight-line method over estimated useful lives generally ranging from three to eight years. The net book value of capitalized software costs was approximately $15 million and $31 million at December 31, 2010 and 2009, respectively. Related amortization expense was approximately $2 million, $18 million, $27 million and $41 million for the three-month Successor period ended December 31, 2010, nine-month Predecessor period ended October 1, 2010 and years ended December 31, 2009 and 2008, respectively. Amortization expense of approximately $5 million is expected for 2011 and is expected to decrease to $4 million, $4 million and less than $1 million for 2012, 2013 and 2014, respectively.

Asset impairment charges are recorded when events and circumstances indicate that such assets may not be recoverable and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying value of the assets exceeds its fair value. The Company classifies assets and liabilities as held for sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed. The carrying value of the assets and liabilities held for sale are recorded at the lower of carrying value or fair value less cost to sell, and the recording of depreciation is ceased. For impairment purposes, fair value is determined using appraisals, management estimates or discounted cash flow calculations.

Definite-Lived Intangible Assets:  In connection with the adoption of fresh-start accounting identifiable intangible assets were recorded at their estimated fair value as of October 1, 2010 (see Note 5, “Fresh-Start Accounting”). Definite-lived intangible assets, primarily including developed technology and customer-related assets, are amortized on a straight-line basis over estimated useful lives. Definite-lived intangible assets must be assessed for impairment when events and circumstances indicate that such assets may not be recoverable and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. Under such circumstances, an impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its estimated fair value. See Note 12, “Intangible Assets” for additional details.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Significant Accounting Policies — (Continued)

Indefinite-Lived Intangible Assets:  In connection with the adoption of fresh-start accounting identifiable intangible assets were recorded at their estimated fair value as of October 1, 2010 (see Note 5, “Fresh-Start Accounting”). Indefinite-lived intangible assets, are not amortized, but are tested at least annually for impairment by reporting unit. Impairment testing is also required if an event or circumstance indicates that an impairment is more likely than not to have occurred. In testing for impairment the fair value of each reporting unit is compared to its carrying value. If the carrying value exceeds fair value an impairment loss is measured and recognized. See Note 12, “Intangible Assets” for additional details.

Debt Issuance Costs:  The costs related to the issuance or modification of long-term debt are deferred and amortized into interest expense over the life of each respective debt issue. Deferred amounts associated with debt extinguished prior to maturity are expensed.

Pensions and Other Postretirement Employee Benefits:  Pensions and other postretirement employee benefit costs and related liabilities and assets are dependent upon assumptions used in calculating such amounts. These assumptions include discount rates, expected return on plan assets, health care cost trends, compensation and other factors. In accordance with GAAP, actual results that differ from the assumptions used are accumulated and amortized into expense over future periods.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Significant Accounting Policies — (Continued)

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

The Chapter 11 Proceedings were initiated in response to sudden and severe declines in global automotive production during the latter part of 2008 and early 2009 and the adverse impact on the Company’s cash flows and liquidity. The reorganization cases are being jointly administered as Case No. 09-11786 under the caption “In re Visteon Corporation, et al”. On August 31, 2010, the Court entered the Confirmation Order confirming the Debtors’ Plan and on the Effective Date all conditions precedent to the effectiveness of the Rights Offering Sub-Plan and related documents were satisfied or waived and the Company emerged from bankruptcy.

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

•	Cancellation of any shares of Visteon common stock and any options, warrants or rights to purchase shares of Visteon common stock or other equity securities outstanding prior to the Effective Date;

•	Issuance of approximately 45,000,000 shares of Successor common stock to certain investors in a private offering (the “Rights Offering”) exempt from registration under the Securities Act for proceeds of approximately $1.25 billion;

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

•	Execution of an exit financing facility including $500 million in funded, secured debt and a $200 million asset-based, secured revolver that was undrawn at the Effective Date; and,

•	Application of proceeds from such borrowings and sales of equity along with cash on hand to make settlement distributions contemplated under the Plan, including;

−	cash settlement of the pre-petition seven-year secured term loan claims of approximately $1.5 billion, along with interest of approximately $160 million;

−	cash settlement of the U.S. asset-backed lending facility (“ABL”) and related letters of credit of approximately $128 million

−	establishment of a professional fee escrow account of $68 million; and,

−	cash settlement of other claims and fees of approximately $119 million;

•	Issuance of approximately 2,500,000 shares of Successor common stock to holders of pre-petition notes, including 7% Senior Notes due 2014, 8.25% Senior Notes due 2010, and 12.25% Senior Notes due 2016; holders of the 12.25% senior notes also received warrants to purchase up to 2,355,000 shares of reorganized Visteon common stock at an exercise price of $9.66 per share;

•	Issuance of approximately 1,000,000 shares of Successor common stock and warrants to purchase up to 1,552,774 shares of Successor common stock at an exercise price of $58.80 per share for Predecessor common stock interests;

•	Issuance of approximately 1,700,000 shares of restricted stock to management under a post-emergence share-based incentive compensation program; and,

•	Reinstatement of certain pre-petition obligations including certain OPEB liabilities and administrative, general and other unsecured claims.

Financial Statement Classification

Financial reporting applicable to a company in chapter 11 of the Bankruptcy Code generally does not change the manner in which financial statements are prepared. However, financial statements for periods including and subsequent to a chapter 11 bankruptcy filing must distinguish between transactions and events that are directly associated with the reorganization proceedings and the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization of the business have been reported separately as Reorganization items, net in the Company’s statement of operations. Additionally, pre-petition liabilities subject to compromise under a plan of reorganization have been reported separately from both pre-petition liabilities that are not subject to compromise and from liabilities arising subsequent to the Petition Date. Liabilities that were expected to be affected by a plan of reorganization were reported at amounts expected to be allowed, even if they may be settled for lesser amounts.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

Reorganization items, net included in the consolidated financial statements is comprised of the following:

	Predecessor
	Nine Months	Year Ended
	Ended October 1	December 31
	2010	2009
	(Dollars in Millions)

Gain on settlement of Liabilities subject to compromise	$(956)	$—
Professional fees and other direct costs, net	129	60
Gain on adoption of fresh-start accounting	(106)	—

	$(933)	$60

Cash payments for reorganization expenses	$111	$26

On the Effective Date and in connection with the Plan, the Company recorded a pre-tax gain of approximately $1.1 billion for reorganization related items. This gain included $956 million related to the cancellation of certain pre-petition obligations previously recorded as Liabilities subject to compromise in accordance with terms of the Plan. Additionally, on the Effective Date, the Company became a new entity for financial reporting purposes and adopted fresh-start accounting, which requires, among other things, that all assets and liabilities be recorded at fair value resulting in a gain of $106 million. For additional information regarding fresh-start accounting see Note 5, “Fresh-Start Accounting.”

Liabilities subject to compromise as of December 31, 2009 are set forth below.

December 31
2009
(Dollars in Millions)

Debt	$2,490
Employee liabilities	170
Accounts payable	115
Interest payable	31
Other accrued liabilities	13

$2,819

Substantially all of the Company’s pre-petition debt was in default, including $1.5 billion principal amount under the secured term loans due 2013; $862 million principal amount under various unsecured notes due 2010, 2014 and 2016; and $127 million of other secured and unsecured borrowings. Debt discounts of $8 million, deferred financing costs of $14 million and terminated interest rate swaps of $23 million were included in Liabilities subject to compromise as a valuation adjustment to the related pre-petition debt.

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. The Company ceased recording interest expense on outstanding pre-petition debt instruments classified as Liabilities subject to compromise from the May 28, 2009 petition date as such amounts of contractual interest were not being paid and were not determined to be probable of being an allowed claim. Adequate protection amounts pursuant to the cash collateral order of the Court, and as related to the ABL Credit Agreement have been classified as “Interest expense” on the Company’s consolidated statement of operations. Interest expense on a contractual basis would have been $159 million and $226 million for the nine-month period ended October 1, 2010 and the year ended December 31, 2009, respectively.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code — (Continued)

During the second quarter of 2010, the Company recorded $122 million of prior contractual interest expense related to the seven-year secured term loans because it became probable that the interest would become an allowed claim. Additionally, effective July 1, 2010 the Company commenced recording interest expense at the default rate set forth in the credit agreements associated with the seven-year secured term loans, which amounted to approximately $30 million through the Effective Date on amounts due and owing under the seven-year secured term loans.

NOTE 5.	Fresh-Start Accounting

The application of fresh-start accounting results in the allocation of reorganization value to the fair value of assets and is permitted only when the reorganization value of assets immediately prior to confirmation of a plan of reorganization is less than the total of all post-petition liabilities and allowed claims and the holders of voting shares immediately prior to the confirmation of the plan of reorganization receive less than 50% of the voting shares of the emerging entity. The Company adopted fresh-start accounting as of the Effective Date, which represents the date that all material conditions precedent to the Plan were resolved, because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and because its reorganization value is less than post-petition liabilities and allowed claims, as shown below:

October 1, 2010
(Dollars in Millions)

Post-petition liabilities	$2,763
Liabilities subject to compromise	3,121

Total post-petition liabilities and allowed claims	5,884
Reorganization value of assets	(5,141)

Excess post-petition liabilities and allowed claims	$743

Reorganization Value

The Company’s reorganization value includes an estimated enterprise value of approximately $2.4 billion, which represents management’s best estimate of fair value within the range of enterprise values contemplated by the Court of $2.3 billion to $2.5 billion. The range of enterprise values considered by the Court was determined using certain financial analysis methodologies including the comparable companies analysis, the precedent transactions analysis and the discounted cash flow analysis. The application of these methodologies requires certain key judgments and assumptions, including financial projections, the amount of cash available to fund operations and current market conditions.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Fresh-Start Accounting — (Continued)

The comparable companies analysis estimates the value of a company based on a comparison of such company’s financial statistics with the financial statistics of publicly-traded companies with similar characteristics. Criteria for selecting comparable companies for this analysis included, among other relevant characteristics, similar lines of business, geographic presence, business risks, growth prospects, maturity of businesses, market presence, size and scale of operations. The comparable companies analysis established benchmarks for valuation by deriving financial multiples and ratios for the comparable companies, standardized using common metrics of (i) EBITDAP (Earnings Before Interest, Taxes, Depreciation, Amortization and Pension expense) and (ii) EBITDAP minus capital expenditures. EBITDAP based metrics were utilized to ensure that the analysis allowed for valuation comparability between companies which sponsor pensions and those that do not. The calculated range of multiples for the comparable companies was used to estimate a range which was applied to the Company’s projected EBITDAP and projected EBITDAP minus capital expenditures to determine a range of enterprise values. The multiples ranged from 4.6 to 7.8 depending on the comparable company for EBITDAP and from 6.1 to 14.6 for EBITDAP minus capital expenditures. Because the multiples derived excluded pension expense, the analysis further deducted an estimated amount of pension underfunding totaling $455 million from the resulting enterprise value.

The precedent transactions analysis is based on the enterprise values of companies involved in public or private merger and acquisition transactions that have operating and financial characteristics similar to Visteon. Under this methodology, the enterprise value of such companies is determined by an analysis of the consideration paid and the debt assumed in the merger, acquisition or restructuring transaction. As in a comparable companies valuation analysis, the precedent transactions analysis establishes benchmarks for valuation by deriving financial multiples and ratios, standardized using common variables such as revenue or EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). In performing the precedent transactions analysis an EBITDAP metric was not able to be used due to the unavailability of pension expense information for the transactions analyzed. Therefore, the precedent transactions analysis relied on derived EBITDA multiples, which were then applied to the Company’s operating statistics to determine enterprise value. Different than the comparable companies analysis in that the EBITDA metric is already burdened by pension costs, the precedent transactions analysis did not need to separately deduct pension underfunding in order to calculate enterprise value. The calculated multiples used to estimate a range of enterprise values for the Company, ranged from 4.0 to 7.1 depending on the transaction.

The discounted cash flow analysis estimates the value of a business by calculating the present value of expected future cash flows to be generated by such business. This analysis discounts the expected cash flows by an estimated discount rate. This approach has three components: (i) calculating the present value of the projected unlevered after-tax free cash flows for a determined period of time, (ii) adding the present value of the terminal value of the cash flows and (iii) subtracting the present value of projected pension payments in excess of the terminal year pension expense through 2017, due to the underfunded status of such pension plans. These calculations were performed on unlevered after-tax free cash flows, using an estimated tax rate of 35%, for the period beginning July 1, 2010 through December 31, 2013 (the “Projection Period”), discounted to the assumed effective date of June 30, 2010.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Fresh-Start Accounting — (Continued)

The discounted cash flow analysis was based on financial projections as included in the Fourth Amended Disclosure Statement (the “Financial Projections”) and included assumptions for the weighted average cost of capital (the “Discount Rate”), which was used to calculate the present value of future cash flows and a perpetuity growth rate for the future cash flows, which was used to determine the enterprise value represented by the time period beyond the Projection Period. The Discount Rate was calculated using the capital asset pricing model resulting in Discount Rates ranging from 14% to 16%, which reflects a number of Company and market-specific factors. The perpetuity growth rate was calculated using the perpetuity growth rate method resulting in a perpetuity growth rate for free cash flow of 0% to 2%. Projected pension payments were discounted on a similar basis as the overall discounted cash flow Discount Rate range.

The estimated enterprise value was based upon an equally weighted average of the values resulting from the comparable companies, precedent transactions and discounted cash flow analyses, as discussed above, and was further adjusted for the estimated value of non-consolidated joint ventures and the estimated amounts of available cash (i.e. cash in excess of estimated minimum operating requirements). The value of non-consolidated joint ventures was calculated using a discounted cash flow analysis of the dividends projected to be received from these operations and also includes a terminal value based on the perpetuity growth method, where the dividend is assumed to continue into perpetuity at an assumed growth rate. This discounted cash flow analysis utilized a discount rate based on the cost of equity range of 13% to 21% and a perpetuity growth rate after 2013 of 2% to 4%. Application of this valuation methodology resulted in an estimated value of non-consolidated joint ventures of $195 million, which was incremental to the estimated enterprise value. Projected global cash balances were utilized to determine the estimated amount of available cash of $242 million, which was incremental to the estimated enterprise value. Amounts of cash expected to be used for settlements under the terms of the Plan and the estimated minimum level of cash required for ongoing operations were deducted from total projected cash to arrive at an amount of remaining or available cash. The estimated enterprise value, after adjusting for the estimated fair values of non-debt liabilities, is intended to approximate the reorganization value, or the amount a willing buyer would pay for the assets of the company immediately after restructuring. A reconciliation of the reorganization value is provided in the table below.

Components of Reorganization Value	October 1, 2010
(Dollars in Millions)

Enterprise value	$2,390
Non-debt liabilities	2,751

Reorganization value	$5,141

The value of a business is subject to uncertainties and contingencies that are difficult to predict and will fluctuate with changes in factors affecting the prospects of such a business. As a result, the estimates set forth herein are not necessarily indicative of actual outcomes, which may be significantly more or less favorable than those set forth herein. These estimates assume that the Company will continue as the owner and operator of these businesses and related assets and that such businesses and assets will be operated in accordance with the business plan, which is the basis for Financial Projections. The Financial Projections are based on projected market conditions and other estimates and assumptions including, but not limited to, general business, economic, competitive, regulatory, market and financial conditions, all of which are difficult to predict and generally beyond the Company’s control. Depending on the actual results of such factors, operations or changes in financial markets, these valuation estimates may differ significantly from that disclosed herein.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Fresh-Start Accounting — (Continued)

The Company’s reorganization value was first allocated to its tangible assets and identifiable intangible assets and the excess of reorganization value over the fair value of tangible and identifiable intangible assets was recorded as goodwill. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes were determined in conformity with applicable income tax accounting standards. Accumulated depreciation, accumulated amortization, retained deficit, common stock and accumulated other comprehensive loss attributable to the predecessor entity were eliminated.

Adjustments recorded to the predecessor entity to give effect to the Plan and to record assets and liabilities at fair value pursuant to the adoption of fresh-start accounting are summarized below (dollars in millions):

	Predecessor	Reorganization		Fair Value		Successor
	10/1/10	Adjustments(a)		Adjustments(b)		10/1/10

ASSETS
Cash and equivalents	$918	$(52	)(c)	$—		$866
Restricted cash	195	(105	)(d)	—		90
Accounts receivable, net	1,086	(4	)(e)	—		1,082
Inventories, net	395	—		4(q	)	399
Other current assets	283	(11	)(f)	(14	)(r),(aa)	258

Total current assets	2,877	(172)		(10)		2,695
Property and equipment, net	1,812	—		(240	)(s)	1,572
Equity in net assets of non-consolidated affiliates	378	5	(g)	13	(t)	396
Intangible assets, net	6	—		361	(u)	367
Goodwill	—	—		38	(v)	38
Other non-current assets	74	13	(h)	(14	)(w),(aa)	73

Total assets	$5,147	$(154)		$148		$5,141

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt, including current portion of long-term debt	$128	$5	(k)	$—		$133
Account payable	1,043	—		—		1,043
Accrued employee liabilities	196	19	(i)	3	(x)	218
Other current liabilities	326	95	(j)	(58	)(y)	363

Total current liabilities	1,693	119		(55)		1,757
Long-term debt	12	473	(k)	—		485
Employee benefits	632	154	(l)	(63	)(x)	723
Deferred income taxes	175	(5	)(m)	27	(aa)	197
Other non-current liabilities	251	(5	)(n)	(39	)(y),(aa)	207
Liabilities subject to compromise	3,121	(3,121	)(o)	—		—
Common stock — Successor	—	1	(p)	—		1
Stock warrants — Successor	—	41	(p)	—		41
Common stock — Predecessor	131	(131	)(p)	—		—
Stock warrants — Predecessor	127	(127	)(p)	—		—
Additional paid-in capital	3,407	(2,175	)(p)	(169	)(p)	1,063
Accumulated deficit	(4,684)	4,619	(p)	65	(p)	—
Accumulated other comprehensive loss	(74)	—		74	(p)	—
Treasury stock	(3)	3	(p)	—		—

Total Visteon shareholders’ equity (deficit)	(1,096)	2,231		(30)		1,105
Noncontrolling interests	359	—		308	(z)	667

Total shareholders’ equity (deficit)	(737)	2,231		278		1,772

Total liabilities and shareholders’ equity (deficit)	$5,147	$(154)		$148		$5,141

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Fresh-Start Accounting — (Continued)

Explanatory Notes

(a)	Records adjustments necessary to give effect to the Plan, including the receipt of cash proceeds associated with the Rights Offering and Exit Facility, settlement of liabilities subject to compromise, elimination of Predecessor equity and other transactions as contemplated under the Plan. These adjustments resulted in a pre-tax gain on the settlement of liabilities subject to compromise of $956 million in the nine-month Predecessor period ended October 1, 2010 (see explanatory note o., as follows). The Company recorded a $5 million income tax benefit attributable to cancellation of inter-company indebtedness with foreign affiliates pursuant to the Plan.

(b)	Records adjustments necessary to reflect assets and liabilities at fair value and to eliminate Accumulated deficit and Accumulated other comprehensive income/(loss). These adjustments resulted in a pre-tax gain of $106 million in the nine-month Predecessor period ended October 1, 2010. Adjustments to record assets and liabilities at fair value on the Effective Date are as follows (dollars in millions):

Inventory	$4
Property and equipment	(240)
Equity in net assets of non-consolidated affiliates	13
Intangible assets	361
Goodwill	38
Other assets	(14)
Employee benefits	60
Other liabilities	97
Noncontrolling interests	(308)
Elimination of Predecessor accumulated other comprehensive loss and other equity	95

Pre-tax gain on fair value adjustments	$106
Net tax expense related to fresh-start adjustments	(41)

Net income on fresh-start adjustments	$65

(c)	This adjustment reflects the net use of cash on the Effective Date and in accordance with the Plan (dollars in millions):

Rights offering proceeds	$1,250
Exit financing proceeds, net	482
Net release of restricted cash	105

Total sources	1,837
Seven year secured term loan and interest	1,660
ABL and letters of credit	128
Rights offering fees	49
Payment of administrative and professional claims	23
Debt issue fees	10
Claim settlements and other	19

Total uses	1,889

Net decrease in cash	$(52)

(d)	The decrease in restricted cash reflects the release of $173 million of cash that was restricted under various orders of the Bankruptcy Court, partially offset by the establishment of a professional fee escrow account of $68 million.

(e)	This adjustment reflects the settlement of a receivable in connection with the Release Agreement.

(f)	This adjustment relates to the Rights Offering commitment premium deposit paid in July 2010.

(g)	This adjustment records additional equity in net income of non-consolidated affiliates related to the nine-month Predecessor period ended October 1, 2010.

(h)	This adjustment records $13 million of estimated debt issuance costs capitalized in connection with the exit financing facility.

(i)	This adjustment reflects the reinstatement of OPEB and non-qualified pension obligations expected to be paid within 12 months.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Fresh-Start Accounting — (Continued)

(j)	This adjustment reflects the establishment of a liability for the payment of $122 million of allowed general unsecured and other claims in accordance with the Plan partially offset by $23 million of accrued reorganization items that were paid on the Effective Date and $4 million for amounts settled in connection with the Release Agreement.

(k)	This adjustment reflects the new $500 million secured term loan, net of $10 million original issuance discount and $12 million of fees paid to the lenders.

(l)	This adjustment represents the reinstatement of $154 million of other postretirement employee benefit (“OPEB”) and non-qualified pension obligations from Liabilities subject to compromise in accordance with the terms of the Plan.

(m)	This adjustment reflects the deferred tax impact of certain intercompany liabilities subject to compromise that were cancelled in accordance with the Plan.

(n)	This adjustment eliminates incentive compensation accruals for terminated Predecessor compensation plans.

(o)	This adjustment reflects the settlement of liabilities subject to compromise (“LSC”) in accordance with the Plan, as shown below (dollars in millions):

	LSC	Settlement per	Gain on
	September 30, 2010	Fifth Amended Plan	Settlement of LSC

Debt	$2,490	$1,717	$773
Employee liabilities	324	218	106
Interest payable	183	160	23
Other claims	124	70	54

	$3,121	$2,165	$956

Income tax benefit			5

After-tax gain on settlement of LSC			$961

(p)	The cancellation of Predecessor Visteon common stock in accordance with the Plan and elimination of corresponding shareholders’ deficit balances, are shown below (dollars in millions):

	Predecessor
	Shareholders’			Successor
	Deficit			Shareholders’
	September 30,	Reorganization	Fresh-Start	Equity
	2010	Adjustments	Adjustments	October 1, 2010

Common stock
Predecessor	$131	$(131)	$—	$—
Successor	—	1	—	1
Stock warrants
Predecessor	127	(127)	—	—
Successor	—	41	—	41
Additional paid-in capital
Predecessor	3,407	(3,407)	—	—
Successor	—	1,232	(169)	1,063
Accumulated deficit	(4,684)	4,619	65	—
Accumulated other comprehensive loss	(74)	—	74	—
Treasury stock	(3)	3	—	—

Visteon Shareholders’ (deficit) equity	$(1,096)	$2,231	$(30)	$1,105

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Fresh-Start Accounting — (Continued)

This adjustment also reflects the issuance of Successor common stock. A reconciliation of the reorganization value of assets to the Successor’s common stock is shown below (dollars in millions, except per share amounts):

Reorganization value of assets	$5,141
Less: fair value of debt	(618)
Less: fair value of noncontrolling interests	(667)
Less: fair value of liabilities (excluding debt)	(2,751)

Successor common stock and warrants	$1,105
Less: fair value of warrants	(41)

Successor common stock	$1,064

Shares outstanding at October 1, 2010	48,642,520
Per share value	$21.87

The per-share value of $21.87 was utilized to determine the value of shares issued for settlement of allowed claims.

(q)	Inventory was recorded at fair value and was estimated to exceed book value by approximately $26 million. Raw materials were valued at current replacement cost. Work-in-process was valued at estimated finished goods selling price less estimated disposal costs, completion costs and a reasonable profit allowance for selling effort. Finished goods were valued at estimated selling price less estimated disposal costs and a reasonable profit allowance for selling effort. Additionally, fresh-start accounting adjustments for supply and spare parts inventory items of $22 million were a partial offset.

(r)	The adjustment to other current assets includes a $7 million prepaid insurance balance and $2 million of other deferred fee amounts with no future benefit to the Successor. Additionally, this adjustment includes a $5 million decrease in deferred tax assets associated with fair value adjustments (see explanatory note aa for additional details related to deferred tax adjustments).

(s)	The Company estimates that the book value of property and equipment exceeds the fair value by $240 million after giving consideration to the highest and best use of the assets. Fair value estimates were based on a combination of the cost or market approach, as appropriate. Fair value under the market approach was based on recent sale transactions for similar assets, while fair value under the cost approach was based on the amount required to construct or purchase an asset of equal utility, considering physical deterioration, functional obsolescence and economic obsolescence.

(t)	Investments in non-consolidated affiliates were recorded at fair value primarily based on an income approach utilizing the dividend discount model. Significant assumptions included estimated future dividends for each applicable non-consolidated affiliate and discount rates.

(u)	Identifiable intangible assets are primarily comprised of developed technology, customer-related intangibles and trade names. Fair value estimates of intangible assets were based on income approaches utilizing projected financial information consistent with the Fourth Amended Disclosure Statement, as described below:

−	Developed technology and trade name intangible assets were valued using the relief from royalty method, which estimates the value of an intangible asset to be equal to the present value of future royalties that would be paid for the right to use the asset if it were not owned. Significant assumptions included estimated future revenues for each technology category and trade name, royalty rates, tax rates and discount rates.

−	Customer related intangible assets were valued using the multi-period excess earnings method, which estimates the value of an intangible asset to be equal to the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets. Significant assumptions included estimated future revenues for existing customers, retention rates based on historical experience, tax rates, discount rates, and contributory asset charges including employee intangibles.

(v)	Reorganization value in excess of the fair value allocated to identifiable tangible and intangible assets was recorded as goodwill. In adjusting the balance sheet accounts to fair value, the Company estimated excess reorganization value of approximately $38 million, which has been reflected as goodwill and was determined as follows (dollars in millions):

Enterprise value	$2,390
Add: Estimated fair value of non-debt liabilities	2,751

Reorganization value	5,141
Less: Estimated fair value of assets	5,103

Reorganization value in excess of fair value of assets	$38

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Fresh-Start Accounting — (Continued)

(w)	Adjustments to other non-current assets included a decrease of $10 million related to deferred tax assets associated with fair value adjustments and a decrease of $4 million related to discounting of amounts due in future periods (see explanatory note aa for additional details related to deferred tax adjustments).

(x)	The adjustments to accrued employee liabilities and employee benefits are related to the remeasurement of pension and OPEB obligations at the Effective Date, based on certain assumptions including discount rates.

(y)	The adjustments to other current and other non-current liabilities include decreases of $51 million and $31 million, respectively, to eliminate deferred revenue, which was initially recorded in connection with payments received from customers under various support and accommodation agreements. The decrease in other current liabilities also includes $5 million for discounting of future obligations, while the decrease in non-current liabilities also includes $8 million for non-income tax liabilities and $5 million for deferred tax liabilities, partially offset by $6 million related to leasehold intangibles (see explanatory note aa for additional details related to deferred tax adjustments).

(z)	Noncontrolling interests are recorded at fair value based on publicly available market values, where possible, and based on other customary valuation methodologies where publicly available market values are not possible, including comparable company and discounted cash flow models. The Company estimates that the fair value of noncontrolling interests exceeds book value by $308 million.

(aa)	Deferred tax impacts associated with fresh-start adjustments result from changes in the book values of tangible and intangible assets while the tax basis in such assets remains unchanged. The Company anticipates that a full valuation allowance will be maintained in the U.S.; accordingly this adjustment relates to the portion of fresh-start adjustments applicable to certain non-U.S. jurisdictions where the Company is subject to and pays income taxes. Additionally, the amount of non-U.S. accumulated earnings considered permanently reinvested was modified in connection with the adoption of fresh-start accounting, resulting in a decrease in deferred tax liabilities associated with foreign withholding taxes of approximately $30 million.

Deferred tax adjustments include the following (dollars in millions):

Balance Sheet Account Classification:
Other current assets	$2
Other non-current assets	10
Deferred income taxes	27

Net increase in deferred tax liabilities	39
Other balance sheet adjustments	2

Net tax expense related to fresh-start adjustments	$41

NOTE 6.	Restructuring Activities

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Restructuring Activities — (Continued)

Given the dynamic and highly competitive nature of the automotive industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including but not limited to, additional restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

Restructuring reserve balances of $43 million and $39 million at December 31, 2010 and 2009, respectively, are classified as Other current liabilities on the consolidated balance sheets. The Company anticipates that the activities associated with the restructuring reserve balance as of December 31, 2010 will be substantially completed by the end of 2011. The following is a summary of the Company’s consolidated restructuring reserves and related activity. Substantially all of the Company’s restructuring expenses are related to employee severance and termination benefit costs.

Restructuring Reserves

	Interiors	Climate	Electronics	Other/Central	Total
	(Dollars in Millions)

Predecessor — December 31, 2007	$58	$23	$7	$24	$112
Expenses	42	20	3	82	147
Exchange	(3)	—	—	—	(3)
Utilization	(48)	(40)	(6)	(98)	(192)

Predecessor — December 31, 2008	$49	$3	$4	$8	$64
Expenses	22	5	17	40	84
Utilization	(50)	(8)	(5)	(46)	(109)

Predecessor — December 31, 2009	$21	$—	$16	$2	$39
Expenses	6	1	7	6	20
Exchange	(1)	—	—	—	(1)
Utilization	(9)	(1)	(21)	(6)	(37)

Predecessor — October 1, 2010	$17	$—	$2	$2	$21
Expenses	24	2	1	1	28
Exchange	(1)	—	—	—	(1)
Utilization	(3)	—	—	(2)	(5)

Successor — December 31, 2010	$37	$2	$3	$1	$43

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Restructuring Activities — (Continued)

2010 Restructuring Actions

During the three-month Successor period ended December 31, 2010 the Company recorded restructuring expenses of $28 million, including $24 million for employee severance and termination costs at a European Interiors facility pursuant to customer sourcing actions and a related business transfer agreement. On October 1, 2010 the Company announced a voluntary workforce reduction program, which extended through October 15, 2010, pursuant to which related severance and termination benefit costs were recorded as employees executed separation agreements. The Company anticipates recovery of approximately $18 million of such costs in accordance with a customer support agreement. Utilization during the three-month Successor period ended December 31, 2010 includes $4 million in payments for severance and other employee termination benefits and $1 million in payments related to contract termination and equipment relocation costs.

During the nine-month Predecessor period ended October 1, 2010, the Company recorded $20 million of restructuring expenses, including $14 million of employee severance and termination benefits and $6 million for equipment relocation costs. Employee severance and termination benefits were attributable to the closure of a European Interiors facility, the closure of a North America Electronics facility pursuant to a customer accommodation agreement, and the realignment of corporate administrative and support functions. Equipment relocation costs were attributable to the consolidation of certain North America production facilities pursuant to a customer accommodation agreement. Utilization for the nine-month Predecessor period ended October 1, 2010 includes $26 million for payments of severance and other employee termination benefits, $9 million of payments related to contract termination and equipment relocation costs, and $2 million of special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans.

2009 Restructuring Actions

The Company recorded restructuring expenses of $84 million during the twelve months ended December 31, 2009 including amounts related to administrative cost reductions to fundamentally re-align corporate support functions with underlying operations in connection with the Company’s reorganization efforts and in response to recessionary economic conditions and related negative impact on the automotive sector and the Company’s results of operations and cash flows. During the first half of 2009, the Company recorded $34 million of employee severance and termination benefit costs related to approximately 300 salaried employees in the United States and 180 salaried employees in other countries, primarily in Europe and $4 million related to approximately 200 employees associated with the consolidation of the Company’s Electronics operations in South America.

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

2008 Restructuring Actions

During 2008 the Company recorded restructuring charges of $147 million, including $107 million under a previously announced multi-year improvement plan. Significant actions under the multi-year improvement plan include the following:

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

Utilization for the year ended December 31, 2008 includes payments for severance and other employee termination benefits of $131 million, special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans of $46 million, and payments related to contract termination and equipment relocation costs of $15 million.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Asset Impairments and Other Gains (Losses)

Nine Month Predecessor Period Ended October 1, 2010

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

Twelve Months Ended December 31, 2009

During 2009 and pursuant to Section 365 of the Bankruptcy Code, the Company rejected a lease arrangement that was subject to a previous sale-leaseback transaction for which the recognition of transaction gains was deferred due to the Company’s continuing involvement with the associated property. The Company’s continuing involvement was effectively ceased in connection with the December 24, 2009 lease termination resulting in recognition of the deferred gain of $30 million, which was partially offset by a loss of $10 million associated with the remaining net book value of leasehold improvements associated with the facility. The Company also recorded $9 million of other losses and impairments related to asset disposals in connection with various customer accommodation agreements.

Twelve Months Ended December 31, 2008

The Company concluded that significant operating losses resulting from the deterioration of market conditions and related production volumes in the fourth quarter of 2008 represented an indicator that the carrying amount of the Company’s long-lived assets may not be recoverable. Based on the results of the Company’s assessment, an impairment charge of approximately $200 million was recorded to reduce the net book value of Interiors long-lived assets considered to be “held for use” to their estimated fair value. Fair values of related assets were based on appraisals, management estimates and discounted cash flow calculations.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Inventories

Inventories consist of the following components:

	Successor	Predecessor
	December 31
	2010	2009
	(Dollars in Millions)
Raw materials	$120	$125
Work-in-process	174	159
Finished products	76	78

	370	362
Valuation reserves	(6)	(43)

	$364	$319

Effective October 1, 2010, the Company adjusted inventory to fair value in accordance with the adoption of fresh-start accounting (see Note 5, “Fresh-Start Accounting”), resulting in an increase of $26 million, which was subsequently expensed in cost of sales on the Company’s statement of operations for the three-month Successor period ended December 31, 2010.

NOTE 9.	Other Assets

Other assets were adjusted to fair value as a result of the adoption of fresh-start accounting as of October 1, 2010 (see Note 5, “Fresh-Start Accounting”). Other current assets are summarized as follows:

	Successor	Predecessor
	December 31
	2010	2009
	(Dollars in Millions)
Pledged accounts receivable	$90	$19
Recoverable taxes	80	86
Deposits	35	55
Deferred tax assets	33	32
Prepaid assets	16	30
Other	4	14

	$258	$236

Other non-current assets are summarized as follows:

	Successor	Predecessor
	December 31
	2010	2009
	(Dollars in Millions)
Deferred tax assets	$13	$17
Debt issue costs	12	—
Notes and other receivables	6	9
Assets held for sale	—	16
Other	58	42

	$89	$84

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Property and Equipment

Property and equipment, net was adjusted to fair value as a result of the adoption of fresh-start accounting as of October 1, 2010 (see Note 5, “Fresh-Start Accounting”). Property and equipment, net consists of the following:

	Successor	Predecessor
	December 31
	2010	2009
	(Dollars in Millions)
Land	$213	$82
Buildings and improvements	312	797
Machinery, equipment and other	935	2,764
Construction in progress	93	75

Total property and equipment	1,553	3,718
Accumulated depreciation	(55)	(1,860)

	1,498	1,858
Product tooling, net of amortization	84	78

Property and equipment, net	$1,582	$1,936

Property and equipment is depreciated principally using the straight-line method of depreciation over an estimated useful life. Generally, buildings and improvements are depreciated over a 40-year estimated useful life and machinery, equipment and other assets are depreciated over estimated useful lives ranging from 3 to 15 years. Product tooling is amortized using the straight-line method over the estimated life of the tool, generally not exceeding six years. Depreciation and amortization expenses are summarized as follows:

	Successor	Predecessor
	Three Months	Nine Months
	Ended	Ended
	December 31	October 1	Year Ended December 31
	2010	2010	2009	2008
		(Dollars in Millions)
Depreciation	$55	$191	$326	$380
Amortization	7	16	26	36

	$62	$207	$352	$416

In connection with the adoption of fresh-start accounting the Company adjusted the carrying value of property and equipment to its estimated fair value at October 1, 2010, which decreased deprecation expense by approximately $6 million during the three-month Successor period ended December 31, 2010. The Company recorded $53 million and $37 million of accelerated depreciation expense for the years ended December 31, 2009 and 2008, respectively, representing the shortening of estimated useful lives of certain assets (primarily machinery and equipment) in connection with the Company’s restructuring activities.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Property and Equipment — (Continued)

NOTE 11.	Non-Consolidated Affiliates

Investments in the net assets of non-consolidated affiliates were $439 million and $294 million at December 31, 2010 and 2009, respectively. The Company recorded equity in the net income of non-consolidated affiliates of $41 million in the three-month Successor period ended December 31, 2010, $105 million in the nine-month Predecessor period ended October 1, 2010 and $80 million and $41 million for the years ended December 31, 2009 and 2008, respectively. The Company’s investment in the net assets and equity in the net income of non-consolidated affiliates is reported in the consolidated financial statements as Equity in net assets of non-consolidated affiliates on the consolidated balance sheets and Equity in net income of non-consolidated affiliates on the consolidated statements of operations. Included in the Company’s retained earnings (accumulated deficit) is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $41 million and $143 million at December 31, 2010 and 2009, respectively.

The Company’s investments in the net assets of non-consolidated affiliates were adjusted to fair value as a result of the adoption of fresh-start accounting on October 1, 2010 (see Note 5, “Fresh-Start Accounting”). Fair value estimates were primarily based on an income approach utilizing the discounted dividend model. Additionally, the Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that an “other-than-temporary” decline in value has occurred, an impairment loss will be recorded, which is measured as the difference between the recorded book value and the fair value of the investment with fair value generally determined under applicable income approaches previously described.

The following table presents summarized financial data for the Company’s non-consolidated affiliates. The amounts included in the table below represent 100% of the results of operations of such non-consolidated affiliates accounted for under the equity method. Yanfeng Visteon Automotive Trim Systems Co., Ltd (“Yanfeng”), of which the Company owns a 50% interest, is considered a significant non-consolidated affiliate and is shown separately below.

Summarized balance sheet data as of December 31 is as follows:

	Yanfeng		All Others
	2010	2009	2010	2009
	(Dollars in Millions)

Current assets	$1,066	$667	$319	$306
Other assets	502	412	195	202

Total assets	$1,568	$1,079	$514	$508

Current liabilities	$884	$662	$287	$275
Other liabilities	19	11	16	30
Shareholders’ equity	665	406	211	203

Total liabilities and shareholders’ equity	$1,568	$1,079	$514	$508

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Non-Consolidated Affiliates — (Continued)

Summarized statement of operations data for the years ended December 31 is as follows:

	Net Sales			Gross Margin			Net Income
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(Dollars in Millions)

Yanfeng	$2,573	$1,452	$1,059	$398	$217	$190	$218	$118	$71
All other	893	711	805	142	109	119	71	42	14

	$3,466	$2,163	$1,864	$540	$326	$309	$289	$160	$85

Restricted net assets related to the Company’s consolidated subsidiaries were approximately $117 million and $100 million, respectively as of December 31, 2010 and 2009. Restricted net assets related to the Company’s non-consolidated affiliates were approximately $439 million and $294 million, respectively, as of December 31, 2010 and 2009. Restricted net assets of consolidated subsidiaries are attributable to the Company’s operations in China, where certain regulatory requirements and governmental restraints result in significant restrictions on the Company’s consolidated subsidiaries ability to transfer funds to the Company.

NOTE 12.	Intangible Assets

In connection with the adoption of fresh-start accounting identifiable intangible assets were recorded at their estimated fair value as of October 1, 2010 (see Note 5, “Fresh-Start Accounting”). Intangible assets at December 31, 2010 are as follows:

	Gross		Net	Weighted Average
	Carrying	Accumulated	Carrying	Useful Life
	Value	Amortization	Value	(years)
	(Dollars in Millions)

Definite-lived intangible assets
Developed technology	$214	$7	$207	8
Customer related	121	3	118	9
Other	9	1	8	5

	$344	$11	$333

Goodwill and indefinite-lived intangible assets
Goodwill			$38
Trade names			25

			$63

The Company recorded approximately $11 million of amortization expense for the three-month Successor period ended December 31, 2010. The Company currently estimates annual amortization expense to be $43 million in 2011, $42 million in 2012 and $41 million annually from 2013 through 2015. Based on the fresh-start accounting valuation for each reporting unit, the full amount of Goodwill has been allocated to the Climate reporting unit.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Intangible Assets — (Continued)

NOTE 13.	Other Liabilities

Other liabilities were adjusted to fair value as a result of the adoption of fresh-start accounting as of October 1, 2010 (see Note 5, “Fresh-Start Accounting”). Other current liabilities are summarized as follows:

	Successor	Predecessor
	December 31
	2010	2009
	(Dollars in Millions)
Claims settlements	$50	$—
Accrued reorganization items	47	22
Product warranty and recall reserves	44	40
Non-income taxes payable	41	47
Restructuring reserves	43	39
Income taxes payable	38	27
Accrued interest payable	11	3
Deferred income	6	51
Other accrued liabilities	77	73

	$357	$302

Other non-current liabilities are summarized as follows:

	Successor	Predecessor
	December 31
	2010	2009
	(Dollars in Millions)
Income tax reserves	$96	$101
Non-income taxes payable	43	62
Product warranty and recall reserves	31	39
Deferred income	20	27
Other accrued liabilities	31	28

	$221	$257

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Debt

As of December 31, 2010, the Company had $78 million and $483 million of debt outstanding classified as short-term debt and long-term debt, respectively. The Company’s short and long-term debt balances consist of the following:

		Weighted
		Average
		Interest Rate		Carrying Value
		Successor	Predecessor	Successor	Predecessor
	Maturity	2010	2009	2010	2009
				(Dollars in Millions)
Short-term debt
Current portion of long-term debt		6.1%	6.0%	$7	$65
DIP credit facility		—	9.5%	—	75
Other — short-term		3.4%	4.1%	71	85

Total short-term debt				78	225
Long-term debt
Term loan	2017	8.0%	—	472	—
Other	2012-2017	11.2%	5.0%	11	6

Total long-term debt				483	6

Total debt				$561	$231

Exit Financing

On October 1, 2010, the Company entered into a new term loan credit agreement (the “Term Loan”), by and among the Company as borrower, certain of the Company’s subsidiaries as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as lead arranger, collateral agent and administrative agent, pursuant to which the Company borrowed $500 million that is scheduled to mature October 1, 2017. The Company has elected to borrow at the London Interbank Offered Rate-based rate (“LIBOR Rate”) which is subject to a 1.75% floor, and an applicable margin of 6.25%. Upon certain events of default, all outstanding loans and the amount of all other obligations owing under the Term Loan will automatically start to bear interest at a rate per annum equal to 2.0% plus the rate otherwise applicable to such loans or other obligations, for so long as such event of default continues. The Term Loan was issued at a 2% discount, with an additional $16 million of debt issue costs incurred; the discount and costs are being amortized using an effective yield of 9.3% over the life of the Term Loan. The Term Loans shall be repaid in consecutive quarterly installments in an amount equal to the aggregate principal amount of Term Loan multiplied by 0.25%.

During the fourth quarter of 2010, the Company entered into interest rate swaps with a notional amount of $250 million that effectively convert designated cash flows associated with underlying interest payments on the Term Loan from a variable interest rate to a fixed interest rate. See Note 21 “Financial Instruments” for additional information regarding the Company’s interest rate swaps.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Debt — (Continued)

On October 1, 2010, the Company entered into a new revolving loan credit agreement (the “Revolver”), by and among the Company and certain of the Company’s subsidiaries, as borrowers, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, co-collateral agent, co-syndication agent and Bank of America, N.A., as co-collateral agent, and Barclays Capital, as co-syndication agent, which provides for a $200 million asset-based revolving credit facility that is scheduled to mature on October 1, 2015. Up to $75 million of the Revolver is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolver. Up to $20 million of the Revolver is available for swing line advances, and any advances will reduce the amount available for loans under the Revolver. Advances under the Revolver are limited by a borrowing base as determined in the agreement.

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

As of December 31, 2010, the amount available for borrowing was $150 million, with no borrowings or letter of credit obligations outstanding under the Revolver. In addition, approximately $9 million in debt issuance costs were incurred during the nine-month period ended October 1, 2010 and will be amortized pro-rata over the life of the Revolver.

Letter of Credit Agreement

On November 16, 2009, the Company entered into a $40 million Letter of Credit (“LOC”) Reimbursement and Security Agreement (the “LOC Agreement”), with certain subsidiaries of the Company and US Bank National Association as a means of providing financial assurances to a variety of service providers that support daily operations. The agreement has been extended to September 30, 2011 at a reduced facility size of $15 million with continued requirements to maintain a collateral account equal to 103% of the aggregated stated amount of the LOCs with reimbursement of any draws. As of December 31, 2010 and 2009, the Company had $15 million and $13 million, respectively, of outstanding letters of credit issued under this facility and secured by restricted cash.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Debt — (Continued)

Other Debt

As of December 31, 2010, the Company had affiliate debt outstanding of $84 million, with $73 million and $11 million classified in short-term and long-term debt, respectively. These balances are primarily related to the Company’s non-U.S. operations and are payable in non-U.S. currencies including, but not limited to the Euro, Chinese Yuan, and Korean Won. Remaining availability on outstanding affiliate working capital credit facilities is approximately $340 million. As of December 31, 2009, the Company had affiliate and capital lease debt outstanding of $156 million, with $150 million and $6 million in short-term and long-term debt outstanding, respectively.

The Company also participates in an arrangement, through a subsidiary in France, to sell accounts receivable on an uncommitted basis. The amount of financing available is contingent upon the amount of receivables less certain reserves. The Company pays a 30 basis point servicing fee on all receivables sold, as well as a financing fee of 3-month Euribor plus 75 basis points on the advanced portion. At December 31, 2010 there were no outstanding borrowings under the facility with $90 million of receivables pledged as security, which are recorded as Other current assets on the consolidated balance sheet. At December 31, 2009, there were $9 million outstanding borrowings under the facility classified as short-term debt with $19 million of receivables pledged as security.

The DIP Credit Agreement, a $150 million Senior Secured Super Priority Priming Debtor in Possession Credit and Guaranty Agreement between certain subsidiaries of the Company, a syndicate of lenders and Wilmington Trust FSB, as administrative agent, matured on August 18, 2010, at which time the Company repaid the full $75 million outstanding balance.

Maturities

Debt obligations, at December 31, 2010, included maturities as follows: 2011 — $78 million; 2012 — $7 million; 2013 — $7 million; 2014 — $7 million; 2015 — $7 million; thereafter — $455 million

Fair Value

The fair value of debt was approximately $566 million at December 31, 2010 and fair value of debt not subject to compromise at December 31, 2009 was $230 million. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

NOTE 15.	Employee Retirement Benefits

Employee Retirement Plans

In the U.S., the Company’s salaried employees earn noncontributory pay related benefits, while the Company’s former hourly employees represented by certain collective bargaining groups earn noncontributory benefits based on employee service. Certain of the Company’s non-U.S. subsidiaries sponsor separate plans that provide similar types of benefits to their employees. The Company’s defined benefit plans are partially funded with the exception of certain supplemental benefit plans for executives and certain non-U.S. plans, primarily in Germany, which are unfunded.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Employee Retirement Benefits — (Continued)

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. Matching contributions were suspended for the U.S. defined contribution plan effective December 1, 2008. The expense related to matching contributions was approximately $1 million for the three-month Successor period ended December 31, 2010, $3 million for the nine-month Predecessor period ended October 1, 2010, $4 million in 2009 and $8 million in 2008.

Postretirement Employee Health Care and Life Insurance Benefits

In the U.S., the Company has a financial obligation for the cost of providing other postretirement health care and life insurance benefits (“OPEB”) to its employees under Company-sponsored plans. These plans generally pay for the cost of health care and life insurance for retirees and dependents, less retiree contributions and co-pays. In connection with the Chapter 11 Proceedings, the Company reclassified approximately $300 million of liabilities associated with its U.S. OPEB plans to Liabilities subject to compromise.

In December of 2009, the Court granted the Debtors’ motion in part authorizing the termination or amendment of benefits under certain Company OPEB plans, including health care and life insurance benefits. In connection with this ruling, the Company eliminated certain of these benefits, including Company-paid medical, prescription drug, dental and life insurance coverage, effective April 1, 2010, for current and future U.S. retirees, their spouses, surviving spouses, domestic partners and dependents, with the exception of participants covered by the current collective bargaining agreement (“CBA”) at the North Penn facility. This change resulted in curtailment gains of $153 million and a reduction in other postretirement employee benefit liabilities and an increase in other comprehensive income of approximately $273 million establishing a new prior service cost base during the fourth quarter of 2009.

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

Reductions associated with terminated other postretirement employee benefits discussed above, in addition to reductions for prior plan amendments and actuarial gains and losses, were amortized as a net decrease to future postretirement employee benefit expense over the remaining period of expected benefit. This amortization resulted in a decrease to postretirement employee benefit expense and other comprehensive income of approximately $312 million during the nine-month Predecessor period ended October 1, 2010.

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

On July 13, 2010, the Circuit Court reversed the order of the District Court and the Court permitting the Company to terminate other postretirement employee benefits without complying with the requirements of Bankruptcy Code Section 1114 and directed the District Court to, among other things, direct the Court to order the Company to take whatever action is necessary to immediately restore all terminated or modified benefits to their pre-termination/modification levels. The Circuit Court also ordered the District Court to direct the Court to consider arguments from the parties as to whether the Company should be required to reimburse retirees for any costs incurred due to the termination of their benefits between May 1, 2010 and the date the other postretirement employee benefits are restored. On July 27, 2010, the Company filed a Petition for Rehearing or Rehearing En Banc requesting that the Circuit Court grant a rehearing to review the panel’s decision which was subsequently denied.

During the second quarter of 2010, the Company recorded an increase in other postretirement employee benefit expense of $150 million for the reinstatement of these benefits for certain former employees of the Company’s Connersville and Bedford facilities. On August 17, 2010 the Court issued an order requiring the Company to retroactively restore terminated or modified benefits from April 1, 2010 forward for all plan participants except those subject to the North Penn CBA. Accordingly, during the third quarter of 2010 the Company recorded $155 million for the reinstatement of such benefits.

On September 16, 2010, the Court issued an order approving the Memorandum of Agreement between the IUE-CWA and the Company pursuant to which the parties agreed that $12 million would be paid in full settlement of the OPEB obligations for the former Connersville and Bedford employees under Section 1114 of the Bankruptcy Code. The Company recorded a reduction in related OPEB liabilities of approximately $140 million and an increase to other comprehensive income of which $18 million was recognized in net income during the third quarter of 2010. On October 1, 2010 the first $6 million installment under this agreement was paid by the Company with the remaining amount paid on January 3, 2011.

In October 2010, the Company notified participants of the remaining U.S. OPEB plans that Company-paid medical, prescription drug, dental and life insurance coverage would be eliminated effective November 1, 2010 for current and future U.S. retirees, their spouses, surviving spouses, domestic partners and dependents. During the fourth quarter of 2010, the Company eliminated related OPEB liabilities of $146 million, recording benefits of $133 million in cost of sales and $13 million in selling, general and administrative expense on the consolidated statement of operations for the three-month Successor period ended December 31, 2010. Eligible retirees who retired prior to November 1, 2010 were provided the opportunity to elect retiree Lifetime COBRA. Upon retirement, future eligible retirees, their spouses, same-sex domestic partners and eligible children have access to medical, prescription drug and dental coverage by paying the full group rate for such coverage.

The Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act

In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the “Acts”) were signed into law. The Acts contain provisions which could impact the Company’s accounting for retiree medical benefits. Accordingly, the Company completed an assessment of the Acts in connection with the reinstatement of other postretirement employee benefits for certain former employees of the Company’s Connersville and Bedford facilities in the second quarter of 2010 and all other reinstated plans in the third quarter of 2010 and increased the related benefit liabilities by approximately $6 million, based upon the Company’s current interpretation of the Acts. These amounts are included in the reinstatement charges discussed above and may be revised upon issuance of final regulations.

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

Ford Sponsored Retirement Benefits

Prior to emergence from bankruptcy, Ford charged Visteon for OPEB provided by Ford to certain Company salaried employees who retired after May 24, 2005. The Company funded the actual costs of these benefits as incurred by Ford for the salaried retirees until it entered bankruptcy. OPEB payables to Ford relating to participation by certain salaried employees were reclassified to Liabilities subject to compromise in connection with the Chapter 11 Proceedings. The OPEB payable balance was reduced by $9 million during the third quarter of 2010 in connection with the August 17, 2010 Court approval of the ACH Termination Agreement. Additionally, on the Effective Date and pursuant to the Release Agreement, Ford released Visteon from the remaining OPEB and pension payables approximating $100 million and withdrew their claim for recovery of such amounts.

Benefit Expenses and Obligations

For the three-month Successor period ended December 31, 2010, the Company’s expense for retirement benefits is as follows:

	Three Months Ended December 31, 2010
	Retirement Plans		Health Care and Life
	U.S Plans	Non-U.S Plans	Insurance Benefits
	(Dollars in Millions)

Costs Recognized in Income
Service cost	$2	$2	$—
Interest cost	18	6	—
Expected return on plan assets	(19)	(5)	—
Plan termination income	—	—	(146)

Employee retirement benefit expenses	$1	$3	$(146)

Weighted Average Assumptions Used for Expenses
Discount rate for expense	5.30%	5.40%	4.65%
Rate of increase in compensation	3.50%	3.40%	N/A
Assumed long-term rate of return on assets	7.70%	5.60%	N/A
Initial health care cost trend rate	N/A	N/A	8.00%
Ultimate health care cost trend rate	N/A	N/A	5.10%
Year ultimate trend rate reached	N/A	N/A	2015

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Employee Retirement Benefits — (Continued)

The Company’s obligation for retirement benefits is as follows:

	Three Months Ended December 31, 2010
	Retirement Plans		Health Care and Life
	U.S Plans	Non-U.S Plans	Insurance Benefits
	(Dollars in Millions)

Change in Benefit Obligation
Benefit obligation — beginning	$1,407	$486	$171
Service cost	2	2	—
Interest cost	18	6	—
Amendments/other	—	—	(145)
Actuarial gain	(44)	(39)	(1)
Foreign exchange translation	—	(6)	—
Benefits paid	(23)	(4)	(8)

Benefit obligation — ending	$1,360	$445	$17

Change in Plan Assets
Plan assets — beginning	$1,035	$330	$—
Actual return on plan assets	(14)	8	—
Sponsor contributions	—	6	8
Foreign exchange translation	—	(3)	—
Benefits paid/other	(25)	(4)	(8)

Plan assets — ending	$996	$337	$—

Funded status at December 31, 2010	$(364)	$(108)	$(17)

Balance Sheet Classification
Other non-current assets	$—	$6	$—
Accrued employee liabilities	(2)	(3)	(3)
Employee benefits	(362)	(111)	(8)
Other current liabilities	—	—	(6)
Accumulated other comprehensive income
Actuarial gain	(9)	(42)	—

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Employee Retirement Benefits — (Continued)

For the nine-month Predecessor period ended October 1, 2010 and the years ended December 31, 2009 and 2008, the Company’s expense for retirement benefits is as follows:

	Retirement Plans						Health Care and Life
	U.S Plans			Non-U.S Plans			Insurance Benefits
	Nine			Nine			Nine
	Months			Months			Months
	Ended	Year Ended		Ended	Year Ended		Ended	Year Ended
	October 1	December 31		October 1	December 31		October 1	December 31
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(Dollars in Millions)

Costs Recognized in Income
Service cost	$7	$13	$21	$4	$7	$19	$—	$1	$3
Interest cost	56	74	73	19	31	70	3	18	31
Expected return on plan assets	(55)	(79)	(83)	(14)	(26)	(57)	—	—	—
Reinstatement of benefits	—	—	—	—	—	—	306	—	—
Amortization of:
Plan amendments	(2)	(2)	(1)	1	2	5	(374)	(75)	(30)
Losses and other	2	1	—	—	—	2	43	18	10
Special termination benefits	1	6	6	—	—	—	—	—	—
Curtailments	(14)	(2)	(1)	—	5	2	—	(161)	(79)
Settlements	—	—	—	—	—	20	(1)	—	—

Visteon sponsored plan net pension/postretirement benefit expense	(5)	11	15	10	19	61	(23)	(199)	(65)
Expense for certain salaried employees whose pensions are partially covered by Ford	1	10	—	—	—	—	(15)	(8)	(7)

Employee retirement benefit expenses excluding restructuring related expenses	$(4)	$21	$15	$10	$19	$61	$(38)	$(207)	$(72)

Retirement benefit related restructuring expenses
Special termination benefits	$2	$12	$16	$—	$9	$27	$—	$—	$1
Other	—	7	2	—	—	—	—	—	—

Total employee retirement benefit related restructuring expenses	$2	$19	$18	$—	$9	$27	$—	$—	$1

Fresh-start accounting adjustments	$(138)	$—	$—	$(107)	$—	$—	$128	$—	—
Weighted Average Assumptions Used for Expenses
Discount rate	5.90%	6.35%	6.30%	6.10%	6.05%	5.70%	5.65%	6.05%	6.30%
Rate of compensation increase	3.50%	3.25%	3.75%	3.50%	3.15%	3.30%	N/A	N/A	N/A
Assumed long-term rate of return on assets	7.70%	8.10%	8.25%	6.00%	6.70%	6.80%	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	9.00%	8.33%	9.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate health care cost trend rate reached	N/A	N/A	N/A	N/A	N/A	N/A	2017	2014	2013

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Employee Retirement Benefits — (Continued)

Curtailments and Settlements

Curtailment and settlement gains and losses are classified in the Company’s consolidated statements of operations as Cost of sales or Selling, general and administrative expenses, as appropriate. Qualifying curtailment and settlement losses related to the Company’s restructuring activities were reimbursable under the terms of the Amended Escrow Agreement. During the nine-month Predecessor period ended October 1, 2010 the Company recorded curtailment gains of $14 million in connection with the termination of the salaried employees formerly leased to ACH and other on-going U.S. headcount reductions.

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

Retirement Benefit Related Restructuring Expenses

In addition to normal employee retirement benefit expenses, the Company recorded $2 million for the nine-month Predecessor period ending October 1, 2010, $28 million and $46 million for the years ended December 31, 2009 and 2008, respectively, for retirement benefit related restructuring charges. Such charges generally relate to special termination benefits, voluntary termination incentives and pension losses and are the result of various restructuring actions as described in Note 6 “Restructuring Activities.” Retirement benefit related restructuring charges are initially classified as restructuring expenses and are subsequently reclassified to retirement benefit expenses.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Employee Retirement Benefits — (Continued)

The Company’s obligation for retirement benefits is as follows:

	Retirement Plans				Health Care and Life
	U.S Plans		Non-U.S Plans		Insurance Benefits
	Nine		Nine		Nine
	Months	Year	Months	Year	Months	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	October 1	December 31	October 1	December 31	October 1	December 31
	2010	2009	2010	2009	2010	2009
	(Dollars in Millions)

Change in Benefit Obligation
Benefit obligation — beginning	$1,301	$1,234	$435	$894	$66	$325
Service cost	7	13	4	7	—	1
Interest cost	56	74	19	31	3	18
Participant contributions	—	—	—	1	—	1
Reinstatement of liability	—	—	—	—	305	—
Amendments/other	(21)	—	1	—	(187)	(273)
Actuarial loss/(gain)	136	36	49	(57)	(4)	21
Special termination benefits	3	18	—	9	—	—
Curtailments, net	(22)	(2)	(1)	(2)	—	—
Settlements	(2)	—	—	(3)	—	—
Foreign exchange translation	—	—	(10)	22	—	1
Divestitures	—	—	—	(443)	—	—
Benefits paid	(51)	(72)	(11)	(24)	(12)	(28)

Benefit obligation — ending	$1,407	$1,301	$486	$435	$171	$66

Change in Plan Assets
Plan assets — beginning	$913	$908	$315	$652	$—	$—
Actual return on plan assets	174	62	23	(4)	—	—
Sponsor contributions	1	19	11	26	12	27
Participant contributions	—	—	—	1	—	1
Foreign exchange translation	—	—	(8)	18	—	—
Settlements	—	—	—	(3)	—	—
Divestitures	—	—	—	(351)	—	—
Benefits paid/other	(53)	(76)	(11)	(24)	(12)	(28)

Plan assets — ending	$1,035	$913	$330	$315	$—	$—

Funded status at end of period	$(372)	$(388)	$(156)	$(120)	$(171)	$(66)

Balance Sheet Classification
Other non-current assets	$—	$1	$5	$6	$—	$—
Accrued employee liabilities	(2)	—	(3)	(3)	(31)	(17)
Employee benefits	(370)	(358)	(158)	(123)	(140)	(49)
Liabilities subject to compromise (non-qualified plans)	—	(31)	—	—	—	—
Accumulated other comprehensive income/(loss):
Actuarial loss	—	173	—	28	—	42
Prior service (credit)/cost	—	(22)	—	8	—	(311)
Deferred taxes	—	(1)	—	30	—	—

	$—	$150	$—	$66	$—	$(269)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Employee Retirement Benefits — (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $1.74 billion, $1.82 billion and $1.65 billion at the December 31, 2010, October 1, 2010 and December 31, 2009 measurement dates. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for employee retirement plans with accumulated benefit obligations in excess of plan assets were $1.61 billion, $1.56 billion and $1.14 billion, respectively, at December 31, 2010; $1.88 billion, $1.81 billion, and $1.35 billion, respectively, at October 1, 2010 and $1.54 billion, $1.47 billion and $1.03 billion, respectively, at December 31, 2009.

Assumptions used by the Company in determining its benefit obligations as of December 31, 2010, October 1, 2010 and December 31, 2009 are summarized in the following table.

							Health Care
	Retirement Plans						and Life Insurance
	U.S. Plans			Non-U.S. Plans			Benefits
	Successor	Predecessor		Successor	Predecessor		Successor	Predecessor
	2010	2010	2009	2010	2010	2009	2010	2010	2009
Weighted Average Assumptions
Discount rate	5.55%	5.30%	5.95%	5.95%	5.40%	6.10%	5.00%	4.65%	5.70%
Expected rate of return on assets	7.50%	7.70%	7.70%	5.40%	5.55%	6.00%	N/A	N/A	N/A
Rate of increase in compensation	3.50%	3.50%	3.50%	3.55%	3.45%	3.50%	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	8.50%	8.00%	8.30%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.10%	5.25%
Year ultimate health care cost trend rate reached	N/A	N/A	N/A	N/A	N/A	N/A	2017	2015	2015

Accumulated Other Comprehensive Income

Components of the net change in Accumulated other comprehensive income/(loss) related to the Company’s retirement, health care and life insurance benefit plans on the Company’s consolidated statements of shareholders’ equity (deficit) for the three months ended December 31, 2010, nine months ended October 1, 2010 and the year ended December 31, 2009 are as follows:

							Health Care
	Retirement Plans						and Life Insurance
	U.S. Plans			Non-U.S. Plans			Benefits
	Successor	Predecessor		Successor	Predecessor		Successor	Predecessor
	2010	2010	2009	2010	2010	2009	2010	2010	2009
		(Dollars in Millions)						(Dollars in Millions)
Actuarial (gain)/loss	$(9)	$(5)	$55	$(42)	$41	$(26)	$(1)	$(4)	$21
Prior service (credit)/cost	—	(21)	—	—	1	—	(150)	(187)	(273)
Fresh-start adjustments	—	(138)	—	—	(107)	—	—	128	—
Reclassification to net income/(loss)	—	14	2	—	(1)	(89)	151	332	218

	$(9)	$(150)	$57	$(42)	$(66)	$(115)	$—	$269	$(34)

Due to the adoption of fresh-start accounting effective October 1, 2010, there are no amounts included in “Accumulated other comprehensive income” as of December 31, 2010 that are expected to be realized in 2011.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Employee Retirement Benefits — (Continued)

Contributions

During January 2009, the Company reached an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) pursuant to U.S. federal pension law provisions that permit the PBGC to seek protection when a plant closing results in termination of employment for more than 20 percent of employees covered by a pension plan (the “PBGC Agreement”). In connection with the multi-year improvement plan the Company closed its Connersville, Indiana and Bedford, Indiana facilities, which resulted in the separation of all active participants in the respective pension plan. Under the PBGC Agreement, the Company agreed to accelerate payment of a $10.5 million cash contribution, provide a $15 million letter of credit and provide for a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million. During September 2009, the Company did not make the required contribution to the plan, which triggered a letter of credit draw event under the PBGC Agreement and resulted in the PBGC drawing the full $15 million.

The Company expects to make contributions to its U.S. retirement plans and OPEB plans of $48 million and $9 million, respectively, during 2011. Contributions to non-U.S. retirement plans are expected to be $16 million during 2011. The Company’s expected 2011 contributions may be revised.

Pursuant to certain agreements initially completed in connection with the ACH Transactions, the Company was reimbursed by Ford for $22 million of the $54 million contribution required in connection with the October 2008 settlement of UK pension obligations for employees that transferred from Visteon to Ford during the years 2005 through 2007.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Company plans:

	Pension Benefits		Retirement Health
	U.S.	Non-U.S.	and Life Payments
	(Dollars in Millions)

2011	$75	$12	$9
2012	70	13	—
2013	70	14	—
2014	70	17	—
2015	69	16	—
Years 2016 — 2020	354	100	1

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

The primary objective of the pension funds is to pay the plans’ benefit and expense obligations when due. Given the relatively long time horizon of these obligations and their sensitivity to interest rates, the investment strategy is intended to improve the funded status of its U.S. and non-U.S. plans over time while maintaining a prudent level of risk. Risk is managed primarily by diversifying each plan’s target asset allocation across equity, fixed income securities and alternative investment strategies, and then maintaining the allocation within a specified range of its target. In addition, diversification across various investment subcategories within each plan is also maintained within specified ranges. The Company’s retirement plan asset allocation at December 31, 2010 and 2009 and target allocation for 2011 are as follows:

	Target Allocation		Percentage of Plan Assets
	U.S.	Non-U.S.	U.S.		Non-U.S.
	Successor		Successor	Predecessor	Successor	Predecessor
	2011	2011	2010	2009	2010	2009

Equity securities	40%	18%	41%	40%	14%	11%
Fixed income	30	71	24	27	78	78
Alternative strategies	30	4	33	33	5	5
Cash	—	7	2	—	3	6

	100%	100%	100%	100%	100%	100%

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

Fair Value Measurements

Retirement plan assets are valued at fair value using various inputs and valuation techniques. A description of the inputs and valuation techniques used to measure the fair value for each class of plan assets is included in Note 20 “Fair Value Measurements.”

NOTE 16.	Stock-Based Compensation

Successor Stock-Based Compensation Plans

The Visteon Corporation 2010 Incentive Plan (the “2010 Incentive Plan”), was adopted on the Effective Date and provides for the grant of up to 5.6 million shares of Successor common stock as incentive and nonqualified stock options, stock appreciation rights (“SARs”), performance stock rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock and various other rights based on common stock. Additionally, the Company adopted the Visteon Corporation Non-Employee Director Stock Unit Plan, which provides for the automatic annual grant of RSUs to non-employee directors. RSUs awarded under the Non-Employee Director Stock Unit Plan vest immediately but are not paid out until after the participant terminates service as a non-employee director of the Company.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Stock-Based Compensation — (Continued)

During the fourth quarter of 2010, the Company granted 1,246,000 shares of restricted Successor common stock and 421,000 restricted stock units to management under the 2010 Incentive Plan at a grant date fair value of $57.93 per share. The grant date fair value was estimated based on the weighted average trading prices of the Company’s common stock for the five business days immediately following the Effective Date. One-sixth of this grant vested on October 22, 2010. The remaining vesting schedule includes one-sixth on October 1, 2011, one-third on October 1, 2012 and one-third on October 1, 2013. During the three-month Successor period ended December 31, 2010, the Company recorded compensation expense associated with this grant of $29 million.

Unrecognized compensation expense at December 31, 2010 was $52 million for non-vested RSAs based on estimated grant date fair value. Restrictions on the shares of the Company’s common stock comprising RSAs lapse upon scheduled vesting dates. Unrecognized compensation expense at December 31, 2010 was $19 million for non-vested RSUs based on the period-ending market price of the Company’s common stock. RSUs are generally settled in cash upon scheduled vesting dates and are recorded as a liability representing only the vested portion of the obligation, with approximately $1 million and $4 million recorded under the captions Accrued employee liabilities and Other non-current liabilities at December 31, 2010. Unrecognized compensation expense for RSUs and RSAs will be recognized on a weighted average basis over the remaining vesting period or approximately three years.

A summary of activity, including award grants, vesting and forfeitures is provided below.

			Weighted Average
			Grant Date Fair
	RSAs	RSUs	Value
	(In thousands)

Non-vested at October 1, 2010	—	—	$—
Granted	1,246	421	$57.93
Vested	(211)	(64)	$57.93
Forfeited	—	—	$—

Non-vested at December 31, 2010	1,035	357	$57.93

Predecessor Stock-Based Compensation

Pursuant to the Plan, any shares of Predecessor common stock and any options, warrants or rights to purchase shares of Predecessor common stock or other equity securities outstanding prior to the Effective Date were cancelled. Prior to cancellation, the Company recorded stock-based compensation expense for Predecessor stock-based compensation plans of $1 million during the nine-month Predecessor period ended October 1, 2010. For the years ended December 31, 2009 and 2008, the Company recorded expense of $1 million and a benefit of $12 million. Various stock-based compensation awards were granted under Predecessor plans, including stock options, SARs, RSAs and RSUs.

A summary of activity, including award grants, exercises and forfeitures is provided below for stock options and SARs.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Stock-Based Compensation — (Continued)

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Stock Options	Price	SARs	Price
	(In thousands)		(In thousands)

Outstanding at December 31, 2007	12,928	$10.80	9,965	$7.19
Granted	100	$3.63	4,266	$3.64
Exercised	—	$—	—	$—
Forfeited or expired	(1,029)	$11.83	(1,334)	$6.65

Outstanding at December 31, 2008	11,999	$10.70	12,897	$6.07
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited or expired	(1,493)	$10.64	(2,355)	$8.27

Outstanding at December 31, 2009	10,506	$10.70	10,542	$5.60
Forfeited, expired or cancelled	(10,506)	$10.70	(10,542)	$5.60

Outstanding at October 1, 2010	—	$—	—	$—

A summary of activity, including award grants, vesting and forfeitures is provided below for RSAs and RSUs.

			Weighted Average
			Grant Date Fair
	RSAs	RSUs	Value
	(In thousands)

Non-vested at December 31, 2007	92	4,573	$6.42
Granted	1,305	3,326	$3.60
Vested	(35)	(3,335)	$5.61
Forfeited	(182)	(418)	$5.18

Non-vested at December 31, 2008	1,180	4,146	$4.60
Granted	—	—	$—
Vested	(42)	(1,678)	$6.08
Forfeited	(204)	(357)	$4.49

Non-vested at December 31, 2009	934	2,111	$3.80

Vested	(15)	(5)	$7.05
Forfeited or cancelled	(919)	(2,106)	$3.39

Non-vested at October 1, 2010	—	—	$—

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Income Taxes

Emergence from Chapter 11 Proceedings

Pursuant to the Plan, certain elements of the Company’s pre-petition indebtedness were extinguished. Absent an exception, the discharge of a debt obligation in a bankruptcy proceeding for an amount less than its adjusted issue price (as defined for tax purposes) creates cancellation of indebtedness income (“CODI”) that is excludable from taxable income for U.S. tax purposes. However, certain income tax attributes are reduced by the amount of CODI in prescribed order as follows: (a) net operating losses (“NOL”) for the year of discharge and NOL carryforwards; (b) most credit carryforwards, including the general business credit and the minimum tax credit; (c) net capital losses for the year of discharge and capital loss carryforwards; (d) the tax basis of the debtor’s assets.

Internal Revenue Code (“IRC”) Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. Generally, under a special rule applicable to ownership changes occurring in connection with a Chapter 11 plan of reorganization, the annual limitation amount is equal to the value of the company as of the date of emergence multiplied by a long-term tax exempt federal rate. The Company expects to have excludable CODI that will reduce its tax attributes by approximately $100 million and expects an annual limitation under IRC Sections 382 and 383 as a result of an ownership change of approximately $115 million. As a result, the Company’s future U.S. taxable income may not be fully offset by its pre-emergence net operating losses and other tax attributes if such income exceeds the annual limitation, and the Company may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of IRC Sections 382 and 383 could further diminish the Company’s use of net operating losses and other tax attributes.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Income Taxes — (Continued)

Income tax provision

Income (loss) before income taxes excluding equity in net income of non-consolidated affiliates and the components of the provision for income taxes are shown below:

	Successor	Predecessor
	Three Months	Nine Months
	Ended	Ended	Year Ended
	December 31	October 1	December 31
	2010	2010	2009	2008
	(Dollars in Millions)
U.S.	$21	$425	$(1,250)	$(440)
Non-U.S.	62	597	1,434	(132)

Total income (loss) before income taxes	$83	$1,022	$184	$(572)

Current tax provision
U.S. federal	$1	$5	$4	$(4)
Non-U.S.	28	80	90	96
U.S. state and local	(1)	3	1	1

Total current	28	88	95	93
Deferred tax provision (benefit)
U.S. federal	(1)	2	5	—
Non-U.S.	(8)	42	(16)	22
U.S. state and local	—	(1)	(4)	1

Total deferred	(9)	43	(15)	23

Total provision for income taxes	$19	$131	$80	$116

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Income Taxes — (Continued)

A summary of the differences between the provision for income taxes calculated at the U.S. statutory tax rate of 35% and the consolidated provision for income taxes is shown below:

	Successor	Predecessor
	Three Months	Nine Months
	Ended	Ended	Year Ended
	December 31	October 1	December 31
	2010	2010	2009	2008
	(Dollars in Millions)
Income (loss) before income taxes, excluding equity in net income of non-consolidated affiliates, multiplied by the U.S. statutory rate of 35%	$29	$358	$64	$(200)
Effect of:
Impact of foreign operations, including withholding taxes	(4)	(4)	(3)	(5)
State and local income taxes	(1)	1	(22)	(14)
Tax reserve adjustments	1	(1)	(52)	12
Impact of U.K. Administration	—	—	(444)	—
Change in valuation allowance	(6)	(753)	521	316
Fresh-start accounting adjustments and reorganization items, net	—	553	22	—
Impact of tax law change	—	—	10	—
Liquidation of consolidated foreign affiliate	—	—	(17)	—
Other	—	(23)	1	7

Provision for income taxes	$19	$131	$80	$116

The Company’s provision for income tax was $19 million for the three-month Successor period ended December 31, 2010 and was $131 million for the nine-month Predecessor period ended October 1, 2010. Income tax provisions for both the Successor and the Predecessor periods during 2010 reflect income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits, the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions, and other non-recurring tax items. The 2010 Predecessor period also includes $37 million of net deferred tax expense associated with the adoption of fresh-start accounting (See Note 5, “Fresh-Start Accounting”). Included in the fresh-start accounting adjustments and reorganization items are net deferred tax adjustments primarily related to the derecognition of U.S. tax loss and credit carryforwards as a result of the annual limitation imposed under IRC Sections 382 and 383, a legal entity restructuring approved as part of the Plan of Reorganization which utilized U.S. tax loss and credit carryforwards pre-emergence and other matters, all of which impact both the underlying deferred taxes and the related valuation allowances.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Income Taxes — (Continued)

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

Deferred income taxes and related valuation allowances

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating loss, tax credit and other carryforwards. The Company recorded a deferred tax liability, net of valuation allowances, for U.S. and non-U.S. income taxes and non-U.S. withholding taxes of approximately $61 million as of December 31, 2010, on the undistributed earnings of certain consolidated and unconsolidated foreign affiliates as such earnings are intended to be repatriated in the foreseeable future. The Company has not provided for deferred income taxes or foreign withholding taxes on the remainder of undistributed earnings from certain consolidated foreign affiliates because such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax liability on such earnings as the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.

Deferred tax assets are required to be reduced by a valuation allowance if, based on all available evidence, both positive and negative, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Significant management judgment is required in determining the Company’s valuation allowance. In making this assessment, management considers evidence including, historical and projected financial performance, as well as the nature, frequency and severity of recent losses along with any other pertinent information.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Income Taxes — (Continued)

In determining the need for a valuation allowance, the Company also evaluates existing valuation allowances. Based upon this assessment, it is reasonably possible that the existing valuation allowance on the approximately $20 million of deferred tax assets associated with the Company’s Visteon Sistemas operations located in Brazil could be eliminated during 2011. Any decrease in the valuation allowance would result in a reduction in income tax expense in the quarter in which it is recorded. During the fourth quarter of 2009, the Company concluded, based on the weight of available evidence which included recent updates to its forecast of taxable earnings, that the deferred tax assets associated with its operations in Spain required a full valuation allowance which resulted in a charge to income tax expense of $12 million.

The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries, which include Germany and France, until sufficient positive evidence exists to reduce or eliminate them. At December 31, 2010, the Company has recorded net deferred tax assets, net of valuation allowances, of approximately $28 million in certain foreign jurisdictions, the realization of which is dependent on generating sufficient taxable income in future periods. While the Company believes it is more likely than not that these deferred tax assets will be realized, failure to achieve its taxable income targets which considers, among other sources, future reversals of existing taxable temporary differences, would likely result in an increase in the valuation allowance in the applicable period.

The components of deferred income tax assets and liabilities are as follows:

	Successor	Predecessor
	2010	2009
	(Dollars in Millions)
Deferred tax assets
Employee benefit plans	$139	$275
Capitalized expenditures for tax reporting	135	142
Net operating losses and carryforwards	1,097	1,813
All other	279	428

Subtotal	1,650	2,658
Valuation allowance	(1,463)	(2,238)

Total deferred tax assets	$187	$420

Deferred tax liabilities
Depreciation and amortization	$74	$127
All other	257	404

Total deferred tax liabilities	331	531

Net deferred tax liabilities	$144	$111

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Income Taxes — (Continued)

At December 31, 2010, the Company had available non-U.S. net operating loss carryforwards and tax credit carryforwards of $1.3 billion and $8 million, respectively, which have carryforward periods ranging from 5 years to indefinite. The Company had available U.S. federal net operating loss carryforwards of $1.4 billion at December 31, 2010, which will expire at various dates between 2026 and 2030. U.S. foreign tax credit carryforwards are $150 million at December 31, 2010. These credits will begin to expire in 2017. The Company had available tax-effected U.S. state operating loss carryforwards of $32 million at December 31, 2010, which will expire at various dates between 2018 and 2030.

As a result of the annual limitation imposed under IRC Sections 382 and 383 on the utilization of net operating losses, credit carryforwards and certain built-in losses (collectively referred to as “tax attributes”) following an ownership change, it was determined that approximately $965 million of U.S. tax attributes will expire unutilized. The U.S. tax attributes are presented net of these limitations and uncertain tax positions. In addition, subsequent changes in ownership for purposes of IRC Sections 382 and 383 could further diminish the Company’s use of remaining U.S. tax attributes. As of the end of 2010, valuation allowances totaling $1.5 billion have been recorded against the Company’s deferred tax assets where recovery of the deferred tax assets is unlikely. Of this amount, $1.1 billion relates to the Company’s deferred tax assets in the U.S. and $416 million relates to deferred tax assets in certain foreign jurisdictions, including Germany, a pass-through entity for U.S. tax purposes previously excluded from the non-U.S. amounts.

Unrecognized Tax Benefits

As of December 31, 2010 and 2009, the Company’s gross unrecognized tax benefits were $131 million and $190 million, respectively, of which the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were approximately $74 million and $76 million, respectively. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The decrease in gross unrecognized tax benefits is primarily attributable to uncertain tax positions embedded in tax attributes carrying a valuation allowance that were derecognized as a result of the annual limitation imposed under IRC Sections 382 and 383, as described above.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Income Taxes — (Continued)

The Company recognizes interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties were $22 million and $25 million as of December 31, 2010 and 2009, respectively. Estimated interest and penalties related to the underpayment of income taxes represented a net tax benefit of $3 million during the three-month Successor period ended December 31, 2010. Estimated interest and penalties represented a net benefit of $11 million for the twelve months ended December 31, 2009, as benefits associated with the completion of tax audits, expiration of various legal statutes of limitations and the completion of transfer pricing studies in Asia, more than offset expenses accruals.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor	Predecessor
	Three Months	Nine Months	Year
	Ended	Ended	Ended
	December 31	October 1	December 31
	2010	2010	2009
		(Dollars in Millions)
Beginning balance	$126	$190	$238
Tax positions related to current period
Additions	7	13	16
Tax positions related to prior periods
Additions	3	2	3
Reductions	(1)	(58)	(55)
Settlements with tax authorities	(1)	—	(3)
Lapses in statute of limitations	(2)	(18)	(10)
Effect of exchange rate changes	(1)	(3)	1

Ending balance	$131	$126	$190

The Company and its subsidiaries have operations in every major geographic region of the world and are subject to income taxes in the U.S. and numerous foreign jurisdictions. Accordingly, the Company files tax returns and is subject to examination by taxing authorities throughout the world, including such significant jurisdictions as Korea, India, Portugal, Spain, Czech Republic, Hungary, Mexico, China, Brazil, Germany and the United States. With certain exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2007 or state and local, or non-U.S. income tax examinations for years before 2002.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Shareholders’ Equity

On October 1, 2010 and in connection with the Plan, the Company cancelled all outstanding shares of Predecessor common stock and any options, warrants or rights to purchase shares of such common stock or other equity securities outstanding prior to the Effective Date. Additionally, the Company issued shares of Successor common stock on the Effective Date and in accordance with the Plan, as follows:

•	Approximately 45,000,000 shares of Successor common stock to certain investors in a private offering exempt from registration under the Securities Act for proceeds of approximately $1.25 billion;

•	Approximately 2,500,000 shares of Successor common stock to holders of pre-petition notes, including 7% Senior Notes due 2014, 8.25% Senior Notes due 2010, and 12.25% Senior Notes due 2016; holders of the 12.25% senior notes also received warrants, which expire ten years from issuance, to purchase up to 2,355,000 shares of Successor common stock at an exercise price of $9.66 per share (“Ten Year Warrants”);

•	Approximately 1,000,000 shares of Successor common stock and warrants, which expire five years from issuance, to purchase up to 1,552,774 shares of Successor common stock at an exercise price of $58.80 per share (“Five Year Warrants”) for Predecessor common stock interests;

•	Approximately 1,200,000 shares of Successor restricted stock issued to management under a post-emergence share-based incentive compensation program. The Company holds approximately 500,000 shares of Successor common stock in treasury at December 31, 2010 for use in satisfying obligations under employee incentive compensation arrangements.

Warrants

The Ten Year Warrants may be net share settled and are recorded as permanent equity in the Company’s consolidated balance sheets with 1,587,596 warrants outstanding at December 31, 2010. The Ten Year Warrants were valued at $15.00 per share on October 1, 2010 using the Black-Scholes valuation model. Significant assumptions used in determining the fair value of such warrants at issuance included share price volatility and risk-free rate of return. The volatility assumption was based on the implied volatility and historical realized volatility for comparable companies. The risk-free rate assumption was based on U.S. Treasury bond yields.

The Five Year Warrants may be net share settled and are recorded as permanent equity in the Company’s consolidated balance sheets with 1,551,228 warrants outstanding at December 31, 2010. The Five Year Warrants were valued at $3.62 per share on October 1, 2010 using the Black-Scholes valuation model. Significant assumptions used in determining the fair value of such warrants at issuance included share price volatility and risk-free rate of return. The volatility assumption was based on the implied volatility and historical realized volatility for comparable companies. The risk-free rate assumption was based on U.S. Treasury bond yields.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Shareholders’ Equity — (Continued)

If the Company pays or declares a dividend or makes a distribution on common stock payable in shares of its common stock, the number of shares of common stock or other shares of common stock for which a Warrant (the Five Year Warrants and Ten Year Warrants, collectively) is exercisable shall be adjusted so that the holder of each Warrant shall be entitled upon exercise to receive the number of shares of common stock that such warrant holder would have owned or have been entitled to receive after the happening of any of the events described above, had such Warrant been exercised immediately prior to the happening of such event. In addition, if the Company pays to holders of the Successor common stock an extraordinary dividend (as defined in each Warrant Agreement), then the Exercise Price shall be decreased, effective immediately after the effective date of such Extraordinary Dividend, dollar-for-dollar by the fair market value of any securities or other assets paid or distributed on each share of Successor common stock in respect of such extraordinary dividend.

Accumulated other comprehensive income

	Successor	Predecessor
	2010	2009
	(Dollars in Millions)
Foreign currency translation adjustments	$1	$89
Pension and other postretirement benefit adjustments, net of tax	51	53
Unrealized losses on derivatives	(2)	—

Total accumulated other comprehensive income	$50	$142

NOTE 19.	Earnings Per Share

Basic net earnings (loss) per share of common stock is calculated by dividing reported net income (loss) attributable to Visteon by the average number of shares of common stock outstanding during the applicable period.

	Successor	Predecessor
	Three Months	Nine Months
	Ended	Ended	Year Ended
	December 31	October 1	December 31
	2010	2010	2009	2008
	(Dollars in Millions, Except Per Share Amounts)
Numerator:
Net income (loss) attributable to Visteon	$86	$940	$128	$(681)

Denominator:
Average common stock outstanding	50.2	130.3	130.4	129.4
Dilutive effect of warrants	1.5	—	—	—

Diluted shares	51.7	130.3	130.4	129.4
Basic and Diluted per Share Data:
Earnings (loss) per share attributable to Visteon:
Basic	$1.71	$7.21	$0.98	$(5.26)
Diluted	$1.66	$7.21	$0.98	$(5.26)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Earnings Per Share — (Continued)

Successor

Unvested restricted stock is a participating security and is therefore included in the computation of basic earnings per share under the two-class method. Diluted earnings per share is computed using the treasury stock method, dividing net income by the average number of shares of common stock outstanding, including the dilutive effect of the Warrants, using the average share price during the period. There is no difference in diluted earnings per share between the two-class and treasury stock method.

Predecessor

The impact of restricted stock is not a consideration in loss years and has been excluded from the computation of basic earnings per share for the year ended December 31, 2008. Options to purchase 10 million shares of common stock at exercise prices ranging from $3.63 per share to $17.46 per share and warrants to purchase 25 million shares were outstanding for 2009 but were not included in the computation of diluted earnings per share as inclusion of such items would be anti-dilutive. The options were cancelled effective October 1, 2010. In addition, for 2008, potential common stock of approximately 12 million shares is excluded from the calculation of diluted loss per share because the effect of including them would have been anti-dilutive.

NOTE 20.	Fair Value Measurements

Fair Value Hierarchy

Financial assets and liabilities are categorized, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs.

•	Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

•	Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

•	Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Fair Value Measurements — (Continued)

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Successor
	December 31, 2010
	Quoted Prices
	in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in Millions)

Asset Category
Retirement plan assets	$383	$488	$462	$1,333
Foreign currency instruments	—	1	—	1

Total	$383	$489	$462	$1,334

Liability Category
Interest rate swaps	$—	$1	$—	$1

Predecessor
December 31, 2009
Quoted Prices
	in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(Dollars in Millions)

Asset Category
Retirement plan assets	$376	$415	$437	$1,228

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Fair Value Measurements — (Continued)

Items Measured at Fair Value on a Non-recurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a non-recurring basis refer to Note 5, “Fresh-Start Accounting.”

Retirement Plan Assets

Retirement plan assets categorized as Level 1 include the following:

•	Cash and cash equivalents, which consist of U.S. and foreign currencies held by designated trustees. Foreign currencies held are reported in terms of U.S. dollars based on currency exchange rates readily available in active markets.

•	Registered investment companies are mutual funds that are registered with the Securities and Exchange Commission. Mutual fund shares are traded actively on public exchanges. The share prices for mutual funds are published at the close of each business day. Mutual funds contain both equity and fixed income securities.

•	Common and preferred stock include equity securities issued by U.S. and non-U.S. corporations. Common and preferred securities are traded actively on exchanges and price quotes for these shares are readily available.

•	Other investments include several miscellaneous assets and liabilities and are primarily comprised of liabilities related to pending trades and collateral settlements.

Retirement plan assets categorized as Level 2 include the following:

•	Treasury and government securities consist of bills, notes, bonds, and other fixed income securities issued directly by a non-U.S. treasury or by government-sponsored enterprises. These assets are valued using observable inputs.

•	Common trust funds are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities, fixed income securities and commodity-related securities) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available.

•	Liability Driven Investing (“LDI”) is an investment strategy that utilizes swaps to hedge discount rate volatility. The swaps are collateralized on a daily basis resulting in counterparty exposure that is limited to one day’s activity. Swaps are a derivative product, utilizing a pricing model to calculate market value.

•	Corporate debt securities consist of fixed income securities issued by non-U.S. corporations. These assets are valued using a bid evaluation process with bid data provided by independent pricing sources.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Fair Value Measurements — (Continued)

Retirement plan assets categorized as Level 3 include the following:

•	Global tactical asset allocation funds (“GTAA”) are common trust funds comprised of shares or units in commingled funds that are not publicly traded. GTAA managers primarily invest in equity, fixed income and cash instruments, with the ability to change the allocation mix based on market conditions while remaining within their specific strategy guidelines. The underlying assets in these funds may be publicly traded (equities and fixed income) and price quotes may be readily available. Assets may also be invested in various derivative products whose prices cannot be readily determined.

•	Limited partnership hedge fund of funds (“HFF”) directly invest in a variety of hedge funds. The investment strategies of the underlying hedge funds are primarily focused on fixed income and equity based investments. There is currently minimal exposure to less liquid assets such as real estate or private equity in the portfolio. However, due to the private nature of the partnership investments, pricing inputs are not readily observable. Asset valuations are developed by the general partners that manage the partnerships.

•	Insurance contracts are reported at cash surrender value and have no observable inputs.

The fair values of the Company’s U.S. retirement plan assets are as follows:

	Successor
	December 31, 2010
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in Millions)

Asset Category
Registered investment companies	$140	$—	$—	$140
Common trust funds	—	205	—	205
LDI	—	208	—	208
GTAA	—	—	150	150
Common and preferred stock	139	—	—	139
HFF	—	—	119	119
Cash and cash equivalents	26	—	—	26
Insurance contracts	—	—	9	9

Total	$305	$413	$278	$996

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Fair Value Measurements — (Continued)

	Predecessor
	December 31, 2009
	Quoted Prices
	in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in Millions)

Asset Category
Registered investment companies	$196	$—	$—	$196
Common trust funds	—	195	—	195
LDI	—	151	—	151
GTAA	—	—	130	130
HFF	—	—	113	113
Common and preferred stock	108	—	—	108
Cash and cash equivalents	12	—	—	12
Insurance contracts	—	—	10	10
Other	(2)	—	—	(2)

Total	$314	$346	$253	$913

The fair value measurements which used significant unobservable inputs are as follows:

			Insurance
	GTAA	HFF	Contracts
	(Dollars in Millions)

Predecessor — Beginning balance at December 31, 2008	$98	$97	$9
Actual return on plan assets:
Relating to assets still held at the reporting date	31	9	2
Relating to assets sold during the period	(1)	—	—
Purchases, sales and settlements	2	7	(1)

Predecessor — Ending balance at December 31, 2009	$130	$113	$10
Actual return on plan assets:
Relating to assets still held at the reporting date	11	3	1
Relating to assets sold during the period	—	—	—
Purchases, sales and settlements	—	—	(1)

Predecessor — Ending balance at October 1, 2010	$141	$116	$10
Actual return on plan assets:
Relating to assets still held at the reporting date	9	3	(1)
Relating to assets sold during the period	—	—	—

Successor — Ending balance at December 31, 2010	$150	$119	$9

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Fair Value Measurements — (Continued)

The fair values of the Company’s Non-U.S. retirement plan assets are as follows:

	Successor
	December 31, 2010
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in Millions)

Asset Category
Insurance contracts	$—	$—	$179	$179
Treasury and government securities	—	51	—	51
Registered investment companies	62	—	—	62
Cash and cash equivalents	13	—	—	13
Corporate debt securities	—	8	—	8
Common trust funds	—	6	—	6
Limited partnerships (HFF)	—	—	5	5
Common and preferred stock	3	—	—	13
Other	—	10	—	10

Total	$78	$75	$184	$337

	Predecessor
	December 31, 2009
	Quoted Prices
	in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in Millions)

Asset Category
Insurance contracts	$—	$—	$180	$180
Treasury and government securities	—	56	—	56
Registered investment companies	51	—	—	51
Cash and cash equivalents	9	—	—	9
Corporate debt securities	—	8	—	8
Common trust funds	—	5	—	5
Limited partnerships (HFF)	—	—	4	4
Common and preferred stock	2	—	—	2

Total	$62	$69	$184	$315

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Fair Value Measurements — (Continued)

Fair value measurements which used significant unobservable inputs are as follows:

	Insurance
	contracts	HFF
	(Dollars in Millions)

Predecessor — Beginning balance at December 31, 2008	$173	$2
Actual return on plan assets:
Relating to assets held at the reporting date	12	—
Purchases, sales and settlements	(5)	2

Predecessor — Ending balance at December 31, 2009	$180	$4
Actual return on plan assets:
Relating to assets held at the reporting date	(1)	—
Purchases, sales and settlements	(1)	—

Predecessor — Ending balance at October 1, 2010	$178	$4
Actual return on plan assets:
Relating to assets held at the reporting date	(1)	—
Purchases, sales and settlements	2	1

Successor — Ending balance at December 31, 2010	$179	$5

NOTE 21.	Financial Instruments

The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates and market interest rates. The Company manages these risks through the use of derivative financial instruments. The Company’s use of derivative financial instruments is limited to hedging activities and such instruments are not used for speculative or trading purposes. The maximum length of time over which the Company hedges the variability in the future cash flows for forecasted transactions excluding those forecasted transactions related to the payment of variable interest on existing debt is up to one year from the date of the forecasted transaction. The maximum length of time over which the Company hedges forecasted transactions related to the payment of variable interest on existing debt is the term of the underlying debt.

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

Accounting for Derivative Financial Instruments

Derivative financial instruments are recorded as assets or liabilities in the consolidated balance sheets at fair value. The fair values of derivatives used to hedge the Company’s risks fluctuate over time, generally in relation to the fair values or cash flows of the underlying hedged transactions or exposures. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21.	Financial Instruments — (Continued)

At inception, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction, including designation of the instrument as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. Additionally, at inception and at least quarterly thereafter, the Company formally assesses whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure.

For a designated cash flow hedge, the effective portion of the change in the fair value of the derivative instrument is recorded in Accumulated other comprehensive income in the consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in Accumulated other comprehensive income is recorded in earnings and reflected in the consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in operating results. For a designated fair value hedge, both the effective and ineffective portions of the change in the fair value of the derivative instrument are recorded in earnings and reflected in the consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a designated net investment hedge, the effective portion of the change in the fair value of the derivative instrument is recorded as a cumulative translation adjustment in Accumulated other comprehensive income in the consolidated balance sheet. Cash flows associated with designated hedges are reported in the same category as the underlying hedged item. Derivatives not designated as a hedge are adjusted to fair value through operating results. Cash flows associated with non-designated derivatives are reported in Net cash provided from (used by) operating activities in the Company’s consolidated statements of cash flows.

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

As of December 31, 2010 and 2009, the Company had forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $529 million and $289 million, respectively. Fair value estimates of these contracts are based on quoted market prices. A portion of these instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the Accumulated other comprehensive income component of Shareholders’ equity (deficit) in the Company’s consolidated balance sheet. The ineffective portion of these instruments is recorded as cost of sales in the Company’s consolidated statement of operations.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21.	Financial Instruments — (Continued)

Interest Rate Risk

The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company uses derivative financial instruments to manage exposure to fluctuations in interest rates in connection with its risk management policies. During the fourth quarter of 2010, the Company entered into interest rate swaps with a notional amount of $250 million that effectively convert designated cash flows associated with underlying interest payments on the Term Loan from a variable interest rate to a fixed interest rate. The instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the Accumulated other comprehensive income component of Shareholders’ equity (deficit) in the Company’s consolidated balance sheet. The ineffective portion of these swaps is assessed based on the hypothetical derivative method and is recorded as interest expense in the Company’s consolidated statement of operations.

During 2009, the Company terminated interest rate swaps with a notional amount of $100 million related to a portion of the $1 billion seven-year term loan due 2013. These interest rate swaps had been designated as cash flow hedges and were settled for a loss of $10 million, which was recorded as an adjustment to Accumulated other comprehensive income. As of the Petition Date, the underlying interest payments were no longer probable of occurring therefore, this loss was recorded as interest expense. Additionally, interest rate swaps with a notional amount of $100 million related to a portion of the $1 billion seven-year term loan due 2013 were terminated by the counterparty. These interest rate swaps had been designated as cash flow hedges and as the underlying interest payments were not probable of occurring, a loss of approximately $3 million was recorded as interest expense.

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

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated as hedging instruments are included in the Company’s consolidated balance sheets at December 31, 2010 and 2009 as follows (dollars in millions):

	Assets			Liabilities
		Successor	Predecessor		Successor	Predecessor
Risk Hedged	Classification	2010	2009	Classification	2010	2009
Foreign currency	Other current assets	$2	$2	Other current assets	$1	$2
Foreign currency	Other current liabilities	3	—	Other current liabilities	3	—
Interest rates	Other non-current assets	—	—	Other non-current liabilities	1	—

		$5	$2		$5	$2

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21.	Financial Instruments — (Continued)

The impact of derivative financial instruments on the Company’s financial statements, as recorded in Cost of sales and Interest expense for the three-month Successor period ended December 31, 2010, the nine-month Predecessor period ended October 1, 2010 and for the year ended December 31, 2009 is as follows:

	Amount of Gain (Loss)
				Reclassified from
	Recorded in AOCI			AOCI into Income			Recorded in Income
	Successor	Predecessor		Successor	Predecessor		Successor	Predecessor
	2010	2010	2009	2010	2010	2009	2010	2010	2009
Foreign currency risk — Cost of sales
Cash flow hedges	$(1)	$—	$(3)	$1	$6	$2	$—	$—	$—
Non-designated cash flow hedges	—	—	—	—	—	—	3	(1)	2

	$(1)	$—	$(3)	$1	$6	$2	$3	$(1)	$2

Interest rate risk — Interest expense
Fair value hedges	$—	$—	$—	$—	$—	$—	$—	$—	$2
Cash flow hedges	(1)	—	7	—	—	(15)	—	—	—

	$(1)	$—	$7	$—	$—	$(15)	$—	$—	$2

Concentrations of Credit Risk

Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty and through monitoring counterparty credit risks. The Company’s concentration of credit risk related to derivative contracts at December 31, 2010 was not significant.

With the exception of the customers below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at December 31, 2010 and 2009, respectively.

	Successor	Predecessor
	2010	2009
Ford and affiliates	22%	22%
Hyundai Motor Company	17%	17%
Hyundai Mobis Company	14%	14%
PSA Peugeot Citroën	6%	10%

Management periodically performs credit evaluations of its customers and generally does not require collateral.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.	Commitments and Contingencies

Purchase Obligations

In December 2010, the Company entered into a stipulation agreement obligating the Company to purchase certain professional services totaling $14 million on or before February 29, 2012. This agreement is contingent on Court approval and was subsequently re-negotiated whereby the obligation was reduced to $13 million.

In January 2003, the Company commenced a 10-year outsourcing agreement with International Business Machines (“IBM”) pursuant to which the Company outsources most of its information technology needs on a global basis, including mainframe support services, data centers, customer support centers, application development and maintenance, data network management, desktop support, disaster recovery and web hosting (“IBM Outsourcing Agreement”). During 2006, the IBM Outsourcing Agreement was modified to change the service delivery model and related service charges. Expenses incurred under the IBM Outsourcing Agreement were approximately $4 million during the three-month Successor period ended December 31, 2010, $18 million during the nine-month Predecessor period ended October 1, 2010, $80 million during 2009 and $100 million during 2008.

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

Operating Leases

At December 31, 2010, the Company had the following minimum rental commitments under non-cancelable operating leases: 2011 — $29 million; 2012 — $23 million; 2013 — $17 million; 2014 — $12 million; 2015 — $6 million; thereafter — $12 million. Rent expense was $11 million for the three-month Successor period ended December 31, 2010, $33 million for the nine-month Predecessor period ended October 1, 2010, $64 million for 2009 and $81 million for 2008.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.	Commitments and Contingencies — (Continued)

On August 31, 2010, the Bankruptcy Court entered an order confirming the Plan (the “Confirmation Order”). On September 10, 2010, Mark Taub and Andrew Shirley, holders of pre-confirmation shares of common stock of Visteon (the “Appellants”), filed a notice of appeal of the Confirmation Order with the United States District Court for the District of Delaware (the “District Court”), seeking to overturn the Confirmation Order and/or other equitable relief. On November 14, 2010, the Bankruptcy Court approved Visteon’s settlement with the Appellants, pursuant to which the Appellants agreed, among other things, to withdraw their appeal with prejudice in exchange for payment of $2.25 million from Visteon. On December 22, 2010, the Appellants and Visteon filed a stipulation with the District Court dismissing the Appellants’ appeal with prejudice.

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

In June of 2009, the UK Pensions Regulator advised the Administrators of the UK Debtor that it was investigating whether there were grounds for regulatory intervention under various provisions of the UK Pensions Act 2004 in relation to an alleged funding deficiency in respect of the UK Debtor pension plan. That investigation is ongoing and the Debtors have been cooperating with the UK Pensions Regulator. In October of 2009, the trustee of the UK Debtor pension plan filed proofs of claim against each of the Debtors asserting contingent and unliquidated claims pursuant to the UK Pensions Act 2004 and the UK Pensions Act 1995 for liabilities related to a funding deficiency of the UK Debtor pension plan of approximately $555 million as of March 31, 2009. The trustee of the Visteon Engineering Services Limited (“VES”) pension plan also submitted proofs of claim against each of the Debtors asserting contingent and unliquidated claims pursuant to the UK Pensions Act 2004 and the UK Pensions Act 1995 for liabilities related to an alleged funding deficiency of the VES pension plan of approximately $118 million as of March 31, 2009. On May 11, 2010, the UK Debtor Pension Trustees Limited, the creditors’ committee, and the Debtors entered in a stipulation whereby the UK Debtor Pension Trustees Limited agreed to withdraw all claims asserted against the Debtors with prejudice, which the Court approved on May 12, 2010. The trustee of the VES pension plan also agreed to withdraw all claims against each of the Debtors. The Company disputes that any basis exists for the UK Pensions Regulator to seek contribution or financial support from any of the affiliated entities outside the UK with respect to their claims, however, no assurance can be given that a successful claim for contribution or financial support would not have a material adverse effect on the business, result of operations or financial condition of the Company and/or its affiliates.

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

	Successor	Predecessor
	Three Months	Nine Months
	Ended	Ended	Year Ended
	December 31	October 1	December 31
	2010	2010	2009
	(Dollars in Millions)
Beginning balance	$76	$79	$100
Accruals for products shipped	7	19	28
Changes in estimates	(2)	(4)	(10)
Settlements	(6)	(18)	(39)

Ending balance	$75	$76	$79

Environmental Matters

The Company is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations and ordinances. These include laws regulating air emissions, water discharge and waste management. The Company is also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties it presently owns or operates and at third-party disposal or treatment facilities to which these sites send or arranged to send hazardous waste. The Company is aware of contamination at some of its properties. These sites are in various stages of investigation and cleanup. The Company currently is, has been, and in the future may become the subject of formal or informal enforcement actions or procedures.

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At December 31, 2010, the Company had recorded a reserve of approximately $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at December 31, 2010 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stayed most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Substantially all pre-petition liabilities and claims relating to rejected executory contracts and unexpired leases have been settled under the Debtor’s plan of reorganization, however, the ultimate amounts to be paid in settlement of each those claims will continue to be subject to the uncertain outcome of litigation, negotiations and Court decisions for a period of time after the Effective Date.

NOTE 23.	Segment Information

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

The Company’s operating structure is organized by global product groupings, including: Climate, Electronics and Interiors. These global product groups have financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio. Within each of the global product groups, certain facilities manufacture a broader range of the Company’s total product line offering and are not limited to the primary product line. Global customer groups are responsible for the business development of the Company’s product portfolio and overall customer relationships. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 23.	Segment Information — (Continued)

The Company’s reportable segments as of December 31, 2010 are as follows:

•	Climate — The Company’s Climate product group includes facilities that primarily manufacture climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems. Climate accounted for approximately 45%, 43%, 38%, and 33% of the Company’s total product sales, excluding intra-product group eliminations, for the three-month Successor period ended December 31, 2010, the nine-month Predecessor period ended October 1, 2010 and the years ended December 31, 2009 and 2008, respectively.

•	Electronics — The Company’s Electronics product group includes facilities that primarily manufacture audio systems, infotainment systems, driver information systems, powertrain and feature control modules, climate controls, electronic control modules and lighting. Electronics accounted for approximately 27%, 28%, 30%, and 32% of the Company’s total product sales, excluding intra-product group eliminations, for the three-month Successor period ended December 31, 2010, the nine-month Predecessor period ended October 1, 2010 and the years ended December 31, 2009 and 2008, respectively.

•	Interiors — The Company’s Interiors product group includes facilities that primarily manufacture instrument panels, cockpit modules, door trim and floor consoles. Interiors accounted for approximately 28%, 29%, 32%, and 32% of the Company’s total product sales, excluding intra-product group eliminations, for the three-month Successor period ended December 31, 2010, the nine-month Predecessor period ended October 1, 2010 and the years ended December 31, 2009 and 2008, respectively.

•	Services — The Company’s Services operations provide various transition services in support of divestiture transactions, principally related to the ACH Transactions. The Company supplied leased personnel and transition services as required by certain agreements entered into by the Company with ACH as a part of the ACH Transactions and as amended in 2008. As of August 31, 2010, the Company ceased providing substantially all transition and other services or leasing employees to ACH. Services to ACH were provided at a rate approximately equal to the Company’s cost.

The accounting policies for the reportable segments are the same as those described in the Note 3 “Significant Accounting Policies” to the Company’s consolidated financial statements. Key financial measures reviewed by the Company’s chief operating decision makers are as follows (dollars in millions):

	Net Sales				Gross Margin
	Successor	Predecessor			Successor	Predecessor
	Three	Nine			Three	Nine
	Months	Months			Months	Months
	Ended	Ended	Year Ended		Ended	Ended	Year Ended
	December 31	October 1	December 31		December 31	October 1	December 31
	2010	2010	2009	2008	2010	2010	2009	2008
Climate	$879	$2,421	$2,535	$3,135	$101	$278	$315	$209
Electronics	540	1,606	1,972	3,020	107	190	163	201
Interiors	547	1,612	2,113	3,045	36	95	115	24
Other	—	—	—	271	—	—	—	22
Eliminations	(80)	(202)	(200)	(394)	—	—	—	—

Total Products	1,886	5,437	6,420	9,077	244	563	593	456
Services	1	142	265	467	—	2	4	3

Total consolidated	$1,887	$5,579	$6,685	$9,544	$244	$565	$597	$459

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 23.	Segment Information — (Continued)

The above amounts include product sales of $430 million during the three-month Successor period ended December 31, 2010, $1.4 billion during the nine-month Predecessor period ended October 1, 2010 and $1.8 billion during 2009 to Ford Motor Company and $591 million during the three-month Successor period ended December 31, 2010, $1.5 billion during the nine-month Predecessor period ended October 1, 2010 and $1.7 billion during 2009 to Hyundai Kia Automotive Group.

Segment Operating Assets

	Inventories, Net		Property and Equipment, Net
	Successor	Predecessor	Successor	Predecessor
	2010	2009	2010	2009
		(Dollars in Millions)
Climate	$203	$153	$902	$774
Electronics	111	104	348	525
Interiors	48	56	204	291
Other	2	6	—	—

Total Products	364	319	1,454	1,590
Corporate	—	—	128	346

Total consolidated	$364	$319	$1,582	$1,936

Segment Expenditures

	Depreciation and Amortization				Capital Expenditures
	Successor	Predecessor			Successor	Predecessor
	Three	Nine			Three	Nine
	Months	Months			Months	Months
	Ended	Ended			Ended	Ended
	December 31	October 1	Year Ended December 31		December 31	October 1	Year Ended December 31
	2010	2010	2009	2008	2010	2010	2009	2008
	(Dollars in Millions)
Climate	$40	$87	$117	$133	$53	$59	$71	$133
Electronics	18	57	109	126	22	30	40	64
Interiors	8	27	49	70	13	20	32	67
Other	—	—	—	7	—	—	—	1

Total Products	66	171	275	336	88	109	143	265
Corporate	7	36	77	80	4	8	8	29

Total consolidated	$73	$207	$352	$416	$92	$117	$151	$294

Certain adjustments are necessary to reconcile segment financial information to the Company’s consolidated amounts. Corporate reconciling items are related to the Company’s technical centers, corporate headquarters and other administrative and support functions.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 23.	Segment Information — (Continued)

Segment information as of December 31, 2009 and for the years ended December 31, 2009 and 2008 has been recast to reflect the Company’s facility located in Sao Paulo, Brazil as part of the Interiors segment. Previously, this facility was reported as part of the Electronics segment. This operation has been reclassified consistent with the Company’s current management reporting structure. Segment information for the year ended December 31, 2008 has been recast to reflect the remaining Other product group operations in the Company’s Climate, Electronics and Interiors product groups. These operations have been reclassified consistent with the Company’s current management reporting structure. All other facilities associated with the Company’s Other product group have been either divested or closed.

Financial Information by Geographic Region

	Net Sales
	Successor	Predecessor			Property and Equipment, net
		Nine
	Three Months	Months
	Ended	Ended	Year Ended
	December 31	October 1	December 31		Successor	Predecessor
	2010	2010	2009	2008	2010	2009
			(Dollars in Millions)
Geographic region:
United States	$271	$1,155	$1,710	$2,667	$240	$549
Mexico	13	36	27	75	27	53
Canada	21	61	46	66	31	19
Intra-region eliminations	(10)	(40)	(29)	(71)	—	—

North America	295	1,212	1,754	2,737	298	621
Germany	40	129	158	274	26	40
France	177	512	609	799	101	148
United Kingdom	—	—	34	401	4	7
Portugal	91	304	441	606	80	107
Spain	115	311	287	657	45	68
Czech Republic	131	387	449	632	121	222
Hungary	82	258	315	469	65	71
Other Europe	125	292	293	250	63	76
Intra-region eliminations	(29)	(81)	(93)	(159)	—	—

Europe	732	2,112	2,493	3,929	505	739
Korea	583	1,520	1,589	2,077	476	324
China	125	325	380	282	96	80
India	85	225	213	238	96	60
Japan	62	152	138	224	14	16
Other Asia	71	177	142	223	33	32
Intra-region eliminations	(66)	(166)	(158)	(162)	—	—

Asia	860	2,233	2,304	2,882	715	512
South America	123	386	427	474	64	64
Inter-region eliminations	(123)	(364)	(293)	(478)	—	—

	$1,887	$5,579	$6,685	$9,544	$1,582	$1,936

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is presented in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K along with the attestation report of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, on the effectiveness of internal control over financial reporting as of December 31, 2010.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

Information Regarding Current Directors

Each of the following directors was appointed, or re-appointed, to the board in October 2010 pursuant to the terms of the Plan of Reorganization. The Plan of Reorganization provided that the chief executive officer of the Company would continue to serve on the Board as Chairman and that certain holders of pre-petition claims and the Company would select eight additional directors from a pool of candidates chosen with the assistance of a prominent director search firm.

Duncan H. Cocroft is 67 years old and he has been a director of Visteon since October 18, 2010. Mr. Cocroft is the former Executive Vice President, Finance and Treasurer of Cendant Corporation, a provider of consumer and business services primarily in the travel and real estate services industries, a position he held from June 1999 until March 2004. During that time, Mr. Cocroft also served as Executive Vice President and Chief Financial Officer of PHH Corporation, Cendant’s wholly-owned finance subsidiary. Prior to joining Cendant in June 1999, Mr. Cocroft served as Senior Vice President, Chief Administrative Officer and Principal Financial Officer of Kos Pharmaceuticals, Inc. and as Vice President and Chief Financial Officer of International Multifoods Corporation. Mr. Cocroft also serves as a director of GEO Specialty Chemicals, Inc., a privately-held manufacturer of specialty chemicals, SBA Communications Corporation and Wellman, Inc., a privately-held manufacturer of resin products. Mr. Cocroft has also served as a director of Atlas Air Worldwide Holdings, Inc. during the past five years.

Mr. Cocroft has experience as a Chief Financial Officer and other financial oversight positions at large, global public companies, as well as other senior management experience including the oversight of information systems and human resources. He also has experience chairing the audit committee of a public company.

Philippe Guillemot is 51 years old and he has been a director of Visteon since October 1, 2010. Mr. Guillemot has been the Chief Executive Officer of Europcar Group, a provider of passenger car and light utility vehicle rentals, since April 2010. Prior to that, he was Chairman and Chief Executive Officer of AREVA T&D Holdings SA, a multinational construction and engineering firm, since 2004. Mr. Guillemot has held various automotive management positions with Faurecia SA, Valeo SA and Michelin.

Mr. Guillemot has valuable international experience, including management roles in major automotive supply companies.

Herbert L. Henkel is 62 years old and he has been a director of Visteon since October 1, 2010. Mr. Henkel is the former Chairman of the Board and Chief Executive Officer of Ingersoll-Rand plc, a manufacturer of industrial products and components. Mr. Henkel retired from Ingersoll-Rand as Chairman of the Board on June 3, 2010, a position he held since May 2000, and retired as Ingersoll-Rand’s Chief Executive Officer, a position he held since October 1999, on February 4, 2010. Mr. Henkel also served as President and Chief Operating Officer of Ingersoll-Rand from April 1999 to October 1999. Prior to that he held various leadership roles at Textron, Inc, including its President and Chief Operating Officer from 1998-1999. Mr. Henkel also serves as a director of 3M Company and C. R. Bard, Inc. Mr. Henkel has also served as a director of AT&T Corp. during the past five years.

Mr. Henkel has extensive knowledge of and experiences in engineering and manufacturing in multi industries, skills in financial and audit matters, and experiences as a director at public companies, including audit and corporate governance committees.

Mark T. Hogan is 59 years old and he has been a director of Visteon since October 1, 2010. Mr. Hogan has been the President of Dewey Investments LLC, a consultant to automotive-related entities, since January 2010, and Chairman of the Toyota North American Advisory Committee, since September 2010. Prior to that he was Chief Executive Officer and President of The Vehicle Production Group, LLC, a designer and marketer of automobiles to serve mobility impaired individuals, since January 2008. Mr. Hogan also served as the President of Magna International Inc., an automotive components supplier, from September 2004 to December 2007, and, prior to joining Magna, Mr. Hogan held a variety of management and executive positions with General Motors Corporation.

Mr. Hogan has extensive experience in the automotive industry, including leadership roles with General Motors, as well as with one of the world’s largest and most diversified suppliers of automotive components, systems and modules.

Jeffrey D. Jones is 58 years old and he has been a director of Visteon since October 1, 2010. Mr. Jones is an attorney with Kim & Chang, a South Korea-based law firm, a position he has held since 1980. Mr. Jones serves as Chairman of the Board of Partners for Future Foundation, a Korean non-profit foundation. Mr. Jones has also served as a director of POSCO and the Doosan Corporation during the past five years.

Mr. Jones has over thirty years of international legal experience, with particular focus on Asia. He has served on the board of multinational companies and has been active in civic and charitable activities. He has served as chairman of the American Chamber of Commerce in Korea, as an advisor to several organizations and government agencies in Korea, and as a recognized member of the Korean Regulatory Reform Commission.

Karl J. Krapek is 62 years old and he has been a director of Visteon since February 2003. Mr. Krapek is the former President and Chief Operating Officer of United Technologies Corporation, a global supplier of aerospace and building systems products, a position he held from April 1999 to January 2002. Prior to that he was named Executive Vice President and a Director in 1997, and served as President of United Technologies’ Pratt and Whitney Company since 1992. Mr. Krapek currently serves as a director of Northrop Grumman Corporation, Prudential Financial, Inc. and The Connecticut Bank and Trust Company. He has also served as a director of Alcatel-Lucent and Delta Airlines, Inc. during the last five years.

Mr. Krapek brings leadership skills and public company board experience to our Board of Directors, including on compensation committees. He has deep operational experience in international business operations and technology. Mr. Krapek also excels in strategic planning and performance improvement. He holds leadership positions at several non-profit charitable and educational organizations.

Timothy D. Leuliette is 61 years old and he has been a director of Visteon since October 1, 2010. Mr. Leuliette is the Chairman and Chief Executive Officer of Leuliette Partners LLC, an investment and financial services firm. Until October 14, 2010, Mr. Leuliette served as the President and Chief Executive Officer of Dura Automotive LLC, an automotive supplier, since July 2008, a director of Dura since June 2008, and the Chairman of the Board of Dura since December 2008. Mr. Leuliette also served as a Managing Director of Patriarch Partners LLC, the majority shareholder of Dura. Prior to that, he served as Co-Chairman and Co-Chief Executive Officer of Asahi Tec Corporation, a manufacturer of automotive parts and other products, and Chairman, Chief Executive Officer and President of Metaldyne Corporation, an automotive supplier, from January 2001 to January 2008. Over his career he has held executive and management positions at both vehicle manufacturers and suppliers and has served on both corporate and civic boards, including as Chairman of the Detroit Branch of the Federal Reserve Bank of Chicago.

Mr. Leuliette has extensive experience in the automotive industry, including leadership roles with diversified suppliers of automotive components, systems and modules. He has deep experience with integrating acquired business, overseeing sophisticated sale transactions and restructuring distressed companies.

William E. Redmond, Jr. is 51 years old and he has been a director of Visteon since October 1, 2010. Mr. Redmond has served as Chief Executive Officer of General Chemical Corporation, a manufacturer of performance chemicals (formerly known as GenTek Inc.), since May 2005, and a Director of General Chemical since November 2003. In December, 2008, Mr. Redmond also became President and Chief Executive Officer of GT Technologies, Inc., formerly one of GenTek Inc.’s wholly-owned subsidiaries. Mr. Redmond previously served as President and Chief Executive Officer from December 1996 to February 2003 and as Chairman of the Board of Directors from January 1999 to February 2003 of Garden Way, Inc., a manufacturer of outdoor garden and power equipment. Mr. Redmond also currently serves as a director of Amports, Inc., a privately-held North American automobile processer, and Source Interlink Companies, Inc., a privately-held diversified publishing and distribution company. Mr. Redmond has served as a director of Mark IV Industries, Inc., Eddie Bauer Holdings, Inc., Maxim Crane Works Holdings, Inc., Citation Corporation, and USA Mobility, Inc. during the past five years.

Mr. Redmond has extensive leadership experience with a diverse array of business, including automotive-related enterprises, as well as restructuring and maximizing the value of recently distressed companies.

Donald J. Stebbins is 53 years old and he has been Visteon’s Chairman, President and Chief Executive Officer since December 1, 2008 and a member of the Board of Directors since December 2006. Prior to that, Mr. Stebbins was President and Chief Executive Officer since June 2008 and President and Chief Operating Officer since joining the Company in May 2005. Before joining Visteon, Mr. Stebbins served as President and Chief Operating Officer of operations in Europe, Asia and Africa for Lear Corporation since August 2004, President and Chief Operating Officer of Lear’s operations in the Americas since September 2001, and prior to that as Lear’s Chief Financial Officer. Mr. Stebbins is also a director of WABCO Holdings.

Mr. Stebbins has more than 25 years of leadership experience in global operations and finance, including over 18 years of experience in the automotive supplier industry. He has held several key positions at the Company, including chief operating officer and currently chairman, chief executive officer and president. Mr. Stebbins is the only member of management who serves on the Board of Directors.

Committees of the Board of Directors

The Board has established four standing committees, and during 2010 eliminated its corporate responsibility committee. The principal functions of each committee are briefly described below.

Audit Committee

The Board has a standing Audit Committee, currently consisting of Duncan H. Cocroft (Chair), Philippe Guillemot, Herbert L. Henkel and Timothy D. Leuliette, all of whom are considered independent under the rules and regulations of the Securities and Exchange Commission, the New York Stock Exchange listing standards and the Visteon Director Independence Guidelines. The Board has determined that each of the current members of the Audit Committee has “accounting and related financial management expertise” within the meaning of the listing standards of the New York Stock Exchange, and each of Messrs. Cocroft, Henkel and Leuliette is qualified as an “audit committee financial expert” within the meaning of the rules and regulations of the Securities and Exchange Commission. The duties of the Audit Committee are generally:

•	to select and evaluate the independent registered public accounting firm;

•	to approve all audit and non-audit engagement fees and terms;

•	to review the activities and the reports of the Company’s independent registered public accounting firm;

•	to review internal controls, accounting practices, financial structure and financial reporting, including the results of the annual audit and review of interim financial statements;

•	to review and monitor compliance procedures; and

•	to report the results of its review to the Board.

The charter of the Audit Committee, as well as any future revisions to such charter, is available on the Company’s website at www.visteon.com/investors.

Organization and Compensation Committee

The Board also has a standing Organization and Compensation Committee, consisting of Karl J. Krapek (Chair), Duncan H. Cocroft, Philippe Guillemot, Mark T. Hogan and William E. Redmond, Jr., all of whom are considered independent under the New York Stock Exchange listing standards and the Visteon Director Independence Guidelines. The Organization and Compensation Committee oversees the Company’s programs for compensating executive officers and other key management employees, including the administration of the Company’s stock-based compensation plans, and approves the salaries, bonuses and other awards to executive officers. Other duties of the Organization and Compensation Committee are generally:

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

The Chairman and Chief Executive Officer of the Company, with the consultation of the Senior Vice President, Human Resources, provides recommendations to the committee on the amount and forms of executive compensation, and assists in the preparation of committee meeting agendas. Pursuant to the Company’s 2010 Incentive Plan, the committee may delegate its power and duties under such plan to a committee consisting of two or more officers of the Company except in respect of individuals subject to the reporting or liability provisions of Section 16 of the Securities Exchange Act of 1934, as amended. Further, the committee has the authority to retain, approve the fees and other terms of, and terminate any compensation consultant, outside counsel or other advisors to assist the committee in fulfilling its duties. The charter of the Organization and Compensation Committee, as well as any future revisions to such charter, is available on the Company’s website at www.visteon.com/investors.

Corporate Governance and Nominating Committee

The Board also has a standing Corporate Governance and Nominating Committee, consisting of Herbert L. Henkel (Chair), Mark T. Hogan, Jeffrey D. Jones and William E. Redmond, Jr., all of whom are considered independent under the New York Stock Exchange listing standards and the Visteon Director Independence Guidelines.

The duties of the Corporate Governance and Nominating Committee are generally:

•	to develop corporate governance principles and monitor compliance therewith;

•	to review the performance of the Board as a whole;

•	to review and recommend to the Board compensation for outside directors;

•	to develop criteria for Board membership;

•	to identify, review and recommend director candidates; and

•	to review and monitor certain environmental, safety and health matters.

The charter of the Corporate Governance and Nominating Committee, as well as any future revisions to such charter, is available on the Company’s website at www.visteon.com/investors.

Finance Committee

The Board has a standing Finance Committee, consisting of William E. Redmond, Jr. (Chair), Jeffrey D. Jones, Karl J. Krapek and Timothy D. Leuliette, all of whom are considered independent under the Visteon Director Independence Guidelines. The duties of the Finance Committee generally are:

•	to review and make recommendations to the Board regarding the Company’s cash flow, capital expenditures and financing requirements;

•	to review the Company’s policies with respect to financial risk assessment and management including investment strategies and guidelines;

•	to review and make recommendations on mergers, acquisitions and other major financial transactions requiring Board approval;

•	to consider and recommend to the Board stock sales, repurchases or splits, as appropriate, and any changes in dividend policy; and

•	to evaluate bona fide proposals in respect of major acquisitions, dispositions, mergers and other transactions for recommendation to the Board.

The charter of the Finance Committee, as well as any future revisions to such charter, is available on the Company’s website at www.visteon.com/investors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and greater than 10% stockholders to file certain reports (“Section 16 Reports”) with respect to their beneficial ownership of the Company’s equity securities. Based solely on a review of copies of reports furnished to the Company, or written representations that no reports were required, the Company believes that during 2010 all Section 16 Reports that were required to be filed were filed on a timely basis.

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

Executive Compensation

Summary Compensation Table

The following table summarizes the compensation that was earned by, or paid or awarded to, the Named Executive Officers. The “Named Executive Officers” are the Company’s Chief Executive Officer and the two other most highly compensated executive officers serving as such as of December 31, 2010, determined based on the individual’s total compensation for the year ended December 31, 2010 as reported in the table below, other than amounts reported as above-market earnings on deferred compensation.

							Nonqualified
						Non-Equity	Deferred
				Stock	Options	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)

Donald J. Stebbins	2010	$1,218,000	$2,250,000	$21,241,019	$—	$2,132,100	$—	$77,370	$26,918,489
Chairman, President and	2009	$1,070,000	$—	$—	$—	$2,098,125	$—	$122,213	$3,290,338
Chief Executive Officer	2008	$1,076,186	$—	$2,637,498	$1,331,912	$1,650,750	$—	$142,926	$6,839,272

William G. Quigley III	2010	$634,375	$1,031,250	$8,689,500	$—	$627,657	$—	$30,679	$11,013,461
Executive Vice President	2009	$571,615	$—	$—	$—	$728,678	$—	$29,819	$1,330,112
and Chief Financial Officer	2008	$620,192	$—	$781,249	$394,624	$400,782	$—	$38,113	$2,234,960

Joy M. Greenway	2010	$492,275	$727,500	$4,344,750	$—	$449,595	$—	$26,984	$6,041,104
Vice President and	2009	$433,146	$—	$—	$—	$333,666	$—	$15,247	$782,059
President, Climate Product Group

(1)	For 2010, this column is comprised of amounts paid to the Named Executive Officers pursuant to the Company’s plan of reorganization under a key employee incentive bonus program based on the achievement by the Company of certain financial and non-financial metrics.

(2)	The amounts shown in this column represent the grant date fair values for restricted common stock and restricted stock unit awards in 2010 and 2008, respectively, including shares of restricted common stock granted on October 1, 2010 to each of the Named Executive Officers, which vest in installments. The 2008 award values were recalculated from amounts shown in prior proxy statements and/or annual reports on Form 10-K to reflect their grant date fair values, as required by new SEC rules; however, unvested awards were cancelled as of October 1, 2010. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 16 “Stock-Based Compensation” to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(3)	No stock options or stock appreciation rights were granted to the Named Executive Officers during 2010 or 2009. The amounts shown in this column represent the grant date fair values for stock appreciation rights granted in 2008, and were recalculated from amounts shown in prior proxy statements and/or annual reports on Form 10-K to reflect their grant date fair values, as required by new SEC rules; however, unvested and/or unexercised awards were cancelled as of October 1, 2010. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 16 “Stock-Based Compensation” to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(4)	For 2010, this column is comprised of the amounts payable to each of the Named Executive Officers under the 2010 annual incentive performance bonus program, as described further below. There were no earnings on non-equity incentive plan compensation earned or paid to the Named Executive Officers in or for 2010.

(5)	None of the Named Executive Officers received or earned any above-market or preferential earnings on deferred compensation.

(6)	For 2010, this column includes the following benefits paid to, or on behalf of, the Named Executive Officers:

•	life insurance premiums paid by the Company on behalf of all of the Named Executive Officers;

•	tax gross-ups and reimbursements on behalf of Mr. Stebbins ($1,313) and Mr. Quigley ($156); and

•	perquisites and other personal benefits, which included: (A) the aggregate incremental cost for personal use of corporate aircraft by Mr. Stebbins ($13,167), Mr. Quigley ($5,145) and Ms. Greenway ($11,699); (B) the cost of personal health and safety protection equipment and services under the Executive Security Program in 2010 for Mr. Stebbins; and (C) payments under the executive flexible perquisite account program to Mr. Stebbins ($60,000), Mr. Quigley ($25,000) and Ms. Greenway ($15,000).

We calculate the aggregate incremental cost to the Company of any personal use of the corporate aircraft during the annual cycle from November 2009 through October 2010 based on an average hourly operating cost of the aircraft, which includes the cost of fuel, crew travel expenses, on-board catering, airport landing fees and parking costs, customs charges, communications expenses, post-flight inspections and minor maintenance costs (costs less than $5,000 per action). Because the corporate aircraft are used primarily for business travel, we do not include the fixed costs that do not change based on usage, such as the crew’s salaries, the purchase or lease costs of the corporate aircraft, hangar rental fees, insurance premiums and major maintenance costs (costs greater than or equal to $5,000 per action).

The following table sets forth information on outstanding stock option and stock awards held by the Named Executive Officers at December 31, 2010, including the number of shares underlying both exercisable and unexercisable portions of each stock option or stock appreciation right as well as the exercise price and expiration date of each outstanding option and right. Outstanding equity awards at December 31, 2010 are as follows.

	Option Awards					Stock Awards
Equity
								Equity	Incentive
			Equity					Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares,	Shares,
	Underlying	Underlying	Underlying			Units of	Units of	Units or	Units or
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Other Rights	Other Rights
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	That Have Not	That Have
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)(1)	(#)	($)

Donald J. Stebbins	—	—	—	—	—	305,556 (2)	$22,687,533	—	—

William G. Quigley III	—	—	—	—	—	125,000 (3)	$9,281,250	—	—

Joy M. Greenway	—	—	—	—	—	62,500 (4)	$4,640,625	—	—

(1)	The market value of unvested restricted stock was determined using a per share price of $74.25, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board as of December 31, 2010.

(2)	61,111 shares of restricted common stock that vest on October 1, 2011; 122,222 shares of restricted common stock that vest on October 1, 2012; and 122,223 shares of restricted common stock that vest on October 1, 2013.

(3)	25,000 shares of restricted common stock that vest on October 1, 2011; 50,000 shares of restricted common stock that vest on October 1, 2012; and 50,000 shares of restricted common stock that vest on October 1, 2013.

(4)	12,500 shares of restricted common stock that vest on October 1, 2011; 25,000 shares of restricted common stock that vest on October 1, 2012; and 25,000 shares of restricted common stock that vest on October 1, 2013.

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

Primary Elements of Compensation for Named Executive Officers

Base Salary

Base salaries, combined with general welfare benefits, provide basic security for our employees at levels necessary to attract and retain a highly qualified and effective salaried workforce. Base salaries are determined taking into account market data as well as an individual’s position, responsibilities, experience and value to the Company. The actual salaries paid to each Named Executive Officer for 2010 are presented in the “Summary Compensation Table” above. Following voluntary reductions in base salaries during 2009, base salaries were restored to pre-2009 levels during 2010. In addition, the Company recommenced its annual merit-based increase program, resulting in 3% increases in the base salaries of the Named Executive Officers effective in July 2010.

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

2010 Annual Incentive.  Pursuant to the Annual Incentive program for 2010, over 1,800 global salaried employees, including the Named Executive Officers, were eligible to receive a cash bonus to be payable in 2011 based on the Company’s financial performance relative to a target adjusted EBITDA metric (net income (loss) attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of asset impairments, gains or losses on divestitures, net restructuring expenses and other reimbursable costs, certain non-recurring employee charges and benefits, reorganization items and other non-operating gains and losses), with a target adjusted EBITDA of $450 million. The Company is paying bonuses to the executive officers at the maximum level of 150% of the bonus opportunity based on the Company’s achievement of 2010 adjusted EBITDA of approximately $614 million, which was well in excess of the performance level required for the maximum payout.

2011 Annual Incentive.  On March 8, 2011, the Organization and Compensation Committee approved annual incentive bonus awards to approximately 1,700 global salaried employees, including the Named Executive Officers, in accordance with the Company’s 2010 Incentive Plan. The bonus will be based on the Company’s achievement of three metrics for fiscal 2011: (i) adjusted EBITDA (net income (loss) attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of asset impairments, gains or losses on divestitures, net restructuring expenses and other reimbursable costs, certain non-recurring employee charges and benefits, reorganization items and other non-operating gains and losses); (ii) free cash flow (cash from operations minus capital expenditures, subject to certain adjustments); and (iii) product quality (parts per million defective). 75% of the opportunity will be based on the Company’s performance relative to a targeted adjusted EBITDA of $660 million; 15% of the opportunity will be based on the Company’s performance relative to a targeted improvement in product quality of 35%; and 10% of the opportunity will be based on the Company’s performance relative to a targeted free cash flow of negative $225 million. The target annual incentive opportunities, as a percentage of base salary, are 115% for Mr. Stebbins, 65% for Mr. Quigley, and 60% for Ms. Greenway. Final payments, if any, will be payable in 2012 based on the base salary of the recipient as of December 31, 2011.

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

2011-2013 Long-Term Incentive.  On March 8, 2011, the Organization and Compensation Committee granted stock options and stock appreciation rights to certain eligible executives pursuant to the Company’s long-term incentive program for the 2011-2013 performance period in accordance with the 2010 Incentive Plan. The number of options or rights awarded was based on each executive’s long-term incentive opportunity, which, as a percentage of base salary, was 375% for Mr. Stebbins, 250% for Mr. Quigley, and 150% for Ms. Greenway. The stock options and stock appreciation rights vest ratably over three years from the date of grant.

Impact of Chapter 11 Reorganization on Executive Compensation

In connection with the Plan of Reorganization, the Company terminated all pre-petition awards of stock, units, options and stock appreciation rights, as well as long-term incentive bonus awards that related to fiscal years 2010 and after. In order to reward and incentivize management during this turbulent period, the Plan of Reorganization, which was overwhelmingly approved by stakeholders, provided for the payment of bonuses under a key employee incentive program and certain pre-petition long-term incentive awards that related to 2009 and earlier fiscal years, as well as the grant of emergence restricted stock awards under a new 2010 Incentive Plan.

Key Employee Incentive Program

In order to reward and incentivize management to continue to advance the financial performance of the company and emerge from bankruptcy protection as quickly as possible, the Company’s plan of reorganization provided for the payment to certain officers of the Company, including the Named Executive Officers, of a cash bonus on October 1, 2010, the effective date of the plan of reorganization, under a Key Employee Incentive Program. The program contemplated that payments would only be made if the Company achieved a minimum level of earnings for the second half of 2009 and emerged from chapter 11 bankruptcy protection, which both were satisfied.

2010 Incentive Plan and Emergence Stock Awards

The plan of reorganization provided for the adoption of the 2010 Incentive Plan, which provides for the award of up to approximately 5.5 million shares to directors, employees and agents, as well as establishment of other on-going incentive programs. The plan of reorganization also provided for the award of approximately 1.6 million shares of restricted stock and restricted stock units under the 2010 Incentive Plan, which vest in installments over the three years following the Effective Date.

Other Elements of Compensation for Named Executive Officers

Executive officers participate in the Company’s retirement and savings and health and welfare plans on the same basis as other similarly situated employees, except for the supplemental pension, retiree health care, and other arrangements described below under “Retirement Benefits.” In addition, the Company provided the Named Executive Officers with a flexible perquisite allowance program. The flexible perquisite allowance is a fixed amount that is paid to each eligible executive in quarterly installments and is designed to cover his or her expenses related to legal and financial counseling, excess liability insurance premiums, tax preparation, and airfare for spouse or partner accompanying employee on business travel, among other items. For Named Executive Officers, the amount of the allowance varies by management level, with a range of between $15,000 to $60,000 per year. The amount paid to the Named Executive Officers in 2010 pursuant to the flexible perquisite allowance program is set forth in the “All Other Compensation” column of the “Summary Compensation Table.” The Company also maintains an Executive Security Program that requires the Chief Executive Officer to use corporate provided aircraft for personal and business travel, and provides the benefit of various personal health and safety protections.

Retirement Benefits

Defined Benefit Plans

Participants in the domestic auto industry have traditionally provided their salaried and hourly employees comprehensive retirement benefits, including pensions and retiree medical coverage. The Company currently provides pension benefits to most of its U.S. salaried retirees pursuant to the Visteon Corporation Pension Plan (the “Qualified Pension Plan”), a defined benefit plan qualified under Section 401(a) of the Internal Revenue Code (the “Code”). Visteon also currently provides additional pension benefits to its U.S. executives under the following nonqualified supplemental pension arrangements: the 2010 Supplemental Executive Retirement Plan (“SERP”); and the 2010 Pension Parity Plan (“Pension Parity Plan”). Visteon terminated its previous supplemental executive retirement and the pension parity plans prior to the Effective Date.

In order to reduce the costs of these benefits to permit the Company to compete on a global basis, Visteon has made a number of modifications to its retirement programs over the past five years. As a result, participation in these plans, and certain features of the plans, depend on when each executive was hired by the Company. In addition to its U.S. plans, several of the Company’s foreign subsidiaries provide pension benefits. The provision, structure and level of these benefits are based on both the market practice in individual countries as well as the cost of providing benefits. Despite the differences in the level and structure of the retirement benefits, most of the plans are related to an employee’s salary and service. In some countries, Visteon’s plans require that participants contribute to the plan in order to participate.

U.S. Executives Hired Before January 1, 2002 — Ms. Greenway

     Qualified Pension Plan

The non-contributory feature of the Qualified Pension Plan provides a monthly benefit, payable in the form of a life annuity, equal to a flat rate (fixed dollar rate) times years of employment prior to July 1, 2006. The highest flat rate in effect on June 30, 2006 was $47.45. Prior to July 1, 2006, following three months of employment, a participant could elect to be covered by the contributory feature of the plan and receive a contributory benefit in lieu of the non-contributory benefit. The contributory benefit, payable in the form of a life annuity, is equal to 1.5% of Final Average Monthly Salary times years of employment while a contributory participant plus 0.4% of Final Average Monthly Salary in excess of the Social Security Breakpoint times years of employment (not to exceed 35 years) while a contributory participant. Final Average Monthly Salary is the highest average monthly salary paid as of any five consecutive December 31 dates during the last 120 consecutive months that an employee contributes. The Social Security Breakpoint is equal to 150% of the average of the Social Security Wage Base for the last 35 years including the current plan year. Normal retirement is age 65 and portions of early retirement benefits are available at age 62 unreduced for age. Early retirement benefits are available as early as age 55 with 10 years of service or at any age with 30 years of service with portions reduced from age 62. If the employee was contributing to the plan as of June 30, 2006, future December 31 base pay amounts will continue to be recognized for purposes of determining the Final Average Monthly Salary under the traditional structure. Effective July 1, 2006, salaried employees accrue monthly cash balance benefits under the pension plan. The Cash Balance benefit is based on a hypothetical account which grows with 4% pay credits and interest credits based on the 30-year Treasury bond rate. At retirement, this account balance is converted into a monthly benefit payable in the form of a life annuity. The monthly benefit payable from the cash balance feature is reduced for early commencement if payment begins before age 65.

     Nonqualified Pension Plans

Since the Qualified Pension Plan is a qualified plan, it is subject to the rules of the Code. The Code limits the amount of benefits that may be paid by a qualified plan and it limits the amount of salary that may be recognized in computing plan benefits. For 2010, the maximum benefit accrual is $195,000 and the maximum annual salary the plan may recognize is $245,000. The Pension Parity Plan, an unfunded, nonqualified pension plan, restores any benefits lost due to the limitations on benefits and compensation imposed by the Code. The changes to the Qualified Pension Plan that took effect on July 1, 2006 also apply to the Pension Parity Plan.

For eligible executives hired prior to January 1, 2002, the SERP, a nonqualified, unfunded pension benefit, provides an additional monthly benefit, calculated in the form of a life annuity, equal to the participant’s Final Average Monthly Salary (without regard to the Code compensation limit) times years of employment times a percentage determined by job classification at retirement. The percentages range between 0.20% and 0.90%. Credited service earned under the SERP ceased to accrue as of June 30, 2006. Effective July 1, 2006, eligible executives accrue SERP benefits under a formula used for eligible executives hired on or after January 1, 2002, as described below.

The Pension Parity Plan and the SERP also provide for automatic payment in the form of a single lump sum distribution for benefits commencing on and after January 1, 2007. The actual conversion factors used to determine the single lump sum distribution are the same as those used to value the Company’s pension obligations in the Company’s audited financial statements.

U.S. Executives Hired on or After January 1, 2002 — Messrs. Stebbins and Quigley

     Qualified Pension Plan

Salaried employees hired on or after January 1, 2002 participate in the BalancePlus Program, a feature of the Qualified Pension Plan. The monthly benefit payable from the BalancePlus Program is based on the greater of the Cash Balance benefit or the Pension Equity benefit attributable to service prior to July 1, 2006, and a Cash Balance benefit for service thereafter. The Cash Balance benefit is based on a hypothetical account which grows with 4% pay credits and interest credits based on the 30-year Treasury bond rate. The Pension Equity benefit is based on a hypothetical account at age 65 equal to 12.5% of Final Average Monthly Salary times credited service. At retirement, these account balances are converted into a monthly benefit payable in the form of a life annuity. Credited service earned under the Pension Equity feature of the plan ceased to accrue as of June 30, 2006, although changes in base pay continued to be recognized for purposes of determining the Final Average Monthly Salary. The monthly benefit payable from the BalancePlus Program is reduced for early commencement if payment begins before age 65.

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

As stated above, the Pension Parity Plan and SERP also provide for automatic payment in the form of a single lump sum distribution for benefits commencing on and after January 1, 2007. The actuarial conversion factors used to determine the single lump distribution are the same as those used to value the Company’s pension obligations in the audited financial statements.

Executive Retiree Health Care Program

The Company will provide an executive retiree health care benefit upon retirement from the Company for designated executives. Pursuant to the program, such executives, after completing five years of service with the Company will be entitled to retiree health care benefits that are similar to those available to the Company’s employees who are eligible for postretirement benefits under the Visteon Retiree Health & Welfare Program. Of the Named Executive Officers, Mr. Stebbins is eligible for this program.

Defined Contribution Plan

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

Employment Agreement with Chief Executive Officer

Pursuant to the Company’s confirmed plan of reorganization, the previous employment agreement between the Company and Mr. Stebbins was terminated, and Mr. Stebbins and the Company entered into a new employment agreement effective as of October 1, 2010. Under the terms of the employment agreement, Mr. Stebbins will continue to serve as the Chief Executive Officer and Chairman of the Board of the Company. The employment agreement also provides for his initial annual base salary of $1,236,000. Mr. Stebbins will be eligible to participate in the Company’s annual incentive plan, as in effect from time to time. Mr. Stebbins annual incentive opportunity will have a target amount of 115% of his base salary based upon the attainment of one or more pre-established performance goals established by the Board. Mr. Stebbins will be eligible to participate in the Company’s long-term incentive program, as in effect from time to time. Mr. Stebbins long-term incentive opportunity will have a target amount of 375% of his base salary based upon the attainment of one or more pre-established performance goals established by the Board. The employment agreement also provides that Mr. Stebbins would receive upon the Company’s successful emergence from chapter 11, a grant of 366,667 shares of restricted stock and a cash bonus of $3,825,000, which included amounts attributable to the key employee incentive program and certain outstanding long-term incentive programs.

Upon Mr. Stebbins’s involuntary termination without Cause (as defined in the employment agreement) or any termination for Good Reason (as defined in the Employment Agreement), Mr. Stebbins’s severance benefits under the employment agreement will generally include: (i) the accrued benefits, the prior bonuses and the pro rata bonuses; (ii) a lump-sum cash amount equal to Mr. Stebbins’s base salary rate in effect on the date of termination, plus any unpaid portion of the Prerequisite Payment (as defined in the Employment Agreement) payable on termination; and (iii) continuation of certain benefit programs and outplacement assistance. The employment agreement contains various covenants prohibiting Mr. Stebbins’s disclosure of confidential information, solicitation of customers and employees, and engaging in competitive activity.

Potential Payments Upon Termination

Set forth below are estimated payments and benefits that would be provided to the Named Executive Officers upon their termination of employment under specified circumstances assuming that the relevant triggering event occurred at December 31, 2010. These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers, which would only be known at the time that they become eligible for payment and would only be payable if any of the triggering events were to occur.

Accrued amounts (other than the accelerated vesting of retirement benefits noted below) under the Company’s pension and defined contribution plans are not included in this table. The only unvested incentive or equity-based awards held by any of the Named Executive Officers as of December 31, 2010 were the restricted stock awards issued on October 1, 2010 (the “Emergence RSAs”) and are listed in the “Outstanding Equity Awards at 2010 Fiscal Year-End” table above.

	Involuntary		Qualifying
	Termination		Termination
	(w/o cause or for	Change in	after Change in
Named Executive Officer	Good Reason)	Control	Control

Donald J. Stebbins
Benefit:
• Severance Payments	$1,236,000	N/A	$7,972,000
• Accelerated Bonus	N/A	$—	$—
• Accelerated Stock Option/SAR Vesting	N/A	$—	$—
• Accelerated Restricted Stock/RSU Vesting	$22,688,000	$22,688,000	$22,688,000
• Continuation of Perquisites and Allowances	$—	N/A	$—
• Accelerated Retirement Benefits Vesting	N/A	N/A	$—
• Continuation of Health & Welfare Benefits(1)	$14,000	N/A	$50,000
• Outplacement Services(2)	$5,000	N/A	$664,000
• Tax Gross-Up	N/A	N/A	N/A

Totals	$23,943,000	$22,688,000	$31,374,000

William G. Quigley III
Benefit:
• Severance Payments	$644,000	N/A	$3,186,000
• Accelerated Bonus	N/A	$—	$—
• Accelerated Stock Option/SAR Vesting	N/A	$—	$—
• Accelerated Restricted Stock/RSU Vesting	$9,281,000	$9,281,000	$9,281,000
• Continuation of Perquisites and Allowances	$—	N/A	$—
• Accelerated Retirement Benefits Vesting	N/A	N/A	$—
• Continuation of Health & Welfare Benefits(1)	$14,000	N/A	$47,000
• Outplacement Services(2)	$5,000	N/A	$266,000
• Tax Gross-Up	N/A	N/A	N/A

Totals	$9,944,000	$9,281,000	$12,780,000

Joy M. Greenway
Benefit:
• Severance Payments	$500,000	N/A	$1,199,000
• Accelerated Bonus	N/A	$—	$—
• Accelerated Stock Option/SAR Vesting	N/A	$—	$—
• Accelerated Restricted Stock/RSU Vesting	$4,641,000	$4,641,000	$4,641,000
• Continuation of Perquisites and Allowances	$—	N/A	$—
• Accelerated Retirement Benefits Vesting	N/A	N/A	$—
• Continuation of Health & Welfare Benefits(1)	$14,000	N/A	$24,000
• Outplacement Services(2)	$5,000	N/A	$200,000
• Tax Gross-Up	N/A	N/A	N/A

Totals	$5,160,000	$4,641,000	$6,064,000

(1)	The estimated cost of continuing health and welfare benefits is based on current insurance premiums.

(2)	The amount of reimbursed services was assumed to be the maximum amount allowable under change in control agreements and the severance plan, described further below. The amounts to be reimbursed will be only for those expenses actually incurred by the executive, and may be significantly less than the amount presented in the table.

Potential Payments Upon Change in Control

The 2010 Incentive Plan provides for accelerated vesting or payout of equity and incentive awards upon a change in control, even if the executive does not terminate employment. The benefits include:

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

The accelerated vesting applies to all awards made under the 2010 Incentive Plan for all participating employees and is designed to retain and motivate employees during the uncertain process that precedes a change in control transaction. Under the 2010 Incentive Plan, a “change in control” will be deemed to have occurred as of the first day any one or more of the following is satisfied:

(A) any person is or becomes the beneficial owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such person any securities acquired directly from the Company or its affiliates) representing 40% or more of the combined voting power of the Company’s then outstanding securities;

(B) within any twelve (12) month period, the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the effective date of the 2010 Incentive Plan, constitute the Board of Directors of the Company and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company’s stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment, election or nomination for election was previously so approved or recommended;

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

Change in Control followed by Qualifying Termination

The Company has entered into change in control agreements with all of its executives, including the Named Executive Officers. These agreements provide for certain benefits if a qualifying termination occurs following a change in control of the Company. For the Named Executive Officers, a qualifying termination includes a termination of the executive’s employment without cause or a resignation for good reason, in each case, within two years after the change in control, as well as a resignation, with or without good reason, during the 30-day period at the end of the first year after a change in control.

In addition to the benefits described above under “Change in Control,” the Named Executive Officers are entitled to the following benefits pursuant to the change in control agreements:

•	the payment of any unpaid salary or incentive compensation, together with all other compensation and benefits payable to the executive under the terms of the Company’s compensation and benefits plans, earned through the date of termination;

•	a severance payment in the amount of three times (other than Ms. Greenway, which is one and a half times) base salary plus the executive’s target annual bonus;

•	all unvested options and time-based restricted stock, or similar grants, will vest and become immediately exercisable,

•	all contingent incentive compensation awards under the 2010 Incentive Plan (or other plans) for periods that have not been completed become payable immediately on a pro-rated basis assuming the achievement at target levels (or the then projected actual final level if such value would be higher than the target) of any individual or corporate performance goals;

•	reimbursement for the cost of outplacement services for up to three years (other than Ms. Greenway, which is up to two years) following termination, not to exceed 25% of the executives annual base salary plus his or her target annul bonus;

•	the aggregate account balances of the executive under any nonqualified account balance plan will be distributed as a lump sum payout;

•	the benefits then accrued by or payable to the executive under the SERP and the Pension Parity Plan, or any other nonqualified plan providing supplemental retirement or deferred compensation benefits, become fully vested;

•	the right to continue to use a company car, if any; and

•	the continuation for 36 months (other than Ms. Greenway, which is eighteen months) following termination of life, accident and health insurance benefits for the executive and his or her dependents.

Change in control payments for the Named Executive Officers are not grossed up for the payment of any section 280(G) excise taxes. However, the executive may choose to have his or her total payments under the agreement reduced so that no portion of the total payments will be subject to section 280(G) excise taxes.

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

The definition of “change of control” under the change in control agreements is substantially the same as described above under “Change in Control.” Each executive agrees to comply with confidentiality and non-competition covenants during the term of the agreement and for a period thereafter. In addition, in the event of a potential change of control, as defined therein, each executive agrees not to voluntarily terminate his or her employment, except for retirement or good reason, until the earlier of six months after such potential change of control or the occurrence of a change in control.

Voluntary Termination (Without “Good Reason” or for “Cause”)

An executive who voluntarily resigns without good reason or whose employment is terminated by the Company for cause (each as defined in the Change in Control Agreements, Terms and Conditions of Initial Stock Grants and the individual employment agreement applicable to Mr. Stebbins) will be entitled to receive unpaid salary and benefits, if any, he has accrued through the effective date of his termination, and the executive will forfeit any unvested Emergence RSAs.

Involuntary Termination (Without “Cause” or for “Good Reason”)

Upon the involuntary termination of employment by the Company (other than for specified reasons, including disability, availability of other severance benefits, and inappropriate conduct), all officers elected by the Board of Directors are entitled to severance benefits under the 2010 Visteon Executive Severance Plan. These severance benefits include a cash payment equal to one year of base salary, the reimbursement of medical coverage premiums under COBRA for one year following termination, the payment of the remaining value of his or her flexible perquisites account, and the provision of outplacement services for up to six months. However, if the eligible executive does not execute an acceptable release and waiver of claims, such executive will only be entitled to a cash payment equal to four weeks of base salary. The severance plan permits executives to receive both the severance benefits under the plan and, if eligible, the retirement benefits described above. Mr. Stebbins may elect to receive similar benefits under his employment agreement in lieu of benefits under the Company’s severance plan.

The 2010 Incentive Plan does not accelerate any of the outstanding awards held by executives who are involuntarily terminated. However, pursuant to the Terms and Conditions of Initial Stock Grants applicable to the Emergence RSAs, all unvested Emergence RSAs held by a Named Executive Officer will accelerate and vest in the event of an involuntary termination without cause or a voluntary termination for good reason (each as defined in the Terms and Conditions of Initial Stock Grants).

In addition to the benefits referred to above, in the event of an involuntary termination without cause or a voluntary termination for good reason, Mr. Stebbins’ employment agreement provides that he shall also be entitled to the payment of bonus and other long-term incentive awards in respect of performance periods that are not completed as of the date of termination on a prorated basis, to the extent otherwise payable under the terms of such awards.

Termination Upon Retirement, Death or Disability

Following termination of executive’s employment for disability, the executive will receive all compensation payable under the Company’s disability and medical plans and insurance policies, which are available generally to the Company’s salaried employees.

Upon retirement or disability, each Named Executive Officer’s outstanding Emergence RSAs will continue to vest in accordance with their original terms. In the event of a termination by reason of death, each Named Executive Officer’s outstanding Emergence RSAs will accelerate and vest.

In addition to the benefits referred to above, in the event of a termination by reason of death or disability, Mr. Stebbins’ employment agreement provides that he shall also be entitled to the payment of bonus and other long-term incentive awards in respect of performance periods that are not completed as of the date of termination on a prorated basis, to the extent otherwise payable under the terms of such awards.

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

DIRECTOR COMPENSATION

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2010. Directors who are employees of the Company receive no additional compensation for serving on the board.

	Fees Earned or		All Other
	Paid in Cash	Stock Awards	Compensation	Total
Name(1)	($)(2)	($)(3)	($)(4)	($)

Duncan H. Cocroft	27,500	71,250	—	98,750
Philippe Guillemot	23,750	71,250	—	95,000
Herbert L. Henkel	26,250	71,250	—	97,500
Mark T. Hogan	21,250	71,250	—	92,500
Jeffery D. Jones	21,250	71,250	—	92,500
Karl J. Krapek	172,500	71,250	2,498	246,248
Timothy D. Leuliette	23,750	71,250	—	95,000
William E. Redmond, Jr.	23,750	71,250	—	95,000
Steven K. Hamp	130,000	—	—	130,000
Patricia L. Higgins	137,500	—	—	137,500
Alex J. Mandl	137,500	—	—	137,500
Charles L. Schaffer	148,750	—	—	148,750
Richard J. Taggart	137,500	—	—	137,500
James D. Thornton	137,500	—	—	137,500
Kenneth B. Woodrow	145,000	—	2,002	147,002

(1)	As a result of the effectiveness of the Company’s plan of reorganization, Messrs. Hamp, Mandl, Schaffer, Taggart, Thornton and Woodrow and Ms. Higgins ceased to be directors of the Company, and Messrs. Guillemot, Henkel, Hogan, Jones, Leuliette, and Redmond were elected to the Board. Mr. Cocroft was appointed to the Board on October 18, 2010.

(2)	The following directors deferred 2010 cash compensation into their deferred unit account under the Deferred Compensation Plan for Non-Employee Directors (described below):

2010 Cash
Name	Deferred

Mr. Schaffer	$148,750

(3)	As of December 31, 2010, Messrs. Cocroft, Guillemot, Henkel, Hogan, Jones, Krapek, Leuliette, and Redmond owned 1,090 stock units each pursuant to the Visteon Corporation Non-Employee Director Stock Unit Plan (described below).

(4)	The “All Other Compensation” column includes the amount of various reportable perquisites and other personal benefits, including imputed income for commercial flights by spouses to attend board functions that included spouse participation. This column also includes tax gross-ups made by the Company in 2010 on behalf of Mr. Krapek ($1,073) and Mr. Woodrow ($887) related to perquisites and other personal benefits.

All non-employee directors currently receive an annual cash retainer of $85,000, which was an increase from $80,000 as of September 30, 2010 based on a review of current market practices. During 2010, the annual retainer was restored to $80,000 after a voluntary decrease by directors during 2009 in connection with the Chapter 11 Proceedings. Committee chairs and Audit Committee members receive an additional annual committee retainer of $10,000, except the Chair of the Audit Committee who receives $15,000. These amounts were unchanged for 2010. All retainers are paid in quarterly installments. In addition, the Company reimburses its directors for expenses, including travel and entertainment, they incur in connection with attending board and committee meetings. For 2011, the Company appointed a Lead Independent Director, who will receive an additional annual retainer of $15,000.

In connection with the Chapter 11 Proceedings, stock unit awards were suspended under the old Non-Employee Director Stock Unit Plan, and cash payments were made in lieu thereof. As a result, Ms. Higgins and Messrs. Hamp, Krapek, Mandl, Schaffer, Taggart, Thornton and Woodrow each received a cash payment in the amount of $70,000. Pursuant to the Plan of Reorganization, the Company terminated the old Non-Employee Director Stock Unit Plan. On December 15, 2010, the Company adopted a new Non-Employee Director Stock Unit Plan, which provides for an annual grant to each non-employee director of stock units valued at $95,000 on the day following the Company’s annual meeting. The new plan also provided for an initial award of stock units valued at $71,250 on December 15, 2010 to each of Messrs. Cocroft, Guillemot, Henkel, Hogan, Jones, Krapek, Leuliette and Redmond. Amounts are allocated to the unit accounts based on the average of the high and low price of the Company’s common stock on the date of award, and the value of this account is directly related to the performance of the Company’s common stock. Amounts attributed to a director’s unit account under the Non-Employee Director Stock Unit Plan will not be distributed until after termination of his or her board service, either in a lump sum or in ten annual installments on the later of January 15th of the year following or six months after the date of termination of service.

Non-employee directors may elect to defer up to 100% of their total retainer and any cash payments under the Deferred Compensation Plan for Non-Employee Directors, a nonqualified benefit plan, into a unit account. The amounts deferred into the unit account are allocated based on the average of the high and low price of the Company’s common stock on the date of the deferral, and the value of this account is directly related to the performance of the Company’s common stock. Amounts deferred on or prior to September 30, 2010, but after June 1, 2009 were credited to an interest bearing account. All amounts deferred are distributed following termination of board service in a lump sum or in ten annual installments on the later of January 15th of the year following or six months after the date of termination of service. As noted above, stock units held under the Non-Employee Director Stock Unit Plan and the Deferred Compensation Plan for Non-Employee Directors cannot be sold or transferred during a director’s service on the Company’s board. The Company believes that this restriction best links director and stockholder interests. The Company’s current stock ownership guideline also requires non-employee directors to hold all their equity-based awards from the Company until termination of board service.

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

Unless otherwise noted, a person has sole voting and dispositive power for those shares shown as beneficially owned by him or her. The percentages shown below compare the person’s beneficially owned shares with the total number of shares of the Company’s common stock outstanding on March 2, 2011 (50,759,380 shares).

Directors and Executive Officers

The following table contains stockholding information for the Company’s directors and executive officers, as well as stock units credited to their accounts under various compensation and benefit plans as of March 2, 2011. No shares have been pledged as collateral for loans or other obligations by any director or executive officer listed below.

	Common Stock
	Beneficially Owned
		Percent of	Stock
Name	Number(1)	Outstanding	Units(2)(3)

Donald J. Stebbins	305,556	*	—
Duncan H. Cocroft	—	*	1,090
Philippe Guillemot	—	*	1,090
Herbert L. Henkel	—	*	1,090
Mark T. Hogan	—	*	1,090
Jeffery D. Jones	—	*	1,090
Karl J. Krapek	—	*	1,090
Timothy D. Leuliette	—	*	1,090
William E. Redmond, Jr.	1,350	*	1,090
William G. Quigley III	125,000	*	—
Joy M. Greenway	62,500	*	—
All executive officers and directors as a group (18 persons)	756,908	1.5%	71,220

*	Less than 1%.

(1)	For executive officers, the shares of common stock shown are subject to certain restrictions on transfer.

(2)	For non-employee directors, the amounts shown include stock units credited under the Deferred Compensation Plan for Non-Employee Directors and the Non-Employee Director Stock Unit Plan, and are payable following termination of Board service in cash or shares of common stock at the election of the Company.

(3)	Includes restricted stock units granted to executive officers under the Visteon Corporation 2010 Incentive Plan, which are payable upon vesting in cash or shares of common stock at the election of the Company.

Other Beneficial Owners

The Company believes that the following table is an accurate representation of beneficial owners of more than 5% of any class of the Company’s voting securities as of March 2, 2011. The table is based upon reports on Schedules 13G and 13D and Forms 4 filed with the Securities and Exchange Commission or other information believed to be reliable.

			Percent of
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Ownership	Class

Common Stock	Cyrus Capital Partners, L.P.	3,990,986 shares held with shared dispositive and voting power	7.9%
Common Stock	Monarch Funds	3,419,932(1)	6.8%

(1)	Consists of 18,019 shares beneficially owned by Monarch Capital Master Partners II-A LP, including 17,127 shares underlying warrants to purchase shares of Visteon common stock; 51,665 shares beneficially owned by Monarch Capital Master Partners LP, including 49,682 shares underlying warrants to purchase shares of Visteon common stock; 8,773 shares beneficially owned by Monarch Cayman Fund Limited, including 7,154 shares underlying warrants to purchase shares of Visteon common stock; 87,116 shares beneficially owned by Monarch Debt Recovery Master Fund Ltd, including 62,941 shares underlying warrants to purchase shares of Visteon common stock; 4,113,510 shares beneficially owned by Monarch Master Funding Ltd; 62,601 shares beneficially owned by Monarch Opportunities Master Fund Ltd, including 34,026 shares underlying warrants to purchase shares of Visteon common stock; and 8,048 shares beneficially owned by Oakford MF Limited, including 5,933 shares underlying warrants to purchase shares of Visteon common stock.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2010 relating to its equity compensation plans pursuant to which grants of stock options, stock appreciation rights, stock rights, restricted stock, restricted stock units and other rights to acquire shares of its common stock may be made from time to time.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding	Plans (excluding
	Warrants	Options, Warrants	securities reflected in
Plan Category	and Rights (a)(1)	and Rights(b)	column(a)) (c)(2)

Equity compensation plans approved by security holders(3)	356,855	—	3,943,706
Equity compensation plans not approved by security holders	—	—	—

Total	356,855	—	3,943,706

(1)	Comprised solely of outstanding restricted stock units granted pursuant to the Visteon Corporation 2010 Incentive Plan, which may be settled in stock or cash at the election of the Company without further payment by the holder. Excludes 1,035,164 unvested shares of restricted common stock issued pursuant to the Visteon Corporation 2010 Incentive Plan.

(2)	Excludes an indefinite number of stock units that may be awarded under the Visteon Corporation Non-Employee Director Stock Unit Plan, which units may be settled in cash or shares of the Company’s common stock. Such plan provides for an annual, automatic grant of stock units worth $95,000 to each non-employee director of the Company. There is no maximum number of securities that may be issued under this Plan, however, the Plan will terminate on December 15, 2020 unless earlier terminated by the Board of Directors.

(3)	The Visteon Corporation 2010 Incentive Plan was approved as part the Company’s plan or reorganization, which is deemed to be approved by security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

During 2010, Visteon and our subsidiaries purchased various automotive sub-components totaling approximately $832,000 from Dura Automotive LLC and its subsidiaries in the ordinary course of their businesses. We expect that we will continue to make similar purchases during 2011 and beyond. Mr. Leuliette, a director of Visteon, was the Chairman, President and Chief Executive Officer of Dura Automotive LLC, as well as Managing Director of Patriarch Partners LLC, the majority shareholder of Dura Automotive LLC, until October 14, 2010.

Director Independence

The Corporate Governance Guidelines adopted by the Board of Directors provide that a majority of the members of the Board, and each member of the Audit, Organization and Compensation, Corporate Governance and Nominating and Finance committees, must meet the independence criteria of applicable law and stock exchange listing standards. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with the Company. To assist it in determining director independence, the Board of Directors has adopted the Visteon Director Independence Guidelines. The Visteon Director Independence Guidelines contain categorical standards of independence which conform to, or are more exacting than applicable law and stock exchange listing standards. In addition to applying its guidelines, the Board will consider all relevant facts and circumstances that it is aware of in making an independence determination.

The Board undertook its annual review of director independence in March 2011, and, based on the listing standards of the New York Stock Exchange and the Visteon Director Independence Guidelines, the Board has affirmatively determined that all of the non-employee directors, namely Messrs. Cocroft, Guillemot, Henkel, Hogan, Jones, Krapek, Leuliette, and Redmond, are independent. None of these non-employee directors currently has any relationship with the Company (other than as a director or stockholder). Mr. Stebbins is not independent due to his employment as a senior executive of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Audit Committee selects, subject to shareholder ratification, our independent registered public accounting firm for each fiscal year. During the year ended December 31, 2010, PricewaterhouseCoopers LLP was employed principally to perform the annual audit of the company’s consolidated financial statements and internal control over financial reporting and to provide other services. Fees paid to PricewaterhouseCoopers LLP for each of the past two years are listed in the following table:

	Audit	Audit		All Other
Year Ended December 31	Services Fees	Related Fees	Tax Fees	Fees

2010	$10,850,000	$56,000	$400,000	$—
2009	$7,802,000	$46,000	$500,000	$—

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

3.  Exhibits

(b) The exhibits listed on the “Exhibit Index” on pages 164 — 166 are filed with this Annual Report on Form 10-K or incorporated by reference as set forth therein.

VISTEON CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	(Benefits)/			Balance
	Beginning	Charges to			at End
	of Period	Income	Deductions(a)	Other(b)	of Period
			(Dollars in Millions)

Successor — Three Months Ended December 31, 2010:
Allowance for doubtful accounts	$—	$(4)	$4	$—	$—
Valuation allowance for deferred taxes	1,485	(6)	—	(16)	1,463
Predecessor — Nine Months Ended October 1, 2010:
Allowance for doubtful accounts	$23	$3	$(2)	$(24)	$—
Valuation allowance for deferred taxes	2,238	(753)	—	—	1,485
Predecessor — Year Ended December 31, 2009:
Allowance for doubtful accounts	$37	$5	$(19)	$—	$23
Valuation allowance for deferred taxes	2,079	521	—	(362)	2,238
Predecessor — Year Ended December 31, 2008:
Allowance for doubtful accounts	$18	$1	$—	$18	$37
Valuation allowance for deferred taxes	2,102	316	—	(339)	2,079

(a)	Deductions represent uncollectible accounts charged off.

(b)	Valuation allowance for deferred taxes

Represents adjustments recorded through other comprehensive income, exchange and includes other adjustments in 2009 and 2008 such as adjustments related to the Company’s U.S. residual tax liability on assumed repatriation of foreign earnings, various tax return true-up adjustments and adjustments related to deferred tax attributes adjusted for uncertain tax positions carrying a full valuation allowance, all of which impact deferred taxes and the related valuation allowances. In 2009, other also includes the transfer of the remaining U.K. tax attributes carrying a full valuation allowance to the Administrators as a result of the UK Administration and related deconsolidation in the first quarter of 2009. In 2008, other also includes the transfer of certain U.K. tax attributes carrying a full valuation allowance to Linamar Corporation in connection with the Swansea Divestiture in the third quarter of 2008.

Allowance for doubtful accounts

Other represents the revaluation of accounts receivable to fair value upon the adoption of fresh-start accounting in connection with the emergence from bankruptcy on October 1, 2010 and an increase of allowance amounts upon amendment of the European securitization in October 2008 whereby the transferor was consolidated in accordance with the requirements of accounting guidance.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ WILLIAM G. QUIGLEY III
William G. Quigley III
Executive Vice President
and Chief Financial Officer

Date: March 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 9, 2011, by the following persons on behalf of Visteon Corporation and in the capacities indicated.

Signature		Title

/s/ Donald J. Stebbins Donald J. Stebbins		Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ William G. Quigley III William G. Quigley III		Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Michael J. Widgren Michael J. Widgren		Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
/s/ Duncan H. Cocroft* Duncan H. Cocroft		Director
/s/ Philippe Guillemot* Philippe Guillemot		Director
/s/ Herbert L. Henkel* Herbert L. Henkel		Director
/s/ Mark T. Hogan* Mark T. Hogan		Director
/s/ Jeffrey D. Jones* Jeffrey D. Jones		Director
/s/ Karl J. Krapek* Karl J. Krapek		Director
/s/ Timothy D. Leuliette* Timothy D. Leuliette		Director
/s/ William E. Redmond, Jr*. William E. Redmond, Jr.		Director

*By:	/s/ William G. Quigley III William G. Quigley III Attorney-in-Fact

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Fifth Amended Joint Plan of Reorganization, filed August 31, 2010 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Visteon Corporation filed on September 7, 2010 (File No. 001-15827)).
2.2	Fourth Amended Disclosure Statement, filed June 30, 2010 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Visteon Corporation filed on September 7, 2010 (File No. 001-15827)).
3.1	Second Amended and Restated Certificate of Incorporation of Visteon Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A of Visteon Corporation filed on September 30, 2010 (File No. 000-54138)).
3.2	Second Amended and Restated Bylaws of Visteon Corporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 8-A of Visteon Corporation filed on September 30, 2010 (File No. 000-54138)).
4.1	Warrant Agreement, dated as of October 1, 2010, by and between Visteon Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 8-A of Visteon Corporation filed on September 30, 2010 (File No. 000-54138)).
4.2	Warrant Agreement, dated as of October 1, 2010, by and between Visteon Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 8-A of Visteon Corporation filed on September 30, 2010 (File No. 000-54138)).
4.3	Form of Common Stock Certificate of Visteon Corporation (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Visteon Corporation filed on October 1, 2010 (File No. 001-15827)).
10.1	Registration Rights Agreement, dated as of October 1, 2010, by and among Visteon Corporation and certain investors listed therein (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Visteon Corporation filed on October 1, 2010 (File No. 001-15827)).
10.2	Equity Commitment Agreement, dated as of May 6, 2010, by and among Visteon Corporation, Alden Global Distressed Opportunities Fund, L.P., Allen Arbitrage, L.P., Allen Arbitrage Offshore, Armory Master Fund Ltd., Capital Ventures International, Caspian Capital Partners, L.P., Caspian Select Credit Master Fund, Ltd., Citadel Securities LLC, CQS Convertible and Quantitative Strategies Master Fund Limited, CQS Directional Opportunities Master Fund Limited, Crescent 1 L.P., CRS Fund Ltd., CSS, LLC, Cumber International S.A., Cumberland Benchmarked Partners, L.P., Cumberland Partners, Cyrus Europe Master Fund Ltd., Cyrus Opportunities Master Fund II, Ltd., Cyrus Select Opportunities Master Fund, Ltd., Deutsche Bank Securities Inc. (solely with respect to the Distressed Products Group), Elliott International, L.P., Goldman, Sachs & Co. (solely with respect to the High Yield Distressed Investing Group), Halbis Distressed Opportunities Master Fund Ltd., Kivu Investment Fund Limited, LongView Partners B, L.P., Mariner LDC (Caspian), Mariner LDC (Riva Ridge), Merced Partners II, L.P., Merced Partners Limited Partnership, Monarch Master Funding Ltd., NewFinance Alden SPV, Oak Hill Advisors, L.P., Quintessence Fund L.P., QVT Fund LP, Riva Ridge Master Fund, Ltd., Seneca Capital LP, Silver Point Capital, L.P., SIPI Master Ltd., Solus Alternative Asset Management LP, Spectrum Investment Partners, L.P., Stark Criterion Master Fund Ltd., Stark Master Fund Ltd., The Liverpool Limited Partnership, The Seaport Group LLC Profit Sharing Plan, UBS Securities LLC, Venor Capital Management, Whitebox Combined Partners, L.P., and Whitebox Hedged High Yield Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on August 9, 2010 (File No. 001-15827)).

Exhibit
No.		Description

10.3		First Amendment, dated as of June 13, 2010, to the Equity Commitment Agreement, by and among Visteon Corporation, Alden Global Distressed Opportunities Fund, L.P., Allen Arbitrage, L.P., Allen Arbitrage Offshore, Armory Master Fund Ltd., Capital Ventures International, Caspian Capital Partners, L.P., Caspian Select Credit Master Fund, Ltd., Citadel Securities LLC, CQS Convertible and Quantitative Strategies Master Fund Limited, CQS Directional Opportunities Master Fund Limited, Crescent 1 L.P., CRS Fund Ltd., CSS, LLC, Cumber International S.A., Cumberland Benchmarked Partners, L.P., Cumberland Partners, Cyrus Europe Master Fund Ltd., Cyrus Opportunities Master Fund II, Ltd., Cyrus Select Opportunities Master Fund, Ltd., Deutsche Bank Securities Inc. (solely with respect to the Distressed Products Group), Elliott International, L.P., Goldman, Sachs & Co. (solely with respect to the High Yield Distressed Investing Group), Halbis Distressed Opportunities Master Fund Ltd., Kivu Investment Fund Limited, LongView Partners B, L.P., Mariner LDC (Caspian), Mariner LDC (Riva Ridge), Merced Partners II, L.P., Merced Partners Limited Partnership, Monarch Master Funding Ltd., NewFinance Alden SPV, Oak Hill Advisors, L.P., Quintessence Fund L.P., QVT Fund LP, Riva Ridge Master Fund, Ltd., Seneca Capital LP, Silver Point Capital, L.P., SIPI Master Ltd., Solus Alternative Asset Management LP, Spectrum Investment Partners, L.P., Stark Criterion Master Fund Ltd., Stark Master Fund Ltd., The Liverpool Limited Partnership, The Seaport Group LLC Profit Sharing Plan, UBS Securities LLC, Venor Capital Management, Whitebox Combined Partners, L.P., and Whitebox Hedged High Yield Partners, L.P. (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on August 9, 2010 (File No. 001-15827)).
10.4		Term Loan Agreement, dated October 1, 2010 by and among Visteon Corporation, certain of its subsidiaries, the lenders party thereto and Morgan Stanley Senior Funding Inc. as the Term Administrative Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Visteon Corporation filed on October 1, 2010 (File No. 001-15827)).
10.5		Revolving Loan Credit Agreement, dated October 1, 2010 by and among Visteon Corporation, certain of its subsidiaries, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as the Revolver Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on October 1, 2010 (File No. 001-15877)).
10.6		Global Settlement and Release Agreement, dated September 29, 2010, by and among Visteon Corporation, Ford Motor Company and Automotive Components Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon Corporation filed on October 1, 2010 (File No. 001-15827)).
10.7		Employment Agreement, dated October 1, 2010, by and between Visteon Corporation and Donald J. Stebbins (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K of Visteon Corporation filed on October 1, 2010 (File No. 001-15827)).*
10.8		Form of Executive Officer Change in Control Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Visteon Corporation filed on October 1, 2010 (File No. 001-15827)).*
10	.8.1	Schedule identifying substantially identical agreements to Executive Officer Change in Control Agreement constituting Exhibit 10.8 hereto entered into by Visteon Corporation with Messrs. Stebbins and Quigley.*
10.9		Form of Officer Change In Control Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Visteon Corporation filed on October 1, 2010 (File No. 001-15827)).*
10	.9.1	Schedule identifying substantially identical agreements to Officer Change in Control Agreement constituting Exhibit 10.9 hereto entered into by Visteon Corporation with Messrs. Pallash, Meszaros, Sharnas, Sistek and Widgren and Mses. Stephenson, Fream and Greenway.*
10.10		Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Visteon Corporation filed on September 30, 2010 (File No. 333-169695)).*
10	.10.1	Form of Terms and Conditions of Initial Restricted Stock Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of Visteon Corporation filed on September 30, 2010 (File No. 333-169695)).*

Exhibit
No.		Description

10	.10.2	Form of Terms and Conditions of Initial Restricted Stock Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 of Visteon Corporation filed on September 30, 2010 (File No. 333-169695)).*
10	.10.3	Form of Terms and Conditions of Nonqualified Stock Options under the Visteon Corporation 2010 Incentive Plan.*
10	.10.4	Form of Terms and Conditions of Stock Appreciation Rights under the Visteon Corporation 2010 Incentive Plan.*
10	.10.5	Form of Terms and Conditions of Restricted Stock Grants under the Visteon Corporation 2010 Incentive Plan.*
10	.10.6	Form of Terms and Conditions of Restricted Stock Unit Grants under the Visteon Corporation 2010 Incentive Plan.*
10	.10.7	Form of Terms and Conditions of Performance Unit Grants under the Visteon Corporation 2010 Incentive Plan.*
10.11		Visteon Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Visteon Corporation filed on October 22, 2010 (File No. 333-107104)).*
10.12		Visteon Corporation 2010 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Visteon Corporation filed on October 22, 2010 (File No. 333-107104)).*
10.13		Visteon Corporation 2010 Pension Parity Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of Visteon Corporation filed on October 22, 2010 (File No. 333-107104)).*
10.14		2010 Visteon Executive Severance Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Visteon Corporation filed on October 22, 2010 (File No. 333-107104)).*
10.15		Visteon Corporation Non-Employee Director Stock Unit Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 of Visteon Corporation filed on December 22, 2010 (File No. 333-170104)).*
10.16		Form of Executive Retiree Health Care Agreement (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2009).*
10	.16.1	Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.23 hereto entered into by Visteon with Mr. Stebbins and Ms. D. Stephenson (incorporated by reference to Exhibit 10.23.1 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2009).*
14.1		Visteon Corporation — Ethics and Integrity Policy (code of business conduct and ethics) (incorporated by reference to Exhibit 14.1 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008).
21.1		Subsidiaries of Visteon Corporation.
23.1		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
24.1		Powers of Attorney relating to execution of this Annual Report on Form 10-K.
31.1		Rule 13a-14(a) Certification of Chief Executive Officer dated March 9, 2011.
31.2		Rule 13a-14(a) Certification of Chief Financial Officer dated March 9, 2011.
32.1		Section 1350 Certification of Chief Executive Officer dated March 9, 2011.
32.2		Section 1350 Certification of Chief Financial Officer dated March 9, 2011.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.