Form 10-Q
period 2011-03-31
VISTEON CORP
filed 2011-05-05
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-15827

VISTEON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	38-3519512 (I.R.S. employer Identification number)

One Village Center Drive, Van Buren Township, Michigan (Address of principal executive offices)	48111 (Zip code)

Registrant’s telephone number, including area code: (734) 710-5800

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ✓    No

As of April 29, 2011, the Registrant had outstanding 51,076,591 shares of common stock, par value $.01 per share.

Exhibit index located on page number 44.

VISTEON CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

INDEX

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, Dollars in Millions, Except Per Share Amounts)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31	March 31
	2011	2010
Net sales
Products	$1,973	$1,846
Services	—	58

	1,973	1,904
Cost of sales
Products	1,824	1,429
Services	—	57

	1,824	1,486
Gross Margin	149	418
Selling, general and administrative expenses	102	113
Reorganization expenses, net	—	30
Other (income) expense, net	(2)	29

Operating Income	49	246
Interest expense	15	6
Interest income	6	3
Equity in net income of non-consolidated affiliates	44	30

Income before income taxes	84	273
Provision for income taxes	28	25

Net income	56	248
Net income attributable to noncontrolling interests	17	15

Net income attributable to Visteon Corporation	$39	$233

Per Share Data:
Net earnings per basic share attributable to Visteon Corporation	$0.77	$1.79
Net earnings per diluted share attributable to Visteon Corporation	$0.75	$1.79

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, Dollars in Millions)

	March 31	December 31
	2011	2010

ASSETS
Cash and equivalents	$831	$905
Restricted cash	70	74
Accounts receivable, net	1,240	1,092
Inventories, net	414	364
Other current assets	305	267

Total current assets	2,860	2,702
Property and equipment, net	1,618	1,582
Equity in net assets of non-consolidated affiliates	488	439
Intangible assets, net	391	396
Other non-current assets	92	89

Total assets	$5,449	$5,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt, including current portion of long-term debt	$80	$78
Accounts payable	1,314	1,203
Accrued employee liabilities	182	196
Other current liabilities	360	365

Total current liabilities	1,936	1,842
Long-term debt	486	483
Employee benefits	544	526
Deferred income taxes	200	190
Other non-current liabilities	225	217
Shareholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $0.01, 250 million shares authorized, 51 million shares issued and outstanding)	1	1
Stock warrants	24	29
Additional paid-in capital	1,117	1,099
Retained earnings	125	86
Accumulated other comprehensive income	103	50
Treasury stock	(5)	(5)

Total Visteon Corporation shareholders’ equity	1,365	1,260
Noncontrolling interests	693	690

Total shareholders’ equity	2,058	1,950

Total liabilities and shareholders’ equity	$5,449	$5,208

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Dollars in Millions)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31	March 31
	2011	2010
Operating Activities
Net income	$56	$248
Adjustments to reconcile net income to net cash (used by) provided from operating activities:
Depreciation and amortization	77	73
Pension and OPEB, net	—	(240)
Loss on sale of assets	—	21
Equity in net income of non-consolidated affiliates, net of dividends remitted	(44)	(29)
Reorganization expenses, net	—	30
Other non-cash items	10	11
Changes in assets and liabilities:
Accounts receivable	(122)	(95)
Inventories	(41)	(38)
Accounts payable	77	49
Other assets and liabilities	(63)	10

Net cash (used by) provided from operating activities	(50)	40
Investing Activities
Capital expenditures	(55)	(25)
Proceeds from asset sales	1	1

Net cash used by investing activities	(54)	(24)
Financing Activities
Cash restriction, net	4	(2)
Short-term debt, net	3	—
Proceeds from issuance of debt, net of issuance costs	—	4
Principal payments on debt	(3)	(12)
Other	5	(1)

Net cash provided from (used by) financing activities	9	(11)
Effect of exchange rate changes on cash and equivalents	21	(3)

Net (decrease) increase in cash and equivalents	(74)	2
Cash and equivalents at beginning of period	905	962

Cash and equivalents at end of period	$831	$964

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Basis of Presentation

Description of Business:  Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of climate, interiors and electronics systems, modules and components to global automotive original equipment manufacturers (“OEMs”). Headquartered in Van Buren Township, Michigan, Visteon has a workforce of approximately 26,500 employees and a network of manufacturing operations, technical centers, and joint ventures in every major geographic region of the world.

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

Reorganization under Chapter 11 of the U.S. Bankruptcy Code:  On May 28, 2009, Visteon and certain of its U.S. subsidiaries (the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”). On October 1, 2010 (the “Effective Date”), the Company emerged from bankruptcy. The Company adopted fresh-start accounting upon emergence from the chapter 11 proceedings and became a new entity for financial reporting purposes as of the Effective Date. Therefore, the consolidated financial statements for the reporting entity subsequent to the Effective Date (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to the Effective Date (the “Predecessor”). Revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization of the business prior to the Effective Date

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Basis of Presentation — (Continued)

have been reported separately as Reorganization expenses, net in the Company’s statement of operations and include the following (dollars in millions):

Predecessor
Three Months
Ended
March 31
2010

Professional fees	$20
Other direct costs, net	10

$30

Cash payments for Reorganization expenses	$18

Other (Income) Expense, Net:  Other (income) expense, net consists of the following:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31	March 31
	2011	2010
Loss on sale of assets	$—	$21
Restructuring	(2)	8

	$(2)	$29

On March 8, 2010, the Company completed the sale of substantially all of the assets of Atlantic Automotive Components, L.L.C., (“Atlantic”), to JVIS Manufacturing LLC, an affiliate of Mayco International LLC. The Company recorded losses of approximately $21 million in connection with the sale of Atlantic assets during the first quarter of 2010.

The Company has undertaken various restructuring activities to achieve its strategic and financial objectives. Restructuring activities include, but are not limited to, plant closures, production relocation, administrative cost structure realignment and consolidation of available capacity and resources. The Company expects to finance restructuring programs through cash on hand, cash generated from its ongoing operations, reimbursements pursuant to customer accommodation and support agreements or through cash available under its existing debt agreements, subject to the terms of applicable covenants. Restructuring costs are recorded as elements of a plan are finalized and the timing of activities and the amount of related costs are not likely to change. However, such costs are estimated based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a timeframe such that significant changes to the plan are not likely. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated.

During the first quarter of 2011, the Company recorded approximately $4 million for employee severance and termination benefits associated with previously announced actions at two European Interiors facilities. The Company also reversed approximately $6 million of previously established accruals for employee severance and termination benefits at a European Interiors facility pursuant to a March 2011 contractual agreement to cancel the related social plan.

During the first quarter of 2010, the Company recorded approximately $4 million in employee severance and termination benefits related to cost reduction actions taken to streamline engineering and corporate administrative and support functions, impacting approximately 70 employees in the United States.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Basis of Presentation — (Continued)

Additionally, the Company recorded approximately $2 million of employee severance and termination benefit costs and $2 million of equipment relocation costs for previously announced restructuring actions.

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

Restricted Cash:  Restricted cash represents amounts designated for uses other than current operations and includes $49 million related to escrowed pre-emergence professional fees, $15 million related to the Letter of Credit Reimbursement and Security Agreement, and $6 million related to cash collateral for other corporate purposes at March 31, 2011.

NOTE 2.	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of inventories is provided below:

	March 31	December 31
	2011	2010
	(Dollars in Millions)

Raw materials	$158	$120
Work-in-process	174	174
Finished products	92	76

	$424	$370
Valuation reserves	(10)	(6)

	$414	$364

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Other Assets

Other current assets

Other current assets consist of the following:

	March 31	December 31
	2011	2010
	(Dollars in Millions)

Pledged accounts receivable	$101	$90
Recoverable taxes	97	80
Deferred tax assets	36	33
Deposits	31	35
Prepaid assets	22	16
Other	18	13

	$305	$267

Other non-current assets

Other non-current assets consist of the following:

	March 31	December 31
	2011	2010
	(Dollars in Millions)

Deposits	$25	$24
Income tax receivable	15	14
Deferred tax assets	15	13
Debt issue costs	11	12
Pension overfunding	7	6
Notes and other receivables	6	6
Other	13	14

	$92	$89

NOTE 4.	Property and Equipment

Property and equipment, net consists of the following:

	March 31	December 31
	2011	2010
	(Dollars in Millions)

Land	$219	$213
Buildings and improvements	323	312
Machinery, equipment and other	984	935
Construction in progress	115	93

Total property and equipment	$1,641	$1,553
Accumulated depreciation	(106)	(55)

	$1,535	$1,498
Product tooling, net of amortization	83	84

Property and equipment, net	$1,618	$1,582

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Property and Equipment — (Continued)

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

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31	March 31
	2011	2010
Depreciation	$61	$67
Amortization	5	6

	$66	$73

NOTE 5.	Non-Consolidated Affiliates

The Company recorded equity in net income of non-consolidated affiliates of $44 million and $30 million for the three month periods ended March 31, 2011 and 2010, respectively. The Company had $488 million and $439 million of equity in the net assets of non-consolidated affiliates at March 31, 2011 and December 31, 2010, respectively. The following table presents summarized financial data for the Company’s non-consolidated affiliates, including Yanfeng Visteon Automotive Trim Systems Co., Ltd (“Yanfeng”), of which the Company owns a 50% interest and which is considered a significant non-consolidated affiliate.

	Three Months Ended March 31
	Net Sales		Gross Margin		Net Income
	2011	2010	2011	2010	2011	2010
	(Dollars in Millions)

Yanfeng	$720	$526	$109	$88	$69	$49
All other	187	220	33	35	19	8

	$907	$746	$142	$123	$88	$57

The Company monitors its investments in the net assets of non-consolidated affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and fair value.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Intangible Assets

Intangible assets, net are comprised of the following:

	March 31, 2011			December 31, 2010
	Gross		Net	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Average
	Value	Amortization	Value	Value	Amortization	Value	Useful Life
	(Dollars in Millions)			(Dollars in Millions)			(Years)

Definite-lived intangible assets
Developed technology	$218	$14	$204	$214	$7	$207	8
Customer related	123	6	117	121	3	118	9
Other	8	2	6	9	1	8	5

	$349	$22	$327	$344	$11	$333

Goodwill and indefinite-lived intangible assets
Goodwill			$38			$38
Trade names			26			25

			$64			$63

The Company recorded approximately $11 million of amortization expense for the three-month period ended March 31, 2011 related to definite-lived intangible assets. The Company currently estimates annual amortization expense to be $44 million in 2011 and $42 million each year for 2012 through 2015.

Goodwill and trade names, substantially all of which relate to the Company’s Climate reporting unit, are not amortized but are tested for impairment at least annually. Impairment testing is required more often if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting impairment testing, the fair value of the reporting unit is compared to the net book value of the reporting unit. If the net book value exceeds the fair value, an impairment loss is measured and recognized. The Company conducts its annual impairment testing as of the first day of the fourth quarter.

NOTE 7.	Other Liabilities

Other current liabilities

Other current liabilities consist of the following:

	March 31	December 31
	2011	2010
	(Dollars in Millions)

Product warranty and recall reserves	$47	$44
Non-income taxes payable	46	41
Accrued reorganization items	40	47
Claims settlements	35	50
Income taxes payable	33	38
Restructuring reserves	28	43
Dividends payable	24	—
Other accrued liabilities	107	102

	$360	$365

Restructuring reserves of $28 million and $43 million at March 31, 2011 and December 31, 2010, respectively, are classified as other current liabilities on the consolidated balance sheets. The

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Other Liabilities — (Continued)

Company anticipates that the activities associated with these reserves will be substantially completed by the end of 2011.

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the three months ended March 31, 2011.

	Interiors	Climate	Electronics	Central	Total
	(Dollars in Millions)

December 31, 2010	$37	$2	$3	$1	$43
Expenses	4	—	—	—	4
Reversal	(6)	—	—	—	(6)
Currency	1	—	—	—	1
Utilization	(12)	—	(1)	(1)	(14)

March 31, 2011	$24	$2	$2	$—	$28

Restructuring expenses and reversals for the first quarter 2011 are discussed in Note 1, “Basis of presentation,” to the consolidated financial statements. Utilization of $14 million represents payments for employee severance and termination benefits related to previously announced restructuring actions.

Other non-current liabilities

Other non-current liabilities consist of the following:

	March 31	December 31
	2011	2010
	(Dollars in Millions)

Income tax reserves	$101	$96
Non-income taxes payable	47	43
Product warranty and recall reserves	31	31
Deferred income	22	20
Other accrued liabilities	24	27

	$225	$217

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Debt

As of March 31, 2011, the Company had $80 million and $486 million of debt outstanding classified as short-term debt and long-term debt, respectively. The Company’s short and long-term debt balances consist of the following:

	March 31	December 31
	2011	2010
	(Dollars in Millions)

Short-term debt
Current portion of long-term debt	$7	$7
Other — short-term	73	71

Total short-term debt	80	78
Long-term debt
Term loan	472	472
Other	14	11

Total long-term debt	486	483

Total debt	$566	$561

On April 6, 2011, the Company completed the sale of $500 million aggregate principal amount of 6.75% senior notes due April 15, 2019 (the “Senior Notes”). The Senior Notes were issued under an Indenture, dated April 6, 2011 (the “Indenture”), among the Company, the subsidiary guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Indenture and the form of Senior Notes provide, among other things, that the Senior Notes will be senior unsecured obligations of the Company. Interest is payable on the Senior Notes on April 15 and October 15 of each year beginning on October 15, 2011 until maturity. Each of the Company’s existing and future wholly owned domestic restricted subsidiaries that guarantee debt under the Company’s asset based credit facility will guarantee the Senior Notes.

The terms of the Indenture, among other things, limit the ability of the Company and certain of its subsidiaries to make restricted payments; restrict dividends or other payments of subsidiaries; incur additional debt; engage in transactions with affiliates; create liens on assets; engage in sale and leaseback transactions; and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries. The Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of other agreements in the Indenture; defaults in failure to pay certain other indebtedness; the rendering of judgments to pay certain amounts of money against the Company and its subsidiaries; the failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is not cured within the time periods specified, the Trustee or the holders of at least 25% in principal amount of the then outstanding series of Senior Notes may declare all the Senior Notes of such series to be due and payable immediately.

The Senior Notes were sold to the initial purchasers who are party to a certain purchase agreement (the “Initial Purchasers”) for resale to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. Pursuant to the terms of the registration rights agreement, dated April 6, 2011 (the “Registration Rights Agreement”), among the Company, the subsidiary guarantors named therein and the Initial Purchasers, the Company has agreed to offer to exchange substantially identical senior notes that have been registered under the Securities Act of 1933, as amended, for the Senior Notes, or, in certain circumstances, to register resales of the Senior Notes.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Debt — (Continued)

On April 6, 2011 and concurrently with the completion of the sale of the Senior Notes, the Company repaid its obligations under the Company’s Term Loan Credit Agreement. During the second quarter of 2011, the Company expects to record approximately $20 million of losses for unamortized discount and debt issue costs associated with the Term Loan Credit Agreement.

In addition, the Company and certain of its domestic subsidiaries entered into a second amendment to the Company’s Revolving Loan Credit Agreement (the “Amendment”), whereby the Company’s Revolving Loan Credit Agreement (the “Revolver”) was amended and restated. The Amendment, among other things, reduces the commitment fee on undrawn amounts, decreases certain applicable margins and modifies or replaces certain of the covenants and other provisions. On April 1, 2011 the Company and certain of its domestic subsidiaries entered an incremental revolving loan amendment, whereby the commitment amounts under the Revolver were increased by $20 million, to a total facility size of $220 million, subject to borrowing base requirements.

Fair Value

The fair value of debt was approximately $566 million at March 31, 2011 and December 31, 2010. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Employee Retirement Benefits

Benefit Expenses

The components of the Company’s net periodic benefit costs for the three-month periods ended March 31, 2011 and 2010 were as follows:

	Retirement Plans				Health Care and Life
	U.S. Plans		Non-U.S. Plans		Insurance Benefits
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010	2011	2010
		(Dollars in Millions)

Service cost	$1	$3	$1	$2	$—	$—
Interest cost	19	19	7	6	—	1
Expected return on plan assets	(19)	(18)	(4)	(5)	—	—
Miscellaneous expenses	—	—	—	—	—	1
Amortization of:
Plan amendments	—	(1)	—	1	—	(286)
Actuarial losses and other	—	—	—	—	—	48
Special termination benefits	2	—	—	—	—	—
Curtailments	—	(1)	—	—	—	—
Settlements	—	—	—	—	—	(1)

Visteon sponsored plan net periodic benefit costs	3	2	4	4	—	(237)
Expense for certain salaried employees whose benefits are partially covered by Ford	—	—	—	—	—	(2)

Net periodic benefits costs, excluding restructuring	$3	$2	$4	$4	$—	$(239)

Special termination benefits	—	2	—	—	—	—

Total employee retirement benefit related restructuring costs	$—	$2	$—	$—	$—	$—

Postretirement Employee Health Care and Life Insurance Benefits

In connection with the Company’s reorganization proceedings under the Bankruptcy Code, the Debtors filed a motion with the Court requesting an order authorizing the Debtors to modify or terminate postretirement health care and life insurance benefits (“OPEB”) under certain Company-sponsored OPEB plans. In December 2009, the Court granted the Debtors’ motion, in part, and the Company eliminated certain of these benefits effective April 1, 2010, for current and future U.S. retirees, their spouses, surviving spouses, domestic partners and dependents, with the exception of participants covered by the current collective bargaining agreement (“CBA”) at the North Penn facility. This change resulted in curtailment gains of $153 million and a reduction in other postretirement employee benefit liabilities and an increase in other comprehensive income of approximately $273 million establishing a new prior service cost base during the fourth quarter of 2009. In February 2010, the Court issued an order confirming the Debtors’ authority to enter into an agreement with the International Union United Automobile, Aerospace and Agricultural Implement Workers of America and its local union 1695, in connection with the closing of the Debtors’ North Penn facility located in Lansdale, Pennsylvania (the “Closure Agreement”). Pursuant to terms of the Closure Agreement, the North Penn CBA expired in

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Employee Retirement Benefits — (Continued)

February 2010 and the Company communicated its intent to eliminate Company-paid medical, prescription drug, dental and life insurance benefits for participants associated with the North Penn CBA effective June 1, 2010. This change resulted in a reduction in other postretirement employee benefit liabilities and an increase in other comprehensive income of approximately $50 million establishing a new prior service cost base. Reductions associated with terminated other postretirement employee benefits discussed above, in addition to reductions for prior plan amendments and actuarial gains and losses, were amortized as a net decrease to future postretirement employee benefit expense over the remaining period of expected benefit. This amortization resulted in a decrease to postretirement employee benefit expense and other comprehensive income of approximately $237 million during the three-month period ended March 31, 2010.

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

In October 2010, the Company notified participants of the remaining U.S. OPEB plans that Company-paid medical, prescription drug, dental and life insurance coverage would be eliminated effective November 1, 2010 for current and future U.S. retirees, their spouses, surviving spouses, domestic partners and dependents. During the fourth quarter of 2010, the Company eliminated related OPEB liabilities of $146 million, recording benefits of $133 million in cost of sales and $13 million in selling, general and administrative expense on the consolidated statement of operations for the three-month period ended December 31, 2010. Eligible retirees who retired prior to November 1, 2010 were provided the opportunity to elect retiree Lifetime COBRA. Upon retirement, future eligible retirees, their spouses, same-sex domestic partners and eligible children have access to medical, prescription drug and dental coverage by paying the full group rate for such coverage.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Employee Retirement Benefits — (Continued)

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

Contributions

During the three-month period ended March 31, 2011, contributions to the Company’s U.S. retirement plans and OPEB plans were $2 million and $6 million, respectively, and contributions to non-U.S. retirement plans were $3 million. The Company anticipates additional contributions to its U.S. retirement plans and OPEB plans of $46 million and $2 million, respectively, during 2011. The Company also anticipates additional 2011 contributions to non-U.S. retirement plans of $16 million.

NOTE 10.	Income Taxes

The Company’s provision for income tax of $28 million for the three-month period ended March 31, 2011 reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits, the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions, and other non-recurring tax items.

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

Unrecognized Tax Benefits

Gross unrecognized tax benefits were $137 million at March 31, 2011 and $131 million at December 31, 2010, of which approximately $77 million and $74 million, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. During the three-month period ended March 31, 2011, the Company increased its gross unrecognized tax benefits by approximately $6 million primarily as a result of certain positions expected to be taken in future tax returns and foreign currency impacts, of which, $3 million would impact the effective tax rate if the unrecognized tax benefits were recognized. The Company records interest and penalties related to

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Income Taxes — (Continued)

uncertain tax positions as a component of income tax expense. Accrued interest and penalties related to uncertain tax positions was $24 million at March 31, 2011 and $22 million at December 31, 2010.

The Company operates in multiple jurisdictions throughout the world and the income tax returns of its subsidiaries in various tax jurisdictions are subject to periodic examination by respective tax authorities. With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2006 or state and local, or non-U.S. income tax examinations for years before 2002. It is reasonably possible that the amount of the Company’s unrecognized tax benefits may change within the next twelve months due to the conclusion of ongoing audits or the expiration of tax statutes. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. However, the Company believes it is reasonably possible it will reduce the amount of its existing unrecognized tax benefits impacting the effective tax rate by $5 million to $10 million due to the lapse of jurisdictional statute of limitations during the next twelve months.

NOTE 11.	Shareholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total shareholders’ equity, including shareholders’ equity attributable to Visteon and equity attributable to noncontrolling interests (“NCI”).

	Successor			Predecessor
	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Shareholders’ equity (deficit) beginning balance	$1,260	$690	$1,950	$(772)	$317	$(455)
Net income	39	17	56	233	15	248
Other comprehensive income (loss):
Foreign currency translation adjustment	47	9	56	(19)	5	(14)
Pension and other postretirement benefits	2	—	2	(177)	—	(177)
Other	4	1	5	3	2	5

Total other comprehensive income (loss)	53	10	63	(193)	7	(186)
Stock-based compensation, net	10	—	10	—	—	—
Warrant exercises	3	—	3	—	—	—
Dividends to noncontrolling interests	—	(24)	(24)	—	(15)	(15)

Shareholders’ equity (deficit) ending balance	$1,365	$693	$2,058	$(732)	$324	$(408)

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Shareholders’ Equity and Noncontrolling Interests — (Continued)

Noncontrolling Interests

Noncontrolling interests in the Visteon Corporation economic entity are as follows:

	March 31	December 31
	2011	2010
	(Dollars in Millions)

Halla Climate Control Corporation	$635	$632
Duck Yang Industries Co. Ltd	28	28
Visteon Interiors Korea Ltd	17	19
Other	13	11

Total noncontrolling interests	$693	$690

The Company holds a 70% interest in Halla Climate Control Corporation (“Halla”), a consolidated subsidiary. Halla is headquartered in South Korea with operations in North America, Europe and Asia. Halla designs, develops and manufactures automotive climate control products, including air-conditioning systems, modules, compressors, and heat exchangers for sale to global OEMs.

Accumulated Other Comprehensive Income

The Accumulated other comprehensive income (“AOCI”) category of Shareholders’ equity, includes:

	March 31	December 31
	2011	2010
	(Dollars in Millions)

Foreign currency translation adjustments, net of tax	$48	$1
Pension and other postretirement benefit adjustments, net of tax	53	51
Unrealized gain / (loss) on derivatives	2	(2)

Total accumulated other comprehensive income	$103	$50

NOTE 12.	Earnings Per Share

Basic earnings per share of common stock is calculated by dividing reported net income attributable to Visteon by the average number of shares of common stock outstanding during the applicable period. The calculation of diluted earnings per share takes into account the effect of dilutive potential common stock,

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Earnings Per Share — (Continued)

such as stock warrants and stock options. Basic and diluted earnings per share are calculated as follows (dollars in millions, except per share amounts):

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31	March 31
	2011	2010
Numerator
Net income attributable to Visteon	$39	$233

Denominator
Average common stock outstanding	50.7	130.3
Dilutive effect of warrants	1.3	—

Diluted shares	52.0	130.3
Basic and Diluted Earnings Per Share Attributable to Visteon
Basic	$0.77	$1.79
Diluted	$0.75	$1.79

Unvested restricted stock is a participating security and is therefore included in the computation of basic earnings per share under the two-class method. Diluted earnings per share is computed using the treasury stock method, dividing net income by the average number of shares of common stock outstanding, including the dilutive effect of the Warrants, using the average share price during the period. There is no difference in diluted earnings per share between the two-class and treasury stock method. Stock options and stock warrants with exercise prices that exceed the average market price of the Company’s common stock have an anti-dilutive effect and therefore were excluded from the computation of diluted earnings per share. The number of stock options excluded from the computation of diluted earnings per share was 10 million for the three-month period ended March 31, 2010. The number of stock warrants excluded from the computation of diluted earnings per share was 25 million for the three months ended March 31, 2010.

NOTE 13.	Fair Value Measurements and Financial Instruments

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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Fair Value Measurements and Financial Instruments — (Continued)

subsidiaries. Where possible, the Company utilizes derivative financial instruments to protect the Company’s cash flow from changes in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary foreign currency exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint and Mexican Peso. The Company utilizes a strategy of partial coverage, based on risk management policies, for transactions in these currencies. As of March 31, 2011 and December 31, 2010, the Company had forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $541 million and $529 million, respectively. A portion of these instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the accumulated other comprehensive income component of shareholders’ equity in the Company’s consolidated balance sheet. The ineffective portion of these instruments is recorded as cost of sales in the Company’s consolidated statement of operations.

Foreign currency hedge instruments are measured at fair value on a recurring basis under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Accordingly, the Company’s foreign currency instruments are classified as Level 2, “Other Observable Inputs” in the fair value hierarchy. As of March 31, 2011, the Company’s foreign currency hedge instruments represent a net asset of $4 million.

The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company uses derivative financial instruments to manage exposure to fluctuations in interest rates in connection with its risk management policies. As of March 31, 2011 and December 31, 2010, the Company had interest rate swaps with a notional amount of $250 million that effectively convert designated cash flows associated with underlying interest payments on the Term Loan from a variable interest rate to a fixed interest rate. The instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the accumulated other comprehensive income component of shareholders’ equity in the Company’s consolidated balance sheet. The ineffective portion of these swaps is assessed based on the hypothetical derivative method and is recorded as interest expense in the Company’s consolidated statement of operations.

Interest rate swaps are measured at fair value on a recurring basis under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Accordingly, the Company’s interest rate swaps are classified as Level 2, “Other Observable Inputs” in the fair value hierarchy.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Fair Value Measurements and Financial Instruments — (Continued)

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments are included in the Company’s consolidated balance sheets at March 31, 2011 and December 31, 2010 as follows (dollars in millions):

	Assets			Liabilities
Risk Hedged	Classification	2011	2010	Classification	2011	2010

Foreign currency	Other current assets	$5	$—	Other current assets	$2	$1
Non-designated Foreign currency	Other current assets	8	2	Other current assets	5	—
Foreign currency	Other current liabilities	—	1	Other current liabilities	2	2
Non-designated Foreign currency	Other current liabilities	—	2	Other current liabilities	—	1
Interest rates	Other non-current assets	—	—	Other non-current liabilities	—	1

		$13	$5		$9	$5

The impact of derivative financial instruments on the Company’s financial statements, as recorded in cost of sales and interest expense for the three-months ended March 31, 2011 and 2010 is as follows (dollars in millions):

	Amount of Gain (Loss)
			Reclassified from
	Recorded in AOCI		AOCI into Income		Recorded in Income
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010	2011	2010
Foreign currency risk — Cost of sales
Cash flow hedges	$3	$5	$2	$3	$—	$—
Non-designated cash flow hedges	—	—	—	—	(1)	2

	$3	$5	$2	$3	$(1)	$2

Interest rate risk — Interest expense
Cash flow hedges	1	—	—	—	—	—

	$1	$—	$—	$—	$—	$—

Concentrations of Credit Risk

Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting counterparty credit exposure, and through monitoring of counterparty financial condition and related credit risks. The Company’s concentration of credit risk related to derivative contracts at March 31, 2011 was not significant.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Fair Value Measurements and Financial Instruments — (Continued)

With the exception of the customers below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at March 31, 2011 and December 31, 2010, respectively.

	March 31	December 31
	2011	2010

Ford and affiliates	26%	22%
Hyundai Motor Company	13%	17%
Hyundai Mobis Company	13%	14%

Management periodically performs credit evaluations of its customers and generally does not require collateral.

NOTE 14.	Commitments and Contingencies

Guarantees and Commitments

The Company has guaranteed approximately $37 million for lease payments related to its subsidiaries. In connection with the January 2009 PBGC Agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million.

In December 2010, the Company entered into a stipulation agreement obligating the Company to purchase certain professional services totaling $14 million on or before February 29, 2012. This agreement was contingent on Court approval and was subsequently re-negotiated in March 2011, whereby the obligation was reduced to $13 million. This agreement was approved by the Court in April 2011.

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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Commitments and Contingencies — (Continued)

rulings in respect of the decision to include non-appealing retirees, and on September 15, 2010 the UAW filed a Notice of Cross-Appeal. The Company subsequently reached an agreement with the original appellants in late-September 2010, which resulted in the Company not restoring other postretirement employee benefits of such retirees. The UAW has filed a complaint with the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after the Effective Date.

On March 31, 2009, Visteon UK Limited, a company organized under the laws of England and Wales and an indirect, wholly-owned subsidiary of the Company (the “UK Debtor”), filed for administration under the United Kingdom Insolvency Act of 1986 with the High Court of Justice, Chancery division in London, England (the “UK Administration”). The UK Administration does not include the Company or any of the Company’s other subsidiaries.

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

Several current and former employees of Visteon Deutschland GmbH (“Visteon Germany”) filed civil actions against Visteon Germany in various German courts beginning in August 2007 seeking damages for the alleged violation of German pension laws that prohibit the use of pension benefit formulas that differ for salaried and hourly employees without adequate justification. Several of these actions have been joined as pilot cases. In a written decision issued in April 2010, the Federal Labor Court issued a declaratory judgment in favor of the plaintiffs in the pilot cases. To date, more than 400 current and former employees have filed similar actions or have inquired as to or been granted additional benefits, and an additional 900 current and former employees are similarly situated. The Company has reserved approximately $17 million relating to these claims based on the Company’s best estimate as to the number and value of the claims that will be made in connection with the pension plan. However, the Company’s estimate is subject to many uncertainties which could result in Visteon Germany incurring amounts in excess of the reserved amount of up to approximately $12 million.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Commitments and Contingencies — (Continued)

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The following table provides a reconciliation of changes in the product warranty and recall claims liability for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31	March 31
	2011	2010
Beginning balance	$75	$79
Accruals for products shipped	5	8
Changes in estimates	1	(2)
Settlements	(3)	(5)

Ending balance	$78	$80

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

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At March 31, 2011, the Company had recorded a reserve of approximately $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

Other Contingent Matters

Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the Company, including those arising out of alleged defects in the

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Commitments and Contingencies — (Continued)

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at March 31, 2011 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

NOTE 15.	Segment Information

Segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision-maker, or a decision-making group, in deciding the allocation of resources and in assessing performance. The Company’s chief operating decision making group (the “CODM Group”), comprised of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluates the performance of the Company’s segments primarily based on net sales, before elimination of inter-company shipments, gross margin and operating assets. Gross margin is defined as total sales less costs to manufacture and product development and engineering expenses. Operating assets include inventories and property and equipment utilized in the manufacture of the segments’ products.

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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Segment Information — (Continued)

Overview of Segments

•	The Climate product group manufactures climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems.

•	The Electronics product group manufactures audio systems, infotainment systems, driver information systems, powertrain and feature control modules, climate controls, electronic control modules and lighting.

•	The Interiors product group manufactures instrument panels, cockpit modules, door trim and floor consoles.

•	The Company’s Services operations provide a centralized administrative function to monitor and facilitate various transition services in support of divestiture transactions, principally related to ACH. As of August 31, 2010, the Company ceased providing substantially all transition and other services or leasing employees to ACH.

Segment Net Sales, Gross Margin and Operating Assets

	Net Sales		Gross Margin
	Three Months		Three Months
	Ended		Ended				Property and
	March 31		March 31		Inventories, net		Equipment, net
	Successor	Predecessor	Successor	Predecessor	March 31	December 31	March 31	December 31
	2011	2010	2011	2010	2011	2010	2011	2010
	(Dollars in Millions)
Climate	$892	$770	$66	$226	$230	$203	$909	$902
Electronics	598	579	61	141	128	111	369	348
Interiors	567	562	22	50	55	48	206	204
Eliminations	(84)	(65)	—	—	1	2	—	—

Total product	$1,973	$1,846	$149	$417	$414	$364	$1,484	$1,454
Services	—	58	—	1	—	—	—	—

Total segment	$1,973	$1,904	$149	$418	$414	$364	$1,484	$1,454
Reconciling Item:
Corporate	—	—	—	—	—	—	134	128

Total consolidated	$1,973	$1,904	$149	$418	$414	$364	$1,618	$1,582

Reconciling Item

Certain adjustments are necessary to reconcile segment information to the Company’s consolidated amounts. Corporate reconciling items are related to the Company’s technical centers, corporate headquarters and other administrative and support functions.

Changes in Reporting Segments

In late April 2011, the Company announced a new operating structure that will be utilized by the CODM Group to manage the business in future periods. This operating structure will include reporting for specific global product lines rather than reporting at a broader global product group level as was historically utilized by the CODM Group. Under the historical global product group reporting, the results of each of the Company’s facilities were grouped for reporting purposes into segments based on the predominant product line offering of the respective facility, as separate product line results within each facility have not

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Segment Information — (Continued)

historically been available. Under the new operating structure, the results for each product line within each facility will be separately identifiable, and financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio will be managed globally for each of these separately identified product lines. The Company is currently in the process of realigning systems and reporting structures to facilitate financial reporting under the revised organizational structure. Such realignment was not complete at March 31, 2011 and, accordingly, the Company did not meet the criteria necessary to change its reportable segments for the quarter then ended. The Company expects to revise its reportable segments in the second quarter of 2011, which are expected to be comprised of the following global product lines: Climate, Electronics, Interiors and Lighting.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 9, 2011 and the financial statements and accompanying notes to the financial statements included elsewhere herein.

Executive Summary

Description of Business

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

On May 28, 2009, Visteon and certain of its U.S. subsidiaries (the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”). On October 1, 2010 (the “Effective Date”), the Company emerged from bankruptcy. The Company adopted fresh-start accounting upon emergence from the Chapter 11 Proceedings and became a new entity for financial reporting purposes as of the Effective Date. Therefore, the consolidated financial statements for the reporting entity subsequent to the Effective Date (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to the Effective Date (the “Predecessor”).

Three Months Ended March 31, 2011 — Industry Overview

During the three months ended March 31, 2011 the global automotive industry production environment improved across key geographic regions in relation to the same period of 2010. Compared to the fourth quarter of 2010, production volumes during the three months ended March 31, 2011 increased in North America and Europe and decreased in South America and Asia. The decrease in Asia was primarily due to the crisis in Japan and expiration of government incentive programs, particularly in China. Changes in production volumes by geographic region for the three months ended March 31, 2011 compared to each of the three months ended December 31, 2010 and March 31, 2010 are summarized below.

	Three Months	Three Months
	Ended	Ended
	December 31	March 31
	2010	2010

North America	+ 13%	+ 16%
Europe	+ 4%	+ 8%
South America	−8%	+ 8%
Asia	−7%	—
China	−5%	+ 9%
South Korea	−6%	+ 14%
Japan	−23%	−32%

During March 2011, a 9.0 magnitude earthquake triggered a tsunami off the coast of northeastern Japan and resulted in significant casualties, dislocation and extensive infrastructure destruction. OEM and supplier production in Japan has been, and is expected to continue to be, restricted by several factors over the near term including, but not limited to, the following: (1) physical condition of facilities and ability to resume production; (2) the availability of sufficient numbers of trained workers; (3) the condition of communication, road, rail and port infrastructures; (4) the availability of ample and stable electrical power supply and other energy sources; (5) the availability of running water and sewage/waste water treatment; and (6) a stable supply of materials, components and systems through the supply chain.

The Company has a wholly-owned subsidiary, Visteon Japan Limited, and an interest in a non-consolidated joint venture, Japan Climate Systems, both located in southern Japan. Neither of these operations were directly affected by the events in Japan. Additionally, the Company and its suppliers obtain materials and components from various sources affected directly or indirectly by the events in Japan. Accordingly, the Company continues to work closely with its customers and suppliers to assess production and shipping capabilities and to minimize disruptions. Through March 31, 2011, the events in Japan have not had a material impact on the Company’s financial results. The situation in Japan remains fluid and production and supply interruptions may continue to occur in the future. Accordingly, there can be no assurance that the Company will not be further adversely affected by the events in Japan including, but not limited to, production and supply disruptions, premium freight and customer shut-down costs. Such adverse impacts could have a material impact on the Company’s financial condition, results of operations and cash flows.

Three Months Ended March 31, 2011 — Financial Overview

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31	March 31
	2011	2010
	(Dollars in Millions)
Net product sales	$1,973	$1,846
Product cost of sales	1,824	1,429
Gross margin	149	418
Equity in net income of non-consolidated affiliates	44	30
Net income attributable to Visteon Corporation	39	233
Adjusted EBITDA*	159	161
Cash (used by) provided from operating activities	(50)	40
Free Cash Flow*	(105)	15

*	Adjusted EBITDA and Free Cash Flow are Non-GAAP financial measures, as further discussed below.

The Company’s consolidated net product sales totaled $1.97 billion for the three-month period ended March 31, 2011. By manufacturing origin, approximately 40% of the Company’s net product sales were in Asia, while 39%, 16% and 5% were in Europe, North America and South America, respectively. More than half of the Company’s net product sales during the first quarter of 2011 were attributable to its largest global customers, Hyundai / Kia and Ford. Net product sales increased by $127 million when compared to $1.85 billion during the three-month period ended March 31, 2010, substantially all of which was attributable to the Company’s Climate product group. Production volume increases across key customers globally increased net product sales by $239 million. Currency had a favorable impact of $18 million due to the strengthening of currencies in Korea, Brazil, China, Thailand, and Japan partially offset by the weakening of the Euro. These increases in net product sales were partially offset by facility closures and divestitures of $88 million and other reductions of $42 million, including the non-recurrence of revenues under customer accommodation and support agreements and customer pricing. Services revenues decreased $58 million during the three-month period ended March 31, 2011 as the Company ceased providing services to ACH pursuant to the August 31, 2010 ACH Termination Agreement.

Product cost of sales were $1.82 billion and $1.43 billion for the three-month period ended March 31, 2011 and for the three-month period ended March 31, 2010, respectively, for an increase of $395 million.

Product cost of sales during the first quarter of 2011 increased $251 million due to the non-recurrence of expense reductions associated with the termination of Company-paid benefits under certain U.S. OPEB plans. Material, labor and other variable costs increased by $190 million due to higher production volumes net of manufacturing and material savings and efficiencies. Material costs also increased by $18 million associated with higher commodity prices, principally resins and aluminum, and the impact of other design changes. Depreciation and amortization of $9 million primarily related to intangible asset amortization, currency of $9 million and other costs of $6 million further increased product cost of sales. These increases were partially offset by $72 million of lower material, labor and overhead and other costs attributable to facility closures and divestitures and $17 million related to the non-recurrence of certain employee benefit litigation expenses in 2010.

Gross margin of $149 million for the three-months ended March 31, 2011 decreased $269 million compared to the same period of 2010. This decrease includes $251 million associated with the non-recurrence of expense reductions associated with the termination of Company-paid benefits under certain U.S. OPEB plans, $30 million of customer pricing, material and other costs in excess of manufacturing and material savings and efficiencies, $27 million associated with the non-recurrence of revenues under customer accommodation and support agreements, $16 million due to divestitures and plant closures, and $12 million of other costs, primarily intangible asset amortization. These decreases in gross margin were partially offset by $44 million attributable to higher global production volumes, $17 million related to the non-recurrence of certain employee benefit litigation expenses in 2010, and $9 million of favorable currency.

The Company reported $44 million and $30 million of equity in the net income of non-consolidated affiliates for the three month periods ended March 31, 2011 and 2010, respectively, for an increase of $14 million, representing an improvement of 47%. The increase is principally attributable to the Company’s interest in Yanfeng Visteon Automotive Trim Systems Ltd and affiliates (“Yanfeng”). The Company recorded equity in the net income of Yanfeng totaling $41 million during the first quarter of 2011, compared with $30 million for the same period of 2010. The increase of $11 million reflects both the continued growth of the China market and the Yanfeng operations.

Net income attributable to Visteon Corporation was $39 million and $233 million for the three-month periods ended March 31, 2011 and 2010, respectively. Adjusted EBITDA (as defined below) was $159 million and $161 million for the three-month periods ended March 31, 2011 and 2010.

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

Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States (“GAAP”) and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. In addition, the Company uses Adjusted EBITDA (i) as a factor in incentive compensation decisions, (ii) to evaluate the effectiveness of the Company’s business strategies and (iii) because the Company’s credit agreements use measures similar to Adjusted

EBITDA to measure compliance with certain covenants. A reconciliation of net income attributable to Visteon to Adjusted EBITDA is provided in the following table.

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31	March 31
	2011	2010
	(Dollars in Millions)
Net income attributable to Visteon	$39	$233
Interest expense, net	9	3
Provision for income taxes	28	25
Depreciation and amortization	77	73
Loss on sale of assets	—	21
Restructuring and other related costs, net	(2)	(4)
Net OPEB and other employee charges	5	(220)
Reorganization and other related items	3	30

Adjusted EBITDA	$159	$161

Adjusted EBITDA as a percent of net product sales was 8.1% and 8.7%, for the three month periods ended March 31, 2011 and 2010, respectively. Increases in Adjusted EBITDA resulting from higher volumes, higher equity in the net income of non-consolidated affiliates and favorable currency were more than offset by customer pricing, material and other costs in excess of manufacturing and material savings and efficiencies, the non-recurrence of recoveries under customer accommodation and support agreements, and facility divestitures and plant closures.

As of March 31, 2011 the Company had total cash balances of $901 million, including restricted cash of $70 million, compared to total cash balances of $979 million at the end of 2010, including restricted cash of $74 million. For the three-month period ended March 31, 2011 the Company used $50 million of cash from operating activities compared to $40 million of cash provided by operating activities for the same period in 2010. Free Cash Flow (as defined below) was a use of $105 million during the three-month period ended March 31, 2011 and a source of $15 million during the three-month period ended March 31, 2010.

Free Cash Flow is presented as a supplemental measure of the Company’s liquidity that management believes is useful to investors in analyzing the Company’s ability to service and repay its debt. The Company defines Free Cash Flow as cash flow from operating activities less capital expenditures. Not all companies use identical calculations, so this presentation of Free Cash Flow may not be comparable to other similarly titled measures of other companies. Free Cash Flow is not a recognized term under GAAP and does not purport to be a substitute for cash flows from operating activities as a measure of liquidity. Free Cash Flow has limitations as an analytical tool and does not reflect cash used to service debt and does not reflect funds available for investment or other discretionary uses. In addition, the Company uses Free Cash Flow (i) as a factor in incentive compensation decisions and (ii) for planning and forecasting future periods. A reconciliation of Free Cash Flow to cash (used by) provided from operating activities is provided in the following table.

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31	March 31
	2011	2010
	(Dollars in Millions)
Cash (used by) provided from operating activities	$(50)	$40
Capital expenditures	(55)	(25)

Free Cash Flow	$(105)	$15

Free cash flow for the three months ended March 31, 2011 represents seasonal trade capital use, chapter 11 claim settlement activity, employee performance incentive payments and increased capital spending, primarily in support of customer programs.

In April 2011, the Company completed the refinancing of its $500 million Term Loan Credit Agreement (“Term Loan”) through the sale of $500 million aggregate principal amount of 6.75% senior unsecured notes due April 15, 2019 (“Senior Notes”) and the contemporaneous repayment of its obligations and liabilities under the Term Loan. The Company had previously elected to borrow under the Term Loan at the London Interbank Offered Rate, which was subject to a floor of 1.75% and applicable margin of 6.25%. Accordingly, through the refinancing the Company lowered its interest rate by 125 basis points for an estimated annual savings of approximately $6 million. Additionally, through the refinancing, the Company extended the term of its debt from 7 years to 8 years and obtained a more favorable covenant structure.

In addition, the Company and certain of its domestic subsidiaries entered into a second amendment to the Company’s Revolving Loan Credit Agreement (“Revolver”), whereby the Revolver was amended and restated to reduce the commitment fee on undrawn amounts, decrease certain applicable margins and modify or replace certain of the covenants and other provisions. On April 1, 2011 the Company and certain of its domestic subsidiaries entered an incremental revolving loan amendment, whereby the commitment amounts under the Revolver were increased by $20 million, to a total facility size of $220 million, subject to borrowing base requirements.

Results of Operations — Three Months Ended March 31, 2011 and 2010

Product Sales

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)

Three months ended March 31, 2010 — Predecessor	$770	$579	$562	$(65)	$1,846
Volume and mix	121	39	81	(2)	239
Currency	12	(1)	7	—	18
Divestitures and closures	—	(15)	(73)	—	(88)
Other	(11)	(4)	(10)	(17)	(42)

Three months ended March 31, 2011 — Successor	$892	$598	$567	$(84)	$1,973

Climate product sales increased during the three-month period ended March 31, 2011 by $121 million reflecting higher production volumes in all regions, including $80 million, $21 million, and $20 million in Asia, Europe, and North America, respectively. Additionally, favorable currency related to the Korean Won more than offset unfavorable currency related to the Euro, resulting in a net increase of $12 million. All other changes, totaling $11 million, reflected price productivity and the non-recurrence of sales associated with 2010 accommodation agreements, partially offset by increases in revenue related to commodity pricing and design actions.

Electronics product sales increased during the three-month period ended March 31, 2011 by $39 million reflecting higher production volumes, including $17 million, $8 million, and $7 million in Europe, North America, and Asia, respectively. Product sales decreased $15 million in connection with the closure of the Company’s Lansdale, Pennsylvania facility (“North Penn”) in 2010. Unfavorable currency was related to the weakening of the Euro, partially offset by an increase in the Japanese Yen. All other changes, totaling $4 million, reflected price productivity and the non-recurrence of sales associated with 2010 accommodation agreements, partially offset by increases in revenue related to commodity pricing and design actions.

Interiors product sales increased during the three-month period ended March 31, 2011 by $81 million reflecting higher production volumes, including $60 million and $32 million in Europe and Asia, respectively, partially offset by an $11 million reduction in South America. Favorable currency of $7 million primarily related to the Korean Won and Brazilian Real, as partially offset by the Euro, further increased sales. The exit of the Company’s North America Interiors operations in 2010 resulted in a decrease in sales of $73 million. All other changes, totaling $10 million, reflected price productivity and the non-recurrence of sales associated with 2010 accommodation agreements, partially offset by increases in revenue related to commodity pricing and design actions.

Product Cost of Sales

	Climate	Electronics	Interiors	Eliminations	Total
		(Dollars in Millions)

Three months ended March 31, 2010 — Predecessor	$544	$438	$512	$(65)	$1,429
Material	96	19	21	2	138
Freight and duty	4	(2)	—	1	3
Labor and overhead	173	76	22	1	272
Depreciation and amortization	13	(3)	(2)	1	9
Other	(4)	9	(8)	(24)	(27)

Three months ended March 31, 2011 — Successor	$826	$537	$545	$(84)	$1,824

Climate product cost of sales increased $282 million to $826 million during the three-month period ended March 31, 2011, compared with $544 million during the three-month period ended March 31, 2010. Material costs increased $96 million, including $87 million primarily related to higher production volumes in all regions and $15 million primarily related to higher aluminum, resin and other commodity costs, partially offset by $7 million of manufacturing efficiencies and purchasing improvements. Labor and overhead increased $173 million, including $150 million due to the non-recurrence of expense reductions associated with the termination of Company-paid benefits under certain U.S. OPEB plans with remainder of the increase attributable to higher volumes. Depreciation and amortization increased $13 million, including $6 million of intangible asset amortization.

Electronics product cost of sales increased $99 million to $537 million during the three-month period ended March 31, 2011, compared with $438 million during the three-month period ended March 31, 2010. Material costs increased $19 million, including $30 million primarily related to higher production volumes in all regions, partially offset by $6 million related to the closure of the North Penn facility and $9 million associated with manufacturing efficiencies, purchasing improvements and the impact of commodity costs. Labor and overhead increased $76 million, including $79 million due to the non-recurrence of expense reductions associated with the termination of Company-paid benefits under certain U.S. OPEB plans, partially offset by savings attributable to restructuring activities and other cost reduction actions.

Interiors product cost of sales increased $33 million to $545 million during the three-month period ended March 31, 2011, compared with $512 million during the three-month period ended March 31, 2010. Material costs increased $21 million, including $64 million primarily related to higher production volumes in all regions, partially offset by $40 million related to the exit of the Company’s North America Interiors operations in 2010 and $2 million associated with manufacturing efficiencies, purchasing improvements and the impact of commodity costs. Labor and overhead increased $22 million due to the non-recurrence of expense reductions associated with the termination of Company-paid benefits under certain U.S. OPEB plans.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $102 million and $113 million during the three month periods ended March 31, 2011 and 2010, respectively. For the three-month period ended March 31, 2011 selling, general and administrative expenses decreased due to the non-recurrence of a $14 million expense related to the termination of Company-paid benefits under certain U.S. OPEB plans and lower employee performance incentive compensation costs of $4 million, partially offset by $3 million of post-petition professional fees and $3 million of employee severance and termination benefit costs.

Reorganization Items, Net

Reorganization items, net include amounts directly associated with the Company’s chapter 11 reorganization under the Bankruptcy Code prior to the Effective Date. Such amounts totaled $30 million for the three-month period ended March 31, 2010 and were principally comprised of professional fees.

Other (Income) Expense, Net

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31	March 31
	2011	2010
	(Dollars in Millions)
Loss on sale of assets	$—	$21
Restructuring	(2)	8

	$(2)	$29

On March 8, 2010, the Company completed the sale of substantially all of the assets of Atlantic Automotive Components, L.L.C., (“Atlantic”), to JVIS Manufacturing LLC, an affiliate of Mayco International LLC. The Company recorded losses of approximately $21 million in connection with the sale of Atlantic assets during the first quarter of 2010.

During the first quarter of 2011, the Company recorded approximately $4 million for employee severance and termination benefits associated with previously announced actions at two European Interiors facilities. The Company also reversed approximately $6 million of previously established accruals for employee severance and termination benefits at a European Interiors facility pursuant to a March 2011 contractual agreement to cancel the related social plan.

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the three-month period ended March 31, 2011. Substantially all of the Company’s restructuring activities are related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Central	Total
	(Dollars in Millions)

December 31, 2010	$37	$2	$3	$1	$43
Expenses	4	—	—	—	4
Reversal	(6)	—	—	—	(6)
Currency	1	—	—	—	1
Utilization	(12)	—	(1)	(1)	(14)

March 31, 2011	$24	$2	$2	$—	$28

Utilization for the three-month period ended March 31, 2011 includes $14 million of payments for severance and other employee termination benefits related to previously announced restructuring actions.

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

Interest

Interest expense for the three-month period ended March 31, 2011 was $15 million including $10 million related to the Company’s $500 million secured term loan due October 1, 2017, $3 million on affiliate debt and $2 million related to the amortization of secured term loan deferred costs. During the three-month period ended March 31, 2010, interest expense was $6 million, including $2 million of adequate protection on the pre-petition ABL facility, $2 million on the DIP Credit Agreement and $2 million primarily on affiliate debt. Interest income of $6 million for the three month period ended March 31, 2011 represents an increase of $3 million when compared to the prior year and is primarily attributable to higher rates of return on cash and equivalent balances.

Equity in Net Income of Non-consolidated Affiliates

Equity in net income of non-consolidated affiliates of $44 million for the three-month period ended March 31, 2011 represents an increase of $14 million when compared to the three-month period ended March 31, 2010. The increase was primarily attributable to Yanfeng and its related affiliates which resulted principally from higher OEM production levels in China and continued growth of the Yanfeng operations.

Income Taxes

The provision for income taxes of $28 million for the three-month period ended March 31, 2011 represents an increase of $3 million when compared with the same period of 2010. The increase in tax expense is largely attributable to the year-over-year change in uncertain tax benefits, approximately $8 million, related primarily to the non-recurrence of tax benefits associated with statute expirations recorded during the three-month period ended March 31, 2010. The increases in tax expense were partially offset by a reduction in withholding taxes primarily related to the year-over-year reduction in forecasted non-U.S. earnings not considered permanently reinvested and other items.

Liquidity

Overview

The Company’s primary liquidity needs are related to the funding of general business requirements, including working capital requirements, capital expenditures, indebtedness, and customer launch activity. Additionally, the Company has liquidity needs related to reorganization items, employee retirement benefits and restructuring actions. The Company primarily funds its liquidity needs with cash flows from operating activities, a substantial portion of which is generated by the Company’s subsidiaries. Accordingly, the Company utilizes a combination of cash repatriation strategies, including dividends, royalties, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet obligations globally. While there are no significant restrictions on the ability of the Company’s subsidiaries to pay dividends or make other distributions, the Company’s ability to access funds from its subsidiaries using these repatriation strategies is subject to, among other things, customary regulatory and statutory requirements and contractual arrangements including joint venture agreements.

To the extent that the Company’s liquidity needs exceed cash provided by its operating activities, the Company would look to cash balances on hand, which were $901 million as of March 31, 2011 including restricted cash of $70 million; cash available through existing financing vehicles such as its $200 million asset-based revolving credit facility, subject to a borrowing base; the sale of businesses or other assets, subject to the terms of debt and other contractual arrangements; and then to potential additional capital through the debt or equity markets. Access to these markets is influenced by the Company’s credit ratings. Visteon’s credit ratings were reestablished in December 2010 and reaffirmed in March 2011 with ratings of B1 and B+ by Moodys’ and S&P, respectively, both with a stable outlook. Amounts available for borrowing under the under the revolving credit facility as of March 31, 2011 totaled $150 million with no outstanding borrowings or letter of credit obligations.

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

During March 2011, a 9.0 magnitude earthquake triggered a tsunami off the coast of northeastern Japan and resulted in significant casualties, dislocation and extensive infrastructure destruction. OEM and supplier production in Japan has been, and is expected to continue to be, restricted by several factors over the near term including, but not limited to, the following: (1) physical condition of facilities and ability to resume production; (2) the availability of sufficient numbers of trained workers; (3) the condition of communication, road, rail and port infrastructures; (4) the availability of ample and stable electrical power supply and other energy sources; (5) the availability of running water and sewage/waste water treatment; and (6) a stable supply of materials, components and systems through the supply chain. The Company and its suppliers obtain materials and components from various sources affected directly or indirectly by the events in Japan. Accordingly, the Company continues to work closely with its customers and suppliers to assess production and shipping capabilities and to minimize disruptions.

The situation in Japan remains fluid and production and supply interruptions may continue to occur in the future. Accordingly, there can be no assurance that the Company will not be further adversely affected by the events in Japan including, but not limited to, production and supply disruptions, premium freight and customer shut-down costs. Such adverse impacts could have a material impact on the Company’s financial condition, results of operations and cash flows.

Cash Flows

Operating Activities

Cash used by operating activities during the three-month period ended March 31, 2011 totaled $50 million. The use of cash from operating activities primarily resulted from seasonal net trade working capital outflows, annual employee performance incentive compensation payments, bankruptcy professional fee and other payments, and increased recoverable tax assets, partially offset by net income, as adjusted for non-cash items. Cash provided from operating activities during the three-month period ended March 31, 2010 totaled $40 million and was primarily due to net income, as adjusted for non-cash items and customer accommodation and support agreement payments, partially offset by seasonal net trade working capital outflows.

Investing Activities

Cash used by investing activities during the three-month period ended March 31, 2011 totaled $54 million, which included $55 million of capital expenditures, partially offset by $1 million of proceeds from asset sales. Cash used by investing activities during the three-month period ended March 31, 2010 totaled $24 million and included $25 million of capital expenditures, partially offset by $1 million of proceeds from asset sales.

Financing Activities

Cash provided from financing activities during the three-month period ended March 31, 2011 totaled $9 million and primarily resulted from a reduction in restricted cash and cash from the exercise of stock warrants. Cash used by financing activities totaled $11 million in the three-month period ended March 31, 2010 and primarily resulted from reductions in affiliate debt.

Debt and Capital Structure

Information related to the Company’s debt is set forth in Note 8, “Debt,” to the consolidated financial statements included herein under Item 1. For additional information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for specific debt agreements and additional information related to covenants and restrictions.

6.75% Senior Notes Due April 15, 2019

On April 6, 2011, the Company completed the sale of $500 million aggregate principal amount of 6.75% senior notes due April 15, 2019 (the “Senior Notes”). The Senior Notes were issued under an Indenture, dated April 6, 2011 (the “Indenture”), among the Company, the subsidiary guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Indenture and the form of Senior Notes provide, among other things, that the Senior Notes will be senior unsecured obligations of the Company. Interest is payable on the Senior Notes on April 15 and October 15 of each year beginning on October 15, 2011 until maturity. Each of the Company’s existing and future wholly owned domestic restricted subsidiaries that guarantee debt under the Company’s asset based credit facility will guarantee the Senior Notes.

The terms of the Indenture, among other things, limit the ability of the Company and certain of its subsidiaries to make restricted payments; restrict dividends or other payments of subsidiaries; incur additional debt; engage in transactions with affiliates; create liens on assets; engage in sale and leaseback transactions; and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries. The Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of other agreements in the Indenture; defaults in failure to pay certain other indebtedness; the rendering of judgments to pay certain amounts of money against the Company and its subsidiaries; the failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is not cured within the time periods specified, the Trustee or the holders of at least 25% in principal amount of the then outstanding series of Senior Notes may declare all the Senior Notes of such series to be due and payable immediately.

The Senior Notes were sold to the initial purchasers who are party to a certain purchase agreement (the “Initial Purchasers”) for resale to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. Pursuant to the terms of the registration rights agreement, dated April 6, 2011 (the “Registration Rights Agreement”), among the Company, the subsidiary guarantors named therein and the Initial Purchasers, the Company has agreed to offer to exchange substantially identical senior notes that have been registered under the Securities Act of 1933, as amended, for the Senior Notes, or, in certain circumstances, to register resales of the Senior Notes.

On April 6, 2011 and concurrently with the completion of the sale of the Senior Notes, the Company repaid its obligations under the Term Loan. The Company expects to record losses of approximately $20 million in the second quarter of 2011 for the unamortized discount and debt issue costs associated with the extinguishment of the Term Loan.

In addition, the Company and certain of its domestic subsidiaries entered into a second amendment to the Revolver (the “Amendment”), whereby the Revolver was amended and restated. The Amendment, among other things, reduces the commitment fee on undrawn amounts, decreases certain applicable margins and modifies or replaces certain of the covenants and other provisions. On April 1, 2011 the Company and certain of its domestic subsidiaries entered an incremental revolving loan amendment, whereby the commitment amounts under the Revolver were increased by $20 million, to a total facility size of $220 million, subject to borrowing base requirements.

As of March 31, 2011, the Company had affiliate debt of $88 million primarily related to the Company’s non-U.S. operations, with $75 million and $13 million classified as short-term and long-term debt, respectively. Remaining availability on outstanding affiliate working capital credit facilities was approximately $327 million at March 31, 2011. The Company also participates in an arrangement, through a subsidiary in France, to sell accounts receivable on an uncommitted basis. The amount of financing available is contingent upon the amount of receivables less certain reserves. On March 31, 2011, there were no outstanding borrowings under this facility with $101 million of receivables pledged as security, which are recorded as “Other current assets” on the consolidated balance sheet.

Off-Balance Sheet Arrangements

In December 2010, the Company entered into a stipulation agreement obligating the Company to purchase certain professional services totaling $14 million on or before February 29, 2012. This agreement was contingent on Court approval and was subsequently re-negotiated in March 2011, whereby the obligation was reduced to $13 million. This agreement was approved by the Court in April 2011. Additionally, the Company has guaranteed approximately $37 million for lease payments related to its subsidiaries. During January 2009, the Company reached an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) pursuant to U.S. federal pension law provisions that permit the agency to seek protection when a plant closing results in termination of employment for more than 20 percent of employees covered by a pension plan. In connection with this agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million. These guarantees have not, nor does the Company expect they are reasonably likely to have, a material current or future effect on the Company’s financial position, results of operations or cash flows.

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

The Company’s use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Fair value measurements related to derivative assets take into account the non-performance risk of the respective counterparty, while derivative liabilities take into account the non-performance risk of Visteon and its foreign affiliates. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives as of March 31, 2011.

Forward-Looking Statements

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

You should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:

•	Visteon’s ability to satisfy its future capital and liquidity requirements; Visteon’s ability to access the credit and capital markets at the times and in the amounts needed and on terms acceptable to Visteon; Visteon’s ability to comply with covenants applicable to it; and the continuation of acceptable supplier payment terms.

•	Visteon’s ability to satisfy its pension and other postretirement employee benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost effective basis.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers.

•	Changes in vehicle production volume of Visteon’s customers in the markets where it operates, and in particular changes in Ford’s and Hyundai Kia’s vehicle production volumes and platform mix.

•	Increases in commodity costs or disruptions in the supply of commodities, including steel, resins, aluminum, copper, fuel and natural gas.

•	Visteon’s ability to generate cost savings to offset or exceed agreed upon price reductions or price reductions to win additional business and, in general, improve its operating performance; to achieve the benefits of its restructuring actions; and to recover engineering and tooling costs and capital investments.

•	Visteon’s ability to compete favorably with automotive parts suppliers with lower cost structures and greater ability to rationalize operations; and to exit non-performing businesses on satisfactory terms, particularly due to limited flexibility under existing labor agreements.

•	Restrictions in labor contracts with unions that restrict Visteon’s ability to close plants, divest unprofitable, noncompetitive businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.

•	The costs and timing of facility closures or dispositions, business or product realignments, or similar restructuring actions, including potential asset impairment or other charges related to the implementation of these actions or other adverse industry conditions and contingent liabilities.

•	Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Legal and administrative proceedings, investigations and claims, including shareholder class actions, inquiries by regulatory agencies, product liability, warranty, employee-related, environmental and safety claims and any recalls of products manufactured or sold by Visteon.

•	Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, natural disasters or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.

•	Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system or fuel prices and supply.

•	The cyclical and seasonal nature of the automotive industry.

•	Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.

•	Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.

•	Visteon’s ability to quickly and adequately remediate control deficiencies in its internal control over financial reporting.

•	Other factors, risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the information above under Note 14, “Commitments and Contingencies,” to the consolidated financial statements which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. See also, “Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the first quarter of 2011.

Issuer Purchases of Equity Securities

Maximum number
			Total Number of	(or Approximate
	Total		Shares (or units)	Dollar Value)
	Number of	Average	Purchased as	of Shares (or Units)
	Shares	Price Paid	Part of Publicly	that May Yet Be
	(or Units)	per Share	Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs

January 1, 2011 to January 31, 2011	—	—	—	—
February 1, 2011 to February 28, 2011	1,071	$73.95	—	—
March 1, 2011 to March 31, 2011	—	—	—	—

Total	1,071	$73.95	—	—

(1)	This column includes only shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

ITEM 6.	EXHIBITS

See Exhibit Index beginning on page 44.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ MICHAEL J. WIDGREN
Michael J. Widgren
Vice President, Corporate Controller and Chief Accounting Officer

Date: May 5, 2011

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

4.1	Indenture, dated as of April 6, 2011, among Visteon Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, including the Form of 6.75% Senior Note due 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon Corporation filed on April 7, 2011 (File No. 001-15827)).
10.1	Registration Rights Agreement, dated as of April 6, 2011, among Visteon Corporation and the guarantors and initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on April 7, 2011 (File No. 001-15827)).
10.2	Form of Revolving Loan Credit Agreement, dated as of October 1, 2010, as amended and restated as of April 6, 2011 and effective as of the Second Amendment Effective Date, by and among Visteon Corporation, and certain of its domestic subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and the lenders and L/C issuers party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on April 7, 2011 (File No. 001-15827)).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated May 5, 2011.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated May 5, 2011.
32.1	Section 1350 Certification of Chief Executive Officer dated May 5, 2011.
32.2	Section 1350 Certification of Chief Financial Officer dated May 5, 2011.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.