Form 10-Q
period 2011-06-30
VISTEON CORP
filed 2011-08-04
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011, or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ✓    No

As of July 29, 2011, the Registrant had outstanding 51,562,741 shares of common stock, par value $ .01 per share.

Exhibit index located on page number 53.

VISTEON CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

INDEX

Page No.

Part I — Financial Information
Item 1 — Financial Statements
Consolidated Statements of Operations	2
Consolidated Balance Sheets	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3 — Quantitative and Qualitative Disclosures about Market Risk	50
Item 4 — Controls and Procedures	50
Part II — Other Information
Item 1 — Legal Proceedings	51
Item 1A — Risk Factors	51
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 6 — Exhibits	51
Signature	52
Exhibit Index	53
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
Net sales
Products	$2,178	$1,889	$4,151	$3,735
Services	—	56	—	114

	2,178	1,945	4,151	3,849
Cost of sales
Products	1,981	1,785	3,805	3,214
Services	—	56	—	113

	1,981	1,841	3,805	3,327
Gross margin	197	104	346	522
Selling, general and administrative expenses	111	88	213	201
Reorganization expenses, net	—	39	—	69
Other expense, net	19	13	17	42

Operating income (loss)	67	(36)	116	210
Interest expense	13	129	28	135
Interest income	5	3	11	6
Loss on debt extinguishment	24	—	24	—
Equity in net income of non-consolidated affiliates	43	35	87	65

Income (loss) before income taxes	78	(127)	162	146
Provision for income taxes	34	50	62	75

Net income (loss)	44	(177)	100	71
Net income attributable to non-controlling interests	18	24	35	39

Net income (loss) attributable to Visteon	$26	$(201)	$65	$32

Per Share Data:
Net earnings (loss) per basic share attributable to Visteon	$0.51	$(1.55)	$1.28	$0.25
Net earnings (loss) per diluted share attributable to Visteon	$0.50	$(1.55)	$1.25	$0.25

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions)

	June 30	December 31
	2011	2010

ASSETS
Cash and equivalents	$839	$905
Restricted cash	22	74
Accounts receivable, net	1,341	1,092
Inventories, net	419	364
Other current assets	357	267

Total current assets	2,978	2,702
Property and equipment, net	1,640	1,576
Equity in net assets of non-consolidated affiliates	493	439
Intangible assets, net	395	402
Other non-current assets	88	89

Total assets	$5,594	$5,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt, including current portion of long-term debt	$91	$78
Accounts payable	1,343	1,203
Accrued employee liabilities	203	196
Other current liabilities	289	365

Total current liabilities	1,926	1,842
Long-term debt	505	483
Employee benefits	552	526
Deferred income taxes	206	190
Other non-current liabilities	249	217
Shareholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $0.01, 250 million shares authorized, 51 million shares issued and outstanding)	1	1
Stock warrants	19	29
Additional paid-in capital	1,136	1,099
Retained earnings	151	86
Accumulated other comprehensive income	143	50
Treasury stock	(7)	(5)

Total Visteon Corporation shareholders’ equity	1,443	1,260
Non-controlling interests	713	690

Total shareholders’ equity	2,156	1,950

Total liabilities and shareholders’ equity	$5,594	$5,208

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	June 30
	Successor	Predecessor
	2011	2010
Operating activities
Net income	$100	$71
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	162	140
Pension and OPEB, net	—	(165)
Equity in net income of non-consolidated affiliates, net of dividends remitted	(83)	(62)
Loss on debt extinguishment	24	—
Reorganization expenses, net	—	69
Asset impairment and loss on sale of assets	—	25
Other non-cash items	16	14
Changes in assets and liabilities:
Accounts receivable	(195)	(106)
Inventories	(40)	(50)
Accounts payable	81	54
Other assets and liabilities	(45)	183

Net cash provided from operating activities	20	173
Investing activities
Capital expenditures	(126)	(66)
Other, including proceeds from divestitures and asset sales	5	23

Net cash used by investing activities	(121)	(43)
Financing activities
Cash restriction, net	52	(48)
Short-term debt, net	9	(5)
Proceeds from issuance of debt, net of issuance costs	502	8
Principal payments on debt	(506)	(12)
Rights offering fees	(33)	—
Other	(24)	(18)

Net cash used by financing activities	—	(75)
Effect of exchange rate changes on cash	35	(38)

Net (decrease) increase in cash and equivalents	(66)	17
Cash and equivalents at beginning of period	905	962

Cash and equivalents at end of period	$839	$979

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Basis of Presentation

Description of Business:  Visteon Corporation (the “Company” or “Visteon”) is a leading global supplier of climate, interiors, electronics and lighting systems, modules and components to global automotive original equipment manufacturers (“OEMs”). Headquartered in Van Buren Township, Michigan, Visteon has a workforce of approximately 26,700 employees and a network of manufacturing operations, technical centers, and joint ventures in every major geographic region of the world.

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

Recent Accounting Pronouncements:  In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance amending comprehensive income disclosures retrospectively, for fiscal years, and interim reporting periods within those years, beginning after December 15, 2011. This guidance requires disclosures of all nonowner changes (components of comprehensive income) in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2011, the FASB issued guidance amending fair value measurement disclosures for fiscal years, and interim reporting periods within those years, beginning after December 15, 2011. This guidance will increase disclosures and result in common disclosure requirements between GAAP and International Financial Reporting Standards. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization of the business prior to the Effective Date have been reported separately as Reorganization expenses, net in the Company’s statement of operations and include the following:

	Predecessor
	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	(Dollars in Millions)

Professional fees	$38	$58
Other direct costs, net	1	11

	$39	$69

Cash payments for reorganization expenses	$29	$47

Other Expense, Net:  Other expense, net consists of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
		(Dollars in Millions)
Restructuring	$19	$9	$17	$17
Loss on sale of assets	—	—	—	21
Asset impairment	—	4	—	4

	$19	$13	$17	$42

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

During June 2011, the Company informed employees at its Cadiz Electronics operation in El Puerto de Santa Maria, Spain of its intention to permanently cease production and close the facility. Following this announcement, Visteon commenced discussions with the local unions, works committee and appropriate public authorities regarding specific closure arrangements. The anticipated closure is expected to result in the separation of approximately 400 employees and is expected to be completed by June 30, 2012. The Company recorded approximately $21 million for severance and termination benefits during the three months ended June 30, 2011, representing the minimum amount of employee separation costs pursuant to statutory regulations, all of which are expected to be cash separation payments. Further, the Company anticipates incurring additional costs in connection with the closure that are likely to be material, however,

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Basis of Presentation — (Continued)

an estimate of the amount or range of amounts of these costs cannot be determined at this time because they are subject to the outcome of substantive negotiations with the aforementioned parties and other factors. Additionally, the Company reversed approximately $2 million of previously recorded restructuring accruals during the second quarter of 2011 due to lower than estimated severance and termination benefit costs associated with the consolidation of the Company’s Electronics operations in South America.

During the first quarter of 2011, the Company recorded approximately $4 million for employee severance and termination benefits associated with previously announced actions at two European Interiors facilities. The Company also reversed $6 million of previously established accruals for employee severance and termination benefits at a European Interiors facility pursuant to a March 2011 contractual agreement to cancel the related social plan.

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

Given the economically-sensitive and highly competitive nature of the automotive industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including but not limited to, additional restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

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

Restricted Cash:  Restricted cash represents amounts designated for uses other than current operations and includes $15 million related to outstanding letters of credit and $7 million for affiliate debt, lease and tax payment guarantees at June 30, 2011. Restricted cash decreased by $52 million during 2011 primarily due to the disbursement of previously escrowed funds to settle reorganization related professional fees.

NOTE 2.	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of inventories is provided below:

	June 30	December 31
	2011	2010
	(Dollars in Millions)

Raw materials	$154	$120
Work-in-process	185	174
Finished products	93	76

	432	370
Valuation reserves	(13)	(6)

	$419	$364

NOTE 3.	Other Assets

Other current assets consist of the following:

	June 30	December 31
	2011	2010
	(Dollars in Millions)

Recoverable taxes	$114	$80
Pledged accounts receivable	90	90
Dividends receivable	41	—
Deposits	34	35
Deferred tax assets	32	33
Prepaid assets	24	16
Other	22	13

	$357	$267

Dividends receivable increased $41 million due to dividend declarations by various affiliates in Asia, primarily Yanfeng Automotive Trim Systems Ltd., in the second quarter of 2011 for which payment is expected during the third quarter of 2011.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Other Assets — (Continued)

Other non-current assets consist of the following:

	June 30	December 31
	2011	2010
	(Dollars in Millions)

Deposits	$25	$24
Deferred tax assets	16	13
Income tax receivable	13	14
Debt issue costs	9	12
Notes and other receivables	6	6
Other	19	20

	$88	$89

NOTE 4.	Property and Equipment

Property and equipment, net consists of the following:

	June 30	December 31
	2011	2010
	(Dollars in Millions)

Land	$216	$207
Buildings and improvements	334	312
Machinery, equipment and other	1,061	935
Construction in progress	124	93

Total property and equipment	1,735	1,547
Accumulated depreciation	(186)	(55)

	1,549	1,492
Product tooling, net of amortization	91	84

Property and equipment, net	$1,640	$1,576

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

Depreciation and amortization expenses are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
	(Dollars in Millions)
Depreciation	$70	$62	$131	$129
Amortization	4	5	9	11

	$74	$67	$140	$140

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Non-Consolidated Affiliates

The Company recorded equity in net income of non-consolidated affiliates of $43 million and $35 million for the three-month periods ended June 30, 2011 and 2010, respectively. For the six-month periods ended June 30, 2011 and 2010, the Company recorded $87 million and $65 million, respectively. The Company had $493 million and $439 million of equity in the net assets of non-consolidated affiliates at June 30, 2011 and December 31, 2010, respectively. The following table presents summarized financial data for the Company’s non-consolidated affiliates, including Yanfeng Visteon Automotive Trim Systems Co., Ltd (“Yanfeng”), of which the Company owns a 50% interest and which is considered a significant non-consolidated affiliate. Summarized financial information reflecting 100% of the operating results of the Company’s equity investees are provided below for the three-month and six-month periods ended June 30.

	Three Months Ended June 30
	Net Sales		Gross Margin		Net Income
	2011	2010	2011	2010	2011	2010
	(Dollars in Millions)

Yanfeng	$739	$595	$128	$97	$63	$49
All other	205	233	37	33	22	21

	$944	$828	$165	$130	$85	$70

	Six Months Ended June 30
	Net Sales		Gross Margin		Net Income
	2011	2010	2011	2010	2011	2010
	(Dollars in Millions)

Yanfeng	$1,459	$1,121	$237	$185	$132	$98
All other	392	453	70	68	41	29

	$1,851	$1,574	$307	$253	$173	$127

The Company monitors its investments in the net assets of non-consolidated affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and fair value.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Intangible Assets

Intangible assets, net are comprised of the following:

	June 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(Dollars in Millions)

Definite-lived intangible assets
Developed technology	$222	$21	$201	$214	$7	$207
Customer related	126	11	115	121	3	118
Other	18	2	16	15	1	14

	$366	$34	$332	$350	$11	$339

Goodwill and indefinite-lived intangible assets
Goodwill			$36			$38
Trade names			27			25

			$63			$63

Total Intangible assets, net			$395			$402

The Company recorded approximately $11 million and $22 million of amortization expense for the three-month and six-month periods ended June 30, 2011, respectively, related to definite-lived intangible assets. The Company currently estimates annual amortization expense to be $45 million in 2011 and $43 million each year for 2012 through 2015. Goodwill and trade names, substantially all of which relate to the Company’s Climate reporting unit, are not amortized but are tested for impairment at least annually. Impairment testing is required more often if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting impairment testing, the fair value of the reporting unit is compared to the net book value of the reporting unit. If the net book value exceeds the fair value, an impairment loss is measured and recognized. The Company conducts its annual impairment testing as of the first day of the fourth quarter.

NOTE 7.	Other Liabilities

Other current liabilities are summarized as follows:

	June 30	December 31
	2011	2010
	(Dollars in Millions)

Product warranty and recall reserves	$44	$44
Non-income taxes payable	44	41
Restructuring reserves	42	43
Reorganization related accruals	22	97
Income taxes payable	20	38
Deferred income	20	6
Other accrued liabilities	97	96

	$289	$365

Restructuring reserves of $42 million and $43 million at June 30, 2011 and December 31, 2010, respectively, are classified as other current liabilities on the consolidated balance sheets. The

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Other Liabilities — (Continued)

Company anticipates that the activities associated with these reserves will be substantially completed within the next 12 months.

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the six months ended June 30, 2011.

	Interiors	Climate	Electronics	Lighting	Central	Total
	(Dollars in Millions)

December 31, 2010	$37	$2	$3	$—	$1	$43
Expenses	4	—	—	—	—	4
Reversal	(6)	—	—	—	—	(6)
Foreign currency	1	—	—	—	—	1
Utilization	(12)	—	(1)	—	(1)	(14)

March 31, 2011	$24	$2	$2	$—	$—	$28

Expenses	—	—	21	—	—	21
Reversal	—	—	(2)	—	—	(2)
Foreign currency	1	—	—	—	—	1
Utilization	(6)	—	—	—	—	(6)

June 30, 2011	$19	$2	$21	$—	$—	$42

Restructuring reserves as of June 30, 2011 includes $21 million for severance and termination benefits for employees of the Company’s Cadiz Electronics operation in El Puerto de Santa Maria, Spain pursuant to a June 2011 closure announcement and $16 million of severance and termination benefits for former employees of the Company’s Rennes, France Interiors operation that was divested in December 2010. Utilization of $20 million represents payments for employee severance and termination benefits related to previously announced restructuring actions. Restructuring expenses and reversals for the first half of 2011 are further discussed in Note 1, “Basis of Presentation,” to the consolidated financial statements.

Other non-current liabilities consist of the following:

	June 30	December 31
	2011	2010
	(Dollars in Millions)

Income tax reserves	$109	$96
Non-income tax payable	48	43
Deferred income	41	20
Product warranty and recall reserves	33	31
Other accrued liabilities	18	27

	$249	$217

Current and non-current deferred income of $15 million and $34 million, respectively, relate to various customer accommodation, support and other agreements. Revenue associated with these agreements is being recorded in relation to the delivery of associated products, assets and/or services in accordance with the terms of the underlying agreement or over the estimated period of benefit to the customer, generally representing the duration of remaining production on current vehicle platforms. The Company recorded $11 million and $12 million, respectively, of revenue associated with these settlement payments during the three and six months ended June 30, 2011. The Company expects to record approximately $8 million,

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Other Liabilities — (Continued)

$16 million, $13 million, $11 million, and $1 million of deferred amounts in the remainder of 2011 and the annual periods of 2012, 2013, 2014, and 2015, respectively.

NOTE 8.	Debt

As of June 30, 2011, the Company had outstanding $91 million and $505 million of short-term debt and long-term debt, respectively. The Company’s short and long-term debt balances consist of the following:

	June 30	December 31
	2011	2010
	(Dollars in Millions)

Short-term debt
Current portion of long-term debt	$1	$7
Other — short-term	90	71

Total short-term debt	91	78
Long-term debt
6.75% senior notes due April 15, 2019	494	—
Term loan	—	472
Other	11	11

Total long-term debt	505	483

Total debt	$596	$561

On April 6, 2011, the Company completed the sale of $500 million aggregate principal amount of 6.75% senior notes due April 15, 2019 (the “Senior Notes”) and repaid its obligations under the Term Loan Credit Agreement (“Term Loan”) represented by the outstanding principal amount of $498 million, which was included as a financing activity in the Company’s consolidated statements of cash flows. During the second quarter of 2011, the Company recorded $24 million of losses on the early extinguishment of the Term Loan including $21 million of unamortized original issuance discount and debt fees that were recorded net of the Term Loan principal on the face of the Company’s consolidated balance sheets immediately prior to extinguishment.

The Senior Notes were issued under an Indenture, dated April 6, 2011 (the “Indenture”), among the Company, the subsidiary guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Indenture and the form of Senior Notes provide, among other things, that the Senior Notes will be senior unsecured obligations of the Company. Interest is payable on the Senior Notes on April 15 and October 15 of each year beginning on October 15, 2011 until maturity. Each of the Company’s existing and future 100% owned domestic restricted subsidiaries that guarantee debt under the Company’s asset-based credit facility guarantee the Senior Notes.

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

Fair Value

The fair value of debt was approximately $578 million and $566 million at June 30, 2011 and December 31, 2010, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Employee Retirement Benefits

Benefit Expenses

The components of the Company’s net periodic benefit costs for the three-month periods ended June 30, 2011 and 2010 were as follows:

	Retirement Plans				Health Care and Life
	U.S. Plans		Non-U.S. Plans		Insurance Benefits
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010	2011	2010
	(Dollars in Millions)

Service cost	$1	$2	$2	$1	$—	$—
Interest cost	18	19	7	6	—	—
Expected return on plan assets	(18)	(19)	(5)	(4)	—	—
Reinstatement (termination) of benefits	—	—	—	—	(2)	150
Amortization of:
Plan amendments	—	—	—	—	—	(70)
Actuarial losses and other	—	1	—	—	—	(5)

Visteon sponsored plan net periodic benefit costs	1	3	4	3	(2)	75
Expense for certain salaried employees whose pensions are partially covered by Ford	—	1	—	—	—	(2)

Net periodic benefits costs, excluding restructuring	$1	$4	$4	$3	$(2)	$73

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Employee Retirement Benefits — (Continued)

The components of the Company’s net periodic benefit costs for the six-month periods ended June 30, 2011 and 2010 were as follows:

	Retirement Plans				Health Care and Life
	U.S. Plans		Non-U.S. Plans		Insurance Benefits
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010	2011	2010
	(Dollars in Millions)

Service cost	$2	$5	$3	$3	$—	$—
Interest cost	37	38	14	12	—	1
Expected return on plan assets	(37)	(37)	(9)	(9)	—	—
Reinstatement (termination) of benefits	—	—	—	—	(2)	151
Amortization of:
Plan amendments	—	(1)	—	1	—	(356)
Actuarial losses and other	—	1	—	—	—	43
Special termination benefits	2	—	—	—	—	—
Curtailments	—	(1)	—	—	—	—
Settlements	—	—	—	—	—	(1)

Visteon sponsored plan net
periodic benefit costs	4	5	8	7	(2)	(162)
Expense for certain salaried employees whose benefits are partially covered by Ford	—	1	—	—	—	(4)

Net periodic benefits costs, excluding restructuring	$4	$6	$8	$7	$(2)	$(166)

Special termination benefits	—	2	—	—	—	—

Total employee retirement benefit related restructuring costs	$—	$2	$—	$—	$—	$—

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

February 2010 and the Company communicated its intent to eliminate Company-paid medical, prescription drug, dental and life insurance benefits for participants associated with the North Penn CBA effective June 1, 2010. This change resulted in a reduction in other postretirement employee benefit liabilities and an increase in other comprehensive income of approximately $50 million establishing a new prior service cost base. Reductions associated with terminated other postretirement employee benefits discussed above, in addition to reductions for prior plan amendments and actuarial gains and losses, were amortized as a net decrease to future postretirement employee benefit expense over the remaining period of expected benefit. This amortization resulted in a decrease to postretirement employee benefit expense and other comprehensive income of approximately $75 million and $312 million during the three and six-month periods ended June 30, 2010.

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

In October 2010, the Company notified participants of the remaining U.S. OPEB plans that Company-paid medical, prescription drug, dental and life insurance coverage would be eliminated effective November 1, 2010 for current and future U.S. retirees, their spouses, surviving spouses, domestic partners and dependents. During the fourth quarter of 2010, the Company eliminated related OPEB liabilities of $146 million, recording benefits of $133 million in cost of sales and $13 million in selling, general and administrative expense on the consolidated statement of operations for the three-month period ended December 31, 2010. Eligible retirees who retired prior to November 1, 2010 were provided the opportunity to elect retiree Lifetime COBRA. Upon retirement, future eligible retirees, their spouses, same-sex domestic partners and eligible children have access to medical, prescription drug and dental coverage by paying the full group rate for such coverage. During the three-month period ended June 30, 2011 the

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Employee Retirement Benefits — (Continued)

Company revised its estimate of claims incurred prior to November 1, 2010 but unpaid resulting in recognition of income during the period of $2 million.

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

Contributions

During the six-month period ended June 30, 2011, contributions to the Company’s U.S. retirement plans and OPEB plans were $8 million and $5 million, respectively and contributions to non-U.S. retirement plans were $5 million. The Company anticipates additional contributions to its U.S. retirement plans and OPEB plans of $40 million and $1 million, respectively, during 2011. The Company also anticipates additional 2011 contributions to non-U.S. retirement plans of $15 million.

NOTE 10.	Income Taxes

The Company’s provision for income tax of $34 million and $62 million for the three-month and six-month periods ended June 30, 2011 reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits, the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions, to the extent not offset by other categories of income, and other non-recurring tax items.

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

The amount of income tax expense or benefit allocated to continuing operations is generally determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and net pre-tax income from other categories in the current year. In such instances, net pre-tax income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations even when a valuation allowance has been established against the

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

Unrecognized Tax Benefits

Gross unrecognized tax benefits were $146 million at June 30, 2011 and $131 million at December 31, 2010, of which approximately $83 million and $74 million, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. During the three-month and six-month periods ended June 30, 2011, the Company increased its gross unrecognized tax benefits for positions expected to be taken in future tax returns, primarily related to the allocation of costs among our global operations, and foreign currency impacts. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties related to uncertain tax positions was $26 million at June 30, 2011 and $22 million at December 31, 2010.

The Company operates in multiple jurisdictions throughout the world and the income tax returns of its subsidiaries in various tax jurisdictions are subject to periodic examination by respective tax authorities. With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2006 or state and local, or non-U.S. income tax examinations for years before 2002. It is reasonably possible that the amount of the Company’s unrecognized tax benefits may change within the next twelve months due to the conclusion of ongoing audits or the expiration of tax statutes. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. However, the Company believes it is reasonably possible it will reduce the amount of its existing unrecognized tax benefits impacting the effective tax rate by $5 million to $10 million due to the lapse of jurisdictional statues of limitations within the next 12 months.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Shareholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total shareholders’ equity, including shareholders’ equity attributable to Visteon and equity attributable to noncontrolling interests (“NCI”).

	Three Months Ended June 30
	Successor			Predecessor
	2011			2010
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Shareholders’ equity (deficit) beginning balance	$1,365	$693	$2,058	$(732)	$324	$(408)
Net income (loss)	26	18	44	(201)	24	(177)
Other comprehensive income (loss):
Foreign currency translation adjustment	37	9	46	(88)	(15)	(103)
Pension and other postretirement benefits	1	—	1	(73)	—	(73)
Other	2	—	2	(3)	—	(3)

Total other comprehensive income (loss)	40	9	49	(164)	(15)	(179)
Stock-based compensation, net	10	—	10	—	—	—
Warrant exercises	2	—	2	—	—	—
Dividends to noncontrolling interests	—	(7)	(7)	—	(6)	(6)

Shareholders’ equity (deficit) ending balance	$1,443	$713	$2,156	$(1,097)	$327	$(770)

	Six Months Ended June 30
	Successor			Predecessor
	2011			2010
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Shareholders’ equity (deficit) beginning balance	$1,260	$690	$1,950	$(772)	$317	$(455)
Net income (loss)	65	35	100	32	39	71
Other comprehensive income (loss):
Foreign currency translation adjustment	84	18	102	(107)	(10)	(117)
Pension and other postretirement benefits	3	—	3	(250)	—	(250)
Other	6	1	7	—	2	2

Total other comprehensive income (loss)	93	19	112	(357)	(8)	(365)
Stock-based compensation, net	20	—	20	—	—	—
Warrant exercises	5	—	5	—	—	—
Dividends to noncontrolling interests	—	(31)	(31)	—	(21)	(21)

Shareholders’ equity (deficit) ending balance	$1,443	$713	$2,156	$(1,097)	$327	$(770)

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	Shareholders’ Equity and Noncontrolling Interests — (Continued)

Noncontrolling Interests

Noncontrolling interests in the Visteon Corporation economic entity are as follows:

	June 30	December 31
	2011	2010
	(Dollars in Millions)

Halla Climate Control Corporation	$652	$632
Duck Yang Industries Co. Ltd	30	28
Visteon Interiors Korea Ltd	19	19
Other	12	11

Total noncontrolling interests	$713	$690

The Company holds a 70% interest in Halla Climate Control Corporation (“Halla”), a consolidated subsidiary. Halla is headquartered in South Korea with operations in North America, Europe and Asia. Halla designs, develops and manufactures automotive climate control products, including air-conditioning systems, modules, compressors, and heat exchangers for sale to global OEMs.

The Accumulated other comprehensive income (“AOCI”) category of Shareholders’ equity, includes:

	June 30	December 31
	2011	2010
	(Dollars in Millions)

Foreign currency translation adjustments, net of tax	$85	$1
Pension and other postretirement benefit adjustments, net of tax	54	51
Unrealized gain/ (loss) on derivatives	4	(2)

Total Visteon Accumulated other comprehensive income	$143	$50

NOTE 12.	Earnings Per Share

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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Earnings Per Share — (Continued)

	Three Months Ended		Six Months Ended
	June 30		June 30
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
		(Dollars in Millions)
Numerator:
Net income (loss) attributable to Visteon	$26	$(201)	$65	$32

Denominator:
Average common stock outstanding	51.0	130.3	50.9	130.3
Less: Average restricted stock outstanding	—	(0.9)	—	—

Basic shares	51.0	129.4	50.9	130.3
Add: Diluted effect of warrants	0.9	—	1.2	—

Diluted shares	51.9	129.4	52.1	130.3
Basic and Diluted Earnings (Loss) Per Share Attributable to Visteon:
Basic	$0.51	$(1.55)	$1.28	$0.25
Diluted	$0.50	$(1.55)	$1.25	$0.25

Unvested restricted stock is a participating security and is therefore included in the computation of basic earnings per share under the two-class method. Diluted earnings per share is computed using the treasury stock method, dividing net income by the average number of shares of common stock outstanding, including the dilutive effect of the warrants, using the average share price during the period. There is no difference in diluted earnings per share between the two-class and treasury stock method. Stock options and stock warrants with exercise prices that exceed the average market price of the Company’s common stock have an anti-dilutive effect and therefore were excluded from the computation of diluted earnings per share. The number of stock options excluded from the computation of diluted earnings per share was 8 million and 9 million for the three and six months ended June 30, 2010, respectively. The number of stock warrants excluded from the computation of diluted earnings per share was 25 million for the three and six months ended June 30, 2010.

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

Financial Instruments

The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Where possible, the Company utilizes derivative financial instruments to protect the Company’s cash flow from changes in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary foreign currency exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint and Mexican Peso. The Company utilizes a strategy of partial coverage, based on risk management policies, for transactions in these currencies. As of June 30, 2011 and December 31, 2010, the Company had forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $595 million and $529 million, respectively. A portion of these instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the accumulated other comprehensive income component of shareholders’ equity in the Company’s consolidated balance sheets. The ineffective portion of these instruments is recorded as cost of sales in the Company’s consolidated statements of operations.

Foreign currency hedge instruments are measured at fair value on a recurring basis under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Accordingly, the Company’s foreign currency instruments are classified as Level 2, “Other Observable Inputs” in the fair value hierarchy. As of June 30, 2011, the Company’s foreign currency hedge instruments represent a net asset of $8 million.

During the second quarter of 2011, the Company terminated interest rate swaps with a notional amount of $250 million related to the $500 million Term Loan due October 2017. These interest rate swaps had been designated as cash flow hedges and were settled for a loss of less than $1 million, which was recorded as interest expense. The Company repaid its obligations under the Term Loan following the completion of the sale of the $500 million aggregate principal amount of 6.75% senior notes due April 15, 2019.

As of December 31, 2010, the Company had interest rate swaps with a notional amount of $250 million that effectively converted designated cash flows associated with underlying interest payments on the Term Loan from a variable interest rate to a fixed interest rate. The instruments had been designated as cash flow hedges with the effective portion of the gain or loss reported in the accumulated other comprehensive income component of shareholders’ equity in the Company’s consolidated balance sheet. The ineffective portion of these swaps was assessed based on the hypothetical derivative method and was recorded as interest expense in the Company’s consolidated statement of operations.

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

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments are included in the Company’s consolidated balance sheets at June 30, 2011 and December 31, 2010 as follows:

	Assets			Liabilities
Risk Hedged	Classification	2011	2010	Classification	2011	2010
		(Dollars in millions)

Foreign currency	Other current assets	$7	$—	Other current assets	$1	$1
Non-designated Foreign currency	Other current assets	2	2	Other current assets	—	—
Foreign currency	Other current liabilities	—	1	Other current liabilities	—	2
Non-designated Foreign currency	Other current liabilities	—	2	Other current liabilities	—	1
Interest rates	Other non-current assets	—	—	Other non-current liabilities	—	1

		$9	$5		$1	$5

The impact of derivative financial instruments on the Company’s financial statements, as recorded in cost of sales for the three months ended June 30, 2011 and 2010 is as follows:

	Amount of Gain (Loss)
			Reclassified from
	Recorded in AOCI		AOCI into Income		Recorded in Income
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010	2011	2010
	(Dollars in Millions)
Foreign currency risk — Cost of sales

Cash flow hedges	$2	$(5)	$4	$(1)	$—	$—
Non-designated cash flow hedges	—	—	—	—	(3)	(3)

Total	$2	$(5)	$4	$(1)	$(3)	$(3)

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Fair Value Measurements and Financial Instruments — (Continued)

The impact of derivative financial instruments on the Company’s financial statements, as recorded in cost of sales, for the six months ended June 30, 2011 and 2010 is as follows:

	Amount of Gain (Loss)
			Reclassified from
	Recorded in AOCI		AOCI into Income		Recorded in Income
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010	2011	2010
	(Dollars in Millions)
Foreign currency risk
Cash flow hedges	$5	$—	$6	$2	$—	$—
Non-designated cash flow hedges	—	—	—	—	(4)	(1)

Total	$5	$—	$6	$2	$(4)	$(1)

Interest rate risk
Cash flow hedges	1	—	—	—	—	—

Total	$1	$—	$—	$—	$—	$—

Concentrations of Credit Risk

Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting counterparty credit exposure, and through monitoring of counterparty financial condition and related credit risks. The Company’s concentration of credit risk related to derivative contracts at June 30, 2011 was not significant. With the exception of the customers below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at June 30, 2011 and December 31, 2010, respectively.

	June 30	December 31
	2011	2010

Ford and affiliates	25%	22%
Hyundai Motor Company	15%	17%
Hyundai Mobis Company	12%	14%

Management periodically performs credit evaluations of its customers and generally does not require collateral.

NOTE 14.	Commitments and Contingencies

Guarantees and Commitments

The Company has guaranteed approximately $45 million for lease payments related to its subsidiaries for between one and ten years. In connection with the January 2009 PBGC Agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million, the term of this guarantee is dependent upon certain contingent events as set forth in the PBGC Agreement.

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

In December of 2009, the Court granted the Debtors’ motion in part authorizing them to terminate or amend certain other postretirement employee benefits, including health care and life insurance. On December 29, 2009, the IUE-CWA, the Industrial Division of the Communications Workers of America, AFL-CIO, CLC, filed a notice of appeal of the Court’s order with the District Court. On March 30, 2010, the District Court affirmed the Court’s order in all respects. On April 1, 2010, the IUE filed a notice of appeal, and subsequently a motion for expedited treatment of the appeal and for a stay pending appeal, with the Circuit Court. On April 13, 2010, the Circuit Court granted the motion to expedite and denied the motion for stay pending appeal. On July 13, 2010, the Circuit Court reversed the order of the District Court as to the IUE-CWA and the Court and directed the District Court to, among other things, direct the Court to order the Company to take whatever action is necessary to immediately restore terminated or modified benefits to their pre-termination/modification levels. On July 27, 2010, the Company filed a Petition for Rehearing or Rehearing En Banc requesting that the Circuit Court grant a rehearing to review the panel’s decision, which was denied. On August 17, 2010 and August 20, 2010, on remand, the Court ruled that the Company should restore certain other postretirement employee benefits to the appellant-retirees as well as salaried retirees and certain retirees of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”). On September 1, 2010, the Company filed a Notice of Appeal of these rulings in respect of the decision to include non-appealing retirees, and on September 15, 2010 the UAW filed a Notice of Cross-Appeal. The appeals process includes mandatory mediation of the dispute. The Company subsequently reached an agreement with the original appellants in late-September 2010, which resulted in the Company not restoring other postretirement employee benefits of such retirees. The UAW filed a complaint with the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after the Effective Date. The parties have agreed to stay the proceedings pending their mediation of the dispute, which is ongoing.

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

Several current and former employees of Visteon Deutschland GmbH (“Visteon Germany”) filed civil actions against Visteon Germany in various German courts beginning in August 2007 seeking damages for the alleged violation of German pension laws that prohibit the use of pension benefit formulas that differ for salaried and hourly employees without adequate justification. Several of these actions have been joined as pilot cases. In a written decision issued in April 2010, the Federal Labor Court issued a declaratory judgment in favor of the plaintiffs in the pilot cases. To date, more than 500 current and former employees have filed similar actions or have inquired as to or been granted additional benefits, and an additional 800 current and former employees are similarly situated. The Company has reserved approximately $17 million relating to these claims based on the Company’s best estimate as to the number and value of the claims that will be made in connection with the pension plan. However, the Company’s estimate is subject to many uncertainties which could result in Visteon Germany incurring amounts in excess of the reserved amount of up to approximately $12 million.

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

The following table provides a reconciliation of changes in the product warranty and recall claims liability for the six months ended June 30, 2011 and 2010 (dollars in millions):

	Successor	Predecessor
	Six Months	Six Months
	Ended	Ended
	June 30	June 30
	2011	2010
Beginning balance	$75	$79
Accruals for products shipped	10	15
Currency	4	(4)
Changes in estimates	(6)	—
Settlements	(6)	(11)

Ending balance	$77	$79

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

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At June 30, 2011, the Company had recorded a reserve of approximately $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at June 30, 2011 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

In April 2011, the Company announced a new operating structure for use by the CODM Group in managing the business based on specific global product lines rather than reporting at a broader global product group level as was historically utilized by the CODM Group. Under the historical global product group reporting, the results of each of the Company’s facilities were grouped for reporting purposes into segments based on the predominant product line offering of the respective facility, as separate product line results within each facility were not historically available. During the second quarter of 2011 the Company completed the process of realigning systems and reporting structures to facilitate financial reporting under the revised organizational structure such that the results for each product line within each facility can be separately identified.

The Company’s new operating structure is organized by global product lines, including: Climate, Electronics, Interiors and Lighting. Accordingly, the results of operations for comparable prior periods have been recast to reflect the new global product line operating structure. These global product lines have financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio. Global customer groups are responsible for the business development of the Company’s product portfolio and overall customer relationships. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Segment Information — (Continued)

The Company’s reportable segments are as follows:

•	The Climate product line includes climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems.

•	The Electronics product line includes audio systems, infotainment systems, driver information systems, powertrain and feature control modules, climate controls, and electronic control modules.

•	The Interiors product line includes instrument panels, cockpit modules, door trim and floor consoles.

•	The Lighting product line includes headlamps, rear combination lamps, center high-mounted stop lamps, fog lamps and electronic control modules.

•	The Company’s Services operations provide a centralized administrative function to monitor and facilitate various transition services in support of divestiture transactions, principally related to ACH. As of August 31, 2010, the Company ceased providing substantially all transition and other services or leasing employees to ACH.

Segment Net Sales and Gross Margin

	Net Sales				Gross Margin
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010	2011	2010	2011	2010
	(Dollars in Millions)
Climate	$1,058	$933	$2,037	$1,797	$94	$(4)	$179	$243
Electronics	351	310	709	637	38	93	75	202
Interiors	677	581	1,248	1,150	63	18	85	67
Lighting	136	114	263	245	2	(3)	7	9
Eliminations	(44)	(49)	(106)	(94)	—	—	—	—

Total products	2,178	1,889	4,151	3,735	197	104	346	521
Services	—	56	—	114	—	—	—	1

Total consolidated	$2,178	$1,945	$4,151	$3,849	$197	$104	$346	$522

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Segment Information — (Continued)

Segment Operating Assets

	Inventories, net		Property and Equipment, net
	June 30	December 31	June 30	December 31
	2011	2010	2011	2010
	(Dollars in Millions)

Climate	$250	$214	$1,003	$968
Electronics	79	73	164	159
Interiors	56	50	222	212
Lighting	32	25	116	109
Eliminations	2	2	—	—

Total segments	419	364	1,505	1,448
Reconciling Item
Corporate	—	—	135	128

Total consolidated	$419	$364	$1,640	$1,576

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

Executive Summary

Description of Business

Visteon is a global supplier of climate, interiors, electronics and lighting systems, modules and components to automotive original equipment manufacturers (“OEMs”) including BMW, Chrysler, Daimler, Ford, General Motors, Honda, Hyundai, Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. The Company has a broad network of manufacturing operations, technical centers and joint venture operations throughout the world, supported by approximately 26,700 employees dedicated to the design, development, manufacture and support of its product offering and its global customers.

On May 28, 2009, Visteon and certain of its U.S. subsidiaries (the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) (the “Chapter 11 Proceedings”). On October 1, 2010 (the “Effective Date”), the Company emerged from bankruptcy. The Company adopted fresh-start accounting upon emergence from the Chapter 11 Proceedings and became a new entity for financial reporting purposes as of the Effective Date. Therefore, the consolidated financial statements for the reporting entity subsequent to the Effective Date (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to the Effective Date (the “Predecessor”).

Second Quarter and Year to Date 2011 Financial Overview

	Three Months Ended			Six Months Ended
	June 30			June 30
	Successor	Predecessor		Successor	Predecessor
	2011	2010	Change	2011	2010	Change
	(Dollars in Millions)
Net product sales	$2,178	$1,889	$289	$4,151	$3,735	$416
Product cost of sales	1,981	1,785	196	3,805	3,214	591
Gross margin	197	104	93	346	522	(176)
Equity in net income of non-consolidated affiliates	43	35	8	87	65	22
Net income (loss) attributable to Visteon Corporation	26	(201)	227	65	32	33
Adjusted EBITDA*	201	166	35	360	327	33
Cash provided from operating activities	70	133	(63)	20	173	(153)
Free Cash Flow*	(1)	92	(93)	(106)	107	(213)

*	Adjusted EBITDA and Free Cash Flow are Non-GAAP financial measures, as further discussed below.

The Company’s consolidated net sales during the three months ended June 30, 2011 increased $233 million or 12% when compared to the same period of 2010, including an increase in product sales of $289 million, which was partially offset by a decrease of $56 million in services revenue. The increase in product sales included $192 million associated with higher OEM production volumes reflecting the Company’s positioning with growing global OEM’s, content on popular vehicle platforms, strength in growing Asian markets and net new business. The Company’s sales also increased $155 million due to favorable currency, primarily related to the Euro, Korean Won, Brazilian Real and Chinese Yuan, partially offset by plant divestitures and closures of $37 million and net price reductions.

The Company’s consolidated net sales during the six months ended June 30, 2011 increased $302 million or 8% when compared to the same period of 2010, including an increase in product sales of $416 million, which was partially offset by a decrease of $114 million in services revenue. Production volume increases across all key customers globally resulted in an increase of $431 million, while favorable currency of $173 million, primarily related to the strengthening of the Euro, Korean Won, Brazilian Real and Chinese Yuan, further increased sales. These increases were partially offset by plant divestitures and closures of $125 million and net price reductions.

Product cost of sales was $1.98 billion and $1.79 billion for the three-month periods ended June 30, 2011 and 2010, respectively, for an increase of $196 million. Material, labor and other variable costs increased by $106 million due to higher production volumes net of manufacturing and material savings and efficiencies. Material costs also increased by $43 million associated with higher commodity prices, principally resins and aluminum, and the impact of other design changes. Depreciation and amortization increased $22 million primarily related to intangible asset amortization and the impact of fresh start accounting on asset values. Changes in currency of $137 million further increased product cost of sales. These increases were partially offset by $75 million of lower labor costs due to the non-recurrence of expenses associated with the termination of certain U.S. other postretirement employee benefit (“OPEB”) plans and $37 million of lower material, labor and overhead and other costs attributable to facility closures and divestitures.

Product cost of sales was $3.81 billion and $3.21 billion for the six-month periods ended June 30, 2011 and 2010, respectively, for an increase of $591 million. Product cost of sales increased $176 million due to the non-recurrence of labor cost reductions associated with the termination of certain U.S. OPEB plans. Material, labor and other variable costs increased by $303 million due to higher production volumes net of manufacturing and material savings and efficiencies. Material costs also increased by $62 million associated with higher commodity prices, principally resins and aluminum, and the impact of other design changes. Depreciation and amortization increased $30 million primarily related to intangible asset amortization and the impact of fresh start accounting on asset values. Changes in currency of $146 million further increased product cost of sales. These increases were partially offset by $109 million of lower material, labor, overhead and other costs attributable to facility closures and divestitures and $17 million related to the non-recurrence of certain employee benefit litigation expenses in 2010.

The Company’s gross margin was $197 million for the three-month period ended June 30, 2011, compared with $104 million in the same period of 2010, representing an increase of $93 million. The increase in margin includes $75 million associated with the non-recurrence of costs related to the termination and reinstatement of certain U.S. OPEB plans, $40 million associated with higher production levels, $18 million associated with favorable currency and $3 million associated with customer accommodation and support agreements. These increases were partially offset by $43 million of customer pricing, material and other costs in excess of manufacturing, material, and restructuring savings and efficiencies.

The Company’s gross margin for the six-month period ended June 30, 2011 was $346 million, compared with $522 million in the same period of 2010, representing a decrease of $176 million. The decrease includes the non-recurrence of $176 million of expense reductions associated with the termination of certain U.S. OPEB plans, $86 million of customer pricing, material and other costs in excess of manufacturing, material, and restructuring savings and efficiencies, $24 million associated with lower customer accommodation and support agreements and $16 million related to plant closures and divestitures. These decreases were partially offset by $82 million associated with higher production levels, $27 million associated with favorable currency, and $17 million related to the non-recurrence of a 2010 employee benefit litigation.

The Company reported $43 million and $35 million of equity in the net income of non-consolidated affiliates for the three-month periods ended June 30, 2011 and 2010, respectively, for an increase of $8 million, representing an improvement of 23%. The Company reported $87 million and $65 million of equity in the net income of non-consolidated affiliates for the six-month periods ended June 30, 2011 and 2010, respectively, for an increase of $22 million, representing an improvement of 34%. These increases are principally attributable to the Company’s interest in Yanfeng, reflecting the growth of the Chinese automotive market and the Yanfeng operation.

Net income attributable to Visteon was $26 million for the three-month period ended June 30, 2011 compared to a net loss of $201 million for the same period of 2010, representing an increase of $227 million. Net income attributable to Visteon was $65 million for the six-month period ended June 30, 2011, representing an increase of $33 million when compared the same period of 2010. The Company reported Adjusted EBITDA of $201 million and $360 million for the three and six-month periods ended June 30, 2011, representing increases of $35 million and $33 million, respectively when compared with Adjusted EBITDA of $166 million and $327 million for the same periods of 2010. The Company’s Adjusted EBITDA has improved in both the three and six-month periods of 2011 as compared with 2010 due in large part to higher production levels.

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

A reconciliation of net income (loss) to Adjusted EBITDA is provided in the following table.

	Three Months Ended		Six Months Ended
	June 30		June 30
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
		(Dollars in Millions)
Net income (loss) attributable to Visteon	$26	$(201)	$65	$32
Interest expense, net	8	126	17	129
Provision for income taxes	34	50	62	75
Depreciation and amortization	85	67	162	140
Loss on debt extinguishment	24	—	24	—
Restructuring and other related costs, net	19	6	17	2
Reorganization and other related items	5	39	8	69
OPEB and other employee charges	—	75	5	(145)
Asset impairment and loss on sale of assets	—	4	—	25

Adjusted EBITDA	$201	$166	$360	$327

As of June 30, 2011 the Company had total cash of $861 million, including restricted cash of $22 million, representing a decrease in total cash from December 31, 2010 of approximately $118 million. For the six months ended June 30, 2011 the Company generated $20 million of cash from operations, compared to $173 million for the same period of 2010. The decrease of $153 million is primarily attributable to higher net income as adjusted for non-cash items, the accrual of post-petition interest on the seven-year secured term loans, and customer accommodation and support agreement payments for the six months ended June 30, 2010. The Company had a Free Cash Flow use of $106 million during the six months ended June 30, 2011, compared to $107 million generated in the same period of 2010.

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

A reconciliation of cash provided from operating activities to Free Cash Flow is provided in the following table.

	Three Months Ended		Six Months Ended
	June 30		June 30
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
		(Dollars in Millions)
Cash provided from operating activities	$70	$133	$20	$173
Capital expenditures	(71)	(41)	(126)	(66)

Free Cash Flow	$(1)	$92	$(106)	$107

Results of Operations — Three Months Ended June 30, 2011 and 2010

Organization and Operating Structure

In April 2011, the Company announced a new operating structure for use in managing the business based on specific global product lines rather than reporting at a broader global product group level. Under the historical global product group reporting, the results of each of the Company’s facilities were grouped for reporting purposes into segments based on the predominant product line offering of the respective facility, as separate product line results within each facility were not historically available. During the second quarter of 2011 the Company completed the process of realigning systems and reporting structures to facilitate financial reporting under the revised organizational structure such that the results for each product line within each facility can be separately identified. The Company’s new operating structure is organized by global product lines, including: Climate, Electronics, Interiors and Lighting. Accordingly, the results of operations for comparable prior periods have been recast to reflect the new global product line operating structure.

Product Sales

	Climate	Electronics	Interiors	Lighting	Eliminations	Total
			(Dollars in Millions)

Three months ended June 30, 2010 — Predecessor	$933	$310	$581	$114	$(49)	$1,889
Volume	78	21	67	14	12	192
Currency	60	26	58	11	—	155
Divestitures and closures	—	—	(37)	—	—	(37)
Other	(13)	(6)	8	(3)	(7)	(21)

Three months ended June 30, 2011 — Successor	$1,058	$351	$677	$136	$(44)	$2,178

Climate product sales increased $78 million during the three-month period ended June 30, 2011 due to higher production volumes including $62 million, $13 million and $3 million in Asia, North America and Europe, respectively. Additionally, favorable currency related to the Euro and Korean Won resulted in an increase of $60 million. All other changes, totaling $13 million, reflected price productivity and the non-recurrence of sales associated with 2010 accommodation agreements, partially offset by increases in revenue related to commodity pricing and design actions.

Electronics product sales increased $21 million during the three-month period ended June 30, 2011 due to higher production volumes of $27 million, $5 million and $3 million in North America, Asia and South America, respectively, partially offset by lower production volumes of $14 million in Europe. Favorable currency, primarily related to the strengthening of the Euro, resulted in a further increase of $26 million. All other changes, totaling $6 million, reflected price productivity and the non-recurrence of sales associated with 2010 accommodation agreements, partially offset by increases in revenue related to commodity pricing and design actions.

Interiors product sales increased $67 million during the three-month period ended June 30, 2011 due to higher production volumes, including $52 million and $37 million in Asia and Europe, respectively, partially offset by lower production volumes in South America. Favorable currency of $58 million primarily related to the Euro, Korean Won and Brazilian Real further increased sales. The exit of the Company’s North America Interiors operations and Rennes, France facility in 2010 resulted in a decrease in sales of $37 million. Other changes of $8 million includes $13 million from a customer settlement agreement in South America, customer accommodation agreements, commodity recoveries and design actions, partially offset by price productivity.

Lighting product sales increased $14 million during the three-month period ended June 30, 2011 due to higher production volumes of $16 million in Europe, partially offset by a $2 million decrease in Asia. Favorable currency of $11 million primarily related to the Euro further increased sales. All other changes, totaling $3 million, reflected price productivity partially offset by increases in revenue related to commodity pricing and design actions.

Product Cost of Sales

	Climate	Electronics	Interiors	Lighting	Eliminations	Total
			(Dollars in Millions)

Three months ended June 30, 2010 — Predecessor	$937	$217	$563	$117	$(49)	$1,785
Material	107	27	71	11	11	227
Freight and duty	4	(2)	(2)	—	1	1
Labor and overhead	(94)	68	(3)	2	(18)	(45)
Depreciation and amortization	18	4	1	(3)	2	22
Other	(8)	(1)	(16)	7	9	(9)

Three months ended June 30, 2011 — Successor	$964	$313	$614	$134	$(44)	$1,981

Climate product cost of sales increased $27 million to $964 million during the three-month period ended June 30, 2011, compared with $937 million during the three-month period ended June 30, 2010. Material costs increased $107 million, including $91 million related to production volumes and currency and $32 million primarily related to higher aluminum, resin and other commodity costs and design changes, partially offset by $16 million of manufacturing efficiencies and purchasing improvements. Labor and overhead decreased $94 million, including $119 million due to the non-recurrence of expense associated with the reinstatement of certain U.S. OPEB plans, partially offset by $22 million related to production volumes and currency and $3 million related to increases in manufacturing costs net of efficiencies. Depreciation and amortization increased $18 million, including $6 million of intangible asset amortization, the impact of fresh start accounting on fixed asset values, and $3 million related to accelerated depreciation in conjunction with the Company’s restructuring activities.

Electronics product cost of sales increased $96 million to $313 million during the three-month period ended June 30, 2011, compared with $217 million during the three-month period ended June 30, 2010. Material costs increased $27 million, including $30 million primarily related to production volumes and currency and $3 million primarily related to higher commodity costs and design changes, partially offset by $6 million associated with manufacturing efficiencies and purchasing improvements. Labor and overhead increased $68 million, including $65 million due to the non-recurrence of expense reductions associated with the termination of certain U.S. OPEB plans and $8 million related to volumes and currency, partially offset by $5 million of savings attributable to net manufacturing efficiencies.

Interiors product cost of sales increased $51 million to $614 million during the three-month period ended June 30, 2011, compared with $563 million during the three-month period ended June 30, 2010. Material costs increased $71 million, including $91 million associated with higher production volumes and currency and $5 million related to commodity costs and design changes, partially offset by $22 million related to the exit of the Company’s North America Interiors and Rennes, France operations in 2010 and $3 million associated with manufacturing efficiencies and purchasing improvements. Labor and overhead decreased $3 million including $18 million due to the non-recurrence of expense associated with the termination of certain U.S. OPEB plans and $8 million related to divestitures and closures, partially offset by $18 million related to volumes and currency and $5 million of savings attributable to net manufacturing efficiencies. Other decreases in cost of sales for 2011 included a $6 million gain on a Brazil land sale.

Lighting product cost of sales increased $17 million to $134 million during the three-month period ended June 30, 2011, compared with $117 million during the three-month period ended June 30, 2010. Material costs increased $11 million, including $10 million related to production volumes and currency and $3 million related to the impact of commodity costs and design changes, partially offset by $2 million associated with manufacturing efficiencies and purchasing improvements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $111 million in the second quarter of 2011, compared with $88 million in the second quarter of 2010, an increase of $23 million. The increase includes $9 million related to employee performance incentive compensation costs, $5 million related to bankruptcy related professional fees and claims, $4 million related to currency and $3 million related to intangible asset amortization.

Reorganization Expenses, Net

Reorganization items, net include amounts directly associated with the Company’s chapter 11 reorganization under the Bankruptcy Code prior to the Effective Date. Such amounts totaled $39 million for the three-month period ended June 30, 2010 and were principally comprised of professional fees.

Other Expense, Net

Other expense, net is comprised of the following:

	Three Months Ended
	June 30
	Successor	Predecessor
	2011	2010
	(Dollars in Millions)
Restructuring	$19	$9
Asset impairment	—	4

	$19	$13

During June 2011, the Company informed employees at its Cadiz Electronics operation in El Puerto de Santa Maria, Spain of its intention to permanently cease production and close the facility. Following this announcement, Visteon commenced discussions with the local unions, works committee and appropriate public authorities regarding specific closure arrangements. The anticipated closure is expected to result in the separation of approximately 400 employees and be completed by June 30, 2012. The Company recorded approximately $21 million for severance and termination benefits during the three months ended June 30, 2011, representing the minimum amount of employee separation costs pursuant to statutory regulations, all of which are expected to be cash separation payments. Further, the Company anticipates incurring additional costs in connection with the closure that are likely to be material, however, an estimate of the amount or range of amounts of these costs cannot be determined at this time because they are subject to the outcome of substantive negotiations with the aforementioned parties and other factors.

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the three months ended June 30, 2011. The Company’s restructuring expenses are primarily related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Lighting	Central	Total
			(Dollars in Millions)

March 31, 2011	$24	$2	$2	$—	$—	$28
Expenses	—	—	21	—	—	21
Reversal	—	—	(2)	—	—	(2)
Foreign currency	1	—	—	—	—	1
Utilization	(6)	—	—	—	—	(6)

June 30, 2011	$19	$2	$21	$—	$—	$42

Utilization of $6 million represents payments for severance and other employee termination benefits related to previously announced restructuring actions.

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

Interest

Interest expense for the three-month period ended June 30, 2011 was $13 million including $8 million related to the 6.75% senior notes due April 15, 2019 and $3 million related to affiliate debt. During the three-month period ended June 30, 2010, interest expense was $129 million, including $122 million of prior contractual interest expense related to the seven-year secured term loans that was recorded during the second quarter of 2010 when such contractual interest became probable of being an allowed claim in connection with the Chapter 11 Proceedings, $2 million of adequate protection on the pre-petition ABL facility, $2 million on the DIP credit agreement and $2 million primarily on affiliate debt. Interest income of $5 million for the three-month period ended June 30, 2011 represents an increase of $2 million when compared to the prior year and is primarily attributable to higher rates of return on cash and equivalent balances.

Loss on Debt Extinguishment

On April 6, 2011, the Company completed the sale of $500 million aggregate principal amount of 6.75% senior notes due April 15, 2019 (“Senior Notes”). Concurrently with the completion of the sale of the Senior Notes, the Company repaid its obligations under the Term Loan Credit Agreement (“Term Loan”) and recorded a loss on early extinguishment of $24 million for unamortized original issue discount, debt fees and other debt issue costs associated with the Term Loan Credit Agreement.

Equity in Net Income of Non-consolidated Affiliates

Equity in net income of non-consolidated affiliates of $43 million for the three-month period ended June 30, 2011 represents an increase of $8 million when compared to the same period of 2010. The increase was primarily attributable to Yanfeng and its related affiliates which resulted principally from higher OEM production levels in China and continued growth of the Yanfeng operations.

Income Taxes

The provision for income taxes of $34 million for the second quarter of 2011 represents a decrease of $16 million when compared with $50 million in the same period of 2010. The decrease in tax expense reflects a reduction in withholding taxes primarily related to an increase in non-U.S. earnings considered permanently reinvested, overall lower earnings in those countries where the Company is profitable, which includes the year-over-year impact of changes in the mix of earnings and differing tax rates between jurisdictions, and the tax benefit related to the Company’s ability to offset pre-tax losses against other categories of income despite the existence of deferred tax asset valuation allowances.

Results of Operations — Six Months Ended June 30, 2011 and 2010

Product Sales

	Climate	Electronics	Interiors	Lighting	Eliminations	Total
			(Dollars in Millions)

Six months ended June 30, 2010 — Predecessor	$1,797	$637	$1,150	$245	$(94)	$3,735
Volume	192	70	146	11	12	431
Currency	72	26	65	10	—	173
Divestitures and closures	—	(15)	(110)	—	—	(125)
Other	(24)	(9)	(3)	(3)	(24)	(63)

Six months ended June 30, 2011 — Successor	$2,037	$709	$1,248	$263	$(106)	$4,151

Climate product sales increased $192 million during the six-month period ended June 30, 2011 due to higher production volumes in all regions including $144 million, $34 million and $10 million in Asia, North America and Europe, respectively. Additionally, favorable currency related to the Korean Won and Euro resulted in an increase of $72 million. All other changes, totaling $24 million, reflected price productivity and the non-recurrence of sales associated with 2010 accommodation agreements, partially offset by increases in revenue related to commodity pricing and design actions.

Electronics product sales increased $70 million during the six-month period ended June 30, 2011 due to higher production volumes of $56 million, $17 million and $9 million in North America, Asia and South America, respectively, partially offset by lower production volumes in Europe. Product sales decreased $15 million in connection with the closure of the Company’s Lansdale, Pennsylvania (“North Penn”) facility in 2010. Favorable currency of $26 million primarily related to the strengthening of the Euro and the Japanese Yen also increased sales. All other changes, totaling $9 million, reflected price productivity and the non-recurrence of sales associated with 2010 accommodation agreements, partially offset by increases in revenue related to commodity pricing and design actions.

Interiors product sales increased $146 million during the six-month period ended June 30, 2011 due to higher production volumes of $97 million and $84 million in Europe and Asia, respectively, partially offset by lower production volumes in South America. Favorable currency of $65 million primarily related to the Euro, Korean Won and Brazilian Real further increased sales. The exit of the Company’s North America Interiors operations and Rennes, France facility in 2010 resulted in a decrease in sales of $110 million. Other changes of $3 million, reflected price productivity and lower sales associated with customer accommodation agreements, partially offset by $13 million associated with a customer settlement agreement in South America and increases in commodity recoveries and design actions.

Lighting product sales increased $11 million during the six-month period ended June 30, 2011 due to higher production volumes of $33 million in Europe, partially offset by lower production volumes of $22 million in North America. Favorable currency of $10 million primarily relating to the Euro further increased sales. All other changes, totaling $3 million, reflected price productivity and the non-recurrence of sales associated with 2010 accommodation agreements, partially offset by increases in revenue related to commodity pricing and design actions.

Product Cost of Sales

	Climate	Electronics	Interiors	Lighting	Eliminations	Total
			(Dollars in Millions)

Six months ended June 30, 2010 — Predecessor	$1,554	$435	$1,083	$236	$(94)	$3,214
Material	196	56	89	9	15	365
Freight and duty	9	(1)	(3)	(1)	(1)	3
Labor and overhead	84	133	18	8	(17)	226
Depreciation and amortization	30	5	—	(5)	—	30
Other	(15)	6	(24)	9	(9)	(33)

Six months ended June 30, 2011 — Successor	$1,858	$634	$1,163	$256	$(106)	$3,805

Climate product cost of sales increased $304 million to $1.9 billion during the six-month period ended June 30, 2011, compared with $1.6 billion during the six-month period ended June 30, 2010. Material costs increased $196 million, including $171 million related to production volumes and currency and $51 million primarily related to higher aluminum, resin and other commodity costs and design changes, partially offset by $26 million of manufacturing efficiencies and purchasing improvements. Labor and overhead increased $84 million, including $35 million due to the non-recurrence of expense reductions associated with the termination of certain U.S. OPEB plans and $45 million related to production volumes and currency, and $4 million related to increased manufacturing costs, net of efficiencies. Depreciation and amortization increased $30 million, including $12 million of intangible asset amortization and the impact of fresh start accounting on asset values.

Electronics product cost of sales increased $199 million to $634 million during the six-month period ended June 30, 2011, compared with $435 million during the six-month period ended June 30, 2010. Material costs increased $56 million, including $71 million related to production volumes and currency and $3 million primarily related to the impact of commodity costs and design changes, partially offset by $12 associated with manufacturing efficiencies and purchasing improvement efforts and $6 million related to the closure of the North Penn facility. Labor and overhead increased $133 million, including $135 million due to the non-recurrence of expense reductions associated with the termination of certain U.S. OPEB plans and $17 million related to production volumes and currency, partially offset by $14 million of savings attributable to net manufacturing efficiencies and $5 million related to the closure of the North Penn facility.

Interiors product cost of sales increased $80 million to $1.2 billion during the six-month period ended June 30, 2011, compared with $1.1 billion during the six-month period ended June 30, 2010. Material costs increased $89 million, including $153 million related to production volumes and currency and $3 million primarily related to the impact of commodity costs and design changes, partially offset by $62 million related to the exit of the Company’s North America Interiors operations and Rennes, France facility in 2010 and $5 million associated with manufacturing efficiencies and purchasing improvements. Labor and overhead increased $18 million, including $30 million related to production volumes and currency, $10 million related to increases in manufacturing costs net of efficiencies and $4 million due to the non-recurrence of expense reductions associated with the termination of certain U.S. OPEB plans, partially offset by the impact of plant divestitures and closures of $26 million.

Lighting product cost of sales increased $20 million to $256 million during the six-month period ended June 30, 2011, compared with $236 million during the six-month period ended June 30, 2010. Material costs increased $9 million, including $7 million related to production volumes and currency and $5 million primarily related to the impact of commodity costs and design changes, partially offset by $3 million associated with manufacturing efficiencies and purchasing improvements. Labor and overhead increased $8 million due to the non-recurrence of expense reductions associated with the termination of certain U.S. OPEB plans, production volumes and currency, and increases in manufacturing costs net of efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $213 million in the first half of 2011, compared with $201 million in the first half of 2010, an increase of $12 million. The increase includes $8 million associated with bankruptcy related professional fees and claims, $6 million related to intangible asset amortization, $5 million related to employee performance incentive compensation costs, $3 million related to employee termination costs and $4 million related to currency, partially offset by the non-recurrence of $14 million of actuarial losses associated with the termination of certain U.S. OPEB plans.

Reorganization Items

Reorganization items, net include amounts directly associated with the Company’s chapter 11 reorganization under the Bankruptcy Code prior to the Effective Date. Such amounts totaled $69 million for the six-month period ended June 30, 2010 and were principally comprised of professional fees.

Other Expense, Net

Other expense, net is comprised of the following:

	Six Months Ended
	June 30
	Successor	Predecessor
	2011	2010
Restructuring	$17	$17
Loss on sale of assets	—	21
Asset impairment	—	4

	$17	$42

In June 2011 the Company recorded approximately $21 million for severance and termination benefits related to the announced closure of the Company’s Cadiz Electronics operation in El Puerto de Santa Maria, Spain. Additionally, during the first half of 2011, the Company recorded approximately $4 million for employee severance and termination benefits associated with previously announced actions at two European Interiors facilities. The Company also reversed approximately $8 million of previously established accruals, including $6 million for employee severance and termination benefits at a European Interiors facility pursuant to a March 2011 contractual agreement to cancel the related social plan and an additional $2 million for employee and severance and termination benefits at a South American Electronics facility.

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the six months ended June 30, 2011. The Company’s restructuring expenses are primarily related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Lighting	Central	Total
			(Dollars in Millions)

December 31, 2010	$37	$2	$3	$—	$1	$43
Expenses	4	—	21	—	—	25
Reversal	(6)	—	(2)	—	—	(8)
Currency exchange	2	—	—	—	—	2
Utilization	(18)	—	(1)	—	(1)	(20)

June 30, 2011	$19	$2	$21	$—	$—	$42

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

The Company recorded asset impairments and other losses of $25 million during the six-month period ended June 30, 2010. In June 2010, the Company reached an agreement to sell its entire 46.6% interest in the shares of Toledo Molding & Die, Inc., a supplier of interior components, for proceeds of approximately $10 million. The Company recorded an impairment charge of approximately $4 million, representing the difference between the carrying value of the Company’s investment in Toledo Molding & Die, Inc. and the expected share sale proceeds. Additionally, in March 2010, the Company completed the sale of substantially all of the assets of Atlantic Automotive Components, L.L.C., and recorded losses of approximately $21 million in connection with the sale.

Interest

Interest expense for the six-month period ended June 30, 2011 was $28 million including $11 million related to the Term Loan, $8 million related to the Senior Notes, and $5 million related to affiliate debt. During the six-month period ended June 30, 2010, interest expense was $135 million, which included $122 million of prior contractual interest on the seven-year secured term loans that became probable being an allowed claim in connection with the Chapter 11 Proceedings, $4 million of adequate protection on the pre-petition ABL facility, $4 million on the DIP credit agreement and $4 million on affiliate debt. Interest income of $11 million for the six-month period ended June 30, 2011 represents an increase of $5 million when compared to the prior year and is attributable to higher rates of return on higher cash and equivalent balances.

Equity in Net Income of Non-consolidated Affiliates

Equity in net income of non-consolidated affiliates of $87 million for the six-month period ended June 30, 2011 represents an increase of $22 million when compared to the same period of 2010. The increase is primarily attributable to Yanfeng and its related affiliates resulting from higher OEM production levels in China and continued growth of the Yanfeng operations.

Income Taxes

The provision for income taxes of $62 million for the first half of 2011 represents a decrease of $13 million when compared with $75 million in the same period of 2010. The decrease in tax expense reflects a reduction in withholding taxes primarily related to an increase in non-U.S. earnings considered permanently reinvested, overall lower earnings in those countries where the Company is profitable, which includes the year-over-year impact of changes in the mix of earnings and differing tax rates between jurisdictions, and the tax benefit related to the Company’s ability to offset pre-tax losses against other categories of income despite the existence deferred tax asset valuation allowances. These approximately $24 million in decreases were partially offset by $11 million related primarily to uncertain tax positions, including interest and penalties, and other items.

Liquidity

Overview

The Company’s primary liquidity needs are related to the funding of general business requirements, including working capital requirements, capital expenditures, indebtedness and customer launch activity. Additionally, the Company has liquidity needs related to reorganization items, employee retirement benefits and restructuring actions. The Company primarily funds its liquidity needs with cash flows from operating activities, a substantial portion of which is generated by the Company’s subsidiaries. Accordingly, the Company utilizes a combination of cash repatriation strategies, including dividends, royalties, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet obligations globally. While there are no significant restrictions on the ability of the Company’s subsidiaries to pay dividends or make other distributions, the Company’s ability to access funds from its subsidiaries using these repatriation strategies is subject to, among other things, customary regulatory and statutory requirements and contractual arrangements including joint venture agreements. As of June 30, 2011, approximately $160 million of cash held by foreign affiliates is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds are needed for operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

To the extent that the Company’s liquidity needs exceed cash provided by its operating activities, the Company would look to cash balances on hand, which were $861 million as of June 30, 2011 including restricted cash of $22 million; cash available through existing financing vehicles such as its $220 million asset-based revolving credit facility, subject to a borrowing base; the sale of businesses or other assets, subject to the terms of debt and other contractual arrangements; and then to potential additional capital through the debt or equity markets. Access to these markets is influenced by the Company’s credit ratings. At June 30, 2011, Visteon’s credit ratings were B1 and B+ by Moodys’ and S&P, respectively, both with a stable outlook. Amounts available for borrowing under the revolving credit facility as of June 30, 2011 totaled $220 million with no outstanding borrowings or letter of credit obligations.

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

During March 2011, a large earthquake triggered a tsunami off the coast of northeastern Japan and resulted in significant casualties, dislocation and extensive infrastructure destruction. The Company and its suppliers obtain materials and components from various sources affected directly or indirectly by the events in Japan. Accordingly, the Company continues to work closely with its customers and suppliers to assess production and shipping capabilities and to minimize disruptions. The situation in Japan has stabilized, however, production and supply interruptions may continue to occur in the future. Accordingly, there can be no assurance that the Company will not be further adversely affected by the events in Japan including, but not limited to, production and supply disruptions, premium freight and customer shut-down costs. Such adverse impacts could have a material impact on the Company’s financial condition, results of operations and cash flows.

Cash Flows

Operating Activities

Cash provided from operating activities during the six-month period ended June 30, 2011 totaled $20 million. The cash generated from operating activities primarily resulted from net income, as adjusted for non-cash items and increased employee fringe benefit and vacation accruals, partially offset by net trade working capital outflows primarily related to seasonality, bankruptcy professional fee and other payments, and increased recoverable tax assets. Cash provided from operating activities during the six-month period ended June 30, 2010 totaled $173 million. The generation of cash from operating activities is primarily due to net income, as adjusted for non-cash items, the accrual of post-petition interest on the seven-year term loans, and customer accommodation and support agreement payments, partially offset by net trade working capital outflows primarily related to seasonality.

Investing Activities

Cash used by investing activities during the six-month period ended June 30, 2011 totaled $121 million primarily resulting from $126 million of capital expenditures, partially offset by $5 million of other, and proceeds from divestitures and asset sales. Cash used by investing activities during the six-month Predecessor period ended June 30, 2010 totaled $43 million primarily resulting from $66 million of capital expenditures, partially offset by $23 million of other, including proceeds from divestitures and asset sales reflecting the sale of the Company’s Interiors operations located in Highland Park, Michigan and Saltillo, Mexico.

Financing Activities

There was no net cash provided from or used by financing activities during the six-month period ended June 30, 2011 primarily resulting from the termination and payoff of the existing $498 million Term Loan, reorganization related professional fees, and minority shareholder dividend payments, offset by issuance of $500 million in senior notes and a reduction in restricted cash related to the disbursement of previously escrowed funds to settle reorganization related rights offering and other financing fees. Cash used by financing activities totaled $75 million in the six-month period ended June 30, 2010 and primarily resulted from an increase in restricted cash, reductions in affiliate debt, and minority shareholder dividend payments.

Debt and Capital Structure

Information related to the Company’s debt is set forth in Note 8, “Debt,” to the consolidated financial statements included herein under Item 1. For additional information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for specific debt agreements and additional information related to covenants and restrictions.

6.75% Senior Notes Due April 15, 2019

On April 6, 2011, the Company completed the sale of $500 million aggregate principal amount of 6.75% senior notes due April 15, 2019 (the “Senior Notes”). The Senior Notes were issued under an Indenture, dated April 6, 2011 (the “Indenture”), among the Company, the subsidiary guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Indenture and the form of Senior Notes provide, among other things, that the Senior Notes will be senior unsecured obligations of the Company. Interest is payable on the Senior Notes on April 15 and October 15 of each year beginning on October 15, 2011 until maturity. Each of the Company’s existing and future 100% owned domestic restricted subsidiaries that guarantee debt under the Company’s asset based credit facility will guarantee the Senior Notes.

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

On April 6, 2011 and concurrently with the completion of the sale of the Senior Notes, the Company repaid its obligations under the Term Loan. The Company recorded non-cash losses of $24 million in the second quarter of 2011 for the early extinguishment of the Term Loan including unamortized original issue discount, debt fees and other debt issue costs.

In addition, the Company and certain of its domestic subsidiaries entered into a second amendment (the “Amendment”) to the Revolving Loan Credit Agreement (the “Revolver”) whereby the Revolver was amended and restated. The Amendment, among other things, reduces the commitment fee on undrawn amounts, decreases certain applicable margins and modifies or replaces certain of the covenants and other provisions. On April 1, 2011 the Company and certain of its domestic subsidiaries entered an incremental revolving loan amendment, whereby the commitment amounts under the Revolver were increased by $20 million, to a total facility size of $220 million, subject to borrowing base requirements. As of June 30, 2011, there were no amounts outstanding under Revolver and the amount available for borrowing was approximately $220 million.

As of June 30, 2011, the Company had affiliate debt of $100 million primarily related to the Company’s non-U.S. operations, with $90 million and $10 million classified as short-term and long-term debt, respectively. Remaining availability on outstanding affiliate working capital credit facilities was approximately $260 million at June 30, 2011. The Company also participates in an arrangement, through a subsidiary in France, to sell accounts receivable on an uncommitted basis. The amount of financing available is contingent upon the amount of receivables less certain reserves. On June 30, 2011, there were no outstanding borrowings under this facility with $90 million of receivables pledged as security, which are recorded as “Other current assets” on the consolidated balance sheet.

Off-Balance Sheet Arrangements

In December 2010, the Company entered into a stipulation agreement obligating the Company to purchase certain professional services totaling $14 million on or before February 29, 2012. This agreement was contingent on Court approval and was subsequently re-negotiated in March 2011, whereby the obligation was reduced to $13 million. This agreement was approved by the Court in April 2011. Additionally, the Company has guaranteed approximately $45 million for lease payments related to its subsidiaries for between one and ten years. During January 2009, the Company reached an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) pursuant to U.S. federal pension law provisions that permit the agency to seek protection when a plant closing results in termination of employment for more than 20 percent of employees covered by a pension plan. In connection with this agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million, the term of this guarantee is dependent upon certain contingent events as set forth in the PBGC Agreement. These guarantees have not, nor does the Company expect they are reasonably likely to have, a material current or future effect on the Company’s financial position, results of operations or cash flows.

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

The Company’s use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Fair value measurements related to derivative assets take into account the non-performance risk of the respective counterparty, while derivative liabilities take into account the non-performance risk of Visteon and its foreign affiliates. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives as of June 30, 2011.

Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance amending comprehensive income disclosures retrospectively, for fiscal years, and interim reporting periods within those years, beginning after December 15, 2011. This guidance requires disclosures of all nonowner changes (components of comprehensive income) in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2011, the FASB issued guidance amending fair value measurement disclosures for fiscal years, and interim reporting periods within those years, beginning after December 15, 2011. This guidance will increase disclosures and result in common disclosure requirements between GAAP and International Financial Reporting Standards. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarterly period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the second quarter of 2011.

Issuer Purchases of Equity Securities

Maximum number
			Total Number of	(or Approximate
	Total		Shares (or units)	Dollar Value)
	Number of	Average	Purchased as	of Shares (or Units)
	Shares	Price Paid	Part of Publicly	that May Yet Be
	(or Units)	per Share	Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs

April 1, 2011 to April 30, 2011	—	$—	—	—
May 1, 2011 to May 31, 2011	2,567	$67.43	—	—
June 1, 2011 to June 30, 2011	1,027	$68.41	—	—

Total	3,594	$67.71	—	—

(1)	This column includes only shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

ITEM 6.	EXHIBITS

See Exhibit Index on Page 53.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ MICHAEL J. WIDGREN
Michael J. Widgren
Vice President, Corporate Controller and Chief
Accounting Officer

Date: August 4, 2011

EXHIBIT INDEX

Exhibit
Number		Exhibit Name

4.1		Indenture, dated as of April 6, 2011, among Visteon Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, including the Form of 6.75% Senior Note due 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon Corporation filed on April 7, 2011 (File No. 001-15827)).
10.1		Registration Rights Agreement, dated as of April 6, 2011, among Visteon Corporation and the guarantors and initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on April 7, 2011 (File No. 001-15827)).
10.2		Form of Revolving Loan Credit Agreement, dated as of October 1, 2010, as amended and restated as of April 6, 2011 and effective as of the Second Amendment Effective Date, by and among Visteon Corporation, and certain of its domestic subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and the lenders and L/C issuers party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on April 7, 2011 (File No. 001-15827)).
10.3		Letter Agreement between Visteon Corporation and Alden Global Distressed Opportunities Master Fund, L.P., dated as of May 11, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on May 12, 2011 (File No. 001-15827)).
31.1		Rule 13a-14(a) Certification of Chief Executive Officer dated August 4, 2011.
31.2		Rule 13a-14(a) Certification of Chief Financial Officer dated August 4, 2011.
32.1		Section 1350 Certification of Chief Executive Officer dated August 4, 2011.
32.2		Section 1350 Certification of Chief Financial Officer dated August 4, 2011.
101	.INS	XBRL Instance Document.*
101	.SCH	XBRL Taxonomy Extension Schema Document.*
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.