Form 10-Q
period 2011-09-30
VISTEON CORP
filed 2011-11-03
CIK 1111335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011, or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes       ✓     No

As of October 27, 2011, the Registrant had outstanding 51,507,876 shares of common stock, par value $.01 per share.

Exhibit index located on page number 51.

VISTEON CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in Millions, Except Per Share Data)

	Three Months Ended September 30		Nine Months Ended September 30
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
Net sales
Products	$2,037	$1,702	$6,188	$5,437
Services	—	28	—	142

	2,037	1,730	6,188	5,579
Cost of sales
Products	1,889	1,663	5,694	4,877
Services	—	27	—	140

	1,889	1,690	5,694	5,017

Gross margin	148	40	494	562
Selling, general and administrative expense	100	91	313	292
Reorganization expense, net	—	54	—	123
Other expense, net	1	3	18	45

Operating income (loss)	47	(108)	163	102
Interest expense	10	35	38	170
Interest income	5	4	16	10
Loss on debt extinguishment	—	—	24	—
Equity in net income of non-consolidated affiliates	43	35	130	100

Income (loss) before income taxes	85	(104)	247	42
Provision for income taxes	25	19	87	94

Net income (loss)	60	(123)	160	(52)
Net income attributable to non-controlling interests	19	17	54	56

Net income (loss) attributable to Visteon	$41	$(140)	$106	$(108)

Per Share Data:
Net earnings (loss) per basic share attributable to Visteon	$0.80	$(1.08)	$2.07	$(0.83)
Net earnings (loss) per diluted share attributable to Visteon	$0.79	$(1.08)	$2.04	$(0.83)

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Millions)

	September 30 2011	December 31 2010

ASSETS
Cash and equivalents	$758	$905
Restricted cash	22	74
Accounts receivable, net	1,239	1,092
Inventories, net	406	364
Other current assets	279	267

Total current assets	2,704	2,702
Property and equipment, net	1,528	1,576
Equity in net assets of non-consolidated affiliates	547	439
Intangible assets, net	366	402
Other non-current assets	89	89

Total assets	$5,234	$5,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt, including current portion of long-term debt	$81	$78
Accounts payable	1,173	1,203
Accrued employee liabilities	184	196
Other current liabilities	297	365

Total current liabilities	1,735	1,842
Long-term debt	507	483
Employee benefits	509	526
Deferred income taxes	187	190
Other non-current liabilities	229	217
Shareholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding)	—	—
Common stock (par value $0.01, 250 million shares authorized, 52 million issued and outstanding and 51 million shares issued and outstanding, respectively)	1	1
Stock warrants	13	29
Additional paid-in capital	1,156	1,099
Retained earnings	192	86
Accumulated other comprehensive income	18	50
Treasury stock	(7)	(5)

Total Visteon Corporation shareholders’ equity	1,373	1,260
Non-controlling interests	694	690

Total shareholders’ equity	2,067	1,950

Total liabilities and shareholders’ equity	$5,234	$5,208

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Millions)

	Nine Months Ended September 30
	Successor	Predecessor
	2011	2010
Operating activities
Net income (loss)	$160	$(52)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	248	207
Equity in net income of non-consolidated affiliates, net of dividends remitted	(88)	(87)
Loss on debt extinguishment	24	—
Pension and OPEB, net	—	(41)
Reorganization expense, net	—	123
Asset impairments and loss on sale of assets	—	25
Other non-cash items	26	(1)
Changes in assets and liabilities:
Accounts receivable	(132)	(79)
Inventories	(50)	(75)
Accounts payable	(17)	55
Other assets and liabilities	(116)	148

Net cash provided from operating activities	55	223
Investing activities
Capital expenditures	(185)	(117)
Other, including proceeds from divestitures and asset sales	(2)	42

Net cash used by investing activities	(187)	(75)
Financing activities
Cash restriction, net	52	(62)
Short-term debt, net	11	(9)
Proceeds from issuance of debt, net of issuance costs	503	9
Principal payments on debt	(513)	(99)
Rights offering fees	(33)	(11)
Other	(26)	(21)

Net cash used by financing activities	(6)	(193)
Effect of exchange rate changes on cash	(9)	1

Net decrease in cash and equivalents	(147)	(44)
Cash and equivalents at beginning of year	905	962

Cash and equivalents at end of period	$758	$918

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Basis of Presentation

Description of Business:    Visteon Corporation (the “Company” or “Visteon”) is a supplier of climate, interiors, electronics and lighting systems, modules and components to global automotive original equipment manufacturers (“OEMs”). Headquartered in Van Buren Township, Michigan, Visteon has a workforce of approximately 27,000 employees and a network of manufacturing operations, technical centers and joint ventures in every major geographic region of the world.

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

Revenue Recognition:    The Company records revenue when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured. The Company ships product and records revenue pursuant to commercial agreements with its customers generally in the form of an approved purchase order, including the effects of contractual customer price productivity. The Company does negotiate discrete price changes with its customers, which are generally the result of unique commercial issues between the Company and its customers. The Company records amounts associated with discrete price changes as a reduction to revenue when specific facts and circumstances indicate that a price reduction is probable and the amounts are reasonably estimable. The Company records amounts associated with discrete price changes as an increase to revenue upon execution of a legally enforceable contractual agreement and when collectibility is reasonably assured.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 1. Basis of Presentation — (Continued)

Effective Date (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to the Effective Date (the “Predecessor”).

Revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization of the business prior to the Effective Date have been reported separately as Reorganization expense, net in the Company’s statement of operations and include the following:

	Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(Dollars in Millions)
Professional fees	$53	$111
Other direct costs, net	1	12

	$54	$123

Cash payments for reorganization expenses	$41	$88

Other Expense, Net: Other expense, net consists of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
		(Dollars in Millions)
Restructuring	$1	$3	$18	$20
Loss on sale of assets	—	—	—	21
Asset impairment	—	—	—	4

	$1	$3	$18	$45

The Company has undertaken various restructuring activities to achieve its strategic and financial objectives. Restructuring activities include, but are not limited to, plant closures, production relocation, administrative cost structure realignment and consolidation of available capacity and resources. The Company expects to finance restructuring programs through cash on hand, cash generated from its ongoing operations, reimbursements pursuant to customer accommodation and support agreements or through cash available under its existing debt agreements, subject to the terms of applicable covenants. Restructuring costs are recorded as elements of a plan are finalized and the timing of activities and the amount of related costs are not likely to change. However, such costs are estimated based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a timeframe such that significant changes to the plan are not likely. However, actual amounts paid for such activities may differ from amounts initially estimated. The Company recorded $18 million of net restructuring costs for the nine-months ended September 30, 2011 related to the following.

•

During the second quarter of 2011, the Company informed employees at its Electronics operation in El Puerto de Santa Maria, Cadiz, Spain of its intention to permanently cease production and close the facility. Following this announcement, Visteon commenced discussions with the local unions, works committee and appropriate public authorities regarding specific closure arrangements. The anticipated closure is expected to result in the separation of approximately 400 employees and is expected to be completed by June 30,

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 1. Basis of Presentation — (Continued)

2012. The Company recorded approximately $22 million primarily for severance and termination benefits during the nine months ended September 30, 2011, representing the minimum amount of employee separation costs pursuant to statutory regulations, all of which are expected to be cash separation payments. Further, the Company anticipates incurring additional costs in connection with the closure that are likely to be material, however, an estimate of the amount or range of amounts of these costs cannot be determined at this time because they are subject to the outcome of substantive negotiations with the aforementioned parties and other factors. The Company also reversed approximately $2 million of previously recorded restructuring accruals during the second quarter of 2011 due to lower than estimated severance and termination benefit costs associated with the consolidation of the Company’s Electronics operations in South America.

•

During the first quarter of 2011, the Company recorded approximately $4 million for employee severance and termination benefits associated with previously announced actions at two European Interiors facilities and reversed $6 million of previously established accruals for employee severance and termination benefits at a European Interiors facility pursuant to a contractual agreement to cancel the related social plan.

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

Restricted Cash:    Restricted cash represents amounts designated for uses other than current operations and includes $15 million related to outstanding letters of credit and $7 million for affiliate debt, lease and tax payment guarantees at September 30, 2011. Restricted cash decreased by $52 million during 2011 primarily due to the disbursement of previously escrowed funds to settle reorganization related professional fees.

Recent Accounting Pronouncements:    In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance amending the options for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This guidance provides an option to perform a qualitative assessment to determine whether the events or circumstances exist which could

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 1. Basis of Presentation — (Continued)

lead to the determination that it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, prior to performing a quantitative assessment as provided for in previous guidance. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued guidance amending comprehensive income disclosures retrospectively, for fiscal years, and interim reporting periods within those years, beginning after December 15, 2011. This guidance requires disclosure of all changes in the comprehensive income component of stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

NOTE 2. Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of inventories is provided below:

	September 30 2011	December 31 2010
	(Dollars in Millions)
Raw materials	$167	$120
Work-in-process	187	174
Finished products	67	76

	$421	$370
Valuation reserves	(15)	(6)

	$406	$364

NOTE 3. Other Assets

Other current assets are summarized as follows:

	September 30 2011	December 31 2010
	(Dollars in Millions)
Recoverable taxes	$96	$80
Pledged accounts receivable	63	90
Deferred tax assets	39	33
Deposits	35	35
Prepaid assets	22	16
Other	24	13

	$279	$267

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 3. Other Assets — (Continued)

Other non-current assets are summarized as follows:

	September 30 2011	December 31 2010
	(Dollars in Millions)
Deposits	$24	$24
Deferred tax assets	20	13
Income tax receivable	12	14
Other	33	38

	$89	$89

NOTE 4. Property and Equipment

Property and equipment is stated at cost and is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of Property and equipment, net is provided below:

	September 30 2011	December 31 2010
	(Dollars in Millions)
Land	$199	$207
Buildings and improvements	320	312
Machinery, equipment and other	1,038	935
Construction in progress	114	93

Total property and equipment	$1,671	$1,547
Accumulated depreciation	(229)	(55)

	$1,442	$1,492
Product tooling, net of amortization	86	84

Property and equipment, net	$1,528	$1,576

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

Depreciation and amortization expenses are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
		(Dollars in Millions)
Depreciation	$69	$62	$200	$191
Amortization	5	5	14	16

	$74	$67	$214	$207

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 5. Non-Consolidated Affiliates

The Company recorded equity in net income of non-consolidated affiliates of $43 million and $35 million for the three-month periods ended September 30, 2011 and 2010, respectively. For the nine-month periods ended September 30, 2011 and 2010, the Company recorded $130 million and $100 million, respectively. The Company had $547 million and $439 million of equity in the net assets of non-consolidated affiliates at September 30, 2011 and December 31, 2010, respectively.

The following table presents summarized financial data for the Company’s non-consolidated affiliates, including Yanfeng Visteon Automotive Trim Systems Co., Ltd (“Yanfeng”), of which the Company owns a 50% interest and which is considered a significant non-consolidated affiliate. Summarized financial information reflecting 100% of the operating results of the Company’s equity investees are provided below for the three-month and nine-month periods ended September 30.

	Three months ended September 30
	Net Sales		Gross Margin		Net Income
	2011	2010	2011	2010	2011	2010
	(Dollars in Millions)
Yanfeng.	$740	$713	$125	$110	$68	$52
All other	211	203	38	33	19	20

	$951	$916	$163	$143	$87	$72

	Nine months ended September 30
	Net Sales		Gross Margin		Net Income
	2011	2010	2011	2010	2011	2010
	(Dollars in Millions)
Yanfeng.	$2,199	$1,834	$362	$295	$200	$150
All other	603	656	108	101	60	49

	$2,802	$2,490	$470	$396	$260	$199

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 6. Intangible Assets

Intangible assets, net are comprised of the following:

	September 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
			(Dollars in Millions)
Definite-lived intangible assets
Developed technology	$210	$27	$183	$214	$7	$207
Customer related	119	13	106	121	3	118
Other	20	3	17	15	1	14

	$349	$43	$306	$350	$11	$339

Goodwill and indefinite-lived intangible assets
Goodwill			$36			$38
Trade names			24			25

			$60			$63

Total Intangible assets, net			$366			$402

The Company recorded approximately $12 million and $34 million of amortization expense for the three-month and nine-month periods ended September 30, 2011, respectively, related to definite-lived intangible assets. The Company currently estimates annual amortization expense to be $45 million in 2011 and $44 million each year for 2012 through 2014, and $43 million for 2015. Goodwill and trade names, substantially all of which relate to the Company’s Climate reporting unit, are not amortized but are tested for impairment at least annually. Impairment testing is required more often if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting impairment testing, the fair value of the reporting unit is compared to the net book value of the reporting unit. If the net book value exceeds the fair value, an impairment loss is measured and recognized. The Company conducts its annual impairment testing as of the first day of the fourth quarter.

NOTE 7. Other Liabilities

Other current liabilities are summarized as follows:

	September 30	December 31
	2011	2010
	(Dollars in Millions)
Product warranty and recall reserves	$42	$44
Non-income taxes payable	40	41
Foreign currency hedges	29	—
Restructuring reserves	27	43
Deferred income	23	6
Accrued interest	16	11
Income taxes payable	14	38
Reorganization related accruals	14	97
Other accrued liabilities	92	85

	$297	$365

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 7. Other Liabilities — (Continued)

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the nine months ended September 30, 2011.

	Interiors	Climate	Electronics	Lighting	Central	Total
	(Dollars in Millions)
December 31, 2010	$37	$2	$3	$—	$1	$43
Expenses	4	—	—	—	—	4
Reversal	(6)	—	—	—	—	(6)
Foreign currency	1	—	—	—	—	1
Utilization	(12)	—	(1)	—	(1)	(14)

March 31, 2011	$24	$2	$2	$—	$—	$28

Expenses	—	—	21	—	—	21
Reversal	—	—	(2)	—	—	(2)
Foreign currency	1	—	—	—	—	1
Utilization	(6)	—	—	—	—	(6)

June 30, 2011	$19	$2	$21	$—	$—	$42

Expenses	1	—	1	—	—	2
Reversal	(1)	—	—	—	—	(1)
Foreign currency	—	—	(1)	—	—	(1)
Utilization	(14)	—	(1)	—	—	(15)

September 30, 2011	$5	$2	$20	$—	$—	$27

Restructuring reserves as of September 30, 2011 includes $20 million for severance and termination benefits for employees of the Company’s Electronics operation in El Puerto de Santa Maria, Cadiz, Spain pursuant to a June 2011 closure announcement and $3 million of severance and termination benefits for former employees of the Company’s Interiors operation in La Touche-Tizon, Rennes, France that was divested in December 2010. The Company anticipates that the activities associated with these reserves will be substantially completed within the next 12 months. Utilization for the three and nine months ended September 30, 2011 of $15 million and $35 million, respectively, primarily represent payments for employee severance and termination benefits related to previously announced restructuring actions. Restructuring expenses and reversals are further discussed in Note 1, “Basis of Presentation,” to the consolidated financial statements.

Other non-current liabilities are summarized as follows:

	September 30	December 31
	2011	2010
	(Dollars in Millions)
Income tax reserves	$99	$96
Non-income taxes payable	45	43
Deferred income	36	20
Product warranty and recall reserves	26	31
Other accrued liabilities	23	27

	$229	$217

Portions of the Company’s current and non-current deferred income totaling $15 million and $32 million, respectively, relate to payments received pursuant to various customer accommodation,

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 7. Other Liabilities — (Continued)

support and other agreements. Revenue associated with these agreements is being recorded in relation to the delivery of associated products, assets and/or services in accordance with the terms of the underlying agreement or over the estimated period of benefit to the customer, generally representing the duration of remaining production on current vehicle platforms. The Company recorded $4 million and $16 million of revenue associated with these payments during the three and nine months ended September 30, 2011. The Company expects to record approximately $4 million, $15 million, $13 million, $12 million and $3 million of deferred amounts in the remainder of 2011 and the annual periods of 2012, 2013, 2014 and 2015, respectively.

NOTE 8. Debt

The Company’s short-term and long-term debt balances consisted of the following:

	September 30	December 31
	2011	2010
	(Dollars in Millions)
Short-term debt
Current portion of long-term debt	$1	$7
Other — short-term	80	71

Total short-term debt	81	78
Long-term debt
6.75% senior notes due April 15, 2019	494	—
Term loan	—	472
Other	13	11

Total long-term debt	507	483

Total debt	$588	$561

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

In addition, the Company and certain of its domestic subsidiaries entered into a second amendment to the Company’s Revolving Loan Credit Agreement (the “Amendment”), whereby the Company’s Revolving Loan Credit Agreement (the “Revolver”) was amended and restated. The Amendment, among other things, reduces the commitment fee on undrawn amounts, decreases certain applicable

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 8. Debt — (Continued)

margins and modifies or replaces certain of the covenants and other provisions. On April 1, 2011 the Company and certain of its domestic subsidiaries entered an incremental revolving loan amendment, whereby the commitment amounts under the Revolver were increased by $20 million, to a total facility size of $220 million, subject to borrowing base requirements.

Fair Value

The fair value of debt was approximately $560 million and $566 million at September 30, 2011 and December 31, 2010, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

NOTE 9. Employee Retirement Benefits

Benefit Expenses

The components of the Company’s net periodic benefit costs for the three-month periods ended September 30, 2011 and 2010 were as follows:

	Retirement Plans				Health Care and Life Insurance Benefits
	U.S. Plans		Non-U.S. Plans
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010	2011	2010
	(Dollars in Millions)
Service cost	$2	$2	$2	$1	$—	$—
Interest cost	18	18	7	7	—	2
Expected return on plan assets	(19)	(18)	(5)	(5)	—	—
Net reinstatement of benefits	—	—	—	—	—	155
Amortization of:
Plan amendments	—	(1)	—	—	—	(18)
Actuarial losses and other	—	1	—	—	—	—
Special termination benefits	1	1	—	—	—	—
Curtailments	—	(13)	—	—	—	—

Visteon sponsored plan net periodic benefit costs	2	(10)	4	3	—	139
Expense for certain salaried employees whose benefits are partially covered by Ford	—	—	—	—	—	(11)

Net periodic benefits costs,excluding restructuring	$2	$(10)	$4	$3	$—	$128

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 9. Employee Retirement Benefits — (Continued)

The components of the Company’s net periodic benefit costs for the nine-month periods ended September 30, 2011 and 2010 were as follows:

	Retirement Plans				Health Care and Life Insurance Benefits
	U.S. Plans		Non-U.S. Plans
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010	2011	2010
	(Dollars in Millions)
Service cost	$4	$7	$5	$4	$—	$—
Interest cost	55	56	21	19	—	3
Expected return on plan assets	(56)	(55)	(14)	(14)	—	—
Net (termination) reinstatement of benefits	—	—	—	—	(2)	306
Amortization of:
Plan amendments	—	(2)	—	1	—	(374)
Actuarial losses and other	—	2	—	—	—	43
Special termination benefits	3	1	—	—	—	—
Curtailments	—	(14)	—	—	—	—
Settlements	—	—	—	—	—	(1)

Visteon sponsored plan net periodic benefit costs	6	(5)	12	10	(2)	(23)
Expense for certain salaried employees whose benefits are partially covered by Ford	—	1	—	—	—	(15)

Net periodic benefits costs,excluding restructuring	$6	$(4)	$12	$10	$(2)	$(38)

Special termination benefits	—	2	—	—	—	—

Total employee retirement benefit related restructuring costs	$—	$2	$—	$—	$—	$—

Pension Plan Amendments

On October 17, 2011, the Company communicated changes in U.S. retirement plans for its active employees, who will cease to accrue benefits under defined benefit pension plans effective December 31, 2011. The Company expects to record a curtailment gain of approximately $2 million during the fourth quarter of 2011. The Company estimates that pension liabilities will decrease by about $25 million as a result of the plan changes which will be more than offset by an increase of

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 9. Employee Retirement Benefits — (Continued)

approximately $55 million associated with market conditions as of the October 17, 2011 re-measurement date, primarily due to lower interest rates.

Postretirement Employee Health Care and Life Insurance Benefits

During 2009 and 2010 the Company eliminated postretirement health care and life insurance benefits (“OPEB”) under certain U.S. plans pursuant to various Court orders, which resulted in a decrease to postretirement employee benefit expense and other comprehensive income of approximately $312 million during the nine-month period ended September 30, 2010.

In July 2010, the United States Court of Appeals for the Third Circuit (the “Circuit Court”) reversed previous orders of the Court and the District Court for the District of Delaware (the “District Court”) authorizing the Company to eliminate such OPEB benefits without complying with the requirements of Bankruptcy Code Section 1114. The Circuit Court directed the District Court to, among other things, direct the Court to order the Company to take whatever action is necessary to immediately restore all terminated or modified benefits to their pre-termination/modification levels. In August 2010 the Court issued an order requiring the Company to retroactively restore certain terminated or modified benefits. Accordingly, the Company recorded an increase in other postretirement employee benefit expense of $305 million for the reinstatement of these benefits during the nine-month period ended September 30, 2010, of which approximately $150 million was recorded during the second quarter 2010 and $155 million was during the third quarter of 2010.

In September 2010, the Court issued an order approving the Memorandum of Agreement between the IUE-CWA and the Company pursuant to which the parties agreed that $12 million would be paid in full settlement of the OPEB obligations for the former Connersville and Bedford hourly employees under Section 1114 of the Bankruptcy Code. The Company recorded a reduction in related OPEB liabilities of approximately $140 million and an increase to other comprehensive income of which $18 million was recognized in net income during the third quarter of 2010.

Contributions

During the nine-month period ended September 30, 2011, contributions to the Company’s U.S. retirement plans and OPEB plans were $41 million and $5 million, respectively and contributions to non-U.S. retirement plans were $10 million. The Company anticipates additional contributions to its U.S. retirement plans and OPEB plans of $7 million and $1 million, respectively, during 2011. The Company also anticipates additional 2011 contributions to non-U.S. retirement plans of $10 million.

NOTE 10. Income Taxes

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 10. Income Taxes — (Continued)

The Company’s provision for income tax for the three and nine-month periods ended September 30, 2011 of $25 million and $87 million, respectively, includes income tax expense in countries where the Company is profitable, withholding taxes, changes in uncertain tax benefits, and the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions to the extent not offset by other categories of income. Additionally, the Company’s provision for income tax for the three and nine-month periods ended September 30, 2011 includes a tax benefit of $8 million associated with the reversal of a full valuation allowance against deferred tax assets of a foreign subsidiary.

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

Unrecognized Tax Benefits

Gross unrecognized tax benefits were $137 million at September 30, 2011 and $131 million at December 31, 2010, of which approximately $72 million and $74 million, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. During the three-month and nine-month periods ended September 30, 2011, the Company decreased unrecognized tax benefits that would impact the effective tax rate to reflect the remeasurement of uncertain tax positions related to ongoing audits in Europe, the closing of statutes for certain tax positions taken in prior years, and foreign currency impacts. These decreases were partially offset by new tax positions expected to be taken in future tax filings, primarily related to the allocation of costs among our global operations. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties related to uncertain tax positions was $27 million at September 30, 2011 and $22 million at December 31, 2010.

The Company operates in multiple jurisdictions throughout the world and the income tax returns of its subsidiaries in various tax jurisdictions are subject to periodic examination by respective tax authorities. With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2006 or state and local, or non-U.S. income tax examinations for years before 2002. It is reasonably possible that the amount of the Company’s unrecognized tax benefits may change within the next twelve months due to the conclusion of ongoing audits or the expiration of tax statutes. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. However, the Company believes it is reasonably possible it will reduce the amount of its existing unrecognized tax benefits impacting the effective tax rate by $2 million to $5 million due to the lapse of jurisdictional statutes of limitations within the next 12 months.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 11. Shareholders’ Equity and Non-controlling Interests

The table below provides a reconciliation of the carrying amount of total shareholders’ equity (deficit), including shareholders’ equity (deficit) attributable to Visteon and equity attributable to non-controlling interests (“NCI”).

	Three Months Ended September 30
	Successor			Predecessor
	2011			2010
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Shareholders’ equity (deficit) beginning balance	$1,443	$713	$2,156	$(1,097)	$327	$(770)
Net income (loss)	41	19	60	(140)	17	(123)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(102)	(31)	(133)	121	16	137
Pension and other postretirement benefits	(3)	—	(3)	18	—	18
Other	(20)	(6)	(26)	2	1	3

Total other comprehensive (loss) income	(125)	(37)	(162)	141	17	158
Stock-based compensation, net	10	—	10	—	—	—
Warrant exercises	4	—	4	—	—	—
Dividends to non-controlling interests	—	(1)	(1)	—	(2)	(2)

Shareholders’ equity (deficit) ending balance	$1,373	$694	$2,067	$(1,096)	$359	$(737)

	Nine Months Ended September 30
	Successor			Predecessor
	2011			2010
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Shareholders’ equity (deficit) beginning balance	$1,260	$690	$1,950	$(772)	$317	$(455)
Net income (loss)	106	54	160	(108)	56	(52)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(18)	(13)	(31)	14	6	20
Pension and other postretirement benefits	—	—	—	(232)	—	(232)
Other	(14)	(5)	(19)	2	3	5

Total other comprehensive (loss) income	(32)	(18)	(50)	(216)	9	(207)
Stock-based compensation, net	30	—	30	—	—	—
Warrant exercises	9	—	9	—	—	—
Dividends to non-controlling interests	—	(32)	(32)	—	(23)	(23)

Shareholders’ equity (deficit) ending balance	$1,373	$694	$2,067	$(1,096)	$359	$(737)

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 11. Shareholders’ Equity and Non-controlling Interests — (Continued)

Non-controlling Interests

Non-controlling interests in the Visteon Corporation economic entity are as follows:

	September 30	December 31
	2011	2010
	(Dollars in Millions)
Halla Climate Control Corporation	$636	$632
Duckyang Industries Co. Ltd	28	28
Visteon Interiors Korea Ltd	20	19
Other	10	11

Total non-controlling interests	$694	$690

The Company holds a 70% interest in Halla Climate Control Corporation (“Halla”), a consolidated subsidiary. Halla is headquartered in South Korea with operations in North America, Europe and Asia. Halla designs, develops and manufactures automotive climate control products, including air-conditioning systems, modules, compressors and heat exchangers for sale to global OEMs.

On October 31, 2011, the Company sold a portion of its ownership interest in Duckyang Industries Co. Ltd (“Duckyang”), a company incorporated under the laws of the Republic of Korea. In connection with the sale, the Company’s voting interests were reduced to a non-controlling level. Accordingly, Duckyang will be deconsolidated from the Company’s financial statements with effect from the October 31, 2011 closing date at which time the Company will commence equity method accounting for its retained non-controlling interest. Duckyang reported sales of $514 million for the nine months ended September 30, 2011 and had cash balances of $57 million, total assets of $187 million and total liabilities of $129 million as of September 30, 2011. In connection with the deconsolidation, the Company will record its retained non-controlling interest at fair value, which could result in a non-cash gain or loss and such amount could be material.

The Accumulated other comprehensive income (“AOCI”) category of Shareholders’ equity, includes:

	September 30	December 31
	2011	2010
	(Dollars in Millions)
Foreign currency translation adjustments, net of tax	$(17)	$1
Pension and other postretirement benefit adjustments, net of tax	51	51
Unrealized loss on derivatives, net of tax	(16)	(2)

Total Visteon Accumulated other comprehensive income	$18	$50

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 12. Earnings Per Share — (Continued)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
		(Dollars in Millions)
Numerator:
Net income (loss) attributable to Visteon common shareholders	$41	$(140)	$106	$(108)

Denominator:
Average common stock outstanding	51.5	130.2	51.1	130.3
Less: Average restricted stock outstanding	—	(0.8)	—	(0.9)

Basic shares	51.5	129.4	51.1	129.4
Add: Diluted effect of warrants	0.5	—	0.9	—

Diluted shares	52.0	129.4	52.0	129.4
Basic and Diluted Earnings (Loss) Per share Attributable to Visteon:
Basic	$0.80	$(1.08)	$2.07	$(0.83)
Diluted	$0.79	$(1.08)	$2.04	$(0.83)

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 13. Fair Value Measurements and Financial Instruments — (Continued)

•

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

Financial Instruments

The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Where possible, the Company utilizes derivative financial instruments to protect the Company’s cash flow from changes in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary foreign currency exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint and Mexican Peso. The Company utilizes a strategy of partial coverage, based on risk management policies, for transactions in these currencies. As of September 30, 2011 and December 31, 2010, the Company had forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $740 million and $529 million, respectively. A portion of these instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the accumulated other comprehensive income component of shareholders’ equity in the Company’s consolidated balance sheets. The ineffective portion of these instruments is recorded as cost of sales in the Company’s consolidated statements of operations.

Foreign currency hedge instruments are measured at fair value on a recurring basis under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Accordingly, the Company’s foreign currency instruments are classified as Level 2, “Other Observable Inputs” in the fair value hierarchy. As of September 30, 2011, the Company’s foreign currency hedge instruments represent a net liability of $29 million.

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

Interest rate swaps are measured at fair value on a recurring basis under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying and non-performance risk. Substantially all of

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 13. Fair Value Measurements and Financial Instruments — (Continued)

these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Accordingly, the Company’s interest rate swaps were classified as Level 2, “Other Observable Inputs” in the fair value hierarchy.

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated as hedging instruments are included in the Company’s consolidated balance sheets at September 30, 2011 and December 31, 2010 as follows:

	Assets			Liabilities
Risk Hedged	Classification	2011	2010	Classification	2011	2010
		(Dollars in Millions)
Designated
Foreign currency	Other current assets	$—	$—	Other current assets	$—	$1
Foreign currency	Other current liabilities	2	1	Other current liabilities	30	2
Interest rates	Other non-current assets	—	—	Other non-current liabilities	—	1
Non-designated
Foreign currency	Other current assets	—	2	Other current assets	—	—
Foreign currency	Other current liabilities	—	2	Other current liabilities	1	1

		$2	$5		$31	$5

The impact of derivative financial instruments on the Company’s financial statements, as recorded in cost of sales, for the three months ended September 30, 2011 and 2010 is as follows:

	Amount of Gain (Loss)
	Recorded in AOCI		Reclassified from AOCI into Income		Recorded in Income
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010	2011	2010
			(Dollars in Millions)
Foreign currency risk
Cash flow hedges	$(20)	$2	$1	$2	$—	$—

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 13. Fair Value Measurements and Financial Instruments — (Continued)

The impact of derivative financial instruments on the Company’s financial statements, as recorded in cost of sales, for the nine months ended September 30, 2011 and 2010 is as follows:

	Amount of Gain (Loss)
	Recorded in AOCI		Reclassified from AOCI into Income		Recorded in Income
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010	2011	2010
			(Dollars in Millions)
Foreign currency risk
Cash flow hedges	$(15)	$2	$7	$4	$—	$—
Non-designated cash flow hedges	—	—	—	—	(4)	(1)

Total	$(15)	$2	$7	$4	$(4)	$(1)

Interest rate risk
Cash flow hedges	$1	$—	$—	$—	$—	$—

Concentrations of Credit Risk

Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting counterparty credit exposure, and through monitoring of counterparty financial condition and related credit risks. The Company’s concentration of credit risk related to derivative contracts at September 30, 2011 was not significant. With the exception of the customers below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at September 30, 2011 and December 31, 2010, respectively.

	September 30 2011	December 31 2010
Ford and affiliates	24%	22%
Hyundai Motor Company	14%	17%
Hyundai Mobis Company	13%	14%

Management periodically performs credit evaluations of its customers and generally does not require collateral.

NOTE 14. Commitments and Contingencies

Guarantees and Commitments

The Company has guaranteed approximately $39 million for lease payments related to its subsidiaries for between one and ten years. In connection with the January 2009 PBGC Agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 14. Commitments and Contingencies — (Continued)

$30 million, the term of this guarantee is dependent upon certain contingent events as set forth in the PBGC Agreement.

In December 2010, the Company entered into a stipulation agreement obligating the Company to purchase certain professional services totaling $14 million on or before February 29, 2012. This agreement was contingent on Court approval and was subsequently re-negotiated in March 2011, whereby the obligation was reduced to $13 million. This agreement was approved by the Court in April 2011.

During the third quarter of 2011, an initial investment of $6 million was made by Halla in Wuhu Bonaire Automotive Electrical Systems Co., Ltd., an existing Chinese affiliate of Chery Automobile Co., Ltd. supporting Chery’s climate control products. This transaction is expected to close in the fourth quarter of 2011, at which time Halla will make an additional investment of approximately $20 million, and will hold a 37.5% interest in the joint venture.

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

In December of 2009, the Court granted the Debtors’ motion in part authorizing them to terminate or amend certain other postretirement employee benefits, including health care and life insurance. On December 29, 2009, the IUE-CWA, the Industrial Division of the Communications Workers of America, AFL-CIO, CLC, filed a notice of appeal of the Court’s order with the District Court. On March 30, 2010, the District Court affirmed the Court’s order in all respects. On April 1, 2010, the IUE filed a notice of appeal, and subsequently a motion for expedited treatment of the appeal and for a stay pending appeal, with the Circuit Court. On April 13, 2010, the Circuit Court granted the motion to expedite and denied the motion for stay pending appeal. On July 13, 2010, the Circuit Court reversed the order of the District Court as to the IUE-CWA and the Court and directed the District Court to, among other things, direct the Court to order the Company to take whatever action is necessary to immediately restore terminated or modified benefits to their pre-termination/modification levels. On July 27, 2010, the Company filed a Petition for Rehearing or Rehearing En Banc requesting that the Circuit Court grant a rehearing to review the panel’s decision, which was denied. On August 17, 2010 and August 20, 2010, on remand, the Court ruled that the Company should restore certain other postretirement employee benefits to the appellant-retirees as well as salaried retirees and certain retirees of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”). On September 1, 2010, the Company filed a Notice of Appeal of these rulings in respect of the decision to include non-appealing retirees, and on September 15, 2010 the UAW filed a Notice of Cross-Appeal. The appeals process includes mandatory mediation of the dispute. The Company subsequently reached an agreement with the original appellants in late-September 2010, which resulted in the Company not restoring other postretirement employee benefits of such retirees. The UAW filed a complaint with the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 14. Commitments and Contingencies — (Continued)

after the Effective Date. In October 2011, the parties requested that the stay of proceedings for mediation be lifted and a revised scheduling order be issued, which is pending.

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

Several current and former employees of Visteon Deutschland GmbH (“Visteon Germany”) filed civil actions against Visteon Germany in various German courts beginning in August 2007 seeking damages for the alleged violation of German pension laws that prohibit the use of pension benefit formulas that differ for salaried and hourly employees without adequate justification. Several of these actions have been joined as pilot cases. In a written decision issued in April 2010, the Federal Labor Court issued a declaratory judgment in favor of the plaintiffs in the pilot cases. To date, more than 500 current and former employees have filed similar actions or have inquired as to or been granted additional benefits, and an additional 800 current and former employees are similarly situated. The Company has reserved approximately $16 million relating to these claims based on the Company’s best estimate as to the number and value of the claims that will be made in connection with the pension plan. However, the Company’s estimate is subject to many uncertainties which could result in Visteon Germany incurring amounts in excess of the reserved amount of up to approximately $12 million.

On October 28, 2011, Cadiz Electronica, S.A., an indirect, wholly-owned subsidiary of the Company organized under the laws of Spain (“Cadiz”), filed an application with the Commercial Court of Cadiz to commence a pre-insolvency proceeding under the Insolvency Law of Spain. Under the pre-insolvency

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 14. Commitments and Contingencies — (Continued)

proceeding, Cadiz continues to manage its business and assets, but has up to four months to reach an arrangement with its creditors to avoid an insolvency proceeding or before an involuntary insolvency proceeding can be commenced. Cadiz has been in discussions with local unions, works committee and appropriate public authorities following its second quarter announcement of its intention to permanently cease production and close its facility in El Puerto de Santa Maria, Cadiz, Spain. See Note 1, “Basis of Presentation.”

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

The following table provides a reconciliation of changes in the product warranty and recall claims liability for the nine months ended September 30, 2011 and 2010 (dollars in millions):

	Successor	Predecessor
	Nine Months Ended September 30 2011	Nine Months Ended September 30 2010
Beginning balance	$75	$79
Accruals for products shipped	16	19
Changes in estimates	(11)	(3)
Settlements	(12)	(13)

Ending balance	$68	$82

During the nine months ended September 30, 2011, the Company realized a favorable adjustment to its warranty obligations due to changes in estimates associated with contractual arrangements and current claims.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 14. Commitments and Contingencies — (Continued)

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At September 30, 2011, the Company had recorded a reserve of approximately $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at September 30, 2011 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

The Company’s new operating structure is organized by global product lines, including: Climate, Electronics, Interiors and Lighting. Accordingly, the results of operations for comparable prior periods have been recast to reflect the new global product line operating structure. These global product lines have financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio. Global customer groups are responsible for the business development of the Company’s product portfolio and overall customer relationships. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment. The Company’s reportable segments are described as follows:

•	The Climate product line includes climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems.

•	The Electronics product line includes audio systems, infotainment systems, driver information systems, powertrain and feature control modules, climate controls and electronic control modules.

•	The Interiors product line includes instrument panels, cockpit modules, door trim and floor consoles.

•	The Lighting product line includes headlamps, rear combination lamps, center high-mounted stop lamps, fog lamps and electronic control modules.

VISTEON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 15. Segment Information — (Continued)

Segment Net Sales and Gross Margin

	Net Sales				Gross Margin
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30		September 30		September 30		September 30
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010	2011	2010	2011	2010
				(Dollars in Millions)
Climate	$1,003	$863	$3,040	$2,660	$79	$82	$258	$325
Electronics	338	298	1,047	935	30	(66)	105	136
Interiors	606	491	1,854	1,641	31	22	116	89
Lighting	131	100	394	345	8	1	15	10
Eliminations	(41)	(50)	(147)	(144)	—	—	—	—

Total products	2,037	1,702	6,188	5,437	148	39	494	560
Services	—	28	—	142	—	1	—	2

Total consolidated	$2,037	$1,730	$6,188	$5,579	$148	$40	$494	$562

Segment Operating Assets

	Inventories, net		Property and Equipment, net
	September 30	December 31	September 30	December 31
	2011	2010	2011	2010
		(Dollars in Millions)
Climate	$238	$214	$938	$968
Electronics	76	73	147	159
Interiors	55	50	213	212
Lighting	34	25	108	109
Eliminations	3	2	—	—

Total segments	406	364	1,406	1,448
Reconciling Item
Corporate	—	—	122	128

Total consolidated	$406	$364	$1,528	$1,576

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

Description of Business

Visteon is a supplier of climate, interiors, electronics and lighting systems, modules and components to global automotive original equipment manufacturers (“OEMs”) including BMW, Chrysler, Daimler, Ford, General Motors, Honda, Hyundai, Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. The Company has a broad network of manufacturing operations, technical centers and joint venture operations throughout the world, supported by approximately 27,000 employees dedicated to the design, development, manufacture and support of its product offering and its global customers.

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

On October 28, 2011, Cadiz Electronica, S.A., an indirect, wholly-owned subsidiary of the Company organized under the laws of Spain (“Cadiz”), filed an application with the Commercial Court of Cadiz to commence a pre-insolvency proceeding under the Insolvency Law of Spain. Under the pre-insolvency proceeding, Cadiz continues to manage its business and assets, but has up to four months to reach an arrangement with its creditors to avoid an insolvency proceeding or before an involuntary insolvency proceeding can be commenced. Cadiz has been in discussions with local unions, works committee and appropriate public authorities following its second quarter announcement of its intention to permanently cease production and close its facility in El Puerto de Santa Maria, Cadiz, Spain. See Note 1, “Basis of Presentation” to the consolidated financial statements contained herein.

Third Quarter and Year to Date 2011 Financial Overview

	Three Months Ended September 30			Nine Months Ended September 30
	Successor	Predecessor		Successor	Predecessor
	2011	2010	Change	2011	2010	Change
			(Dollars in Millions)
Net product sales	$2,037	$1,702	$335	$6,188	$5,437	$751
Product cost of sales	1,889	1,663	226	5,694	4,877	817
Gross margin	148	40	108	494	562	(68)
Equity in net income of non-consolidated affiliates	43	35	8	130	100	30
Net income (loss) attributable to Visteon Corporation	41	(140)	181	106	(108)	214
Adjusted EBITDA*	166	149	17	526	476	50
Cash provided from operating activities	35	50	(15)	55	223	(168)
Free Cash Flow*	(24)	(1)	(23)	(130)	106	(236)

*	Adjusted EBITDA and Free Cash Flow are Non-GAAP financial measures, as further discussed below.

The Company’s consolidated net product sales increased $335 million during the three months ended September 30, 2011 when compared to the same period of 2010. The increase in net product sales includes $204 million associated with favorable currency primarily related to the strengthening of the Euro and Korean Won and $164 million associated with higher OEM production volumes. These increases were partially offset by divestitures and closures of $19 million and net price reductions.

The Company’s consolidated net product sales during the nine months ended September 30, 2011 increased $751 million when compared to the same period of 2010. Significant production volume increases across all key customers globally accounted for $595 million of the increase, while favorable currency of $377 million, primarily related to the strengthening of the Euro, Korean Won, Brazilian Real, and Chinese Yuan further increased net product sales. These increases were partially offset by divestitures and closures of $144 million and net price reductions.

Product cost of sales was $1.89 billion and $1.66 billion for the three-month periods ended September 30, 2011 and 2010, respectively, for an increase of $226 million. This increase included $190 million associated with unfavorable currency impacts. Material, labor and other variable costs increased by $104 million due to higher production volumes net of manufacturing and material savings and efficiencies. Material costs also increased by $38 million associated with higher commodity prices, principally resins and aluminum, and the impact of other design changes. Depreciation and amortization increased $23 million associated with tangible and intangible asset values resulting from the application of fresh-start accounting on October 1, 2010. These increases were partially offset by $111 million of lower labor costs due to the non-recurrence of expenses associated with the reinstatement of certain U.S. other postretirement employee benefit (“OPEB”) plans and $18 million of lower material, labor and overhead costs attributable to divestitures and closures.

Product cost of sales was $5.69 billion and $4.88 billion for the nine-month periods ended September 30, 2011 and 2010, respectively, for an increase of $817 million. This increase included $336 million associated with unfavorable currency impacts. Material, labor and other variable costs increased by $405 million due to higher production volumes net of manufacturing and material savings and efficiencies. Material costs also increased by $101 million associated with higher commodity prices, principally resins and aluminum, and the impact of other design changes. Product cost of sales increased $65 million due to the non-recurrence of labor cost reductions associated with the termination of certain U.S. OPEB plans. Depreciation and amortization increased $54 million associated with tangible and intangible asset values resulting from the application of fresh-start accounting on October 1, 2010. These increases were partially offset by $127 million of lower material, labor, and overhead costs attributable to divestitures and closures and $17 million related to the non-recurrence of certain employee benefit litigation expenses.

The Company’s gross margin was $148 million for the three-month period ended September 30, 2011, compared with $40 million in the same period of 2010, representing an increase of $108 million. The increase in gross margin includes $111 million associated with the non-recurrence of the reinstatement of benefits under certain U.S. OPEB plans, $25 million associated with higher production levels and $14 million associated with favorable currency. These increases were partially offset by $42 million of customer pricing, material, and other costs in excess of manufacturing, material and restructuring savings and efficiencies.

The Company’s gross margin for the nine-month period ended September 30, 2011 was $494 million, compared with $562 million in the same period of 2010, representing a decrease of $68 million. The decrease includes $128 million of customer pricing, material and other costs in excess of manufacturing, material and restructuring savings and efficiencies, $65 million related to the non-recurrence of expense reductions associated with the termination of certain U.S. OPEB plans, $25 million decrease in revenue associated with customer accommodation and support agreements and $17 million related to divestitures and closures. These decreases were partially offset by $109 million associated with higher production levels, $41 million associated with favorable currency and $17 million related to the non-recurrence of employee benefit litigation.

The Company reported $43 million and $35 million of equity in the net income of non-consolidated affiliates for the three-month periods ended September 30, 2011 and 2010, respectively, for an increase of $8 million, representing an improvement of 23%. The Company reported $130 million and $100 million of equity in the net income of non-consolidated affiliates for the nine-month periods ended September 30, 2011 and 2010, respectively, for an increase of $30 million, representing an improvement of 30%. These increases are principally attributable to the Company’s interest in Yanfeng Visteon Automotive Trim Systems Co, Ltd. (“Yanfeng”), reflecting the growth of the Chinese automotive market and the Yanfeng operation.

Net income attributable to Visteon was $41 million for the three-month period ended September 30, 2011 compared to a net loss of $140 million for the same period of 2010, representing an increase of $181 million. Net income attributable to Visteon was $106 million for the nine-month period ended September 30, 2011, representing an increase of $214 million when compared with the same period of 2010. The Company reported Adjusted EBITDA of $166 million and $526 million for the three and nine-month periods ended September 30, 2011, representing increases of $17 million and $50 million, respectively when compared with Adjusted EBITDA of $149 million and $476 million for the same periods of 2010. The Company’s Adjusted EBITDA has improved in both the three and nine-month periods of 2011 as compared with 2010 due in large part to higher production levels.

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

A reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA is provided in the following table.

	Three Months Ended September 30		Nine Months Ended September 30
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
		(Dollars in Millions)
Net income (loss) attributable to Visteon	$41	$(140)	$106	$(108)
Interest expense, net	5	31	22	160
Provision for income taxes	25	19	87	94
Depreciation and amortization	86	67	248	207
Restructuring and other related costs, net	8	3	25	5
Loss on debt extinguishment	—	—	24	—
Reorganization and other related items	—	54	8	123
OPEB and other employee charges	1	115	6	(30)
Asset impairment and loss on sale of assets	—	—	—	25

Adjusted EBITDA	$166	$149	$526	$476

Increases in Adjusted EBITDA resulting from higher volumes, higher equity in the net income of non-consolidated affiliates and favorable currency were more than offset by customer pricing, material and other costs in excess of manufacturing and material savings and efficiencies, lower revenues associated with customer accommodation and support agreements, and divestitures and closures.

As of September 30, 2011 the Company had total cash of $780 million, including restricted cash of $22 million, representing a decrease in total cash from December 31, 2010 of approximately $199 million. For the nine months ended September 30, 2011 the Company generated $55 million of cash from operations, compared to $223 million for the same period of 2010. The decrease was primarily attributable to increased trade working capital outflows, higher employee performance incentive compensation payments, pension contributions and increased recoverable tax assets, partially offset by lower bankruptcy related payments. Free Cash Flow during the nine months ended September 30, 2011 was a use of $130 million representing a decrease of $236 million when compared to Free Cash

Flow for the same period of 2010, which provided $106 million. This decrease in Free Cash Flow resulted from lower cash from operations and higher capital expenditures.

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

A reconciliation of Free Cash Flow to cash provided from operating activities is provided in the following table.

	Three Months Ended September 30		Nine Months Ended September 30
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
		(Dollars in Millions)
Cash provided from operating activities	$35	$50	$55	$223
Capital expenditures	(59)	(51)	(185)	(117)

Free Cash Flow	$(24)	$(1)	$(130)	$106

Results of Operations — Three Months Ended September 30, 2011 and 2010

Product Sales

	Climate	Electronics	Interiors	Lighting	Eliminations	Total
	(Dollars in Millions)
Three months ended September 30, 2010 — Predecessor	$863	$298	$491	$100	$(50)	$1,702
Volume	56	18	57	19	14	164
Currency	86	30	75	13	—	204
Divestitures and closures	—	(3)	(16)	—	—	(19)
Other	(2)	(5)	(1)	(1)	(5)	(14)

Three months ended September 30, 2011 — Successor	$1,003	$338	$606	$131	$(41)	$2,037

Climate product sales increased $140 million during the three-month period ended September 30, 2011 when compared to the same period in 2010. Higher production volumes increased Climate product sales by $56 million, including increases of $38 million, $20 million and $4 million in North America, Asia and South America, respectively, partially offset by lower production volumes in Europe of $6 million. Additionally, favorable currency related to the Korean Won and Euro resulted in an increase of $86 million. All other changes, reflecting a decrease in Climate product sales of $2 million, resulted from customer price reductions, partially offset by commodity recoveries and design actions.

Electronics product sales increased $40 million during the three-month period ended September 30, 2011 when compared to the same period in 2010. Higher production volumes increased Electronics product sales by $18 million, including $23 million in North America partially offset by lower production volumes in Europe of $11 million and customer sourcing actions that resulted in the announced closure of the El Puerto de Santa Maria, Cadiz, Spain facility in 2011of $3 million. Favorable currency, primarily related to the strengthening of the Euro, resulted in a further increase of $30 million. All other changes, reflecting a decrease in Electronics product sales of $5 million, resulted from customer price reductions, partially offset by commodity recoveries and design actions.

Interiors product sales increased $115 million during the three-month period ended September 30, 2011 when compared to the same period in 2010. Higher production volumes increased Interiors product sales by $57 million, including $67 million and $14 million in Asia and Europe, respectively, partially offset by lower production volumes in South America of $24 million. Favorable currency of $75 million primarily related to the Euro, Korean Won and Brazilian Real further increased sales. The exit of the Company’s North America Interiors operations and the divestiture of its Interiors operation in La Touche-Tizon, Rennes, France in December 2010 resulted in a decrease in sales of $16 million.

Lighting product sales increased $31 million during the three-month period ended September 30, 2011 when compared to the same period in 2010. Higher production volumes increased product sales by $19 million, primarily in Europe. Favorable currency of $13 million further increased Lighting product sales and resulted from the strengthening of the Euro currency.

Product Cost of Sales

	Climate	Electronics	Interiors	Lighting	Eliminations	Total
	(Dollars in Millions)
Three months ended September 30, 2010 — Predecessor	$781	$364	$469	$99	$(50)	$1,663
Material	111	32	94	20	11	268
Freight and duty	(3)	1	3	—	—	1
Labor and overhead	18	(87)	10	2	(4)	(61)
Depreciation and amortization	20	4	—	(2)	1	23
Other	(3)	(6)	(1)	4	1	(5)

Three months ended September 30, 2011 — Successor	$924	$308	$575	$123	$(41)	$1,889

Climate product cost of sales increased $143 million during the three-month period ended September 30, 2011, compared with the same period in 2010. Material costs increased $111 million, including $95 million related to production volumes and currency and $33 million primarily related to higher aluminum, resin and other commodity costs and design changes, partially offset by $17 million of manufacturing efficiencies and purchasing improvements. Labor and overhead increased $18 million including $31 million related to production volumes and currency and $6 million related to increases in manufacturing costs net of efficiencies, partially offset by $19 million due to the non-recurrence of expense associated with the reinstatement of certain U.S. OPEB plans. Depreciation and amortization increased $20 million, including $6 million of intangible asset amortization, $1 million related to accelerated depreciation in conjunction with the Company’s restructuring activities and the impact of fresh-start accounting on fixed asset values.

Electronics product cost of sales decreased $56 million to $308 million during the three-month period ended September 30, 2011, compared with $364 million during the three-month period ended September 30, 2010. Material costs increased $32 million, including $41 million related to production volumes and currency partially offset by $9 million associated with manufacturing efficiencies and purchasing improvements. Labor and overhead decreased $87 million, including $82 million for the non-recurrence of expense associated with the reinstatement of certain U.S. OPEB plans, $4 million of savings attributable to net manufacturing efficiencies and $1 million related to volumes and currency. Other reductions in Electronics product cost of sales are primarily related to net engineering cost reductions.

Interiors product cost of sales increased $106 million to $575 million during the three-month period ended September 30, 2011, compared with $469 million during the three-month period ended

September 30, 2010. Material costs increased $94 million, including $105 million associated with higher production volumes and currency, partially offset by $8 million related to the exit of the Company’s North America Interiors operations and the divestiture of its Interiors operation in La Touche-Tizon, Rennes, France in December 2010. Material costs were also partially offset by $4 million associated with manufacturing efficiencies and purchasing improvements. Labor and overhead increased $10 million including $16 million related to volumes and currency and $7 million of net manufacturing cost increases net of efficiencies, partially offset by $8 million due to the non-recurrence of expense associated with the reinstatement of certain U.S. OPEB plans and $5 million related to divestitures and closures.

Lighting product cost of sales increased $24 million to $123 million during the three-month period ended September 30, 2011, compared with $99 million during the three-month period ended September 30, 2010. Material costs increased $20 million, including $19 million related to production volumes and currency and $3 million related to the impact of commodity costs and design changes, partially offset by $2 million associated with manufacturing efficiencies and purchasing improvements. Other primarily relates to the non-recurrence of a $5 million gain on the sale of land in 2010.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $100 million in the third quarter of 2011, compared with $91 million in the third quarter of 2010 for an increase of $9 million. The increase includes $6 million related to unfavorable currency, $4 million related to intangible asset amortization and $4 million related to higher administrative costs. These increases were partially offset by the non-recurrence of 2010 OPEB reinstatement expenses of $4 million.

Reorganization Expense, Net

Reorganization expense, net includes amounts directly associated with the Company’s chapter 11 reorganization under the Bankruptcy Code prior to the Effective Date. Such amounts totaled $54 million for the three-month period ended September 30, 2010 and were principally comprised of professional fees.

Interest

Interest expense for the three-month period ended September 30, 2011 was $10 million including $8 million related to the 6.75% senior notes due April 15, 2019 and $1 million related to affiliate debt. During the three-month period ended September 30, 2010, interest expense was $35 million, including $30 million of contractual interest expense related to the seven-year secured term loans, $3 million of adequate protection on the pre-petition ABL facility and on the DIP credit agreement, and $2 million related to affiliate debt.

Equity in Net Income of Non-consolidated Affiliates

Equity in net income of non-consolidated affiliates of $43 million represents an increase of $8 million when compared to the same period of 2010. The increase was primarily attributable to Yanfeng and its related affiliates and resulted from higher OEM production levels in China.

Income Taxes

The provision for income taxes of $25 million for the three months ended September 30, 2011 represents an increase of $6 million when compared with the same period of 2010. The increase in tax expense reflects higher earnings in those countries where the Company is profitable, which includes the year-over-year impact of changes in the mix of earnings and differing tax rates between jurisdictions and tax expense related to year-to-date pre-tax losses in other categories of earnings which resulted in the elimination of the tax benefit recognized through June 30, 2011. These approximately $17 million in increases were partially offset by $11 million related primarily to the year-over-year changes to uncertain tax positions, including interest and penalties, the release of valuation allowances in foreign subsidiaries, and other items.

The Company continually reviews the results of its operations and its anticipated future earnings in assessing deferred tax asset valuation allowances. In connection with such reviews, the Company believes that to the extent its Visteon Sistemas operation in Brazil continues to generate and sustain current levels of profitability, the Company’s assessment of the need for a full valuation allowance with respect to those deferred tax assets could change during the next twelve months. Any decrease in the valuation allowance would result in a reduction in income tax expense in the quarter recorded.

Results of Operations — Nine Months Ended September 30, 2011 and 2010

Product Sales

	Climate	Electronics	Interiors	Lighting	Eliminations	Total
	(Dollars in Millions)
Nine months ended September 30, 2010 — Predecessor	$2,660	$935	$1,641	$345	$(144)	$5,437
Volume	248	89	203	29	26	595
Currency	158	55	140	24	—	377
Divestitures and closures	—	(18)	(126)	—	—	(144)
Other	(26)	(14)	(4)	(4)	(29)	(77)

Nine months ended September 30, 2011 — Successor	$3,040	$1,047	$1,854	$394	$(147)	$6,188

Climate product sales increased $248 million during the nine-month period ended September 30, 2011 due to higher production volumes in all regions including $139 million, $72 million and $30 million in Asia, North America and Europe, respectively. Additionally, favorable currency related to the Korean Won and Euro resulted in an increase of $158 million. All other changes, decreased Climate product sales by $26 million, including customer pricing and the non-recurrence of sales associated with 2010 accommodation agreements, partially offset by commodity recoveries and design actions.

Electronics product sales increased $89 million during the nine-month period ended September 30, 2011 due to higher production volumes of $89 million, $23 million and $16 million in North America, Asia and South America, respectively, partially offset by lower production volumes in Europe of $39 million. Product sales decreased $18 million in connection with the closure of the Company’s Lansdale, Pennsylvania (“North Penn”) facility in 2010 and customer sourcing actions that resulted in the announced closure of the El Puerto de Santa Maria, Cadiz, Spain facility in 2011. Favorable currency of $55 million primarily related to the strengthening of the Euro and the Japanese Yen also increased sales. All other changes, decreased Electronics product sales by $14 million, including customer pricing, partially offset by commodity recoveries and design actions.

Interiors product sales increased $203 million during the nine-month period ended September 30, 2011 due to higher production volumes of $151 million and $111 million in Asia and Europe, respectively, partially offset by lower production volumes in South America of $59 million. Favorable currency of $140 million primarily related to the Euro, Korean Won and Brazilian Real further increased sales. The exit of the Company’s North America Interiors operations and its Interiors operation in La Touche-Tizon, Rennes, France in 2010 resulted in a decrease in sales of $126 million. All other changes, decreased Interiors product sales by $4 million, including customer pricing, partially offset by commodity recoveries and design actions and sales associated with customer agreements.

Lighting product sales increased $29 million during the nine-month period ended September 30, 2011 primarily due to higher production volumes of $50 million in Europe, partially offset by lower production volumes of $22 million in North America. Favorable currency of $24 million primarily relating to the Euro further increased sales. All other changes reduced Lighting product sales by $4 million, including customer pricing, partially offset by commodity recoveries and design actions.

Product Cost of Sales

	Climate	Electronics	Interiors	Lighting	Eliminations	Total
	(Dollars in Millions)
Nine months ended September 30, 2010 — Predecessor	$2,335	$799	$1,552	$335	$(144)	$4,877
Material	306	87	182	29	29	633
Freight and duty	6	—	(1)	(1)	—	4
Labor and overhead	103	47	27	10	(22)	165
Depreciation and amortization	50	8	—	(7)	3	54
Other	(18)	1	(22)	13	(13)	(39)

Nine months ended September 30, 2011 — Successor	$2,782	$942	$1,738	$379	$(147)	$5,694

Climate product cost of sales increased $447 million to $2.8 billion during the nine-month period ended September 30, 2011, compared with $2.3 billion during the nine-month period ended September 30, 2010. Material costs increased $306 million, including $265 million related to production volumes and currency and $83 million primarily related to higher aluminum, resin and other commodity costs and design changes, partially offset by $42 million of manufacturing efficiencies and purchasing improvements. Labor and overhead increased $103 million, including $77 million related to production volumes and currency, $16 million due to the non-recurrence of expense reductions associated with the termination of certain U.S. OPEB plans and $10 million related to higher manufacturing costs, net of efficiencies. Depreciation and amortization increased $50 million, including $18 million of intangible asset amortization, $4 million of accelerated deprecation associated with restructuring activities and the impact of fresh-start accounting on asset values. Other reductions in Climate product cost of sales of $18 million include the impact of exchange related balance sheet revaluations.

Electronics product cost of sales increased $143 million to $942 million during the nine-month period ended September 30, 2011, compared with $799 million during the nine-month period ended September 30, 2010. Material costs increased $87 million, including $111 million related to production volumes and currency and $5 million related to the impact of commodity costs and design changes, partially offset by $21 million associated with manufacturing efficiencies and purchasing improvement efforts and $8 million related to the closure of the North Penn facility. Labor and overhead increased $47 million, including $53 million due to the non-recurrence of expense reductions associated with the termination of certain U.S. OPEB plans and $15 million related to production volumes and currency, partially offset by $16 million of savings attributable to net manufacturing efficiencies and $5 million related to the closure of the North Penn facility.

Interiors product cost of sales increased $186 million to $1.7 billion during the nine-month period ended September 30, 2011, compared with $1.6 billion during the nine-month period ended September 30, 2010. Material costs increased $182 million, including $257 million related to production volumes and currency and $4 million related to the impact of commodity costs and design changes, partially offset by $70 million related to the exit of the Company’s North America Interiors operations and La Touche-Tizon, Rennes, France operation in 2010 and $9 million associated with manufacturing efficiencies and purchasing improvements. Labor and overhead increased $27 million, including $46 million related to production volumes and currency and $16 million related to increases in manufacturing costs net of efficiencies, partially offset by the impact of plant divestitures and closures of $31 million and $4 million due to the non-recurrence of expense associated with the termination and reinstatement of certain U.S. OPEB plans. Other reductions in Interiors product cost of sales of $22 million include the impact of exchange related balance sheet revaluations as well as the 2011 gain associated with a Brazilian land sale.

Lighting product cost of sales increased $44 million to $379 million during the nine-month period ended September 30, 2011, compared with $335 million during the nine-month period ended September 30, 2010. Material costs increased $29 million, including $26 million related to production volumes and currency and $8 million related to the impact of commodity costs and design changes, partially offset by $5 million associated with manufacturing efficiencies and purchasing improvements. Labor and overhead increased $10 million due to increases in manufacturing costs net of efficiencies of $7 million and $3 million related to production volumes and currency. Other includes the non-recurrence of a gain related to a land sale in 2010.

Selling, General and Administrative Expense

Selling, general and administrative expense totaled $313 million for the nine months ended September 30, 2011, compared with $292 million for the same period in 2010, for an increase of $21 million including $10 million of unfavorable currency, $10 million related to intangible asset amortization, $8 million associated with reorganization related professional fees and claim adjustments, $4 million related to employee termination expense and $4 million related to higher administrative expenses. These increases were partially offset by the non-recurrence of $18 million of actuarial losses associated with the termination of certain U.S. OPEB plans.

Reorganization Expense, Net

Reorganization expense, net includes amounts directly associated with the Company’s chapter 11 reorganization under the Bankruptcy Code prior to the Effective Date. Such amounts totaled $123 million for the nine-month period ended September 30, 2010 and were principally comprised of professional fees.

Other Expense, Net

Other expense, net is comprised of the following:

	Nine Months Ended
	September 30
	Successor	Predecessor
	2011	2010

Restructuring	$18	$20
Asset impairment and loss on sale of assets	—	25

	$18	$45

During the first nine months of 2011 the Company recorded approximately $22 million primarily for severance and termination benefits related to the announced closure of the Company’s Electronics operation in El Puerto de Santa Maria, Cadiz, Spain. Additionally, during the first nine months of 2011, the Company recorded approximately $5 million for employee severance and termination benefits associated with previously announced actions at two European Interiors facilities. The Company also reversed approximately $9 million of previously established accruals, including $7 million for employee severance and termination benefits at a European Interiors facility pursuant to a March 2011 contractual agreement to cancel the related social plan and $2 million for employee and severance and termination benefits at a South American Electronics facility. The following is a summary of the Company’s consolidated restructuring reserves and related activity for the nine months ended

September 30, 2011. The Company’s restructuring expenses are primarily related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Lighting	Central	Total
	(Dollars in Millions)
December 31, 2010	$37	$2	$3	$—	$1	$43
Expenses	5	—	22	—	—	27
Reversal	(7)	—	(2)	—	—	(9)
Foreign currency	2	—	(1)	—	—	1
Utilization	(32)	—	(2)	—	(1)	(35)

September 30, 2011	$5	$2	$20	$—	$—	$27

Utilization of $35 million primarily represents payments for severance and other employee termination benefits related to previously announced restructuring actions.

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

Interest

Interest expense for the nine-month period ended September 30, 2011 was $38 million including $17 million related to the 6.75% senior notes, $11 million related to the Term Loan, $6 million related to affiliate debt and $4 million related to amortized debt issuance costs. During the nine-month period ended September 30, 2010, interest expense was $170 million, which included $152 million of contractual interest on the seven-year secured term loans that became probable being an allowed claim in connection with the Chapter 11 Proceedings, $6 million of adequate protection on the pre-petition ABL facility, $5 million on the DIP credit agreement and $7 million on affiliate debt. Interest income of $16 million for the nine-month period ended September 30, 2011 represents an increase of $6 million when compared to the prior year and is attributable to higher rates of return on higher cash and equivalent balances.

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

Equity in Net Income of Non-consolidated Affiliates

Equity in net income of non-consolidated affiliates of $130 million represents an increase of $30 million when compared to the same period of 2010. The increase is primarily attributable to Yanfeng and its related affiliates resulting from higher OEM production levels in China and continued growth of the Yanfeng operations.

Income Taxes

The provision for income taxes of $87 million for the nine months ended September 30, 2011, represents a decrease of $7 million when compared with $94 million in the same period of 2010. The decrease in tax expense reflects a reduction in withholding taxes primarily related to an increase in non-U.S. earnings considered permanently reinvested, overall lower earnings in those countries where the Company is profitable, which includes the year-over-year impact of changes in the mix of earnings and differing tax rates between jurisdictions, the release of valuation allowances in foreign subsidiaries, and other items. These approximately $11 million in decreases were partially offset by $4 million related primarily to the year-over-year changes to uncertain tax positions, including interest and penalties.

Liquidity

Overview

The Company’s primary liquidity needs are related to the funding of general business requirements, including working capital requirements, capital expenditures, indebtedness and customer launch activity. Additionally, the Company has liquidity needs related to reorganization items, employee retirement benefits and restructuring actions. The Company primarily funds its liquidity needs with cash flows from operating activities, a substantial portion of which is generated by the Company’s international subsidiaries. Accordingly, the Company utilizes a combination of cash repatriation strategies, including dividends, royalties, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet obligations globally. While there are no significant restrictions on the ability of the Company’s subsidiaries to pay dividends or make other distributions, the Company’s ability to access funds from its subsidiaries using these repatriation strategies is subject to, among other things, customary regulatory and statutory requirements and contractual arrangements including joint venture agreements. As of September 30, 2011, the Company had total cash balances of $780 million, including $22 million of restricted amounts. Cash balances totaling approximately $540 million were located in jurisdictions outside of the United States, of which $160 million is considered permanently reinvested for ongoing funding. If such permanently reinvested funds are needed for operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

To the extent that the Company’s liquidity needs exceed cash provided by its operating activities, the Company would look to cash balances on hand; cash available through existing financing vehicles such as its $220 million asset-based revolving credit facility, subject to a borrowing base; the sale of businesses or other assets, subject to the terms of debt and other contractual arrangements; and then to potential additional capital through the debt or equity markets. Access to these markets is influenced by the Company’s credit ratings. At September 30, 2011, Visteon’s credit ratings were B1 and B+ by Moodys’ and S&P, respectively, both with a stable outlook. Amounts available for borrowing under the revolving credit facility as of September 30, 2011 totaled $220 million with no outstanding borrowings or letter of credit obligations.

On September 27, 2011, the Company extended its $15 million Letters of Credit (“LOC”) Facility with US Bank National Association through September 30, 2013. The Company must continue to maintain a collateral account with U.S. Bank equal to 103% of the aggregated stated amount of the LOCs with reimbursement for any draws. As of September 30, 2011, the company had $15 million of outstanding letters of credit issued under this facility and secured by restricted cash.

Since July 2011, heavy monsoon rains combined with tropical storms have led to severe flooding throughout Thailand, causing widespread damage. Also, during March 2011, a large earthquake triggered a tsunami off the coast of northeastern Japan and resulted in significant casualties, dislocation and extensive infrastructure destruction. The Company and its suppliers obtain materials and components from various sources affected directly or indirectly by the events in Thailand and Japan. Accordingly, the Company continues to work closely with its customers and suppliers to assess production and shipping capabilities and to minimize disruptions. The situation in Thailand continues to develop and therefore may cause production and supply interruptions. The situation in Japan has stabilized, however, production and supply interruptions may continue to occur in the future. Accordingly, there can be no assurance that the Company will not be further adversely affected by the events in Thailand and Japan including, but not limited to, production and supply disruptions, premium freight and customer shut-down costs. Such adverse impacts could have a material impact on the Company’s financial condition, results of operations and cash flows.

During the third quarter of 2011, an initial investment of $6 million was made by Halla Climate Control Corporation (“Halla”) in Wuhu Bonaire Automotive Electrical Systems Co., Ltd., an existing Chinese affiliate of Chery Automobile Co., Ltd. supporting Chery’s climate control products. This transaction is expected to close in the fourth quarter of 2011, at which time Halla will make an additional investment of approximately $20 million, and will hold a 37.5% interest in the joint venture.

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

Cash Flows

Operating Activities

Cash provided from operating activities during the nine-month period ended September 30, 2011 totaled $55 million. The cash generated from operating activities primarily resulted from net income, as adjusted for non-cash items and increased employee fringe benefit accruals, partially offset by net trade working capital outflows related to seasonality and volume increases, bankruptcy professional fee and other payments, pension contributions and increased recoverable tax assets. Cash provided from operating activities during the nine-month period ended September 30, 2010 totaled $223 million. The cash generated from operating activities primarily resulted from net income, as adjusted for non-cash items, the accrual of post-petition interest on the seven-year term loans, employee performance incentive compensation accruals and customer accommodation and support agreement payments, partially offset by net trade working capital outflows primarily related to seasonality and bankruptcy professional fee payments.

Investing Activities

Cash used by investing activities during the nine-month period ended September 30, 2011 totaled $187 million primarily resulting from $185 million of capital expenditures and $2 million of net other outflows. Cash used by investing activities during the nine-month period ended September 30, 2010 totaled $75 million primarily resulting from $117 million of capital expenditures, partially offset by $42 million of other inflows, including proceeds from the sale of the Company’s Interiors operations located in Highland Park, Michigan and Saltillo, Mexico, the Company’s ownership interest in Toledo, Molding & Die, Inc., the assets of Atlantic Automotive Components, LLC and the Company’s former Lighting facility in Monterrey, Mexico.

Financing Activities

Cash used by financing activities during the nine-month period ended September 30, 2011 totaled $6 million primarily resulting from the termination and payoff of the existing $498 million Term Loan, reorganization related professional fees and minority shareholder dividend payments, offset by issuance of the $500 million in senior notes and a reduction in restricted cash related to the disbursement of previously escrowed funds to settle reorganization related rights offering and other financing fees. Cash used by financing activities totaled $193 million in the nine-month period ended September 30, 2010 and primarily resulted from payment in full of the $75 million balance outstanding under the DIP Credit Agreement, an increase in restricted cash, minority shareholder dividend payments, payment of 25% of the stock rights commitment premium and reductions in affiliate debt.

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

In addition, the Company and certain of its domestic subsidiaries entered into a second amendment (the “Amendment”) to the Revolving Loan Credit Agreement (the “Revolver”) whereby the Revolver was amended and restated. The Amendment, among other things, reduces the commitment fee on undrawn amounts, decreases certain applicable margins and modifies or replaces certain of the covenants and other provisions. On April 1, 2011 the Company and certain of its domestic subsidiaries entered an incremental revolving loan amendment, whereby the commitment amounts under the Revolver were increased by $20 million, to a total facility size of $220 million, subject to borrowing base requirements. As of September 30, 2011, there were no amounts outstanding under Revolver and the amount available for borrowing was approximately $220 million.

As of September 30, 2011, the Company had capital leases and affiliate debt of $94 million primarily related to the Company’s non-U.S. operations, with $81 million and $13 million classified as short-term and long-term debt, respectively. Remaining availability on outstanding affiliate working capital credit facilities was approximately $191 million at September 30, 2011. The Company also participates in an arrangement, through a subsidiary in France, to sell accounts receivable on an uncommitted basis. The amount of financing available is contingent upon the amount of receivables less certain reserves. On September 30, 2011, there were no outstanding borrowings under this facility with $63 million of receivables pledged as security, which are recorded as Other current assets on the consolidated balance sheet.

Off-Balance Sheet Arrangements

In December 2010, the Company entered into a stipulation agreement obligating the Company to purchase certain professional services totaling $14 million on or before February 29, 2012. This agreement was contingent on Court approval and was subsequently re-negotiated in March 2011, whereby the obligation was reduced to $13 million. This agreement was approved by the Court in April 2011. Additionally, the Company has guaranteed approximately $39 million for lease payments related to its subsidiaries for leases between one and ten years. During January 2009, the Company reached an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) pursuant to U.S. federal pension law provisions that permit the agency to seek protection when a plant closing results in termination of employment for more than 20 percent of employees covered by a pension plan. In connection with this agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million, the term of this guarantee is dependent upon certain contingent events as set forth in the PBGC Agreement. These guarantees have not, nor does the Company expect they are reasonably likely to have, a material current or future effect on the Company’s financial position, results of operations or cash flows.

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

The Company’s use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Fair value measurements related to derivative assets take into account the non-performance risk of the respective counterparty, while derivative liabilities take into account the non-performance risk of Visteon and its foreign affiliates. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives as of September 30, 2011.

Recent Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance amending the options for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This guidance provides an option to perform a qualitative assessment to determine whether the events or circumstances exist which could lead to the determination that it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, prior to performing a quantitative assessment as provided for in previous guidance. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued guidance amending comprehensive income disclosures retrospectively, for fiscal years, and interim reporting periods within those years, beginning after December 15, 2011. This guidance requires disclosure of all changes in the comprehensive income component of stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the information above under Note 14, “Commitments and Contingencies,” to the consolidated financial statements which is incorporated herein by reference.

During the third quarter of 2011, the Company received a formal request from the competition unit of the European Commission for documents and information in connection with its on-going investigation into alleged anti-competitive behavior relating to specific automotive electronic components in the European Union/European Economic Area. The company has responded to the request. The Company’s policy is to comply with all laws and regulations, including all antitrust and competition laws, and it intends to cooperate fully with the European Commission in the context of its ongoing investigation.

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

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the third quarter of 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 to July 31, 2011	1,249	$62.70	—	—
August 1, 2011 to August 31, 2011	1,798	$51.08	—	—
September 1, 2011 to September 30, 2011	1,028	$43.00	—	—

Total	4,075	$52.60	—	—

(1)	This column includes only shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

ITEM 6.	EXHIBITS

See Exhibit Index on Page 51.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ MICHAEL J. WIDGREN
Michael J. Widgren
Vice President, Corporate Controller and Chief Accounting Officer

Date: November 3, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Name

10.1	Visteon Corporation 2010 Supplemental Executive Retirement Plan, as amended and restated.*

10.2	Visteon Corporation Savings Parity Plan.*

10.3	Change in Control Agreement, effective as of October 17, 2011, between Visteon Corporation and Martin E. Welch, III.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated November 3, 2011.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated November 3, 2011.

32.1	Section 1350 Certification of Chief Executive Officer dated November 3, 2011.

32.2	Section 1350 Certification of Chief Financial Officer dated November 3, 2011.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.