Form 10-K
period 2011-12-31
VISTEON CORP
filed 2012-02-27
CIK 1111335

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number 1-15827
VISTEON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-3519512
(State of incorporation)	(I.R.S. employer identification no.)
One Village Center Drive,	48111
Van Buren Township, Michigan	(Zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (800)-VISTEON
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
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
Yes ✓ No __
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes __ No ✓
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No__
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ✓ No __
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ✓
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company  ✓
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011 (the last business day of the most recently completed second fiscal quarter) was approximately $3.5 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of February 22, 2012, the registrant had outstanding 51,449,308 shares of common stock.
Document Incorporated by Reference

Document	Where Incorporated
2012 Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

PART I

ITEM 1.	BUSINESS

General

Visteon Corporation (the “Company” or “Visteon”) is a global supplier of climate, electronics, interiors and lighting systems, modules and components to global automotive original equipment manufacturers (“OEMs”). Headquartered in Van Buren Township, Michigan, Visteon has a workforce of approximately 26,000 employees and a network of manufacturing operations, technical centers and joint ventures in every major geographic region of the world. The Company's global diversity allows for effective and efficient support of our customer's needs on a global basis, while leveraging a low cost manufacturing and engineering footprint. The Company's sales for the year ended December 31, 2011 totaled $8.05 billion and were distributed by product group, geographic region, and customer as follows.

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

During the latter part of 2008 and through 2009, weakened economic conditions, largely attributable to the global credit crisis, and erosion of consumer confidence, triggered a global economic recession that negatively impacted the automotive sector. On May 28, 2009, the Company and many of its domestic subsidiaries filed voluntary petitions for reorganization relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in response to the resulting sudden and severe declines in global automotive production and the related adverse impact on the Company’s cash flows and liquidity. On August 31, 2010, the bankruptcy court entered a confirmation order confirming the plan of reorganization and the Company emerged from bankruptcy on October 1, 2010.

Additional details regarding the status of the Company’s Chapter 11 Proceedings are included herein under Note 3, “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code,” to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

The Company’s Industry

The Company operates in the automotive industry, which is cyclical and highly sensitive to general economic conditions. The Company believes that future success in the automotive industry is, in part, dependent on alignment with customers to support their efforts to effectively meet the challenges associated with the following significant trends and developments in the global automotive industry.

•
Emissions and safety - Governments continue to focus regulatory efforts on cleaner and safer transportation with the objective of securing individual mobility. Accordingly, OEMs are working to lower average vehicle emissions by developing a more diverse range of vehicles including those powered by hybrid technologies, alternative fuels, and electricity. OEMs are also working to improve occupant and pedestrian safety by incorporating more safety oriented content in their vehicles, such as air bags, anti-lock brakes, traction control, adaptive and driver visibility enhancing lighting and driver awareness capabilities. Suppliers must enable the emissions and safety initiatives of their customers including the development of new technologies.

•
Electronic content and connectivity - The electronic content of vehicles continues to increase due to various regulatory requirements and consumer demand for increased vehicle performance and functionality. The use of electronic components in lieu of mechanical functions within the vehicle can reduce weight, expedite assembly, enhance fuel economy, improve emissions, increase safety and enhance vehicle performance. Additionally, digital and portable technologies have dramatically influenced the lifestyle of today’s consumers who expect products that enable such a lifestyle. This requires increased electronic and technical content such as in-vehicle communication, navigation and entertainment capabilities. While OEMs are taking different paths to connect their vehicles to high-speed broadband internet connections in the short-term, future vehicles are expected to be built with vehicle-to-vehicle connectivity systems. To achieve sustainable profitable growth, automotive suppliers must effectively support their customers in developing and delivering integrated products and innovative technologies at competitive prices that provide for differentiation and that address consumer preferences for vehicle safety, comfort and convenience. Suppliers that are able to generate new products and add a greater intrinsic value to the end consumer will have a significant competitive advantage.

•
Vehicle standardization - OEMs continue to standardize vehicle platforms on a global basis, resulting in a lower number of individual vehicle platforms, design cost savings and further scale of economies through the production of a greater number of models from each platform. Having operations in the geographic markets in which OEMs produce global platforms enables suppliers to meet OEMs’ needs more economically and efficiently, thus making global coverage a source of significant competitive advantage for suppliers with a diverse global footprint. Additionally, OEMs are looking to suppliers for increased collaboration to lower costs, reduce risks, and decrease overall time to market. Suppliers that can provide fully-engineered solutions, systems and pre-assembled combinations of component parts are positioned to leverage the trend toward system sourcing.

The recent global economic recession underscored the need for significant changes in the landscape of the automotive industry, including a greater focus on the entire value chain, profitable and sustainable growth, financial and operational flexibility, investments in new technologies and realization of opportunities in high-growth markets. Following emergence from the Chapter 11 Proceedings, the Company continued its efforts to transform its business portfolio and to rationalize its cost structure including, among other things, the investigation of potential transactions for the sale, merger or other combination of certain businesses.

•
During January 2012 the Company reached agreements for the closure of the Cadiz Electronics operation in El Puerto de Santa Maria, Spain. These agreements were subsequently ratified by the workforce and approved by governmental authorities in February 2012.

•
In November 2011, Visteon and Yanfeng Visteon Automotive Trim Systems, Co. Ltd. ("YFV"), a 50% owned non-consolidated affiliate of the Company, entered into a non-binding memorandum of understanding with respect to a potential transaction that would combine the majority of Visteon’s Interiors business with YFV.

•	During the fourth quarter of 2011 the Company commenced a program designed to commonize global business systems and processes across its Climate operations for the purpose of reducing costs.

•
In November 2011Visteon completed the acquisition of a 37.5% non-controlling interest in Wuhu Bonaire Auto Electrical Systems Co., Ltd. ("Bonaire"), through its 70% owned consolidated affiliate Halla Climate Control Corporation. Bonaire is a subsidiary of Chery Technology and a major supplier to Chinese vehicle manufacturer Chery Automobile Co., Ltd. Bonaire develops and manufactures heating, ventilation and air conditioning systems and engine cooling systems.

•
On October 31, 2011, the Company sold a portion of its ownership interest in Duckyang Industry Co. Ltd ("Duckyang"), an Interiors joint venture, which resulted in the deconsolidation of Duckyang from the Company's financial statements.

Financial Information about Segments

The Company’s operations are organized in global product lines, including Climate, Electronics, Interiors, and Lighting. Further information relating to the Company’s reportable segments can be found in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (Note 22, “Segment Information,” to the Company’s consolidated financial statements).

The Company’s Products

The following discussion provides an overview description of the products associated with major design systems within each of the Company’s global product lines.

Climate

The Company designs and manufactures components, modules and systems that provide automotive heating, ventilation, air conditioning and powertrain cooling.

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

Electronics

The Company designs and manufactures advanced in-vehicle entertainment, driver information, wireless communication, climate control and body and security electronics products.

Electronics Products	Description
Audio / Infotainment Systems
The Company produces a wide range of audio/infotainment systems and components to provide in-vehicle information and entertainment, including base radio/CD head units, infotainment head units with integrated DVD/navigation, premium audiophile systems and amplifiers, and rear seat family entertainment systems. Examples of the Company’s latest audio/infotainment products include digital and satellite radios, HD™ and DAB™ broadcast tuners, MACH® Voice Link technology and a range of connectivity solutions for portable devices.

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

Powertrain and Feature Control Modules
The Company designs and manufactures powertrain and feature control modules. Powertrain control modules cover a range of applications from single-cylinder small engine control systems to fully-integrated V8/V10 engine and transmission controllers. Feature control modules typically manage a variety of powertrain and other vehicle functions.

Interiors

The Company designs and manufactures cockpit modules, instrument panels, door and console modules and interior trim components.

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

Lighting

The Company designs and manufactures head lamps, rear lamps, and other lighting components.

Lighting Products	Description
Head Lamps
The Company designs and manufactures a wide variety of headlamps (projector, reflector or advanced front lighting systems), utilizing light-generating sources including light emitting diode (“LED”), high intensity discharge (“HID”) and halogen-based systems.  To enhance driver visibility and safety, Visteon has developed advanced front lighting systems (“AFS”) that include features that change the beam pattern based on steering wheel angles and other vehicle conditions. Second generation AFS systems utilize GPS and on-board cameras that allow drivers to automatically use high beams without affecting oncoming traffic.

Rear Lamps
The Company designs and manufactures rear combination lamps utilizing both incandescent and LED light sources. LED’s provide customers with an innovative style and appearance with reduced power consumption and enhanced life over conventional incandescent sources.

Other Lamps	The Company designs and manufactures multiple variations of center high-mounted stop lamps, fog lamps and side lights utilizing light emitting diodes and halogen based systems.
Electronic Control Modules
The Company designs and manufactures a variety of electronic control modules specifically for lighting applications. These modules include controls for AFS, automatic headlamp leveling, LED arrays and LED driver modules (“LDM”). Electronics have become an increasingly important element of lighting systems that allow for the integration of visibility, safety functionality and styling with the electronic architecture of the vehicles.

The Company’s Customers

The Company sells its products primarily to global vehicle manufacturers including Bayerishe Motoren Werke AG (“BMW”), Chrysler Group LLC (“Chrysler”), Daimler AG (“Daimler”), Ford, General Motors Company (“General Motors”), Honda Motor Co., Ltd. (“Honda”), Hyundai Motor Company (“Hyundai”), Kia Motors (“Kia”), Mazda Motor Corporation (“Mazda”), Mitsubishi Motors (“Mitsubishi”), Nissan Motor Company, Ltd. (“Nissan”), PSA Peugeot Citroën, Renault S.A. (“Renault”), Toyota Motor Corporation (“Toyota”) and Volkswagen, as well as emerging new vehicle manufacturers in Asia. To a lesser degree, the Company also sells products for use as aftermarket and service parts to automotive original equipment manufacturers and others for resale through independent distribution networks. The Company’s largest customers are Hyundai Motor Group and Ford, accounting for 31% and 27%, respectively, of 2011 product sales.

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

The Company’s Competition

The automotive sector is concentrated, but operates under highly competitive conditions resulting from the globalized nature of the industry, high fixed costs and the resulting need for scale economies, market dynamics including share in mature economies and positioning in emerging economies, and the low cost of switching for the end consumer. Accordingly, OEMs rigorously evaluate suppliers on the basis of financial viability, product quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design and manufacturing capability and flexibility, customer service and overall management. The Company's primary independent competitors include Automotive Lighting Reutlingen GmbH, Behr GmbH & Co. KG, Calsonic Kansei, Clarion, Continental AG, Delphi Corporation, Denso Corporation, Faurecia Group, Hella KGaA, International Automotive Components Group, Johnson Controls, Inc., Koito Manufacturing Co., Ltd., Nippon Seiki, Panasonic Corporation, Robert Bosch GmbH and Valéo S.A.

The Company’s Product Sales Backlog

Expected net product sales for 2012 through 2014 from new programs, less net sales from phased-out, lost and canceled programs are approximately $1.0 billion. The Company’s estimate of expected net sales may be impacted by various assumptions, including vehicle production levels on new programs, customer price reductions, currency exchange rates and the timing of program launches. In addition, the Company typically enters into agreements with its customers at the beginning of a vehicle’s life for the fulfillment of customers’ purchasing requirements for the entire production life of the vehicle. These agreements generally may be terminated by customers at any time and, accordingly, expected net sales information does not represent firm orders or firm commitments.

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

	Net Sales			Net Property and Equipment
	Year Ended December 31			December 31
	2011	2010	2009	2011	2010
Geographic region:
United States	16%	19%	26%	14%	15%
Mexico	1%	1%	–	2%	2%
Canada	1%	1%	1%	2%	2%
Intra-region eliminations	(1)%	(1)%	(1)%	—%	—%
Total North America	17%	20%	26%	18%	19%
Germany	2%	2%	2%	1%	2%
France	9%	9%	9%	7%	6%
United Kingdom	—%	–	1%	—%	–
Portugal	6%	5%	7%	6%	5%
Spain	5%	6%	4%	3%	3%
Czech Republic	7%	7%	7%	5%	8%
Hungary	4%	5%	5%	4%	4%
Other Europe	6%	6%	4%	5%	4%
Intra-region eliminations	—%	(1)%	(2)%	—%	—%
Total Europe	39%	39%	37%	31%	32%
Korea	31%	28%	24%	30%	30%
China	7%	6%	6%	8%	6%
India	4%	4%	3%	6%	6%
Japan	3%	3%	2%	1%	1%
Other Asia	3%	3%	2%	2%	2%
Intra-region eliminations	(4)%	(3)%	(3)%	—%	—%
Total Asia	44%	41%	34%	47%	45%
South America	6%	7%	6%	4%	4%
Inter-region eliminations	(6)%	(7)%	(3)%	—%	—%
	100%	100%	100%	100%	100%

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

However, the market for vehicles is cyclical and is heavily dependent upon general economic conditions, consumer sentiment and spending and credit availability. During 2009, the automotive sector was negatively impacted by global economic instability and the lack of available credit. The severity of the decline in 2009 was masked by numerous government stimulus programs and significant growth in certain emerging automotive markets, which caused vehicle production volumes to vary from historical patterns.

The Company’s Workforce and Employee Relations

The Company’s workforce as of December 31, 2011 included approximately 26,000 persons, of which approximately 8,000 were salaried employees and 18,000 were hourly workers. Many of the Company’s Europe and Mexico employees are members of industrial trade unions and confederations within their respective countries. Many of these organizations operate under collectively bargained contracts that are not specific to any one employer. The Company constantly works to establish and maintain positive, cooperative relations with its unions around the world and believes that its relationships with unionized employees are satisfactory. The Company experienced work stoppages of varying lengths in Europe, South America and Asia during the past three years. These stoppages primarily were either national in nature, aimed at customers or were in anticipation of Company restructuring activities at particular facilities.

The Company’s Product Research and Development

The Company’s research and development efforts are intended to maintain leadership positions in core product lines and provide the Company with a competitive edge as it seeks additional business with new and existing customers. The Company also works with technology development partners, including customers, to develop technological capabilities and new products and applications. Total research and development expenditures were approximately $326 million in 2011, $353 million in 2010, and $328 million in 2009. The decreases are attributable to divestitures and plant closures, shifting engineering headcount from higher-cost to lower-cost countries, as well as, continued cost improvement efforts.

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

Although not material to the Company's financial position, results of operations or cash flows, supply disruptions occurred during the year ended December 31, 2011 attributable to natural disasters that occurred in Thailand and Japan. Severe flooding from heavy monsoon rains in Thailand occurred in the third quarter of 2011, causing significant supplier and OEM production disruption in the fourth quarter of 2011. The Thailand disruptions primarily affected the Company's Climate and Interiors businesses. During March 2011, a large earthquake triggered a tsunami off the coast of northeastern Japan and resulted in significant casualties, dislocation and extensive infrastructure destruction. The Japan disruptions primarily affected the Company's Electronics business.

As of December 31, 2011 the Company had not experienced any other significant shortages of raw materials. The Company monitors its supply base and endeavors to work with suppliers and customers to attempt to mitigate the impact of potential material shortages and supply disruptions. While the Company does not anticipate any significant interruption in the supply of raw materials, there can be no assurance that sufficient sources or amounts of all necessary raw materials will be available in the future.

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

Impact of Environmental Regulations on the Company

The Company is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company is also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties it presently owns or operates and at third-party disposal or treatment facilities to which these sites send or arranged to send hazardous waste. The Company makes capital expenditures in the normal course of business as necessary to ensure that its facilities are in compliance with applicable environmental laws and regulations. For 2011, capital expenditures associated with environmental compliance were not material nor did such expenditures have a materially adverse effect on the Company’s earnings or competitive position. The Company does not anticipate that its environmental compliance costs will be material in 2012.

The Company is aware of contamination at some of its properties. The Company is in various stages of investigation and cleanup at these sites and at December 31, 2011, had recorded a reserve of approximately $1 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Hyundai Kia Automotive Group (“Hyundai Kia”) has rapidly become one of the Company’s largest customers, accounting for 31% of total product sales in 2011, 29% of total product sales in 2010 and 27% of total product sales in 2009. Additionally, Ford is one of the Company’s largest customers and accounted for approximately 27% of total product sales in 2011, 25% of total product sales in 2010 and 28% of total product sales in 2009. Accordingly, any change in Ford’s and/or Hyundai Kia’s vehicle production volumes will have a significant impact on the Company’s sales volume and profitability.

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

Demand for the Company’s products is directly related to the automotive vehicle production of the Company’s major customers. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements and other factors. Automotive industry conditions in North America and Europe have been and continue to be extremely challenging. In North America, the industry is characterized by significant overcapacity and fierce competition. In Europe, the market structure is more fragmented with significant overcapacity and declining sales. The Company’s business in 2009 was severely affected by the turmoil in the global credit markets, significant reductions in new housing construction, volatile fuel prices and recessionary trends in the U.S. and global economies. These conditions had a dramatic impact on consumer vehicle demand in 2009, resulting in the lowest per capita sales rates in the United States in half a century and lower global automotive production following six years of steady growth.

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

As a result of the Company’s global presence, a significant portion of the Company’s revenues and expenses are denominated in currencies other than the U.S. dollar. In addition, the Company has manufacturing and distribution facilities in many foreign countries, including countries in Europe, Central and South America and Asia. International operations are subject to certain risks inherent in doing business abroad, including:

•	local economic conditions, expropriation and nationalization, foreign exchange rate fluctuations and currency controls;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	investment restrictions or requirements;

•	export and import restrictions; and

•	increases in working capital requirements related to long supply chains.

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

Many of the Company’s employees participate in defined benefit pension plans or retirement/termination indemnity plans. Effective December 31, 2011, active salaried employees in the U.S. ceased to accrue benefits under the existing defined benefit pension plan. The Company’s worldwide pension obligations exposed the Company to approximately $447 million in unfunded liabilities as of December 31, 2011, of which approximately $329 million and $118 million was attributable to unfunded U.S. and non-U.S. pension obligations, respectively.

The Company has previously experienced declines in interest rates and pension asset values. Future declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially deteriorate the funded status of the Company’s plans and affect the level and timing of required contributions in 2012 and beyond. Additionally, a material deterioration in the funded status of the plans could significantly increase pension expenses and reduce the Company’s profitability.

The Company’s assumptions used to calculate pension obligations as of the annual measurement date directly impact the expense to be recognized in future periods. While the Company’s management believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension obligations and future expense. For more information on sensitivities to changing assumptions, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 “Employee Retirement Benefits” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company’s ability to generate sufficient cash to satisfy its obligations may be impacted by the factors discussed herein.

Impairment charges relating to the Company’s goodwill and long-lived assets and possible increases to the valuation allowances could adversely affect the Company’s financial performance.

The Company regularly monitors its goodwill and long-lived assets for impairment indicators. In conducting its goodwill impairment testing, the Company compares the fair value of each of its reporting units to the related net book value. In conducting the impairment analysis of long-lived assets, the Company compares the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. Changes in economic or operating conditions impacting the estimates and assumptions could result in the impairment of goodwill or long-lived assets. In the event that the Company determines that its goodwill or long-lived assets are impaired, the Company may be required to record a significant charge to earnings that could materially affect the Company’s results of operations and financial condition in the period(s) recognized. The Company recorded asset impairment charges of $66 million and $9 million in 2011 and 2009, respectively, to adjust the carrying value of certain assets to their estimated fair value. In addition, the Company cannot provide assurance that it will be able to recover remaining net deferred tax assets, which are dependent upon achieving future taxable income in certain foreign jurisdictions. Failure to achieve its taxable income targets may change the Company’s assessment of the recoverability of its remaining net deferred tax assets and would likely result in an increase in the valuation allowance in the applicable period. Any increase in the valuation allowance would result in additional income tax expense, which could have a significant impact on the Company’s future results of operations.

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

Because of the inherent limitations of any system of internal control, including the possibility of human error, the circumvention or overriding of controls or fraud, even an effective system of internal control may not prevent or detect all misstatements. In the event of an internal control failure, the Company’s ability to report its financial results on a timely and accurate basis could be adversely impacted, which could result in a loss of investor confidence in its financial reports or have a material adverse effect on the Company’s ability to operate its business or access sources of liquidity.

Because of the adoption of fresh-start accounting and the effects of the transactions contemplated by the plan of reorganization, financial information subsequent to October 1, 2010 is not comparable to financial information prior to October 1, 2010.

Upon the Company’s emergence from Chapter 11 bankruptcy proceedings, fresh-start accounting was adopted in accordance with the provisions of ASC 852, pursuant to which the Company’s reorganization value was allocated to its assets in conformity with the procedures specified by FASB Accounting Standards Codification 805 (“ASC 805”), “Business Combinations.” The excess of reorganization value over the fair value of tangible and identifiable intangible assets was recorded as goodwill, which is subject to periodic evaluation for impairment. Liabilities, other than deferred taxes, were recorded at the present value of amounts expected to be paid. In addition, under fresh-start accounting, common stock, accumulated deficit and accumulated other comprehensive loss were eliminated. The consolidated financial statements also reflect all of the transactions contemplated by the plan of reorganization. Accordingly, the Company’s consolidated financial statements subsequent to October 1, 2010, are not comparable to the consolidated financial statements prior to October 1, 2010. The lack of comparable historical financial information may discourage investors from purchasing Successor common stock.

The Company may not be able to fully utilize its U.S. net operating losses and other tax attributes.

Visteon's emergence from bankruptcy in 2010 resulted in a change of ownership within the meaning of Internal Revenue Code (“IRC”) Sections 382 and 383, causing the use of Visteon's pre-emergence U.S. federal net operating loss (“NOL”) and various other tax attributes to be limited in the post-emergence period.  However, NOLs and other tax attributes generated in the post-emergence period are generally not limited by the emergence from bankruptcy, but could be limited if there is a subsequent change of ownership.  If the Company were to have another change of ownership within the meaning of IRC Sections 382 and 383, its post-emergence NOL and other tax attributes could be limited to an amount equal to its market capitalization at the time of the subsequent ownership change multiplied by the federal long-term tax exempt rate.  The Company cannot provide any assurance that such an ownership change will not occur, in which case the availability of the Company's NOLs and other tax attributes could be significantly limited or possibly eliminated.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company's principal executive offices are located in Van Buren Township, Michigan. As of December 31, 2011, the Company and its consolidated subsidiaries owned or leased approximately:

•	34 corporate offices, technical and engineering centers and customer service centers in fourteen countries around the world, of which 29 were leased and 5 were owned;

•
29 Climate manufacturing and/or assembly facilities in the United States, Canada, Mexico, France, Portugal, Slovakia, Turkey, South Africa, China, India, South Korea, Thailand and Argentina, of which 13 were leased and 16 were owned;

•
26 Interiors manufacturing and/or assembly facilities in Belgium, France, Germany, Poland, Slovakia, Spain, Russia, Morocco, South Korea, the Philippines, Thailand, India, Brazil and Argentina, of which 16 were leased and 10 were owned;

•	8 Electronics manufacturing and/or assembly facilities in Mexico, Hungary, Portugal, Russia, Japan and Brazil, of which 4 were leased and 4 were owned; and

•	4 Lighting manufacturing and/or assembly facilities in Mexico, the Czech Republic and India, of which 1 were leased and 3 were owned.

In addition, the Company's non-consolidated affiliates operate approximately 29 manufacturing and/or assembly locations, primarily in the Asia Pacific region. The Company considers its facilities to be adequate for its current uses.

ITEM 3.	LEGAL PROCEEDINGS

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

In December of 2009, the Court granted the Debtors' motion in part authorizing them to terminate or amend certain other postretirement employee benefits, including health care and life insurance. On December 29, 2009, the IUE-CWA, the Industrial Division of the Communications Workers of America, AFL-CIO, CLC, filed a notice of appeal of the Court's order with the District Court. By order dated March 31, 2010, the District Court affirmed the Court's order in all respects. On April 1, 2010, the IUE filed a notice of appeal. On July 13, 2010, the Circuit Court reversed the order of the District Court as to the IUE-CWA and directed the District Court to, among other things, direct the Court to order the Company to take whatever action is necessary to immediately restore terminated or modified benefits to their pre-termination/modification levels. On July 27, 2010, the Company filed a Petition for Rehearing or Rehearing En Banc requesting that the Circuit Court review the panel’s decision, which was denied. By orders dated August 30, 2010, the Court ruled that the Company should restore certain other postretirement employee benefits to the appellant-retirees and also to salaried retirees and certain retirees of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”). On September 1, 2010, the Company filed a Notice of Appeal to the District Court of the Court's decision to include non-appealing retirees, and on September 15, 2010 the UAW filed a Notice of Cross-Appeal. The appeals process includes mandatory mediation of the dispute. The Company subsequently reached an agreement with the original appellants in late-September 2010, which resulted in the Company not restoring other postretirement employee benefits of such retirees. On September 30, 2010, the UAW filed a complaint, which it amended on October 1, 2010, in the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after the Effective Date. The Company has filed a motion to dismiss the UAW's complaint and a motion to transfer the case to the District of Delaware, which motions are pending. In July 2011, the Company engaged in mediation with the UAW, which was not successful. The parties have established a briefing schedule on the Company's motions pending in the Eastern District of Michigan and the court has schedule a hearing for May 2012. The parties will also establish a briefing schedule on the parties' appeals pending in the District of Delaware.

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

In June of 2009, the UK Pensions Regulator advised the Administrators of the UK Debtor that it was investigating whether there were grounds for regulatory intervention under various provisions of the UK Pensions Act 2004 in relation to an alleged funding deficiency in respect of the UK Debtor pension plan. In October of 2009, the trustee of the UK Debtor pension plan filed proofs of claim against each of the Debtors asserting contingent and unliquidated claims pursuant to the UK Pensions Act 2004 and the UK Pensions Act 1995 for liabilities related to a funding deficiency of the UK Debtor pension plan of approximately $555 million as of March 31, 2009. The trustee of the Visteon Engineering Services Limited (“VES”) pension plan also submitted proofs of claim against each of the Debtors asserting contingent and unliquidated claims pursuant to the UK Pensions Act 2004 and the UK Pensions Act 1995 for liabilities related to an alleged funding deficiency of the VES pension plan of approximately $118 million as of March 31, 2009. On May 11, 2010, the UK Debtor Pension Trustees Limited, the creditors’ committee, and the Debtors entered in a stipulation whereby the UK Debtor Pension Trustees Limited agreed to withdraw all claims asserted against the Debtors with prejudice, which the Court approved on May 12, 2010. The trustee of the VES pension plan also agreed to withdraw all claims against each of the Debtors. The UK Pensions Regulator has notified the trustee directors of the UK Debtor pension plan that it has concluded not to seek contribution or financial support from any of the affiliated entities outside the UK with respect to their claims.

On October 28, 2011, Cadiz Electronica, S.A., an indirect, wholly-owned subsidiary of the Company organized under the laws of Spain ("Cadiz"), filed an application with the Commercial Court of Cadiz to commence a pre-insolvency proceeding under the Insolvency Law of Spain. Under the pre-insolvency proceeding, Cadiz continues to manage its business and assets, but has up to four months to reach an arrangement with its creditors to avoid an insolvency proceeding or before an involuntary insolvency proceeding can be commenced. Cadiz announced its intention to permanently cease production and close its facility in El Puerto de Santa Maria, Cadiz, Spain during the second quarter of 2011. In January 2012, Cadiz's sole shareholder resolved to commence the dissolution of Cadiz in accordance with applicable Spanish corporate laws. Following discussions with local unions, works committee and appropriate public authorities, Cadiz agreed to contribute its land, buildings and machinery to the local municipality, and settled with the local unions and works committee on employee severance matters. See Note 5, "Asset Impairments and Restructuring."

Several current and former employees of Visteon Deutschland GmbH (“Visteon Germany”) filed civil actions against Visteon Germany in various German courts beginning in August 2007 seeking damages for the alleged violation of German pension laws that prohibit the use of pension benefit formulas that differ for salaried and hourly employees without adequate justification. Several of these actions have been joined as pilot cases. In a written decision issued in April 2010, the Federal Labor Court issued a declaratory judgment in favor of the plaintiffs in the pilot cases. To date, more than 600 current and former employees have filed similar actions or have inquired as to or been granted additional benefits, and an additional 750 current and former employees are similarly situated. The Company's remaining reserve for unsettled cases is approximately $8 million and is based on the Company’s best estimate as to the number and value of the claims that will be made in connection with the pension plan. However, the Company’s estimate is subject to many uncertainties which could result in Visteon Germany incurring amounts in excess of the reserved amount of up to approximately $8 million.

During the third quarter of 2011, the Company received a formal request from the competition unit of the European Commission for documents and information in connection with its on-going investigation into alleged anti-competitive behavior relating to specific automotive electronic components in the European Union/European Economic Area. The Company has responded to request. The Company's policy is to comply with all laws and regulations, including all antitrust and competition laws, and it intends to cooperate fully with the European Commission in the context of its ongoing investigation.

ITEM 4A.	EXECUTIVE OFFICERS OF VISTEON

The following table shows information about the executive officers of the Company. Ages are as of February 1, 2012:

Name	Age	Position
Donald J. Stebbins	54	Chairman, President and Chief Executive Officer
Martin E. Welch III	63	Executive Vice President and Chief Financial Officer
Robert Pallash	60	Senior Vice President and President, Global Customer Group
Keith M. Shull	61	Senior Vice President, Human Resources
Joy M. Greenway	51	Vice President and President, Climate Product Group
Steve Meszaros	48	Vice President and President, Electronics Product Group
Michael K. Sharnas	40	Vice President and General Counsel
James F. Sistek	47	Vice President, Global Business Services and Chief Information Officer
Michael J. Widgren	43	Vice President, Corporate Controller and Chief Accounting Officer

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

Martin E. Welch III has been Visteon's Executive Vice President and Chief Financial Officer since October 2011. Previously, Mr. Welch served as Executive Vice President and Chief Financial Officer of United Rentals, Inc. from March 2006 until December 2008, having previously served as its Interim Chief Financial Officer since September 2005. Prior to that, Mr. Welch served as director and business advisor to the private equity firm York Management Services. Mr. Welch joined Kmart Corporation as Chief Financial Officer in 1995 and served in that capacity until 2001. From 1991 until 1995, Mr. Welch served as Chief Financial Officer for Federal-Mogul Corporation. From 1982 until 1991, he held various finance positions at Chrysler Corporation, including Chief Financial Officer for Chrysler Canada. Mr. Welch began his career at Arthur Young (now Ernst & Young), and is a certified public accountant. He currently serves on the board of Global Brass and Copper, Inc. and is a trustee of the University of Detroit Mercy. During the past five years, Mr. Welch has also served on the boards of Delphi Corporation and York portfolio company Northern Reflections, Ltd.

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

Keith M. Shull joined the Company in June 2011, as Visteon’s Senior Vice President, Human Resources. Prior to that, he was Senior Vice President, Human Resources, for Walter Energy Inc., a supplier to the global steel industry, since January 2010. Prior to that, he was an independent consultant to the global mining industry. From 2005 through 2008, Mr. Shull was Senior Vice President, Global Human Resources, for Arrow Electronics Inc. in Englewood, Colo. From 1996 through 2005, he was Senior Vice President, Global Human Resources, for BHP Billiton Inc.’s base metals and petroleum business groups. He also served 14 years at Unocal Corp., advancing to Group General Manager, Human Resources. Earlier in his career, Shull held human resources roles at Occidental Petroleum Corp., Western Airlines (now Delta Air Lines) and Walt Disney Co.

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

On October 1, 2010 and in connection with the Plan, the Company cancelled all outstanding shares of predecessor common stock and any options, warrants or rights to purchase shares of such common stock or other equity securities outstanding prior to October 1, 2010. Additionally, the Company issued shares of successor common stock and warrants on October 1, 2010 in accordance with the Company’s plan of reorganization.

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

On January 9, 2012, the Company contributed 1,453,489 shares of company stock valued at approximately $70 million into its two largest U.S. defined benefit pension plans. As of February 22, 2012, the Company had 51,449,308 shares of its common stock $0.01 par value outstanding, which were owned by 11,760 shareholders of record. The table below shows the high and low sales prices for the Company’s predecessor and successor common stock as reported by the NYSE, OTC Bulletin Board or the Pink Sheets over-the-counter trading market, as applicable, for each quarterly period for the last two years.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price per share
High	$76.61	$69.22	$70.48	$58.59
Low	$59.56	$58.46	$41.01	$38.32

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price per share
High	$1.26	$2.03	$0.66	$74.50
Low	$0.03	$0.46	$0.31	$50.76

No dividends were paid by the Company on its common stock during the years ended December 31, 2011 or 2010. The Company’s Board of Directors (the “Board”) evaluates the Company’s dividend policy based on all relevant factors. The Company’s credit agreements limit the amount of cash payments for dividends that may be made. Additionally, the ability of the Company’s subsidiaries to transfer assets is subject to various restrictions, including regulatory requirements and governmental restraints. Refer to Note 9, “Non-Consolidated Affiliates,” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the fourth quarter of 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 to October 31, 2011	112,147	$47.95	—	—
November 1, 2011 to November 30, 2011	10,151	$55.95	—	—
December 1, 2011 to December 31, 2011	—	—	—	—
Total	122,298	$48.61	—	—

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

Performance Graph

The following graph compares the cumulative total stockholder return from October 1, 2010, the date of the Company's emergence from Chapter 11 bankruptcy proceedings, through December 31, 2011, for its existing common stock, the S&P 500 Index and the Dow Jones U.S. Auto Parts Index. Because the value of the Company's predecessor common stock bears no relation to the value of its existing common stock, the graph below reflects only the Company's existing common stock. The graph below assumes that $100 was invested on October 1, 2010 in each of the Company's existing common stock, the stocks comprising the S&P 500 Index and the stocks comprising the Dow Jones U.S. Auto Parts Index, and that all that dividends have been reinvested.

	October 1, 2010	December 31, 2010	December 31, 2011
Visteon Corporation	$100.00	$123.80	$83.20
S&P 500	$100.00	$110.20	$112.50
Dow Jones U.S. Auto Parts Index	$100.00	$131.90	$101.50
The above comparisons are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's common stock or the referenced indices.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents information from the Company's consolidated financial statements for each of the five years ended December 31. This information should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” included under Items 7 and 8, respectively, of this Annual Report on Form 10-K.

	Successor		Predecessor
	Year Ended December 31	Three months Ended December 31	Nine Months Ended October 1	Year Ended December 31	Year Ended December 31	Year Ended December 31
	2011	2010	2010	2009	2008	2007
	(Dollars in Millions, Except Per Share Amounts)
Statement of Operations Data
Net sales	$8,047	$1,887	$5,579	$6,685	$9,544	$11,275
Gross margin	643	244	565	597	459	573
Income (loss) from continuing operations before income taxes	281	124	1,127	264	(531)	(285)
Net income (loss) from continuing operations	154	105	996	184	(647)	(305)
Loss from discontinued operations, net of tax	—	—	—	—	—	24
Net income (loss)	154	105	996	184	(647)	(329)
Net income attributable to non-controlling interests	74	19	56	56	34	43
Net income (loss) attributable to Visteon Corporation:
Net income (loss) from continuing operations	80	86	940	128	(681)	(348)
Loss from discontinued operations	—	—	—	—	—	24
Net income (loss) attributable to Visteon Corporation	$80	$86	$940	$128	$(681)	$(372)

Basic earnings per share:
Continuing operations	$1.56	$1.71	$7.21	$0.98	$(5.26)	$(2.69)
Discontinued operations	—	—	—	—	—	(0.18)
Basic earnings (loss) attributable to Visteon Corporation	$1.56	$1.71	$7.21	$0.98	$(5.26)	$(2.87)

Diluted earnings per share:
Continuing operations	$1.54	$1.66	$7.21	$0.98	$(5.26)	$(2.69)
Discontinued operations	—	—	—	—	—	(0.18)
Diluted earnings (loss) attributable to Visteon Corporation	$1.54	$1.66	$7.21	$0.98	$(5.26)	$(2.87)

Balance Sheet Data
Total assets	$4,973	$5,208	N/A	$5,019	$5,248	$7,205
Total debt	$599	$561	N/A	$231	$2,762	$2,840
Total Visteon Corporation shareholders' equity (deficit)	$1,307	$1,260	N/A	$(772)	$(887)	$(90)

Statement of Cash Flows Data
Cash provided from (used by) operating activities	$175	$154	$20	$141	$(116)	$293
Cash used by investing activities	$(331)	$(76)	$(75)	$(123)	$(208)	$(177)
Cash (used by) provided from financing activities	$(3)	$(40)	$(42)	$(259)	$(193)	$547

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

Visteon is a global supplier of climate, electronics, interiors and lighting systems, modules and components to automotive original equipment manufacturers (“OEMs”) including BMW, Chrysler, Daimler, Ford, General Motors, Honda, Hyundai, Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. The Company has a broad network of manufacturing operations, technical centers and joint venture operations throughout the world, supported by approximately 26,000 employees dedicated to the design, development, manufacture and support of its product offering and its global customers.

Automotive Industry

The Company conducts its business in the automotive industry, which is capital intensive and highly competitive. During 2011 the global automotive industry experienced modest expansion despite constraints on global economic growth. Modest growth in the automotive industry was fueled by demand from many emerging markets, although at a slower pace than recent years, as tempered by continued softness in the majority of developed markets. Light vehicle sales and production levels for 2011 by geographic region are provided below:

	Light Vehicle Sales			Light Vehicle Production
	2011	2010	Change	2011	2010	Change

Global	74.2	71.4	3.8%	76.6	74.4	2.9%
North America	15.3	14.0	9.4%	13.1	11.9	9.9%
South America	5.4	5.0	8.1%	4.3	4.1	3.4%
Europe	19.3	18.4	4.7%	20.1	19.1	5.2%
China	18.0	17.4	3.7%	17.5	16.1	2.3%
Japan/Korea	5.7	6.4	(11.2)%	12.5	13.3	(6.0)%
India	2.9	2.7	6.9%	3.6	3.2	10.0%
ASEAN	2.4	2.3	1.5%	2.8	2.9	(4.1)%

ASEAN light vehicle production was down due to severe flooding from heavy monsoon rains in Thailand, which occurred in the third quarter of 2011, causing significant OEM production disruption in the fourth quarter of 2011. Also during March 2011, a large earthquake triggered a tsunami off the coast of northeastern Japan and resulted in significant casualties, dislocation and extensive infrastructure destruction. The Company and its suppliers obtain materials and components from various sources affected directly or indirectly by the events in Japan and Thailand. The situations in Japan and Thailand have stabilized, however, any residual issues could create production and supply disruptions, premium freight and customer shut-down costs. Such adverse impacts could have a material impact on the Company's financial condition, results of operations and cash flows.

Reorganization Proceedings

On May 28, 2009, Visteon and certain of its U.S. subsidiaries (the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) (the “Chapter 11 Proceedings”) in response to sudden and severe declines in global automotive production during the latter part of 2008 and early 2009 and the resulting adverse impact on the Company’s cash flows and liquidity. On August 31, 2010 (the “Confirmation Date”), the Court entered an order (the “Confirmation Order”) confirming the Debtors’ joint plan of reorganization (as amended and supplemented, the “Plan”). On October 1, 2010 (the “Effective Date”), all conditions precedent to the effectiveness of the Plan and related documents were satisfied or waived and the Company emerged from bankruptcy and became a new entity for financial reporting purposes. Accordingly, the consolidated financial statements for the reporting entity subsequent to the Effective Date (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to the Effective Date (the “Predecessor”).

Strategic Transformation

Following emergence from the Chapter 11 Proceedings, the Company continued its efforts to transform its business portfolio and to rationalize its cost structure including, among other things, the investigation of potential transactions for the sale, merger or other combination of certain businesses.

•
During January 2012 the Company reached agreements for the closure of the Cadiz Electronics operation in El Puerto de Santa Maria, Spain. These agreements were subsequently ratified by the workforce and approved by governmental authorities in February 2012.

•
In November 2011, Visteon and Yanfeng Visteon Automotive Trim Systems, Co. Ltd. ("YFV"), a 50% owned non-consolidated affiliate of the Company, entered into a non-binding memorandum of understanding with respect to a potential transaction that would combine the majority of Visteon’s Interiors business with YFV.

•	During the fourth quarter of 2011 the Company commenced a program designed to commonize global business systems and processes across its Climate operations for the purpose of reducing costs.

•
In November 2011Visteon completed the acquisition of a 37.5% non-controlling interest in Wuhu Bonaire Auto Electrical Systems Co., Ltd. ("Bonaire"), through its 70% owned consolidated affiliate Halla Climate Control Corporation. Bonaire is a subsidiary of Chery Technology and a major supplier to Chinese vehicle manufacturer Chery Automobile Co., Ltd. Bonaire develops and manufactures heating, ventilation and air conditioning systems and engine cooling systems.

•
On October 31, 2011, the Company sold a portion of its ownership interest in Duckyang Industry Co. Ltd ("Duckyang"), an Interiors joint venture, which resulted in the deconsolidation of Duckyang from the Company's financial statements.

Consolidated Financial Results

	Successor		Predecessor
	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1	Increase/
	2011	2010	2010	(decrease)
	(Dollars in Millions)
Product sales	$8,047	$1,886	$5,437	$724
Product gross margin	643	244	563	(164)
Equity in net income of non-consolidated affiliates	168	41	105	22
Net income attributable to Visteon	80	86	940	(946)
Adjusted EBITDA*	685	109	505	71
Cash provided from operating activities	175	154	20	1
Free Cash Flow*	(83)	62	(97)	(48)

* Adjusted EBITDA and Free Cash Flow are Non-GAAP financial measures, as further discussed below.

Product sales increased $724 million during 2011, including production volume and product mix of $672 million and currency of $383 million primarily attributable to the Korean Won, partially offset by divestitures and closures of $166 million and other reductions of $82 million associated with price productivity net of design actions and commercial agreements. Additionally, the deconsolidation of Duckyang resulted in a further decrease in sales of $83 million.

The Company recorded product gross margin of $643 million for the twelve months ended December 31, 2011 compared to $807 million for the same period of 2010, which included other postretirement employee benefits ("OPEB") termination gains of $192 million. Margin benefits of $110 million associated with higher volumes and $34 million associated with favorable currency were partially offset by $50 million of higher depreciation and amortization expenses on tangible and intangible assets post implementation of fresh-start accounting, $40 million of cost performance, and $23 million for divestitures, closures and commercial agreements.

During 2011 the Company recorded a $24 million loss on debt extinguishment associated with the refinancing of the Company's $500 million term loan, which was completed in April. The Company also recorded restructuring charges, net of reversals, of $24 million in connection with the announced closure of the Cadiz Electronics plant in Spain. Negotiations with local unions, works council committee and appropriate public authorities regarding specific closure arrangements were completed in February 2012. The Company anticipates recording approximately $45 million of additional charges in the first quarter of 2012 associated with the execution of these arrangements.

Equity in the net income of non-consolidated affiliates totaled $168 million for the year ended December 31, 2011. Approximately $150 million of this amount is attributable to earnings of YFV, of which the Company owns a 50% interest, and related affiliate interests. The following table presents summarized financial data for the Company’s non-consolidated affiliates. The amounts included in the table below represent 100% of the results of operations of such non-consolidated affiliates accounted for under the equity method.

	Net Sales			Gross Margin			Net Income
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(Dollars in Millions)
Yanfeng	$3,014	$2,573	$1,452	$473	$398	$217	$246	$218	$118
All other	1,681	893	711	176	142	109	90	71	42
	$4,695	$3,466	$2,163	$649	$540	$326	$336	$289	$160

The Company generated net income attributable to Visteon of $80 million for the year ended December 31, 2011, which included $66 million of non-cash impairment charges associated with the Company's Lighting assets. Adjusted EBITDA (as defined below) was $685 million for the year ended December 31, 2011. Adjusted EBITDA is presented as a supplemental measure of the Company’s financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company’s continuing operating activities across reporting periods. The Company defines Adjusted EBITDA as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of asset impairments, gains or losses on divestitures, net restructuring expenses and other reimbursable costs, certain non-recurring employee charges and benefits, reorganization items and other non-operating gains and losses. Not all companies use identical calculations and, accordingly, the Company’s presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

A reconciliation of net income attributable to Visteon to Adjusted EBITDA is provided in the following table.

	Successor		Predecessor
	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1	Year Ended December 31
	2011	2010	2010	2009
	(Dollars in Millions)
Net income attributable to Visteon	$80	$86	$940	$128
Interest expense, net	29	10	160	106
Provision for income taxes	127	19	131	80
Depreciation and amortization	316	73	207	352
Asset impairments	66	—	4	9
Loss on debt extinguishment	24	—	—	—
Restructuring expenses, net	24	28	20	22
Reorganization expenses, net	—	—	(933)	60
Deconsolidation gains	(8)	—	—	(95)
Other (income) expense, net	(3)	13	21	(20)
OPEB and other employee charges	11	(146)	(30)	(195)
Other non-operating costs, net	19	26	(15)	7
Adjusted EBITDA	$685	$109	$505	$454

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

As of December 31, 2011 the Company had total cash of $746 million, including restricted cash of $23 million and total debt of $599 million. For the year ended December 31, 2011 the Company generated $175 million of cash from operating activities. Free Cash Flow (as defined below) was a use of $83 million for the year ended December 31, 2011. Free Cash Flow is presented as a supplemental measure of the Company’s liquidity that management believes is useful to investors in analyzing the Company's ability to service and repay its debt. The Company defines Free Cash Flow as cash flow from operating activities less capital expenditures. Not all companies use identical calculations, so this presentation of Free Cash Flow may not be comparable to other similarly titled measures of other companies. Free Cash Flow is not a recognized term under GAAP and does not purport to be a substitute for cash flows from operating activities as a measure of liquidity. Free Cash Flow has limitations as an analytical tool and does not reflect cash used to service debt and does not reflect funds available for investment or other discretionary uses. In addition, the Company uses Free Cash Flow (i) as a factor in incentive compensation decisions and (ii) for planning and forecasting future periods.

A reconciliation of Free Cash Flow to cash provided from operating activities is provided in the following table.

	Successor		Predecessor
	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1	Year Ended December 31
	2011	2010	2010	2009
	(Dollars in Millions)
Cash provided from operating activities	$175	$154	$20	$141
Capital expenditures	(258)	(92)	(117)	(151)
Free Cash Flow	$(83)	$62	$(97)	$(10)

On January 9, 2012, the Company contributed 1,453,489 shares of its common stock valued at approximately $70 million into its two largest U.S. defined benefit pension plans. This share contribution followed a cash contribution of approximately $15 million utilizing funds returned to the Company in December 2011 from the Pension Benefit Guaranty Corporation ("PBGC"). The PBGC had been holding these funds since 2009 pursuant to a letter of credit draw during the Chapter 11 Proceedings. The $15 million cash contribution is designated as a pre-funding amount that will be used to offset the plan's funding needs after June 2013. Combined these actions have substantially reduced the Company's future cash pension funding requirements for 2012 and 2013.

Results of Operations - 2011 Compared with 2010

Product Sales

	Climate	Electronics	Interiors	Lighting	Eliminations	Total
	(Dollars in Millions)
Twelve months ended December 31, 2011 - Successor	$4,053	$1,367	$2,285	$531	$(189)	$8,047
Three months ended December 31, 2010 - Successor	954	326	554	111	(59)	1,886
Nine months ended October 1, 2010 - Predecessor	2,660	935	1,641	345	(144)	5,437
Increase	$439	$106	$90	$75	$14	$724

Twelve months ended December 31, 2011 - Successor
Volume and mix	$322	$82	$178	$51	$39	$672
Currency	161	58	139	25	—	383
Divestitures and closures	—	(21)	(145)	—	—	(166)
Duckyang deconsolidation	—	—	(83)	—	—	(83)
Other	(44)	(13)	1	(1)	(25)	(82)
Total	$439	$106	$90	$75	$14	$724

Climate product sales increased during the year ended December 31, 2011 by $322 million associated with higher production volumes in all regions, including $167 million, $104 million, and $43 million in Asia, North America, and Europe, respectively. Favorable currency, primarily related to the Korean Won and Euro, resulted in an increase of $161 million. Other changes, totaling $44 million, reflected price productivity, partially offset by increases in revenue related to commodity pricing and design actions.

Electronics product sales increased during the year ended December 31, 2011 by $82 million associated with higher production volumes in North America, Asia, and South America of $96 million, $20 million, and $12 million, respectively, partially offset by lower production volumes in Europe of $45 million. Favorable currency, primarily related to the Euro and the Japanese Yen, further increased product sales by $58 million. The 2010 closure of the Company's Lansdale, Pennsylvania facility ("North Penn") resulted in a $15 million reduction in sales and customer sourcing actions resulting in the closure of the Company's El Puerto de Santa Maria, Cadiz, Spain ("Cadiz") facility further reduced sales $6 million. Other changes, totaling $13 million, reflected price productivity, partially offset by increases in revenue related to commodity pricing and design actions.

Interiors product sales increased during the year ended December 31, 2011 by $178 million associated with higher production volumes in Asia and Europe of $149 million and $118 million, respectively, partially offset by lower production volumes in South America of $89 million. Favorable currency related to the Euro, Korean Won, and Brazilian Real increased sales $139 million. Divestitures and closures reduced sales by $145 million including the 2010 exit of the Company's North America Interiors operations, which decreased sales $75 million, and the divestiture of the Interiors operation in La Touche-Tizon, Rennes, France in December 2010, which further reduced sales by $70 million. Sales decreased $83 million due to the deconsolidation of Duckyang, which resulted from the Company's sale of a one percent controlling interest on October 31, 2011.

Lighting product sales increased during the year ended December 31, 2011 by $51 million associated with higher production volumes including a $70 million increase in Europe partially offset by a $22 million decrease in North America. Favorable currency related to the Euro further increased sales by $25 million.

Product Cost of Sales

	Climate	Electronics	Interiors	Lighting	Eliminations	Total
	(Dollars in Millions)
Twelve months ended December 31, 2011 - Successor	$3,699	$1,237	$2,144	$513	$(189)	$7,404
Three months ended December 31, 2010 - Successor	839	236	517	109	(59)	1,642
Nine months ended October 1, 2010 - Predecessor	2,334	798	1,551	335	(144)	4,874
Increase	$526	$203	$76	$69	$14	$888

Twelve months ended December 31, 2011 - Successor
Material	$355	$86	$83	$46	$43	$613
Freight and duty	4	(4)	(2)	(2)	1	(3)
Labor and overhead	149	110	33	18	(20)	290
Depreciation and amortization	46	7	(1)	(7)	5	50
Other	(28)	4	(37)	14	(15)	(62)
Total	$526	$203	$76	$69	$14	$888

Climate material costs increased $355 million, including $317 million related to higher production volumes and currency and $100 million related to higher aluminum, resin and other commodity costs and design changes, partially offset by $61 million of manufacturing efficiencies and purchasing improvements. Labor and overhead increased $149 million, including $76 million related to production volumes and currency, $55 million due to the non-recurrence of expense reductions associated with the termination of certain U. S. OPEB plans and $17 million related to higher manufacturing costs, net of efficiencies. Depreciation and amortization increased $46 million, including $18 million of intangible asset amortization, $5 million of accelerated depreciation associated with restructuring activities and the impact of fresh-start accounting on asset values. Other reductions in Climate product cost of sales includes the non-recurrence of a 2010 fresh-start accounting inventory revaluation expense of $13 million, currency of $10 million, and the non-recurrence of a 2010 German pension litigation expense of $6 million.

Electronics material costs increased $86 million, including $121 million related to production volumes and currency and $3 million related to the impact of commodity costs and design changes, partially offset by $27 million associated with manufacturing efficiencies and purchasing improvement efforts and $11 million related to the closures of the North Penn and Cadiz facilities. Labor and overhead increased $110 million, including $131 million due to the non-recurrence of expense reductions associated with the termination of certain U.S. OPEB plans, partially offset by $17 million of savings attributable to net manufacturing efficiencies and $5 million related to the closures of the North Penn and Cadiz facilities.

Interiors material costs increased $83 million, including $223 million related to production volumes and currency and $6 million related to the impact of resin commodity costs and design changes, partially offset by $133 million related to the deconsolidation of the Duckyang joint venture, the exit of the Company's North America Interiors operations, and the divestiture of the Rennes, France operation and $13 million related to manufacturing efficiencies and purchasing improvement efforts. Labor and overhead increased $33 million, including $43 million related to production volumes and currency, $25 million related to increases in manufacturing costs net of efficiencies, and $9 million due to the non-recurrence of expense reductions associated with the termination of certain U.S. OPEB plans, partially offset by $43 million associated with Duckyang, North America Interiors, and Rennes actions. Other reductions in Interiors product cost of sales of $37 million include lower engineering expenses of $8 million, the non-recurrence of a 2010 fresh-start accounting inventory revaluation expense of $7 million, a gain of $6 million associated with a Brazilian land sale, and the non-recurrence of a 2010 German pension litigation expense of $5 million.

Lighting material costs increased $46 million, including $41 million related to production volumes and currency and $12 million related to the impact of resin commodity costs and design changes, partially offset by $7 million associated with manufacturing efficiencies and purchasing improvements. Labor and overhead increased $18 million, including $10 million due to increases in manufacturing costs net of efficiencies and $5 million related to production volume and currency.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $398 million during the year ended December 31, 2011. Selling, general, and administrative expenses were $110 million and $271 million during the three-month Successor period ended December 31, 2010 and the nine-month Predecessor period ended October 1, 2010, respectively. For the twelve-month Successor period ended December 31, 2011 selling, general and administrative expenses increased due to higher performance based incentive compensation of $12 million, intangible asset amortization of $10 million, currency of $10 million, and $5 million related to employee severance and termination benefits. These increases were partially offset by net administrative efficiencies of $15 million and the non-

recurrence of 2010 OPEB termination expenses of $5 million.

Asset Impairment

In connection with the preparation of the December 31, 2011 financial statements, the Company concluded that it had an indicator that the carrying value of the Company's Lighting assets may not be recoverable. Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing to run and operate the Lighting business and cash flows associated with other alternatives. As a result of the analysis the Company recorded a $66 million impairment charge in the fourth quarter of 2011, which was primarily related to property and equipment and was measured under a market approach. After giving effect to the impairment charge, the carrying value of the Lighting assets, principally property and equipment, approximated $47 million. As of December 31, 2011 the Company did not meet the specific criteria necessary for the Lighting assets to be considered held for sale.

In November 2011, Visteon and Yanfeng Visteon Automotive Trim Systems, Co. Ltd., a 50% owned non-consolidated affiliate of the Company, signed a non-binding memorandum of understanding ("MOU") with respect to a potential transaction that would combine the majority of Visteon's global interiors business with YFV. Although the MOU sets forth basic terms of the proposed transaction, definitive agreements for the proposed sale, which would be subject to regulatory and other approvals, remain subject to significant uncertainties and there can be no assurance that definitive agreements will be entered into or that such a transaction will be completed in the timetable or on the terms referenced in the MOU.  In connection with the preparation of the December 31, 2011 financial statements, the Company concluded that proceeds associated with the potential sale transaction indicated that the carrying value of the Company's Interiors assets, which approximated $182 million as of December 31, 2011, may not be recoverable. Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing to run and operate the Interiors business and cash flows associated with the potential sale of the Interiors business. As a result of the analysis, the Company concluded that no impairment existed as of December 31, 2011. To the extent that such a transaction becomes more likely to occur in future periods an impairment charge may be required and such charge could be material. As of December 31, 2011 the Company did not meet the specific criteria necessary for the Interiors assets to be considered held for sale.

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

Restructuring

The Company recorded restructuring expenses, net of reversals, of $24 million for the year ended December 31, 2011, compared to $28 million and $20 million for the three-month Successor period ended December 31, 2010 and the nine-month Predecessor period ended October 1, 2010, respectively. The following is a summary of the Company’s consolidated restructuring reserves and related activity for the year ended December 31, 2011. Substantially all of the Company’s restructuring expenses are related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Central	Total
	(Dollars in Millions)
Successor - December 31, 2010	$37	$2	$3	$1	$43
Expenses	7	3	24	—	34
Reversals	(7)	(1)	(2)	—	(10)
Exchange	2	—	(2)	—	—
Utilization	(33)	(3)	(4)	(1)	(41)
Successor - December 31, 2011	$6	$1	$19	$—	$26

During the year ended December 31, 2011 the Company recorded restructuring expenses of $34 million, primarily related to the following actions.

•
During the fourth quarter of 2011 the Company commenced a program designed to commonize global business systems and processes across its Climate operations for the purpose of reducing costs. Related employee severance and termination benefit costs of $3 million were recorded during 2011 associated with approximately 50 salaried and 130 hourly employees, for which severance and termination benefits were deemed probable and estimable. The Company anticipates that this program could result in the separation of approximately 500 employees at an additional cash cost of approximately $20 million in future periods when elements of the plan are finalized and the timing of activities and amount of related costs are not likely to change.

•
The Company informed employees at its Cadiz Electronics operation in El Puerto de Santa Maria, Spain of its intention to permanently cease production and close the facility. The Company recorded $24 million primarily related to severance and termination benefits representing the minimum amount of employee separation costs pursuant to statutory regulations, all of which are expected to be cash separation payments. During January 2012 the Company reached agreements with the local unions and Spanish government for the closure of the Cadiz operation, which were subsequently ratified by the employees in February 2012.  Pursuant to the agreements, the Company agreed to pay one-time termination benefits, in excess of the statutory minimum requirement, of approximately $29 million and agreed to transfer land, building and machinery with a net book value of approximately $14 million for the benefit of the employees. The Company expects to record additional charges during the first quarter of 2012 approximating $47 million in connection with the execution of these agreements. Additionally, pursuant to the Release Agreement with Ford, the Company anticipates recovery of approximately $19 million of such costs in 2012, which is in addition to approximate $4 million recovered in 2011.

•	Additional severance and termination associated with previously announced actions at two European Interiors facilities resulting in $7 million of incremental employee-related cash costs.

The Company reversed approximately $7 million of previously established accruals for employee severance and termination benefits at a European Interiors facility pursuant to a March 2011 contractual agreement to cancel the related social plan. The Company also reversed approximately $2 million of previously recorded restructuring accruals due to lower than estimated severance and termination benefit costs associated with the consolidation of the Company’s Electronics operations in South America.

Utilization during the year ended December 31, 2011 is principally related to payments for severance and other employee termination benefits.

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

Reorganization Expenses, net

Reorganization expenses, net of $933 million for the nine-month Predecessor period ended October 1, 2010 include a gain of $956 million related to the extinguishment of certain pre-petition obligations pursuant to the Fifth Amended Joint Plan of Reorganization and a gain of $106 million related to the adoption of fresh-start accounting as of the October 1, 2010 effective date of emergence from Chapter 11. These gains were partially offset by reorganization related costs of $129 million, principally related to professional fees.

In connection with the implementation of the Plan on October 1, 2010, the Company recorded a pre-tax gain of approximately $1.1 billion for reorganization related items. This gain included $956 million related to the cancellation of certain pre-petition obligations in accordance with the terms of the Plan. Immediately prior to the Effective Date of the Plan, the Company had $3.1 billion of pre-petition obligations recorded as “Liabilities subject to compromise” that were addressed through the Company's Plan. The settlement of Liabilities subject to compromise in accordance with the terms of the Plan is provided below.

	Liabilities Subject to Compromise September 30 2010	Plan of Reorganization Adjustments	Reorganization Gain October 1, 2010
	(Dollars in Millions)
Debt	$2,490	$1,717	$773
Employee liabilities	324	218	106
Interest payable	183	160	23
Other claims	124	70	54
	$3,121	$2,165	$956

On the October 1, 2010 Chapter 11 emergence effective date, the Company became a new entity for financial reporting purposes and adopted fresh-start accounting. The Company recorded a gain of $106 million on the adoption of fresh-start accounting, which requires, among other things, that all assets and liabilities be recorded at fair value.

For additional information regarding the Chapter 11 Proceedings see Note 3, “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code,” to the consolidated financial statements included under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. For additional information regarding fresh-start accounting see Note 4, “Fresh-Start Accounting,” to the consolidated financial statements included under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Other (income) expense, net

Other (income) expense, net consists of the following:

	Successor		Predecessor
	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1
	2011	2010	2010
	(Dollars in Millions)
UK Administration recovery	$(18)	$—	$—
Transformation costs	9	—	—
Reorganization-related costs, net	8	14	—
(Gain) loss on sale of assets	(2)	(1)	21
	$(3)	$13	$21

In December 2011, the Company received an initial distribution of $18 million, in connection with the liquidation and recovery process under the UK Administration, these amounts primarily represented recoveries on amounts owed to Visteon for various trade and loan receivables due from the UK Debtor.

During 2011, the Company continued its efforts to transform its business portfolio and to rationalize its cost structure including, among other things, the investigation of potential transactions involving certain of its businesses. Related business transformation costs of $9 million incurred during 2011 are principally associated with financial and advisory fees.

The Company recorded reorganization-related costs, net of $8 million and $14 million for the year ended December 31, 2011 and three month Successor period ended December 31, 2010, respectively. It is comprised of amounts directly associated with the reorganization under Chapter 11, primarily related to professional service fees.

On March 8, 2010, the Company completed the sale of substantially all of the assets of Atlantic Automotive Components, L.L.C., (“Atlantic”), to JVIS Manufacturing LLC, an affiliate of Mayco International LLC. The Company recorded losses of approximately $21 million in connection with the sale of Atlantic assets.

Deconsolidation Gain

During 2011, Visteon sold a 1% controlling interest in Duckyang Industry Co., Ltd. ("Duckyang"). Prior to the transaction, the Company held a 51% ownership interest in Duckyang and maintained board control. As of October 31, 2011, total assets of $217 million, total liabilities of $159 million, non-controlling interests of $29 million and related amounts deferred as "Accumulated other comprehensive income", were deconsolidated from the Company's balance sheet. The Company recorded a gain on the transaction of $8 million including amounts associated with the deconsolidation and remeasurement of the retained 50% non-controlling interest to fair value.

Interest

Interest expense for the year ended December 31, 2011 of $50 million included $25 million associated with the 6.75% senior notes due April 15, 2019; $11 million associated with the $500 million secured term loan due October 1, 2017, which was repaid on April 16, 2011; $8 million related to affiliate debt; and $6 million associated with commitment fees and amortization of debt issuance costs.

Interest expense for the three-month Successor period ended December 31, 2010 of $16 million included $12 million associated with the $500 million secured term loan due October 1, 2017 and $4 million primarily on affiliate debt. During the nine-month Predecessor period ended October 1, 2010, interest expense was $170 million, including $152 million of contractual interest on the pre-petition $1.5 billion seven-year secured term loans, $4 million of adequate protection on the pre-petition ABL facility, $5 million on the DIP Credit Agreement and $9 million primarily on affiliate debt.

Loss on Debt Extinguishment

On April 6, 2011, the Company completed the sale of $500 million aggregate principal amount of 6.75% senior notes due April 15, 2019 (“Senior Notes”). Concurrently with the completion of the sale of the Senior Notes, the Company repaid its obligations under the $500 million secured term loan due October 1, 2017 ("Term Loan") and recorded a loss on early extinguishment of $24 million for unamortized original issue discount, debt fees and other debt issue costs associated with the Term Loan.

Equity in Net Income of Non-consolidated Affiliates

Equity in net income of non-consolidated affiliates of $168 million for the year ended December 31, 2011 represents an increase of $22 million when compared to the three-month Successor period and the nine-month Predecessor period in 2010. The increase was primarily attributable to YFV and its related affiliates and resulted from higher OEM production levels in China and continued growth of the YFV entity.

The Company monitors its investments in non-consolidated affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that an “other-than-temporary” decline in value has occurred, an impairment loss will be recorded, which is measured as the difference between the recorded book value and the fair value of the investment with fair value generally determined under an income approaches. No impairments were recorded during 2011 for other-than-temporary declines in value of its investments in non-consolidated affiliates.

Income Taxes

The Company’s provision for income tax was $127 million for year ended December 31, 2011 and reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits, the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions, and other non-recurring tax items. Income tax expense was $19 million for the three-month Successor period ended December 31, 2010 and $131 million for the nine-month Predecessor period ended October 1, 2010. Income tax expense decreased by $23 million during the year ended December 31, 2011, primarily reflecting the non-recurrence of $37 million associated with the adoption of fresh-start accounting on October 1, 2010 and $3 million related to changes in the Company's valuation allowances. These decreases were partially offset by tax law changes of $10 million, uncertain tax positions, including interest and penalties of $5 million, and overall changes in the mix of earnings and tax rates between jurisdictions.

Results of Operations - 2010 Compared with 2009

Product Sales

	Climate	Electronics	Interiors	Lighting	Eliminations	Total
	(Dollars in Millions)
Three months ended December 31, 2010 - Successor	$954	$326	$554	$111	$(59)	$1,886
Nine months ended October 1, 2010 - Predecessor	2,660	935	1,641	345	(144)	5,437
Twelve months ended December 31, 2009 - Predecessor	2,835	1,208	2,137	361	(121)	6,420
Increase / (decrease)	$779	$53	$58	$95	$(82)	$903

Three months ended December 31, 2010 - Successor
Volume and mix	$99	$(1)	$29	$(2)	$(9)	$116
Currency	(6)	(14)	(11)	(5)	-	(36)
Divestitures and closures	(2)	(18)	(108)	-	-	(128)
Other	(5)	(2)	(18)	(1)	(7)	(33)
Nine months ended October 1, 2010 - Predecessor
Volume and mix	617	146	316	114	(90)	1,103
Currency	97	(1)	84	(8)	-	172
Divestitures and closures	(20)	(52)	(222)	-	-	(294)
Other	(1)	(5)	(12)	(3)	24	3
Total	$779	$53	$58	$95	$(82)	$903

Climate product sales increased during the three-month Successor period ended December 31, 2010 by $99 million associated with higher production volumes in all regions, including $84 million and $9 million in Asia and Europe, respectively. Unfavorable currency related to the Euro partially offset by favorable currency related to the Korean Won, resulted in a net decrease of $6 million. Other changes, totaling $5 million, reflected price productivity, partially offset by increases in revenue related to commodity pricing and design actions. Product sales increased during the nine-month Predecessor period ended October 1, 2010 by $617 million attributable to higher production volumes in all regions, including $277 million in Asia, $161 million in Europe, and $141 million in North America. Favorable currency increased product sales by $97 million primarily due to the Korean Won. Plant closures, including the Company’s Basildon and Belfast, UK and Springfield, Ohio facilities reduced product sales by $20 million.

Electronics product sales decreased during the three-month Successor period ended December 31, 2010 including $18 million in connection with the closure of the Company’s North Penn facility in 2010. Unfavorable currency, primarily related to the Euro, further reduced product sales by $14 million. Production volume declines in Europe were largely offset by increases in Asia. Product sales increased during the nine-month Predecessor period ended October 1, 2010 by $146 million attributable to higher production volumes in all regions, including $60 million, $24 million and $54 million in Asia, North America and Europe, respectively. The closure of the Company’s North Penn facility in 2010 reduced product sales by $52 million for the Predecessor period. Customer pricing also contributed to the decline in product sales.

Interiors product sales decreased during the three-month Successor period ended December 31, 2010 including $108 million related to the exit of the Company’s North American Interiors operations, $11 million of unfavorable currency primarily related to the Euro partially offset by the Korean Won. Other decreases included $9 million related to the non-recurrence of customer accommodation agreements in Europe, and net customer price reductions. These decreases were partially offset by $29 million of higher production volumes including Europe of $31 million and Asia of $8 million, partially offset by $9 million of lower production volumes in South America. Product sales increased during the nine-month Predecessor period ended October 1, 2010 by $316 million attributable to higher production volumes in all regions, including $179 million, $63 million, $40 million, and $34 million in Europe, Asia, South America, and North America, respectively. Favorable currency, primarily related to the Korean Won and the Brazilian Real, partially offset by the Euro further increased product sales by $84 million. The exit of the Company’s North American Interiors operations and the closure of the Enfield, UK facility resulted in a $222 million decline in product sales. Additionally, declines associated with price productivity and the non-recurrence of a 2009 customer settlement were partially offset by 2010 customer accommodation agreements, commodity pricing, and design actions, resulting in a net decrease in product sales of $12 million.

Lighting product sales decreased during the three-month Successor period ended December 31, 2010 including unfavorable currency of $5 million primarily related to the Czech Koruna. Production volume declines in North America were largely offset by increases in Europe. Product sales increased during the nine-month Predecessor period ended October 1, 2010 by $114 million attributable to higher production volumes in all regions, including $57 million and $49 million in Europe and North America, respectively. Unfavorable currency of $8 million, primarily related to the Czech Koruna, was a partial offset.

Product Cost of Sales

	Climate	Electronics	Interiors	Lighting	Eliminations	Total
	(Dollars in Millions)
Three months ended December 31, 2010 - Successor	$839	$236	$517	$109	$(59)	$1,642
Nine months ended October 1, 2010 - Predecessor	2,334	798	1,551	335	(144)	4,874
Twelve months ended December 31, 2009 - Predecessor	2,465	1,084	2,023	376	(121)	5,827
Increase / (decrease)	$708	$(50)	$45	$68	$(82)	$689

Three months ended December 31, 2010 - Successor
Material	$76	$(7)	$(56)	$(3)	$(7)	$3
Freight and duty	6	2	(5)	—	—	3
Labor and overhead	21	(16)	(25)	3	(3)	(20)
Depreciation and amortization	1	(3)	(5)	(16)	—	(23)
Other	48	(23)	36	8	(6)	63
Nine months ended October 1, 2010 - Predecessor
Material	428	75	95	56	(92)	562
Freight and duty	31	15	7	4	(1)	56
Labor and overhead	77	(1)	(2)	30	20	124
Depreciation and amortization	(1)	(5)	(9)	(2)	(17)	(34)
Other	21	(87)	9	(12)	24	(45)
Total	$708	$(50)	$45	$68	$(82)	$689

Climate product cost of sales was $839 million during the three-month Successor period ended December 31, 2010. Material, labor, and other variable costs increased $81 million due to higher production volumes in all regions partially offset by divestitures and plant closures. Currency of $2 million, primarily related to the Korean Won as partially offset by the Euro, along with the impact of fresh-start accounting on the valuation of inventory and higher material surcharges also resulted in an increase in materials, labor and overhead costs. Manufacturing performance, purchasing improvement efforts and restructuring activities along with the termination of the Company-paid benefits under certain U.S. OPEB plans partially offset these increases. During the nine-month Predecessor period ended October 1, 2010 materials, labor and other variable costs increased by $436 million as a result of higher production volumes in all regions, partially offset by divestitures and plant closures. Currency increased product cost of sales $130 million, primarily related to the Korean Won. These increases were partially offset by decreases in materials, labor and overhead costs attributable to manufacturing performance, purchasing improvement efforts and restructuring activities.

Electronics product cost of sales was $236 million during the three-month Successor period ended December 31, 2010. Manufacturing performance, purchasing improvement efforts and restructuring activities along with the termination of Company-paid benefits under certain U.S. OPEB plans, net of the impact of fresh-start accounting on the valuation of inventory, reduced cost of sales. Currency of $6 million, primarily related to the Euro, resulted in a further reduction. Decreases resulting from lower production volumes in Europe along with a plant closure in North America were more than offset by higher production volumes in Asia and South America, resulting in a net increase of $9 million in material, labor and overhead costs. Product cost of sales increased slightly during the nine-month Predecessor period ended October 1, 2010 including higher material, labor and other variable costs of $92 million associated with higher production volumes in all regions, partially offset by plant closures. Currency increased product cost of sales by $21 million. These increases were partially offset by material, labor and other cost reductions achieved through manufacturing performance, purchasing improvement efforts and restructuring activities and the termination of Company-paid benefits under certain U.S. OPEB plans.

Interiors product cost of sales was $517 million during the three-month Successor period ended December 31, 2010. Materials, labor and other variable costs decreased $70 million due to plant divestitures and closures and lower production volumes in South America, partially offset by higher production volumes in Europe and Asia. Material, labor and overhead, and other cost reductions achieved through manufacturing performance, purchasing improvement efforts, restructuring activities and the termination of Company-paid benefits under certain U.S. OPEB plans further decreased product cost of sales. Additionally, currency of $11 million related to the impact of the Euro, partially offset by the impact of the Korean Won further reduced cost of sales. Partially offsetting these decreases were the impact of fresh-start accounting on the valuation of inventory and material surcharges. Product cost of sales increased $184 million for the nine-month Predecessor period ended October 1, 2010 due to higher material and other variable costs associated with higher production volumes in all regions. Currency further increased product cost of sales $93 million. These increases were partially offset by $213 million of lower material and other variable costs due to divestitures and plant closures and cost reductions achieved through manufacturing performance, purchasing improvement efforts and restructuring activities.

Lighting product cost of sales was $109 million during the three-month Successor period ended December 31, 2010. Lower accelerated depreciation and amortization associated with restructuring efforts resulted in a $16 million decrease in product cost of sales. Lower production volumes in North America, partially offset by higher production volumes in Europe and Asia resulted in a reduction of $11 million and currency, primarily related to the Czech Koruna, further reduced cost of sales by $3 million. Cost reductions associated with manufacturing performance, purchasing improvement efforts, restructuring activities and the termination of Company-paid benefits under certain U.S. OPEB plans were more than offset by the impact of fresh-start accounting on the valuation of inventory and material surcharges. Product cost of sales increased during the nine-month Predecessor period ended October 1, 2010 including higher material, labor and other variable costs of $79 million associated with higher production volumes in all regions. Currency increased product cost of sales by $4 million. These increases were partially offset by material, labor and other cost reductions achieved through manufacturing performance, purchasing improvement efforts and restructuring activities.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $110 million and $271 million during the three-month Successor period ended December 31, 2010 and the nine-month Predecessor period ended October 1, 2010, respectively. Selling, general and administrative expenses were $331 million for the twelve-month period ended December 31, 2009. For the three-month Successor period ended December 31, 2010 selling, general and administrative expenses increased due to lower OPEB termination benefits of $49 million and higher performance based incentive compensation of $30 million partially offset by $4 million related to cost reduction actions. For the nine-month Predecessor period selling, general and administrative expenses decreased due to $49 million of efficiencies associated with cost reduction actions, $19 million for the non-recurrence of certain 2009 pre-petition reorganization related fees, offset by $14 million of higher performance based incentive compensation, $18 million of lower OPEB termination benefits and $7 million of unfavorable currency.

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

	Interiors	Climate	Electronics	Lighting	Central	Total
	(Dollars in Millions)
Predecessor - December 31, 2009	$21	$—	$13	$3	$2	$39
Expenses	6	1	2	5	6	20
Exchange	(1)	—	—	—	—	(1)
Utilization	(9)	(1)	(13)	(8)	(6)	(37)
Predecessor - October 1, 2010	$17	$—	$2	$—	$2	$21
Expenses	24	2	1	—	1	28
Exchange	(1)	—	—	—	—	(1)
Utilization	(3)	—	—	—	(2)	(5)
Successor - December 31, 2010	$37	$2	$3	$—	$1	$43

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

Reorganization Expenses, net

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

Asset Impairments

The Company recorded asset impairments of $4 million during the nine-month Predecessor period ended October 1, 2010. In June 2010, the Company reached an agreement to sell its entire 46.6% interest in the shares of Toledo Molding & Die, Inc., a supplier of interior components, for proceeds of approximately $10 million. The Company recorded an impairment charge of approximately $4 million, representing the difference between the carrying value of the Company’s investment in Toledo Molding & Die, Inc. and the expected share sale proceeds.

Other (Income) Expense, Net

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

Interest

Interest expense for the three-month Successor period ended December 31, 2010 was $16 million including $12 million on the Company’s $500 million secured term loan due October 1, 2017 and $4 million primarily on affiliate debt. During the nine-month Predecessor period ended October 1, 2010, interest expense was $170 million, including $152 million of contractual interest on the pre-petition $1.5 billion seven-year secured term loans, $4 million of adequate protection on the pre-petition ABL facility, $5 million on the DIP Credit Agreement and $9 million primarily on affiliate debt. Interest expense was $117 million for the year ended December 31, 2009, including $28 million on the pre-petition $1.5 billion seven-year secured term loans, $30 million on various pre-petition unsecured notes due 2010, 2014 and 2016, $9 million on the pre-petition ABL facility, $30 million of early termination costs and debt waiver fees and $20 million primarily on affiliate debt.

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

Liquidity

Overview

The Company’s primary liquidity needs are related to the funding of general business requirements, including working capital requirements, capital expenditures, debt service, employee retirement benefits and restructuring actions. The Company funds its liquidity needs with cash flows from operating activities, a substantial portion of which is generated by the Company’s international subsidiaries. Accordingly, the Company utilizes a combination of cash repatriation strategies, including dividends, royalties, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet obligations globally. The Company’s ability to access funds from its subsidiaries using these repatriation strategies is subject to, among other things, customary regulatory and statutory requirements and contractual arrangements including joint venture agreements and local debt agreements. Additionally, such repatriation strategies may be adjusted or modified as the Company continues to, among other things, rationalize its business portfolio and cost structure. As of December 31, 2011, the Company had total cash balances of $746 million, including restricted cash of $23 million. Cash balances totaling $548 million were located in jurisdictions outside of the United States, of which, $130 million is considered permanently reinvested for funding ongoing operations outside of the U.S.  If such permanently reinvested funds are needed for operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

The Company’s ability to fund its liquidity needs is dependent on the level, variability and timing of its customers' worldwide vehicle production, which may be adversely affected by many factors including, but not limited to, general economic conditions, specific industry conditions, financial markets, competitive factors and legislative and regulatory changes. During 2011, increased speculation of default on sovereign debt issued in Europe resulted in marked changes in values of various government bonds, resulting in significant asset impairments, decreased consumer confidence and heightened recessionary concerns across the eurozone. Additionally, during 2011 economic growth in China began to slow in relation to historical growth rates. Accordingly, the Company continues to closely monitor the the macro-economic environment and its impact on vehicle production volumes. Further, the Company's intra-year needs are impacted by seasonal effects in the industry, such as mid-year shutdowns, the subsequent ramp-up of new model production and the additional year-end shutdowns by primary customers. These seasonal effects normally require use of liquidity resources during the first and third quarters.

To the extent that the Company’s liquidity needs exceed cash provided by its operating activities, the Company would look to cash balances on hand; cash available through existing financing vehicles such as its $220 million asset-based revolving credit facility, subject to a borrowing base; the sale of businesses or other assets, subject to the terms of debt and other contractual arrangements; and then to potential additional capital through the debt or equity markets. Access to these markets is influenced by the Company’s credit ratings. At December 31, 2011, Visteon’s credit ratings were B1 and B+ by Moody’s and S&P, respectively, both with a stable outlook.

As of December 31, 2011 the Company had no outstanding borrowings or letter of credit obligations under its Revolving Loan Credit Agreement with $220 million available for borrowing. Additionally, as of December 31, 2011, the Company had remaining availability on various outstanding affiliate working capital credit facilities of approximately $200 million.

The Company entered into various accommodation and other support agreements with certain North American and European customers that provide for additional liquidity through cash surcharge payments, payments for research and engineering costs, accelerated payment terms, restructuring cost reimbursement, and other commercial arrangements. The Company expects to receive approximately $23 million and $6 million of such payments during the annual periods of 2012 and 2013, respectively.

Cash Flows

Operating Activities
Cash provided from operating activities during the twelve months ended December 31, 2011 totaled $175 million. The generation of cash from operating activities primarily resulted from net income, as adjusted for non-cash items and increased employee performance incentive compensation accruals. These amounts were partially offset by net trade working capital outflows related to volume increases and payments for 2010 accruals, pension contributions, bankruptcy related payments, increased recoverable tax assets and restructuring payments.

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

Investing Activities

Cash used by investing activities during the twelve months ended December 31, 2011 totaled $331 million, which included $258 million of capital expenditures, $52 million of cash deconsolidated from the Company's financial statements in connection with the Duckyang share sale, and $29 million for the acquisition of joint venture interests, partially offset by $14 million of proceeds from asset sales.

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

Financing Activities

Cash used by financing activities during the twelve months ended December 31, 2011 totaled $3 million primarily resulting from the termination and payoff of the existing $498 million Term Loan, reorganization related professional fees and minority shareholder dividend payments, offset by issuance of the $500 million in senior notes, a reduction in restricted cash primarily related to the disbursement of previously escrowed funds to settle reorganization related rights offering and other financing fees and increases in affiliate debt. The Company's credit agreements contain restrictions regarding the amount of cash payments for dividends the Company may make.

Cash used by financing activities during the three-month Successor period ended December 31, 2010 totaled $40 million including repayment of approximately $60 million of bonds previously issued by Halla Climate Control Corporation partially offset by a reduction in restricted cash. Cash used by financing activities during the nine-month Predecessor period ended October 1, 2010 totaled $42 million. Cash used for financing activities included $75 million for the repayment of the balance outstanding under a debtor-in-possession credit agreement and approximately $1.63 billion for the settlement of pre-petition debt obligations pursuant to the terms of the Plan. These amounts were partially offset by net proceeds of $1.67 billion from the rights offering and exit financing.

Debt and Capital Structure

On April 6, 2011, the Company completed the sale of $500 million aggregate principal amount of 6.75% senior notes due April 15, 2019 (the “Original Senior Notes”). The Original Senior Notes were sold to the initial purchasers who are party to a certain purchase agreement (the “Initial Purchasers”) for resale to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. In accordance with a registration rights agreement, in January 2012 the Company exchanged substantially identical senior notes (the "Senior Notes") that have been registered under the Securities Act of 1933, as amended, for all of the Original Senior Notes.

The Senior Notes were issued under an Indenture (the “Indenture”), among the Company, the subsidiary guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Indenture and the form of Senior Notes provide, among other things, that the Senior Notes will be senior unsecured obligations of the Company. Interest is payable on the Senior Notes on April 15 and October 15 of each year beginning on October 15, 2011 until maturity. Each of the Company’s existing and future 100% owned domestic restricted subsidiaries that guarantee debt under the Company’s asset based credit facility will guarantee the Senior Notes.

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

On April 6, 2011 and concurrently with the completion of the sale of the Original Senior Notes, the Company repaid its obligations under the Term Loan. The Company recorded non-cash losses of $24 million in the second quarter of 2011 for the early extinguishment of the Term Loan including unamortized original issue discount, debt fees and other debt issue costs.

In addition, the Company and certain of its domestic subsidiaries entered into a second amendment (the “Amendment”) to the Revolving Loan Credit Agreement (the “Revolver”) whereby the Revolver was amended and restated. The Amendment, among other things, reduced the commitment fee on undrawn amounts, decreased certain applicable margins and modified or replaced certain of the covenants and other provisions. On April 1, 2011 the Company and certain of its domestic subsidiaries entered an incremental revolving loan amendment, whereby the commitment amounts under the Revolver were increased by $20 million, to a total facility size of $220 million, subject to borrowing base requirements. As of December 31, 2011, there were no amounts outstanding under the Revolver.

As of December 31, 2011, the Company had affiliate debt of $105 million primarily related to the Company’s non-U.S. operations, with $87 million and $18 million classified as short-term and long-term debt, respectively.  Included in the affiliate debt is an arrangement, through a subsidiary in France, to sell accounts receivable on an uncommitted basis. The amount of financing available is contingent upon the amount of receivables less certain reserves. On December 31, 2011, there was $8 million of outstanding borrowings under this facility with $82 million of receivables pledged as security, which are recorded as “Other current assets” on the consolidated balance sheet. Certain other outstanding affiliate's debt amounts are also secured with pledged receivables, inventory or equipment.

Information related to the Company’s debt and related agreements is set forth in Note 12, “Debt” to the consolidated financial statements which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Information related to the Company’s shareholders’ equity is set forth in Note 17 “Shareholders’ Equity and Non-controlling Interests” to the consolidated financial statements which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

On September 27, 2011, the Company extended its $15 million Letters of Credit ("LOC") Facility with US Bank National Association through September 30, 2013. The Company must continue to maintain a collateral account with U.S. Bank equal to 103% of the aggregated stated amount of the LOCs with reimbursement for any draws. As of December 31, 2011, the Company had $11 million of outstanding letters of credit issued under this facility and secured by restricted cash.

In December 2010, the Company entered into a stipulation agreement obligating the Company to purchase certain professional services totaling $14 million on or before February 29, 2012. This agreement was contingent on Court approval and was subsequently re-negotiated in March 2011, whereby the obligation was reduced to $13 million. This agreement was approved by the Court in April 2011. During 2011, the parties agreed that the date by which the services must be purchased was extended to August 29, 2012. As of December 31, 2011, approximately $4 million of these professional services have been recognized.

The Company has guaranteed approximately $36 million of subsidiary lease payments on arrangements ranging from between one and ten years. During January 2009, the Company reached an agreement with the PBGC pursuant to U.S. federal pension law provisions that permit the agency to seek protection when a plant closing results in termination of employment for more than 20 percent of employees covered by a pension plan. In connection with this agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million, the term of this guarantee is dependent upon certain contingent events as set forth in the PBGC Agreement. These guarantees have not, nor does the Company expect they are reasonably likely to have, a material current or future effect on the Company’s financial position, results of operations or cash flows.

Contractual Obligations

The following table summarizes the Company's contractual obligations existing as of December 31, 2011:

	Total	2012	2013-2014	2015-2016	2017 & After
Debt, including capital leases	$599	$87	$12	$5	$495
Purchase obligations	212	126	83	3	—
Interest payments on long-term debt (a)	211	40	69	68	34
Operating leases	125	31	42	21	31
Total contractual obligations	$1,147	$284	$206	$97	$560

(a)	Payments do not assume the replenishment of retired debt.

The Company has guaranteed approximately $36 million for lease payments related to its subsidiaries. In January 2009, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million.

Critical Accounting Estimates

The Company’s consolidated financial statements and accompanying notes as included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Accordingly, the Company’s significant accounting policies have been disclosed in the consolidated financial statements and accompanying notes under Note 2 “Significant Accounting Policies.” The Company provides enhanced information that supplements such disclosures for accounting estimates when:

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

The value of a business is subject to uncertainties and contingencies that are difficult to predict and will fluctuate with changes in factors affecting the prospects of such a business. The Company’s financial projections, which are a significant input to the determination of reorganization value, are based on projected market conditions and other estimates and assumptions including, but not limited to, general business, economic, competitive, regulatory, market and financial conditions, all of which are difficult to predict and generally beyond the Company’s control. Estimates of reorganization value, enterprise value and fair values of assets and liabilities are inherently subject to significant uncertainties and contingencies and there can be no assurance that these estimates and related assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially. For further information on fresh-start accounting, see Note 4, “Fresh-Start Accounting,” to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Pension Plans

Many of the Company’s employees participate in defined benefit pension plans or retirement/termination indemnity plans. The Company has approximately $447 million in unfunded pension liabilities as of December 31, 2011, of which approximately $329 million and $118 million are attributable to U.S. and non-U.S. pension plans, respectively. Estimated cash contributions for 2012 through 2015 under current regulations and market assumptions are approximately $210 million.

The determination of the Company’s obligations and expense for its pension plans is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Selected assumptions are described in Note 13 “Employee Retirement Benefits” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which are incorporated herein by reference, including the discount rate, expected long-term rate of return on plan assets and rate of increase in compensation.

In accordance with GAAP, actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense in future periods. Therefore, assumptions used to calculate benefit obligations as of the annual measurement date directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits as of December 31, 2011 are as follows:

•
    Long-term rate of return on plan assets: The expected long-term rate of return is used to calculate net periodic pension cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The expected long-term rate of return for pension assets has been chosen based on various inputs, including historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market returns, inflation and other variables. In determining its pension expense for 2011, the Company used long-term rates of return on plan assets ranging from 3.25% to 10.00% outside the U.S. and 7.5% in the U.S. The Company has set the assumptions for its 2012 pension expense which range from 2.3% to 10.25% outside the U.S. and 7% in the U.S.

•
Actual returns on U. S. pension assets for 2011, 2010 and 2009 were 18.2%, 18.4%, and 7.5%, respectively, compared to the expected rate of return assumption of 7.5%, 7.7%, and 8.1% respectively, for each of those years. The Company’s market-related value of pension assets reflects changes in the fair value of assets over a five-year period, with a one-third weighting to the most recent year. Market-related value was reset to fair value at October 1, 2010.

•
    Discount rate: The discount rate is used to calculate pension obligations. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from 1.65% to 10.25% to determine its pension and other benefit obligations as of December 31, 2011, including weighted average discount rates of 4.85% for U.S. pension plans, and 5.85% for non-U.S. pension plans.

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension benefit obligations and its future expense. The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2011 funded status and 2012 pre-tax pension expense:

	Impact on U.S. 2012 Pre-tax Pension Expense	Impact on U.S. Plan 2011 Funded Status	Impact on Non-U.S. 2012 Pre-tax Pension Expense	Impact on Non-U.S. Plan 2011 Funded Status
25 basis point decrease in discount rate (a) (b)	- less than $1 million	-$56 million	+$1 million	-$19 million
25 basis point increase in discount rate (a) (b)	+ less than $1 million	+$53 million	-$1 million	+$18 million
25 basis point decrease in expected return on assets (a)	+$3 million		+$1 million
25 basis point increase in expected return on assets (a)	-$3 million		-$1 million
____________
(a) Assumes all other assumptions are held constant.
(b) Excludes impact of assets used to hedge discount rate volatility.

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

The Company is aware of contamination at some of its properties. The Company is in various stages of investigation and cleanup at these sites. At December 31, 2011, the Company had recorded a reserve of approximately $1 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Recent Accounting Pronouncements

See Note 1 “Basis of Presentation” to the accompanying consolidated financial statements under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risks to which the Company is exposed include changes in foreign currency exchange rates, interest rates and certain commodity prices. The Company manages these risks through derivative instruments and various operating actions including fixed price contracts with suppliers and cost sourcing arrangements with customers. The Company's use of derivative instruments is limited to hedging activities and such instruments are not used for speculative or trading purposes, as per clearly defined risk management policies. Additionally, the Company's use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Additionally, the Company's ability to utilize derivatives to manage market risk is dependent on credit conditions and market conditions given the current economic environment.
Foreign Currency Risk

The Company's net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to protect the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company's primary foreign exchange operating exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of December 31, 2010 and December 31, 2011, the net fair value of foreign currency forward contracts was an asset of $1 million and a liability of $16 million, respectively.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $74 million and $53 million as of December 31, 2011 and 2010, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into foreign exchange contracts to mitigate its translational exposure.
Interest Rate Risk

The Company is subject to interest rate risk, principally in relation to fixed rate debt. The Company may use derivative financial instruments to manage exposure to fluctuations in interest rates. However, as of December 31, 2011, the Company had no outstanding interest rate derivative instruments.
Prior to the April 6, 2011 Term Loan refinancing, the Company was subject to interest rate risk, principally in relation to variable rate debt. During the fourth quarter of 2010, the Company entered into an interest rate swap with a notional amount of $250 million related to the Term Loan. These swaps effectively converted designated cash flows associated with underlying interest payments on the Term Loan from a variable interest rate to a fixed interest rate and were designated as cash flow hedges. In conjunction with the term loan refinance, the Company terminated its outstanding interest rate swaps, which were settled for a loss of less than $1 million. As of December 31, 2010, the net fair value of interest rate swaps was a liability of $1 million.
Approximately 87% and 50% of the Company's borrowings were effectively on a fixed rate basis as of December 31, 2011 and December 31, 2010, respectively. The Company continues to evaluate its interest rate exposure and may use swaps or other derivative instruments again in the future.
Commodity Risk

The Company's exposures to market risk from changes in the price of production material are managed primarily through negotiations with suppliers and customers, although there can be no assurance that the Company will recover all such costs. The Company continues to evaluate derivatives available in the marketplace and may decide to utilize derivatives in the future to manage select commodity risks if an acceptable hedging instrument is identified for the Company's exposure level at that time, as well as the effectiveness of the financial hedge among other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“the COSO Framework”) of the Treadway Commission. Based on the evaluation performed under the COSO Framework as of December 31, 2011, management has concluded that the Company’s internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Visteon Corporation

In our opinion, the accompanying consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 2011 and the three months ended December 31, 2010 present fairly, in all material respects, the financial position of Visteon Corporation and its subsidiaries (Successor Company) at December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011 and the three months ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) for the year ended December 31, 2011 and the three months ended December 31, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, Visteon Corporation and certain of its U.S. subsidiaries (the "Debtors") voluntarily filed a petition on May 28, 2009 with the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of the Bankruptcy Code. The Company's Fifth Amended Joint Plan of Reorganization (the "Plan") was confirmed on August 31, 2010. Confirmation of the Plan resulted in the discharge of certain claims against the Debtors that arose before May 28, 2009 and substantially alters rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on October 1, 2010 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting on October 1, 2010.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Visteon Corporation

In our opinion, the accompanying consolidated statements of operations, shareholders' equity (deficit) and cash flows for the nine months ended October 1, 2010 and for the year ended December 31, 2009 present fairly, in all material respects, the results of operations and cash flows of Visteon Corporation and its subsidiaries (Predecessor Company) for the nine months ended October 1, 2010 and for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) for the nine months ended October 1, 2010 and for the year ended December 31, 2009 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, Visteon Corporation and certain of its U.S. subsidiaries voluntarily filed a petition on May 28, 2009 with the United States Bankruptcy Court for the District of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company's Fifth Amended Joint Plan of Reorganization (the "Plan") was confirmed on August 31, 2010. The Plan was substantially consummated on October 1, 2010 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

PricewaterhouseCoopers LLP
Detroit, Michigan
March 9, 2011, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the change in reportable segments discussed in Note 22, as to which the date is August 4, 2011, and the presentation of the condensed consolidating financial information of the guarantor subsidiaries discussed in Note 23, as to which the date is November 10, 2011

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1	Year Ended December 31
	2011	2010	2010	2009
	(Dollars in Millions, Except Per Share Amounts)
Net sales
Products	$8,047	$1,886	$5,437	$6,420
Services	—	1	142	265
	$8,047	$1,887	$5,579	$6,685

Cost of sales
Products	7,404	1,642	4,874	5,827
Services	—	1	140	261
	7,404	1,643	5,014	6,088

Gross margin	643	244	565	597

Selling, general and administrative expenses	398	110	271	331
Asset impairments	66	—	4	9
Restructuring expenses	24	28	20	84
Deconsolidation gains	(8)	—	—	(95)
Other (income) expense, net	(3)	13	21	(20)
Reorganization expenses, net	—	—	(933)	60
Reimbursement from escrow account	—	—	—	62

Operating income	166	93	1,182	290

Interest expense	50	16	170	117
Interest income	21	6	10	11
Loss on debt extinguishment	24	—	—	—
Equity in net income of non-consolidated affiliates	168	41	105	80

Income before income taxes	281	124	1,127	264

Provision for income taxes	127	19	131	80

Net income	154	105	996	184

Net income attributable to non-controlling interests	74	19	56	56

Net income attributable to Visteon Corporation	$80	$86	$940	$128

Earnings per share:
Basic earnings attributable to Visteon Corporation	$1.56	$1.71	$7.21	$0.98
Diluted earnings attributable to Visteon Corporation	$1.54	$1.66	$7.21	$0.98

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2011	2010
	(Dollars in Millions)
ASSETS
Cash and equivalents	$723	$905
Restricted cash	23	74
Accounts receivable, net	1,067	1,092
Inventories, net	381	364
Other current assets	304	267
Total current assets	2,498	2,702

Property and equipment, net	1,412	1,576
Equity in net assets of non-consolidated affiliates	644	439
Intangible assets, net	353	402
Other non-current assets	66	89
Total assets	$4,973	$5,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt, including current portion of long-term debt	$87	$78
Accounts payable	1,004	1,203
Accrued employee liabilities	189	196
Other current liabilities	277	365
Total current liabilities	1,557	1,842

Long-term debt	512	483
Employee benefits	495	526
Deferred tax liabilities	187	190
Other non-current liabilities	225	217

Shareholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding at December 31, 2011 and 2010)	—	—
Common stock (par value $0.01, 250 million shares authorized, 52 million and 51 million shares issued and outstanding at December 31, 2011 and 2010, respectively)	1	1
Stock warrants	13	29
Additional paid-in capital	1,165	1,099
Retained earnings	166	86
Accumulated other comprehensive (loss) income	(25)	50
Treasury stock	(13)	(5)
Total Visteon Corporation shareholders’ equity	1,307	1,260
Non-controlling interests	690	690
Total shareholders’ equity	1,997	1,950
Total liabilities and shareholders’ equity	$4,973	$5,208

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1	Year Ended December 31
	2011	2010	2010	2009
	(Dollars in Millions)
Operating Activities
Net income	$154	$105	$996	$184
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	316	73	207	352
Asset impairments	66	—	4	9
Equity in net income of non-consolidated affiliates, net of dividends remitted	(122)	(41)	(92)	(38)
Loss on debt extinguishment	24	—	—	—
Deconsolidation gains	(8)	—	—	(95)
Pension and OPEB, net	—	(146)	(41)	(215)
Reorganization items	—	—	(933)	60
Other non-cash items	35	44	61	(12)
Changes in assets and liabilities:
Accounts receivable	(106)	(53)	(79)	(127)
Inventories	(33)	5	(75)	33
Accounts payable	(29)	174	55	79
Income taxes deferred and payable, net	(5)	—	12	47
Other assets and other liabilities	(117)	(7)	(95)	(136)
Net cash provided from operating activities	175	154	20	141
Investing Activities
Capital expenditures	(258)	(92)	(117)	(151)
Cash associated with deconsolidations	(52)	—	—	(11)
Acquisitions of joint venture interests	(29)	—	(3)	(30)
Proceeds from divestitures and asset sales	14	16	45	69
Other	(6)	—	—	—
Net cash used by investing activities	(331)	(76)	(75)	(123)
Financing Activities
Short-term debt, net	17	6	(9)	(19)
Cash restriction, net	51	16	43	(133)
Proceeds from (payments on) DIP facility, net of issuance costs	—	—	(75)	71
Proceeds from rights offering, net of issuance costs	(33)	—	1,190	—
Proceeds from issuance of debt, net of issuance costs	503	—	481	57
Principal payments on debt	(513)	(61)	(1,651)	(173)
Other	(28)	(1)	(21)	(62)
Net cash used by financing activities	(3)	(40)	(42)	(259)
Effect of exchange rate changes on cash	(23)	1	1	23
Net (decrease) increase in cash and equivalents	(182)	39	(96)	(218)
Cash and equivalents at beginning of period	905	866	962	1,180
Cash and equivalents at end of period	$723	$905	$866	$962
Supplemental Disclosures:
Cash paid for interest	$51	$5	$179	$126
Cash paid for income taxes, net of refunds	$127	$20	$83	$77

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Stock Warrants	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interests	Total
	(Dollars in Millions)
Balance at January 1, 2009 - Predecessor	$131	$127	$3,405	$(4,704)	$157	$(3)	$264	$(623)
Net income	—	—	—	128	—	—	56	184
Foreign currency translation	—	—	—	—	(119)	—	11	(108)
Benefit plans	—	—	—	—	92	—	—	92
Other	—	—	—	—	12	—	(2)	10
Comprehensive income (loss)	—	—	—	128	(15)	—	65	178
Stock-based compensation, net	—	—	2	—	—	—	—	2
Cash dividends	—	—	—	—	—	—	(12)	(12)
Balance at December 31, 2009 - Predecessor	$131	$127	$3,407	$(4,576)	$142	$(3)	$317	$(455)
Net income	—	—	—	940	—	—	56	996
Foreign currency translation	—	—	—	—	14	—	6	20
Benefit plans	—	—	—	—	(232)	—	—	(232)
Other	—	—	—	—	2	—	3	5
Comprehensive income (loss)	—	—	—	940	(216)	—	65	789
Stock-based compensation, net	—	—	1	—	—	—	—	1
Cash dividends	—	—	—	—	—	—	(23)	(23)
Reorganization and fresh-start related adjustments	(130)	(86)	(2,345)	3,636	74	3	308	1,460
Balance at October 1, 2010 - Successor	$1	$41	$1,063	$—	$—	$—	$667	$1,772
Net income	—	—	—	86	—	—	19	105
Foreign currency translation	—	—	—	—	1	—	2	3
Benefit plans	—	—	—	—	51	—	—	51
Other	—	—	—	—	(2)	—	1	(1)
Comprehensive income	—	—	—	86	50	—	22	158
Stock-based compensation, net	—	—	21	—	—	(5)	—	16
Warrant exercises	—	(12)	15	—	—	—	—	3
Other	—	—	—	—	—	—	1	1
Balance at December 31, 2010 - Successor	$1	$29	$1,099	$86	$50	$(5)	$690	$1,950
Net income	—	—	—	80	—	—	74	154
Foreign currency translation	—	—	—	—	(42)	—	(11)	(53)
Benefit plans	—	—	—	—	(26)	—	—	(26)
Other	—	—	—	—	(7)	—	(2)	(9)
Comprehensive income (loss)	—	—	—	80	(75)	—	61	66
Stock-based compensation, net	—	—	41	—	—	(8)	—	33
Warrant exercises	—	(16)	25	—	—	—	—	9
Cash dividends	—	—	—	—	—	—	(32)	(32)
Deconsolidation	—	—	—	—	—	—	(29)	(29)
Balance at December 31, 2011 - Successor	$1	$13	$1,165	$166	$(25)	$(13)	$690	$1,997

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

Visteon Corporation (the “Company” or “Visteon”) is a global supplier of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”). The Company’s operations are organized by global product lines including Climate, Electronics, Interiors and Lighting and are conducted through a network of manufacturing operations, technical centers and joint ventures in every major geographic region of the world.

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

The Company adopted fresh-start accounting upon emergence from the Chapter 11 Proceedings and became a new entity for financial reporting purposes as of the Effective Date. Therefore, the consolidated financial statements for the reporting entity subsequent to the Effective Date (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to the Effective Date (the “Predecessor”). Additional details regarding the adoption of fresh-start accounting are included herein under Note 4, “Fresh-Start Accounting.”

Reorganization under Chapter 11 of the U.S. Bankruptcy Code

On May 28, 2009, Visteon and certain of its U.S. subsidiaries (the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) in response to sudden and severe declines in global automotive production during the latter part of 2008 and early 2009 and the resulting adverse impact on the Company’s cash flows and liquidity. On August 31, 2010 (the “Confirmation Date”), the Court entered an order (the “Confirmation Order”) confirming the Debtors’ joint plan of reorganization (as amended and supplemented, the “Plan”). On October 1, 2010 (the “Effective Date”), all conditions precedent to the effectiveness of the Plan and related documents were satisfied or waived and the Company emerged from bankruptcy. Additional details regarding the status of the Company’s Chapter 11 Proceedings are included herein under Note 3, “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code.”

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance amending the options for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This guidance provides an entity with the option to perform a qualitative assessment to determine whether the events or circumstances exist which could lead to the determination that it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, prior to the performing a quantitative assessment as provided for in previous guidance. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued guidance amending comprehensive income disclosures retrospectively, for fiscal years, and interim reporting periods within those years, beginning after December 15, 2011. This guidance requires disclosures of all nonowner changes (components of comprehensive income) in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company will adopt these disclosure requirements in 2012.

In May 2011, the FASB issued guidance amending fair value measurement disclosures for fiscal years, and interim reporting periods within those years, beginning after December 15, 2011. This guidance will increase disclosures and result in common disclosure requirements between GAAP and International Financial Reporting Standards. The Company will adopt these disclosure requirements in 2012.

NOTE 2. Significant Accounting Policies

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

Services revenues are recognized as services are rendered and associated costs of providing such services are recorded as incurred. Services revenues and related costs included approximately $30 million in 2009 of contractual reimbursement from Ford under the Amended Reimbursement Agreement for costs associated with the separation of ACH leased employees no longer required to provide such services.

Foreign Currency: Assets and liabilities of the Company’s non-U.S. businesses are translated into U.S. Dollars at end-of-period exchange rates and the related translation adjustments are reported in the consolidated balance sheets under the classification of Accumulated other comprehensive (loss) income. The effects of remeasuring assets and liabilities of the Company’s non-U.S. businesses that use the U.S. Dollar as their functional currency are included in the consolidated statements of operations as transaction gains and losses. Income and expense elements of the Company’s non-U.S. businesses are translated into U.S. Dollars at average-period exchange rates and are reflected in the consolidated statements of operations. Additionally, gains and losses resulting from transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations as transaction gains and losses. Net transaction gains and losses decreased net income by $4 million in 2011. Net transaction gains and losses increased net income by less than $1 million in the three months ended December 31, 2010 and $12 million in the nine months ended October 1, 2010. Net transaction gains and losses decreased net income by $18 million in 2009.

Restructuring: The Company defines restructuring expense to include costs directly associated with exit or disposal activities. Such costs include employee severance, special termination benefits, pension and other postretirement benefit plan curtailments and/or settlements, contract termination fees and penalties, and other exit or disposal costs. In general, the Company records employee-related exit and disposal costs when such costs are probable and estimable, with the exception of one-time termination benefits and employee retention costs, which are recorded when earned. Contract termination fees and penalties and other exit and disposal costs are generally recorded when incurred.

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

Other Costs: Advertising and sales promotion costs, repair and maintenance costs, research and development costs, and pre-production operating costs are expensed as incurred. Research and development expenses include salary and related employee benefits, contractor fees, information technology, occupancy, telecommunications and depreciation. Advertising costs were not material to the Company's consolidated statements of operations. Research and development costs were $326 million in 2011, $89 million in the three months ended December 31, 2010, $264 million in the nine months ended October 1, 2010, and $328 million in 2009. Shipping and handling costs are recorded in the Company’s consolidated statements of operations as “Cost of sales.”

Cash and Equivalents:  The Company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits, commercial paper, repurchase agreements and money market funds to be cash equivalents.

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $11 million related to the Letter of Credit Reimbursement and Security Agreement, and $12 million related to cash collateral for other corporate purposes at December 31, 2011. Restricted cash decreased by $51 million during 2011 primarily due to the disbursement of previously escrowed funds to settle reorganization related professional fees.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at historical value, which approximates fair value. The Company does not generally require collateral from its customers. Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is determined by considering factors such as length of time accounts are past due, historical experience of write-offs and customer financial condition. If not reserved through specific examination procedures, the Company’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable. Past due status is based upon the invoice date of the original amounts outstanding. Included in selling, general and administrative (“SG&A”) expenses are provisions for estimated uncollectible accounts receivable of $8 million, $3 million and $5 million for the year ended December 31, 2011, the nine-month Predecessor period ended October 1, 2010 and the year ended December 31, 2009, respectively, and recoveries in excess of provisions for estimated uncollectible accounts receivable of $4 million for the three–month Successor period ended December 31, 2010. The allowance for doubtful accounts balance was $8 million and $23 million at December 31, 2011 and December 31, 2009, respectively. No reserve for doubtful accounts was recorded at December 31, 2010 primarily due to the adoption of fresh-start accounting on October 1, 2010 (see Note 4, “Fresh-Start Accounting” for additional details).

Inventories: Inventories are stated at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. Inventory reserves were $24 million and $6 million at as of December 31, 2011 and 2010, respectively. Inventory reserves increased during 2011 as inventory was recorded at fair value in connection with the adoption of fresh-start accounting on October 1, 2010 (see Note 4, “Fresh-Start Accounting” for additional details).

Product Tooling: Product tooling includes molds, dies and other tools used in production of a specific part or parts of the same basic design. It is generally required that non-reimbursable design and development costs for products to be sold under long-term supply arrangements be expensed as incurred and costs incurred for molds, dies and other tools that will be owned by the Company or its customers and used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. Contractually reimbursable design and development costs that would otherwise be expensed are recorded as an asset as incurred. Product tooling owned by the Company is capitalized as property and equipment, and amortized to cost of sales over its estimated economic life, generally not exceeding six years. The net book value of product tooling owned by the Company was $80 million and $84 million as of December 31, 2011 and 2010, respectively. The Company had receivables of $30 million and $26 million as of December 31, 2011 and 2010, respectively, related to production tools in progress, which will not be owned by the Company and for which there is a contractual agreement for reimbursement from the customer.

Property and Equipment: Property and equipment are stated at cost or fair value for impaired assets. However, as a result of the adoption of fresh-start accounting property and equipment were re-measured and adjusted to estimated fair value as of October 1, 2010 (see Note 4, “Fresh-Start Accounting”). Depreciation expense is computed principally by the straight-line method over estimated useful lives for financial reporting purposes and by accelerated methods for income tax purposes in certain jurisdictions. See Note 8, “Property and Equipment” for additional details.

Certain costs incurred in the acquisition or development of software for internal use are capitalized. Capitalized software costs are amortized using the straight-line method over estimated useful lives generally ranging from 3 to 8 years. The net book value of capitalized software costs was approximately $20 million and $15 million at December 31, 2011 and 2010, respectively. Related amortization expense was approximately $6 million, $2 million, $18 million, and $27 million for the year ended December 31, 2011, the three-month Successor period ended December 31, 2010, nine-month Predecessor period ended October 1, 2010 and the year ended December 31, 2009, respectively. Amortization expense of approximately $6 million, $5 million, $2 million and $1 million is expected for the annual periods ended December 31, 2012, 2013, 2014 and 2015, respectively.

Asset impairment charges are recorded when events and circumstances indicate that such assets may not be recoverable and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying value of the assets exceeds fair value. The Company classifies assets and liabilities as held for sale when management approves and commits to a formal plan of sale, generally following board of director approval, and it is probable that the sale will be completed within one year. The carrying value of the assets and liabilities held for sale are recorded at the lower of carrying value or fair value less cost to sell, and the recording of depreciation is ceased. For impairment purposes, fair value is determined using appraisals, management estimates or discounted cash flow calculations.

Definite-Lived Intangible Assets: In connection with the adoption of fresh-start accounting identifiable intangible assets were recorded at their estimated fair value as of October 1, 2010 (see Note 4, “Fresh-Start Accounting”). Definite-lived intangible assets, primarily including developed technology and customer-related assets, are amortized on a straight-line basis over estimated useful lives. Definite-lived intangible assets must be assessed for impairment when events and circumstances indicate that such assets may not be recoverable and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. Under such circumstances, an impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its estimated fair value. See Note 10, “Intangible Assets” for additional details.

Indefinite-Lived Intangible Assets: In connection with the adoption of fresh-start accounting identifiable intangible assets were recorded at their estimated fair value as of October 1, 2010 (see Note 4, “Fresh-Start Accounting”). Indefinite-lived intangible assets are not amortized, but are tested at least annually for impairment by reporting unit. Impairment testing is also required if an event or circumstance indicates that an impairment is more likely than not to have occurred. In testing for impairment the fair value of each reporting unit is compared to its carrying value. If the carrying value exceeds fair value an impairment loss is measured and recognized. See Note 10, “Intangible Assets” for additional details.

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

NOTE 3. Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code

The Chapter 11 Proceedings were initiated in response to sudden and severe declines in global automotive production during the latter part of 2008 and early 2009 and the adverse impact on the Company’s cash flows and liquidity. The reorganization cases are being jointly administered as Case No. 09-11786 under the caption “In re Visteon Corporation, et al”. On August 31, 2010, the Court entered the Confirmation Order confirming the Debtors’ Plan and on the Effective Date all conditions precedent to the effectiveness of the Plan and related documents were satisfied or waived and the Company emerged from bankruptcy.

Plan of Reorganization

A plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, but the ultimate settlement of certain claims will be subject to the uncertain outcome of litigation, negotiations and Court decisions up to and for a period of time after a plan of reorganization is confirmed. The following is a summary of the substantive provisions of the Plan and related transactions and is not intended to be a complete description of, or a substitute for a full and complete reading of, the Plan.

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

Reorganization items, net included in the consolidated financial statements is comprised of the following:

	Nine Months Ended October 1	Year Ended December 31
	2010	2009
	(Dollars in Millions)
Gain on settlement of Liabilities subject to compromise	$(956)	$—
Professional fees and other direct costs, net	129	60
Gain on adoption of fresh-start accounting	(106)	—
	$(933)	$60

Cash payments for reorganization expenses	$111	$26

On the Effective Date and in connection with the Plan, the Company recorded a pre-tax gain of approximately $1.1 billion for reorganization related items. This gain included $956 million related to the cancellation of certain pre-petition obligations previously recorded as liabilities subject to compromise in accordance with terms of the Plan. Additionally, on the Effective Date, the Company became a new entity for financial reporting purposes and adopted fresh-start accounting, which requires, among other things, that all assets and liabilities be recorded at fair value resulting in a gain of $106 million. For additional information regarding fresh-start accounting see Note 4, “Fresh-Start Accounting.”

NOTE 4. Fresh-Start Accounting

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

Adjustments recorded to the predecessor entity to give effect to the Plan and to record assets and liabilities at fair value pursuant to the adoption of fresh-start accounting are summarized below (dollars in millions):

	Predecessor	Reorganization		Fair Value		Successor
	10/1/2010	Adjustments (a)		Adjustments (b)		10/1/2010
Assets
Cash and equivalents	$918	$(52)	(c)	$—		$866
Restricted cash	195	(105)	(d)	—		90
Accounts receivable, net	1,086	(4)	(e)	—		1,082
Inventories, net	395	—		4	(q)	399
Other current assets	283	(11)	(f)	(14)	(r), (aa)	258
Total current assets	2,877	(172)		(10)		2,695
Property and equipment, net	1,812	—		(240)	(s)	1,572
Equity in net assets of non-consolidated affiliates	378	5	(g)	13	(t)	396
Intangible assets, net	6	—		361	(u)	367
Goodwill	—	—		38	(v)	38
Other non-current assets	74	13	(h)	(14)	(w), (aa)	73
Total assets	$5,147	$(154)		$148		$5,141

Liabilities and Stockholders’ (Deficit) Equity
Short-term debt, including current portion of long-term debt	$128	$5	(k)	$—		$133
Accounts payable	1,043	—		—		1,043
Accrued employee liabilities	196	19	(i)	3	(x)	218
Other current liabilities	326	95	(j)	(58)	(y)	363
Total current liabilities	1,693	119		(55)		1,757
Long-term debt	12	473	(k)	—		485
Employee benefits	632	154	(l)	(63)	(x)	723
Deferred income taxes	175	(5)	(m)	27	(aa)	197
Other non-current liabilities	251	(5)	(n)	(39)	(y), (aa)	207
Liabilities subject to compromise	3,121	(3,121)	(o)	—		—
Common stock — Successor	—	1	(p)	—		1
Stock warrants — Successor	—	41	(p)	—		41
Common stock — Predecessor	131	(131)	(p)	—		—
Stock warrants — Predecessor	127	(127)	(p)	—		—
Additional paid-in capital	3,407	(2,175)	(p)	(169)	(p)	1,063
Accumulated deficit	(4,684)	4,619	(p)	65	(p)	—
Accumulated other comprehensive loss	(74)	—		74	(p)	—
Treasury stock	(3)	3	(p)	—		—
Total Visteon shareholders’ (deficit) equity	(1,096)	2,231		(30)		1,105
Non-controlling interests	359	—		308	(z)	667
Total shareholders’ (deficit) equity	(737)	2,231		278		1,772
Total liabilities and shareholders’ (deficit) equity	$5,147	$(154)		$148		$5,141

Explanatory Notes

a.
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

b.
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

Inventory	$4
Property and equipment	(240)
Equity in net assets of non-consolidated affiliates	13
Intangible assets	361
Goodwill	38
Other assets	(14)
Employee benefits	60
Other liabilities	97
Non-controlling interests	(308)
Elimination of Predecessor accumulated other comprehensive loss and other equity	95
Pre-tax gain on fair value adjustments	$106
Net tax expense related to fresh-start adjustments	(41)
Net income on fresh-start adjustments	$65

c.	This adjustment reflects the net use of cash on the Effective Date and in accordance with the Plan (dollars in millions):

Rights offering proceeds	$1,250
Exit financing proceeds, net	482
Net release of restricted cash	105
Total sources	1,837
Seven year secured term loan and interest	1,660
ABL and letters of credit	128
Rights offering fees	49
Payment of administrative and professional claims	23
Debt issue fees	10
Claim settlements and other	19
Total uses	1,889
Net decrease in cash	$(52)

d.
The decrease in restricted cash reflects the release of $173 million of cash that was restricted under various orders of the Bankruptcy Court, partially offset by the establishment of a professional fee escrow account of $68 million.

e.	This adjustment reflects the settlement of a receivable in connection with the Release Agreement.

f.	This adjustment relates to the Rights Offering commitment premium deposit paid in July 2010.

g.	This adjustment records additional equity in net income of non-consolidated affiliates related to the nine-month Predecessor period ended October 1, 2010.

h.	This adjustment records $13 million of estimated debt issuance costs capitalized in connection with the exit financing facility.

i.	This adjustment reflects the reinstatement of OPEB and non-qualified pension obligations expected to be paid within 12 months.

j.
This adjustment reflects the establishment of a liability for the payment of $122 million of allowed general unsecured and other claims in accordance with the Plan partially offset by $23 million of accrued reorganization items that were paid on the Effective Date and $4 million for amounts settled in connection with the Release Agreement.

k.	This adjustment reflects the new $500 million secured term loan, net of $10 million original issuance discount and $12 million of fees paid to the lenders.

l.
This adjustment represents the reinstatement of $154 million of other postretirement employee benefit (“OPEB”) and non-qualified pension obligations from Liabilities subject to compromise in accordance with the terms of the Plan.

m.	This adjustment reflects the deferred tax impact of certain intercompany liabilities subject to compromise that were cancelled in accordance with the Plan.

n.	This adjustment eliminates incentive compensation accruals for terminated Predecessor compensation plans.

o.	This adjustment reflects the settlement of liabilities subject to compromise (“LSC”) in accordance with the Plan, as shown below (dollars in millions):

	LSC September 30, 2010	Settlement per Fifth Amended Plan	Gain on Settlement of LSC
Debt	$2,490	$1,717	$773
Employee liabilities	324	218	106
Interest payable	183	160	23
Other claims	124	70	54
	$3,121	$2,165	$956
Income tax benefit			5
After-tax gain on settlement of LSC			$961

p.	The cancellation of Predecessor Visteon common stock in accordance with the Plan and elimination of corresponding shareholders’ deficit balances, are shown below (dollars in millions):

	Predecessor Shareholders’ Deficit September 30, 2010	Reorganization Adjustments	Fresh-Start Adjustments	Successor Shareholders’ Equity October 1, 2010
Common stock
Predecessor	$131	$(131)	$—	$—
Successor	—	1	—	1
Stock warrants
Predecessor	127	(127)	—	—
Successor	—	41	—	41
Additional paid-in capital
Predecessor	3,407	(3,407)	—	—
Successor	—	1,232	(169)	1,063
Accumulated deficit	(4,684)	4,619	65	—
Accumulated other comprehensive loss	(74)	—	74	—
Treasury stock	(3)	3	—	—
Visteon Shareholders’ (deficit) equity	$(1,096)	$2,231	$(30)	$1,105

This adjustment also reflects the issuance of Successor common stock.

A reconciliation of the reorganization value of assets to the Successor’s common stock is shown below (dollars in millions, except per share amounts):

Reorganization value of assets	$5,141
Less: fair value of debt	(618)
Less: fair value of non-controlling interests	(667)
Less: fair value of liabilities (excluding debt)	(2,751)
Successor common stock and warrants	$1,105
Less: fair value of warrants	(41)
Successor common stock	$1,064

Shares outstanding at October 1, 2010	48,642,520
Per share value	$21.87

The per-share value of $21.87 was utilized to determine the value of shares issued for settlement of allowed claims.

q.
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

r.
The adjustment to other current assets includes a $7 million prepaid insurance balance and $2 million of other deferred fee amounts with no future benefit to the Successor. Additionally, this adjustment includes a $5 million decrease in deferred tax assets associated with fair value adjustments (see explanatory note aa for additional details related to deferred tax adjustments).

s.
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

t.
Investments in non-consolidated affiliates were recorded at fair value primarily based on an income approach utilizing the dividend discount model. Significant assumptions included estimated future dividends for each applicable non-consolidated affiliate and discount rates.

u.
Identifiable intangible assets are primarily comprised of developed technology, customer-related intangibles and trade names. Fair value estimates of intangible assets were based on income approaches utilizing projected financial information consistent with the Fourth Amended Disclosure Statement, as described below:

•
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

•
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

v.
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

w.
Adjustments to other non-current assets included a decrease of $10 million related to deferred tax assets associated with fair value adjustments and a decrease of $4 million related to discounting of amounts due in future periods (see explanatory note aa for additional details related to deferred tax adjustments).

x.
The adjustments to accrued employee liabilities and employee benefits are related to the remeasurement of pension and OPEB obligations at the Effective Date, based on certain assumptions including discount rates.

y.
The adjustments to other current and other non-current liabilities include decreases of $51 million and $31 million, respectively, to eliminate deferred revenue, which was initially recorded in connection with payments received from customers under various support and accommodation agreements. The decrease in other current liabilities also includes $5 million for discounting of future obligations, while the decrease in non-current liabilities also includes $8 million for non-income tax liabilities and $5 million for tax liabilities, partially offset by $6 million related to leasehold intangibles (see explanatory note aa for additional details related to deferred tax adjustments).

z.
Non-controlling interests are recorded at fair value based on publicly available market values, where possible, and based on other customary valuation methodologies where publicly available market values are not possible, including comparable company and discounted cash flow models. The Company estimates that the fair value of non-controlling interests exceeds book value by $308 million.

aa.
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

NOTE 5. Asset Impairments and Restructuring

Asset Impairments

In connection with the preparation of the December 31, 2011 financial statements, the Company concluded that it had an indicator that the carrying value of the Company's Lighting assets may not be recoverable. Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing to run and operate the Lighting business and cash flows associated with other alternatives. As a result of the analysis the Company recorded a $66 million impairment charge in the fourth quarter of 2011, which was primarily related to property and equipment and was measured under a market approach. After giving effect to the impairment charge, the carrying value of the Lighting assets, principally property and equipment, approximated $47 million. As of December 31, 2011 the Company did not meet the specific criteria necessary for the Lighting assets to be considered held for sale.

In November 2011, Visteon and Yanfeng Visteon Automotive Trim Systems, Co. Ltd., a 50% owned non-consolidated affiliate of the Company, signed a non-binding memorandum of understanding ("MOU") with respect to a potential transaction that would combine the majority of Visteon's global interiors business with YFV. Although the MOU sets forth basic terms of the proposed transaction, definitive agreements for the proposed sale, which would be subject to regulatory and other approvals, remain subject to significant uncertainties and there can be no assurance that definitive agreements will be entered into or that such a transaction will be completed in the timetable or on the terms referenced in the MOU.  In connection with the preparation of the December 31, 2011 financial statements, the Company concluded that proceeds associated with the potential sale transaction indicated that the carrying value of the Company's Interiors assets, which approximated $182 million as of December 31, 2011, may not be recoverable.  Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing to run and operate the Interiors business and cash flows associated with the potential sale of the Interiors business. As a result of the analysis, the Company concluded that no impairment existed as of December 31, 2011.  As of December 31, 2011 the Company did not meet the specific criteria necessary for the Interiors assets to be considered held for sale.

Restructuring
The Company has undertaken various restructuring activities to achieve its strategic and financial objectives. Restructuring activities include, but are not limited to, plant closures, production relocation, administrative cost structure realignment and consolidation of available capacity and resources. The Company expects to finance restructuring programs through cash on hand, cash generated from its ongoing operations, reimbursements pursuant to customer accommodation and support agreements or through cash available under its existing debt agreements, subject to the terms of applicable covenants. Restructuring costs are recorded as elements of a plan are finalized and the timing of activities and the amount of related costs are not likely to change. However, such costs are estimated based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a time frame such that significant changes to the plan are not likely. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated.

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

Restructuring reserve balances of $26 million and $43 million at December 31, 2011 and 2010, respectively, are classified as Other current liabilities on the consolidated balance sheets. The Company anticipates that the activities associated with the restructuring reserve balance as of December 31, 2011 will be substantially completed by the end of 2012. The following is a summary of the Company’s consolidated restructuring reserves and related activity. Substantially all of the Company’s restructuring expenses are related to employee severance and termination benefit costs.

	Interiors	Climate	Electronics	Lighting	Central	Total
	(Dollars in Millions)
Predecessor – December 31, 2008	$49	$3	$4	$—	$8	$64
Expenses	22	5	13	4	40	84
Utilization	(50)	(8)	(4)	(1)	(46)	(109)
Predecessor – December 31, 2009	$21	$—	$13	$3	$2	$39
Expenses	6	1	2	5	6	20
Exchange	(1)	—	—	—	—	(1)
Utilization	(9)	(1)	(13)	(8)	(6)	(37)
Predecessor – October 1, 2010	$17	$—	$2	$—	$2	$21
Expenses	24	2	1	—	1	28
Exchange	(1)	—	—	—	—	(1)
Utilization	(3)	—	—	—	(2)	(5)
Successor – December 31, 2010	$37	$2	$3	$—	$1	$43
Expenses	7	3	24	—	—	34
Reversals	(7)	(1)	(2)	—	—	(10)
Exchange	2	—	(2)	—	—	—
Utilization	(33)	(3)	(4)	—	(1)	(41)
Successor – December 31, 2011	$6	$1	$19	$—	$—	$26

During the year ended December 31, 2011 the Company recorded restructuring expenses of $34 million, including the following actions:

•
During the fourth quarter of 2011 the Company commenced a program designed to commonize global business systems and processes across its Climate operations for the purpose of reducing costs. Related employee severance and termination benefit costs of $3 million were recorded during 2011 associated with approximately 50 salaried and 130 hourly employees, for which severance and termination benefits were deemed probable and estimable. The Company anticipates that this program could result in the separation of approximately 500 employees at an additional cash cost of approximately $20 million in future periods when elements of the plan are finalized and the timing of activities and amount of related costs are not likely to change.

•
The Company informed employees at its Cadiz Electronics operation in El Puerto de Santa Maria, Spain of its intention to permanently cease production and close the facility. The Company recorded $24 million primarily related to severance and termination benefits representing the minimum amount of employee separation costs pursuant to statutory regulations, all of which are expected to be cash separation payments. During January 2012 the Company reached agreements with the local unions and Spanish government for the closure of the Cadiz operation, which were subsequently ratified by the employees in February 2012. Pursuant to the agreements, the Company agreed to pay one-time termination benefits, in excess of the statutory minimum requirement, of approximately $29 million and agreed to transfer land, building and machinery with a net book value of approximately $14 million for the benefit of the employees. The Company expects to record additional charges during the first quarter of 2012 approximating $47 million in connection with the execution of these agreements. Additionally, pursuant to the Release Agreement with Ford, the Company anticipates recovery of approximately $19 million of such costs in 2012, which is in addition to approximately $4 million recovered in 2011.

•	Additional severance and termination associated with previously announced actions at two European Interiors facilities resulting in $7 million of incremental employee-related cash costs.

The Company reversed approximately $7 million of previously established accruals for employee severance and termination benefits at a European Interiors facility pursuant to a March 2011 contractual agreement to cancel the related social plan. The Company also reversed approximately $2 million of previously recorded restructuring accruals due to lower than estimated severance and termination benefit costs associated with the consolidation of the Company’s Electronics operations in South America. Utilization during the year ended December 31, 2011 is principally related to payments for severance and other employee termination benefits.

During the three-month Successor period ended December 31, 2010 the Company recorded restructuring expenses of $28 million, including $24 million for employee severance and termination costs at a European Interiors facility pursuant to customer sourcing actions and a related business transfer agreement. In connection with this business transfer the Company announced a voluntary workforce reduction program and related severance and termination benefit costs were recorded as employees executed separation agreements. The Company recovered approximately $18 million of such costs during 2011 in accordance with a customer support agreement. Amounts recovered have been recorded as deferred revenue on the Company's consolidated balance sheet and are being amortized into Product sales on a straight-line basis over the remaining life of supply contracts with the customer, or approximately 6 years. Utilization during the three-month Successor period ended December 31, 2010 includes $4 million in payments for severance and other employee termination benefits and $1 million in payments related to contract termination and equipment relocation costs.

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

NOTE 6. Inventories

Inventories consist of the following components:

	December 31
	2011	2010
	(Dollars in Millions)
Raw materials	$167	$120
Work-in-process	174	174
Finished products	64	76
	405	370
Valuation reserves	(24)	(6)
	$381	$364

Effective October 1, 2010, the Company adjusted inventory to fair value in accordance with the adoption of fresh-start accounting (see Note 4, “Fresh-Start Accounting”), resulting in an increase of $26 million, which was subsequently expensed in cost of sales on the Company’s statement of operations for the three-month Successor period ended December 31, 2010. Inventory reserves increased during 2011 as inventory was recorded at fair value in connection with the adoption of fresh-start accounting on October 1, 2010 (see Note 4, “Fresh-Start Accounting” for additional details).

NOTE 7. Other Assets

Other current assets are summarized as follows:

	December 31
	2011	2010
	(Dollars in Millions)
Recoverable taxes	$99	$80
Pledged accounts receivable	82	90
Deposits	40	35
Deferred tax assets	30	33
Prepaid assets	17	16
Other	36	13
	$304	$267

Other non-current assets are summarized as follows:

	December 31
	2011	2010
	(Dollars in Millions)
Deferred tax assets	$18	$13
Income tax receivable	11	14
Deposits	7	24
Other	30	38
	$66	$89

NOTE 8. Property and Equipment

Property and equipment, net consists of the following:

	December 31
	2011	2010
	(Dollars in Millions)
Land	$184	$207
Buildings and improvements	311	312
Machinery, equipment and other	985	935
Construction in progress	106	93
Total property and equipment	1,586	1,547
Accumulated depreciation	(254)	(55)
	1,332	1,492
Product tooling, net of amortization	80	84
Property and equipment, net	$1,412	$1,576

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

The Company recorded asset impairment charges for Lighting property and equipment of $60 million for the year ended December 31, 2011 (See Note 5. "Asset Impairments and Restructuring" for further details).

Depreciation and amortization expenses are summarized as follows:

	Successor		Predecessor
	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1	Year Ended December 31
	2011	2010	2010	2009
	(Dollars in Millions)
Depreciation	$254	$55	$191	$326
Amortization	17	7	16	26
	$271	$62	$207	$352

In connection with the adoption of fresh-start accounting the Company adjusted the carrying value of property and equipment to its estimated fair value at October 1, 2010. The Company recorded $53 million of accelerated depreciation expense for the year ended December 31, 2009, representing the shortening of estimated useful lives of certain assets (primarily machinery and equipment) in connection with the Company’s restructuring activities.

NOTE 9. Non-Consolidated Affiliates

Investments in the net assets of non-consolidated affiliates were $644 million and $439 million at December 31, 2011 and 2010, respectively. The Company recorded equity in the net income of non-consolidated affiliates of $168 million for the year ended December 31, 2011, $41 million in the three-month Successor period ended December 31, 2010, $105 million in the nine-month Predecessor period ended October 1, 2010 and $80 million for the year ended December 31, 2009. The Company’s investment in the net assets and equity in the net income of non-consolidated affiliates is reported in the consolidated financial statements as Equity in net assets of non-consolidated affiliates on the consolidated balance sheets and Equity in net income of non-consolidated affiliates on the consolidated statements of operations. Included in the Company’s retained earnings is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $165 million and $41 million at December 31, 2011 and 2010, respectively.

In November 2011 the Company acquired, through its 70% owned and consolidated affiliate Halla Climate Control Corporation, a 37.5% non-controlling interest in Wuhu Bonaire Auto Electrical Systems Co., Ltd. ("Bonaire"), for $26 million. Bonaire develops and manufactures heating, ventilation and air conditioning systems and engine cooling systems and is a major supplier to Chinese vehicle manufacturer Chery Automobile Co., Ltd.

The Company’s investments in the net assets of non-consolidated affiliates were adjusted to fair value as a result of the adoption of fresh-start accounting on October 1, 2010 (see Note 4, “Fresh-Start Accounting”). Fair value estimates were primarily based on an income approach utilizing the discounted dividend model. The carrying value of the investments at December 31, 2011 was approximately $50 million more than the Company's share of the affiliates' book value. The difference between the investment carrying value and the amount of underlying equity in net assets is amortized on a straight line basis over the underlying assets' estimated useful lives of 10 to 15 years. Additionally, the Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that an “other-than-temporary” decline in value has occurred, an impairment loss will be recorded, which is measured as the difference between the recorded book value and the fair value of the investment with fair value generally determined under applicable income approaches previously described.

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

Summarized balance sheet data as of December 31 is as follows:

	Yanfeng		All Others
	2011	2010	2011	2010
	(Dollars in Millions)
Current assets	$1,282	$1,066	$652	$319
Other assets	637	502	290	195
Total assets	$1,919	$1,568	$942	$514

Current liabilities	$995	$884	$574	$287
Other liabilities	15	19	24	16
Shareholders’ equity	909	665	344	211
Total liabilities and shareholders’ equity	$1,919	$1,568	$942	$514
Summarized statement of operations data for the years ended December 31 is as follows:

	Net Sales			Gross Margin			Net Income
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(Dollars in Millions)
Yanfeng	$3,014	$2,573	$1,452	$473	$398	$217	$246	$218	$118
All other	1,681	893	711	176	142	109	90	71	42
	$4,695	$3,466	$2,163	$649	$540	$326	$336	$289	$160

Restricted net assets related to the Company’s consolidated subsidiaries were approximately $135 million and $117 million, respectively as of December 31, 2011 and 2010. Restricted net assets related to the Company’s non-consolidated affiliates were approximately $644 million and $439 million, respectively, as of December 31, 2011 and 2010. Restricted net assets of consolidated subsidiaries are attributable to the Company’s operations in China, where certain regulatory requirements and governmental restraints result in significant restrictions on the Company’s consolidated subsidiaries ability to transfer funds to the Company.

NOTE 10. Intangible Assets

In connection with the adoption of fresh-start accounting identifiable intangible assets were recorded at their estimated fair value as of October 1, 2010 (see Note 4, “Fresh-Start Accounting”). Intangible assets at December 31, 2011 and 2010 are as follows:

	December 31
	2011			2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
	(Dollars in Millions)
Definite-lived intangible assets
Developed technology	$204	$32	$172	$214	$7	$207	8
Customer related	119	16	103	121	3	118	9
Other	20	3	17	15	1	14	33
	$343	$51	$292	$350	$11	$339

Goodwill and indefinite-lived intangible assets
Goodwill			$36			$38
Trade names			25			25
			$61			$63

The Company recorded approximately $45 million and $11 million of amortization expense related to definite-lived intangible assets for the year ended December 31, 2011 and the three-month Successor period ended December 31, 2010, respectively. The Company currently estimates annual amortization expense to be $41 million for 2012 and $40 million annually from 2013 through 2015 and $39 million for 2016. Goodwill and trade names, substantially all of which relate to the Company's Climate reporting unit, are not amortized but are tested for impairment at least annually. Impairment testing is required more often if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting impairment testing, the fair value of the reporting unit is compared to the net book value of the reporting unit. If the net book value exceeds the fair value, an impairment loss is measured and recognized. The Company conducted the annual impairment test of goodwill and indefinite-lived trade names during the fourth quarter using data as of October 1, 2011 and no impairment was identified.

The Company recorded asset impairment charges of $6 million related to Lighting developed technology for the year ended December 31, 2011 (See Note 5. "Asset Impairments and Restructuring" for further details).

NOTE 11. Other Liabilities

Other current liabilities are summarized as follows:

	December 31
	2011	2010
	(Dollars in Millions)
Product warranty and recall reserves	$42	$44
Non-income taxes payable	41	41
Income taxes payable	29	38
Restructuring reserves	26	43
Payables to related parties	24	8
Deferred income	21	6
Foreign currency hedges	16	—
Accrued reorganization items	9	97
Accrued interest payable	7	11
Other accrued liabilities	62	77
	$277	$365

Other non-current liabilities are summarized as follows:

	December 31
	2011	2010
	(Dollars in Millions)
Income tax reserves	$97	$96
Deferred income	42	20
Non-income taxes payable	41	43
Product warranty and recall reserves	24	31
Other accrued liabilities	21	27
	$225	$217

Current and non-current deferred income of $14 million and $37 million, respectively, relate to various customer accommodation, support and other agreements. Revenue associated with these agreements is being recorded in relation to the delivery of associated products. In accordance with the terms of the underlying agreement or over the estimated period of benefit to the customer, generally representing the duration of remaining production on current vehicle platforms. The Company recorded $23 million of revenue associated with these payments during the year ended December 31, 2011. The Company expects to record approximately $14 million, $13 million, $11 million, $8 million and $5 million of deferred amounts in the annual periods of 2012, 2013, 2014, 2015 and 2016, respectively.

NOTE 12. Debt

As of December 31, 2011, the Company had $87 million and $512 million of debt outstanding classified as short-term debt and long-term debt, respectively. The Company’s short and long-term debt balances consist of the following:

		Weighted Average Interest Rate		Carrying Value
	Maturity	2011	2010	2011	2010
				(Dollars in Millions)
Short-term debt
Current portion of long-term debt		5.3%	6.1%	$1	$7
Other – short-term		4.1%	3.4%	86	71
Total short-term debt				87	78
Long-term debt
6.75% senior notes due April 15, 2019	2019	6.75%	—%	494	—
Term loan	2017	—%	8.0%	—	472
Other	2013-2017	10.2%	11.2%	18	11
Total long-term debt				512	483
Total debt				$599	$561

6.75% Senior Notes due April 15, 2019

On April 6, 2011, the Company completed the sale of $500 million aggregate principal amount of 6.75% senior notes due April 15, 2019 (the “Original Senior Notes”). The Original Senior Notes were used to repay the obligations under the Term Loan Credit Agreement (“Term Loan”) which the Company entered into on October 1, 2010, with Morgan Stanley Senior Funding, Inc., as lead arranger, collateral agent and administrative agent. The Term Loan obligations were represented by the outstanding principal amount of $498 million, which was included as a financing activity in the Company’s consolidated statements of cash flows. During the second quarter of 2011, the Company recorded $24 million of losses on the early extinguishment of the Term Loan including $21 million of unamortized original issuance discount and debt fees that were recorded net of the Term Loan principal on the face of the Company’s consolidated balance sheets immediately prior to extinguishment.

The Original Senior Notes were sold to the initial purchasers who are party to a certain purchase agreement (the “Initial Purchasers”) for resale to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. In accordance with a registration rights agreement, in January 2012 the Company exchanged substantially identical senior notes (the "Senior Notes") that have been registered under the Securities Act of 1933, as amended, for all of the Original Senior Notes.

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, the subsidiary guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Indenture and the form of Senior Notes provide, among other things, that the Senior Notes will be senior unsecured obligations of the Company. Interest is payable on the Senior Notes on April 15 and October 15 of each year beginning on October 15, 2011 until maturity. Each of the Company’s existing and future 100% owned domestic restricted subsidiaries that guarantee debt under the Company’s asset-based credit facility guarantee the Senior Notes.

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

In addition, the Company and certain of its domestic subsidiaries entered into a second amendment (the “Amendment”) to the Revolving Loan Credit Agreement (the “Revolver”) whereby the Revolver was amended and restated. The Amendment, among other things, reduces the commitment fee on undrawn amounts, decreases certain applicable margins and modifies or replaces certain of the covenants and other provisions. On April 1, 2011 the Company and certain of its domestic subsidiaries entered an incremental revolving loan amendment, whereby the commitment amounts under the Revolver were increased by $20 million, to a total facility size of $220 million, subject to borrowing base requirements. As of December 31, 2011, there were no amounts outstanding under Revolver and the amount available for borrowing was $220 million.

Letter of Credit Agreement

On September 27, 2011 the Company extended its $15 million Letter of Credit ("LOC") Facility with US Bank National Association to September 30, 2013. The facility was originally entered in on November 16, 2009 with a facility size of $40 million and reduced on September 30, 2010 to $15 million. The Company must continue to maintain a collateral account equal to 103% of the aggregated stated amount of the LOCs with reimbursement of any draws. As of December 31, 2011 and 2010, the Company had $11 million and $15 million, respectively, of outstanding letters of credit issued under this facility and secured by restricted cash.

Other Debt

As of December 31, 2011, the Company had affiliate debt outstanding of $105 million, with $87 million and $18 million classified in short-term and long-term debt, respectively. These balances are primarily related to the Company’s non-U.S. operations and are payable in non-U.S. currencies including, but not limited to the Euro, Chinese Yuan, and Korean Won. Remaining availability on outstanding affiliate credit facilities is approximately $200 million and certain of these facilities have pledged receivables, inventory or equipment as security. As of December 31, 2010, the Company had affiliate debt outstanding of $84 million, with $73 million and $11 million classified in short-term and long-term debt, respectively.

Included in the Company's affiliate debt is an arrangement, through a subsidiary in France, to sell accounts receivable on an uncommitted basis. The amount of financing available is contingent upon the amount of receivables less certain reserves. The Company pays a 30 basis points servicing fee on all receivables sold, as well as a financing fee of 3-month Euribor plus 75 basis points on the advanced portion. At December 31, 2011 there were $8 million outstanding borrowings under the facility with $82 million of receivables pledged as security, which are recorded as Other current assets on the consolidated balance sheet. At December 31, 2010 there were no outstanding borrowings under the facility with $90 million of receivables pledged as security.

The DIP Credit Agreement, a $150 million Senior Secured Super Priority Priming Debtor in Possession Credit and Guaranty Agreement between certain subsidiaries of the Company, a syndicate of lenders and Wilmington Trust FSB, as administrative agent, matured on August 18, 2010, at which time the Company repaid the full $75 million outstanding balance, which was included as a financing activity in the Company’s consolidated statements of cash flows.

Maturities

Debt obligations, at December 31, 2011, included maturities as follows: 2012 — $87 million; 2013 — $9 million; 2014 — $3 million; 2015 — $4 million; 2016 — $1 million; thereafter — $495 million

Fair Value

The fair value of debt was approximately $587 million and $566 million at December 31, 2011 and December 31, 2010, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

NOTE 13. Employee Retirement Benefits

Employee Retirement Plans

In the U.S., the Company’s salaried employees earn noncontributory pay related benefits, while the Company’s former hourly employees represented by certain collective bargaining groups earn noncontributory benefits based on employee service. Effective December 31, 2011, active salaried employees in the U.S. ceased to accrue benefits under the defined benefit pension plan. Certain of the Company’s non-U.S. subsidiaries sponsor separate plans that provide similar types of benefits to their employees. The Company’s defined benefit plans are partially funded with the exception of certain supplemental benefit plans for executives and certain non-U.S. plans, primarily in Germany, which are unfunded.

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. Effective January 1, 2012, matching contributions for the U.S. defined contribution plan will be 100% on the first 6% of pay contributed. The expense related to matching contributions was approximately $5 million in 2011, $1 million for the three-month Successor period ended December 31, 2010, $3 million for the nine-month Predecessor period ended October 1, 2010, and $4 million in 2009.

Postretirement Employee Health Care and Life Insurance Benefits

In the U.S. and Canada, the Company has a financial obligation for the cost of providing other postretirement health care and life insurance benefits (“OPEB”) to its employees under Company-sponsored plans. These plans generally pay for the cost of health care and life insurance for retirees and dependents, less retiree contributions and co-pays. During 2009 and 2010, the Company eliminated company paid OPEB under certain U.S. plans pursuant to various Court orders. In July 2010, the United States Court of Appeals for the Third Circuit (the "Circuit Court") reversed previous orders of the Court and the District Court for the District of Delaware (the "District Court") authorizing the Company to eliminate such OPEB benefits without complying with the requirements of Bankruptcy Code Section 1114. In August 2010, the Court issued an order requiring the Company to retroactively restore certain terminated or modified benefits. In September 2010, the Court issued an order approving the Memorandum of Agreement between the IUE-CWA and the Company pursuant to which the parties agreed that $12 million would be paid in full settlement of the OPEB obligations for the former Connersville and Bedford hourly employees under Section 1114 of the Bankruptcy Code. In October 2010, the Company notified the participants of the remaining OPEB plans that company paid benefits would be eliminated on November 1, 2010.

The table below summarizes the impact of these OPEB terminations and reinstatements on the Company's consolidated statements of operations.

	Successor	Predecessor
	Three Months Ended December 31	Nine Months Ended October 1	Twelve Months Ended December 31
	2010	2010	2009
	(Dollars in Millions)
Connersville/Bedford
Termination	$(1)	$(206)	$(42)
Reinstatement	—	150	—
North Penn
Termination	(56)	(125)	—
Reinstatement	—	62	—
Salaried/Other
Termination	(89)	(1)	(153)
Reinstatement	—	94	—
Net reduction to postretirement expense	$(146)	$(26)	$(195)

The Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act

In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the “Acts”) were signed into law. The Acts contain provisions which could impact the Company’s accounting for retiree medical benefits. Accordingly, the Company completed an assessment of the Acts in connection with the reinstatement of other postretirement employee benefits for certain former employees of the Company’s Connersville and Bedford facilities in the second quarter of 2010 and all other reinstated plans in the third quarter of 2010 and increased the related benefit liabilities by approximately $6 million, based upon the Company’s current interpretation of the Acts. These amounts are included in the reinstatement charges discussed above.

Ford Sponsored Retirement Benefits

Prior to emergence from bankruptcy, Ford charged Visteon for OPEB provided by Ford to certain Company salaried employees who retired after May 24, 2005. OPEB payables to Ford were reclassified to Liabilities subject to compromise in connection with the Chapter 11 Proceedings. During the third quarter of 2010 the OPEB payable balance was reduced by $9 million in connection with the August 17, 2010 Court approval of the ACH Termination Agreement. Additionally, on the Effective Date and pursuant to the Release Agreement, Ford released Visteon from the remaining OPEB and pension payables approximating $100 million and withdrew their claim for recovery of such amounts.

Benefit Expenses

The Company’s expense for retirement benefits is as follows:

	Retirement Plans
	U.S Plans				Non-U.S Plans
	Successor		Predecessor		Successor		Predecessor
	Year Ended	Three Months Ended	Nine Months Ended	Year Ended	Year Ended	Three Months Ended	Nine Months Ended	Year Ended
	December 31		October 1	December 31	December 31		October 1	December 31
	2011	2010	2010	2009	2011	2010	2010	2009
	(Dollars in Millions, Except Percentages)
Costs Recognized in Income
Service cost	$5	$2	$7	$13	$6	$2	$4	$7
Interest cost	73	18	56	74	28	6	19	31
Expected return on plan assets	(75)	(19)	(55)	(79)	(18)	(5)	(14)	(26)
Amortization of:
Plan amendments	—	—	(2)	(2)	—	—	1	2
Losses and other	—	—	2	1	—	—	—	—
Special termination benefits	3	—	1	6	—	—	—	—
Curtailments	(1)	—	(14)	(2)	—	—	—	5
Visteon sponsored plan net pension expense/(income)	5	1	(5)	11	16	3	10	19
Expense for certain salaried employees whose pensions are partially covered by Ford	—	—	1	10	—	—	—	—
Employee retirement benefit expense/(income) excluding restructuring	$5	$1	$(4)	$21	$16	$3	$10	$19
Retirement benefit related restructuring expenses
Special termination benefits	$—	$—	$2	$12	$—	$—	$—	$9
Other	—	—	—	7	—	—	—	—
Total employee retirement benefit related restructuring expenses	$—	$—	$2	$19	$—	$—	$—	$9
Fresh-start accounting adjustments	$—	$—	$(138)	$—	$—	$—	$(107)	$—
Weighted Average Assumptions Used for Expenses
Discount rate for expense	5.50%	5.30%	5.90%	6.35%	5.95%	5.40%	6.10%	6.05%
Rate of increase in compensation	3.50%	3.50%	3.50%	3.25%	3.55%	3.40%	3.50%	3.15%
Assumed long-term rate of return on assets	7.50%	7.70%	7.70%	8.10%	5.40%	5.60%	6.00%	6.70%

The Company’s expense for health care and life insurance benefits is as follows:

	Health Care and Life Insurance Benefits
	Successor		Predecessor
	Year Ended	Three Months Ended	Nine Months Ended	Year Ended
	December 31		October 1	December 31
	2011	2010	2010	2009

Costs Recognized in Income
Service cost	$—	$—	$—	$1
Interest cost	—	—	3	18
Plan termination income	(2)	(146)	—	—
Reinstatement of benefits	—	—	306	—
Amortization of:
Plan amendments	—	—	(374)	(75)
Losses and other	—	—	43	18
Curtailments	—	—	—	(161)
Settlements	—	—	(1)	—
Visteon sponsored plan net postretirement (income)	(2)	(146)	(23)	(199)
(Income) for certain salaried employees whose benefits are covered by Ford	—	—	(15)	(8)
Employee postretirement (income)	$(2)	$(146)	$(38)	$(207)
Fresh-start accounting adjustments	$—	$—	$128	$—
Weighted Average Assumptions Used for Expense
Discount rate for expense	5.00%	4.65%	5.65%	6.05%
Initial health care cost trend rate	8.50%	8.00%	9.00%	8.33%
Ultimate health care cost trend rate	5.00%	5.10%	5.00%	5.00%
Year ultimate health care cost trend rate reached	2017	2015	2017	2014

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

Retirement Benefit Related Restructuring Expenses

In addition to normal employee retirement benefit expenses, the Company recorded $2 million for the nine-month Predecessor period ending October 1, 2010 and $28 million for the year ended December 31, 2009, for retirement benefit related restructuring charges. Such charges generally relate to special termination benefits, voluntary termination incentives and pension losses and are the result of various restructuring actions as described in Note 5 “Asset Impairments and Restructuring.”

Benefit Obligations

The Company’s obligation for retirement benefits is as follows:

	Retirement Plans						Health Care and Life
	U.S. Plans			Non-U.S. Plans			Insurance Benefits
	Successor		Predecessor	Successor		Predecessor	Successor		Predecessor
	Year Ended	Three Months Ended	Nine Months Ended	Year Ended	Three Months Ended	Nine Months Ended	Year Ended	Three Months Ended	Nine Months Ended
	December 31		October 1	December 31		October 1	December 31		October 1
	2011	2010	2010	2011	2010	2010	2011	2010	2010
Change in Benefit Obligation
Benefit obligation — beginning	$1,360	$1,407	$1,301	$445	$486	$435	$17	$171	$66
Service cost	5	2	7	6	2	4	—	—	—
Interest cost	73	18	56	28	6	19	—	—	3
Participant contributions	—	—	—	1	—	—	—	—	—
Reinstatement of liability	—	—	—	—	—	—	—	—	305
Amendments/other	—	—	(21)	—	—	1	(2)	(145)	(187)
Actuarial loss/(gain)	141	(44)	136	3	(39)	49	—	(1)	(4)
Special termination benefits	3	—	3	—	—	—	—	—	—
Curtailments, net	(26)	—	(22)	—	—	(1)	—	—	—
Settlements	—	—	(2)	(1)	—	—	—	—	—
Foreign exchange translation	—	—	—	(15)	(6)	(10)	—	—	—
Transfers In	—	—	—	17	—	—	—	—	—
Benefits paid	(76)	(23)	(51)	(18)	(4)	(11)	(5)	(8)	(12)
Benefit obligation — ending	$1,480	$1,360	$1,407	$466	$445	$486	$10	$17	$171
Change in Plan Assets
Plan assets — beginning	$996	$1,035	$913	$337	$330	$315	$—	$—	$—
Actual return on plan assets	172	(14)	174	20	8	23	—	—	—
Sponsor contributions	63	—	1	19	6	11	5	8	12
Participant contributions	—	—	—	1	—	—	—	—	—
Foreign exchange translation	—	—	—	(14)	(3)	(8)	—	—	—
Settlements	—	—	—	(1)	—	—	—	—	—
Transfers In	—	—	—	4	—	—	—	—	—
Benefits paid/other	(80)	(25)	(53)	(18)	(4)	(11)	(5)	(8)	(12)
Plan assets — ending	$1,151	$996	$1,035	$348	$337	$330	$—	$—	$—
Funded status at end of period	$(329)	$(364)	$(372)	$(118)	$(108)	$(156)	$(10)	$(17)	$(171)

Balance Sheet Classification
Other non-current assets	$—	$—	$—	$4	$6	$5	$—	$—	$—
Accrued employee liabilities	(3)	(2)	(2)	(3)	(3)	(3)	(2)	(3)	(31)
Employee benefits	(326)	(362)	(370)	(119)	(111)	(158)	(8)	(8)	(140)
Other current liabilities	—	—	—	—	—	—	—	(6)	—
Accumulated other comprehensive (loss) income:
Actuarial loss/(gain)	15	(9)	—	(40)	(42)	—	—	—	—
	$15	$(9)	$—	$(40)	$(42)	$—	$—	$—	$—

The accumulated benefit obligation for all defined benefit pension plans was $1.90 billion, $1.74 billion, and $1.82 billion at the December 31, 2011, December 31, 2010, and October 1, 2010 measurement dates. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for employee retirement plans with accumulated benefit obligations in excess of plan assets were $1.62 billion, $1.61 billion and $1.19 billion, respectively, at December 31, 2011 and $1.61 billion, $1.56 billion and $1.14 billion, respectively, at December 31, 2010.

Assumptions used by the Company in determining its benefit obligations as of December 31, 2011, December 31, 2010, and October 1, 2010 are summarized in the following table.

	Retirement Plans						Health Care and Life Insurance Benefits
	U.S. Plans			Non-U.S. Plans
	Successor		Predecessor	Successor		Predecessor	Successor		Predecessor
	2011	2010	2010	2011	2010	2010	2011	2010	2010
Weighted Average Assumptions
Discount rate	4.85%	5.55%	5.30%	5.85%	5.95%	5.40%	4.10%	5.00%	4.65%
Expected rate of return on assets	7.00%	7.50%	7.70%	5.05%	5.40%	5.55%	N/A	N/A	N/A
Rate of increase in compensation	N/A	3.50%	3.50%	3.45%	3.55%	3.45%	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	8.00%	8.50%	8.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.10%
Year ultimate health care cost trend rate reached	N/A	N/A	N/A	N/A	N/A	N/A	2018	2017	2015

Accumulated Other Comprehensive (Loss) Income

Components of the net change in Accumulated other comprehensive (loss) income related to the Company’s retirement, health care and life insurance benefit plans on the Company’s consolidated statements of shareholders’ equity for the year ended December 31, 2011, the three months ended December 31, 2010, and the nine months ended October 1, 2010 are as follows:

	Retirement Plans						Health Care and Life Insurance Benefits
	U.S. Plans			Non-U.S. Plans
	Successor		Predecessor	Successor		Predecessor	Successor		Predecessor
	2011	2010	2010	2011	2010	2010	2011	2010	2010
	(Dollars in Millions)
Actuarial loss (gain)	$23	$(9)	$(5)	$2	$(42)	$41	$—	$(1)	$(4)
Prior service (credit)/cost	—	—	(21)	—	—	1	—	(150)	(187)
Fresh-start adjustments	—	—	(138)	—	—	(107)	—	—	128
Reclassification to net income	1	—	14	—	—	(1)	—	151	332
	$24	$(9)	$(150)	$2	$(42)	$(66)	$—	$—	$269

Due to the adoption of fresh-start accounting effective October 1, 2010, there are no amounts included in Accumulated other comprehensive (loss) income as of December 31, 2011 that are expected to be realized in 2012.

Contributions

During January 2009, the Company reached an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) pursuant to U.S. federal pension law provisions that permit the PBGC to seek protection when a plant closing results in termination of employment for more than 20 percent of employees covered by a pension plan (the “PBGC Agreement”). Under the PBGC Agreement, the Company agreed to accelerate payment of a $10.5 million cash contribution, provide a $15 million letter of credit and provide for a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million. During September 2009 a letter of credit draw event was triggered under the PBGC Agreement and resulted in the draw down of the full $15 million. In December 2011, the Company reached an agreement with the PBGC whereby the $15 million was returned to the Company and immediately contributed to the respective retirement plan. The $15 million cash contribution is designated as a pre-funding amount that will be used to offset the plan's funding needs after June 2013.

On January 9, 2012 the Company completed a contribution of approximately 1.5 million shares of Visteon Corporation common stock valued at approximately $70 million to its two largest U.S. defined benefit plans. This contribution was in excess of the calendar 2012 minimum required contributions for those plans by approximately $10 million.

Additionally, the Company expects to make cash contributions to its U.S. retirement plans and OPEB plans of $3 million and $2 million, respectively. Contributions to non-U.S. retirement plans are expected to be $16 million during 2012. The Company’s expected 2012 contributions may be revised.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Company plans:

	Pension Benefits		Retirement Health and Life Payments
	U.S.	Non-U.S.
	(Dollars in Millions)
2012	$72	$15	$2
2013	69	17	—
2014	69	17	—
2015	68	18	—
2016	68	19	—
Years 2017 — 2021	354	116	1

Plan Assets and Investment Strategy

Substantially all of the Company’s pension assets are managed by external investment managers and held in trust by third-party custodians. The selection and oversight of these external service providers is the responsibility of the investment committees and their advisors. The selection of specific securities is at the discretion of the investment manager and is subject to the provisions set forth by written investment management agreements and related policy guidelines regarding permissible investments, risk management practices and the use of derivative securities. Derivative securities may be used by investment managers as efficient substitutes for traditional securities, to reduce portfolio risks or to hedge identifiable economic exposures. The use of derivative securities to create economic leverage to engage in unrelated speculation is expressly prohibited. External investment managers are prohibited from investing in any debt or equity securities related to the Company or its affiliates. The Company's equity is permitted when it is the result of a corporate contribution to the plan.

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

The Company’s retirement plan asset allocation at December 31, 2011 and 2010 and target allocation for 2012 are as follows:

	Target Allocation		Percentage of Plan Assets
	U.S.	Non-U.S.	U.S.		Non-U.S.
	2012	2012	2011	2010	2011	2010
Equity securities	40%	9%	38%	41%	9%	14%
Fixed income	30%	83%	22%	24%	83%	78%
Alternative strategies	30%	5%	34%	33%	5%	5%
Cash	—%	3%	6%	2%	3%	3%
	100%	100%	100%	100%	100%	100%

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

NOTE 14. Stock-Based Compensation

Successor Stock-Based Compensation Plans

The Visteon Corporation 2010 Incentive Plan (the “2010 Incentive Plan”), was adopted on the Effective Date and provides for the grant of up to 5.6 million shares of Successor common stock as incentive and nonqualified stock options ("stock options"), stock appreciation rights (“SARs”), performance stock rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock and various other rights based on common stock. Additionally, the Company adopted the Visteon Corporation Non-Employee Director Stock Unit Plan, which provides for the automatic annual grant of RSUs to non-employee directors. RSUs awarded under the Non-Employee Director Stock Unit Plan vest immediately but are not paid out until after the participant terminates service as a non-employee director of the Company.

Upon exercise of stock based compensation awards that settle in shares of Company stock, the Company's policy is to deliver such shares utilizing available treasury shares, purchasing treasury shares or issuing new shares. Delivery of shares may be on a gross settlement basis or on a net settlement basis, as determined by the recipient.

Restricted Stock Awards and Restricted Stock Units

The grant date fair value of RSAs and RSUs is the average of the highest and lowest prices at which the Company's common stock was traded on the New York Stock Exchange on the date of grant. RSAs are settled in shares of the Company's common stock upon the lapse of restrictions on the underlying shares while RSUs are generally settled in cash upon scheduled vesting dates and are recorded as a liability representing only the vested portion of the obligation, based on the period-ending market prices of the Company's common stock.

The Company granted 1,246,000 shares of restricted common stock during the fourth quarter of 2010, under the 2010 Incentive Plan at a grant date fair value of $57.93 per share. The grant date fair value was estimated based on the weighted average trading prices of the Company’s common stock for the five business days immediately following the Effective Date. The Company recorded compensation expense of $31 million and $20 million for the year ended December 31, 2011 and the three-month Successor period ended December 31, 2010, respectively. Unrecognized compensation expense at December 31, 2011 was $21 million for non-vested RSAs and will be recognized on a weighted average basis over the remaining vesting period of approximately 1.75 years.

The Company granted 1,000 and 421,000 restricted stock units under the 2010 Incentive Plan during the year ended December 31, 2011 and the three months ended December 31, 2010, respectively, at weighted average grant date fair values $49.83 per share and $57.93 per share, respectively. The Company recorded compensation expense of $7 million and $9 million for the year ended December 31, 2011 and the three-month Successor period ended December 31, 2010, respectively with cash payments of $4 million during the year ended December 31, 2011. At December 31, 2011 approximately $4 million and $5 million is recorded under the captions Accrued employee liabilities and Employee benefits relating to RSUs. Unrecognized compensation expense at December 31, 2011 was $3 million for non-vested RSUs and will be recognized on a weighted average basis over the remaining vesting period or approximately 1.35 years.

A summary of activity, including award grants, vesting and forfeitures is provided below.

	RSAs	RSUs	Weighted Average Grant Date Fair Value
	(In Thousands)
Non-vested at October 1, 2010	—	—	$—
Granted	1,246	421	$57.93
Vested	(211)	(64)	$57.93
Forfeited	—	—	$—
Non-vested at December 31, 2010	1,035	357	$57.93
Granted	—	1	$49.83
Vested	(345)	(93)	$57.93
Forfeited	(34)	(8)	$57.93
Non-vested at December 31, 2011	656	257	$57.92

Stock Options and Stock Appreciation Rights

Stock options and SARs have an exercise price equal to the average of the highest and lowest prices at which the Company's common stock was traded on the New York Stock Exchange on the date of grant. The fair value of stock options is determined at the date of grant using the Black-Scholes option pricing model and the fair value of SARs is determined at each period-end using the Black-Scholes option pricing model. Stock options are settled in shares of the Company's common stock upon exercise and are recorded in the Company's consolidated balance sheets under the caption Additional paid-in capital. SARs are settled in cash and result in the recognition of a liability representing the vested portion of the obligation.

The Black-Scholes option pricing model requires management to make various assumptions including the expected term, expected volatility, risk free interest rate and dividend yield. The expected term represents the period of time that granted stock based compensation awards are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is calculated based on a rolling average of the daily stock closing prices of a peer group of companies with a period equal to the expected life of the award. The peer group of companies was used due to the relatively short history of the Company's common stock. The peer group was established using the criteria of similar industry (utilizing product mix), size (measured by market capitalization), leverage (measured using debt to equity ratio) and length of history. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of the stock-based compensation instrument. The dividend yield is based on historical patterns and future expectations for Company dividends. Stock options become exercisable on a ratable basis of the vesting period and will expire 10 years after the grant date. Weighted average assumptions used to estimate fair value of awards during the year ended and as of December 31, 2011 are as follows:

	Stock Options	SARs

Expected term (in years)	6	6
Expected volatility	46.37%	50.30%
Risk-free interest rate	2.59%	0.98%
Expected dividend yield	—%	—%

During 2011 the Company granted 482,000 non-qualified stock options under the 2010 Incentive Plan. These stock options have a 3 year vesting period and an expiration date 10 years from the date of grant. The weighted average grant date fair value of the stock options granted during 2011 was $34.45. The Company recorded compensation expense of $8 million for the year ended December 31, 2011. Unrecognized compensation expense for non-vested stock options at December 31, 2011 was $9 million and will be recognized on a weighted average basis over the remaining vesting period of approximately 1.80 years.

During 2011, the Company granted 94,000 SARs under the 2010 Incentive Plan. These SARs have a 3 year vesting period and an expiration date 10 years from the date of grant. The weighted average fair value of SARs granted during 2011 was $17.58. At December 31, 2011 the Company recorded approximately $1 million under the caption Employee benefits. During the year ended December 31, 2011, the Company recorded compensation expense of $1 million. Unrecognized compensation expense at December 31, 2011 was less than $1 million for non-vested SARs and will be recognized on a weighted average basis over the remaining vesting period of approximately 1.45 years.

A summary of activity, including award grants, vesting and forfeitures is provided below.

	Stock Options	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
	(In Thousands)		(In Thousands)
Outstanding at December 31, 2010	—	$—	—	$—
Granted	482	$72.60	94	$74.08
Exercised	—	$—	—	$—
Forfeited or expired	(92)	$74.08	(10)	$74.08
Outstanding at December 31, 2011	390	$72.26	84	$74.08

	Stock Options and SARs Outstanding
	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price
	(In Thousands)	(In Years)
$45.01 - $55.00	15	9.81	$48.85
$55.01 - $65.00	24	9.45	$60.97
$65.01 - $75.08	435	9.25	$74.08
	474

Predecessor Stock-Based Compensation

Pursuant to the Plan, any shares of Predecessor common stock and any options, warrants or rights to purchase shares of Predecessor common stock or other equity securities outstanding prior to the Effective Date were canceled. Prior to cancellation, the Company recorded stock-based compensation expense for Predecessor stock-based compensation plans of $1 million during both the nine-month Predecessor period ended October 1, 2010 and the year ended December 31, 2009. Various stock-based compensation awards were granted under Predecessor plans, including stock options, SARs, RSAs and RSUs.

A summary of activity, including award grants, exercises and forfeitures is provided below for stock options and SARs.

	Stock Options	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
	(In Thousands)		(In Thousands)
Outstanding at December 31, 2008	11,999	$10.70	12,897	$6.07
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited or expired	(1,493)	$10.64	(2,355)	$8.27
Outstanding at December 31, 2009	10,506	$10.70	10,542	$5.60
Forfeited, expired or cancelled	(10,506)	$10.70	(10,542)	$5.60
Outstanding at October 1, 2010	—	$—	—	$—

A summary of activity, including award grants, vesting and forfeitures is provided below for RSAs and RSUs.

	RSAs	RSUs	Weighted Average Grant Date Fair Value
	(In Thousands)
Non-vested at December 31, 2008	1,180	4,146	$4.60
Granted	—	—	$—
Vested	(42)	(1,678)	$6.08
Forfeited	(204)	(357)	$4.49
Non-vested at December 31, 2009	934	2,111	$3.80
Vested	(15)	(5)	$7.05
Forfeited or cancelled	(919)	(2,106)	$3.39
Non-vested at October 1, 2010	—	—	$—

Note 15. Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Successor		Predecessor
	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1	Year Ended December 31
	2011	2010	2010	2009
	(Dollars in Millions)
UK Administration recovery	$(18)	$—	$—	$—
Transformation costs	9	—	—	—
Reorganization-related costs, net	8	14	—	—
(Gain) loss on sale of assets	(2)	(1)	21	—
Gain on sale-leaseback	—	—	—	(20)
	$(3)	$13	$21	$(20)

Twelve Months Ended December 31, 2011

In December 2011, the Company received an initial distribution of $18 million, in connection with the liquidation and recovery process under the UK Administration, these amounts primarily represented recoveries on amounts owed to Visteon for various trade and loan receivables due from the UK Debtor. During 2011, the Company continued its efforts to transform its business portfolio and to rationalize its cost structure including, among other things, the investigation of potential transactions for the sale, merger or other combination of certain businesses. Business transformation costs of $9 million incurred during 2011 relate principally to financial and advisory fees. The Company recorded reorganization-related costs of $8 million for the year ended December 31, 2011, which are comprised of amounts directly associated with the reorganization under Chapter 11, primarily related to professional service fees.

Three Month Successor Ended December 31, 2010

The Company recorded reorganization-related costs of $14 million for the year ended December 31, 2011, which are comprised of amounts directly associated with the reorganization under Chapter 11, primarily related to professional service fees.

Nine Month Predecessor Period Ended October 1, 2010

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

NOTE 16. Income Taxes

Details of the Company's income tax provision are provided in the table below:

	Successor		Predecessor
	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1	Year Ended December 31
	2011	2010	2010	2009
	(Dollars in Millions)
U.S	$(141)	$21	$425	$(1,250)
Non-U.S	254	62	597	1,434
Total income before income taxes	$113	$83	$1,022	$184

Current tax provision
U.S. federal	$1	$1	$5	$4
Non-U.S	126	28	80	90
U.S. state and local	1	(1)	3	1
Total current	128	28	88	95
Deferred tax provision (benefit)
U.S. federal	1	(1)	2	5
Non-U.S	(2)	(8)	42	(16)
U.S. state and local	—	—	(1)	(4)
Total deferred	(1)	(9)	43	(15)
Total provision for income taxes	$127	$19	$131	$80

A summary of the differences between the provision for income taxes calculated at the U.S. statutory tax rate of 35% and the consolidated provision for income taxes is shown below:

	Successor		Predecessor
	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1	Year Ended December 31
	2011	2010	2010	2009
	(Dollars in Millions)
Income before income taxes, excluding equity in net income of non-consolidated affiliates, multiplied by the U.S. statutory rate of 35%	$40	$29	$358	$64
Effect of:
Impact of foreign operations, including withholding taxes	52	(4)	(4)	(3)
State and local income taxes	4	(1)	1	(22)
Tax reserve adjustments	22	1	(1)	(52)
Impact of U.K. Administration	—	—	—	(444)
Change in valuation allowance	202	(6)	(753)	521
Fresh-start accounting adjustments and reorganization items, net	(215)	—	553	22
Impact of tax law change	18	—	—	10
Liquidation of consolidated foreign affiliate	—	—	—	(17)
Other	4	—	(23)	1
Provision for income taxes	$127	$19	$131	$80

The Company’s provision for income tax was $127 million for year ended December 31, 2011 and reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits, the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions, and other non-recurring tax items. Included in the impact of foreign operations items are non-U.S. withholding taxes of $34 million, U.S. and non-U.S. income taxes related to the planned repatriation of earnings from its unconsolidated and certain consolidated foreign affiliates of $55 million, offset by favorable foreign rate differentials of $37 million. The U.S. income tax consequences in connection with the Company's earnings from these affiliates of approximately $56 million were offset with the U.S. valuation allowance. The fresh-start accounting adjustments and reorganization items include true-up adjustments to the net deferred tax assets related to the derecognition of U.S. tax loss and credit carryforwards as a result of the annual limitation imposed under IRC Sections 382 and 383, the legal entity restructuring approved as part of the Plan of Reorganization which utilized U.S. tax loss and credit carryforwards pre-emergence and other matters, all of which impact both the underlying deferred taxes and the related valuation allowances. The impact of tax law changes reflects an increase in the tax rate in Korea which increased the Company's net deferred tax liabilities by $6 million, as well as tax law changes in Michigan resulting in the elimination of $12 million in net operating loss carryforwards which were fully offset by the related valuation allowance.

The Company’s provision for income tax was $19 million for the three-month Successor period ended December 31, 2010 and was $131 million for the nine-month Predecessor period ended October 1, 2010. Income tax provisions for both the Successor and the Predecessor periods during 2010 reflect income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits, the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions, and other non-recurring tax items. The 2010 Predecessor period includes $37 million of deferred tax expense associated with the adoption of fresh-start accounting, (see Note 4, “Fresh-Start Accounting”). Included in the fresh-start accounting adjustments and reorganization items are net deferred tax adjustments primarily related to the derecognition of U.S. tax loss and credit carryforwards as a result of the annual limitation imposed under IRC Sections 382 and 383, a legal entity restructuring approved as part of the Plan of Reorganization which utilized U.S. tax loss and credit carryforwards pre-emergence and other matters, all of which impact both the underlying deferred taxes and the related valuation allowances.

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

Deferred income taxes and related valuation allowances

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating loss, tax credit and other carryforwards. The Company has recorded a deferred tax liability, net of valuation allowances, for U.S. and non-U.S. income taxes and non-U.S. withholding taxes of approximately $74 million as of December 31, 2011 on the undistributed earnings of certain consolidated and unconsolidated foreign affiliates as such earnings are intended to be repatriated in the foreseeable future. The Company has not provided for deferred income taxes or foreign withholding taxes on the remainder of undistributed earnings from certain consolidated foreign affiliates because such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax liability on such earnings as the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.

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

In determining the need for a valuation allowance, the Company also evaluates existing valuation allowances. Based upon this assessment, it is reasonably possible that the existing valuation allowance on approximately $18 million of deferred tax assets could be eliminated during 2012. Any decrease in the valuation allowance would result in a reduction in income tax expense in the quarter in which it is recorded. During the third quarter of 2011, the Company recorded a tax benefit of $8 million related to the reversal of a full valuation allowance with respect to the deferred tax assets of a foreign subsidiary. During the fourth quarter of 2011, the Company recorded a $66 million impairment charge attributable to the Company's Lighting assets. Approximately $16 million of the impairment charge related to jurisdictions where deferred tax assets are fully offset by a valuation allowance. The remaining $50 million related to other foreign jurisdictions where the Company concluded, based on the available evidence, it was more likely than not that the deferred tax assets associated with these jurisdictions would not be realized. During the fourth quarter of 2009, the Company concluded, based on the weight of available evidence that the deferred tax assets associated with its operations in Spain required a full valuation allowance which resulted in a charge to income tax expense of $12 million.

The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries, including Germany and France, until sufficient positive evidence exists to reduce or eliminate the valuation allowances. At December 31, 2011, the Company had net deferred tax assets, net of valuation allowances, of approximately $31 million in certain foreign jurisdictions, the realization of which is dependent on generating sufficient taxable income in future periods. While the Company believes it is more likely than not that these deferred tax assets will be realized, failure to achieve taxable income targets which considers, among other sources, future reversals of existing taxable temporary differences, would likely result in an increase in the valuation allowance in the applicable period.

The components of deferred income tax assets and liabilities are as follows:

	December 31
	2011	2010
	(Dollars in Millions)
Deferred tax assets
Employee benefit plans	$134	$139
Capitalized expenditures for tax reporting	111	135
Net operating losses and carryforwards	1,174	1,097
All other	253	279
Subtotal	1,672	1,650
Valuation allowance	(1,657)	(1,463)
Total deferred tax assets	$15	$187

Deferred tax liabilities
Depreciation and amortization	$1	$74
All other	153	257
Total deferred tax liabilities	154	331
Net deferred tax liabilities	$139	$144
At December 31, 2011, the Company had available non-U.S. net operating loss carryforwards and tax credit carryforwards of $1.3 billion and $9 million, respectively, which have carryforward periods ranging from 5 years to indefinite. The Company had available U.S. federal net operating loss carryforwards of $1.2 billion at December 31, 2011, which will expire at various dates between 2028 and 2031. U.S. foreign tax credit carryforwards are $320 million at December 31, 2011. These credits will begin to expire in 2015. The Company had available tax-effected U.S. state operating loss carryforwards of $19 million at December 31, 2011, which will expire at various dates between 2016 and 2031.

As a result of the annual limitation imposed under IRC Sections 382 and 383 on the utilization of net operating losses, credit carryforwards and certain built-in losses (collectively referred to as “tax attributes”) following an ownership change, it was determined that approximately $825 million of U.S. tax attributes will expire unutilized. The U.S. tax attributes are presented net of these limitations and uncertain tax positions. In addition, subsequent changes in ownership for purposes of IRC Sections 382 and 383 could further diminish the Company’s use of remaining U.S. tax attributes. As of the end of 2011, valuation allowances totaling $1.7 billion have been recorded against the Company’s deferred tax assets where recovery of the deferred tax assets is unlikely. Of this amount, $1.2 billion relates to the Company’s deferred tax assets in the U.S. and $486 million relates to deferred tax assets in certain foreign jurisdictions, including Germany, a pass-through entity for U.S. tax purposes.

Unrecognized Tax Benefits

As of December 31, 2011 and 2010, the Company’s gross unrecognized tax benefits were $123 million and $131 million, respectively, of which the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were approximately $69 million and $74 million, respectively. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. During 2011, the Company decreased its gross unrecognized tax benefits to reflect the remeasurement of uncertain tax positions related to ongoing audits in Europe, the closing of statutes for certain tax positions taken in prior years, and foreign currency. These decreases were partially offset by new tax positions expected to be taken in future tax filings, primarily related to the allocation of costs among the Company's global operations.

The Company recognizes interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties were $28 million and $22 million as of December 31, 2011 and 2010, respectively. Estimated interest and penalties related to the underpayment of income taxes represented a net tax benefit of $3 million during the three-month Successor period ended December 31, 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor		Predecessor
	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1
	2011	2010	2010
	(Dollars in Millions)
Beginning balance	$131	$126	$190
Tax positions related to current period
Additions	17	7	13
Tax positions related to prior periods
Additions	3	3	2
Reductions	(21)	(1)	(58)
Settlements with tax authorities	(1)	(1)	—
Lapses in statute of limitations	(1)	(2)	(18)
Effect of exchange rate changes	(5)	(1)	(3)
Ending balance	$123	$131	$126
The Company and its subsidiaries have operations in every major geographic region of the world and are subject to income taxes in the U.S. and numerous foreign jurisdictions. Accordingly, the Company files tax returns and is subject to examination by taxing authorities throughout the world, including such significant jurisdictions as Korea, India, Portugal, Spain, Czech Republic, Hungary, Mexico, China, Brazil, Germany, France and the United States. With certain exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2008 or state and local, or non-U.S. income tax examinations for years before 2002.

It is reasonably possible that the amount of the Company’s unrecognized tax benefits may change within the next twelve months as a result of settlement of ongoing audits, for changes in judgment as new information becomes available related to positions both already taken and those expected to be taken in tax returns, primarily related to transfer pricing-related initiatives, or from the closure of tax statutes. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. However, the Company believes it is reasonably possible it will reduce the amount of its existing unrecognized tax benefits impacting the effective tax rate by $1 million to $3 million million due to the lapse of statute of limitations.

Emergence from Chapter 11 Proceedings in 2010

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

Internal Revenue Code (“IRC”) Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. Generally, under a special rule applicable to ownership changes occurring in connection with a Chapter 11 plan of reorganization, the annual limitation amount is equal to the value of the company as of the date of emergence multiplied by a long-term tax exempt federal rate. With the filing of the 2010 federal U.S. tax return, the Company reported excludable CODI that reduced its tax attributes by approximately $60 million and expects an annual limitation under IRC Sections 382 and 383 as a result of an ownership change of approximately $120 million. As a result, the Company’s future U.S. taxable income may not be fully offset by its pre-emergence net operating losses and other tax attributes if such income exceeds the annual limitation, and the Company may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of IRC Sections 382 and 383 could further diminish the Company’s use of net operating losses and other tax attributes.

NOTE 17. Shareholders’ Equity and Non-controlling Interests

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

Treasury Stock

The Company held approximately 500,000 shares of Successor common stock in treasury at December 31, 2010 for use in satisfying obligations under employee incentive compensation arrangements. This amount increased to approximately 640,000 at December 31, 2011, primarily due to the net settlement of shares following employee vesting's of restricted stock awards. The Company values common stock held in treasury using the average cost method.

Warrants

The Ten Year Warrants may be net share settled and are recorded as permanent equity in the Company’s consolidated balance sheets with 476,034 warrants outstanding at December 31, 2011. The Ten Year Warrants were valued at $15.00 per share on October 1, 2010 using the Black-Scholes valuation model. Significant assumptions used in determining the fair value of such warrants at issuance included share price volatility and risk-free rate of return. The volatility assumption was based on the implied volatility and historical realized volatility for comparable companies. The risk-free rate assumption was based on U.S. Treasury bond yields.

The Five Year Warrants may be net share settled and are recorded as permanent equity in the Company’s consolidated balance sheets with 1,549,345 warrants outstanding at December 31, 2011. The Five Year Warrants were valued at $3.62 per share on October 1, 2010 using the Black-Scholes valuation model. Significant assumptions used in determining the fair value of such warrants at issuance included share price volatility and risk-free rate of return. The volatility assumption was based on the implied volatility and historical realized volatility for comparable companies. The risk-free rate assumption was based on U.S. Treasury bond yields.

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

Other

On January 9, 2012, the Company contributed 1,453,489 shares of company stock valued at approximately $70 million into its two largest U.S. defined benefit pension plans.

Accumulated Other Comprehensive (Loss) Income

The Accumulated other comprehensive (loss) income (“AOCI”) category of Shareholders’ equity, net of tax, includes:

	December 31
	2011	2010
	(Dollars in Millions)
Foreign currency translation adjustments	$(41)	$1
Pension and other postretirement benefit adjustments	25	51
Unrealized losses on derivatives	(9)	(2)
Total accumulated other comprehensive (loss) income	$(25)	$50

Non-controlling Interests

Non-controlling interests in the Visteon Corporation economic entity are as follows:

	December 31
	2011	2010
	(Dollars in Millions)
Halla Climate Control Corporation	$660	$633
Duckyang Industry Co. Ltd	—	28
Visteon Interiors Korea Ltd	20	19
Other	10	10
Total noncontrolling interests	$690	$690

The Company holds a 70% interest in Halla Climate Control Corporation (“Halla”), a consolidated subsidiary. Halla is headquartered in South Korea with operations in North America, Europe and Asia. Halla designs, develops and manufactures automotive climate control products, including air-conditioning systems, modules, compressors, and heat exchangers for sale to global OEMs.

Duckyang Industry Co., Ltd, Share Sale

On October 31, 2011, Visteon sold a 1% interest in Duckyang Industry Co., Ltd. ("Duckyang") and conveyed a board seat to the other partner (the "Transaction") . Prior to the Transaction, Visteon held approximately 51% of Duckyang's total shares outstanding and maintained board control. As a result of the Transaction, Visteon no longer controls the business and therefore, total assets of $217 million, total liabilities of $159 million, non-controlling interest of $29 million and related amounts deferred as accumulated other comprehensive income of $1 million, were deconsolidated from the Company's balance sheet. The Company's remaining 50% interest was recorded as equity in net assets of non-consolidated affiliates at a fair value of $33 million as of the Transaction date, which resulted in a $4 million remeasurement gain. The fair value was determined using certain financial analysis methodologies including the comparable companies analysis and the discounted cash flow analysis. The fair value measurement is classified within level 3 of the fair value hierarchy. The net impact of the deconsolidation and establishing the fair value of the outstanding ownership interest resulted in an $8 million deconsolidation gain. The consolidated statement of operations includes net sales of $588 million and cost of sales of $580 million associated with Duckyang for the first ten months that they were consolidated in 2011.

NOTE 18. Earnings Per Share

Basic net earnings per share of common stock is calculated by dividing reported net income attributable to Visteon by the average number of shares of common stock outstanding during the applicable period.

	Successor		Predecessor
	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1	Year Ended December 31
	2011	2010	2010	2009
	(Dollars in Millions, Except Per Share Amounts)
Numerator:
Net income attributable to Visteon	$80	$86	$940	$128
Denominator:
Average common stock outstanding	51.2	50.2	130.3	130.4
Dilutive effect of warrants	0.8	1.5	—	—
Diluted shares	52.0	51.7	130.3	130.4
Basic and Diluted per Share Data:
Earnings per share attributable to Visteon:
Basic	$1.56	$1.71	$7.21	$0.98
Diluted	$1.54	$1.66	$7.21	$0.98

Successor

Unvested restricted stock is a participating security and is therefore included in the computation of basic earnings per share under the two-class method. Options to purchase less than 1 million shares of common stock at exercise prices ranging from $44.55 per share to $74.08 per share were outstanding, but were not included in the computation of diluted earnings per share as inclusion of such items would be anti-dilutive.

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

•
Level 1 – Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

•
Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

•
Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	December 31, 2011
	(Dollars in Millions)
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Retirement plan assets	$474	$560	$466	$1,500
Liability Category
Foreign currency instruments	$—	$16	$—	$16

	December 31, 2010
	(Dollars in Millions)
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Retirement plan assets	$383	$488	$462	$1,333
Foreign currency instruments	—	1	—	1
Total	$383	$489	$462	$1,334
Liability Category
Interest rate swaps	$—	$1	$—	$1

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

Items Measured at Fair Value on a Non-recurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. Assets measured at fair value on a non-recurring basis during the year ended December 31, 2011 include the retained interest in Duckyang and the Lighting assets subject to the impairment analysis, refer to Note 17, “Shareholders' Equity and Non-controlling Interests" and Note 5, "Asset Impairments and Restructuring”, respectively for further information on these events. For further information on the assets and liabilities measured at fair value on a non-recurring basis during the Predecessor period ended October 1, 2010, refer to Note 4, “Fresh-Start Accounting.”

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

•	Insurance contracts are reported at cash surrender value and have no observable inputs.

The fair values of the Company’s U.S. retirement plan assets are as follows:

	December 31, 2011
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Registered investment companies	$176	$—	—	$176
Common trust funds	—	216	—	216
LDI	—	256	—	256
GTAA	—	—	142	142
Common and preferred stock	150	—	—	150
HFF	—	—	128	128
Cash and cash equivalents	74	—	—	74
Insurance contracts	—	—	10	10
Total	$400	$472	280	$1,152

	December 31, 2010
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Registered investment companies	$140	$—	$—	$140
Common trust funds	—	205	—	205
LDI	—	208	—	208
GTAA	—	—	150	150
Common and preferred stock	139	—	—	139
HFF	—	—	119	119
Cash and cash equivalents	26	—	—	26
Insurance contracts	—	—	9	9
Total	$305	$413	$278	$996

The fair value measurements which used significant unobservable inputs are as follows:

	GTAA	HFF	Insurance contracts
	(Dollars in Millions)
Predecessor – Ending balance at December 31, 2009	$130	$113	$10
Actual return on plan assets:
Relating to assets still held at the reporting date	11	3	1
Purchases, sales and settlements	—	—	(1)
Predecessor – Ending balance at October 1, 2010	$141	$116	$10
Actual return on plan assets:
Relating to assets still held at the reporting date	9	3	(1)
Successor – Ending balance at December 31, 2010	$150	$119	$9
Actual return on plan assets:
Relating to assets still held at the reporting date	(8)	(1)	1
Purchases, sales and settlements	—	10	—
Successor – Ending balance at December 31, 2011	$142	$128	$10

The fair values of the Company’s Non-U.S. retirement plan assets are as follows:

	December 31, 2011
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Insurance contracts	$—	$—	$180	$180
Treasury and government securities	—	58	—	58
Registered investment companies	53	—	—	53
Cash and cash equivalents	12	—	—	12
Corporate debt securities	—	14	—	14
Common trust funds	—	6	—	6
Limited partnerships (HFF)	—	—	6	6
Common and preferred stock	2	—	—	2
Other	7	10	—	17
Total	$74	$88	$186	$348

	December 31, 2010
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Insurance contracts	$—	$—	$179	$179
Treasury and government securities	—	51	—	51
Registered investment companies	62	—	—	62
Cash and cash equivalents	13	—	—	13
Corporate debt securities	—	8	—	8
Common trust funds	—	6	—	6
Limited partnerships (HFF)	—	—	5	5
Common and preferred stock	3	—	—	3
Other	—	10	—	10
Total	$78	$75	$184	$337

Fair value measurements which used significant unobservable inputs are as follows:

	Insurance contracts	HFF
	(Dollars in Millions)
Predecessor – Ending balance at December 31, 2009	$180	$4
Actual return on plan assets:
Relating to assets held at the reporting date	(1)	—
Purchases, sales and settlements	(1)	—
Predecessor – Ending balance at October 1, 2010	$178	$4
Actual return on plan assets:
Relating to assets held at the reporting date	(1)	—
Purchases, sales and settlements	2	1
Successor – Ending balance at December 31, 2010	$179	$5
Actual return on plan assets:
Relating to assets held at the reporting date	4	—
Purchases, sales and settlements	(3)	1
Successor – Ending balance at December 31, 2011	$180	$6

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

For a designated cash flow hedge, the effective portion of the change in the fair value of the derivative instrument is recorded in Accumulated other comprehensive (loss) income in the consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in Accumulated other comprehensive (loss) income is recorded in earnings and reflected in the consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in operating results. For a designated fair value hedge, both the effective and ineffective portions of the change in the fair value of the derivative instrument are recorded in earnings and reflected in the consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a designated net investment hedge, the effective portion of the change in the fair value of the derivative instrument is recorded as a cumulative translation adjustment in Accumulated other comprehensive (loss) income in the consolidated balance sheet. Cash flows associated with designated hedges are reported in the same category as the underlying hedged item. Derivatives not designated as a hedge are adjusted to fair value through operating results. Cash flows associated with non-designated derivatives are reported in Net cash provided from operating activities in the Company’s consolidated statements of cash flows.

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

As of December 31, 2011 and 2010, the Company had forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $741 million and $529 million, respectively. Fair value estimates of these contracts are based on quoted market prices. A portion of these instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the Accumulated other comprehensive (loss) income component of Shareholders’ equity in the Company’s consolidated balance sheet. The ineffective portion of these instruments is recorded as Cost of sales in the Company’s consolidated statement of operations.

Interest Rate Risk

As of December 31, 2011, the Company has no outstanding interest rate swaps. On April 6, 2011, the Company refinanced its variable rate Term Loan with a fixed rate bond and as of December 31, 2011, the Company holds primarily fixed rate debt. In conjunction with the refinancing of the Term Loan, the Company terminated outstanding interest rate swaps with a notional amount of $250 million for a loss of less than $1 million, which was recorded as interest expense. Approximately 50% and 87% of the Company's borrowings were effectively on a fixed rate basis as of December 31, 2010 and December 31, 2011, respectively. As of December 31, 2010, the net fair value of interest rate swaps was a liability of $1 million.

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s consolidated balance sheets at December 31, 2011 and 2010 as follows (dollars in millions):

	Assets			Liabilities
Risk Hedged	Classification	2011	2010	Classification	2011	2010
Designated
Foreign currency	Other current assets	$—	$—	Other current assets	$—	$1
Foreign currency	Other current liabilities	8	1	Other current liabilities	24	2
Interest rates	Other non-current assets	—	—	Other non-current assets	—	1

Non-designated
Foreign currency	Other current assets	—	2	Other current assets	—	—
Foreign currency	Other current liabilities	—	2	Other current liabilities	—	1
		$8	$5		$24	$5

Gains and losses associated with derivative financial instruments recorded in Cost of sales and Interest expense for the year ended December 31, 2011, the three-month Successor period ended December 31, 2010, and the nine–month Predecessor period ended October 1, 2010 are as follows:

	Amount of Gain (Loss)
	Recorded in AOCI			AOCI into Income			Recorded in Income
	Successor		Predecessor	Successor		Predecessor	Successor		Predecessor
	2011	2010	2010	2011	2010	2010	2011	2010	2010
Foreign currency risk – Cost of sales
Cash flow hedges	$(8)	$(1)	$—	$5	$1	$6	$—	$—	$—
Non-designated cash flow hedges	—	—	—	—	—	—	(4)	3	(1)
	$(8)	$(1)	$—	$5	$1	$6	$(4)	$3	$(1)
Interest rate risk – Interest expense
Cash flow hedges	$1	$(1)	$—	$—	$—	$—	$—	$—	$—

Concentrations of Credit Risk

Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty and through monitoring counterparty credit risks. The Company’s concentration of credit risk related to derivative contracts at December 31, 2011 and December 31, 2010 is not significant.

With the exception of the customers below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at December 31, 2011 and 2010, respectively.

	2011	2010
Ford and affiliates	24%	22%
Hyundai Motor Company	10%	17%
Hyundai Mobis Company	14%	14%

Management periodically performs credit evaluations of its customers and generally does not require collateral.

NOTE 21. Commitments and Contingencies

Guarantees and Commitments

The Company has guaranteed approximately $36 million for lease payments related to its subsidiaries for between one and ten years. In connection with the January 2009 PBGC Agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million, the term of this guarantee is dependent upon certain contingent events as set forth in the PBGC Agreement.

Purchase Obligations

In December 2010, the Company entered into a stipulation agreement obligating the Company to purchase certain professional services totaling $14 million on or before February 29, 2012 or to make payment of such amount on such date. This agreement was contingent on Court approval and was subsequently re-negotiated in March 2011, whereby the obligation was reduced to $13 million. This agreement was approved by the Court in April 2011. During 2011, the parties agreed that the date by which the services must be purchased was extended to August 29, 2012 in order to be credited against the $13 million payment required to be made on February 29, 2012. As of December 31, 2011, approximately $4 million of these professional services have been recognized.

In January 2003, the Company commenced a 10-year outsourcing agreement with International Business Machines (“IBM”) pursuant to which the Company outsources most of its information technology needs on a global basis, including mainframe support services, data centers, customer support centers, application development and maintenance, data network management, desktop support, disaster recovery and web hosting (“IBM Outsourcing Agreement”). During 2006, the IBM Outsourcing Agreement was modified to change the service delivery model and related service charges. Expenses incurred under the IBM Outsourcing Agreement were approximately $13 million during the year ended December 31, 2011, $4 million during the three–month Successor period ended December 31, 2010, $18 million during the nine–month Predecessor period ended October 1, 2010, and $80 million during 2009.

Effective February 18, 2010, the date of the Court order, the Debtors entered into a settlement agreement with IBM (the “Settlement Agreement”), assumed the IBM Outsourcing Agreement, as amended and restated pursuant to the Settlement Agreement and agreed to the payment of cure amounts totaling approximately $11 million in connection therewith. The service charges under the IBM Outsourcing Agreement as amended and restated pursuant to the Settlement Agreement are expected to aggregate approximately $22 million during the remaining term of the agreement, subject to changes based on the Company’s actual consumption of services to meet its then current business needs. The outsourcing agreement may also be terminated for the Company’s business convenience under the agreement for a scheduled termination fee.

Operating Leases

At December 31, 2011, the Company had the following minimum rental commitments under non-cancelable operating leases: 2012 — $31 million; 2013 — $24 million; 2014 — $18 million; 2015 — $12 million; 2016 — $9 million; thereafter — $31 million. Rent expense was $44 million for the year ended December 31, 2011, $11 million for the three-month Successor period ended December 31, 2010, $33 million for the nine-month Predecessor period ended October 1, 2010, and $64 million for 2009.

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

In December of 2009, the Court granted the Debtors' motion in part authorizing them to terminate or amend certain other postretirement employee benefits, including health care and life insurance. On December 29, 2009, the IUE-CWA, the Industrial Division of the Communications Workers of America, AFL-CIO, CLC, filed a notice of appeal of the Court's order with the District Court. By order dated March 31, 2010, the District Court affirmed the Court's order in all respects. On April 1, 2010, the IUE filed a notice of appeal. On July 13, 2010, the Circuit Court reversed the order of the District Court as to the IUE-CWA and directed the District Court to, among other things, direct the Court to order the Company to take whatever action is necessary to immediately restore terminated or modified benefits to their pre-termination/modification levels. On July 27, 2010, the Company filed a Petition for Rehearing or Rehearing En Banc requesting that the Circuit Court review the panel’s decision, which was denied. By orders dated August 30, 2010, the Court ruled that the Company should restore certain other postretirement employee benefits to the appellant-retirees and also to salaried retirees and certain retirees of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”). On September 1, 2010, the Company filed a Notice of Appeal to the District Court of the Court's decision to include non-appealing retirees, and on September 15, 2010 the UAW filed a Notice of Cross-Appeal. The appeals process includes mandatory mediation of the dispute. The Company subsequently reached an agreement with the original appellants in late-September 2010, which resulted in the Company not restoring other postretirement employee benefits of such retirees. On September 30, 2010, the UAW filed a complaint, which it amended on October 1, 2010, in the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after the Effective Date. The Company has filed a motion to dismiss the UAW's complaint and a motion to transfer the case to the District of Delaware, which motions are pending. In July 2011, the Company engaged in mediation with the UAW, which was not successful. The parties have established a briefing schedule on the Company's motions pending in the Eastern District of Michigan and the court have scheduled a hearing for May 2012. The parties will also establish a briefing schedule on the parties' appeals pending in the District of Delaware.

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

In June of 2009, the UK Pensions Regulator advised the Administrators of the UK Debtor that it was investigating whether there were grounds for regulatory intervention under various provisions of the UK Pensions Act 2004 in relation to an alleged funding deficiency in respect of the UK Debtor pension plan. In October of 2009, the trustee of the UK Debtor pension plan filed proofs of claim against each of the Debtors asserting contingent and unliquidated claims pursuant to the UK Pensions Act 2004 and the UK Pensions Act 1995 for liabilities related to a funding deficiency of the UK Debtor pension plan of approximately $555 million as of March 31, 2009. The trustee of the Visteon Engineering Services Limited (“VES”) pension plan also submitted proofs of claim against each of the Debtors asserting contingent and unliquidated claims pursuant to the UK Pensions Act 2004 and the UK Pensions Act 1995 for liabilities related to an alleged funding deficiency of the VES pension plan of approximately $118 million as of March 31, 2009. On May 11, 2010, the UK Debtor Pension Trustees Limited, the creditors’ committee, and the Debtors entered in a stipulation whereby the UK Debtor Pension Trustees Limited agreed to withdraw all claims asserted against the Debtors with prejudice, which the Court approved on May 12, 2010. The trustee of the VES pension plan also agreed to withdraw all claims against each of the Debtors. The UK Pensions Regulator has notified the trustee directors of the UK Debtor pension plan that it has concluded not to seek contribution or financial support from any of the affiliated entities outside the UK with respect to their claims.

On October 28, 2011, Cadiz Electronica, S.A., an indirect, wholly-owned subsidiary of the Company organized under the laws of Spain ("Cadiz"), filed an application with the Commercial Court of Cadiz to commence a pre-insolvency proceeding under the Insolvency Law of Spain. Under the pre-insolvency proceeding, Cadiz continues to manage its business and assets, but has up to four months to reach an arrangement with its creditors to avoid an insolvency proceeding or before an involuntary insolvency proceeding can be commenced. Cadiz announced its intention to permanently cease production and close its facility in El Puerto de Santa Maria, Cadiz, Spain during the second quarter of 2011. In January 2012, Cadiz's sole shareholder resolved to commence the dissolution of Cadiz in accordance with applicable Spanish corporate laws. Following discussions with local unions, works committee and appropriate public authorities, Cadiz tentatively agreed to contribute its land, buildings and machinery to the local municipality, and settled with the local unions and works committee on employee severance matters. See Note 5, "Asset Impairments and Restructuring."

Several current and former employees of Visteon Deutschland GmbH (“Visteon Germany”) filed civil actions against Visteon Germany in various German courts beginning in August 2007 seeking damages for the alleged violation of German pension laws that prohibit the use of pension benefit formulas that differ for salaried and hourly employees without adequate justification. Several of these actions have been joined as pilot cases. In a written decision issued in April 2010, the Federal Labor Court issued a declaratory judgment in favor of the plaintiffs in the pilot cases. To date, more than 600 current and former employees have filed similar actions or have inquired as to or been granted additional benefits, and an additional 750 current and former employees are similarly situated. The Company's remaining reserve for unsettled cases is approximately $8 million and is based on the Company’s best estimate as to the number and value of the claims that will be made in connection with the pension plan. However, the Company’s estimate is subject to many uncertainties which could result in Visteon Germany incurring amounts in excess of the reserved amount of up to approximately $8 million.

During the third quarter of 2011, the Company received a formal request from the competition unit of the European Commission for documents and information in connection with its on-going investigation into alleged anti-competitive behavior relating to specific automotive electronic components in the European Union/European Economic Area. The Company has responded to request. The Company's policy is to comply with all laws and regulations, including all antitrust and competition laws, and it intends to cooperate fully with the European Commission in the context of its ongoing investigation.

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

	Successor		Predecessor
	Year Ended	Three Months Ended	Nine Months Ended
	December 31	December 31	October 1
	2011	2010	2010
	(Dollars in Millions)
Beginning balance	$75	$76	$79
Accruals for products shipped	21	7	19
Changes in estimates	(12)	(2)	(4)
Settlements	(19)	(6)	(18)
Ending balance	$65	$75	$76

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

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At December 31, 2011, the Company had recorded a reserve of approximately $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at December 31, 2011 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

In April 2011, the Company announced a new operating structure for use by the CODM Group in managing the business based on specific global product lines rather than reporting at a broader global product group level as was historically utilized by the CODM Group. Under the historical global product group reporting, the results of each of the Company’s facilities were grouped for reporting purposes into segments based on the predominant product line offering of the respective facility, as separate product line results within each facility were not historically available. During the second quarter of 2011 the Company completed the process of realigning systems and reporting structures to facilitate financial reporting under the revised organizational structure such that the results for each product line within each facility can be separately identified. The information reviewed by the CODM Group has been updated to reflect the new structure. The financial results included below have been recast for all periods to reflect the updated structure.

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

The Company’s reportable segments are as follows:

•
Climate — The Company’s Climate product line includes climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems. Climate accounted for approximately 49%, 49%, 48%, and 43% of the Company’s total product sales, excluding intra-product line eliminations, for the year ended December 31, 2011, the three-month Successor period ended December 31, 2010, the nine–month Predecessor period ended October 1, 2010 and the year ended December 31, 2009, respectively.

•
Electronics — The Company’s Electronics product line includes audio systems, infotainment systems, driver information systems, powertrain and feature control modules, climate controls, and electronic control modules. Electronics accounted for approximately 17%, 17%, 17%, and 18% of the Company’s total product sales, excluding intra-product line eliminations, for the year ended December 31, 2011, the three-month Successor period ended December 31, 2010, the nine–month Predecessor period ended October 1, 2010 and the year ended December 31, 2009, respectively.

•
Interiors — The Company’s Interiors product line includes instrument panels, cockpit modules, door trim and floor consoles. Interiors accounted for approximately 28%, 28%, 29%, and 33% of the Company’s total product sales, excluding intra-product line eliminations, for the year ended December 31, 2011, the three-month Successor period ended December 31, 2010, the nine-month Predecessor period ended October 1, 2010 and the years ended December 31, 2009, respectively.

•
Lighting — The Company’s Lighting product line includes headlamps, rear combination lamps, center high-mounted stop lamps, fog lamps and electronic control modules. Lighting accounted for approximately 6% of the Company’s total product sales, excluding intra-product line eliminations, in the year ended December 31, 2011, the three-month Successor period ended December 31, 2010, the nine-month Predecessor period ended October 1, 2010 and the year ended December 31, 2009.

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

The accounting policies for the reportable segments are the same as those described in the Note 2 "Significant Accounting Policies” to the Company’s consolidated financial statements. Key financial measures reviewed by the Company’s chief operating decision makers are as follows (dollars in millions):

	Net Sales				Gross Margin
	Successor		Predecessor		Successor		Predecessor
	Year Ended	Three Months Ended	Nine Months Ended	Year Ended	Year Ended	Three Months Ended	Nine Months Ended	Year Ended
	December 31		October 1	December 31	December 31		October 1	December 31
	2011	2010	2010	2009	2011	2010	2010	2009
Climate	$4,053	$954	$2,660	$2,835	$354	$115	$326	$370
Electronics	1,367	326	935	1,208	130	90	137	124
Interiors	2,285	554	1,641	2,137	141	37	90	114
Lighting	531	111	345	361	18	2	10	(15)
Eliminations	(189)	(59)	(144)	(121)	—	—	—	—
Total Products	8,047	1,886	5,437	6,420	643	244	563	593
Services	—	1	142	265	—	—	2	4
Total consolidated	$8,047	$1,887	$5,579	$6,685	$643	$244	$565	$597

The above amounts include product sales of $2.2 billion during the year ended December 31, 2011, $430 million during the three–month Successor period ended December 31, 2010, $1.4 billion during the nine-month Predecessor period ended October 1, 2010 and $1.8 billion during 2009 to Ford Motor Company and $2.5 billion during the year ended December 31, 2011, $591 million during the three–month Successor period ended December 31, 2010, $1.5 billion during the nine–month Predecessor period ended October 1, 2010 and $1.7 billion during 2009 to Hyundai Kia Automotive Group.

Segment Operating Assets

	Inventories, net		Property and Equipment, net
	2011	2010	2011	2010
	(Dollars in Millions)
Climate	$236	$214	$934	$968
Electronics	66	73	144	159
Interiors	47	50	171	212
Lighting	31	25	42	109
Other	1	2	—	—
Total Products	381	364	1,291	1,448
Corporate	—	—	121	128
Total consolidated	$381	$364	$1,412	$1,576

Segment Expenditures

	Depreciation and Amortization				Capital Expenditures
	Successor		Predecessor		Successor		Predecessor
	Year Ended	Three Months Ended	Nine Months Ended	Year Ended	Year Ended	Three Months Ended	Nine Months Ended	Year Ended
	December 31		October 1	December 31	December 31		October 1	December 31
	2011	2010	2010	2009	2011	2010	2010	2009
	(Dollars in Millions)
Climate	$187	$46	$102	$137	$168	$56	$60	$74
Electronics	40	8	20	44	26	11	12	19
Interiors	37	8	27	49	38	14	20	34
Lighting	21	4	22	45	18	7	17	16
Total Products	285	66	171	275	250	88	109	143
Corporate	31	7	36	77	8	4	8	8
Total consolidated	$316	$73	$207	$352	$258	$92	$117	$151

Certain adjustments are necessary to reconcile segment financial information to the Company’s consolidated amounts. Corporate reconciling items are related to the Company’s technical centers, corporate headquarters and other administrative and support functions.

Financial Information by Geographic Region

	Net Sales				Property and Equipment, net
	Successor		Predecessor
	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1	Year Ended December 31
	2011	2010	2010	2009	2011	2010
		(Dollars in Millions)
Geographic region:
United States	$1,252	$271	$1,155	$1,710	$199	$240
Mexico	56	13	36	27	26	27
Canada	105	21	61	46	29	31
Intra-region eliminations	(33)	(10)	(40)	(29)	—	—
North America	1,380	295	1,212	1,754	254	298
Germany	199	40	129	158	20	26
France	713	177	512	609	96	101
United Kingdom	—	—	—	34	3	4
Portugal	468	91	304	441	78	80
Spain	421	115	311	287	42	45
Czech Republic	597	131	387	449	67	121
Hungary	321	82	258	315	63	65
Other Europe	517	125	292	293	70	63
Intra-region eliminations	(122)	(29)	(81)	(93)	—	—
Europe	3,114	732	2,112	2,493	439	505
Korea	2,488	583	1,520	1,589	428	476
China	555	125	325	380	116	90
India	355	85	225	213	80	96
Japan	221	62	152	138	13	14
Other Asia	244	71	177	142	27	33
Intra-region eliminations	(304)	(66)	(166)	(158)	—	—
Asia	3,559	860	2,233	2,304	664	709
South America	511	123	386	427	55	64
Inter-region eliminations	(517)	(123)	(364)	(293)	—	—
	$8,047	$1,887	$5,579	$6,685	$1,412	$1,576

NOTE 23. Condensed Consolidating Financial Information of Guarantor Subsidiaries

On April 6, 2011, the Company completed the sale of the Senior Notes. The Senior Notes were issued under an Indenture, dated April 6, 2011 (the “Indenture”), among the Company, the subsidiary guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Indenture and the form of Senior Notes provide, among other things, that the Senior Notes are be senior unsecured obligations of the Company. Interest is payable on the Senior Notes on April 15 and October 15 of each year beginning on October 15, 2011 until maturity. Each of the Company’s existing and future wholly owned domestic restricted subsidiaries that guarantee debt under the Company’s asset based credit facility guarantee the Senior Notes.

Guarantor Financial Statements

Certain subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Company’s Senior Credit Agreements. The Guarantor Subsidiaries include: Visteon Electronics Corporation; Visteon European Holdings, Inc.; Visteon Global Treasury, Inc.; Visteon International Business Development, Inc.; Visteon International Holdings, Inc.; Visteon Global Technologies, Inc.; Visteon Systems, LLC; and VC Aviation Services, LLC.

The guarantor financial statements are comprised of the following condensed consolidating financial information:

•	The Parent Company, the issuer of the guaranteed obligations;

•	Guarantor subsidiaries, on a combined basis, as specified in the indentures related to the Senior Notes;

•	Non-guarantor subsidiaries, on a combined basis;

•
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate the investments in subsidiaries, and (c) record consolidating entries.

VISTEON CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Successor - Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net sales	$304	$1,848	$7,099	$(1,204)	$8,047

Cost of sales	532	1,488	6,588	(1,204)	7,404

Gross margin	(228)	360	511	—	643
Selling, general and administrative expenses	106	67	225	—	398
Restructuring expenses	—	—	24	—	24
Other (income) expense, net	5	(6)	(2)	—	(3)
Deconsolidation gains	—	—	(8)	—	(8)
Asset impairments	9	6	51	—	66
Operating (loss) income	(348)	293	221	—	166
Interest expense, net	38	(12)	3	—	29
Loss on debt extinguishment	24	—	—	—	24
Equity in net income of non-consolidated affiliates	—	—	168	—	168
(Loss) income before income taxes and earnings of subsidiaries	(410)	305	386	—	281
Provision for income taxes	—	—	127	—	127
(Loss) income before earnings of subsidiaries	(410)	305	259	—	154
Equity in earnings of consolidated subsidiaries	490	172	—	(662)	—
Net income	80	477	259	(662)	154
Net income attributable to non-controlling interests	—	—	74	—	74
Net income attributable to Visteon Corporation	$80	$477	$185	$(662)	$80

	Successor - Three Months Ended December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net sales
Products	$55	$381	$1,695	$(245)	$1,886
Services	1	—	—	—	1
	56	381	1,695	(245)	1,887
Cost of sales
Products	413	183	1,291	(245)	1,642
Services	1	—	—	—	1
Cost of sales	414	183	1,291	(245)	1,643
Gross margin	(358)	198	404	—	244
Selling, general and administrative expenses	38	25	47	—	110
Restructuring expenses	1	—	27	—	28
Other (income) expense, net	14	—	(1)	—	13
Operating (loss) income	(411)	173	331	—	93
Interest expense, net	13	(4)	1	—	10
Equity in net income of non-consolidated affiliates	—	—	41	—	41
(Loss) income before income taxes and earnings of subsidiaries	(424)	177	371	—	124
Provision for income taxes	(3)	1	21	—	19
(Loss) income before earnings of subsidiaries	(421)	176	350	—	105
Equity in earnings of consolidated subsidiaries	507	58	—	(565)	—
Net income	86	234	350	(565)	105
Net income attributable to non-controlling interests	—	—	19	—	19
Net income attributable to Visteon Corporation	$86	$234	$331	$(565)	$86

	Predecessor - Nine Months Ended October 1, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net sales
Products	$293	$1,191	$4,730	$(777)	$5,437
Services	142	—	—	—	142
	435	1,191	4,730	(777)	5,579
Cost of sales
Products	349	779	4,523	(777)	4,874
Services	140	—	—	—	140
	489	779	4,523	(777)	5,014
Gross margin	(54)	412	207	—	565
Selling, general and administrative expenses	86	44	141	—	271
Restructuring expenses	7	1	12	—	20
Reorganization items, net	(8,566)	9,379	(1,746)	—	(933)
Asset impairments	4	—	—	—	4
Other (income) expense, net	20	(1)	2	—	21
Operating income (loss)	8,395	(9,011)	1,798	—	1,182
Interest expense, net	181	(19)	(2)	—	160
Equity in net income of non-consolidated affiliates	1	—	104	—	105
Income (loss) before income taxes and earnings of subsidiaries	8,215	(8,992)	1,904	—	1,127
Provision for income taxes	2	—	129	—	131
Income (loss) before earnings of subsidiaries	8,213	(8,992)	1,775	—	996
Equity in earnings of consolidated subsidiaries	(7,273)	1,371	—	5,902	—
Net income (loss)	940	(7,621)	1,775	5,902	996
Net income attributable to non-controlling interests	—	—	56	—	56
Net income attributable to Visteon Corporation	$940	$(7,621)	$1,719	$5,902	$940

	Predecessor - Year Ended December 31, 2009
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net sales
Products	$374	$1,499	$5,471	$(924)	$6,420
Services	265	—	—	—	265
	639	1,499	5,471	(924)	6,685
Cost of sales
Products	592	1,068	5091	(924)	5,827
Services	261	—	—	—	261
	853	1,068	5091	(924)	6,088

Gross margin	(214)	431	380	—	597
Selling, general and administrative expenses	80	62	189	—	331
Restructuring expenses	33	8	43	—	84
Reimbursement from escrow account	62	—	—	—	62
Reorganization items	60	—	—	—	60
Deconsolidation gain	(95)	—	—	—	(95)
Asset impairments	—	5	4	—	9
Other (income) expense, net	(20)	—	—	—	(20)
Operating (loss) income	(210)	356	144	—	290
Interest expense, net	109	(9)	6	—	106
Equity in net (loss) income of non-consolidated affiliates	(1)	—	81	—	80
(Loss) income before income taxes and earnings of subsidiaries	(320)	365	219	—	264
(Benefit from) provision for income taxes	(3)	1	82	—	80
(Loss) income before earnings of subsidiaries	(317)	364	137	—	184
Equity in earnings of consolidated subsidiaries	445	477	—	(922)	—
Net income	128	841	137	(922)	184
Net income attributable to non-controlling interests	—	—	56	—	56
Net income attributable to Visteon Corporation	$128	$841	$81	$(922)	$128

VISTEON CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Cash and equivalents	$114	$55	$554	$—	$723
Accounts receivable, net	235	540	1,011	(719)	1,067
Inventories, net	18	25	338	—	381
Other current assets	29	53	245	—	327
Total current assets	396	673	2,148	(719)	2,498

Property and equipment, net	89	81	1,242	—	1,412
Investment in affiliates	1,873	1,533	—	(3,406)	—
Equity in net assets of non-consolidated affiliates	—	—	644	—	644
Intangible assets, net	82	59	212	—	353
Other non-current assets	14	23	55	(26)	66
Total assets	$2,454	$2,369	$4,301	$(4,151)	$4,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt, including current portion of long-term debt	$90	$13	$217	$(233)	$87
Accounts payable	170	210	1,110	(486)	1,004
Other current liabilities	70	21	375	—	466
Total current liabilities	330	244	1,702	(719)	1,557

Long-term debt	497	—	41	(26)	512
Employee benefits	301	47	147	—	495
Other non-current liabilities	19	5	388	—	412

Shareholders’ equity:
Total Visteon Corporation shareholders’ equity	1,307	2,073	1,333	(3,406)	1,307
Non-controlling interests	—	—	690	—	690
Total shareholders’ equity	1,307	2,073	2,023	(3,406)	1,997
Total liabilities and shareholders’ equity	$2,454	$2,369	$4,301	$(4,151)	$4,973

	December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Cash and equivalents	$153	$81	$671	$—	$905
Accounts receivable, net	160	956	1,204	(1,228)	1,092
Inventories, net	16	25	323	—	364
Other current assets	93	28	220	—	341
Total current assets	422	1,090	2,418	(1,228)	2,702

Property and equipment, net	104	105	1,367	—	1,576
Investment in affiliates	2,357	1,193	—	(3,550)	—
Equity in net assets of non-consolidated affiliates	—	—	439	—	439
Intangible assets, net	90	76	236	—	402
Other non-current assets	65	439	55	(470)	89
Total assets	$3,038	$2,903	$4,515	$(5,248)	$5,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt, including current portion of long-term debt	$644	$10	$247	$(823)	$78
Accounts payable	186	198	1,218	(399)	1,203
Other current liabilities	142	34	391	(6)	561
Total current liabilities	972	242	1,856	(1,228)	1,842

Long-term debt	472	—	481	(470)	483
Employee benefits	307	74	145	—	526
Other non-current liabilities	27	5	375	—	407
					—
Shareholders’ equity:					—
Total Visteon Corporation shareholders’ equity	1,260	2,582	968	(3,550)	1,260
Non-controlling interests	—	—	690	—	690
Total shareholders’ equity	1,260	2,582	1,658	(3,550)	1,950
Total liabilities and shareholders’ equity	$3,038	$2,903	$4,515	$(5,248)	$5,208

VISTEON CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Successor - Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided from operating activities	$(163)	$(75)	$413	$—	$175
Investing activities
Capital expenditures	(4)	(12)	(242)	—	(258)
Dividends received from consolidated affiliates	109	173	—	(282)	—
Cash associated with deconsolidations	—	—	(52)	—	(52)
Acquisitions of joint venture interests	—	—	(29)	—	(29)
Proceeds from divestitures and asset sales	—	—	14	—	14
Other	—	—	(6)	—	(6)
Net cash used by investing activities	105	161	(315)	(282)	(331)
Financing activities
Cash restriction, net	58	—	(7)	—	51
Short term debt, net	—	—	17	—	17
Proceeds from issuance of debt, net of issuance costs	492	—	11	—	503
Principal payments on debt	(501)	—	(12)	—	(513)
Rights offering fees	(33)	—	—	—	(33)
Dividends paid to consolidated affiliates	—	(109)	(173)	282	—
Other	3	—	(31)	—	(28)
Net cash provided from (used by) financing activities	19	(109)	(195)	282	(3)
Effect of exchange rate changes on cash and equivalents	—	(3)	(20)	—	(23)
Net increase (decrease) in cash and equivalents	(39)	(26)	(117)	—	(182)
Cash and equivalents at beginning of period	153	81	671	—	905
Cash and equivalents at end of period	$114	$55	$554	$—	$723

	Successor - Three Months Ended December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(Dollars in Millions)
Net cash provided from operating activities	$79	$21	$54	$—	$154
Investing activities
Capital expenditures	(2)	(2)	(88)	—	(92)
Dividends received from consolidated affiliates	—	8	—	(8)	—
Proceeds from divestitures and asset sales	—	—	16	—	16
Net cash (used by) provided from investing activities	(2)	6	(72)	(8)	(76)
Financing activities
Cash restriction, net	11	—	5	—	16
Short term debt, net	—	—	6	—	6
Principal payments on debt	(1)	—	(60)	—	(61)
Dividends paid to consolidated affiliates	—	—	(8)	8	—
Other	2	—	(3)	—	(1)
Net cash provided from (used by) financing activities	12	—	(60)	8	(40)
Effect of exchange rate changes on cash and equivalents	—	(1)	2	—	1
Net increase (decrease) in cash and equivalents	89	26	(76)	—	39
Cash and equivalents at beginning of period	64	55	747	—	866
Cash and equivalents at end of period	$153	$81	$671	$—	$905

	Predecessor - Nine Months Ended October 1, 2010
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net cash (used by) provided from operating activities	$(309)	$(99)	$428	$—	$20
Investing activities
Capital expenditures	(4)	(5)	(108)	—	(117)
Proceeds from divestitures and asset sales	11	1	33	—	45
Dividends received from consolidated affiliates	44	129	—	(173)	—
Acquisitions of joint venture interests	—	—	(3)	—	(3)
Net cash provided from (used by) investing activities	51	125	(78)	(173)	(75)
Financing activities
Cash restriction, net	12	—	31	—	43
Short term debt, net	—	—	(9)	—	(9)
Payment of DIP facility	(75)	—	—	—	(75)
Proceeds from issuance of debt, net of issuance costs	472	—	9	—	481
Proceeds from rights offering, net of issuance costs	1,190	—	—	—	1,190
Principal payments on debt	(1,628)	—	(23)	—	(1,651)
Dividends paid to consolidated affiliates	—	(44)	(129)	173	—
Other	(2)	—	(19)	—	(21)
Net cash used by financing activities	(31)	(44)	(140)	173	(42)
Effect of exchange rate changes on cash and equivalents	—	(3)	4	—	1
Net (decrease) increase in cash and equivalents	(289)	(21)	214	—	(96)
Cash and equivalents at beginning of period	353	76	533	—	962
Cash and equivalents at end of period	$64	$55	$747	$—	$866

	Predecessor - Year Ended December 31, 2009
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(Dollars in Millions)
Net cash (used by) provided from operating activities	$(223)	$(68)	$432	$—	$141
Investing activities
Capital expenditures	(11)	(7)	(133)	—	(151)
Proceeds from divestitures and asset sales	1	1	67	—	69
Acquisitions of joint venture interests	—	—	(30)	—	(30)
Dividends received from consolidated affiliates	—	103	—	(103)	—
Cash associated with deconsolidation	—	—	(11)	—	(11)
Net cash (used by) provided from investing activities	(10)	97	(107)	(103)	(123)
Financing activities
Cash restriction, net	(94)	—	(39)	—	(133)
Short term debt, net	—	—	(19)	—	(19)
Proceeds from DIP facility, net of issuance costs	71	—	—	—	71
Proceeds from issuance of debt, net of issuance costs	30	—	27	—	57
Principal payments on debt	(21)	—	(152)	—	(173)
Dividends paid to consolidated affiliates	—	—	(103)	103	—
Other	(47)	7	(22)	—	(62)
Net cash (used by) provided from financing activities	(61)	7	(308)	103	(259)
Effect of exchange rate changes on cash and equivalents	—	—	23	—	23
Net (decrease) increase in cash and equivalents	(294)	36	40	—	(218)
Cash and equivalents at beginning of period	647	40	493	—	1,180
Cash and equivalents at end of period	$353	$76	$533	$—	$962

NOTE 24. Summary Quarterly Financial Data (Unaudited)

The following table presents summary quarterly financial data.

	Successor					Predecessor
	2011				2010	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Millions, Except Per Share Amounts)
Net sales	$1,973	$2,178	$2,037	$1,859	$1,887	$1,904	$1,945	$1,730	$—
Gross margin	149	197	148	149	244	418	104	40	3
Income (loss) before income taxes	84	78	85	34	124	273	(127)	(104)	1,085
Net income (loss)	56	44	60	(6)	105	248	(177)	(123)	1,048
Net income (loss) attributable to Visteon Corporation	$39	$26	$41	$(26)	$86	$233	$(201)	$(140)	$1,048

Per Share Data
Basic earnings (loss) attributable to Visteon Corporation	$0.77	$0.51	$0.80	$(0.51)	$1.71	$1.79	$(1.55)	$(1.08)
Diluted earnings (loss) attributable to Visteon Corporation	$0.75	$0.50	$0.79	$(0.51)	$1.66	$1.79	$(1.55)	$(1.08)

2011 Quarterly Financial Data

During the fourth quarter of 2011 the Company recorded a $66 million impairment charge, as described in Note 5 "Asset Impairments and Restructuring."

2010 Quarterly Financial Data

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

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is presented in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K along with the attestation report of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, on the effectiveness of internal control over financial reporting as of December 31, 2011.

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth herein, the information required by Item 10 regarding its directors is incorporated by reference from the information under the captions “Item 1. Election of Directors,” “Corporate Governance - Board Committees,” "2013 Stockholder Proposals and Nominations" and “Section 16(a) Beneficial Ownership Reporting Compliance” in its 2012 Proxy Statement. The information required by Item 10 regarding its executive officers appears as Item 4A under Part I of this Annual Report on Form 10-K.

The Company has adopted a code of ethics, as such phrase is defined in Item 406 of Regulation S-K, that applies to all directors, officers and employees of the Company and its subsidiaries, including the Chairman and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and the Vice President and Chief Accounting Officer. The code, entitled “Ethics and Integrity Policy,” is available on the Company's website at www.visteon.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information under the captions “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” in its 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth herein, the information required by Item 12 is incorporated by reference from the information under the caption “Stock Ownership” in its 2012 Proxy Statement.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2011 relating to its equity compensation plans pursuant to which grants of stock options, stock appreciation rights, stock rights, restricted stock, restricted stock units and other rights to acquire shares of its common stock may be made from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a)) (c)(2)
Equity compensation plans approved by security holders(3)	731,359	$72.58	3,588,533
Equity compensation plans not approved by security holders	—	—	—
Total	731,359	$72.58	3,588,533

(1)
Comprised of stock options, stock appreciation rights, which may be settled in stock or cash at the election of the Company, and outstanding restricted stock units, which may be settled in stock or cash at the election of the Company without further payment by the holder, granted pursuant to the Visteon Corporation 2010 Incentive Plan. Excludes 656,792 unvested shares of restricted common stock issued pursuant to the Visteon Corporation 2010 Incentive Plan. The weighted-average exercise price of outstanding options, warrants and rights does not take into account restricted stock units that will be settled without any further payment by the holder.

(2)
Excludes an indefinite number of stock units that may be awarded under the Visteon Corporation Non-Employee Director Stock Unit Plan, which units may be settled in cash or shares of the Company's common stock. Such plan provides for an annual, automatic grant of stock units worth $95,000 to each non-employee director of the Company. There is no maximum number of securities that may be issued under this Plan, however, the Plan will terminate on December 15, 2020 unless earlier terminated by the Board of Directors.

(3)	The Visteon Corporation 2010 Incentive Plan was approved as part the Company's plan of reorganization, which is deemed to be approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the information under the captions “Corporate Governance - Director Independence” and “Transactions with Related Persons” in its 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the information under the captions “Audit Fees” and “Audit Committee Pre-Approval Process and Policies” in its 2012 Proxy Statement.

PART IV

ITEM 15.	FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this report:

1.	Financial Statements

See “Index to Consolidated Financial Statements” in Part II, Item 8 hereof.

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not required or applicable under instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	(Benefits)/ Charges to Income	Deductions(a)	Other(b)	Balance at End of Period
	(Dollars in Millions)
Successor – Year Ended December 31, 2011:
Allowance for doubtful accounts	$—	$8	$—	$—	$8
Valuation allowance for deferred taxes	1,463	202	—	(8)	1,657
Successor – Three Months Ended December 31, 2010:
Allowance for doubtful accounts	$—	$(4)	$4	$—	$—
Valuation allowance for deferred taxes	1,485	(6)	—	(16)	1,463
Predecessor – Nine Months Ended October 1, 2010:
Allowance for doubtful accounts	$23	$3	$(2)	$(24)	$—
Valuation allowance for deferred taxes	2,238	(753)	—	—	1,485
Predecessor – Year Ended December 31, 2009:
Allowance for doubtful accounts	$37	$5	$(19)	$—	$23
Valuation allowance for deferred taxes	2,079	521	—	(362)	2,238
____________

(a)	Deductions represent uncollectible accounts charged off.

(b)	Valuation allowance for deferred taxes

Represents adjustments recorded through other comprehensive income, exchange and includes other adjustments in 2009 related to the Company's U.S. residual tax liability on assumed repatriation of foreign earnings, various tax return true-up adjustments and adjustments related to deferred tax attributes adjusted for uncertain tax positions carrying a full valuation allowance, all of which impact deferred taxes and the related valuation allowances. In 2009, other also includes the transfer of the remaining U.K. tax attributes carrying a full valuation allowance to the Administrators as a result of the UK Administration and related deconsolidation in the first quarter of 2009.

Allowance for doubtful accounts

Other represents the revaluation of accounts receivable to fair value upon the adoption of fresh-start accounting in connection with the emergence from bankruptcy on October 1, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Martin E. Welch III
Martin E. Welch III
Executive Vice President and Chief Financial Officer

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 27, 2011, by the following persons on behalf of Visteon Corporation and in the capacities indicated.

	Signature	Title
	/s/ DONALD J. STEBBINS	Chairman, President and Chief Executive Officer
	Donald J. Stebbins	(Principal Executive Officer)

	/s/ MARTIN E. WELCH III	Executive Vice President and Chief Financial Officer
	Martin E. Welch III	(Principal Financial Officer)

	/s/ MICHAEL J. WIDGREN	Vice President, Corporate Controller and Chief
	Michael J. Widgren	Accounting Officer (Principal Accounting Officer)

	/s/ DUNCAN H. COCROFT*	Director
Duncan H. Cocroft

	/s/ KEVIN I. DOWD*	Director
Kevin I. Dowd

	/s/ PHILIPPE GUILLEMOT*	Director
Philippe Guillemot

	/s/ HERBERT L. HENKEL*	Director
Herbert L. Henkel

	/s/ MARK T. HOGAN*	Director
Mark T. Hogan

	/s/ JEFFREY D. JONES*	Director
Jeffrey D. Jones

	/s/ KARL J. KRAPEK*	Director
Karl J. Krapek

	/s/ TIMOTHY D. LEULIETTE*	Director
Timothy D. Leuliette

	/s/ HARRY J. WILSON*	Director
Harry J. Wilson

*By:	/s/ PETER M. ZIPARO
Peter M. Ziparo
Attorney-in-Fact

Exhibit Index

Exhibit No.	Description
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

4.4
Indenture, dated as of April 6, 2011, among Visteon Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, including the Form of 6.75% Senior Note due 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon Corporation filed on April 7, 2011 (File No. 001-15827)).

4.5
Indenture, dated as of December 20, 2011, by and between Visteon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Visteon Corporation filed on December 20, 2011 (File No. 333-178639)).

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

10.5
Form of Revolving Loan Credit Agreement, dated October 1, 2010, as amended and restated as of Appril 6, 2011, by and among Visteon Corporation, certain of its domestic subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and the lenders and L/C issuers party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on April 7, 2011 (File No. 001-15827)).

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

10.8.1	Schedule identifying substantially identical agreements to Executive Officer Change in Control Agreement constituting Exhibit 10.8 hereto entered into by Visteon Corporation with Mr. Stebbins.*
10.9	Form of Officer Change In Control Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Visteon Corporation filed on October 1, 2010 (File No. 001-15827)).*
10.9.1
Schedule identifying substantially identical agreements to Officer Change in Control Agreement constituting Exhibit 10.9 hereto entered into by Visteon Corporation with Messrs. Pallash, Meszaros, Sharnas, Shull, Sistek and Widgren and Ms. Greenway.*

10.1	Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Visteon Corporation filed on September 30, 2010 (File No. 333-169695)).*
10.10.1
Form of Terms and Conditions of Initial Restricted Stock Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of Visteon Corporation filed on September 30, 2010 (File No. 333-169695)).*

10.10.2
Form of Terms and Conditions of Initial Restricted Stock Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 of Visteon Corporation filed on September 30, 2010 (File No. 333-169695)).*

10.10.3
Form of Terms and Conditions of Nonqualified Stock Options under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.10.3 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2010).*

10.10.4
Form of Terms and Conditions of Stock Appreciation Rights under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.10.4 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2010).*

Exhibit No.	Description
10.10.5
Form of Terms and Conditions of Restricted Stock Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.10.5 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2010).*

10.10.6
Form of Terms and Conditions of Restricted Stock Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.10.6 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2010).*

10.10.7
Form of Terms and Conditions of Performance Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2010).*

10.11
Visteon Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Visteon Corporation filed on October 22, 2010 (File No. 333-107104)).*

10.12
Visteon Corporation 2010 Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on November 3, 2011 (File No. 001-15827)).*

10.13	Visteon Corporation 2011 Savings Parity Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on November 3, 2011 (File No. 001-15827)).*
10.14	2010 Visteon Executive Severance Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Visteon Corporation filed on October 22, 2010 (File No. 333-107104)).*
10.15
Visteon Corporation Non-Employee Director Stock Unit Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 of Visteon Corporation filed on December 22, 2010 (File No. 333-170104)).*

10.16	Form of Executive Retiree Health Care Agreement (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2009).*
10.16.1	Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.16 hereto entered into by Visteon with Mr. Stebbins.*
10.17
Change in Control Agreement, effective as of October 17, 2011, between
Visteon Corporation and Martin E. Welch III (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on November 3, 2011 (File No. 001-15827)).*

10.18
Letter Agreement between Visteon Corporation and Alden Global Distressed Opportunities Master Fund, L.P., dated as of May 11, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on May 12, 2011 (File No. 001-15827)).

10.19
Registration Rights Agreement between Visteon Corporation and Evercore Trust Company, N.A., independent fiduciary of the Visteon Defined Benefit Master Trust, dated as of January 9, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on January 10, 2012 (File No. 001-15827)).

12.1	Statement re: Computation of Ratios.
14.1	Visteon Corporation — Ethics and Integrity Policy (code of business conduct and ethics) (incorporated by reference to Exhibit 14.1 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008).
21.1	Subsidiaries of Visteon Corporation.
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated February 27, 2011.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated February 27, 2011.
32.1	Section 1350 Certification of Chief Executive Officer dated February 27, 2011.
32.2	Section 1350 Certification of Chief Financial Officer dated February 27, 2011.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**

Exhibit No.	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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