Form 10-Q
period 2012-03-31
VISTEON CORP
filed 2012-05-02
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012, or

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
Registrant’s telephone number, including area code: (800)-VISTEON
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No__
Indicate by check mark whether the registrant: has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓ No __
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company  __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of April 26, 2012, the registrant had outstanding 52,472,395 shares of common stock.
Exhibit index located on page number 41.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Dollars in Millions Except Per Share Amounts)

	Three Months Ended
	March 31
	2012	2011

Sales	$1,717	$1,850
Cost of sales	1,583	1,707
Gross margin	134	143

Selling, general and administrative expenses	91	96
Restructuring and other expenses	63	2
Operating (loss) income	(20)	45

Interest expense	12	15
Interest income	3	6
Equity in net income of non-consolidated affiliates	42	44
Income from continuing operations before income taxes	13	80

Provision for income taxes	27	28
(Loss) income from continuing operations	(14)	52

Income from discontinued operations, net of tax	3	4
Net (loss) income	(11)	56

Net income attributable to non-controlling interests	18	17
Net (loss) income attributable to Visteon Corporation	$(29)	$39

Basic (loss) earnings per share:
Continuing operations	$(0.62)	$0.69
Discontinued operations	0.06	0.08
Basic (loss) earnings attributable to Visteon Corporation	$(0.56)	$0.77
Diluted (loss) earnings per share:
Continuing operations	$(0.62)	$0.67
Discontinued operations	0.06	0.08
Diluted (loss) earnings attributable to Visteon Corporation	$(0.56)	$0.75

Comprehensive income:
Comprehensive income	$36	$119
Comprehensive income attributable to Visteon Corporation	$11	$92

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, Dollars in Millions)

	March 31	December 31
	2012	2011

ASSETS
Cash and equivalents	$696	$723
Restricted cash	25	23
Accounts receivable, net	1,191	1,063
Inventories, net	381	381
Other current assets	394	304
Total current assets	2,687	2,494

Property and equipment, net	1,384	1,412
Equity in net assets of non-consolidated affiliates	679	644
Intangible assets, net	340	353
Other non-current assets	68	66
Total assets	$5,158	$4,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt, including current portion of long-term debt	$93	$87
Accounts payable	1,155	1,010
Accrued employee liabilities	161	189
Other current liabilities	297	267
Total current liabilities	1,706	1,553

Long-term debt	503	512
Employee benefits	417	495
Deferred tax liabilities	196	187
Other non-current liabilities	245	225

Shareholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding at March 31, 2012 and December 31, 2011)	—	—
Common stock (par value $0.01, 250 million shares authorized, 53 million and 52 million shares issued, 53 million and 52 million shares outstanding at March 31, 2012 and December 31, 2011, respectively)	1	1
Stock warrants	13	13
Additional paid-in capital	1,243	1,165
Retained earnings	137	166
Accumulated other comprehensive income (loss)	15	(25)
Treasury stock	(11)	(13)
Total Visteon Corporation shareholders’ equity	1,398	1,307
Non-controlling interests	693	690
Total shareholders’ equity	2,091	1,997
Total liabilities and shareholders’ equity	$5,158	$4,969

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Dollars in Millions)

	Three Months Ended
	March 31
	2012	2011
Operating Activities
Net (loss) income	$(11)	$56
Adjustments to reconcile net (loss) income to net cash provided from (used by) operating activities:
Depreciation and amortization	65	77
Equity in net income of non-consolidated affiliates, net of dividends remitted	(42)	(44)
Other non-cash items	25	10
Changes in assets and liabilities:
Accounts receivable	(102)	(122)
Inventories	(21)	(41)
Accounts payable	126	75
Other assets and other liabilities	(21)	(61)
Net cash provided from (used by) operating activities	19	(50)

Investing Activities
Capital expenditures	(53)	(55)
Other	—	1
Net cash used by investing activities	(53)	(54)

Financing Activities
Short-term debt, net	—	3
Proceeds from issuance of debt, net of issuance costs	2	—
Principal payments on debt	(4)	(3)
Cash restriction, net	—	4
Other	—	5
Net cash (used by) provided from financing activities	(2)	9
Effect of exchange rate changes on cash and equivalents	9	21
Net decrease in cash and equivalents	(27)	(74)
Cash and equivalents at beginning of period	723	905
Cash and equivalents at end of period	$696	$831

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

Description of Business: Visteon Corporation (the “Company” or “Visteon”) is a supplier of climate, interiors and electronics systems, modules and components to global automotive original equipment manufacturers (“OEMs”). Headquartered in Van Buren Township, Michigan, Visteon has a workforce of approximately 25,000 employees and a network of manufacturing operations, technical centers and joint ventures in every major geographic region of the world.

Interim Financial Statements: The unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments, except as otherwise disclosed) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows of the Company for the interim periods presented. Interim results are not necessarily indicative of full-year results.

Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported herein. Management believes that such estimates, judgments and assumptions are reasonable and appropriate. However, due to the inherent uncertainty involved, actual results may differ from those provided in the Company's consolidated financial statements.

Reclassifications: Certain prior period amounts have been reclassified to conform to current period presentation.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all subsidiaries that are more than 50% owned and over which the Company exercises control. Investments in affiliates of greater than 20% and for which the Company exercises significant influence but does not exercise control are accounted for using the equity method.

Revenue Recognition: The Company records revenue when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured. The Company ships product and records revenue pursuant to commercial agreements with its customers generally in the form of an approved purchase order, including the effects of contractual customer price productivity. The Company does negotiate discrete price changes with its customers, which are generally the result of unique commercial issues between the Company and its customers. The Company records amounts associated with discrete price changes as a reduction to revenue when specific facts and circumstances indicate that a price reduction is probable and the amounts are reasonably estimable. The Company records amounts associated with discrete price changes as an increase to revenue upon execution of a legally enforceable contractual agreement and when collectibility is reasonably assured.

Reorganization under Chapter 11 of the U.S. Bankruptcy Code: On May 28, 2009, Visteon and certain of its U.S. subsidiaries (the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) in response to sudden and severe declines in global automotive production during the latter part of 2008 and early 2009 and the resulting adverse impact on the Company’s cash flows and liquidity. On August 31, 2010, the Court entered an order confirming the Debtors’ joint plan of reorganization. On October 1, 2010 (the “Effective Date”), all conditions precedent to the effectiveness of the Plan and related documents were satisfied or waived and the Company emerged from bankruptcy. The Company adopted fresh-start accounting upon emergence from the Chapter 11 Proceedings and became a new entity for financial reporting purposes as of the Effective Date.

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $11 million of collateral for the Letter of Credit Facility with US Bank National Association, and $14 million related to cash collateral for other corporate purposes at March 31, 2012.

New Accounting Pronouncements: In June 2011, the Financial Accounting Standards Board issued guidance amending comprehensive income disclosures retrospectively, for fiscal years, and interim reporting periods within those years, beginning after December 15, 2011. This guidance requires disclosures of all non-owner changes (components of comprehensive income) in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted these new disclosure requirements with effect from January 1, 2012.

NOTE 2. Discontinued Operations

In March 2012, the Company entered into an agreement for the sale of certain assets and liabilities associated with the Company's Lighting operations to Varroccorp Holding BV and Varroc Engineering Pvt. Ltd. (together, "Varroc Group") for proceeds of approximately $92 million, including $20 million related to the Company's 50% equity interest in Visteon TYC Corporation (“VTYC”) (collectively the "Lighting Transaction"). The Company's Lighting operations manufacture front and rear lighting systems, auxiliary lamps and key subcomponents such as projectors and electronic modules through facilities located in Novy Jicin and Rychvald, Czech Republic, Monterrey, Mexico and Pune, India. The Company's Lighting business recorded sales for the year ended December 31, 2011 of $531 million.

The Company determined that assets and liabilities, excluding the Company's investment in VTYC, subject to the Lighting Transaction met the "held for sale" criteria during the quarterly period ended March 31, 2012. The held for sale Lighting assets and liabilities were revalued to the lower of carrying amount or fair value less cost to sell, which resulted in asset impairment charges of approximately $2 million. Additionally, the held for sale Lighting assets and liabilities were reclassified in the Consolidated Balance Sheets to "Other current assets" or "Other current liabilities," respectively, as the sale of such assets and liabilities is expected to close during the third quarter of 2012.

Assets and liabilities held for sale are summarized as follows:

	March 31		March 31
Assets	2012	Liabilities	2012
	(Dollars in Millions)		(Dollars in Millions)
Property and equipment, net	$37	Employee liabilities	$8
Inventories, net	29	Capital lease obligations	3
Definite-lived intangibles, net	5		$11
Other assets	5
	$76

Further, because the Lighting operations represent a component of the Company's business, the results of operations of the Lighting business have been reclassified to “Income from discontinued operations, net of tax” in the Consolidated Statements of Comprehensive Income for the periods ended March 31, 2012 and 2011.

Discontinued operations are summarized as follows:

	Three Months Ended March 31
	2012	2011
	(Dollars in Millions)
Sales	$139	$123
Cost of sales	123	117
Gross margin	16	6
Selling, general and administrative expenses	3	2
Asset impairments	2	—
Other expenses	2	—
Income from discontinued operations before income taxes	9	4
Provision for income taxes	6	—
Net income from discontinued operations attributable to Visteon Corporation	$3	$4

Note 3. Restructuring and Other Expenses

Restructuring and other expenses consist of the following:

	Three Months Ended March 31
	2012	2011
	(Dollars in Millions)
Restructuring expenses	$41	$(2)
Loss on asset contribution	14	—
Transformation costs	8	1
Bankruptcy related costs	—	3
	$63	$2

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

Restructuring reserves of $14 million and $26 million at March 31, 2012 and December 31, 2011, respectively, are classified as other current liabilities on the consolidated balance sheets. The Company anticipates that the activities associated with these reserves will be substantially completed by the end of 2012. The following is a summary of the Company's consolidated restructuring reserves and related activity for the three months ended March 31, 2012.

	Electronics	Interiors	Climate	Total
	(Dollars in Millions)
December 31, 2011	$19	$6	$1	$26
Expenses	36	4	1	41
Utilization	(49)	(3)	(1)	(53)
March 31, 2012	$6	$7	$1	$14

During the first quarter of 2012, the Company recorded $41 million of restructuring expenses, including $36 million recorded in connection with the previously announced closure of the Company's Cadiz Electronics operation in El Puerto de Santa Maria, Spain. In January 2012 the Company reached agreements with the local unions and Spanish government for the closure of its Cadiz operation, which were subsequently ratified by the employees in February 2012. Pursuant to the agreements, the Company agreed to pay one-time termination benefits, in excess of the statutory minimum requirement, of approximately $31 million. Additionally, the Company agreed to transfer land, building and machinery with a net book value of approximately $14 million for the benefit of the employees. The Company also recorded $5 million of other exit costs related to the Cadiz exit including amounts payable to the Spanish government in connection with the asset contribution. The Company recovered approximately $15 million of such costs during the quarter ended March 31, 2012 pursuant to the Release Agreement with Ford for an aggregate recovery of $19 million when considering the $4 million received during 2011. Amounts recovered have been recorded as deferred revenue on the Company's consolidated balance sheet as further described in Note 9, "Other Liabilities". The Company anticipates recovery of an additional $4 million of such costs during the remainder of 2012.

The Company also recorded approximately $4 million for employee severance and termination benefits during the three months ended March 31, 2012 including $3 million associated with the separation of approximately 250 employees at a South American Interiors facility and $1 million associated with 40 voluntary employee separations associated with the Climate action announced in the fourth quarter of 2011. Utilization of $53 million during the first quarter of 2012 represents payments of $50 million for employee severance and termination benefits and $3 million reflecting lease termination, consulting and legal costs related to previously announced restructuring actions.

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

Business Transformation Activities

Business transformation costs of $8 million and $1 million incurred during the first quarter of 2012 and 2011, respectively, relate principally to financial and advisory fees associated with the Company's continued efforts to transform its business portfolio and to rationalize its cost structure including, among other things, the investigation of potential transactions for the sale, merger or other combination of certain businesses.

In November 2011, Visteon and Yanfeng Visteon Automotive Trim Systems, Co. Ltd., a 50% owned non-consolidated affiliate of the Company, signed a non-binding memorandum of understanding ("MOU") with respect to a potential transaction that would combine the majority of Visteon's global interiors business with YFV. Although the MOU sets forth basic terms of the proposed transaction, definitive agreements for the proposed sale, which would be subject to regulatory and other approvals, remain subject to significant uncertainties and there can be no assurance that definitive agreements will be entered into or that such a transaction will be completed in the timetable or on the terms referenced in the MOU.  In connection with the preparation of the March 31, 2012 financial statements, the Company concluded that proceeds associated with the potential sale transaction indicated that the carrying value of the Company's Interiors assets, which approximated $189 million as of March 31, 2012, may not be recoverable.  Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing to run and operate the Interiors business and cash flows associated with the potential sale of the Interiors business. As a result of the analysis, the Company concluded that no impairment existed as of March 31, 2012.  Further, as of March 31, 2012 the Company did not meet the specific criteria necessary for the Interiors assets to be considered held for sale.

During the first quarter 2011, the Company recorded bankruptcy-related costs of $3 million, which were the result of amounts directly associated with the bankruptcy claims settlement process under Chapter 11.

NOTE 4. Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of inventories is provided below:

	March 31	December 31
	2012	2011
	(Dollars in Millions)
Raw materials	$146	$167
Work-in-process	181	174
Finished products	78	64
	405	405
Valuation reserves	(24)	(24)
	$381	$381

NOTE 5. Other Assets

Other current assets are summarized as follows:

	March 31	December 31
	2012	2011
	(Dollars in Millions)
Recoverable taxes	$112	$99
Assets held for sale	76	—
Pledged accounts receivable	76	82
Deposits	38	40
Deferred tax assets	29	30
Prepaid assets	29	17
Other	34	36
	$394	$304

Other non-current assets are summarized as follows:

	March 31	December 31
	2012	2011
	(Dollars in Millions)
Deferred tax assets	$18	$18
Income tax receivable	11	11
Deposits	7	7
Other	32	30
	$68	$66

NOTE 6. Property and Equipment

Property and equipment, net consists of the following:

	March 31	December 31
	2012	2011
	(Dollars in Millions)
Land	$167	$184
Buildings and improvements	314	311
Machinery, equipment and other	1,040	985
Construction in progress	84	106
Total property and equipment	1,605	1,586
Accumulated depreciation	(301)	(254)
	1,304	1,332
Product tooling, net of amortization	80	80
Property and equipment, net	$1,384	$1,412

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

Depreciation and amortization expenses are summarized as follows:

	Three Months Ended March 31	Three Months Ended March 31
	2012	2011
	(Dollars in Millions)
Depreciation	$53	$61
Amortization	2	5
	$55	$66

Subsequent Event

On April 17, 2012, the Company entered into an agreement to sell its corporate headquarters, which has a net book value of approximately $60 million at March 31, 2012, for approximately $81 million. In connection with the sale, the Company entered into an agreement to lease back the corporate offices over a period of 15 years. The resulting gain on the sale will be deferred and recognized into income over the lease term.

NOTE 7. Non-Consolidated Affiliates

The Company recorded equity in net income of non-consolidated affiliates of $42 million and $44 million for the three-month periods ended March 31, 2012 and 2011, respectively. The Company had $679 million and $644 million of equity in the net assets of non-consolidated affiliates at March 31, 2012 and December 31, 2011, respectively. The following table presents summarized financial data for the Company’s non-consolidated affiliates, including Yanfeng Visteon Automotive Trim Systems Co., Ltd (“Yanfeng”), of which the Company owns a 50% interest and which is considered a significant non-consolidated affiliate. Summarized financial information reflecting 100% of the operating results of the Company's equity investees are provided below.

	Net Sales		Gross Margin		Net Income
	Three Months Ended March 31		Three Months Ended March 31		Three Months Ended March 31
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Yanfeng	$793	$720	$122	$109	$72	$69
All other	413	187	42	33	17	19
	$1,206	$907	$164	$142	$89	$88

Net sales of all other non-consolidated affiliates for the three-month period ended March 31, 2012 included $193 million for Duckyang, which was deconsolidated from the Company's financial statements as a result of the Company's sale of a controlling ownership interest in October 2011.

The Company monitors its investments in the net assets of non-consolidated affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and fair value.

NOTE 8. Intangible Assets

Intangible assets, net are comprised of the following:

	March 31, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Dollars in Millions)
Definite-lived intangible assets
Developed technology	$200	$38	$162	$204	$32	$172
Customer related	121	20	101	119	16	103
Other	20	4	16	20	3	17
	$341	$62	$279	$343	$51	$292

Goodwill and indefinite-lived intangible assets
Goodwill			$36			$36
Trade names			25			25
			$61			$61

The Company recorded approximately $10 million and $11 million of amortization expense related to definite-lived intangible assets for the three-month periods ended March 31, 2012 and March 31, 2011, respectively. The Company currently estimates annual amortization expense to be $40 million for 2012 through 2014, $39 million for 2015 and $38 million for 2016.

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

The Company reclassified approximately $5 million of Lighting developed technology assets to Other current assets as they were considered held for sale as of March 31, 2012. See Note 2, "Discontinued Operations" for further details.

NOTE 9. Other Liabilities

Other current liabilities are summarized as follows:

	March 31	December 31
	2012	2011
	(Dollars in Millions)
Non-income taxes payable	$42	$41
Product warranty and recall reserves	40	42
Deferred income	36	21
Income taxes payable	29	29
Payables to related parties	22	24
Accrued interest payable	16	7
Restructuring reserves	14	26
Liabilities held for sale	11	—
Foreign currency hedges	7	16
Claims settlement accruals	5	9
Other accrued liabilities	75	52
	$297	$267

Other non-current liabilities are summarized as follows:

	March 31	December 31
	2012	2011
	(Dollars in Millions)
Income tax reserves	$103	$97
Deferred income	56	42
Non-income taxes payable	42	41
Product warranty and recall reserves	26	24
Other accrued liabilities	18	21
	$245	$225

Current and non-current deferred income of $19 million and $47 million, respectively, relate to various customer accommodation, support and other agreements. Revenue associated with these agreements is being recorded in relation to the delivery of associated products in accordance with the terms of the underlying agreement or over the estimated period of benefit to the customer, generally representing the duration of remaining production on current vehicle platforms. The Company recorded $5 million of revenue associated with these payments during the three months ended March 31, 2012. The Company expects to record approximately $15 million, $16 million, $15 million, $10 million and $9 million of deferred amounts in the remainder of 2012 and the annual periods of 2013, 2014, 2015 and 2016, respectively.

NOTE 10. Debt

As of March 31, 2012, the Company had $93 million and $503 million of debt outstanding classified as short-term debt and long-term debt, respectively. The Company’s short and long-term debt balances consist of the following:

	March 31	December 31
	2012	2011
	(Dollars in Millions)
Short-term debt
Current portion of long-term debt	$6	$1
Other – short-term	87	86
Total short-term debt	93	87

Long-term debt
6.75% senior notes due April 15, 2019	494	494
Other	9	18
Total long-term debt	503	512
Total debt	$596	$599

The Company's revolving loan credit agreement has a borrowing capacity of $220 million, subject to borrowing base requirements. As of March 31, 2012, there were no amounts outstanding under the revolving loan credit agreement and the amount available for borrowing was $220 million. On April 3, 2012, the Company entered into an amendment to the revolving loan credit agreement to allow for the potential sale of the Lighting assets as well as the sale and leaseback of the Company's U.S. corporate headquarters. The future borrowing capacity under the revolving loan credit agreement is likely to be impacted by the sale of these assets.

In connection with the Company's $15 million Letter of Credit ("LOC") Facility with US Bank National Association it must continue to maintain a collateral account equal to 103% of the aggregated stated amount of the LOCs with reimbursement of any draws. As of March 31, 2012 and December 31, 2011, the Company had $11 million of outstanding letters of credit issued under this facility and secured by restricted cash. In addition, the Company had $13 million of locally issued letters of credit to support various customs arrangements and other obligations at its local affiliates of which $8 million are securitized by cash collateral as of March 31, 2012.

As of March 31, 2012, the Company had affiliate debt outstanding of $101 million, with $92 million and $9 million classified in short-term and long-term debt, respectively. These balances are primarily related to the Company’s non-U.S. operations and are payable in non-U.S. currencies including, but not limited to the Euro, Chinese Yuan, and Korean Won. Remaining availability on outstanding affiliate credit facilities is approximately $180 million and certain of these facilities have pledged receivables, inventory or equipment as security. Included in the Company's affiliate debt is an arrangement, through a subsidiary in France, to sell accounts receivable on an uncommitted basis. The amount of financing available is contingent upon the amount of receivables less certain reserves. The Company pays a 30 basis points servicing fee on all receivables sold, as well as a financing fee of 3-month Euribor plus 75 basis points on the advanced portion. At March 31, 2012, there were $29 million outstanding borrowings under the facility with $76 million of receivables pledged as security, which are recorded as Other current assets on the consolidated balance sheet.

The fair value of debt was approximately $605 million and $587 million at March 31, 2012 and December 31, 2011, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

NOTE 11. Employee Retirement Benefits

Benefit Expenses

The components of the Company’s net periodic benefit costs for the three-month periods ended March 31, 2012 and 2011 were as follows:

	Retirement Plans
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
	(Dollars in Millions)
Costs recognized in income
Service cost	$—	$1	$1	$1
Interest cost	17	19	7	7
Expected return on plan assets	(19)	(19)	(4)	(4)
Special termination benefits	—	2	—	—
Visteon sponsored plan net pension (income) expense	$(2)	$3	$4	$4

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. Effective January 1, 2012, matching contributions for the U.S. defined contribution plan are 100% on the first 6% of pay contributed. The expense related to matching contributions was approximately $5 million for the three-month period ended March 31, 2012.

Contributions

On January 9, 2012 the Company completed a contribution of approximately 1.5 million shares of Visteon Corporation common stock valued at approximately $73 million to its two largest U.S. defined benefit plans. This contribution was in excess of the calendar 2012 minimum required contributions for those plans by approximately $10 million.

During the three-month period ended March 31, 2012, cash contributions to the Company's U.S. retirement plans were $1 million and contributions to non-U.S. retirement plans were $3 million. The Company anticipates additional cash contributions to its U.S. retirement plans and OPEB plans of $3 million and $2 million, respectively, during 2012. The Company also anticipates additional 2012 contributions to non-U.S. retirement plans of $13 million. The Company’s expected 2012 contributions may be revised.

NOTE 12. Income Taxes

The Company's provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income before income taxes, excluding equity in net income of non-consolidated affiliates for the period. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company's operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. The Company is also required to record the tax impact of certain other non-recurring tax items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will continue to cause variability in the Company's quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them.

The Company's provision for income taxes for the three-month period ended March 31, 2012 of $27 million includes income tax expense in countries where the Company is profitable, withholding taxes, changes in uncertain tax benefits, and the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions to the extent not offset by other categories of income.

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

Unrecognized Tax Benefits

Gross unrecognized tax benefits were $129 million at March 31, 2012 and $123 million at December 31, 2011, of which approximately $72 million and $69 million, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. During the three-month period ended March 31, 2012, the Company increased its gross unrecognized tax benefits by approximately $6 million, primarily as a result of certain positions expected to be taken in future tax returns and foreign currency impacts, of which $3 million would impact the effective tax rate if the unrecognized tax benefits were recognized. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties related to uncertain tax positions was $31 million at March 31, 2012 and $28 million at December 31, 2011.

The Company operates in multiple jurisdictions throughout the world and the income tax returns of its subsidiaries in various tax jurisdictions are subject to periodic examination by respective tax authorities. With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2008 or state and local, or non-U.S. income tax examinations for years before 2002. It is reasonably possible that the amount of the Company's unrecognized tax benefits may change within the next twelve months due to the conclusion of ongoing audits or the expiration of tax statutes. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. However, the Company believes it is reasonably possible it will reduce the amount of its existing unrecognized tax benefits impacting the effective tax rate by $1 million to $3 million due to the lapse of statute of limitations, some portion of such reduction might be reported as discontinued operations.

NOTE 13. Shareholders’ Equity and Non-controlling Interests

The table below provides a reconciliation of the carrying amount of total shareholders' equity, including shareholders' equity attributable to Visteon and equity attributable to non-controlling interests ("NCI").

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Shareholders' equity beginning balance	$1,307	$690	$1,997	$1,260	$690	$1,950
(Loss) income from continuing operations	(32)	18	(14)	35	17	52
Income from discontinued operations	3	—	3	4	—	4
Net (loss) income	(29)	18	(11)	39	17	56
Other comprehensive income
Foreign currency translation adjustment	28	6	34	47	9	56
Pension and other postretirement benefits	2	—	2	2	—	2
Unrealized hedging gains (losses) and other	10	1	11	4	1	5
Total other comprehensive income	40	7	47	53	10	63
Stock-based compensation, net	7	—	7	10	—	10
Common stock contribution to U.S. Pension plans	73	—	73	—	—	—
Warrant exercises	—	—	—	3	—	3
Dividends to non-controlling interests	—	(22)	(22)	—	(24)	(24)
Shareholders' equity ending balance	$1,398	$693	$2,091	$1,365	$693	$2,058

Non-controlling Interests

Non-controlling interests in the Visteon Corporation economic entity are as follows:

	March 31	December 31
	2012	2011
	(Dollars in Millions)
Halla Climate Control Corporation	$663	$660
Visteon Interiors Korea Ltd	18	20
Other	12	10
Total non-controlling interests	$693	$690

The Company holds a 70% interest in Halla Climate Control Corporation (“Halla”), a consolidated subsidiary. Halla is headquartered in South Korea with operations in North America, Europe and Asia. Halla designs, develops and manufactures automotive climate control products, including air conditioning systems, modules, compressors, and heat exchangers for sale to global OEMs.

Accumulated Other Comprehensive Income (Loss)

The Accumulated other comprehensive income (loss) (“AOCI”) category of Shareholders’ equity, net of tax, includes:

	March 31	December 31
	2012	2011
	(Dollars in Millions)
Foreign currency translation adjustments	$(13)	$(41)
Pension and other postretirement benefit adjustments	27	25
Unrealized gains (losses) on derivatives	1	(9)
Total accumulated other comprehensive income (loss)	$15	$(25)

NOTE 14. (Loss) Earnings Per Share

Basic (loss) earnings per share of common stock is calculated by dividing reported net (loss) income by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock. Diluted earnings per share is computed by dividing net (loss) income by the average number of shares of common stock outstanding during the applicable period, adjusted for restricted stock and the effect of dilutive potential common stock, such as stock warrants and stock options. The impact of restricted stock and other dilutive potential common stock is not taken into consideration in loss periods as the impact would be anti-dilutive. Accordingly, restricted stock and other dilutive potential common stock have been excluded from the computation of basic and diluted (loss) per share for the three-month period ended March 31, 2012, as applicable.

The table below provides details underlying the calculations of basic and diluted (loss) earnings per share.

	Three Months Ended March 31
	2012	2011
	(Dollars in Millions, Except Per Share Amounts)
Numerator:
(Loss) income from continuing operations	$(32)	$35
Income from discontinued operations	3	4
Net (loss) income attributable to Visteon	$(29)	$39
Denominator:
Average common stock outstanding	51.9	50.7
Dilutive effect of warrants	—	1.3
Diluted shares	51.9	52.0

Basic and Diluted (Loss) Earnings Per Share Data:
Basic (loss) earnings per share:
Continuing operations	$(0.62)	$0.69
Discontinued operations	0.06	0.08
Basic (loss) earnings per share attributable to Visteon	$(0.56)	$0.77
Diluted (loss) earnings per share:
Continuing operations	$(0.62)	$0.67
Discontinued operations	0.06	0.08
Diluted (loss) earnings per share attributable to Visteon	$(0.56)	$0.75

NOTE 15. Fair Value Measurements and Financial Instruments

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

The Company’s primary foreign currency exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of March 31, 2012 and December 31, 2011, the Company had forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $767 million and $741 million, respectively. Fair value estimates of these contracts are based on quoted market prices. A portion of these instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the Accumulated other comprehensive (loss) income component of Shareholders’ equity in the Company’s consolidated balance sheet. The ineffective portion of these instruments is recorded as Cost of sales in the Company’s consolidated statement of operations.

Foreign currency hedge instruments are measured at fair value on a recurring basis under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Accordingly, the Company's foreign currency instruments are classified as Level 2, “Other Observable Inputs” in the fair value hierarchy.

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s consolidated balance sheets at March 31, 2012 and December 31, 2011 as follows:

Assets			Liabilities
	March 31	December 31		March 31	December 31
Classification	2012	2011	Classification	2012	2011
	(Dollars in Millions)			(Dollars in Millions)
Designated:			Designated:
Other current assets	$7	$—	Other current assets	$2	$—
Other current liabilities	1	8	Other current liabilities	7	24

Non-designated:			Non-designated:
Other current liabilities	—	—	Other current liabilities	1	—
	$8	$8		$10	$24

Gains and losses associated with derivative financial instruments recorded in Cost of sales and Interest expense for the three-month period ended March 31, 2012 and 2011 are as follows:

	Amount of Gain (Loss)
	Recorded in AOCI		Reclassified from AOCI into Income		Recorded in Income
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Foreign currency risk – Cost of sales
Cash flow hedges	$10	$3	$—	$2	$—	$—
Non-designated cash flow hedges	—	—	—	—	(1)	(1)
	$10	$3	$—	$2	$(1)	$(1)
Interest rate risk – Interest expense
Cash flow hedges	$—	$1	$—	$—	$—	$—

Concentrations of Credit Risk

Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are with investment and commercial banks with significant experience using such derivatives and is assessed on a net basis. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty and through monitoring counterparty credit risks. The Company’s concentration of credit risk related to derivative contracts at March 31, 2012 and December 31, 2011 is not significant.

With the exception of the customers below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at March 31, 2012 and December 31, 2011, respectively.

	March 31	December 31
	2012	2011
Ford and affiliates	24%	24%
Hyundai Mobis Company	11%	14%
Hyundai Motor Company	9%	10%

Management periodically performs credit evaluations of its customers and generally does not require collateral.

Items Measured at Fair Value on a Non-recurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. Assets and liabilities measured at fair value on a non-recurring basis during the three month period ended March 31, 2012 include assets and liabilities subject to the Lighting Transaction, as further described in Note 2, "Discontinued Operations."

NOTE 16. Commitments and Contingencies

Guarantees and Commitments

The Company has guaranteed approximately $35 million for lease payments related to its subsidiaries for between one and ten years. In connection with an agreement entered in 2009 with the Pension Benefit Guarantee Corporation ("PBGC"), the Company agreed to provide a guarantee by certain affiliates of contingent pension obligations of up to $30 million, the term of this guarantee is dependent upon events as specifically set forth in the PBGC agreement.

Litigation and Claims

During the third quarter of 2011, the Company received a formal request from the competition unit of the European Commission for documents and information in connection with its on-going investigation into alleged anti-competitive behavior relating to specific automotive electronic components in the European Union/European Economic Area. The Company has responded to request. The Company's policy is to comply with all laws and regulations, including all antitrust and competition laws, and it intends to cooperate fully with the European Commission in the context of its ongoing investigation. At this time, the Company is not able to estimate a reasonably possible range of loss that may ultimately result from this investigation and no accrual has been established for the matter as of March 31, 2012.

Several current and former employees of Visteon Deutschland GmbH (“Visteon Germany”) filed civil actions against Visteon Germany in various German courts beginning in August 2007 seeking damages for the alleged violation of German pension laws that prohibit the use of pension benefit formulas that differ for salaried and hourly employees without adequate justification. Several of these actions have been joined as pilot cases. In a written decision issued in April 2010, the Federal Labor Court issued a declaratory judgment in favor of the plaintiffs in the pilot cases. To date, more than 650 current and former employees have filed similar actions or have inquired as to or been granted additional benefits, and an additional 700 current and former employees are similarly situated. The Company's remaining reserve for unsettled cases is approximately $6 million and is based on the Company’s best estimate as to the number and value of the claims that will be made in connection with the pension plan. However, the Company’s estimate is subject to many uncertainties which could result in Visteon Germany incurring amounts in excess of the reserved amount of up to approximately $8 million.

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of March 31, 2012, the Company maintained accruals of approximately $14 million for claims aggregating approximately $155 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

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

In December of 2009, the Court granted the Debtors' motion in part authorizing them to terminate or amend certain other postretirement employee benefits, including health care and life insurance. On December 29, 2009, the IUE-CWA, the Industrial Division of the Communications Workers of America, AFL-CIO, CLC, filed a notice of appeal of the Court's order with the District Court. By order dated March 31, 2010, the District Court affirmed the Court's order in all respects. On April 1, 2010, the IUE filed a notice of appeal. On July 13, 2010, the Circuit Court reversed the order of the District Court as to the IUE-CWA and directed the District Court to, among other things, direct the Court to order the Company to take whatever action is necessary to immediately restore terminated or modified benefits to their pre-termination/modification levels. On July 27, 2010, the Company filed a Petition for Rehearing or Rehearing En Banc requesting that the Circuit Court review the panel’s decision, which was denied. By orders dated August 30, 2010, the Court ruled that the Company should restore certain other postretirement employee benefits to the appellant-retirees and also to salaried retirees and certain retirees of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”). On September 1, 2010, the Company filed a Notice of Appeal to the District Court of the Court's decision to include non-appealing retirees, and on September 15, 2010 the UAW filed a Notice of Cross-Appeal. The appeals process includes mandatory mediation of the dispute. The Company subsequently reached an agreement with the original appellants in late-September 2010, which resulted in the Company not restoring other postretirement employee benefits of such retirees. On September 30, 2010, the UAW filed a complaint, which it amended on October 1, 2010, in the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after the Effective Date. The Company has filed a motion to dismiss the UAW's complaint and a motion to transfer the case to the District of Delaware, which motions are pending. In July 2011, the Company engaged in mediation with the UAW, which was not successful. The parties have established a briefing schedule on the Company's motions pending in the Eastern District of Michigan and the court has scheduled a hearing for May 2012. The parties will also establish a briefing schedule on the parties' appeals pending in the District of Delaware. As of March 31, 2012, the Company maintains an accrual for claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The following table provides a reconciliation of changes in the product warranty and recall claims liability for the three months period ended March 31, 2012 and 2011.

	Three Months Ended March 31
	2012	2011
	(Dollars in Millions)
Beginning balance	$65	$75
Accruals for products shipped	5	5
Changes in estimates	—	1
Settlements	(4)	(3)
Ending balance	$66	$78

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

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At March 31, 2012, the Company had recorded a reserve of approximately $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at March 31, 2012 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 17. Segment Information

Segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision-maker, or a decision-making group, in deciding the allocation of resources and in assessing performance. The Company’s Chief Operating Decision Making Group ("CODM Group"), comprised of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluates the performance of the Company’s segments primarily based on net sales, before elimination of inter-company shipments, gross margin and operating assets. Gross margin is defined as total sales less costs to manufacture and product development and engineering expenses. Operating assets include inventories and property and equipment utilized in the manufacture of the segments’ products.

In April 2011, the Company announced a new operating structure for use by the CODM Group in managing the business based on specific global product lines rather than reporting at a broader global product group level as historically utilized by the CODM Group. Under prior global product groups, the results of each of the Company’s facilities were grouped for reporting purposes into segments based on the predominant product line offering of the respective facility, as separate product line results within each facility were not historically available. During the second quarter of 2011 the Company completed the process of realigning systems and reporting structures to facilitate financial reporting under the revised organizational structure such that the results for each product line within each facility can be separately identified. The information reviewed by the CODM Group has been updated to reflect the new structure. The financial results included below have been recast for all periods to reflect the updated structure.

The Company’s operating structure is organized by global product lines, including: Climate, Electronics and Interiors. These global product lines have financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio. Global customer groups are responsible for the business development of the Company’s product portfolio and overall customer relationships. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment. The Company’s reportable segments are as follows:

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

•	Interiors — The Company’s Interiors product line includes instrument panels, cockpit modules, door trim and floor consoles.

Segment Sales and Gross Margin

	Sales		Gross Margin
	Three Months Ended March 31		Three Months Ended March 31
	2012	2011	2012	2011
Climate	$1,023	$979	$89	$85
Electronics	322	358	27	37
Interiors	400	571	18	21
Eliminations	(28)	(58)	—	—
Total consolidated	$1,717	$1,850	$134	$143

Segment Operating Assets

	Inventories, net		Property and Equipment, net
	March 31	December 31	March 31	December 31
	2012	2011	2012	2011
	(Dollars in Millions)
Climate	$264	$236	$958	$934
Electronics	66	66	129	144
Interiors	49	47	177	171
Other	2	32	—	42
Total Products	381	381	1,264	1,291
Corporate	—	—	120	121
Total consolidated	$381	$381	$1,384	$1,412

Other includes assets of the Company's discontinued Lighting operations as of December 31, 2011 (Inventories, net of $31 million and Property and equipment, net of $42 million). These assets were classified as "Other current assets" as of March 31, 2012. See Note 2, "Discontinued Operations" for further details.

NOTE 18. Condensed Consolidating Financial Information of Guarantor Subsidiaries

On April 6, 2011, the Company completed the sale of $500 million aggregate principal amount of 6.75% senior notes due April 15, 2019 (the "Original Senior Notes"). In January 2012, the Company exchanged substantially identical senior notes (the "Senior Notes") that have been registered under Securities Act of 1933, as amended, for all of the Original Senior Notes. The Senior Notes were issued under an Indenture (the “Indenture”), among the Company, the subsidiary guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee. The Indenture and the form of Senior Notes provide, among other things, that the Senior Notes are be senior unsecured obligations of the Company. Interest is payable on the Senior Notes on April 15 and October 15 of each year beginning on October 15, 2011 until maturity. Each of the Company’s existing and future wholly owned domestic restricted subsidiaries that guarantee debt under the Company’s revolving loan credit agreement guarantee the Senior Notes.

Guarantor Financial Statements

Certain subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Company’s revolving loan credit agreement and the Senior Notes. The Guarantor Subsidiaries include: Visteon Electronics Corporation; Visteon European Holdings, Inc.; Visteon Global Treasury, Inc.; Visteon International Business Development, Inc.; Visteon International Holdings, Inc.; Visteon Global Technologies, Inc.; Visteon Systems, LLC; and VC Aviation Services, LLC.

The guarantor financial statements are comprised of the following condensed consolidating financial information:

•	The Parent Company, the issuer of the guaranteed obligations;

•	Guarantor subsidiaries, on a combined basis, as specified in the Indenture related to the Senior Notes;

•	Non-guarantor subsidiaries, on a combined basis;

•
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate the investments in subsidiaries, and (c) record consolidating entries.

VISTEON CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$41	$368	$1,616	$(308)	$1,717
Cost of sales	100	300	1,491	(308)	1,583
Gross margin	(59)	68	125	—	134
Selling, general and administrative expenses	15	18	58	—	91
Restructuring and other expenses	22	—	41	—	63
Operating (loss) income	(96)	50	26	—	(20)
Interest expense, net	10	(1)	—	—	9
Equity in net income of non-consolidated affiliates	—	—	42	—	42
(Loss) income from continuing operations before income taxes and earnings of subsidiaries	(106)	51	68	—	13
Provision for income taxes	—	—	27	—	27
(Loss) income from continuing operations before earnings of subsidiaries	(106)	51	41	—	(14)
Equity in earnings of consolidated subsidiaries	86	(3)	—	(83)	—
(Loss) income from continuing operations	(20)	48	41	(83)	(14)
(Loss) income from discontinued operations, net of tax	(9)	23	(11)	—	3
Net (loss) income	(29)	71	30	(83)	(11)
Net income attributable to non-controlling interests	—	—	18	—	18
Net (loss) income attributable to Visteon Corporation	$(29)	$71	$12	$(83)	$(29)
Comprehensive income:
Comprehensive income	$11	$116	$77	$(168)	$36
Comprehensive income attributable to Visteon Corporation	$11	$116	$52	$(168)	$11

	Three Months Ended March 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$38	$368	$1,724	$(280)	$1,850
Cost of sales	99	278	1,610	(280)	1,707
Gross margin	(61)	90	114	—	143
Selling, general and administrative expenses	23	13	60	—	96
Restructuring and other expenses	4	—	(2)	—	2
Operating (loss) income	(88)	77	56	—	45
Interest expense, net	12	(3)	—	—	9
Equity in net income of non-consolidated affiliates	—	—	44	—	44
(Loss) income from continuing operations before income taxes and earnings of subsidiaries	(100)	80	100	—	80
Provision for income taxes	—	(2)	30	—	28
(Loss) income from continuing operations before earnings of subsidiaries	(100)	82	70	—	52
Equity in earnings of consolidated subsidiaries	144	72	—	(216)	—
Income from continuing operations	44	154	70	(216)	52
Income from discontinued operations, net of tax	(5)	10	(1)	—	4
Net income	39	164	69	(216)	56
Net income attributable to non-controlling interests	—	—	17	—	17
Net income attributable to Visteon Corporation	$39	$164	$52	$(216)	$39
Comprehensive income:
Comprehensive income	$92	$222	$109	$(304)	$119
Comprehensive income attributable to Visteon Corporation	$92	$222	$82	$(304)	$92

VISTEON CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Cash and equivalents	$65	$40	$591	$—	$696
Accounts receivable, net	287	665	1,124	(885)	1,191
Inventories, net	21	25	335	—	381
Other current assets	27	43	349	—	419
Total current assets	400	773	2,399	(885)	2,687

Property and equipment, net	87	75	1,222	—	1,384
Investment in affiliates	1,969	1,601	—	(3,570)	—
Equity in net assets of non-consolidated affiliates	—	—	679	—	679
Intangible assets, net	81	57	202	—	340
Other non-current assets	13	23	59	(27)	68
Total assets	$2,550	$2,529	$4,561	$(4,482)	$5,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt, including current portion of long-term debt	$139	$18	$257	$(321)	$93
Accounts payable	187	240	1,286	(558)	1,155
Other current liabilities	54	27	377	—	458
Total current liabilities	380	285	1,920	(879)	1,706

Long-term debt	500	—	37	(34)	503
Employee benefits	241	32	144	—	417
Other non-current liabilities	31	7	403	—	441

Shareholders’ equity:
Total Visteon Corporation shareholders’ equity	1,398	2,205	1,364	(3,569)	1,398
Non-controlling interests	—	—	693	—	693
Total shareholders’ equity	1,398	2,205	2,057	(3,569)	2,091
Total liabilities and shareholders’ equity	$2,550	$2,529	$4,561	$(4,482)	$5,158

	December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Cash and equivalents	$114	$55	$554	$—	$723
Accounts receivable, net	235	540	1,007	(719)	1,063
Inventories, net	18	25	338	—	381
Other current assets	29	53	245	—	327
Total current assets	396	673	2,144	(719)	2,494

Property and equipment, net	89	81	1,242	—	1,412
Investment in affiliates	1,873	1,533	—	(3,406)	—
Equity in net assets of non-consolidated affiliates	—	—	644	—	644
Intangible assets, net	82	59	212	—	353
Other non-current assets	14	23	55	(26)	66
Total assets	$2,454	$2,369	$4,297	$(4,151)	$4,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt, including current portion of long-term debt	$90	$13	$217	$(233)	$87
Accounts payable	170	210	1,116	(486)	1,010
Other current liabilities	70	21	365	—	456
Total current liabilities	330	244	1,698	(719)	1,553

Long-term debt	497	—	41	(26)	512
Employee benefits	301	47	147	—	495
Other non-current liabilities	19	5	388	—	412

Shareholders’ equity:
Total Visteon Corporation shareholders’ equity	1,307	2,073	1,333	(3,406)	1,307
Non-controlling interests	—	—	690	—	690
Total shareholders’ equity	1,307	2,073	2,023	(3,406)	1,997
Total liabilities and shareholders’ equity	$2,454	$2,369	$4,297	$(4,151)	$4,969

VISTEON CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net cash (used by) provided from operating activities	$(62)	$(24)	$105	$—	$19
Investing activities
Capital expenditures	(1)	(1)	(51)	—	(53)
Dividends received from consolidated affiliates	15	23	—	(38)	—
Net cash provided from (used by) investing activities	14	22	(51)	(38)	(53)
Financing activities
Proceeds from issuance of debt, net of issuance costs	—	—	2	—	2
Principal payments on debt	(1)	—	(3)	—	(4)
Dividends paid to consolidated affiliates	—	(15)	(23)	38	—
Net cash used by financing activities	(1)	(15)	(24)	38	(2)
Effect of exchange rate changes on cash and equivalents	—	2	7	—	9
Net (decrease) increase in cash and equivalents	(49)	(15)	37	—	(27)
Cash and equivalents at beginning of period	114	55	554	—	723
Cash and equivalents at end of period	$65	$40	$591	$—	$696

	Three Months Ended March 31, 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net cash (used by) provided from operating activities	$(128)	$(34)	$112	$—	$(50)
Investing activities
Capital expenditures	(5)	(3)	(47)	—	(55)
Dividends received from consolidated affiliates	27	38	—	(65)	—
Proceeds from divestitures and asset sales	—	—	1	—	1
Net cash provided from (used by) investing activities	22	35	(46)	(65)	(54)
Financing activities
Cash restriction, net	6	—	(2)	—	4
Short term debt, net	—	—	3	—	3
Principal payments on debt	(2)	—	(1)	—	(3)
Dividends paid to consolidated affiliates	—	(27)	(38)	65	—
Other	5	—	—	—	5
Net cash provided from (used by) financing activities	9	(27)	(38)	65	9
Effect of exchange rate changes on cash and equivalents	—	4	17	—	21
Net (decrease) increase in cash and equivalents	(97)	(22)	45	—	(74)
Cash and equivalents at beginning of period	153	81	671	—	905
Cash and equivalents at end of period	$56	$59	$716	$—	$831

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 27, 2011 and the financial statements and accompanying notes to the financial statements included elsewhere herein.

Executive Summary

Description of Business

Visteon is a global supplier of climate, electronics, interiors and lighting systems, modules and components to automotive original equipment manufacturers (“OEMs”) including BMW, Chrysler, Daimler, Ford, General Motors, Honda, Hyundai, Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. The Company has a broad network of manufacturing operations, technical centers and joint venture operations throughout the world, supported by approximately 25,000 employees dedicated to the design, development, manufacture and support of its product offering and its global customers.

Automotive Industry

The Company conducts its business in the automotive industry, which is capital intensive and highly competitive. During the first quarter of 2012, global light vehicle sales and production volumes increased 3.1% and 5.6%, respectively. Modest growth in the global automotive industry was fueled by demand from certain emerging markets, which along with slight improvements in North America, more than offset declines in Europe. Light vehicle sales and production levels by geographic region are provided below:

	Light Vehicle Sales			Light Vehicle Production
	Three Months Ended March 31			Three Months Ended March 31
	2012	2011	Change	2012	2011	Change
	(in millions)			(in millions)

Global	19.8	19.2	3.1%	20.7	19.6	5.6%
North America	3.6	3.6	—%	3.9	3.4	14.7%
South America	1.3	1.3	—%	1.0	1.0	—%
Europe	4.7	5.0	(6.0)%	5.1	5.3	(3.8)%
China	4.6	4.7	(2.1)%	4.3	4.5	(4.4)%
Japan/Korea	2.0	1.5	33.3%	3.8	2.9	31.0%
India	0.9	0.8	12.5%	1.1	1.0	10.0%
ASEAN	0.6	0.7	(14.3)%	1.0	1.0	—%

Source: IHS Automotive

European light vehicle production and sales were sharply lower in the first quarter 2012 as economic growth stalled due to the region's sovereign-debt crisis and falling consumer confidence. In March 2012, European new-car sales dropped to a 14-year monthly low with PSA Peugeot Citroën and Renault among the hardest hit.

In March 2012 an explosion at a plant in Germany owned by a critical supplier of PA-12 resin, which is used to make automotive parts such as fuel tanks, brake components and seat fabrics, resulted in a severe shortage of resin resulting in the potential for significant future production interruption in the automotive industry. While the Company does not believe it has any significant direct exposure to the PA-12 resin shortage, it continues to assess the impact on the whole of its supply chain. Any significant sustained shortage of the PA-12 resin within the Company's extended supply chain could create production and supply disruptions, premium freight and customer shut-down costs. Such adverse impacts could have a material impact on the Company's financial condition, results of operations and cash flows.

Strategic Transformation

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

Following emergence from the Chapter 11 Proceedings, the Company continued its efforts to transform its business portfolio and to rationalize its cost structure including, among other things, the investigation of potential transactions for the sale, merger or other combination of certain businesses. Related business transformation costs of $8 million and $1 million were incurred during the first quarter of 2012 and 2011, respectively, which relate to financial and advisory fees associated with the Company's continued efforts to transform its business portfolio and to rationalize its cost structure.

In April 2012, the Company completed the sale of its Grace Lake Corporate Center property located in Van Buren Township, Michigan for approximately $81 million in cash. In connection with the sale, the Company entered into a 15-year lease on the site where its corporate offices and innovation center will continue to be located. The sale of the property, which had a net book value of approximately $60 million at March 31, 2012, will result in a gain of about $20 million that will be deferred and recognized into income over the lease term.

In March 2012, the Company entered into an agreement to sell its Lighting business for $92 million in cash, including $20 million related to the Company's 50% equity interest in Visteon TYC Corporation (the "Lighting Transaction"). The Lighting Transaction, which remains subject to regulatory reviews and other conditions, is expected to be completed in the third quarter of 2012. The Company's Lighting business, which has operations located in Novy Jicin and Rychvald, Czech Republic, Monterrey, Mexico and Pune, India, manufactures front and rear lighting systems, auxiliary lamps and key subcomponents such as projectors and electronic modules and recorded sales for the year ended December 31, 2011 of $531 million. The results of operations of the Lighting business have been reclassified to “Income from discontinued operations, net of tax” in the Consolidated Statements of Comprehensive Income for the periods ended March 31, 2012 and 2011.

During the first quarter of 2012, Visteon and Yanfeng Visteon Automotive Trim Systems, Co. Ltd. ("YFV"), a 50% owned non-consolidated affiliate of the Company, continued efforts associated with a non-binding memorandum of understanding signed by the parties in late 2011 with respect to a potential transaction that would combine the majority of Visteon’s Interiors business with YFV. Although the non-binding memorandum of understanding sets forth basic terms of the proposed transaction, definitive agreements for the proposed sale, which would be subject to regulatory and other approvals, remain subject to significant uncertainties and there can be no assurance that definitive agreements will be entered into or that such a transaction will be completed in the timetable or on the terms referenced in the non-binding memorandum of understanding.

In connection with the preparation of the March 31, 2012 quarterly financial statements, the Company concluded that proceeds associated with the potential sale transaction indicated that the carrying value of the Company's Interiors assets, which approximated $189 million as of March 31, 2012, may not be recoverable. Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing to run and operate the Interiors business and cash flows associated with the potential sale of the Interiors business. As a result of the analysis, the Company concluded that no impairment existed as of March 31, 2012. To the extent that such a transaction becomes more likely to occur in future periods an impairment charge may be required and such charge could be material. Further, as of March 31, 2012 the Company did not meet the specific criteria necessary for the Interiors assets to be considered held for sale.

Restructuring

In January 2012 the Company reached agreements with local unions and the Spanish government for the closure of its Cadiz Electronics operation in El Puerto de Santa Maria, Spain. The agreements were subsequently ratified by employees in February 2012. The Company recorded approximately $50 million of restructuring and other expenses and made cash payments of approximately $49 million during first quarter 2012 related to this action. The Company anticipates that additional cash payments of approximately $6 million will be made during the remainder of 2012.

Consolidated Financial Results

	Three Months Ended March 31		Increase/
	2012	2011	(Decrease)
	(Dollars in Millions)
Sales	$1,717	$1,850	$(133)
Cost of sales	1,583	1,707	(124)
Gross margin	134	143	(9)
Equity in net income of non-consolidated affiliates	42	44	(2)
Net (loss) income attributable to Visteon	(29)	39	(68)
Adjusted EBITDA*	150	160	(10)
Cash provided from operating activities	19	(50)	69
Free Cash Flow*	(34)	(105)	71

* Adjusted EBITDA and Free Cash Flow are Non-GAAP financial measures, as further discussed below.

The Company's consolidated sales totaled $1.72 billion for the three months ended March 31, 2012, which represents a decrease of $133 million when compared with the three-month period ended March 31, 2011. Approximately $114 million of this decrease is due to the deconsolidation of Duckyang Industry Co. Ltd ("Duckyang"), an Interiors joint venture, which resulted from the October 2011 sale of a controlling ownership interest in the entity. Higher production volumes and favorable product mix increased sales by $35 million, while unfavorable currency of $33 million, primarily attributable to the Euro, was a partial offset. Other reductions of $21 million were associated with price productivity net of design actions and commercial agreements.

The Company recorded gross margin of $134 million for the three months ended March 31, 2012 compared to $143 million for the same period of 2011. The decrease in margin of $9 million was associated with unfavorable product mix of $19 million, unfavorable currency of $9 million, and the impact of the Duckyang deconsolidation. Partial offsets included lower depreciation and amortization expenses on tangible and intangible assets which improved margin by $8 million, and favorable cost performance of $12 million. Cost performance was primarily driven by material and manufacturing efficiencies in excess of price productivity and commercial agreements.

Equity in the net income of non-consolidated affiliates totaled $42 million and $44 million for the three months ended March 31, 2012 and 2011, respectively.  Of this, approximately $40 million and $41 million for the same period in 2012 and 2011, respectively, is attributable to earnings of Yanfeng Visteon Automotive Trim Systems Co., Ltd (“Yanfeng”) and its affiliates. The following table presents summarized financial data for the Company's non-consolidated affiliates. The amounts included in the table below represent 100% of the results of operations of such non-consolidated affiliates accounted for under the equity method.

	Net Sales		Gross Margin		Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31	March 31	March 31	March 31	March 31	March 31
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Yanfeng	$793	$720	$122	$109	$72	$69
All other	413	187	42	33	17	19
	$1,206	$907	$164	$142	$89	$88

The increase in sales for all other non-consolidated affiliates is related to Duckyang, which recorded $193 million in sales during the first quarter of 2012.  Increases in Yanfeng sales and gross margin are primarily due to higher volumes and increased OEM market share.

The Company generated a net loss attributable to Visteon of $29 million for the three months ended March 31, 2012. Adjusted EBITDA (as defined below) was $150 million for the quarter ended March 31, 2012. Adjusted EBITDA is presented as a supplemental measure of the Company's financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company's operating activities across reporting periods. The Company defines Adjusted EBITDA as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of asset impairments, gains or losses on divestitures, net restructuring expenses and other reimbursable costs, certain non-recurring employee charges and benefits, reorganization items and other non-operating gains and losses. Additionally, amounts below are inclusive of the Company's discontinued operations. Not all companies use identical calculations and, accordingly, the Company's presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

A reconciliation of net income attributable to Visteon to Adjusted EBITDA is provided in the following table.

	Three Months Ended March 31	Three Months Ended March 31
	2012	2011
	(Dollars in Millions)
Net (loss) income attributable to Visteon Corporation	$(29)	$39
Interest expense, net	9	9
Provision for income taxes	27	28
Depreciation and amortization	64	72
Restructuring expenses	41	2
Other non-recurring costs, net	27	5
Discontinued operations	11	5
Adjusted EBITDA	$150	$160

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

As of March 31, 2012 the Company had total cash of $721 million, including restricted cash of $25 million and total debt of $596 million. For the three-month period ended March 31, 2012 the Company generated $19 million of cash from operating activities. Free Cash Flow (as defined below) was a use of $34 million for the three-month period ended March 31, 2012.

Free Cash Flow is presented as a supplemental measure of the Company's liquidity that management believes is useful to investors in analyzing the Company's ability to service and repay its debt. The Company defines Free Cash Flow as cash flow from operating activities less capital expenditures. Not all companies use identical calculations, so this presentation of Free Cash Flow may not be comparable to other similarly titled measures of other companies. Free Cash Flow is not a recognized term under GAAP and does not purport to be a substitute for cash flows from operating activities as a measure of liquidity. Free Cash Flow has limitations as an analytical tool as it does not reflect cash used to service debt and does not reflect funds available for investment or other discretionary uses. In addition, the Company uses Free Cash Flow (i) as a factor in incentive compensation decisions and (ii) for planning and forecasting future periods.

A reconciliation of Free Cash Flow to cash provided from operating activities is provided in the following table.

	Three Months Ended March 31	Three Months Ended March 31
	2012	2011
	(Dollars in Millions)
Cash provided from (used in) operating activities	$19	$(50)
Capital expenditures	(53)	(55)
Free Cash Flow	$(34)	$(105)

Results of Operations - Three Months Ended March 31, 2012 and 2011

Sales

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Three months ended March 31, 2011	$979	$358	$571	$(58)	$1,850
Volume and mix	78	(27)	(34)	18	35
Currency	(14)	(6)	(13)	—	(33)
Duckyang deconsolidation	—	—	(126)	12	(114)
Other	(20)	(3)	2	—	(21)
Three months ended March 31, 2012	$1,023	$322	$400	$(28)	$1,717

Climate sales increased during the three-month period ended March 31, 2012 by $44 million with the majority of the increase in the Asia Pacific region. Higher production volumes and net new business increased sales by $78 million, including $55 million and $17 million in Asia and Europe, respectively. Unfavorable currency, primarily related to the Euro, resulted in a decrease of $14 million. Other changes, totaling $20 million, reflected price productivity, partially offset by increases in revenue related to commodity pricing and design actions.

Electronics sales decreased during the three-month period ended March 31, 2012 by $36 million with the majority of the decrease in the European region. Customer sourcing actions and other volume changes decreased sales by $27 million, primarily in the European region. Unfavorable currency, primarily related to the Euro, further decreased sales by $6 million. Other changes, totaling $3 million, reflected price productivity, partially offset by increases in revenue related to commodity pricing and design actions.

Interiors sales decreased during the three-month period ended March 31, 2012 by $171 million. Sales decreased $126 million due to the deconsolidation of Duckyang, which resulted from the Company's sale of a controlling ownership interest in October 2011. Sales were further decreased by lower production volumes in Europe and South America of $24 million and $11 million, respectively. Unfavorable currency related to the Euro and Brazilian Real decreased sales $13 million.

Cost of Sales

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Three months ended March 31, 2011	$894	$321	$550	$(58)	$1,707
Material	47	(11)	(138)	30	(72)
Freight and duty	—	(2)	(3)	—	(5)
Labor and overhead	3	(14)	(18)	—	(29)
Depreciation and amortization	5	(2)	(1)	—	2
Other	(15)	3	(8)	—	(20)
Three months ended March 31, 2012	$934	$295	$382	$(28)	$1,583

Climate material costs increased $47 million, including $52 million related to higher production volumes and currency partially offset by $5 million related to design changes, purchasing improvements, and other changes. Labor and overhead increased $3 million, including $4 million related to production volumes and currency, partially offset by $1 million related to net efficiencies. Depreciation and amortization decreased $5 million while engineering expense was lower by $4 million.

Electronics material costs decreased $11 million, including $8 million related to production volumes and currency and $3 million related to the impact of design changes, purchasing improvements, and other changes. Labor and overhead decreased $14 million, including $11 million related to production volumes and currency and $3 million related to net efficiencies. Depreciation and amortization decreased $2 million while engineering expense was lower by $1 million.

Interiors material costs decreased $138 million, $113 million related to the deconsolidation of the Duckyang joint venture, $24 million related to production volumes and currency and $1 million related to the impact of design changes, purchasing improvements, and other changes. Labor and overhead decreased $18 million, $11 million related to the deconsolidation of the Duckyang joint venture, and $8 million related to production volumes and currency. Depreciation and amortization decreased $1 million and engineering expense was lower by $1 million.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $91 million and $96 million during the three-month period ended March 31, 2012 and 2011, respectively. The decrease was due to favorable currency of $2 million, reduced employee severance and termination benefits of $2 million, and $2 million related to the deconsolidation of the Duckyang joint venture.

Restructuring and Other Expenses

Restructuring and other expenses consist of the following:

	Three Months Ended
	March 31	March 31
	2012	2011

Restructuring expenses	$41	$(2)
Loss on asset contribution	14	—
Transformation costs	8	1
Bankruptcy related costs	—	3
	$63	$2

The following is a summary of the Company's consolidated restructuring reserves and related activity for the three month period ended March 31, 2012.

	Electronics	Interiors	Climate	Total
	(Dollars in Millions)
Restructuring reserve - December 31, 2011	$19	$6	$1	$26
Expenses	36	4	1	41
Utilization	(49)	(3)	(1)	(53)
Restructuring reserve - March 31, 2012	$6	$7	$1	$14

During the first quarter of 2012, the Company recorded $41 million of restructuring expenses, including $36 million recorded in connection with the previously announced closure of the Company's Cadiz Electronics operation in El Puerto de Santa Maria, Spain. In January 2012 the Company reached agreements with the local unions and Spanish government for the closure of its Cadiz operation, which were subsequently ratified by the employees in February 2012. Pursuant to the agreements, the Company agreed to pay one-time termination benefits, in excess of the statutory minimum requirement, of approximately $31 million. Additionally, the Company agreed to transfer land, building and machinery with a net book value of approximately $14 million for the benefit of the employees. The Company also recorded $5 million of other exit costs related to the Cadiz exit including amounts payable to the Spanish government in connection with the asset contribution. The Company recovered approximately $15 million of such costs during the quarter ended March 31, 2012 pursuant to the Release Agreement with Ford for an aggregate recovery of $19 million when considering the $4 million received during 2011. Amounts recovered have been recorded as deferred revenue on the Company's consolidated balance sheet as further described in Note 9, "Other Liabilities". The Company anticipates recovery of an additional $4 million of such costs during the remainder of 2012.

The Company also recorded approximately $4 million for employee severance and termination benefits during the three months ended March 31, 2012 including $3 million associated with the separation of approximately 250 employees at a South American Interiors facility and $1 million associated with 40 voluntary employee separations associated with the Climate action announced in the fourth quarter of 2011. Utilization of $53 million during the first quarter of 2012 represents payments of $50 million for employee severance and termination benefits and $3 million reflecting lease termination, consulting and legal costs related to previously announced restructuring actions.

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

The Company continued its efforts to transform its business portfolio and to rationalize its cost structure including, among other things, the investigation of potential transactions for the sale, merger or other combination of certain businesses. Business transformation costs of $8 million and $1 million incurred during the first quarter of 2012 and 2011, respectively, relate principally to financial and advisory fees. The Company recorded bankruptcy-related costs of $3 million for the first quarter ended March 31, 2011, which are comprised of amounts directly associated with the bankruptcy claims settlement process under Chapter 11.

Interest

Interest expense for the three month period ended March 31, 2012 of $12 million included $8 million associated with the 6.75% senior notes due April 15, 2019; $2 million related to affiliate debt; and $2 million associated with commitment fees and amortization of debt issuance costs. During the three month period ended March 31, 2011, interest expense was $15 million, including $10 million related to the Company's $500 million secured term loan due October 1, 2017, $3 million on affiliate debt and $2 million related to the amortization of secured term loan deferred costs.

Equity in Net Income of Non-consolidated Affiliates

Equity in the net income of non-consolidated affiliates totaled $42 million and $44 million for the three months ended March 31, 2012 and 2011, respectively. Of this, approximately $40 million and $41 million for the same period in 2012 and 2011, respectively, is attributable to earnings of Yanfeng and related affiliate interests.

Income Taxes

The Company’s provision for income taxes of $27 million for the three-month period ended March 31, 2012 represents a decrease of $1 million when compared with $28 million in the same period of 2011. The decrease in tax expense is primarily attributable to overall lower earnings in those countries where the Company is profitable, which includes the year-over-year impact of changes in the mix in earnings and differing tax rates between jurisdictions, offset by a net increase in unrecognized tax benefits, including interest.

Discontinued Operations

In connection with the Lighting Transaction, the results of operations of the Lighting business have been reclassified to “Income from discontinued operations, net of tax” in the Consolidated Statements of Comprehensive Income for the periods ended March 31, 2012 and 2011, and are detailed as follows:

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

Sales	$139	$123
Cost of sales	123	117
Gross margin	16	6
Selling, general and administrative expenses	3	2
Asset impairments	2	—
Other expense	2	—
Income from discontinued operations before income taxes	9	4
Provision for income taxes	6	—
Income from discontinued operations, net of tax	$3	$4

Included in the provision for income taxes for the three-month period ended March 31, 2012 is $4 million related to the establishment of a valuation allowance against certain deferred tax credits in Mexico, the realization of which is no longer considered more likely than not due to insufficient projected future taxable income.

Liquidity

Overview

The Company’s primary liquidity needs are related to the funding of general business requirements, including working capital requirements, capital expenditures, debt service, employee retirement benefits and restructuring actions. The Company funds its liquidity needs with cash flows from operating activities, a substantial portion of which is generated by the Company’s international subsidiaries. Accordingly, the Company utilizes a combination of cash repatriation strategies, including dividends, royalties, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet obligations globally. The Company’s ability to access funds from its subsidiaries using these repatriation strategies is subject to, among other things, customary regulatory and statutory requirements and contractual arrangements including joint venture agreements and local debt agreements. Additionally, such repatriation strategies may be adjusted or modified as the Company continues to, among other things, rationalize its business portfolio and cost structure. As of March 31, 2012, the Company had total cash balances of $721 million, including restricted cash of $25 million. Cash balances totaling $559 million were located in jurisdictions outside of the United States, of which, approximately $150 million is considered permanently reinvested for funding ongoing operations outside of the U.S.  If such permanently reinvested funds are needed for operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

The Company’s ability to fund its liquidity needs is dependent on the level, variability and timing of its customers' worldwide vehicle production, which may be adversely affected by many factors including, but not limited to, general economic conditions, specific industry conditions, financial markets, competitive factors and legislative and regulatory changes. During the first quarter of 2012, economic conditions in Europe continued to be adversely impacted by sovereign debt issues and economic growth in China remains slower than historical growth rates. Accordingly, the Company continues to closely monitor the the macro-economic environment and its impact on vehicle production volumes in relation to the Company's specific cash needs. Further, the Company's intra-year needs are impacted by seasonal effects in the industry, such as mid-year shutdowns, the subsequent ramp-up of new model production and the additional year-end shutdowns by primary customers. These seasonal effects normally require use of liquidity resources during the first and third quarters.

To the extent that the Company’s liquidity needs exceed cash provided by its operating activities, the Company would look to cash balances on hand; cash available through existing financing vehicles such as its $220 million asset-based revolving credit facility, subject to a borrowing base which may be impacted by potential sale agreements; the sale of businesses or other assets, subject to the terms of debt and other contractual arrangements; and then to potential additional capital through the debt or equity markets. Access to these markets is influenced by the Company’s credit ratings. At March 31, 2012, Visteon’s credit ratings were B1 and B+ by Moody’s and S&P, respectively, both with a stable outlook. As of March 31, 2012 the Company had no outstanding borrowings or letter of credit obligations under its Revolving Loan Credit Agreement with $220 million available for borrowing. Additionally, as of March 31, 2012, the Company had remaining availability on various outstanding affiliate working capital credit facilities of approximately $180 million.

In April 2012, the Company completed the sale of its Grace Lake Corporate Center property located in Van Buren Township, Michigan for approximately $81 million in cash. In March 2012, the Company entered into an agreement to sell its Lighting business for $92 million in cash, including $20 million related to the Company's 50% equity interest in Visteon TYC Corporation (the "Lighting Transaction"). The Lighting Transaction, which remains subject to regulatory reviews and other conditions, is expected to be completed in the third quarter of 2012. During the first quarter 2012, the Company completed the Fourth Amendment to the asset backed revolving loan agreement to allow for the sale-leaseback of the Company's corporate headquarters and the Lighting Transaction. Future borrowing base capacity under the facility may be impacted by the sale of assets.

In January 2012, the Company contributed approximately 1.5 million shares of its common stock valued at approximately $73 million into its two largest U.S. defined benefit pension plans. This share contribution substantially reduces the Company's future cash pension funding requirements for 2012 and 2013.

Cash Flows

Operating Activities

Cash provided from operating activities during the three months ended March 31, 2012 totaled $19 million, compared with a use of $50 million for the same period in 2011. The increase is primarily due to improved net trade working capital flows, lower bankruptcy related payments, and the timing of interest payments, partially offset by lower net income, as adjusted for non-cash items.

Investing Activities

Cash used by investing activities during the three months ended March 31, 2012 totaled $53 million, compared to $54 million for the same period in 2011. Capital spending was $53 million in the first quarter of 2012 as compared to $55 million in the first quarter of 2011.

Financing Activities

Cash used by financing activities totaled $2 million during the three months ended March 31, 2012, as compared to $9 million provided by financing activities for the same period in 2011. The $2 million used by financing activities during the three months ended March 31, 2012 included reductions in affiliate debt primarily in the Asia Pacific region partially offset by an increase in the amount drawn under the French receivable facility. The $9 million of cash provided from financing activities during the three months ended March 31, 2011 primarily resulted from a reduction in restricted cash and cash from the exercise of stock warrants.

Debt and Capital Structure

Information related to the Company's debt is set forth in Note 10, "Debt", to the consolidated financial statements included herein under Item 1. For additional information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for specific debt agreements and additional information related to covenants and restrictions.

Off-Balance Sheet Arrangements

On September 27, 2011, the Company extended its $15 million Letters of Credit ("LOC") Facility with US Bank National Association through September 30, 2013. The Company must continue to maintain a collateral account with U.S. Bank equal to 103% of the aggregated stated amount of the LOCs with reimbursement for any draws. As of March 31, 2012, the Company had $11 million of outstanding letters of credit issued under this facility and secured by restricted cash. In addition, the Company had $13 million of locally issued letters of credit to support various customs arrangements and other obligations at its local affiliates of which $8 million are securitized by cash collateral.

The Company has guaranteed approximately $35 million of subsidiary lease payments on arrangements ranging from between one and ten years. During January 2009, the Company reached an agreement with the PBGC pursuant to U.S. federal pension law provisions that permit the agency to seek protection when a plant closing results in termination of employment for more than 20 percent of employees covered by a pension plan. In connection with this agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million, the term of this guarantee is dependent upon certain contingent events as set forth in the PBGC Agreement. These guarantees have not, nor does the Company expect they are reasonably likely to have, a material current or future effect on the Company’s financial position, results of operations or cash flows.

Fair Value Measurements

The Company uses fair value measurements in the preparation of its financial statements, which utilize various inputs including those that can be readily observable, corroborated or generally unobservable. The Company utilizes market-based data and valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, the Company applies assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. The primary financial instruments that are recorded at fair value in the Company's financial statements are derivative instruments.

The Company's use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts.

Fair value measurements related to derivative assets take into account the non-performance risk of the respective counterparty, while derivative liabilities take into account the non-performance risk of Visteon and its foreign affiliates. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives as of March 31, 2012.

Recent Accounting Pronouncements

See Note 1 “Basis of Presentation” to the accompanying consolidated financial statements under Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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
Foreign Currency Risk

The Company's net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to protect the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company's primary foreign exchange operating exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of March 31, 2012, the net fair value of foreign currency forward contracts was a liability of $7 million and an asset of $5 million while at December 31, 2011 the net fair value of forward contracts was a liability of $16 million.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $77 million and $74 million as of March 31, 2012 and December 31, 2011, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into foreign exchange contracts to mitigate its translational exposure.

Interest Rate Risk

The Company is subject to interest rate risk, principally in relation to fixed rate debt. The Company may use derivative financial instruments to manage exposure to fluctuations in interest rates. However, as of March 31, 2012, the Company had no outstanding interest rate derivative instruments.
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
Approximately 87% of the Company's borrowings were effectively on a fixed rate basis as of March 31, 2012 and December 31, 2011. The Company continues to evaluate its interest rate exposure and may use swaps or other derivative instruments again in the future.
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

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarterly period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the information above under Note 15, "Commitments and Contingencies," to the consolidated financial statements which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. See also, "Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the first quarter of 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	1,531	$49.94	—	—
February 1, 2012 to February 29, 2012	6,347	$53.72	—	—
March 1, 2012 to March 31, 2012	—	—	—	—
Total	7,878	$52.99	—	—

(1)
This column includes only shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

ITEM 5.    OTHER INFORMATION

On March 16, 2012, the Company announced that its Board of Directors would continue to accept stockholder nominations of persons for election to the Board at the upcoming 2012 annual meeting of stockholders until a date which occurs 10 days after the filing of the Company's proxy statement.

ITEM 6.	EXHIBITS

See Exhibit Index on Page 41.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Michael J. Widgren
Michael J. Widgren
Vice President, Corporate Controller and Chief Accounting Officer

Date: May 2, 2012

Exhibit Index

Exhibit No.	Description
3.1
Third Amended and Restated Bylaws of Visteon Corporation, as amended through February 28, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Visteon Corporation filed on March 1, 2012).

10.1	Asset Purchase Agreement, dated as of March 9, 2012, by and among Visteon Corporation, certain of Visteon’s subsidiaries, VARROCCORP Holding BV and Varroc Engineering Pvt. Ltd.
10.2	Employment Agreement, dated as of December 12, 2011, between Visteon Engineering Services Ltd. and Robert C. Pallash.*
10.3	P.R. China Employment Agreement, dated as of December 12, 2011, between Visteon Asia Pacific, Inc. and Robert C. Pallash.*
10.4
Form of Terms and Conditions of Performance Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on March 5, 2012).*

10.5
Fourth Amendment to Revolving Loan Credit Agreement, dated as of April 3, 2012, by and among Visteon Corporation, certain of its domestic subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and the lenders and L/C issuers party thereto.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated May 2, 2012.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated May 2, 2012.
32.1	Section 1350 Certification of Chief Executive Officer dated May 2, 2012.
32.2	Section 1350 Certification of Chief Financial Officer dated May 2, 2012.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

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