Form 10-Q
period 2012-06-30
VISTEON CORP
filed 2012-08-02
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012, or

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
Registrant’s telephone number, including area code: (800)-VISTEON
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No__
Indicate by check mark whether the registrant: has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓ No __
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company  __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of July 27, 2012, the registrant had outstanding 52,684,731 shares of common stock.
Exhibit index located on page number 54.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Dollars in Millions Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011

Sales	$1,693	$2,046	$3,410	$3,896
Cost of sales	1,565	1,854	3,148	3,561
Gross margin	128	192	262	335
Selling, general and administrative expenses	87	100	178	196
Restructuring and other expenses	11	26	74	28
Operating income	30	66	10	111
Interest expense	10	12	22	27
Interest income	4	5	7	11
Loss on debt extinguishment	—	24	—	24
Equity in net income of non-consolidated affiliates	103	43	145	87
Income from continuing operations before income taxes	127	78	140	158
Provision for income taxes	42	34	69	62
Income from continuing operations	85	44	71	96
(Loss) income from discontinued operations, net of tax	(1)	—	2	4
Net income	84	44	73	100
Net income attributable to non-controlling interests	9	18	27	35
Net income attributable to Visteon Corporation	$75	$26	$46	$65

Basic earnings (loss) per share:
Continuing operations	$1.43	$0.51	$0.83	$1.20
Discontinued operations	(0.02)	—	0.04	0.08
Basic earnings attributable to Visteon Corporation	$1.41	$0.51	$0.87	$1.28
Diluted earnings (loss) per share:
Continuing operations	$1.42	$0.50	$0.82	$1.17
Discontinued operations	(0.02)	—	0.04	0.08
Diluted earnings attributable to Visteon Corporation	$1.40	$0.50	$0.86	$1.25

Comprehensive income:
Comprehensive income	$31	$93	$67	$212
Comprehensive income attributable to Visteon Corporation	$29	$66	$40	$158

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, Dollars in Millions)

	June 30	December 31
	2012	2011

ASSETS
Cash and equivalents	$681	$723
Restricted cash	21	23
Accounts receivable, net	1,166	1,071
Inventories, net	380	381
Other current assets	430	296
Total current assets	2,678	2,494

Property and equipment, net	1,264	1,412
Equity in net assets of non-consolidated affiliates	714	644
Intangible assets, net	328	353
Other non-current assets	60	66
Total assets	$5,044	$4,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt, including current portion of long-term debt	$94	$87
Accounts payable	1,067	1,010
Accrued employee liabilities	171	189
Other current liabilities	227	267
Total current liabilities	1,559	1,553

Long-term debt	503	512
Employee benefits	408	495
Deferred tax liabilities	199	187
Other non-current liabilities	247	225

Shareholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding at June 30, 2012 and December 31, 2011)	—	—
Common stock (par value $0.01, 250 million shares authorized, 53 million and 52 million shares issued, 53 million and 52 million shares outstanding at June 30, 2012 and December 31, 2011, respectively)	1	1
Stock warrants	13	13
Additional paid-in capital	1,250	1,165
Retained earnings	212	166
Accumulated other comprehensive loss	(31)	(25)
Treasury stock	(12)	(13)
Total Visteon Corporation shareholders’ equity	1,433	1,307
Non-controlling interests	695	690
Total shareholders’ equity	2,128	1,997
Total liabilities and shareholders’ equity	$5,044	$4,969

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Dollars in Millions)

	Six Months Ended
	June 30
	2012	2011
Operating Activities
Net income	$73	$100
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	132	162
Equity in net income of non-consolidated affiliates, net of dividends remitted	(134)	(83)
Loss on debt extinguishment	—	24
Other non-cash items	42	16
Changes in assets and liabilities:
Accounts receivable	(91)	(195)
Inventories	(32)	(40)
Accounts payable	64	79
Other assets and other liabilities	(47)	(43)
Net cash provided from operating activities	7	20

Investing Activities
Capital expenditures	(102)	(126)
Proceeds from asset sales	80	10
Other	(2)	(5)
Net cash used by investing activities	(24)	(121)

Financing Activities
Short-term debt, net	4	9
Proceeds from issuance of debt, net of issuance costs	2	502
Principal payments on debt	(4)	(506)
Cash restriction, net	—	52
Rights offering fees	—	(33)
Dividends to non-controlling interests	(22)	(24)
Net cash used by financing activities	(20)	—
Effect of exchange rate changes on cash and equivalents	(5)	35
Net decrease in cash and equivalents	(42)	(66)
Cash and equivalents at beginning of period	723	905
Cash and equivalents at end of period	$681	$839

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

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $11 million of collateral for the Letter of Credit Facility with US Bank National Association, and $10 million related to cash collateral for other corporate purposes at June 30, 2012.

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

NOTE 2. Discontinued Operations

In March 2012, the Company entered into an agreement for the sale of assets and liabilities associated with the Company's Lighting operations to Varroccorp Holding BV and Varroc Engineering Pvt. Ltd. (together, "Varroc Group") for proceeds of approximately $92 million, including $20 million related to the Company's 50% equity interest in Visteon TYC Corporation (“VTYC”) (collectively the "Lighting Transaction"). On August 1, 2012, the Company completed the Lighting Transaction, excluding the Company's investment in VTYC, for proceeds of approximately $72 million, subject to purchase price adjustments. The Company's Lighting operations manufacture front and rear lighting systems, auxiliary lamps and key subcomponents such as projectors and electronic modules through facilities located in Novy Jicin and Rychvald, Czech Republic, Monterrey, Mexico and Pune, India. The Company's Lighting business recorded sales for the year ended December 31, 2011 of $531 million.

The Company determined that assets and liabilities subject to the Lighting Transaction, excluding the Company's investment in VTYC, met the "held for sale" criteria during the quarterly period ended March 31, 2012. The held for sale Lighting assets and liabilities were revalued to the lower of carrying amount or fair value less cost to sell, which resulted in asset impairment charges of approximately $11 million and $13 million for the three-month and six-month periods ended June 30, 2012, respectively. Additionally, the held for sale Lighting assets and liabilities were reclassified in the Consolidated Balance Sheets to "Other current assets" or "Other current liabilities," respectively, as the sale of such assets and liabilities closed during the third quarter of 2012.

Assets and liabilities held for sale are summarized as follows:

	June 30		June 30
Assets	2012	Liabilities	2012
	(Dollars in Millions)		(Dollars in Millions)
Property and equipment, net	$35	Employee liabilities	$4
Inventories, net	30	Capital lease obligations	3
Definite-lived intangibles, net	5	Other liabilities	1
Other assets	6		$8
	$76

Further, because the Lighting operations represent a component of the Company's business, the results of operations of the Lighting business have been reclassified to “Income from discontinued operations, net of tax” in the Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended June 30, 2012 and 2011.

Discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	(Dollars in Millions)
Sales	$126	$132	$265	$255
Cost of sales	113	127	236	244
Gross margin	13	5	29	11
Selling, general and administrative expenses	3	4	6	6
Asset impairments	11	—	13	—
Other expenses	1	—	3	—
Operating (loss) income	(2)	1	7	5
Interest expense	1	1	1	1
(Loss) income from discontinued operations before income taxes	(3)	—	6	4
(Benefit) provision for income taxes	(2)	—	4	—
Net (loss) income from discontinued operations attributable to Visteon Corporation	$(1)	$—	$2	$4

Note 3. Restructuring and Other Expenses

Restructuring and other expenses consist of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	(Dollars in Millions)
Restructuring expenses	$1	$19	$42	$17
Loss on asset contribution	—	—	14	—
Transformation costs	10	2	18	3
Bankruptcy related costs	—	5	—	8
	$11	$26	$74	$28

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

Restructuring reserves of $9 million and $26 million at June 30, 2012 and December 31, 2011, respectively, are classified as other current liabilities on the consolidated balance sheets. The Company anticipates that the activities associated with these reserves will be substantially completed by the end of 2012. The following is a summary of the Company's consolidated restructuring reserves and related activity for the six months ended June 30, 2012.

	Electronics	Interiors	Climate	Total
	(Dollars in Millions)
December 31, 2011	$19	$6	$1	$26
Expenses	36	4	1	41
Utilization	(49)	(3)	(1)	(53)
March 31, 2012	6	7	1	14
Expenses	—	—	1	1
Utilization	(5)	—	(1)	(6)
June 30, 2012	$1	$7	$1	$9

During the first quarter of 2012, the Company recorded $41 million of restructuring expenses, including $36 million in connection with the previously announced closure of the Company's Cadiz Electronics operation in El Puerto de Santa Maria, Spain. In January 2012 the Company reached agreements with the local unions and Spanish government for the closure of its Cadiz operation, which were subsequently ratified by the employees in February 2012. Pursuant to the agreements, the Company agreed to pay one-time termination benefits, in excess of the statutory minimum requirement, of approximately $31 million. Additionally, the Company agreed to transfer land, building and machinery with a net book value of approximately $14 million for the benefit of the employees. The Company also recorded $5 million of other exit costs related to the Cadiz exit including amounts payable to the Spanish government in connection with the asset contribution. Utilization during the three months ended March 31, 2012 includes $48 million of payments to former Cadiz employees for employee severance and termination benefits. Payment of $4 million to the Spanish government in connection with the asset contribution was included in utilization for the three months ended June 30, 2012. The Company recovered approximately $19 million of such costs during the first half of 2012 pursuant to the Release Agreement with Ford for an aggregate recovery of $23 million when considering the $4 million received during 2011. Amounts recovered have been recorded as deferred revenue on the Company's consolidated balance sheet as further described in Note 9, "Other Liabilities".

During the second quarter of 2011, the Company recorded approximately $21 million for severance and termination benefits representing the minimum amount of employee separation costs pursuant to statutory regulations related to the closure of its Cadiz Electronics operation. Additionally, the Company reversed approximately $2 million of previously recorded restructuring accruals due to lower than estimated severance and termination benefit costs associated with the consolidation of the Company's Electronics operations in South America.

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

Business Transformation Activities

Business transformation costs of $10 million and $18 million incurred during the three-month and six-month periods ended June 30, 2012, respectively, relate principally to financial and advisory fees associated with the Company's continued efforts to transform its business portfolio and to rationalize its cost structure including, among other things, the investigation of potential transactions for the sale, merger or other combination of certain businesses.

The Company recorded bankruptcy-related costs of $5 million and $8 million during the three-month and six-month periods ended June 30, 2011, which were the result of amounts directly associated with the bankruptcy claims settlement process under Chapter 11.

NOTE 4. Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of inventories is provided below:

	June 30	December 31
	2012	2011
	(Dollars in Millions)
Raw materials	$142	$167
Work-in-process	182	174
Finished products	79	64
	403	405
Valuation reserves	(23)	(24)
	$380	$381

NOTE 5. Other Assets

Other current assets are summarized as follows:

	June 30	December 31
	2012	2011
	(Dollars in Millions)
Recoverable taxes	$111	$99
Assets held for sale	76	—
Pledged accounts receivable	67	82
Dividends receivable	60	—
Deposits	30	32
Non-consolidated affiliates receivable	29	32
Deferred tax assets	24	30
Prepaid assets	24	17
Foreign currency hedges	8	—
Other	1	4
	$430	$296

Other non-current assets are summarized as follows:

	June 30	December 31
	2012	2011
	(Dollars in Millions)
Deferred tax assets	$17	$18
Income tax receivable	10	11
Debt issuance costs	7	8
Deposits	6	7
Notes receivable	4	6
Other	16	16
	$60	$66

NOTE 6. Property and Equipment

Property and equipment, net consists of the following:

	June 30	December 31
	2012	2011
	(Dollars in Millions)
Land	$153	$184
Buildings and improvements	258	311
Machinery, equipment and other	1,031	985
Construction in progress	76	106
Total property and equipment	1,518	1,586
Accumulated depreciation	(334)	(254)
	1,184	1,332
Product tooling, net of amortization	80	80
Property and equipment, net	$1,264	$1,412

Property and equipment is depreciated principally using the straight-line method of depreciation over an estimated useful life. Generally, buildings and improvements are depreciated over a 40-year estimated useful life and machinery, equipment and other assets are depreciated over estimated useful lives ranging from 3 to 15 years. Product tooling is amortized using the straight-line method over the estimated life of the tool, generally not exceeding 6 years.

Depreciation and amortization expenses are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	(Dollars in Millions)
Depreciation	$54	$70	$107	$131
Amortization	3	4	5	9
	$57	$74	$112	$140

On April 17, 2012, the Company sold its corporate headquarters, which had a net book value of approximately $60 million, for proceeds of approximately $80 million. In connection with the sale, the Company entered into an agreement to lease back the corporate offices over a period of 15 years. The resulting gain on the sale of $20 million is being recognized into income over the lease term on a straight-line basis.

NOTE 7. Non-Consolidated Affiliates

The Company recorded equity in net income of non-consolidated affiliates of $103 million and $43 million for the three-month periods ended June 30, 2012 and 2011, respectively. For the six-month periods ended June 30, 2012 and 2011, the Company recorded $145 million and $87 million, respectively. Equity in the net income of non-consolidated affiliates for the three-month and six-month periods ended June 30, 2012 includes $63 million representing Visteon's equity interest in a non-cash gain recorded by Yanfeng Visteon Automotive Trim Systems Co., Ltd (“Yanfeng”), a 50% owned non-consolidated affiliate of the Company, during the second quarter 2012. The gain resulted from the excess of fair value over carrying value of a former equity investee of Yanfeng that was consolidated effective June 1, 2012 pursuant to changes in the underlying joint venture agreement. The amounts recorded by Yanfeng are based on preliminary estimates of enterprise value, which remain subject to finalization. Final determination of the values may result in adjustments to the amount of the gain reported herein. The Company had $714 million and $644 million of equity in the net assets of non-consolidated affiliates at June 30, 2012 and December 31, 2011, respectively.

The following table presents summarized financial data for the Company’s non-consolidated affiliates, including Yanfeng, of which the Company owns a 50% interest and which is considered a significant non-consolidated affiliate. Summarized financial information reflecting 100% of the operating results of the Company's equity investees are provided below.

	Three Months Ended June 30
	Net Sales		Gross Margin		Net Income
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Yanfeng	$991	$739	$178	$128	$185	$63
All other	467	205	52	37	27	22
	$1,458	$944	$230	$165	$212	$85

	Six Months Ended June 30
	Net Sales		Gross Margin		Net Income
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Yanfeng	$1,784	$1,459	$300	$237	$257	$132
All other	880	392	94	70	44	41
	$2,664	$1,851	$394	$307	$301	$173

Yanfeng sales and gross margin for the three and six months ended June 30, 2012 include approximately $200 million and $40 million, respectively, related to June 2012 activity of a former equity investee that was consolidated effective June 1, 2012. Yanfeng net income for the three and six months ended June 30, 2012 includes approximately $130 million associated with a non-cash gain on the consolidation of a former equity investee. Net sales for all other non-consolidated affiliates for the three and six months ended June 30, 2012 included $215 million and $408 million, respectively, related to Duckyang. The Company commenced equity method accounting for Duckyang from October 2011 following the sale of a controlling ownership interest and deconsolidation from the Company's financial statements.

On August 1, 2012 Visteon agreed to sell its 50% equity share of R-Tek Ltd., a UK-based Interiors joint venture, for proceeds of approximately $30 million.

The Company monitors its investments in the net assets of non-consolidated affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and fair value.

NOTE 8. Intangible Assets

Intangible assets, net are comprised of the following:

	June 30, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Dollars in Millions)
Definite-lived intangible assets
Developed technology	$198	$45	$153	$204	$32	$172
Customer related	119	22	97	119	16	103
Other	21	4	17	20	3	17
	$338	$71	$267	$343	$51	$292

Goodwill and indefinite-lived intangible assets
Goodwill			$36			$36
Trade names			25			25
			$61			$61

The Company recorded approximately $10 million and $20 million of amortization expense related to definite-lived intangible assets for the three-month and six-month periods ended June 30, 2012, respectively. The Company recorded approximately $11 million and $22 million of amortization expense related to definite-lived intangible assets for the three-month and six-month periods ended June 30, 2011, respectively. The Company currently estimates annual amortization expense to be $40 million for 2012 through 2014, $39 million for 2015 and $38 million for 2016. Goodwill and trade names, substantially all of which relate to the Company's Climate reporting unit, are not amortized but are tested for impairment at least annually. Impairment testing is required more often if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting goodwill impairment testing, the fair value of the reporting unit is compared to the net book value of the reporting unit. If the net book value exceeds the fair value, an impairment loss is measured and recognized. The Company conducts its annual impairment testing as of the first day of the fourth quarter.

NOTE 9. Other Liabilities

Other current liabilities are summarized as follows:

	June 30	December 31
	2012	2011
	(Dollars in Millions)
Product warranty and recall reserves	$40	$42
Deferred income	37	21
Non-income taxes payable	34	41
Payables to non-consolidated affiliates	21	24
Income taxes payable	18	29
Restructuring reserves	9	26
Liabilities held for sale	8	—
Accrued legal reserves	8	8
Accrued interest payable	7	7
Claims settlement accruals	3	9
Foreign currency hedges	1	16
Other accrued liabilities	41	44
	$227	$267

Other non-current liabilities are summarized as follows:

	June 30	December 31
	2012	2011
	(Dollars in Millions)
Income tax reserves	$101	$97
Deferred income	66	42
Non-income taxes payable	41	41
Product warranty and recall reserves	24	24
Legal and environmental reserves	9	11
Other accrued liabilities	6	10
	$247	$225

Current and non-current deferred income at June 30, 2012 of $17 million and $40 million, respectively, relate to various customer accommodation, support and other agreements. Revenue associated with these agreements is being recorded in relation to the delivery of associated products in accordance with the terms of the underlying agreement or over the estimated period of benefit to the customer, generally representing the duration of remaining production on current vehicle platforms. The Company recorded $5 million and $10 million of revenue associated with these payments during the three-month and six-month periods ended June 30, 2012. The Company expects to record approximately $10 million, $15 million, $14 million, $9 million and $9 million of deferred amounts in the remainder of 2012 and the annual periods of 2013, 2014, 2015 and 2016, respectively.

NOTE 10. Debt

As of June 30, 2012, the Company had $94 million and $503 million of debt outstanding classified as short-term debt and long-term debt, respectively. The Company’s short and long-term debt balances consist of the following:

	June 30	December 31
	2012	2011
	(Dollars in Millions)
Short-term debt
Current portion of long-term debt	$5	$1
Other – short-term	89	86
Total short-term debt	94	87

Long-term debt
6.75% senior notes due April 15, 2019	495	494
Other	8	18
Total long-term debt	503	512
Total debt	$597	$599

As of June 30, 2012, the Company's revolving loan credit agreement has a borrowing capacity of $212 million. As of June 30, 2012, there were no amounts outstanding under the revolving loan credit agreement. On April 3, 2012, the Company entered into an amendment to the revolving loan credit agreement to allow for the potential sale of the Lighting assets as well as the sale and leaseback of the Company's U.S. corporate headquarters. On July 3, 2012, the Company entered into an amendment to the revolving loan credit agreement, to among other things, reduce the aggregate lending commitment to $175 million and modify certain restrictive covenants to permit certain asset dispositions, hedging and similar arrangements and the incurrence of limited categories of indebtedness.

In connection with the Company's $15 million Letter of Credit ("LOC") Facility with US Bank National Association, the Company must continue to maintain a collateral account equal to 103% of the aggregated stated amount of the LOCs with reimbursement of any draws. As of June 30, 2012 and December 31, 2011, the Company had $11 million of outstanding letters of credit issued under this facility and secured by restricted cash. In addition, the Company had $13 million of locally issued letters of credit to support various customs arrangements and other obligations at its local affiliates of which $6 million are securitized by cash collateral as of June 30, 2012.

As of June 30, 2012, the Company had affiliate debt outstanding of $101 million, with $93 million and $8 million classified in short-term and long-term debt, respectively. These balances are primarily related to the Company’s non-U.S. operations and are payable in non-U.S. currencies including, but not limited to the Euro, Chinese Yuan, and Korean Won. Remaining availability on outstanding affiliate credit facilities is approximately $216 million and certain of these facilities have pledged receivables, inventory or equipment as security. Included in the Company's affiliate debt is an arrangement, through a subsidiary in France, to sell accounts receivable on an uncommitted basis. The amount of financing available is contingent upon the amount of receivables less certain reserves. The Company pays a 30 basis point servicing fee on all receivables sold, as well as a financing fee of 3-month Euribor plus 75 basis point on the advanced portion. At June 30, 2012, there was $25 million of outstanding borrowings under the facility with $67 million of receivables pledged as security, which are recorded as Other current assets on the consolidated balance sheet.

The fair value of debt was approximately $587 million at both June 30, 2012 and December 31, 2011, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

NOTE 11. Employee Retirement Benefits

Benefit Expenses

The components of the Company’s net periodic benefit costs for the three-month periods ended June 30, 2012 and 2011 were as follows:

	Retirement Plans				Health Care and Life Insurance Benefits
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Costs recognized in income
Service cost	$—	$1	$2	$2	$—	$—
Interest cost	18	18	7	7	—	—
Expected return on plan assets	(20)	(18)	(5)	(5)	—	—
Reinstatement (termination) of benefits	—	—	—	—	—	(2)
Visteon sponsored plan net pension (income) expense	$(2)	$1	$4	$4	$—	$(2)

The components of the Company’s net periodic benefit costs for the six-month periods ended June 30, 2012 and 2011 were as follows:

	Retirement Plans				Health Care and Life Insurance Benefits
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Costs recognized in income
Service cost	$—	$2	$3	$3	$—	$—
Interest cost	35	37	14	14	—	—
Expected return on plan assets	(39)	(37)	(9)	(9)	—	—
Reinstatement (termination) of benefits	—	—	—	—	—	(2)
Special termination benefits	—	2	—	—	—	—
Visteon sponsored plan net pension (income) expense	$(4)	$4	$8	$8	$—	$(2)

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. Effective January 1, 2012, matching contributions for the U.S. defined contribution plan are 100% on the first 6% of pay contributed. The expense related to matching contributions was approximately $3 million and $8 million for the three-month and six-month periods ended June 30, 2012, respectively. The expense related to matching contributions was approximately $1 million and $2 million for the three-month and six-month periods ended June 30, 2011, respectively.

Contributions

On January 9, 2012 the Company completed a contribution of approximately 1.5 million shares of Visteon Corporation common stock valued at approximately $73 million to its two largest U.S. defined benefit plans. This contribution was in excess of the calendar 2012 minimum required contributions for those plans by approximately $10 million.

During the six-month period ended June 30, 2012, cash contributions to the Company's U.S. and non-U.S. retirement plans were $3 million and 6 million, respectively. The Company anticipates additional cash contributions to its U.S. and non-U.S. retirement plans of $1 million and $10 million, respectively, during 2012. The Company also anticipates contributions to its OPEB plans of $2 million. The Company’s expected 2012 contributions may be revised.

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

The Company provides for U.S. and non-U.S. income taxes and non-U.S. withholding taxes on the projected future repatriations of the earnings from its non-U.S. operations at each tier of the legal entity structure. During the three-month and six-month periods ended June 30, 2012, the Company recognized expense of $6 million and $11 million, respectively, reflecting the Company's forecasts which contemplate numerous financial and operational considerations that impact future repatriations.

The Company's provision for income taxes for the three-month and six-month periods ended June 30, 2012 of $42 million and $69 million, respectively, includes income tax expense in countries where the Company is profitable, withholding taxes, changes in uncertain tax benefits, and the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions to the extent not offset by other categories of income.

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

Unrecognized Tax Benefits

Gross unrecognized tax benefits were $129 million at June 30, 2012 and $123 million at December 31, 2011, of which approximately $69 million in each period represents the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. During the three-month and six-month periods ended June 30, 2012, the Company increased its gross unrecognized tax benefits for positions expected to be taken in future tax returns, primarily related to the allocation of costs among our global operations, and foreign currency impacts. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties related to uncertain tax positions was $32 million at June 30, 2012 and $28 million at December 31, 2011.

The Company operates in multiple jurisdictions throughout the world and the income tax returns of its subsidiaries in various tax jurisdictions are subject to periodic examination by respective tax authorities. With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2008 or state and local, or non-U.S. income tax examinations for years before 2002. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in Europe and Asia could conclude within the next twelve months and result in a significant change in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. However, the Company believes it is reasonably possible that it will reduce the amount of its existing unrecognized tax benefits impacting the effective tax rate by $1 million to $3 million due to the lapse of statute of limitations, some portion of such reduction might be reported as discontinued operations.

NOTE 13. Shareholders’ Equity and Non-controlling Interests

The tables below provide a reconciliation of the carrying amount of total shareholders' equity, including shareholders' equity attributable to Visteon and equity attributable to non-controlling interests ("NCI") for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30
	2012			2011
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Shareholders' equity beginning balance	$1,398	$693	$2,091	$1,365	$693	$2,058
Income from continuing operations	76	9	85	26	18	44
Loss from discontinued operations	(1)	—	(1)	—	—	—
Net income	75	9	84	26	18	44
Other comprehensive income
Foreign currency translation adjustment	(47)	(9)	(56)	37	9	46
Pension and other postretirement benefits	(3)	—	(3)	1	—	1
Unrealized hedging gains and other	4	2	6	2	—	2
Total other comprehensive (loss) income	(46)	(7)	(53)	40	9	49
Stock-based compensation, net	6	—	6	10	—	10
Warrant exercises	—	—	—	2	—	2
Dividends to non-controlling interests	—	—	—	—	(7)	(7)
Shareholders' equity ending balance	$1,433	$695	$2,128	$1,443	$713	$2,156

	Six Months Ended June 30
	2012					2011
	Visteon		NCI		Total	Visteon	NCI	Total
	(Dollars in Millions)
Shareholders' equity beginning balance	$1,307		$690		$1,997	$1,260	$690	$1,950
Income from continuing operations	44		27		71	61	35	96
Income from discontinued operations	2		—		2	4	—	4
Net income	46		27		73	65	35	100
Other comprehensive income
Foreign currency translation adjustment	(19)		(3)		(22)	84	18	102
Pension and other postretirement benefits	(1)		—		(1)	3	—	3
Unrealized hedging gains and other	14		3		17	6	1	7
Total other comprehensive (loss) income	(6)		—		(6)	93	19	112
Stock-based compensation, net	13		—		13	20	—	20
Common stock contribution to U.S. pension plans	73		—		73	—	—	—
Warrant exercises	—	—	—	—	—	5	—	5
Dividends to non-controlling interests	—		(22)		(22)	—	(31)	(31)
Shareholders' equity ending balance	$1,433		$695		$2,128	$1,443	$713	$2,156

On July 30, 2012, Visteon's board of directors authorized the repurchase of up to $100 million of the Company's common stock over the subsequent two year period. The Company anticipates that repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

Non-controlling Interests

Non-controlling interests in the Visteon Corporation economic entity are as follows:

	June 30	December 31
	2012	2011
	(Dollars in Millions)
Halla Climate Control Corporation	$665	$660
Visteon Interiors Korea Ltd	18	20
Other	12	10
Total non-controlling interests	$695	$690

The Company holds a 70% interest in Halla Climate Control Corporation (“Halla”), a consolidated subsidiary. Halla is headquartered in South Korea with operations in North America, Europe and Asia. Halla designs, develops and manufactures automotive climate control products, including air conditioning systems, modules, compressors, and heat exchangers for sale to global OEMs.

On July 4, 2012 Visteon, through its wholly-owned Korean subsidiary, Visteon Korea Holdings Corp., commenced a cash tender offer to purchase the remaining 30 percent (32.0 million shares) of Halla for 913 billion Korean Won ("KRW"), or approximately $805 million. The tender offer, which remained open for 20 days, was conditioned on shareholders tendering a minimum of 26.7 million shares, for a total Visteon ownership of at least 95 percent. Visteon offered 28,500 KRW per share, representing a premium of approximately 15 percent to Halla’s share trading price on the Korean stock exchange on July 4, 2012. The tender offer and related costs were to be funded through a fully committed Korean debt facility of 1 trillion KRW or $881 million (the "Bridge Loan"), under which Visteon Korea Holdings Corp. borrowed 925 billion KRW or $815 million. The Bridge Loan is secured by a pledge of all of the shares of capital stock of Halla owned directly or indirectly by Visteon. On July 3, 2012, the Company entered into an amendment to the revolving credit loan agreement, to among other things, permit the the Bridge Loan. On July 24, 2012 the tender offer expired without acceptance of the tendered shares, due to the 95 percent condition not being satisfied.

On July 30, 2012, Visteon Korea Holdings Corp. amended the Bridge Loan to provide, among other things, for the ability to make additional borrowings, notwithstanding the voluntary prepayment of previously borrowed amounts, in exchange for the payment of a commitment fee of 0.5 percent per annum (the "Amended Bridge Loan"). The Amended Bridge Loan is available for borrowing through April 30, 2013 and expires July 4, 2013. Additionally, on July 30, 2012, Visteon Korea Holdings Corp. repaid approximately 910 billion KRW or $800 million of previously borrowed amounts under the Bridge Loan. Interest on the Amended Bridge Loan is to be paid every three months based on the average yield rate quoted by certain bond pricing agencies in respect of KRW denominated non-guaranteed bank debentures with a remaining maturity of one year, plus an annual margin of 3.00 percent. The Amended Bridge Loan may be pre-paid, in full or in part, at any time by following certain advance notice and other procedures. In certain events, the Amended Bridge Loan requires prepayment, including upon the disposal of certain assets, the incurrence of certain indebtedness and the receipt of certain distributions.

In connection with the tender offer Visteon entered into a short-term equity put option based upon the KOSPI 200 Index with a notional value of approximately $800 million to substantially protect itself from a significant market downturn during the tender offer period. In connection with the expiration of the tender offer, Visteon terminated the short-term equity put option on July 24, 2012.

Accumulated Other Comprehensive Loss

The Accumulated other comprehensive loss (“AOCI”) category of Shareholders’ equity, net of tax, includes:

	June 30	December 31
	2012	2011
	(Dollars in Millions)
Foreign currency translation adjustments	$(60)	$(41)
Pension and other postretirement benefit adjustments	24	25
Unrealized gains (losses) on derivatives	5	(9)
Total accumulated other comprehensive loss	$(31)	$(25)

NOTE 14. Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock is calculated by dividing reported net income (loss) attributable to Visteon by the average number of shares of common stock outstanding during the applicable period, adjusted for participating securities. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to Visteon by the average number of shares of common stock outstanding during the applicable period, adjusted for participating securities and the effect of dilutive potential common stock, such as stock warrants and stock options. The impact of participating securities and other dilutive potential common stock is not taken into consideration in a loss period as the impact would be anti-dilutive. Accordingly, participating securities and other dilutive potential common stock have been excluded from the computation of basic and diluted loss per share as applicable.

The table below provides details underlying the calculations of basic and diluted earnings (loss) per share.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	(Dollars in Millions, Except Per Share Amounts)
Numerator:
Income from continuing operations	$76	$26	$44	$61
(Loss) income from discontinued operations	(1)	—	2	4
Net income attributable to Visteon	$75	$26	$46	$65
Denominator:
Average common stock outstanding	53.3	51.0	53.1	50.9
Dilutive effect of warrants	0.4	0.9	0.4	1.2
Diluted shares	53.7	51.9	53.5	52.1

Basic and Diluted Earnings (Loss) Per Share Data:
Basic earnings (loss) per share:
Continuing operations	$1.43	$0.51	$0.83	$1.20
Discontinued operations	(0.02)	—	0.04	0.08
Basic earnings per share attributable to Visteon	$1.41	$0.51	$0.87	$1.28
Diluted earnings (loss) per share:
Continuing operations	$1.42	$0.50	$0.82	$1.17
Discontinued operations	(0.02)	—	0.04	0.08
Diluted earnings per share attributable to Visteon	$1.40	$0.50	$0.86	$1.25

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

Financial Instruments

The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Where possible, the Company utilizes derivative financial instruments, including forward and option contracts, to protect the Company’s cash flow from changes in exchange rates. Foreign currency exposures are reviewed monthly and natural offsets are considered prior to entering into a derivative financial instrument.

The Company’s primary foreign currency exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of June 30, 2012 and December 31, 2011, the Company had forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $700 million and $741 million, respectively. Fair value estimates of these contracts are based on quoted market prices. A portion of these instruments has been designated as cash flow hedges with the effective portion of the gain or loss reported in the Accumulated other comprehensive loss component of Shareholders’ equity in the Company’s consolidated balance sheets and the ineffective portion recorded as Cost of sales in the Company’s consolidated statements of comprehensive income.

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

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s consolidated balance sheets at June 30, 2012 and December 31, 2011 as follows:

Assets			Liabilities
	June 30	December 31		June 30	December 31
Classification	2012	2011	Classification	2012	2011
	(Dollars in Millions)			(Dollars in Millions)
Designated:			Designated:
Other current assets	$10	$—	Other current assets	$3	$—
Other current liabilities	3	8	Other current liabilities	4	24
Non-designated:			Non-designated:
Other current assets	1	—	Other current assets	—	—
	$14	$8		$7	$24
Gains and losses associated with derivative financial instruments recorded in Cost of sales and Interest expense for the three-month periods ended June 30, 2012 and 2011 are as follows:

	Amount of Gain (Loss)
	Recorded in AOCI, net of tax		Reclassified from AOCI into Income		Recorded in Income
	Three months ended		Three months ended		Three months ended
	June 30		June 30		June 30
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Foreign currency risk – Cost of sales
Cash flow hedges	$4	$2	$—	$4	$—	$—
Non-designated cash flow hedges	—	—	—	—	—	(3)
	$4	$2	$—	$4	$—	$(3)

Gains and losses associated with derivative financial instruments recorded in Cost of sales and Interest expense for the six-month periods ended June 30, 2012 and 2011 are as follows:

	Amount of Gain (Loss)
	Recorded in AOCI, net of tax		Reclassified from AOCI into Income		Recorded in Income
	Six months ended		Six months ended		Six months ended
	June 30		June 30		June 30
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Foreign currency risk – Cost of sales
Cash flow hedges	$14	$5	$—	$6	$—	$—
Non-designated cash flow hedges	—	—	—	—	(1)	(4)
	$14	$5	$—	$6	$(1)	$(4)
Interest rate risk – Interest expense
Cash flow hedges	$—	$1	$—	$—	$—	$—

Concentrations of Credit Risk

Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are with investment and commercial banks with significant experience using such derivatives and is assessed on a net basis. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty and through monitoring counterparty credit risks. The Company’s concentration of credit risk related to derivative contracts at June 30, 2012 and December 31, 2011 is not significant. With the exception of the customers below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at June 30, 2012 and December 31, 2011, respectively.

	June 30	December 31
	2012	2011
Ford and affiliates	24%	24%
Hyundai Mobis Company	13%	14%
Hyundai Motor Company	9%	10%

Management periodically performs credit evaluations of its customers and generally does not require collateral.

Items Measured at Fair Value on a Non-recurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. Assets and liabilities measured at fair value on a non-recurring basis during the three-month and six-month periods ended June 30, 2012 include assets and liabilities subject to the Lighting Transaction, as further described in Note 2, "Discontinued Operations."

NOTE 16. Commitments and Contingencies

Guarantees and Commitments

The Company has guaranteed approximately $38 million for lease payments related to its subsidiaries for between one and ten years. In connection with an agreement entered in 2009 with the Pension Benefit Guarantee Corporation ("PBGC"), the Company agreed to provide a guarantee by certain affiliates of contingent pension obligations of up to $30 million, the term of this guarantee is dependent upon events as specifically set forth in the PBGC agreement.

Litigation and Claims

Several current and former employees of Visteon Deutschland GmbH (“Visteon Germany”) filed civil actions against Visteon Germany in various German courts beginning in August 2007 seeking damages for the alleged violation of German pension laws that prohibit the use of pension benefit formulas that differ for salaried and hourly employees without adequate justification. Several of these actions have been joined as pilot cases. In a written decision issued in April 2010, the Federal Labor Court issued a declaratory judgment in favor of the plaintiffs in the pilot cases. To date, more than 725 current and former employees have filed similar actions or have inquired as to or been granted additional benefits, and an additional 625 current and former employees are similarly situated. The Company's remaining reserve for unsettled cases is approximately $6 million and is based on the Company’s best estimate as to the number and value of the claims that will be made in connection with the pension plan. However, the Company’s estimate is subject to many uncertainties which could result in Visteon Germany incurring amounts in excess of the reserved amount of up to approximately $7 million.

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of June 30, 2012, the Company maintained accruals of approximately $12 million for claims aggregating approximately $137 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

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

In December of 2009, the Court granted the Debtors' motion in part authorizing them to terminate or amend certain other postretirement employee benefits, including health care and life insurance. On December 29, 2009, the IUE-CWA, the Industrial Division of the Communications Workers of America, AFL-CIO, CLC, filed a notice of appeal of the Court's order with the District Court. By order dated March 31, 2010, the District Court affirmed the Court's order in all respects. On April 1, 2010, the IUE filed a notice of appeal. On July 13, 2010, the Circuit Court reversed the order of the District Court as to the IUE-CWA and directed the District Court to, among other things, direct the Court to order the Company to take whatever action is necessary to immediately restore terminated or modified benefits to their pre-termination/modification levels. On July 27, 2010, the Company filed a Petition for Rehearing or Rehearing En Banc requesting that the Circuit Court review the panel’s decision, which was denied. By orders dated August 30, 2010, the Court ruled that the Company should restore certain other postretirement employee benefits to the appellant-retirees and also to salaried retirees and certain retirees of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”). On September 1, 2010, the Company filed a Notice of Appeal to the District Court of the Court's decision to include non-appealing retirees, and on September 15, 2010 the UAW filed a Notice of Cross-Appeal. On July 25, 2012, the District Court ruled in the Company's favor on both appeals. The Company reached an agreement with the original appellants in late-September 2010, which resulted in the Company not restoring other postretirement employee benefits of such retirees. On September 30, 2010, the UAW filed a complaint, which it amended on October 1, 2010, in the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after the Effective Date. The Company has filed a motion to dismiss the UAW's complaint and a motion to transfer the case to the District of Delaware, which motions are pending. In July 2011, the Company engaged in mediation with the UAW, which was not successful. As of June 30, 2012, the Company maintains an accrual for claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The following table provides a reconciliation of changes in the product warranty and recall claims liability for the six-month periods ended June 30, 2012 and 2011.

	Six Months Ended June 30
	2012	2011
	(Dollars in Millions)
Beginning balance	$66	$75
Accruals for products shipped	9	10
Currency	(1)	4
Changes in estimates	(1)	(6)
Settlements	(9)	(6)
Ending balance	$64	$77

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

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At June 30, 2012, the Company had recorded a reserve of approximately $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at June 30, 2012 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 17. Segment Information

Segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision-maker, or a decision-making group, in deciding the allocation of resources and in assessing performance. The Company’s Chief Operating Decision Making Group ("CODM Group"), comprised of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluates the performance of the Company’s segments primarily based on net sales, before elimination of inter-company shipments, gross margin, Adjusted EBITDA (as defined below) and operating assets. Gross margin is defined as total sales less costs to manufacture and product development and engineering expenses. The Company defines Adjusted EBITDA as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation as further adjusted to eliminate the impact of asset impairments, gains or losses on divestitures, net restructuring expenses and other reimbursable costs, certain charges, reorganization items and other non-operating gains and losses. Operating assets include inventories and property and equipment utilized in the manufacture of the segments’ products.

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

•	Interiors — The Company’s Interiors product line includes instrument panels, cockpit modules, door trim and floor consoles.

Segment Sales and Gross Margin

	Sales				Gross Margin
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
	2012	2011	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Climate	$1,065	$1,058	2,088	2,037	$81	$93	$170	$178
Electronics	299	351	621	709	30	37	57	74
Interiors	357	677	757	1,248	17	62	35	83
Eliminations	(28)	(40)	(56)	(98)	—	—	—	—
Total consolidated	$1,693	$2,046	3,410	3,896	$128	$192	$262	$335

Segment Adjusted EBITDA

Through March 31, 2012, the Company evaluated performance based on Adjusted EBITDA on a consolidated basis as a performance measure and for planning and forecasting activities. Effective April 1, 2012, the Company began utilizing Adjusted EBITDA as a key performance measure considering key transformation efforts including the sale of the Company's lighting business completed on July 31, 2012. Adjusted EBITDA by segment for the three and six months ended June 30, 2012 and 2011 is presented below:

	Adjusted EBITDA
	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	(Dollars in Millions)
Climate	$75	$82	$146	$159
Electronics	23	34	45	63
Interiors	43	80	86	125
Discontinued operations	10	7	24	16
Total consolidated	$151	$203	$301	$363

Adjusted EBITDA is presented as a supplemental measure of the Company's performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company's operating activities across reporting periods. The Company defines Adjusted EBITDA as net income attributable to Visteon, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of asset impairments, gains or losses on divestitures, net restructuring expenses and other reimbursable costs, certain employee charges and benefits, reorganization items, and other non-operating gains and losses. Additionally, amounts below are inclusive of the Company's discontinued operations. Because not all companies use identical calculations this presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA is not a recognized term under GAAP and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. In addition, the Company uses Adjusted EBITDA (i) as a factor in incentive compensation decisions, (ii) to evaluate the effectiveness of the Company's business strategies, and (iii) the Company's credit agreements use measures similar to Adjusted EBITDA to measure compliance with certain debt covenants.

A reconciliation of Adjusted EBITDA to Net income attributable to Visteon is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	(Dollars in Millions)
Net income attributable to Visteon	$75	$26	$46	$65
Interest expense, net	6	7	15	16
Loss on debt extinguishment	—	24	—	24
Provision for income taxes	42	34	69	62
Depreciation and amortization	67	79	131	151
Restructuring and other expenses	11	26	74	28
Equity investment gain	(63)	—	(63)	—
Other non-recurring costs, net	2	—	7	5
Discontinued operations	11	7	22	12
Total Adjusted EBITDA	$151	$203	$301	$363

Segment Operating Assets

	Inventories, net		Property and Equipment, net
	June 30	December 31	June 30	December 31
	2012	2011	2012	2011
	(Dollars in Millions)
Climate	$270	$236	$929	$934
Electronics	60	66	119	144
Interiors	47	47	161	171
Other	3	32	—	42
Total product groups	380	381	1,209	1,291
Corporate	—	—	55	121
Total consolidated	$380	$381	$1,264	$1,412

Other includes assets of the Company's discontinued Lighting operations as of December 31, 2011 (Inventories, net of $31 million and Property and equipment, net of $42 million). These assets were classified as "Other current assets" as of June 30, 2012. See Note 2, "Discontinued Operations" for further details.

NOTE 18. Condensed Consolidating Financial Information of Guarantor Subsidiaries

On April 6, 2011, the Company completed the sale of $500 million aggregate principal amount of 6.75% senior notes due April 15, 2019 (the "Original Senior Notes"). In January 2012, the Company exchanged substantially identical senior notes (the "Senior Notes") that have been registered under Securities Act of 1933, as amended, for all of the Original Senior Notes. The Senior Notes were issued under an Indenture (the “Indenture”), among the Company, the subsidiary guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee. The Indenture and the form of Senior Notes provide, among other things, that the Senior Notes be senior unsecured obligations of the Company. Interest is payable on the Senior Notes on April 15 and October 15 of each year beginning on October 15, 2011 until maturity. Each of the Company’s existing and future wholly owned domestic restricted subsidiaries that guarantee debt under the Company’s revolving loan credit agreement guarantee the Senior Notes.

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

VISTEON CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$61	$350	$1,576	$(294)	$1,693
Cost of sales	119	291	1,449	(294)	1,565
Gross margin	(58)	59	127	—	128
Selling, general and administrative expenses	19	15	53	—	87
Restructuring and other expenses	8	—	3	—	11
Operating (loss) income	(85)	44	71	—	30
Interest expense (income)	9	(1)	(2)	—	6
Equity in net income of non-consolidated affiliates	—	—	103	—	103
(Loss) income from continuing operations before income taxes and earnings of subsidiaries	(94)	45	176	—	127
Provision for income taxes	1	—	41	—	42
(Loss) income from continuing operations before earnings of subsidiaries	(95)	45	135	—	85
Equity in earnings of consolidated subsidiaries	173	122	—	(295)	—
Income from continuing operations	78	167	135	(295)	85
(Loss) income from discontinued operations, net of tax	(3)	15	(13)	—	(1)
Net income	75	182	122	(295)	84
Net income attributable to non-controlling interests	—	—	9	—	9
Net income attributable to Visteon Corporation	$75	$182	$113	$(295)	$75
Comprehensive income:
Comprehensive income	$31	$131	$60	$(191)	$31
Comprehensive income attributable to Visteon Corporation	$31	$131	$58	$(191)	$29

	Three Months Ended June 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$50	$404	$1,922	$(330)	$2,046
Cost of sales	108	320	1,756	(330)	1,854
Gross margin	(58)	84	166	—	192
Selling, general and administrative expenses	27	18	55	—	100
Restructuring and other expenses	7	—	19	—	26
Operating (loss) income	(92)	66	92	—	66
Interest expense (income)	8	(2)	1	—	7
Loss on debt extinguishment	24	—	—	—	24
Equity in net income of non-consolidated affiliates	—	—	43	—	43
(Loss) income from continuing operations before income taxes and earnings of subsidiaries	(124)	68	134	—	78
(Benefit) provision for income taxes	(5)	—	39	—	34
(Loss) income from continuing operations before earnings of subsidiaries	(119)	68	95	—	44
Equity in earnings of consolidated subsidiaries	154	75	—	(229)	—
Income from continuing operations	35	143	95	(229)	44
(Loss) income from discontinued operations, net of tax	(9)	17	(8)	—	—
Net income	26	160	87	(229)	44
Net income attributable to non-controlling interests	—	—	18	—	18
Net income attributable to Visteon Corporation	$26	$160	$69	$(229)	$26
Comprehensive income:
Comprehensive income	$66	$210	$131	$(314)	$93
Comprehensive income attributable to Visteon Corporation	$66	$210	$104	$(314)	$66

	Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$102	$718	$3,192	$(602)	$3,410
Cost of sales	219	591	2,940	(602)	3,148
Gross margin	(117)	127	252	—	262
Selling, general and administrative expenses	34	33	111	—	178
Restructuring and other expenses	16	—	58	—	74
Operating (loss) income	(167)	94	83	—	10
Interest expense (income)	19	(2)	(2)	—	15
Equity in net income of non-consolidated affiliates	—	—	145	—	145
(Loss) income from continuing operations before income taxes and earnings of subsidiaries	(186)	96	230	—	140
Provision for income taxes	1	—	68	—	69
(Loss) income from continuing operations before earnings of subsidiaries	(187)	96	162	—	71
Equity in earnings of consolidated subsidiaries	245	119	—	(364)	—
Income from continuing operations	58	215	162	(364)	71
(Loss) income from discontinued operations, net of tax	(12)	38	(24)	—	2
Net income	46	253	138	(364)	73
Net income attributable to non-controlling interests	—	—	27	—	27
Net income attributable to Visteon Corporation	$46	$253	$111	$(364)	$46
Comprehensive income:
Comprehensive income	$42	$247	$137	$(359)	$67
Comprehensive income attributable to Visteon Corporation	$42	$247	$110	$(359)	$40

	Six Months Ended June 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$88	$772	$3,646	$(610)	$3,896
Cost of sales	207	598	3,366	(610)	3,561
Gross margin	(119)	174	280	—	335
Selling, general and administrative expenses	50	31	115	—	196
Restructuring and other expenses	11	—	17	—	28
Operating (loss) income	(180)	143	148	—	111
Interest expense (income)	20	(5)	1	—	16
Loss on debt extinguishment	24	—	—	—	24
Equity in net income of non-consolidated affiliates	—	—	87	—	87
(Loss) income from continuing operations before income taxes and earnings of subsidiaries	(224)	148	234	—	158
(Benefit) provision for income taxes	(5)	(2)	69	—	62
(Loss) income from continuing operations before earnings of subsidiaries	(219)	150	165	—	96
Equity in earnings of consolidated subsidiaries	298	147	—	(445)	—
Income from continuing operations	79	297	165	(445)	96
(Loss) income from discontinued operations, net of tax	(14)	27	(9)	—	4
Net income	65	324	156	(445)	100
Net income attributable to non-controlling interests	—	—	35	—	35
Net income attributable to Visteon Corporation	$65	$324	$121	$(445)	$65
Comprehensive income:
Comprehensive income	$158	$432	$240	$(618)	$212
Comprehensive income attributable to Visteon Corporation	$158	$432	$186	$(618)	$158

VISTEON CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Cash and equivalents	$176	$60	$445	$—	$681
Accounts receivable, net	338	754	1,128	(1,054)	1,166
Inventories, net	12	22	346	—	380
Other current assets	38	43	370	—	451
Total current assets	564	879	2,289	(1,054)	2,678

Property and equipment, net	23	73	1,168	—	1,264
Investment in affiliates	2,038	1,574	—	(3,612)	—
Equity in net assets of non-consolidated affiliates	—	—	714	—	714
Intangible assets, net	79	55	194	—	328
Other non-current assets	11	23	53	(27)	60
Total assets	$2,715	$2,604	$4,418	$(4,693)	$5,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt, including current portion of long-term debt	$248	$19	$256	$(429)	$94
Accounts payable	203	278	1,209	(623)	1,067
Other current liabilities	48	31	321	(2)	398
Total current liabilities	499	328	1,786	(1,054)	1,559

Long-term debt	499	—	31	(27)	503
Employee benefits	238	31	139	—	408
Other non-current liabilities	46	7	393	—	446

Shareholders’ equity:
Total Visteon Corporation shareholders’ equity	1,433	2,238	1,374	(3,612)	1,433
Non-controlling interests	—	—	695	—	695
Total shareholders’ equity	1,433	2,238	2,069	(3,612)	2,128
Total liabilities and shareholders’ equity	$2,715	$2,604	$4,418	$(4,693)	$5,044

	December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Cash and equivalents	$114	$55	$554	$—	$723
Accounts receivable, net	235	540	1,015	(719)	1,071
Inventories, net	18	25	338	—	381
Other current assets	29	53	237	—	319
Total current assets	396	673	2,144	(719)	2,494

Property and equipment, net	89	81	1,242	—	1,412
Investment in affiliates	1,873	1,533	—	(3,406)	—
Equity in net assets of non-consolidated affiliates	—	—	644	—	644
Intangible assets, net	82	59	212	—	353
Other non-current assets	14	23	55	(26)	66
Total assets	$2,454	$2,369	$4,297	$(4,151)	$4,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt, including current portion of long-term debt	$90	$13	$217	$(233)	$87
Accounts payable	170	210	1,116	(486)	1,010
Other current liabilities	70	21	365	—	456
Total current liabilities	330	244	1,698	(719)	1,553

Long-term debt	497	—	41	(26)	512
Employee benefits	301	47	147	—	495
Other non-current liabilities	19	5	388	—	412

Shareholders’ equity:
Total Visteon Corporation shareholders’ equity	1,307	2,073	1,333	(3,406)	1,307
Non-controlling interests	—	—	690	—	690
Total shareholders’ equity	1,307	2,073	2,023	(3,406)	1,997
Total liabilities and shareholders’ equity	$2,454	$2,369	$4,297	$(4,151)	$4,969

VISTEON CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net cash (used by) provided from operating activities	$(30)	$13	$24	$—	$7
Investing activities
Capital expenditures	(2)	(4)	(96)	—	(102)
Dividends received from consolidated subsidiaries	16	10	—	(26)	—
Proceeds from asset sales	79	—	1	—	80
Other	—	—	(2)	—	(2)
Net cash provided from (used by) investing activities	93	6	(97)	(26)	(24)
Financing activities
Short-term debt, net	—	—	4	—	4
Proceeds from issuance of debt, net of issuance costs	—	—	2	—	2
Principal payments on debt	(1)	—	(3)	—	(4)
Dividends paid to consolidated subsidiaries	—	(15)	(11)	26	—
Dividends to non-controlling interests	—	—	(22)	—	(22)
Net cash used by financing activities	(1)	(15)	(30)	26	(20)
Effect of exchange rate changes on cash and equivalents	—	1	(6)	—	(5)
Net increase (decrease) in cash and equivalents	62	5	(109)	—	(42)
Cash and equivalents at beginning of period	114	55	554	—	723
Cash and equivalents at end of period	$176	$60	$445	$—	$681

	Six Months Ended June 30, 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net cash (used by) provided from operating activities	$(84)	$(97)	$201	$—	$20
Investing activities
Capital expenditures	(8)	(5)	(113)	—	(126)
Dividends received from consolidated subsidiaries	27	118	—	(145)	—
Proceeds from asset sales	—	—	10	—	10
Other	—	—	(5)	—	(5)
Net cash provided from (used by) investing activities	19	113	(108)	(145)	(121)
Financing activities
Cash restriction, net	54	—	(2)	—	52
Short term debt, net	—	—	9	—	9
Proceeds from issuance of debt, net of issuance costs	492	—	10	—	502
Principal payments on debt	(500)	—	(6)	—	(506)
Dividends paid to consolidated subsidiaries	—	(27)	(118)	145	—
Rights offering fees	(33)	—	—	—	(33)
Dividends to non-controlling interests	—	—	(24)	—	(24)
Net cash provided from (used by) financing activities	13	(27)	(131)	145	—
Effect of exchange rate changes on cash and equivalents	—	6	29	—	35
Net (decrease) in cash and equivalents	(52)	(5)	(9)	—	(66)
Cash and equivalents at beginning of period	153	81	671	—	905
Cash and equivalents at end of period	$101	$76	$662	$—	$839

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

Description of Business

Visteon is a global supplier of climate, electronics, and interiors systems, modules and components to automotive original equipment manufacturers (“OEMs”) including BMW, Chrysler, Daimler, Ford, General Motors, Honda, Hyundai, Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. The Company has a broad network of manufacturing operations, technical centers and joint venture operations throughout the world, supported by approximately 26,000 employees dedicated to the design, development, manufacture and support of its product offering and its global customers.

Automotive Industry

The Company conducts its business in the automotive industry, which is capital intensive, highly competitive and sensitive to economic conditions. During the first six months of 2012, the global automotive industry experienced modest growth fueled by demand from certain emerging markets, which, along with improvements in North America light vehicle sales and production, more than offset declines in Europe and South America. Light vehicle sales and production levels by geographic region are provided below for the three and six-month periods ended June 30, 2012 and 2011.

	Light Vehicle Sales			Light Vehicle Production			Light Vehicle Sales			Light Vehicle Production
	Three Months Ended June 30			Three Months Ended June 30			Six Months Ended June 30			Six Months Ended June 30
	2012	2011	Change	2012	2011	Change	2012	2011	Change	2012	2011	Change
	(Production Units in Millions)

Global	20.3	18.7	8.4%	20.3	18.4	10.7%	40.3	38.0	6.1%	41.4	38.0	9.0%
North America	4.5	4.0	14.8%	4.0	3.1	27.1%	8.6	7.6	13.8%	7.9	6.5	22.1%
South America	1.3	1.3	0.3%	1.0	1.1	(9.0)%	2.6	2.5	1.1%	2.0	2.2	(7.9)%
Europe	4.9	5.2	(6.1)%	4.9	5.3	(7.2)%	9.6	10.2	(5.6)%	10.2	10.6	(4.5)%
China	4.8	4.1	18.1%	4.5	4.0	13.9%	9.6	8.8	9.2%	9.2	8.5	8.0%
Japan/Korea	1.6	1.2	40.6%	3.5	2.6	34.3%	3.6	2.7	36.6%	7.3	5.5	34.3%
India	0.8	0.7	6.7%	0.9	0.9	3.6%	1.7	1.5	11.1%	2.0	1.8	7.4%
ASEAN	0.6	0.6	5.0%	0.8	0.7	25.8%	1.3	1.3	(1.3)%	1.7	1.5	11.2%

Source: IHS Automotive

North America light vehicle sales increased during the three and six-month periods ended June 30, 2012. Higher sales levels and and inventory restocking by Japanese OEMs have both contributed to increased production levels in North America during these time periods. European light vehicle production and sales were sharply lower in the three and six-month periods ended June 30, 2012 as weakened economic conditions resulting from the region's sovereign-debt crisis lowered consumer confidence. In March 2012, European new-car sales dropped to a 14-year monthly low. Production overcapacity in Europe has recently prompted certain OEMs to announce significant production cuts and plant closures, which are expected to result in further declines in the second half of 2012. Light vehicle production in South America decreased during the three and six-month periods ended June 30, 2012, reflecting lower sales on weak demand for vehicles in Brazil. However, automotive sales in Brazil began to improve in June 2012 largely due to government tax incentives and favorable bank lending programs.

Further deterioration of market conditions, primarily in Europe, resulting in a sustained adverse impact on the global automotive sector could cause a decrease in the Company’s financial results, including potential asset impairments.

Financial Results Summary

The Company's sales for the three and six-month periods ended June 30, 2012 were distributed by product group, geographic region, and customer as follows:

Three Months Ended June 30, 2012

Six Months Ended June 30, 2012

Visteon recorded net sales of $1,693 million for the second quarter of 2012, a decrease of $353 million from the same period in 2011. For the six months ended June 30, 2012, the Company recorded sales of $3,410 million, a decrease of $486 million compared to 2011. The deconsolidation of Duckyang Industry Co. Ltd., a Korean interiors joint venture, decreased sales by $187 million and $301 million for the three and six months ended June 30, 2012, respectively. Sales for the three and six months ended June 30, 2012 were also impacted by unfavorable currency of $108 million and $141 million, respectively. Lower production volumes primarily in Europe and South America, unfavorable product mix, customer pricing, and the non-recurrence of customer agreements that benefited second quarter 2011 results, as partially offset by new business contributed to the remaining decreases in sales for the three and six months ended June 30, 2012.

For the second quarter of 2012, the Company reported net income attributable to Visteon of $75 million, or $1.40 per diluted share. For the six months ended June 30, 2012, the Company reported net income attributable to Visteon of $46 million, or $0.86 per diluted share. Net income for the three and six months ended June 30, 2012 included $63 million of equity in the net income of non-consolidated affiliates from a non-cash gain at Yanfeng Visteon Automotive Trim Systems Co. Ltd ("Yanfeng") related to the excess of fair value over carrying value of a former equity investee that was consolidated June 1, 2012 pursuant to changes in the underlying joint venture agreement.

For the six months ended June 30, 2012 and 2011 cash provided from operating activities was $7 million and $20 million, respectively. As of June 30, 2012, Visteon had global cash balances of $702 million, including $21 million of restricted cash. Total debt was $597 million as of June 30, 2012.

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

Following emergence from the Chapter 11 Proceedings, the Company continued its efforts to transform its business portfolio and to rationalize its cost structure including, among other things, the investigation of potential transactions for the sale, merger or other combination of certain businesses. Related business transformation costs of $10 million and $18 million were incurred during the three and six months ended June 30, 2012, respectively, which relate to financial and advisory fees associated with the Company's continued efforts to transform its business portfolio and to rationalize its cost structure.

On August 1, 2012 Visteon agreed to sell its 50% equity share of R-Tek Ltd., a UK-based Interiors joint venture, for proceeds of approximately $30 million.

On August 1, 2012 the Company completed the sale of its Lighting business for cash proceeds of $72 million, subject to purchase price adjustments. The results of operations of the Lighting business have been reclassified to “(Loss) income from discontinued operations, net of tax” in the Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended June 30, 2012 and June 30, 2011, respectively. The Lighting business recorded sales for the year ended December 31, 2011 of $531 million.

On July 4, 2012 Visteon, through its wholly-owned Korean subsidiary, Visteon Korea Holdings Corp., commenced a cash tender offer to purchase the remaining 30 percent (32.0 million shares) of Halla Climate Control Corporation ("Halla") for 913 billion Korean Won ("KRW"), or approximately $805 million. The tender offer, which remained open for 20 days, was conditioned on shareholders tendering a minimum of 26.7 million shares, for a total Visteon ownership of at least 95 percent. Visteon offered 28,500 KRW per share, representing a premium of approximately 15 percent to Halla’s share trading price on the Korean stock exchange on July 4, 2012. On July 24, 2012 the tender offer expired without acceptance of the tendered shares, due to the 95 percent condition not being satisfied.

In July 2012, Visteon and Yanfeng, a 50% owned non-consolidated affiliate of the Company, terminated their non-binding memorandum of understanding signed by the parties in late 2011 with respect to a potential transaction that would have combined the majority of Visteon’s Interiors business with Yanfeng.

Restructuring

In January 2012 the Company reached agreements with local unions and the Spanish government for the closure of its Cadiz Electronics operation in El Puerto de Santa Maria, Spain. The agreements were subsequently ratified by employees in February 2012. The Company recorded approximately $50 million of restructuring and other expenses and made cash payments of approximately $54 million during the first half of 2012 related to this action. The Company anticipates that additional cash payments of approximately $1 million will be made during the remainder of 2012.

Additionally, the Company continues to progress efforts designed to commonize global business systems and processes across its Climate operations for the purpose of reducing costs.

Consolidated Results of Operations - Three Months Ended June 30, 2012 and 2011

The Company's consolidated results of operations for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30
	2012	2011	Change
	(Dollars in Millions)
Sales	$1,693	$2,046	$(353)
Cost of sales	1,565	1,854	(289)
Gross margin	128	192	(64)
Selling, general and administrative expenses	87	100	(13)
Restructuring and other expenses	11	26	(15)
Operating income	30	66	(36)
Interest expense, net	6	7	(1)
Loss on debt extinguishment	—	24	(24)
Equity in net income of non-consolidated affiliates	103	43	60
Income before income taxes	127	78	49
Provision for income taxes	42	34	8
Income from continuing operations	85	44	41
(Loss) income from discontinued operations	(1)	—	(1)
Net income	84	44	40
Net income attributable to non-controlling interests	9	18	(9)
Net income attributable to Visteon	$75	$26	$49
Adjusted EBITDA*	$151	$203	$(52)

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

The Company's consolidated sales totaled $1,693 million for the three-month period ended June 30, 2012, which represents a decrease of $353 million when compared to the same period of 2011. Approximately $187 million of this decrease is due to the deconsolidation of Duckyang Industry Co. Ltd ("Duckyang"), an Interiors joint venture, which resulted from the October 2011 sale of a controlling ownership interest in the entity. Unfavorable currency of $108 million, primarily attributable to the Euro and Korean Won currencies, also contributed significantly to the decline from the prior year. Production volumes and unfavorable product mix decreased sales by $6 million, primarily associated with production volume declines in Europe and South America, as partially offset by growth in Asia. Additionally, other reductions of $52 million were associated with price productivity net of design actions and commercial agreements.

Gross Margin

The Company recorded gross margin of $128 million for the three-month period ended June 30, 2012 compared to $192 million for the same period of 2011. The decrease in gross margin of $64 million was associated with cost performance of $30 million, unfavorable currency of $20 million, unfavorable product mix of $18 million, and the impact of the Duckyang deconsolidation of $4 million. Cost performance was primarily driven by price productivity and commercial agreements in excess of material and manufacturing efficiencies. Lower depreciation and amortization expenses on tangible and intangible assets was a partial offset, which improved gross margin by $10 million.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $87 million and $100 million during the three-month periods ended June 30, 2012 and 2011, respectively. The decrease was primarily due to reduced employee overhead costs of $18 million and $3 million related to foreign currency, partially offset by increased corporate office rent expense and professional fees.

Restructuring and Other Expenses

Restructuring and other expenses consist of the following:

	Three Months Ended June 30
	2012	2011
	(Dollars in Millions)
Restructuring expenses	$1	$19
Transformation costs	10	2
Bankruptcy related costs	—	5
	$11	$26

During the three-month period ended June 30, 2011, the Company recorded approximately $21 million for severance and termination benefits related to the closure of its Cadiz Electronics operation. Additionally, the Company reversed approximately $2 million of previously recorded restructuring accruals due to lower than estimated severance and termination benefit costs associated with the consolidation of the Company's Electronics operations in South America. The following is a summary of the Company's consolidated restructuring reserves and related activity for the three-month period ended June 30, 2012.

	Electronics	Interiors	Climate	Total
	(Dollars in Millions)
Restructuring reserve - March 31, 2012	$6	$7	$1	$14
Expenses	—	—	1	1
Utilization	(5)	—	(1)	(6)
Restructuring reserve - June 30, 2012	$1	$7	$1	$9

Utilization of $6 million during the second quarter of 2012 represents payments of $2 million for employee severance and termination benefits in relation to previously announced restructuring actions and $4 million in connection with the asset contribution for the previously announced Cadiz exit. Given the economically-sensitive and highly competitive nature of the automotive industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including but not limited to, additional restructuring actions. However, there can be no assurance that such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

The Company continued its efforts to transform its business portfolio and to rationalize its cost structure including, among other things, the investigation of potential transactions for the sale, merger or other combination of certain businesses. Business transformation costs of $10 million and $2 million incurred during the three-month periods ended June 30, 2012 and 2011, respectively, relate principally to financial and advisory fees. The Company recorded bankruptcy-related costs of $5 million for the three-month period ended June 30, 2011, which are comprised of amounts directly associated with the bankruptcy claims settlement process under Chapter 11.

Interest Expense, Net

Interest expense for the three-month period ended June 30, 2012 of $10 million included $9 million associated with the 6.75% senior notes due April 15, 2019, and $1 million associated with affiliate debt, commitment fees and amortization of debt issuance costs. During the three-month period ended June 30, 2011, interest expense was $12 million, including $8 million associated with the 6.75% senior notes due April 15, 2019, $1 million related to the Company's $500 million secured term loan due October 1, 2017, $2 million on affiliate debt and $1 million related to the amortization of secured term loan deferred costs. Interest income of $4 million for three months ended June 30, 2012 decreased by $1 million compared to $5 million for the same period of 2011 due to lower average cash balances.

Loss on Debt Extinguishment

On April 6, 2011, the Company completed the sale of $500 million aggregate principal amount of 6.75% senior notes due April 15, 2019. Concurrently with the completion of the sale of the Senior Notes, the Company repaid its obligations under the Term Loan Credit Agreement and recorded a loss on early extinguishment of $24 million for unamortized original issue discount, debt fees and other debt issue costs associated with the Term Loan Credit Agreement.

Equity in Net Income of Non-consolidated Affiliates

Equity in the net income of non-consolidated affiliates totaled $103 million and $43 million for the three-month periods ended June 30, 2012 and 2011, respectively, representing an increase of $60 million. Equity earnings for the three months ended June 30, 2012 included $63 million representing Visteon's equity interest in a non-cash gain recorded by Yanfeng resulting from the excess of fair value over carrying value of a former equity investee that was consolidated effective June 1, 2012. The following table presents summarized financial data for the Company's non-consolidated affiliates. The amounts included in the table below represent 100% of the results of operations of such non-consolidated affiliates accounted for under the equity method.

	Net Sales		Gross Margin		Net Income
	Three Months Ended June 30		Three Months Ended June 30		Three Months Ended June 30
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Yanfeng	$991	$739	$178	$128	$185	$63
All other	467	205	52	37	27	22
	$1,458	$944	$230	$165	$212	$85

Yanfeng net sales and gross margin for the three months ended June 30, 2012 include approximately $200 million and $40 million, respectively, related to June 2012 activity of a former equity investee that was consolidated effective June 1, 2012. Yanfeng net income includes approximately $130 million associated with a non-cash gain on the consolidation of a former equity investee. The increase in net sales for all other non-consolidated affiliates includes $215 million related to Duckyang.

Income Taxes

The Company’s provision for income taxes of $42 million for the three-month period ended June 30, 2012 represents an increase of $8 million when compared with $34 million in the same period of 2011. The increase in tax expense includes $6 million of deferred tax expense related to Visteon's equity interest in a non-cash equity investment gain recorded by Yanfeng. Additionally, the non-recurrence of certain tax benefits recorded during the three months ended June 30, 2011 including $5 million associated with tax benefits on operating losses to the extent of increases in other comprehensive income further increased income tax expense. The increase in tax expense was partially offset by the year-over-year impact of changes in the mix of earnings and differing tax rates between jurisdictions and a net decrease in unrecognized tax benefits, including interest.

Discontinued Operations

In connection with the Lighting Transaction, the results of operations of the Lighting business have been reclassified to “Income from discontinued operations, net of tax” in the Consolidated Statements of Comprehensive Income for the three-month periods ended June 30, 2012 and 2011, and are detailed as follows:

	Three Months Ended June 30
	2012	2011
	(Dollars in Millions)
Sales	$126	$132
Cost of sales	113	127
Gross margin	13	5
Selling, general and administrative expenses	3	4
Asset impairments	11	—
Other expense	1	—
Operating (loss) income	(2)	1
Interest expense	1	1
Loss from discontinued operations before income taxes	(3)	—
Benefit from income taxes	(2)	—
Loss from discontinued operations, net of tax	$(1)	$—

The Company recorded an asset impairment charge of $11 million for the three-month period ended June 30, 2012, representing the difference between the carrying value of the assets subject to sale and the expected sale proceeds.

Net Income

Net income attributable to Visteon was $75 million for the three-month period ended June 30, 2012 compared to a net income of $26 million for the same period of 2011, representing an increase of $49 million. Net income attributable to Visteon for the three months ended June 30, 2012 included $63 million of increased equity in the net income of non-consolidated affiliates resulting from a non-cash gain at Yanfeng. Adjusted EBITDA (as defined below) was $151 million for the three month period ended June 30, 2012, representing a decrease of $52 million when compared with Adjusted EBITDA of $203 million for the same period of 2011. The Company's Adjusted EBITDA decreased primarily due to unfavorable currency, unfavorable product volume and mix, price productivity in excess of material and manufacturing efficiencies, and the non-recurrence of certain commercial agreements.

Adjusted EBITDA is presented as a supplemental measure of the Company's financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company's operating activities across reporting periods. The Company defines Adjusted EBITDA as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of asset impairments, gains or losses on divestitures, net restructuring expenses and other reimbursable costs, certain employee charges and benefits, reorganization items and other non-operating gains and losses. Additionally, amounts below are inclusive of the Company's discontinued operations. Not all companies use identical calculations and, accordingly, the Company's presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States (“GAAP”) and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. In addition, the Company uses Adjusted EBITDA (i) as a factor in incentive compensation decisions, (ii) to evaluate the effectiveness of the Company's business strategies and (iii) because the Company's credit agreements use measures similar to Adjusted EBITDA to measure compliance with certain covenants. Adjusted EBITDA, as determined and measured by the Company should not be compared to similarly titled measures reported by other companies. The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the three month periods ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30
	2012	2011	Change
	(Dollars in Millions)
Adjusted EBITDA	$151	$203	$(52)
Depreciation and amortization	67	79	(12)
Restructuring and other expenses	11	26	(15)
Equity investment gain	(63)	—	(63)
Other non-recurring costs, net	2	—	2
Interest expense, net	6	7	(1)
Provision for income taxes	42	34	8
Loss on debt extinguishment	—	24	(24)
Discontinued operations	11	7	4
Net income attributable to Visteon	$75	$26	$49

Segment Results of Operations - Three Months Ended June 30, 2012 and 2011

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

•	Interiors — The Company’s Interiors product line includes instrument panels, cockpit modules, door trim and floor consoles.

Sales by Segment

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Three months ended June 30, 2011	$1,058	$351	$677	$(40)	$2,046
Volume and mix	86	(30)	(62)	—	(6)
Currency	(55)	(17)	(36)	—	(108)
Duckyang deconsolidation	—	—	(199)	12	(187)
Other	(24)	(5)	(23)	—	(52)
Three months ended June 30, 2012	$1,065	$299	$357	$(28)	$1,693

Climate sales increased during the three-month period ended June 30, 2012 by $7 million. Higher production volumes and net new business increased sales by $86 million, primarily attributable to Asia, Europe and North America. Unfavorable currency related to the Euro, Indian Rupee and Korean Won, resulted in a decrease of $55 million. Other changes, totaling $24 million, reflected price productivity, partially offset by increases in revenue related to commodity pricing and design actions.

Electronics sales decreased during the three-month period ended June 30, 2012 by $52 million. Customer sourcing actions and production volume declines lowered sales by $30 million, primarily reflecting weak European economic conditions. Unfavorable currency, driven by the weakening of the Euro, further decreased sales by $17 million. Other changes, totaling $5 million, reflected price productivity, partially offset by increases in revenue related to commodity pricing and design actions.

Interiors sales decreased during the three-month period ended June 30, 2012 by $320 million. Sales decreased $199 million due to the deconsolidation of Duckyang, which resulted from the Company's sale of a controlling ownership interest in October 2011. Sales were further decreased by lower production volumes in Europe and South America of $41 million and $17 million, respectively. Unfavorable currency related to the Euro and Brazilian Real decreased sales $36 million. Other changes decreased sales by $23 million including $13 million for the non-recurrence of a 2011 customer settlement agreement in South America, customer accommodation agreements and price productivity.

Cost of Sales by Segment

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Three months ended June 30, 2011	$965	$314	$615	$(40)	$1,854
Material	4	(23)	(239)	12	(246)
Freight and duty	1	(2)	(6)	—	(7)
Labor and overhead	—	(10)	(34)	—	(44)
Depreciation and amortization	(7)	(4)	(3)	—	(14)
Other	21	(6)	7	—	22
Three months ended June 30, 2012	$984	$269	$340	$(28)	$1,565

Climate material costs increased $4 million, including $28 million related to higher production volumes net of currency, partially offset by $24 million related to design changes, purchasing improvements, and other changes. Depreciation and amortization decreased $7 million while other costs including engineering, launch and other costs increased by $21 million.

Electronics material costs decreased $23 million, including $18 million related to lower production volumes net of currency and $5 million related to the impact of design changes, purchasing improvements, and other changes. Labor and overhead decreased $10 million, primarily related to lower production volumes. Depreciation and amortization decreased $4 million and engineering and other expenses were lower by $6 million.

Interiors material costs decreased $239 million, $180 million related to the deconsolidation of the Duckyang joint venture, $52 million related to lower production volumes net of currency and $7 million related to the impact of design changes, purchasing improvements, and other changes. Labor and overhead decreased $34 million, including $14 million related to the deconsolidation of the Duckyang joint venture, and $19 million related to lower production volumes net of currency. Depreciation and amortization decreased $3 million and other costs increased due to the non-recurrence of a gain on the sale of land in 2011.

Adjusted EBITDA by Segment

Effective April 1, 2012, the Company began utilizing Adjusted EBITDA as its primary measure for evaluating the performance of its global product lines. Adjusted EBITDA by global product line for the three months ended June 30, 2012 and 2011 is presented below:

	Three Months Ended June 30
	2012	2011	Change
	(Dollars in Millions)
Climate	$75	$82	$(7)
Electronics	23	34	(11)
Interiors	43	80	(37)
Discontinued operations	10	7	3
Total consolidated	$151	$203	$(52)

Changes in Adjusted EBITDA by global product line are presented below:

	Climate	Electronics	Interiors	Total
	(Dollars in Millions)
Three months ended June 30, 2011	$82	$34	$80	$196
Volume and mix	6	(7)	(17)	(18)
Currency	(10)	(3)	(4)	(17)
Other	(3)	(1)	(16)	(20)
Three months ended June 30, 2012	$75	$23	$43	141
Discontinued operations				10
Total				$151

Adjusted EBITDA for the three months ended June 30, 2012 decreased compared to the same period of 2011. The decrease resulted from lower production volume, unfavorable product mix and currency. Other decreases include the net performance impact of design changes and purchasing improvements, more than offset by customer productivity and other costs. Other Interiors includes $13 million of a 2011 customer settlement agreement in South America.

Consolidated Results of Operations - Six Months Ended June 30, 2012 and 2011

The Company's consolidated results of operations for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30
	2012	2011	Change
	(Dollars in Millions)
Sales	$3,410	$3,896	$(486)
Cost of sales	3,148	3,561	(413)
Gross margin	262	335	(73)
Selling, general and administrative expenses	178	196	(18)
Restructuring and other expenses	74	28	46
Operating income	10	111	(101)
Interest expense, net	15	16	(1)
Loss on debt extinguishment	—	24	(24)
Equity in net income of non-consolidated affiliates	145	87	58
Income before income taxes	140	158	(18)
Provision for income taxes	69	62	7
Income from continuing operations	71	96	(25)
Income from discontinued operations	2	4	(2)
Net income	73	100	(27)
Net income attributable to non-controlling interests	27	35	(8)
Net income attributable to Visteon	$46	$65	$(19)
Adjusted EBITDA*	$301	$363	$(62)

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

The Company's consolidated sales totaled $3,410 million for the six-month period ended June 30, 2012, which represents a decrease of $486 million when compared to the same period of 2011. The deconsolidation of Duckyang resulted in a decrease of approximately $301 million and unfavorable currency, primarily attributable to the Euro, Korean Won and Indian Rupee, decreased sales by $141 million. Other reductions of $73 million were associated with price productivity net of design actions and commercial agreements. Higher net production volumes and favorable product mix increased sales by $29 million as volume increases and net new business in Asia more than offset production volume declines in Europe and South America.

Gross Margin

The Company recorded gross margin of $262 million for the six-month period ended June 30, 2012 compared to $335 million for the same period of 2011. The decrease in margin of $73 million was associated with unfavorable product mix of $36 million, unfavorable currency of $29 million, the Duckyang deconsolidation of $5, and net cost performance of $17 million. Cost performance was primarily driven by price productivity and commercial agreements in excess of material and manufacturing efficiencies. Lower depreciation and amortization expenses on tangible and intangible assets was a partial offset, which improved margin by $18 million.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $178 million and $196 million during the six-month periods ended June 30, 2012 and 2011, respectively. The decrease was primarily due to reduced employee overhead costs of $20 million and $5 million related to foreign currency, partially offset by increased corporate office rent expense, professional fees and the deconsolidation of the Duckyang joint venture.

Restructuring and Other Expenses

Restructuring and other expenses consist of the following:

	Six Months Ended June 30
	2012	2011
	(Dollars in Millions)
Restructuring expenses	$42	$17
Loss on asset contribution	14	—
Transformation costs	18	3
Bankruptcy related costs	—	8
	$74	$28

During the six-month period ended June 30, 2012, the Company recorded $42 million of restructuring expenses, including $36 million recorded in connection with the previously announced closure of the Company's Cadiz Electronics operation in El Puerto de Santa Maria, Spain. Additionally, the Company agreed to transfer land, building and machinery with a net book value of approximately $14 million for the benefit of the employees. The Company also recorded approximately $5 million for employee severance and termination benefits during the six-month period ended June 30, 2012 including $3 million associated with the separation of approximately 250 employees at a South American Interiors facility and $2 million associated with 55 voluntary employee separations associated with the Climate action announced in the fourth quarter of 2011.

During the six-month period ended June 30, 2011, the Company recorded approximately $21 million for severance and termination benefits related to the announced closure of the Company's Cadiz Electronics operation in El Puerto de Santa Maria, Spain. Additionally, during the first half of 2011, the Company recorded approximately $4 million for employee severance and termination benefits associated with previously announced actions at two European Interiors facilities. The Company also reversed approximately $8 million of previously established accruals, including $6 million for employee severance and termination benefits at a European Interiors facility pursuant to a March 2011 contractual agreement to cancel the related social plan and an additional $2 million for employee and severance and termination benefits at a South American Electronics facility.

The following is a summary of the Company's consolidated restructuring reserves and related activity for the six-month period ended June 30, 2012.

	Electronics	Interiors	Climate	Total
	(Dollars in Millions)
Restructuring reserve - December 31, 2011	$19	$6	$1	$26
Expenses	36	4	2	42
Utilization	(54)	(3)	(2)	(59)
Restructuring reserve - June 30, 2012	$1	$7	$1	$9

Utilization of $59 million during the first half of 2012 represents payments of $52 million for employee severance and termination benefits, $4 million in connection with the asset contribution for the Cadiz exit, and $3 million reflecting lease termination, consulting and legal costs related to previously announced restructuring actions. Given the economically-sensitive and highly competitive nature of the automotive industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including but not limited to, additional restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

The Company continued its efforts to transform its business portfolio and to rationalize its cost structure including, among other things, the investigation of potential transactions for the sale, merger or other combination of certain businesses. Business transformation costs of $18 million and $3 million incurred during the six-month period ended June 30, 2012 and 2011, respectively, relate principally to financial and advisory fees. The Company recorded bankruptcy-related costs of $8 million for the six-month period ended June 30, 2011, which are comprised of amounts directly associated with the bankruptcy claims settlement process under Chapter 11.

Interest Expense, Net

Interest expense for the six-month period ended June 30, 2012 of $22 million included $17 million associated with the 6.75% senior notes due April 15, 2019, $2 million related to affiliate debt, and $3 million associated with commitment fees and amortization of debt issuance costs. During the six-month period ended June 30, 2011, interest expense was $27 million, including $11 million related to the Company's $500 million secured term loan due October 1, 2017, $8 million related to the 6.75% senior notes due April 15, 2016, $5 million on affiliate debt and $3 million related to the amortization of secured term loan deferred costs. Interest income of $7 million for the six months ended June 30, 2012 decreased by $4 million compared to $11 million for the same period of 2011 due to lower average cash balances.

Equity in Net Income of Non-consolidated Affiliates

Equity in the net income of non-consolidated affiliates totaled $145 million and $87 million for the six-month periods ended June 30, 2012 and 2011, respectively, representing an increase of $58 million. Equity earnings for the six months ended June 30, 2012 included $63 million representing Visteon's equity interest in a non-cash gain recorded by Yanfeng resulting from the excess of fair value over the carrying value of a former equity investee that was consolidated effective June 1, 2012. The following table presents summarized financial data for the Company's non-consolidated affiliates. The amounts included in the table below represent 100% of the results of operations of such non-consolidated affiliates accounted for under the equity method.

	Net Sales		Gross Margin		Net Income
	Six Months Ended June 30		Six Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Yanfeng	$1,784	$1,459	$300	$237	$257	$132
All other	880	392	94	70	44	41
	$2,664	$1,851	$394	$307	$301	$173

Yanfeng sales and gross margin for the six months ended June 30, 2012 include approximately $200 million and $40 million, respectively, related to June 2012 activity of a former equity investee that was consolidated effective June 1, 2012. Yanfeng net income includes approximately $130 million associated with a non-cash gain on the consolidation of a former equity investee. The increase in sales for all other non-consolidated affiliates includes $408 million related to Duckyang.

Income Taxes

The Company’s provision for income taxes of $69 million for the six-month period ended June 30, 2012 represents an increase of $7 million when compared with $62 million in the same period of 2011. The increase in tax expense includes $6 million of deferred tax expense related to Visteon's equity interest in a non-cash equity investment gain recorded by Yanfeng, a 50% owned non-consolidated affiliate of the Company. Additionally, the non-recurrence of certain tax benefits recorded during the six months ended June 30, 2011, including $4 million associated with tax benefits on operating losses to the extent of increases in other comprehensive income further increased income tax expense. The increases in tax expense were partially offset by the year-over-year impact of changes in the mix of earnings and differing tax rates between jurisdictions and a net decrease in unrecognized tax benefits, including interest.

Discontinued Operations

In connection with the Lighting Transaction, the results of operations of the Lighting business have been reclassified to “Income from discontinued operations, net of tax” in the Consolidated Statements of Comprehensive Income for the six-month periods ended June 30, 2012 and 2011, and are detailed as follows:

	Six Months Ended June 30
	2012	2011
	(Dollars in Millions)
Sales	$265	$255
Cost of sales	236	244
Gross margin	29	11
Selling, general and administrative expenses	6	6
Asset impairments	13	—
Other expenses	3	—
Operating income	7	5
Interest expense	1	1
Income from discontinued operations before income taxes	6	4
Provision for income taxes	4	—
Income from discontinued operations, net of tax	$2	$4

The Company recorded an asset impairment charge of $13 million for the six-month period ended June 30, 2012, representing the difference between the carrying value of the assets subject to sale and the expected sale proceeds.

Net Income

Net income attributable to Visteon was $46 million for the six-month period ended June 30, 2012 compared to $65 million for the same period of 2011, representing a decrease of $19 million. Net income attributable to Visteon for the six months ended June 30, 2012 included $63 million of increased equity in the net income of non-consolidated affiliates resulting from a non-cash gain at Yanfeng. Adjusted EBITDA (as defined below) was $301 million for the six-month period ended June 30, 2012, representing a decrease of $62 million when compared with Adjusted EBITDA of $363 million for the same period of 2011. The Company's Adjusted EBITDA decreased in the six-month period of 2012 as compared with 2011 primarily due to foreign currency impacts of the Euro and Korean Won, European production volume declines and the non-recurrence of certain commercial agreement impacts.

Adjusted EBITDA is presented as a supplemental measure of the Company's financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company's operating activities across reporting periods. The Company defines Adjusted EBITDA as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of asset impairments, gains or losses on divestitures, net restructuring expenses and other reimbursable costs, certain employee charges and benefits, reorganization items and other non-operating gains and losses. Additionally, amounts below are inclusive of the Company's discontinued operations. Not all companies use identical calculations and, accordingly, the Company's presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States (“GAAP”) and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. In addition, the Company uses Adjusted EBITDA (i) as a factor in incentive compensation decisions, (ii) to evaluate the effectiveness of the Company's business strategies and (iii) because the Company's credit agreements use measures similar to Adjusted EBITDA to measure compliance with certain covenants. Adjusted EBITDA, as determined and measured by the Company should not be compared to similarly titled measures reported by other companies.

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the six-month periods ended June 30, 2012 and 2011 is as follows:

	Six Months Ended June 30
	2012	2011	Change
	(Dollars in Millions)
Adjusted EBITDA	$301	$363	$(62)
Depreciation and amortization	131	151	(20)
Restructuring and other expenses	74	28	46
Equity investment gain	(63)	—	(63)
Other non-recurring costs, net	7	5	2
Interest expense, net	15	16	(1)
Provision for income taxes	69	62	7
Loss on debt extinguishment	—	24	(24)
Discontinued operations	22	12	10
Net income attributable to Visteon	$46	$65	$(19)

Segment Results of Operations - Six Months Ended June 30, 2012 and 2011

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

•	Interiors — The Company’s Interiors product line includes instrument panels, cockpit modules, door trim and floor consoles.

Sales by Segment

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Six months ended June 30, 2011	$2,037	$709	$1,248	$(98)	$3,896
Volume and mix	164	(57)	(96)	18	29
Currency	(69)	(23)	(49)	—	(141)
Duckyang deconsolidation	—	—	(325)	24	(301)
Other	(44)	(8)	(21)	—	(73)
Six months ended June 30, 2012	$2,088	$621	$757	$(56)	$3,410

Climate sales increased during the six-month period ended June 30, 2012 by $51 million. Higher production volumes and net new business, primarily in Asia, increased sales by $164 million. Unfavorable currency, primarily related to the Euro and Korean Won resulted in a decrease of $69 million. Other changes decreased sales by $44 million and reflected price productivity, partially offset by increases in revenue related to commodity pricing and design actions.

Electronics sales decreased during the six-month period ended June 30, 2012 by $88 million. Customer sourcing actions and production volume declines reflecting weakened economic conditions in Europe decreased sales by $57 million. Unfavorable currency, primarily related to the Euro, further decreased sales by $23 million. Other changes, totaling $8 million, reflected price productivity, partially offset by increases in revenue related to commodity pricing and design actions.

Interiors sales decreased during the six-month period ended June 30, 2012 by $491 million. Sales decreased due to the deconsolidation of Duckyang by $325 million. Lower production volumes in Europe and South America of $65 million and $27 million, respectively, further reduced sales. Unfavorable currency related to the Euro and Brazilian Real decreased sales $49 million. Other reductions, totaling $21 million, include $13 million from a 2011 customer settlement agreement in South America, and impacts of customer accommodation agreements and price productivity, partially offset by increases in revenue related to commodity pricing and design actions.

Cost of Sales by Segment

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Six months ended June 30, 2011	$1,859	$635	$1,165	$(98)	$3,561
Material	51	(34)	(377)	39	(321)
Freight and duty	1	(4)	(8)	—	(11)
Labor and overhead	3	(24)	(52)	—	(73)
Depreciation and amortization	(11)	(6)	(4)	—	(21)
Other	15	(3)	(2)	3	13
Six months ended June 30, 2012	$1,918	$564	$722	$(56)	$3,148

Climate material costs increased $51 million, including $80 million related to higher production volumes net of currency partially offset by $29 million related to design changes, purchasing improvements, and other changes. Labor and overhead increased $3 million primarily related to production volumes net of currency. Depreciation and amortization decreased $11 million while launch and other expenses increased by $15 million.

Electronics material costs decreased $34 million, including $26 million related to lower production volumes net of currency and $8 million related to the impact of design changes, purchasing improvements, and other changes. Labor and overhead decreased $24 million, including $20 million related to lower production volumes net of currency. Depreciation and amortization decreased $6 million while engineering expense was lower by $3 million.

Interiors material costs decreased $377 million, including $293 million related to the deconsolidation of Duckyang, $76 million related to lower production volumes net of currency and $8 million related to the impact of design changes, purchasing improvements, and other changes. Labor and overhead decreased $52 million, including $25 million related to the deconsolidation of Duckyang and $26 million related to lower production volumes net of currency. Depreciation and amortization decreased $4 million and engineering expense was lower by $2 million.

Adjusted EBITDA by Segment

Effective April 1, 2012, the Company began utilizing Adjusted EBITDA as its primary measure for evaluating the performance of its global product lines. Adjusted EBITDA by global product line for the six months ended June 30, 2012 and 2011 is presented below:

	Six Months Ended June 30
	2012	2011	Change
	(Dollars in Millions)
Climate	$146	$159	$(13)
Electronics	45	63	(18)
Interiors	86	125	(39)
Discontinued operations	24	16	8
Total consolidated	$301	$363	$(62)

Changes in Adjusted EBITDA by global product line are presented below:

	Climate	Electronics	Interiors	Total
	(Dollars in Millions)
Six months ended June 30, 2011	$159	$63	$125	$347
Volume and mix	10	(17)	(29)	(36)
Currency	(14)	(5)	(5)	(24)
Other	(9)	4	(5)	(10)
Six months ended June 30, 2012	$146	$45	$86	277
Discontinued operations				24
Total				$301

Adjusted EBITDA for the six months ended June 30, 2012 decreased compared to the same period of 2011. The decrease resulted from lower production volumes, unfavorable product mix and currency. Other decreases include the net performance impact of design changes and purchasing improvements, more than offset by customer productivity and other costs.

Liquidity

Overview

The Company's primary liquidity needs are related to the funding of general business requirements, including working capital requirements, capital expenditures, debt service, employee retirement benefits and restructuring actions. The Company funds its liquidity needs with cash flows from operating activities, a substantial portion of which is generated by the Company's international subsidiaries. Accordingly, the Company utilizes a combination of cash repatriation strategies, including dividends, royalties, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet obligations globally. The Company's ability to access funds from its subsidiaries using these repatriation strategies is subject to, among other things, customary regulatory and statutory requirements and contractual arrangements including joint venture agreements and local debt agreements. Additionally, such repatriation strategies may be adjusted or modified as the Company continues to, among other things, rationalize its business portfolio and cost structure. As of June 30, 2012, the Company had total cash balances of $702 million, including restricted cash of $21 million. Cash balances totaling $430 million were located in jurisdictions outside of the United States, of which, approximately $80 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds are needed for operations in the U.S. or in other jurisdictions, the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

The Company's ability to fund its liquidity needs is dependent on the level, variability and timing of its customers' worldwide vehicle production, which may be adversely affected by many factors including, but not limited to, general economic conditions, specific industry conditions, financial markets, competitive factors and legislative and regulatory changes. During the first six months of 2012, economic conditions in Europe continued to be adversely impacted by sovereign debt issues and economic growth in China remained slower than recent historical growth rates. Accordingly, the Company continues to closely monitor the macroeconomic environment and its impact on vehicle production volumes in relation to the Company's specific cash needs. Further, the Company's intra-year needs are impacted by seasonal effects in the industry, such as mid-year shutdowns, the subsequent ramp-up of new model production and the additional year-end shutdowns by primary customers.

To the extent that the Company's liquidity needs exceed cash provided by its operating activities, the Company would look to cash balances on hand; cash available through existing financing vehicles such as the Company's $175 million asset-based revolving loan credit facility, subject to a borrowing base which may be impacted by potential sale agreements and of which none was outstanding as of June 30, 2012; the sale of businesses or other assets as permitted under the credit agreements, affiliate working capital lines of credit of which the Company had approximately $216 million available as of June 30, 2012, and other contractual arrangements; and then to potential additional capital through the debt or equity markets. Access to these markets is influenced by the Company's credit ratings. At June 30, 2012, Visteon's corporate credit ratings were B1 and B+ by Moody's and S&P, respectively, both with a stable outlook. On July 5, 2012, following the Company's announcement of the Korean tender offer, Moody's and S&P reaffirmed Visteon's corporate ratings, although Moody's changed the 2019 unsecured bond B2 rating outlook to negative.

On August 1, 2012 Visteon agreed to sell its investment in R-Tek Ltd. for proceeds of approximately $30 million. The transaction is expected to close in the third quarter of 2012. Additionally, on August 1, 2012 the Company completed the previously announced sale of its Lighting business for cash proceeds of approximately $72 million, subject to purchase price adjustments.

On July 30, 2012, Visteon's board of directors authorized the repurchase of up to $100 million of the Company's common stock over the subsequent two year period. The Company anticipates that repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

On July 3, 2012, Visteon completed its fifth amendment to its revolving loan credit agreement, dated as of October 1, 2010, and as further amended. The amendment, among other things, reduced the aggregate lending commitment to $175 million, permits the incurrence of the Bridge Loan, and modifies certain restrictive covenants to permit certain asset dispositions, hedging and similar arrangements and the incurrence of limited categories of indebtedness. On April 3, 2012, the Company completed its fourth amendment to the agreement to allow for the sale-leaseback of the Company's corporate headquarters and the Lighting Transaction. As of June 30, 2012 the Company had no outstanding borrowings or letter of credit obligations under its revolving loan credit agreement with $212 million available for borrowing, which was subsequently reduced to $175 million with the fifth amendment. Future borrowing base capacity under the facility may be impacted by the sale of assets.

In April 2012, the Company completed a sale-leaseback transaction associated with the Grace Lake Corporate Center, which is located in Van Buren Township, Michigan for approximately $80 million in cash. In connection with the sale-leaseback transaction, the Company entered into a 15-year lease on the site where its corporate offices and innovation center will continue to be located. The sale of the property, which had a net book value of approximately $60 million as of the sale date, resulted in a gain of about $20 million. The gain is being recognized on straight-line basis over the 15-year lease term.

In January 2012, the Company contributed approximately 1.5 million shares of its common stock valued at approximately $73 million into its two largest U.S. defined benefit pension plans. This share contribution substantially reduces the Company's future cash pension funding requirements for 2012 and 2013.

Cash Flows

Operating Activities

Cash provided from operating activities decreased $13 million during the six-month period ended June 30, 2012 to $7 million, compared with $20 million for the same period in 2011. The decrease is primarily due to lower net income, as adjusted for non-cash items and higher 2011 customer support agreement payments, partially offset by improved net trade working capital flows and lower bankruptcy related payments.

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

	Six Months Ended
	June 30
	2012	2011
	(Dollars in Millions)
Cash provided by operating activities	$7	$20
Capital expenditures	(102)	(126)
Free Cash Flow	$(95)	$(106)

Investing Activities

Cash used by investing activities decreased $97 million during the six-month period ended June 30, 2012 to $24 million, compared to a use of $121 million for the same period in 2011. Investing cash activities during the six-month period ended June 30, 2012 included approximately $80 million of proceeds from asset sales, primarily related to the Company's corporate headquarters, which partially offset capital spending of $102 million.

Financing Activities

Cash used by financing activities totaled $20 million during the six-month period ended June 30, 2012, an increased cash use of $20 million when compared to zero net financing cash for the same period in 2011. The $20 million used by financing activities during the six-month period ended June 30, 2012 included dividends paid to non-controlling interests and reductions in affiliate debt primarily in the Asia Pacific region, partially offset by an increase in the amount drawn under the French receivable factoring facility. Financing activities during the six-month period ended June 30, 2011 included the termination and payoff of the existing $498 million term loan, settlement of reorganization related professional fees, and dividends paid to non-controlling interests, offset by issuance of $500 million in senior notes and a reduction in restricted cash related to the disbursement of previously escrowed funds to settle reorganization related rights offering and other financing fees.

Debt and Capital Structure

In connection with the July 4, 2012 tender offer to purchase the remaining 30 percent of Halla, Visteon, through its wholly-owned Korean subsidiary Visteon Korea Holdings Corp., entered into a fully committed Korean debt facility of Korean Won ("KRW") 1 trillion or $881 million (the "Bridge Loan"), under which, Visteon Korea Holdings Corp. borrowed KRW 925 billion or $815 million. The Bridge Loan is secured by a pledge of all of the shares of capital stock of Halla owned directly or indirectly by Visteon. On July 3, 2012, the Company entered into an amendment to the revolving loan credit agreement, to among other things, permit the the Bridge Loan.

On July 30, 2012, Visteon Korea Holdings Corp. amended the Bridge Loan to provide, among other things, for the ability to make additional borrowings, notwithstanding the voluntary prepayment of previously borrowed amounts, in exchange for the payment of a commitment fee of 0.5 percent per annum (the "Amended Bridge Loan"). The Amended Bridge Loan is available for borrowing through April 30, 2013 and expires July 4, 2013. Additionally, on July 30, 2012, Visteon Korea Holdings Corp. repaid approximately KRW 910 billion or $800 million of previously borrowed amounts under the Bridge Loan. Interest on the Amended Bridge Loan is to be paid every three months based on the average yield rate quoted by certain bond pricing agencies in respect of KRW denominated non-guaranteed bank debentures with a remaining maturity of one year, plus an annual margin of 3.00 percent. The Amended Bridge Loan may be pre-paid, in full or in part, at any time by following certain advance notice and other procedures. In certain events, the Amended Bridge Loan requires prepayment, including upon the disposal of certain assets, the incurrence of certain indebtedness and the receipt of certain distributions.

Other information related to the Company's debt is set forth in Note 10, "Debt", to the consolidated financial statements included herein under Item 1. For additional information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for specific debt agreements and additional information related to covenants and restrictions.

Off-Balance Sheet Arrangements

On September 27, 2011, the Company extended its $15 million Letters of Credit ("LOC") Facility with US Bank National Association through September 30, 2013. The Company must continue to maintain a collateral account with U.S. Bank equal to 103% of the aggregated stated amount of the LOCs with reimbursement for any draws. As of June 30, 2012, the Company had $11 million of outstanding letters of credit issued under this facility and secured by restricted cash. In addition, the Company had $13 million of locally issued letters of credit to support various customs arrangements and other obligations at its local affiliates of which $6 million are secured by cash collateral.

The Company has guaranteed approximately $38 million of subsidiary lease payments under various arrangements generally spanning one to ten years in duration. During January 2009, the Company reached an agreement with the PBGC pursuant to U.S. federal pension law provisions that permit the agency to seek protection when a plant closing results in termination of employment for more than 20 percent of employees covered by a pension plan. In connection with this agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million, the term of this guarantee is dependent upon certain contingent events as set forth in the PBGC Agreement. These guarantees have not, nor does the Company expect they are reasonably likely to have, a material current or future effect on the Company’s financial position, results of operations or cash flows.

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
The Company's use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Fair value measurements related to derivative assets take into account the non-performance risk of the respective counterparty, while derivative liabilities take into account the non-performance risk of Visteon and its foreign affiliates. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives as of June 30, 2012.

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
Foreign Currency Risk

The Company's net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to protect the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company's primary foreign exchange operating exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of June 30, 2012, the net fair value of foreign currency forward contracts was an asset of $8 million and a liability of $1 million while at December 31, 2011 the net fair value of forward contracts was a liability of $16 million.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $70 million and $74 million as of June 30, 2012 and December 31, 2011, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into foreign exchange contracts to mitigate its translational exposure.
Interest Rate Risk

The Company is subject to interest rate risk, principally in relation to fixed rate debt. The Company may use derivative financial instruments to manage exposure to fluctuations in interest rates. However, as of June 30, 2012, the Company had no outstanding interest rate derivative instruments.
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
Approximately 86% and 87% of the Company's borrowings were effectively on a fixed rate basis as of June 30, 2012 and December 31, 2011, respectively. The Company continues to evaluate its interest rate exposure and may use swaps or other derivative instruments again in the future.
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

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarterly period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the information above under Note 16, "Commitments and Contingencies," to the consolidated financial statements which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Certain tax benefit preservation provisions of our corporate documents could delay or prevent a change of control, even if that change would be beneficial to stockholders.
Our second amended and restated certificate of incorporation provides, among other things, that any attempted transfer of the Company's securities during a Restricted Period shall be prohibited and void ab initio insofar as it purports to transfer ownership or rights in respect of such stock to the purported transferee to the extent that, as a result of such transfer, either any person or group of persons shall become a “5-percent shareholder” of Visteon pursuant to Treasury Regulation § 1.382-2T(g), other than a “direct public group” as defined in such regulation (a “Five-Percent Shareholder”), or the percentage stock ownership interest in Visteon of any Five-Percent Shareholder shall be increased.
The foregoing restriction does not apply to transfers if either the transferor or transferee gives written notice to the Board of Directors and obtains their approval. A Restricted Period means any period beginning when the Company's market capitalization falls below $1.5 billion (or such other level determined by the Board of Directors not more frequently than annually) and ending when such market capitalization has been above such threshold for 30 consecutive calendar days.
These restrictions could prohibit or delay the accomplishment of an ownership change with respect to Visteon by (i) discouraging any person or group from being a Five-Percent Shareholder and (ii) discouraging any existing Five-Percent Shareholder from acquiring more than a minimal number of additional shares of Visteon's stock.
For other information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. See also, "Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 30, 2012, Visteon's board of directors authorized the repurchase of up to $100 million of the Company's common stock over the subsequent two year period. The Company anticipates that repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

ITEM 5.    OTHER INFORMATION

On August 1, 2012, the Company and certain of its subsidiaries completed that sale to VARROCCORP Holding BV and Varroc Engineering Pvt. Ltd. (together, “Varroc”) of substantially all of the assets comprising the Company's global automotive lighting business in exchange for the assumption of certain liabilities and the payment of $72 million (which is subject to certain pricing adjustments), in accordance with the Asset Purchase Agreement, dated as of March 9, 2012 (as amended and supplemented, the “Purchase Agreement”), between the Company and Varroc. Varroc continues to have the option to acquire the Company's 50% equity interest in Visteon TYC Corporation for an additional $20 million.

On July 30, 2012, Visteon Korea Holdings Company (“Holdco”), an indirect, South Korean subsidiary of the Company, amended its Korean Won ("KRW") 1 trillion Bridge Facility Agreement (the “Bridge Agreement”) with Kookmin Bank (“KB”), to provide, among other things, for the ability for Holdco to make additional borrowings under the Bridge Agreement notwithstanding the voluntary prepayment of previously borrowed amounts, in exchange for the payment of a commitment fee. In addition, on July 30, 2012, Holdco repaid approximately KRW 910 billion or $800 million of previous borrowed amounts under the Bridge Agreement.

ITEM 6.	EXHIBITS

See Exhibit Index on Page 54.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Michael J. Widgren
Michael J. Widgren
Vice President, Corporate Controller and Chief Accounting Officer

Date: August 2, 2012

Exhibit Index

Exhibit No.	Description
10.1	KRW 1 Trillion Bridge Loan Agreement, dated as of July 4, 2012, by and among Visteon Korea Holdings Company and Kookmin Bank.
10.2
Fifth Amendment to Revolving Loan Credit Agreement and Consent, dated as of July 3, 2012, by and among Visteon Corporation, certain of its domestic subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and the lenders and L/C issuers party thereto.

10.3	Amendment and Restatement Relating Bridge Facility Agreement, dated as of July 30, 2012, by and among Visteon Korea Holdings Corporation and Kookmin Bank.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated August 2, 2012.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated August 2, 2012.
32.1	Section 1350 Certification of Chief Executive Officer dated August 2, 2012.
32.2	Section 1350 Certification of Chief Financial Officer dated August 2, 2012.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

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