Form 10-Q
period 2012-09-30
VISTEON CORP
filed 2012-11-01
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012,
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number 001-15827
VISTEON CORPORATION
(Exact name of registrant as specified in its charter)

State of Delaware	38-3519512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Village Center Drive, Van Buren Township, Michigan	48111
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (800)-VISTEON
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
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
Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company  __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of October 26, 2012, the registrant had outstanding 52,801,763 shares of common stock.
Exhibit index located on page number 55.

PART I
FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011

Sales	$1,624	$1,909	$5,034	$5,805
Cost of sales	1,495	1,770	4,643	5,331
Gross margin	129	139	391	474
Selling, general and administrative expenses	89	95	267	291
Interest expense	17	10	39	37
Interest income	4	5	11	16
Loss on debt extinguishment	4	—	4	24
Equity in net income of non-consolidated affiliates	38	43	183	130
Restructuring and other (income) expenses	(11)	1	63	29
Income from continuing operations before income taxes	72	81	212	239
Provision for income taxes	33	25	102	87
Income from continuing operations	39	56	110	152
(Loss) income from discontinued operations, net of tax	(5)	4	(3)	8
Net income	34	60	107	160
Net income attributable to non-controlling interests	19	19	46	54
Net income attributable to Visteon Corporation	$15	$41	$61	$106

Basic earnings (loss) per share:
Continuing operations	$0.37	$0.72	$1.21	$1.92
Discontinued operations	(0.09)	0.08	(0.06)	0.15
Basic earnings attributable to Visteon Corporation	$0.28	$0.80	$1.15	$2.07
Diluted earnings (loss) per share:
Continuing operations	$0.37	$0.71	$1.20	$1.89
Discontinued operations	(0.09)	0.08	(0.06)	0.15
Diluted earnings attributable to Visteon Corporation	$0.28	$0.79	$1.14	$2.04

Comprehensive income:
Comprehensive income (loss)	$96	$(102)	$163	$110
Comprehensive income (loss) attributable to Visteon Corporation	$63	$(84)	$103	$74

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)
(Unaudited)

	September 30	December 31
	2012	2011

ASSETS
Cash and equivalents	$901	$723
Restricted cash	19	23
Accounts receivable, net	1,168	1,071
Inventories	408	381
Other current assets	265	296
Total current assets	2,761	2,494

Property and equipment, net	1,278	1,412
Equity in net assets of non-consolidated affiliates	734	644
Intangible assets, net	324	353
Other non-current assets	73	66
Total assets	$5,170	$4,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt, including current portion of long-term debt	$89	$87
Accounts payable	1,077	1,010
Accrued employee liabilities	162	189
Other current liabilities	248	267
Total current liabilities	1,576	1,553

Long-term debt	506	512
Employee benefits	413	495
Deferred tax liabilities	202	187
Other non-current liabilities	251	225

Shareholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding at September 30, 2012 and December 31, 2011)	—	—
Common stock (par value $0.01, 250 million shares authorized, 54 million and 52 million shares issued, 53 million and 52 million shares outstanding at September 30, 2012 and December 31, 2011, respectively)	1	1
Stock warrants	13	13
Additional paid-in capital	1,258	1,165
Retained earnings	227	166
Accumulated other comprehensive income (loss)	17	(25)
Treasury stock	(17)	(13)
Total Visteon Corporation shareholders’ equity	1,499	1,307
Non-controlling interests	723	690
Total shareholders’ equity	2,222	1,997
Total liabilities and shareholders’ equity	$5,170	$4,969

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	September 30
	2012	2011
Operating Activities
Net income	$107	$160
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	196	248
Equity in net income of non-consolidated affiliates, net of dividends remitted	(107)	(88)
Loss on debt extinguishment	4	24
Other non-cash items	33	26
Changes in assets and liabilities:
Accounts receivable	(58)	(131)
Inventories	(54)	(50)
Accounts payable	41	(19)
Other assets and other liabilities	1	(115)
Net cash provided from operating activities	163	55

Investing Activities
Capital expenditures	(146)	(185)
Proceeds from business divestitures	100	—
Proceeds from asset sales	88	11
Other	(2)	(13)
Net cash provided from (used by) investing activities	40	(187)

Financing Activities
Short-term debt, net	2	11
Proceeds from issuance of debt, net of issuance costs	812	503
Principal payments on debt	(824)	(513)
Cash restriction, net	—	52
Rights offering fees	—	(33)
Dividends to non-controlling interests	(23)	(29)
Other	—	3
Net cash used by financing activities	(33)	(6)
Effect of exchange rate changes on cash and equivalents	8	(9)
Net increase (decrease) in cash and equivalents	178	(147)
Cash and equivalents at beginning of period	723	905
Cash and equivalents at end of period	$901	$758

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

Description of Business: Visteon Corporation (the “Company” or “Visteon”) is a supplier of climate, interiors and electronics systems, modules and components to global automotive original equipment manufacturers (“OEMs”). Headquartered in Van Buren Township, Michigan, Visteon has a workforce of approximately 22,000 employees and a network of manufacturing operations, technical centers and joint ventures in every major geographic region of the world.

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

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $9 million of collateral for the Letter of Credit Facility with US Bank National Association, and $10 million related to cash collateral for other corporate purposes at September 30, 2012.

New Accounting Pronouncements: In June 2011, the Financial Accounting Standards Board ("FASB") issued guidance amending comprehensive income disclosures retrospectively, for fiscal years, and interim reporting periods within those years, beginning after December 15, 2011. This guidance requires disclosures of all non-owner changes (components of comprehensive income) in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted these new disclosure requirements with effect from January 1, 2012.

In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment. This guidance allows the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired or the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

NOTE 2. Discontinued Operations

In March 2012, the Company entered into an agreement for the sale of assets and liabilities associated with the Company's Lighting operations to Varroccorp Holding BV and Varroc Engineering Pvt. Ltd. (together, "Varroc Group") for proceeds of approximately $90 million, including $20 million related to the Company's 50% equity interest in Visteon TYC Corporation (“VTYC”) (collectively the "Lighting Transaction"). On August 1, 2012, the Company completed the Lighting Transaction, excluding the Company's investment in VTYC, for proceeds of approximately $70 million, subject to purchase price adjustments. During the quarterly period ended March 31, 2012, the Company determined that assets and liabilities subject to the Lighting Transaction, excluding the Company's investment in VTYC, met the "held for sale" criteria under U.S. GAAP. The Company recorded related asset impairment charges of approximately $6 million and $19 million, respectively, during the three and nine-month periods ended September 30, 2012.

The Lighting operations represent a component of the Company's business. Accordingly, the results of operations of the Lighting business have been reclassified to “(Loss) income from discontinued operations, net of tax” in the Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2012 and 2011. Discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(Dollars in Millions)
Sales	$32	$128	$297	$383
Cost of sales	28	119	264	363
Gross margin	4	9	33	20
Selling, general and administrative expenses	1	3	7	9
Asset impairments	6	—	19	—
Interest expense	1	—	2	1
Other expenses	1	2	4	2
(Loss) income from discontinued operations before income taxes	(5)	4	1	8
Provision for income taxes	—	—	4	—
Net (loss) income from discontinued operations attributable to Visteon Corporation	$(5)	$4	$(3)	$8

Note 3. Restructuring and Other (Income) / Expenses

Restructuring and other (income) / expenses consist of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(Dollars in Millions)
Restructuring expenses	$2	$1	$44	$18
Loss on asset contribution	—	—	14	—
Transformation costs	5	—	23	3
Bankruptcy-related costs	1	—	1	8
Gain on sale of joint venture interest	(19)	—	(19)	—
	$(11)	$1	$63	$29

Restructuring Activities

The Company has undertaken various restructuring activities to achieve its strategic and financial objectives. Restructuring activities include, but are not limited to, plant closures, production relocation, administrative cost structure realignment and consolidation of available capacity and resources. The Company expects to finance restructuring programs through cash on hand, cash generated from its ongoing operations, reimbursements pursuant to customer accommodation and support agreements or through cash available under its existing debt agreements, subject to the terms of applicable covenants. Restructuring costs are recorded when elements of a plan are finalized and the timing of activities and the amount of related costs are not likely to change. However, such costs are estimated based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a time frame such that significant changes to the plan are not likely. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated.

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

At September 30, 2012 and December 31, 2011, restructuring liabilities of $8 million and $26 million, respectively, are classified as other current liabilities in the consolidated balance sheets. The Company anticipates that the activities associated with these reserves will be substantially completed by the end of 2012. The following is a summary of the Company's restructuring reserves and related activity for the nine months ended September 30, 2012.

	Electronics	Interiors	Climate	Total
	(Dollars in Millions)
December 31, 2011	$19	$6	$1	$26
Expenses	36	4	1	41
Utilization	(49)	(3)	(1)	(53)
March 31, 2012	6	7	1	14
Expenses	—	—	1	1
Utilization	(5)	—	(1)	(6)
June 30, 2012	1	7	1	9
Expenses	—	—	2	2
Utilization	—	(1)	(2)	(3)
September 30, 2012	$1	$6	$1	$8

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

During the nine months ended September 30, 2011, the Company recorded approximately $27 million of restructuring expenses, including $22 million for severance and termination benefits representing the minimum amount of employee separation costs pursuant to statutory regulations related to the closure of its Cadiz Electronics operation and $5 million for employee severance and termination benefits associated with previously announced actions at two European Interiors facilities. Additionally, the Company reversed approximately $9 million of previously recorded restructuring expenses, including $7 million for employee severance and termination benefits at a European Interiors facility pursuant to a March 2011 contractual agreement to cancel the related social plan and $2 million due to lower than estimated severance and termination benefit costs associated with the consolidation of the Company's Electronics operations in South America.

Other Activities

Business transformation costs of $5 million and $23 million were incurred during the three and nine months ended September 30, 2012, respectively, related to financial and advisory fees associated with the Company's transformation of its business portfolio and rationalization of its cost structure including, among other things, the investigation of potential transactions for the sale, merger or other combination of certain businesses.

The Company recorded bankruptcy-related costs of $1 million and $8 million during the nine-month periods ended September 30, 2012 and 2011, respectively, which were the result of amounts directly associated with the bankruptcy claims settlement process under Chapter 11.

In August 2012, the Company sold its 50% ownership interest in R-Tek Limited, a UK-based Interiors joint venture, for cash proceeds of approximately $30 million, resulting in a gain of $19 million.

NOTE 4. Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of inventories is provided below:

	September 30	December 31
	2012	2011
	(Dollars in Millions)
Raw materials	$163	$167
Work-in-process	181	174
Finished products	89	64
	433	405
Valuation reserves	(25)	(24)
	$408	$381

NOTE 5. Other Assets

Other current assets are summarized as follows:

	September 30	December 31
	2012	2011
	(Dollars in Millions)
Recoverable taxes	$92	$99
Pledged accounts receivable	47	82
Deposits	31	32
Deferred tax assets	24	30
Non-consolidated affiliate receivables	19	32
Prepaid assets	19	17
Foreign currency hedges	17	—
Other	16	4
	$265	$296

Other non-current assets are summarized as follows:

	September 30	December 31
	2012	2011
	(Dollars in Millions)
Deferred tax assets	$17	$18
Reimbursable engineering costs	12	—
Income tax receivable	10	11
Deposits	7	7
Debt issuance costs	6	8
Other	21	22
	$73	$66

NOTE 6. Property and Equipment

Property and equipment, net consists of the following:

	September 30	December 31
	2012	2011
	(Dollars in Millions)
Land	$158	$184
Buildings and improvements	264	311
Machinery, equipment and other	1,082	985
Construction in progress	73	106
	1,577	1,586
Accumulated depreciation	(374)	(254)
	1,203	1,332
Product tooling, net of amortization	75	80
Property and equipment, net	$1,278	$1,412

Property and equipment is depreciated principally using the straight-line method of depreciation over estimated useful lives. Generally, buildings and improvements are depreciated over a 40-year estimated useful life and machinery, equipment and other assets are depreciated over estimated useful lives ranging from 3 to 15 years. Product tooling is amortized using the straight-line method over the estimated life of the tool, generally not exceeding 6 years. Depreciation and amortization expenses are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(Dollars in Millions)
Depreciation	$51	$69	$158	$200
Amortization	3	5	8	14
	$54	$74	$166	$214

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

NOTE 7. Non-Consolidated Affiliates

The Company recorded equity in net income of non-consolidated affiliates of $38 million and $43 million for the three-month periods ended September 30, 2012 and 2011, respectively. For the nine-month periods ended September 30, 2012 and 2011, the Company recorded equity in net income of non-consolidated affiliates of $183 million and $130 million, respectively. Equity in net income of non-consolidated affiliates for the nine months ended September 30, 2012 includes $63 million representing Visteon's equity interest in a non-cash gain recorded by Yanfeng Visteon Automotive Trim Systems Co., Ltd (“Yanfeng”), a 50% owned non-consolidated affiliate of the Company. The gain resulted from the excess of fair value over carrying value of a former equity investee of Yanfeng that was consolidated effective June 1, 2012 pursuant to changes in the underlying joint venture agreement. The amounts recorded by Yanfeng are based on preliminary estimates of enterprise value, which remain subject to finalization. Final determination of the values may result in adjustments to the amount of the gain reported herein. The Company had $734 million and $644 million of equity in the net assets of non-consolidated affiliates at September 30, 2012 and December 31, 2011, respectively. The following table presents summarized financial data for the Company’s non-consolidated affiliates and reflects 100% of the operating results of such affiliates.

	Three Months Ended September 30
	Net Sales		Gross Margin		Net Income
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Yanfeng	$1,582	$740	$257	$125	$62	$68
All other	404	211	46	38	15	19
	$1,986	$951	$303	$163	$77	$87

	Nine Months Ended September 30
	Net Sales		Gross Margin		Net Income
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Yanfeng	$3,366	$2,199	$557	$362	$319	$200
All other	1,284	603	140	108	59	60
	$4,650	$2,802	$697	$470	$378	$260

Yanfeng sales and gross margin for the three months ended September 30, 2012 include approximately $727 million and $130 million, respectively, related to activity of a former equity investee that was consolidated effective June 1, 2012. Yanfeng sales and gross margin for the nine months ended September 30, 2012 include approximately $927 million and $170 million, respectively, related to post-consolidation activity of the aforementioned equity investee. Yanfeng net income for the nine months ended September 30, 2012 includes approximately $130 million associated with a non-cash gain on the consolidation of a former equity investee. Net sales for all other non-consolidated affiliates for the three and nine-month periods ended September 30, 2012 included

$163 million and $571 million, respectively, related to Duckyang. The Company commenced equity method accounting for Duckyang from October 2011 following the sale of a controlling ownership interest and deconsolidation from the Company's financial statements.

The Company monitors its investments in the net assets of non-consolidated affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and fair value.

NOTE 8. Intangible Assets

Intangible assets, net are comprised of the following:

	September 30, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Dollars in Millions)
Definite-lived intangible assets
Developed technology	$203	$52	$151	$204	$32	$172
Customer related	121	26	95	119	16	103
Other	21	4	17	20	3	17
Total	$345	$82	$263	$343	$51	$292

Goodwill and indefinite-lived intangible assets (a)
Goodwill			$36			$36
Trade names			25			25
Total			61			61
			$324			$353

(a) Goodwill and trade names, substantially all of which relate to the Company's Climate reporting unit.

The Company recorded approximately $10 million and $30 million of amortization expense related to definite-lived intangible assets for the three and nine-month periods ended September 30, 2012, respectively. The Company recorded approximately $12 million and $34 million of amortization expense related to definite-lived intangible assets for the three and nine-month periods ended September 30, 2011, respectively. The Company estimates annual amortization expense to be approximately $40 million through 2016. Goodwill and trade names are not amortized but are assessed for impairment annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired.

NOTE 9. Other Liabilities

Other current liabilities are summarized as follows:

	September 30	December 31
	2012	2011
	(Dollars in Millions)
Product warranty and recall reserves	$40	$42
Deferred income	37	21
Non-income taxes payable	36	41
Payables to non-consolidated affiliates	31	24
Accrued interest payable	16	7
Income taxes payable	13	29
Restructuring reserves	8	26
Accrued legal reserves	7	8
Claims settlement accruals	2	9
Foreign currency hedges	—	16
Other accrued liabilities	58	44
	$248	$267

Other non-current liabilities are summarized as follows:

	September 30	December 31
	2012	2011
	(Dollars in Millions)
Income tax reserves	$106	$97
Deferred income	60	42
Non-income taxes payable	45	44
Product warranty and recall reserves	25	24
Legal and environmental reserves	7	8
Other accrued liabilities	8	10
	$251	$225

Current and non-current deferred income at September 30, 2012 of $17 million and $37 million, respectively, relate to various customer accommodation, support and other agreements. Revenue associated with these agreements is being recorded in relation to the delivery of associated products in accordance with the terms of the underlying agreement or over the estimated period of benefit to the customer, generally representing the duration of remaining production on current vehicle platforms. The Company recorded $5 million and $15 million of revenue associated with these payments during the three and nine-month periods ended September 30, 2012, respectively. The Company expects to record approximately $5 million, $16 million, $14 million, $10 million and $9 million of deferred amounts in the remainder of 2012 and the annual periods of 2013, 2014, 2015 and 2016, respectively.

NOTE 10. Debt

As of September 30, 2012, the Company had debt outstanding of $89 million and $506 million classified as short-term debt and long-term debt, respectively. The Company’s short and long-term debt balances consist of the following:

	September 30	December 31
	2012	2011
	(Dollars in Millions)
Short-term debt
Current portion of long-term debt	$—	$1
Other – short-term	89	86
Total short-term debt	89	87

Long-term debt
6.75% senior notes due April 15, 2019	495	494
Other	11	18
Total long-term debt	506	512
Total debt	$595	$599

As of September 30, 2012, the Company's revolving loan credit agreement had a borrowing capacity of $156 million, and no amounts were outstanding. On April 3, 2012, the Company entered into an amendment to the revolving loan credit agreement to allow for the potential sale of the Lighting assets as well as the sale and leaseback of the Company's U.S. corporate headquarters. On July 3, 2012, the Company entered into an amendment to the revolving loan credit agreement to, among other things, reduce the aggregate lending commitment to $175 million and modify certain restrictive covenants to permit certain asset dispositions, hedging and similar arrangements and the incurrence of limited categories of indebtedness.

In connection with the Company's $15 million Letter of Credit ("LOC") Facility with US Bank National Association, the Company must continue to maintain a collateral account equal to 103% of the aggregated stated amount of the LOCs with reimbursement of any draws. As of September 30, 2012 and December 31, 2011, the Company had $9 million and $11 million of outstanding letters of credit issued under this facility and secured by restricted cash, respectively. In addition, the Company had $13 million of locally issued letters of credit to support various customs arrangements and other obligations at its local affiliates of which $8 million are securitized by cash collateral as of September 30, 2012.

As of September 30, 2012, the Company had affiliate debt outstanding of $100 million, with $89 million and $11 million classified in short-term and long-term debt, respectively. These balances are primarily related to the Company’s non-U.S. operations and are payable in non-U.S. currencies including, but not limited to, the Euro, Chinese Yuan, and Korean Won. Remaining availability on outstanding affiliate credit facilities is approximately $193 million and certain of these facilities have pledged receivables, inventory or equipment as security. Included in the Company's affiliate debt is an arrangement, through a subsidiary in France, to sell accounts receivable on an uncommitted basis. The amount of financing available is contingent upon the amount of receivables less certain reserves. The Company pays a 30 basis point servicing fee on all receivables sold, as well as a financing fee of 3-month Euribor plus 75 basis points on the advanced portion. At September 30, 2012, there was $13 million of outstanding borrowings under the facility with $47 million of receivables pledged as security, which are recorded as Other current assets on the consolidated balance sheet.

On July 4, 2012 the Company's wholly owned subsidiary, Visteon Korea Holdings Corp., commenced a cash tender offer to purchase 32.0 million shares of Halla Climate Control Corporation (“Halla”), a 70% owned subsidiary of the Company, representing the remaining 30% outstanding ownership interest. The tender offer and related costs were to be funded through a fully committed Korean debt facility of 1 trillion KRW or $881 million (the "Bridge Loan"), under which Visteon Korea Holdings Corp. borrowed 925 billion KRW or $815 million. The Bridge Loan was secured by a pledge of all of the shares of capital stock of Halla owned directly or indirectly by Visteon. On July 24, 2012 the tender offer expired without acceptance of the tendered shares. During August 2012 Visteon Korea Holdings Corp. repaid amounts previously borrowed and permanently reduced the available commitments under the Bridge Loan without penalty after following certain advance notice and other procedures. The Company incurred debt extinguishment costs of approximately $4 million and interest of $5 million during the three and nine-month periods ended September 30, 2012 in connection with this financing arrangement.

The fair value of debt was approximately $621 million at September 30, 2012 and $587 million at December 31, 2011. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

NOTE 11. Employee Retirement Benefits

Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. Effective January 1, 2012, matching contributions for the U.S. defined contribution plan are 100% on the first 6% of pay contributed. The expense related to matching contributions was approximately $3 million and $11 million for the three-month and nine-month periods ended September 30, 2012, respectively. The expense related to matching contributions was approximately $2 million and $4 million for the three-month and nine-month periods ended September 30, 2011, respectively.

Defined Benefit Plans

The components of the Company’s net periodic benefit costs for the three-month periods ended September 30, 2012 and 2011 were as follows:

	Retirement Plans				Health Care and Life Insurance Benefits
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Costs recognized in income
Service cost	$—	$2	$2	$2	$—	$—
Interest cost	17	18	6	7	—	—
Expected return on plan assets	(20)	(19)	(4)	(5)	—	—
Special termination benefits	—	1	—	—	—	—
Visteon sponsored plan net pension (income) expense	$(3)	$2	$4	$4	$—	$—

The components of the Company’s net periodic benefit costs for the nine-month periods ended September 30, 2012 and 2011 were as follows:

	Retirement Plans				Health Care and Life Insurance Benefits
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Costs recognized in income
Service cost	$—	$4	$5	$5	$—	$—
Interest cost	52	55	20	21	—	—
Expected return on plan assets	(59)	(56)	(13)	(14)	—	—
Reinstatement (termination) of benefits	—	—	—	—	—	(2)
Special termination benefits	—	3	—	—	—	—
Visteon sponsored plan net pension (income) expense	$(7)	$6	$12	$12	$—	$(2)

On January 9, 2012 the Company completed a contribution of approximately 1.5 million shares of Visteon Corporation common stock valued at approximately $73 million to its two largest U.S. defined benefit plans. This contribution was in excess of 2011 and 2012 plan year minimum required contributions for those plans by approximately $40 million. As of September 30, 2012, all shares previously contributed to the plans had been sold, with an average share price of approximately $44.

During the nine-month period ended September 30, 2012, cash contributions to the Company's U.S. and non-U.S. retirement plans were $3 million and $9 million, respectively. The Company anticipates additional cash contributions to its non-U.S. retirement plans of $7 million during 2012. The Company’s expected 2012 contributions may be revised.

On September 19, 2012, Visteon announced a lump sum payment option to certain former U.S. employees who are vested defined benefit plan participants not currently receiving monthly payments. The lump sum payment option, to be funded with pension plan assets, is offered from October 1 to November 9, 2012. The Company expects to record a non-cash settlement charge in connection with the lump sum payments, the amount of which will depend upon participation rate, value of assets and discount rate at year-end.

NOTE 12. Share Based Compensation

The Company, in connection with the appointment of a new Chief Executive Officer and President effective September 30, 2012, made an equity grant under the Visteon Corporation 2010 Incentive Plan consisting of 85,256 time-based restricted stock units and 345,914 performance based stock units. The restricted stock units vest in three equal annual installments on August 10, 2013, 2014, and 2015 subject to continued employment. The performance based stock units vest based on the Company's total shareholder return for the period between the grant date and December 31, 2015 and are subject to continued employment.

NOTE 13. Income Taxes

The Company's provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income before income taxes, excluding equity in net income of non-consolidated affiliates for the period. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company's operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. The Company is also required to record the tax impact of certain other non-recurring tax items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will continue to cause variability in the Company's quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. In this regard, it is reasonably possible that existing valuation allowances on approximately $5 million of deferred tax assets could be eliminated during 2012 as the Company continues to monitor the ability to generate the necessary taxable earnings to recover the deferred tax assets in certain foreign jurisdictions.

The Company provides for U.S. and non-U.S. income taxes and non-U.S. withholding taxes on the projected future repatriations of the earnings from its non-U.S. operations at each tier of the legal entity structure. During the three-month and nine-month periods ended September 30, 2012, the Company recognized expense of $5 million and $16 million, respectively, reflecting the Company's forecasts which contemplate numerous financial and operational considerations that impact future repatriations.

The Company's provision for income taxes for the three-month and nine-month periods ended September 30, 2012 of $33 million and $102 million, respectively, includes income tax expense in countries where the Company is profitable, withholding taxes, changes in uncertain tax benefits, and the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions to the extent not offset by other categories of income.

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

Unrecognized Tax Benefits

Gross unrecognized tax benefits were $135 million at September 30, 2012 and $123 million at December 31, 2011, of which approximately $72 million and $69 million, respectively, in each period represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. During the three-month and nine-month periods ended September 30, 2012, the Company increased its gross unrecognized tax benefits for positions expected to be taken in future tax returns, primarily related to the allocation of costs among our global operations, and foreign currency impacts. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties related to uncertain tax positions was $34 million at September 30, 2012 and $28 million at December 31, 2011.

The Company operates in multiple jurisdictions throughout the world and the income tax returns of its subsidiaries in various tax jurisdictions are subject to periodic examination by respective tax authorities. The Company regularly assesses the status of these examinations and the potential for adverse and/or favorable outcomes to determine the adequacy of its provision for income taxes. The Company believes that it has adequately provided for tax adjustments that it believes are more likely than not to be realized as a result of any ongoing or future examination.

Specifically, in June 2012, the Korean tax authorities commenced a review of Visteon's controlled subsidiary, Halla Climate Control Corporation ("Halla") for the tax years 2007 through 2011. In October 2012, the tax authorities issued a pre-assessment of approximately $18 million for alleged underpayment of withholding tax on dividends paid and other items, including certain management service fees charged by Visteon Corporation. The Company is considering potential next steps if the pre-assessment becomes finalized, including filing an appeal with the Korean Tax Tribunal. Pursuant to the Korean tax rules, it is possible a payment of the final assessment will need to be made in full in the fourth quarter of 2012 to pursue the appeals process. The Company believes it is more likely than not it will receive a favorable ruling when all of the available appeals have been exhausted.

With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2008 or state and local, or non-U.S. income tax examinations for years before 2002. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in Europe and Asia could conclude within the next twelve months and result in a significant change in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. However, the Company believes it is reasonably possible that it will reduce the amount of its existing unrecognized tax benefits impacting the effective tax rate by $1 million to $3 million due to the lapse of statute of limitations.

NOTE 14. Shareholders’ Equity and Non-controlling Interests

The tables below provide a reconciliation of the carrying amount of total shareholders' equity, including shareholders' equity attributable to Visteon and equity attributable to non-controlling interests ("NCI") for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30
	2012			2011
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Shareholders' equity beginning balance	$1,433	$695	$2,128	$1,443	$713	$2,156
Income from continuing operations	20	19	39	37	19	56
(Loss) income from discontinued operations	(5)	—	(5)	4	—	4
Net income	15	19	34	41	19	60
Other comprehensive income (loss)
Foreign currency translation adjustment	44	13	57	(102)	(31)	(133)
Pension and other postretirement benefits	2	—	2	(3)	—	(3)
Unrealized hedging gains and other	2	1	3	(20)	(6)	(26)
Total other comprehensive income (loss)	48	14	62	(125)	(37)	(162)
Stock-based compensation, net	3	—	3	10	—	10
Warrant exercises	—	—	—	4	—	4
Dividends to non-controlling interests	—	(5)	(5)	—	(1)	(1)
Shareholders' equity ending balance	$1,499	$723	$2,222	$1,373	$694	$2,067

	Nine Months Ended September 30
	2012			2011
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Shareholders' equity beginning balance	$1,307	$690	$1,997	$1,260	$690	$1,950
Income from continuing operations	64	46	110	98	54	152
(Loss) income from discontinued operations	(3)	—	(3)	8	—	8
Net income	61	46	107	106	54	160
Other comprehensive income (loss)
Foreign currency translation adjustment	25	10	35	(18)	(13)	(31)
Pension and other postretirement benefits	1	—	1	—	—	—
Unrealized hedging gains and other	16	4	20	(14)	(5)	(19)
Total other comprehensive income (loss)	42	14	56	(32)	(18)	(50)
Stock-based compensation, net	16	—	16	30	—	30
Common stock contribution to U.S. pension plans	73	—	73	—	—	—
Warrant exercises	—	—	—	9	—	9
Dividends to non-controlling interests	—	(27)	(27)	—	(32)	(32)
Shareholders' equity ending balance	$1,499	$723	$2,222	$1,373	$694	$2,067

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

Non-controlling Interests

Non-controlling interests in the Visteon Corporation economic entity are as follows:

	September 30	December 31
	2012	2011
	(Dollars in Millions)
Halla Climate Control Corporation	$692	$660
Visteon Interiors Korea Ltd	19	20
Other	12	10
Total non-controlling interests	$723	$690

The Company holds a 70% interest in Halla, a consolidated subsidiary. Halla is headquartered in South Korea with operations in North America, Europe and Asia. Halla designs, develops and manufactures automotive climate control products, including air conditioning systems, modules, compressors, and heat exchangers for sale to global OEMs.

Accumulated Other Comprehensive Income (Loss)

The Accumulated other comprehensive income (loss) (“AOCI”) category of Shareholders’ equity, net of tax, includes:

	September 30	December 31
	2012	2011
	(Dollars in Millions)
Foreign currency translation adjustments	$(16)	$(41)
Pension and other postretirement benefit adjustments	26	25
Unrealized gains (losses) on derivatives	7	(9)
Total accumulated other comprehensive income (loss)	$17	$(25)

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

The table below provides details underlying the calculations of basic and diluted earnings (loss) per share.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(Dollars in Millions, Except Per Share Amounts)
Numerator:
Income from continuing operations	$20	$37	$64	$98
(Loss) income from discontinued operations	(5)	4	(3)	8
Net income attributable to Visteon	$15	$41	$61	$106
Denominator:
Average common stock outstanding	53.3	51.5	53.1	51.1
Dilutive effect of warrants	0.5	0.5	0.4	0.9
Diluted shares	53.8	52.0	53.5	52.0

Basic and Diluted Earnings (Loss) Per Share Data:
Basic earnings (loss) per share:
Continuing operations	$0.37	$0.72	$1.21	$1.92
Discontinued operations	(0.09)	0.08	(0.06)	0.15
Basic earnings per share attributable to Visteon	$0.28	$0.80	$1.15	$2.07
Diluted earnings (loss) per share:
Continuing operations	$0.37	$0.71	$1.20	$1.89
Discontinued operations	(0.09)	0.08	(0.06)	0.15
Diluted earnings per share attributable to Visteon	$0.28	$0.79	$1.14	$2.04

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

The Company’s primary foreign currency exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of September 30, 2012 and December 31, 2011, the Company had forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $564 million and $741 million, respectively. Fair value estimates of these contracts are based on quoted market prices. A portion of these instruments has been designated as cash flow hedges with the effective portion of the gain or loss reported in the Accumulated other comprehensive income (loss) component of Shareholders’ equity in the Company’s consolidated balance sheets and the ineffective portion recorded as Cost of sales in the Company’s consolidated statements of comprehensive income.

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

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s consolidated balance sheets at September 30, 2012 and December 31, 2011 as follows:

Assets			Liabilities
	September 30	December 31		September 30	December 31
Classification	2012	2011	Classification	2012	2011
	(Dollars in Millions)			(Dollars in Millions)
Designated:			Designated:
Other current assets	$16	$—	Other current assets	$2	$—
Other current liabilities	—	8	Other current liabilities	—	24
Non-designated:			Non-designated:
Other current assets	3	—	Other current assets	—	—
	$19	$8		$2	$24

Gains and losses associated with derivative financial instruments recorded in Cost of sales for the three-month periods ended September 30, 2012 and 2011 were as follows:

	Amount of Gain (Loss)
	Recorded in AOCI, net of tax		Reclassified from AOCI into Income		Recorded in Income
	Three months ended		Three months ended		Three months ended
	September 30		September 30		September 30
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Foreign currency risk – Cost of sales
Cash flow hedges	$2	$(20)	$6	$1	$—	$—
Non-designated cash flow hedges	—	—	—	—	(3)	—
	$2	$(20)	$6	$1	$(3)	$—

Gains and losses associated with derivative financial instruments recorded in Cost of sales and Interest expense for the nine-month periods ended September 30, 2012 and 2011 were as follows:

	Amount of Gain (Loss)
	Recorded in AOCI, net of tax		Reclassified from AOCI into Income		Recorded in Income
	Nine months ended		Nine months ended		Nine months ended
	September 30		September 30		September 30
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Foreign currency risk – Cost of sales
Cash flow hedges	$16	$(15)	$6	$7	$—	$—
Non-designated cash flow hedges	—	—	—	—	(4)	(4)
	$16	$(15)	$6	$7	$(4)	$(4)
Interest rate risk – Interest expense
Cash flow hedges	$—	$1	$—	$—	$—	$—

Concentrations of Credit Risk

Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are with investment and commercial banks with significant experience using such derivatives and is assessed on a net basis. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty and through monitoring counterparty credit risks. The Company’s concentration of credit risk related to derivative contracts at September 30, 2012 and December 31, 2011 is not significant. With the exception of the customers below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at September 30, 2012 and December 31, 2011, respectively.

	September 30	December 31
	2012	2011
Ford and affiliates	27%	24%
Hyundai Mobis Company	15%	14%
Hyundai Motor Company	9%	10%

Management periodically performs credit evaluations of its customers and generally does not require collateral.

NOTE 17. Commitments and Contingencies

Guarantees and Commitments

The Company has guaranteed approximately $37 million of subsidiary lease payments under various arrangements generally spanning between one to ten years in duration, and $6 million for affiliate credit lines and other credit support agreements. In connection with an agreement entered in 2009 with the Pension Benefit Guarantee Corporation ("PBGC"), the Company agreed to provide a guarantee by certain affiliates of contingent pension obligations of up to $30 million, the term of this guarantee is dependent upon events as specifically set forth in the PBGC agreement.

Litigation and Claims

Several current and former employees of Visteon Deutschland GmbH (“Visteon Germany”) filed civil actions against Visteon Germany in various German courts beginning in August 2007 seeking damages for the alleged violation of German pension laws that prohibit the use of pension benefit formulas that differ for salaried and hourly employees without adequate justification. Several of these actions have been joined as pilot cases. In a written decision issued in April 2010, the Federal Labor Court issued a declaratory judgment in favor of the plaintiffs in the pilot cases. To date, more than 750 current and former employees have filed similar actions or have inquired as to or been granted additional benefits, and an additional 600 current and former employees are similarly situated. The Company's remaining reserve for unsettled cases is approximately $6 million and is based on the Company’s best estimate as to the number and value of the claims that will be made in connection with the pension plan. However, the Company’s estimate is subject to many uncertainties which could result in Visteon Germany incurring amounts in excess of the reserved amount of up to approximately $8 million.

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of September 30, 2012, the Company maintained accruals of approximately $9 million for claims aggregating approximately $141 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

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

In December of 2009, the Court granted the Debtors' motion in part authorizing them to terminate or amend certain other postretirement employee benefits, including health care and life insurance. On December 29, 2009, the IUE-CWA, the Industrial Division of the Communications Workers of America, AFL-CIO, CLC, filed a notice of appeal of the Court's order with the District Court. By order dated March 31, 2010, the District Court affirmed the Court's order in all respects. On April 1, 2010, the IUE filed a notice of appeal. On July 13, 2010, the Circuit Court reversed the order of the District Court as to the IUE-CWA and directed the District Court to, among other things, direct the Court to order the Company to take whatever action is necessary to immediately restore terminated or modified benefits to their pre-termination/modification levels. On July 27, 2010, the Company filed a Petition for Rehearing or Rehearing En Banc requesting that the Circuit Court review the panel’s decision, which was denied. By orders dated August 30, 2010, the Court ruled that the Company should restore certain other postretirement employee benefits to the appellant-retirees and also to salaried retirees and certain retirees of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”). On September 1, 2010, the Company filed a Notice of Appeal to the District Court of the Court's decision to include non-appealing retirees, and on September 15, 2010 the UAW filed a Notice of Cross-Appeal. On July 25, 2012, the District Court ruled in the Company's favor on both appeals. The Company reached an agreement with the original appellants in late-September 2010, which resulted in the Company not restoring other postretirement employee benefits of such retirees. On September 30, 2010, the UAW filed a complaint, which it amended on October 1, 2010, in the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after the Effective Date. The Company has filed a motion to dismiss the UAW's complaint and a motion to transfer the case to the District of Delaware, which motions are pending. In July 2011, the Company engaged in mediation with the UAW, which was not successful. As of September 30, 2012, the Company maintains an accrual for claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The following table provides a reconciliation of changes in the product warranty and recall claims liability for the nine-month periods ended September 30, 2012 and 2011.

	Nine Months Ended September 30
	2012	2011
	(Dollars in Millions)
Beginning balance	$66	$75
Accruals for products shipped	15	16
Currency	(1)	—
Changes in estimates	(1)	(11)
Settlements	(14)	(12)
Ending balance	$65	$68

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

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At September 30, 2012, the Company had recorded a reserve of approximately $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at September 30, 2012 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

•	Interiors — The Company’s Interiors product line includes instrument panels, cockpit modules, door trim and floor consoles.

Segment Sales and Gross Margin

	Sales				Gross Margin
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30		September 30		September 30		September 30
	2012	2011	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Climate	$1,024	$1,003	$3,112	$3,040	$89	$78	$259	$256
Electronics	298	338	919	1,047	19	30	76	104
Interiors	313	606	1,070	1,854	21	31	56	114
Eliminations	(11)	(38)	(67)	(136)	—	—	—	—
Total consolidated	$1,624	$1,909	$5,034	$5,805	$129	$139	$391	$474

Segment Adjusted EBITDA

Through March 31, 2012, the Company evaluated performance based on Adjusted EBITDA on a consolidated basis as a performance measure and for planning and forecasting activities. Effective April 1, 2012, the Company began utilizing Adjusted EBITDA as a key performance measure considering key transformation efforts including the sale of the Company's lighting business completed on August 1, 2012. Adjusted EBITDA by segment for the three and nine months ended September 30, 2012 and 2011 is presented below:

	Adjusted EBITDA
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(Dollars in Millions)
Climate	$70	$69	$216	$228
Electronics	13	33	58	96
Interiors	45	55	131	180
Discontinued operations	3	11	27	27
Total consolidated	$131	$168	$432	$531

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

A reconciliation of Adjusted EBITDA to Net income attributable to Visteon is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(Dollars in Millions)
Total Adjusted EBITDA	$131	$168	$432	$531
Interest expense, net	13	5	28	21
Loss on debt extinguishment	4	—	4	24
Provision for income taxes	33	25	102	87
Depreciation and amortization	64	81	195	232
Restructuring and other expenses	(11)	1	63	29
Equity investment gain	—	—	(63)	—
Other non-operating costs, net	5	8	12	13
Discontinued operations	8	7	30	19
Net income attributable to Visteon	$15	$41	$61	$106

Segment Operating Assets

	Inventories, net		Property and Equipment, net
	September 30	December 31	September 30	December 31
	2012	2011	2012	2011
	(Dollars in Millions)
Climate	$290	$236	$942	$934
Electronics	66	66	120	144
Interiors	49	47	164	171
Other	—	32	—	42
Total product groups	405	381	1,226	1,291
Corporate	3	—	52	121
Total consolidated	$408	$381	$1,278	$1,412

Other includes assets of the Company's discontinued Lighting operations as of December 31, 2011 (Inventories, net of $31 million and Property and equipment, net of $42 million). These assets were sold in connection with the sale of the Lighting business on August 1, 2012 . See Note 2, "Discontinued Operations" for further details.

NOTE 19. Condensed Consolidating Financial Information of Guarantor Subsidiaries

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

VISTEON CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$70	$320	$1,435	$(201)	$1,624
Cost of sales	128	265	1,303	(201)	1,495
Gross margin	(58)	55	132	—	129
Selling, general and administrative expenses	25	14	50	—	89
Interest expense, net	11	—	2	—	13
Loss on debt extinguishment	1	—	3	—	4
Equity in net income of non-consolidated affiliates	—	—	38	—	38
Restructuring and other expenses (income)	5	—	(16)	—	(11)
(Loss) income from continuing operations before income taxes and earnings of subsidiaries	(100)	41	131	—	72
Provision for income taxes	2	—	31	—	33
(Loss) income from continuing operations before earnings of subsidiaries	(102)	41	100	—	39
Equity in earnings of consolidated subsidiaries	120	70	—	(190)	—
Income from continuing operations	18	111	100	(190)	39
(Loss) income from discontinued operations, net of tax	(3)	4	(6)	—	(5)
Net income	15	115	94	(190)	34
Net income attributable to non-controlling interests	—	—	19	—	19
Net income attributable to Visteon Corporation	$15	$115	$75	$(190)	$15
Comprehensive income:
Comprehensive income	$61	$165	$157	$(287)	$96
Comprehensive income attributable to Visteon Corporation	$61	$165	$124	$(287)	$63

	Three Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$50	$377	$1,790	$(308)	$1,909
Cost of sales	94	318	1,666	(308)	1,770
Gross margin	(44)	59	124	—	139
Selling, general and administrative expenses	25	17	53	—	95
Interest expense (income), net	10	(5)	—	—	5
Equity in net income of non-consolidated affiliates	—	—	43	—	43
Restructuring and other expenses	—	—	1	—	1
(Loss) income from continuing operations before income taxes and earnings of subsidiaries	(79)	47	113	—	81
Provision for income taxes	6	—	19	—	25
(Loss) income from continuing operations before earnings of subsidiaries	(85)	47	94	—	56
Equity in earnings of consolidated subsidiaries	133	15	—	(148)	—
Income from continuing operations	48	62	94	(148)	56
(Loss) income from discontinued operations, net of tax	(7)	14	(3)	—	4
Net income	41	76	91	(148)	60
Net income attributable to non-controlling interests	—	—	19	—	19
Net income attributable to Visteon Corporation	$41	$76	$72	$(148)	$41
Comprehensive loss:
Comprehensive loss	$(84)	$(65)	$(48)	$95	$(102)
Comprehensive loss attributable to Visteon Corporation	$(84)	$(65)	$(30)	$95	$(84)

	Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$172	$1,038	$4,627	$(803)	$5,034
Cost of sales	347	856	4,243	(803)	4,643
Gross margin	(175)	182	384	—	391
Selling, general and administrative expenses	59	47	161	—	267
Interest expense (income), net	30	(2)	—	—	28
Loss on debt extinguishment	1	—	3	—	4
Equity in net income of non-consolidated affiliates	—	—	183	—	183
Restructuring and other expenses	21	—	42	—	63
(Loss) income from continuing operations before income taxes and earnings of subsidiaries	(286)	137	361	—	212
Provision for income taxes	3	—	99	—	102
(Loss) income from continuing operations before earnings of subsidiaries	(289)	137	262	—	110
Equity in earnings of consolidated subsidiaries	365	189	—	(554)	—
Income from continuing operations	76	326	262	(554)	110
(Loss) income from discontinued operations, net of tax	(15)	42	(30)	—	(3)
Net income	61	368	232	(554)	107
Net income attributable to non-controlling interests	—	—	46	—	46
Net income attributable to Visteon Corporation	$61	$368	$186	$(554)	$61
Comprehensive income:
Comprehensive income	$103	$412	$294	$(646)	$163
Comprehensive income attributable to Visteon Corporation	$103	$412	$234	$(646)	$103

	Nine Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$138	$1,149	$5,436	$(918)	$5,805
Cost of sales	301	916	5,032	(918)	5,331
Gross margin	(163)	233	404	—	474
Selling, general and administrative expenses	75	48	168	—	291
Interest expense (income), net	30	(10)	1	—	21
Loss on debt extinguishment	24	—	—	—	24
Equity in net income of non-consolidated affiliates	—	—	130	—	130
Restructuring and other expenses	11	—	18	—	29
(Loss) income from continuing operations before income taxes and earnings of subsidiaries	(303)	195	347	—	239
Provision (benefit) for income taxes	1	(2)	88	—	87
(Loss) income from continuing operations before earnings of subsidiaries	(304)	197	259	—	152
Equity in earnings of consolidated subsidiaries	431	162	—	(593)	—
Income from continuing operations	127	359	259	(593)	152
(Loss) income from discontinued operations, net of tax	(21)	41	(12)	—	8
Net income	106	400	247	(593)	160
Net income attributable to non-controlling interests	—	—	54	—	54
Net income attributable to Visteon Corporation	$106	$400	$193	$(593)	$106
Comprehensive income:
Comprehensive income	$74	$367	$192	$(523)	$110
Comprehensive income attributable to Visteon Corporation	$74	$367	$156	$(523)	$74

VISTEON CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Cash and equivalents	$296	$52	$553	$—	$901
Accounts receivable, net	296	657	1,119	(904)	1,168
Inventories	15	24	369	—	408
Other current assets	18	30	236	—	284
Total current assets	625	763	2,277	(904)	2,761

Property and equipment, net	21	63	1,194	—	1,278
Investment in affiliates	2,048	1,640	—	(3,688)	—
Equity in net assets of non-consolidated affiliates	—	—	734	—	734
Intangible assets, net	78	48	198	—	324
Other non-current assets	9	1	67	(4)	73
Total assets	$2,781	$2,515	$4,470	$(4,596)	$5,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt, including current portion of long-term debt	$226	$20	$218	$(375)	$89
Accounts payable	200	174	1,229	(526)	1,077
Other current liabilities	74	35	305	(4)	410
Total current liabilities	500	229	1,752	(905)	1,576

Long-term debt	499	—	12	(5)	506
Employee benefits	238	30	145	—	413
Other non-current liabilities	45	6	402	—	453

Shareholders’ equity:
Total Visteon Corporation shareholders’ equity	1,499	2,250	1,436	(3,686)	1,499
Non-controlling interests	—	—	723	—	723
Total shareholders’ equity	1,499	2,250	2,159	(3,686)	2,222
Total liabilities and shareholders’ equity	$2,781	$2,515	$4,470	$(4,596)	$5,170

	December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Cash and equivalents	$114	$55	$554	$—	$723
Accounts receivable, net	235	540	1,015	(719)	1,071
Inventories	18	25	338	—	381
Other current assets	29	53	237	—	319
Total current assets	396	673	2,144	(719)	2,494

Property and equipment, net	89	81	1,242	—	1,412
Investment in affiliates	1,873	1,533	—	(3,406)	—
Equity in net assets of non-consolidated affiliates	—	—	644	—	644
Intangible assets, net	82	59	212	—	353
Other non-current assets	14	23	55	(26)	66
Total assets	$2,454	$2,369	$4,297	$(4,151)	$4,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt, including current portion of long-term debt	$90	$13	$217	$(233)	$87
Accounts payable	170	210	1,116	(486)	1,010
Other current liabilities	70	21	365	—	456
Total current liabilities	330	244	1,698	(719)	1,553

Long-term debt	497	—	41	(26)	512
Employee benefits	301	47	147	—	495
Other non-current liabilities	19	5	388	—	412

Shareholders’ equity:
Total Visteon Corporation shareholders’ equity	1,307	2,073	1,333	(3,406)	1,307
Non-controlling interests	—	—	690	—	690
Total shareholders’ equity	1,307	2,073	2,023	(3,406)	1,997
Total liabilities and shareholders’ equity	$2,454	$2,369	$4,297	$(4,151)	$4,969

VISTEON CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net cash (used by) provided from operating activities	$(75)	$101	$137	$—	$163
Investing activities
Capital expenditures	(4)	(8)	(134)	—	(146)
Dividends received from consolidated subsidiaries	169	63	—	(232)	—
Proceeds from business divestitures	14	—	86	—	100
Proceeds from asset sales	79	8	1	—	88
Other	—	—	(2)	—	(2)
Net cash provided from (used by) investing activities	258	63	(49)	(232)	40
Financing activities
Short-term debt, net	—	—	2	—	2
Proceeds from issuance of debt, net of issuance costs	—	—	812	—	812
Principal payments on debt	(1)	—	(823)	—	(824)
Dividends paid to consolidated subsidiaries	—	(168)	(64)	232	—
Dividends to non-controlling interests	—	—	(23)	—	(23)
Net cash used by financing activities	(1)	(168)	(96)	232	(33)
Effect of exchange rate changes on cash and equivalents	—	1	7	—	8
Net increase (decrease) in cash and equivalents	182	(3)	(1)	—	178
Cash and equivalents at beginning of period	114	55	554	—	723
Cash and equivalents at end of period	$296	$52	$553	$—	$901

	Nine Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net cash (used by) provided from operating activities	$(120)	$(76)	$251	$—	$55
Investing activities
Capital expenditures	(3)	(10)	(172)	—	(185)
Dividends received from consolidated subsidiaries	57	149	—	(206)	—
Proceeds from asset sales	—	—	11	—	11
Other	—	—	(13)	—	(13)
Net cash provided from (used by) investing activities	54	139	(174)	(206)	(187)
Financing activities
Cash restriction, net	55	—	(3)	—	52
Short term debt, net	—	—	11	—	11
Proceeds from issuance of debt, net of issuance costs	492	—	11	—	503
Principal payments on debt	(501)	—	(12)	—	(513)
Dividends paid to consolidated subsidiaries	—	(57)	(149)	206	—
Rights offering fees	(33)	—	—	—	(33)
Dividends to non-controlling interests	—	—	(29)	—	(29)
Other	3	—	—	—	3
Net cash provided from (used by) financing activities	16	(57)	(171)	206	(6)
Effect of exchange rate changes on cash and equivalents	—	1	(10)	—	(9)
Net (decrease) increase in cash and equivalents	(50)	7	(104)	—	(147)
Cash and equivalents at beginning of period	153	81	671	—	905
Cash and equivalents at end of period	$103	$88	$567	$—	$758

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

Description of Business

Visteon is a global supplier of climate, electronics, and interiors systems, modules and components to automotive original equipment manufacturers (“OEMs”) including BMW, Chrysler, Daimler, Ford, General Motors, Honda, Hyundai, Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. The Company has a broad network of manufacturing operations, technical centers and joint venture operations throughout the world, supported by approximately 22,000 employees dedicated to the design, development, manufacture and support of its product offering and its global customers.

Automotive Industry

The Company conducts its business in the automotive industry, which is capital intensive, highly competitive and sensitive to economic conditions. During the first nine months of 2012, the global automotive industry experienced modest growth fueled by demand from certain emerging markets, which, along with improvements in North America and Asia light vehicle sales and production, more than offset declines in Europe and South America. Light vehicle sales and production levels by geographic region are provided below for the three and nine-month periods ended September 30, 2012 and 2011.

	Light Vehicle Sales			Light Vehicle Production			Light Vehicle Sales			Light Vehicle Production
	Three Months Ended September 30			Three Months Ended September 30			Nine Months Ended September 30			Nine Months Ended September 30
	2012	2011	Change	2012	2011	Change	2012	2011	Change	2012	2011	Change
	(Production Units in Millions)

Global	19.5	18.5	5.4%	19.1	18.8	1.7%	59.7	56.4	5.9%	60.8	56.8	7.0%
North America	4.2	3.8	10.9%	3.6	3.2	14.1%	12.8	11.4	12.9%	11.6	9.7	19.6%
South America	1.7	1.5	13.5%	1.2	1.1	1.7%	4.4	4.1	5.8%	3.1	3.3	(4.8)%
Europe	4.3	4.5	(4.8)%	4.3	4.5	(5.9)%	14.0	14.6	(4.5)%	14.5	15.2	(4.3)%
China	4.6	4.1	10.9%	4.3	4.1	6.0%	13.8	12.9	7.1%	13.3	12.6	6.1%
Japan/Korea	1.7	1.5	9.0%	3.2	3.3	(2.4)%	5.3	4.2	26.0%	10.6	8.8	20.7%
India	0.8	0.7	9.5%	0.9	0.9	(2.6)%	2.5	2.3	11.2%	2.9	2.7	4.7%
ASEAN	0.7	0.7	7.9%	1.0	0.8	19.4%	2.1	1.9	7.2%	2.8	2.4	20.6%

Source: IHS Automotive

North America light vehicle sales increased during the three and nine-month periods ended September 30, 2012. Higher sales levels and inventory restocking by Japanese OEMs have contributed to increased production levels in North America. European light vehicle production and sales were lower in the three and nine-month periods ended September 30, 2012 as weakened economic conditions resulting from the region's continuing sovereign-debt crisis weighed on consumer confidence. Production overcapacity in Europe has prompted certain OEMs to announce significant production cuts and plant closures, which are expected to result in further declines in the last quarter of 2012. Light vehicle production in South America decreased during the nine-month period ended September 30, 2012, reflecting lower sales on weak demand for vehicles in Brazil and Argentina. However, favorable bank lending programs and government tax incentives caused an increase in automotive sales and production in Brazil during the three months ended September 30, 2012. Further deterioration of market conditions, primarily in Europe, resulting in a sustained adverse impact on the global automotive sector could adversely impact the Company’s financial results, including potential asset impairments and restructuring charges.

Financial Results Summary

The Company's sales for the three and nine-month periods ended September 30, 2012 were distributed by product group, geographic region, and customer as follows:

Three Months Ended September 30, 2012

Nine Months Ended September 30, 2012

Visteon recorded net sales of $1,624 million for the third quarter of 2012, a decrease of $285 million from the same period in 2011. For the nine months ended September 30, 2012, the Company recorded sales of $5,034 million, a decrease of $771 million compared to 2011. The deconsolidation of Duckyang Industry Co. Ltd., a Korean interiors joint venture, decreased sales by $178 million and $479 million for the three and nine months ended September 30, 2012, respectively. Sales for the three and nine months ended September 30, 2012 were also impacted by unfavorable currency of $131 million and $272 million, respectively. Higher production volumes for the Climate product group, primarily in North America and Asia, were partially offset by declines for the Interiors and Electronics product groups in Europe and South America. Customer pricing and the non-recurrence of customer agreements, contributed to the remaining decreases in sales for the three and nine months ended September 30, 2012.

For the third quarter of 2012, the Company reported net income attributable to Visteon of $15 million, or $0.28 per diluted share. For the nine months ended September 30, 2012, the Company reported net income attributable to Visteon of $61 million, or $1.14 per diluted share. Net income for the nine months ended September 30, 2012 included $63 million of equity in the net income of non-consolidated affiliates due to a non-cash gain at Yanfeng Visteon Automotive Trim Systems Co. Ltd ("Yanfeng") related to the excess of fair value over carrying value of a former equity investee that was consolidated effective June 1, 2012 pursuant to changes in the underlying joint venture agreement.

For the nine months ended September 30, 2012 and 2011 cash provided from operating activities was $163 million and $55 million, respectively. As of September 30, 2012, Visteon had global cash balances of $920 million, including $19 million of restricted cash. Total debt was $595 million as of September 30, 2012.

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

Following emergence from the Chapter 11 Proceedings, the Company continued its efforts to transform its business portfolio and to rationalize its cost structure including, among other things, the investigation of potential transactions for the sale, merger or other combination of certain businesses. Related business transformation costs of $5 million and $23 million were incurred during the three and nine months ended September 30, 2012, respectively, which relate to financial and advisory fees associated with the Company's continued efforts to transform its business portfolio and to rationalize its cost structure. Transformation activities during the three months ended September 30, 2012 included the following:

•
On August 31, 2012, Visteon completed the sale of its 50% ownership interest in R-Tek Ltd., a UK-based Interiors joint venture, for proceeds of approximately $30 million, resulting in a net gain on the sale of approximately $19 million.

•	On August 1, 2012 the Company completed the sale of its Lighting business for cash proceeds of approximately $70 million, subject to purchase price adjustments.

•
On July 4, 2012 Visteon, through its wholly-owned Korean subsidiary, Visteon Korea Holdings Corp., commenced a cash tender offer to purchase the remaining 30 percent (32.0 million shares) of its 70% owned affiliate, Halla Climate Control Corporation ("Halla"), for 913 billion Korean Won ("KRW") or approximately $805 million. On July 24, 2012 the tender offer expired without acceptance of the tendered shares.

•
In July 2012, Visteon and Yanfeng, a 50% owned non-consolidated affiliate of the Company, terminated their non-binding memorandum of understanding signed by the parties in late 2011 with respect to a potential transaction that would have combined the majority of Visteon’s Interiors business with Yanfeng. The Company continues to explore sale transaction alternatives for its Interiors business.

On September 19, 2012, the Company announced a comprehensive shareholder value creation strategy. In connection with this strategy the Company announced its intention to combine its wholly owned climate businesses into a single climate organization under Halla. The Company anticipates completion of the climate business combination during the three months ended March 31, 2013. Additionally, on November 1, 2012 the Company announced a program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. The Company anticipates that it will record related restructuring and other charges beginning in the quarterly period ending December 31, 2012 and into 2013, as these plans are finalized.

Consolidated Results of Operations - Three Months Ended September 30, 2012 and 2011

The Company's consolidated results of operations for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30
	2012	2011	Change
	(Dollars in Millions)
Sales	$1,624	$1,909	$(285)
Cost of sales	1,495	1,770	(275)
Gross margin	129	139	(10)
Selling, general and administrative expenses	89	95	(6)
Interest expense, net	13	5	8
Loss on debt extinguishment	4	—	4
Equity in net income of non-consolidated affiliates	38	43	(5)
Restructuring and other (income) expenses	(11)	1	(12)
Income before income taxes	72	81	(9)
Provision for income taxes	33	25	8
Income from continuing operations	39	56	(17)
(Loss) income from discontinued operations	(5)	4	(9)
Net income	34	60	(26)
Net income attributable to non-controlling interests	19	19	—
Net income attributable to Visteon	$15	$41	$(26)
Adjusted EBITDA*	$131	$168	$(37)

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

The Company's consolidated sales totaled $1,624 million for the three-month period ended September 30, 2012, which represents a decrease of $285 million when compared to the same period of 2011. Approximately $178 million of this decrease is due to the deconsolidation of Duckyang Industry Co. Ltd ("Duckyang"), an Interiors joint venture, which resulted from the October 2011 sale of a controlling ownership interest in the entity. Unfavorable currency of $131 million, primarily attributable to the Euro and Korean Won currencies, also contributed to the decline. Production volumes increased sales by $33 million, primarily associated with Asia and North America partially offset by declines in Europe. Additionally, other reductions of $9 million were associated with price productivity net of design actions and commercial agreements.

Gross Margin

The Company recorded gross margin of $129 million for the three-month period ended September 30, 2012 compared to $139 million for the same period of 2011. The decrease in gross margin of $10 million was associated with unfavorable currency of $21 million, unfavorable product mix of $18 million, and the impact of the Duckyang deconsolidation of $2 million. Favorable manufacturing cost performance of $15 million, lower depreciation and amortization expense of $13 million and other reductions including customer recoveries of $9 million, were partial offsets. Favorable manufacturing cost performance was primarily driven by increases in cost recoveries and material and manufacturing efficiencies in excess of price productivity.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $89 million and $95 million during the three-month periods ended September 30, 2012 and 2011, respectively. The decrease of $6 million was primarily due to lower compensation costs and favorable foreign currency, partially offset by higher professional fees, corporate office rent expense, and bad debt expense.

Interest Expense, Net

Interest expense for the three-month period ended September 30, 2012 of $17 million included $8 million on the 6.75% senior notes due April 15, 2019, $5 million related to the Korean Bridge Loan, and $4 million associated with affiliate debt, commitment fees and amortization of debt issuance costs. During the three-month period ended September 30, 2011, interest expense was $10 million, including $8 million on the 6.75% senior notes due April 15, 2019 and $2 million associated with affiliate debt, commitment fees and amortization of debt issuance costs. Interest income of $4 million for three months ended September 30, 2012 decreased by $1 million when compared to $5 million for the same period of 2011 due to lower average cash balances and rates.

Loss on Debt Extinguishment

Loss on debt extinguishment of $4 million for the three months ended September 30, 2012 was related to unamortized amounts attributable to the Korean Bridge Loan that was repaid during third quarter 2012.

Equity in Net Income of Non-consolidated Affiliates

Equity in the net income of non-consolidated affiliates totaled $38 million and $43 million for the three-month periods ended September 30, 2012 and 2011, respectively, representing a decrease of $5 million. The following table presents summarized financial data for the Company's non-consolidated affiliates. The amounts included in the table below represent 100% of the results of operations of such non-consolidated affiliates accounted for under the equity method.

	Net Sales		Gross Margin		Net Income
	Three Months Ended September 30		Three Months Ended September 30		Three Months Ended September 30
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Yanfeng	$1,582	$740	$257	$125	$62	$68
All other	404	211	46	38	15	19
	$1,986	$951	$303	$163	$77	$87

Yanfeng net sales and gross margin for the three months ended September 30, 2012 include approximately $726 million and $131 million, respectively, related to a former equity investee that was consolidated effective June 1, 2012. The increase in net sales for all other non-consolidated affiliates includes $163 million related to Duckyang.

Restructuring and Other (Income) / Expenses

Restructuring and other (income) / expenses consist of the following:

	Three Months Ended September 30
	2012	2011
	(Dollars in Millions)
Restructuring expenses	$2	$1
Transformation costs	5	—
Bankruptcy-related costs	1	—
Gain on sale of joint venture interest	(19)	—
	$(11)	$1

During the three-months ended September 30, 2012, the Company recorded $2 million of restructuring expenses associated with 15 voluntary employee separations associated with the Climate action announced in the fourth quarter of 2011.

The following is a summary of the Company's consolidated restructuring reserve and related activity for the three-month period ended September 30, 2012.

	Electronics	Interiors	Climate	Total
	(Dollars in Millions)
Restructuring reserve - June 30, 2012	$1	$7	$1	$9
Expenses	—	—	2	2
Utilization	—	(1)	(2)	(3)
Restructuring reserve - September 30, 2012	$1	$6	$1	$8

Utilization of $3 million during the third quarter of 2012 represents payments of $2 million for employee severance and termination benefits related to the Climate action and $1 million reflecting consulting and legal costs related to previously announced restructuring actions. Given the economically-sensitive and highly competitive nature of the automotive industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including but not limited to, additional restructuring actions. However, there can be no assurance that such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

The Company continued its efforts to transform its business portfolio and to rationalize its cost structure including, among other things, the investigation of potential transactions for the sale, merger or other combination of certain businesses. Business transformation costs of $5 million incurred during the three-month period ended September 30, 2012 relates principally to financial and advisory fees.

In August 2012, Visteon sold its 50% ownership interest in R-Tek Ltd., a UK-based Interiors joint venture, for cash proceeds of approximately $30 million, resulting in a gain of $19 million.

Income Taxes

The Company's provision for income taxes of $33 million for the three-month period ended September 30, 2012 represents an increase of $8 million when compared with $25 million in the same period of 2011. The increase in tax expense reflects the non-recurrence of approximately $15 million in tax benefits related primarily to the release of valuation allowances in foreign subsidiaries and the release of reserves associated with unrecognized tax benefits as a result of audit closures. These increases in tax expense were partially offset by overall lower earnings in those countries where the Company is profitable, which includes the year-over-year impact of changes in the mix of earnings and differing tax rates between jurisdictions and other items.

Discontinued Operations

In connection with the Lighting Transaction, the results of operations of the Lighting business have been reclassified to “(Loss) income from discontinued operations, net of tax” in the Consolidated Statements of Comprehensive Income for the three-month periods ended September 30, 2012 and 2011, and are detailed as follows:

	Three Months Ended September 30
	2012	2011
	(Dollars in Millions)
Sales	$32	$128
Cost of sales	28	119
Gross margin	4	9
Selling, general and administrative expenses	1	3
Asset impairments	6	—
Interest expense	1	—
Other expense	1	2
(Loss) income from discontinued operations before income taxes	(5)	4
Provision for income taxes	—	—
(Loss) income from discontinued operations, net of tax	$(5)	$4

On August 1, 2012, the Company completed the Lighting Transaction, excluding the Company's investment in VTYC, for proceeds of approximately $70 million, subject to purchase price adjustments. The Company recorded an asset impairment charge of $6 million for the three-month period ended September 30, 2012, representing the difference between the carrying value of the assets subject to sale and the sale proceeds.

Net Income

Net income attributable to Visteon was $15 million for the three-month period ended September 30, 2012 compared to a net income of $41 million for the same period of 2011, representing a decrease of $26 million. Adjusted EBITDA (as defined below) was $131 million for the three month period ended September 30, 2012, representing a decrease of $37 million when compared with Adjusted EBITDA of $168 million for the same period of 2011. The Company's Adjusted EBITDA decreased primarily due to unfavorable currency, unfavorable product volume, and price productivity in excess of material and manufacturing efficiencies.

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

Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States (“GAAP”) and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. In addition, the Company uses Adjusted EBITDA (i) as a factor in incentive compensation decisions, (ii) to evaluate the effectiveness of the Company's business strategies and (iii) because the Company's credit agreements use measures similar to Adjusted EBITDA to measure compliance with certain covenants. Adjusted EBITDA, as determined and measured by the Company should not be compared to similarly titled measures reported by other companies. The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the three month periods ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30
	2012	2011	Change
	(Dollars in Millions)
Adjusted EBITDA	$131	$168	$(37)
Depreciation and amortization	64	81	(17)
Restructuring and other (income) expense	(11)	1	(12)
Interest expense, net	13	5	8
Provision for income taxes	33	25	8
Loss on debt extinguishment	4	—	4
Other non-operating costs, net	5	8	(3)
Discontinued operations	8	7	1
Net income attributable to Visteon	$15	$41	$(26)

Segment Results of Operations - Three Months Ended September 30, 2012 and 2011

The Company's operating structure is organized by global product lines, including Climate, Electronics and Interiors. These global product lines have financial and operating responsibility over the design, development and manufacture of the Company's product portfolio. Global customer groups are responsible for the business development of the Company's product portfolio and overall customer relationships. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment.

The Company's reportable segments are as follows:

•	Climate - The Company's Climate product line includes climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems.

•
Electronics - The Company's Electronics product line includes audio systems, infotainment systems, driver information systems, powertrain and feature control modules, climate controls, and electronic control modules.

•	Interiors - The Company's Interiors product line includes instrument panels, cockpit modules, door trim and floor consoles.

Sales by Segment

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Three months ended September 30, 2011	$1,003	$338	$606	$(38)	$1,909
Volume and mix	92	(15)	(59)	15	33
Currency	(69)	(21)	(41)	—	(131)
Duckyang deconsolidation	—	—	(190)	12	(178)
Other	(2)	(4)	(3)	—	(9)
Three months ended September 30, 2012	$1,024	$298	$313	$(11)	$1,624

Climate sales increased during the three-month period ended September 30, 2012 by $21 million. Higher production volumes and net new business increased sales by $92 million, primarily attributable to Asia and North America. Unfavorable currency related to the Euro, Indian Rupee and Korean Won, resulted in a decrease of $69 million. Other changes, totaling $2 million, reflected price productivity, partially offset by increases in revenue related to commodity pricing and design actions.

Electronics sales decreased during the three-month period ended September 30, 2012 by $40 million. Customer sourcing actions and production volume declines lowered sales by $15 million, primarily reflecting weak European economic conditions. Unfavorable currency, primarily driven by the weakening of the Euro, further decreased sales by $21 million. Other changes, totaling $4 million, reflected price productivity, partially offset by increases in revenue related to commodity pricing and design actions.

Interiors sales decreased during the three-month period ended September 30, 2012 by $293 million. Sales decreased $190 million due to the deconsolidation of Duckyang, which resulted from the Company's sale of a controlling ownership interest in October 2011. Sales were further decreased by lower production volumes in Europe and South America of $28 million and $13 million, respectively. Unfavorable currency of $41, primarily related to the Euro and Brazilian Real of $25 million and $11 million, respectively, further reduced sales. Other changes decreased sales by $3 million including the impact of customer accommodation agreements and price productivity.

Cost of Sales by Segment

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Three months ended September 30, 2011	$925	$308	$575	$(38)	$1,770
Material	(4)	(19)	(232)	27	(228)
Freight and duty	10	(4)	(5)	—	1
Labor and overhead	(4)	(2)	(29)	—	(35)
Depreciation and amortization	(9)	(4)	(3)	—	(16)
Other	17	—	(14)	—	3
Three months ended September 30, 2012	$935	$279	$292	$(11)	$1,495

Climate material costs decreased $4 million, including $32 million related to design changes, purchasing improvements and other changes, partially offset by $28 million related to higher production volumes net of currency. Freight and duty increased $10 million, labor and overhead decreased $4, depreciation and amortization decreased $9 million while other costs including engineering, launch and other costs increased by $17 million.

Electronics material costs decreased $19 million, including $13 million related to lower production volumes net of currency and $6 million related to the impact of design changes, purchasing improvements, and other changes. Labor and overhead decreased $2 million and depreciation and amortization decreased $4 million.

Interiors material costs decreased $232 million, $176 million related to the deconsolidation of the Duckyang joint venture, $54 million related to lower production volumes net of currency and $2 million related to the impact of design changes, purchasing improvements, and other changes. Labor and overhead decreased $29 million, including $14 million related to the deconsolidation of the Duckyang joint venture, $18 million related to lower production volumes net of currency, while other costs increased $3 million. Depreciation and amortization decreased $3 million and other costs decreased $14 primarily due to customer cost recoveries for engineering, design and development.

Adjusted EBITDA by Segment

Effective April 1, 2012, the Company began utilizing Adjusted EBITDA as its primary measure for evaluating the performance of its global product lines. Adjusted EBITDA by global product line for the three months ended September 30, 2012 and 2011 is presented below:

	Three Months Ended September 30
	2012	2011	Change
	(Dollars in Millions)
Climate	$70	$69	$1
Electronics	13	33	(20)
Interiors	45	55	(10)
Discontinued operations	3	11	(8)
Total consolidated	$131	$168	$(37)

Changes in Adjusted EBITDA by global product line are presented below:

	Climate	Electronics	Interiors	Total
	(Dollars in Millions)
Three months ended September 30, 2011	$69	$33	$55	$157
Volume and mix	7	(11)	(14)	(18)
Currency	(4)	(2)	(9)	(15)
Other	(2)	(7)	13	4
Three months ended September 30, 2012	$70	$13	$45	128
Discontinued operations				3
Total				$131

Adjusted EBITDA for the three months ended September 30, 2012 decreased compared to the same period of 2011. The decrease resulted from lower production volume, unfavorable product mix and currency. Other increases include the net performance impact of design changes and purchasing improvements, offset by customer productivity, engineering, freight, launch and other costs.

Consolidated Results of Operations - Nine Months Ended September 30, 2012 and 2011

The Company's consolidated results of operations for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30
	2012	2011	Change
	(Dollars in Millions)
Sales	$5,034	$5,805	$(771)
Cost of sales	4,643	5,331	(688)
Gross margin	391	474	(83)
Selling, general and administrative expenses	267	291	(24)
Interest expense, net	28	21	7
Loss on debt extinguishment	4	24	(20)
Equity in net income of non-consolidated affiliates	183	130	53
Restructuring and other expenses	63	29	34
Income before income taxes	212	239	(27)
Provision for income taxes	102	87	15
Income from continuing operations	110	152	(42)
(Loss) income from discontinued operations	(3)	8	(11)
Net income	107	160	(53)
Net income attributable to non-controlling interests	46	54	(8)
Net income attributable to Visteon	$61	$106	$(45)
Adjusted EBITDA*	$432	$531	$(99)

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

Consolidated sales totaled $5,034 million for the nine-month period ended September 30, 2012, which represents a decrease of $771 million when compared to the same period of 2011. The deconsolidation of Duckyang resulted in a decrease of approximately $479 million and unfavorable currency, primarily attributable to the Euro, Korean Won and Indian Rupee, decreased sales by $272 million. Other reductions of $82 million were associated with price productivity net of design actions and commercial agreements. Higher net production volumes and favorable product mix increased sales by $62 million as volume increases and net new business in Asia and North America more than offset production volume declines in Europe and South America.

Gross Margin

The Company recorded gross margin of $391 million for the nine-month period ended September 30, 2012 compared to $474 million for the same period of 2011. The decrease in margin of $83 million was associated with unfavorable product mix of $54 million, unfavorable currency of $50 million, the Duckyang deconsolidation of $7, and unfavorable net cost performance of $3 million. Cost performance was primarily driven by price productivity and commercial agreements material and manufacturing efficiencies in excess of price productivity. Lower depreciation and amortization expenses on tangible and intangible assets improved margin by $31 million.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $267 million and $291 million during the nine-month periods ended September 30, 2012 and 2011, respectively. The decrease was primarily due to reduced employee overhead costs and foreign currency, partially offset by increased corporate office rent expense, professional fees and the deconsolidation of the Duckyang joint venture.

Interest Expense, Net

Interest expense for the nine-month period ended September 30, 2012 of $39 million included $25 million associated with the 6.75% senior notes due April 15, 2019, $6 million associated with commitment fees and amortization of debt issuance costs, $5 million related to the Korean Bridge Loan, and $3 million related to affiliate debt. During the nine-month period ended September 30, 2011, interest expense was $37 million, including $17 million related to the 6.75% senior notes due April 15, 2019, $11 million related to the Company's $500 million secured term loan due October 1, 2017 (terminated in April 2011), $5 million on affiliate debt, and $4 million related to commitment fees and the amortization of debt issuance costs. Interest income of $11 million for the nine-month period ended September 30, 2012 decreased by $5 million when compared to $16 million for the same period of 2011 due to lower average cash balances and interest rates.

Loss on Debt Extinguishment

Loss on debt extinguishment decreased by $20 million to $4 million when compared to $24 million in the same period in 2011. Loss on debt extinguishment of $4 million for the nine months ended September 30, 2012 was related to unamortized amounts attributable to the Korean Bridge Loan that was repaid during third quarter 2012. Loss on debt extinguishment of $24 million for the nine months ended September 30, 2011 related to unamortized discount and debt issue costs associated with the Company's Term Loan which was repaid in conjunction with the April 6, 2011 sale of the 6.75% $500 million principal notes due April 15, 2019.

Equity in Net Income of Non-consolidated Affiliates

Equity in the net income of non-consolidated affiliates totaled $183 million and $130 million for the nine-month periods ended September 30, 2012 and 2011, respectively, representing an increase of $53 million. Equity earnings for the nine months ended September 30, 2012 included $63 million representing Visteon's equity interest in a non-cash gain recorded by Yanfeng resulting from the excess of fair value over the carrying value of a former equity investee that was consolidated effective June 1, 2012. The following table presents summarized financial data for the Company's non-consolidated affiliates. The amounts included in the table below represent 100% of the results of operations of such non-consolidated affiliates accounted for under the equity method.

	Net Sales		Gross Margin		Net Income
	Nine Months Ended September 30		Nine Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Yanfeng	$3,366	$2,199	$557	$362	$319	$200
All other	1,284	603	140	108	59	60
	$4,650	$2,802	$697	$470	$378	$260

Yanfeng sales and gross margin for the nine months ended September 30, 2012 include approximately $927 million and $171 million, respectively, related to post-consolidation activity of the aforementioned former equity investee that was consolidated effective June 1, 2012. Yanfeng net income includes approximately $130 million associated with a non-cash gain on the consolidation of a former equity investee. The increase in sales for all other non-consolidated affiliates includes $571 million related to Duckyang.

Restructuring and Other (Income) / Expenses

Restructuring and other expenses consist of the following:

	Nine Months Ended September 30
	2012	2011
	(Dollars in Millions)
Restructuring expenses	$44	$18
Loss on asset contribution	14	—
Transformation costs	23	3
Bankruptcy-related costs	1	8
Gain on sale of joint venture interest	(19)	—
	$63	$29

During the nine-month period ended September 30, 2012, the Company recorded $44 million of restructuring expenses, including $36 million recorded in connection with the previously announced closure of the Cadiz Electronics operation in El Puerto de Santa Maria, Spain. Additionally, the Company agreed to transfer land, building and machinery with a net book value of approximately $14 million for the benefit of the employees. The Company also recorded approximately $7 million for employee severance and termination benefits during the nine-month period ended September 30, 2012 including $3 million associated with the separation of approximately 250 employees at a South American Interiors facility and $4 million associated with 70 voluntary employee separations associated with the Climate action announced in the fourth quarter of 2011.

During the nine-month period ended September 30, 2011, the Company recorded $27 million of restructuring expenses, including $22 million for severance and termination benefits related to the announced closure of the Company's Cadiz Electronics operation and $5 million for employee severance and termination benefits associated with previously announced actions at two European Interiors facilities. Additionally, the Company reversed approximately $9 million of previously established accruals, including $7 million for employee severance and termination benefits at a European Interiors facility pursuant to a March 2011 contractual agreement to cancel the related social plan and an additional $2 million for employee and severance and termination benefits at a South American Electronics facility.

The following is a summary of the Company's consolidated restructuring reserves and related activity for the nine-month period ended September 30, 2012.

	Electronics	Interiors	Climate	Total
	(Dollars in Millions)
Restructuring reserve - December 31, 2011	$19	$6	$1	$26
Expenses	36	4	4	44
Utilization	(54)	(4)	(4)	(62)
Restructuring reserve - September 30, 2012	$1	$6	$1	$8

Utilization of $62 million during the first nine months of 2012 represents payments of $55 million for employee severance and termination benefits, $4 million in connection with the asset contribution for the Cadiz exit, and $3 million reflecting lease termination, consulting, and legal costs related to previously announced restructuring actions. Given the economically-sensitive and highly competitive nature of the automotive industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including but not limited to, additional restructuring actions. However, there can be no assurance that such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

The Company continued its efforts to transform its business portfolio and to rationalize its cost structure including, among other things, the investigation of potential transactions for the sale, merger or other combination of certain businesses. Business transformation costs of $23 million and $3 million incurred during the nine-month periods ended September 30, 2012 and 2011, respectively, relate principally to financial and advisory fees. The Company recorded bankruptcy-related costs of $1 million and $8 million for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively, which are comprised of amounts directly associated with the bankruptcy claims settlement process under Chapter 11.

In August 2012, Visteon sold its 50% ownership interest in R-Tek Ltd., a UK-based Interiors joint venture, for cash proceeds of approximately $30 million, resulting in a gain of $19 million.

Income Taxes

The Company's provision for income taxes of $102 million for the nine-month period ended September 30, 2012 represents an increase of $15 million when compared with $87 million in the same period of 2011. The increase in tax expense reflects the non-recurrence of approximately $20 million in tax benefits related primarily to the release of valuation allowances in foreign subsidiaries and the release of reserves associated with unrecognized tax benefits as a result of audit closures. Additionally, the increase includes $6 million of deferred tax expense related to Visteon's equity interest in a non-cash equity investment gain recorded by Yanfeng, a 50% owned non-consolidated affiliate of the Company and other items. These increases in tax expense were partially offset by overall lower earnings in those countries where the Company is profitable, which includes the year-over-year impact of changes in the mix of earnings and differing tax rates between jurisdictions.

Discontinued Operations

In connection with the Lighting Transaction, the results of operations of the Lighting business have been reclassified to “(Loss) income from discontinued operations, net of tax” in the Consolidated Statements of Comprehensive Income for the nine-month periods ended September 30, 2012 and 2011, and are detailed as follows:

	Nine Months Ended September 30
	2012	2011
	(Dollars in Millions)
Sales	$297	$383
Cost of sales	264	363
Gross margin	33	20
Selling, general and administrative expenses	7	9
Asset impairments	19	—
Interest expense	2	1
Other expenses	4	2
Income from discontinued operations before income taxes	1	8
Provision for income taxes	4	—
(Loss) income from discontinued operations, net of tax	$(3)	$8

On August 1, 2012, the Company completed the Lighting Transaction, excluding the Company's investment in VTYC, for proceeds of approximately $70 million. The Company recorded an asset impairment charge of $19 million for the nine-month period ended September 30, 2012, representing the difference between the carrying value of the assets subject to sale and the sale proceeds.

Included in the provision for income taxes for the nine-month period ended September 30, 2012 is $4 million related to the establishment of a valuation allowance against certain deferred tax credits in Mexico, the realization of which is no longer considered more likely than not due to insufficient projected future taxable income.

Net Income

Net income attributable to Visteon was $61 million for the nine-month period ended September 30, 2012 compared to $106 million for the same period of 2011, representing a decrease of $45 million. Net income attributable to Visteon for the nine months ended September 30, 2012 included $63 million of increased equity in the net income of non-consolidated affiliates resulting from a non-cash gain at Yanfeng. Adjusted EBITDA (as defined below) was $432 million for the nine-month period ended September 30, 2012, representing a decrease of $99 million when compared with Adjusted EBITDA of $531 million for the same period of 2011. The Company's Adjusted EBITDA decreased in the nine-month period of 2012 as compared with 2011 primarily due to foreign currency impacts of the Euro and Indian Rupee and European production volume declines.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the nine-month periods ended September 30, 2012 and 2011 is as follows:

	Nine Months Ended September 30
	2012	2011	Change
	(Dollars in Millions)
Adjusted EBITDA	$432	$531	$(99)
Depreciation and amortization	195	232	(37)
Restructuring and other expenses	63	29	34
Equity investment gain	(63)	—	(63)
Interest expense, net	28	21	7
Provision for income taxes	102	87	15
Loss on debt extinguishment	4	24	(20)
Other non-operating costs, net	12	13	(1)
Discontinued operations	30	19	11
Net income attributable to Visteon	$61	$106	$(45)

Segment Results of Operations - Nine Months Ended September 30, 2012 and 2011

The Company's operating structure is organized by global product lines, including: Climate, Electronics and Interiors. These global product lines have financial and operating responsibility over the design, development and manufacture of the Company's product portfolio. Global customer groups are responsible for the business development of the Company's product portfolio and overall customer relationships. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment. The Company's reportable segments are as follows:

•	Climate - The Company's Climate product line includes climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems.

•
Electronics - The Company's Electronics product line includes audio systems, infotainment systems, driver information systems, powertrain and feature control modules, climate controls, and electronic control modules.

•	Interiors - The Company's Interiors product line includes instrument panels, cockpit modules, door trim and floor consoles.

Sales by Segment

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Nine months ended September 30, 2011	$3,040	$1,047	$1,854	$(136)	$5,805
Volume and mix	256	(72)	(155)	33	62
Currency	(138)	(44)	(90)	—	(272)
Duckyang deconsolidation	—	—	(515)	36	(479)
Other	(46)	(12)	(24)	—	(82)
Nine months ended September 30, 2012	$3,112	$919	$1,070	$(67)	$5,034

Climate sales increased during the nine-month period ended September 30, 2012 by $72 million. Higher production volumes and net new business, primarily in Asia and North America, increased sales by $256 million. Unfavorable currency, primarily related to the Euro and Korean Won resulted in a decrease of $138 million. Other changes decreased sales by $46 million and reflected price productivity, partially offset by increases in revenue related to commodity pricing and design actions.

Electronics sales decreased during the nine-month period ended September 30, 2012 by $128 million. Customer sourcing actions and production volume declines reflecting weakened economic conditions in Europe decreased sales by $72 million. Unfavorable currency, primarily related to the Euro, further decreased sales by $44 million. Other changes, totaling $12 million, reflected price productivity, partially offset by increases in revenue related to commodity pricing and design actions.

Interiors sales decreased during the nine-month period ended September 30, 2012 by $784 million. Sales decreased due to the deconsolidation of Duckyang by $515 million. Lower production volumes in Europe and South America of $93 million and $40 million, respectively, further reduced sales. Unfavorable currency related to the Euro and Brazilian Real decreased sales $84 million. Other reductions, totaling $24 million, include $13 million from a 2011 customer settlement agreement in South America, customer accommodation agreements and price productivity, partially offset by increases in revenue related to commodity pricing and design actions.

Cost of Sales by Segment

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Nine months ended September 30, 2011	$2,784	$943	$1,740	$(136)	$5,331
Material	47	(53)	(609)	69	(546)
Freight and duty	10	(8)	(13)	—	(11)
Labor and overhead	(1)	(26)	(81)	—	(108)
Depreciation and amortization	(20)	(10)	(8)	—	(38)
Other	33	(3)	(15)	—	15
Nine months ended September 30, 2012	$2,853	$843	$1,014	$(67)	$4,643

Climate material costs increased $47 million, including $107 million related to higher production volumes net of currency partially offset by $60 million related to design changes, purchasing improvements, and other changes. Depreciation and amortization decreased $20 million while freight increased $10 million and launch, engineering and other expenses increased by $33 million.

Electronics material costs decreased $53 million, including $38 million related to lower production volumes net of currency and $15 million related to the impact of design changes, purchasing improvements, and other changes. Labor and overhead decreased $26 million, including $21 million related to lower production volumes net of currency. Depreciation and amortization decreased $10 million while other manufacturing expense was lower by $3 million.

Interiors material costs decreased $609 million, including $472 million related to the deconsolidation of Duckyang, $127 million related to lower production volumes net of currency and $10 million related to the impact of design changes, purchasing improvements, and other changes. Labor and overhead decreased $81 million, including $36 million related to the deconsolidation of Duckyang and $45 million related to lower production volumes net of currency and other changes. Freight decreased $13 million and depreciation and amortization decreased $8 million while other costs decreased $15 million primarily due to customer cost recoveries for engineering, design and development.

Adjusted EBITDA by Segment

Effective April 1, 2012, the Company began utilizing Adjusted EBITDA as its primary measure for evaluating the performance of its global product lines. Adjusted EBITDA by global product line for the nine months ended September 30, 2012 and 2011 is presented below:

	Nine Months Ended September 30
	2012	2011	Change
	(Dollars in Millions)
Climate	$216	$228	$(12)
Electronics	58	96	(38)
Interiors	131	180	(49)
Discontinued operations	27	27	—
Total consolidated	$432	$531	$(99)

Changes in Adjusted EBITDA by global product line are presented below:

	Climate	Electronics	Interiors	Total
	(Dollars in Millions)
Nine months ended September 30, 2011	$228	$96	$180	$504
Volume and mix	17	(28)	(43)	(54)
Currency	(18)	(8)	(14)	(40)
Other	(11)	(2)	8	(5)
Nine months ended September 30, 2012	$216	$58	$131	405
Discontinued operations				27
Total				$432

Adjusted EBITDA for the nine months ended September 30, 2012 decreased compared to the same period of 2011. The decrease resulted from lower production volumes, unfavorable product mix and currency. Other decreases include the net performance impact of design changes and purchasing improvements, more than offset by customer productivity, freight, launch, engineering, and other costs.

Liquidity

Overview

The Company's primary liquidity needs are related to the funding of general business requirements, including working capital requirements, capital expenditures, debt service, employee retirement benefits and restructuring actions. The Company funds its liquidity needs with cash flows from operating activities, a substantial portion of which is generated by the Company's international subsidiaries. Accordingly, the Company utilizes a combination of cash repatriation strategies, including dividends, royalties, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet obligations globally. The Company's ability to access funds from its subsidiaries using these repatriation strategies is subject to, among other things, customary regulatory and statutory requirements and contractual arrangements including joint venture agreements and local debt agreements. Additionally, such repatriation strategies may be adjusted or modified as the Company continues to, among other things, rationalize its business portfolio and cost structure. As of September 30, 2012, the Company had total cash balances of $920 million, including restricted cash of $19 million. Cash balances totaling $549 million were located in jurisdictions outside of the United States, of which, approximately $160 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds are needed for operations in the U.S. or in other jurisdictions, the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

The Company's ability to fund its liquidity needs is dependent on the level, variability and timing of its customers' worldwide vehicle production, which may be adversely affected by many factors including, but not limited to, general economic conditions, specific industry conditions, financial markets, competitive factors and legislative and regulatory changes. During the first nine months of 2012, economic conditions in Europe continued to be adversely impacted by sovereign debt issues and economic growth in China remained slower than recent historical growth rates. Accordingly, the Company continues to closely monitor the macroeconomic environment and its impact on vehicle production volumes in relation to the Company's specific cash needs. Further, the Company's intra-year needs are impacted by seasonal effects in the industry, such as mid-year shutdowns, the subsequent ramp-up of new model production and the additional year-end shutdowns by primary customers.

To the extent that the Company's liquidity needs exceed cash provided by its operating activities, the Company would look to cash balances on hand; cash available through existing financing vehicles such as the Company's $175 million asset-based revolving loan credit facility, subject to a borrowing base which may be impacted by potential sale agreements and of which none was outstanding as of September 30, 2012; the sale of businesses or other assets as permitted under the credit agreements; affiliate working capital lines of credit of which the Company had approximately $193 million available as of September 30, 2012, and other contractual arrangements; and then to potential additional capital through the debt or equity markets. Access to these markets is influenced by the Company's credit ratings. On July 5, 2012, following the Company's announcement of the Korean tender offer, Moody's and S&P reaffirmed Visteon's corporate ratings, although Moody's changed the 2019 unsecured bond B2 rating outlook to negative. At September 30, 2012, Visteon's corporate credit ratings were B1 and B+ by Moody's and S&P, respectively, both with a stable outlook.

On July 3, 2012, Visteon amended its revolving loan credit agreement to, among other things, reduce the aggregate lending commitment to $175 million, permit the Korean Bridge Loan, and modify certain covenants. The Company also amended the revolving loan credit agreement on April 3, 2012 to permit the sale and leaseback of the Company's corporate headquarters and the Lighting Transaction. As of September 30, 2012 the Company had no outstanding borrowings or letter of credit obligations under its revolving loan credit agreement with $156 million available for borrowing. Future borrowing base capacity under the facility may be impacted by the sale of assets.

Business divestiture and asset sale transactions have provided approximately $188 million in net cash proceeds during 2012. In September 2012, the Company sold the corporate airplane for approximately $8 million in proceeds. On August 31, 2012, Visteon completed the sale of its 50% ownership interest in R-Tek Ltd., a UK-based Interiors joint venture, for proceeds of approximately $30 million. On August 1, 2012, the Company completed the Lighting Transaction, excluding the Company's investment in VTYC, for proceeds of approximately $70 million. In April 2012, the Company completed a sale and leaseback transaction associated with the Grace Lake Corporate Center, which is located in Van Buren Township, Michigan for approximately $80 million in cash. In September 2012, the Company announced a shareholder value creation strategy that may result in additional business divestiture and asset sale transactions in the future. Cash proceeds in excess of amounts deemed necessary for operating liquidity and ongoing business investment, if any, resulting from such potential future transactions would be evaluated for various uses including, but not limited to, addressing the Company's capital structure and pension liabilities.

Other

On July 30, 2012, Visteon's board of directors authorized the repurchase of up to $100 million of the Company's common stock over the subsequent two year period. The Company anticipates that repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors. As of September 30, 2012, no stock had been repurchased.

In June 2012, the Korean tax authorities commenced a review of Visteon's controlled subsidiary, Halla Climate Control Corporation ("Halla") for the tax years 2007 through 2011. In October 2012, the tax authorities issued a pre-assessment of approximately $18 million for alleged underpayment of withholding tax on dividends paid and other items, including certain management service fees charged by Visteon Corporation. The Company is considering potential next steps if the pre-assessment becomes finalized, including filing an appeal with the Korean Tax Tribunal. Pursuant to the Korean tax rules, it is possible a payment of the final assessment will need to be made in full in the fourth quarter of 2012 to pursue the appeals process. The Company believes it is more likely than not it will receive a favorable ruling when all of the available appeals have been exhausted.

In January 2012, the Company contributed approximately 1.5 million shares of its common stock valued at approximately $73 million into its two largest U.S. defined benefit pension plans. This share contribution substantially reduces the Company's future cash pension funding requirements for 2012 and 2013. As of September 30, 2012, all shares previously contributed to the plans had been sold, with an average share price of approximately $44.

Cash Flows

Operating Activities

Cash provided from operating activities increased $108 million during the nine-month period ended September 30, 2012 to $163 million, compared with $55 million for the same period in 2011. The increase is primarily due to improved net trade working capital flows, lower bankruptcy related payments, lower pension payments, and lower receivables from joint ventures, partially offset by lower net income, as adjusted for non-cash items.

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

	Nine Months Ended
	September 30
	2012	2011
	(Dollars in Millions)
Cash provided by operating activities	$163	$55
Capital expenditures	(146)	(185)
Free Cash Flow	$17	$(130)

Investing Activities

Cash provided from investing activities during the nine-month period ended September 30, 2012 was $40 million, compared to a use of $187 million for the same period in 2011 - for a net change of $227 million. Investing cash activities during the nine-month period ended September 30, 2012 included approximately $100 million of proceeds from the Lighting and R-Tek divestitures and $88 million of proceeds from asset sales primarily related to the Company's corporate headquarters, which partially offset capital spending of $146 million.

Financing Activities

Cash used by financing activities increased $27 million during the nine-month period ended September 30, 2012 to $33 million, compared with $6 million for the same period in 2011. The $33 million used by financing activities during the nine-month period ended September 30, 2012 included dividends paid to non-controlling interests, repayment of Lighting related term debt in Asia Pacific in connection with the Lighting divestiture, and the Korean Bridge Loan draw down net of fees and subsequent repayment in connection with the cash tender offer for the outstanding shares of Halla. Financing activities during the nine-month period ended September 30, 2011 included the termination and payoff of the existing $498 million term loan, settlement of reorganization related professional fees, and dividends paid to non-controlling interests, partially offset by issuance of $500 million in senior notes, a reduction in restricted cash related to the disbursement of previously escrowed funds to settle reorganization related rights offering and other financing fees, and an increase in affiliate debt.

Debt and Capital Structure

In connection with the July 4, 2012 tender offer to purchase the remaining 30 percent of Halla, Visteon, through its wholly-owned Korean subsidiary Visteon Korea Holdings Corp., entered into a fully committed Korean debt facility of 1 trillion Korean Won ("KRW") or $881 million (the "Bridge Loan"), under which, Visteon Korea Holdings Corp. borrowed 925 billion KRW or $815 million. The Bridge Loan was secured by a pledge of all of the shares of capital stock of Halla owned directly or indirectly by Visteon. On July 3, 2012, the Company entered into an amendment to the revolving loan credit agreement, to among other things, permit the the Bridge Loan and to reduce the aggregate lending commitment to $175 million reflecting the anticipation of the Lighting Transaction and sale of the Company's corporate headquarters.

On July 30, 2012, Visteon Korea Holdings Corp. repaid approximately 910 billion KRW or $800 million of previously borrowed amounts under the Bridge Loan and amended the Bridge Loan to provide, among other things, for the ability to make additional borrowings at a future date in exchange for the payment of a commitment fee of 0.5 percent per annum (the "Amended Bridge Loan"). Interest on the Amended Bridge Loan was based on the average yield rate quoted by certain bond pricing agencies in respect of KRW denominated non-guaranteed bank debentures with a remaining maturity of one year, plus an annual margin of 3.00 percent. On August 24, 2012, Visteon Korea Holdings Corp. permanently reduced the available commitments under the Amended Bridge Loan and completed repayment of all outstanding loan amounts on August 28, 2012 as was allowed without penalty after following certain advance notice and other procedures. The Company incurred debt extinguishment costs of approximately $4 million and interest of $5 million during the three and nine months ended September 30, 2012 in connection with this financing arrangement.

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

Off-Balance Sheet Arrangements

On September 27, 2011, the Company extended its $15 million Letters of Credit ("LOC") Facility with US Bank National

Association through September 30, 2013. The Company must continue to maintain a collateral account with U.S. Bank equal to 103% of the aggregated stated amount of the LOCs with reimbursement for any draws. As of September 30, 2012, the Company had $9 million of outstanding letters of credit issued under this facility and secured by restricted cash. In addition, the Company had $13 million of locally issued letters of credit to support various customs arrangements and other obligations at its local affiliates of which $8 million are secured by cash collateral.

The Company has guaranteed approximately $37 million for subsidiary lease payments under various arrangements generally spanning between one to ten years in duration, and approximately $6 million for affiliate credit lines and other credit support agreements. During January 2009, the Company reached an agreement with the PBGC pursuant to U.S. federal pension law provisions that permit the agency to seek protection when a plant closing results in termination of employment for more than 20 percent of employees covered by a pension plan. In connection with this agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million, the term of this guarantee is dependent upon certain contingent events as set forth in the PBGC Agreement. These guarantees have not, nor does the Company expect they are reasonably likely to have, a material current or future effect on the Company’s financial position, results of operations or cash flows.

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

The Company's use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Fair value measurements related to derivative assets take into account the non-performance risk of the respective counterparty, while derivative liabilities take into account the non-performance risk of Visteon and its foreign affiliates. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives as of September 30, 2012.

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

•	Visteon’s ability to execute on its transformational plans and cost reduction initiatives in the amounts and on the timing contemplated.

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
Foreign Currency Risk

The Company's net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to protect the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company's primary foreign exchange operating exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of September 30, 2012, the net fair value of foreign currency forward contracts was an asset of $17 million while at December 31, 2011 the net fair value of forward contracts was a liability of $16 million.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $56 million and $74 million as of September 30, 2012 and December 31, 2011, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into foreign exchange contracts to mitigate this exposure.
Interest Rate Risk

The Company is subject to interest rate risk, principally in relation to fixed rate debt. The Company may use derivative financial instruments to manage exposure to fluctuations in interest rates. However, as of September 30, 2012, the Company had no outstanding interest rate derivative instruments.
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
Approximately 86% and 87% of the Company's borrowings were effectively on a fixed rate basis as of September 30, 2012 and December 31, 2011, respectively. The Company continues to evaluate its interest rate exposure and may use swaps or other derivative instruments again in the future.
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

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarterly period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the information above under Note 17, "Commitments and Contingencies," to the consolidated financial statements which is incorporated herein by reference.

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

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the third quarter of 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2) (in millions)
July 1, 2012 to July 31, 2012	8,529	$32.43	—	$100
August 1, 2012 to August 31, 2012	99,885	$38.80	—	$100
September 1, 2012 to September 30, 2012	—	—	—	$100
Total	108,414	$38.30	—	$100

(1)
This column includes only shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

(2) On July 30, 2012, Visteon's board of directors authorized the repurchase of up to $100 million of the Company's common stock over the subsequent two year period. The Company anticipates that repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

ITEM 6.	EXHIBITS

See Exhibit Index on Page 55.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Michael J. Widgren
Michael J. Widgren
Vice President, Corporate Controller, Chief Accounting Officer and Interim Chief Financial Officer

Date: November 1, 2012

Exhibit Index

Exhibit No.	Description
3.1
Third Amended and Restated Bylaws of Visteon Corporation, as amended effective as of September 13, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Visteon Corporation filed on September 18, 2012).

10.1
KRW 1 Trillion Bridge Loan Agreement, dated as of July 4, 2012, by and among Visteon Korea Holdings Company and Kookmin Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on August 2, 2012).
.

10.2
Fifth Amendment to Revolving Loan Credit Agreement and Consent, dated as of July 3, 2012, by and among Visteon Corporation, certain of its domestic subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and the lenders and L/C issuers party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on August 2, 2012).

10.3
Amendment and Restatement Relating Bridge Facility Agreement, dated as of July 30, 2012, by and among Visteon Korea Holdings Corporation and Kookmin Bank (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on August 2, 2012).

10.4
Employment Agreement by and between Timothy D. Leuliette and Visteon Corporation, dated as of September 30, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.5
Change in Control Agreement by and between Timothy D. Leuliette and Visteon Corporation, dated as of September 30, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.6
Restricted Stock Unit Grant Agreement for Timothy D. Leuliette under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.7
Performance Stock Unit Grant Agreement for Timothy D. Leuliette under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.8
Amendment, dated as of September 13, 2012, to the Visteon Corporation 2010 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on September 18, 2012).*

10.9
Amendment, dated as of September 13, 2012, to the Visteon Corporation 2011 Savings Parity Plan, as amended through September 13, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on September 18, 2012)*

10.1
Amendment, dated as of September 13, 2012, to the Terms and Conditions of Restricted Stock Grants under the Visteon Corporation 2010 Incentive Plan and the Terms and Conditions of Restricted Stock Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon Corporation filed on September 18, 2012).*

10.11
Separation Agreement by and between Martin E. Welch III and Visteon Corporation, dated as of October 3, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on October 4, 2012).*

10.12
Separation Agreement by and between Donald J. Stebbins and Visteon Corporation, dated as of August 10, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on August 13, 2012).*

10.13
Letter Agreement, dated August 10, 2012, relating to the appointment of Timothy D. Leuliette as Interim Chairman of the Board, Interim Chief Executive Officer and Interim President (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on August 13, 2012).*

10.14
2010 Visteon Executive Severance Plan, as amended and restated as of October 18, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*

10.15
Form of Change in Control Agreement between Visteon Corporation and executive officers of Visteon Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*

10.16	Form of executive Performance Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*
10.17	Form of executive Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*
10.18	Restricted Stock Unit Grant Agreement, dated October 18, 2012, between Visteon Corporation and Francis M. Scricco, Chairman.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated November 1, 2012.

Exhibit No.	Description
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated November 1, 2012.
32.1	Section 1350 Certification of Chief Executive Officer dated November 1, 2012.
32.2	Section 1350 Certification of Chief Financial Officer dated November 1, 2012.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

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