Form 10-K
period 2012-12-31
VISTEON CORP
filed 2013-02-28
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Warrants, each exercisable for one share of Common Stock at an exercise price of $58.80 (expiring October 15, 2015)
(Title of class)
Warrants, each exercisable for one share of Common Stock at an exercise price of $9.66 (expiring October 15, 2020)
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ✓ No __
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
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
Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2012 (the last business day of the most recently completed second fiscal quarter) was approximately $2.0 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of February 22, 2013, the registrant had outstanding 51,925,690 shares of common stock.
Document Incorporated by Reference

Document	Where Incorporated
2013 Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

Visteon Corporation and Subsidiaries

Part I

Item 1.	Business

Description of Business

Visteon Corporation ("Visteon" or the "Company") is a global supplier of climate, electronics and interiors systems, modules and components to automotive original equipment manufacturers (“OEMs”) including BMW, Chrysler, Daimler, Ford, General Motors, Honda, Hyundai, Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. Visteon delivers value to its customer and shareholders through a family of businesses including:

•	Halla Visteon Climate Control, majority-owned by Visteon and the world's second largest global supplier of automotive climate components and systems.

•	Visteon Electronics, a global provider of audio/infotainment, driver information, center stack electronics and feature control modules.

•	Visteon Interiors, a global provider of vehicle cockpit modules, instrument panels, consoles and door trim modules.

•
Yanfeng Visteon Automotive Trim Systems Co., Ltd., a 50% owned and non-consolidated China-based partnership between Visteon and Shanghai Automotive Industry Corporation's automotive components group, Huayu Automotive Systems Co., Ltd.

The Company, headquartered in Van Buren Township, Michigan, has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 22,000 employees dedicated to the design, development, manufacture and support of its product offering and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions. Management believes that the Company is strategically well-positioned to capitalize on growth in emerging markets, particularly those in the Asia/Pacific region, where the Company generated 44% of its consolidated sales for the year ended December 31, 2012. The Company's sales for the year ended December 31, 2012 totaled $6.9 billion and were distributed by product group, geographic region, and customer as follows.

The Company’s History

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

The Company’s Value Creation Strategy

In September 2012, the Company announced a comprehensive value creation plan founded on the pillars of industrial logic, customer focus and financial discipline. The comprehensive value creation plan includes the following primary elements.

•
Climate consolidation - Historically, the Company's Climate operations have been comprised of Halla Climate Control Corporation ("Halla"), a 70% owned and consolidated Korean subsidiary, and a series of wholly-owned Visteon Climate operations and other Visteon Climate joint ventures. By combining these businesses, the Company expects to achieve synergies through improved global scale and common business practices. During the first quarter of 2013, Halla purchased certain subsidiaries and intellectual property relating to Visteon's global climate business for a total purchase price of $410 million. This combination forms the world's second largest global supplier of automotive climate components and systems under the name of Halla Visteon Climate Control ("HVCC"). HVCC is majority-owned by Visteon and headquartered in South Korea. In connection with the transaction, Visteon will provide transition services and lease certain U.S. based employees.

•
Interiors strategy - The Company has determined that its Interiors business is not aligned with its long-term strategic goals and intends to explore various alternatives including, but not limited to, divestiture, partnership or alliance. During 2009 and in connection with the Chapter 11 Proceedings, the Company exited its Interiors businesses in North America leaving a solid and capable regional business, but one without a complete global footprint. While the Company views Interiors as a non-core business, it continues to make commitments to this business and intends to divest in the future only under acceptable terms and conditions.

•
Electronics optimization - The Company's Electronics business has undergone a transition away from powertrain, body and security electronics over the last several years and today is focused solely on electronics in the cockpit of the vehicle delivering innovative audio, infotainment, clusters and displays to OEM customers. The market for cockpit electronics is projected to grow to $35 billion by 2018, or approximately 35% of the vehicle electronics business.  The Company's Electronics business has a balanced global footprint, an integrated global development capability, a series of solid OEM relationships, and a successful joint venture with Yanfeng Visteon Automotive Trim Systems Co., Ltd. that provides an important source of global electronics development and engineering capability. The Company believes that its Electronics business is well-positioned to capitalize on a rapidly changing consumer-driven technology landscape and the Company intends to optimize the size and scale of this business associated with its cockpit electronics products.

•
Cost reduction program - In November 2012 the Company announced a $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. The Company recorded restructuring charges of approximately $35 million associated with this program during the three months ended December 31, 2012. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized.

•
Balance sheet enhancement - During 2012 the Company offered an accelerated pension payment program to most of its U.S. deferred vested defined benefit plan participants, whereby such participants could elect to receive a single lump sum payout. Approximately 70% of eligible participants elected to receive a single lump sum payout resulting in a reduction of the Company's U.S. retirement plan obligations of $408 million and a reduction in plan assets of $301 million, respectively. In December 2012, the Company exercised its right to repurchase $50 million or 10% of its outstanding 6.75% senior notes due April 2019 for a redemption price of 103% of the principal amount, plus accrued and unpaid interest to the redemption date.

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

Financial Information about Segments

The Company’s operations are organized in global product lines, including Climate, Electronics and Interiors. Further information relating to the Company’s reportable segments can be found in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (Note 22, “Segment Information,” to the Company’s consolidated financial statements).

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
Audio / Infotainment Systems
The Company offers a complete line of audio/infotainment systems and components, including base radio/CD head units, connected to audio head units, infotainment head units, premium audiophile systems and amplifiers, and rear seat family entertainment systems. Examples of the Company’s audio/infotainment products include digital and satellite radios, HD™ and DAB™ broadcast tuners, MACH® Voice Link technology and a wide range of connectivity solutions for portable devices.

Driver Information Systems
The Company offers a wide range of instrument clusters and displays to assist driving, ranging from standard analog-electronic clusters to high resolution, fully-configurable TFT devices across multiple vehicle segments. Display can integrate a wide range of user interface technologies and graphics management capabilities.

Electronic Climate Controls and Integrated Control Panels
The Company offers a complete line of climate control modules and integrated control panel technologies. Available climate controls vary from single zone manual electronic modules to fully automatic multiple zone modules. Integrated control panels can include multiple modes for user interface technologies, various display and styling-related technologies, and a wide range of cockpit electronic features including audio, climate and driver information.

Powertrain and Feature Control Modules
The Company designs and manufactures powertrain and feature control modules. Powertrain control modules cover a range of engine and transmission applications. Feature control modules typically manage a variety of powertrain and other vehicle functions.

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

The Company’s Customers

The Company sells its products primarily to global vehicle manufacturers including Bayerishe Motoren Werke AG (“BMW”), Chrysler Group LLC (“Chrysler”), Daimler AG (“Daimler”), Ford, General Motors Company (“General Motors”), Honda Motor Co., Ltd. (“Honda”), Hyundai Motor Company (“Hyundai”), Kia Motors (“Kia”), Mazda Motor Corporation (“Mazda”), Mitsubishi Motors (“Mitsubishi”), Nissan Motor Company, Ltd. (“Nissan”), PSA Peugeot Citroën, Renault S.A. (“Renault”), Toyota Motor Corporation (“Toyota”) and Volkswagen, as well as emerging new vehicle manufacturers in Asia. To a lesser degree, the Company also sells products for use as aftermarket and service parts to automotive original equipment manufacturers and others for resale through independent distribution networks. Hyundai Kia Automotive Group is one of the Company's largest customers, accounting for 33% of total product sales in 2012, 31% of total product sales in 2011, and 29% of total product sales in 2010. Additionally, Ford is one of the Company's largest customers and accounted for approximately 27% of total product sales in 2012, 27% of total products sales in 2011, and 25% of total product sales in 2010.

The Company records revenue when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured. Price reductions are typically negotiated on an annual basis between suppliers and OEMs. Such reductions are intended to take into account expected annual reductions in the overall cost to the supplier of providing products and services to the customer, through such factors as manufacturing productivity enhancements, material cost reductions and design-related cost improvements. The Company has an aggressive cost reduction program that focuses on reducing its total costs, which are intended to offset customer price reductions. However, there can be no assurance that the Company’s cost reduction efforts will be sufficient to fully offset such price reductions. The Company records price reductions when probable and reasonably estimable.

The Company’s Competition

The automotive sector is concentrated, but operates under highly competitive conditions resulting from the globalized nature of the industry, high fixed costs and the resulting need for scale economies, market dynamics including share in mature economies and positioning in emerging economies, and the low cost of switching for the end consumer. Accordingly, OEMs rigorously evaluate suppliers on the basis of financial viability, product quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design and manufacturing capability and flexibility, customer service and overall management. The Company's primary independent competitors include Behr GmbH & Co. KG, Calsonic Kansei, Continental AG, Delphi Corporation, Denso Corporation, Faurecia Group, Hyundai Mobis Co., Ltd., International Automotive Components Group, Johnson Controls, Inc., Magna International Inc., Panasonic Corporation, Pioneer Corporation, Robert Bosch GmbH, Sanden Corporation and Valéo S.A.

The Company’s Product Sales Backlog

Expected net product sales for 2013 through 2015 from new programs, less net sales from phased-out, lost and canceled programs are approximately $800 million. The Company’s estimate of expected net sales may be impacted by various assumptions, including vehicle production levels on new programs, customer price reductions, currency exchange rates and the timing of program launches. In addition, the Company typically enters into agreements with its customers at the beginning of a vehicle’s life for the fulfillment of customers’ purchasing requirements for the entire production life of the vehicle. These agreements generally may be terminated by customers at any time and, accordingly, expected net sales information does not represent firm orders or firm commitments.

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

The Company’s Workforce and Employee Relations

The Company’s workforce as of December 31, 2012 included approximately 22,000 persons, of which approximately 8,000 were salaried employees and 14,000 were hourly workers. Many of the Company’s employees are members of industrial trade unions and confederations within their respective countries, including Europe, Asia and South America. Many of these organizations operate under collectively bargained contracts that are not specific to any one employer. The Company constantly works to establish and maintain positive, cooperative relations with its unions around the world and believes that its relationships with unionized employees are satisfactory. The Company experienced work stoppages of varying lengths in Europe, South America and Asia during the past three years. These stoppages primarily were either national in nature, aimed at customers or were in anticipation of Company restructuring activities at particular facilities.

The Company’s Product Research and Development

The Company’s research and development efforts are intended to maintain leadership positions in core product lines and provide the Company with a competitive edge as it seeks additional business with new and existing customers. The Company also works with technology development partners, including customers, to develop technological capabilities and new products and applications. Total research and development expenditures were approximately $299 million in 2012, $326 million in 2011 and $353 million in 2010. The decreases are attributable to divestitures and plant closures, shifting engineering headcount from higher-cost to lower-cost countries, as well as, continued cost improvement efforts.

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

As of December 31, 2012 the Company had not experienced any other significant shortages of raw materials. The Company monitors its supply base and endeavors to work with suppliers and customers to attempt to mitigate the impact of potential material shortages and supply disruptions. While the Company does not anticipate any significant interruption in the supply of raw materials, there can be no assurance that sufficient sources or amounts of all necessary raw materials will be available in the future.

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

Impact of Environmental Regulations on the Company

The Company is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company is also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties it presently owns or operates and at third-party disposal or treatment facilities to which these sites send or arranged to send hazardous waste. The Company makes capital expenditures in the normal course of business as necessary to ensure that its facilities are in compliance with applicable environmental laws and regulations. For 2012, capital expenditures associated with environmental compliance were not material nor did such expenditures have a materially adverse effect on the Company’s earnings or competitive position. The Company does not anticipate that its environmental compliance costs will be material in 2013.

The Company is aware of contamination at some of its properties. The Company is in various stages of investigation and cleanup at these sites and at December 31, 2012, had recorded a reserve of approximately $1 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

The Company’s International Operations

Financial information about sales and net property by major geographic region can be found in Note 22, “Segment Information,” included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations. The following table sets forth the Company’s net sales and net property and equipment by geographic region as a percentage of such consolidated total amounts.

	Net Sales			Property and Equipment, Net
	Year Ended December 31			December 31
	2012	2011	2010	2012	2011
United States	18%	16%	19%	8%	14%
Mexico	1%	1%	1%	2%	2%
Canada	1%	1%	1%	2%	2%
Intra-region eliminations	—%	(1)%	(1)%	—%	—%
Total North America	20%	17%	20%	12%	18%
Germany	2%	2%	2%	2%	1%
France	8%	9%	9%	6%	7%
Portugal	8%	6%	5%	6%	6%
Spain	4%	5%	6%	3%	3%
Slovakia	5%	5%	4%	4%	4%
Czech Republic	5%	7%	7%	3%	5%
Hungary	4%	4%	5%	5%	4%
Other Europe	3%	1%	2%	2%	1%
Intra-region eliminations	(4)%	—%	(1)%	—%	—%
Total Europe	35%	39%	39%	31%	31%
Korea	30%	31%	28%	34%	30%
China	11%	7%	6%	10%	8%
India	5%	4%	4%	6%	6%
Japan	3%	3%	3%	1%	1%
Thailand	5%	3%	3%	2%	2%
Intra-region eliminations	(6)%	(4)%	(3)%	—%	—%
Total Asia	48%	44%	41%	53%	47%
South America	6%	6%	7%	4%	4%
Inter-region eliminations	(9)%	(6)%	(7)%	—%	—%
	100%	100%	100%	100%	100%

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

Hyundai Kia Automotive Group (“Hyundai Kia”) has rapidly become one of the Company’s largest customers, accounting for 33% of total product sales in 2012, 31% of total product sales in 2011 and 29% of total product sales in 2010. Additionally, Ford is one of the Company’s largest customers and accounted for approximately 27% of total product sales in 2012, 27% of total product sales in 2011 and 25% of total product sales in 2010. Accordingly, any change in Hyundai Kia's and/or Ford's vehicle production volumes will have a significant impact on the Company’s sales volume and profitability.

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

The Company is subject to significant foreign currency risks and foreign exchange exposure.

In addition, as a result of our global presence, a significant portion of the Company's revenues and expenses is denominated in currencies other than the U.S. dollar. The Company is therefore subject to foreign currency risks and foreign exchange exposure. The Company's primary exposures are to the Euro, Korean Won, Czech Koruna, Mexican Peso, Hungarian Forint, Indian Rupee, Thai Baht and Chinese Renminbi. While the Company employs financial instruments to hedge transactional foreign exchange exposure, these activities do not insulate us completely from those exposures. Exchange rates can be volatile and could adversely impact our financial results and comparability of results from period to period. Specifically, there is concern regarding the overall stability of the euro and the future of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. Potential negative developments and market perceptions related to the euro could adversely affect the value of the Company's euro-denominated assets, as well as those of the Company's customers and suppliers.

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

The Company’s credit agreements include a number of significant restrictive covenants. These covenants could impair the Company’s financing and operational flexibility and make it difficult to react to market conditions and satisfy ongoing capital needs and unanticipated cash requirements. Specifically, such covenants may restrict the ability and, if applicable, the ability of the subsidiaries to, among other things:

•	incur additional debt;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	limit dividends or other payments by restricted subsidiaries;

•	use assets as security in other transactions;

•	pay dividends on Successor common stock or repurchase equity interests;

•	sell certain assets or merge with or into other companies;

•	guarantee the debts of others;

•	enter into new lines of business;

•	prepay, redeem or exchange debt; and

•	form any joint ventures or subsidiary investments.

In addition, the credit agreements require the Company to periodically meet various financial ratios and tests, including maximum leverage, minimum excess availability and minimum interest coverage levels in order to take certain corporate actions such as additional debt incurrence or restricted payments. These financial covenants and tests could limit the ability to react to market conditions or satisfy extraordinary capital needs and could otherwise restrict the Company’s financing and operations. The Company’s ability to comply with the covenants and other terms of the credit agreements will depend on future operating performance. If Visteon fails to comply with such covenants and terms, the Company would be required to obtain waivers from the lenders to maintain compliance under such agreements. If the Company is unable to obtain any necessary waivers and the debt under the credit agreements is accelerated, it would have a material adverse effect on the financial condition and future operating performance.

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

In an effort to manage and reduce the costs of purchased goods and services, the Company, like many suppliers and automakers, has been consolidating its supply base. In addition, certain materials and components used by the Company, primarily in its electronics products, are in high demand but of limited availability. As a result, the Company is dependent on single or limited sources of supply for certain components used in the manufacture of its products. The Company selects its suppliers based on total value (including price, delivery and quality), taking into consideration production capacities and financial condition. However, there can be no assurance that strong demand, capacity limitations or other problems experienced by the Company’s suppliers will not result in occasional shortages or delays in the supply of components. If the Company were to experience a significant or prolonged shortage of critical components from any of its suppliers, particularly those who are sole sources, and could not procure the components from other sources, the Company would be unable to meet its production schedules for some of its key products or to ship such products to its customers in a timely fashion, which would adversely affect sales, margins, and customer relations.

The Company’s pension expense and funding levels of pension plans could materially deteriorate or the Company may be unable to generate sufficient excess cash flow to meet increased pension benefit obligations.

Many of the Company’s employees participate in defined benefit pension plans or retirement/termination indemnity plans. Effective December 31, 2011, active salaried employees in the U.S. ceased to accrue benefits under the existing defined benefit pension plan. The Company’s worldwide pension obligations exposed the Company to approximately $528 million in unfunded liabilities as of December 31, 2012, of which approximately $279 million and $249 million was attributable to unfunded U.S. and non-U.S. pension obligations, respectively.

The Company has previously experienced declines in interest rates and pension asset values. Future declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially deteriorate the funded status of the Company’s plans and affect the level and timing of required contributions in 2013 and beyond. Additionally, a material deterioration in the funded status of the plans could significantly increase pension expenses and reduce the Company’s profitability.

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

The Company's inability to execute its shareholder value creation strategy could adversely affect its financial performance.

The Company's long-term financial and stock performance depends, in part, on the Company's ability to successfully execute a comprehensive shareholder value creation strategy. This strategy involves, among other things, consolidating climate operations, realigning and reducing fixed costs, enhancing or disposing of certain product groups, achieving market recognition for unconsolidated businesses, balance sheet improvements, and share repurchases. Various factors, including the industry environment and the other matters described herein and in Part II - Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including “- Forward-Looking Statements,” could adversely affect our ability to execute this strategy. A failure to execute these strategic objectives could adversely affect the Company's financial condition, operating results and cash flows. Moreover, there can be no assurances that, even if implemented, that the strategy will be successful.

The Company may incur significant restructuring charges.

The Company has taken, and expects to take, restructuring actions to realign and resize its production capacity and cost structure to meet current and projected operational and market requirements. Charges related to these actions could have a material adverse effect on the Company's financial condition, operating results and cash flows. Moreover, there can be no assurances that any future restructurings will be completed as planned or achieve the desired results.

Impairment charges relating to the Company’s goodwill and long-lived assets and possible increases to deferred income tax asset valuation allowances could adversely affect the Company’s financial performance.

The Company regularly monitors its goodwill and long-lived assets for impairment indicators. In conducting its goodwill impairment testing, the Company compares the fair value of each of its reporting units to the related net book value. In conducting the impairment analysis of long-lived assets, the Company compares the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. Changes in economic or operating conditions impacting the estimates and assumptions could result in the impairment of goodwill or long-lived assets. In the event that the Company determines that its goodwill or long-lived assets are impaired, the Company may be required to record a significant charge to earnings that could materially affect the Company’s results of operations and financial condition in the period(s) recognized. The Company recorded asset impairment charges of $24 million and $66 million in 2012 and 2011, respectively, to adjust the carrying value of certain assets to their estimated fair value. In addition, the Company cannot provide assurance that it will be able to recover remaining net deferred tax assets, which are dependent upon achieving future taxable income in certain foreign jurisdictions. Failure to achieve its taxable income targets may change the Company’s assessment of the recoverability of its remaining net deferred tax assets and would likely result in an increase in the valuation allowance in the applicable period. Any increase in the valuation allowance would result in additional income tax expense, which could have a significant impact on the Company’s future results of operations.

The Company’s expected annual effective tax rate could be volatile and could materially change as a result of changes in mix of earnings and other factors.

Changes in the Company’s debt and capital structure, among other items, may impact its effective tax rate. The Company’s overall effective tax rate is computed as consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expenses and benefits are not recognized on a global basis but rather on a jurisdictional basis. Further, the Company is in a position whereby losses incurred in certain tax jurisdictions generally provide no current financial statement benefit. In addition, certain jurisdictions have statutory rates greater than or less than the United States statutory rate. As such, changes in the mix and source of earnings between jurisdictions could have a significant impact on the Company’s overall effective tax rate in future periods. Changes in tax law and rates, changes in rules related to accounting for income taxes or adverse outcomes from tax audits that regularly are in process in any of the jurisdictions in which the Company operates could also have a significant impact on the Company’s overall effective rate in future periods.

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

A disruption in our information technology systems could adversely affect our business and financial performance.

We rely on the accuracy, capacity and security of our information technology systems. Despite the security and risk-prevention measures we have implemented, our systems could be breached, damaged or otherwise interrupted by computer viruses, unauthorized physical or electronic access or other natural or man-made incidents or disasters. Such a breach or interruption could result in business disruption, theft of our intellectual property or trade secrets and unauthorized access to personnel information. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, relationships with our customers, financial condition, operating results and cash flows.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Company's principal executive offices are located in Van Buren Township, Michigan. As of December 31, 2012, the Company and its consolidated subsidiaries owned or leased approximately:

•	27 corporate offices, technical and engineering centers and customer service centers in thirteen countries around the world, of which 25 were leased and 2 were owned;

•
29 Climate manufacturing and/or assembly facilities in the United States, Canada, Mexico, Czech Republic, France, Portugal, Slovakia, Turkey, South Africa, China, India, South Korea, Thailand and Argentina, of which 13 were leased and 16 were owned;

•
25 Interiors manufacturing and/or assembly facilities in Belgium, France, Germany, Poland, Slovakia, Spain, Russia, Morocco, South Korea, the Philippines, Thailand, India, Brazil and Argentina, of which 15 were leased and 10 were owned; and

•	7 Electronics manufacturing and/or assembly facilities in Mexico, Hungary, Portugal, Russia, Japan and Brazil, of which 4 were leased and 3 were owned.

In addition, the Company's non-consolidated affiliates operate approximately 32 manufacturing and/or assembly locations, primarily in the Asia Pacific region. The Company considers its facilities to be adequate for its current uses.

Item 3.	Legal Proceedings

Several current and former employees of Visteon Deutschland GmbH (“Visteon Germany”) filed civil actions against Visteon Germany in various German courts beginning in August 2007 seeking damages for the alleged violation of German pension laws that prohibit the use of pension benefit formulas that differ for salaried and hourly employees without adequate justification. Several of these actions have been joined as pilot cases. In a written decision issued in April 2010, the Federal Labor Court issued a declaratory judgment in favor of the plaintiffs in the pilot cases. To date, more than 750 current and former employees have filed similar actions or have inquired as to or been granted additional benefits, and an additional 600 current and former employees are similarly situated. The Company's remaining reserve for unsettled cases is approximately $9 million and is based on the Company’s best estimate as to the number and value of the claims that will be made in connection with the pension plan. However, the Company’s estimate is subject to many uncertainties which could result in Visteon Germany incurring amounts in excess of the reserved amount of up to approximately $8 million.

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of December 31, 2012, the Company maintained accruals of approximately $8 million for claims aggregating approximately $138 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

On May 28, 2009, the Company and many of its domestic subsidiaries (the "Debtors") filed voluntary petitions in the Court seeking reorganization relief under the provisions of chapter 11 of the Bankruptcy Code, jointly administered as Case No. 09-11786. The Debtors continued to operate their business as debtors-in-possession under the jurisdiction of the United States Bankruptcy Court for the District of Delaware(the "Court") and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court until their emergence on October 1, 2010. Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stayed most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Substantially all pre-petition liabilities and claims relating to rejected executory contracts and unexpired leases have been settled under the Debtor’s plan of reorganization, however, the ultimate amounts to be paid in settlement of each those claims will continue to be subject to the uncertain outcome of litigation, negotiations and Court decisions for a period of time after the Effective Date.

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
By orders dated August 30, 2010, the Court ruled that the Company should restore certain other postretirement employee benefits to the appellant-retirees and also to salaried retirees and certain retirees of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”). On September 1, 2010, the Company filed a Notice of Appeal to the District Court of the Court's decision to include non-appealing retirees, and on September 15, 2010 the UAW filed a Notice of Cross-Appeal. On July 25, 2012, the District Court ruled in the Company's favor on both appeals. The Company reached an agreement with the original appellants in late-September 2010, which resulted in the Company not restoring other postretirement employee benefits of such retirees. On September 30, 2010, the UAW filed a complaint, which it amended on October 1, 2010, in the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after the Effective Date. The Company has filed a motion to dismiss the UAW's complaint and a motion to transfer the case to the District of Delaware, which motions are pending. As of January 11, 2013, the parties agreed to a settlement term sheet. The parties are currently working towards a final settlement agreement and preliminary approval of the settlement by the court. As of December 31, 2012, the Company maintains an accrual for claims that are deemed probable of loss and are reasonably estimable based on the pending settlement.

While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.

Item 4.	Mine Safety Disclosures

None

Item 4A.	Executive Officers of Visteon Corporation

The following table shows information about the executive officers of the Company. Ages are as of February 1, 2013:

Name	Age	Position
Timothy D. Leuliette	63	President and Chief Executive Officer
Jeffrey M. Stafeil	43	Executive Vice President and Chief Financial Officer
Robert Pallash	61	Senior Vice President and President, Global Customer Group
Michael K. Sharnas	41	Senior Vice President and General Counsel
Keith M. Shull	62	Senior Vice President, Human Resources
Joy M. Greenway	51	Vice President and President, Climate Product Group
Steve Meszaros	49	Vice President and President, Electronics Product Group
Michael J. Widgren	44	Vice President, Corporate Controller and Chief Accounting Officer

Timothy D. Leuliette has been Visteon's Chief Executive Officer and President since September 30, 2012, and a director of the Company since October 1, 2010. From August 10, 2012 to September, 30, 2012 Mr. Leuliette served as Visteon's Interim Chairman of the Board, Interim Chief Executive Officer and Interim President, and prior to that Mr. Leuliette was the Senior Managing Director of FINNEA Group, LLC, an investment and financial services firm since October 14, 2010. Mr. Leuliette has also served as the President and Chief Executive Officer of Dura Automotive LLC, an automotive supplier, from July 2008, a director of Dura from June 2008, and the Chairman of the Board of Dura from December 2008. Mr. Leuliette also served as a Managing Director of Patriarch Partners LLC, the majority stockholder of Dura. Prior to that, he served as Co-Chairman and Co-Chief Executive Officer of Asahi Tec Corporation, a manufacturer of automotive parts and other products, and Chairman, Chief Executive Officer and President of Metaldyne Corporation, an automotive supplier, from January 2001 to January 2008. Over his career he has held executive and management positions at both vehicle manufacturers and suppliers and has served on both corporate and civic boards, including as Chairman of the Detroit Branch of the Federal Reserve Bank of Chicago.

Jeffrey M. Stafeil has been Visteon's Executive Vice President since joining the Company on October 31, 2012 and Chief Financial Officer since November 2, 2012. Prior to joining the Company, Mr. Stafeil was the chief executive officer of DURA Automotive Systems LLC, an automotive supplier, since October 2010, and DURA's executive vice president and chief financial officer between December 2008 and October 2012. Prior to that, Mr. Stafeil was the chief financial officer and a board member at the Klöckner Pentaplast Group, a producer of films for packaging, printing and specialty applications, from July 2007 to December 2008. From July 2003 to July 2007, he was the executive vice president and chief financial officer of Metaldyne Corporation, an automotive supplier. Prior to joining Metaldyne in 2001, Mr. Stafeil served in a variety of management positions at Booz Allen and Hamilton, Peterson Consulting and Ernst and Young. In addition, from January 2007 to July 2009, he served on the board of directors and was co-chairman of the audit committee for Meridian Automotive Systems, and served on the board of directors and was audit committee chairman of J.L. French Automotive Castings, Inc. from September 2009 to June 2012.

Robert C. Pallash has been Visteon's Senior Vice President and President, Global Customer Group since January 2008 and Senior Vice President, Asia Customer Group since August 2005. Prior to that, he was Vice President and President, Asia Pacific since July 2004, and Vice President, Asia Pacific since joining the Company in September 2001. Before joining Visteon, Mr. Pallash served as president of TRW Automotive Japan since 1999, and president of Lucas Varity Japan prior thereto. Mr. Pallash is also a director of FMC Corporation.

Michael K. Sharnas has been Visteon's Senior Vice President and General Counsel since August 2012. Prior to that, he was Vice President and General Counsel since October 2009, Assistant General Counsel since 2005 and Associate General Counsel since joining the Company in October 2002.

Keith M. Shull has been Visteon's Senior Vice President, Human Resources since joining the company in June 2011. Prior to that, he was Senior Vice President, Human Resources, for Walter Energy Inc., a supplier to the global steel industry, since January 2010. Prior to that, he was an independent consultant to the global mining industry. From 2005 through 2008, Mr. Shull was Senior Vice President, Global Human Resources, for Arrow Electronics Inc. From 1996 through 2005, he was Senior Vice President, Global Human Resources, for BHP Billiton Inc.'s base metals and petroleum business groups. He also served 14 years at Unocal Corp., advancing to Group General Manager, Human Resources. Earlier in his career, Shull held human resources roles at Occidental Petroleum Corp., Western Airlines (now Delta Air Lines) and Walt Disney Co.

Joy M. Greenway has been Visteon's Vice President and President, Climate Product Group since October 2008. Prior to that, she was Vice President, Climate Product Group since August 2005, Director, Powertrain since March 2002, and Director of Visteon's Ford truck customer business group since April 2001. She joined Visteon in 2000 as Director of Fuel Storage and Delivery Strategic Business Unit.

Steve Meszaros has been Visteon's Vice President and President, Electronics Product Group since October 2008. Prior to that, he was Vice President, Electronics Product Group since August 2005, and Managing Director, China Operations and General Manager, Yanfeng Visteon since February 2001. Prior to that, he was based in Europe, where he was responsible for Visteon's interior systems business in the United Kingdom and Germany since 1999.

Michael J. Widgren has been Visteon's Vice President, Corporate Controller and Chief Accounting Officer since May 2007, and served as Visteon's interim Chief Financial Officer from October 3, 2012 to November 2, 2012. Prior to May 2007, he was Assistant Corporate Controller since joining the Company in October 2005. Before joining Visteon, Mr. Widgren served as Chief Accounting Officer for Federal-Mogul Corporation.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On October 1, 2010 and in connection with the Plan, the Company cancelled all outstanding shares of predecessor common stock and any options, warrants or rights to purchase shares of such common stock or other equity securities outstanding prior to October 1, 2010. Additionally, the Company issued shares of successor common stock and warrants on October 1, 2010 in accordance with the Company’s plan of reorganization. Prior to March 6, 2009, predecessor common stock was listed on the New York Stock Exchange (“NYSE”) under the trading symbol “VC.” On March 6, 2009, predecessor common stock was suspended from trading on the NYSE and began trading over-the-counter under the symbol “VSTN.” From October 1, 2010 until January 10, 2011, successor common stock traded on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “VSTO.OB.” Beginning on January 10, 2011, successor common stock is listed on the NYSE, under the trading symbol “VC.”

On January 9, 2012, the Company contributed 1,453,489 shares of company stock valued at approximately $73 million into its two largest U.S. defined benefit pension plans. As of February 22, 2013, the Company had 51,925,690 shares of its common stock $0.01 par value outstanding, which were owned by 11,376 shareholders of record. The table below shows the high and low sales prices per share for the Company’s successor common stock as reported by the NYSE and OTC Bulletin Board, as applicable, for each quarterly period for the last two years.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$57.00	$53.46	$48.40	$54.18
Low	$47.16	$35.72	$27.04	$42.48

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$76.61	$69.22	$70.48	$58.59
Low	$59.56	$58.46	$41.01	$38.32
No dividends were paid by the Company on its common stock during the years ended December 31, 2012, 2011 or 2010. The Company’s Board of Directors (the “Board”) evaluates the Company’s dividend policy based on all relevant factors. The Company’s credit agreements limit the amount of cash payments for dividends that may be made. Additionally, the ability of the Company’s subsidiaries to transfer assets is subject to various restrictions, including regulatory requirements and governmental restraints. Refer to Note 9, “Non-Consolidated Affiliates,” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the fourth quarter of 2012.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
Oct. 1, 2012 to Oct. 31, 2012	65,664	$45.03	—	$100
Nov. 1, 2012 to Nov. 30, 2012	655,808	$49.28	655,808	$68
Dec. 1, 2012 to Dec. 31, 2012	349,751	$50.55	349,751	$50
Total	1,071,223	$49.44	1,005,559	$50

(1)
This column includes 65,664 shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

(2)
On July 30, 2012, the board of directors authorized the repurchase of up to $100 million of the Company's common stock. On January 11, 2013, the board of directors reauthorized the current $100 million and increased the repurchase amount to an additional $200 million over the next two years. The Company anticipates that repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volumes, alternative uses of capital and other factors.

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

Performance Graph

The following graph compares the cumulative total stockholder return from October 1, 2010, the date of the Company's emergence from Chapter 11 bankruptcy proceedings, through December 31, 2012, for its existing common stock, the S&P 500 Index and the Dow Jones U.S. Auto Parts Index. Because the value of the Company's predecessor common stock bears no relation to the value of its existing common stock, the graph below reflects only the Company's existing common stock. The graph below assumes that $100 was invested on October 1, 2010 in each of the Company's existing common stock, the stocks comprising the S&P 500 Index and the stocks comprising the Dow Jones U.S. Auto Parts Index, and that all that dividends have been reinvested.

	October 1, 2010	December 31, 2010	December 31, 2011	December 31, 2012
Visteon Corporation	$100.00	$123.80	$83.20	$89.70
S&P 500	$100.00	$110.20	$112.50	$130.60
Dow Jones U.S. Auto Parts Index	$100.00	$131.90	$101.50	$121.00
The above comparisons are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's common stock or the referenced indices.

Item 6.	Selected Financial Data

The following statement of operations, statement of cash flow and balance sheet data were derived from the Company's consolidated financial statements for the years ended December 31, 2012 and 2011, and the three month period ended December 31, 2010 and nine month period ended October 1, 2010, and the years ended December 31, 2009 and 2008. This information should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

	Successor			Predecessor
	Year Ended December 31	Year Ended December 31	Three months Ended December 31	Nine Months Ended October 1	Year Ended December 31	Year Ended December 31
	2012	2011	2010	2010	2009	2008
	(Dollars in Millions, Except Per Share Amounts)
Statement of Operations Data
Net sales	$6,857	$7,532	$1,778	$5,244	$6,328	$8,963
Net income (loss) from continuing operations	170	210	105	982	227	(583)
Income (loss) from discontinued operations, net of tax	(3)	(56)	—	14	(43)	(64)
Net income (loss) attributable to Visteon Corporation	$100	$80	$86	$940	$128	$(681)

Basic earnings (loss) per share:
Continuing operations	$1.95	$2.65	$1.71	$7.10	$1.31	$(4.77)
Discontinued operations	(0.06)	(1.09)	—	0.11	(0.33)	(0.49)
Basic earnings (loss) attributable to Visteon Corporation	$1.89	$1.56	$1.71	$7.21	$0.98	$(5.26)

Diluted earnings (loss) per share:
Continuing operations	$1.93	$2.62	$1.66	$7.10	$1.31	$(4.77)
Discontinued operations	(0.05)	(1.08)	—	0.11	(0.33)	(0.49)
Diluted earnings (loss) attributable to Visteon Corporation	$1.88	$1.54	$1.66	$7.21	$0.98	$(5.26)

Balance Sheet Data
Total assets	$5,156	$4,969	$5,208	N/A	$5,019	$5,248
Total debt	$569	$599	$561	N/A	$231	$2,762
Total Visteon Corporation stockholders' equity (deficit)	$1,385	$1,307	$1,260	N/A	$(772)	$(887)

Statement of Cash Flows Data
Cash provided from (used by) operating activities	$239	$175	$154	$20	$141	$(116)
Cash used by investing activities	$(40)	$(331)	$(76)	$(75)	$(123)	$(208)
Cash used by financing activities	$(115)	$(3)	$(40)	$(42)	$(259)	$(193)

On August 1, 2012, the Company completed the sale of its Lighting operations and the respective results of operations of the Lighting business have been reclassified to (Loss) income from discontinued operations, net of tax for all periods presented.

During the nine-month predecessor period ended October 1, 2010 the Company recorded a pre-tax gain of approximately $1.1 billion for reorganization related items in connection with the plan of reorganization. This gain included $956 million related to the cancellation of certain pre-petition obligations previously recorded as liabilities subject to compromise in accordance with terms of the plan of reorganization. Additionally, on the Effective Date, the Company became a new entity for financial reporting purposes and adopted fresh-start accounting, which requires, among other things, that all assets and liabilities be recorded at fair value resulting in a gain of $106 million.

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

Executive Summary

Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global supplier of climate, electronics and interiors systems, modules and components to automotive original equipment manufacturers (“OEMs”) including BMW, Chrysler, Daimler, Ford, General Motors, Honda, Hyundai, Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. Visteon delivers value to its customers, and shareholders through a family of businesses including:

•	Halla Visteon Climate Control, majority-owned by Visteon and the world's second largest global supplier of automotive climate components and systems.

•	Visteon Electronics, a global provider of audio/infotainment, driver information, center stack electronics and feature control modules.

•	Visteon Interiors, a global provider of vehicle cockpit modules, instrument panels, consoles and door trim modules.

•
Yanfeng Visteon Automotive Trim Systems Co., Ltd., a 50% owned and non-consolidated China-based partnership between Visteon and Shanghai Automotive Industry Corporation's automotive components group, Huayu Automotive Systems Co., Ltd.

Visteon, headquartered in Van Buren Township, Michigan, has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 22,000 employees dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions. The Company's sales for the year ended December 31, 2012 totaled $6.9 billion and were distributed by product group, geographic region, and customer as follows.

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

Following emergence from the Chapter 11 Proceedings, the Company continued its efforts to transform its business portfolio and to rationalize its cost structure including, among other things, the investigation of potential transactions for the sale, merger or other combination of certain businesses. During January 2012 the Company reached agreements for the closure of the Cadiz Electronics operation in El Puerto de Santa Maria, Spain. In April 2012, the Company sold its corporate headquarters, consisting of land and building, which had a net book value of approximately $60 million, for cash proceeds of approximately $80 million and entered into an agreement to lease back the corporate offices over a period of 15 years. On August 1, 2012, the Company completed the sale of its Lighting business for cash proceeds of approximately $70 million. On August 31, 2012, Visteon completed the sale of its 50% ownership interest in R-Tek, Ltd., a UK-based Interiors joint venture, for proceeds of approximately $30 million, resulting in a net gain on the sale of approximately $19 million.

In September 2012, the Company announced a comprehensive value creation plan founded on the pillars of industrial logic, customer focus and financial discipline. The comprehensive value creation plan includes the following primary elements.

•
Climate consolidation - Historically, the Company's Climate operations have been comprised of Halla Climate Control Corporation ("Halla"), a 70% owned and consolidated Korean subsidiary, and a series of wholly-owned Visteon Climate operations and other Visteon Climate joint ventures. By combining these businesses, the Company expects to achieve synergies through improved global scale and common business practices. During the first quarter of 2013, Halla purchased certain subsidiaries and intellectual property relating to Visteon's global climate business for a total purchase price of $410 million. This combination forms the world's second largest global supplier of automotive climate components and systems under the name of Halla Visteon Climate Control ("HVCC"). HVCC is majority-owned by Visteon and headquartered in South Korea. In connection with the transaction, Visteon will provide transition services and lease certain U.S. based employees.

•
Interiors strategy - The Company has determined that its Interiors business is not aligned with its long-term strategic goals and intends to explore various alternatives including, but not limited to, divestiture, partnership or alliance. During 2009 and in connection with the Chapter 11 Proceedings, the Company exited its Interiors businesses in North America leaving a solid and capable regional business, but one without a complete global footprint. While the Company views Interiors as a non-core business, it continues to make commitments to this business and intends to divest in the future only under acceptable terms and conditions.

•
Electronics optimization - The Company's Electronics business has undergone a transition away from powertrain, body and security electronics over the last several years and today is focused solely on electronics in the cockpit of the vehicle delivering innovative audio, infotainment, clusters and displays to OEM customers. The market for cockpit electronics is projected to grow to $35 billion by 2018, or approximately 35% of the vehicle electronics business.  The Company's Electronics business has a balanced global footprint, an integrated global development capability, a series of solid OEM relationships, and a successful joint venture with Yanfeng Visteon Automotive Trim Systems Co., Ltd. that provides an important source of global electronics development and engineering capability. The Company believes that its Electronics business is well-positioned to capitalize on a rapidly changing consumer-driven technology landscape and the Company intends to optimize the size and scale of this business associated with its cockpit electronics products.

•
Cost reduction program - In November 2012 the Company announced a $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. The Company recorded restructuring charges of approximately $35 million associated with this program during the three months ended December 31, 2012. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized.

•
Balance sheet enhancement - During 2012 the Company offered an accelerated pension payment program to most of its U.S. deferred vested defined benefit plan participants, whereby such participants could elect to receive a single lump sum payout. Approximately 70% of eligible participants elected to receive a single lump sum payout resulting in a reduction of the Company's U.S. retirement plan obligations of $408 million and a reduction in plan assets of $301 million, respectively. In December 2012, the Company exercised its right to repurchase $50 million or 10% of its outstanding 6.75% senior notes due April 2019 for a redemption price of 103% of the principal amount, plus accrued and unpaid interest to the redemption date.

During 2012, the Company's board of directors authorized the repurchase of up to $100 million of the Company's common stock. During 2012, the Company repurchased 1,005,559 shares of its outstanding common stock at an average price of $49.72 per share, excluding commissions, for the aggregate purchase price of $50 million. In January 2013, the board of directors reauthorized the current $100 million and increased the repurchase amount to an additional $200 million over the next two years. The Company anticipates that repurchases of common stock would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

In January 2013, the Company completed the sale of its 50% equity interest in Visteon TYC Corporation for proceeds of approximately $17 million. In February 2013, the Company entered into an agreement to sell its 20% equity interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd. for cash proceeds of approximately $20 million.

Global Automotive Industry

The Company conducts its business in the automotive industry, which is capital intensive, highly competitive and sensitive to economic conditions. During 2012 the global automotive industry experienced modest global growth with increases in light vehicle sales and production levels in all geographic regions, with the exception of Europe where weak economic conditions continued to weigh on consumer confidence. North America led the way in 2012, fueled by a recovering U.S. economy. Consumer demand in many emerging markets continued to contribute to global automotive growth. Light vehicle sales and production levels for 2012 by geographic region are provided below (units in millions):

	Light Vehicle Sales			Light Vehicle Production
	2012	2011	Change	2012	2011	Change

Global	79.7	75.6	5.3%	81.5	76.8	6.1%
North America	17.2	15.3	12.5%	15.4	13.1	17.4%
South America	5.8	5.6	4.7%	4.3	4.3	(0.5)%
Europe	18.2	19.3	(5.7)%	19.2	20.2	(4.7)%
China	18.8	17.6	6.8%	18.3	17.3	5.8%
Japan/Korea	6.7	5.7	18.9%	14.0	12.5	11.6%
India	3.3	3.0	12.3%	3.8	3.6	5.3%
ASEAN	3.0	2.5	21.3%	4.1	2.9	43.6%

Source: IHS Automotive
Further deterioration of market conditions in Europe, resulting in a sustained adverse impact on the global automotive sector could adversely impact the Company’s financial results, including potential asset impairments and restructuring charges.

Financial Results Summary

Highlights of the Company's financial results for the year ended December 31, 2012 include the following.

•
The Company recorded sales of $6,857 million, a decrease of approximately 9% compared with the prior year. The decrease is largely attributable to the deconsolidation of Duckyang Industry Co. Ltd in October 2011 and unfavorable currency, as partially offset by increased production volumes.

•
Net income attributable to Visteon was $100 million, an increase of 25% compared with the prior year. The increase represents higher equity in net income of non-consolidated affiliates, lower selling, general and administrative expenses and lower losses associated with discontinued operations, as partially offset by higher restructuring and other expenses.

•
The Company generated $239 million of cash from operating activities, an increase of $64 million compared with the prior year. The increase is due to higher cash dividends from non-consolidated affiliates, lower bankruptcy claim settlement payments, and lower employee benefit related payments, as partially offset by lower customer accommodation agreement receipts and higher restructuring payments.

•
Total cash balances were $845 million, $99 million higher than December 31, 2011. The Company's total debt was $569, $30 million lower than December 31, 2011. As of December 31, 2012 the Company had $276 million cash in excess of total debt.

Consolidated Results of Operations - 2012 Compared with 2011

The Company's consolidated results of operations for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31
	2012	2011	Change
	(Dollars in Millions)
Sales	$6,857	$7,532	$(675)
Cost of sales	6,268	6,914	(646)
Gross margin	589	618	(29)
Selling, general and administrative expenses	369	387	(18)
Equity in net income of non-consolidated affiliates	226	168	58
Restructuring expenses	79	24	55
Interest expense, net	35	27	8
Other expense, net	41	11	30
Provision for income taxes	121	127	(6)
Net income from continuing operations	170	210	(40)
Loss from discontinued operations	(3)	(56)	53
Net income	$167	$154	$13
Net income attributable to Visteon Corporation	$100	$80	$20
Adjusted EBITDA*	$628	$685	$(57)

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

Sales for the year ended December 31, 2012 totaled $6,857 million, which represents a decrease of $675 million compared with the same period of 2011. Approximately $549 million of this decrease is due to the deconsolidation of Duckyang Industry Co. Ltd ("Duckyang"), an Interiors joint venture, which resulted from the October 2011 sale of a controlling ownership interest in the entity ("Duckyang Share Sale"). Unfavorable currency of $307 million, primarily attributable to the Euro, Indian Rupee, Brazilian Real and Korean Won currencies, also contributed to the decline. Other reductions of $79 million were associated with price productivity net of design actions. These declines were partially offset by sales increases of $241 million associated with higher global production volumes as increases Asia and North America more than offset decreases in Europe and higher commercial agreements of $19 million.

Cost of Sales

Cost of sales decreased $646 million for the year ended December 31, 2012 when compared with the prior year. The decrease includes $541 million attributable to the deconsolidation of Duckyang and $257 million attributable to currency primarily driven by the Euro, Brazilian Real, Indian Rupee, and the Korean Won. Cost of sales also decreased by $136 million attributable to production efficiencies including material design and usage economics as well as lower depreciation and amortization expense of $29 million. These decreases were partially offset by costs associated with increased production volumes and changes in product mix, which increased cost of sales by $283 million. Other changes, totaling $34 million, primarily relate to commodity pricing and design actions and customer design and development recoveries.

Gross Margin

The Company's gross margin was $589 million or 8.6% of sales for the year ended December 31, 2012 compared to $618 million or 8.2% of sales for the same period of 2011. The decrease in gross margin of $29 million was associated with unfavorable currency of $50 million, unfavorable product mix of $42 million, and the Duckyang deconsolidation of $8 million. Lower depreciation and amortization expense of $29 million, net cost performance of $23 million and customer recoveries of $19 million, were partial offsets.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $369 million and $387 million during the years ended December 31, 2012 and 2011, respectively, for a year over year decrease of $18 million. The decrease includes $23 million associated with lower employee costs including incentive compensation expense, favorable currency of $11 million, and the Duckyang deconsolidation of $5 million. These decreases were partially offset by higher corporate office rent expense of $3 million, pension settlement losses of $4 million, note receivable impairment of $4 million, and higher professional fees of $5 million.

Equity in Net Income of Non-Consolidated Affiliates

Equity in the net income of non-consolidated affiliates totaled $226 million and $168 million for the years ended December 31, 2012 and 2011, respectively, representing an increase of $58 million. Equity earnings for the year ended December 31, 2012 included $63 million representing Visteon's equity interest in a non-cash gain recorded by Yanfeng Visteon Automotive Trim Systems Co., Ltd (“Yanfeng”) resulting from the excess of fair value over the carrying value of a former equity investee that was consolidated effective June 1, 2012. The amounts recorded by Yanfeng are based on preliminary estimates of enterprise value, which remain subject to finalization. Final determination of the values may result in adjustments to the amount of the gain reported herein.

The following table presents summarized statement of operations data for the Company’s non-consolidated affiliates representing 100% of the results of operations of such non-consolidated affiliates.

	Net Sales			Gross Margin			Net Income
	December 31			December 31			December 31
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(Dollars in Millions)
Yanfeng	$5,171	$3,014	$2,573	$782	$473	$398	$369	$246	$218
All other	1,757	1,681	893	194	176	142	92	90	71
	$6,928	$4,695	$3,466	$976	$649	$540	$461	$336	$289

Yanfeng sales and gross margin for the year ended December 31, 2012 include approximately $1,733 million and $278 million, respectively, related to activity of a former equity investee that was consolidated effective June 1, 2012. Yanfeng net income for the year ended December 31, 2012 includes approximately $130 million associated with a non-cash gain on the consolidation of a former equity investee.

Restructuring Expenses

During the year ended December 31, 2012, the Company recorded $79 million of restructuring expenses compared to $24 million, net of reversals, for the year ended December 31, 2011. The following is a summary of the Company's consolidated restructuring reserve and related activity for the year ended December 31, 2012.

	Electronics	Interiors	Climate	Corporate	Total
	(Dollars in Millions)
Restructuring reserve - December 31, 2011	$19	$6	$1	$—	$26
Expenses	36	34	5	4	79
Utilization	(54)	(6)	(5)	(1)	(66)
Restructuring reserve - December 31, 2012	$1	$34	$1	$3	$39

During 2011 the Company announced its intention to permanently cease production and to close the Cadiz Electronics facility located in Spain. During January 2012 the Company reached agreements with the local unions and Spanish government for the closure of the Cadiz Electronics operation. During the three months ended March 31, 2012, the Company recorded one-time termination benefits, in excess of the previously recorded statutory minimum requirement, of approximately $31 million and other exit costs of $5 million. Utilization during the year ended December 31, 2012 associated with the Cadiz closure included $49 million of cash payments for employee severance and termination benefits and $5 million for other exit costs, primarily governmental registration of contributed assets. The Company recovered approximately $23 million of these costs pursuant to the Release Agreement with Ford, including $19 million during 2012 and $4 million during 2011.

In November 2012 the Company announced a $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. During the quarter ended December 31, 2012 and in connection with that program, the Company announced a plan to restructure three European Interiors facilities. The Company recorded approximately $30 million for employee severance and termination benefits associated with approximately 230 employees. These cash benefits are expected to be paid to employees during 2013 and remain accrued on the Company's consolidated balance sheet as of December 31, 2012. The Company also recorded severance and termination benefit costs of $4 million under this program associated with the realignment of its corporate and administrative functions directly to their corresponding operational beneficiary to right-sizing such functions and reduce related costs. Benefits associated with these actions are expected to be paid to employees during 2013 and remain accrued on the Company's consolidated balance sheet as of December 31, 2012. The Company expects to record additional costs of up to $65 million related to this program in future periods as underlying plans are finalized.

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

Interest Expense, Net

Interest expense for the year ended December 31, 2012 of $49 million included $33 million associated with the Company's 6.75% Senior Notes due April 15, 2019, $7 million for commitment fees and amortization of debt issuance costs, $5 million related to the Korean Bridge Loan, and $4 million associated with affiliate debt. During the year ended December 31, 2011, interest expense was $48 million, including $25 million on the 6.75% Senior Notes due April 15, 2019, $11 million associated with the $500 million secured term loan due October 1, 2017 which was repaid on April 16, 2011, $6 million for commitment fees and amortization of debt issuance costs, and $6 million associated with affiliate debt. Interest income of $14 million for the year ended December 31, 2012 decreased by $7 million when compared to $21 million for the same period of 2011 due to a change in the regional mix of cash, lower rates, and lower average cash balances.

Other Expense, Net

Other expense, net consists of the following:

	Year Ended December 31
	2012	2011
	(Dollars in Millions)
Transformation costs	$33	$7
Gain on sale of joint venture interest	(19)	—
Loss on asset contribution	14	—
Loss on debt extinguishment	6	24
Asset impairments	5	—
Reorganization-related costs, net	2	8
Deconsolidation gains	—	(8)
UK Administration recovery	—	(18)
Gain on sale of assets	—	(2)
	$41	$11

During the year ended December 31, 2012, the Company continued to transform its business portfolio and to rationalize its cost structure including, among other things, the investigation of potential transactions for the sale, merger or other combination of certain businesses. Business transformation costs of $33 million and $7 million incurred during the years ended December 31, 2012 and December 31, 2011, respectively relate principally to financial and advisory fees.

In August 2012, Visteon sold its 50% ownership interest in R-Tek Ltd., a UK-based Interiors joint venture, for cash proceeds of approximately $30 million, resulting in a gain of $19 million.

In connection with the closure of the Cadiz Electronics operation the Company agreed to transfer land, building and machinery with a net book value of approximately $14 million for the benefit of employees.

Loss on debt extinguishment of $6 million for the year ended December 31, 2012 included $4 million of unamortized amounts attributable to the Korean Bridge Loan that was repaid during the third quarter 2012 and $2 million for the 103% redemption premium paid on the December 2012 repurchase of $50 million of the Company's 6.75% Senior Notes due April 15, 2019. In April 2011, the Company completed the sale of $500 million aggregate principal amount of 6.75% senior notes due April 15, 2019. Concurrently with the completion of the sale of the senior notes, the Company repaid its obligations under the $500 million secured term loan due October 1, 2017 and recorded a loss on early extinguishment of $24 million for unamortized original issue discount, debt fees and other debt issue costs associated with the term loan.

In connection with the expected sale of the Company's 50% equity interest in Visteon TYC Corporation ("VYTC"), the Company recorded an other-than temporary decline in value of $5 million during the three months ended December 31, 2012, reflecting the difference between carrying value and expected proceeds. In January 2013, the Company completed the sale of its interest in VTYC for proceeds of approximately $17 million.

In December 2011, the Company received a distribution of $18 million, in connection with the liquidation and recovery process under the UK Administration. This distribution represented recoveries associated with loss claims on amounts owed to Visteon for various trade and loan receivables due from the UK Debtor.

As of October 31, 2011 the Company deconsolidated total assets of $217 million, total liabilities of $159 million, non-controlling interests of $29 million and related amounts deferred as Accumulated other comprehensive income from its balance sheet related to Duckyang pursuant to the Duckyang Share Sale. The Company recorded a gain on the transaction of $8 million including amounts associated with the deconsolidation and remeasurement of the retained 50% non-controlling interest to fair value.

Income Taxes

The Company's provision for income tax was $121 million for year ended December 31, 2012 and reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits, the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions, and other non-recurring tax items. The Company's provision for income taxes decreased $6 million for the year ended December 31, 2012 compared with 2011. The decrease in tax expense includes $5 million associated with tax law changes and $1 million attributable to the overall changes in the mix of earnings and tax rates between jurisdictions.

During 2012, the Company recorded a tax benefit of $8 million attributable to the elimination of deferred tax asset valuation allowances at several foreign subsidiaries in China, India and the Czech Republic. The Company recorded a similar amount during 2011 attributable to the elimination of deferred tax asset valuation allowances at its UK subsidiary. Additionally, other changes in the Company's deferred tax asset valuation allowances did not materially impact net tax expense during the years ended December 31, 2012 or 2011.

Visteon's emergence from bankruptcy in 2010 resulted in a change of ownership within the meaning of Internal Revenue Code (“IRC”) Sections 382 and 383, causing the use of Visteon's pre-emergence U.S. federal net operating loss (“NOL”) and various other tax attributes to be limited in the post-emergence period.  However, NOLs and other tax attributes generated in the post-emergence period are generally not limited by the emergence from bankruptcy, but could be limited if there is a subsequent change of ownership.  If the Company were to have another change of ownership within the meaning of IRC Sections 382 and 383, its post-emergence NOL and other tax attributes could be limited to an amount equal to its market capitalization at the time of the subsequent ownership change multiplied by the federal long-term tax exempt rate.  The Company cannot provide any assurance that such an ownership change will not occur, in which case the availability of the Company's NOLs and other tax attributes could be significantly limited or possibly eliminated. In order to continue to protect the Company's pre and post-emergence period tax attributes and reduce the likelihood that the Company will experience an additional ownership change, once the Company's market capitalization falls below $1.5 billion Board of Director approval is required should a person or group become a 5-percent shareholder and/or an existing 5-percent shareholder intend to increase its ownership interest.

Discontinued Operations

On August 1, 2012, the Company completed the sale of its Lighting operations for proceeds of approximately $70 million (the "Lighting Transaction"). In connection with the Lighting Transaction, the results of operations of the Lighting business were reclassified to (Loss) income from discontinued operations, net of tax in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011.

Discontinued operations are summarized as follows:

	Year Ended December 31
	2012	2011
	(Dollars in Millions)
Sales	$297	$515
Cost of sales	264	490
Gross margin	33	25
Selling, general and administrative expenses	7	11
Asset impairments	19	66
Interest expense	2	2
Other expense	4	2
Income (loss) from discontinued operations before income taxes	1	(56)
Provision for income taxes	4	—
Loss from discontinued operations, net of tax	$(3)	$(56)

The Company recorded impairment charges principally related to property and equipment of approximately $19 million and $66 million during the years ended December 31, 2012 and 2011, respectively. Included in the provision for income taxes in 2012 is $3 million related to the establishment of a valuation allowance against certain deferred tax credits in Mexico, the realization of which is no longer considered more likely than not due to insufficient projected future taxable income, offset by favorable adjustments of $2 million associated with uncertain tax positions.

Net Income

Net income attributable to Visteon was $100 million for the year ended December 31, 2012 compared to $80 million for the same period of 2011. Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $628 million for the year ended December 31, 2012, representing a decrease of $57 million when compared with Adjusted EBITDA of $685 million for the same period of 2011. The decrease in Adjusted EBITDA included $42 million of unfavorable volume and mix attributable to continued economic weakness in European markets, $40 million of unfavorable currency primarily reflecting weaker Euro and Indian Rupee currencies, $8 million of lower earnings associated with the Company's discontinued Lighting operations which were disposed during third quarter 2012, and $6 million associated with the non-recurrence of a 2011 Brazil land sale. Higher favorable commercial agreements and engineering cost recoveries of $33 million.

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

Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. In addition, the Company uses Adjusted EBITDA (i) as a factor in incentive compensation decisions, (ii) to evaluate the effectiveness of the Company's business strategies and (iii) because the Company's credit agreements use measures similar to Adjusted EBITDA to measure compliance with certain covenants. Adjusted EBITDA, as determined and measured by the Company should not be compared to similarly titled measures reported by other companies.

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31
	2012	2011	Change
	(Dollars in Millions)
Adjusted EBITDA	$628	$685	$(57)
Interest expense, net	35	27	8
Provision for income taxes	121	127	(6)
Depreciation and amortization	258	295	(37)
Restructuring expenses	79	24	55
Other expense, net	41	11	30
Equity investment gain	(63)	—	(63)
Other non-operating costs, net	27	30	(3)
Discontinued operations	30	91	(61)
Net income attributable to Visteon Corporation	$100	$80	$20

Segment Results of Operations - 2012 compared with 2011

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

•	Interiors - The Company's Interiors product line includes instrument panels, cockpit modules, door trim and floor consoles.

Sales

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Year ended December 31, 2011 - Successor	$4,053	$1,367	$2,285	$(173)	$7,532
Volume and mix	418	(47)	(172)	42	241
Currency	(146)	(54)	(107)	—	(307)
Duckyang deconsolidation	—	—	(589)	40	(549)
Other	(39)	(16)	(5)	—	(60)
Year ended December 31, 2012 - Successor	$4,286	$1,250	$1,412	$(91)	$6,857

Climate sales increased during the year ended December 31, 2012 by $233 million. Higher production volumes in Asia, North America, and Europe, increased sales by $418 million. Unfavorable currency, primarily related to the Euro, Indian Rupee and Korean Won, resulted in a decrease of $146 million. Other changes, totaling $39 million, reflected price productivity, partially offset by increases in revenue related to commercial agreements, commodity pricing and design actions.

Electronics sales decreased during the year ended December 31, 2012 by $117 million. Volume declines of $47 million reflect historical customer sourcing actions and weakened economic conditions in Europe, partially offset by higher production volumes in North America and Asia. Unfavorable currency, primarily related to the Euro and the Indian Rupee, further decreased product sales by $54 million. Other changes, totaling $16 million, reflected price productivity, partially offset by increases in revenue related to commercial agreements, commodity pricing and design actions.

Interiors sales decreased during the year ended December 31, 2012 by $873 million, including the Duckyang deconsolidation of $589 million (prior to eliminations), unfavorable volume and product mix of $172 million reflecting customer sourcing actions and weakened economic conditions in Europe, and unfavorable currency related to the Euro and Brazilian Real of $107 million.

Cost of Sales

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Year ended December 31, 2011 - Successor	$3,702	$1,239	$2,146	$(173)	$6,914
Material	162	(37)	(690)	82	(483)
Freight and duty	22	(6)	(15)	—	1
Labor and overhead	30	(24)	(99)	(2)	(95)
Depreciation and amortization	(12)	(12)	(7)	(6)	(37)
Other	5	(36)	(9)	8	(32)
Year ended December 31, 2012 - Successor	$3,909	$1,124	$1,326	$(91)	$6,268

Climate material costs increased by $162 million, including $240 million related to higher production volumes and $16 million related to higher aluminum, resin and other commodity costs and design changes, partially offset by $95 million of manufacturing efficiencies and purchasing improvements. Labor and overhead increased by $30 million, including $25 million related to production volumes and currency and $5 million related to higher manufacturing costs, net of efficiencies. Depreciation and amortization decreased by $12 million, as the cessation of depreciation on assets with short useful lives established in connection with fresh-start accounting more than offset depreciation from current year capital expenditures.

Electronics material costs decreased by $37 million, including $15 million related to production volumes and currency and $30 million associated with purchasing improvement efforts and design efficiencies, partially offset by $8 million related to the impact of commodity price increases and design changes. Labor and overhead decreased by $24 million, including $18 million related to lower production volumes, the exit of the Cadiz facility and currency and $6 million related to lower manufacturing costs, net of economics. Depreciation and amortization decreased by $12 million, as the cessation of depreciation on assets with short useful lives established in connection with fresh-start accounting more than offset depreciation from current year capital expenditures. Other decreases of $36 million primarily relate to currency hedging and the non-recurrence of costs related to the closure of the Cadiz facility.

Interiors material costs decreased by $690 million, including $532 million related to the deconsolidation of Duckyang (prior to eliminations), $144 million related to production volumes and currency and $14 million related to the impact of resin commodity costs and design changes. Labor and overhead decreased by $99 million, including $40 million associated with Duckyang (prior to eliminations), $66 million related to production volumes and currency, partially offset by $4 million related to increases in net manufacturing costs. Other reductions of $9 million include design and development recoveries of $15 million, partially offset by the non-recurrence of a Brazil land sale in 2011.

Adjusted EBITDA

Adjusted EBITDA by segment for the years ended December 30, 2012 and 2011 is presented in the table below.

	Year Ended December 31
	2012	2011	Change
	(Dollars in Millions)
Climate	$315	$300	$15
Electronics	101	126	(25)
Interiors	185	224	(39)
Discontinued operations	27	35	(8)
Total consolidated	$628	$685	$(57)

Changes in Adjusted EBITDA by segment are presented in the table below.

	Climate	Electronics	Interiors	Total
	(Dollars in Millions)
Year ended December 31, 2011	$300	$126	$224	$650
Volume and mix	30	(26)	(46)	(42)
Currency	(16)	(10)	(14)	(40)
Other	1	11	21	33
Year ended December 31, 2012	$315	$101	$185	601
Discontinued operations				27
Total				$628

Adjusted EBITDA for the Climate segment for the year ended December 31, 2012 increased by $15 million compared to the same period of 2011. The increase in Climate Adjusted EBITDA primarily reflects increased volume of $30 million associated with net new business including Hyundai in Asia and Europe, Kia in North America, and Ford in Asia and Europe partially offset by declines in Europe and North America. Favorable commercial agreements contributed $12 million to the increase in Climate Adjusted EBITDA. Unfavorable currency decreased Climate Adjusted EBITDA by $16 million primarily reflecting weaker Euro and Indian Rupee currencies.  Material, design and other cost efficiencies more than offset higher engineering and other costs associated with current year launch activity and customer price productivity

Electronics Adjusted EBITDA for the year ended December 31, 2012 decreased by $25 million compared to the same period of 2011. The decrease in Electronics Adjusted EBITDA includes unfavorable volume and currency of $26 million and $10 million, respectively.  The decline in volumes reflected continued economic weakness in Europe and historical unfavorable customer sourcing actions associated with Vehicle Electronics products. Approximately three-quarters of the Electronics Adjusted EBITDA decline is associated with Vehicle Electronics products, primarily powertrain control modules. Adjusted EBITDA for all other Electronics products decreased $6 million reflecting material, manufacturing, and design cost savings in excess of customer price productivity more than offset by the impact of unfavorable currency primarily attributable to a weaker Euro and Indian Rupee.

Interiors Adjusted EBITDA was $185 million for the year ended December 31, 2012, representing a decrease of $39 million compared to the same period of 2011. The decrease in Interiors Adjusted EBITDA includes $46 million of unfavorable volume reflecting lower production volumes in Europe and South America, $14 million of unfavorable currency reflecting weaker Euro and Brazilian Real currencies and $6 million related to the non-recurrence of a 2011 Brazil land sale. These decreases were partially offset by favorable design and development cost recoveries of $15 million and material, design and other cost efficiencies more than offset customer price productivity.

In connection with the preparation of the December 31, 2012 financial statements, the Company determined that an indicator of impairment existed in relation to the net assets of its Interiors business, which approximated $140 million as of December 31, 2012.  Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing to run and operate the Interiors business and estimated cash flows associated with the potential sale of the Interiors business. As a result of the analysis, the Company concluded that the assets were recoverable and no impairment was recorded as of December 31, 2012. To the extent that a sale transaction becomes more likely to occur in future periods an impairment charge may be required and such charge could be material. As of December 31, 2012 the Company did not meet the specific criteria necessary for the Interiors assets to be considered held for sale.

Consolidated Results of Operations - 2011 Compared with 2010

The Company's consolidated results of operations for the year ended December 31, 2011, the three month Successor period ended December 31, 2010 and the nine month Predecessor period ended October 1, 2010 are provided in the table below.

	Successor		Predecessor
	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1
	2011	2010	2010	Change
	(Dollars in Millions)
Sales (including services)	$7,532	$1,778	$5,244	$510
Cost of sales (including services)	6,914	1,534	4,695	685
Gross margin	618	244	549	(175)
Selling, general and administrative expenses	387	107	263	17
Equity in net income of non-consolidated affiliates	168	41	105	22
Restructuring expenses	24	27	14	(17)
Interest expense, net	27	9	159	(141)
Reorganization gains, net	—	—	(938)	938
Other expense, net	11	13	26	(28)
Provision for income taxes	127	24	148	(45)
Net income from continuing operations	210	105	982	(877)
(Loss) income from discontinued operations	(56)	—	14	(70)
Net income	$154	$105	$996	$(947)
Net income attributable to Visteon Corporation	$80	$86	$940	$(946)
Adjusted EBITDA*	$685	$109	$505	$71

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

The Company's sales totaled $7,532 million for the year ended December 31, 2011, which represents an increase of $510 million when compared with the three-month Successor period and the nine-month Predecessor period in 2010. The increase included $625 million associated with higher production volumes in all regions and $358 million of favorable currency primarily attributable to the Euro and Korean Won currencies. These increases were partially offset by lower services revenue of $143 million as the Company ceased providing substantially all transition and other services to ACH in connection with a July 26, 2010 agreement between the Company, Visteon Global Technologies, Inc., ACH and Ford. Additional sales declines included $166 million due to divestitures and closures, $83 million for the Duckyang deconsolidation, and $81 million associated with price productivity net of commodity pricing and design actions.

Cost of Sales

Cost of sales totaled $6,914 million for the year ended December 31, 2011 for an increase of $685 million compared with the three-month Successor period and the nine-month Predecessor period in 2010. The increase includes $319 million of currency primarily driven by the Euro, Korean Won and Brazilian Real. Net volume and mix increased cost of sales by $390 million including increases in Asia for Climate, North America and Europe for Electronics and Europe and Asia for Interiors. Other increases include the non-recurrence of the 2010 U.S. OPEB termination impact of $198 million, increased depreciation and amortization of $57 million due to the impact of fresh-start accounting on asset values and non-production labor and overhead of $19 million for a European plant closure. Decreases include the impact of divestitures and closures of $150 million related to the exit of North America businesses as well as $82 million attributable to the deconsolidation of Duckyang. Other changes primarily relate to commodity pricing and design actions.

Gross Margin

The Company recorded gross margin of $618 million for the year ended December 31, 2011, which represents a decrease of $175 million when compared to the three-month Successor period and the nine-month Predecessor period in 2010. The decrease in gross margin was associated with the non-recurrence of the 2010 OPEB termination benefit of $198 million, increased depreciation due to asset values established under fresh start accounting $57 million, non-production labor and overhead associated with the Cadiz Electronics facility closure of $19 million, and other North America divestitures of $16 million, partially offset by favorable product mix and volumes of $88 million and favorable currency of $39 million. Other reductions represent price productivity net of commodity pricing and design actions.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $387 million during the year ended December 31, 2011. Selling, general, and administrative expenses were $107 million and $263 million during the three-month Successor period ended December 31, 2010 and the nine-month Predecessor period ended October 1, 2010, respectively. For the year ended December 31, 2011, selling, general and administrative expenses increased due to higher performance based incentive compensation of $12 million, intangible asset amortization of $10 million, currency impact of $10 million, and $5 million related to employee severance and termination benefits. These increases were partially offset by net administrative efficiencies of $16 million and the non-recurrence of 2010 OPEB termination expenses of $5 million.

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

Restructuring Expenses

The Company recorded restructuring expenses, net of reversals, of $24 million for the year ended December 31, 2011, compared to $27 million and $14 million for the three-month Successor period ended December 31, 2010 and the nine-month Predecessor period ended October 1, 2010, respectively. The following is a summary of the Company’s consolidated restructuring reserves and related activity for the year ended December 31, 2011. Information in the table below includes amounts associated with the Company's discontinued operations.

	Interiors	Climate	Electronics	Corporate	Total
	(Dollars in Millions)
Successor - December 31, 2010	$37	$2	$3	$1	$43
Expenses	7	3	24	—	34
Reversals	(7)	(1)	(2)	—	(10)
Exchange	2	—	(2)	—	—
Utilization	(33)	(3)	(4)	(1)	(41)
Successor - December 31, 2011	$6	$1	$19	$—	$26

During the year ended December 31, 2011 the Company recorded $7 million for employee severance and termination benefits in connection with previously announced exits of two European Interiors facilities. Utilization of $33 million relates to cash payments for the settlement of employee severance and termination benefits. The Company recovered approximately $18 million of such costs during 2011 in accordance with a customer support agreement. The Company reversed approximately $7 million of previously established accruals for employee severance and termination benefits at a European Interiors facility pursuant to a March 2011 contractual agreement to cancel the related social plan.

During 2011 the Company announced its intention to permanently cease production and to close the Cadiz Electronics facility. In connection with the announcement, the Company recorded $24 million of restructuring expenses primarily related to employee severance and termination benefits representing the minimum amount of employee separation costs pursuant to statutory regulations. A significant portion of these employee severance and termination benefits remained accrued on the consolidated balance sheet at December 31, 2011. The Company also reversed approximately $2 million of previously recorded restructuring accruals due to lower than estimated severance and termination benefit costs associated with the consolidation of the Company’s Electronics operations in South America.

Interest Expense, Net

Interest expense for the year ended December 31, 2011 of $48 million included $25 million associated with the 6.75% Senior Notes due April 15, 2019, $11 million associated with the $500 million secured term loan due October 1, 2017 which was repaid on April 16, 2011, $6 million related to affiliate debt and $6 million associated with commitment fees and amortization of debt issuance costs. Interest expense for the three-month Successor period ended December 31, 2010 of $15 million included $12 million associated with the $500 million secured term loan due October 1, 2017 and $3 million primarily on affiliate debt. During the nine-month Predecessor period ended October 1, 2010, interest expense was $169 million, including $152 million of contractual interest on the pre-petition $1.5 billion seven-year secured term loans, $4 million of adequate protection on the pre-petition ABL facility, $5 million on the DIP Credit Agreement and $8 million primarily on affiliate debt.

Other Expense, Net

Other expense, net consists of the following.

	Successor		Predecessor
	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1
	2011	2010	2010
	(Dollars in Millions)
Loss on debt extinguishment	$24	$—	$—
Reorganization-related costs, net	8	14	—
Transformation costs	7	—	—
Asset impairments	—	—	4
Deconsolidation gains	(8)	—	—
UK Administration recovery	(18)	—	—
Gain on sale of assets	(2)	(1)	22
	$11	$13	$26

The Company recorded reorganization-related costs, net of $8 million and $14 million for the year ended December 31, 2011 and three month Successor period ended December 31, 2010, respectively. On March 8, 2010, the Company completed the sale of substantially all of the assets of Atlantic Automotive Components, L.L.C. to JVIS Manufacturing LLC, an affiliate of Mayco International LLC. The Company recorded losses of approximately $21 million in connection with the sale of Atlantic assets.

Reorganization Gains, Net

Reorganization gains, net of $938 million for the nine-month Predecessor period ended October 1, 2010 include a gain of $956 million related to the extinguishment of certain pre-petition obligations pursuant to the Fifth Amended Joint Plan of Reorganization and a gain of $111 million related to the adoption of fresh-start accounting as of the Effective Date, which requires, among other things, that all assets and liabilities be recorded at fair value. These gains were partially offset by reorganization related costs of $129 million, principally related to professional fees. Immediately prior to the Effective Date, the Company had $3.1 billion of pre-petition obligations recorded as “Liabilities subject to compromise” that were addressed through the Company's Plan.

The settlement of Liabilities subject to compromise in accordance with the terms of the Plan is provided below.

	Liabilities Subject to Compromise September 30, 2010	Plan of Reorganization Adjustments	Reorganization Gain October 1, 2010
	(Dollars in Millions)
Debt	$2,490	$1,717	$773
Employee liabilities	324	218	106
Interest payable	183	160	23
Other claims	124	70	54
	$3,121	$2,165	$956

For additional information regarding the Chapter 11 Proceedings and related adoption of fresh start accounting see Note 3, “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code,” to the consolidated financial statements included under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Income Taxes

The Company's provision for income tax was $127 million for year ended December 31, 2011 and reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits, the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions, and other non-recurring tax items. Income tax expense was $24 million for the three-month Successor period ended December 31, 2010 and $148 million for the nine-month Predecessor period ended October 1, 2010. Income tax expense decreased by $45 million during the year ended December 31, 2011, primarily reflecting the non-recurrence of $47 million associated with the adoption of fresh-start accounting on October 1, 2010, $5 million related to uncertain tax positions, including interest and penalties, and $3 million related to the year-over-year changes in judgments associated with valuation allowances at foreign subsidiaries. During 2011 the Company recorded a tax benefit of $8 million attributable to the elimination of valuation allowances at its UK subsidiary. During 2010 the Company recorded a tax benefit of $5 million attributable to the elimination of valuation allowances at its India subsidiary. Other changes in the Company's valuation allowances did not materially impact net tax expense during the years ended December 31, 2011 or 2010. Tax law changes of $6 million and overall changes in the mix of earnings and tax rates between jurisdictions resulted in increases in income tax expense when comparing the year ended December 31, 2011 to the same period of 2010.

Discontinued Operations

Pursuant to the Lighting Transaction, the results of operations of the Lighting business have been reclassified to “Income from discontinued operations, net of tax” in the Consolidated Statements of Operations and are detailed as follows:

	Successor		Predecessor
	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1
	2011	2010	2010
	(Dollars in Millions)
Sales	$515	$109	$335
Cost of sales	490	109	319
Gross margin	25	—	16
Selling, general and administrative expenses	11	3	8
Asset impairments	66	—	—
Interest expense	2	1	1
Restructuring expenses	—	1	6
Other expense (income), net	2	—	(1)
Reorganization expenses, net	—	—	5
Income before income taxes	(56)	(5)	(3)
(Benefit) provision for income taxes	—	(5)	(17)
Net (loss) income from discontinued operations attributable to Visteon Corporation	$(56)	$—	$14

In connection with the preparation of the December 31, 2011 financial statements, the Company concluded that it had an indicator that the carrying value of the Company's Lighting assets may not be recoverable. Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing to run and operate the Lighting business and cash flows associated with other alternatives. As a result of the analysis the Company recorded a $66 million impairment charge in the fourth quarter of 2011, which was primarily related to property and equipment and was measured under a market approach. The amount of tax allocated to the 2011 discontinued operations reflects the inability to record a tax benefit for pre-tax losses, which includes the $66 million impairment charge referenced above, in the affected jurisdictions. The amount of tax allocated to both the Successor and the Predecessor periods during 2010 reflects the mix of earnings and differing tax rates between jurisdictions, the inability to record a tax benefit for pre-tax losses in certain jurisdictions, unrecognized tax benefits, including interest and penalties, and other non-recurring tax items. The 2010 Predecessor period includes $10 million of deferred tax benefit associated with the adoption of fresh-start accounting.

Net Income

Net income attributable to Visteon was $80 million for the year ended December 31, 2011 compared to $86 million for the three months ended December 31, 2010 and $940 million for the nine months ended October 1, 2010. Adjusted EBITDA (as defined below) was $685 million for the year ended December 31, 2011, representing an increase of $71 million when compared with Adjusted EBITDA of $109 million for the three months ended December 31, 2010 and $505 million for the nine months ended October 1, 2010. The increase in Adjusted EBITDA resulted from higher volumes of $108 million associated with all product groups across all regions and favorable currency of $24 million due to stronger Euro, Korean Won and Brazilian Real currencies. These increases were partially offset by $27 million of higher material costs associated with rising commodity prices, $17 million for divestitures and closures, $6 million attributable to commercial agreements, and customer productivity in excess of material and design efficiencies.

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

Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States (“GAAP”) and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. In addition, the Company uses Adjusted EBITDA (i) as a factor in incentive compensation decisions, (ii) to evaluate the effectiveness of the Company's business strategies and (iii) because the Company's credit agreements use measures similar to Adjusted EBITDA to measure compliance with certain covenants. Adjusted EBITDA, as determined and measured by the Company should not be compared to similarly titled measures reported by other companies. The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the year ended December 31, 2011, three months ended December 31, 2010 and nine months ended October 1, 2010 is as follows:

	Successor		Predecessor
	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1
	2011	2010	2010	Change
	(Dollars in Millions)
Adjusted EBITDA	$685	$109	$505	$71
Interest expense, net	27	9	159	(141)
Provision for income taxes	127	24	148	(45)
Depreciation and amortization	295	69	185	41
Restructuring expenses	24	27	14	(17)
Reorganization gains, net	—	—	(938)	938
Other expense, net	11	13	26	(28)
Other non-operating costs, net	30	(121)	(45)	196
Discontinued operations	91	2	16	73
Net income attributable to Visteon	$80	$86	$940	$(946)

Segment Results of Operations - 2011 compared with 2010

Product Sales

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Twelve months ended December 31, 2011 - Successor	$4,053	$1,367	$2,285	$(173)	$7,532
Three months ended December 31, 2010 - Successor	954	326	554	(57)	1,777
Nine months ended October 1, 2010 - Predecessor	2,660	935	1,641	(134)	5,102
Increase	$439	$106	$90	$18	$653

Twelve months ended December 31, 2011 - Successor
Volume and mix	$322	$82	$178	$43	$625
Currency	161	58	139	—	358
Divestitures and closures	—	(21)	(145)	—	(166)
Duckyang deconsolidation	—	—	(83)	—	(83)
Other	(44)	(13)	1	(25)	(81)
Total	$439	$106	$90	$18	$653

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

Electronics product sales increased during the year ended December 31, 2011 by $82 million associated with higher production volumes in North America, Asia, and South America of $96 million, $20 million, and $12 million, respectively, partially offset by lower production volumes in Europe of $45 million. Favorable currency, primarily related to the Euro and the Japanese Yen, further increased product sales by $58 million. The 2010 closure of the Company's Lansdale, Pennsylvania facility resulted in a $15 million reduction in sales and customer sourcing actions resulting in the closure of the Company's El Puerto de Santa Maria, Cadiz, Spain facility further reduced sales $6 million. Other changes, totaling $13 million, reflected price productivity, partially offset by increases in revenue related to commodity pricing and design actions.

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

Product Cost of Sales

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Twelve months ended December 31, 2011 - Successor	$3,702	$1,239	$2,146	$(173)	$6,914
Three months ended December 31, 2010 - Successor	836	237	517	(57)	1,533
Nine months ended October 1, 2010 - Predecessor	2,338	799	1,552	(134)	4,555
Increase	$528	$203	$77	$18	$826

Twelve months ended December 31, 2011 - Successor
Material	$355	$86	$83	$47	$571
Freight and duty	4	(4)	(2)	1	(1)
Labor and overhead	149	112	34	(19)	276
Depreciation and amortization	46	7	(1)	5	57
Other	(26)	2	(37)	(16)	(77)
Total	$528	$203	$77	$18	$826

Climate material costs increased $355 million, including $317 million related to higher production volumes and currency and $100 million related to higher aluminum, resin and other commodity costs and design changes, partially offset by $61 million of manufacturing efficiencies and purchasing improvements. Labor and overhead increased $149 million, including $76 million related to production volumes and currency, $55 million due to the non-recurrence of expense reductions associated with the termination of certain U. S. OPEB plans and $17 million related to higher manufacturing costs, net of efficiencies. Depreciation and amortization increased $46 million, including $18 million of intangible asset amortization, $5 million of accelerated depreciation associated with restructuring activities and the impact of fresh-start accounting on asset values. Other reductions in Climate product cost of sales includes the non-recurrence of a 2010 fresh-start accounting inventory revaluation expense of $13 million, currency of $9 million, and the non-recurrence of a 2010 German pension litigation expense of $6 million.

Electronics material costs increased $86 million, including $121 million related to production volumes and currency and $3 million related to the impact of commodity costs and design changes, partially offset by $27 million associated with manufacturing efficiencies and purchasing improvement efforts and $11 million related to the closures of the North Penn and Cadiz facilities. Labor and overhead increased $112 million, including $133 million due to the non-recurrence of expense reductions associated with the termination of certain U.S. OPEB plans, partially offset by $17 million of savings attributable to net manufacturing efficiencies and $5 million related to the closures of the North Penn and Cadiz facilities.

Interiors material costs increased $83 million, including $223 million related to production volumes and currency and $6 million related to the impact of resin commodity costs and design changes, partially offset by $133 million related to the deconsolidation of the Duckyang joint venture, the exit of the Company's North America Interiors operations, and the divestiture of the Rennes, France operation and $13 million related to manufacturing efficiencies and purchasing improvement efforts. Labor and overhead increased $34 million, including $43 million related to production volumes and currency, $25 million related to increases in manufacturing costs net of efficiencies, and $10 million due to the non-recurrence of expense reductions associated with the termination of certain U.S. OPEB plans, partially offset by $43 million associated with Duckyang, North America Interiors, and Rennes actions. Other reductions in Interiors product cost of sales of $37 million include lower engineering expenses of $8 million, the non-recurrence of a 2010 fresh-start accounting inventory revaluation expense of $7 million, a gain of $6 million associated with a Brazilian land sale, and the non-recurrence of a 2010 German pension litigation expense of $5 million.

Adjusted EBITDA

Effective April 1, 2012, the Company began utilizing Adjusted EBITDA as its primary segment operating measure. Adjusted EBITDA by segment for the year ended December 31, 2011, three-month Successor period ended December 31, 2010 and nine-month Predecessor period ended October 1, 2010 is presented below:

	Successor		Predecessor
	Year Ended December 31	Three Months Ended October 1	Nine Months Ended October 1
	2011	2010	2010	Change
	(Dollars in Millions)
Climate	$300	$57	$252	$(9)
Electronics	126	5	72	49
Interiors	224	45	149	30
Discontinued operations	35	2	32	1
Total consolidated	$685	$109	$505	$71

Changes in Adjusted EBITDA by global product line are presented in the table below:

	Climate	Electronics	Interiors	Total
	(Dollars in Millions)
Twelve months ended December 31, 2011 - Successor	$300	$126	$224	$650
Three months ended December 31, 2010 - Successor	57	5	45	107
Nine months ended October 1, 2010 - Predecessor	252	72	149	473
Increase/(Decrease)	$(9)	$49	$30	$70

Twelve months ended December 31, 2011 - Successor
Volume and mix	$77	$(12)	$8	$73
Currency	(1)	22	18	39
Other	(85)	39	4	(42)
Twelve months ended December 31, 2011 - Successor	$(9)	$49	$30	70
Discontinued operations				1
Total				$71

Climate Adjusted EBITDA for the year ended December 31, 2011 was $300 million, a decrease of $9 million compared to the three month Successor and nine month Predecessor periods of 2010. Customer price productivity and unfavorable manufacturing performance primarily in Europe more than offset material, design and other cost efficiencies which caused a decrease in Climate Adjusted EBITDA of approximately $70 million. Lower commercial agreements of $9 million, unfavorable currency and other cost inefficiencies also contributed to the decrease. Increased volumes in all regions of $77 million was a partial offset.

Electronics Adjusted EBITDA for the year ended December 31, 2011 was $126 million, an increase of $49 million compared to the three month Successor and nine month Predecessor periods of 2010. The increase includes $19 million of  favorable currency associated with a stronger Euro currency and favorable cost performance of $38 million attributable to lower engineering costs, and material and manufacturing cost efficiencies partially offset by customer pricing. Profits from unconsolidated subsidiaries also increased $4 million. These increases were partially offset by $12 million associated with the closure of Electronics facilities in North America and Europe.

Interiors Adjusted EBITDA for the year ended December 31, 2011 increased by $30 million compared to to the three month Successor and nine month Predecessor periods of 2010. Increased production volumes contributed $8 million to the increase resulting from higher volumes of $18 million in Asia and Europe partially offset by lower volumes in South America and a plant divestiture in Europe. Currency contributed $18 million to the increase driven by stronger Euro, Korean Won and Brazilian Real currencies. Higher equity in net income of non-consolidated affiliates and material cost efficiencies more than offset customer price productivity and manufacturing inefficiencies in Europe and South America, which resulted in additional increase of $4 million.

Cash Flows

Operating Activities
The Company generated $239 million of cash from operating activities during the year ended December 31, 2012, compared to $175 million during the same period of 2011 for an increase of $64 million. The increase is primarily attributable to higher cash dividends from non-consolidated affiliates of $58 million, lower bankruptcy claim settlement payments of $43 million, and lower employee benefit related payments of $24 million. Lower customer accommodation agreement receipts of $38 million and higher restructuring payments of $24 million were partial offsets.

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

Free Cash Flow and Adjusted Free Cash Flow are presented as supplemental measures of the Company's liquidity that management believes is useful to investors in analyzing the Company's ability to service and repay its debt. The Company defines Free Cash Flow as cash flow from operating activities less capital expenditures. The Company defines Adjusted Free Cash Flow as cash flow provided from operating activities less capital expenditures, as further adjusted for restructuring payments net of customer recoveries, transformation and reorganization-related payments. Not all companies use identical calculations, so this presentation of Free Cash Flow and Adjusted Free Cash Flow may not be comparable to other similarly titled measures of other companies. Free Cash Flow and Adjusted Free Cash are not recognized terms under GAAP and do not purport to be a substitute for cash flows from operating activities as a measure of liquidity. Free Cash Flow and Adjusted Free Cash Flow have limitations as analytical tools as they do not reflect cash used to service debt and does not reflect funds available for investment or other discretionary uses. In addition, the Company uses Free Cash Flow and Adjusted Free Cash Flow (i) as factors in incentive compensation decisions and (ii) for planning and forecasting future periods.

A reconciliation of Free Cash Flow and Adjusted Free Cash Flow to cash provided from operating activities is provided in the following table.

	Successor			Predecessor
	Year Ended December 31	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1
	2012	2011	2010	2010
	(Dollars in Millions)
Cash provided by operating activities	$239	$175	$154	$20
Capital expenditures	(229)	(258)	(92)	(117)
Free Cash Flow	$10	$(83)	$62	$(97)
Restructuring payments, net	46	18	5	35
Transformation and reorganization-related payments	46	67	44	291
Adjusted Free Cash Flow	$102	$2	$111	$229

Investing Activities

Cash used by investing activities during the year ended December 31, 2012 totaled $40 million, compared to $331 million for the same period in 2011 for a decrease of $291 million. Cash used by investing activities during the year ended December 31, 2012 included included $229 million of capital expenditures, partially offset by approximately $100 million of proceeds from the Lighting and R-Tek divestitures and $91 million of proceeds from asset sales primarily related to the Company's corporate headquarters. Cash used by investing activities during the year ended December 31, 2011 totaled $331 million, which included $258 million of capital expenditures, $52 million of cash deconsolidated from the Company's financial statements in connection with the Duckyang Share Sale, and $29 million for the acquisition of joint venture interests, partially offset by $14 million of proceeds from asset sales.

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

Financing Activities

Cash used by financing activities during the year ended December 31, 2012 totaled $115 million, compared to $3 million for the same period in 2011 for an increase of $112 million. Cash used by financing activities of $115 million during the year ended December 31, 2012 included $52 million related to the redemption of outstanding 6.75% Senior Notes due April 2019 at 103% of par, $50 million in share repurchases, and $27 million of dividends paid to non-controlling interests. Cash used by financing activities during the year ended December 31, 2011 totaled $3 million primarily resulting from the termination and payoff of the Term Loan, reorganization related professional fees and dividends paid to non-controlling interests, offset by issuance of the $500 million in senior notes, a reduction in restricted cash primarily related to the disbursement of previously escrowed funds to settle reorganization related rights offering and other financing fees and increases in affiliate debt. The Company's credit agreements contain restrictions regarding the amount of cash payments for dividends the Company may make.

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

Liquidity

Overview

The Company’s primary liquidity needs are related to the funding of general business requirements, including working capital requirements, capital expenditures, debt service, employee retirement benefits and restructuring actions. The Company funds its liquidity needs with cash flows from operating activities, a substantial portion of which is generated by the Company’s international subsidiaries. Accordingly, the Company utilizes a combination of cash repatriation strategies, including dividends, royalties, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet obligations globally. The Company’s ability to access funds from its subsidiaries using these repatriation strategies is subject to, among other things, customary regulatory and statutory requirements and contractual arrangements including joint venture agreements and local debt agreements. Additionally, such repatriation strategies may be adjusted or modified as the Company continues to, among other things, rationalize its business portfolio and cost structure. As of December 31, 2012, the Company had total cash balances of $845 million, including restricted cash of $20 million. Cash balances totaling $553 million were located in jurisdictions outside of the United States, of which approximately $160 million is considered permanently reinvested for funding ongoing operations outside of the U.S.  If such permanently reinvested funds are needed for operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

The Company's ability to fund its liquidity needs is dependent on the level, variability and timing of its customers' worldwide vehicle production, which may be adversely affected by many factors including, but not limited to, general economic conditions, specific industry conditions, financial markets, competitive factors and legislative and regulatory changes. During 2012, economic conditions in Europe remained weak and economic growth in China slowed relative to recent years of significant growth. Accordingly, the Company continues to closely monitor the macroeconomic environment and its impact on vehicle production volumes in relation to the Company's specific cash needs. Further, the Company's intra-year needs are impacted by seasonal effects in the industry, such as mid-year shutdowns, the subsequent ramp-up of new model production and the additional year-end shutdowns by primary customers. The Company's announcement of a comprehensive value creation plan in September 2012 also has created and is likely to continue to create both sources and uses of cash for the Company.

Significant Cash Sources and Availability

To the extent that the Company's liquidity needs exceed cash provided by its operating activities, the Company would look to cash balances on hand; cash available through existing financing vehicles such as the Company's asset-based revolving loan credit facility (the "Revolver"), the sale of businesses or other assets as permitted under credit agreements, affiliate working capital lines of credit, other contractual arrangements, and potential additional capital through debt or equity markets. As of December 31, 2012, there were no outstanding borrowings under the Revolver, which had available borrowings of $149 million. The Revolver requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, and contains customary events of default. Cash available to the Company under the Revolver is subject to a borrowing base which may be impacted by potential sale agreements. On January 28, 2013, the Company entered into an amendment to the Revolver to permit, among other things, the sale of certain Climate operations to Halla Climate Control Corporation. In anticipation of the associated reduction in collateral, the Company also reduced its commitment amount under the Revolver from $175 million to $130 million. On July 3, 2012, Visteon amended its revolving loan credit agreement to, among other things, reduce the aggregate lending commitment to $175 million in anticipation of the Lighting Transaction, permit the Korean Bridge Loan, and modify certain covenants. The Company also amended the revolving loan credit agreement on April 3, 2012 to permit the sale and leaseback of the Company's corporate headquarters and the Lighting Transaction. Availability under affiliate working capital lines of credit totaled $245 million as of December 31, 2012. In addition to affiliate working capital lines of credit the Company has an arrangement, through a subsidiary in France, to sell accounts receivable on an uncommitted basis. The amount of financing available is contingent upon the amount of receivables less certain reserves. On December 31, 2012, there was $15 million of outstanding borrowings under this facility with $49 million of receivables pledged as security, which are recorded as “Other current assets” on the consolidated balance sheet.

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. On July 5, 2012, following the announcement of the Korean tender offer, Moody's and S&P reaffirmed the Company's corporate ratings, although Moody's changed the 6.75% Senior Notes due April 2019 unsecured bond B2 rating outlook to negative. On December 11, 2012,

Moody's reaffirmed the Company's corporate ratings and changed the outlook of the 2019 unsecured bond B2 rating outlook back to stable. Moody's cited the expectation that the Company will not undertake further action to acquire the remaining 30 percent of the public shares of its Korean affiliate that would have resulted in the Company's existing rated debt being structurally subordinate to the new Korean debt used to purchase the shares. At December 31, 2012, the Company's corporate credit ratings were B1 and B+ by Moody's and S&P, respectively, both with a stable outlook.

Business divestiture and asset sale transactions provided $191 million in net cash proceeds during 2012. During the third quarter of 2012, the Company completed the the sale of its Lighting operations for proceeds of $70 million, completed the sale of its 50% ownership interest in R-Tek Ltd., a UK-based Interiors joint venture, for proceeds of approximately $30 million and completed the sale of other corporate assets for proceeds of approximately $8 million. In April 2012, the Company completed the sale of its corporate headquarters facility for approximately $80 million in cash and entered an arrangement to lease the facility back over a 15 year period.

In January 2013, Halla purchased certain subsidiaries and intellectual property relating to Visteon's global climate business for a total purchase price of $410 million. In January 2013, the Company completed the sale of its 50% equity interest in Visteon TYC Corporation for proceeds of approximately $17 million. In February 2013, the Company entered into an agreement to sell its 20% equity interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd. for cash proceeds of approximately $20 million.

Cash proceeds are generally allocated for reinvestment purposes as required by corporate credit agreements. Allocation of proceeds to investment allows additional cash sources to be available to fund operating liquidity and potentially balance sheet enhancement activities.

Significant Cash Uses and Other Considerations

On July 30, 2012, the Company's board of directors authorized the repurchase of up to $100 million of the Company's common stock over the subsequent two year period. On January 11, 2013, the Company's board of directors authorized the purchase of up to an additional $200 million of the Company's common stock until January 1, 2015. The Company anticipates that repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors. In the fourth quarter 2012, the Company repurchased 1,005,559 shares of its outstanding common stock at an average price of $49.72 per share, excluding commissions, for the aggregate purchase price of $50 million.

On November 1, 2012, the Company announced a $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. At December 31, 2012 the Company had restructuring accruals totaling $39 million, which are expected to be settled in cash during 2013 including $35 million associated with activities under the program announced on November 1, 2012. The Company anticipates that it will record additional restructuring and other charges related to this program of up to $65 million in future periods as related plans are finalized. The Company estimates cash requirements for restructuring programs during the year ending December 31, 2013, to be approximately $100 million.

In June 2012, the Korean tax authorities commenced a review of the Company's 70% owned and consolidated subsidiary, Halla Climate Control Corporation, for the tax years 2007 through 2011. In October 2012, the tax authorities issued a pre-assessment of approximately $19 million for alleged underpayment of withholding tax on dividends paid and other items, including certain management service fees charged by Visteon. This pre-assessment was subsequently finalized and a formal notice of assessment was received in January 2013. The Company intends to file an appeal with the Korean Tax Tribunal. Accordingly, a payment of $18 million was made in February 2013 as required under Korean tax regulation to pursue the appeals process. The Company believes it is more likely than not it will receive a favorable ruling when all of the available appeals have been exhausted.

The Company expects to make cash contributions to its U.S. retirement plans of $3 million in 2013. Contributions to non-U.S. retirement plans are expected to be $30 million during 2013. Estimated cash contributions for 2014 through 2016 under current regulations and market assumptions are approximately $182 million.

Debt and Capital Structure

Information related to the Company’s debt and related agreements is set forth in Note 12, “Debt” to the consolidated financial statements which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Information related to the Company’s stockholders’ equity is set forth in Note 17 “Stockholders’ Equity and Non-controlling Interests” to the consolidated financial statements which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company’s short and long-term debt consists of the following:

		Weighted Average Interest Rate		Carrying Value
	Maturity	2012	2011	2012	2011
				(Dollars in Millions)
Short-term debt
Current portion of long-term debt		8.9%	5.3%	$3	$1
Short-term borrowings		3.3%	4.1%	93	86
Total short-term debt				$96	$87

Long-term debt
6.75% Senior notes	2019	6.75%	6.75%	445	494
Other	2014-2017	8.5%	10.2%	28	18
Total long-term debt				$473	$512

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

The Senior Notes were issued under an Indenture (the “Indenture”), among the Company, the subsidiary guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Indenture and the form of Senior Notes provide, among other things, that the Senior Notes will be senior unsecured obligations of the Company. Interest is payable on the Senior Notes on April 15 and October 15 of each year beginning on October 15, 2011 until maturity. Each of the Company’s existing and future 100% owned domestic restricted subsidiaries that guarantee debt under the Company’s Revolver will guarantee the Senior Notes.

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

Prior to April 15, 2014, the Company has the option to redeem up to 10% of the Senior Notes during any 12-month period from issue date until April 15, 2014 for a 103% redemption price, plus accrued and unpaid interest to the redemption date. In December 2012, the Company exercised this right and repurchased $50 million (10%) of its Senior Notes. The Company recorded a $2 million loss on extinguishment of debt in 2012 related to the premium paid on the debt redemption. The Company also has the option to redeem a portion or all of the Senior Notes subject to a make-whole provision.

Beginning April 15, 2014, the Indenture allows for part of all of the Senior Notes to be redeemed at the following redemption prices (plus accrued and unpaid interest to the redemption date) during the 12 month period beginning on April 15 of the indicated years: 2014 at 105.063%, 2015 at 103.375%, 2016 at 101.688%, and 2017 and thereafter at 100.000%. The Indenture also contains optional redemption rights related to the proceeds from equity offerings.

Affiliate Debt

As of December 31, 2012, the Company had affiliate debt of $124 million primarily related to the Company’s non-U.S. operations, with $96 million and $28 million classified as short-term and long-term debt, respectively.  Included in the affiliate debt is an arrangement, through a subsidiary in France, to sell accounts receivable on an uncommitted basis. The amount of financing available is contingent upon the amount of receivables less certain reserves. On December 31, 2012, there was $15 million of outstanding borrowings under this facility with $49 million of receivables pledged as security, which are recorded as “Other current assets” on the consolidated balance sheet.

In January 2013, Halla entered into two unsecured bilateral term loan credit agreements with aggregate available borrowings of approximately $195 million, all of which was drawn in January 2013. Both credit agreements mature in May 2016 and are subject to financial covenant tests of total debt to EBITDA of 3.2x and a net interest coverage test of not less than 3x.

Other Debt

In December 2012, the Company entered into a sale-leaseback arrangement for land and buildings located in Chihuahua, Mexico. In connection with the transaction, the Company received proceeds of $19 million and entered into an agreement to lease the land and buildings back over a 5 year period. This sale-leaseback is being accounted for as a financing arrangement, and the cash proceeds have been recorded as debt.

On July 4, 2012 the Company commenced a tender offer to purchase the remaining 30 percent of Halla. In connection with the tender offer, Visteon, through its wholly-owned Korean subsidiary Visteon Korea Holdings Corp., entered into a fully committed Korean debt facility of 1 trillion Korean Won ("KRW") or $881 million (the "Bridge Loan"), under which Visteon Korea Holdings Corp. borrowed 925 billion KRW or $815 million. The Bridge Loan was secured by a pledge of all of the shares of capital stock of Halla owned directly or indirectly by Visteon. On July 3, 2012, the Company entered into an amendment to the revolving loan credit agreement, to among other things, permit the the Bridge Loan and to reduce the aggregate lending commitment to $175 million reflecting the anticipation of the Lighting Transaction and sale of the Company's corporate headquarters.

On July 30, 2012, Visteon Korea Holdings Corp. repaid approximately 910 billion KRW or $800 million of previously borrowed amounts under the Bridge Loan. On August 24, 2012, Visteon Korea Holdings Corp. permanently reduced the available commitments under the Bridge Loan as amended and completed repayment of all outstanding loan amounts on August 28, 2012 as was allowed without penalty after following certain advance notice and other procedures. The Company incurred debt extinguishment costs of approximately $4 million and interest of $5 million during 2012 in connection with this financing arrangement.

Shareholder's Equity

On July 30, 2012, the Company's board of directors authorized the repurchase of up to $100 million of the Company's common stock over the subsequent two year period. On January 11, 2013, the Company's board of directors authorized the purchase of up to an additional $200 million of the Company's common stock until January 1, 2015. The Company anticipates that repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors. In 2012, the Company repurchased 1,005,559 shares of its outstanding common stock at an average price of $49.72 per share, excluding commissions, for the aggregate purchase price of $50 million.

Off-Balance Sheet Arrangements

The Company has guaranteed approximately $54 million of subsidiary lease payments under various arrangements generally spanning from one to ten years in duration, and approximately $6 million of affiliate credit lines and other credit support agreements. During January 2009, the Company reached an agreement with the PBGC pursuant to U.S. federal pension law provisions that permit the agency to seek protection when a plant closing results in termination of employment for more than 20 percent of employees covered by a pension plan. In connection with this agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million, the term of this guarantee is dependent upon certain contingent events as set forth in the PBGC Agreement. These guarantees have not had, nor does the Company expect they are reasonably likely to have, a material current or future effect on the Company’s financial position, results of operations or cash flows.

The Company has a $15 million Letters of Credit ("LOC") Facility with US Bank National Association, which expires September 30, 2013. Under the terms of the LOC facility the Company must maintain a collateral account with U.S. Bank equal to 103% of the aggregated stated amount of the LOCs with reimbursement for any draws. As of December 31, 2012, the Company had $9 million of outstanding letters of credit issued under this facility and secured by restricted cash. In addition, the Company had $14 million of locally issued letters of credit to support various customs arrangements and other obligations at its local affiliates of which $6 million are secured by cash collateral.

Contractual Obligations

The following table summarizes the Company's contractual obligations existing as of December 31, 2012:

	Total	2013	2014-2015	2016-2017	2018 & After
Debt, including capital leases	$569	$96	$10	$18	$445
Purchase obligations	246	188	42	15	1
Interest payments on long-term debt	194	36	65	63	30
Operating leases	189	30	47	31	81
Total contractual obligations	$1,198	$350	$164	$127	$557

This table excludes amounts related to the Company's income tax liabilities associated with uncertain tax positions impacting the effective rate of $71 million as of December 31, 2012 as the Company is unable to make reasonable estimates for the periods in which these liabilities may become due. The Company does not expect a significant payment related to these obligations to be made within the next twelve months.

Critical Accounting Estimates

The Company’s consolidated financial statements and accompanying notes as included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Accordingly, the Company’s significant accounting policies have been disclosed in the consolidated financial statements and accompanying notes under Note 2 “Significant Accounting Policies.” The Company provides enhanced information that supplements such disclosures for accounting estimates when the estimate involves matters that are highly uncertain at the time the accounting estimate is made and different estimates or changes to an estimate could have a material impact on the reported financial position, changes in financial condition or results of operations.

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

The value of a business is subject to uncertainties and contingencies that are difficult to predict and will fluctuate with changes in factors affecting the prospects of such a business. The Company’s financial projections, which are a significant input to the determination of reorganization value, are based on projected market conditions and other estimates and assumptions including, but not limited to, general business, economic, competitive, regulatory, market and financial conditions, all of which are difficult to predict and generally beyond the Company’s control. Estimates of reorganization value, enterprise value and fair values of assets and liabilities are inherently subject to significant uncertainties and contingencies and there can be no assurance that these estimates and related assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially. For additional information regarding the Chapter 11 Proceedings and related adoption of fresh start accounting see Note 3, “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code,” to the consolidated financial statements included under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Pension Plans

Many of the Company’s employees participate in defined benefit pension plans or retirement/termination indemnity plans. The Company has approximately $528 million in unfunded pension liabilities as of December 31, 2012, of which approximately $279 million and $249 million are attributable to U.S. and non-U.S. pension plans, respectively. The determination of the Company’s obligations and expense for its pension plans is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Selected assumptions are described in Note 13 “Employee Retirement Benefits” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which are incorporated herein by reference, including the discount rate, expected long-term rate of return on plan assets and rate of increase in compensation.

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense in future periods. Therefore, assumptions used to calculate benefit obligations as of the annual measurement date directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits as of December 31, 2012 are as follows:

•
    Long-term rate of return on plan assets: The expected long-term rate of return is used to calculate net periodic pension cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time the expected long-term rate of return on plan assets is designed to approximate actual returns. The expected long-term rate of return for pension assets has been estimated based on various inputs, including historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market returns, inflation and other variables.

In determining its pension expense for 2012, the Company used long-term rates of return on plan assets ranging from 2.3% to 10.25% outside the U.S. and 7% in the U.S. The Company has set the assumptions for its 2013 pension expense which range from 2.2% to 8.25% outside the U.S. and 7% in the U.S. Actual returns on U.S. pension assets for 2012, 2011 and 2010 were 9.6%, 18.2% and 18.4%, respectively, compared to the expected rate of return assumption of 7%, 7.5%, and 7.7% respectively, for each of those years. The Company’s market-related value of pension assets reflects changes in the fair value of assets over a five-year period, with a one-third weighting to the most recent year. Market-related value was reset to fair value at October 1, 2010.

•
    Discount rate: The discount rate is used to calculate pension obligations. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from 1.5% to 8.25% to determine its pension and other benefit obligations as of December 31, 2012, including weighted average discount rates of 3.95% for U.S. pension plans, and 4.1% for non-U.S. pension plans.

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension benefit obligations and its future expense.

The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2012 funded status and 2013 pre-tax pension expense:

	Impact on U.S. 2013 Pre-tax Pension Expense	Impact on U.S. Plan 2012 Funded Status	Impact on Non-U.S. 2013 Pre-tax Pension Expense	Impact on Non-U.S. Plan 2012 Funded Status
25 basis point decrease in discount rate (a) (b)	- $2 million	-$40 million	+$2 million	-$28 million
25 basis point increase in discount rate (a) (b)	+ $1 million	+$38 million	-$1 million	+$26 million
25 basis point decrease in expected return on assets (a)	+$2 million		+$1 million
25 basis point increase in expected return on assets (a)	-$2 million		-$1 million
____________
(a) Assumes all other assumptions are held constant.
(b) Excludes impact of assets used to hedge discount rate volatility.

Impairment of Goodwill, Long-Lived Assets and Certain Identifiable Intangibles

The Company performs either a qualitative or quantitative assessment of goodwill for impairment at the reporting unit level on an annual basis. Impairment testing is also required if an event or circumstance indicates that an impairment is more likely than not to have occurred. The qualitative assessment considers several factors at the reporting unit level including the excess of fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market and industry metrics, actual performance compared to forecast performance, and the current outlook on the business. If the qualitative assessment indicates it is more likely than not that goodwill is impaired, the reporting unit is quantitatively tested for impairment. To quantitatively test goodwill for impairment, the fair value of each reporting unit is determined and compared to its carrying value. If the carrying value exceeds fair value, then impairment may exist and further evaluation is required. Estimated fair values are based on the projected future discounted cash flows. The company assesses the reasonableness of these estimated fair values using market based multiples of comparable companies. If the carrying value exceeds the fair value, an impairment loss is measured and recognized. Goodwill fair value measurements are classified within Level 3 of the fair value hierarchy, which are generally determined using unobservable inputs.

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

Product Warranty and Recall

The Company accrues for warranty obligations for products sold based on management estimates, with support from the Company’s sales, engineering, quality and legal functions, of the amount that eventually will be required to settle such obligations. This accrual is based on several factors, including contractual arrangements, past experience, current claims, production changes, industry developments and various other considerations. The Company accrues for product recall claims related to potential financial participation in customer actions to provide remedies as a result of actual or threatened regulatory or court actions or the Company’s determination of the potential for such actions. The Company's accrual for recall claims is based on specific facts and circumstances underlying individual claims with support from the Company’s engineering, quality and legal functions. Amounts accrued are based upon management’s best estimate of the amount that will ultimately be required to settle such claims.

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

Recent Accounting Pronouncements

See Note 1 “Description of Business” to the accompanying consolidated financial statements under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

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
Foreign Currency Risk

The Company's net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to protect the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company's primary hedged operating exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint, Indian Rupee and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of December 31, 2012, the net fair value of foreign currency forward contracts was an asset of $21 million while at December 31, 2011, the net fair value of forward contracts was a liability of $16 million.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $55 million and $74 million as of December 31, 2012 and 2011, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into foreign exchange contracts to mitigate this exposure.
Interest Rate Risk

The Company is subject to interest rate risk, principally in relation to fixed rate debt. The Company may use derivative financial instruments to manage exposure to fluctuations in interest rates. However, as of December 31, 2012, the Company had no outstanding interest rate derivative instruments.
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
Approximately 85% and 87% of the Company's borrowings were effectively on a fixed rate basis as of December 31, 2012 and December 31, 2011, respectively. The Company continues to evaluate its interest rate exposure and may use swaps or other derivative instruments again in the future.
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

Item 8.	Financial Statements and Supplementary Data

Visteon Corporation and Subsidiaries

Index to Consolidated Financial Statements

Page No.
Management's Report on Internal Control Over Financial Reporting	53
Reports of Independent Registered Public Accounting Firm	54
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, the three months ended December 31, 2010 and the nine months ended October 1, 2010	58
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011, the three months ended December 31, 2010 and the nine months ended October 1, 2010	59
Consolidated Balance Sheets as of December 31, 2012 and 2011	60
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, the three months ended December 31, 2010, and the nine months ended October 1, 2010	61
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2012 and 2011, the three months ended December 31, 2010 and the nine months ended October 1, 2010	62
Notes to Consolidated Financial Statements	63

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“the COSO Framework”) of the Treadway Commission. Based on the evaluation performed under the COSO Framework as of December 31, 2012, management has concluded that the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Visteon Corporation

We have audited Visteon Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Visteon Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Visteon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Visteon Corporation as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in equity (deficit), and cash flows for the year then ended and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Visteon Corporation

We have audited the accompanying consolidated balance sheet of Visteon Corporation as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in equity (deficit), and cash flows for the year then ended. Our audit also included the 2012 amounts in the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Visteon Corporation at December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein for the year ended December 31, 2012.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Visteon Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
February 28, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Visteon Corporation

In our opinion, the accompanying consolidated balance sheet as of December 31, 2011 and the related consolidated statement of operations, comprehensive income, shareholders' equity (deficit) and cash flows for the year ended December 31, 2011 and the three months ended December 31, 2010 present fairly, in all material respects, the financial position of Visteon Corporation and its subsidiaries (Successor Company) at December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011 and the three months ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) for the year ended December 31, 2011 and the three months ended December 31, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 4 to the consolidated financial statements, in March 2012, the Company entered into an agreement to sell certain assets and liabilities of the Lighting operation. As the Lighting operation represents a component of the Company's business, the results of operations for the Lighting business have been reclassified to Income (Loss) from Discontinued Operations for the year ended December 31, 2011 and the three-months ended December 31, 2010.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 27, 2012, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the presentation of discontinued operations discussed in Note 4 and the adoption of the new comprehensive income disclosures discussed in Note 1, as to which the date is May 2, 2012 and the change in the presentation of the segment disclosures as discussed in Note 22, as to which the date is February 28, 2013.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Visteon Corporation

In our opinion, the accompanying statement of operations, comprehensive income, shareholders' equity (deficit) and cash flows for the nine-months ended October 1, 2010 present fairly, in all material respects, the results of operations and cash flows of Visteon Corporation and its subsidiaries (Predecessor Company) for the nine-months ended October 1, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) for the nine-months ended October 1, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 4 to the consolidated financial statements, in March 2012, the Company entered into an agreement to sell certain assets and liabilities of the Lighting operation. As the Lighting operation represents a component of the Company's business, the results of operations for the Lighting business have been reclassified to Income (Loss) from Discontinued Operations for the nine-months ended October 1, 2010.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
March 9, 2011, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the change in reportable segments discussed in Note 22, as to which the date is August 4, 2011, the presentation of the condensed consolidating financial information of the guarantor subsidiaries discussed in Note 23, as to which the date is November 10, 2011, the presentation of discontinued operations discussed in Note 4 and the adoption of the new comprehensive income disclosures discussed in Note 1, as to which the date is May 2, 2012 and the change in the presentation of the segment disclosures as discussed in Note 22, as to which the date is February 28, 2013.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
	Year Ended December 31	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1
	2012	2011	2010	2010
	(Dollars in Millions, Except Per Share Amounts)
Net sales
Products	$6,857	$7,532	$1,777	$5,102
Services	—	—	1	142
	6,857	7,532	1,778	5,244
Cost of sales
Products	6,268	6,914	1,533	4,555
Services	—	—	1	140
	6,268	6,914	1,534	4,695
Gross margin	589	618	244	549
Selling, general and administrative expenses	369	387	107	263
Equity in net income of non-consolidated affiliates	226	168	41	105
Restructuring expenses	79	24	27	14
Interest expense	49	48	15	169
Interest income	(14)	(21)	(6)	(10)
Reorganization gains, net	—	—	—	(938)
Other expense, net	41	11	13	26
Income before income taxes	291	337	129	1,130
Provision for income taxes	121	127	24	148
Net income from continuing operations	170	210	105	982
(Loss) income from discontinued operations, net of tax	(3)	(56)	—	14
Net income	167	154	105	996
Net income attributable to non-controlling interests	67	74	19	56
Net income attributable to Visteon Corporation	$100	$80	$86	$940

Basic earnings (loss) per share
Continuing operations	$1.95	$2.65	$1.71	$7.10
Discontinued operations	(0.06)	(1.09)	—	0.11
Basic earnings per share attributable to Visteon Corporation	$1.89	$1.56	$1.71	$7.21

Diluted earnings (loss) per share
Continuing operations	$1.93	$2.62	$1.66	$7.10
Discontinued operations	(0.05)	(1.08)	—	0.11
Diluted earnings per share attributable to Visteon Corporation	$1.88	$1.54	$1.66	$7.21

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Successor			Predecessor
	Year Ended December 31	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1
	2012	2011	2010	2010
	(Dollars in Millions)
Net income	$167	$154	$105	$996
Other comprehensive (loss) income
Foreign currency translation adjustments	73	(53)	3	20
Benefit plans, net of tax (a)	(134)	(26)	51	(232)
Unrealized hedging gain (loss) and other, net of tax (b)	22	(9)	(1)	5
Other comprehensive (loss) income, net of tax	(39)	(88)	53	(207)
Comprehensive income	128	66	158	789
Comprehensive income attributable to non-controlling interests	93	61	22	65
Comprehensive income attributable to Visteon Corporation	$35	$5	$136	$724
(a) Other comprehensive (loss) income is net of a $11 million tax effect and a $29 million tax effect related to benefit plans for the year ended December 31, 2012 and the nine-month Predecessor period ended October 1, 2010, respectively.
(b) Other comprehensive (loss) income is net of a $6 million tax effect and a $2 million tax effect related to unrecognized hedging gains (loss) and other for the years ended December 31, 2012 and 2011, respectively.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2012	2011
	(Dollars in Millions)
ASSETS
Cash and equivalents	$825	$723
Restricted cash	20	23
Accounts receivable, net	1,162	1,071
Inventories, net	385	381
Other current assets	271	291
Total current assets	2,663	2,489

Property and equipment, net	1,326	1,412
Equity in net assets of non-consolidated affiliates	756	644
Intangible assets, net	332	353
Other non-current assets	79	71
Total assets	$5,156	$4,969

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$96	$87
Accounts payable	1,027	1,010
Accrued employee liabilities	175	189
Other current liabilities	254	267
Total current liabilities	1,552	1,553

Long-term debt	473	512
Employee benefits	571	495
Deferred tax liabilities	181	187
Other non-current liabilities	238	225

Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding at December 31, 2012 and 2011)	—	—
Common stock (par value $0.01, 250 million shares authorized, 54 million and 52 million shares issued, 52 million and 52 million shares outstanding at December 31, 2012 and 2011, respectively)	1	1
Stock warrants	10	13
Additional paid-in capital	1,269	1,165
Retained earnings	266	166
Accumulated other comprehensive loss	(90)	(25)
Treasury stock	(71)	(13)
Total Visteon Corporation stockholders’ equity	1,385	1,307
Non-controlling interests	756	690
Total equity	2,141	1,997
Total liabilities and equity	$5,156	$4,969

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
	Year Ended December 31	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1
	2012	2011	2010	2010
	(Dollars in Millions)
Operating Activities
Net income	$167	$154	$105	$996
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	259	316	73	207
Asset impairments	24	66	—	4
Equity in net income of non-consolidated affiliates, net of dividends remitted	(122)	(122)	(41)	(92)
Pension and OPEB, net	—	—	(146)	(41)
Reorganization items	—	—	—	(933)
Stock-based compensation	25	39	20	1
Other non-cash items	7	20	29	60
Changes in assets and liabilities:
Accounts receivable	(38)	(110)	(53)	(79)
Inventories	(26)	(33)	5	(75)
Accounts payable	(26)	(25)	174	55
Other assets and other liabilities	(31)	(130)	(12)	(83)
Net cash provided from operating activities	239	175	154	20
Investing Activities
Capital expenditures	(229)	(258)	(92)	(117)
Joint venture deconsolidation	—	(52)	—	—
Proceeds from asset sales and business divestitures	191	14	16	45
Other	(2)	(35)	—	(3)
Net cash used by investing activities	(40)	(331)	(76)	(75)
Financing Activities
Short-term debt, net	5	17	6	(9)
Cash restriction, net	—	51	16	43
Payments on DIP facility, net of issuance costs	—	—	—	(75)
Proceeds from rights offering, net of issuance costs	—	(33)	—	1,190
Proceeds from issuance of debt, net of issuance costs	831	503	—	481
Principal payments on debt	(824)	(513)	(61)	(1,651)
Repurchase of long-term notes	(52)	—	—	—
Repurchase of common stock	(50)	—	—	—
Dividends paid to non-controlling interests	(27)	(31)	—	(19)
Other	2	3	(1)	(2)
Net cash used by financing activities	(115)	(3)	(40)	(42)
Effect of exchange rate changes on cash and equivalents	18	(23)	1	1
Net increase (decrease) in cash and equivalents	102	(182)	39	(96)
Cash and equivalents at beginning of period	723	905	866	962
Cash and equivalents at end of period	$825	$723	$905	$866
Supplemental Disclosures:
Cash paid for interest	$48	$51	$5	$179
Cash paid for income taxes, net of refunds	$133	$127	$20	$83
See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Stock Warrants	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
	(Dollars in Millions)
Balance at January 1, 2010 - Predecessor	$131	$127	$3,407	$(4,576)	$142	$(3)	$(772)	$317	$(455)
Net income	—	—	—	940	—	—	940	56	996
Other comprehensive (loss) income	—	—	—	—	(216)	—	(216)	9	(207)
Stock-based compensation, net	—	—	1	—	—	—	1	—	1
Cash dividends	—	—	—	—	—	—	—	(23)	(23)
Reorganization and fresh-start adjustments	(130)	(86)	(2,345)	3,636	74	3	1,152	308	1,460
Balance at October 1, 2010 - Successor	$1	$41	$1,063	$—	$—	$—	$1,105	$667	$1,772
Net income	—	—	—	86	—	—	86	19	105
Other comprehensive income	—	—	—	—	50	—	50	3	53
Stock-based compensation, net	—	—	21	—	—	(5)	16	—	16
Warrant exercises	—	(12)	15	—	—	—	3	—	3
Other	—	—	—	—	—	—	—	1	1
Balance at December 31, 2010 - Successor	$1	$29	$1,099	$86	$50	$(5)	$1,260	$690	$1,950
Net income	—	—	—	80	—	—	80	74	154
Other comprehensive loss	—	—	—	—	(75)	—	(75)	(13)	(88)
Stock-based compensation, net	—	—	41	—	—	(8)	33	—	33
Warrant exercises	—	(16)	25	—	—	—	9	—	9
Cash dividends	—	—	—	—	—	—	—	(32)	(32)
Deconsolidation	—	—	—	—	—	—	—	(29)	(29)
Balance at December 31, 2011 - Successor	$1	$13	$1,165	$166	$(25)	$(13)	$1,307	$690	$1,997
Net income	—	—	—	100	—	—	100	67	167
Other comprehensive income	—	—	—	—	(65)	—	(65)	26	(39)
Stock-based compensation, net	—	—	26	—	—	(8)	18	—	18
Common stock contribution to U.S pension plans	—	—	73	—	—	—	73	—	73
Repurchase of shares of common stock	—	—	—	—	—	(50)	(50)	—	(50)
Warrant exercises	—	(3)	5	—	—	—	2	—	2
Cash dividends	—	—	—	—	—	—	—	(27)	(27)
Balance at December 31, 2012 - Successor	$1	$10	$1,269	$266	$(90)	$(71)	$1,385	$756	$2,141

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business

Visteon Corporation (the “Company” or “Visteon”) is a global supplier of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”). The Company’s operations are organized by global product lines including Climate, Electronics and Interiors and are conducted through a network of manufacturing operations, technical centers and joint ventures in every major geographic region of the world.

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

The Company adopted fresh-start accounting upon emergence from the Chapter 11 Proceedings and became a new entity for financial reporting purposes as of the Effective Date. Therefore, the consolidated financial statements for the reporting entity subsequent to the Effective Date (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to the Effective Date (the “Predecessor”). Additional details regarding the adoption of fresh-start accounting are included herein under Note 3, “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code.”

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation: The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") on a going concern basis, which contemplates the continuity of operations, realization of assets and satisfaction of liabilities in the normal course of business.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries that are more than 50% owned and over which the Company exercises control. Investments in affiliates of greater than 20% and for which the Company does not exercise control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein.

Reclassifications: Certain prior period amounts have been reclassified to conform to current period presentation.

Revenue Recognition:  The Company records revenue when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured. The Company delivers products and records revenue pursuant to commercial agreements with its customers generally in the form of an approved purchase order, including the effects of contractual customer price productivity. The Company does negotiate discrete price changes with its customers, which are generally the result of unique commercial issues between the Company and its customers. The Company records amounts associated with discrete price changes as a reduction to revenue when specific facts and circumstances indicate that a price reduction is probable and the amounts are reasonably estimable. The Company records amounts associated with discrete price changes as an increase to revenue upon execution of a legally enforceable contractual agreement and when collectibility is reasonably assured.

Foreign Currency: Assets and liabilities of the Company’s non-U.S. businesses are translated into U.S. Dollars at end-of-period exchange rates and the related translation adjustments are recorded in Accumulated other comprehensive loss in the consolidated balance sheets. The effects of remeasuring assets and liabilities of the Company’s non-U.S. businesses that use the U.S. Dollar as their functional currency are recorded as transaction gains and losses in the consolidated statements of operations. Income and expense accounts of the Company’s non-U.S. businesses are translated into U.S. Dollars at average-period exchange rates and are reflected in the consolidated statements of operations. Additionally, gains and losses resulting from transactions denominated in a currency other than the functional currency are recorded as transaction gains and losses in the consolidated statements of operations. Net transaction gains and losses decreased net income by $5 million and $4 million in the year ended December 31, 2012 and 2011, respectively. Net transaction gains and losses increased net income by less than $1 million in the three months ended December 31, 2010 and $12 million in the nine months ended October 1, 2010.

Restructuring Expenses: The Company defines restructuring expense to include costs directly associated with exit or disposal activities. Such costs include employee severance and termination benefits, special termination benefits, contract termination fees and penalties, and other exit or disposal costs. In general, the Company records involuntary employee-related exit and disposal costs when there is a substantive plan for employee severance and related costs are probable and estimable, with the exception of one-time termination benefits and employee retention costs, which are recorded when the employees are entitled to receive such benefits and the amount can be reasonably estimated. Contract termination fees and penalties and other exit and disposal costs are generally recorded when incurred.

Debt Issuance Costs: The costs related to the issuance or modification of long-term debt are deferred and amortized into interest expense over the life of each respective debt issue. Deferred amounts associated with debt extinguished prior to maturity are expensed upon extinguishment.

Other Costs: Repair and maintenance costs, research and development costs, and pre-production operating costs are expensed as incurred. Research and development expenses include salary and related employee benefits, contractor fees, information technology, occupancy, telecommunications and depreciation. Research and development costs were $299 million in 2012, $326 million in 2011, $89 million in the three months ended December 31, 2010, and $264 million in the nine months ended October 1, 2010. Shipping and handling costs are recorded in the Company's consolidated statements of operations as "Cost of sales."

Net Income (Loss) Per Share Attributable to Visteon: The Company uses the two-class method in computing basic and diluted earnings per share.  Basic earnings per share is calculated by dividing net income attributable to Visteon, after deducting undistributed income allocated to participating securities, by the average number of shares of common stock outstanding.  Diluted earnings per share is computed by dividing net income by the average number of common and potential dilutive common shares outstanding after deducting undistributed income allocated to participating securities.  Performance based share units are considered contingently issuable shares, and are included in the computation of diluted earnings per share if their conditions have been satisfied if the reporting date was the end of the contingency period.

Cash and Equivalents:  The Company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits, commercial paper, repurchase agreements and money market funds to be cash equivalents.

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $9 million related to the Letter of Credit Reimbursement and Security Agreement, and $11 million related to cash collateral for other corporate purposes at December 31, 2012.

Accounts Receivable: Accounts receivable are stated at amounts estimated by management to be the net realizable value. An allowance for doubtful accounts is recorded when it is probable amounts will not be collected based on specific identification of customer circumstances or age of the receivable. The allowance for doubtful accounts balance was $7 million and $8 million at December 31, 2012 and 2011, respectively. Included in Selling, general and administrative expenses are provisions for estimated uncollectible accounts receivable of $3 million, $8 million, and $3 million for the years ended December 31, 2012 and 2011, and the nine month Predecessor period ended October 1, 2010, respectively, and recoveries in excess of provisions for estimated uncollectible accounts receivable of $4 million for the three month Successor period ended December 31, 2010.

Inventories: Inventories are stated at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market. Cost includes the cost of materials, direct labor, in-bound freight and the applicable share of manufacturing overhead. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Product Tooling: Product tooling includes molds, dies and other tools used in production of a specific part or parts of the same basic design. It is generally required that non-reimbursable design and development costs for products to be sold under long-term supply arrangements be expensed as incurred and costs incurred for molds, dies and other tools that will be owned by the Company or its customers and used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. Contractually reimbursable design and development costs that would otherwise be expensed are recorded as an asset as incurred. Product tooling owned by the Company is capitalized as property and equipment and is amortized to cost of sales over its estimated economic life, generally not exceeding six years.The Company had receivables of $36 million and $30 million as of December 31, 2012 and 2011, respectively, related to production tools in progress, which will not be owned by the Company and for which there is a contractual agreement for reimbursement from the customer.

Property and Equipment: Property and equipment is stated at cost or fair value for impaired assets. As a result of the adoption of fresh-start accounting, property and equipment was re-measured and adjusted to estimated fair value as of October 1, 2010. Depreciation expense is computed principally by the straight-line method over estimated useful lives for financial reporting purposes and by accelerated methods for income tax purposes in certain jurisdictions.

Certain costs incurred in the acquisition or development of software for internal use are capitalized. Capitalized software costs are amortized using the straight-line method over estimated useful lives generally ranging from 3 to 8 years. The net book value of capitalized software costs was approximately $13 million and $20 million at December 31, 2012 and 2011, respectively. Related amortization expense was approximately $6 million, $6 million, $2 million and $18 million for the years ended December 31, 2012 and 2011, the three-month Successor period ended December 31, 2010 and the nine-month Predecessor period ended October 1, 2010, respectively. Amortization expense of approximately $6 million, $2 million, $2 million and $1 million is expected for the annual periods ended December 31, 2013, 2014, 2015 and 2016, respectively.

Asset impairment charges are recorded when events and circumstances indicate that such assets may not be recoverable and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying value of the assets exceeds fair value. The Company classifies assets and liabilities as held for sale when management approves and commits to a formal plan of sale, generally following board of director approval, and it is probable that the sale will be completed within one year. The carrying value of assets and liabilities held for sale is recorded at the lower of carrying value or fair value less cost to sell, and the recording of depreciation is ceased. For impairment purposes, fair value is determined using appraisals, management estimates or discounted cash flow calculations.

Goodwill and Intangible Assets: In connection with the adoption of fresh-start accounting identifiable intangible assets were recorded at their estimated fair value as of October 1, 2010. The Company performs either a qualitative or quantitative assessment of goodwill for impairment on an annual basis. Goodwill impairment testing is performed at the reporting unit level. The qualitative assessment considers several factors at the reporting unit level including the excess of fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market and industry metrics, actual performance compared to forecasted performance, and our current outlook on the business. If the qualitative assessment indicates it is more likely than not that goodwill is impaired, the reporting unit is quantitatively tested for impairment. To quantitatively test goodwill for impairment, the fair value of each reporting unit is determined and compared to the carrying value. If the carrying value exceeds the fair value, then impairment may exist and further evaluation is required.

Other indefinite-lived intangible assets are subject to impairment analysis annually or more frequently if an event occurs or circumstances indicate the carrying amount may be impaired. Indefinite-lived intangible assets are tested for impairment by comparing the fair value to the carrying value. If the carrying value exceeds the fair value, the asset is adjusted to fair value. Other definite-lived intangible assets are amortized over their estimated useful lives, and tested for impairment in accordance with the methodology discussed above under "Property and Equipment."

Product Warranty: The Company accrues for warranty obligations at the time of the sale of product based on management estimates, with support from its sales, engineering, quality and legal functions, of the amount that eventually will be required to settle such obligations. This accrual is based on several factors, including contractual arrangements, past experience, current claims, production changes, industry developments and various other considerations. Product warranty liabilities are reviewed on a regular basis and adjusted to reflect actual experience.

Product Recall: The Company accrues for product recall claims related to probable financial participation in customer actions to provide remedies to consumers as a result of actual or threatened regulatory or court actions or the Company’s determination of the potential for such actions. This accrual is based on management's best estimate after consideration of the individual fact patterns associated with specific claims, including support from the Company’s engineering, quality and legal functions.

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

Financial Instruments: The Company uses derivative financial instruments, including forward contracts, swaps, and options to manage exposures to changes in currency exchange rates and interest rates. All derivative financial instruments are classified as held for purposes other than trading. The Company's policy specifically prohibits the use of derivatives for speculative purposes.

Recently Issued Accounting Pronouncements:  In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment," which amends Accounting Standard Codification ("ASC") 350-"Intangibles-Goodwill and Other." This ASU provides companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company concludes that this is the case, it must perform a quantitative assessment. Otherwise, a company is not required to perform a quantitative assessment. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. As permitted, the Company early adopted the ASU in 2012. The adoption of this ASU did not impact the Company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends ASC 220 “Comprehensive Income". This ASU requires companies to present, either in a note or parenthetically on the face of the financial statements, the effect of amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This ASU is effective for interim and annual reporting periods beginning after December 15, 2012. The Company will present such additional disclosures in its consolidated financial statements, beginning on January 1, 2013.

NOTE 3. Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code

The Chapter 11 Proceedings were initiated in response to sudden and severe declines in global automotive production during the latter part of 2008 and early 2009 and the adverse impact on the Company’s cash flows and liquidity. The reorganization cases are being jointly administered as Case No. 09-11786 under the caption “In re Visteon Corporation, et al.” On August 31, 2010, the Court entered the Confirmation Order confirming the Debtors’ Plan and on the Effective Date all conditions precedent to the effectiveness of the Plan and related documents were satisfied or waived and the Company emerged from bankruptcy.

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

•	Cancellation of any shares of Visteon common stock and any options, warrants or rights to purchase shares of Visteon common stock or other equity securities outstanding prior to the Effective Date.

•
Issuance of approximately 45,000,000 shares of Successor common stock to certain investors in a private offering (the “Rights Offering”) exempt from registration under the Securities Act for proceeds of approximately $1.25 billion.

•	Execution of an exit financing facility including $500 million in funded, secured debt and a $200 million asset-based, secured revolver that was undrawn at the Effective Date.

•
Application of proceeds from such borrowings and sales of equity along with cash on hand to make settlement distributions contemplated under the Plan, including cash settlement of the pre-petition seven-year secured term loan claims of approximately $1.5 billion, along with interest of approximately $160 million; cash settlement of the U.S. asset-backed lending facility (“ABL”) and related letters of credit of approximately $128 million; establishment of a professional fee escrow account of $68 million; and, cash settlement of other claims and fees of approximately $119 million.

•
Issuance of approximately 2,500,000 shares of Successor common stock to holders of pre-petition notes, including 7% Senior Notes due 2014, 8.25% Senior Notes due 2010, and 12.25% Senior Notes due 2016; holders of the 12.25% senior notes also received warrants to purchase up to 2,355,000 shares of reorganized Visteon common stock at an exercise price of $9.66 per share.

•
Issuance of approximately 1,000,000 shares of Successor common stock and warrants to purchase up to 1,552,774 shares of Successor common stock at an exercise price of $58.80 per share for Predecessor common stock interests.

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

In exchange for these benefits, the Company assumed all outstanding purchase orders and related agreements under which the Company was producing parts for Ford and/or ACH and agreed to continue to produce and deliver component parts to Ford and ACH in accordance with the terms of such purchase orders to ensure Ford continuity of supply. The Company also agreed to release Ford and ACH from any claims, liabilities, or actions that the Company may potentially assert against Ford and/or ACH.

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

Financial Reporting Under the Chapter 11 Proceedings

Financial reporting applicable to a company in chapter 11 of the Bankruptcy Code generally does not change the manner in which financial statements are prepared. However, financial statements for periods including and subsequent to a chapter 11 bankruptcy filing must distinguish between transactions and events that are directly associated with the reorganization proceedings and the ongoing operations of the business. Reorganization gains, net included in the consolidated financial statements, including the amounts associated with the Company's discontinued operations, are comprised of the following:

Nine Months Ended October 1, 2010
(Dollars in Millions)
Gain on settlement of liabilities subject to compromise	$(956)
Professional fees and other direct costs, net	129
Gain on adoption of fresh-start accounting	(106)
$(933)

Cash payments for reorganization expenses	$111

In connection with the Plan, on the Effective Date, the Company recorded a pre-tax gain of approximately $1.1 billion for reorganization related items. This gain included $956 million related to the cancellation of certain pre-petition obligations previously recorded as liabilities subject to compromise in accordance with terms of the Plan. Additionally, on the Effective Date, the Company became a new entity for financial reporting purposes and adopted fresh-start accounting, which requires, among other things, that all assets and liabilities be recorded at fair value resulting in a gain of $106 million.

Fresh Start Accounting

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

NOTE 4. Discontinued Operations

On August 1, 2012, the Company completed the sale of its Lighting operations for proceeds of approximately $70 million. The Company recorded impairment charges principally related to property and equipment of approximately $19 million and $66 million during the years ended December 31, 2012 and 2011, respectively. The results of operations of the Lighting business have been reclassified to (Loss) income from discontinued operations, net of tax in the Consolidated Statement of Operations for all periods presented. Discontinued operations are summarized as follows:

	Successor			Predecessor
	Year Ended December 31	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1
	2012	2011	2010	2010
	(Dollars in Millions)
Sales	$297	$515	$109	$335
Cost of sales	264	490	109	319
Gross margin	33	25	—	16
Selling, general and administrative expenses	7	11	3	8
Asset impairments	19	66	—	—
Restructuring expenses	—	—	1	6
Other expense (income), net	4	2	—	(1)
Reorganization expenses, net	—	—	—	5
Interest expense	2	2	1	1
Income (loss) before income taxes	1	(56)	(5)	(3)
Provision (benefit) for income taxes	4	—	(5)	(17)
Net (loss) income from discontinued operations attributable to Visteon Corporation	$(3)	$(56)	$—	$14

NOTE 5. Restructuring Activities

The Company has undertaken various restructuring activities to achieve its strategic and financial objectives. Restructuring activities include, but are not limited to, plant closures, production relocation, administrative cost structure realignment and consolidation of available capacity and resources. The Company expects to finance restructuring programs through cash on hand, cash generated from operations, reimbursements pursuant to customer accommodation and support agreements or through cash available under its existing debt agreements, subject to the terms of applicable covenants. Restructuring costs are recorded as elements of a plan are finalized and the timing of activities and the amount of related costs are not likely to change. However, such costs are estimated based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a time frame such that significant changes to the plan are not likely. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated.

In November 2012 the Company announced a $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. In connection with that program, the Company announced a plan to restructure three European Interiors facilities and a plan to realign its corporate and administrative functions directly to their corresponding operational beneficiary to right-size such functions and reduce related costs. The Company expects to record additional costs related to this program in future periods as underlying plans are finalized.

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

The Company recorded restructuring expenses of $79 million, $34 million, $28 million, and $20 million during the years ended December 31, 2012 and 2011, the three month Successor period ended December 31, 2010 and the nine month Predecessor period ended October 1, 2010, respectively. Restructuring expenses were incurred in relation to the following activities.

Interiors

During the three months ended December 31, 2012, the Company announced a plan to restructure three European Interiors facilities. The Company recorded approximately $30 million for employee severance and termination benefits associated with approximately 230 employees. These cash benefits are expected to be paid to employees during 2013 and remain accrued on the Company's consolidated balance sheet as of December 31, 2012.

During the three-month Successor period ended December 31, 2010 the Company recorded $24 million for employee severance and termination benefits associated with the exit of a European Interiors facility pursuant to customer sourcing actions and a related business transfer agreement. The Company recorded $4 million of additional severance and termination benefits associated with this program during the year ended December 31, 2011. All of the employee severance and termination benefits were settled in cash during the year ended December 31, 2011. The Company recovered approximately $18 million of such costs during 2011 in accordance with a customer support agreement. Amounts recovered have been recorded as deferred revenue on the Company's consolidated balance sheet and are being amortized into sales on a straight-line basis over the remaining life of supply contracts with the customer, or approximately 6 years.

During the nine-month Predecessor period ended October 1, 2010, the Company recorded $5 million for employee severance and termination benefits attributable to the closure of a European Interiors facility. The Company recorded $3 million of additional severance and termination benefits associated with this program during the year ended December 31, 2011.

Climate

During the fourth quarter of 2011 the Company commenced a program designed to commonize global business systems and processes across its Climate operations for the purpose of reducing costs. The Company recorded and paid cash to settle employee severance and termination benefits of $5 million and $3 million, respectively, for the years ended December 31, 2012 and 2011.

Electronics
During 2011 the Company announced its intention to permanently cease production and to close the Cadiz Electronics facility located in Spain. In connection with the announcement, the Company recorded $24 million of restructuring expenses, which remained accrued on the consolidated balance sheet at December 31, 2011, related to employee severance and termination benefits representing the minimum amount of employee separation costs pursuant to statutory regulations.

During January 2012 the Company reached agreements with the local unions and Spanish government for the closure of the Cadiz Electronics facility. During the three months ended March 31, 2012 and in connection with the agreements, the Company recorded one-time termination benefits, in excess of the statutory minimum requirement, of approximately $31 million and other exit costs of $5 million. The Company also transferred land, building and machinery to the local municipality in Spain for the benefit of employees resulting in a loss of $14 million, which was recorded in Other (income) expense, net in the consolidated statements of operations. Utilization during the year ended December 31, 2012 associated with the Cadiz closure included $49 million of cash payments for employee severance and termination benefits and $5 million for other exit costs, primarily governmental registration of contributed assets. The Company recovered approximately $23 million of these costs pursuant to the Release Agreement with Ford, including $19 million during 2012 and $4 million during 2011. Amounts recovered have been recorded as deferred revenue on the Company's consolidated balance sheet and are being amortized on a straight-line basis over the remaining life of supply contracts with the customer, or approximately 5 years.

During the nine-month Predecessor period ended October 1, 2010, the Company recorded $2 million for employee severance and termination benefits attributable to the closure of a North America Electronics facility pursuant to a customer accommodation agreement. This amount was in addition to approximately $13 million previously recorded employee severance and termination benefits under this program. During the nine-month Predecessor period ended October 1, 2010, the Company paid cash of $13 million to settle amounts previously recorded.

Corporate

During 2012, the Company announced a program designed to realign its corporate and administrative functions directly to their corresponding operational beneficiary and to reduce corporate administrative costs. During the three months ended December 31, 2012, the Company recorded severance and termination benefit costs of $4 million associated with approximately 30 employees. These cash benefits are expected to be paid to employees during 2013 and remain accrued on the Company's consolidated balance sheet as of December 31, 2012. The Company expects to record additional costs related to this program in future periods.

During the nine-month Predecessor period ended October 1, 2010, the Company recorded $11 million of restructuring expenses, including $6 million for employee severance and termination benefits attributable to the realignment of corporate administrative and support functions and $5 million for equipment relocation costs associated with the Company's discontinued Lighting operations. The Company paid cash to settle the majority of these expenses during the nine-month Predecessor period ended October 1, 2010.

Restructuring Reserves

Restructuring reserve balances of $39 million and $26 million at December 31, 2012 and 2011, respectively, are classified as Other current liabilities on the consolidated balance sheets. The Company anticipates that the activities associated with the restructuring reserve balance as of December 31, 2012 will be substantially completed by the end of 2013. Substantially all of the Company’s restructuring expenses are related to employee severance and termination benefit costs. The following is a summary of the Company’s consolidated restructuring reserves and related activity. Information in the table below includes amounts associated with the Company's discontinued operations.

	Interiors	Climate	Electronics	Corporate	Total
	(Dollars in Millions)
Predecessor – December 31, 2009	$21	$—	$13	$5	$39
Expenses	6	1	2	11	20
Exchange	(1)	—	—	—	(1)
Utilization	(9)	(1)	(13)	(14)	(37)
Predecessor – October 1, 2010	$17	$—	$2	$2	$21
Expenses	24	2	1	1	28
Exchange	(1)	—	—	—	(1)
Utilization	(3)	—	—	(2)	(5)
Successor – December 31, 2010	$37	$2	$3	$1	$43
Expenses	7	3	24	—	34
Reversals	(7)	(1)	(2)	—	(10)
Exchange	2	—	(2)	—	—
Utilization	(33)	(3)	(4)	(1)	(41)
Successor – December 31, 2011	$6	$1	$19	$—	$26
Expenses	34	5	36	4	79
Utilization	(6)	(5)	(54)	(1)	(66)
Successor – December 31, 2012	$34	$1	$1	$3	$39
The Company reversed approximately $7 million of previously established accruals for employee severance and termination benefits at a European Interiors facility pursuant to a March 2011 contractual agreement to cancel the related social plan. The Company also reversed approximately $2 million in 2011 of previously recorded restructuring accruals due to lower than estimated severance and termination benefit costs associated with the consolidation of the Company’s Electronics operations in South America.

NOTE 6. Inventories

Inventories consist of the following components:

	December 31
	2012	2011
	(Dollars in Millions)
Raw materials	$153	$167
Work-in-process	174	174
Finished products	78	64
	405	405
Valuation reserves	(20)	(24)
	$385	$381

NOTE 7. Other Assets

Other current assets are summarized as follows:

	December 31
	2012	2011
	(Dollars in Millions)
Recoverable taxes	$96	$99
Pledged accounts receivable	49	82
Deposits	28	27
Non-consolidated affiliate receivables	28	32
Deferred tax assets	26	30
Foreign currency hedges	22	—
Prepaid assets	19	17
Other	3	4
	$271	$291

Other non-current assets are summarized as follows:

	December 31
	2012	2011
	(Dollars in Millions)
Deferred tax assets	$28	$18
Income tax receivable	8	11
Deposits	6	7
Debt issuance costs	6	8
Other	31	27
	$79	$71

NOTE 8. Property and Equipment

Property and equipment, net consists of the following:

	December 31
	2012	2011
	(Dollars in Millions)
Land	$161	$184
Buildings and improvements	269	311
Machinery, equipment and other	1,137	985
Construction in progress	100	106
Total property and equipment	1,667	1,586
Accumulated depreciation	(421)	(254)
	1,246	1,332
Product tooling, net of amortization	80	80
Property and equipment, net	$1,326	$1,412

In April 2012, the Company sold its corporate headquarters, consisting of land and building, which had a net book value of approximately $60 million, for cash proceeds of approximately $80 million and entered into an agreement to lease back the corporate offices over a period of 15 years. The gain on the sale of $20 million is being amortized into income on a straight-line basis over the term of the lease.

Property and equipment is depreciated principally using the straight-line method of depreciation over the related asset's estimated useful life. Generally, buildings and improvements are depreciated over a 40-year estimated useful life, leasehold improvements are depreciated on a straight-line basis over the initial lease term period, and machinery, equipment and other are depreciated over estimated useful lives ranging from 3 to 15 years. Product tooling is amortized using the straight-line method over the estimated life of the tool, generally not exceeding six years. Depreciation and amortization expenses for property and equipment, including assets recorded under capital leases, are summarized as follows:

	Successor			Predecessor
	Year Ended December 31	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1
	2012	2011	2010	2010
	(Dollars in Millions)
Depreciation	$209	$254	$55	$191
Amortization	10	17	7	16
	$219	$271	$62	$207

NOTE 9. Non-Consolidated Affiliates

The Company recorded equity in the net income of non-consolidated affiliates of $226 million for the year ended December 31, 2012, $168 million for the year ended December 31, 2011, $41 million in the three-month Successor period ended December 31, 2010, and $105 million in the nine-month Predecessor period ended October 1, 2010. Equity in net income of non-consolidated affiliates for the year ended December 31, 2012 includes $63 million representing Visteon's equity interest in a non-cash gain recorded by Yanfeng Visteon Automotive Trim Systems Co., Ltd. ("Yanfeng"), a 50% owned non-consolidated affiliate of the Company. The gain resulted from the excess of fair value over carrying value of a former equity investee of Yanfeng that was consolidated effective June 1, 2012 pursuant to changes in the underlying joint venture agreement. The amounts recorded by Yanfeng are based on preliminary estimates of enterprise value, which remain subject to finalization. The preliminary estimate of fair value was determined using certain financial analysis methodologies including the discounted cash flow analysis. The fair value measurement is classified within level 3 of the fair value hierarchy. Final determination of the values may result in adjustments to the amount of the gain reported herein.

Investments in the net assets of non-consolidated affiliates were $756 million and $644 million at December 31, 2012 and 2011, respectively. The Company’s investments in the net assets of non-consolidated affiliates were adjusted to fair value as a result of the adoption of fresh-start accounting on October 1, 2010. Fair value estimates were primarily based on an income approach utilizing the discounted dividend model. The carrying value of the investments at December 31, 2012 was approximately $50 million more than the Company's share of the affiliates' book value. The difference between the investment carrying value and the amount of underlying equity in net assets is amortized on a straight line basis over the underlying assets' estimated useful lives of 10 to 15 years. Included in the Company’s retained earnings is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $231 million and $165 million at December 31, 2012 and 2011, respectively.

The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that an “other-than-temporary” decline in value has occurred, an impairment loss will be recorded, which is measured as the difference between the recorded book value and the fair value of the investment with fair value generally determined under applicable income approaches previously described. In January 2013, the Company completed the sale of its 50% equity interest in Visteon TYC Corporation (“VTYC”) for proceeds of approximately $17 million. During the three months ended December 31, 2012, the Company determined that an other-than-temporary decline in the value of its investment in VTYC had occurred based on anticipated sale transaction proceeds and recorded an impairment of $5 million.

The following tables present summarized financial data for the Company’s non-consolidated affiliates. The amounts included in the tables below represent 100% of the results of operations and certain balance sheet amounts for such non-consolidated affiliates accounted for under the equity method. Yanfeng is considered a significant non-consolidated affiliate and is shown separately in the tables below, including the impact of the consolidation of a former equity investee.

	Yanfeng		All Others
	December 31		December 31
	2012	2011	2012	2011
	(Dollars in Millions)
Current assets	$2,710	$1,282	$577	$652
Other assets	1,114	637	305	290
Total assets	$3,824	$1,919	$882	$942

Current liabilities	$2,320	$995	$534	$574
Other liabilities	28	15	38	24
Stockholders’ equity	1,476	909	310	344
Total liabilities and equity	$3,824	$1,919	$882	$942

	Net Sales			Gross Margin			Net Income
	December 31			December 31			December 31
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(Dollars in Millions)
Yanfeng	$5,171	$3,014	$2,573	$782	$473	$398	$369	$246	$218
All other	1,757	1,681	893	194	176	142	92	90	71
	$6,928	$4,695	$3,466	$976	$649	$540	$461	$336	$289
Yanfeng sales and gross margin for the year ended December 31, 2012 include approximately $1,733 million and $278 million, respectively, related to activity of a former equity investee that was consolidated effective June 1, 2012. Yanfeng net income for the year ended December 31, 2012 includes approximately $130 million associated with a non-cash gain on the consolidation of a former equity investee.

Net sales for all other non-consolidated affiliates for the year ended December 31, 2012 included $802 million related to Duckyang Industry Co., Ltd. ("Duckyang"). In October 2011, Visteon sold a 1% interest in Duckyang and conveyed a board seat to the other partner (the "Duckyang Share Sale"). Prior to the Duckyang Share Sale, Visteon held approximately 51% of Duckyang's total shares outstanding and maintained board control. Following the transaction, Visteon held approximately 50% of Duckyang's total shares outstanding, but no longer controlled the board. Accordingly, total assets of $217 million, total liabilities of $159 million, non-controlling interest of $29 million and related amounts deferred as accumulated other comprehensive income of $1 million, were deconsolidated from the Company's balance sheet. The Company's remaining 50% interest was recorded as equity in net assets of non-consolidated affiliates at a fair value of $33 million as of the transaction closing date, which resulted in a $4 million remeasurement gain. The fair value was determined using certain financial analysis methodologies including the comparable companies analysis and the discounted cash flow analysis. The fair value measurement is classified within level 3 of the fair value hierarchy. The net impact of the deconsolidation and the establishment of the fair value of the outstanding ownership interest resulted in an $8 million deconsolidation gain in 2011 which was recorded in Other expense, net in the consolidated statement of operations. Additionally, the Company's consolidated statement of operations includes net sales before eliminations of $588 million and cost of sales before eliminations of $580 million associated with Duckyang for the first ten months of 2011.

On August 31, 2012, Visteon completed the sale of its 50% ownership interest in R-Tek, Ltd., a UK-based Interiors joint venture, for proceeds of approximately $30 million, resulting in a net gain on the sale of approximately $19 million. In February 2013, the Company entered into an agreement to sell its 20% equity interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd. ("Dongfeng") for cash proceeds of approximately $20 million.

NOTE 10. Intangible Assets

Intangible assets at December 31, 2012 and 2011 were as follows:

	December 31
	2012			2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Dollars in Millions)
Definite-lived intangible assets
Developed technology	$209	$60	$149	$204	$32	$172
Customer related	124	30	94	119	16	103
Other	22	5	17	20	3	17
	$355	$95	$260	$343	$51	$292

Goodwill and indefinite-lived intangible assets
Goodwill			$46			$36
Trade names			26			25
			72			61
Total			$332			$353

The Company recorded approximately $40 million, $45 million and $11 million of amortization expense related to definite-lived intangible assets for the years ended December 31, 2012 and 2011, and the three-month Successor period ended December 31, 2010, respectively. The Company currently estimates annual amortization expense to be $41 million annually from 2013 through 2015, $40 million for 2016 and $38 million for 2017. Goodwill and trade names, substantially all of which relate to the Company's Climate reporting unit, are not amortized but are tested for impairment at least annually. The Company performs its annual impairment testing as of the first day of the fourth quarter of each year. No impairment was identified during the periods presented. During the fourth quarter of 2012 the Company recorded a $10 million adjustment, net of tax, increasing goodwill for certain international pension and employee benefit obligations existing as of the Effective Date.

NOTE 11. Other Liabilities

Other current liabilities are summarized as follows:

	December 31
	2012	2011
	(Dollars in Millions)
Restructuring accruals	$39	$26
Non-income taxes payable	37	41
Product warranty and recall accruals	32	42
Payables to non-consolidated affiliates	27	24
Deferred income	32	21
Income taxes payable	16	29
Other accrued liabilities	71	84
	$254	$267

Other non-current liabilities are summarized as follows:

	December 31
	2012	2011
	(Dollars in Millions)
Accrued income taxes	$107	$97
Deferred income	56	42
Non-income taxes payable	37	44
Product warranty and recall accruals	25	24
Other accrued liabilities	13	18
	$238	$225

NOTE 12. Debt

The Company’s short and long-term debt consists of the following:

		Weighted Average Interest Rate		Carrying Value
	Maturity	2012	2011	2012	2011
				(Dollars in Millions)
Short-term debt
Current portion of long-term debt		8.9%	5.3%	$3	$1
Short-term borrowings		3.3%	4.1%	93	86
Total short-term debt				$96	$87
Long-term debt
6.75% Senior notes	2019	6.75%	6.75%	445	494
Other	2014-2017	8.5%	10.2%	28	18
Total long-term debt				$473	$512

6.75% Senior Notes Due April 15, 2019

In April 2011, the Company completed the sale of $500 million aggregate principal amount of 6.75% senior notes due April 15, 2019 (the “Original Senior Notes”). The Original Senior Notes were sold to the initial purchasers who were party to a certain purchase agreement (the “Initial Purchasers”) for resale to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Original Senior Notes were used to repay the obligations under the Term Loan Credit Agreement (“Term Loan”) in the amount of $498 million, which the Company entered into on October 1, 2010. In 2011, the Company recorded a loss of $24 million on the early extinguishment of the Term Loan including $21 million of unamortized original issuance discount and debt fees that were recorded net of the Term Loan principal on the face of the Company’s consolidated balance sheets immediately prior to extinguishment.

During January 2012, the Company exchanged substantially identical senior notes (the "Senior Notes") registered under the Securities Act of 1933, as amended, for all of the Original Senior Notes. The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, the subsidiary guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Indenture and the form of Senior Notes provide, among other things, that the Senior Notes are senior unsecured obligations. Interest is payable on the Senior Notes on April 15 and October 15 of each year until maturity on April 15, 2019. Each of the Company’s existing and future 100% owned domestic restricted subsidiaries that guarantee debt under the Company’s Revolver guarantee the Senior Notes.

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

Prior to April 15, 2014, the Company has the option to redeem up to 10% of the Senior Notes during any 12-month period from issue date until April 15, 2014 for a 103% redemption price, plus accrued and unpaid interest to the redemption date. In December 2012, the Company exercised this right and repurchased $50 million (10%) of its Senior Notes. The Company recorded a $2 million loss on extinguishment of debt in 2012 related to the premium paid on the debt redemption. The Company also has the option to redeem a portion or all of the Senior Notes subject to a make-whole provision.

Beginning April 15, 2014, the Indenture allows for part of all of the Senior Notes to be redeemed at the following redemption prices (plus accrued and unpaid interest to the redemption date) during the 12 month period beginning on April 15 of the indicated years: 2014 at 105.063%, 2015 at 103.375%, 2016 at 101.688%, and 2017 and thereafter at 100.000%. The Indenture also contains optional redemption rights related to the proceeds from equity offerings.

Revolving Loan Credit Facility

The Company entered into a revolving loan credit agreement (the “Revolver”), by and among the Company and certain of the Company's subsidiaries, as borrowers, with a syndicate of lenders consisting of Morgan Stanley Senior Funding, Inc., as administrative agent, co-collateral agent, co-syndication agent and Bank of America, N.A., as co-collateral agent, and Barclays Capital, as co-syndication agent, dated October 1, 2010, which provided for a $200 million committed asset-based revolving credit facility. The Revolver requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, and contains customary events of default. In April 2011, the Company and certain of its domestic subsidiaries entered into an amendment to the Revolver whereby the commitment amount was increased $20 million, to a total borrowing capacity of $220 million, subject to certain borrowing base requirements.

During April 2012, the Company entered into an amendment to the Revolver to allow for the sale of its Lighting business and for the sale and leaseback of the Company's U.S. corporate headquarters. In July 2012, the Revolver was amended to, among other things, allow entry into a bridge loan financing agreement and reduce the commitment under the Revolver to $175 million reflecting the anticipated reduction in borrowing base assets following the sale of the Lighting business. Additionally, the amendment modified restrictive covenants to permit asset dispositions, hedging and the incurrence of limited categories of indebtedness. Advances under the Revolver are available until maturity in October 2015. The Revolver has a fee of 0.5% per annum on the undrawn commitment. At December 31, 2012 and 2011, there were no outstanding borrowings under the Revolver. At December 31, 2012, the Company had available borrowings under the Revolver of $149 million.

On January 28, 2013, the Company entered into an amendment to the Revolver to permit, among other things, the sale of certain Climate operations to Halla Climate Control Corporation ("Halla"), a 70% owned subsidiary of the Company.  In anticipation of the associated reduction in borrowing base assets, the Company also reduced its commitment amount to $130 million.

Korean Bridge Loan

On July 4, 2012 the Company commenced a tender offer to purchase the remaining 30 percent of Halla. In connection with the tender offer, Visteon, through its wholly-owned Korean subsidiary Visteon Korea Holdings Corp., entered into a fully committed Korean debt facility of 1 trillion Korean Won ("KRW") or $881 million (the "Bridge Loan"), under which, Visteon Korea Holdings Corp. borrowed 925 billion KRW or $815 million. The Bridge Loan was secured by a pledge of all of the shares of capital stock of Halla owned directly or indirectly by Visteon. On July 3, 2012, the Company entered into an amendment to the revolving loan credit agreement, to among other things, permit the the Bridge Loan and to reduce the aggregate lending commitment to $175 million reflecting the anticipation of the Lighting Transaction and sale of the Company's corporate headquarters.

On July 30, 2012, Visteon Korea Holdings Corp. repaid approximately 910 billion KRW or $800 million of previously borrowed amounts under the Bridge Loan. On August 24, 2012, Visteon Korea Holdings Corp. permanently reduced the available commitments under the Bridge Loan as amended and completed repayment of all outstanding loan amounts on August 28, 2012 as was allowed without penalty after following certain advance notice and other procedures. The Company incurred debt extinguishment costs of approximately $4 million and interest of $5 million during 2012 in connection with this financing arrangement.

Letters of Credit

The Company has a $15 million letter of credit facility with US Bank National Association. In connection with the facility, the Company must maintain a collateral account equal to 103% of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. As of December 31, 2012 and 2011, the Company had $9 million and $11 million, respectively, of outstanding letters of credit issued under this facility secured by restricted cash. Additionally, the Company had $14 million and $20 million of locally issued letters of credit to support various customs arrangements and other obligations at its local affiliates of which $6 million and $16 million are secured by cash collateral at December 31, 2012 and 2011, respectively.

Affiliate Debt

As of December 31, 2012, the Company had affiliate debt outstanding of $124 million, with $96 million and $28 million classified in short-term and long-term debt, respectively. As of December 31, 2011, the Company had affiliate debt outstanding of $105 million, with $87 million and $18 million classified in short-term and long-term debt, respectively. These balances are primarily related to the Company’s non-U.S. operations and are payable in non-U.S. currencies including, but not limited to the Euro, Chinese Yuan, and Korean Won. Available borrowings on outstanding affiliate credit facilities as of December 31, 2012 is approximately $245 million and certain of these facilities have pledged receivables, inventory or equipment as security. Included in the Company's affiliate debt is an arrangement, through a subsidiary in France, to sell accounts receivable on an uncommitted basis. The amount of financing available is contingent upon the amount of receivables less certain reserves. The Company pays a 30 basis points servicing fee on all receivables sold, as well as a financing fee of 3-month Euribor plus 75 basis points on the advanced portion. At December 31, 2012 there were $15 million outstanding borrowings under the facility with $49 million of receivables pledged as security, which are recorded as "Other current assets" on the consolidated balance sheet. At December 31, 2011, there were $8 million outstanding borrowings under the facility with $82 million of receivables pledged as security.

In January 2013, Halla entered into two unsecured bilateral term loan credit agreements with aggregate available borrowings of approximately $195 million, all of which was drawn in January 2013. Both credit agreements mature in May 2016 and are subject to financial covenant tests of total debt to EBITDA of 3.2x and a net interest coverage test of not less than 3x.

Other Debt

In December 2012, the Company entered into a sale-leaseback arrangement for land and buildings located in Chihuahua, Mexico. In connection with the transaction, the Company received proceeds of $19 million and entered into an agreement to lease the land and buildings back over a 5 year period. This sale-leaseback is being accounted for as a direct financing arrangement, and the cash proceeds have been recorded as debt. The lease requires annual rental payments that are allocated between the reduction of indebtedness and interest expense using an incremental borrowing rate of 9.5%. The Company will recognize the sale of the land and buildings at the end of the lease term and expects to record a gain of approximately $3 million.

During August 2010, the DIP Credit Agreement, a $150 million Senior Secured Super Priority Priming Debtor in Possession Credit and Guaranty Agreement between certain subsidiaries of the Company, a syndicate of lenders and Wilmington Trust FSB, as administrative agent, matured and the Company repaid the outstanding balance of $75 million.

Maturities

Debt obligations, at December 31, 2012, included maturities as follows: 2013 — $96 million; 2014 — $3 million; 2015 — $7 million; 2016 — $3 million; 2017 — $15 million; thereafter — $445 million.

Fair Value

The fair value of debt was approximately $600 million and $587 million at December 31, 2012 and December 31, 2011, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

NOTE 13. Employee Benefit Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. Effective January 1, 2012, matching contributions for the U.S. defined contribution plan were increased to 100% on the first 6% of pay contributed. The expense related to matching contributions was approximately $14 million in 2012, $5 million in 2011, $1 million for the three-month Successor period ended December 31, 2010, and $3 million for the nine-month Predecessor period ended October 1, 2010.

The Company sponsors pay related benefit plans for employees in the U.S., UK, Germany, Brazil, France, Mexico, Japan, Korea, India, Thailand, and Canada. Employees in the U.S. are no longer accruing benefits under the Company's defined benefit plans as these plans were frozen. The Company’s defined benefit plans are partially funded with the exception of certain supplemental benefit plans for executives and certain non-U.S. plans, primarily in Germany, which are unfunded. During 2012 the Company offered an accelerated pension payment program to most of its U.S. defined benefit plan participants who are former employees with vested benefits not yet in pay status, whereby such participants could elect to receive a single lump sum payout. Approximately 70% of eligible participants elected to receive a single lump sum payout resulting in a reduction of the Company's U.S. retirement plan obligations of $408 million and a reduction in plan assets of $301 million, respectively. Additionally, the Company recorded settlement losses of $9 million during the three months ended December 31, 2012 in connection with the lump sum payments. The Company's expense for retirement benefits is provided in the table below, as follows.

	Retirement Plans
	U.S. Plans				Non-U.S. Plans
	Successor			Predecessor	Successor			Predecessor
	Year Ended	Year Ended	Three Months Ended	Nine Months Ended	Year Ended	Year Ended	Three Months Ended	Nine Months Ended
	December 31			October 1	December 31			October 1
	2012	2011	2010	2010	2012	2011	2010	2010
				(Dollars in Millions)
Costs Recognized in Income
Service cost	$—	$5	$2	$7	$18	$6	$2	$4
Interest cost	70	73	18	56	28	28	6	19
Expected return on plan assets	(79)	(75)	(19)	(55)	(18)	(18)	(5)	(14)
Amortization of:
Plan amendments	—	—	—	(2)	—	—	—	1
Losses and other	—	—	—	2	—	—	—	—
Special termination benefits	—	3	—	2	—	—	—	—
Curtailments	—	(1)	—	(14)	—	—	—	—
Settlements	9	—	—	—	4	—	—	—
Net pension expense/(income) excluding restructuring	$—	$5	$1	$(4)	$32	$16	$3	$10
Retirement benefit related restructuring expenses
Special termination benefits	$1	$—	$—	$2	$—	$—	$—	$—
Fresh-start accounting adjustments	$—	$—	$—	$(138)	$—	$—	$—	$(107)
Weighted Average Assumptions
Discount rate	4.85%	5.50%	5.30%	5.90%	5.70%	5.95%	5.40%	6.10%
Compensation increase	N/A	3.50%	3.50%	3.50%	3.70%	3.55%	3.40%	3.50%
Long-term return on assets	7.00%	7.50%	7.70%	7.70%	5.05%	5.40%	5.60%	6.00%

During the nine-month Predecessor period ended October 1, 2010 the Company recorded curtailment gains of $14 million related to the termination of salaried employees formerly leased to ACH in connection with ACH Termination Agreement and other on-going U.S. headcount reductions.

Postretirement Health Care and Life Insurance Benefit Plans

In the U.S. and Canada, the Company has a financial obligation for the cost of providing other postretirement health care and life insurance benefits (“OPEB”) to its employees under Company-sponsored plans. These plans generally pay for the cost of health care and life insurance for retirees and dependents, less retiree contributions and co-pays.

During 2009 and 2010, the Company eliminated benefits under certain U.S. OPEB plans pursuant to various Court orders. In July 2010, the United States Court of Appeals for the Third Circuit (the "Circuit Court") reversed previous orders of the Court and the District Court for the District of Delaware (the "District Court") authorizing the Company to eliminate such OPEB benefits without complying with the requirements of Bankruptcy Code Section 1114. In August 2010, the Court issued an order requiring the Company to retroactively restore certain terminated or modified benefits. In September 2010, the Court issued an order approving the Memorandum of Agreement between the IUE-CWA and the Company pursuant to which the parties agreed that $12 million would be paid in full settlement of the OPEB obligations for the former Connersville and Bedford hourly employees under Section 1114 of the Bankruptcy Code. In October 2010, following emergence from the Chapter 11 Proceedings, the Company notified the participants of the remaining OPEB plans that benefits would be eliminated on November 1, 2010. The net impact of the OPEB terminations and reinstatements on postretirement benefit expense in the consolidated statements of operations was a reduction of $146 million and $26 million for the three months ended December 31, 2010 and nine months ended October 1, 2010, respectively.

The Company’s expense for health care and life insurance benefits is provided in the table below, as follows:

	Health Care and Life Insurance Benefits
	Successor			Predecessor
	Year Ended	Year Ended	Three Months Ended	Nine Months Ended
	December 31	December 31	December 31	October 1
	2012	2011	2010	2010
	(Dollars in Millions)
Costs Recognized in Income
Interest cost	$—	$—	$—	$3
Plan termination income	(4)	(2)	(146)	—
Reinstatement of benefits	—	—	—	306
Amortization of:
Plan amendments	—	—	—	(374)
Losses and other	—	—	—	43
Settlements	—	—	—	(1)
Visteon sponsored plan net postretirement (income)	(4)	(2)	(146)	(23)
(Income) for certain salaried employees whose benefits are covered by Ford	—	—	—	(15)
Employee postretirement (income)	$(4)	$(2)	$(146)	$(38)
Fresh-start accounting adjustments	$—	$—	$—	$128

Weighted Average Assumptions Used for Expense
Discount rate for expense	4.10%	5.00%	4.65%	5.65%
Initial health care cost trend rate	8.00%	8.50%	8.00%	9.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.10%	5.00%
Year ultimate health care cost trend rate reached	2018	2017	2015	2017

Employee Benefit Plan Obligations

The Company’s obligation for retirement, health care and life insurance benefits is as follows:

	Retirement Plans				Health Care and Life
	U.S. Plans		Non-U.S. Plans		Insurance Benefit Plans
	Year Ended		Year Ended		Year Ended
	December 31		December 31		December 31
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Change in Benefit Obligation
Benefit obligation — beginning	$1,480	$1,360	$466	$445	$10	$17
Service cost	—	5	18	6	—	—
Interest cost	70	73	28	28	—	—
Participant contributions	—	—	1	1	—	—
Amendments/other	—	—	—	—	(4)	(2)
Actuarial loss	67	141	128	3	—	—
Special termination benefits	1	3	—	—	—	—
Curtailments, net	—	(26)	(6)	—	—	—
Settlements	(301)	—	(38)	(1)	—	—
Divestiture	—	—	(2)	—	—	—
Foreign exchange translation	—	—	15	(15)	—	—
Transfers In	—	—	60	17	—	—
Benefits paid	(72)	(76)	(17)	(18)	—	(5)
Benefit obligation — ending	$1,245	$1,480	$653	$466	$6	$10
Change in Plan Assets
Plan assets — beginning	$1,151	$996	$348	$337	$—	$—
Actual return on plan assets	115	172	24	20	—	—
Sponsor contributions	77	63	42	19	—	5
Participant contributions	—	—	1	1	—	—
Foreign exchange translation	—	—	10	(14)	—	—
Settlements	(301)	—	(38)	(1)	—	—
Divestitures	—	—	(2)	—	—	—
Transfers In	—	—	36	4	—	—
Benefits paid/other	(76)	(80)	(17)	(18)	—	(5)
Plan assets — ending	$966	$1,151	$404	$348	$—	$—
Funded status at end of period	$(279)	$(329)	$(249)	$(118)	$(6)	$(10)
Balance Sheet Classification
Other non-current assets	$—	$—	$2	$4	$—	$—
Accrued employee liabilities	(2)	(3)	(3)	(3)	(3)	(2)
Employee benefits	(277)	(326)	(248)	(119)	(3)	(8)
Accumulated other comprehensive loss:
Actuarial loss/(gain)	39	15	81	(40)	—	—
Tax effects/other	—	—	(12)	—	—	—
	$39	$15	$69	$(40)	$—	$—

The accumulated benefit obligation for all defined benefit pension plans was $1.81 billion and $1.90 billion at December 31, 2012 and December 31, 2011. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for employee retirement plans with accumulated benefit obligations in excess of plan assets were $1.70 billion, $1.66 billion, and $1.21 billion, respectively, at December 31, 2012 and $1.62 billion, $1.61 billion and $1.19 billion, respectively, at December 31, 2011.

Assumptions used by the Company in determining its benefit obligations as of December 31, 2012 and December 31, 2011 are summarized in the following table.

	Retirement Plans				Health Care and Life Insurance Benefits
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011	2012	2011
Weighted Average Assumptions
Discount rate	3.95%	4.85%	4.10%	5.85%	4.10%	4.10%
Expected rate of return on assets	7.00%	7.00%	4.75%	5.05%	N/A	N/A
Rate of increase in compensation	N/A	N/A	3.15%	3.45%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	8.00%	8.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	5.00%	5.00%
Year ultimate health care cost trend rate reached	N/A	N/A	N/A	N/A	2018	2018

Accumulated Other Comprehensive Income (Loss)

Components of the net change in Accumulated other comprehensive loss related to the Company’s retirement plans on the Company’s consolidated statements of changes in stockholders’ equity for the year ended December 31, 2012 and 2011 are as follows:

	Retirement Plans
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
	(Dollars in Millions)
Actuarial losses	$33	$23	$117	$2
Deferred taxes	—	—	(10)	—
Currency/Other	—	—	7	—
Reclassification to net income	(9)	1	(5)	—
	$24	$24	$109	$2
Actuarial losses of $2 million for the non-U.S. retirement plans are expected to be realized in 2013.

Contributions

During January 2009, the Company reached an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) pursuant to U.S. federal pension law provisions that permit the PBGC to seek protection when a plant closing results in termination of employment for more than 20 percent of employees covered by a pension plan (the “PBGC Agreement”). Under the PBGC Agreement, the Company agreed to accelerate payment of a $10.5 million cash contribution, provide a $15 million letter of credit and provide for a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million. During September 2009, a letter of credit draw event was triggered under the PBGC Agreement and resulted in the draw down of the full $15 million. In December 2011, the Company reached an agreement with the PBGC whereby the $15 million was returned to the Company and immediately contributed to the respective retirement plan. The $15 million cash contribution is designated as a pre-funding amount that will be used to offset the plan's funding needs after June 2013.

In January 2012 the Company contributed approximately 1.5 million shares of common stock valued at approximately $73 million to its two largest U.S. defined benefit plans. This contribution was in excess of 2011 and 2012 plan year minimum required contributions for those plans by approximately $40 million. As of December 31, 2012, all shares previously contributed to the plans had been sold, with an average share price of approximately $44.

Additionally, the Company expects to make cash contributions to its U.S. retirement plans of $3 million in 2013. Contributions to non-U.S. retirement plans are expected to be $30 million during 2013. The Company’s expected 2013 contributions may be revised.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Company plans:

	Pension Benefits		Retirement Health and Life Payments
	U.S.	Non-U.S.
	(Dollars in Millions)
2013	$70	$15	$3
2014	67	16	—
2015	66	17	—
2016	64	18	—
2017	64	20	—
Years 2018 — 2022	318	139	1

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

The Company’s retirement plan asset allocation at December 31, 2012 and 2011 and target allocation for 2013 are as follows:

	Target Allocation		Percentage of Plan Assets
	U.S.	Non-U.S.	U.S.		Non-U.S.
	2013	2013	2012	2011	2012	2011
Equity securities	40%	15%	44%	38%	15%	9%
Fixed income	30%	74%	15%	22%	74%	83%
Alternative strategies	30%	5%	39%	34%	7%	5%
Cash	—%	6%	2%	6%	4%	3%
	100%	100%	100%	100%	100%	100%

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

NOTE 14. Stock-Based Compensation

The Company adopted the Visteon Corporation 2010 Incentive Plan (the “2010 Incentive Plan”) on the Effective Date. The 2010 Incentive Plan provides for the grant of up to 5.6 million shares of common stock for restricted stock awards (“RSAs”), restricted stock units (“RSUs”), nonqualified stock options ("Stock Options"), stock appreciation rights (“SARs”), performance based share units ("PSUs"), and other stock based awards. The Company's stock-based compensation instruments are accounted for as equity awards or liability awards based on settlement intention as follows.

•
For equity settled stock-based compensation instruments, compensation cost is measured based on grant date fair value of the award and is recognized over the applicable service period. For equity settled stock-based compensation instruments, the delivery of Company shares may be on a gross settlement basis or on a net settlement basis, as determined by the recipient. The Company's policy is to deliver such shares using treasury shares or issuing new shares.

•
Cash settled stock-based compensation instruments are subject to liability accounting. At period end, the vested portion of the obligation for cash settled stock-based compensation instruments is adjusted to fair value based on the period-ending market prices of the Company's common stock. Related compensation expense is recognized based on changes to the fair value over the applicable service period.

Generally, the Company's stock-based compensation instruments are subject to graded vesting and recognized on an accelerated basis. The settlement intention of the awards is at the discretion of the Organization and Compensation Committee. The total Successor stock-based compensation expense recognized and unrecognized was as follows:

	Year Ended	Year Ended	Three Months Ended	Unrecognized Stock-Based Compensation Expense
	December 31	December 31	December 31	December 31
	2012	2011	2010	2012
Restricted stock awards	$17	$31	$20	$4
Restricted stock units	5	7	9	11
Stock options	3	8	—	2
Stock appreciation rights	1	1	—	—
Performance based units	5	—	—	38
Total stock-based compensation expense	$31	$47	$29	$55
The Company recorded stock-based compensation expense of $1 million during the nine-month Predecessor period ended October 1, 2010.

Restricted Stock Awards and Restricted Stock Units

RSAs and RSUs that are expected to be settled in shares of the Company's common stock are recorded as equity awards. The grant date fair value of these awards is measured as the average of the high and low market price of the Company's common stock as traded on the New York Stock Exchange on the date of grant. The grant date fair value for the 2010 RSAs was estimated based on the weighted average trading prices of the Company’s common stock for the five business days immediately following the Effective Date. The Company granted 117,000 and 1,246,000 shares of RSAs during the year ended December 31, 2012 and the fourth quarter 2010, respectively, at weighted average grant date fair value of $53.48 per share and $57.93 per share, respectively. Unrecognized compensation expense at December 31, 2012 was $4 million for non-vested RSAs and will be recognized on a weighted average basis over the remaining vesting period of less than one year. The Company granted 225,000 RSUs, expected to be settled in shares, during the year ended December 31, 2012 at a weighted average grant date fair value $43.47 per share. These awards generally vest in one-third increments on the grant date anniversary over a three year vesting period. Unrecognized compensation expense at December 31, 2012 was $8 million for non-vested RSUs and will be recognized on a weighted average basis over the remaining vesting period of 1.83 years.

RSUs that are expected to be settled in cash are accounted for as liability awards. The Company granted 71,000 and 1,000 RSUs, expected to be settled in cash, during the year ended December 31, 2012 and 2011, respectively, at weighted average grant date fair values $46.29 per share and $49.83 per share, respectively. The Company made cash settlement payments of $5 million and $4 million during the years ended December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, $4 million was recorded under Accrued employee liabilities in both years relating to RSUs while $6 million and $5 million, respectively, were recorded under Employee benefits relating to RSUs. These awards generally vest in one-third increments on the grant date anniversary over a three year vesting period. Unrecognized compensation expense at December 31, 2012 was $3 million for non-vested RSUs and will be recognized on a weighted average basis over the remaining vesting period of approximately 1.5 years. RSUs awarded under the Non-Employee Director Stock Unit Plan vest immediately but are not cash settled until after the participant terminates service as a non-employee director of the Company.

A summary of activity for RSAs and RSUs, including grants, vesting and forfeitures is provided below.

	RSAs	RSUs	Weighted Average Grant Date Fair Value
	(In Thousands)
Non-vested at October 1, 2010	—	—	$—
Granted	1,246	421	57.93
Vested	(211)	(64)	57.93
Forfeited	—	—	—
Non-vested at December 31, 2010	1,035	357	57.93
Granted	—	1	49.83
Vested	(345)	(93)	57.93
Forfeited	(34)	(8)	57.93
Non-vested at December 31, 2011	656	257	57.92
Granted	117	296	47.16
Vested	(482)	(123)	58.02
Forfeited	(63)	(27)	55.60
Non-vested at December 31, 2012	228	403	$51.20

Stock Options and Stock Appreciation Rights

Stock Options that are expected to be settled in shares of the Company's common stock are recorded as equity awards with an exercise price equal to the average of the high and low market price at which the Company's common stock was traded on the New York Stock Exchange on the date of grant. The grant date fair value of these awards is measured using the The Black-Scholes option pricing model. The Company granted 155,000 and 482,000 Stock Options during the year ended December 31, 2012 and 2011, respectively. The weighted average grant date fair value of Stock Options granted during the years ended December 31, 2012 and 2011 was $25.16 per share and $34.45 per share, respectively. Stock Options generally vest in one-third increments on the grant date anniversary over a three year vesting period and have an expiration date 10 years from the date of grant. Unrecognized compensation expense for non-vested Stock Options at December 31, 2012 was $2 million and is expected to be recognized over a weighted average period of 1.09 years.

SARs are expected to be settled in cash and are accounted for as liability awards with an exercise price equal to the average of the high and low market price at which the Company's common stock was traded on the New York Stock Exchange on the date of grant. The Company granted 32,000 and 94,000 SARs with a weighted average fair value of $20.78 and $17.58 as of December 31, 2012 and 2011, respectively. The fair value of SARs is determined at each period-end using the Black-Scholes option pricing model. At December 31, 2012 and 2011 the Company recorded approximately $2 million and $1 million, respectively, under the caption Accrued Employee benefits and recorded compensation expense of $1 million and $1 million, respectively. SARs generally vest in one-third increments on the grant date anniversary over a three year vesting period and have an expiration date 10 years from the date of grant. Unrecognized compensation expense at December 31, 2012 was less than $1 million for non-vested SARs and will be recognized on a weighted average basis over the remaining vesting period of approximately 1.18 years.

The Black-Scholes option pricing model requires management to make various assumptions assumptions including the expected term, expected volatility, risk free interest rate, and dividend yield. The expected term represents the period of time that granted awards are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is calculated based on a rolling average of the daily stock closing prices of a peer group of companies with a period equal to the expected life of the award. The peer group of companies was used due to the relatively short history of the Company's common stock since the Effective Date. The peer group was established using the criteria of similar industry (utilizing product mix), size (measured by market capitalization), leverage (measured using debt to equity ratio) and length of history. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of the stock-based compensation instrument. The dividend yield is based on historical patterns and future expectations for Company dividends.

Weighted average assumptions used to estimate fair value of awards granted during the year ended and as of December 31, 2012 and 2011 are as follows:

	Stock Options		SARs
	2012	2011	2012	2011
Expected term (in years)	6	6	5.07	6
Expected volatility	48.96%	46.37%	51.69%	50.30%
Risk-free interest rate	1.12%	2.59%	0.74%	0.98%
Expected dividend yield	—%	—%	—%	—%

A summary of activity for Stock Options and SARs, including award grants, vesting and forfeitures is provided below.

	Stock Options	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
	(In Thousands)		(In Thousands)
Outstanding at December 31, 2010	—	$—	—	$—
Granted	482	$72.60	94	$74.08
Exercised	—	$—	—	$—
Forfeited or expired	(92)	$74.08	(10)	$74.08
Outstanding at December 31, 2011	390	$72.26	84	$74.08
Granted	155	$53.57	32	$53.57
Exercised	—	$—	—	$—
Forfeited or expired	(183)	$66.64	(18)	$68.06
Outstanding at December 31, 2012	362	$67.13	98	$68.36

Exercisable at December 31, 2012	130	$70.89	25	$74.08

	Stock Options and SARs Outstanding
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price
	(In Thousands)	(In Years)
$45.01 - $55.00	132	9.24	$53.15
$55.01 - $65.00	24	8.45	$60.97
$65.01 - $75.08	304	8.25	$74.08
	460

Performance Based Share Units

PSUs that are expected to be settled in shares of the Company's common stock are recorded as equity awards. PSUs that are expected to be settled in cash are accounted for as liability awards. During the first quarter of 2012, the Company granted 188,000 PSUs. The number of such PSUs that will vest is based on the Company's achievement of targeted performance levels related to a pre-established relative total shareholder return ("RTSR") goal compared to its peer group of automotive companies over a three-year period, which may range from 0% to 150% of the target award amount. During the fourth quarter of 2012, the Company also granted an additional 1,123,000 PSUs. The number of such PSU's that will vest is based on the Company's achievement of a pre-established total shareholder return ("TSR") metric over a three year period, which may range from 0% to 100% of the target award. PSUs will vest on December 31, 2015 and the final award will be determined by the Compensation Committee. A portion of each grant is expected to be settled in stock and cash.

For PSUs expected to be settled in shares of the Company's common stock, the grant date fair value was determined using the Monte Carlo valuation model. Unrecognized compensation expense at December 31, 2012 was $30 million for the non-vested portion of these awards and will be recognized over the remaining vesting period of approximately 2.89 years. For PSUs expected to be settled in cash, the period ending fair value of the obligation for these awards was determined using the Monte Carlo valuation model. Unrecognized compensation expense at December 31, 2012 was $8 million for the non-vested portion of these awards and will be recognized over the remaining vesting period of approximately 2.89 years.

The Monte Carlo valuation model requires management to make various assumptions including the expected volatility, risk free interest rate and dividend yield. Expected volatility of 44.22% was calculated based on a rolling average of the daily stock closing prices of a peer group of companies with a period equal to the expected life of the award. The peer group of companies was used due to the relatively short history of the Company's common stock since the Effective Date. The peer group was established using the criteria of similar industry (utilizing product mix), size (measured by market capitalization), leverage (measured using debt to equity ratio) and length of history. The risk-free rate of 0.39% was based on the U.S. Treasury yield curve in relation to the contractual life of the stock-based compensation instrument. The dividend yield of 0.00% is based on historical patterns and future expectations for Company dividends.

A summary of activity for PSUs, including award grants, vesting and forfeitures is provided below.

	PSUs	Weighted Average Grant Date Fair Value

	(In Thousands)
Granted	1,311	33.85
Forfeited	(57)	45.57
Non-vested at December 31, 2012	1,254	33.32

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

	Stock Options	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
	(In Thousands)		(In Thousands)
Outstanding at December 31, 2009	10,506	$10.70	10,542	$5.60
Forfeited, expired or cancelled	(10,506)	$10.70	(10,542)	$5.60
Outstanding at October 1, 2010	—	$—	—	$—
A summary of activity, including award grants, vesting and forfeitures is provided below for RSAs and RSUs.

	RSAs	RSUs	Weighted Average Grant Date Fair Value
	(In Thousands)
Non-vested at December 31, 2009	934	2,111	$3.80
Vested	(15)	(5)	$7.05
Forfeited or cancelled	(919)	(2,106)	$3.39
Non-vested at October 1, 2010	—	—	$—

Note 15. Other Expense, Net

Other expense, net consists of the following:

	Successor			Predecessor
	Year Ended December 31	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1
	2012	2011	2010	2010
	(Dollars in Millions)
Transformation costs	$33	$7	$—	$—
Gain on sale of joint venture interest	(19)	—	—	—
Loss on asset contribution	14	—	—	—
Loss on debt extinguishment	6	24	—	—
Asset impairments	5	—	—	4
Reorganization-related costs, net	2	8	14	—
Deconsolidation gains	—	(8)	—	—
UK Administration recovery	—	(18)	—	—
(Gain) loss on sale of assets	—	(2)	(1)	22
	$41	$11	$13	$26

Year Ended December 31, 2012

Transformation costs include amounts incurred in connection with the strategic transformation of the Company's business portfolio and rationalization of its cost structure including, among other things, the investigation of potential transactions for the sale, merger or other combination of certain businesses.

In August 2012, the Company sold its 50% ownership interest in R-Tek Limited, a UK-based Interiors joint venture, for cash proceeds of approximately $30 million, which resulted in a gain of $19 million.

The Company recorded a loss of $14 million associated with assets, including land, building and machinery, contributed to the local municipality in Spain for the benefit of employees in connection with the closure of the Cadiz Electronics operation.

Year Ended December 31, 2011

In 2011, the Company recorded a loss of $24 million on the early extinguishment of the Term Loan including $21 million of unamortized original issuance discount and debt fees that were recorded net of the Term Loan principal on the face of the Company’s consolidated balance sheets immediately prior to extinguishment.

In December 2011, the Company received an initial distribution of $18 million, in connection with the liquidation and recovery process under the UK Administration, these amounts primarily represented recoveries on amounts owed to Visteon for various trade and loan receivables due from the UK Debtor.

Three Month Successor Period Ended December 31, 2010

The Company recorded reorganization-related costs of $14 million for the year ended December 31, 2011, which are comprised of amounts directly associated with the reorganization under Chapter 11, primarily related to professional service fees.

Nine Month Predecessor Period Ended October 1, 2010

On March 8, 2010, the Company completed the sale of substantially all of the assets of Atlantic Automotive Components, L.L.C., and recorded losses of approximately $21 million.

NOTE 16. Income Taxes

Details of the Company's income tax provision from continuing operations are provided in the table below:

	Successor			Predecessor
	Year Ended December 31	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1
	2012	2011	2010	2010
	(Dollars in Millions)
Income (loss) before income taxes (a)
U.S	$(165)	$(141)	$29	$486
Non-U.S	230	310	59	539
Total income before income taxes	$65	$169	$88	$1,025
Current tax provision
U.S. federal	$4	$1	$1	$5
Non-U.S	125	126	28	87
U.S. state and local	1	1	(1)	3
Total current tax provision	130	128	28	95
Deferred tax provision (benefit)
U.S. federal	(3)	1	(1)	2
Non-U.S	(6)	(2)	(3)	52
U.S. state and local	—	—	—	(1)
Total deferred tax provision (benefit)	(9)	(1)	(4)	53
Provision for income taxes	$121	$127	$24	$148

(a) Income (loss) before income taxes excludes equity in net income of non-consolidated affiliates.
A summary of the differences between the provision for income taxes calculated at the U.S. statutory tax rate of 35% and the consolidated provision for income taxes is shown below:

	Successor			Predecessor
	Year Ended December 31	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1
	2012	2011	2010	2010
	(Dollars in Millions)
Income before income taxes, excluding equity in net income of non-consolidated affiliates, multiplied by the U.S. statutory rate of 35%	$23	$59	$31	$359

Impact of foreign operations	75	45	(1)	15
State and local income taxes	(2)	4	(1)	1
Tax reserve adjustments	12	22	4	7
Change in valuation allowance	(1)	190	(9)	(774)
Fresh-start accounting adjustments and reorganization items, net	—	(215)	—	563
Impact of tax law change	1	18	—	—
Other	13	4	—	(23)
Provision for income taxes	$121	$127	$24	$148
The impact of foreign operations of $75 million includes $29 million of non-U.S. withholding taxes, $80 million of U.S. and non-U.S. income taxes related to the planned repatriation of earnings, and $16 million of U.S. income tax associated with the taxation of non-U.S. earnings due to transfers of offshore cash between countries (“look-through” rules). The American Taxpayer Relief Act of 2012 retroactively extended the “look-through” provisions to December 31, 2013. Because tax law changes are recognized in the period in which new legislation is enacted, the $16 million will be reflected as a discrete item in first quarter of 2013, but due to the Company's valuation allowance in the U.S. there is no net impact to the Company's provision for income taxes in 2012 or 2013 related to this item. These amounts were partially offset by a $50 million favorable variance due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate. The U.S. income tax consequences of these items approximate $93 million and were entirely offset by the U.S. valuation allowance. Tax reserve adjustments of $12 million primarily relate to interest accrued on tax positions related to prior periods. Other items impacting the effective rate of $13 million primarily represent U.S. tax adjustments offset by an equal and opposite amount against the U.S. valuation allowance.

The Company’s provision for income tax for continuing operations was $127 million for year ended December 31, 2011. Significant components of the variance from the U.S. statutory rate include $34 million of non-U.S. withholding taxes, $55 million of U.S. and non-U.S. income taxes related to the planned repatriation of earnings from its unconsolidated and certain consolidated foreign affiliates, partially offset by a $44 million favorable variance for foreign rate differentials. The U.S. income tax consequences in connection with the Company's earnings from these affiliates of approximately $56 million were offset with the U.S. valuation allowance. The tax reserve adjustments of $22 million includes $15 million related to unrecognized tax benefits that are embedded in other deferred tax attributes offset by the U.S. valuation allowance. The fresh-start accounting adjustments and reorganization items include true-up adjustments to the net deferred tax assets related to the derecognition of U.S. tax loss and credit carryforwards as a result of the annual limitation imposed under IRC Sections 382 and 383, the legal entity restructuring approved as part of the Plan of Reorganization which utilized U.S. tax loss and credit carryforwards pre-emergence and other matters, all of which impact both the underlying deferred taxes and the related valuation allowances. The $18 million impact of tax law changes reflects an increase in the tax rate in Korea which increased the Company's net deferred tax liabilities by $6 million, as well as tax law changes in Michigan resulting in the elimination of $12 million in net operating loss carryforwards which were fully offset by the related valuation allowance.

The Company’s provision for income tax for continuing operations was $24 million for the three-month Successor period ended December 31, 2010 and was $148 million for the nine-month Predecessor period ended October 1, 2010. Income tax provisions for both the Successor and the Predecessor periods during 2010 reflect income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits, the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions, and other non-recurring tax items. The 2010 Predecessor period includes $47 million of deferred tax expense associated with the adoption of fresh-start accounting. Included in the fresh-start accounting adjustments and reorganization items are net deferred tax adjustments primarily related to the derecognition of U.S. tax loss and credit carryforwards as a result of the annual limitation imposed under IRC Sections 382 and 383, a legal entity restructuring approved as part of the Plan of Reorganization which utilized U.S. tax loss and credit carryforwards pre-emergence and other matters, all of which impact both the underlying deferred taxes and the related valuation allowances.

Deferred income taxes and related valuation allowances

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating loss, tax credit and other carryforwards. The Company has recorded a deferred tax liability, net of valuation allowances, for U.S. and non-U.S. income taxes and non-U.S. withholding taxes of approximately $83 million and $77 million as of December 31, 2012 and 2011, respectively, on the undistributed earnings of certain consolidated and unconsolidated foreign affiliates as such earnings are intended to be repatriated in the foreseeable future. The Company has not provided for deferred income taxes or foreign withholding taxes on the remainder of undistributed earnings from certain consolidated foreign affiliates because such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax liability on such earnings as the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.

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

In determining the need for a valuation allowance, the Company also evaluates existing valuation allowances. Based upon this assessment, it is reasonably possible that the existing valuation allowance on approximately $20 million of deferred tax assets could be eliminated during 2013. Any decrease in the valuation allowance would result in a reduction in income tax expense in the quarter in which it is recorded. During 2012, the Company recorded a tax benefit of $8 million attributable to the elimination of valuation allowances at several foreign subsidiaries in China, India and the Czech Republic. During the third quarter of 2011, the Company recorded a tax benefit of $8 million related to the reversal of a full valuation allowance with respect to the deferred tax assets of its UK subsidiary. During the fourth quarter of 2011, the Company recorded a $66 million impairment charge attributable to the Company's Lighting assets. Approximately $16 million of the impairment charge related to jurisdictions where deferred tax assets are fully offset by a valuation allowance. The remaining $50 million related to other foreign jurisdictions where the Company concluded, based on the available evidence, it was more likely than not that the deferred tax assets associated with these jurisdictions would not be realized.

The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries, including Germany, France, and Spain until sufficient positive evidence exists to reduce or eliminate the valuation allowances. At December 31, 2012 and 2011, the Company had net deferred tax assets, net of valuation allowances, of approximately $36 million and $31 million, respectively, in certain foreign jurisdictions, the realization of which is dependent on generating sufficient taxable income in future periods. While the Company believes it is more likely than not that these deferred tax assets will be realized, failure to achieve taxable income targets which considers, among other sources, future reversals of existing taxable temporary differences, would likely result in an increase in the valuation allowance in the applicable period.

The components of deferred income tax assets and liabilities are as follows:

	December 31
	2012	2011
	(Dollars in Millions)
Deferred tax assets
Employee benefit plans	$135	$134
Capitalized expenditures for tax reporting	82	111
Net operating losses and carryforwards	1,350	1,174
All other	224	253
Valuation allowance	(1,695)	(1,657)
Total deferred tax assets	$96	$15

Deferred tax liabilities
Depreciation and amortization	$36	$1
All other	192	153
Total deferred tax liabilities	228	154

Net deferred tax liabilities	$132	$139

At December 31, 2012, the Company had available non-U.S. net operating loss carryforwards and tax credit carryforwards of $1.5 billion and $12 million, respectively, which have carryforward periods ranging from 5 years to indefinite. The Company had available U.S. federal net operating loss carryforwards of $1.3 billion at December 31, 2012, which will expire at various dates between 2028 and 2032. U.S. foreign tax credit carryforwards are $384 million at December 31, 2012. These credits will begin to expire in 2015. The Company had available tax-effected U.S. state operating loss carryforwards of $24 million at December 31, 2012, which will expire at various dates between 2015 and 2032.

In connection with the Company's emergence from bankruptcy and resulting change in ownership on the Effective Date, an annual limitation was imposed on the utilization of U.S. net operating losses, U.S. credit carryforwards and certain U.S. built-in losses (collectively referred to as “tax attributes”) under Internal Revenue Code (“IRC”) Sections 382 and 383. The collective limitation is approximately $120 million per year on tax attributes in existence at the date of change in ownership. Additionally, the Company has approximately $337 million of U.S. net operating loss carryforwards and $74 million of U.S. foreign tax credits that are not subject to any current limitation since they were realized after the Effective Date.

If the Company were to have another change in ownership within the meaning of IRC Sections 382 and 383, its tax attributes could be further limited to an amount equal to its market capitalization at the time of the subsequent ownership change multiplied by by the federal long-term tax exempt rate. The Company cannot provide any assurance that such an ownership change will not occur, in which case the availability of the Company's tax attributes could be significantly limited or possibly eliminated. In order to continue to protect the Company's pre and post-emergence period tax attributes and reduce the likelihood that the Company will experience an additional ownership change our second amended and restated certificate of incorporation provides, among other things, that any attempted transfer of the Company's securities during a Restricted Period shall be prohibited and void ab initio insofar as it purports to transfer ownership or rights in respect of such stock to the purported transferee to the extent that, as a result of such transfer, either any person or group of persons shall become a “5-percent shareholder” of Visteon pursuant to Treasury Regulation § 1.382-2T(g), other than a “direct public group” as defined in such regulation (a “Five-Percent Shareholder”), or the percentage stock ownership interest in Visteon of any Five-Percent Shareholder shall be increased.

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

As of the end of 2012, valuation allowances totaling $1.7 billion have been recorded against the Company’s deferred tax assets where recovery of the deferred tax assets is unlikely. Of this amount, $1.2 billion relates to the Company’s deferred tax assets in the U.S. and $528 million relates to deferred tax assets in certain foreign jurisdictions, including Germany, a pass-through entity for U.S. tax purposes.

Unrecognized Tax Benefits

As of December 31, 2012 and 2011, the Company’s gross unrecognized tax benefits were $117 million and $123 million, respectively, of which the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were approximately $71 million and $69 million, respectively. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. During 2012, the Company decreased its gross unrecognized tax benefits to reflect the remeasurement of prior year uncertain tax positions as a result of completed reviews of certain transfer pricing studies by tax authorities in Asia and the closing of statutes. These decreases were partially offset by new tax positions expected to be taken in future tax filings, primarily related to the allocation of costs among the Company's global operations.

The Company recognizes interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties were $36 million and $28 million as of December 31, 2012 and 2011, respectively. The Company's liability for uncertain tax positions, including interest and penalties, was $107 million and $97 million, as of December 31, 2012 and 2011, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits (including amounts related to the discontinued operations) is as follows:

	Year Ended December 31
	2012	2011
	(Dollars in Millions)
Beginning balance	$123	$131
Tax positions related to current period
Additions	15	17
Tax positions related to prior periods
Additions	—	3
Reductions	(20)	(21)
Settlements with tax authorities	—	(1)
Lapses in statute of limitations	(2)	(1)
Effect of exchange rate changes	1	(5)
Ending balance	$117	$123
The Company and its subsidiaries have operations in every major geographic region of the world and are subject to income taxes in the U.S. and numerous foreign jurisdictions. Accordingly, the Company files tax returns and is subject to examination by taxing authorities throughout the world, including such significant jurisdictions as Korea, India, Portugal, Spain, Czech Republic, Hungary, Mexico, China, Brazil, Germany, France and the United States. The Company regularly assesses the status of these examinations and the potential for adverse and/or favorable outcomes to determine the adequacy of its provision for income taxes. The Company believes that it has adequately provided for tax adjustments that it believes are more likely than not to be realized as a result of any ongoing or further examination.

In June 2012, the Korean tax authorities commenced a review of the Company's 70% owned and consolidated subsidiary, Halla Climate Control Corporation, for the tax years 2007 through 2011. In October 2012, the tax authorities issued a pre-assessment of approximately $19 million for alleged underpayment of withholding tax on dividends paid and other items, including certain management service fees charged by Visteon. This pre-assessment was subsequently finalized and a formal notice of assessment was received in January 2013. The Company intends to file an appeal with the Korean Tax Tribunal. Accordingly, a payment of $18 million was made in February 2013 as required under Korean tax regulation to pursue the appeals process. The Company believes it is more likely than not it will receive a favorable ruling when all of the available appeals have been exhausted.

With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2008 or state and local, or non-U.S. income tax examinations for years before 2002. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings outside the U.S. could conclude within the next twelve months and result in a significant change in the balance of gross unrecognized tax benefits. Although it is difficult to predict a specific amount given the number of years, jurisdictions and positions subject to examination, the Company would estimate that the balance of unrecognized tax benefits could decrease in the range of $30 million to $60 million, excluding interest and penalties, within the next twelve months. The Company expects a significant portion to be settled in the first quarter of 2013.

NOTE 17. Stockholders’ Equity and Non-controlling Interests

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

Treasury Stock

In July 2012, the board of directors authorized the repurchase of up to $100 million of the Company's common stock. In January 2013, the board of directors reauthorized the current $100 million and increased the repurchase amount to an additional $200 million over the next two years. The Company anticipates that repurchases of common stock would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors. During 2012, the Company repurchased 1,005,559 shares of its outstanding common stock at an weighted average price of $49.72 per share, excluding commissions, for the aggregate purchase price of $50 million. At December 31, 2012 and 2011, the Company held approximately 1,760,000 and 640,000 common stock in treasury for use in satisfying obligations under employee incentive compensation arrangements. The Company values shares of common stock held in treasury at cost.

Warrants

The Ten Year Warrants may be net share settled and are recorded as permanent equity in the Company’s consolidated balance sheets with 299,171 and 476,034 warrants outstanding at December 31, 2012 and 2011, respectively. The Ten Year Warrants were valued at $15.00 per share on October 1, 2010 using the Black-Scholes option pricing model. Significant assumptions used in determining the fair value of such warrants at issuance included share price volatility and risk-free rate of return. The volatility assumption was based on the implied volatility and historical realized volatility for comparable companies. The risk-free rate assumption was based on U.S. Treasury bond yields.

The Five Year Warrants may be net share settled and are recorded as permanent equity in the Company’s consolidated balance sheets with 1,549,337 and 1,549,345 warrants outstanding at December 31, 2012 and 2011, respectively. The Five Year Warrants were valued at $3.62 per share on October 1, 2010 using the Black-Scholes option pricing model. Significant assumptions used in determining the fair value of such warrants at issuance included share price volatility and risk-free rate of return. The volatility assumption was based on the implied volatility and historical realized volatility for comparable companies. The risk-free rate assumption was based on U.S. Treasury bond yields.

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

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss of Visteon Corporation's stockholders’ equity, net of tax, includes:

	December 31
	2012	2011
	(Dollars in Millions)
Foreign currency translation adjustments, net	$11	$(41)
Pension and other postretirement benefit adjustments, net	(108)	25
Unrealized hedging losses and other, net	7	(9)
Total accumulated other comprehensive loss	$(90)	$(25)

Non-Controlling Interests

Non-controlling interests in the Visteon Corporation economic entity are as follows:

	December 31
	2012	2011
	(Dollars in Millions)
Halla Climate Control Corporation	$723	$660
Visteon Interiors Korea Ltd	20	20
Other	13	10
Total non-controlling interests	$756	$690

The Company holds a 70% interest in Halla Climate Control Corporation (“Halla”), a consolidated subsidiary. Halla is headquartered in South Korea with operations in North America, Europe and Asia. Halla designs, develops and manufactures automotive climate control products, including air-conditioning systems, modules, compressors, and heat exchangers for sale to global OEMs. In January 2013, Halla purchased certain subsidiaries and intellectual property relating to Visteon's global automotive climate business for a total purchase price of $410 million. Visteon will provide transition services and lease certain U.S.-based employees to Halla.

Restricted Net Assets

Restricted net assets related to the Company’s non-consolidated affiliates were approximately $756 million and $644 million, respectively, as of December 31, 2012 and 2011. Restricted net assets related to the Company’s consolidated subsidiaries were approximately $165 million and $135 million, respectively as of December 31, 2012 and 2011. Restricted net assets of consolidated subsidiaries are attributable to the Company’s operations in China, where certain regulatory requirements and governmental restraints result in significant restrictions on the Company’s consolidated subsidiaries ability to transfer funds to the Company.

NOTE 18. Earnings Per Share

A summary of information used to compute basic and diluted earnings per share attributable to Visteon is as follows:

	Successor			Predecessor
	Year Ended December 31	Year Ended December 31	Three Months Ended December 31	Nine Months Ended October 1
	2012	2011	2010	2010
	(In Millions, Except Per Share Amounts)
Numerator:
Net income from continuing operations attributable to Visteon	$103	$136	$86	$926
Loss (income) from discontinued operations, net of tax	(3)	(56)	—	14
Net income attributable to Visteon	$100	$80	$86	$940
Denominator:
Average common stock outstanding - basic	52.9	51.2	50.2	130.3
Dilutive effect of warrants	0.4	0.8	1.5	—
Diluted shares	53.3	52.0	51.7	130.3

Basic and Diluted Per Share Data:
Basic earnings per share attributable to Visteon:
Continuing operations	$1.95	$2.65	$1.71	$7.10
Discontinued operations	(0.06)	(1.09)	—	0.11
	$1.89	$1.56	$1.71	$7.21
Diluted earnings per share attributable to Visteon:
Continuing operations	$1.93	$2.62	$1.66	$7.10
Discontinued operations	(0.05)	(1.08)	—	0.11
	$1.88	$1.54	$1.66	$7.21

The effect of certain common stock equivalents including warrants, performance-based share units, and stock options were excluded from the computation of weighted average diluted shares outstanding as inclusion of such items would be anti-dilutive, summarized as follows.

	Year Ended			Year Ended
	December 31			December 31
	2012			2011
	(In Millions, Except Per Share Amounts)
Number of warrants	1.5			—
Exercise price	$58.80			$—
Number of performance stock units	1.3			—
Number of stock options	0.4			0.4
Exercise price	$44.55	-	$74.08	$44.55	-	$74.08

Predecessor

Stock options to purchase 10 million shares of common stock at exercise prices ranging from $3.63 per share to $17.46 per share and warrants to purchase 25 million shares were outstanding for 2009 but were not included in the computation of diluted earnings per share as inclusion of such items would be anti-dilutive. These stock options were cancelled effective October 1, 2010.

NOTE 19. Fair Value Measurements

Fair Value Hierarchy

The Company uses a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs.

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

The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis are as follows.

	December 31, 2012
	(Dollars in Millions)
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Retirement plan assets	$309	$559	$502	$1,370
Foreign currency instruments	—	22	—	22
Liability Category
Foreign currency instruments	$—	$1	$—	$1

	December 31, 2011
	(Dollars in Millions)
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Retirement plan assets	$474	$560	$466	$1,500
Liability Category
Foreign currency instruments	$—	$16	$—	$16

Foreign currency instruments are valued under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The carrying amounts of all other financial instruments approximate their fair values because of the relatively short-term maturity of these instruments.

Items Measured at Fair Value on a Non-recurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. Assets measured at fair value on a non-recurring basis during the year ended December 31, 2012 include the retained interest in Duckyang, the equity in the net assets of Yanfeng, and the Lighting assets subject to the impairment analysis. For further information on the assets and liabilities measured at fair value on a non-recurring basis during the Predecessor period ended October 1, 2010, refer to Note 3, “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code.”

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

•	Insurance contracts are reported at cash surrender value and have no observable inputs.

The fair values of the Company’s U.S. retirement plan assets are as follows:

	December 31, 2012
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Registered investment companies	$163	$—	—	$163
Common trust funds	—	354	—	354
LDI	—	148	—	148
GTAA	—	—	140	140
HFF	—	—	139	139
Cash and cash equivalents	14	—	—	14
Insurance contracts	—	—	8	8
Total	$177	$502	287	$966

	December 31, 2011
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Registered investment companies	$176	$—	$—	$176
Common trust funds	—	216	—	216
LDI	—	256	—	256
GTAA	—	—	142	142
Common and preferred stock	150	—	—	150
HFF	—	—	128	128
Cash and cash equivalents	74	—	—	74
Insurance contracts	—	—	10	10
Total	$400	$472	$280	$1,152

The fair value measurements which used significant unobservable inputs are as follows:

	GTAA	HFF	Insurance Contracts
	(Dollars in Millions)
Predecessor – Ending balance at December 31, 2009	$130	$113	$10
Actual return on plan assets:
Relating to assets still held at the reporting date	11	3	1
Purchases, sales and settlements	—	—	(1)
Predecessor – Ending balance at October 1, 2010	$141	$116	$10
Actual return on plan assets:
Relating to assets still held at the reporting date	9	3	(1)
Successor – Ending balance at December 31, 2010	$150	$119	$9
Actual return on plan assets:
Relating to assets still held at the reporting date	(8)	(1)	1
Purchases, sales and settlements	—	10	—
Successor – Ending balance at December 31, 2011	$142	$128	$10
Actual return on plan assets:
Relating to assets still held at the reporting date	11	8	—
Purchases, sales and settlements	(13)	3	—
Transfer out	—	—	(2)
Successor – Ending balance at December 31, 2012	$140	$139	$8

The fair values of the Company’s Non-U.S. retirement plan assets are as follows:

	December 31, 2012
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Insurance contracts	$—	$—	$199	$199
Treasury and government securities	22	33	—	55
Registered investment companies	52	—	—	52
Cash and cash equivalents	18	—	—	18
Corporate debt securities	8	9	—	17
Common trust funds	5	8	—	13
Limited partnerships (HFF)	—	—	16	16
Common and preferred stock	16	—	—	16
Other	11	7	—	18
Total	$132	$57	$215	$404

	December 31, 2011
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Insurance contracts	$—	$—	$180	$180
Treasury and government securities	—	58	—	58
Registered investment companies	53	—	—	53
Cash and cash equivalents	12	—	—	12
Corporate debt securities	—	14	—	14
Common trust funds	—	6	—	6
Limited partnerships (HFF)	—	—	6	6
Common and preferred stock	2	—	—	2
Other	7	10	—	17
Total	$74	$88	$186	$348

Fair value measurements which used significant unobservable inputs are as follows:

	Insurance Contracts	HFF
	(Dollars in Millions)
Predecessor – Ending balance at December 31, 2009	$180	$4
Actual return on plan assets:
Relating to assets held at the reporting date	(1)	—
Purchases, sales and settlements	(1)	—
Predecessor – Ending balance at October 1, 2010	$178	$4
Actual return on plan assets:
Relating to assets held at the reporting date	(1)	—
Purchases, sales and settlements	2	1
Successor – Ending balance at December 31, 2010	$179	$5
Actual return on plan assets:
Relating to assets held at the reporting date	4	—
Purchases, sales and settlements	(3)	1
Successor – Ending balance at December 31, 2011	$180	$6
Actual return on plan assets:
Relating to assets held at the reporting date	16	4
Purchases, sales and settlements	3	6
Successor – Ending balance at December 31, 2012	$199	$16

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

For a designated cash flow hedge, the effective portion of the change in the fair value of the derivative instrument is recorded in Accumulated other comprehensive (loss) income in the consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in Accumulated other comprehensive (loss) income is recorded in earnings and reflected in the consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in operating results. For a designated fair value hedge, both the effective and ineffective portions of the change in the fair value of the derivative instrument are recorded in earnings and reflected in the consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a designated net investment hedge, the effective portion of the change in the fair value of the derivative instrument is recorded as a cumulative translation adjustment in Accumulated other comprehensive (loss) income in the consolidated balance sheet. Cash flows associated with designated hedges are reported in the same category as the underlying hedged item. Derivatives not designated as a hedge are adjusted to fair value through operating results. Cash flows associated with derivatives are reported in Net cash provided from operating activities in the Company’s consolidated statements of cash flows.

Foreign Currency Exchange Rate Risk

The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Where possible, the Company utilizes derivative financial instruments, including forward and option contracts, to protect the Company’s cash flow from changes in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary hedged foreign currency exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint, Indian Rupee and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies.

As of December 31, 2012 and 2011, the Company had forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $554 million and $741 million, respectively. Fair value estimates of these contracts are based on quoted market prices. A portion of these instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the Accumulated other comprehensive (loss) income component of Stockholders’ equity in the Company’s consolidated balance sheet. The ineffective portion of these instruments is recorded as Cost of sales in the Company’s consolidated statement of operations.

Interest Rate Risk

As of December 31, 2012 and 2011, the Company has no outstanding interest rate swaps. On April 6, 2011, the Company refinanced its variable rate Term Loan with a fixed rate bond. In conjunction with the refinancing of the Term Loan, the Company terminated outstanding interest rate swaps with a notional amount of $250 million for a loss of less than $1 million. Approximately 85% and 87% of the Company's borrowings were effectively on a fixed rate basis as of December 31, 2012 and December 31, 2011, respectively.

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s consolidated balance sheets at December 31, 2012 and 2011 as follows (dollars in millions):

	Assets			Liabilities
Risk Hedged	Classification	2012	2011	Classification	2012	2011
Designated
Foreign currency	Other current assets	$16	$—	Other current assets	$1	$—
Foreign currency	Other current liabilities	1	8	Other current liabilities	1	24

Non-designated
Foreign currency	Other current assets	6	—	Other current assets	—	—
		$23	$8		$2	$24

Gains and losses on derivative financial instruments recorded in Cost of sales and Interest expense for the year ended December 31, 2012 and 2011 are as follows:

	Amount of Gain (Loss)
	Recorded in AOCI, net of tax		Reclassified from AOCI into Income		Recorded in Income
	2012	2011	2012	2011	2012	2011
Foreign currency risk – Cost of sales
Cash flow hedges	$16	$(8)	$18	$5	$—	$—
Non-designated cash flow hedges	—	—	—	—	(4)	(4)
	$16	$(8)	$18	$5	$(4)	$(4)
Interest rate risk – Interest expense
Cash flow hedges	$—	$1	$—	$—	$—	$—

Concentrations of Credit Risk

Financial instruments including cash equivalents, derivative contracts, and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty and through monitoring counterparty credit risks. The Company’s concentration of credit risk related to derivative contracts at December 31, 2012 and 2011 is not material.

Hyundai Kia Automotive Group is one of the Company's largest customers, accounting for 33%, 31% and 29% of total product sales in 2012, 2011 and 2010, respectively. Additionally, Ford is one of the Company's largest customers and accounted for 27%, 27% and 25% of total product sales in 2012, 2011 and 2010, respectively. With the exception of the customers below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at December 31, 2012 and 2011, respectively.

	2012	2011
Ford and its affiliates	19%	24%
Hyundai Mobis Company	16%	14%
Hyundai Motor Company	10%	10%

Management periodically performs credit evaluations of its customers and generally does not require collateral.

NOTE 21. Commitments and Contingencies

Guarantees and Commitments

The Company has guaranteed approximately $54 million for subsidiary lease payments under various arrangements generally spanning between one and ten years in duration, and $6 million for affiliate credit lines and other credit support agreements. In connection with an agreement entered in 2009 with the Pension Benefit Guarantee Corporation ("PBGC"), the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million, the term of this guarantee is dependent upon certain contingent events as set forth in the PBGC Agreement.

Purchase Obligations

In January 2003, the Company commenced a 10-year outsourcing agreement with International Business Machines (“IBM”) pursuant to which the Company outsources most of its information technology needs on a global basis, including mainframe support services, data centers, customer support centers, application development and maintenance, data network management, desktop support, disaster recovery and web hosting (“IBM Outsourcing Agreement”). During 2006, the IBM Outsourcing Agreement was modified to change the service delivery model and related service charges. Expenses incurred under the IBM Outsourcing Agreement were approximately $13 million during the year ended December 31, 2012 and 2011, $4 million during the three–month Successor period ended December 31, 2010, and $18 million during the nine–month Predecessor period ended October 1, 2010.

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

Operating Leases

At December 31, 2012, the Company had the following minimum rental commitments under non-cancelable operating leases: 2013 — $30 million; 2014 — $26 million; 2015 — $21 million; 2016 — $17 million; 2017 — $14 million; thereafter — $81 million. Rent expense was $44 million for the year ended December 31, 2012, $44 million for the year ended December 31, 2011, $11 million for the three-month Successor period ended December 31, 2010, and $33 million for the nine-month Predecessor period ended October 1, 2010.

Litigation and Claims

Several current and former employees of Visteon Deutschland GmbH (“Visteon Germany”) filed civil actions against Visteon Germany in various German courts beginning in August 2007 seeking damages for the alleged violation of German pension laws that prohibit the use of pension benefit formulas that differ for salaried and hourly employees without adequate justification. Several of these actions have been joined as pilot cases. In a written decision issued in April 2010, the Federal Labor Court issued a declaratory judgment in favor of the plaintiffs in the pilot cases. To date, more than 750 current and former employees have filed similar actions or have inquired as to or been granted additional benefits, and an additional 600 current and former employees are similarly situated. The Company's remaining reserve for unsettled cases is approximately $9 million and is based on the Company’s best estimate as to the number and value of the claims that will be made in connection with the pension plan. However, the Company’s estimate is subject to many uncertainties which could result in Visteon Germany incurring amounts in excess of the reserved amount of up to approximately $8 million.

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of December 31, 2012, the Company maintained accruals of approximately $8 million for claims aggregating approximately $138 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

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

In December of 2009, the Court granted the Debtors' motion in part authorizing them to terminate or amend certain other postretirement employee benefits, including health care and life insurance. On December 29, 2009, the IUE-CWA, the Industrial Division of the Communications Workers of America, AFL-CIO, CLC, filed a notice of appeal of the Court's order with the District Court. By order dated March 31, 2010, the District Court affirmed the Court's order in all respects. On April 1, 2010, the IUE filed a notice of appeal. On July 13, 2010, the Circuit Court reversed the order of the District Court as to the IUE-CWA and directed the District Court to, among other things, direct the Court to order the Company to take whatever action is necessary to immediately restore terminated or modified benefits to their pre-termination/modification levels. On July 27, 2010, the Company filed a Petition for Rehearing or Rehearing En Banc requesting that the Circuit Court review the panel’s decision, which was denied. By orders dated August 30, 2010, the Court ruled that the Company should restore certain other postretirement employee benefits to the appellant-retirees and also to salaried retirees and certain retirees of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”). On September 1, 2010, the Company filed a Notice of Appeal to the District Court of the Court's decision to include non-appealing retirees, and on September 15, 2010 the UAW filed a Notice of Cross-Appeal. The appeals process includes mandatory mediation of the dispute. The Company subsequently reached an agreement with the original appellants in late-September 2010, which resulted in the Company not restoring other postretirement employee benefits of such retirees. On September 30, 2010, the UAW filed a complaint, which it amended on October 1, 2010, in the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after the Effective Date. The Company has filed a motion to dismiss the UAW's complaint and a motion to transfer the case to the District of Delaware, which motions are pending. As of January 11, 2013, the parties agreed to a settlement term sheet. The parties are currently working towards a final settlement agreement and preliminary approval of the settlement by the court. As of December 31, 2012, the Company maintains an accrual for claims that are deemed probable of loss and are reasonably estimable based on the pending settlement.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The following table provides a reconciliation of changes in the product warranty and recall claims liability, inclusive of amounts of discontinued operations for the selected periods:

	Year Ended December 31
	2012	2011
	(Dollars in Millions)
Beginning balance	$66	$75
Accruals for products shipped	19	22
Changes in estimates	(6)	(12)
Settlements	(22)	(19)
Ending balance	$57	$66

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

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At December 31, 2012, the Company had recorded a reserve of approximately $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at December 31, 2012 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

NOTE 22. Segment Information

The Company defines its operating segments as components of its business for which separate discrete financial information is available that is evaluated regularly by the chief operating decision-making group, in deciding the allocation of resources and in assessing performance. The Company’s chief operating decision making group, comprised of the Chief Executive Officer and Chief Financial Officer, evaluates the performance of the Company’s segments primarily based on net sales, before elimination of inter-company shipments, Adjusted EBITDA (non-GAAP financial measure) and operating assets.

The Company’s operating structure is organized by global product lines, including: Climate, Electronics and Interiors. These global product lines have financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio. Global customer groups are responsible for the business development of the Company’s product portfolio and overall customer relationships. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment. The Company’s reportable segments are as follows:

•
Climate — The Company’s Climate product line includes climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems. Climate accounted for approximately 62%, 52%, 52%, and 51% of the Company’s total product sales, excluding intra-product line eliminations, for the year ended December 31, 2012 and 2011, the three-month Successor period ended December 31, 2010 and the nine–month Predecessor period ended October 1, 2010, respectively.

•
Electronics — The Company’s Electronics product line includes audio systems, infotainment systems, driver information systems, powertrain and feature control modules, climate controls, and electronic control modules. Electronics accounted for approximately 18%, 18%, 18%, and 18% of the Company’s total product sales, excluding intra-product line eliminations, for the year ended December 31, 2012 and 2011, the three-month Successor period ended December 31, 2010, and the nine–month Predecessor period ended October 1, 2010, respectively.

•
Interiors — The Company’s Interiors product line includes instrument panels, cockpit modules, door trim and floor consoles. Interiors accounted for approximately 20%, 30%, 30%, and 31% of the Company’s total product sales, excluding intra-product line eliminations, for the year ended December 31, 2012 and 2011, the three-month Successor period ended December 31, 2010, and the nine-month Predecessor period ended October 1, 2010, respectively.

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

The accounting policies for the reportable segments are the same as those described in the Note 2 "Summary of Significant Accounting Policies” to the Company’s consolidated financial statements. Key financial measures reviewed by the Company’s chief operating decision makers are as follows.

Segment Net Sales

	Segment Net Sales
	Successor			Predecessor
	Twelve Months Ended		Three Months Ended	Nine Months Ended
	December 31	December 31	December 31	October 1
	2012	2011	2010	2010
		(Dollars in Millions)
Climate	$4,286	$4,053	$954	$2,660
Electronics	1,250	1,367	326	935
Interiors	1,412	2,285	554	1,641
Eliminations	(91)	(173)	(57)	(134)
Total Products	6,857	7,532	1,777	5,102
Services	—	—	1	142
Total	$6,857	$7,532	$1,778	$5,244

Net sales to Hyundai Kia Automotive Group were $2.2 billion during the year ended December 31, 2012, $2.5 billion during the year ended December 31, 2011, $591 million during the three–month Successor period ended December 31, 2010, and $1.5 billion during the nine–month Predecessor period ended October 1, 2010. Net sales to Ford were $1.9 billion during the year ended December 31, 2012, $2.0 billion during the year ended December 31, 2011, $398 million during the three–month Successor period ended December 31, 2010, and $1.4 billion during the nine-month Predecessor period ended October 1, 2010.

Segment Adjusted EBITDA

The Company defines Adjusted EBITDA as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of asset impairments, gains or losses on divestitures, restructuring expenses and other reimbursable costs, certain employee charges and benefits, reorganization items and other non-operating gains and losses. Effective April 1, 2012 and in consideration of key transformation efforts including the sale of the Company's Lighting business, the Company began utilizing Adjusted EBITDA as its primary performance measure of segment profit or loss. Through March 31, 2012, the Company utilized gross margin, which was defined as total sales less manufacturing costs, product development costs and engineering costs, as its primary performance measure of reporting segment profit or loss.

Adjusted EBITDA is presented as a supplemental measure of the Company's financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company's operating activities across reporting periods. Not all companies use identical calculations and, accordingly, the Company's presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States (“U.S. GAAP”) and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. In addition, the Company uses Adjusted EBITDA (i) as a factor in incentive compensation decisions, (ii) to evaluate the effectiveness of the Company's business strategies and (iii) because the Company's credit agreements use measures similar to Adjusted EBITDA to measure compliance with certain covenants. Adjusted EBITDA, as determined and measured by the Company should not be compared to similarly titled measures of other companies.

	Segment Adjusted EBITDA
	Successor			Predecessor
	Year Ended	Year Ended	Three Months Ended	Nine Months Ended
	December 31	December 31	December 31	October 1
	2012	2011	2010	2010
	(Dollars in Millions)
Climate	$315	$300	$57	$252
Electronics	101	126	5	72
Interiors	185	224	45	149
Discontinued operations	27	35	2	32
Total	$628	$685	$109	$505
The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2012 and 2011, the three-month Successor period ended December 31, 2010 and the nine-month Predecessor period ended October 1, 2010 follows:

	Successor			Predecessor
	Twelve Months Ended		Three Months Ended	Nine Months Ended
	December 31	December 31	December 31	October 1
	2012	2011	2010	2010
	(Dollars in Millions)
Total Adjusted EBITDA	$628	$685	$109	$505
Interest expense, net	35	27	9	159
Provision for income taxes	121	127	24	148
Depreciation and amortization	258	295	69	185
Restructuring expenses	79	24	27	14
Reorganization gains, net	—	—	—	(938)
Other expense, net	41	11	13	26
Equity investment gain	(63)	—	—	—
Other non-operating costs, net	27	30	(121)	(45)
Discontinued operations	30	91	2	16
Net income attributable to Visteon	$100	$80	$86	$940

Segment Operating Assets

	Inventories, net		Property and Equipment, net
	2012	2011	2012	2011
	(Dollars in Millions)
Climate	$276	$236	$974	$934
Electronics	67	66	130	144
Interiors	42	47	167	171
Discontinued operations	—	32	—	42
Total Segment	385	381	1,271	1,291
Corporate	—	—	55	121
Total consolidated	$385	$381	$1,326	$1,412

Corporate includes property and equipment associated with the Company's corporate headquarters and other administrative support functions.

Segment Expenditures

	Depreciation and Amortization				Capital Expenditures
	Successor			Predecessor	Successor			Predecessor
	Year Ended	Year Ended	Three Months Ended	Nine Months Ended	Year Ended	Year Ended	Three Months Ended	Nine Months Ended
	December 31			October 1	December 31			October 1
	2012	2011	2010	2010	2012	2011	2010	2010
	(Dollars in Millions)				(Dollars in Millions)
Climate	$180	$187	$46	$102	$152	$168	$56	$60
Electronics	29	40	8	20	26	26	11	12
Interiors	30	37	8	27	31	38	14	20
Total Products	239	264	62	149	209	232	81	92
Corporate	19	31	7	36	9	8	4	8
Total	$258	$295	$69	$185	$218	$240	$85	$100
Corporate includes depreciation and amortization and capital expenditures attributable to the Company’s technical centers, corporate headquarters and other administrative and support functions.

Financial Information by Geographic Region

	Net Sales				Property and Equipment, net
	Successor			Predecessor
	Year Ended December 31		Three Months Ended December 31	Nine Months Ended October 1
	2012	2011	2010	2010	2012	2011
	(Dollars in Millions)
United States	$1,239	$1,104	$237	$1,005	$113	$199
Mexico	17	15	4	22	21	26
Canada	95	105	21	61	25	29
Intra-region eliminations	(12)	(6)	(4)	(26)	—	—
North America	1,339	1,218	258	1,062	159	254
Germany	147	199	40	129	24	20
France	548	713	177	512	83	96
Portugal	539	468	91	304	85	78
Spain	264	421	115	311	32	42
Czech Republic	227	246	61	195	38	67
Hungary	282	321	82	258	69	63
Slovakia	374	339	86	193	54	53
Other Europe	200	178	39	99	24	20
Intra-region eliminations	(190)	(114)	(29)	(80)	—	—
Europe	2,391	2,771	662	1,921	409	439
Korea	2,048	2,488	583	1,520	458	428
China	748	555	125	325	133	116
India	353	341	82	216	77	80
Japan	204	221	62	152	12	13
Thailand	339	225	63	152	28	27
Other Asia	12	19	8	25	—	—
Intra-region eliminations	(424)	(304)	(66)	(166)	—	—
Asia	3,280	3,545	857	2,224	708	664
South America	423	511	123	386	50	55
Inter-region eliminations	(576)	(513)	(122)	(349)	—	—
	$6,857	$7,532	$1,778	$5,244	$1,326	$1,412

The decrease in sales in Korea of $588 million from 2011 to 2012 is due to the deconsolidation of Duckyang. Sales are attributable to geographic areas based on the location of the assets generating the sales.

NOTE 23. Condensed Consolidating Financial Information of Guarantor Subsidiaries

On April 6, 2011, the Company completed the sale of the Senior Notes. The Senior Notes were issued under an Indenture, dated April 6, 2011 (the “Indenture”), among the Company, the subsidiary guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Indenture and the form of Senior Notes provide, among other things, that the Senior Notes are senior unsecured obligations of the Company. Interest is payable on the Senior Notes on April 15 and October 15 of each year beginning on October 15, 2011 until maturity. Each of the Company’s existing and future wholly owned domestic restricted subsidiaries that guarantee debt under the Company’s asset based credit facility guarantee the Senior Notes.

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

VISTEON CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Successor - Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net sales	$247	$1,392	$6,229	$(1,011)	$6,857
Cost of sales	454	1,140	5,685	(1,011)	6,268
Gross margin	(207)	252	544	—	589
Selling, general and administrative expenses	99	61	209	—	369
Equity in net income of non-consolidated affiliates	—	—	226	—	226
Restructuring expenses	4	—	75	—	79
Interest expense (income), net	39	(3)	(1)	—	35
Other expense, net	33	—	8	—	41
(Loss) income before income taxes and earnings of subsidiaries	(382)	194	479	—	291
Provision for income taxes	—	—	121	—	121
(Loss) income before earnings of subsidiaries	(382)	194	358	—	170
Equity in earnings of consolidated subsidiaries	497	277	—	(774)	—
Income from continuing operations	115	471	358	(774)	170
(Loss) income from discontinued operations, net of tax	(15)	42	(30)	—	(3)
Net income	100	513	328	(774)	167
Net income attributable to non-controlling interests	—	—	67	—	67
Net income attributable to Visteon Corporation	$100	$513	$261	$(774)	$100

	Successor - Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net sales	$194	$1,497	$7,045	$(1,204)	$7,532
Cost of sales	391	1,200	6,527	(1,204)	6,914
Gross margin	(197)	297	518	—	618
Selling, general and administrative expenses	102	67	218	—	387
Equity in net income of non-consolidated affiliates	—	—	168	—	168
Restructuring expenses	—	—	24	—	24
Interest expense (income), net	38	(12)	1	—	27
Other expense (income), net	27	(6)	(10)	—	11
(Loss) income before income taxes and earnings of subsidiaries	(364)	248	453	—	337
Provision for income taxes	—	—	127	—	127
(Loss) income before earnings of subsidiaries	(364)	248	326	—	210
Equity in earnings of consolidated subsidiaries	490	172	—	(662)	—
Income from continuing operations	126	420	326	(662)	210
(Loss) income from discontinued operations, net of tax	(46)	57	(67)	—	(56)
Net income	80	477	259	(662)	154
Net income attributable to non-controlling interests	—	—	74	—	74
Net income attributable to Visteon Corporation	$80	$477	$185	$(662)	$80

	Successor - Three Months Ended December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net sales	$29	$315	$1,679	$(245)	$1,778
Cost of sales	382	124	1,273	(245)	1,534
Gross margin	(353)	191	406	—	244
Selling, general and administrative expenses	37	25	45	—	107
Equity in net income of non-consolidated affiliates	—	—	41	—	41
Restructuring expenses	1	—	26	—	27
Interest expense (income), net	13	(4)	—	—	9
Other expense (income), net	14	—	(1)	—	13
(Loss) income before income taxes and earnings of subsidiaries	(418)	170	377	—	129
(Benefit) provision for income taxes	(3)	1	26	—	24
(Loss) income before earnings of subsidiaries	(415)	169	351	—	105
Equity in earnings of consolidated subsidiaries	507	58	—	(565)	—
Income from continuing operations	92	227	351	(565)	105
(Loss) income from discontinued operations, net of tax	(6)	7	(1)	—	—
Net income	86	234	350	(565)	105
Net income attributable to non-controlling interests	—	—	19	—	19
Net income attributable to Visteon Corporation	$86	$234	$331	$(565)	$86

	Predecessor - Nine Months Ended October 1, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net sales	$314	$1,009	$4,698	$(777)	$5,244
Cost of sales	354	637	4,481	(777)	4,695
Gross margin	(40)	372	217	—	549
Selling, general and administrative expenses	83	44	136	—	263
Equity in net income of non-consolidated affiliates	1	—	104	—	105
Restructuring expenses	5	1	8	—	14
Interest expense (income), net	181	(19)	(3)	—	159
Reorganization items, net	(8,594)	9,402	(1,746)	—	(938)
Other expense (income), net	25	(1)	2	—	26
Income (loss) before income taxes and earnings of subsidiaries	8,261	(9,055)	1,924	—	1,130
Provision for income taxes	2	—	146	—	148
Income (loss) before earnings of subsidiaries	8,259	(9,055)	1,778	—	982
Equity in earnings of consolidated subsidiaries	(7,273)	1,371	—	5,902	—
Income (loss) from continuing operations	986	(7,684)	1,778	5,902	982
(Loss) income from discontinued operations, net of tax	(46)	63	(3)	—	14
Net income (loss)	940	(7,621)	1,775	5,902	996
Net income attributable to non-controlling interests	—	—	56	—	56
Net income (loss) attributable to Visteon Corporation	$940	$(7,621)	$1,719	$5,902	$940

VISTEON CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Successor - Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net income	$100	$513	$328	$(774)	$167
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	52	53	76	(108)	73
Benefit plans, net of tax	(133)	(126)	(118)	243	(134)
Unrealized hedging (losses) gains and other, net of tax	16	16	22	(32)	22
Other comprehensive (loss) income, net of tax	(65)	(57)	(20)	103	(39)
Comprehensive income	35	456	308	(671)	128
Comprehensive income attributable to non-controlling interests	—	—	93	—	93
Comprehensive income attributable to Visteon Corporation	$35	$456	$215	$(671)	$35

	Successor - Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net income	$80	$477	$259	$(662)	$154
Other comprehensive (loss) income
Foreign currency translation adjustments	(42)	(47)	(67)	103	(53)
Benefit plans, net of tax	(26)	(3)	(5)	8	(26)
Unrealized hedging (losses) gains and other, net of tax	(7)	(8)	(10)	16	(9)
Other comprehensive (loss) income, net of tax	(75)	(58)	(82)	127	(88)
Comprehensive income	5	419	177	(535)	66
Comprehensive income attributable to non-controlling interests	—	—	61	—	61
Comprehensive income attributable to Visteon Corporation	$5	$419	$116	$(535)	$5

	Successor - Three Months Ended December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net income	$86	$234	$350	$(565)	$105
Other comprehensive income (loss)
Foreign currency translation adjustments	1	—	12	(10)	3
Benefit plans, net of tax	50	44	41	(84)	51
Unrealized hedging (losses) gains and other, net of tax	(1)	—	—	—	(1)
Other comprehensive income (loss), net of tax	50	44	53	(94)	53
Comprehensive income	136	278	403	(659)	158
Comprehensive income attributable to non-controlling interests	—	—	22	—	22
Comprehensive income attributable to Visteon Corporation	$136	$278	$381	$(659)	$136

	Predecessor - Nine Months Ended October 1, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net income (loss)	$940	$(7,621)	$1,775	$5,902	$996
Other comprehensive (loss) income
Foreign currency translation adjustments	14	(248)	7	247	20
Benefit plans, net of tax	(232)	(138)	(8)	146	(232)
Unrealized hedging gains and other, net of tax	2	—	5	(2)	5
Other comprehensive (loss) income, net of tax	(216)	(386)	4	391	(207)
Comprehensive income (loss)	724	(8,007)	1,779	6,293	789
Comprehensive income attributable to non-controlling interests	—	—	65	—	65
Comprehensive income (loss) attributable to Visteon Corporation	$724	$(8,007)	$1,714	$6,293	$724

VISTEON CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Cash and equivalents	$191	$54	$580	$—	$825
Accounts receivable, net	279	676	1,138	(931)	1,162
Inventories, net	15	23	347	—	385
Other current assets	24	32	235	—	291
Total current assets	509	785	2,300	(931)	2,663

Property and equipment, net	20	62	1,244	—	1,326
Investment in affiliates	2,024	1,587	—	(3,611)	—
Equity in net assets of non-consolidated affiliates	—	—	756	—	756
Intangible assets, net	86	45	201	—	332
Other non-current assets	14	—	70	(5)	79
Total assets	$2,653	$2,479	$4,571	$(4,547)	$5,156

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$266	$24	$225	$(419)	$96
Accounts payable	172	159	1,204	(508)	1,027
Other current liabilities	76	27	326	—	429
Total current liabilities	514	210	1,755	(927)	1,552

Long-term debt	450	—	29	(6)	473
Employee benefits	258	34	279	—	571
Other non-current liabilities	46	7	366	—	419

Stockholders’ equity:
Total Visteon Corporation stockholders’ equity	1,385	2,228	1,386	(3,614)	1,385
Non-controlling interests	—	—	756	—	756
Total equity	1,385	2,228	2,142	(3,614)	2,141
Total liabilities and equity	$2,653	$2,479	$4,571	$(4,547)	$5,156

	December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Cash and equivalents	$114	$55	$554	$—	$723
Accounts receivable, net	235	540	1,015	(719)	1,071
Inventories, net	18	25	338	—	381
Other current assets	29	53	232	—	314
Total current assets	396	673	2,139	(719)	2,489

Property and equipment, net	89	81	1,242	—	1,412
Investment in affiliates	1,873	1,533	—	(3,406)	—
Equity in net assets of non-consolidated affiliates	—	—	644	—	644
Intangible assets, net	82	59	212	—	353
Other non-current assets	14	23	60	(26)	71
Total assets	$2,454	$2,369	$4,297	$(4,151)	$4,969

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$90	$13	$217	$(233)	$87
Accounts payable	170	210	1,116	(486)	1,010
Other current liabilities	70	21	365	—	456
Total current liabilities	330	244	1,698	(719)	1,553

Long-term debt	497	—	41	(26)	512
Employee benefits	301	47	147	—	495
Other non-current liabilities	19	5	388	—	412

Stockholders’ equity:
Total Visteon Corporation stockholders’ equity	1,307	2,073	1,333	(3,406)	1,307
Non-controlling interests	—	—	690	—	690
Total equity	1,307	2,073	2,023	(3,406)	1,997
Total liabilities and equity	$2,454	$2,369	$4,297	$(4,151)	$4,969

VISTEON CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Successor - Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used by) provided from operating activities	$(143)	$121	$261	$—	$239
Investing activities
Capital expenditures	(5)	(11)	(213)	—	(229)
Dividends received from consolidated affiliates	233	108	—	(341)	—
Proceeds from asset sales and business divestitures	93	11	87	—	191
Other	—	—	(2)	—	(2)
Net cash provided from (used by) investing activities	321	108	(128)	(341)	(40)
Financing activities
Short-term debt, net	—	—	5	—	5
Proceeds from issuance of debt, net of issuance costs	—	—	831	—	831
Principal payments on debt	(1)	—	(823)	—	(824)
Repurchase of long-term notes	(52)	—	—	—	(52)
Repurchase of common stock	(50)	—	—	—	(50)
Dividends paid to consolidated affiliates	—	(232)	(109)	341	—
Dividends paid to non-controlling interests	—	—	(27)	—	(27)
Other	2	—	—	—	2
Net cash used by financing activities	(101)	(232)	(123)	341	(115)
Effect of exchange rate changes on cash and equivalents	—	2	16	—	18
Net increase (decrease) in cash and equivalents	77	(1)	26	—	102
Cash and equivalents at beginning of period	114	55	554	—	723
Cash and equivalents at end of period	$191	$54	$580	$—	$825

	Successor - Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided from operating activities	$(163)	$(75)	$413	$—	$175
Investing activities
Capital expenditures	(4)	(12)	(242)	—	(258)
Dividends received from consolidated affiliates	109	173	—	(282)	—
Cash associated with deconsolidations	—	—	(52)	—	(52)
Proceeds from divestitures and asset sales	—	—	14	—	14
Other	—	—	(35)	—	(35)
Net cash used by investing activities	105	161	(315)	(282)	(331)
Financing activities
Cash restriction, net	58	—	(7)	—	51
Short term debt, net	—	—	17	—	17
Proceeds from issuance of debt, net of issuance costs	492	—	11	—	503
Principal payments on debt	(501)	—	(12)	—	(513)
Rights offering fees	(33)	—	—	—	(33)
Dividends paid to consolidated affiliates	—	(109)	(173)	282	—
Dividends paid to non-controlling interests	—	—	(31)	—	(31)
Other	3	—	—	—	3
Net cash provided from (used by) financing activities	19	(109)	(195)	282	(3)
Effect of exchange rate changes on cash and equivalents	—	(3)	(20)	—	(23)
Net increase (decrease) in cash and equivalents	(39)	(26)	(117)	—	(182)
Cash and equivalents at beginning of period	153	81	671	—	905
Cash and equivalents at end of period	$114	$55	$554	$—	$723

	Successor - Three Months Ended December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided from operating activities	$79	$21	$54	$—	$154
Investing activities
Capital expenditures	(2)	(2)	(88)	—	(92)
Dividends received from consolidated affiliates	—	8	—	(8)	—
Proceeds from divestitures and asset sales	—	—	16	—	16
Net cash (used by) provided from investing activities	(2)	6	(72)	(8)	(76)
Financing activities
Cash restriction, net	11	—	5	—	16
Short term debt, net	—	—	6	—	6
Principal payments on debt	(1)	—	(60)	—	(61)
Dividends paid to consolidated affiliates	—	—	(8)	8	—
Other	2	—	(3)	—	(1)
Net cash provided from (used by) financing activities	12	—	(60)	8	(40)
Effect of exchange rate changes on cash and equivalents	—	(1)	2	—	1
Net increase (decrease) in cash and equivalents	89	26	(76)	—	39
Cash and equivalents at beginning of period	64	55	747	—	866
Cash and equivalents at end of period	$153	$81	$671	$—	$905

	Predecessor - Nine Months Ended October 1, 2010
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used by) provided from operating activities	$(309)	$(99)	$428	$—	$20
Investing activities
Capital expenditures	(4)	(5)	(108)	—	(117)
Proceeds from divestitures and asset sales	11	1	33	—	45
Dividends received from consolidated affiliates	44	129	—	(173)	—
Acquisitions of joint venture interests	—	—	(3)	—	(3)
Net cash provided from (used by) investing activities	51	125	(78)	(173)	(75)
Financing activities
Cash restriction, net	12	—	31	—	43
Short term debt, net	—	—	(9)	—	(9)
Payment of DIP facility	(75)	—	—	—	(75)
Proceeds from issuance of debt, net of issuance costs	472	—	9	—	481
Proceeds from rights offering, net of issuance costs	1,190	—	—	—	1,190
Principal payments on debt	(1,628)	—	(23)	—	(1,651)
Dividends paid to consolidated affiliates	—	(44)	(129)	173	—
Dividends paid to non-controlling interests	—	—	(19)	—	(19)
Other	(2)	—	—	—	(2)
Net cash used by financing activities	(31)	(44)	(140)	173	(42)
Effect of exchange rate changes on cash and equivalents	—	(3)	4	—	1
Net (decrease) increase in cash and equivalents	(289)	(21)	214	—	(96)
Cash and equivalents at beginning of period	353	76	533	—	962
Cash and equivalents at end of period	$64	$55	$747	$—	$866

NOTE 24. Summary Quarterly Financial Data (Unaudited)

The following table presents summary quarterly financial data for continuing operations.

	2012				2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Millions, Except Per Share Amounts)
Net sales	$1,717	$1,693	$1,624	$1,823	$1,850	$2,046	$1,909	$1,727
Gross margin	134	128	129	198	143	192	139	144
Income before income taxes	13	127	72	79	80	78	81	98
(Loss) income from continuing operations	(14)	85	39	60	52	44	56	58
Net (loss) income	(11)	84	34	60	56	44	60	(6)
Net (loss) income attributable to Visteon Corporation	$(29)	$75	$15	$39	$39	$26	$41	$(26)

Per Share Data
Basic (loss) earnings per share attributable to Visteon Corporation	$(0.56)	$1.41	$0.28	$0.74	$0.77	$0.51	$0.80	$(0.51)
Diluted (loss) earnings per share attributable to Visteon Corporation	$(0.56)	$1.40	$0.28	$0.74	$0.75	$0.50	$0.79	$(0.51)

Net (loss) income attributable to Visteon Corporation for the quarter ended March 31, 2012 included $41 million of restructuring expenses, in which $36 million was recorded in connection with the previously announced closure of the Company's Cadiz Electronics operation in El Puerto de Santa Maria, Spain. Net (loss) income attributable to Visteon Corporation for the quarter ended June 30, 2012 included $63 million representing Visteon's equity interest in a non-cash gain recorded by Yanfeng, a 50% owned non-consolidated affiliate of the Company. Net (loss) income attributable to Visteon Corporation for the quarter ended December 31, 2012 included $35 million of restructuring expenses, including $30 million of employee severance and termination benefits attributable to the Company's Interiors operations in Europe and $4 million of employee severance and termination benefits attributable to realignment of corporate and administrative functions to product group operations.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is presented in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K along with the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the effectiveness of internal control over financial reporting as of December 31, 2012. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

On February 27, 2013, the Organization and Compensation Committee of the Board of Directors of the Company approved the payment of a special incentive award to certain employees of the Company, including Mr. Jeffrey M. Stafeil ($25,000), Executive Vice President and Chief Financial Officer, and Ms. Joy M. Greenway ($42,000), Senior Vice President. The awards were in recognition of the considerable contributions made by these individuals to the Company during 2012 and early 2013.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as set forth herein, the information required by Item 10 regarding its directors is incorporated by reference from the information under the captions “Item 1. Election of Directors,” “Corporate Governance - Board Committees,” "2014 Stockholder Proposals and Nominations" and “Section 16(a) Beneficial Ownership Reporting Compliance” in its 2013 Proxy Statement. The information required by Item 10 regarding its executive officers appears as Item 4A under Part I of this Annual Report on Form 10-K.

The Company has adopted a code of ethics, as such phrase is defined in Item 406 of Regulation S-K, that applies to all directors, officers and employees of the Company and its subsidiaries, including the Chief Executive Officer, the Executive Vice President and Chief Financial Officer and the Vice President and Chief Accounting Officer. The code, entitled “Ethics and Integrity Policy,” is available on the Company's website at www.visteon.com.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the captions “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” in its 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth herein, the information required by Item 12 is incorporated by reference from the information under the caption “Stock Ownership” in its 2013 Proxy Statement.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2012 relating to its equity compensation plans pursuant to which grants of stock options, stock appreciation rights, stock rights, restricted stock, restricted stock units and other rights to acquire shares of its common stock may be made from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a)) (c)(2)
Equity compensation plans approved by security holders (3)	2,121,201	$67.40	2,129,820
Equity compensation plans not approved by security holders	—	—	—
Total	2,121,201	$67.40	2,129,820

(1)
Comprised of stock options, stock appreciation rights, which may be settled in stock or cash at the election of the Company, and outstanding restricted stock and performance stock units, which may be settled in stock or cash at the election of the Company without further payment by the holder, granted pursuant to the Visteon Corporation 2010 Incentive Plan. Excludes 228,205 unvested shares of restricted common stock issued pursuant to the Visteon Corporation 2010 Incentive Plan. The weighted-average exercise price of outstanding options, warrants and rights does not take into account restricted stock or performance stock units that will be settled without any further payment by the holder.

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

The information required by Item 13 is incorporated by reference from the information under the captions “Corporate Governance - Director Independence” and “Transactions with Related Persons” in its 2013 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information under the captions “Audit Fees” and “Audit Committee Pre-Approval Process and Policies” in its 2013 Proxy Statement.

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

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	(Benefits)/ Charges to Income	Deductions(a)	Other(b)	Balance at End of Period
	(Dollars in Millions)
Successor – Year Ended December 31, 2012:
Allowance for doubtful accounts	$8	$3	$(4)	$—	$7
Valuation allowance for deferred taxes	1,657	(1)	—	39	1,695
Successor – Year Ended December 31, 2011:
Allowance for doubtful accounts	$—	$8	$—	$—	$8
Valuation allowance for deferred taxes	1,463	190	—	4	1,657
Successor – Three Months Ended December 31, 2010:
Allowance for doubtful accounts	$—	$(4)	$4	$—	$—
Valuation allowance for deferred taxes	1,485	(9)	—	(13)	1,463
Predecessor – Nine Months Ended October 1, 2010:
Allowance for doubtful accounts	$23	$3	$(2)	$(24)	$—
Valuation allowance for deferred taxes	2,238	(774)	—	21	1,485
____________

(a)	Deductions represent uncollectible accounts charged off.

(b)	Valuation allowance for deferred taxes

Represents adjustments recorded through other comprehensive income, exchange and valuation allowance charges allocated to discontinued operations.

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
Michael J. Widgren
Vice President, Corporate Controller and Chief Accounting Officer

Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 28, 2013, by the following persons on behalf of Visteon Corporation and in the capacities indicated.

	Signature	Title
	/s/ TIMOTHY D. LEULIETTE	Director, President and Chief Executive Officer
	Timothy D. Leuliette	(Principal Executive Officer)

	/s/ JEFFREY M. STAFEIL	Executive Vice President and Chief Financial Officer
	Jeffrey M. Stafeil	(Principal Financial Officer)

	/s/ MICHAEL J. WIDGREN	Vice President, Corporate Controller and Chief
	Michael J. Widgren	Accounting Officer (Principal Accounting Officer)

	/s/ DUNCAN H. COCROFT*	Director
Duncan H. Cocroft

	/s/ JEFFREY D. JONES*	Director
Jeffrey D. Jones

	/s/ ROBERT MANZO*	Director
Robert Manzo

	/s/ FRANCIS M. SCRICCO*	Director
Francis M. Scricco

	/s/ DAVID L. TREADWELL*	Director
David L. Treadwell

	/s/ HARRY J. WILSON*	Director
Harry J. Wilson

*By:	/s/ PETER M. ZIPARO
Peter M. Ziparo
Attorney-in-Fact

Exhibit Index

Exhibit No.	Description
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

10.6
Form of Revolving Loan Credit Agreement, dated October 1, 2010, as amended and restated as of April 6, 2011, by and among Visteon Corporation, certain of its domestic subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and the lenders and L/C issuers party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on April 7, 2011 (File No. 001-15827)).

10.6.1
Fourth Amendment to Revolving Loan Credit Agreement, dated as of April 3, 2012, by and among Visteon Corporation, certain of its domestic subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and the lenders and L/C issuers party thereto (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on May 2, 2012).

10.6.2
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

10.6.3
Sixth Amendment to Revolving Loan Credit Agreement, dated as of January 28, 2013, by and among Visteon Corporation, certain of its domestic subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and the lenders and L/C issuers party thereto.

10.7
Asset Purchase Agreement, dated as of March 9, 2012, by and among Visteon Corporation, certain of Visteon's subsidiaries, VARROCCORP Holding BV and Varroc Engineering Pvt. Ltd. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on May 2, 2012).

10.8
Letter Agreement between Visteon Corporation and Alden Global Distressed Opportunities Master Fund, L.P., dated as of May 11, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on May 12, 2011 (File No. 001-15827)).

10.9
Registration Rights Agreement between Visteon Corporation and Evercore Trust Company, N.A., independent fiduciary of the Visteon Defined Benefit Master Trust, dated as of January 9, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on January 10, 2012 (File No. 001-15827)).

10.10
KRW 1 Trillion Bridge Loan Agreement, dated as of July 4, 2012, by and among Visteon Korea Holdings Company and Kookmin Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on August 2, 2012).

Exhibit No.	Description
10.10.1
Amendment and Restatement Relating Bridge Facility Agreement, dated as of July 30, 2012, by and among Visteon Korea Holdings Corporation and Kookmin Bank (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on August 2, 2012).

10.11	Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Visteon Corporation filed on September 30, 2010 (File No. 333-169695)).*
10.11.1
Form of Terms and Conditions of Initial Restricted Stock Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of Visteon Corporation filed on September 30, 2010 (File No. 333-169695)).*

10.11.2
Form of Terms and Conditions of Initial Restricted Stock Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 of Visteon Corporation filed on September 30, 2010 (File No. 333-169695)).*

10.11.3
Form of Terms and Conditions of Nonqualified Stock Options under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.10.3 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2010).*

10.11.4
Form of Terms and Conditions of Stock Appreciation Rights under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.10.4 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2010).*

10.11.5
Form of Terms and Conditions of Restricted Stock Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.10.5 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2010).*

10.11.6
Form of Terms and Conditions of Restricted Stock Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.10.6 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2010).*

10.11.7
Form of Terms and Conditions of Performance Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2010).*

10.11.8
Form of Terms and Conditions of Performance Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on March 5, 2012).*

10.11.9
Restricted Stock Unit Grant Agreement for Timothy D. Leuliette under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.11.10
Performance Stock Unit Grant Agreement for Timothy D. Leuliette under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.11.11
Amendment, dated as of September 13, 2012, to the Terms and Conditions of Restricted Stock Grants under the Visteon Corporation 2010 Incentive Plan and the Terms and Conditions of Restricted Stock Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon Corporation filed on September 18, 2012).*

10.11.12	Form of executive Performance Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*
10.11.13	Form of executive Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*
10.11.14
Restricted Stock Unit Grant Agreement, dated October 18, 2012, between Visteon Corporation and Francis M. Scricco, Chairman (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on November 1, 2012).*

10.12
Visteon Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Visteon Corporation filed on October 22, 2010 (File No. 333-107104)).*

10.13
Visteon Corporation 2010 Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on November 3, 2011 (File No. 001-15827)).*

Exhibit No.	Description
10.13.1
Amendment, dated as of September 13, 2012, to the Visteon Corporation 2010 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on September 18, 2012).*

10.14	Visteon Corporation 2011 Savings Parity Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on November 3, 2011 (File No. 001-15827)).*
10.14.1
Amendment, dated as of September 13, 2012, to the Visteon Corporation 2011 Savings Parity Plan, as amended through September 13, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on September 18, 2012).*

10.15
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

10.17	Form of Executive Retiree Health Care Agreement (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2009).*
10.17.1	Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.17 hereto entered into by Visteon with Mr. Stebbins.*
10.18
Employment Agreement, dated October 1, 2010, by and between Visteon Corporation and Donald J. Stebbins (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K of Visteon Corporation filed on October 1, 2010 (File No. 001-15827)).*

10.19
Employment Agreement, dated as of December 12, 2011, between Visteon Engineering Services Ltd. and Robert C. Pallash (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on May 2, 2012).*

10.20
P.R. China Employment Agreement, dated as of December 12, 2011, between Visteon Asia Pacific, Inc. and Robert C. Pallash (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on May 2, 2012).*

10.21
Letter Agreement, dated August 10, 2012, relating to the appointment of Timothy D. Leuliette as Interim Chairman of the Board, Interim Chief Executive Officer and Interim President (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on August 13, 2012).*

10.22
Employment Agreement by and between Timothy D. Leuliette and Visteon Corporation, dated as of September 30, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.23
Separation Agreement by and between Donald J. Stebbins and Visteon Corporation, dated as of August 10, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on August 13, 2012).*

10.24
Separation Agreement by and between Martin E. Welch III and Visteon Corporation, dated as of October 3, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on October 4, 2012).*

10.25
Change in Control Agreement by and between Timothy D. Leuliette and Visteon Corporation, dated as of September 30, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.26
Form of Change in Control Agreement between Visteon Corporation and executive officers of Visteon Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*

10.26.1
Schedule identifying substantially identical agreements to Officer Change in Control Agreement constituting Exhibit 10.26 hereto entered into by Visteon Corporation with Messrs. Pallash, Meszaros, Sharnas, Shull, Stafeil and Widgren and Ms. Greenway.*

10.27
Change in Control Agreement, effective as of October 17, 2011, between Visteon Corporation and Martin E. Welch III (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on November 3, 2011 (File No. 001-15827)).*

10.28	Master Share Purchase Agreement, dated as of January 11, 2013, by and among Visteon Corporation, certain subsidiaries of Visteon Corporation, and Halla Climate Control Corporation.
12.1	Statement re: Computation of Ratios.
14.1	Visteon Corporation - Ethics and Integrity Policy (code of business conduct and ethics) (incorporated by reference to Exhibit 14.1 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008).

Exhibit No.	Description
21.1	Subsidiaries of Visteon Corporation.
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated February 28, 2013.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated February 28, 2013.
32.1	Section 1350 Certification of Chief Executive Officer dated February 28, 2013.
32.2	Section 1350 Certification of Chief Financial Officer dated February 28, 2013.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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