Form 10-Q
period 2013-03-31
VISTEON CORP
filed 2013-05-09
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013,
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
Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company  __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of April 30, 2013, the registrant had outstanding 49,765,030 shares of common stock.
Exhibit index located on page number 55.

PART I
FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31
	2013	2012

Sales	$1,856	$1,717
Cost of sales	1,702	1,583
Gross margin	154	134
Selling, general and administrative expenses	86	91
Equity in net income of non-consolidated affiliates	44	42
Interest expense	13	12
Interest income	3	3
Restructuring and other expenses	36	63
Income from continuing operations before income taxes	66	13
(Benefit from) provision for income taxes	(18)	27
Income (loss) from continuing operations	84	(14)
Income from discontinued operations, net of tax	—	3
Net income (loss)	84	(11)
Net income attributable to non-controlling interests	15	18
Net income (loss) attributable to Visteon Corporation	$69	$(29)

Basic earnings (loss) per share:
Continuing operations	$1.34	$(0.62)
Discontinued operations	—	0.06
Basic earnings (loss) per share attributable to Visteon Corporation	$1.34	$(0.56)
Diluted earnings (loss) per share:
Continuing operations	$1.33	$(0.62)
Discontinued operations	—	0.06
Diluted earnings (loss) per share attributable to Visteon Corporation	$1.33	$(0.56)

Comprehensive income:
Comprehensive income	$40	$36
Comprehensive income attributable to Visteon Corporation	$41	$11

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)
(Unaudited)

	March 31	December 31
	2013	2012

ASSETS
Cash and equivalents	$980	$825
Restricted cash	15	20
Accounts receivable, net	1,181	1,162
Inventories	427	385
Other current assets	267	271
Total current assets	2,870	2,663

Property and equipment, net	1,297	1,326
Equity in net assets of non-consolidated affiliates	781	756
Intangible assets, net	314	332
Other non-current assets	105	79
Total assets	$5,367	$5,156

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$99	$96
Accounts payable	1,192	1,027
Accrued employee liabilities	162	175
Other current liabilities	290	254
Total current liabilities	1,743	1,552

Long-term debt	678	473
Employee benefits	555	571
Deferred tax liabilities	179	181
Other non-current liabilities	173	238

Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding at March 31, 2013 and December 31, 2012)	—	—
Common stock (par value $0.01, 250 million shares authorized, 54 million and 54 million shares issued, 50 million and 52 million shares outstanding at March 31, 2013 and December 31, 2012, respectively)	1	1
Stock warrants	10	10
Additional paid-in capital	1,250	1,269
Retained earnings	335	266
Accumulated other comprehensive income loss	(118)	(90)
Treasury stock	(172)	(71)
Total Visteon Corporation stockholders’ equity	1,306	1,385
Non-controlling interests	733	756
Total equity	2,039	2,141
Total liabilities and equity	$5,367	$5,156

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31
	2013	2012
Operating Activities
Net income (loss)	$84	$(11)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	67	65
Equity in net income of non-consolidated affiliates, net of dividends remitted	(41)	(42)
Stock-based compensation	6	7
Other non-cash items	—	18
Changes in assets and liabilities:
Accounts receivable	(42)	(100)
Inventories	(51)	(21)
Accounts payable	190	126
Accrued income taxes	(57)	6
Other assets and other liabilities	(34)	(29)
Net cash provided from operating activities	122	19

Investing Activities
Capital expenditures	(63)	(53)
Proceeds from business divestitures and asset sales	17	—
Net cash used by investing activities	(46)	(53)

Financing Activities
Proceeds from issuance of debt, net of issuance costs	204	2
Short-term debt, net	12	—
Principal payments on debt	(1)	(4)
Payments to repurchase common stock	(125)	—
Net cash provided from (used by) financing activities	90	(2)
Effect of exchange rate changes on cash and equivalents	(11)	9
Net increase (decrease) in cash and equivalents	155	(27)
Cash and equivalents at beginning of period	825	723
Cash and equivalents at end of period	$980	$696

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

Description of Business: Visteon Corporation (the “Company” or “Visteon”) is a supplier of climate, interiors and electronics systems, modules and components to global automotive original equipment manufacturers (“OEMs”). Headquartered in Van Buren Township, Michigan, Visteon has a workforce of approximately 23,000 employees and a network of manufacturing operations, technical centers and joint ventures in every major geographic region of the world.

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

Discontinued Operations: On August 1, 2012, the Company completed the sale of its Lighting operations for proceeds of approximately $70 million. The Company recorded impairment charges principally related to property and equipment of approximately $2 million in the three month period ended March 31, 2012. The results of operations of the Lighting business have been classified to Income from discontinued operations, net of tax in the Consolidated Statement of Comprehensive Income for the three-month period ended March 31, 2012. Discontinued operations are summarized as follows:

Three Months Ended
March 31, 2012
(Dollars in Millions)
Sales	$139
Cost of sales	123
Gross margin	16
Selling, general and administrative expenses	3
Asset impairments	2
Other expense	2
Income from discontinued operations before income taxes	9
Provision for income taxes	6
Income from discontinued operations, net of tax	$3

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $9 million of collateral for the Letter of Credit Facility with US Bank National Association, and $6 million related to cash collateral for other corporate purposes at March 31, 2013.

New Accounting Pronouncements: In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-2, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". This ASU requires companies to present, either in a note or parenthetically on the face of the financial statements, the effect of the amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This ASU is effective for interim and annual reporting periods beginning after December 15, 2012. The Company adopted these new disclosure requirements with effect from January 1, 2013.

In March 2013, the FASB issued ASU 2013-5, "Foreign Currency Matters". The amendments in ASU 2013-5 resolve the diversity in practice about whether current literature applies to the release of the cumulative translation adjustment into net income when a parent either sells a part of all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in ASU 2013-5 resolve the diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. ASU 2013-5 is effective for interim and annual reporting periods beginning after December 15, 2013. The Company is currently evaluating the impact of ASU 2013-5 and does not expect this guidance to have a material impact on its consolidated financial statements.

NOTE 2. Non-Consolidated Affiliates

The Company recorded equity in net income of non-consolidated affiliates of $44 million and $42 million for the three-month periods ended March 31, 2013 and 2012, respectively. The Company had $781 million and $756 million of equity in the net assets of non-consolidated affiliates at March 31, 2013 and December 31, 2012, respectively. The following table presents summarized financial data for the Company’s non-consolidated affiliates, including Yanfeng Visteon Automotive Trim Systems Co., Ltd. ("Yanfeng"), of which the Company owns a 50% interest and which is considered a significant non-consolidated affiliate. Summarized financial information reflecting 100% of the operating results of the Company's equity investees are provided below:

	Three Months Ended March 31
	Net Sales		Gross Margin		Net Income
	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)
Yanfeng	$1,816	$793	$273	$122	$69	$72
All other	386	413	26	42	22	17
	$2,202	$1,206	$299	$164	$91	$89

Yanfeng sales and gross margin for the quarter ended March 31, 2013 include approximately $757 million and $131 million, respectively, related to activity of a former equity investee that was consolidated effective June 1, 2012.

The Company monitors its investments in the net assets of non-consolidated affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and fair value.

In January 2013, the Company completed the sale of its 50% equity interest in Visteon TYC Corporation ("VTYC") for proceeds of approximately $17 million. VTYC is a lighting joint venture based in China with 2012 revenue of $134 million. During the three months ended December 31, 2012, the Company determined that an other-than-temporary decline in the value of its investment in VTYC had occurred based on anticipated sale transaction proceeds and recorded an impairment of $5 million. No subsequent gain or loss was recorded on the sale.

In February 2013, the Company entered into an agreement to sell its 20% equity interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd. for cash proceeds of approximately $20 million. The Company expects to recognize a gain of approximately $3 million upon completion of the sale in the second quarter of 2013.

NOTE 3. Restructuring and Other Expenses

Restructuring and other expenses consist of the following:

	Three Months Ended
	March 31
	2013	2012
	(Dollars in Millions)
Restructuring expenses	$20	$41
Loss on asset contribution	—	14
Transformation costs	16	8
	$36	$63

Restructuring Activities

During the first quarter of 2013, the Company recorded $20 million of restructuring expenses, primarily related to severance and termination benefits associated with approximately 140 employees, including $14 million in connection with the reorganization of the Company's Climate operations in France, and $6 million related to the Company's previously announced program to transform its corporate and administrative functions. Utilization during the three months ended March 31, 2013 included $11 million related to the Climate operations in France and $3 million related to the corporate and administrative programs, primarily for employee severance and termination benefits, and $1 million related to other European Interiors plant programs. Given the economically-sensitive and highly competitive nature of the automotive industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including but not limited to, additional restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

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

At March 31, 2013 and December 31, 2012, restructuring liabilities of $42 million and $39 million, respectively, are classified as other current liabilities in the consolidated balance sheets. The Company anticipates that the activities associated with these reserves will be substantially completed by the end of 2013. The following is a summary of the Company's restructuring reserves and related activity for the three months ended March 31, 2013.

	Interiors	Climate	Electronics	Corporate	Total
	(Dollars in Millions)
December 31, 2012	34	1	1	3	39
Expenses	1	14	—	6	21
Reversals	—	—	(1)	—	(1)
Currency	(2)	—	—	—	(2)
Utilization	(1)	(11)	—	(3)	(15)
March 31, 2013	$32	$4	$—	$6	$42

Transformation Activities

Business transformation costs of $16 million and $8 million were incurred during the three-month periods ended March 31, 2013 and 2012, respectively, related to financial and advisory fees associated with continued execution of its comprehensive value creation plan, including the following activities.

•
Climate consolidation - During the first quarter of 2013, Halla Climate Control Corporation ("Halla") purchased certain subsidiaries and intellectual property of Visteon's global climate business for approximately $410 million. With effect from February 1, 2013, this combined climate business has been operating under the name of Halla Visteon Climate Control ("HVCC"). HVCC is majority-owned by Visteon and headquartered in South Korea.

•
Interiors strategy - The Company continued to explore alternatives for its Interiors business including, but not limited to, divestiture, partnership or alliance. While the Company views Interiors as a non-core business, it continues to make commitments to this business and intends to divest in the future only under acceptable terms and conditions.

•	Electronics optimization - The Company continued to explore opportunities to optimize the size and scale of its Electronics business with a specific focus on cockpit electronic products.

•
Cost reduction program - In November 2012 the Company announced a $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. During the first quarter of 2013, the Company recorded additional $20 million associated with this program for total inception to date expense under the program of $55 million. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized.

NOTE 4. Inventories, net

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of inventories is provided below:

	March 31	December 31
	2013	2012
	(Dollars in Millions)
Raw materials	$166	$153
Work-in-process	198	174
Finished products	86	78
	450	405
Valuation reserves	(23)	(20)
	$427	$385

NOTE 5. Property and Equipment

Property and equipment, net consists of the following:

	March 31	December 31
	2013	2012
	(Dollars in Millions)
Land	$156	$161
Buildings and improvements	265	269
Machinery, equipment and other	1,153	1,137
Construction in progress	99	100
	1,673	1,667
Accumulated depreciation	(450)	(421)
	1,223	1,246
Product tooling, net of amortization	74	80
Property and equipment, net	$1,297	$1,326

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

	Three Months Ended
	March 31
	2013	2012
	(Dollars in Millions)
Depreciation	$53	$53
Amortization	3	2
	$56	$55

NOTE 6. Intangible Assets

Intangible assets, net are comprised of the following:

	March 31, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Dollars in Millions)
Definite-lived intangible assets:
Developed technology	$203	$65	$138	$209	$60	$149
Customer related	121	32	89	124	30	94
Other	22	6	16	22	5	17
	$346	$103	$243	$355	$95	$260

Goodwill and indefinite-lived intangible assets:
Goodwill			$46			$46
Trade names			25			26
			71			72
Total			$314			$332

The Company recorded approximately $11 million and $10 million of amortization expense related to definite-lived intangible assets for the three-month periods ended March 31, 2013 and 2012, respectively. The Company estimates amortization expense to be approximately $43 million for the year ending December 31, 2013. Goodwill and trade names, substantially all of which relate to the Company's Climate reporting unit, are not amortized but are assessed for impairment annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired. The Company performs its annual impairment testing as of the first day of the fourth quarter of each year. No impairment was identified during the periods presented.

NOTE 7. Debt

As of March 31, 2013, the Company had debt outstanding of $99 million and $678 million classified as short-term debt and long-term debt, respectively. The Company’s short and long-term debt balances consist of the following:

	March 31	December 31
	2013	2012
	(Dollars in Millions)
Short-term debt
Current portion of long-term debt	$2	$3
Other – short-term	97	93
Total short-term debt	$99	$96

Long-term debt
6.75% senior notes due April 15, 2019	446	445
HVCC USD term loan due May 30, 2016	100	—
HVCC KRW term loan due May 30, 2016	90	—
Other	42	28
Total long-term debt	$678	$473

During the first quarter of 2013, Halla Visteon Climate Control ("HVCC") entered into two unsecured bilateral term loan credit agreements with aggregate available borrowings of approximately $195 million. Both credit agreements mature in May 2016 and are subject to financial covenant tests of total debt to EBITDA of 3.2x and a net interest coverage test of not less than 3x.

Other affiliate debt of $141 million consists of $99 million and $42 million, which are classified as short-term and long-term debt, respectively. Other affiliate debt is primarily related to the Company's non-U.S. operations and includes an arrangement, through a subsidiary in France, to sell accounts receivable on an uncommitted basis with recourse. The amount of financing available is dependent on the the amount of receivables less customary reserves. At March 31, 2013 the Company had outstanding borrowings under this facility of $20 million with $48 million of receivables pledged as security, which are recorded as Other current assets on the consolidated balance sheet. At December 31, 2012, the Company had outstanding borrowings under this facility of $15 million and $49 million of receivables pledged as security.

NOTE 8. Employee Retirement Benefits

Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. Effective January 1, 2012, matching contributions for the U.S. defined contribution plan are 100% on the first 6% of pay contributed. The expense related to matching contributions was approximately $4 million and $5 million for the three-month periods ended March 31, 2013 and 2012, respectively.

Defined Benefit Plans

The components of the Company’s net periodic benefit costs for the three-month periods ended March 31, 2013 and 2012 were as follows:

	Retirement Plans
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
	(Dollars in Millions)
Costs recognized in income
Service cost	$—	$—	$6	$4
Interest cost	12	17	7	7
Expected return on plan assets	(16)	(19)	(5)	(4)
Amortization of actuarial losses	—	—	1	—
Net pension (benefit) expense	$(4)	$(2)	$9	$7

Contributions

During the three-month period ended March 31, 2013, cash contributions to the Company's U.S. and non-U.S. retirement plans were $2 million and $3 million, respectively. The Company anticipates additional 2013 cash contributions to its U.S. and non-U.S. retirement plans of $1 million and $27 million, respectively. The Company’s expected 2013 contributions may be revised.

NOTE 9. Income Taxes

During the three-months ended March 31, 2013 the Company recognized a benefit from income taxes of $18 million, which includes income tax expense in countries where the Company is profitable, withholding taxes, changes in uncertain tax benefits, and the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions to the extent not offset by other categories of income. The Company recorded a provision for income taxes of $27 million during the three months ended March 31, 2012. Pre-tax losses in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $92 million and $113 million, respectively, for the three month periods ended March 31, 2013 and 2012. The Company provides for U.S. and non-U.S. income taxes and non-U.S. withholding taxes on the projected future repatriations of the earnings from its non-U.S. operations at each tier of the legal entity structure. During the three-month periods ended March 31, 2013 and 2012, the Company recognized expense of $7 million and $5 million, respectively, reflecting the Company's forecasts which contemplate numerous financial and operational considerations that impact future repatriations.

The Company's provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income before income taxes, excluding equity in net income of non-consolidated affiliates for the period. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company's operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. The Company is also required to record the tax impact of certain other non-recurring tax items, including changes in judgments about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will continue to cause variability in the Company's quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. In this regard, it is reasonably possible that existing valuation allowances on approximately $11 million of deferred tax assets related to unutilized Korean foreign tax credit carryforwards could be eliminated during 2013 as the Company continues to monitor whether certain tax planning strategies that would require further corporate restructuring is ultimately prudent and feasible.

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

Unrecognized Tax Benefits

The Company operates in multiple jurisdictions throughout the world and the income tax returns of its subsidiaries in various tax jurisdictions are subject to periodic examination by respective tax authorities. The Company regularly assesses the status of these examinations and the potential for adverse and/or favorable outcomes to determine the adequacy of its provision for income taxes. The Company believes that it has adequately provided for tax adjustments that it believes are more likely than not to be realized as a result of any ongoing or future examination. Accounting estimates associated with uncertain tax positions require the Company to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If the Company determines it is more likely than not a tax position will be sustained based on its technical merits, the Company records the largest amount that is greater than 50% likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. Due to the complexity of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the liabilities recorded.

Gross unrecognized tax benefits were $79 million at March 31, 2013 and $117 million at December 31, 2012, of which approximately $30 million and $71 million, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties related to uncertain tax positions was $20 million at March 31, 2013 and $36 million at December 31, 2012.

During the three-month period ended March 31, 2013, the tax authorities in Spain completed an income tax examination related to the tax years 2006 through 2009 and the Company reached an agreement regarding its transfer pricing methodology resulting in a cash settlement of $2 million paid during the quarter. Other decreases in the Company's gross unrecognized tax benefits that impact the effective tax rate total approximately $38 million and primarily relate to reevaluating prior year uncertain tax positions arising from developments during the quarter associated with the examination in Spain which further validated the transfer pricing methodologies employed to allocate income and expense among various jurisdictions in Europe and the United States.

With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2008 or state and local, or non-U.S. income tax examinations for years before 2002. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in Asia (including Korea) could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Three Months Ended
March 31, 2013
(Dollars in Millions)
Beginning balance	$117
Tax positions related to current period:
Additions	3
Tax positions related to prior periods:
Reductions	(38)
Settlements with tax authorities	(2)
Lapses in statute of limitations	(1)
Effect of exchange rate changes	—
Ending balance	$79

During 2012 Korean tax authorities commenced a review of Halla for tax years 2007 through 2011 and issued a formal notice of assessment, including penalties, of approximately $23 million for alleged underpayment of withholding tax on dividends paid and other items, including certain management service fees charged by Visteon. During the three months ended March 31, 2013, Halla paid approximately $20 million to the Korean tax authorities, as required under Korean tax regulations, to pursue the appeals process. The Company believes that it is more likely than not that it will receive a favorable ruling when all of the available appeals have been exhausted. The appeal payments are included in Other non-current assets on the consolidated balance sheet as of March 31, 2013.

NOTE 10. Stockholders’ Equity and Non-controlling Interests

The table below provides information describing changes in equity attributable to Visteon and equity attributable to non-controlling interests ("NCI").

	Three Months Ended March 31
	2013			2012
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Stockholders' equity beginning balance	$1,385	$756	$2,141	$1,307	$690	$1,997
Income (loss) from continuing operations	69	15	84	(32)	18	(14)
Income from discontinued operations	—	—	—	3	—	3
Net income (loss)	69	15	84	(29)	18	(11)
Other comprehensive income (loss)
Foreign currency translation adjustments	(31)	(10)	(41)	28	6	34
Benefit plans	9	(2)	7	2	—	2
Unrealized hedging (loss) gains	(6)	(4)	(10)	10	1	11
Total other comprehensive income (loss)	(28)	(16)	(44)	40	7	47
Stock-based compensation, net	5	—	5	7	—	7
Common stock contribution to U.S. pension plans	—	—	—	73	—	73
Share repurchase	(125)	—	(125)	—	—	—
Dividends to non-controlling interests	—	(22)	(22)	—	(22)	(22)
Stockholders' equity ending balance	$1,306	$733	$2,039	$1,398	$693	$2,091

Non-controlling interests in the Visteon Corporation economic entity are comprised of the following:

	March 31	December 31
	2013	2012
	(Dollars in Millions)
Halla Visteon Climate Control Corporation	$699	$723
Visteon Interiors Korea Ltd	19	20
Other	15	13
Total non-controlling interests	$733	$756

During the first quarter of 2013, Halla purchased certain subsidiaries and intellectual property relating to Visteon's global climate business for a total purchase price of $410 million. As of March 31, 2013 Visteon had received $344 million in proceeds associated with the transaction. Remaining proceeds are associated with certain subsidiaries and joint ventures located in China and are expected to be received during the second quarter of 2013. In connection with the transaction, Visteon will provide transition services and lease certain U.S. based employees to HVCC. The transfer of Visteon's Climate operations to HVCC qualifies as a common control transaction. Accordingly, the assets and liabilities were transferred at their respective carrying value and no gain or loss was recorded by the Company.

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component includes:

	March 31	March 31
	2013	2012
	(Dollars in Millions)
Changes in accumulated other comprehensive income (loss):
Beginning balance	$(90)	$(25)
Other comprehensive (loss) income before reclassification, net of tax	(31)	40
Amounts reclassified from accumulated other comprehensive income	3	—
Ending balance	$(118)	$15

Changes in accumulated other comprehensive income (loss) by component:
Foreign currency translation adjustments
Beginning balance	$11	$(41)
Other comprehensive (loss) income before reclassification, net of tax (a)	(30)	28
Amounts reclassified from accumulated other comprehensive income loss (b)	(1)	—
Ending balance	(20)	(13)
Benefit plans
Beginning balance	(108)	25
Other comprehensive income before reclassification, net of tax (c)	10	2
Amounts reclassified from accumulated other comprehensive loss (d)	(1)	—
Ending balance	(99)	27
Unrealized hedging gains (loss)
Beginning balance	7	(9)
Other comprehensive (loss) income before reclassification, net of tax (e)	(11)	10
Amounts reclassified from accumulated other comprehensive income (f)	5	—
Ending balance	$1	$1
(a) Tax expense of $2 million is related to foreign currency translation adjustments for the three months ended March 31, 2012.
(b) Amount included in Other expense in Consolidated Statement of Comprehensive Income.
(c) Tax expense of $2 million is related to benefit plans for the three months ended March 31, 2013.
(d) Amount included in the computation of net periodic pension cost. (See Note 8 Employee retirement benefits for additional details.)
(e) Tax benefit of $4 million and tax expense of $1 million are related to unrealized hedging gains (loss) for the three months ended March 31, 2013 and 2012, respectively.
(f) Amount is included in Cost of sales in Consolidated Statement of Comprehensive Income.

Share Repurchase Program

In July 2012, the board of directors authorized the repurchase of up to $100 million of the Company's common stock. In January 2013, the board of directors reauthorized the current $100 million and increased the repurchase amount an additional $200 million, bringing the total share repurchase authorization to $300 million. On March 5, 2013, the Company entered into an accelerated share repurchase program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. Under the program, the Company paid the financial institution $125 million and received an initial delivery of 1,713,502 shares of common stock. The value of those shares on the date of delivery was $100 million at $58.36 per share and is included in common stock held in treasury. The remaining $25 million is included in Additional paid in capital in the consolidated balance sheet as of March 31, 2013. On April 17, 2013 the program concluded and the Company received an additional 495,576 shares. The final settlement was based on a negotiated discount to the volume weighted average price of the Company's common stock over the term of the share repurchase program agreement. As of March 31, 2013, $125 million remains authorized for repurchase over the next two years.

NOTE 11. Earnings (Loss) Per Share

The Company uses the two-class method in computing basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income attributable to Visteon, after deducting undistributed income allocated to participating securities, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common and potential dilutive common shares outstanding after deducting undistributed income allocated to participating securities. Performance based share units are considered contingently issuable shares, and are included in the computation of diluted earnings per share based on the number of shares that would be issuable if the reporting date were the end of the contingency period and if the result would be dilutive.

The table below provides details underlying the calculations of basic and diluted earnings (loss) per share.

	Three Months Ended
	March 31
	2013	2012
	(Dollars in Millions, Except Per Share Amounts)
Numerator:
Income (loss) from continuing operations	$69	$(32)
Income from discontinued operations	—	3
Net income (loss) attributable to Visteon	$69	$(29)
Denominator:
Average common stock outstanding	51.6	51.9
Dilutive effect of warrants and Performance Stock Units	0.3	—
Diluted shares	51.9	51.9

Basic and Diluted Earnings (Loss) Per Share Data:
Basic earnings (loss) per share
Continuing operations	$1.34	$(0.62)
Discontinued operations	—	0.06
Basic earnings (loss) per share attributable to Visteon	$1.34	$(0.56)
Diluted earnings (loss) per share
Continuing operations	$1.33	$(0.62)
Discontinued operations	—	0.06
Diluted earnings (loss) per share attributable to Visteon	$1.33	$(0.56)

The impact of the unsettled portion of the Company's accelerated share repurchase program has been excluded from per share calculations due to its anti-dilutive effect. Additionally, the effect of certain common stock equivalents including warrants and stock options were excluded from the computation of weighted average diluted shares outstanding as inclusion of such items would be anti-dilutive.

A summary of common stock equivalents excluded from the computation of weighted average diluted shares outstanding is as follows.

	Three Months Ended
	March 31
	2013			2012
	(In Millions, Except Per Share Amounts)
Stock Warrants:
Number of stock warrants	1.5					2.0
Exercise price	$58.80			$9.66	-	$58.80
Stock Options:
Number of stock options	0.3			0.4
Exercise price	$44.55	-	$74.08	$44.55	-	$74.08

NOTE 12. Fair Value Measurements and Financial Instruments

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

The Company's fair value of debt was approximately $809 million at March 31, 2013 and $600 million at December 31, 2012. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt is classified as Level 2, “Other Observable Inputs” in the fair value hierarchy.

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

The Company’s primary foreign currency exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint, Indian Rupee and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of March 31, 2013 and December 31, 2012, the Company had forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $503 million and $554 million, respectively. Fair value estimates of these contracts are based on quoted market prices. A portion of these instruments has been designated as cash flow hedges with the effective portion of the gain or loss reported in the Accumulated other comprehensive income (loss) component of Stockholders’ equity in the Company’s consolidated balance sheets and the ineffective portion recorded as Cost of sales in the Company’s consolidated statements of comprehensive income.

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

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated and non-designated as hedging instruments are as follows:

Assets			Liabilities
	March 31	December 31		March 31	December 31
Classification	2013	2012	Classification	2013	2012
	(Dollars in Millions)			(Dollars in Millions)
Designated:			Designated:
Other current assets	$5	$16	Other current assets	$3	$1
Other current liabilities	—	1	Other current liabilities	1	1
Non-designated:			Non-designated:
Other current assets	3	6	Other current assets	1	—
	$8	$23		$5	$2

	Gross Amount Recognized		Gross Amounts offset in the Statement of Financial Position		Net Amounts Presented in the Statement of Financial Position
	March 31	December 31	March 31	December 31	March 31	December 31
	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)
Foreign Currency Derivatives
Assets:
Designated	$5	$17	$3	$1	$2	$16
Non-designated	3	6	1	—	2	6
	$8	$23	$4	$1	$4	$22
Liabilities:
Designated	$1	1	$—	$—	$1	$1
	$1	$1	$—	$—	$1	$1
Gains and loss associated with derivative financial instruments recorded in Cost of sales for the three-month periods ended March 31, 2013 and 2012 were as follows:

	Amount of Gain (Loss)
	Recorded in AOCI, net of tax		Reclassified from AOCI into Income		Recorded in Income
	Three Months Ended March 31
	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)
Foreign currency risk – Cost of sales
Cash flow hedges	$(6)	$10	$5	$—	$—	$—
Non-designated cash flow hedges	—	—	—	—	1	(1)
	$(6)	$10	$5	$—	$1	$(1)

Concentrations of Credit Risk

Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are with investment and commercial banks with significant experience using such derivatives and is assessed on a net basis. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty and through monitoring counterparty credit risks. The Company’s concentration of credit risk related to derivative contracts at March 31, 2013 and December 31, 2012 is not significant. With the exception of the customers below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at March 31, 2013 and December 31, 2012, respectively.

	March 31	December 31
	2013	2012
Ford and affiliates	24%	19%
Hyundai Mobis Company	14%	16%
Hyundai Motor Company	9%	10%

Management periodically performs credit evaluations of its customers and generally does not require collateral.

NOTE 13. Commitments and Contingencies

Guarantees and Commitments

The Company has guaranteed approximately $50 million of subsidiary lease payments under various arrangements generally spanning between one to ten years in duration, and $6 million for affiliate credit lines and other credit support agreements. In connection with an agreement entered in 2009 with the Pension Benefit Guarantee Corporation ("PBGC"), the Company agreed to provide a guarantee by certain affiliates of contingent pension obligations of up to $30 million, the term of this guarantee is dependent upon events as specifically set forth in the PBGC agreement.

Litigation and Claims

In February 2013, three putative class action complaints were filed in the Superior Courts of Justice in Ontario against the Company and several other global suppliers of automotive instrument panel clusters, heater control panels and electronic control units alleging violations of Canadian laws related to competition. Plaintiffs purport to be direct and indirect purchasers of automotive instrument panel clusters, heater control panels and electronic control units supplied by the Company and/or the other defendants during the relevant period. The complaints allege, among other things, that the defendants conspired to fix prices and allocate the market and customers for instrument panel clusters, heater control panels and/or electronic control units in North America resulting in plaintiffs paying supra-competitive prices for instrument panel clusters, heater control panels and electronic control units or vehicles containing instrument panel clusters, heater control panels and electronic control units. The plaintiffs in these proceedings seek injunctive relief and recovery of an unspecified amount of damages, as well as investigative costs and costs relating to the proceedings. The ultimate outcome of this litigation, and consequently, an estimate of the possible loss, if any, related to this litigation, cannot reasonably be determined at this time. However, the Company believes the plaintiffs' allegations against it are without merit and otherwise would be barred following the Company's emergence from bankruptcy and it intends to vigorously defend itself in these proceedings. In addition, the Company has not been contacted by any U.S. or Canadian governmental organization indicating that it is the subject of any investigation relating to anti-competitive conduct in respect of automotive instrument panel clusters, heater control panels and electronic control units.

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

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of March 31, 2013, the Company maintained accruals of approximately $9 million for claims aggregating approximately $141 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
On May 28, 2009, the Company filed voluntary petitions in the Court seeking reorganization relief under the provisions of chapter 11 of the Bankruptcy Code and continued to operate as debtors-in-possession until emergence on October 1, 2010. Substantially all pre-petition liabilities and claims relating to rejected executory contracts and unexpired leases have been settled under the plan of reorganization, however, the ultimate amounts to be paid in settlement of each those claims will continue to be subject to the uncertain outcome of litigation, negotiations and Bankruptcy Court decisions for a period of time after the emergence date.

In December of 2009, the Court granted the Debtors' motion in part authorizing them to terminate or amend certain other postretirement employee benefits, including health care and life insurance. On December 29, 2009, the IUE-CWA, the Industrial Division of the Communications Workers of America, AFL-CIO, CLC, filed a notice of appeal of the Court's order with the District Court. By order dated March 31, 2010, the District Court affirmed the Court's order in all respects. On April 1, 2010, the IUE filed a notice of appeal. On July 13, 2010, the Circuit Court reversed the order of the District Court as to the IUE-CWA and directed the District Court to, among other things, direct the Court to order the Company to take whatever action is necessary to immediately restore terminated or modified benefits to their pre-termination/modification levels. On July 27, 2010, the Company filed a Petition for Rehearing or Rehearing En Banc requesting that the Circuit Court review the panel’s decision, which was denied. By orders dated August 30, 2010, the Court ruled that the Company should restore certain other postretirement employee benefits to the appellant-retirees and also to salaried retirees and certain retirees of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”). On September 1, 2010, the Company filed a Notice of Appeal to the District Court of the Court's decision to include non-appealing retirees, and on September 15, 2010 the UAW filed a Notice of Cross-Appeal. The appeals process includes mandatory mediation of the dispute. The Company subsequently reached an agreement with the original appellants in late-September 2010, which resulted in the Company not restoring other postretirement employee benefits of such retirees. On September 30, 2010, the UAW filed a complaint, which it amended on October 1, 2010, in the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after the Effective Date. The Company has filed a motion to dismiss the UAW's complaint and a motion to transfer the case to the District of Delaware, which motions are pending. As of January 11, 2013, the parties agreed to a settlement term sheet. The parties are currently working towards a final settlement agreement and preliminary approval of the settlement by the court. As of March 31, 2013, the Company maintains an accrual for claims that are deemed probable of loss and are reasonably estimable based on the pending settlement.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The following table provides a reconciliation of changes in the product warranty and recall claims liability for the three-month periods ended March 31, 2013 and 2012.

	Three Months Ended March 31
	2013	2012
	(Dollars in Millions)
Beginning balance	$57	$65
Accruals for products shipped	4	5
Currency	(2)	—
Changes in estimates	(2)	—
Settlements	(4)	(4)
Ending balance	$53	$66

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

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At March 31, 2013, the Company had recorded a reserve of approximately $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at March 31, 2013 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 14. Segment Information

Segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision-maker, or a decision-making group, in deciding the allocation of resources and in assessing performance. The Company’s Chief Operating Decision Making Group ("CODM Group"), comprised of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluates the performance of the Company’s segments primarily based on net sales, before elimination of inter-company shipments, Adjusted EBITDA (non-GAAP financial measure) and operating assets. The Company defines Adjusted EBITDA as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of asset impairments, gains or losses on divestitures, discontinued operations, net restructuring expenses and other reimbursable costs, stock-based compensation expense, certain employee charges and benefits, reorganization items and other non-operating gains and losses. Operating assets include inventories and property and equipment utilized in the manufacture of the segments’ products.

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

•	Interiors — The Company’s Interiors product line includes instrument panels, cockpit modules, door trim and floor consoles.

Segment Sales

	Three Months Ended March 31
	2013	2012
	(Dollars in Millions)
Climate	$1,228	$1,023
Electronics	365	329
Interiors	317	393
Eliminations	(54)	(28)
Total consolidated	$1,856	$1,717

Segment Adjusted EBITDA

	Three Months Ended March 31
	2013	2012
	(Dollars in Millions)
Climate	$113	$84
Electronics	30	28
Interiors	33	41
Total Segment Adjusted EBITDA	$176	$153
Reconciling Item:
Corporate	(6)	(10)
Total Adjusted EBITDA	$170	$143

During the first quarter of 2013 the Company changed its corporate cost allocation methodology for management reporting purposes. Accordingly, certain costs associated with the Company's corporate headquarters and other administrative support functions not allocated to the Company's operating segments and subject to the Company's previously announced corporate and administrative restructuring program have been separately reported for all periods presented as Corporate reconciling items.

Adjusted EBITDA is presented as a supplemental measure of the Company's performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company's operating activities across reporting periods. Not all companies use identical calculations and, accordingly, the Company's presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States ("U.S. GAAP") and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. In addition, the Company uses Adjusted EBITDA (i) as a factor in incentive compensation decisions, (ii) to evaluate the effectiveness of the Company's business strategies, and (iii) the Company's credit agreements use measures similar to Adjusted EBITDA to measure compliance with certain debt covenants.

A reconciliation of Adjusted EBITDA to net income (loss) attributable to Visteon is as follows:

	Three Months Ended March 31
	2013	2012
	(Dollars in Millions)
Total Adjusted EBITDA	$170	$143
Interest expense, net	10	9
(Benefit from) provision for income taxes	(18)	27
Depreciation and amortization	67	64
Restructuring and other expense	36	63
Stock-based compensation expense	6	7
Other	—	2
Net income (loss) attributable to Visteon	$69	$(29)

Segment Operating Assets

	Inventories, Net		Property and Equipment, Net
	March 31	December 31	March 31	December 31
	2013	2012	2013	2012
	(Dollars in Millions)
Climate	$317	$276	$989	$974
Electronics	66	67	96	119
Interiors	44	42	176	178
Total Segment Operating Assets	427	385	1,261	1,271
Reconciling Item:
Corporate	—	—	36	55
Total consolidated	$427	$385	$1,297	$1,326

Corporate reconciling item includes property and equipment associated with the Company's corporate headquarters and other administrative support functions.

NOTE 15. Condensed Consolidating Financial Information of Guarantor Subsidiaries

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

VISTEON CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$48	$320	$1,686	$(198)	$1,856
Cost of sales	96	263	1,541	(198)	1,702
Gross margin	(48)	57	145	—	154
Selling, general and administrative expenses	13	7	66	—	86
Equity in net income of non-consolidated affiliates	—	—	44	—	44
Interest expense (income), net	10	(1)	1	—	10
Restructuring and other expenses	20	—	16	—	36
(Loss) income from continuing operations before income taxes and earnings of subsidiaries	(91)	51	106	—	66
Provision for (benefit from) income taxes	1	—	(19)	—	(18)
(Loss) income from continuing operations before earnings of subsidiaries	(92)	51	125	—	84
Equity in earnings of consolidated subsidiaries	161	108	—	(269)	—
Net income	69	159	125	(269)	84
Net income attributable to non-controlling interests	—	—	15	—	15
Net income attributable to Visteon Corporation	$69	$159	$110	$(269)	$69
Comprehensive income:
Comprehensive income	$41	$136	$87	$(224)	$40
Comprehensive income attributable to Visteon Corporation	$41	$136	$88	$(224)	$41

	Three Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$41	$368	$1,616	$(308)	$1,717
Cost of sales	100	300	1,491	(308)	1,583
Gross margin	(59)	68	125	—	134
Selling, general and administrative expenses	15	18	58	—	91
Equity in net income of non-consolidated affiliates	—	—	42	—	42
Interest expense (income), net	10	(1)	—	—	9
Restructuring and other expenses	22	—	41	—	63
(Loss) income from continuing operations before income taxes and earnings of subsidiaries	(106)	51	68	—	13
Provision for income taxes	—	—	27	—	27
(Loss) income from continuing operations before earnings of subsidiaries	(106)	51	41	—	(14)
Equity in earnings of consolidated subsidiaries	86	(3)	—	(83)	—
(Loss) income from continuing operations	(20)	48	41	(83)	(14)
(Loss) income from discontinued operations, net of tax	(9)	23	(11)	—	3
Net (loss) income	(29)	71	30	(83)	(11)
Net income attributable to non-controlling interests	—	—	18	—	18
Net (loss) income attributable to Visteon Corporation	$(29)	$71	$12	$(83)	$(29)
Comprehensive loss:
Comprehensive income	$11	$116	$77	$(168)	$36
Comprehensive income attributable to Visteon Corporation	$11	$116	$52	$(168)	$11

VISTEON CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Cash and equivalents	$302	$37	$641	$—	$980
Accounts receivable, net	335	733	1,265	(1,152)	1,181
Inventories	8	18	401	—	427
Other current assets	29	32	221	—	282
Total current assets	674	820	2,528	(1,152)	2,870

Property and equipment, net	16	19	1,262	—	1,297
Investment in affiliates	1,961	1,435	—	(3,396)	—
Equity in net assets of non-consolidated affiliates	—	—	781	—	781
Intangible assets, net	—	18	296	—	314
Other non-current assets	10	78	100	(83)	105
Total assets	$2,661	$2,370	$4,967	$(4,631)	$5,367

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$335	$45	$259	$(540)	$99
Accounts payable	204	140	1,414	(566)	1,192
Other current liabilities	71	21	360	—	452
Total current liabilities	610	206	2,033	(1,106)	1,743

Long-term debt	450	44	312	(128)	678
Employee benefits	253	33	269	—	555
Other non-current liabilities	42	4	306	—	352

Stockholders’ equity:
Total Visteon Corporation stockholders’ equity	1,306	2,083	1,244	(3,327)	1,306
Non-controlling interests	—	—	803	(70)	733
Total equity	1,306	2,083	2,047	(3,397)	2,039
Total liabilities and equity	$2,661	$2,370	$4,967	$(4,631)	$5,367

	December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Cash and equivalents	$191	$54	$580	$—	$825
Accounts receivable, net	279	676	1,138	(931)	1,162
Inventories	15	23	347	—	385
Other current assets	24	32	235	—	291
Total current assets	509	785	2,300	(931)	2,663

Property and equipment, net	20	62	1,244	—	1,326
Investment in affiliates	2,024	1,587	—	(3,611)	—
Equity in net assets of non-consolidated affiliates	—	—	756	—	756
Intangible assets, net	86	45	201	—	332
Other non-current assets	14	—	70	(5)	79
Total assets	$2,653	$2,479	$4,571	$(4,547)	$5,156

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$266	$24	$225	$(419)	$96
Accounts payable	172	159	1,204	(508)	1,027
Other current liabilities	76	27	326	—	429
Total current liabilities	514	210	1,755	(927)	1,552

Long-term debt	450	—	29	(6)	473
Employee benefits	258	34	279	—	571
Other non-current liabilities	46	7	366	—	419

Stockholders’ equity:
Total Visteon Corporation stockholders’ equity	1,385	2,228	1,386	(3,614)	1,385
Non-controlling interests	—	—	756	—	756
Total equity	1,385	2,228	2,142	(3,614)	2,141
Total liabilities and equity	$2,653	$2,479	$4,571	$(4,547)	$5,156

VISTEON CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net cash (used by) provided from operating activities	$(56)	$(4)	$182	$—	$122
Investing activities
Capital expenditures	(1)	(1)	(61)	—	(63)
Dividends received from consolidated subsidiaries	293	281	—	(574)	—
Proceeds from business divestitures and asset sales	—	—	17	—	17
Net cash provided from (used by) investing activities	292	280	(44)	(574)	(46)
Financing activities
Proceeds from issuance of debt, net of issuance costs	—	—	204	—	204
Short-term debt, net	—	—	12	—	12
Principal payments on debt	—	—	(1)	—	(1)
Payments to repurchase common stock	(125)	—	—	—	(125)
Dividends paid to consolidated subsidiaries	—	(292)	(282)	574	—
Net cash used by financing activities	(125)	(292)	(67)	574	90
Effect of exchange rate changes on cash and equivalents	—	(1)	(10)	—	(11)
Net increase (decrease) in cash and equivalents	111	(17)	61	—	155
Cash and equivalents at beginning of period	191	54	580	—	825
Cash and equivalents at end of period	$302	$37	$641	$—	$980

	Three Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net cash (used by) provided from operating activities	$(62)	$(24)	$105	$—	$19
Investing activities
Capital expenditures	(1)	(1)	(51)	—	(53)
Dividends received from consolidated subsidiaries	15	23	—	(38)	—
Net cash provided from (used by) investing activities	14	22	(51)	(38)	(53)
Financing activities
Proceeds from issuance of debt, net of issuance costs	—	—	2	—	2
Principal payments on debt	(1)	—	(3)	—	(4)
Dividends paid to consolidated subsidiaries	—	(15)	(23)	38	—
Net cash provided from (used by) financing activities	(1)	(15)	(24)	38	(2)
Effect of exchange rate changes on cash and equivalents	—	2	7	—	9
Net (decrease) increase in cash and equivalents	(49)	(15)	37	—	(27)
Cash and equivalents at beginning of period	114	55	554	—	723
Cash and equivalents at end of period	$65	$40	$591	$—	$696

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 28, 2013 and the financial statements and accompanying notes to the financial statements included elsewhere herein.

Executive Summary

Description of Business

Visteon is a global supplier of climate, electronics, and interiors systems, modules and components to automotive original equipment manufacturers (“OEMs”) including BMW, Chrysler, Daimler, Ford, General Motors, Honda, Hyundai, Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. The Company has a broad network of manufacturing operations, technical centers and joint venture operations throughout the world, supported by approximately 23,000 employees dedicated to the design, development, manufacture and support of its product offering and its global customers.

Financial Results Summary

Visteon recorded net sales of $1,856 million for the first quarter of 2013, an increase of $139 million from the same period in 2012. Sales for the three months ended March 31, 2013 were impacted by higher production volumes for the Climate and Electronics product groups, primarily in North America and Asia, partially offset by declines for the Interiors product group in Europe. Customer pricing, partially offset by favorable foreign currency and design improvements, decreased sales. The Company's sales for the three month period ended March 31, 2013 were distributed by product group, geographic region, and customer as follows:

The Company's sales are significantly impacted by global light vehicle production volumes. A summary of global light vehicle production levels for the three month periods ended March 31, 2013 and 2012 are presented below by geographic region.

	Light Vehicle Production
	Three Months Ended March 31
	2013	2012	Change
	(Units in Millions)
Global	20.8	21.1	(1.2)%
North America	4.0	4.0	0.5%
South America	1.0	1.0	7.6%
Europe	4.8	5.2	(7.9)%
China	5.0	4.6	10.1%
Japan/Korea	3.4	3.8	(12.6)%
India	1.0	1.1	(6.2)%
ASEAN	1.2	1.0	28.1%

Source: IHS Automotive

The Company reported net income attributable to Visteon of $69 million, or $1.33 per diluted share during the three months ended March 31, 2013 representing an increase of $98 million compared to the same period of 2012. The improvement included a decrease in tax expense of approximately $58 million associated with changes in unrecognized tax benefits, including interest and penalties. The Company generated $122 million of cash from its operating activities during the three months ended March 31, 2013 an improvement of $103 million when compared to the three months ended March 31, 2012. As of March 31, 2013, Visteon had global cash balances of $995 million, including $15 million of restricted cash. Total debt was $777 million as of March 31, 2013.

Share Repurchase Program

In July 2012, the Company's board of directors authorized the repurchase of up to $100 million of the Company's common stock. In January 2013, the board of directors reauthorized the current $100 million and increased the repurchase amount to an additional $200 million, bringing the total share repurchase authorization to $300 million. In March 2013, the Company entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. On April 17, 2013 the ASB program concluded with the Company having repurchased a total of 2,209,078 shares. As of March 31, 2013, $125 million remains authorized for repurchase over the next two years.

Strategic Transformation

In September 2012, the Company announced a comprehensive shareholder value creation plan. A summary of activities associated with the shareholder value creation plan is provided below.

•
Climate consolidation - During the first quarter of 2013, Halla Climate Control Corporation ("Halla") purchased certain subsidiaries and intellectual property of Visteon's global climate business for approximately $410 million. As of March 31, 2013 Visteon had received $344 million in proceeds associated with the transaction. Remaining proceeds are associated with certain subsidiaries and joint ventures located in China and are expected to be received during the second quarter of 2013. With effect from February 1, 2013, this combined climate business has been operating under the name of Halla Visteon Climate Control ("HVCC"). HVCC is majority-owned by Visteon and headquartered in South Korea.

•
Interiors strategy - The Company continues to explore alternatives for its Interiors business including, but not limited to, divestiture, partnership or alliance. While the Company views Interiors as a non-core business, it continues to make commitments to this business and intends to divest in the future only under acceptable terms and conditions.

•	Electronics optimization - The Company continues to explore opportunities to optimize the size and scale of its Electronics business with a specific focus on cockpit electronic products.

•
Cost reduction program - The Company continues to implement a previously announced $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. During the first quarter of 2013, the Company recorded additional restructuring charges of approximately $20 million associated with this program for total inception to date expense under the program of $55 million. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized.

Consolidated Results of Operations - Three Months Ended March 31, 2013 and 2012

The Company's consolidated results of operations for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31
	2013	2012	Change
	(Dollars in Millions)
Sales	$1,856	$1,717	$139
Cost of sales	1,702	1,583	119
Gross margin	154	134	20
Selling, general and administrative expenses	86	91	(5)
Interest expense, net	10	9	1
Equity in net income of non-consolidated affiliates	44	42	2
Restructuring and other expense	36	63	(27)
Income before income taxes	66	13	53
(Benefit from) provision for income taxes	(18)	27	(45)
Income (loss) from continuing operations	84	(14)	98
Income from discontinued operations	—	3	(3)
Net income (loss)	84	(11)	95
Net income attributable to non-controlling interests	15	18	(3)
Net income (loss) attributable to Visteon	$69	$(29)	$98
Adjusted EBITDA*	$170	$143	$27

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

The Company's consolidated sales totaled $1,856 million for the three-month period ended March 31, 2013, which represents an increase of $139 million when compared to the same period of 2012. Production volumes and favorable product mix increased sales by $149 million, primarily associated with Asia and North America markets, partially offset by declines in Europe. Favorable net currency of $7 million, primarily attributable to the Korean Won and Euro currencies, also contributed to the increase. Other reductions of $17 million were associated with customer pricing, net of design actions.

Gross Margin

The Company recorded gross margin of $154 million for the three-month period ended March 31, 2013 compared to $134 million for the same period of 2012. The increase in gross margin of $20 million was associated with favorable production volume and product mix of $32 million, partially offset by $14 million of unfavorable net engineering expense. Other favorable manufacturing cost performance was primarily driven by increases in design actions and material and manufacturing efficiencies in excess of customer pricing.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $86 million and $91 million during the three-month periods ended March 31, 2013 and 2012, respectively. The decrease of $5 million was primarily due to improved efficiencies in fixed costs associated with the Company's restructuring programs and cost reduction initiatives.

Equity in Net Income of Non-consolidated Affiliates

Equity in the net income of non-consolidated affiliates totaled $44 million and $42 million for the three-month periods ended March 31, 2013 and 2012, respectively. The following table presents summarized financial data for the Company's non-consolidated affiliates.

The amounts included in the table below represent 100% of the results of operations of such non-consolidated affiliates accounted for under the equity method.

	Net Sales		Gross Margin		Net Income
	Three Months Ended March 31		Three Months Ended March 31		Three Months Ended March 31
	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)
Yanfeng	$1,816	$793	$273	$122	$69	$72
All other	386	413	26	42	22	17
	$2,202	$1,206	$299	$164	$91	$89

Interest Expense, Net

Interest expense for the three-month period ended March 31, 2013 of $13 million included $8 million on the 6.75% senior notes due April 15, 2019, $3 million associated with affiliate debt, and $2 million associated with commitment fees and amortization of debt issuance costs. During the three-month period ended March 31, 2012, interest expense was $12 million, including $8 million on the 6.75% senior notes due April 15, 2019, $2 million associated with affiliate debt, and $2 million associated with commitment fees and amortization of debt issuance costs. Interest income of $3 million for three-month period ended March 31, 2013 was comparable to $3 million for the same period of 2012 due to lower interest rates on higher cash balances.

Restructuring and Other Expenses

Restructuring and other expenses consist of the following:

	Three Months Ended March 31
	2013	2012
	(Dollars in Millions)
Restructuring expenses	$20	$41
Loss on asset contribution	—	14
Transformation costs	16	8
	$36	$63

During the first quarter of 2013, the Company recorded $20 million of restructuring expenses, primarily related to severance and termination benefits associated with approximately 140 employees, including $14 million in connection with the reorganization of the Company's Climate operations in France, and $6 million related to the Company's previously announced program to transform its corporate and administrative functions. Utilization during the three months ended March 31, 2013 included $11 million related to the Climate operations in France and $3 million related to the corporate and administrative programs, primarily for employee severance and termination benefits, and $1 million related to other European Interiors plant programs. Given the economically-sensitive and highly competitive nature of the automotive industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including but not limited to, additional restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

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

The following is a summary of the Company's consolidated restructuring reserves and related activity for the three-month period ended March 31, 2013.

	Interiors	Climate	Electronics	Corporate	Total
	(Dollars in Millions)
December 31, 2012	34	1	1	3	39
Expenses	1	14	—	6	21
Reversals	—	—	(1)	—	(1)
Exchange	(2)	—	—	—	(2)
Utilization	(1)	(11)	—	(3)	(15)
March 31, 2013	$32	$4	$—	$6	$42

Additionally, the Company recorded transformation costs of $16 million and $8 million during the three-month periods ended March 31, 2013 and 2012, respectively, related to financial and advisory fees associated with continued execution of its comprehensive value creation plan.

Income Taxes

The Company recorded an income tax benefit of $18 million for the three-month period ended March 31, 2013, compared with income tax expense of $27 million during the same period of 2012. The period over period decrease in income tax expense of $45 million includes $58 million associated with changes in unrecognized tax benefits, including interest and penalties, primarily attributable to reevaluating transfer pricing related exposures in Europe and the United States due to audit closures in the first quarter of 2013. The decrease in income tax expense was partially offset by $13 million in other items primarily attributable to overall higher earnings in those countries where the Company is profitable, which includes the year-over-year impact of changes in the mix of earnings and tax rates between jurisdictions.

Discontinued Operations

On August 1, 2012, the Company completed the sale of its Lighting operations for proceeds of approximately $70 million. In connection with the Lighting Transaction, the results of operations of the Lighting business have been classified to “Income from discontinued operations, net of tax” in the Consolidated Statements of Comprehensive Income for the three-month period ended March 31, 2012, and are detailed as follows:

Three Months Ended
March 31, 2012
(Dollars in Millions)
Sales	$139
Cost of sales	123
Gross margin	16
Selling, general and administrative expenses	3
Asset impairments	2
Other expense	2
Income from discontinued operations before income taxes	9
Provision for income taxes	6
Income from discontinued operations, net of tax	$3

Net Income (loss)

Net income attributable to Visteon was $69 million for the three-month period ended March 31, 2013 compared to a net loss of $29 million for the same period of 2012, representing an increase of $98 million. Adjusted EBITDA (as defined below) was $170 million for the three month period ended March 31, 2013, representing an increase of $27 million when compared with Adjusted EBITDA of $143 million for the same period of 2012. The Company's Adjusted EBITDA increased primarily due to favorable production volume primarily in Asia and North America, partially offset by price productivity in excess of material and manufacturing efficiencies.

Adjusted EBITDA is presented as a supplemental measure of the Company's financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company's operating activities across reporting periods. The Company defines Adjusted EBITDA as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of asset impairments, gains or losses on divestitures, discontinued operations, net restructuring expenses and other reimbursable costs, stock-based compensation expense, certain employee charges and benefits, reorganization items and other non-operating gains and losses. Not all companies use identical calculations and, accordingly, the Company's presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the three month periods ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31
	2013	2012	Change
	(Dollars in Millions)
Adjusted EBITDA	$170	$143	$27
Depreciation and amortization	67	64	3
Restructuring and other expense	36	63	(27)
Interest expense, net	10	9	1
(Benefit) provision for income taxes	(18)	27	(45)
Stock-based compensation expense	6	7	(1)
Other non-operating costs, net	—	2	(2)
Net income (loss) attributable to Visteon	$69	$(29)	$98

Segment Results of Operations - Three Months Ended March 31, 2013 and 2012

Sales by Segment

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Three months ended March 31, 2012	$1,023	$329	$393	$(28)	$1,717
Volume and mix	199	38	(62)	(26)	149
Currency	17	(3)	(7)	—	7
Other	(11)	1	(7)	—	(17)
Three months ended March 31, 2013	$1,228	$365	$317	$(54)	$1,856

Climate sales increased during the three-month period ended March 31, 2013 by $205 million. Higher production volumes and net new business increased sales by $199 million. Production volumes increased in all geographic regions, with the most significant impact in Asia. Favorable currency, primarily related to the Korean Won and Euro, resulted in an increase of $17 million. Other changes in sales, totaling $11 million, reflected customer pricing, partially offset by increases in revenue related to commodity pricing and design actions.

Electronics sales increased during the three-month period ended March 31, 2013 by $36 million. Growth in North America production volumes and net new business of $42 million more than offset declines in Europe due to weak economic conditions.

Unfavorable currency of $3 million primarily reflects the weakening Japanese Yen and Brazilian Real. Other changes, totaling $1 million, reflected customer pricing, partially offset by increases in revenue related to commodity pricing and design actions.

Interiors sales decreased during the three-month period ended March 31, 2013 by $76 million, primarily reflecting lower production volumes in Europe related to weak economic conditions. Unfavorable currency of $7 million, primarily related to the Brazilian Real, further reduced sales. Other changes decreased sales by $7 million, including customer agreements and price productivity.

Cost of Sales by Segment

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Three months ended March 31, 2012	$934	$300	$377	$(28)	$1,583
Material	129	32	(46)	(26)	89
Freight and duty	12	—	(3)	—	9
Labor and overhead	34	2	(15)	—	21
Depreciation and amortization	5	(1)	—	—	4
Other	2	(5)	(1)	—	(4)
Three months ended March 31, 2013	$1,116	$328	$312	$(54)	$1,702

Climate material costs increased $129 million, including $146 million related to higher production volumes and currency, partially offset by $17 million related to design changes, purchasing improvements and other changes. Freight and duty increased $12 million and labor and overhead increased $34 million primarily related to increased volumes. Depreciation and amortization increased $5 million related to capital expenditures supporting growth, and other costs including engineering, launch and other costs increased by $2 million associated with higher volumes and new business.

Electronics material costs increased $32 million, including $37 million related to higher production volumes partially offset by $5 million related to the impact of design changes, purchasing improvements, and other changes. Labor and overhead increased $2 million also associated with higher production volumes. Other costs including engineering and launch costs decreased by $5 million primarily related to the non-recurrence of 2012 costs associated with the closure of the Cadiz, Spain facility.

Interiors material costs decreased $46 million, labor and overhead decreased $15 million, and all other costs decreased $4 million, primarily due to lower production volumes and unfavorable currency.

Adjusted EBITDA by Segment

Segment adjusted EBITDA for the three months ended March 31, 2013 and 2012 is presented below:

	Three Months Ended March 31
	2013	2012	Change
	(Dollars in Millions)
Climate	$113	$84	$29
Electronics	30	28	2
Interiors	33	41	(8)
Total Segment Adjusted EBITDA	$176	$153	$23
Reconciling Item:
Corporate	(6)	(10)	4
Total consolidated	$170	$143	$27

During the first quarter of 2013 the Company changed its corporate cost allocation methodology for management reporting purposes. Accordingly, certain costs associated with the Company's corporate headquarters and other administrative support functions not allocated to the Company's operating segments and subject to the Company's previously announced corporate and administrative restructuring program have been separately reported for all periods presented as Corporate reconciling items.

Changes in Adjusted EBITDA by segment are presented below:

	Climate	Electronics	Interiors	Total
	(Dollars in Millions)
Three months ended March 31, 2012	$84	$28	$41	$153
Volume and mix	42	5	(15)	32
Currency	(2)	1	2	1
Other	(11)	(4)	5	(10)
Three months ended March 31, 2013	$113	$30	$33	$176
Reconciling Item:
Corporate				(6)
Total Adjusted EBITDA				$170

Climate Adjusted EBITDA for the three months ended March 31, 2013 was $113 million, an increase of $29 million compared to the same period of 2012. The increase includes $42 million due to higher production volumes in all regions with the most significant impact in Asia. Currency decreased Adjusted EBITDA by $2 million primarily related to the Korean Won partially offset by the Euro. Other decreases include the net performance impact of design changes and purchasing improvements, which were more than offset by customer productivity, engineering, freight, launch and other costs.

Electronics Adjusted EBITDA for the three months ended March 31, 2013 was $30 million, an increase of $2 million compared to the same period of 2012. The increase includes $5 million related to higher production volume in North America, partially offset by lower volumes in Europe. Currency increased Adjusted EBITDA by $1 million due to the Euro partially offset by the Indian Rupee and Japanese Yen. Other decreases included net performance associated with design changes and purchasing improvements, which were than more than offset by customer pricing, engineering and other costs.

Interiors Adjusted EBITDA for the three months ended March 31, 2013 was $33 million, a decrease of $8 million compared to the same period of 2012. The decrease reflects $15 million in lower production volume, primarily in Europe. Currency increased Adjusted EBITDA by $2 million related to the Euro, partially offset by the Brazilian Real. Other increases represent purchasing improvements, partially offset by customer productivity.

Corporate Adjusted EBITDA for the three months ended March 31, 2013 was expense of $6 million, an improvement of $4 million compared to the same period of 2012. The improvement reflects cost reductions in connection with the Company's restructuring programs and cost reduction initiatives.

Liquidity

Overview

The Company's primary liquidity needs are related to the funding of general business requirements, including working capital requirements, capital expenditures, debt service, employee retirement benefits and restructuring actions. The Company funds its liquidity needs with cash flows from operating activities, a substantial portion of which is generated by the Company's international subsidiaries. Accordingly, the Company utilizes a combination of cash repatriation strategies, including dividends, royalties, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet obligations globally. The Company's ability to access funds from its subsidiaries using these repatriation strategies is subject to, among other things, customary regulatory and statutory requirements and contractual arrangements including joint venture agreements and local debt agreements. Additionally, such repatriation strategies may be adjusted or modified as the Company continues to, among other things, rationalize its business portfolio and cost structure. As of March 31, 2013, the Company had total cash balances of $995 million, including restricted cash of $15 million. Cash balances totaling $592 million were located in jurisdictions outside of the United States, of which, approximately $225 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds are needed for operations in the U.S. or in other jurisdictions, the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

The Company's ability to fund its liquidity needs is dependent on the level, variability and timing of its customers' worldwide vehicle production, which may be adversely affected by many factors including, but not limited to, general economic conditions, specific industry conditions, financial markets, competitive factors and legislative and regulatory changes. During the first three months of 2013, the global automotive industry experienced modest growth fueled by demand from certain emerging markets, lower interest rates and improved credit availability, which, along with improvements in North America and Asia light vehicle sales and production, more than offset declines in Europe. The Company continues to closely monitor the macroeconomic environment and its impact on vehicle production volumes in relation to the Company's specific cash needs. Further, the Company's intra-year needs are impacted by seasonal effects in the industry, such as mid-year shutdowns, the subsequent ramp-up of new model production and the additional year-end shutdowns by primary customers.

To the extent that the Company's liquidity needs exceed cash provided by its operating activities, the Company would look to cash balances on hand; cash available through existing financing vehicles such as the Company's $130 million asset-based revolving loan credit facility (the "Revolver"); the sale of businesses or other assets as permitted under the Company's credit agreements; affiliate working capital lines of credit, of which the Company had approximately $230 million available as of March 31, 2013; other contractual arrangements; and, potential additional capital through the debt or equity markets. Access to these markets is influenced by the Company's credit ratings. At March 31, 2013, the Company's corporate credit ratings were B1 and B+ by Moody's and S&P, respectively, both with a stable outlook.

On January 28, 2013, the Company entered into an amendment to the Revolver to permit, among other things, the sale of certain Climate operations to Halla. In anticipation of the associated reduction in collateral, the Company also reduced its commitment amount under the Revolver from $175 million to $130 million. As of March 31, 2013 the Company had no outstanding borrowings or letter of credit obligations under its revolving loan credit agreement with $101 million available for borrowing. Future borrowing base capacity under the facility may be impacted by the sale of assets.

Effective January 31, 2013, Halla purchased certain subsidiaries and intellectual property of Visteon's Climate business for a total purchase price of $410 million. As of March 31, 2013 Visteon had received $344 million in proceeds associated with the transaction. Remaining proceeds are associated with certain subsidiaries and joint ventures located in China and are expected to be received during the second quarter of 2013.

In January 2013, the Company completed the sale of its 50% equity interest in Visteon TYC Corporation for proceeds of approximately $17 million, which were received in the first quarter of 2013. In February 2013, the Company entered into an agreement to sell its 20% equity interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd. ("Dongfeng") for cash proceeds of approximately $20 million. The Company anticipates receipt of the Dongfeng proceeds during the second quarter of 2013. Cash proceeds in excess of amounts deemed necessary for operating liquidity and ongoing business investment, if any, resulting from such potential future transactions would be evaluated for various uses including, but not limited to, addressing the Company's capital structure and pension liabilities.

Share Repurchase Program

In July 2012, the board of directors authorized the repurchase of up to $100 million of the Company's common stock. In January 2013, the board of directors reauthorized the current $100 million and increased the repurchase amount to an additional $200 million, bringing the total share repurchase authorization to $300 million. In March 2013, the Company entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. Under the ASB program, the Company paid the financial institution $125 million and received an initial delivery of 1,713,502 shares of common stock. The value of those shares on the date of delivery was $100 million at $58.36 per share and is included in common stock held in treasury. The remaining $25 million is included in Additional paid in capital in the Consolidated Balance Sheets as of March 31, 2013. In the three month period ended March 31, 2013, no stock had been repurchased outside of the ASB program. On April 17, 2013 the ASB program concluded and the Company received an additional 495,576 shares. The final settlement was based on a negotiated discount to the volume weighted average price of the Company's common stock over the term of the ASB agreement. As of March 31, 2013, $125 million remains authorized for repurchase over the next two years. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

Other

During 2012 Korean tax authorities commenced a review of Halla for tax years 2007 through 2011 and issued a formal notice of assessment, including penalties, of approximately $23 million for alleged underpayment of withholding tax on dividends paid and other items, including certain management service fees charged by Visteon. During the three months ended March 31, 2013, Halla paid approximately $20 million to the Korean tax authorities, as required under Korean tax regulations, to pursue the appeals process. The Company believes that it is more likely than not that it will receive a favorable ruling when all of the available appeals have been exhausted. The appeal payments are included in Other non-current assets on the consolidated balance sheet as of March 31, 2013.

Cash Flows

Operating Activities

Cash provided from operating activities increased $103 million during the three month period ended March 31, 2013 to $122 million, compared with $19 million for the same period in 2012. Approximately $50 million of the increase is related to lower disbursements in Asia associated with favorable timing of contractual payment due dates. Lower restructuring payments of $38 million and lower annual incentive compensation payments of $16 million also contributed to the improvement. Changes in receivable terms for certain customers in Asia resulted in an increase of $16 million and higher tooling recoveries contributed $14 million. These increases were partially offset by a required audit payment of $20 million to the Korean tax authorities and non-recurrence of customer accommodation agreement payments during the first three months of 2012 of $15 million.

Investing Activities

Cash used by investing activities decreased $7 million during the three month period ended March 31, 2013 to $46 million, compared with $53 million for the same period in 2012. Investing activities during the three month period ended March 31, 2013 included approximately $63 million of capital spending partially offset by $17 million of proceeds from asset sales which included the sale of the Company's 50% equity interest in Visteon TYC Corporation. Investing activities during the three month period ended March 31, 2012 included approximately $53 million of capital spending.

Financing Activities

Cash provided from financing activities was $90 million during the three month period ended March 31, 2013, compared with a use of $2 million for the same period in 2012 for a net change of $92 million. The $90 million provided from financing activities during the three month period ended March 31, 2013 included $195 million of proceeds related to the two HVCC unsecured bilateral term loan credit agreements completed in January 2013 and an increase in other affiliate debt, partially offset by $125 million in share repurchases related to the ASB program. Financing activities during the three month period ended March 31, 2012 included reductions in affiliate debt primarily related to Halla locations, partially offset by additional draws on the French receivable sale facility.

Debt and Capital Structure

During the first quarter of 2013, HVCC entered into two unsecured bilateral term loan credit agreements with aggregate available borrowings of approximately $195 million. Both credit agreements mature in May 2016 and are subject to financial covenant tests of total debt to EBITDA of 3.2x and a net interest coverage test of not less than 3x. Other information related to the Company's debt is set forth in Note 7, "Debt", to the consolidated financial statements included herein under Item 1. For additional information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for specific debt agreements and additional information related to covenants and restrictions.

In July 2012, the board of directors authorized the repurchase of up to $100 million of the Company's common stock. In January 2013, the board of directors reauthorized the current $100 million and increased the repurchase amount to an additional $200 million, bringing the total share repurchase authorization to $300 million. In March 2013, the Company entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. Under the ASB program, the Company paid the financial institution $125 million and received an initial delivery of 1,713,502 shares of common stock. The value of those shares on the date of delivery was $100 million at $58.36 per share and is included in common stock held in treasury. The remaining $25 million is included in Additional paid in capital in the Consolidated Balance Sheets as of March 31, 2013. In the three month period ended March 31, 2013, no stock had been repurchased outside of the ASB program. On April 17, 2013 the ASB program concluded and the Company received an additional 495,576 shares. The final settlement was based on a negotiated discount to the volume weighted average price of the Company's common stock over the term of the ASB agreement. As of March 31, 2013, $125 million remains authorized for repurchase over the next two years. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

Off-Balance Sheet Arrangements

The Company has a $15 million Letter of Credit ("LOC") Facility with US Bank National Association, which expires on September 30, 2013. Under the terms of the LOC facility, the Company must maintain a collateral account with U.S. Bank equal to 103% of the aggregated stated amount of the LOCs with reimbursement for any draws. As of March 31, 2013, the Company had $9 million of outstanding letters of credit issued under this facility and secured by restricted cash. In addition, the Company had $13 million of locally issued letters of credit to support various customs arrangements and other obligations at its local affiliates of which $6 million are secured by cash collateral.

The Company has guaranteed approximately $50 million for subsidiary lease payments under various arrangements generally spanning between one to ten years in duration, and approximately $6 million for affiliate credit lines and other credit support agreements. During January 2009, the Company reached an agreement with the PBGC pursuant to U.S. federal pension law provisions that permit the agency to seek protection when a plant closing results in termination of employment for more than 20 percent of employees covered by a pension plan. In connection with this agreement, the Company agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million, the term of this guarantee is dependent upon certain contingent events as set forth in the PBGC Agreement. These guarantees have not, nor does the Company expect they are reasonably likely to have, a material current or future effect on the Company’s financial position, results of operations or cash flows.

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

The Company's use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Fair value measurements related to derivative assets take into account the non-performance risk of the respective counterparty, while derivative liabilities take into account the non-performance risk of Visteon and its foreign affiliates. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives as of March 31, 2013.

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
Foreign Currency Risk

The Company's net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to protect the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company's primary foreign exchange operating exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of March 31, 2013, the net fair value of foreign currency forward contracts was an asset of $3 million while at December 31, 2012 the net fair value of forward contracts was an asset of $21 million.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $50 million and $55 million as of March 31, 2013 and December 31, 2012, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into foreign exchange contracts to mitigate this exposure.
Interest Rate Risk

The Company is subject to interest rate risk, principally in relation to fixed rate debt. The Company may use derivative financial instruments to manage exposure to fluctuations in interest rates. However, as of March 31, 2013, the Company had no outstanding interest rate derivative instruments.
Approximately 62% and 85% of the Company's borrowings were effectively on a fixed rate basis as of March 31, 2013 and December 31, 2012, respectively. The Company continues to evaluate its interest rate exposure and may use swaps or other derivative instruments again in the future.
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

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarterly period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the information above under Note 13, "Commitments and Contingencies," to the consolidated financial statements which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. See also, "Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the first quarter of 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
January 1, 2013 to January 31, 2013	9,835	$56.29	—	$250
February 1, 2013 to February 28, 2013	7,135	$58.12	—	$250
March 1, 2013 to March 31, 2013	1,714,042	$56.58	1,713,502	$125
Total	1,731,012	$56.58	1,713,502	$125

(1)
This column includes 17,510 shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

(2) On July 30, 2012, the board of directors authorized the repurchase of up to $100 million of the Company's common stock. On January 11, 2013, the board of directors reauthorized the current $100 million and increased the repurchase amount to an additional $200 million over the next two years. In March 2013, the Company entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to repurchase shares of common stock for an aggregate purchase price of $125 million. Under the ASB program, the Company paid the financial institution $125 million and received an initial delivery of 1,713,502 shares of common stock. The program concluded on April 17, and on April 22, 2013, the financial institution delivered the remaining 495,576 shares to complete the ASB program. The final average purchase price to the Company was $56.58 per share, net of commissions and other fees. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions, non-discretionary programs or in privately negotiated transactions depending on market and economic conditions, share price, trading volumes, alternative uses of capital and other factors.

ITEM 6.	EXHIBITS

See Exhibit Index on Page 42.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Michael J. Widgren
Michael J. Widgren
Vice President, Corporate Controller and Chief Accounting Officer

Date: May 9, 2013

Exhibit Index

Exhibit No.	Description
10.1
Sixth Amendment to Revolving Loan Credit Agreement, dated as of January 28, 2013, by and among Visteon Corporation, certain of its domestic subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and the lenders and L/C issuers party thereto (incorporated by reference to Exhibit 10.6.3 to the Annual Report on Form 10-K of Visteon Corporation filed on February 28, 2013).

10.2
Master Share Purchase Agreement, dated as of January 11, 2013, by and among Visteon Corporation, certain subsidiaries of Visteon Corporation, and Halla Climate Control Corporation (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon Corporation filed on February 28, 2013).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated May 9, 2013.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated May 9, 2013.
32.1	Section 1350 Certification of Chief Executive Officer dated May 9, 2013.
32.2	Section 1350 Certification of Chief Financial Officer dated May 9, 2013.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

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