Form 10-K/A
period 2012-12-31
VISTEON CORP
filed 2013-06-28
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

Visteon Corporation and Subsidiaries

Explanatory Note

Visteon Corporation (the “Company” or “Visteon”) is filing this Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to include in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, initially filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2013 (the “Annual Report”), consolidated financial statements and related notes of Yanfeng Visteon Automotive Trim Systems Company Limited, an unconsolidated joint venture incorporated in the Peoples Republic of China in which the Company owns a 50% non-controlling interest (“YFV”). Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, provides that if a 50% or less owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20% for 10%, separate financial statements for such 50% or less owned person shall be filed.

Effective January 1, 2011, YFV adopted International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”). The consolidated financial statements of YFV included herein have been prepared in accordance with the initial adoption guidance under IFRS. Additionally, because the consolidated financial statements of YFV are presented in accordance with IFRS, reconciliations between local GAAP and U.S. GAAP are not required pursuant to SEC Release numbers 33-8879 and 34-57026 and have been omitted.

Only Item 15 of Part IV of the Annual Report is being supplemented or amended by this Form 10-K/A to include the consolidated financial statements and related notes of YFV. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Annual Report also has been amended to include the consent of the independent auditors of YFV and currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the independent auditors and the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23.3, 31.1, 31.2, 32.1 and 32.2, respectively. This Form 10-K/A does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with Visteon's filings with the SEC subsequent to the filing of the Annual Report.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements

The following financial statements of the Company and its consolidated subsidiaries, and related notes and reports, were filed as part of the Annual Report on Form 10-K filed with the SEC on February 28, 2013:

Management's Report on Internal Control Over Financial Reporting;
Reports of Independent Registered Public Accounting Firm;
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, the three months ended December 31, 2010 and the nine months ended October 1, 2010;
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011, the three months ended December 31, 2010 and the nine months ended October 1, 2010;
Consolidated Balance Sheets as of December 31, 2012 and 2011;
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, the three months ended December 31, 2010, and the nine months ended October 1, 2010;
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2012 and 2011, the three months ended December 31, 2010 and the nine months ended October 1, 2010; and
Notes to Consolidated Financial Statements.

The following financial statements of YFV and its consolidated subsidiaries, and related notes and reports, are being filed as part of this Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Report of Independent Auditors;
Consolidated Statements of Income for the years ended December 31, 2012 and 2011;
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011;
Consolidated Statements of Financial Position as of December 31, 2012 and 2011 and January 1, 2011;
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2012 and 2011;
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and
Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts of the Company and its consolidated subsidiaries was filed as part of the Annual Report on Form 10-K filed with the SEC on February 28, 2013.

All other financial statement schedules are omitted because they are not required or applicable under instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.

3. Exhibits

The exhibits listed on the "Exhibit Index" on pages 41 - 45 are filed with this Amendment No. 1 on Form 10-K/A or incorporated by reference as forth therein.

Yanfeng Visteon Automotive Trim Systems Company Limited

Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Yanfeng Visteon Automotive Trim Systems Company Limited
Report of Independent Auditors

We have audited the accompanying consolidated financial statements of Yanfeng Visteon Automotive Trim Systems Company Limited and its subsidiaries (the Group), which comprise the consolidated statements of financial position as at December 31, 2012 and 2011 and January 1, 2011, and the consolidated statements of income, consolidated statements of comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2012, and a summary of significant accounting policies and other explanatory information.

Management's responsibility for the consolidated financial statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with International Financial Reporting Standards, and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors' responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with International Standards on Auditing. Those standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors' judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group as at December 31, 2012 and 2011 and January 1, 2011, and its financial performance and cash flows for each of the two years in the period ended December 31, 2012 in accordance with International Financial Reporting Standards.

/s/ Ernst & Young Hua Ming LLP
Shanghai, People's Republic of China
June 28, 2013

Yanfeng Visteon Automotive Trim Systems Company Limited
Consolidated Statements of Income
(RMB in millions)

	Note	2012	2011

Revenue	4.5	39,772	35,324
Cost of sales		(33,530)	(30,002)
Gross profit		6,242	5,322

Administrative expenses		(2,355)	(2,107)
Selling and distribution expenses		(488)	(408)
Research and development expenses		(628)	(359)
Other operating expenses	10	(85)	(46)
Other operating income	10	72	215
Operating profit		2,758	2,617

Finance costs	4.10	(33)	(23)
Finance income		110	81
Share of profit of joint ventures and associates		237	298
Profit before income tax		3,072	2,973

Income tax expense	13	(470)	(411)
Net profit for the year		2,602	2,562

Net profit for the year attributable to:
Equity holders of the parent		1,553	1,591
Non-controlling interests		1,049	971
Net profit for the year		2,602	2,562

The accompanying notes are an integral part of these financial statements.

Yanfeng Visteon Automotive Trim Systems Company Limited
Consolidated Statements of Comprehensive Income
(RMB in millions)

	2012	2011

Net profit for the year	2,602	2,562
Other comprehensive loss, net of tax
Foreign currency exchange translation, net of tax	-	(5)
Total comprehensive income for the year, net of tax	2,602	2,557

Total comprehensive income for the year, net of tax attributable to:
Equity holders of the parent	1,553	1,587
Non-controlling interests	1,049	970
	2,602	2,557

The accompanying notes are an integral part of these financial statements.

Yanfeng Visteon Automotive Trim Systems Company Limited
Consolidated Statements of Financial Position
(RMB in millions)

		December 31		January 1
	Note	2012	2011	2011
ASSETS
Non-current assets
Property, plant and equipment	14	3,722	2,572	2,213
Land use rights	4.12	438	164	85
Intangible assets	15	318	497	90
Goodwill	17	72	72	1
Investments in associates and joint ventures	9	895	908	648
Deferred tax assets	13	351	284	183
Other non-current assets		189	150	101
		5,985	4,647	3,321
Current assets
Inventories	4.14	1,113	980	1,097
Trade and other receivables	18	8,840	7,073	6,463
Cash and cash equivalents	19	6,557	6,692	4,831
Restricted cash	20	381	323	164
		16,891	15,068	12,555
Total assets		22,876	19,715	15,876

EQUITY AND LIABILITIES
Equity
Issued capital		1,079	1,079	1,079
Other reserves	22	687	609	485
Retained earnings		3,802	3,123	2,074
Equity attributable to equity holders of the parent		5,568	4,811	3,638
Non-controlling interests		2,721	2,468	1,587
		8,289	7,279	5,225
Non-current liabilities
Provisions	4.18	50	20	47
Government grants	4.6	25	13	8
Deferred tax liabilities	13	57	85	20
		132	118	75
Current liabilities
Trade and other payables	21	13,750	11,683	10,112
Interest-bearing loans and borrowings	16	519	427	313
Income tax payable		186	208	151
		14,455	12,318	10,576
Total equity and liabilities		22,876	19,715	15,876

The accompanying notes are an integral part of these financial statements.

Yanfeng Visteon Automotive Trim Systems Company Limited
Consolidated Statements of Changes in Shareholders’ Equity
(RMB in millions)

	Attributable to Equity Holders of the Parent
	Issued capital	Other reserves	Foreign currency translation reserve	Retained earnings	Total	Non-controlling interests	Total

January 1, 2011	1,079	487	(2)	2,074	3,638	1,587	5,225
Net profit	-	-	-	1,591	1,591	971	2,562
Other comprehensive loss	-	-	(4)	-	(4)	(1)	(5)
Total comprehensive income	-	-	(4)	1,591	1,587	970	2,557

Non-controlling interest arising from business combination	-	-	-	-	-	284	284

Capital injection of non-controlling interests	-	-	-	-	-	54	54
Disposal of subsidiaries	-	-	-	-	-	(20)	(20)
Appropriation for reserve funds	-	128	-	(128)	-	-	-
Dividends	-	-	-	(414)	(414)	(407)	(821)
December 31, 2011	1,079	615	(6)	3,123	4,811	2,468	7,279
Net profit	-	-	-	1,553	1,553	1,049	2,602
Other comprehensive income	-	-	-	-	-	-	-
Total comprehensive income	-	-	-	1,553	1,553	1,049	2,602

Capital injection from non-controlling interests	-	(38)	-	38	-	86	86
Appropriation for reserve funds	-	116	-	(116)	-	-	-
Dividends	-	-	-	(796)	(796)	(913)	(1,709)

Disposal of equity interests to non-controlling interests	-	-	-	-	-	31	31
December 31, 2012	1,079	693	(6)	3,802	5,568	2,721	8,289

The accompanying notes are an integral part of these financial statements.

Yanfeng Visteon Automotive Trim Systems Company Limited
Consolidated Statements of Cash Flows
(RMB in millions)

	Note	2012	2011

OPERATING ACTIVITIES
Profit before income tax		3,072	2,973
Adjustments for:
Provisions for asset impairments		18	14
Depreciation and amortization	11	698	609
(Gain)/loss on asset disposals		(4)	12
Finance income, net		(77)	(58)
Welfare expense		254	232
Share of profit of joint ventures and associates		(237)	(298)
Gain on revaluation of investment in associates	8	(1)	(155)
Working capital adjustments:
Inventories		(143)	150
Trade and other receivables		(1,998)	(454)
Trade and other payables		1,954	854
Interest received		108	77
Interest paid		(33)	(22)
Income tax paid		(587)	(451)
Net cash from operating activities		3,024	3,483

INVESTING ACTIVITIES
Acquisition of subsidiaries, net of cash (paid)/acquired	8	(261)	83
Investment in joint ventures and associates		(35)	(189)
Deposit on investment		(25)	-
Proceeds from disposal of subsidiaries		25	(11)
Purchases of property, plant and equipment, land use right and intangible assets		(1,771)	(906)
Proceeds from disposal of property, plant and equipment, and intangible assets		147	28
Repayments of loans to related parties		467	-
Loans granted to related parties		(469)	-
Dividends received		157	167
Net cash used in investing activities		(1,765)	(828)

FINANCING ACTIVITIES
Capital contribution by non-controlling interests		86	54
Proceeds from other borrowings		1,416	723
Repayments of other borrowings		(1,324)	(609)
Dividends paid to owners of the parent		(677)	(541)
Dividends paid to non-controlling interests		(895)	(421)
Net cash used in financing activities		(1,394)	(794)

Net (decrease)/increase in cash and cash equivalents		(135)	1,861
Cash and cash equivalents at January 1	19	6,692	4,831
Cash and cash equivalents at December 31	19	6,557	6,692

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
(RMB Millions)

1. Corporate information

Yanfeng Visteon Automotive Trim Systems Company Limited (“the Company”) is a Chinese-foreign equity joint venture 50% owned by HuaYu Automotive System Company Limited (“HUAYU”) and Visteon International Holdings Inc. LLC ("VIHI"), respectively. The registered capital of the Company is USD 139,233,200. The registered office is located in Shanghai, the People's Republic of China. The principal activities of the Company and its subsidiaries ("the Group") include the production and sale of plastic parts used for autos, trucks and motorcycles; automotive electronics and instruments; tooling; stamping parts; and standard fasteners. The ultimate holding company of the Group is Shanghai Automotive Industry Corporation ("SAIC").

2. Basis of preparation

The consolidated financial statements of the Group have been prepared in accordance with International Financial Reporting Standards ("IFRS") as issued by the International Accounting Standards Board ("IASB"). These financial statements are the first the Group has prepared in accordance with IFRS. Prior to the adoption of IFRS the Group prepared its financial statements in accordance with the Accounting Standards for Business Enterprises ("PRC GAAP"). Refer to Note 5 for additional information on the adoption of IFRS. The consolidated financial statements have been prepared on a historical cost basis and are presented in Renminbi ("RMB") with all values rounded to the nearest million, except when otherwise indicated.

3. Basis of consolidation

The consolidated financial statements comprise the financial statements of the Group and its subsidiaries. Subsidiaries are consolidated from the date on which the Group obtains control and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as the parent company, using consistent accounting policies. All intra-group balances, transactions, unrealized gains and losses resulting from intra-group transactions and dividends are eliminated in full. Total comprehensive income within a subsidiary is attributed to the non-controlling interest even if it results in a deficit balance.

A change in the ownership interest of a subsidiary without a loss of control is accounted for as an equity transaction. If the Group loses control over a subsidiary, it:

•	Derecognizes the assets (including goodwill) and liabilities of the subsidiary; the carrying amount of any non-controlling interest; and any cumulative translation differences recorded in equity.

•	Recognizes the fair value of the consideration received; the fair value of any investment retained; and any surplus or deficit in profit or loss.

•	Reclassifies the parent’s share of components previously recognized in other comprehensive income to profit or loss or retained earnings, as appropriate.

4. Summary of significant accounting policies

The following are the significant accounting policies applied by the Group in preparing its consolidated financial statements:

4.1 Business combinations and goodwill

Business combinations are accounted for using the acquisition method. The cost of an acquisition is measured as the aggregate of the consideration transferred, measured at the acquisition date fair value, and the amount of any non-controlling interest in the acquiree. For each business combination, the Group elects whether to measure the non-controlling interest in the acquiree at fair value or at the proportionate share of the acquiree’s identifiable net assets. Acquisition-related costs are expensed as incurred and included in administrative expenses.

When the Group acquires a business, it assesses the financial assets and liabilities assumed for appropriate classification and designation in accordance with the contractual terms, economic circumstances and pertinent conditions at the acquisition date. If the business combination is achieved in stages, the previously held equity interest is remeasured at its acquisition date fair value and any resulting gain or loss is recognized in profit or loss included in finance income(cost).

Goodwill is initially measured at cost, being the excess of the aggregate of the consideration transferred and the amount recognized for non-controlling interest over the fair value of the net identifiable assets acquired and liabilities assumed. If the fair value of the net assets acquired is in excess of the aggregate consideration transferred, the gain, if any, is recognized in profits and included in finance income. After initial recognition, goodwill is measured at cost less any accumulated impairment losses. For the purpose of impairment testing, goodwill acquired in a business combination is, from the acquisition date, allocated to each of the Group’s cash-generating units that are expected to benefit from the combination, regardless of whether other assets or liabilities of the acquiree are assigned to those units.

Notes to Consolidated Financial Statements
(RMB Millions)

Where goodwill has been allocated to a cash-generating unit and part of the operation within that unit is disposed of, the goodwill associated with the operation disposed of is included in the carrying amount of the operation when determining the gain or loss on disposal of the operation. Goodwill disposed of in this circumstance is measured based on the relative values of the operation disposed of and the portion of the cash-generating unit retained.

4.2 Investments in joint ventures

Investments in joint ventures relate to investments in entities where the Group has joint control over the economic activities of the entity through contractual arrangement. The Group accounts for its investments in joint ventures using the equity method. Under the equity method, the investment in the joint venture is carried on the statement of financial position at cost plus post acquisition changes in the Group’s share of net assets of the joint venture. Goodwill relating to the joint venture is included in the carrying amount of the investment. The Group’s share of profit of joint ventures is shown on the face of the income statement. This is the profit attributable to equity holders of the joint venture and, therefore, is profit after tax and non-controlling interests in the subsidiaries of the joint venture.

After application of the equity method, the Group determines whether it is necessary to recognize an additional impairment loss on its investment in its joint ventures. The Group determines at each reporting date whether there is any objective evidence that the investment in the joint venture is impaired. If this is the case, the Group calculates the amount of impairment as the difference between the recoverable amount of the joint venture and its carrying value and recognizes the amount in the “Share of results of joint ventures” in the income statement.

Upon loss of joint control, the Group measures and recognizes its remaining investment at its fair value. The difference between the carrying amount of the investment upon loss of joint control and the fair value of the remaining investment and proceeds from disposal is recognized in profit or loss. When the remaining investment constitutes significant influence, it is accounted for as an investment in an associate.

4.3 Investments in associates

Investments in associates relates to investments in entities over which the Group has significant influence and owns less than a 50% interest. The Group accounts for its investments in associates using the equity method as described in more detail under Note 4.2. Upon loss of significant influence over the associate, the Group measures and recognizes any retained investment at its fair value. Any difference between the carrying amount of the associate upon loss of significant influence and the fair value of the retaining investment and proceeds from disposal is recognized in profit or loss.

4.4 Foreign currency

The Group’s consolidated financial statements are presented in RMB, which is also the Company’s functional currency. Each entity in the Group determines its own functional currency, and items included in the financial statements of each entity are measured using that functional currency. Assets and liabilities of foreign operations are translated into RMB at the rate of exchange prevailing at the reporting date and their income statements are translated at exchange rates prevailing at the dates of the transactions. Differences arising from the translation of foreign currencies are recognized in other comprehensive income.

Transactions in foreign currencies are initially recorded by the Group entities at their respective functional currency spot rate at the date the transaction first qualifies for recognition. Financial assets and liabilities denominated in foreign currencies are revalued at the functional currency spot rate at each reporting date. Differences arising on settlement or translation of financial items are recognized in profit or loss. Non-financial items that are measured in terms of historical cost in a foreign currency are translated using the exchange rates as at the dates of the initial transactions.

4.5 Revenue recognition

Revenue is recognized to the extent that it is probable that the economic benefits will flow to the Group and the revenue can be reliably measured, regardless of when the payment is being made. Revenue is measured at the fair value of the consideration received or receivable, taking into account contractually defined terms of payment and excluding taxes or duty. Revenue from the sale of goods is recognized when the significant risks and rewards of ownership of the goods have passed to the buyer, recovery of the consideration is probable, the associated costs and possible return of goods can be estimated reliably, and there is no continuing management involvement with the goods and the amount of revenue can be measured reliably, usually on delivery of the goods.

Notes to Consolidated Financial Statements
(RMB Millions)

A summary of revenue is as follows:

	2012	2011

Sale of automotive parts	38,756	34,467
Product tooling	461	411
Raw materials	375	261
Other	180	185
	39,772	35,324

4.6 Government grants

Government grants are recognized where there is reasonable assurance that the grant will be received and all attached conditions has been complied with. When the grant relates to an expense item, it is recognized as income on a systematic basis over the periods that the costs, which it is intended to compensate, are expensed. Where the grant relates to an asset, it is recognized as income in equal amounts over the expected useful life of the related asset. A summary of government grants is provided below.

	2012	2011

January 1	13	8
Grants received during the year	59	35
Amounts recognized as income during the year	(47)	(30)
December 31	25	13

Income is recognized under the straight-line method over the useful life of the assets acquired under the program. There are no unfulfilled conditions or contingencies associated with these grants.

4.7 Income tax

Income tax assets and liabilities for the current period are measured at the amount expected to be recovered from or paid to the taxation authorities. The tax rates and tax laws used to compute the amount are those that are enacted or are substantively enacted at the reporting date in the countries where the Group operates and generates taxable income. Deferred income tax is provided using the liability method on temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes at the reporting date. Deferred tax liabilities are recognized for all taxable temporary differences, except:

•
When the deferred tax liability arises from the initial recognition of goodwill or an asset or liability in a transaction that is not a business combination and, at the time of the transaction, affects neither the accounting profit nor taxable profit or loss.

•
In respect of taxable temporary differences associated with investments in subsidiaries, joint ventures and associates, when the timing of the reversal of the temporary differences can be controlled and it is probable that the temporary differences will not reverse in the foreseeable future.

Deferred tax assets are recognized for all deductible temporary differences, carry forward of unused tax credits and unused tax losses, to the extent that it is probable that taxable profit will be available against which the deductible temporary differences, and the carry forward of unused tax credits and unused tax losses can be utilized, except:

•
When the deferred tax asset relating to the deductible temporary difference arises from the initial recognition of an asset or liability in a transaction that is not a business combination and, at the time of the transaction, affects neither the accounting profit nor taxable profit or loss

•
In respect of deductible temporary differences associated with investments in subsidiaries, joint ventures and associates, deferred tax assets are recognized only to the extent that it is probable that the temporary differences will reverse in the foreseeable future and taxable profit will be available against which the temporary differences can be utilized

Notes to Consolidated Financial Statements
(RMB Millions)

The carrying amount of deferred tax assets is reviewed at each reporting date and reduced to the extent that it is no longer probable that sufficient taxable profit will be available to allow all or part of the deferred tax asset to be utilized. Unrecognized deferred tax assets are reassessed at each reporting date and are recognized to the extent that it has become probable that future taxable profits will allow the deferred tax asset to be recovered.

Deferred tax assets and liabilities are measured at the tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on tax rates (and tax laws) that have been enacted or substantively enacted at the reporting date.

4.8 Property, plant and equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Cost includes the amount paid to acquire the asset, amounts paid for replacement parts that extend the useful life of the asset. Repair and maintenance costs are recognized in the profit or loss as incurred. The present value of the expected cost for the decommissioning of the asset after its use is included in the cost of the respective asset if the recognition criteria for a provision are met.

An item of property, plant and equipment is derecognized upon disposal or when no future economic benefits are expected from its use or disposal. Any gain or loss arising on derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the asset) is included in the income statement when the asset is derecognized.

Property, plant and equipment are depreciated using the straight-line method to allocate the cost of the assets to their estimated residual values over their estimated useful lives. For the property, plant and equipment that have been provided for impairment loss, the related depreciation charge is prospectively determined based upon the adjusted carrying amounts over their remaining useful lives.

	Estimated Useful Lives	Estimated Residual Values	Annual Depreciation Rates
Buildings	20 - 30 years	0% - 10%	3% - 5%
Machinery, tooling and equipment	5 - 15 years	0% - 10%	6% - 20%
Motor vehicles	3 - 6 years	0% - 10%	15% - 33.3%
Electronic and office equipment	3 - 5 years	0% - 10%	18% - 33.3%
Leasehold improvement	5 years	0%	20%
Others	5 years	0%	20%

The residual values, useful lives and methods of depreciation of property, plant and equipment are reviewed at each financial year end and adjusted prospectively, if appropriate.

4.9 Leases

The determination of whether an arrangement is, or contains, a lease is based on the substance of the arrangement at the inception date. The arrangement is assessed for whether fulfillment of the arrangement is dependent on the use of a specific asset or assets or the arrangement conveys a right to use the asset or assets, even if that right is not explicitly specified in an arrangement. For arrangements entered into prior to January 1, 2011, the date of lease inception is deemed to be January 1, 2011 in accordance with IFRS 1, First-time Adoption of International Reporting Standards.

As lessee - Finance leases that transfer to the Group substantially all of the risks and benefits incidental to ownership of the leased item, are capitalized at the commencement of the lease at the fair value of the leased property or, if lower, at the present value of the minimum lease payments. Lease payments are apportioned between finance charges and reduction of the lease liability so as to achieve a constant rate of interest on the remaining balance of the liability. Finance charges are recognized in finance costs in the income statement. A leased asset is depreciated over its estimated useful life. However, if there is no reasonable certainty that the Group will obtain ownership by the end of the lease term, the asset is depreciated over the shorter of the estimated useful life of the asset or the lease term. Operating lease payments are recognized as an operating expense in the income statement on a straight-line basis over the lease term.

As lessor - The Group classifies leases as operating when substantially all the risks and benefits of ownership of the asset are not transferred to the lessee. Initial direct costs incurred in negotiating an operating lease are added to the carrying amount of the leased asset and recognized over the lease term on the same bases as rental income.

Notes to Consolidated Financial Statements
(RMB Millions)

4.10 Finance costs

Finance costs include interest and other costs incurred in connection with the borrowing of funds and are expensed in the period in which they occur. The Group incurred finance costs of RMB 33 million and RMB 23 million for the years ended December 31, 2012 and 2011, respectively.

4.11 Intangible assets

Intangible assets are measured on initial recognition at cost. The cost of intangible assets acquired in a business combination is their fair value at the date of acquisition. Following initial recognition, intangible assets are carried at cost less accumulated amortization. The useful lives of intangible assets are determined to be either finite or indefinite.

Intangible assets with finite lives are amortized over their useful economic lives and assessed for impairment whenever there is an indication that the intangible asset may be impaired. The amortization period and the amortization method for an intangible asset with a finite useful life is reviewed at least at the end of each reporting period. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset are accounted for by changing the amortization period or method, as appropriate, and are treated as changes in accounting estimates. The amortization expense on intangible assets with finite lives is recognized in the income statement in the expense category consistent with the function of the intangible assets.

Intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually, either individually or at the cash-generating unit level. The assessment of indefinite life is reviewed annually to determine whether the indefinite life continues to be supportable. If not, the change in useful life from indefinite to finite is made on a prospective basis.

Gains or losses arising from derecognition of an intangible asset are measured as the difference between the net disposal proceeds and the carrying amount of the asset and are recognized in the income statement when the asset is derecognized.

Patents - Patents are amortized on a straight-line basis over the shorter of the patent's estimated useful life or the protection period as stipulated by law. The estimated useful lives range from 3 years to 15 years.

Software - Software assets are amortized on a straight-line basis over the shorter of the estimated useful lives or as stipulated by law. The estimated useful lives range from 3 years to 10 years.

Customer relationships - Customer relationships acquired from business combinations are amortized over their estimated beneficial years on straight-line basis estimated to be approximately 3 years.

Research and development costs - The expenditure on an internal research and development project is classified into expenditure on the research phase and expenditure on the development phase based on its nature and whether there is material uncertainty that the research and development activities can form an intangible asset at end of the project. Expenditure on the research phase is recognized in profit or loss in the period in which it is incurred. Expenditure on the development phase is capitalized only if all of the following conditions are satisfied:

•	it is technically feasible so that it will be available for use or sale;

•	management intends to complete the intangible asset, and use or sell it;

•	it can be demonstrated how the intangible asset will generate economic benefits;

•	there are adequate technical, financial and other resources to complete the development and the ability to use or sell the intangible asset; and

•	the expenditure attributable to the intangible asset during its development phase can be reliably measured.

Other development expenditures that do not meet the conditions above are recognized in profit or loss in the period in which they are incurred. Development costs previously recognized as expenses are not recognized as an asset in a subsequent period. Capitalized expenditure on the development phase is presented as development costs in the balance sheet and transferred to intangible assets at the date that the asset is ready for its intended use.

4.12 Land use rights

Land use rights represent acquisition costs of leasehold lands less impairment losses, if any, and are amortized on the straight-line basis over their estimated useful lives. If the purchase costs of land use rights and the buildings located thereon cannot be reliably allocated between the land use rights and the buildings, all of the purchase costs are recognized as property, plant and equipment.

Notes to Consolidated Financial Statements
(RMB Millions)

A summary of land use rights is as follows:

	2012	2011
Carrying amount
January 1	164	85
Additions	107	83
Acquisition of subsidiary	176	-
Amortization for the year	(9)	(4)
December 31	438	164

The leasehold lands are held under long term leases and are situated in Mainland China.

4.13 Financial instruments

Financial assets - Financial assets within the scope of IAS 39 are classified as financial assets at fair value through profit or loss, loans and receivables, held-to-maturity investments, available-for-sale financial assets, or as derivatives designated as hedging instruments in an effective hedge, as appropriate. The Group determines classification of its financial assets at initial recognition. The Group’s financial assets include cash and cash equivalent, trade and other receivables which are classified as "loans and receivables" and are recognized initially at fair value plus transaction costs. After initial measurement, such financial assets are subsequently measured at amortized cost using the effective interest rate method ("EIR"), less impairment. Amortized cost is calculated by taking into account any discount or premium on acquisition and fees or costs that are an integral part of the EIR. The EIR amortization is included in finance income in the income statement. The losses arising from impairment are recognized in the income statement in finance costs.

The Group derecognizes financial assets when:

•	The rights to receive cash flows from the asset have expired; or

•
The Group has transferred its rights to receive cash flows from the asset or has assumed an obligation to pay the received cash flows in full without material delay to a third party under a "pass-through" arrangement; and either (a) the Group has transferred substantially all the risks and rewards of the asset, or (b) the Group has neither transferred nor retained substantially all the risks and rewards of the asset, but has transferred control of the asset.

When the Group has transferred its rights to receive cash flows from an asset or has entered into a pass-through arrangement, and has neither transferred nor retained substantially all of the risks and rewards of the asset nor transferred control of it, the asset is recognized to the extent of the Group’s continuing involvement in it. In such case, the Group also recognizes an associated liability. The transferred asset and the associated liability are measured on a basis that reflects the rights and obligations that the Group has retained. Continuing involvement that takes the form of a guarantee over the transferred asset is measured at the lower of the original carrying amount of the asset and the maximum amount of consideration that the Group could be required to repay.

The Group assesses at each reporting date whether there is any objective evidence that a financial asset or a group of financial assets is impaired. A financial asset or a group of financial assets is deemed to be impaired if, there is objective evidence of impairment as a result of one or more events that has occurred after the initial recognition of the asset (an incurred ‘loss event’) and that loss event has an impact on the estimated future cash flows of the financial asset or the group of financial assets that can be reliably estimated. For financial assets carried at amortized cost, the Group first assesses whether objective evidence of impairment exists individually for financial assets that are individually significant, or collectively for financial assets that are not individually significant. If the Group determines that no objective evidence of impairment exists for an individually assessed financial asset, whether significant or not, it includes the asset in a group of financial assets with similar credit risk characteristics and collectively assesses them for impairment. Assets that are individually assessed for impairment and for which an impairment loss is, or continues to be, recognized are not included in a collective assessment of impairment.

If there is objective evidence that an impairment loss has been incurred, the amount of the loss is measured as the difference between the asset carrying amount and the present value of estimated future cash flows (excluding future expected credit losses that have not yet been incurred). The present value of the estimated future cash flows is discounted at the financial asset’s original effective interest rate. If a loan has a variable interest rate, the discount rate for measuring any impairment loss is the current effective interest rate.

The carrying amount of the asset is reduced through the use of an allowance account and the amount of the loss is recognized in the income statement. Interest income continues to be accrued on the reduced carrying amount and is accrued using the rate of interest used to discount the future cash flows for the purpose of measuring the impairment loss. The interest income is

Notes to Consolidated Financial Statements
(RMB Millions)

recorded as part of finance income in the income statement. Loans together with the associated allowance are written off when there is no realistic prospect of future recovery and all collateral has been realized or has been transferred to the Group. If, in a subsequent year, the amount of the estimated impairment loss increases or decreases because of an event occurring after the impairment was recognized, the previously recognized impairment loss is increased or reduced by adjusting the allowance account. If a write-off is later recovered, the recovery is credited to finance costs in the income statement.

Financial liabilities - Financial liabilities within the scope of IAS 39 are classified as financial liabilities at fair value through profit or loss, loans and borrowings, or as derivatives designated as hedging instruments in an effective hedge, as appropriate. The Group determines the classification of its financial liabilities at initial recognition. The Group’s financial liabilities include trade and other payables, loans and borrowings, which are classified as "loans and borrowings" and are recognized initially at fair value plus transaction costs. Interest bearing loans and borrowings are subsequently measured at amortized cost using the effective interest rate method. Gains and losses are recognized in the income statement when the liabilities are derecognized as well as through the effective interest rate method (EIR) amortization process. Amortized cost is calculated by taking into account any discount or premium on acquisition and fees or costs that are an integral part of the EIR. The EIR amortization is included in finance costs in the income statement. A financial liability is derecognized when the obligation under the liability is discharged, canceled or expires. When an existing financial liability is replaced by another from the same lender on substantially different terms, or the terms of an existing liability are substantially modified, such an exchange or modification is treated as a derecognition of the original liability and the recognition of a new liability. The difference in the respective carrying amounts is recognized in the income statement.

Offsetting of financial instruments - Financial assets and financial liabilities are offset with the net amount reported in the consolidated statement of financial position only if there is a current enforceable legal right to offset the recognized amounts and an intent to settle on a net basis, or to realize the assets and settle the liabilities simultaneously.

Fair value of financial instruments - The fair value of financial instruments that are traded in active markets at each reporting date is determined by reference to quoted market prices or dealer price quotations (bid price for long positions and ask price for short positions), without any deduction for transaction costs. For financial instruments not traded in an active market, the fair value is determined using appropriate valuation techniques. Such techniques may include:

•	Using recent arm’s length market transactions;

•	Reference to the current fair value of another instrument that is substantially the same;

•	A discounted cash flow analysis or other valuation models.

4.14 Inventories

Inventories include raw materials, work in progress, and finished goods, and are measured at the lower of cost and net realizable value determined on a first-in, first-out basis. Raw materials are carried at purchase cost and work in progress and finished goods are carried at production cost. Production cost includes the cost of raw materials, supplies and labor used in production, and other direct production and indirect plant costs, excluding overhead costs not related to production. Inventories are comprised of the following:

	December 31 2012	December 31 2011	January 1 2011

Raw materials	608	574	573
Work in progress	147	168	172
Finished goods	423	304	414
	1,178	1,046	1,159
Less: valuation reserve	(65)	(66)	(62)
	1,113	980	1,097

The valuation reserve for inventories is determined as the amount by which the carrying value of the inventories exceed their net realizable value. Net realizable value is determined based on the estimated selling price in the ordinary course of business, less the estimated costs to completion and estimated costs necessary to make the sale and related taxes.

4.15 Impairment of non-financial assets

The Group assesses at each reporting date whether there is an indication that an asset may be impaired. If any indication exists, or when annual impairment testing for an asset is required, the Group estimates the asset’s recoverable amount. An asset’s recoverable amount is the higher of an asset’s or cash-generating units ("CGU") fair value less costs to sell and its value in

Notes to Consolidated Financial Statements
(RMB Millions)

use. It is determined for an individual asset, unless the asset does not generate cash inflows that are largely independent of those from other assets or groups of assets. Where the carrying amount of an asset or CGU exceeds its recoverable amount, the asset is considered impaired and is written down to its recoverable amount. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. In determining fair value less costs to sell, recent market transactions are taken into account, if available. If no such transactions can be identified, an appropriate valuation model is used. These calculations are corroborated by valuation multiples, quoted share prices for publicly traded subsidiaries or other available fair value indicators.

The Group bases its impairment calculation on detailed budgets and forecasts which are prepared separately for each of the Group’s CGU to which the individual assets are allocated. These budgets and forecast calculations are generally covering a period of five years. For longer periods, a long-term growth rate is calculated and applied to project future cash flows after the fifth year.

For assets excluding goodwill, an assessment is made at each reporting date as to whether there is any indication that previously recognized impairment losses may no longer exist or may have decreased. If such indication exists, the Group estimates the asset’s or CGU’s recoverable amount. Property, plant and equipment, intangible assets with finite useful lives, investment properties measured using the cost model and long-term equity investments in subsidiaries, joint ventures and associates are tested for impairment if there is any indication that the assets may be impaired at the end of the reporting period. If the result of the impairment test indicates that the recoverable amount of an asset is less than its carrying amount, a provision for impairment and an impairment loss are recognized for the amount by which the asset’s carrying amount exceeds its recoverable amount. The recoverable amount is the higher of an asset’s fair value less costs to sell and the present value of the future cash flows expected to be derived from the asset. Provision for asset impairment is determined and recognized on the individual asset basis. If it is not possible to estimate the recoverable amount of an individual asset, the recoverable amount of a group of assets to which the asset belongs is determined. A group of assets is the smallest group of assets that is able to generate independent cash inflows. A previously recognized impairment loss is reversed only if there has been a change in the assumptions used to determine the asset’s recoverable amount since the last impairment loss was recognized. The reversal is limited so that the carrying amount of the asset does not exceed its recoverable amount, nor exceed the carrying amount that would have been determined, net of depreciation, had no impairment loss been recognized for the asset in prior years. Such reversal is recognized in the income statement unless the asset is carried at a revalued amount, in which case the reversal is treated as a revaluation increase.

Goodwill is tested for impairment annually at December 31 and when circumstances indicate that the carrying value may be impaired. Impairment is determined for goodwill by assessing the recoverable amount of each CGU (or group of CGUs) to which the goodwill relates. Where the recoverable amount of the cash-generating unit is less than their carrying amount, an impairment loss is recognized. Impairment losses relating to goodwill cannot be reversed in future periods.

4.16 Cash and short-term deposits

Cash and short-term deposits in the statement of financial position include cash on hand, cash at banks and highly liquid short-term deposits. For the purpose of the consolidated statement cash flows, cash and cash equivalents consist of cash and short-term deposits as defined above, net of outstanding bank overdrafts and restricted cash.

4.17 Employee retirement benefits

Pursuant to the relevant regulations of the PRC government, the companies comprising the Group operating in Mainland China (the“PRC group companies”) have participated in a local municipal government retirement benefit scheme (the “Scheme”), whereby the PRC group companies are required to contribute a certain percentage of the salaries of their employees to the Scheme to fund their retirement benefits. The only obligation of the Group with respect to the Scheme is to pay the ongoing contributions under the Scheme. Contributions under the Scheme are charged to the income statement as incurred.

4.18 Provisions

Provisions are recognized when the Group has a present obligation (legal or constructive) as a result of a past event, it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of the obligation. Where the Group expects some or all of a provision to be reimbursed, for example under an insurance contract, the reimbursement is recognized as a separate asset but only when the reimbursement is virtually certain. The expense relating to a provision is presented in the income statement net of any reimbursement.

Notes to Consolidated Financial Statements
(RMB Millions)

A summary of provisions is as follows:

	Claims	Warranty	Other	Total

Balance at January 1, 2011	32	12	3	47
Arising during the year	-	10	-	10
Utilized during the year	(22)	(12)	(3)	(37)
Balance at December 31, 2011	10	10	-	20
Arising during the year	14	52	-	66
Utilized during the year	-	(36)	-	(36)
Balance at December 31, 2012	24	26	-	50

Provisions for claims are recognized when the potential claims for damages directly caused by the Group from its suppliers, customers and other parties exist and the Group is willing or will be forced to undertake such liability when the claims are raised. The Group provides warranties for certain automotive products and undertake to repair or replace items that fail to perform satisfactorily. The amount of provision for product warranties is estimated based on the sales volume and past experience of the level of repairs and returns. Estimated claim and warranty provisions are reviewed on an ongoing basis and revised when appropriate.

4.19 Dividends

The Group recognizes a liability to make cash distributions to owners of equity when the distribution is authorized and is no longer at the discretion of the Group. A corresponding amount is recognized directly in equity.

Dividend income is recognized when the Group's right to receive the payment is established, which is generally when shareholders approve the dividend.

5. First-time adoption of IFRS

The financial statements for the year ended December 31, 2012 are the first the Group has prepared in accordance with IFRS. Accordingly, the Group followed initial adoption guidance under IFRS No.1, First-time Adoption of International Financial Reporting Standards ("IFRS 1") and financial statements have been provided for periods ending on or after December 31, 2012, together with the comparative period data as at and for the year ended December 31, 2011, as described in the summary of significant accounting policies. The Group's opening statement of financial position was prepared as of January 1, 2011, the date of transition to IFRS.

This note explains the principal adjustments made by the Group in connection with the initial adoption of IFRS, which allows first-time adopters certain exemptions from the retrospective application of IFRS. In preparing these financial statements, the Group has applied the following exemptions in in connection with its initial adoption of IFRS:

•
IFRS 3 Business Combinations has not been applied to acquisitions of subsidiaries, which are considered businesses for IFRS, or of interests in associates and joint ventures that occurred before January 1, 2011. Use of this exemption means that the PRC GAAP carrying amounts of assets and liabilities, that are required to be recognized under IFRS, is their deemed cost at the date of the acquisition. After the date of the acquisition, measurement is in accordance with IFRS. Assets and liabilities that do not qualify for recognition under IFRS are excluded from the opening IFRS statement of financial position. The Group did not recognize or exclude any previously recognized amounts as a result of IFRS recognition requirements.

•
IFRS 1 also requires that the PRC GAAP carrying amount of goodwill must be used in the opening IFRS statement of financial position (apart from adjustments for goodwill impairment and recognition or derecognition of intangible assets). In accordance with IFRS 1, the Group has tested goodwill for impairment at the date of transition to IFRS. No goodwill impairment was deemed necessary at January 1, 2011.

Notes to Consolidated Financial Statements
(RMB Millions)

5. First-time adoption of IFRS continued

Group reconciliation of equity at January 1, 2011 (date of transition to IFRS) is as follows:

		January 1, 2011
	Note	PRC GAAP	Re-measurement	IFRS

Non-current assets
Property, plant and equipment	A	1,800	413	2,213
Construction in progress	A	277	(277)	-
Long-term prepaid expense	A	139	(139)	-
Land use rights	A	-	85	85
Intangible assets and goodwill	A	172	(81)	91
Investments in associates and joint ventures		648	-	648
Deferred tax assets		183	-	183
Other non-current assets	A	138	(37)	101
		3,357	(36)	3,321
Current assets
Inventories		1,097	-	1,097
Notes receivables	A	1,317	(1,317)	-
Accounts receivables	A	4,632	(4,632)	-
Other receivables	A	146	(146)	-
Advance to suppliers	A	180	(180)	-
Trade and other receivables	A	-	6,463	6,463
Cash and cash equivalents	A,C	4,995	(164)	4,831
Restricted cash	A	-	164	164
		12,367	188	12,555
Total assets		15,724	152	15,876

Equity
Issued capital		1,079	-	1,079
Surplus and other reserves	A	310	175	485
Retained earnings	A	2,249	(175)	2,074
Equity attributable to equity holders of the parent		3,638	-	3,638
Non-controlling interests		1,587	-	1,587
		5,225	-	5,225
Non-current liabilities
Provisions		47	-	47
Government grants		8	-	8
Deferred tax liabilities		20	-	20
		75	-	75
Current liabilities
Notes payable	A	1,302	(1,302)	-
Accounts payable	A	6,443	(6,443)	-
Advance from customers	A	578	(578)	-
Dividends payable	A	14	(14)	-
Tax payable	A	179	(179)	-
Payroll payable	A	713	(713)	-
Other payables	A	882	(882)	-
Trade and other payable	A	-	10,112	10,112
Interest-bearing borrowings		313	-	313
Income tax payable	A	-	151	151
		10,424	152	10,576
Total equity and liabilities		15,724	152	15,876

Notes to Consolidated Financial Statements
(RMB Millions)

5. First-time adoption of IFRS continued

Group reconciliation of equity at December 31, 2011 is as follows:

		December 31, 2011
	Note	PRC GAAP	Re-measurement	IFRS

Non-current assets
Property, plant and equipment	A	2,078	494	2,572
Construction in progress	A	344	(344)	-
Long-term prepaid expenses	A	152	(152)	-
Land use rights	A	-	164	164
Intangible assets	A	659	(162)	497
Goodwill		72	-	72
Investments in associates and joint ventures		908	-	908
Deferred tax assets		284	-	284
Other non-current assets		150	-	150
		4,647	-	4,647
Current assets
Inventories		980	-	980
Notes receivables	A	1,326	(1,326)	-
Accounts receivables	A	5,173	(5,173)	-
Other receivables	A	251	(251)	-
Advance to suppliers	A	165	(165)	-
Trade and other receivables	A	-	7,073	7,073
Cash and cash equivalents	A,C	7,015	(323)	6,692
Restricted cash	A	-	323	323
		14,910	158	15,068
Total assets		19,557	158	19,715

Equity
Issued capital		1,079	-	1,079
Surplus and other reserves	A	343	266	609
Retained earnings	A	3,389	(266)	3,123
Equity attributable to equity holders of the parent		4,811	-	4,811
Non-controlling interests		2,468	-	2,468
		7,279	-	7,279
Non-current liabilities
Provisions		20	-	20
Government grants		13	-	13
Deferred tax liabilities		85	-	85
		118	-	118
Current liabilities
Notes payable	A	1,385	(1,385)	-
Accounts payable	A	7,220	(7,220)	-
Advance from customers	A	530	(530)	-
Tax payable	A	176	(176)	-
Payroll payable	A	845	(845)	-
Other payables	A	1,577	(1,577)	-
Trade and other payable	A	-	11,683	11,683
Interest-bearing borrowings		427	-	427
Income tax payable	A	-	208	208
		12,160	158	12,318
Total equity and liabilities		19,557	158	19,715

Notes to Consolidated Financial Statements
(RMB Millions)

5. First-time adoption of IFRS continued
Group reconciliation of total comprehensive income for the year ended December 31, 2011 is as follows:

		Year Ended December 31, 2011
	Note	PRC GAAP	Re-measurement	IFRS

Revenue		35,324	-	35,324
Cost of sales	A	(29,755)	(247)	(30,002)
Taxes and surcharges	A	(78)	78	-
Gross profit		5,491	(169)	5,322

Selling and distribution expense		(408)	-	(408)
Administrative expense	A, B	(2,378)	271	(2,107)
Research and development expense	A	-	(359)	(359)
Other operating income	A	60	155	215
Other operating expenses	A	(15)	(31)	(46)
Operating profit		2,750	(133)	2,617

Finance income - net	A	22	(22)	-
Finance income	A	-	81	81
Finance costs	A	-	(23)	(23)
Asset impairment loss	A	(15)	15	-
Investment income	A	448	(448)	-
Share of profit of associates and joint ventures	A	-	298	298
Profit before tax		3,205	(232)	2,973
Income tax expense		(411)	-	(411)
Net profit for the year		2,794	(232)	2,562

Other comprehensive income:
Net profit for the year		2,794	(232)	2,562
Exchange differences on translation of foreign operations		(5)	-	(5)
Total comprehensive income for the year, net of tax		2,789	(232)	2,557

Notes to the reconciliation of equity as at January 1 and December 31, 2011 and total comprehensive income for the year ended December 31, 2011 are as follows:

A.
The Group made certain reclassifications on the statements of financial position and statements of income and comprehensive income under PRC GAAP to conform to the corresponding classification under IFRS.

B.
Under PRC GAAP, the Group accounted for staff welfare accrual as profit appropriation and credited into retained earnings (intra-equity). Under IFRS, staff welfare accrual is recorded as an expense and the resulting adjustment of RMB 232 million was recorded in administrative expenses in 2011.

C.	The transition from PRC GAAP to IFRS did not have a material impact on the statement of cash flows.

Notes to Consolidated Financial Statements
(RMB Millions)

6. Significant accounting judgments, estimates and assumptions

The preparation of the Group's consolidated financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities, and the accompanying disclosures, and the disclosure of contingent liabilities. Uncertainty about these assumptions and estimates could result in outcomes that require a material adjustment to the carrying amount of the asset or liability affected in future periods. The Group continually evaluates the critical accounting estimates and key judgments applied based on historical experience and other factors, including expectations of future events that are believed to be reasonable. The critical accounting estimates and key assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next accounting year are outlined below.

Income taxes - The Group is subject to income taxes in numerous jurisdictions. There are many transactions and events for which the ultimate tax determination is uncertain during the ordinary course of business. Significant judgment is required from the Group in determining the provision for income taxes in each of these jurisdictions. Where the final tax outcome of these matters is different from the amounts that were initially recorded, such differences will impact the income tax and deferred tax provisions in the period in which such determination is made.

Deferred tax assets are recognized for unused tax losses to the extent that it is probable that taxable profit will be available against which the losses can be utilized. Significant management judgment is required to determine the amount of deferred tax assets that can be recognized, based upon the likely timing and the level of future taxable profits together with future tax planning strategies. The carrying amounts of deferred tax assets in respect of unused tax losses as of December 31, 2012 and 2011 are RMB 4 million and RMB 27 million, respectively.

The Group has unrecognized tax losses carried forward of RMB 138 million, RMB 118 million as of December 31, 2012 and 2011 respectively. These losses relate to subsidiaries that have a history of losses, do not expire and may not be used to offset taxable income elsewhere in the Group. The subsidiary has no temporary taxable differences or any tax planning opportunities available that could partly support the recognition of these losses as deferred tax assets. If the Group was able to recognize all unrecognized deferred tax assets, profit would be increased by RMB 5 million and RMB 4 million for years ended December 31, 2012 and 2011, respectively.

Accounting estimates on impairment of goodwill - The Group tests annually whether goodwill has been impaired. The recoverable amount of asset groups and groups of asset groups is the present value of the future cash flows expected to be derived from them. These calculations require use of estimates. If management revises the gross margin that is used in the calculation of the future cash flows of asset groups and groups of asset groups, and the revised gross margin is lower than the one currently used, the Group would need to recognize further impairment against goodwill, and property, plant and equipment. If management revises the pre-tax discount rate applied to the discounted cash flows, and the revised pre-tax discount rate is higher than the one currently applied, the Group would need to recognize further impairment against goodwill and property, plant and equipment. If the actual gross margin/pre-tax discount rate is higher/lower than management’s estimates, the impairment loss of goodwill previously provided for is not allowed to be reversed by the Group.

Product warranty - The Company accrues for warranty obligations for products sold based on management estimates, with support from the Company’s sales, engineering, quality and legal functions, of the amount that eventually will be required to settle such obligations. This accrual is based on several factors, including contractual arrangements, past experience, current claims, production changes, industry developments and various other considerations. Amounts accrued are based upon management’s best estimate of the amount that will ultimately be required to settle such claims. The carrying amounts of the provision of product warranty as of December 31, 2012 and 2011 and January 1, 2011 were RMB 26 million, RMB 10 million and RMB 12 million, respectively.

Notes to Consolidated Financial Statements
(RMB Millions)

7. Standards issued but not yet effective

The standards and interpretations that are issued but not yet effective up to the date of issuance of the Group’s financial statements are disclosed below. The Group intends to adopt these standards, if applicable, when they become effective.

Standard/Interpretation		Issued by IASB	Effective date	Expected effects
IFRS 1	First-time Adoption - Severe Hyperinflation and Removal of Fixed Dates for First-time Adopters	Dec. 20, 2010	Jan.1, 2013	No material effects
IFRS 1	Government Loans	Mar. 13, 2012	Jan.1, 2013	No material effects
IFRS 7	Financial Instruments: Disclosures - Offsetting Financial Assets and Financial Liabilities	Dec. 16, 2011	Jan.1, 2013	Enhanced disclosures on offsetting of financial instruments
IFRS 9	Financial Instruments: Classification and Measurement	Nov. 12, 2009 /Oct. 28, 2010	Jan.1, 2015	Changes accounting for fair value changes in financial instruments previously classified as available for sale
IFRS 10	Consolidated Financial Statements	May 12, 2011	Jan.1, 2013	No material changes
IFRS 11	Joint Arrangements	May 12, 2011	Jan.1, 2013	No material effects
IFRS 12	Disclosures of Interests in Other Entities	May 12, 2011	Jan.1, 2013	Enhanced disclosures on interests in other entities
	Transition Guidance on IFRS 10, IFRS 11, IFRS 12	June 28, 2012	Jan.1, 2013	No material changes
	Investment Entities (Amendments to IFRS 10, IFRS 12, IAS 27)	Oct. 31, 2012	Jan.1, 2014	No material effects
IFRS 13	Fair Value Measurement	May 12, 2011	Jan.1, 2013	Modification/enhanced disclosures on fair value measurement
IAS 1	Presentation of Financial Statements - Presentation of Other Comprehensive Income	June 16, 2011	Jul.1, 2012	Change in the presentation of other comprehensive income
IAS 12	Deferred Taxes - Recovery of Underlying Assets	Dec. 20, 2010	Jan.1, 2013	No material changes
IAS 19	Employee Benefits	June 16, 2011	Jan.1, 2013	Change in accounting and enhanced disclosures on employee benefits
IAS 27	Separate Financial Statements	May 12, 2011	Jan.1, 2013	No material effects
IAS 28	Investments in Associates and Joint Ventures	May 12, 2011	Jan.1, 2013	No material effects
IAS 32	Financial Instruments: Presentation - Offsetting Financial Assets and Liabilities	Dec. 16, 2011	Jan.1, 2014	No material changes
	Improvements to IFRS 2011	May 17, 2012	Jan.1, 2013	No material changes
IFRIC 20	Stripping Costs in the Production Phase of a Surface Mine	Oct. 19, 2011	Jan.1, 2013	No material effects

8. Business combinations and acquisition of non-controlling interests
Acquisitions in 2012 - Acquisition of Shanghai Yanfeng Johnson Industrial Co., Ltd.

On July 30, 2012, Shanghai Yanfeng Johnson Controls Seating Co., Ltd. (“Yanfeng Johnson Seating”), a 50.01% owned subsidiary of the Company, acquired 54.92% equity interest of Shanghai Yanfeng Johnson Industrial Co., Ltd. (“Yanfeng Johnson Industrial”) from Shanghai Yankang Auto Parts Co., Ltd., a third party shareholder, with a total of cash consideration of RMB 191 million. Yanfeng Johnson Seating originally owned 45.08% of voting shares of Yanfeng Johnson Industrial and accounted for the investment under equity method before the acquisition. Upon the completion of the acquisition, Yanfeng Johnson Seating owned 100% shareholding and 100% voting rights of Yanfeng Johnson Industrial and obtained control. Yanfeng Johnson Seating consolidated Yanfeng Johnson Industrial upon the acquisition. The purpose of the acquisition is to obtain the assets for the production of spare parts under seating business line.

The Company accounted the acquisition as step acquisition and measured the identifiable assets and liabilities of Yanfeng Johnson Industrial at fair value. The acquisition was a bargain purchase. A gain was recognized and measured as follows:

Cash paid	191
Fair value of previously held 45.08% equity interest	157
Total	348
Less: Fair value of the identifiable net assets obtained	(349)
Gain from bargain purchase	(1)

Notes to Consolidated Financial Statements
(RMB Millions)

The fair values of the identifiable assets and liabilities of Yanfeng Johnson Industrial as of the acquisition date are as follows:

Fair value recognized on the date of acquisition
Property, plant and equipment	152
Land use rights	176
Trade and other receivables	15
Cash and cash equivalents	7
350
Trade and other payables	(1)
Total identifiable net assets at fair value	349

The analysis of cash flow on the acquisition is as follows:

Consideration settled in cash	(191)
Cash and cash equivalents acquired with the subsidiary	7
Net cash outflow on acquisition	(184)

The group used certain valuation techniques and related assumptions to determine fair value of assets and liabilities of Yanfeng Johnson Industrial as of the acquisition date, as follows:

•	Property, plant and equipment are evaluated by the replacement cost method.

•	Land use rights are evaluated by the incremental cost approach.

•
The fair value of trade and other receivables is RMB 15 million. The gross amount of trade and other receivables is RMB 15 million. However, none of the trade and other receivables has been impaired and it is expected that the contractual amount can be collected.

•	The use of existing assets remains unchanged as the entity runs as a going-concern.

The revenue, net profit after tax and cash flows of Yanfeng Johnson Industrial for the periods from the acquisition date to December 31, 2012 and from January 1, 2012 to December 31, 2012 are as follows:

	Acquisition date to December 31, 2012	January 1, 2012 to December 31, 2012

Revenue	8	16
Net loss after tax	(2)	(1)

Investment income from re-measurement of the 45.08% equity interest held before the acquisition date:

Fair value of the previously held 45.08% equity interests	157
Less: carrying amount of the previously held 45.08% equity interest	(157)
Investment income	-

Transaction with non-controlling interest in 2012

In 2012, the Group entered into various equity transfer agreements with its non-controlling interest shareholder to dispose of portions of its shareholdings without losing control. Total consideration received was RMB 31 million. The fair value of the net identifiable assets disposed was RMB 30 million.

Acquisitions in 2011 - Acquisition of Chongqing Yanfeng Johnson Controls Automotive Components Co., Ltd.

On June 28, 2011, Yanfeng Johnson Seating, a subsidiary of the Company, acquired additional 20% interest in Chongqing Yanfeng Johnson Controls Automotive Components Co., Ltd. (“Chongqing Yanfeng Johnson”) for total cash consideration of RMB 169 million. Total percentage of ownership increased from 30% to 50%, of which 10% interest from Chongqing Boao Industrial Co., Ltd. and 10% interest from Johnson Controls Asia Holdings Limited, respectively. In accordance with the joint venture agreement, Yanfeng Johnson Seating owned 5 out of 8 members of the Board of Chongqing Yanfeng Johnson. Upon

Notes to Consolidated Financial Statements
(RMB Millions)

the completion of the acquisition, Yanfeng Johnson Seating obtained control of Chongqing Yanfeng Johnson through its voting right in the Board. Yanfeng Johnson Seating consolidated Chongqing Yanfeng Johnson upon the completion of the acquisition. The board of directors is the highest authority in Chongqing Yanfeng Johnson which decides on all significant matters, including Chongqing Yanfeng Johnson's annual budget, management appointment, and the profit distribution plan. The purpose of the acquisition was to obtain customer relationship and future business opportunity of Chongqing Yanfeng Johnson.

The fair values of the identifiable assets and liabilities of Chongqing Yanfeng Johnson as of the acquisition date are as follows:

Fair value recognized on the date of acquisition
Property, plant and equipment	90
Intangible assets	535
Inventories	62
Trade and other receivables	397
Cash and cash equivalents	175
Deferred tax assets	13
1,272

Trade and other payables	(618)
Deferred tax liabilities	(74)
Borrowings and others	(12)
(704)

Total identifiable net assets at fair value	568
Less: Non-controlling interests measured at fair value	(284)
Net assets acquired	284
Goodwill arising on acquisition	71
Fair value of previously held 30% equity interest	(186)
Purchase price	169

The analysis of cash flow on the acquisition is as follows:

Consideration settled in cash in 2011	(92)
Less: cash and cash equivalents acquired with the subsidiary	175
Net cash inflow in 2011	83

Consideration settled in cash in 2012	(77)

The group used certain valuation techniques and assumptions to determine fair value of assets and liabilities of Chongqing Yanfeng Johnson as of the acquisition date, such as:

•	Property, plant and equipment are evaluated by the replacement cost method.

•	Intangible assets are evaluated by the multi-period discounted cash flow approach.

•	The fair value of inventories and deferred tax assets and liabilities are the same as their carry amounts.

•	The fair value of trade and other receivables is RMB 397 million. None of the trade and other receivables have been impaired and it is expected that the contractual amount can be collected.

•
The goodwill of RMB 71 million is measured as the excess of the aggregated consideration transferred and fair value of previously held equity interests over the fair value of net identifiable assets acquired and liabilities assumed. Goodwill is allocated entirely to the seating segment.

•	The use of existing use of assets remains unchanged as the entity runs as a going-concern.

The fair value of the previously held 30% equity interest in Chongqing Yanfeng Johnson has been estimated by applying a discounted earnings approach. Chongqing Yanfeng Johnson is an unlisted company and therefore no market information is available. The fair value estimate is based on a discount rate of 16%; terminal value calculated based on a long-term sustainable growth rate for the industry of 2 % which has been used to determine income for the future years; and a lack of control discount of 20%.

Notes to Consolidated Financial Statements
(RMB Millions)

The revenue, net profit and cash flows of Chongqing Yanfeng Johnson for the period from the acquisition date to December 31, 2011 and from January 1, 2011 to December 31, 2011 are as follows:

	Acquisition date to December 31, 2011	January 1, 2011 to December 31, 2011

Revenue	651	1,501
Net (loss)/profit	(13)	239

Investment income from re-measurement of 30% equity interest held before the acquisition date:

Fair value of previously held 30% equity interest	186
Less: carrying amount of previously held 30% equity interest	(31)
Investment income	155

9. Joint ventures and associates

A summary of investments in joint ventures and associates is set out below:

	December 31	December 31	January 1
	2012	2011	2011

Joint ventures	660	744	477
Associates	235	164	171
	895	908	648

Investments in joint ventures

The following tables provide summarized financial information of the Group’s joint ventures.

	December 31 2012	December 31 2011	January 1 2011

Current assets	2,403	2,222	1,569
Non-current assets	1,027	978	635
Current liabilities	(2,072)	(1,636)	(1,213)
Non-current liabilities	(10)	(5)	(7)
Equity	1,348	1,559	984

	2012	2011

Revenue	4,821	4,428
Cost of sales	(3,727)	(3,439)
Selling, General and Administrative expense	(602)	(510)
Income tax expense	(71)	(60)
Profit attributable to the owners for the year	421	419

Notes to Consolidated Financial Statements
(RMB Millions)

Investments in Associates

The associates are all private entities that are not listed on any public exchanges. The following table provides summarized financial information of the Group’s associates.

	December 31 2012	December 31 2011	January 1 2011

Current assets	971	749	1,125
Non-current assets	481	407	403
Current liabilities	(850)	(720)	(1,039)
Non-current liabilities	(20)	(6)	(10)
Equity	582	430	479

	2012	2011

Revenue	1,410	1,400
Profit attributable to the owners for the year	89	125

10. Other operating income and expenses

	2012	2011
Other operating income:
Government grants	47	30
Investment income	1	155
Other	24	30
	72	215

	2012	2011
Other operating expenses:
Foreign currency	53	26
Claims	14	-
Loss on disposal of assets	9	14
Other	9	6
	85	46

11. Depreciation, amortization and costs of inventories

	2012	2011
Included in cost of sales:
Depreciation of property, plant and equipment	403	389
Amortization of intangible assets	22	12
Amortization of land use rights	3	3
Warranty provision	52	10
Cost of inventories	29,943	26,890
Operating lease expense	38	27

Included in administrative expenses:
Depreciation of property, plant and equipment	75	85
Amortization of intangible assets	185	117
Amortization of land use rights	6	1
Operating lease expense	46	29

Included in selling and distribution expenses:
Depreciation of property, plant and equipment	4	2

Notes to Consolidated Financial Statements
(RMB Millions)

12. Employee benefits expense

	2012	2011

Wages and salaries	1,661	1,155
Social security costs	503	379
Staff welfare and incentive funds	254	232
Others	172	131
	2,590	1,897

13. Income tax

Under the PRC Corporate Income Tax Law and the respective regulations, the corporate income tax for the Company, its subsidiaries and its jointly-controlled entities is calculated at rates ranging from 12% to 25%, on their estimated assessable profits for the year based on the existing legislation, interpretations and practices in respect thereof. As certain of the Company's subsidiaries and jointly-controlled entities are foreign investment enterprises, after obtaining authorization from the respective tax authorities, these subsidiaries and jointly-controlled entities are subject to a full corporate income tax exemption for the first two years and a 50% reduction in the succeeding three years, commencing from the first profitable year. After the implementation of the New Enterprise Income Tax Law from January 1, 2008, these subsidiaries and jointly-controlled entities will continue to enjoy the preferential income tax rate up to the end of the transition period, after which, the 25% standard rate applies. Profits tax for the state of Michigan has been provided at the rate of 40% on the estimated assessable profits during the year. The major components of income tax expense for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Current income tax:
Mainland China	543	476
United States of America	22	32
Deferred income tax	(95)	(97)
Total tax for the year	470	411

A reconciliation of the income tax expense applicable to profit before tax at the statutory rate for the jurisdictions in which the Company and its subsidiaries are domiciled to the income tax expense at the effective income tax rate for the year as follows:

	2012	2011
Profit before tax	3,072	2,973
Income tax expense at the statutory tax rate of 25%	768	743
Reconciling items:
Profits and losses attributable to associates and joint ventures	(36)	(45)
Tax concessions and preferential tax rates under specific tax programs	(287)	(294)
Expenses not deductible for tax purposes	25	7
Income tax expense at the Group's effective income tax rate	470	411

According to the application guidance enacted on the new enterprise income tax law, certain subsidiaries of the Group are eligible to receive a preferential tax rate under specific tax programs. Companies are entitled to receive a reduced tax rate , if certain criteria are met.

Effective January 1, 2008, in accordance with the new enterprise income tax law in the PRC, a 10% tax should be withheld from dividends paid out of profits earned after January 1, 2008 to foreign investors of PRC enterprises, as a non-resident enterprise. There are no income tax expenses incurred to the payment of dividends. The Group withheld the tax from dividends declared to its foreign investors. The Group continues to re-invest the undistributed profits accumulated after December 31, 2007.

Notes to Consolidated Financial Statements
(RMB Millions)

Deferred income tax relates to the following:

	Consolidated Statement of Financial Position			Consolidated Statement of Income
	December 31		January 1
	2012	2011	2011	2012	2011

Accrued expenses	266	221	130	(45)	(79)
Property, plant and equipment depreciation	18	17	21	(1)	2
Losses available to offset against future taxable income	17	4	1	(13)	(3)
Unrealized profits	20	15	14	(5)	(1)
Revaluation surplus upon acquisition of subsidiaries	(42)	(70)	(12)	(28)	(13)
Other	15	12	9	(3)	(3)
Deferred tax income				(95)	(97)
Net deferred tax assets	294	199	163

Deferred tax assets and liabilities are presented in the statement of financial position as follows:

	December 31		January 1
	2012	2011	2011

Deferred tax assets	351	284	183
Deferred tax liabilities	(57)	(85)	(20)
Deferred tax assets, net	294	199	163

Reconciliation of deferred tax assets, net is as follows:

	2012	2011

January 1	199	163
Income tax benefit	95	97
Deferred taxes acquired in business combinations	-	(61)
December 31	294	199

The Group has the below tax losses arising in Mainland China that will expire in one to five years for offsetting against future taxable profits. Deferred tax assets have not been recognized in respect of these losses as they have arisen in subsidiaries that have been loss-making for some time and it is not considered probable that taxable profits will be available against which the tax losses can be utilized.

	December 31 2012	December 31 2011	January 1 2011

Tax losses	138	118	107

Notes to Consolidated Financial Statements
(RMB Millions)

14. Property, plant and equipment

	Building	Machinery, tooling and equipment	Motor vehicle	Electronic and office equipment	Leasehold improvement	Others	Construction in progress	Total
Cost or valuation:
January 1, 2011	966	2,381	35	295	121	174	277	4,249
Additions	1	136	1	20	13	6	644	821
Acquisition of a subsidiary	-	46	-	4	-	-	40	90
Transfers from construction in progress	38	456	6	48	58	3	(609)	-
Disposals	-	(98)	(3)	(52)	(28)	(5)	(7)	(193)
December 31, 2011	1,005	2,921	39	315	164	178	345	4,967
Additions	1	62	-	4	49	4	1,502	1,622
Acquisition of a subsidiary	152	-	-	-	-	-	-	152
Transfers from construction in progress	391	607	8	70	33	15	(1,124)	-
Disposals	(12)	(222)	(5)	(31)	(16)	(10)	-	(296)
December 31, 2012	1,537	3,368	42	358	230	187	723	6,445

	Building	Machinery, tooling and equipment	Motor vehicle	Electronic and office equipment	Leasehold improvement	Others	Construction in progress	Total
Accumulated depreciation:
January 1, 2011	(316)	(1,333)	(19)	(209)	(46)	(113)	-	(2,036)
Depreciation charge for the year	(47)	(333)	(6)	(52)	(22)	(16)	-	(476)
Disposals	-	62	2	47	5	1	-	117
December 31, 2011	(363)	(1,604)	(23)	(214)	(63)	(128)	-	(2,395)
Depreciation charge for the year	(59)	(315)	(6)	(41)	(33)	(28)	-	(482)
Disposals	1	123	3	18	6	3	-	154
December 31, 2012	(421)	(1,796)	(26)	(237)	(90)	(153)	-	(2,723)

	Building	Machinery, tooling and equipment	Motor vehicle	Electronic and office equipment	Leasehold improvement	Others	Construction in progress	Total
Net book value:
December 31, 2012	1,116	1,572	16	121	140	34	723	3,722
December 31, 2011	642	1,317	16	101	101	50	345	2,572
January 1, 2011	650	1,048	16	86	75	61	277	2,213

Notes to Consolidated Financial Statements
(RMB Millions)

15. Intangible assets

	Software	Patents	Customer relationships	Technology	Total

Cost:
January 1, 2011	48	25	137	5	215
Additions	11	2	-	-	13
Acquisition of a subsidiary	1	-	534	-	535
Disposals	-	(3)	(31)	-	(34)
December 31, 2011	60	24	640	5	729
Additions	28	-	-	-	28
December 31, 2012	88	24	640	5	757

Accumulated amortization:
January 1, 2011	(42)	(15)	(66)	(2)	(125)
Amortization	(6)	(2)	(120)	(1)	(129)
Disposals	-	2	20	-	22
December 31, 2011	(48)	(15)	(166)	(3)	(232)
Amortization	(8)	(1)	(196)	(2)	(207)
December 31, 2012	(56)	(16)	(362)	(5)	(439)

Net book value:
December 31, 2012	32	8	278	-	318
December 31, 2011	12	9	474	2	497
January 1, 2011	6	10	71	3	90

16. Interest-bearing loans and borrowings

Type	Currency	December 31 2012	December 31 2011	January 1 2011

Secured	USD	67	58	62
	RMB	65	58	-

Unsecured	USD	50	56	56
	RMB	337	250	175
	JPY	-	5	20
		519	427	313

All borrowings are due within one year. The weighted average interest rate of short-term borrowings in 2012 was 5.26% per annum (2011 - 4.80%, 2010 - 4.54%). Certain bank borrowings are secured by the pledge of below assets.

	December 31 2012	December 31 2011	January 1 2011

Bank deposit	67	58	-
Trade receivables	78	64	71

Notes to Consolidated Financial Statements
(RMB Millions)

17. Goodwill
Goodwill was RMB 72 million as of December 31, 2012 and 2011 and was RMB 1 million at January 1, 2011. Goodwill allocated to the asset groups and groups of asset groups is summarized by operating segments as follows:

	December 31 2012	December 31 2011	January 1 2011
Interior trim business	1	1	1
Seating business	71	71	-
	72	72	1

The RMB 71 million carrying amount of goodwill on the Seating business arose from the acquisition of the business of Chongqing Yanfeng Johnson Controls Automotive Components Co., Ltd. during 2011.

The Group performed its annual impairment test at December 31, 2012 and 2011. The Group considers the relationship between its recoverable amount of each operating segment and its book value, among other factors, when reviewing for indicators of impairment. The recoverable amount of asset groups and groups of asset groups is calculated using the estimated cash flows determined according to the five-year budget approved by management. The cash flows beyond the five-year period are calculated based on the estimated growth rates. The following assumptions are used to assess the recoverable amount of each asset group and group of asset groups within the corresponding operating segment.

The main assumptions applied in calculating discounted future cash flows for both the Interior trim and Seating businesses included a weighted average growth rate of 8.6% consistent with industry reports related to long-term gross domestic product growth rate of China and which does not exceed the long-term average growth rates of each product; a gross margin rate of 19.3% based on past experience and forecast on future market development; and a discount rate of 15% representing the pre-tax interest rate that is able to reflect the risks specific to the related asset groups and groups of asset groups.

With regard to the assessment of value in use of the operating segment unit, management believes that no reasonably possible change in any of the above key assumptions would cause the recoverable amount to materially fall below the carrying value of the unit.

18. Trade and other receivables

	December 31 2012	December 31 2011	January 1 2011
Trade receivables	3,237	2,816	2,556
Notes receivable	1,453	1,326	1,298
Advances to suppliers	195	147	179
Receivables from related parties	3,428	2,391	2,134
Other receivables	527	393	296
	8,840	7,073	6,463

The Group's trading terms with its customers are mainly on credit. The Group usually grants 45 days credit terms to its customers. The Group seeks to maintain strict control over its outstanding receivables and closely monitors them to minimize credit risk. The carrying amounts of trade receivables approximate to their fair value. Certain trade receivables were pledged for bank borrowings of the Group.

See below for the movements in the provision for impairment of receivables.

	2012	2011

January 1	33	32
Amounts expensed	1	2
Amounts reversed	(1)	(1)
December 31	33	33

Notes to Consolidated Financial Statements
(RMB Millions)

The aging analysis of trade receivables is as follows:

	Total	< 1 year	1 year to 2 years	2 years to 3 years	> 3 years

December 31, 2012	3,237	3,183	47	3	4
December 31, 2011	2,816	2,797	14	3	2
January 1, 2011	2,556	2,546	5	5	-

19. Cash and cash equivalents
Cash and cash equivalents are comprised of the following:

	December 31		January 1
	2012	2011	2011

Cash at banks and on hand	5,134	5,384	2,506
Time deposits	1,804	1,631	2,489
Less: restricted cash	(381)	(323)	(164)
	6,557	6,692	4,831

Cash at banks earns interest at floating rates based on daily bank deposit rates. Time deposits are made for varying periods of time depending on the immediate cash requirements of the Group, and earn interest at the respective time deposit rates. The bank balances are deposited with credit worthy banks with no recent history of default. The Group recorded finance income from interest on time deposits of RMB 110 million and RMB 81 million for the years ended December 31, 2012 and 2011, respectively.

20. Restricted cash

	December 31 2012	December 31 2011	January 1 2011

Pledged for notes payable	302	240	164
Pledged for bank borrowing	67	58	-
Pledged for letters of credit	12	25	-
	381	323	164

21. Trade and other payables

	December 31 2012	December 31 2011	January 1 2011

Accounts payable	7,594	6,720	6,253
Notes payable	1,339	1,385	1,258
Payables to related parties	1,225	657	515
Other payables	3,592	2,921	2,086
	13,750	11,683	10,112

Notes payable are used for settlement of the Group's accounts payable to suppliers and represent short-term notes payable issued by financial institutions that entitle the holder to receive the face amount from the issuing financial institutions at maturity, which is six months from the date of issuance. Certain notes payable were secured by the Group's cash deposits restricted for use.

Notes to Consolidated Financial Statements
(RMB Millions)

22. Other reserves

	December 31 2011	Increase	Decrease	December 31 2012

Statutory reserve fund	531	116	(38)	609
Contributed surplus	5	-	-	5
Capital reserve	79	-	-	79
Foreign exchange reserve	(6)	-	-	(6)
	609	116	(38)	687

	January 1 2011	Increase	Decrease	December 31 2011

Statutory reserve fund	403	128	-	531
Contributed surplus	5	-	-	5
Capital reserve	79	-	-	79
Foreign exchange reserve	(2)	(4)	-	(6)
	485	124	-	609

In accordance with the Company Law of the PRC and the respective articles of association of the PRC group companies, the subsidiaries of the Group that are domiciled in Mainland China are required to allocate 10% of their profit after tax, as determined in accordance with the PRC Accounting Regulations, to the statutory surplus reserve (the “SSR”) until such reserve reaches 50% of their respective registered capital.

In addition, certain of the PRC group companies are foreign investment enterprises which are not subject to the SSR allocation. According to the relevant PRC regulations applicable to foreign investment enterprises, each of these subsidiaries is required to allocate a certain portion (not less than 10%) of its profit after tax, as determined in accordance with the PRC Accounting Regulations, to the statutory reserve fund until such reserve reaches 50% of its registered capital.

The contributed surplus of the Group represent the difference between the capital and the paid-in capital.

Capital reserve represents the additional contribution made by the shareholders of the Company's subsidiaries and, in the case of acquisition of an additional non-controlling interest of a subsidiary, the difference between the cost of acquisition and the book value of the non-controlling interest acquired.

23. Related party disclosures

The financial statements include the financial statements of the Group and the subsidiaries listed in the following table:

		Percentage equity interest
Name	Place of registration	December 31		January 1
		2012	2011	2011
Subsidiaries:
Shanghai Yanfeng Johnson Controls Seating Co., Ltd.#	Shanghai	50.01%	50.01%	50.01%
Yanfeng Visteon Automotive Electronics (Shanghai) Co., Ltd.#	Shanghai	60.00%	60.00%	60.00%
Yanfeng Visteon (Beijing) Automotive Trim Systems Co., Ltd.#	Beijing	75.00%	75.00%	75.00%
Yanfeng Visteon (Chongqing) Automotive Trim Systems Co., Ltd.#	Chongqing	99.00%	99.00%	99.00%
Shanghai Jixiang Automobile Roof Trimming Co., Ltd.	Shanghai	100.00%	100.00%	100.00%
Nantong Yanfeng Johnson Control Seating Trim Co., Ltd.	Nantong	75.00%	75.00%	75.00%
Guangzhou Dongfeng Johnson Controls Automotive Seating Co., Ltd.*	Guangzhou	50.00%	50.00%	50.00%
Jiangsu Toppower Automotive Electronics Co., Ltd.	Xuzhou	58.44%	58.44%	58.44%
Changchun FAW Xugang Electronics Co., Ltd.	Changchun	65.00%	65.00%	65.00%
Yanfeng Visteon Automotive Tooling Co., Ltd.*#	Shanghai	50.00%	50.00%	50.00%
Yanfeng Visteon Betung Automotive Instrumentation Co., Ltd.	Shaoxing	81.85%	81.85%	81.85%
Zhejiang Shaohong Instrument Co., Ltd.	Shaoxing	81.85%	81.85%	81.85%

Notes to Consolidated Financial Statements
(RMB Millions)

23. Related party disclosures (continued):

		Percentage equity interest
Name	Place of registration	December 31		January 1
		2012	2011	2011
Subsidiaries:
Yanfeng Visteon Jinqiao Automotive Trim Systems Co., Ltd.#	Shanghai	75.00%	75.00%	75.00%
Wuhan Johnson Controls Yunhe Automotive Seating Co., Ltd.	Wuhan	60.00%	60.00%	60.00%
Wuhu Johnson Controls Yunhe Automotive Seating Co., Ltd.*	Wuhu	45.00%	75.00%	75.00%
Hefei Johnson Controls Yunhe Automotive Seating Co., Ltd.*	Hefei	33.00%	55.00%	55.00%
Yanfeng Visteon (Hefei) Automotive Trim Systems Co., Ltd.#	Hefei	80.00%	80.00%	80.00%
Shenyang Yanfeng Johnson Controls Seating Co., Ltd.	Shenyang	100.00%	100.00%	100.00%
Yantai Yanfeng Johnson Controls Seating Co., Ltd.	Yantai	100.00%	100.00%	100.00%
Zhejiang Johnson Controls Heda Automotive Seating Co., Ltd.*	Taizhou	42.00%	70.00%	70.00%
Shanghai Jiqiang Automotive Parts Systems Co., Ltd.#	Shanghai	51.00%	51.00%	51.00%
Shanghai Johnson Automotive Parts Systems Co., Ltd.	Shanghai	55.00%	55.00%	55.00%
Yanfeng Visteon (Yantai) Automotive Trim Systems Co., Ltd.	Yantai	100.00%	100.00%	100.00%
Nanjing Yanfeng Johnson Controls Seating Co., Ltd.	Nanjing	60.00%	60.00%	60.00%
Shanghai Yanfeng Johnson Controls Anting Seating Co., Ltd.	Shanghai	100.00%	100.00%	100.00%
Nanjing Yanfeng Johnson Controls Seating Parts Co., Ltd.	Nanjing	100.00%	100.00%	100.00%
Baoding Yanfeng Johnson Controls Seating Co., Ltd.*	Baoding	50.00%	50.00%	50.00%
Yanfeng Visteon (Shanghai) Automotive Cockpit System Co., Ltd.#	Shanghai	100.00%	100.00%	100.00%
Yanfeng Visteon (Nanjing) Automotive Trim Systems Co., Ltd.#	Nanjing	80.00%	80.00%	80.00%
Nanjing Donghua Yanfeng Visteon Automotive Parts Systems Co., Ltd.#	Nanjing	51.00%	51.00%	51.00%
Yanfeng USA Automotive Trim Systems, Inc.	Michigan	100.00%	100.00%	100.00%
Yanfeng Visteon Zhejiang Automotive Interior Trim Systems Co., Ltd.#	Ningbo	60.00%	60.00%	-
Zhejiang Yanjiang Sanjing Automotive Parts Systems Co., Ltd.	Ningbo	55.00%	55.00%	-
Dalian Yanfeng Johnson Controls Seating Parts Co., Ltd.*	Dalian	50.00%	50.00%	-
Yanfeng Visteon Liuzhou Automotive Trim Systems Co., Ltd.	Liuzhou	100.00%	100.00%	-
Liuzhou Yanfeng Johnson Controls Seating Co., Ltd.	Liuzhou	100.00%	100.00%	-
Yanfeng Visteon Yizheng Automotive Trim Systems Co., Ltd.#	Yangzhou	100.00%	100.00%	-
Yizheng Yanfeng Johnson Controls Seating Co., Ltd.	Yangzhou	100.00%	100.00%	-
Yanfeng Visteon Electronic Technology (Shanghai) Co., Ltd.	Shanghai	100.00%	100.00%	-
Chongqing Yanfeng Johnson Controls Automotive Components Co. Ltd.*	Chongqing	50.00%	50.00%	-
Shanghai Yanfeng Johnson Industrial Co., Ltd.	Shanghai	100.00%	-	-
Yanfeng Visteon (Shenyang) Automotive Trim Systems Co., Ltd.#	Shenyang	100.00%	-	-
Yanfeng Visteon (Ningbo) Automotive Trim Systems Co., Ltd.#	Ningbo	100.00%	-	-
Guangzhou Yanfeng Johnson Controls Seating Parts Co., Ltd	Guangzhou	100.00%	-	-
Chongqing Yanfeng Boao Auto Parts Co., Ltd.	Chongqing	-	-	60.00%
* The Group consolidates these entities for which the Group does not own more than 50% of equity interest in them.  The basis of consolidation is derived from either 1) the Group's majority representation in an entity's board of directors, which has authority to govern the entity's finance and operation activities; or 2) certain shareholders of entities contractually and irrecoverably assign their voting rights to the Group, providing the Group with more than 50% voting rights in the board of directors, which have authority to govern the entities' finance and operation activities.
# These subsidiaries are directly owned by the Company; others are indirectly owned.
The following table provides the total amount of transactions that have been entered into with related parties in the relevant financial years:

	Sales to related parties	Purchase from related parties	Amounts owed by related parties	Amounts owed to related parties
Joint ventures:
For the year of 2012	140	257	53	45
For the year of 2011	165	251	57	66
As of January 1, 2011			21	55

Notes to Consolidated Financial Statements
(RMB Millions)

23. Related party disclosures (continued):

	Sales to related parties	Purchase from related parties	Amounts owed by related parties	Amounts owed to related parties
Associates:
For the year of 2012	13	-	1	3
For the year of 2011	41	-	4	-
As of January 1, 2011			-	-

HUAYU:
For the year of 2012	-	-	-	120
For the year of 2011	-	-	-	-
As of January 1, 2011			-	-

Subsidiaries of HUAYU:
For the year of 2012	-	11	-	3
For the year of 2011	-	12	-	6
As of January 1, 2011			-	51

Joint ventures of HUAYU:
For the year of 2012	-	588	-	158
For the year of 2011	-	526	-	109
As of January 1, 2011			-	46

Associates of HUAYU:
For the year of 2012	-	537	-	118
For the year of 2011	-	284	-	141
As of January 1, 2011			-	4

SAIC:
For the year of 2012	856	114	189	-
For the year of 2011	731	-	203	-
As of January 1, 2011			206	35

Subsidiaries of SAIC:
For the year of 2012	1,225	125	196	53
For the year of 2011	624	134	190	15
As of January 1, 2011			41	58

Joint ventures of SAIC:
For the year of 2012	23,533	4,014	2,669	718
For the year of 2011	22,170	2,461	1,743	320
As of January 1, 2011			1,716	252

Associates of SAIC:
For the year of 2012	-	30	-	2
For the year of 2011	-	-	-	-
As of January 1, 2011			-	-

Subsidiaries of VIHI:
For the year of 2012	1,109	-	318	5
For the year of 2011	462	19	194	-
As of January 1, 2011			150	14

Notes to Consolidated Financial Statements
(RMB Millions)

23. Related party disclosures (continued):

	As of and for the year ended		As of
	December 31 2012	December 31 2011	January 1 2011
Loan to joint ventures:
Interest received	-	-
Amount owed by related party	2	-	-

Loan from subsidiary of SAIC:
Interest paid	6	5
Amount owed to related party	120	95	95

The commitments in relation to related parties contracted for but not yet necessary to be recognized on the balance sheet by the Group as at the balance sheet dates are as follows:

	Purchase of goods	Sale of goods	Rental Expense	Rental Income
December 31, 2012	-	-	40	17
December 31, 2011	-	-	29	16
January 1, 2011	151	225	6	14

Key management remuneration - The compensation of key management personnel of the Group for 2012 and 2011 is RMB 6 million (USD 0.9 million) per year.

24. Commitments

Operating lease commitments (Group as lessee) are as follows:

	December 31		January 1
	2012	2011	2011

Within one year	85	111	139
After one year but not more than three years	112	179	211
More than three years	314	340	265
	511	630	615

Capital expenditure contracted for by the Group at the end of the reporting period but are not yet necessary to be recognized on the balance sheet is as follows:

	December 31		January 1
	2012	2011	2011

Buildings, machinery and equipment	308	135	88

25. Fair value and fair value hierarchy

The Group uses the following hierarchy for determining and disclosing the fair values of financial instruments:

•	Level 1: fair values measured based on quoted prices (unadjusted) in active markets for identical assets or liabilities .

•	Level 2: fair values measured based on valuation techniques for which all inputs which have a significant effect on the recorded fair value are observable, either directly or indirectly.

•
Level 3: fair values measured based on valuation techniques for which any inputs which have a significant effect on the recorded fair value are not based on observable market data (unobservable inputs).

The fair value of cash and cash equivalents, trade receivables, trade payables, financial assets included in prepayments, deposits and other receivables, financial liabilities included in other payables, deposits received and accruals, amounts due from/to related parties approximate to their carrying amounts largely due to the short term maturities of these instruments. The fair value of interest-bearing bank borrowings have been calculated by discounting the expected future cash flows using rates

Notes to Consolidated Financial Statements
(RMB Millions)

currently available for instruments on similar terms, credit risk and remaining maturities. The fair value of interest bearing bank borrowings approximate to their carrying amount as the interest rate in contracts are close to market rate. The Company has no material financial instruments to be disclosed according to the fair value hierarchy.

26. Financial risk management objectives and policies

The Group's activities expose it to a variety of financial risks: market risk, credit risk and liquidity risk. The Group's overall risk management programmer focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects on the Group's financial performance.

Market risk - Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices. Market prices comprise two types of risk: interest rate risk and foreign currency risk. Financial instruments affected by market risk include loans and borrowings and deposits. The sensitivity analysis in the following sections relate to the position as at December 31, 2012 and 2011.

Interest rate risk - The Group’s income and operating cash flows are substantially independent of changes in market interest rates as the Group has no significant interest-bearing assets other than its bank deposits. The Group’s exposure to interest rate risk arises mainly from borrowings. Borrowings at variable rates expose the Group to cash flow interest-rate risk. Bank deposits and borrowings at fixed rates expose the Group to fair value interest-rate risk. The Group has not hedged its cash flow and fair value interest rate risk.

Foreign currency exchange rate risk - The Group’s major operational activities are carried out in Mainland China and a majority of the transactions are denominated in RMB. The Group is exposed to foreign exchange risk arising from the recognized assets and liabilities, and future transactions denominated in foreign currencies, primarily with respect to US dollars. The Group’s finance department at its headquarters is responsible for monitoring the amount of assets and liabilities and transactions denominated in foreign currencies to minimize the foreign exchange risk. Therefore, the Group may consider entering into forward exchange contracts or currency swap contracts to mitigate the foreign exchange risk.

Foreign currency exchange rate sensitivity - The following table demonstrates the sensitivity to a reasonably possible change in the US dollar exchange rate, with all other variables held constant, of the Group’s profit before tax (due to changes in the fair value of monetary assets and liabilities including non-designated foreign currency derivatives). The Group’s exposure to foreign currency changes for all other currencies is not material.

	Change in US$ rate	Effect on profit before tax	Effect on equity

2012	+/- 10%	-/+ RMB 95	+/- RMB 12
2011	+/- 10%	-/+ RMB 72	+/- RMB 7

Credit risk - Credit risk is managed on a Group basis. Credit risk mainly arises from cash at bank and bank deposits, accounts receivable, other receivables, notes receivable etc. The Group expects that there is no significant credit risk associated with cash at bank since they are deposited at state-owned banks and other medium or large size listed banks. Management does not expect that there will be any significant losses from non-performance by these counterparties. In addition, the Group has policies to limit the credit exposure on accounts receivable, other receivables and notes receivable. The Group assesses the credit quality of and sets credit limits on its customers by taking into account their financial position, the availability of guarantee from third parties, their credit history and other factors such as current market conditions. The credit history of the customers is regularly monitored by the Group. In respect of customers with a poor credit history, the Group will use written payment reminders, or shorten or cancel credit periods, to ensure the overall credit risk of the Group is limited to a controllable extent.

Capital management - Capital includes equity attributable to the equity holders of the parent. The primary objective of the Group’s capital management is to ensure that it maintains a strong credit rating and healthy capital ratios in order to support its business and maximize shareholder value. The Group manages its capital structure and makes adjustments to it in light of changes in economic conditions. To maintain or adjust the capital structure, the Group may adjust the dividend payment to shareholders, return capital to shareholders or issue new shares. No changes were made in the objectives, policies or processes for managing capital during the years ended December 31, 2012 and 2011. The Group monitors capital using a gearing ratio, which is net debt divided by total capital plus net debt. The Group’s policy is to keep the gearing ratio between 5% and 10%. The Group includes within net debt, interest bearing loans and borrowings, trade and other payables, less cash and cash equivalents.

Notes to Consolidated Financial Statements
(RMB Millions)

Liquidity risk - Cash flow forecasting is performed by each subsidiary of the Group and aggregated by the Group’s finance department in its headquarters. The Group’s finance department at its headquarters monitors rolling forecasts of the Group's short-term and long-term liquidity requirements to ensure it has sufficient cash and securities that are readily convertible to cash to meet operational needs, while maintaining sufficient headroom on its undrawn committed borrowing facilities from major financial institutions so that the Group does not breach borrowing limits or covenants on any of its borrowing facilities to meet the short-term and long-term liquidity requirements.

The table below summarizes the maturity profile of the Group’s financial liabilities based on contractual undiscounted payments.

	Within 1 year	1 to 5 years	>5 years	Total
December 31, 2012
Interest-bearing loans and borrowings	519	-	-	519
Trade and other payables	13,750	-	-	13,750
Other liabilities	186	-	-	186
	14,455	-	-	14,455
December 31, 2011
Interest-bearing loans and borrowings	427	-	-	427
Trade and other payables	11,683	-	-	11,683
Other liabilities	208	-	-	208
	12,318	-	-	12,318
January 1, 2011
Interest-bearing loans and borrowings	313	-	-	313
Trade and other payables	10,112	-	-	10,112
Other liabilities	151	-	-	151
	10,576	-	-	10,576

27. Subsequent events

In June 2013, the Company acquired additional shares of an existing associate and shares of a company which is an associate of this existing associate for consideration of approximately RMB 270 million. Both investments are accounted for under equity method.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Michael J. Widgren
Michael J. Widgren
Vice President, Corporate Controller and Chief Accounting Officer

Date: June 28, 2013

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

Exhibit No.	Description
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
10.17.1
Schedule identifying substantially identical agreements to Executive Retiree Health Care Agreement constituting Exhibit 10.17 hereto entered into by Visteon with Mr. Stebbins (incorporated by reference to Exhibit 10.17.1 to the Annual Report on Form 10-K of Visteon Corporation filed on February 28, 2013).*

10.18
Employment Agreement, dated October 1, 2010, by and between Visteon Corporation and Donald J. Stebbins (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K of Visteon Corporation filed on October 1, 2010 (File No. 001-15827)).*

10.19
Employment Agreement, dated as of December 12, 2011, between Visteon Engineering Services Ltd. and Robert C. Pallash (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on May 2, 2012).*

10.20
P.R. China Employment Agreement, dated as of December 12, 2011, between Visteon Asia Pacific, Inc. and Robert C. Pallash (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on May 2, 2012).*

10.21
Letter Agreement, dated August 10, 2012, relating to the appointment of Timothy D. Leuliette as Interim Chairman of the Board, Interim Chief Executive Officer and Interim President (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on August 13, 2012).*

10.22
Employment Agreement by and between Timothy D. Leuliette and Visteon Corporation, dated as of September 30, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.23
Separation Agreement by and between Donald J. Stebbins and Visteon Corporation, dated as of August 10, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on August 13, 2012).*

10.24
Separation Agreement by and between Martin E. Welch III and Visteon Corporation, dated as of October 3, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on October 4, 2012).*

10.25
Change in Control Agreement by and between Timothy D. Leuliette and Visteon Corporation, dated as of September 30, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.26
Form of Change in Control Agreement between Visteon Corporation and executive officers of Visteon Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*

10.26.1
Schedule identifying substantially identical agreements to Officer Change in Control Agreement constituting Exhibit 10.26 hereto entered into by Visteon Corporation with Messrs. Pallash, Meszaros, Sharnas, Shull, Stafeil and Widgren and Ms. Greenway. (incorporated by reference to Exhibit 10.26.1 to the Annual Report on Form 10-K of Visteon Corporation filed on February 28, 2013)*

10.27
Change in Control Agreement, effective as of October 17, 2011, between Visteon Corporation and Martin E. Welch III (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on November 3, 2011 (File No. 001-15827)).*

10.28
Master Share Purchase Agreement, dated as of January 11, 2013, by and among Visteon Corporation, certain subsidiaries of Visteon Corporation, and Halla Climate Control Corporation (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon Corporation filed on February 28, 2013).

12.1	Statement re: Computation of Ratios (incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K of Visteon Corporation filed on February 28, 2013).
14.1	Visteon Corporation - Ethics and Integrity Policy (code of business conduct and ethics) (incorporated by reference to Exhibit 14.1 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008).
21.1	Subsidiaries of Visteon Corporation (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K of Visteon Corporation filed on February 28, 2013).
23.1
Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23.1to the Annual Report on Form 10-K of Visteon Corporation filed on February 28, 2013).

Exhibit No.	Description
23.2
Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP (incorporated by reference to Exhibit 23.2 to the Annual Report on Form 10-K of Visteon Corporation filed on February 28, 2013).

23.3	Consent of Independent Auditors, Ernst & Young Hua Ming LLP.#
24.1
Powers of Attorney relating to execution of this Annual Report on Form 10-K (incorporated by reference to Exhibit 24.1 to the Annual Report on Form 10-K of Visteon Corporation filed on February 28, 2013).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated June 28, 2013.#
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated June 28, 2013.#
32.1	Section 1350 Certification of Chief Executive Officer dated June 28, 2013.#
32.2	Section 1350 Certification of Chief Financial Officer dated June 28, 2013.#

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

#	Indicates that exhibit is filed herewith.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.