Form 10-Q
period 2013-06-30
VISTEON CORP
filed 2013-08-08
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013,
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
Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company  __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of July 31, 2013, the registrant had outstanding 50,044,729 shares of common stock.
Exhibit index located on page number 51.

PART I
FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012

Sales	$1,892	$1,693	$3,748	$3,410
Cost of sales	1,707	1,565	3,409	3,148
Gross margin	185	128	339	262
Selling, general and administrative expenses	91	87	177	178
Equity in net income of non-consolidated affiliates	42	103	86	145
Interest expense	11	10	24	22
Interest income	2	4	5	7
Restructuring and other expenses	2	11	38	74
Income from continuing operations before income taxes	125	127	191	140
Provision for income taxes	39	42	21	69
Income from continuing operations	86	85	170	71
(Loss) income from discontinued operations, net of tax	—	(1)	—	2
Net income	86	84	170	73
Net income attributable to non-controlling interests	21	9	36	27
Net income attributable to Visteon Corporation	$65	$75	$134	$46

Basic earnings (loss) per share:
Continuing operations	$1.30	$1.43	$2.64	$0.83
Discontinued operations	—	(0.02)	—	0.04
Basic earnings per share attributable to Visteon Corporation	$1.30	$1.41	$2.64	$0.87
Diluted earnings (loss) per share:
Continuing operations	$1.29	$1.42	$2.61	$0.82
Discontinued operations	—	(0.02)	—	0.04
Diluted earnings per share attributable to Visteon Corporation	$1.29	$1.40	$2.61	$0.86

Comprehensive income:
Comprehensive income	$50	$31	$90	$67
Comprehensive income attributable to Visteon Corporation	$38	$29	$79	$40

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)
(Unaudited)

	June 30	December 31
	2013	2012

ASSETS
Cash and equivalents	$983	$825
Restricted cash	25	20
Accounts receivable, net	1,206	1,162
Inventories	415	385
Other current assets	313	271
Total current assets	2,942	2,663

Property and equipment, net	1,274	1,326
Equity in net assets of non-consolidated affiliates	790	756
Intangible assets, net	298	332
Other non-current assets	118	79
Total assets	$5,422	$5,156

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$129	$96
Accounts payable	1,174	1,027
Accrued employee liabilities	189	175
Other current liabilities	258	254
Total current liabilities	1,750	1,552

Long-term debt	670	473
Employee benefits	559	571
Deferred tax liabilities	180	181
Other non-current liabilities	166	238

Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding at June 30, 2013 and December 31, 2012)	—	—
Common stock (par value $0.01, 250 million shares authorized, 54 million shares issued, 50 million and 52 million shares outstanding at June 30, 2013 and December 31, 2012, respectively)	1	1
Stock warrants	6	10
Additional paid-in capital	1,287	1,269
Retained earnings	400	266
Accumulated other comprehensive loss	(145)	(90)
Treasury stock	(197)	(71)
Total Visteon Corporation stockholders’ equity	1,352	1,385
Non-controlling interests	745	756
Total equity	2,097	2,141
Total liabilities and equity	$5,422	$5,156

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	June 30
	2013	2012

OPERATING
Net income	$170	$73
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	132	132
Equity in net income of non-consolidated affiliates, net of dividends remitted	(82)	(134)
Stock-based compensation	11	13
Other non-cash items	(5)	29
Changes in assets and liabilities:
Accounts receivable	(87)	(91)
Inventories	(43)	(32)
Accounts payable	183	64
Accrued income taxes	(56)	3
Other assets and other liabilities	(65)	(50)
Net cash provided from operating activities	158	7

INVESTING
Capital expenditures	(114)	(102)
Proceeds from business divestitures and asset sales	39	80
Other	—	(2)
Net cash used by investing activities	(75)	(24)

FINANCING
Proceeds from issuance of debt, net of issuance costs	204	2
Short-term debt, net	43	4
Principal payments on debt	(5)	(4)
Payments to repurchase common stock	(125)	—
Dividends paid to non-controlling interests	(22)	(22)
Other	1	—
Net cash provided from (used by) financing activities	96	(20)
Effect of exchange rate changes on cash and equivalents	(21)	(5)
Net increase (decrease) in cash and equivalents	158	(42)
Cash and equivalents at beginning of period	825	723
Cash and equivalents at end of period	$983	$681

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

Discontinued Operations: On August 1, 2012, the Company completed the sale of its Lighting operations for proceeds of approximately $70 million. The Company recorded impairment charges principally related to property and equipment of approximately $11 million and $13 million in the three-month and six-month periods ended June 30, 2012. The results of operations of the Lighting business have been classified to (Loss) income from discontinued operations, net of tax in the Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended June 30, 2012. Discontinued operations are summarized as follows:

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
	(Dollars in Millions)
Sales	$126	$265
Cost of sales	113	236
Gross margin	13	29
Selling, general and administrative expenses	3	6
Asset impairments	11	13
Interest expense	1	1
Other expense	1	3
(Loss) income from discontinued operations before income taxes	(3)	6
(Benefit) provision for income taxes	(2)	4
(Loss) Income from discontinued operations, net of tax	$(1)	$2

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $10 million collateral for the Letter of Credit Facility with US Bank National Association, and $15 million related to cash collateral for other corporate purposes at June 30, 2013.

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

NOTE 2. Non-Consolidated Affiliates

The Company recorded equity in net income of non-consolidated affiliates of $42 million and $103 million for the three-month periods ended June 30, 2013 and 2012, respectively. For the six-month periods ended June 30, 2013 and 2012, the Company recorded $86 million and $145 million, respectively. Equity in net income of non-consolidated affiliates for the three and six month periods ended June 30, 2012 includes $63 million representing Visteon's equity interest in a non-cash gain recorded by Yanfeng Visteon Automotive Trim Systems Co., Ltd. ("Yanfeng"), a 50% owned non-consolidated affiliate of the Company. The gain resulted from the excess of fair value over carrying value of a former equity investee of Yanfeng that was consolidated effective June 1, 2012 pursuant to changes in the underlying joint venture agreement. The fair value was based on estimates of enterprise value determined using certain financial analysis methodologies including the discounted cash flow analysis. The fair value measurement is classified within level 3 of the fair value hierarchy.

The Company had $790 million and $756 million of equity in the net assets of non-consolidated affiliates at June 30, 2013 and December 31, 2012, respectively. The following table presents summarized financial data for the Company’s non-consolidated affiliates, including Yanfeng, which is considered a significant non-consolidated affiliate. Summarized financial information reflecting 100% of the operating results of the Company's equity investees are provided below:

	Three Months Ended June 30
	Net Sales		Gross Margin		Net Income
	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)
Yanfeng	$1,920	$991	$296	$178	$57	$185
All other	390	467	56	52	30	27
	$2,310	$1,458	$352	$230	$87	$212

	Six Months Ended June 30
	Net Sales		Gross Margin		Net Income
	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)
Yanfeng	$3,736	$1,784	$569	$300	$126	$257
All other	776	880	82	94	52	44
	$4,512	$2,664	$651	$394	$178	$301

Yanfeng sales and gross margin for the three months ended June 30, 2013 include approximately $527 million and $91 million, respectively, related to activity of a former equity investee that was consolidated effective June 1, 2012. Yanfeng sales and gross margin for the six months ended June 30, 2013 include approximately $1,283 million and $222 million, respectively, related to activity of the above-mentioned former equity investee. Yanfeng net income for the three and six months ended June 30, 2012 includes approximately $130 million associated with a non-cash gain on the consolidation of above-mentioned former equity investee.

The Company monitors its investments in the net assets of non-consolidated affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and fair value. During the fourth quarter of 2012, the Company determined that an other-than-temporary decline in the value of its investment in Visteon TYC Corporation ("VTYC") had occurred based on anticipated sale transaction proceeds and recorded an impairment of $5 million. In January 2013, the Company completed the sale of its 50% equity interest in VTYC for proceeds of approximately $17 million and no subsequent gain or loss was recorded on the sale.

NOTE 3. Restructuring and Other Expenses

Restructuring and other expenses consist of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in Millions)
Restructuring expenses	$3	$1	$23	$42
Loss on asset contribution	—	—	—	14
Transformation costs	4	10	20	18
Gain on sale of equity interest	(5)	—	(5)	—
	$2	$11	$38	$74

Restructuring Activities

During the three and six month periods ended June 30, 2013, the Company recorded $3 million and $23 million, respectively, of restructuring expenses under a previously announced $100 million program designed to reduce fixed costs and to improve operational efficiency. Costs recorded during the three and six month periods ended June 30, 2013 were related to employee severance and termination benefits for approximately 40 and 180 employees, respectively.

During 2012, the Company recorded $41 million of restructuring expenses, including $36 million for employee severance and termination benefits and $5 million of other exit costs in connection with the closure of the Cadiz Electronics operation in El Puerto de Santa Maria, Spain. Additional employee severance and termination benefits of approximately $4 million were recorded during 2012 including $3 million associated with the separation of approximately 250 employees at a South American Interiors facility and $1 million associated with 40 voluntary employee separations associated with a Climate restructuring action announced in the fourth quarter of 2011.

At June 30, 2013 and December 31, 2012, restructuring liabilities of $35 million and $39 million, respectively, are classified as other current liabilities in the consolidated balance sheets. The following is a summary of the Company's restructuring reserves and related activity for the six months ended June 30, 2013.

	Interiors	Climate	Electronics	Corporate	Total
	(Dollars in Millions)
December 31, 2012	$34	$1	$1	$3	$39
Expenses	1	14	—	6	21
Reversals	—	—	(1)	—	(1)
Exchange	(2)	—	—	—	(2)
Utilization	(1)	(11)	—	(3)	(15)
March 31, 2013	32	4	—	6	42
Expenses	1	2	—	—	3
Exchange	1	—	—	—	1
Utilization	(3)	(4)	—	(4)	(11)
June 30, 2013	$31	$2	$—	$2	$35
The Company anticipates that the activities associated with these reserves will be substantially completed by the end of 2013. Utilization is principally related to payments for severance and other employee termination benefits. Given the economically-sensitive and highly competitive nature of the automotive industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including but not limited to, additional restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

Loss on Asset Contribution

In connection with agreements reached with the labor union and the Spanish government for the closure of the Cadiz Electronics operation, the Company transfered land, building and machinery with a net book value of approximately $14 million to the Spanish government for the benefit of the former Cadiz Electronics employees and the El Puerto de Santa Maria, Spain community.

Transformation Activities

Business transformation costs of $4 million and $20 million were incurred during the three-month and six-month periods ended June 30, 2013 respectively, related to financial and advisory fees associated with continued execution of the Company's comprehensive value creation plan, including the following activities.

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

•
Interiors strategy - The Company continues to explore alternatives for its Interiors business including, but not limited to, divestiture, partnership or alliance. While the Company views Interiors as a non-core business, it continues to make commitments to this business and intends to divest in the future only under acceptable terms and conditions. In connection with the preparation of the June 30, 2013 financial statements, the Company determined that an indicator of impairment existed in relation to the net assets of its Interiors business, which approximated $180 million as of June 30, 2013.  Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing to run and operate the Interiors business and estimated cash flows associated with the potential sale of the Interiors business. As a result of the analysis, the Company concluded that the assets were not recoverable. However, no impairment was recorded as of June 30, 2013 as the fair value of the underlying assets were determined to be in excess of the respective carrying value. To the extent that a sale transaction becomes more likely to occur in future periods an impairment charge may be required and such charge could be material. As of June 30, 2013 the Company did not meet the specific criteria necessary for the Interiors assets to be considered held for sale.

•	Electronics optimization - The Company continued to explore opportunities to optimize the size and scale of its Electronics business with a specific focus on cockpit electronic products.

•
Cost reduction program - In November 2012 the Company announced a $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. During the second quarter of 2013, the Company recorded an additional $3 million associated with this program for total inception to date expense under the program of $58 million. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized.

Gain on Sale of Equity Interest

In June 2013, the Company completed the sale of its 20% equity interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd. ("Dongfeng") for proceeds of approximately $20 million. Dongfeng is an interiors joint venture based in China with 2012 revenue of $190 million. The Company recognized a gain of approximately $5 million during the three-months ended June 30, 2013.

NOTE 4. Inventories, net

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

	June 30	December 31
	2013	2012
	(Dollars in Millions)
Raw materials	$167	$153
Work-in-process	182	174
Finished products	89	78
	438	405
Valuation reserves	(23)	(20)
	$415	$385

NOTE 5. Property and Equipment

Property and equipment, net consists of the following:

	June 30	December 31
	2013	2012
	(Dollars in Millions)
Land	$153	$161
Buildings and improvements	266	269
Machinery, equipment and other	1,166	1,137
Construction in progress	99	100
Total property and equipment	1,684	1,667
Accumulated depreciation	(483)	(421)
	1,201	1,246
Product tooling, net of amortization	73	80
Property and equipment, net	$1,274	$1,326

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in Millions)
Depreciation	$52	$54	$106	$107
Amortization	3	3	5	5
	$55	$57	$111	$112

NOTE 6. Intangible Assets

Intangible assets, net are comprised of the following:

	June 30, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Dollars in Millions)
Definite-lived intangible assets:
Developed technology	$196	$69	$127	$209	$60	$149
Customer related	120	35	85	124	30	94
Other	22	7	15	22	5	17
	$338	$111	$227	$355	$95	$260

Goodwill and indefinite-lived intangible assets:
Goodwill			$46			$46
Trade names			25			26
			71			72
Total			$298			$332

The Company recorded amortization expense related to definite-lived intangible assets of $10 million and $21 million for the three and six-month periods ended June 30, 2013. The Company estimates amortization expense to be approximately $42 million for the year ending December 31, 2013. Goodwill and trade names, substantially all of which relate to the Company's Climate reporting unit, are not amortized but are assessed for impairment annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired. The Company performs its annual impairment testing as of the first day of the fourth quarter of each year. No impairment was identified during the periods presented.

NOTE 7. Debt

As of June 30, 2013, the Company had total debt outstanding of $799 million, of which $129 million and $670 million was classified as short-term debt and long-term debt, respectively. The Company’s debt consists of the following:

	June 30	December 31
	2013	2012
	(Dollars in Millions)
Short-term debt
Current portion of long-term debt	$2	$3
Other – short-term	127	93
Total short-term debt	$129	$96

Long-term debt
6.75% senior notes due April 15, 2019	446	445
HVCC USD term loan due May 30, 2016	100	—
HVCC KRW term loan due May 30, 2016	87	—
Other	37	28
Total long-term debt	$670	$473

During the first quarter of 2013, Halla Visteon Climate Control ("HVCC") entered into two unsecured bilateral term loan credit agreements with aggregate available borrowings of approximately $195 million, and as of June 30, 2013, the USD equivalent of these agreements was $187 million. Both credit agreements mature in May 2016 and are subject to financial covenants requiring total debt to EBITDA of not greater than 3.2x and a net interest coverage test of more than 3x. The Company was in compliance with such covenants at June 30, 2013.

Other short and long-term debt is primarily related to the Company’s non-U.S. operations and are payable in various currencies. As of June 30, 2013 the Company had international affiliate debt outstanding of $166 million with $129 million and $37 million classified in short-term and long-term debt, respectively. Approximately $139 million of the affiliate debt is related to HVCC of which $108 million and $31 million are classified in short-term and long-term debt, respectively. Short-term affiliate debt also includes an arrangement through a subsidiary in France to sell accounts receivable with recourse on an uncommitted basis. The amount of financing available is dependent on the amount of receivables less customary reserves. At June 30, 2013, the Company had outstanding borrowings under this facility of $20 million with $61 million of receivables pledged as security, which are recorded as Other current assets on the consolidated balance sheet. At December 31, 2012, the Company had outstanding borrowings under this facility of $15 million and $49 million of receivables pledged as security.

NOTE 8. Employee Retirement Benefits

Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. Effective January 1, 2012, matching contributions for the U.S. defined contribution plan are 100% on the first 6% of pay contributed. The expense related to matching contributions was approximately $2 million and $3 million for the three-month periods ended June 30, 2013 and 2012, respectively. The expense related to matching contributions was approximately $6 million and $8 million for the six-month periods ended June 30, 2013 and 2012, respectively.

Defined Benefit Plans

Net periodic benefit costs for the three-month periods ended June 30, 2013 and 2012 were as follows:

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
	(Dollars in Millions)
Service cost	$—	$—	$6	$5
Interest cost	12	18	7	7
Expected return on plan assets	(15)	(20)	(5)	(5)
Net pension (benefit) expense	$(3)	$(2)	$8	$7

Net periodic benefit costs for the six-month periods ended June 30, 2013 and 2012 were as follows:

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
	(Dollars in Millions)
Service cost	$—	$—	$12	$9
Interest cost	24	35	14	14
Expected return on plan assets	(31)	(39)	(10)	(9)
Amortization of actuarial losses	—	—	1	—
Net pension (benefit) expense	$(7)	$(4)	$17	$14

During the six-month period ended June 30, 2013, cash contributions to the Company's U.S. and non-U.S. retirement plans were $2 million and $5 million, respectively. The Company anticipates additional 2013 cash contributions to its U.S. and non-U.S. retirement plans of $1 million and $25 million, respectively. The Company’s expected 2013 contributions may be revised.

NOTE 9. Income Taxes

During the three and six-month periods ended June 30, 2013 the Company recorded provision for income taxes of $39 million and $21 million, respectively. The Company's provision for income taxes includes income tax expense in countries where the Company is profitable, withholding taxes, changes in uncertain tax benefits, and the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions to the extent not offset by other categories of income. Pre-tax losses in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $36 million and $68 million, respectively, for the three-month periods ended June 30, 2013 and 2012. The Company provides for U.S. and non-U.S. income taxes and non-U.S. withholding taxes on the projected future repatriations of the earnings from its non-U.S. operations at each tier of the legal entity structure. During both the three-month periods ended June 30, 2013 and 2012, the Company recognized expense of $6 million, reflecting the Company's forecasts which contemplate numerous financial and operational considerations that impact future repatriations.

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

Gross unrecognized tax benefits were $80 million at June 30, 2013 and $117 million at December 31, 2012, of which approximately $30 million and $71 million, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at June 30, 2013 and December 31, 2012 were $21 million and $36 million, respectively.

During the second quarter of 2013, the IRS commenced the audit of the Company's U.S. tax returns for the 2010 and 2011 tax years. At this early stage in the audit, the Company is not aware of any proposed income tax adjustments that would have a material impact on the Company's effective tax rate due to the valuation allowances maintained against the Company's U.S. tax attributes. During the first quarter of 2013, the tax authorities in Spain completed an income tax examination related to the tax years 2006 through 2009 and the Company reached an agreement regarding its transfer pricing methodology resulting in a cash settlement of $2 million. During the second quarter of 2013, the Company paid $2 million to settle other tax matters (primarily in Mexico). Other decreases in the Company's gross unrecognized tax benefits that impact the effective tax rate total approximately $40 million and primarily relate to reevaluating prior year uncertain tax positions associated with the examination in Spain which further validated the transfer pricing methodologies to allocate income and expense among jurisdictions in Europe and the United States.

With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2008 or state and local, or non-U.S. income tax examinations for years before 2002. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in Asia (including Korea) could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. A reconciliation of unrecognized tax benefits is as follows:

Six Months Ended
June 30, 2013
(Dollars in Millions)
Beginning balance	$117
Additions to tax positions related to current period	5
Additions to tax positions related to prior periods	4
Reductions to tax positions related to prior periods	(40)
Settlements with tax authorities	(4)
Lapses in statute of limitations	(2)
Ending balance	$80

During 2012 Korean tax authorities commenced a review of the Company's Korean affiliates (including Halla) for tax years 2007 through 2012 and issued formal notice of assessments, including penalties, of approximately $25 million for alleged underpayment of withholding tax on dividends paid and other items, including certain management service fees charged by Visteon. During the six months ended June 30, 2013, the Company's Korean affiliates have paid approximately $22 million to the Korean tax authorities, as required under Korean tax regulations, to pursue the appeals process. The Company believes that it is more likely than not that it will receive a favorable ruling when all of the available appeals have been exhausted. These appeal payments and contingent income tax refund claims associated with other jurisdictions total $30 million as of June 30, 2013 and are included in Other non-current assets on the consolidated balance sheet.

NOTE 10. Stockholders’ Equity and Non-controlling Interests

Changes in Visteon equity including non-controlling interests ("NCI") for the three and six-months ended June 30, 2013 and 2012 are as follows.

	2013			2012
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Three Months Ended June 30:
Stockholders' equity beginning balance	$1,306	$733	$2,039	$1,398	$693	$2,091
Income from continuing operations	65	21	86	76	9	85
Loss from discontinued operations	—	—	—	(1)	—	(1)
Net income	65	21	86	75	9	84
Other comprehensive loss
Foreign currency translation adjustments	(23)	(10)	(33)	(47)	(9)	(56)
Benefit plans	1	2	3	(3)	—	(3)
Unrealized hedging (loss) gains	(5)	(1)	(6)	4	2	6
Total other comprehensive loss	(27)	(9)	(36)	(46)	(7)	(53)
Stock-based compensation, net	5	—	5	6	—	6
Warrant exercises	3	—	3	—	—	—
Stockholders' equity ending balance	$1,352	$745	$2,097	$1,433	$695	$2,128

Six Months Ended June 30:
Stockholders' equity beginning balance	$1,385	$756	$2,141	$1,307	$690	$1,997
Income from continuing operations	134	36	170	44	27	71
Income from discontinued operations	—	—	—	2	—	2
Net income	134	36	170	46	27	73
Other comprehensive loss
Foreign currency translation adjustments	(54)	(20)	(74)	(19)	(3)	(22)
Benefit plans	10	—	10	(1)	—	(1)
Unrealized hedging (loss) gains	(11)	(5)	(16)	14	3	17
Total other comprehensive loss	(55)	(25)	(80)	(6)	—	(6)
Stock-based compensation, net	10	—	10	13	—	13
Warrant exercises	3	—	3	—	—	—
Common stock contribution to U.S. pension plans	—	—	—	73	—	73
Share repurchase	(125)	—	(125)	—	—	—
Dividends to non-controlling interests	—	(22)	(22)	—	(22)	(22)
Stockholders' equity ending balance	$1,352	$745	$2,097	$1,433	$695	$2,128

Non-controlling interests in the Visteon Corporation economic entity are comprised of the following:

	June 30	December 31
	2013	2012
	(Dollars in Millions)
Halla Visteon Climate Control Corporation	$711	$723
Visteon Interiors Korea Ltd	19	20
Other	15	13
Total non-controlling interests	$745	$756

During the first half of 2013, Halla purchased certain subsidiaries and intellectual property relating to Visteon's global climate business for a total purchase price of $410 million. In connection with the transaction, Visteon is providing transition services and leases certain U.S. based employees to HVCC. The transfer of Visteon's Climate operations to HVCC qualifies as a common control transaction. Accordingly, the assets and liabilities were transferred at their respective carrying value and no gain or loss was recorded by the Company.

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component includes:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(118)	$15	$(90)	$(25)
Other comprehensive loss before reclassification, net of tax	(25)	(46)	(56)	(6)
Amounts reclassified from AOCI	(2)	—	1	—
Ending balance	$(145)	$(31)	$(145)	$(31)

Changes in AOCI by component:
Foreign currency translation adjustments
Beginning balance	$(20)	$(13)	$11	$(41)
Other comprehensive loss before reclassification, net of tax (a)	(22)	(47)	(52)	(19)
Amounts reclassified from AOCI (b)	(1)	—	(2)	—
Ending balance	(43)	(60)	(43)	(60)
Benefit plans
Beginning balance	(99)	27	(108)	25
Other comprehensive income (loss) before reclassification, net of tax (c)	1	(3)	11	(1)
Amounts reclassified from AOCI (d)	—	—	(1)	—
Ending balance	(98)	24	(98)	24
Unrealized hedging gains (loss)
Beginning balance	1	1	7	(9)
Other comprehensive (loss) income before reclassification, net of tax (e)	(4)	4	(15)	14
Amounts reclassified from AOCI (f)	(1)	—	4	—
Ending balance	(4)	5	(4)	5
AOCI ending balance	$(145)	$(31)	$(145)	$(31)
(a) Tax benefit of $2 million is related to foreign currency translation adjustments for the three months ended June 30, 2012.
(b) Amount included in Other expense in Consolidated Statement of Comprehensive Income.
(c) Tax expenses of $1 million and $3 million are related to benefit plans for the three and six month periods ended June 30, 2013, respectively.
(d) Amount included in the computation of net periodic pension cost. (See Note 8 Employee retirement benefits for additional details.)
(e) Tax benefit of $2 million and tax expense of $3 million are related to unrealized hedging gains (loss) for the three months ended June 30, 2013 and 2012, respectively.
(f) Amount is included in Cost of sales in Consolidated Statement of Comprehensive Income.

Share Repurchase Program

In July 2012, the board of directors authorized the repurchase of up to $100 million of the Company's common stock. In January 2013, the board of directors reauthorized the current $100 million and increased the repurchase amount an additional $200 million, bringing the total share repurchase authorization to $300 million. On March 5, 2013, the Company entered into an accelerated share repurchase program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. Under the program, the Company paid the financial institution $125 million and received an initial delivery of 1,713,502 shares of common stock. The value of those shares on the date of delivery was $100 million at $58.36 per share and is included in common stock held in treasury. On April 17, 2013, the program concluded and the Company received an additional 495,576 shares. The final settlement was based on a negotiated discount to the volume weighted average price of the Company's common stock over the term of the share repurchase program agreement. As of June 30, 2013, $125 million remains authorized for repurchase over the next two years.

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

The table below provides details underlying the calculations of basic and diluted earnings (loss) per share.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in Millions, Except Per Share Amounts)
Numerator:
Income from continuing operations	$65	$76	$134	$44
(Loss) income from discontinued operations	—	(1)	—	2
Net income attributable to Visteon	$65	$75	$134	$46
Denominator:
Average common stock outstanding	50.0	53.3	50.8	53.1
Dilutive effect of warrants and Performance Stock Units	0.5	0.4	0.5	0.4
Diluted shares	50.5	53.7	51.3	53.5

Basic and Diluted Earnings (Loss) Per Share Data:
Basic earnings (loss) per share
Continuing operations	$1.30	$1.43	$2.64	$0.83
Discontinued operations	—	(0.02)	—	0.04
Basic earnings per share attributable to Visteon	$1.30	$1.41	$2.64	$0.87
Diluted earnings (loss) per share
Continuing operations	$1.29	$1.42	$2.61	$0.82
Discontinued operations	—	(0.02)	—	0.04
Diluted earnings per share attributable to Visteon	$1.29	$1.40	$2.61	$0.86

The effect of certain common stock equivalents including warrants and stock options was excluded from the computation of weighted average diluted shares outstanding as inclusion of such items would be anti-dilutive. A summary of common stock equivalents excluded from the computation of weighted average diluted shares outstanding is as follows.

	Three Months Ended						Six Months Ended
	June 30						June 30
	2013			2012			2013			2012
	(In Millions, Except Per Share Amounts)						(In Millions, Except Per Share Amounts)
Stock Warrants:
Number of stock warrants	—			1.5			1.5			1.5
Exercise price	$—			$58.80			$58.80			$58.80
Stock Options:
Number of stock options	0.3			0.5			0.3			0.5
Exercise price	$44.55	-	$74.08	$44.55	-	$74.08	$44.55	-	$74.08	$44.55	-	$74.08

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

The fair value of the Company's debt was approximately $819 million at June 30, 2013 and $600 million at December 31, 2012. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt is classified as Level 1, "Market Prices" and Level 2, “Other Observable Inputs” in the fair value hierarchy, respectively.

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

The Company’s primary foreign currency exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint, Indian Rupee and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of June 30, 2013 and December 31, 2012, the Company had forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $502 million and $554 million, respectively. Fair value estimates of these contracts are based on quoted market prices. A portion of these instruments has been designated as cash flow hedges with the effective portion of the gain or loss reported in the Accumulated other comprehensive income (loss) component of Stockholders’ equity in the Company’s consolidated balance sheets and the ineffective portion recorded as Cost of sales in the Company’s consolidated statements of comprehensive income.

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

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated and non-designated as hedging instruments are as follows:

Assets			Liabilities
	June 30	December 31		June 30	December 31
Classification	2013	2012	Classification	2013	2012
	(Dollars in Millions)			(Dollars in Millions)
Designated:			Designated:
Other current assets	$1	$16	Other current assets	$—	$1
Other current liabilities	1	1	Other current liabilities	9	1
Non-designated:			Non-designated:
Other current assets	1	6	Other current assets	—	—
Other current liabilities	—	—	Other current liabilities	4	—
	$3	$23		$13	$2

	Gross Amount Recognized		Gross Amounts offset in the Statement of Financial Position		Net Amounts Presented in the Statement of Financial Position
	June 30	December 31	June 30	December 31	June 30	December 31
	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)
Foreign currency derivatives
Assets:
Designated	$1	$17	$—	$1	$1	$16
Non-designated	1	6	—	—	1	6
	$2	$23	$—	$1	$2	$22
Liabilities:
Designated	$9	1	$1	$—	$8	$1
Non-designated	4	—	—	—	4	—
	$13	$1	$1	$—	$12	$1

Gains and loss associated with derivative financial instruments recorded in Cost of sales for the three and six-month periods ended June 30, 2013 and 2012 are presented in th table below.

	Recorded in AOCI, net of tax		Reclassified from AOCI into Income		Recorded in Income
	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)
Three Months Ended June 30:
Cash flow hedges	$(5)	$4	$(1)	$—	$—	$—
	$(5)	$4	$(1)	$—	$—	$—

Six Months Ended June 30:
Cash flow hedges	$(11)	$14	$4	$—	$—	$—
Non-designated cash flow hedges	—	—	—	—	1	(1)
	$(11)	$14	$4	$—	$1	$(1)

Concentrations of Credit Risk

Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are with investment and commercial banks with significant experience using such derivatives and is assessed on a net basis. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty and through monitoring counterparty credit risks. The Company’s concentration of credit risk related to derivative contracts at June 30, 2013 and December 31, 2012 is not significant. With the exception of the customers below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at June 30, 2013 and December 31, 2012, respectively.

	June 30	December 31
	2013	2012
Ford and affiliates	26%	19%
Hyundai Mobis Company	14%	16%
Hyundai Motor Company	9%	10%
Management periodically performs credit evaluations of its customers and generally does not require collateral.

NOTE 13. Commitments and Contingencies

Guarantees and Commitments

The Company has guaranteed approximately $47 million of subsidiary lease payments under various arrangements generally spanning between one to ten years in duration, and $5 million for affiliate credit lines and other credit support agreements. In connection with a 2009 agreement with the Pension Benefit Guarantee Corporation ("PBGC"), the Company previously agreed to provide a guarantee of contingent pension obligations of up to $30 million. The guarantee expired on June 30, 2013.

Litigation and Claims

On March 29, 2012, the Korean Supreme Court ruled that fixed bonuses should be included for purposes of calculating the ordinary wage of applicable employees, which was contrary to previous legal precedent and the position of the Korean Ministry of Employment and Labor. The Company is evaluating the potential financial impact of this new court ruling, and is not able to determine at this time whether it will have a material impact on the results of operations and cash flows of its South Korean subsidiaries. In addition, on May 24, 2013, Halla Visteon Climate Control Union in Korea, representing 891 hourly employees of Halla Visteon Climate Control Corp., filed a legal petition with Seoul Southern District Court, claiming unpaid statutory benefits for the past three years based on the recent Supreme Court ruling. The Company is in the process of evaluating these claims but at this time is not able to estimate the possible loss or range of loss in connection with this matter.

In February 2013, three putative class action complaints were filed in the Superior Courts of Justice in Ontario against the Company and several other global suppliers of automotive instrument panel clusters, heater control panels and electronic control units alleging violations of Canadian laws related to competition. Plaintiffs purport to be direct and indirect purchasers of automotive instrument panel clusters, heater control panels and electronic control units supplied by the Company and/or the other defendants during the relevant period. The complaints allege, among other things, that the defendants conspired to fix prices and allocate the market and customers for instrument panel clusters, heater control panels and/or electronic control units in North America resulting in plaintiffs paying supra-competitive prices for instrument panel clusters, heater control panels and electronic control units or vehicles containing instrument panel clusters, heater control panels and electronic control units. The plaintiffs in these proceedings seek injunctive relief and recovery of an unspecified amount of damages, as well as investigative costs and costs relating to the proceedings. On June 18, 2013, the court ordered these proceedings discontinued as against the Company, on a without costs and without prejudice basis.

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of June 30, 2013, the Company maintained accruals of approximately $6 million for claims aggregating approximately $149 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

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

In December of 2009, the Court granted the Debtors' motion in part authorizing them to terminate or amend certain other postretirement employee benefits, including health care and life insurance. On December 29, 2009, the IUE-CWA, the Industrial Division of the Communications Workers of America, AFL-CIO, CLC, filed a notice of appeal of the Court's order with the District Court. By order dated March 31, 2010, the District Court affirmed the Court's order in all respects. On April 1, 2010, the IUE filed a notice of appeal. On July 13, 2010, the Circuit Court reversed the order of the District Court as to the IUE-CWA and directed the District Court to, among other things, direct the Court to order the Company to take whatever action is necessary to immediately restore terminated or modified benefits to their pre-termination/modification levels. On July 27, 2010, the Company filed a Petition for Rehearing or Rehearing En Banc requesting that the Circuit Court review the panel’s decision, which was denied. By orders dated August 30, 2010, the Court ruled that the Company should restore certain other postretirement employee benefits to the appellant-retirees and also to salaried retirees and certain retirees of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”). On September 1, 2010, the Company filed a Notice of Appeal to the District Court of the Court's decision to include non-appealing retirees, and on September 15, 2010 the UAW filed a Notice of Cross-Appeal. The appeals process includes mandatory mediation of the dispute. The Company subsequently reached an agreement with the original appellants in late-September 2010, which resulted in the Company not restoring other postretirement employee benefits of such retirees. On September 30, 2010, the UAW filed a complaint, which it amended on October 1, 2010, in the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after the Effective Date. The Company has filed a motion to dismiss the UAW's complaint and a motion to transfer the case to the District of Delaware, which motions are pending. As of January 11, 2013, the parties agreed to a settlement term sheet. The parties are currently working towards a final settlement agreement and preliminary approval of the settlement by the court. As of June 30, 2013, the Company maintains an accrual for claims that are deemed probable of loss and are reasonably estimable based on the pending settlement.

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

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At June 30, 2013, the Company had recorded a reserve of approximately $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The components of changes in the Company's accruals for warranty and recall claims for the six months ended June 30, 2013 and 2012 are provided below.

	Six Months Ended June 30
	2013	2012
	(Dollars in Millions)
Beginning balance	$57	$66
Accruals for products shipped	8	9
Currency	(2)	(1)
Changes in estimates	(3)	(1)
Settlements	(8)	(9)
Ending balance	$52	$64

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at June 30, 2013 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

•	Interiors — The Company’s Interiors product line includes instrument panels, cockpit modules, door trim and floor consoles.

Segment Sales

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Dollars in Millions)
Climate	$1,247	$1,065	$2,475	$2,088
Electronics	354	304	719	633
Interiors	334	352	651	745
Eliminations	(43)	(28)	(97)	(56)
Total consolidated	$1,892	$1,693	$3,748	$3,410

Segment Adjusted EBITDA

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Dollars in Millions)
Climate	$119	$86	$232	$170
Electronics	35	30	65	58
Interiors	47	39	80	80
Total Segment Adjusted EBITDA	$201	$155	$377	$308
Reconciling Item:
Corporate	(14)	(8)	(20)	(18)
Total Adjusted EBITDA	$187	$147	$357	$290

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

A reconciliation of Adjusted EBITDA to net income (loss) attributable to Visteon is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Dollars in Millions)
Total Adjusted EBITDA	$187	$147	$357	$290
Interest expense, net	9	6	19	15
Provision for income taxes	39	42	21	69
Depreciation and amortization	65	67	132	131
Restructuring and other expense	2	11	38	74
Equity investment gain	—	(63)	—	(63)
Stock-based compensation expense	4	6	10	13
Other	3	3	3	5
Net income (loss) attributable to Visteon	$65	$75	$134	$46

Segment Operating Assets

	Inventories, Net		Property and Equipment, Net
	June 30	December 31	June 30	December 31
	2013	2012	2013	2012
	(Dollars in Millions)
Climate	$311	$276	$974	$974
Electronics	63	67	98	119
Interiors	41	42	169	178
Total Segment Operating Assets	415	385	1,241	1,271
Reconciling Item:
Corporate	—	—	33	55
Total consolidated	$415	$385	$1,274	$1,326

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

VISTEON CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$34	$291	$1,731	$(164)	$1,892
Cost of sales	72	227	1,572	(164)	1,707
Gross margin	(38)	64	159	—	185
Selling, general and administrative expenses	20	12	59	—	91
Equity in net income of non-consolidated affiliates	—	—	42	—	42
Interest expense (income), net	9	(1)	1	—	9
Restructuring and other expenses (income)	4	—	(2)	—	2
(Loss) income from continuing operations before income taxes and earnings of subsidiaries	(71)	53	143	—	125
Provision for income taxes	—	—	39	—	39
(Loss) income from continuing operations before earnings of subsidiaries	(71)	53	104	—	86
Equity in earnings of consolidated subsidiaries	136	86	—	(222)	—
Net income	65	139	104	(222)	86
Net income attributable to non-controlling interests	—	—	21	—	21
Net income attributable to Visteon Corporation	$65	$139	$83	$(222)	$65
Comprehensive income:
Comprehensive income	$38	$112	$68	$(168)	$50
Comprehensive income attributable to Visteon Corporation	$38	$112	$56	$(168)	$38

	Three Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$61	$350	$1,576	$(294)	$1,693
Cost of sales	119	291	1,449	(294)	1,565
Gross margin	(58)	59	127	—	128
Selling, general and administrative expenses	19	15	53	—	87
Equity in net income of non-consolidated affiliates	—	—	103	—	103
Interest expense (income), net	9	(1)	(2)	—	6
Restructuring and other expenses	8	—	3	—	11
(Loss) income from continuing operations before income taxes and earnings of subsidiaries	(94)	45	176	—	127
Provision for income taxes	1	—	41	—	42
(Loss) income from continuing operations before earnings of subsidiaries	(95)	45	135	—	85
Equity in earnings of consolidated subsidiaries	173	122	—	(295)	—
Income from continuing operations	78	167	135	(295)	85
(Loss) income from discontinued operations, net of tax	(3)	15	(13)	—	(1)
Net income	75	182	122	(295)	84
Net income attributable to non-controlling interests	—	—	9	—	9
Net income attributable to Visteon Corporation	$75	$182	$113	$(295)	$75
Comprehensive loss:
Comprehensive income	$31	$131	$60	$(191)	$31
Comprehensive income attributable to Visteon Corporation	$31	$131	$58	$(191)	$29

	Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$82	$611	$3,417	$(362)	$3,748
Cost of sales	168	490	3,113	(362)	3,409
Gross margin	(86)	121	304	—	339
Selling, general and administrative expenses	33	19	125	—	177
Equity in net income of non-consolidated affiliates	—	—	86	—	86
Interest expense (income), net	18	(1)	2	—	19
Restructuring and other expenses	24	—	14	—	38
(Loss) income from continuing operations before income taxes and earnings of subsidiaries	(161)	103	249	—	191
Provision for income taxes	1	—	20	—	21
(Loss) income from continuing operations before earnings of subsidiaries	(162)	103	229	—	170
Equity in earnings of consolidated subsidiaries	296	195	—	(491)	—
Net income	134	298	229	(491)	170
Net income attributable to non-controlling interests	—	—	36	—	36
Net income attributable to Visteon Corporation	$134	$298	$193	$(491)	$134
Comprehensive income:
Comprehensive income	$79	$248	$155	$(392)	$90
Comprehensive income attributable to Visteon Corporation	$79	$248	$144	$(392)	$79

	Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$102	$718	$3,192	$(602)	$3,410
Cost of sales	219	591	2,940	(602)	3,148
Gross margin	(117)	127	252	—	262
Selling, general and administrative expenses	34	33	111	—	178
Equity in net income of non-consolidated affiliates	—	—	145	—	145
Interest expense (income), net	19	(2)	(2)	—	15
Restructuring and other expenses	16	—	58	—	74
(Loss) income from continuing operations before income taxes and earnings of subsidiaries	(186)	96	230	—	140
Provision for income taxes	1	—	68	—	69
(Loss) income from continuing operations before earnings of subsidiaries	(187)	96	162	—	71
Equity in earnings of consolidated subsidiaries	245	119	—	(364)	—
Income from continuing operations	58	215	162	(364)	71
(Loss) income from discontinued operations, net of tax	(12)	38	(24)	—	2
Net income	46	253	138	(364)	73
Net income attributable to non-controlling interests	—	—	27	—	27
Net income attributable to Visteon Corporation	$46	$253	$111	$(364)	$46
Comprehensive loss:
Comprehensive income	$42	$247	$137	$(359)	$67
Comprehensive income attributable to Visteon Corporation	$42	$247	$110	$(359)	$40

VISTEON CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Cash and equivalents	$462	$24	$497	$—	$983
Accounts receivable, net	288	776	1,268	(1,126)	1,206
Inventories	5	16	394	—	415
Other current assets	30	28	276	4	338
Total current assets	785	844	2,435	(1,122)	2,942

Property and equipment, net	14	19	1,241	—	1,274
Investment in affiliates	1,895	1,326	—	(3,221)	—
Equity in net assets of non-consolidated affiliates	—	—	790	—	790
Intangible assets, net	—	17	281	—	298
Other non-current assets	8	58	114	(62)	118
Total assets	$2,702	$2,264	$4,861	$(4,405)	$5,422

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$367	$45	$290	$(573)	$129
Accounts payable	173	119	1,386	(504)	1,174
Other current liabilities	65	20	358	4	447
Total current liabilities	605	184	2,034	(1,073)	1,750

Long-term debt	450	45	284	(109)	670
Employee benefits	254	30	275	—	559
Other non-current liabilities	41	3	302	—	346

Stockholders’ equity:
Total Visteon Corporation stockholders’ equity	1,352	2,002	1,141	(3,143)	1,352
Non-controlling interests	—	—	825	(80)	745
Total equity	1,352	2,002	1,966	(3,223)	2,097
Total liabilities and equity	$2,702	$2,264	$4,861	$(4,405)	$5,422

	December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Cash and equivalents	$191	$54	$580	$—	$825
Accounts receivable, net	279	676	1,138	(931)	1,162
Inventories	15	23	347	—	385
Other current assets	24	32	235	—	291
Total current assets	509	785	2,300	(931)	2,663

Property and equipment, net	20	62	1,244	—	1,326
Investment in affiliates	2,024	1,587	—	(3,611)	—
Equity in net assets of non-consolidated affiliates	—	—	756	—	756
Intangible assets, net	86	45	201	—	332
Other non-current assets	14	—	70	(5)	79
Total assets	$2,653	$2,479	$4,571	$(4,547)	$5,156

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$266	$24	$225	$(419)	$96
Accounts payable	172	159	1,204	(508)	1,027
Other current liabilities	76	27	326	—	429
Total current liabilities	514	210	1,755	(927)	1,552

Long-term debt	450	—	29	(6)	473
Employee benefits	258	34	279	—	571
Other non-current liabilities	46	7	366	—	419

Stockholders’ equity:
Total Visteon Corporation stockholders’ equity	1,385	2,228	1,386	(3,614)	1,385
Non-controlling interests	—	—	756	—	756
Total equity	1,385	2,228	2,142	(3,614)	2,141
Total liabilities and equity	$2,653	$2,479	$4,571	$(4,547)	$5,156

VISTEON CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net cash (used by) provided from operating activities	$(76)	$6	$228	$—	$158
Investing activities
Capital expenditures	(1)	(2)	(111)	—	(114)
Dividends received from consolidated subsidiaries	472	437	—	(909)	—
Proceeds from business divestitures and asset sales	—	—	39	—	39
Net cash provided from (used by) investing activities	471	435	(72)	(909)	(75)
Financing activities
Proceeds from issuance of debt, net of issuance costs	—	—	204	—	204
Short-term debt, net	—	—	43	—	43
Principal payments on debt	—	—	(5)	—	(5)
Payments to repurchase common stock	(125)	—	—	—	(125)
Dividends paid to consolidated subsidiaries	—	(471)	(438)	909	—
Dividends to non-controlling interests	—	—	(22)	—	(22)
Other	1	—	—	—	1
Net cash (used by) provided from financing activities	(124)	(471)	(218)	909	96
Effect of exchange rate changes on cash and equivalents	—	—	(21)	—	(21)
Net increase (decrease) in cash and equivalents	271	(30)	(83)	—	158
Cash and equivalents at beginning of period	191	54	580	—	825
Cash and equivalents at end of period	$462	$24	$497	$—	$983

	Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net cash (used by) provided from operating activities	$(30)	$13	$24	$—	$7
Investing activities
Capital expenditures	(2)	(4)	(96)	—	(102)
Dividends received from consolidated subsidiaries	16	10	—	(26)	—
Proceeds from asset sales	79	—	1	—	80
Other	—	—	(2)	—	(2)
Net cash provided from (used by) investing activities	93	6	(97)	(26)	(24)
Financing activities
Short term debt, net	—	—	4	—	4
Proceeds from issuance of debt, net of issuance costs	—	—	2	—	2
Principal payments on debt	(1)	—	(3)	—	(4)
Dividends paid to consolidated subsidiaries	—	(15)	(11)	26	—
Dividends to non-controlling interests	—	—	(22)	—	(22)
Net cash provided from (used by) financing activities	(1)	(15)	(30)	26	(20)
Effect of exchange rate changes on cash and equivalents	—	1	(6)	—	(5)
Net (decrease) increase in cash and equivalents	62	5	(109)	—	(42)
Cash and equivalents at beginning of period	114	55	554	—	723
Cash and equivalents at end of period	$176	$60	$445	$—	$681

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on February 28, 2013, as amended by the Company's amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 28, 2013, and the financial statements and accompanying notes to the financial statements included elsewhere herein.

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

Financial Results Summary

Visteon recorded net sales of $1,892 million for the second quarter of 2013, an increase of $199 million from the same period in 2012. For the six months ended June 30, 2013, the Company recorded sales of $3,748 million, an increase of $338 million. Sales for the three and six months ended June 30, 2013 were impacted by higher production volumes for the Climate and Electronics product groups, partially offset by declines for the Interiors product group. Sales for the three and six months ended June 30, 2013 were also impacted by adverse customer pricing, partially offset by favorable foreign currency and design improvements. The Company's sales for the three and six month periods ended June 30, 2013 were distributed by product group, geographic region, and customer as follows:

Three Months Ended June 30, 2013

Six Months Ended June 30, 2013

The Company's sales are significantly impacted by global light vehicle production volumes. A summary of global light vehicle production levels for the three and six month periods ended June 30, 2013 and 2012 are presented below by geographic region.

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Change	2013	2012	Change
	(Units in Millions)
Global	21.3	20.6	3.3%	42.3	41.7	1.4%
North America	4.2	4.0	5.9%	8.2	8.0	3.5%
South America	1.3	1.0	21.7%	2.3	2.0	14.7%
Europe	5.1	5.0	1.0%	9.9	10.3	(3.8)%
China	5.1	4.6	10.9%	10.3	9.2	12.3%
Japan/Korea	3.3	3.5	(7.0)%	6.6	7.4	(10.0)%
India	0.9	0.9	(6.3)%	1.9	2.0	(6.2)%
ASEAN	1.0	1.0	5.2%	2.1	1.8	16.4%

Source: IHS Automotive

Gross margin for the three months ended June 30, 2013 was $185 million or 9.8% of sales compared with $128 million or 7.6% of sales for the three months ended June 30, 2012, representing a year-over-year increase of $57 million. All of the Company's product groups contributed to the increase with Climate providing the most significant contribution of $40 million. Climate and Electronics gross margin benefited from cost efficiencies and fixed cost leverage on higher sales volumes during the second quarter of 2013, while Interiors gross margin benefited from higher design and development cost recoveries.

The Company reported net income attributable to Visteon of $65 million, or $1.29 per diluted share during the three months ended June 30, 2013 representing a decrease of $10 million compared to the same period of 2012. Net income for the three and six months ended June 30, 2012 included $63 million of equity in net income of non-consolidated affiliates from a non-cash gain at Yanfeng Visteon Automotive Trim Systems Co. Ltd ("Yanfeng") related to the excess of fair value over carrying value of a former equity investee that was consolidated June 1, 2012 pursuant to changes in the underlying joint venture agreement. The Company generated $158 million of cash from its operating activities during the six months ended June 30, 2013 an improvement of $151 million when compared to the six months ended June 30, 2012. As of June 30, 2013, Visteon had global cash balances of $1,008 million, including $25 million of restricted cash. Total debt was $799 million as of June 30, 2013.

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

•
Interiors strategy - The Company continues to explore alternatives for its Interiors business including, but not limited to, divestiture, partnership or alliance. While the Company views Interiors as a non-core business, it continues to make commitments to this business and intends to divest in the future only under acceptable terms and conditions. In connection with the preparation of the June 30, 2013 financial statements, the Company determined that an indicator of impairment existed in relation to the net assets of its Interiors business, which approximated $180 million as of June 30, 2013.  Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing to run and operate the Interiors business and estimated cash flows associated with the potential sale of the Interiors business. As a result of the analysis, the Company concluded that the assets were not recoverable. However, no impairment was recorded as of June 30, 2013 as the fair value of the underlying assets were determined to be in excess of the respective carrying value. To the extent that a sale transaction becomes more likely to occur in future periods an impairment charge may be required and such charge could be material. As of June 30, 2013 the Company did not meet the specific criteria necessary for the Interiors assets to be considered held for sale.

•	Electronics optimization - The Company continues to explore opportunities to optimize the size and scale of its Electronics business with a specific focus on cockpit electronic products.

•
Cost reduction program - The Company continues to implement a previously announced $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. During the second quarter of 2013, the Company recorded an additional $3 million associated with this program for total inception to date expense under the program of $58 million. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized.

Share Repurchase Program

In July 2012, the Company's board of directors authorized the repurchase of up to $100 million of the Company's common stock. In January 2013, the board of directors reauthorized the current $100 million and increased the repurchase amount to an additional $200 million, bringing the total share repurchase authorization to $300 million. In March 2013, the Company entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. On April 17, 2013, the ASB program concluded with the Company having repurchased a total of 2,209,078 shares. As of June 30, 2013, $125 million remains authorized for repurchase over the next two years.

Consolidated Results of Operations - Three Months Ended June 30, 2013 and 2012

The Company's consolidated results of operations for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30
	2013	2012	Change
	(Dollars in Millions)
Sales	$1,892	$1,693	$199
Cost of sales	1,707	1,565	142
Gross margin	185	128	57
Selling, general and administrative expenses	91	87	4
Interest expense, net	9	6	3
Equity in net income of non-consolidated affiliates	42	103	(61)
Restructuring and other expense	2	11	(9)
Income before income taxes	125	127	(2)
Provision for income taxes	39	42	(3)
Income from continuing operations	86	85	1
Loss from discontinued operations	—	(1)	1
Net income	86	84	2
Net income attributable to non-controlling interests	21	9	12
Net income attributable to Visteon	$65	$75	$(10)
Adjusted EBITDA*	$187	$147	$40

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

The Company's consolidated sales totaled $1,892 million for the three-month period ended June 30, 2013, which represents an increase of $199 million when compared to the same period of 2012. Production volumes and favorable product mix increased sales by $214 million, primarily associated with Asia and North America markets, partially offset by declines in Europe. Favorable currency of $5 million, primarily attributable to the Korean Won, also contributed to the increase. Other reductions of $20 million were associated with customer pricing, net of design actions.

Gross Margin

The Company recorded gross margin of $185 million for the three-month period ended June 30, 2013 compared to $128 million for the same period of 2012. The increase in gross margin of $57 million resulted from favorable production volume of $48 million and design and development recoveries of $11 million.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $91 million and $87 million during the three-month periods ended June 30, 2013 and 2012, respectively. The increase of $4 million was primarily due to compensation factors, HVCC transition costs and other professional fees, partially offset by improved efficiencies in fixed costs associated with the Company's restructuring programs and cost reduction initiatives.

Equity in Net Income of Non-consolidated Affiliates

Equity in the net income of non-consolidated affiliates totaled $42 million and $103 million for the three-month periods ended June 30, 2013 and 2012, respectively, representing a decrease of $61 million. Equity earnings for the three months ended June 30, 2012 included $63 million representing Visteon's equity interest in a non-cash gain recorded by Yanfeng resulting from the excess of fair value over carrying value of a former equity investee that was consolidated effective June 1, 2012. The following table presents summarized financial data for the Company's non-consolidated affiliates. The amounts included in the table below represent 100% of the results of operations of such non-consolidated affiliates.

	Net Sales		Gross Margin		Net Income
	Three Months Ended June 30		Three Months Ended June 30		Three Months Ended June 30
	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)
Yanfeng	$1,920	$991	$296	$178	$57	$185
All other	390	467	56	52	30	27
	$2,310	$1,458	$352	$230	$87	$212

Yanfeng sales and gross margin for the three months ended June 30, 2013 include approximately $527 million and $91 million, respectively, related to activity of a former equity investee that was consolidated effective June 1, 2012. Yanfeng net income for the three months ended June 30, 2012 includes approximately $130 million associated with a non-cash gain on the consolidation of a former equity investee.

Interest Expense, Net

Interest expense for the three-month period ended June 30, 2013 of $11 million included $8 million on the 6.75% senior notes due April 15, 2019, $2 million associated with affiliate debt, and $1 million associated with commitment fees and amortization of debt issuance costs. During the three-month period ended June 30, 2012, interest expense was $10 million, including $9 million on the 6.75% senior notes due April 15, 2019 and $1 million associated with affiliate debt, commitment fees and amortization of debt issuance costs. Interest income of $2 million for three-month period ended June 30, 2013 was lower than $4 million for the same period of 2012 due to lower interest rates, partially offset by higher cash balances.

Restructuring and Other Expenses

Restructuring and other expenses consist of the following:

	Three Months Ended June 30
	2013	2012
	(Dollars in Millions)
Restructuring expenses	$3	$1
Transformation costs	4	10
Gain on sale of equity interest	(5)	—
	$2	$11

During the second quarter of 2013, the Company recorded $3 million of severance and termination benefits associated with approximately 40 employees under a previously announced $100 million program designed to reduce fixed costs and to improve operational efficiency. Utilization during the three months ended June 30, 2013 included payments for severance and other employee termination benefits.

The following is a summary of the Company's consolidated restructuring reserves and related activity for the three-month period ended June 30, 2013.

	Interiors	Climate	Electronics	Corporate	Total
	(Dollars in Millions)
March 31, 2013	32	4	—	6	42
Expenses	1	2	—	—	3
Exchange	1	—	—	—	1
Utilization	(3)	(4)	—	(4)	(11)
June 30, 2013	$31	$2	$—	$2	$35

Additionally, the Company recorded transformation costs of $4 million and $10 million during the three-month periods ended June 30, 2013 and 2012, respectively, related to financial and advisory fees associated with continued execution of its comprehensive value creation plan.

In February 2013, the Company entered into an agreement to sell its 20% equity interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd. for cash proceeds of approximately $20 million. The Company recognized a gain of approximately $5 million upon completion of the sale in the second quarter of 2013.

Income Taxes

The Company's provision for income taxes of $39 million for the three-month period ended June 30, 2013, represents a decrease of $3 million when compared with $42 million in the same period of 2012. The decrease in income tax expense reflects the non-recurrence of $6 million deferred tax expense related to Visteon's equity interest in a non-cash equity investment gain recorded by Yanfeng during the quarter ended June 30, 2012, partially offset by $3 million in other items primarily attributable to overall higher earnings in those countries where the Company is profitable, which includes the year-over-year impact of changes in the mix of earnings and tax rates between jurisdictions.

Discontinued Operations

On August 1, 2012, the Company completed the sale of its Lighting operations for proceeds of approximately $70 million. In connection with the Lighting Transaction, the results of operations of the Lighting business have been classified to “Income from discontinued operations, net of tax” in the Consolidated Statements of Comprehensive Income for the three-month period ended June 30, 2012, and are detailed as follows:

Three Months Ended
June 30, 2012
(Dollars in Millions)
Sales	$126
Cost of sales	113
Gross margin	13
Selling, general and administrative expenses	3
Asset impairments	11
Interest expense	1
Other expense	1
Loss from discontinued operations before income taxes	(3)
Benefit from income taxes	(2)
Loss from discontinued operations, net of tax	$(1)

Net Income

Net income attributable to Visteon was $65 million for the three-month period ended June 30, 2013 compared to net income of $75 million for the same period of 2012, representing a decrease of $10 million. Adjusted EBITDA (as defined below) was $187 million for the three month period ended June 30, 2013, representing an increase of $40 million when compared with Adjusted

EBITDA of $147 million for the same period of 2012. The Company's Adjusted EBITDA increased primarily due to favorable production volume including new business, primarily in Asia and North America, partially offset by price productivity in excess of material and manufacturing efficiencies.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the three month periods ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30
	2013	2012	Change
	(Dollars in Millions)
Adjusted EBITDA	$187	$147	$40
Depreciation and amortization	65	67	(2)
Restructuring and other expense	2	11	(9)
Equity investment gain	—	(63)	63
Interest expense, net	9	6	3
Provision for income taxes	39	42	(3)
Stock-based compensation expense	4	6	(2)
Other non-operating costs, net	3	3	—
Net income attributable to Visteon	$65	$75	$(10)

Segment Results of Operations - Three Months Ended June 30, 2013 and 2012

Sales by Segment

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Three months ended June 30, 2012	$1,065	$304	$352	$(28)	$1,693
Volume and mix	188	58	(17)	(15)	214
Currency	11	(4)	(2)	—	5
Other	(17)	(4)	1	—	(20)
Three months ended June 30, 2013	$1,247	$354	$334	$(43)	$1,892

Climate sales increased during the three-month period ended June 30, 2013 by $182 million. Higher production volumes and net new business increased sales by $188 million. Production volumes increased in all geographic regions, with the most significant impact of new business in Asia. Favorable currency, primarily related to the Korean Won, resulted in an increase of $11 million. Other changes, which decreased sales by $17 million, included customer price productivity, partially offset by favorable commodity pricing and design actions.

Electronics sales increased during the three-month period ended June 30, 2013 by $50 million. Higher production volumes and net new business increased sales by $58 million. Production volumes and new business increased sales in all regions, with the most significant impact of new business in North America. Unfavorable currency of $4 million primarily reflects the weakening Japanese Yen. Other changes, which decreased sales by $4 million, included customer price productivity, partially offset by favorable commodity pricing and design actions.

Interiors sales decreased during the three-month period ended June 30, 2013 by $18 million, primarily reflecting lower production volumes in Europe reflecting weakened economic conditions.

Cost of Sales by Segment

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Three months ended June 30, 2012	$984	$271	$338	$(28)	$1,565
Material	118	39	(14)	(14)	129
Freight and duty	6	(1)	—	—	5
Labor and overhead	40	(1)	—	(2)	37
Depreciation and amortization	1	(1)	(1)	(2)	(3)
Other	(23)	6	(12)	3	(26)
Three months ended June 30, 2013	$1,126	$313	$311	$(43)	$1,707

Climate material costs increased $118 million, including $138 million related to higher production volumes and currency, partially offset by $20 million related to design changes, purchasing improvements and other changes. Labor and overhead increased $40 million primarily related to increased volumes. Other costs decrease of $23 million primarily reflected design changes, purchasing improvements and lower launch and project tool costs. Climate gross margin benefited from cost efficiencies and fixed cost leverage on higher sales volumes during the second quarter of 2013.

Electronics material costs increased $39 million primarily due to higher production volumes. Other costs including engineering, contract manufacturing and launch costs increased by $6 million. Electronics gross margin benefited from cost efficiencies and fixed cost leverage on higher sales volumes during the second quarter of 2013.

Interiors material costs decreased $14 million primarily due to lower production volumes while other cost decreases of $12 million reflect higher design and development cost recoveries during the second quarter of 2013.

Adjusted EBITDA by Segment

Segment adjusted EBITDA for the three months ended June 30, 2013 and 2012 is presented below:

	Three Months Ended June 30
	2013	2012	Change
	(Dollars in Millions)
Climate	$119	$86	$33
Electronics	35	30	5
Interiors	47	39	8
Total Segment Adjusted EBITDA	$201	$155	$46
Reconciling Item:
Corporate	(14)	(8)	(6)
Total consolidated	$187	$147	$40

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

Changes in Adjusted EBITDA by segment are presented below:

	Climate	Electronics	Interiors	Total
	(Dollars in Millions)
Three months ended June 30, 2012	$86	$30	$39	$155
Volume and mix	35	12	(2)	45
Currency	8	(4)	(2)	2
Other	(10)	(3)	12	(1)
Three months ended June 30, 2013	$119	$35	$47	$201
Reconciling Item:
Corporate				(14)
Total Adjusted EBITDA				$187

Climate Adjusted EBITDA for the three months ended June 30, 2013 was $119 million, an increase of $33 million compared to the same period of 2012. The increase includes $35 million due to higher production volumes in all regions with the most significant impact in Asia. Currency increased Adjusted EBITDA by $8 million primarily related to the Korean Won. Other decreases include customer productivity and engineering costs partially offset by the net performance impact of design changes and purchasing improvements.

Electronics Adjusted EBITDA for the three months ended June 30, 2013 was $35 million, an increase of $5 million compared to the same period of 2012. The increase includes $12 million related to higher production volume in all regions, primarily North America. Currency decreased Adjusted EBITDA by $4 million due to the Brazilian Real. Other decreases include customer productivity and engineering costs partially offset by the net performance impact of design changes and purchasing improvements.

Interiors Adjusted EBITDA for the three months ended June 30, 2013 was $47 million, an increase of $8 million compared to the same period of 2012. The increase in Interiors Adjusted EBITDA included $11 million associated with higher design and development cost recoveries and purchasing improvements, partially offset by customer price productivity. Lower production volumes, primarily in Europe, decreased Adjusted EBITDA by $2 million. Unfavorable currency decreased Adjusted EBITDA by $2 million primarily related to the weakening of the Brazilian Real.

Corporate Adjusted EBITDA for the three months ended June 30, 2013 was an expense of $14 million compared to an expense of $8 million for the same period of 2012. The increase in expense resulted from higher compensation factors, HVCC transition costs and professional fees, partially offset by improved efficiencies in fixed costs associated with the Company's restructuring programs and cost reduction initiatives.

Consolidated Results of Operations - Six Months Ended June 30, 2013 and 2012

The Company's consolidated results of operations for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30
	2013	2012	Change
	(Dollars in Millions)
Sales	$3,748	$3,410	$338
Cost of sales	3,409	3,148	261
Gross margin	339	262	77
Selling, general and administrative expenses	177	178	(1)
Interest expense, net	19	15	4
Equity in net income of non-consolidated affiliates	86	145	(59)
Restructuring and other expense	38	74	(36)
Income before income taxes	191	140	51
Provision for income taxes	21	69	(48)
Income from continuing operations	170	71	99
Income from discontinued operations	—	2	(2)
Net income	170	73	97
Net income attributable to non-controlling interests	36	27	9
Net income attributable to Visteon	$134	$46	$88
Adjusted EBITDA*	$357	$290	$67

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

The Company's consolidated sales totaled $3,748 million for the six-month period ended June 30, 2013, which represents an increase of $338 million when compared to the same period of 2012. Production volumes and favorable product mix increased sales by $363 million, primarily associated with Asia and North America markets, partially offset by declines in Europe. Favorable currency of $12 million, primarily attributable to the Korean Won and Euro currencies, also contributed to the increase. Other reductions of $37 million were associated with customer price productivity, net of favorable design actions.

Gross Margin

The Company recorded gross margin of $339 million for the six-month period ended June 30, 2013 compared to $262 million for the same period of 2012. The increase in gross margin of $77 million was associated with favorable production volume and product mix of $80 million. Other manufacturing cost performance was primarily driven by customer price productivity, partially offset by increases in design actions and material and manufacturing efficiencies.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $177 million compared to $178 million for the same period of 2012. The decrease of $1 million includes efficiencies in fixed costs associated with the Company's restructuring programs and cost reduction initiatives, partially offset by increases in compensation factors, HVCC transition costs and professional fees.

Equity in Net Income of Non-consolidated Affiliates

Equity in the net income of non-consolidated affiliates totaled $86 million and $145 million for the six-month periods ended June 30, 2013 and 2012, respectively. Equity earnings for the six months ended June 30, 2012 included $63 million representing Visteon's equity interest in a non-cash gain recorded by Yanfeng resulting from the excess of fair value over carrying value of a former equity investee that was consolidated effective June 1, 2012.

The following table presents summarized financial data for the Company's non-consolidated affiliates. The amounts included in the table below represent 100% of the results of operations of such non-consolidated affiliates.

	Net Sales		Gross Margin		Net Income
	Six Months Ended June 30		Six Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)
Yanfeng	$3,736	$1,784	$569	$300	$126	$257
All other	776	880	82	94	52	44
	$4,512	$2,664	$651	$394	$178	$301

Yanfeng sales and gross margin for the six months ended June 30, 2013 include approximately $1,283 million and $222 million, respectively, related to activity of the above-mentioned former equity investee. Yanfeng net income for the six months ended June 30, 2012 includes approximately $130 million associated with a non-cash gain on the consolidation of a former equity investee.

Interest Expense, Net

Interest expense for the six-month period ended June 30, 2013 of $24 million included $16 million on the 6.75% senior notes due April 15, 2019, $5 million associated with affiliate debt, and $3 million associated with commitment fees and amortization of debt issuance costs. During the six-month period ended June 30, 2012, interest expense was $22 million, including $17 million on the 6.75% senior notes due April 15, 2019, $3 million associated with commitment fees and amortization of debt issuance costs and $2 million associated with affiliate debt. Interest income of $5 million for the six-month period ended June 30, 2013 was $2 million lower than the same period of 2012 primarily due to lower interest rates, as partially offset by higher cash balances.

Restructuring and Other Expenses

Restructuring and other expenses consist of the following:

	Six Months Ended June 30
	2013	2012
	(Dollars in Millions)
Restructuring expenses	$23	$42
Loss on asset contribution	—	14
Transformation costs	20	18
Gain on sale of equity interest	(5)	—
	$38	$74

During the six months ended June 30, 2013, the Company recorded $23 million of severance and termination benefits associated with approximately 180 employees under a previously announced $100 million program designed to reduce fixed costs and to improve operational efficiency. Utilization during the six months ended June 30, 2013 included payments for severance and other employee termination benefits.

During the six-month period ended June 30, 2012, the Company recorded $42 million of restructuring expenses, including $36 million recorded in connection with the previously announced closure of the Company's Cadiz Electronics operation in El Puerto de Santa Maria, Spain. Additionally, the Company agreed to transfer land, building, and machinery with a net book value of approximately $14 million for the benefit of the employees. The Company also recorded approximately $5 million for employee severance and termination benefits during the six-month period ended June 30, 2012, including $3 million associated with the separation of approximately 250 employees at a South American Interiors facility and $2 million associated with 55 voluntary employee separations associated with the Climate action announced in the fourth quarter of 2011.

The following is a summary of the Company's consolidated restructuring reserves and related activity for the three-month period ended June 30, 2013.

	Interiors	Climate	Electronics	Corporate	Total
	(Dollars in Millions)
December 31, 2012	34	1	1	3	39
Expenses	2	16	—	6	24
Reversals	—	—	(1)	—	(1)
Exchange	(1)	—	—	—	(1)
Utilization	(4)	(15)	—	(7)	(26)
June 30, 2013	$31	$2	$—	$2	$35

The Company recorded transformation costs of $20 million and $18 million during the six-month periods ended June 30, 2013 and 2012, respectively, related to financial and advisory fees associated with continued execution of its comprehensive value creation plan.

In February 2013, the Company entered into an agreement to sell its 20% equity interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd. for cash proceeds of approximately $20 million. The Company recognized a gain of approximately $5 million upon completion of the sale in the second quarter of 2013.

Income Taxes

The Company 's provision for income taxes of $21 million for the six-month period ended June 30, 2013, represents a decrease of $48 million when compared with $69 million in the same period of 2012. The decrease in income tax expense includes $57 million associated with changes in unrecognized tax benefits, including interest and penalties, primarily attributable to reevaluating transfer pricing related exposures in Europe and the United States due to audit closures in the first quarter of 2013, as well as the non-recurrence of $6 million deferred tax expense related to Visteon's equity interest in a non-cash equity investment gain recorded by Yanfeng. The decreases in income tax expense were partially offset by $16 million in other items primarily attributable to overall higher earnings in those countries where the Company is profitable, which includes the year-over-year impact of changes in the mix of earnings and tax rates between jurisdictions.

Discontinued Operations

On August 1, 2012, the Company completed the sale of its Lighting operations for proceeds of approximately $70 million. In connection with the Lighting Transaction, the results of operations of the Lighting business have been classified to “Income from discontinued operations, net of tax” in the Consolidated Statements of Comprehensive Income for the six-month period ended June 30, 2012, and are detailed as follows:

Six Months Ended
June 30, 2012
(Dollars in Millions)
Sales	$265
Cost of sales	236
Gross margin	29
Selling, general and administrative expenses	6
Asset impairments	13
Interest expense	1
Other expense	3
Income from discontinued operations before income taxes	6
Provision for income taxes	4
Income from discontinued operations, net of tax	$2

Net Income

Net income attributable to Visteon was $134 million for the six-month period ended June 30, 2013 compared to a net income of $46 million for the same period of 2012, representing an increase of $88 million. Adjusted EBITDA (as defined below) was $357 million for the six month period ended June 30, 2013, representing an increase of $67 million when compared with Adjusted EBITDA of $290 million for the same period of 2012. The Company's Adjusted EBITDA increased primarily due to favorable production volume primarily in Asia and North America, partially offset by price productivity in excess of material and manufacturing efficiencies.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the six month periods ended June 30, 2013 and 2012 is as follows:

	Six Months Ended June 30
	2013	2012	Change
	(Dollars in Millions)
Adjusted EBITDA	$357	$290	$67
Depreciation and amortization	132	131	1
Restructuring and other expense	38	74	(36)
Equity investment gain	—	(63)	63
Interest expense, net	19	15	4
Provision for income taxes	21	69	(48)
Stock-based compensation expense	10	13	(3)
Other non-operating costs, net	3	5	(2)
Net income attributable to Visteon	$134	$46	$88

Segment Results of Operations - Six Months Ended June 30, 2013 and 2012

Sales by Segment

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Six months ended June 30, 2012	$2,088	$633	$745	$(56)	$3,410
Volume and mix	387	96	(79)	(41)	363
Currency	28	(7)	(9)	—	12
Other	(28)	(3)	(6)	—	(37)
Six months ended June 30, 2013	$2,475	$719	$651	$(97)	$3,748

Climate sales increased during the six-month period ended June 30, 2013 by $387 million. Higher production volumes and net new business increased sales by $387 million. Production volumes increased in all geographic regions, with the most significant impact in Asia. Favorable currency, primarily related to the Korean Won and Euro, resulted in an increase of $28 million. Other changes decreased sales by $28 million including customer price productivity, partially offset by favorable commodity pricing and design actions.

Electronics sales increased during the six-month period ended June 30, 2013 by $86 million. Higher production volumes and net new business increased sales by $96 million, primarily driven by growth in North American production volumes and net new business. Unfavorable currency of $7 million primarily reflects weaker Japanese Yen and Brazilian Real currencies. Other changes decreased sales by $3 million, including customer price productivity, partially offset by favorable commodity pricing and design actions.

Interiors sales decreased during the six-month period ended June 30, 2013 by $94 million, primarily reflecting lower production volumes in Europe reflecting weak economic conditions. Unfavorable currency of $9 million, primarily related to the Brazilian Real, further reduced sales. Other changes decreased sales by $6 million, including lower customer agreements and higher customer price productivity.

Cost of Sales by Segment

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Six months ended June 30, 2012	$1,918	$571	$715	$(56)	$3,148
Material	247	71	(60)	(41)	217
Freight and duty	18	(1)	(3)	(1)	13
Labor and overhead	75	1	(14)	(3)	59
Depreciation and amortization	7	(2)	(1)	(7)	(3)
Other	(23)	1	(14)	11	(25)
Six months ended June 30, 2013	$2,242	$641	$623	$(97)	$3,409

Climate material costs increased $247 million, including $284 million related to higher production volumes and currency, partially offset by $37 million of design changes and purchasing improvements. Freight and duty increased $18 million and labor and overhead increased $75 million primarily related to increased volumes. Depreciation and amortization increased $7 million related to capital expenditures supporting growth. Other costs decreased by $23 million associated with favorable design changes and purchasing improvements, partially offset by higher engineering costs.

Electronics material costs increased $71 million, including $87 million related to higher production volumes partially offset by $17 million related to the impact of design changes, purchasing improvements, and other changes.

Interiors material costs decreased $60 million, labor and overhead decreased $14 million and freight and duty decreased $3 million, primarily due to lower production volumes and unfavorable currency. All other costs decreased $14 million, including $9 million of higher design and development cost recoveries and $4 million related to lower engineering costs.

Adjusted EBITDA by Segment

Segment adjusted EBITDA for the six months ended June 30, 2013 and 2012 is presented below:

	Six Months Ended June 30
	2013	2012	Change
	(Dollars in Millions)
Climate	$232	$170	$62
Electronics	65	58	7
Interiors	80	80	—
Total Segment Adjusted EBITDA	$377	$308	$69
Reconciling Item:
Corporate	(20)	(18)	(2)
Total consolidated	$357	$290	$67

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

Changes in Adjusted EBITDA by segment are presented below:

	Climate	Electronics	Interiors	Total
	(Dollars in Millions)
Six months ended June 30, 2012	$170	$58	$80	$308
Volume and mix	77	17	(17)	77
Currency	6	(3)	—	3
Other	(21)	(7)	17	(11)
Six months ended June 30, 2013	$232	$65	$80	$377
Reconciling Item:
Corporate				(20)
Total Adjusted EBITDA				$357

Climate Adjusted EBITDA for the six months ended June 30, 2013 was $232 million, an increase of $62 million compared to the same period of 2012. The increase includes $77 million due to higher production volumes in all regions with the most significant impact in Asia. Currency increased Adjusted EBITDA by $6 million primarily related to favorable Korean Won hedging impacts. Other decreases include customer price productivity, engineering and freight costs, partially offset by favorable design changes and purchasing improvements.

Electronics Adjusted EBITDA for the six months ended June 30, 2013 was $65 million, an increase of $7 million compared to the same period of 2012. The increase includes $17 million related to higher production volume primarily in North America. Currency decreased Adjusted EBITDA by $3 million due to the Brazilian Real. Other decreases include customer price productivity, engineering, freight, and launch costs, partially offset by favorable design changes and purchasing improvements.

Interiors Adjusted EBITDA for the six month periods ended June 30, 2013 and 2012 was $80 million. Lower production volumes, primarily in Europe, resulted in a $17 million decrease, which was offset by higher design and development cost recoveries of $11 million, lower engineering costs and purchasing improvements, partially offset by customer productivity.

Corporate Adjusted EBITDA for the six months ended June 30, 2013 was expense of $20 million, compared to $18 million in the same period of 2012. The increase reflects higher compensation factors, HVCC transition costs and professional fees, partially offset by fixed cost efficiencies resulting from the Company's restructuring programs and cost reduction initiatives.

Liquidity

Overview

The Company's primary liquidity needs are related to the funding of general business requirements, including working capital requirements, capital expenditures, debt service, employee retirement benefits and restructuring actions. The Company funds its liquidity needs with cash flows from operating activities, a substantial portion of which is generated by the Company's international subsidiaries. Accordingly, the Company utilizes a combination of cash repatriation strategies, including dividends, royalties, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet obligations globally. The Company's ability to access funds from its subsidiaries using these repatriation strategies is subject to, among other things, customary regulatory and statutory requirements and contractual arrangements including joint venture agreements and local debt agreements. Additionally, such repatriation strategies may be adjusted or modified as the Company continues to, among other things, rationalize its business portfolio and cost structure. As of June 30, 2013, the Company had total cash balances of $1,008 million, including restricted cash of $25 million. Cash balances totaling $487 million were located in jurisdictions outside of the United States, of which, approximately $175 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds are needed for operations in the U.S. or in other jurisdictions, the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

The Company's ability to fund its liquidity needs is dependent on the level, variability and timing of its customers' worldwide vehicle production, which may be affected by many factors including, but not limited to, general economic conditions, specific industry conditions, financial markets, competitive factors and legislative and regulatory changes. During the first six months of 2013, the global automotive industry experienced modest growth fueled by demand from certain emerging markets, lower interest rates and improved credit availability, which, along with improvements in North America and Asia light vehicle sales and production, more than offset declines in Europe. The Company continues to closely monitor the macroeconomic environment and its impact on vehicle production volumes in relation to the Company's specific cash needs. Further, the Company's intra-year needs are impacted by seasonal effects in the industry, such as mid-year shutdowns, the subsequent ramp-up of new model production and the additional year-end shutdowns by primary customers.

To the extent that the Company's liquidity needs exceed cash provided by its operating activities, the Company would look to cash balances on hand; cash available through existing financing vehicles such as the Company's $130 million asset-based revolving loan credit facility (the "Revolver"); the sale of businesses or other assets as permitted under the Company's credit agreements; affiliate working capital lines of credit, of which the Company had approximately $260 million available as of June 30, 2013; other contractual arrangements; and potential additional capital through the debt or equity markets. Access to these markets is influenced by the Company's credit ratings. At June 30, 2013, the Company's corporate credit ratings were B1 and B+ by Moody's and S&P, respectively, both with a stable outlook.

On January 28, 2013, the Company entered into an amendment to the Revolver to permit, among other things, the sale of certain Climate operations to Halla. In anticipation of the associated reduction in collateral, the Company also reduced its commitment amount under the Revolver from $175 million to $130 million. As of June 30, 2013, the Company had no outstanding borrowings or letter of credit obligations under its revolving loan credit agreement with $114 million available for borrowing. Future borrowing base capacity under the facility may be impacted by the sale of assets. The total purchase price for the sale of certain Climate operations to Halla was $410 million. Halla paid $344 million in the first quarter of 2013 in conjunction with the first phase of the transaction, and all remaining proceeds were paid with the completion of the transaction in the second quarter of 2013.

In January 2013, the Company completed the sale of its 50% equity interest in Visteon TYC Corporation for proceeds of approximately $17 million, which were received in the first quarter of 2013. In June 2013, the Company completed the sale of its 20% equity interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd. ("Dongfeng") for cash proceeds of approximately $20 million. Cash proceeds in excess of amounts deemed necessary for operating liquidity and ongoing business investment, if any, resulting from such potential future transactions would be evaluated for various uses including, but not limited to, addressing the Company's capital structure and pension liabilities.

Share Repurchase Program

In July 2012, the board of directors authorized the repurchase of up to $100 million of the Company's common stock. In January 2013, the board of directors reauthorized the current $100 million and increased the repurchase amount to an additional $200 million, bringing the total share repurchase authorization to $300 million. In March 2013, the Company entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. Under the ASB program, the Company paid the financial institution $125 million and received an initial delivery of 1,713,502 shares of common stock. The value of those shares on the date of delivery was $100 million at $58.36 per share and is included in common stock held in treasury. On April 17, 2013, the ASB program concluded and the Company received an additional 495,576 shares. The final settlement was based on a negotiated discount to the volume weighted average price of the Company's common stock over the term of the ASB agreement. As of June 30, 2013, $125 million remains authorized for repurchase over the next two years. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

Other

During 2012 Korean tax authorities commenced a review of the Company's Korean affiliates (including Halla) for tax years 2007 through 2012 and issued formal notice of assessments, including penalties, of approximately $25 million for alleged underpayment of withholding tax on dividends paid and other items, including certain management service fees charged by Visteon. During the six months ended June 30, 2013, the Company's Korean affiliates have paid approximately $22 million to the Korean tax authorities, as required under Korean tax regulations, to pursue the appeals process. The Company believes that it is more likely than not that it will receive a favorable ruling when all of the available appeals have been exhausted. These appeal payments and contingent income tax refund claims associated with other jurisdictions total $30 million as of June 30, 2013 and are included in Other non-current assets on the consolidated balance sheet.

Cash Flows

Operating Activities

Cash provided from operating activities increased $151 million during the six month period ended June 30, 2013. Approximately $74 million of the increase is related to lower disbursements in Asia associated with favorable timing of contractual payment due dates. Lower restructuring payments of $33 million also contributed to the increase in cash from operating activities. Higher tooling recoveries of $21 million, changes in receivable terms for certain customers in Asia of $16 million, and lower incentive compensation payments of $13 million also contributed to the increase. These increases were partially offset by payment of $22 million to the Korean tax authorities and non-recurrence of customer accommodation agreement payments received during the first six months of 2012 of $19 million. The remaining increase was driven by higher collections as compared to payments related to increased profitability from favorable production volume and product mix.

Investing Activities

Cash used by investing activities decreased $51 million during the six month period ended June 30, 2013 to $75 million, compared with $24 million used by investing activities for the same period in 2012. Investing activities during the six month period ended June 30, 2013 included approximately $114 million of capital spending partially offset by $39 million of proceeds from asset sales which included the sale of the Company's 50% equity interest in Visteon TYC Corporation and 20% equity interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd. Investing activities during the six month period ended June 30, 2012 included approximately $80 million of proceeds from asset sales, primarily related to the Company's corporate headquarters, which partially offset capital spending of $102 million.

Financing Activities

Cash provided from financing activities was $96 million during the six month period ended June 30, 2013, compared with a use of $20 million for the same period in 2012 for an increase of $116 million. Cash provided from financing activities during the six month period ended June 30, 2013 included $195 million of proceeds related to HVCC unsecured bilateral term loans and an increase in other affiliate debt primarily at HVCC, partially offset by $125 million in stock repurchases under an accelerated buyback program and $22 million of dividends paid to non-controlling interests. Financing activities during the six month period ended June 30, 2012 included $22 million of dividends paid to non-controlling interests and reductions in affiliate debt primarily in the Asia Pacific region, partially offset by an increase in the amount drawn under a receivable factoring facility in France.

Debt and Capital Structure

Information related to the Company's debt is set forth in Note 7, "Debt", to the consolidated financial statements included herein under Item 1. For additional information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for specific debt agreements and additional information related to covenants and restrictions.

In July 2012, the board of directors authorized the repurchase of up to $100 million of the Company's common stock. In January 2013, the board of directors reauthorized the current $100 million and increased the repurchase amount to an additional $200 million, bringing the total share repurchase authorization to $300 million. In March 2013, the Company entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. Under the ASB program, the Company paid the financial institution $125 million and received an initial delivery of 1,713,502 shares of common stock. The value of those shares on the date of delivery was $100 million at $58.36 per share and is included in common stock held in treasury. On April 17, 2013, the ASB program concluded and the Company received an additional 495,576 shares. The final settlement was based on a negotiated discount to the volume weighted average price of the Company's common stock over the term of the ASB agreement. In the three month period ended June 30, 2013, no stock had been repurchased outside of the ASB program. As of June 30, 2013, $125 million remains authorized for repurchase over the next two years. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

Off-Balance Sheet Arrangements

The Company has a $15 million Letter of Credit ("LOC") Facility with US Bank National Association, which expires on September 30, 2013. Under the terms of the LOC facility, the Company must maintain a collateral account with U.S. Bank equal to 103% of the aggregated stated amount of the LOCs (or 110% for non-U.S. currencies) with reimbursement for any draws. As of June 30, 2013, the Company had $10 million of outstanding letters of credit issued under this facility and secured by restricted cash. In addition, the Company had $19 million of issued letters of credit to support various customs arrangements and other obligations primarily at its local affiliates, of which $15 million are secured by cash collateral.

The Company has guaranteed approximately $47 million for subsidiary lease payments under various arrangements generally spanning between one to ten years in duration, and approximately $5 million for affiliate credit lines and other credit support agreements. During January 2009, the Company reached an agreement with the PBGC pursuant to U.S. federal pension law provisions that permit the agency to seek protection when a plant closing results in termination of employment for more than 20 percent of employees covered by a pension plan. In connection with this agreement, the Company previously agreed to provide a guarantee by certain affiliates of certain contingent pension obligations of up to $30 million. The guarantee expired on June 30, 2013. These guarantees have not, nor does the Company expect they are reasonably likely to have, a material current or future effect on the Company’s financial position, results of operations or cash flows.

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

The Company's use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Fair value measurements related to derivative assets take into account the non-performance risk of the respective counterparty, while derivative liabilities take into account the non-performance risk of Visteon and its foreign affiliates. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives as of June 30, 2013.

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
Foreign Currency Risk

The Company's net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to protect the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company's primary foreign exchange operating exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of June 30, 2013, the net fair value of foreign currency forward contracts was a liability of $10 million while at December 31, 2012 the net fair value of forward contracts was an asset of $21 million.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $50 million and $55 million as of June 30, 2013 and December 31, 2012, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into foreign exchange contracts to mitigate this exposure.
Interest Rate Risk

The Company is subject to interest rate risk, principally in relation to fixed rate debt. The Company may use derivative financial instruments to manage exposure to fluctuations in interest rates. However, as of June 30, 2013, the Company had no outstanding interest rate derivative instruments.
Approximately 60% and 85% of the Company's borrowings were effectively on a fixed rate basis as of June 30, 2013 and December 31, 2012, respectively. The Company continues to evaluate its interest rate exposure and may use swaps or other derivative instruments again in the future.
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

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarterly period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the second quarter of 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
April 1, 2013 to April 30, 2013	509,595	$56.64	495,576	$125
May 1, 2013 to May 31, 2013	344	$60.42	—	$125
June 1, 2013 to June 30, 2013	—	$0	—	$125
Total	509,939	$56.64	495,576	$125

(1)
This column includes 14,363 shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

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

See Exhibit Index on Page 51, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Michael J. Widgren
Michael J. Widgren
Vice President, Corporate Controller and Chief Accounting Officer

Date: August 8, 2013

Exhibit Index

Exhibit No.	Description
10.1	Visteon Corporation Non-Employee Director Stock Unit Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A of Visteon Corporation filed on April 30, 20113).*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated August 8, 2013.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated August 8, 2013.
32.1	Section 1350 Certification of Chief Executive Officer dated August 8, 2013.
32.2	Section 1350 Certification of Chief Financial Officer dated August 8, 2013.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

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