Form 10-Q
period 2013-09-30
VISTEON CORP
filed 2013-11-07
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013,
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
Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company  __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of October 31, 2013, the registrant had outstanding 48,652,219 shares of common stock.
Exhibit index located on page number 53.

PART I
FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012

Sales	$1,733	$1,624	$5,481	$5,034
Cost of sales	1,590	1,495	4,999	4,643
Gross margin	143	129	482	391
Selling, general and administrative expenses	87	89	264	267
Equity in net income of non-consolidated affiliates	48	38	134	183
Restructuring expense	10	2	33	44
Interest expense	12	17	36	39
Interest income	3	4	8	11
Other expense (income), net	5	(9)	20	23
Income from continuing operations before income taxes	80	72	271	212
Provision for income taxes	20	33	41	102
Income from continuing operations	60	39	230	110
Loss from discontinued operations, net of tax	—	(5)	—	(3)
Net income	60	34	230	107
Net income attributable to non-controlling interests	17	19	53	46
Net income attributable to Visteon Corporation	$43	$15	$177	$61

Basic earnings (loss) per share:
Continuing operations	$0.87	$0.37	$3.51	$1.21
Discontinued operations	—	(0.09)	—	(0.06)
Basic earnings per share attributable to Visteon Corporation	$0.87	$0.28	$3.51	$1.15
Diluted earnings (loss) per share:
Continuing operations	$0.85	$0.37	$3.44	$1.20
Discontinued operations	—	(0.09)	—	(0.06)
Diluted earnings per share attributable to Visteon Corporation	$0.85	$0.28	$3.44	$1.14

Comprehensive income:
Comprehensive income	$115	$96	$205	$163
Comprehensive income attributable to Visteon Corporation	$82	$63	$161	$103

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)
(Unaudited)

	September 30	December 31
	2013	2012

ASSETS
Cash and equivalents	$837	$825
Restricted cash	25	20
Accounts receivable, net	1,139	1,162
Inventories	454	385
Other current assets	269	271
Total current assets	2,724	2,663

Property and equipment, net	1,307	1,326
Equity in net assets of non-consolidated affiliates	837	756
Intangible assets, net	300	332
Other non-current assets	136	79
Total assets	$5,304	$5,156

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$130	$96
Accounts payable	1,056	1,027
Accrued employee liabilities	193	175
Other current liabilities	254	254
Total current liabilities	1,633	1,552

Long-term debt	677	473
Employee benefits	571	571
Deferred tax liabilities	177	181
Other non-current liabilities	161	238

Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding at September 30, 2013 and December 31, 2012)	—	—
Common stock (par value $0.01, 250 million shares authorized, 54 million shares issued, 49 million and 52 million shares outstanding at September 30, 2013 and December 31, 2012, respectively)	1	1
Stock warrants	6	10
Additional paid-in capital	1,265	1,269
Retained earnings	443	266
Accumulated other comprehensive loss	(106)	(90)
Treasury stock	(296)	(71)
Total Visteon Corporation stockholders’ equity	1,313	1,385
Non-controlling interests	772	756
Total equity	2,085	2,141
Total liabilities and equity	$5,304	$5,156

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	September 30
	2013	2012

OPERATING
Net income	$230	$107
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	200	196
Equity in net income of non-consolidated affiliates, net of dividends remitted	(111)	(107)
Stock-based compensation	14	19
Other non-cash items	(2)	22
Changes in assets and liabilities:
Accounts receivable	22	(58)
Inventories	(74)	(54)
Accounts payable	33	41
Accrued income taxes	(56)	9
Other assets and other liabilities	(77)	(12)
Net cash provided from operating activities	179	163

INVESTING
Capital expenditures	(164)	(146)
Proceeds from business divestitures and asset sales	39	188
Other	—	(2)
Net cash (used by) provided from investing activities	(125)	40

FINANCING
Proceeds from issuance of debt, net of issuance costs	204	812
Short-term debt, net	42	2
Principal payments on debt	(5)	(824)
Payments to repurchase common stock	(250)	—
Dividends paid to non-controlling interests	(22)	(23)
Other	5	—
Net cash used by financing activities	(26)	(33)
Effect of exchange rate changes on cash and equivalents	(16)	8
Net increase in cash and equivalents	12	178
Cash and equivalents at beginning of period	825	723
Cash and equivalents at end of period	$837	$901

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

Discontinued Operations: On August 1, 2012, the Company completed the sale of its Lighting operations for proceeds of approximately $70 million. The Company recorded impairment charges principally related to property and equipment of approximately $6 million and $19 million in the three-month and nine-month periods ended September 30, 2012. The results of operations of the Lighting business have been classified to Loss from discontinued operations, net of tax in the Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended September 30, 2012. Discontinued operations are summarized as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
	(Dollars in Millions)
Sales	$32	$297
Cost of sales	28	264
Gross margin	4	33
Selling, general and administrative expenses	1	7
Asset impairments	6	19
Interest expense	1	2
Other expense	1	4
(Loss) income from discontinued operations before income taxes	(5)	1
Provision for income taxes	—	4
Loss from discontinued operations, net of tax	$(5)	$(3)

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $10 million collateral for the Letter of Credit Facility with US Bank National Association, and $15 million related to cash collateral for other corporate purposes at September 30, 2013.

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

NOTE 2. Non-Consolidated Affiliates

The Company recorded equity in net income of non-consolidated affiliates of $48 million and $38 million for the three-month periods ended September 30, 2013 and 2012, respectively. For the nine-month periods ended September 30, 2013 and 2012, the Company recorded $134 million and $183 million, respectively. Equity in net income of non-consolidated affiliates for the nine month period ended September 30, 2012 includes $63 million representing Visteon's equity interest in a non-cash gain recorded by Yanfeng Visteon Automotive Trim Systems Co., Ltd. ("Yanfeng"), a 50% owned non-consolidated affiliate of the Company. The gain resulted from the excess of fair value over carrying value of a former equity investee of Yanfeng that was consolidated effective June 1, 2012 pursuant to changes in the underlying joint venture agreement. The fair value was based on estimates of enterprise value determined using certain financial analysis methodologies including the discounted cash flow analysis. The fair value measurement is classified within level 3 of the fair value hierarchy.

The Company had $837 million and $756 million of equity in the net assets of non-consolidated affiliates at September 30, 2013 and December 31, 2012, respectively. The following table presents summarized financial data for the Company’s non-consolidated affiliates, including Yanfeng, which is considered a significant non-consolidated affiliate. Summarized financial information reflecting 100% of the operating results of the Company's equity investees is provided below:

	Three Months Ended September 30
	Net Sales		Gross Margin		Net Income
	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)
Yanfeng	$2,073	$1,582	$314	$257	$75	$62
All other	303	404	21	46	17	15
	$2,376	$1,986	$335	$303	$92	$77

	Nine Months Ended September 30
	Net Sales		Gross Margin		Net Income
	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)
Yanfeng	$5,809	$3,366	$883	$557	$201	$319
All other	1,079	1,284	103	140	69	59
	$6,888	$4,650	$986	$697	$270	$378

Yanfeng sales and gross margin for the nine months ended September 30, 2013 include approximately $1,283 million and $222 million, respectively, related to the results of operations for the five months ended May 31, 2013 of a former equity investee that was consolidated effective June 1, 2012. Yanfeng net income for the three and nine months ended September 30, 2012 includes approximately $130 million associated with a non-cash gain on the consolidation of above-mentioned former equity investee.

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

Disposition of Yanfeng Equity Investment and Restructuring of Yanfeng Visteon Automotive Electronics Co., Ltd

On August 12, 2013, VIHI, LLC (“VIHI”), a wholly owned subsidiary of Visteon, Huayu Automotive Systems Company Limited (“HASCO”), Yanfeng and Yanfeng Visteon Automotive Electronics Co., Ltd. (“YFVE”) entered into a Master Agreement (the “Master Agreement”), pursuant to which, among other things, Visteon and HASCO have agreed to modify their existing interests in automobile interiors and electronics joint ventures in the People’s Republic of China, including Yanfeng and YFVE.

Pursuant to the Master Agreement, among other transactions, Visteon agreed to sell its 50% ownership interest in Yanfeng to HASCO for cash proceeds of $928 million and to sell its ownership interests in other related interiors investees to Yanfeng for additional proceeds aggregating $96 million. Visteon also agreed to make a cash injection of $58 million into YFVE in exchange for additional equity resulting in a 51% controlling equity interest in YFVE. Pursuant to the Master Agreement, YFVE will sell its interests in certain subsidiaries presently controlled by YFVE to a new holding company that will be owned 50% by Visteon and 50% by Yanfeng. Visteon and Yanfeng have each agreed to contribute the equivalent of approximately $48 million to the holding company, and may make and guarantee loans, respectively, to the holding company to enable it to purchase these equity interests.

At or around the closing of Visteon’s sale of its 50% ownership interest in Yanfeng to HASCO (but not later than two months after the execution of the Master Agreement), the parties to the Master Agreement have agreed that Yanfeng will distribute the equivalent of approximately $115 million to Visteon in respect of the 2012 earnings of Yanfeng, YFVE and certain other entities. In addition, as soon as practicable after Yanfeng’s 2013 annual audit (which is expected to be in March of 2014) Yanfeng has agreed to distribute $69 million to Visteon in respect of Yanfeng’s 2013 earnings. Pursuant to the Master Agreement, Visteon is also entitled to an additional $14 million distribution on each of June 30, 2014 and June 30, 2015 in respect of the earnings of an interiors investee whose equity interests Visteon has agreed to transfer to Yanfeng.

The transactions, which are subject to customary government and regulatory approvals, are expected to be completed in multiple stages and substantially completed by June 2015. The closing of each of the transactions contemplated by the Master Agreement is conditioned on the receipt of required approvals from appropriate governmental authorities (including the appropriate governmental authorities in the People’s Republic of China), the material accuracy of the parties’ representations and warranties and the material performance of covenants. In addition, the closing of most of the transactions contemplated by the Master Agreement is conditioned on the closing of Visteon’s sale of its 50% ownership interest in Yanfeng to HASCO, but Visteon’s injection of cash into YFVE in exchange for additional equity is not so conditioned.

NOTE 3. Restructuring Expense

During the three and nine month periods ended September 30, 2013, the Company recorded $11 million and $35 million, respectively, of restructuring expenses under a previously announced $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency. Costs recorded during the three and nine month periods ended September 30, 2013 were related to employee severance and termination benefits for approximately 250 and 430 employees, respectively. Through September 30, 2013 the Company recorded approximately $70 million of restructuring expenses under this program. The Company anticipates recording additional restructuring expenses related to this program in future periods as underlying plans are finalized.

During the nine months ended September 30, 2012, the Company recorded $44 million of restructuring expenses. Total employee severance and termination benefits was $39 million, of which $31 million was related to the closure of the Cadiz Electronics operation in El Puerto de Santa Maria, Spain, $3 million was associated with the separation of approximately 250 employees at a South American Interiors facility, and $4 million was associated with 70 voluntary employee separations associated with a Climate restructuring action announced in the fourth quarter of 2011. In addition, $5 million of other exit costs was recorded in connection with the closure of the Cadiz Electronics facility.

At September 30, 2013 and December 31, 2012, restructuring liabilities of $31 million and $39 million, respectively, are classified as other current liabilities in the consolidated balance sheets. The following is a summary of the Company's restructuring reserves and related activity for the nine months ended September 30, 2013.

	Interiors	Climate	Electronics	Corporate	Total
	(Dollars in Millions)
December 31, 2012	$34	$1	$1	$3	$39
Expenses	1	14	—	6	21
Reversals	—	—	(1)	—	(1)
Exchange	(2)	—	—	—	(2)
Utilization	(1)	(11)	—	(3)	(15)
March 31, 2013	32	4	—	6	42
Expenses	1	2	—	—	3
Exchange	1	—	—	—	1
Utilization	(3)	(4)	—	(4)	(11)
June 30, 2013	31	2	—	2	35
Expenses	9	2	—	—	11
Reversals	(1)	—	—	—	(1)
Utilization	(10)	(3)	—	(1)	(14)
September 30, 2013	$29	$1	$—	$1	$31
The Company anticipates that the activities associated with these reserves will be completed within a time frame such that significant changes to the restructuring plan are not likely. Utilization is principally related to payments for severance and other employee termination benefits. Given the economically-sensitive and highly competitive nature of the automotive industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including but not limited to, additional restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

NOTE 4. Other Expense (Income), Net

Other expense (income), net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Dollars in Millions)
Transformation costs	$7	$5	$27	$23
UK Administration recovery	(2)	—	(2)	—
Gain on sale of equity interest	—	(19)	(5)	(19)
Loss on debt extinguishment	—	4	—	4
Loss on asset contribution	—	—	—	14
Bankruptcy-related costs	—	1	—	1
	$5	$(9)	$20	$23

Transformation Activities

Business transformation costs of $7 million and $27 million for the three and nine-month periods ended September 30, 2013, were related to financial and advisory services associated with continued execution of the Company's comprehensive value creation plan, including the following activities.

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

•
Interiors strategy - The Company continues to explore alternatives for its Interiors business including, but not limited to, divestiture, partnership or alliance. While the Company views Interiors as a non-core business, it continues to make commitments to this business and intends to divest in the future only under acceptable terms and conditions. In connection with the preparation of the September 30, 2013 financial statements, the Company determined that an indicator of impairment existed in relation to the net assets of its Interiors business, which approximated $180 million as of September 30, 2013.  Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing to run and operate the Interiors business and estimated cash flows associated with the potential sale of the Interiors business. As a result of the analysis, the Company concluded that the assets were not recoverable. However, no impairment was recorded as of September 30, 2013 as the fair value of the underlying assets were determined to be in excess of the respective carrying value. To the extent that a sale transaction becomes more likely to occur in future periods an impairment charge may be required and such charge could be material. As of September 30, 2013 the Company did not meet the specific criteria necessary for the Interiors assets to be considered held for sale.

•
Electronics optimization - Pursuant to the August 2013 Master Agreement the Company and HASCO agreed to restructure their existing electronics ventures in China, whereby the Company will obtain a controlling ownership interest in YFVE. The Company continues to explore opportunities to optimize the size and scale of its Electronics business with a specific focus on cockpit electronic products.

•
Cost reduction program - In November 2012, the Company announced a $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. During the third quarter of 2013, the Company recorded an additional $11 million associated with this program for total inception to date expense under the program of approximately $70 million. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized.

UK Administration Recovery

In September 2013, the Company received a distribution of $2 million under the United Kingdom Insolvency Act of 1986 resulting from the liquidation and recovery process associated with the estate of Visteon UK Limited, a company organized under the laws of England and Wales and a former indirect, wholly-owned subsidiary of the Company. The recovery was primarily related to various trade and loan receivables due from Visteon UK Limited to the Company at the March 2009 date of entry into administration.

Gain on Sale of Equity Interest

In June 2013, the Company completed the sale of its 20% equity interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd. ("Dongfeng") for proceeds of approximately $20 million and recognized a gain of approximately $5 million. Dongfeng is an interiors joint venture based in China with 2012 revenue of $190 million. In August 2012, the Company sold its 50% ownership interest in R-Tek Limited, a UK-based Interiors joint venture, for cash proceeds of approximately $30 million, resulting in a gain of $19 million.

Loss on Debt Extinguishment

Loss on debt extinguishment of $4 million for the three months ended September 30, 2012 was related to unamortized amounts attributable to the Korean Bridge Loan that was repaid during the third quarter 2012.

Loss on Asset Contribution

During the nine months ended September 30, 2012 and in connection with agreements reached with the labor union and the Spanish government for the closure of the Cadiz Electronics operation, the Company transfered land, building and machinery with a net book value of approximately $14 million to the Spanish government for the benefit of the former Cadiz Electronics employees and the El Puerto de Santa Maria, Spain community.

NOTE 5. Inventories, net
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

	September 30	December 31
	2013	2012
	(Dollars in Millions)
Raw materials	$192	$153
Work-in-process	198	174
Finished products	89	78
	479	405
Valuation reserves	(25)	(20)
	$454	$385

NOTE 6. Property and Equipment

Property and equipment, net consists of the following:

	September 30	December 31
	2013	2012
	(Dollars in Millions)
Land	$160	$161
Buildings and improvements	278	269
Machinery, equipment and other	1,238	1,137
Construction in progress	110	100
Total property and equipment	1,786	1,667
Accumulated depreciation	(550)	(421)
	1,236	1,246
Product tooling, net of amortization	71	80
Property and equipment, net	$1,307	$1,326
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Dollars in Millions)
Depreciation	$54	$51	$160	$158
Amortization	3	3	8	8
	$57	$54	$168	$166

NOTE 7. Intangible Assets

Intangible assets, net are comprised of the following:

	September 30, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Dollars in Millions)
Definite-lived intangible assets:
Developed technology	$209	$80	$129	$209	$60	$149
Customer related	124	39	85	124	30	94
Other	22	8	14	22	5	17
	$355	$127	$228	$355	$95	$260

Goodwill and indefinite-lived intangible assets:
Goodwill			$46			$46
Trade names			26			26
			72			72
Total			$300			$332

The Company recorded amortization expense related to definite-lived intangible assets of $11 million and $32 million for the three and nine-month periods ended September 30, 2013. The Company estimates amortization expense to be approximately $42 million for the year ending December 31, 2013. Goodwill and trade names, substantially all of which relate to the Company's Climate reporting unit, are not amortized but are assessed for impairment annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired. The Company performs its annual impairment testing as of the first day of the fourth quarter of each year. No impairment was identified during the periods presented.

NOTE 8. Employee Retirement Benefits

Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. Effective January 1, 2012, matching contributions for the U.S. defined contribution plan are 100% on the first 6% of pay contributed. The expense related to matching contributions was approximately $3 million and $3 million for the three-month periods ended September 30, 2013 and 2012, respectively. The expense related to matching contributions was approximately $9 million and $11 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

Defined Benefit Plans

Net periodic benefit costs for the three-month periods ended September 30, 2013 and 2012 were as follows:

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
	(Dollars in Millions)
Service cost	$—	$—	$5	$5
Interest cost	12	17	7	6
Expected return on plan assets	(16)	(20)	(4)	(4)
Special termination benefits	1	—	—	—
Net pension (benefit) expense	$(3)	$(3)	$8	$7

Net periodic benefit costs for the nine-month periods ended September 30, 2013 and 2012 were as follows:

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
	(Dollars in Millions)
Service cost	$—	$—	$17	$14
Interest cost	36	52	21	20
Expected return on plan assets	(47)	(59)	(14)	(13)
Amortization of actuarial losses	—	—	1	—
Special termination benefits	1	—	—	—
Net pension (benefit) expense	$(10)	$(7)	$25	$21

During the nine-month period ended September 30, 2013, cash contributions to the Company's U.S. and non-U.S. retirement plans were $3 million and $9 million, respectively. The Company anticipates additional 2013 cash contributions to its U.S. and non-U.S. retirement plans of $2 million and $22 million, respectively. The Company’s expected 2013 contributions may be revised.

NOTE 9. Debt

As of September 30, 2013, the Company had total debt outstanding of $807 million, of which $130 million and $677 million was classified as short-term debt and long-term debt, respectively. The Company’s debt consists of the following:

	September 30	December 31
	2013	2012
	(Dollars in Millions)
Short-term debt
Current portion of long-term debt	$2	$3
Other – short-term	128	93
Total short-term debt	$130	$96

Long-term debt
6.75% senior notes due April 15, 2019	446	445
HVCC USD term loan due May 30, 2016	100	—
HVCC KRW term loan due May 30, 2016	93	—
Other	38	28
Total long-term debt	$677	$473

During the first quarter of 2013, HVCC entered into two unsecured bilateral term loan credit agreements with aggregate available borrowings of approximately $195 million, and as of September 30, 2013, the USD equivalent of these agreements was $193 million. Both credit agreements mature in May 2016 and are subject to financial covenants requiring total debt to EBITDA of not greater than 3.2x and a net interest coverage test of more than 3x. The Company was in compliance with such covenants at September 30, 2013.

Other short and long-term debt is primarily related to the Company’s non-U.S. operations and are payable in various currencies. As of September 30, 2013, the Company had international affiliate debt outstanding of $168 million with $130 million and $38 million classified in short-term and long-term debt, respectively. Approximately $143 million of the affiliate debt is related to HVCC of which $112 million and $31 million are classified in short-term and long-term debt, respectively. Short-term affiliate debt also includes an arrangement through a subsidiary in France to sell accounts receivable with recourse on an uncommitted basis. The amount of financing available is dependent on the amount of receivables less customary reserves. At September 30, 2013, the Company had outstanding borrowings under this facility of $17 million with $40 million of receivables pledged as security, which are recorded as Other current assets on the consolidated balance sheet. At December 31, 2012, the Company had outstanding borrowings under this facility of $15 million and $49 million of receivables pledged as security.

NOTE 10. Income Taxes

During the three and nine-month periods ended September 30, 2013 the Company recorded income tax provisions of $20 million and $41 million, respectively. The Company's provision for income taxes includes income tax expense in countries where the Company is profitable, withholding taxes, changes in uncertain tax benefits, and the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions to the extent not offset by other categories of income. Pre-tax losses in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $57 million and $70 million, respectively, for the three-month periods ended September 30, 2013 and 2012. The Company provides for U.S. and non-U.S. income taxes and non-U.S. withholding taxes on the projected future repatriations of the earnings from its non-U.S. operations at each tier of the legal entity structure. During the three-month periods ended September 30, 2013 and 2012, the Company recognized expense of $4 million and $5 million, respectively, reflecting the Company's forecasts which contemplate numerous financial and operational considerations that impact future repatriations.

The Company's provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income before income taxes, excluding equity in net income of non-consolidated affiliates for the period. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company's operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. The Company is also required to record the tax impact of other non-recurring tax items, including changes in judgments about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will continue to cause variability in the Company's quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent adjusted historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. During the third quarter of 2013, management initiated actions to merge certain Korean legal entities after assessing feasibility and other ramifications associated with such measures. The planned merger should result in the future utilization of foreign tax credits in Korea for which a valuation allowance was previously recorded, and consequently, the Company recognized a tax benefit of $12 million related to the elimination of the related valuation allowance during the third quarter of 2013.

Unrecognized Tax Benefits

Gross unrecognized tax benefits were $71 million at September 30, 2013 and $117 million at December 31, 2012, of which approximately $29 million and $71 million, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at September 30, 2013 and December 31, 2012 were $22 million and $36 million, respectively.

During the second quarter of 2013, the IRS commenced the audit of the Company's U.S. tax returns for the 2010 and 2011 tax years. At this stage in the audit, the Company is not aware of any proposed income tax adjustments that would have a material impact on the Company's effective tax rate due to the valuation allowances maintained against the Company's U.S. tax attributes. During the first quarter of 2013, the tax authorities in Spain completed an income tax examination related to the tax years 2006 through 2009 and the Company reached an agreement regarding its transfer pricing methodology resulting in a cash settlement of $2 million. During the second quarter of 2013, the Company paid $2 million to settle other tax matters (primarily in Mexico). Other net decreases in the Company's gross unrecognized tax benefits that impact the effective tax rate total approximately $38 million and primarily relate to reevaluating prior year uncertain tax positions associated with the examination in Spain which further validated the transfer pricing methodologies to allocate income and expense among jurisdictions in Europe and the United States.

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

Nine Months Ended
September 30, 2013
(Dollars in Millions)
Beginning balance	$117
Additions to tax positions related to current period	6
Additions to tax positions related to prior periods	5
Reductions to tax positions related to prior periods	(51)
Settlements with tax authorities	(4)
Lapses in statute of limitations	(2)
Ending balance	$71

During 2012 Korean tax authorities commenced a review of the Company's Korean affiliates (including Halla) for tax years 2007 through 2012 and issued formal notice of assessments, including penalties, of approximately $25 million for alleged underpayment of withholding tax on dividends paid and other items, including certain management service fees charged by Visteon. During the nine months ended September 30, 2013, the Company's Korean affiliates paid approximately $23 million to the Korean tax authorities, as required under Korean tax regulations, to pursue the appeals process. The Company believes that it is more likely than not that it will receive a favorable ruling when all of the available appeals have been exhausted. Also during 2012, Brazilian tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) of approximately $15 million related to the sale of its chassis business to a third party. During the third quarter of 2013, after attempts to reopen an appeal of the administrative decision failed, Sistemas opened a judicial proceeding against the government to address the notice which required a deposit in the amount of the assessment to suspend the debt and allow Sistemas to operate regularly before the tax authorities. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments in Korea and Brazil, as well as contingent income tax refund claims associated with other jurisdictions, total $47 million as of September 30, 2013 and are included in Other non-current assets on the consolidated balance sheet.

NOTE 11. Stockholders’ Equity and Non-controlling Interests

Changes in Visteon equity including non-controlling interests ("NCI") for the three and nine-months ended September 30, 2013 and 2012 are as follows.

	2013			2012
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Three Months Ended September 30:
Stockholders' equity beginning balance	$1,352	$745	$2,097	$1,433	$695	$2,128
Income from continuing operations	43	17	60	20	19	39
Loss from discontinued operations	—	—	—	(5)	—	(5)
Net income	43	17	60	15	19	34
Other comprehensive income (loss)
Foreign currency translation adjustments	36	14	50	44	13	57
Benefit plans	(2)	—	(2)	2	—	2
Unrealized hedging gains	5	2	7	2	1	3
Total other comprehensive income	39	16	55	48	14	62
Stock-based compensation, net	4	—	4	3	—	3
Share repurchase	(125)	—	(125)	—	—	—
Dividends paid to non-controlling interests	—	(6)	(6)	—	(5)	(5)
Stockholders' equity ending balance	$1,313	$772	$2,085	$1,499	$723	$2,222

Nine Months Ended September 30:
Stockholders' equity beginning balance	$1,385	$756	$2,141	$1,307	$690	$1,997
Income from continuing operations	177	53	230	64	46	110
Loss from discontinued operations	—	—	—	(3)	—	(3)
Net income	177	53	230	61	46	107
Other comprehensive income (loss)
Foreign currency translation adjustments	(18)	(6)	(24)	25	10	35
Benefit plans	8	—	8	1	—	1
Unrealized hedging (loss) gains	(6)	(3)	(9)	16	4	20
Total other comprehensive (loss) income	(16)	(9)	(25)	42	14	56
Stock-based compensation, net	14	—	14	16	—	16
Warrant exercises	3	—	3	—	—	—
Common stock contribution to U.S. pension plans	—	—	—	73	—	73
Share repurchase	(250)	—	(250)	—	—	—
Dividends paid to non-controlling interests	—	(28)	(28)	—	(27)	(27)
Stockholders' equity ending balance	$1,313	$772	$2,085	$1,499	$723	$2,222

Non-controlling interests in the Visteon Corporation economic entity are comprised of the following:

	September 30	December 31
	2013	2012
	(Dollars in Millions)
Halla Visteon Climate Control Corporation	$736	$723
Visteon Interiors Korea Ltd	21	20
Other	15	13
Total non-controlling interests	$772	$756
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

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component includes:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(145)	$(31)	$(90)	$(25)
Other comprehensive income (loss) before reclassification, net of tax	42	53	(8)	47
Amounts reclassified from AOCI	(3)	(5)	(8)	(5)
Ending balance	$(106)	$17	$(106)	$17

Changes in AOCI by component:
Foreign currency translation adjustments
Beginning balance	$(43)	$(60)	$11	$(41)
Other comprehensive income (loss) before reclassification, net of tax	36	43	(16)	24
Amounts reclassified from AOCI (a)	—	1	(2)	1
Ending balance	(7)	(16)	(7)	(16)
Benefit plans
Beginning balance	(98)	24	(108)	25
Other comprehensive (loss) income before reclassification, net of tax (b)	(2)	2	7	1
Amounts reclassified from AOCI (c)	—	—	1	—
Ending balance	(100)	26	(100)	26
Unrealized hedging gains (loss)
Beginning balance	(4)	5	7	(9)
Other comprehensive income (loss) before reclassification, net of tax (d)	8	8	1	22
Amounts reclassified from AOCI (e)	(3)	(6)	(7)	(6)
Ending balance	1	7	1	7
AOCI ending balance	$(106)	$17	$(106)	$17
(a) Amount included in Other expense in Consolidated Statement of Comprehensive Income.
(b) Tax expense of $3 million is related to benefit plans for the nine month periods ended September 30, 2013.
(c) Amount included in the computation of net periodic pension cost. (See Note 8 Employee retirement benefits for additional details.)
(d) Tax expenses of $3 million and $1 million are related to unrealized hedging gains (loss) for the three months ended September 30, 2013 and 2012, respectively. Tax benefit of $3 million and tax expense of $5 million are related to unrealized hedging gains (loss) for the nine months ended September 30, 2013 and 2012, respectively.
(e) Amount is included in Cost of sales in Consolidated Statement of Comprehensive Income.

Share Repurchase Program

In July 2012, the board of directors authorized the repurchase of up to $100 million of the Company's common stock. In January 2013, the board of directors reauthorized the previously authorized $100 million and increased the repurchase amount an additional $200 million, bringing the total share repurchase authorization to $300 million. In March 2013, the Company entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. Under the program, the Company paid the financial institution $125 million and received an initial delivery of 1,713,502 shares of common stock. The value of those shares on the date of delivery was $100 million at $58.36 per share and is included in common stock held in treasury. On April 17, 2013, the program concluded, and the Company received an additional 495,576 shares.

In August 2013, the Company's board of directors raised the authorization of its remaining share repurchase program from $125 million to $1 billion over the next two years. The Company entered into another ASB program in August 2013 with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. The Company paid the financial institution $125 million and received an initial delivery of 1,368,925 shares of common stock. The value of those shares on the date of delivery was $100 million at $73.05 per share and is included in common stock held in treasury. The final settlement will be based on a negotiated discount to the volume weighted average price of the Company's common stock over the term of the ASB program agreement. As of September 30, 2013, $875 million remains authorized and available for repurchase through December 31, 2015.

NOTE 12. Earnings (Loss) Per Share

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

The table below provides details underlying the calculations of basic and diluted earnings (loss) per share.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Dollars in Millions, Except Per Share Amounts)
Numerator:
Income from continuing operations	$43	$20	$177	$64
Loss from discontinued operations	—	(5)	—	(3)
Net income attributable to Visteon	$43	$15	$177	$61
Denominator:
Average common stock outstanding	49.4	53.3	50.4	53.1
Dilutive effect of warrants and performance stock units	1.0	0.5	1.1	0.4
Diluted shares	50.4	53.8	51.5	53.5

Basic and Diluted Earnings (Loss) Per Share Data:
Basic earnings (loss) per share
Continuing operations	$0.87	$0.37	$3.51	$1.21
Discontinued operations	—	(0.09)	—	(0.06)
Basic earnings per share attributable to Visteon	$0.87	$0.28	$3.51	$1.15
Diluted earnings (loss) per share
Continuing operations	$0.85	$0.37	$3.44	$1.20
Discontinued operations	—	(0.09)	—	(0.06)
Diluted earnings per share attributable to Visteon	$0.85	$0.28	$3.44	$1.14

The effect of certain common stock equivalents including warrants and stock options was excluded from the computation of weighted average diluted shares outstanding as inclusion of such items would be anti-dilutive. A summary of common stock equivalents excluded from the computation of weighted average diluted shares outstanding is as follows:

	Three Months Ended						Nine Months Ended
	September 30						September 30
	2013			2012			2013			2012
	(In Millions, Except Per Share Amounts)
Stock Warrants:
Number of stock warrants	—			1.5			—			1.5
Exercise price	$—			$58.80			$—			$58.80
Stock Options:
Number of stock options	0.2			0.5			0.2			0.4
Exercise price	$44.55	-	$74.08	$44.55	-	$74.08	$44.55	-	$74.08	$44.55	-	$74.08

NOTE 13. Fair Value Measurements and Financial Instruments

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

The fair value of the Company's debt was approximately $835 million at September 30, 2013 and $600 million at December 31, 2012. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt is classified as Level 1, "Market Prices" and Level 2, “Other Observable Inputs” in the fair value hierarchy, respectively.

Financial Instruments

The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Where possible, the Company utilizes derivative financial instruments, including forward and option contracts, to protect the Company’s cash flow from changes in exchange rates. The maximum length of time over which the Company hedges the variability in the future cash flows for forecasted transactions excluding those forecasted transactions related to the payment of variable interest on existing debt is up to eighteen months from the date of the forecasted transaction. Foreign currency exposures are reviewed monthly and natural offsets are considered prior to entering into a derivative financial instrument.

The Company’s primary foreign currency exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint, Indian Rupee and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of September 30, 2013 and December 31, 2012, the Company had forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $432 million and $554 million, respectively. Fair value estimates of these contracts are based on quoted market prices. A portion of these instruments has been designated as cash flow hedges with the effective portion of the gain or loss reported in the Accumulated other comprehensive income (loss) component of Stockholders’ equity in the Company’s consolidated balance sheets and the ineffective portion recorded as Cost of sales in the Company’s consolidated statements of comprehensive income.

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

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated and non-designated as hedging instruments are as follows:

Assets			Liabilities
	September 30	December 31		September 30	December 31
Classification	2013	2012	Classification	2013	2012
	(Dollars in Millions)			(Dollars in Millions)
Designated:			Designated:
Other current assets	$4	$16	Other current assets	$—	$1
Other current liabilities	1	1	Other current liabilities	2	1
Non-designated:			Non-designated:
Other current assets	4	6	Other current assets	—	—
	$9	$23		$2	$2

	Gross Amount Recognized		Gross Amounts offset in the Statement of Financial Position		Net Amounts Presented in the Statement of Financial Position
	September 30	December 31	September 30	December 31	September 30	December 31
	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)
Foreign currency derivatives
Assets:
Designated	$4	$17	$—	$1	$4	$16
Non-designated	4	6	—	—	4	6
	$8	$23	$—	$1	$8	$22
Liabilities:
Designated	$2	1	$1	$—	$1	$1
	$2	$1	$1	$—	$1	$1

Gains and loss associated with derivative financial instruments recorded in Cost of sales for the three and nine-month periods ended September 30, 2013 and 2012 are presented in the table below.

	Recorded in AOCI, net of tax		Reclassified from AOCI into Income		Recorded in Income
	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)
Three Months Ended September 30:
Cash flow hedges	$5	$2	$3	$6	$—	$—
Non-designated cash flow hedges	—	—	—	—	1	(3)
	$5	$2	$3	$6	$1	$(3)

Nine Months Ended September 30:
Cash flow hedges	$(6)	$16	$7	$6	$—	$—
Non-designated cash flow hedges	—	—	—	—	2	(4)
	$(6)	$16	$7	$6	$2	$(4)

Concentrations of Credit Risk

Financial instruments, including cash equivalents, marketable securities, derivative contracts and accounts receivable, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are with investment and commercial banks with significant experience using such derivatives and is assessed on a net basis. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty and through monitoring counterparty credit risks. The Company’s concentration of credit risk related to derivative contracts at September 30, 2013 and December 31, 2012 is not significant. With the exception of the customers below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at September 30, 2013 and December 31, 2012, respectively.

	September 30	December 31
	2013	2012
Ford and affiliates	26%	19%
Hyundai Mobis Company	14%	16%
Hyundai Motor Company	7%	10%
Management periodically performs credit evaluations of its customers and generally does not require collateral.

NOTE 14. Commitments and Contingencies

Guarantees and Commitments

The Company has guaranteed approximately $45 million of subsidiary lease payments under various arrangements generally spanning between one to ten years in duration, and $6 million for affiliate credit lines and other credit support agreements.

Litigation and Claims

In August 2011, Halla Visteon Climate Control Corp., the Company’s South Korean subsidiary (“HVCC”), acquired a 37.5% equity interest in Wuhu Bonaire Automotive Electrical Systems Co., Ltd., a company organized under the laws of the People’s Republic of China (“Bonaire”). Bonaire manufactures and sells automotive HVAC components primarily to Chinese automobile manufacturers. The Company recently received information indicating that Bonaire sold certain HVAC products to Crouse (P.J.S) Co., an automotive supply company located in Iran. These sales produced approximately $420,000 in revenue for Bonaire between January 2013 and October 2013. Bonaire appears to have entered into these transactions without HVCC’s advance knowledge and contrary to the parties’ joint venture contract, which requires compliance with U.S. export controls laws. No additional sales were made after this period and the supply contract has been terminated.

In November 2013, the Company and HVCC jointly filed an Initial Notice of Voluntary Self-Disclosure statement with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding the issues described above. Pursuant to that Initial Notice, the Company and HVCC will review these issues and furnish OFAC with a detailed narrative account of any potential sanctions violations. OFAC may conclude that our actions resulted in violations of U.S. economic sanctions laws and warrant the imposition of civil penalties, such as fines, limitations on our ability to export products from the United States, and/or referral for further investigation by the U.S. Department of Justice. Any such fines or restrictions may be material to the Company’s financial results in the period in which they are imposed. Additionally, disclosure of Bonaire’s conduct and any fines or other action relating to this conduct could harm the Company’s reputation and have a material adverse effect on our business, operating results and financial condition. Although the Company plans to file its full report with OFAC within the next 60 days, it cannot predict when OFAC will conclude its review of that report or whether it will impose any of the potential penalties described above.

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

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of September 30, 2013, the Company maintained accruals of approximately $8 million for claims aggregating approximately $146 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

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

In December of 2009, the Court granted the Debtors' motion in part authorizing them to terminate or amend certain other postretirement employee benefits, including health care and life insurance. On December 29, 2009, the IUE-CWA, the Industrial Division of the Communications Workers of America, AFL-CIO, CLC, filed a notice of appeal of the Court's order with the District Court. By order dated March 31, 2010, the District Court affirmed the Court's order in all respects. On April 1, 2010, the IUE filed a notice of appeal. On July 13, 2010, the Circuit Court reversed the order of the District Court as to the IUE-CWA and directed the District Court to, among other things, direct the Court to order the Company to take whatever action is necessary to immediately restore terminated or modified benefits to their pre-termination/modification levels. On July 27, 2010, the Company filed a Petition for Rehearing or Rehearing En Banc requesting that the Circuit Court review the panel’s decision, which was denied. By orders dated August 30, 2010, the Court ruled that the Company should restore certain other postretirement employee benefits to the appellant-retirees and also to salaried retirees and certain retirees of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”). On September 1, 2010, the Company filed a Notice of Appeal to the District Court of the Court's decision to include non-appealing retirees, and on September 15, 2010 the UAW filed a Notice of Cross-Appeal. The appeals process includes mandatory mediation of the dispute. The Company subsequently reached an agreement with the original appellants in late-September 2010, which resulted in the Company not restoring other postretirement employee benefits of such retirees. On September 30, 2010, the UAW filed a complaint, which it amended on October 1, 2010, in the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after the Effective Date. The parties reached a preliminary settlement agreement in January 2013, but it was later terminated by the plaintiffs. On October 22, 2013, the U.S. District Court for the Eastern District of Michigan issued an order denying the Company's motion to dismiss the UAW's complaint and granted its motion to transfer the case to the U.S. District Court for the District of Delaware. As of September 30, 2013, the Company maintains an accrual for claims that are deemed probable of loss and are reasonably estimable based on the pending settlement.

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

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At September 30, 2013, the Company had recorded a reserve of approximately $1 million for environmental matters.

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

The components of changes in the Company's accruals for warranty and recall claims for the nine months ended September 30, 2013 and 2012 are provided below.

	Nine Months Ended September 30
	2013	2012
	(Dollars in Millions)
Beginning balance	$57	$66
Accruals for products shipped	12	15
Settlements	(12)	(14)
Changes in estimates	(4)	(1)
Currency	(1)	(1)
Ending balance	$52	$65

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at September 30, 2013 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 15. Segment Information

Segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision-maker, or a decision-making group, in deciding the allocation of resources and in assessing performance. The Company’s Chief Operating Decision Making Group ("CODM Group"), comprised of the Chief Executive

Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluates the performance of the Company’s segments primarily based on net sales, before elimination of inter-company shipments, Adjusted EBITDA (non-GAAP financial measure) and operating assets. The Company defines Adjusted EBITDA as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of asset impairments, gains or losses on divestitures, discontinued operations, net restructuring expenses and other reimbursable costs, non-cash stock-based compensation expense, certain employee charges and benefits, reorganization items and other non-operating gains and losses. Operating assets include inventories and property and equipment utilized in the manufacture of the segments’ products.

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

•	Interiors — The Company’s Interiors product line includes instrument panels, cockpit modules, door trim and floor consoles.

Segment Sales

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Dollars in Millions)
Climate	$1,131	$1,024	$3,606	$3,112
Electronics	340	304	1,059	937
Interiors	293	307	944	1,052
Eliminations	(31)	(11)	(128)	(67)
Total consolidated	$1,733	$1,624	$5,481	$5,034

Segment Adjusted EBITDA

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Dollars in Millions)
Climate	$99	$82	$331	$252
Electronics	32	20	97	78
Interiors	43	44	123	124
Total Segment Adjusted EBITDA	$174	$146	$551	$454
Reconciling Item:
Corporate	(14)	(12)	(34)	(30)
Total Adjusted EBITDA	$160	$134	$517	$424

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

A reconciliation of Adjusted EBITDA to net income (loss) attributable to Visteon is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Dollars in Millions)
Total Adjusted EBITDA	$160	$134	$517	$424
Interest expense, net	9	13	28	28
Provision for income taxes	20	33	41	102
Depreciation and amortization	68	64	200	195
Restructuring expense	10	2	33	44
Equity in gain of non-consolidated affiliate	—	—	—	(63)
Non-cash, stock-based compensation expense	4	6	14	19
Other	6	1	24	38
Net income attributable to Visteon	$43	$15	$177	$61

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

Segment Operating Assets

	Inventories, Net		Property and Equipment, Net
	September 30	December 31	September 30	December 31
	2013	2012	2013	2012
	(Dollars in Millions)
Climate	$340	$276	$1,000	$974
Electronics	72	67	102	119
Interiors	42	42	184	178
Total Segment Operating Assets	454	385	1,286	1,271
Reconciling Item:
Corporate	—	—	21	55
Total consolidated	$454	$385	$1,307	$1,326

Corporate reconciling item includes property and equipment associated with the Company's corporate headquarters and other administrative support functions.

NOTE 16. Condensed Consolidating Financial Information of Guarantor Subsidiaries

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

VISTEON CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$35	$268	$1,574	$(144)	$1,733
Cost of sales	66	216	1,452	(144)	1,590
Gross margin	(31)	52	122	—	143
Selling, general and administrative expenses	18	11	58	—	87
Equity in net income of non-consolidated affiliates	—	—	48	—	48
Restructuring expense	—	—	10	—	10
Interest expense (income), net	8	(1)	2	—	9
Other expense (income), net	7	—	(2)	—	5
(Loss) income from continuing operations before income taxes and earnings of subsidiaries	(64)	42	102	—	80
Provision for income taxes	—	—	20	—	20
(Loss) income from continuing operations before earnings of subsidiaries	(64)	42	82	—	60
Equity in earnings of consolidated subsidiaries	107	7	—	(114)	—
Net income	43	49	82	(114)	60
Net income attributable to non-controlling interests	—	—	17	—	17
Net income attributable to Visteon Corporation	$43	$49	$65	$(114)	$43
Comprehensive income:
Comprehensive income	$82	$86	$134	$(187)	$115
Comprehensive income attributable to Visteon Corporation	$82	$86	$101	$(187)	$82

	Three Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$70	$320	$1,435	$(201)	$1,624
Cost of sales	128	265	1,303	(201)	1,495
Gross margin	(58)	55	132	—	129
Selling, general and administrative expenses	25	14	50	—	89
Equity in net income of non-consolidated affiliates	—	—	38	—	38
Restructuring expense	—	—	2	—	2
Interest expense (income), net	11	—	2	—	13
Other expense (income), net	6	—	(15)	—	(9)
(Loss) income from continuing operations before income taxes and earnings of subsidiaries	(100)	41	131	—	72
Provision for income taxes	2	—	31	—	33
(Loss) income from continuing operations before earnings of subsidiaries	(102)	41	100	—	39
Equity in earnings of consolidated subsidiaries	120	70	—	(190)	—
Income from continuing operations	18	111	100	(190)	39
(Loss) income from discontinued operations, net of tax	(3)	4	(6)	—	(5)
Net income	15	115	94	(190)	34
Net income attributable to non-controlling interests	—	—	19	—	19
Net income attributable to Visteon Corporation	$15	$115	$75	$(190)	$15
Comprehensive loss:
Comprehensive income	$61	$165	$157	$(287)	$96
Comprehensive income attributable to Visteon Corporation	$61	$165	$124	$(287)	$63

	Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$117	$879	$4,991	$(506)	$5,481
Cost of sales	234	706	4,565	(506)	4,999
Gross margin	(117)	173	426	—	482
Selling, general and administrative expenses	51	30	183	—	264
Equity in net income of non-consolidated affiliates	—	—	134	—	134
Restructuring expense	4	—	29	—	33
Interest expense (income), net	26	(2)	4	—	28
Other expense (income), net	27	—	(7)	—	20
(Loss) income from continuing operations before income taxes and earnings of subsidiaries	(225)	145	351	—	271
Provision for income taxes	1	—	40	—	41
(Loss) income from continuing operations before earnings of subsidiaries	(226)	145	311	—	230
Equity in earnings of consolidated subsidiaries	403	202	—	(605)	—
Net income	177	347	311	(605)	230
Net income attributable to non-controlling interests	—	—	53	—	53
Net income attributable to Visteon Corporation	$177	$347	$258	$(605)	$177
Comprehensive income:
Comprehensive income	$161	$334	$288	$(578)	$205
Comprehensive income attributable to Visteon Corporation	$161	$334	$244	$(578)	$161

	Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$172	$1,038	$4,627	$(803)	$5,034
Cost of sales	347	856	4,243	(803)	4,643
Gross margin	(175)	182	384	—	391
Selling, general and administrative expenses	59	47	161	—	267
Equity in net income of non-consolidated affiliates	—	—	183	—	183
Restructuring expense	—	—	44	—	44
Interest expense (income), net	30	(2)	—	—	28
Other expense (income), net	22	—	1	—	23
(Loss) income from continuing operations before income taxes and earnings of subsidiaries	(286)	137	361	—	212
Provision for income taxes	3	—	99	—	102
(Loss) income from continuing operations before earnings of subsidiaries	(289)	137	262	—	110
Equity in earnings of consolidated subsidiaries	365	189	—	(554)	—
Income from continuing operations	76	326	262	(554)	110
(Loss) income from discontinued operations, net of tax	(15)	42	(30)	—	(3)
Net income	61	368	232	(554)	107
Net income attributable to non-controlling interests	—	—	46	—	46
Net income attributable to Visteon Corporation	$61	$368	$186	$(554)	$61
Comprehensive loss:
Comprehensive income	$103	$412	$294	$(646)	$163
Comprehensive income attributable to Visteon Corporation	$103	$412	$234	$(646)	$103

VISTEON CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Cash and equivalents	$322	$33	$482	$—	$837
Accounts receivable, net	342	866	1,225	(1,294)	1,139
Inventories	7	18	429	—	454
Other current assets	27	27	240	—	294
Total current assets	698	944	2,376	(1,294)	2,724

Property and equipment, net	12	19	1,276	—	1,307
Investment in affiliates	1,996	1,363	—	(3,359)	—
Equity in net assets of non-consolidated affiliates	—	—	837	—	837
Intangible assets, net	—	16	284	—	300
Other non-current assets	9	59	128	(60)	136
Total assets	$2,715	$2,401	$4,901	$(4,713)	$5,304

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$461	$46	$307	$(684)	$130
Accounts payable	112	223	1,284	(563)	1,056
Other current liabilities	84	20	343	—	447
Total current liabilities	657	289	1,934	(1,247)	1,633

Long-term debt	450	45	290	(108)	677
Employee benefits	254	28	289	—	571
Other non-current liabilities	41	4	293	—	338

Stockholders’ equity:
Total Visteon Corporation stockholders’ equity	1,313	2,035	1,240	(3,275)	1,313
Non-controlling interests	—	—	855	(83)	772
Total equity	1,313	2,035	2,095	(3,358)	2,085
Total liabilities and equity	$2,715	$2,401	$4,901	$(4,713)	$5,304

	December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Cash and equivalents	$191	$54	$580	$—	$825
Accounts receivable, net	279	676	1,138	(931)	1,162
Inventories	15	23	347	—	385
Other current assets	24	32	235	—	291
Total current assets	509	785	2,300	(931)	2,663

Property and equipment, net	20	62	1,244	—	1,326
Investment in affiliates	2,024	1,587	—	(3,611)	—
Equity in net assets of non-consolidated affiliates	—	—	756	—	756
Intangible assets, net	86	45	201	—	332
Other non-current assets	14	—	70	(5)	79
Total assets	$2,653	$2,479	$4,571	$(4,547)	$5,156

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$266	$24	$225	$(419)	$96
Accounts payable	172	159	1,204	(508)	1,027
Other current liabilities	76	27	326	—	429
Total current liabilities	514	210	1,755	(927)	1,552

Long-term debt	450	—	29	(6)	473
Employee benefits	258	34	279	—	571
Other non-current liabilities	46	7	366	—	419

Stockholders’ equity:
Total Visteon Corporation stockholders’ equity	1,385	2,228	1,386	(3,614)	1,385
Non-controlling interests	—	—	756	—	756
Total equity	1,385	2,228	2,142	(3,614)	2,141
Total liabilities and equity	$2,653	$2,479	$4,571	$(4,547)	$5,156

VISTEON CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net cash (used by) provided from operating activities	$(142)	$63	$258	$—	$179
Investing activities
Capital expenditures	(1)	(4)	(159)	—	(164)
Dividends received from consolidated subsidiaries	519	437	—	(956)	—
Proceeds from business divestitures and asset sales	—	—	39	—	39
Net cash provided from (used by) investing activities	518	433	(120)	(956)	(125)
Financing activities
Proceeds from issuance of debt, net of issuance costs	—	—	204	—	204
Short-term debt, net	—	—	42	—	42
Principal payments on debt	—	—	(5)	—	(5)
Payments to repurchase common stock	(250)	—	—	—	(250)
Dividends paid to consolidated subsidiaries	—	(518)	(438)	956	—
Dividends paid to non-controlling interests	—	—	(22)	—	(22)
Other	5	—	—	—	5
Net cash used by financing activities	(245)	(518)	(219)	956	(26)
Effect of exchange rate changes on cash and equivalents	—	1	(17)	—	(16)
Net increase (decrease) in cash and equivalents	131	(21)	(98)	—	12
Cash and equivalents at beginning of period	191	54	580	—	825
Cash and equivalents at end of period	$322	$33	$482	$—	$837

	Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net cash (used by) provided from operating activities	$(75)	$101	$137	$—	$163
Investing activities
Capital expenditures	(4)	(8)	(134)	—	(146)
Dividends received from consolidated subsidiaries	169	63	—	(232)	—
Proceeds from asset sales and business divestitures	93	8	87	—	188
Other	—	—	(2)	—	(2)
Net cash provided from (used by) investing activities	258	63	(49)	(232)	40
Financing activities
Proceeds from issuance of debt, net of issuance costs	—	—	812	—	812
Short term debt, net	—	—	2	—	2
Principal payments on debt	(1)	—	(823)	—	(824)
Dividends paid to consolidated subsidiaries	—	(168)	(64)	232	—
Dividends paid to non-controlling interests	—	—	(23)	—	(23)
Net cash used by financing activities	(1)	(168)	(96)	232	(33)
Effect of exchange rate changes on cash and equivalents	—	1	7	—	8
Net increase (decrease) in cash and equivalents	182	(3)	(1)	—	178
Cash and equivalents at beginning of period	114	55	554	—	723
Cash and equivalents at end of period	$296	$52	$553	$—	$901

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Results Summary

Visteon recorded net sales of $1,733 million for the third quarter of 2013, an increase of $109 million from the same period in 2012. For the nine months ended September 30, 2013, the Company recorded sales of $5,481 million, an increase of $447 million. Sales for the three and nine months ended September 30, 2013 were impacted by higher production volumes for the Climate and Electronics product groups, partially offset by declines for the Interiors product group. Sales for the three and nine months ended September 30, 2013 were also favorably impacted by foreign currency and design improvements. Customer pricing was a partial offset to these factors. The Company's sales for the three and nine month periods ended September 30, 2013 were distributed by product group, geographic region, and customer as follows:

Three Months Ended September 30, 2013

Nine Months Ended September 30, 2013

The Company's sales are significantly impacted by global light vehicle production volumes. A summary of global light vehicle production levels for the three and nine month periods ended September 30, 2013 and 2012 are presented below by geographic region.

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Change	2013	2012	Change
	(Units in Millions)
Global	20.0	19.3	3.8%	62.5	61.0	2.4%
North America	3.9	3.7	6.2%	12.2	11.6	4.7%
South America	1.2	1.2	4.4%	3.5	3.2	10.8%
Europe	4.5	4.4	2.3%	14.4	14.6	(1.5)%
China	4.8	4.5	8.5%	15.1	13.6	11.1%
Japan/Korea	3.3	3.2	1.7%	9.9	10.6	(6.4)%
India	0.9	0.9	4.5%	2.8	2.9	(3.5)%
ASEAN	1.0	1.1	(6.1)%	3.2	2.9	9.6%

Source: IHS Automotive

Gross margin for the three months ended September 30, 2013 was $143 million or 8.3% of sales compared with $129 million or 7.9% of sales for the three months ended September 30, 2012, representing a year-over-year increase of $14 million. The Company's Climate and Electronics product groups contributed to the increase, benefiting from cost efficiencies and fixed cost leverage on higher sales volumes during the third quarter of 2013, partially offset by Interiors gross margin due to lower sales volumes as well as lower design and development cost recoveries in comparison to the third quarter of 2012. Customer pricing also was a partial offset.

The Company reported net income attributable to Visteon of $43 million, or $0.85 per diluted share during the three months ended September 30, 2013 representing an increase of $28 million compared to the same period of 2012, primarily driven by an increase in gross margin. The Company generated $179 million of cash from its operating activities during the nine months ended September 30, 2013 an improvement of $16 million when compared to the nine months ended September 30, 2012. As of September 30, 2013, Visteon had global cash balances of $862 million, including $25 million of restricted cash. Total debt was $807 million as of September 30, 2013.

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

•
Interiors strategy - The Company continues to explore alternatives for its Interiors business including, but not limited to, divestiture, partnership or alliance. While the Company views Interiors as a non-core business, it continues to make commitments to this business and intends to divest in the future only under acceptable terms and conditions. In connection with the preparation of the September 30, 2013 financial statements, the Company determined that an indicator of impairment existed in relation to the net assets of its Interiors business, which approximated $180 million as of September 30, 2013.  Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing to run and operate the Interiors business and estimated cash flows associated with the potential sale of the Interiors business. As a result of the analysis, the Company concluded that the assets were not recoverable. However, no impairment was recorded as of September 30, 2013 as the fair value of the underlying assets were determined to be in excess of the respective carrying value. To the extent that a sale transaction becomes more likely to occur in future periods an impairment charge may be required and such charge could be material. As of September 30, 2013 the Company did not meet the specific criteria necessary for the Interiors assets to be considered held for sale.

•
Electronics optimization - Pursuant to the August 2013 Master Agreement the Company and HASCO agreed to restructure their existing electronics ventures in China, whereby the Company will obtain a controlling ownership interest in Yanfeng

Visteon Automotive Electronics Co., Ltd. ("YFVE"). The Company continues to explore opportunities to optimize the size and scale of its Electronics business with a specific focus on cockpit electronic products.

•
Cost reduction program - In November 2012, the Company announced a $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. During the third quarter of 2013, the Company recorded an additional $11 million associated with this program for total inception to date expense under the program of approximately $70 million. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized.

Share Repurchase Program

In July 2012, the Company's board of directors authorized the repurchase of up to $100 million of the Company's common stock. In January 2013, the board of directors reauthorized the previously authorized $100 million and increased the repurchase amount to an additional $200 million, bringing the total share repurchase authorization to $300 million. In March 2013, the Company entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. On April 17, 2013, the ASB program concluded with the Company having repurchased a total of 2,209,078 shares.

In August 2013, the Company's board of directors raised the authorization of its remaining share repurchase program from $125 million to $1 billion over the next two years. The Company entered into another ASB program in August 2013 with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. The Company paid the financial institution $125 million and received an initial delivery of 1,368,925 shares of common stock. The value of those shares on the date of delivery was $100 million at $73.05 per share and is included in common stock held in treasury. The final settlement will be based on a negotiated discount to the volume weighted average price of the Company's common stock over the term of the ASB program agreement. The program is expected to be concluded during the fourth quarter of 2013. As of September 30, 2013, $875 million remains authorized and available for repurchase through December 31, 2015.

Disposition of Yanfeng Equity Investment and Restructuring of Yanfeng Visteon Automotive Electronics Co., Ltd

On August 12, 2013, VIHI, LLC (“VIHI”), a wholly owned subsidiary of Visteon, Huayu Automotive Systems Company Limited (“HASCO”), Yanfeng and Yanfeng Visteon Automotive Electronics Co., Ltd. (“YFVE”) entered into a Master Agreement (the “Master Agreement”), pursuant to which, among other things, Visteon and HASCO have agreed to modify their existing interests in automobile interiors and electronics joint ventures in the People’s Republic of China, including Yanfeng and YFVE.

Pursuant to the Master Agreement, among other transactions, Visteon agreed to sell its 50% ownership interest in Yanfeng to HASCO for cash proceeds of $928 million and to sell its ownership interests in other interiors joint ventures to Yanfeng for additional proceeds aggregating $96 million. Visteon also agreed to make a cash injection of $58 million into YFVE in exchange for additional equity resulting in a 51% controlling equity interest in YFVE. Pursuant to the Master Agreement, YFVE will sell its interests in certain subsidiaries presently controlled by YFVE to a new holding company that will be owned 50% by Visteon and 50% by Yanfeng. Visteon and Yanfeng have each agreed to contribute the equivalent of approximately $48 million to the holding company, and may make and guarantee loans, respectively, to the holding company to enable it to purchase these equity interests.

At or around the closing of Visteon’s sale of its 50% ownership interest in Yanfeng to HASCO (but not later than two months after the execution of the Master Agreement), the parties to the Master Agreement have agreed that Yanfeng will distribute the equivalent of approximately $115 million to Visteon in respect of the 2012 earnings of Yanfeng, YFVE and certain other entities. In addition, as soon as practicable after Yanfeng’s 2013 annual audit (which is expected to be in March of 2014) Yanfeng has agreed to distribute $69 million to Visteon in respect of Yanfeng’s 2013 earnings. Pursuant to the Master Agreement, Visteon is also entitled to an additional $14 million distribution on each of June 30, 2014 and June 30, 2015 in respect of the earnings of an interiors entity whose equity interests Visteon has agreed to transfer to Yanfeng.

The transactions, which are subject to customary government and regulatory approvals, are expected to be completed in multiple stages and substantially completed by June 2015. The closing of each of the transactions contemplated by the Master Agreement is conditioned on the receipt of required approvals from appropriate governmental authorities (including the appropriate governmental authorities in the People’s Republic of China), the material accuracy of the parties’ representations and warranties and the material performance of covenants. In addition, the closing of most of the transactions contemplated by the Master Agreement is conditioned on the closing of Visteon’s sale of its 50% ownership interest in Yanfeng to HASCO, but Visteon’s injection of cash into YFVE in exchange for additional equity is not so conditioned.

Consolidated Results of Operations - Three Months Ended September 30, 2013 and 2012

The Company's consolidated results of operations for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30
	2013	2012	Change
	(Dollars in Millions)
Sales	$1,733	$1,624	$109
Cost of sales	1,590	1,495	95
Gross margin	143	129	14
Selling, general and administrative expenses	87	89	(2)
Equity in net income of non-consolidated affiliates	48	38	10
Restructuring expense	10	2	8
Interest expense, net	9	13	(4)
Other expense (income), net	5	(9)	14
Income before income taxes	80	72	8
Provision for income taxes	20	33	(13)
Income from continuing operations	60	39	21
Loss from discontinued operations	—	(5)	5
Net income	60	34	26
Net income attributable to non-controlling interests	17	19	(2)
Net income attributable to Visteon	$43	$15	$28
Adjusted EBITDA*	$160	$134	$26

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

The Company's consolidated sales totaled $1,733 million for the three-month period ended September 30, 2013, which represents an increase of $109 million when compared to the same period of 2012. Production volumes and favorable product mix increased sales by $121 million, primarily associated with Asia and North America markets. Favorable currency of $26 million, primarily attributable to the Euro, also contributed to the increase. Other reductions of $38 million were associated with customer pricing, net of design actions.

Gross Margin

The Company recorded gross margin of $143 million for the three-month period ended September 30, 2013 compared to $129 million for the same period of 2012. The increase in gross margin of $14 million resulted from efficiencies associated with favorable production volume of $28 million, partially offset by unfavorable currency of $6 million, a decrease in design and development recoveries of $9 million and customer price productivity in excess of design changes and purchasing improvements.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $87 million and $89 million during the three-month periods ended September 30, 2013 and 2012, respectively. The decrease is attributable to fixed cost efficiencies associated with the Company's restructuring programs and cost reduction initiatives and the non-recurrence of corporate severance costs which totaled $4 million in the third quarter of 2012, partially offset by increased incentive compensation expense.

Equity in Net Income of Non-consolidated Affiliates

Equity in the net income of non-consolidated affiliates totaled $48 million and $38 million for the three-month periods ended September 30, 2013 and 2012, respectively, representing an increase of $10 million, primarily attributable to Yanfeng and affiliates, directly impacted by China volume growth for key customers partially offset by increased engineering expenses to support new programs. The following table presents summarized financial data for the Company's non-consolidated affiliates. The amounts included in the table below represent 100% of the results of operations of such non-consolidated affiliates.

	Net Sales		Gross Margin		Net Income
	Three Months Ended September 30		Three Months Ended September 30		Three Months Ended September 30
	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)
Yanfeng	$2,073	$1,582	$314	$257	$75	$62
All other	303	404	21	46	17	15
	$2,376	$1,986	$335	$303	$92	$77

Restructuring Expense

During the third quarter of 2013, the Company recorded $11 million of severance and termination benefits associated with approximately 250 employees under a previously announced $100 million program designed to reduce fixed costs and to improve operational efficiency. The following is a summary of the Company's consolidated restructuring reserves and related activity for the three-month period ended September 30, 2013.

	Interiors	Climate	Electronics	Corporate	Total
	(Dollars in Millions)
June 30, 2013	31	2	—	2	35
Expenses	9	2	—	—	11
Reversals	(1)	—	—	—	(1)
Utilization	(10)	(3)	—	(1)	(14)
September 30, 2013	$29	$1	$—	$1	$31

Interest Expense, Net

Interest expense for the three-month period ended September 30, 2013 of $12 million included $7 million on the 6.75% senior notes due April 15, 2019 and $5 million associated with affiliate debt, commitment fees and amortization of debt issuance costs. During the three-month period ended September 30, 2012, interest expense was $17 million, including $8 million on the 6.75% senior notes due April 15, 2019, $5 million related to the Korean Bridge Loan, and $4 million associated with affiliate debt, commitment fees and amortization of debt issuance costs. Interest income of $3 million for three-month period ended September 30, 2013 was lower than $4 million for the same period of 2012 due to lower interest rates, partially offset by higher cash balances.

Other Expense (Income), Net

Other expense (income), net consists of the following:

	Three Months Ended September 30
	2013	2012
	(Dollars in Millions)
Transformation costs	$7	$5
UK Administration recovery	(2)	—
Gain on sale of equity interest	—	(19)
Loss on debt extinguishment	—	4
Bankruptcy-related costs	—	1
	$5	$(9)
The Company recorded transformation costs of $7 million and $5 million during the three-month periods ended September 30, 2013 and 2012, respectively, related to financial and advisory services associated with continued execution of its comprehensive value creation plan.

In September 2013, the Company received a distribution of $2 million under the United Kingdom Insolvency Act of 1986 resulting from the liquidation and recovery process associated with the estate of Visteon UK Limited, a company organized under the laws of England and Wales and a former indirect, wholly-owned subsidiary of the Company. The recovery was primarily related to various trade and loan receivables due from Visteon UK Limited to the Company at the March 2009 date of entry into administration.

In August 2012, the Company sold its 50% ownership interest in R-Tek Limited, a UK-based Interiors joint venture, for cash proceeds of approximately $30 million, resulting in a gain of $19 million.

Loss on debt extinguishment of $4 million for the three months ended September 30, 2012 was related to unamortized amounts attributable to the Korean Bridge Loan that was repaid during the third quarter 2012.

Income Taxes

The Company's provision for income taxes of $20 million for the three-month period ended September 30, 2013, represents a decrease of $13 million when compared with $33 million in the same period of 2012. The decrease in income tax expense reflects a benefit of $12 million related to the elimination of valuation allowances against Korean foreign tax credits during the quarter ended September 30, 2013, and $1 million in other items including year-over-year reduction in uncertain tax benefits.

Discontinued Operations

On August 1, 2012, the Company completed the sale of its Lighting operations for proceeds of approximately $70 million. In connection with the Lighting Transaction, the results of operations of the Lighting business have been classified to “Income from discontinued operations, net of tax” in the Consolidated Statements of Comprehensive Income for the three-month period ended September 30, 2012, and are detailed as follows:

Three Months Ended
September 30, 2012
(Dollars in Millions)
Sales	$32
Cost of sales	28
Gross margin	4
Selling, general and administrative expenses	1
Asset impairments	6
Interest expense	1
Other expense	1
Loss from discontinued operations before income taxes	(5)
Benefit from income taxes	—
Loss from discontinued operations, net of tax	$(5)

Net Income

Net income attributable to Visteon was $43 million for the three-month period ended September 30, 2013 compared to $15 million for the same period of 2012, representing an increase of $28 million. Adjusted EBITDA (as defined below) was $160 million for the three month period ended September 30, 2013, representing an increase of $26 million when compared with $134 million for the same period of 2012. The Company's Adjusted EBITDA increased primarily due to efficiencies associated with favorable production volume and new business, partially offset by lower design and development recoveries and price productivity in excess of material and manufacturing efficiencies.

Adjusted EBITDA is presented as a supplemental measure of the Company's financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company's operating activities across reporting periods. The Company defines Adjusted EBITDA as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of asset impairments, gains or losses on divestitures, discontinued operations, net restructuring expenses and other reimbursable costs, non-cash stock-based compensation expense, certain employee charges and benefits, reorganization items and other non-operating gains and losses. Not all companies use identical calculations and, accordingly, the Company's presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States (“GAAP”) and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. In addition, the Company uses Adjusted EBITDA (i) as a factor in incentive compensation decisions, (ii) to evaluate the effectiveness of the Company's business strategies and (iii) because the Company's credit agreements use measures similar to Adjusted EBITDA to measure compliance with certain covenants. Adjusted EBITDA, as determined and measured by the Company should not be compared to similarly titled measures reported by other companies. The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the three month periods ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30
	2013	2012	Change
	(Dollars in Millions)
Adjusted EBITDA	$160	$134	$26
Interest expense, net	9	13	(4)
Provision for income taxes	20	33	(13)
Depreciation and amortization	68	64	4
Restructuring expense	10	2	8
Non cash, stock-based compensation expense	4	6	(2)
Other	6	1	5
Net income attributable to Visteon	$43	$15	$28

Segment Results of Operations - Three Months Ended September 30, 2013 and 2012

Sales by Segment

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Three months ended September 30, 2012	$1,024	$304	$307	$(11)	$1,624
Volume and mix	111	42	(12)	(20)	121
Currency	25	(2)	3	—	26
Other	(29)	(4)	(5)	—	(38)
Three months ended September 30, 2013	$1,131	$340	$293	$(31)	$1,733

Climate sales increased during the three-month period ended September 30, 2013 by $107 million. Higher production volumes and net new business increased sales by $111 million. Production volumes increased in all geographic regions, with the most significant impact in Asia. Favorable currency, primarily related to the Euro and Chinese Yuan, resulted in an increase of $25 million. Other changes, which decreased sales by $29 million, included customer price productivity, partially offset by favorable commodity pricing and design actions.

Electronics sales increased during the three-month period ended September 30, 2013 by $36 million. Higher production volumes and net new business increased sales by $42 million. Production volumes and new business increased sales in all regions, with the most significant impact in North America. Unfavorable currency, primarily related to the Japanese Yen partially offset by the Euro, resulted in a decrease of $2 million. Other changes, which decreased sales by $4 million, included customer price productivity, partially offset by favorable commodity pricing and design actions.

Interiors sales decreased during the three-month period ended September 30, 2013 by $14 million, primarily reflecting lower production volumes in Europe attributable to continued weakness in economic conditions. Favorable currency, primarily related to the Euro partially offset by the Brazilian Real, resulted in an increase of $3 million. Other changes, which decreased sales by $5 million, included customer price productivity, partially offset by favorable commodity pricing and design actions.

Cost of Sales by Segment

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Three months ended September 30, 2012	$935	$281	$290	$(11)	$1,495
Material	77	24	(11)	(20)	70
Freight and duty	(4)	(1)	(1)	—	(6)
Labor and overhead	26	1	(4)	—	23
Depreciation and amortization	3	(1)	2	—	4
Other	(4)	(1)	9	—	4
Three months ended September 30, 2013	$1,033	$303	$285	$(31)	$1,590

Climate material costs increased $77 million, including $102 million related to higher production volumes and currency, partially offset by $25 million related to design changes, purchasing improvements and other changes. Labor and overhead increased $26 million primarily related to increased volumes. Depreciation and amortization increased $3 million in connection with underlying capital expenditures to support new business. Climate gross margin benefited from cost efficiencies and fixed cost leverage on higher sales volumes during the third quarter of 2013.

Electronics material, labor and overhead costs increased $25 million primarily due to higher production volumes. Other costs including launch costs decreased by $1 million.

Interiors material, labor and overhead costs decreased $15 million primarily due to lower production volumes in Europe driven by continued weakness in economic conditions. Other cost increases of $9 million reflect lower design and development cost recoveries during the third quarter of 2013, partially offset by cost efficiencies.

Adjusted EBITDA by Segment

Changes in Adjusted EBITDA by segment are presented below:

	Climate	Electronics	Interiors	Total
	(Dollars in Millions)
Three months ended September 30, 2012	$82	$20	$44	$146
Volume and mix	16	10	2	28
Currency	(2)	(1)	(3)	(6)
Other	3	3	—	6
Three months ended September 30, 2013	$99	$32	$43	$174
Reconciling Item:
Corporate				(14)
Total Adjusted EBITDA				$160

Climate Adjusted EBITDA for the three months ended September 30, 2013 was $99 million, an increase of $17 million compared to the same period of 2012. The increase included $16 million due to higher production volumes in all regions with the most significant impact in Asia. Other changes included year over year improvements in product development costs of $3 million, equity in net income of non-consolidated affiliates of $2 million, and net income attributable to non-controlling interests of $1 million. These improvements were offset by lower net cost performance of $3 million reflecting customer productivity and increased incentive compensation expense partially offset by the impact of design changes, purchasing improvements, and selling, general and administrative cost efficiencies.
Electronics Adjusted EBITDA for the three months ended September 30, 2013 was $32 million, an increase of $12 million compared to the same period of 2012. The increase included $10 million related to higher production volumes in all regions, primarily North America. Other changes included year over year improvements in product development costs of $2 million and net income attributable to non-controlling interests of $1 million. Year over year net performance was neutral as design changes and purchasing improvements offset the impact of customer productivity.

Interiors Adjusted EBITDA for the three months ended September 30, 2013 was $43 million, in line with the same period of 2012. Increased production volume and vehicle mix positively impacted Interiors Adjusted EBITDA by $2 million, including increases in Asia and South America partially offset by declines in Europe. Additionally, increases in equity in net income of non-consolidated affiliates of $8 million, primarily related to Yanfeng and affiliates, and a decrease in product development costs of $1 million were offset by lower European program design and development recoveries of $9 million.
Corporate Adjusted EBITDA for the three months ended September 30, 2013 was an expense of $14 million compared to expense of $12 million for the same period of 2012. The increase in expense resulted from higher incentive compensation expense partially offset by improved efficiencies in fixed costs associated with the Company’s restructuring programs and cost reduction initiatives.

Consolidated Results of Operations - Nine Months Ended September 30, 2013 and 2012

The Company's consolidated results of operations for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30
	2013	2012	Change
	(Dollars in Millions)
Sales	$5,481	$5,034	$447
Cost of sales	4,999	4,643	356
Gross margin	482	391	91
Selling, general and administrative expenses	264	267	(3)
Equity in net income of non-consolidated affiliates	134	183	(49)
Restructuring expense	33	44	(11)
Interest expense, net	28	28	—
Other expense	20	23	(3)
Income before income taxes	271	212	59
Provision for income taxes	41	102	(61)
Income from continuing operations	230	110	120
Income from discontinued operations	—	(3)	3
Net income	230	107	123
Net income attributable to non-controlling interests	53	46	7
Net income attributable to Visteon	$177	$61	$116
Adjusted EBITDA*	$517	$424	$93

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

The Company's consolidated sales totaled $5,481 million for the nine-month period ended September 30, 2013, which represents an increase of $447 million when compared to the same period of 2012. Production volumes and favorable product mix increased sales by $484 million, primarily associated with Asia and North America markets. Favorable currency of $38 million, primarily attributable to the Korean Won, Euro and Chinese Yuan partially offset by the Indian Rupee and Brazilian Real, also contributed to the increase. Other reductions of $75 million were associated with customer price productivity, net of favorable design actions.

Gross Margin

The Company recorded gross margin of $482 million for the nine-month period ended September 30, 2013 compared to $391 million for the same period of 2012. The increase in gross margin of $91 million was primarily associated with favorable production volume and product mix of $105 million. Other manufacturing cost performance was primarily driven by customer price productivity, partially offset by increases in design actions and material and manufacturing efficiencies.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $264 million compared to $267 million for the same period of 2012. The decrease is attributable to fixed cost efficiencies associated with the Company's restructuring programs and cost reduction initiatives and the non-recurrence of corporate severance costs which totaled $5 million for the nine months ended September 30, 2012, partially offset by increased incentive compensation expense and HVCC transaction integration costs.

Equity in Net Income of Non-consolidated Affiliates

Equity in the net income of non-consolidated affiliates totaled $134 million and $183 million for the nine-month periods ended September 30, 2013 and 2012, respectively. Equity earnings for the nine months ended September 30, 2012 included $63 million representing Visteon's equity interest in a non-cash gain recorded by Yanfeng resulting from the excess of fair value over carrying value of a former equity investee that was consolidated effective June 1, 2012. The following table presents summarized financial data for the Company's non-consolidated affiliates. The amounts included in the table below represent 100% of the results of operations of such non-consolidated affiliates.

	Net Sales		Gross Margin		Net Income
	Nine Months Ended September 30		Nine Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)
Yanfeng	$5,809	$3,366	$883	$557	$201	$319
All other	1,079	1,284	103	140	69	59
	$6,888	$4,650	$986	$697	$270	$378

Yanfeng sales and gross margin for the nine months ended September 30, 2013 and September 30, 2012 include approximately $1,283 million and $222 million, respectively, related to the results of operations for the five months ended May 31, 2013 of a former equity investee of Yanfeng that was consolidated effective June 1, 2012. Yanfeng net income for the nine months ended September 30, 2012 includes approximately $130 million associated with a non-cash gain on the consolidation of the former equity investee. Additional Yanfeng and affiliates sales and gross margin increases are also directly impacted by China volume growth for key customers partially offset by increased engineering expenses to support new programs.

Restructuring Expense

During the nine months ended September 30, 2013, the Company recorded $35 million of severance and termination benefits associated with approximately 430 employees under a previously announced $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency.

During the nine-month period ended September 30, 2012, the Company recorded $44 million of restructuring expenses, including $36 million recorded in connection with the previously announced closure of the Company's Cadiz Electronics operation in El Puerto de Santa Maria, Spain. The Company also recorded approximately $7 million for employee severance and termination benefits during the nine-month period ended September 30, 2012, including $3 million associated with the separation of approximately 250 employees at a South American Interiors facility and $4 million associated with 70 voluntary employee separations associated with the Climate action announced in the fourth quarter of 2011.

The following is a summary of the Company's consolidated restructuring reserves and related activity for the nine-month period ended September 30, 2013.

	Interiors	Climate	Electronics	Corporate	Total
	(Dollars in Millions)
December 31, 2012	34	1	1	3	39
Expenses	11	18	—	6	35
Reversals	(1)	—	(1)	—	(2)
Exchange	(1)	—	—	—	(1)
Utilization	(14)	(18)	—	(8)	(40)
September 30, 2013	$29	$1	$—	$1	$31

Interest Expense, Net

Interest expense for the nine-month period ended September 30, 2013 of $36 million included $23 million on the 6.75% senior notes due April 15, 2019, $8 million associated with affiliate debt, and $5 million associated with commitment fees and amortization of debt issuance costs. During the nine-month period ended September 30, 2012, interest expense was $39 million, including $25 million on the 6.75% senior notes due April 15, 2019, $6 million associated with commitment fees and amortization of debt issuance costs, $5 million related to the Korean Bridge Loan, and $3 million associated with affiliate debt. Interest income of $8 million for the nine-month period ended September 30, 2013 was $3 million lower than the same period of 2012 primarily due to lower interest rates, partially offset by higher cash balances.

Other Expense

Other expense consists of the following:

	Nine Months Ended September 30
	2013	2012
	(Dollars in Millions)
Transformation costs	$27	$23
Gain on sale of equity interest	(5)	(19)
UK Administration recovery	(2)	—
Loss on asset contribution	—	14
Loss on debt extinguishment	—	4
Bankruptcy-related costs	—	1
	$20	$23
Transformation costs are attributable to financial and advisory services associated with the Company's value creation plan. In June 2013, the Company completed the sale of its 20% equity interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd. for proceeds of approximately $20 million and recognized a gain of approximately $5 million. In connection with agreements reached with the labor union and the Spanish government for the closure of the Cadiz Electronics operation, the Company transfered land, building and machinery with a net book value of approximately $14 million to the Spanish government.

Income Taxes

The Company's provision for income taxes of $41 million for the nine-months ended September 30, 2013, decreased $61 million compared with $102 million in the same period of 2012. The decrease includes $60 million associated with changes in unrecognized tax benefits, interest and penalties, attributable to reevaluating transfer pricing related exposures in Europe and the United States due to audit closures in the first quarter of 2013; $12 million related to the elimination of valuation allowances against Korean foreign tax credits in the third quarter of 2013; and $6 million related to the non-recurrence of deferred tax expense related to Visteon's equity interest in a non-cash equity investment gain recorded by Yanfeng. These decreases in income tax expense were partially offset by $17 million in other items primarily attributable to overall higher earnings in those countries where the Company is profitable, which includes the year-over-year impact of changes in the mix of earnings and tax rates between jurisdictions.

Discontinued Operations

Discontinued operations, net of tax for the nine-month period ended September 30, 2012 are detailed as follows:

Nine Months Ended
September 30, 2012
(Dollars in Millions)
Sales	$297
Cost of sales	264
Gross margin	33
Selling, general and administrative expenses	7
Asset impairments	19
Interest expense	2
Other expense	4
Income from discontinued operations before income taxes	1
Provision for income taxes	4
Loss from discontinued operations, net of tax	$(3)

Net Income

Net income attributable to Visteon was $177 million for the nine-month period ended September 30, 2013 compared to a net income of $61 million for the same period of 2012, representing an increase of $116 million. Adjusted EBITDA (as defined below) was $517 million for the nine month period ended September 30, 2013, representing an increase of $93 million when compared with Adjusted EBITDA of $424 million for the same period of 2012. The Company's Adjusted EBITDA increased primarily due to favorable production volume primarily in Asia and North America, partially offset by price productivity in excess of material and manufacturing efficiencies.

Adjusted EBITDA is presented as a supplemental measure of the Company's financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company's operating activities across reporting periods. The Company defines Adjusted EBITDA as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of asset impairments, gains or losses on divestitures, discontinued operations, net restructuring expenses and other reimbursable costs, non-cash stock-based compensation expense, certain employee charges and benefits, reorganization items and other non-operating gains and losses. Not all companies use identical calculations and, accordingly, the Company's presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States (“GAAP”) and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. In addition, the Company uses Adjusted EBITDA (i) as a factor in incentive compensation decisions, (ii) to evaluate the effectiveness of the Company's business strategies and (iii) because the Company's credit agreements use measures similar to Adjusted EBITDA to measure compliance with certain covenants. Adjusted EBITDA, as determined and measured by the Company should not be compared to similarly titled measures reported by other companies. The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the nine month periods ended September 30, 2013 and 2012 follows:

	Nine Months Ended September 30
	2013	2012	Change
	(Dollars in Millions)
Adjusted EBITDA	$517	$424	$93
Interest expense, net	28	28	—
Provision for income taxes	41	102	(61)
Depreciation and amortization	200	195	5
Restructuring and other expenses	33	44	(11)
Equity in gain of non-consolidated affiliate	—	(63)	63
Non-cash, stock-based compensation expense	14	19	(5)
Other	24	38	(14)
Net income attributable to Visteon	$177	$61	$116

Segment Results of Operations - Nine Months Ended September 30, 2013 and 2012

Sales by Segment

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Nine months ended September 30, 2012	$3,112	$937	$1,052	$(67)	$5,034
Volume and mix	498	138	(91)	(61)	484
Currency	53	(9)	(6)	—	38
Other	(57)	(7)	(11)	—	(75)
Nine months ended September 30, 2013	$3,606	$1,059	$944	$(128)	$5,481

Climate sales increased during the nine-month period ended September 30, 2013 by $494 million. Higher production volumes and net new business increased sales by $498 million. Production volumes increased in all geographic regions, with the most significant impact in Asia. Favorable currency, primarily related to the Korean Won, Euro and Chinese Yuan partially offset by the Indian Rupee, resulted in an increase of $53 million. Other changes decreased sales by $57 million including customer price productivity, partially offset by favorable commodity pricing and design actions.

Electronics sales increased during the nine-month period ended September 30, 2013 by $122 million. Higher production volumes and net new business increased sales by $138 million, primarily driven by growth in North American production volumes and net new business. Unfavorable currency of $9 million primarily reflects the weakening Japanese Yen, partially offset by the strengthening Euro. Other changes decreased sales by $7 million, including customer price productivity, partially offset by favorable commodity pricing and design actions.

Interiors sales decreased during the nine-month period ended September 30, 2013 by $108 million, primarily reflecting lower production volumes in Europe reflecting weak economic conditions. Unfavorable currency of $6 million, primarily related to the Brazilian Real and the Indian Rupee partially offset by the Euro, further reduced sales. Other changes decreased sales by $11 million, including lower design and development recoveries and higher customer price productivity, partially offset by favorable commodity pricing and design actions.

Cost of Sales by Segment

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Nine months ended September 30, 2012	$2,853	$852	$1,005	$(67)	$4,643
Material	324	95	(71)	(61)	287
Freight and duty	14	(1)	(4)	(1)	8
Labor and overhead	101	2	(18)	(1)	84
Depreciation and amortization	10	(2)	1	(3)	6
Other	(27)	(2)	(5)	5	(29)
Nine months ended September 30, 2013	$3,275	$944	$908	$(128)	$4,999

Climate material costs increased $324 million, including $387 million related to higher production volumes and currency, partially offset by $63 million of design changes and purchasing improvements. Freight and duty increased $14 million and labor and overhead increased $101 million primarily related to increased volumes. Depreciation and amortization increased $10 million related to capital expenditures supporting growth. Other costs decreased by $27 million associated with favorable design changes and purchasing improvements, partially offset by higher engineering costs.

Electronics material costs increased $95 million, including $119 million related to higher production volumes partially offset by $24 million related to the impact of design changes, purchasing improvements, and other changes.

Interiors material costs decreased $71 million, labor and overhead decreased $18 million and freight and duty decreased $4 million, primarily due to lower production volumes. All other costs decreased $5 million, primarily related to lower engineering costs.

Adjusted EBITDA by Segment

Segment adjusted EBITDA for the nine months ended September 30, 2013 and 2012 is presented below:

	Nine Months Ended September 30
	2013	2012	Change
	(Dollars in Millions)
Climate	$331	$252	$79
Electronics	97	78	19
Interiors	123	124	(1)
Total Segment Adjusted EBITDA	$551	$454	$97
Reconciling Item:
Corporate	(34)	(30)	(4)
Total consolidated	$517	$424	$93

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

Changes in Adjusted EBITDA by segment are presented below:

	Climate	Electronics	Interiors	Total
	(Dollars in Millions)
Nine months ended September 30, 2012	$252	$78	$124	$454
Volume and mix	93	27	(15)	105
Currency	4	(4)	(3)	(3)
Other	(18)	(4)	17	(5)
Nine months ended September 30, 2013	$331	$97	$123	$551
Reconciling Item:
Corporate				(34)
Total Adjusted EBITDA				$517

Climate Adjusted EBITDA for the nine months ended September 30, 2013 was $331 million, an increase of $79 million compared to the same period of 2012. The increase included $93 million due to higher production volumes in all regions with the most significant impact in Asia. Equity in net income of non-consolidated affiliates also increased adjusted EBITDA by $5 million. Unfavorable impacts included higher product development costs of $8 million incurred to support new vehicle programs, higher net income attributable to non-controlling interests of $8 million related to the increased profitability, and other net performance of $7 million consisting of the impact of customer productivity and freight costs partially offset by design changes, purchasing improvements, lower launch costs, and selling, general and administrative cost efficiencies.
Electronics Adjusted EBITDA for the nine months ended September 30, 2013 was $97 million, an increase of $19 million compared to the same period of 2012. The increase included $27 million related to higher production volume primarily in North America. Equity in net income of non-consolidated affiliates also improved adjusted EBITDA by $2 million while net income attributable to non-controlling interests increased adjusted EBITDA by $1 million. This improvement was partially offset by $8 million of higher product development costs. Year over year net performance improved by $1 million as design changes and purchasing improvements offset the impacts of customer productivity and temporary contract manufacturing costs.
Interiors Adjusted EBITDA for the nine months ended September 30, 2013 was $123 million, in line with the same period in 2012. Lower production volumes, primarily in Europe, decreased adjusted EBITDA by $15 million. Adjusted EBITDA was favorably impacted by net income of non-consolidated affiliates of $10 million primarily attributable to Yanfeng and affiliates, lower product development costs of $7 million, design and development recoveries of $2 million. These items were partially offset by $2 million of year over year net performance including design changes and purchasing improvements net of customer price productivity.
Corporate Adjusted EBITDA for the nine months ended September 30, 2013 was an expense of $34 million compared to expense of $30 million for the same period of 2012. The increase in expense resulted from higher incentive compensation expense partially offset by improved efficiencies in fixed costs associated with the Company’s restructuring programs and cost reduction initiatives.
Liquidity

Overview

The Company's primary liquidity needs are related to the funding of general business requirements, including working capital requirements, capital expenditures, debt service, employee retirement benefits and restructuring actions. The Company funds its liquidity needs with cash flows from operating activities, a substantial portion of which is generated by the Company's international subsidiaries. Accordingly, the Company utilizes a combination of cash repatriation strategies, including dividends, royalties, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet obligations globally. The Company's ability to access funds from its subsidiaries using these repatriation strategies is subject to, among other things, customary regulatory and statutory requirements and contractual arrangements including joint venture agreements and local debt agreements. Additionally, such repatriation strategies may be adjusted or modified as the Company continues to, among other things, rationalize its business portfolio and cost structure. As of September 30, 2013, the Company had total cash balances of

$862 million, including restricted cash of $25 million. Cash balances totaling $451 million were located in jurisdictions outside of the United States, of which, approximately $110 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds are needed for operations in the U.S. or in other jurisdictions, the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

The Company's ability to fund its liquidity needs is dependent on the level, variability and timing of its customers' worldwide vehicle production, which may be affected by many factors including, but not limited to, general economic conditions, specific industry conditions, financial markets, competitive factors and legislative and regulatory changes. During the first nine months of 2013, the global automotive industry experienced modest growth fueled by increased demand in North America and Asia Pacific light vehicle sales and production partially offset by declines in Europe, as well as lower interest rates and improved credit availability. The Company continues to closely monitor the macroeconomic environment and its impact on vehicle production volumes in relation to the Company's specific cash needs. Further, the Company's intra-year needs are impacted by seasonal effects in the industry, such as mid-year shutdowns, the subsequent ramp-up of new model production and the additional year-end shutdowns by primary customers.

To the extent that the Company's liquidity needs exceed cash provided by its operating activities, the Company would look to cash balances on hand; cash available through existing financing vehicles such as the Company's $130 million asset-based revolving loan credit facility (the "Revolver"); the sale of businesses or other assets as permitted under the Company's credit agreements; affiliate working capital lines of credit, of which the Company had approximately $260 million available as of September 30, 2013; other contractual arrangements; and potential additional capital through the debt or equity markets. Access to these markets is influenced by the Company's credit ratings. At September 30, 2013, the Company's corporate credit ratings were B1 and B+ by Moody's and S&P, respectively, both with a stable outlook.

On January 28, 2013, the Company entered into an amendment to the Revolver to permit, among other things, the sale of certain Climate operations to Halla. In anticipation of the associated reduction in collateral, the Company also reduced its commitment amount under the Revolver from $175 million to $130 million. As of September 30, 2013, the Company had no outstanding borrowings or letter of credit obligations under its revolving loan credit agreement with $119 million available for borrowing. Future borrowing base capacity under the facility may be impacted by the sale of assets. The total purchase price for the sale of certain Climate operations to Halla was $410 million. Halla paid $344 million in the first quarter of 2013 in conjunction with the first phase of the transaction, and all remaining proceeds were paid with the completion of the transaction in the second quarter of 2013.

Disposition of Yanfeng Equity Investment and Restructuring of Yanfeng Visteon Automotive Electronics Co., Ltd

Pursuant to the August 2013 Master Agreement, among other transactions, Visteon agreed to sell its 50% ownership interest in Yanfeng to HASCO for cash proceeds of $928 million and to sell its ownership interests in other interiors joint ventures to Yanfeng for additional proceeds aggregating $96 million. Visteon also agreed to make a cash injection of $58 million into YFVE in exchange for additional equity resulting in a 51% controlling equity interest in YFVE. Pursuant to the Master Agreement, YFVE will sell its interests in certain subsidiaries presently controlled by YFVE to a new holding company that will be owned 50% by Visteon and 50% by Yanfeng. Visteon and Yanfeng have each agreed to contribute the equivalent of approximately $48 million to the holding company, and may make and guarantee loans, respectively, to the holding company to enable it to purchase these equity interests.

At or around the closing of Visteon’s sale of its 50% ownership interest in Yanfeng to HASCO (but not later than two months after the execution of the Master Agreement), the parties to the Master Agreement have agreed that Yanfeng will distribute the equivalent of approximately $115 million to Visteon in respect of the 2012 earnings of Yanfeng, YFVE and certain other entities. In addition, as soon as practicable after Yanfeng’s 2013 annual audit (which is expected to be in March of 2014) Yanfeng has agreed to distribute $69 million to Visteon in respect of Yanfeng’s 2013 earnings. Pursuant to the Master Agreement, Visteon is also entitled to an additional $14 million distribution on each of June 30, 2014 and June 30, 2015 in respect of the earnings of an interiors entity whose equity interests Visteon has agreed to transfer to Yanfeng.

The transactions, which are subject to customary government and regulatory approvals, are expected to be completed in multiple stages and substantially completed by June 2015. The closing of each of the transactions contemplated by the Master Agreement is conditioned on the receipt of required approvals from appropriate governmental authorities (including the appropriate governmental authorities in the People’s Republic of China), the material accuracy of the parties’ representations and warranties and the material performance of covenants. In addition, the closing of most of the transactions contemplated by the Master Agreement is conditioned on the closing of Visteon’s sale of its fifty percent (50%) equity interest in YFV to HASCO, but Visteon’s injection of cash into YFVE in exchange for additional equity is not so conditioned.

Cash proceeds in excess of amounts deemed necessary for operating liquidity and ongoing business investment resulting from these or other future transactions would be evaluated for various uses including, but not limited to, addressing the Company's capital structure, including share repurchase, and pension liabilities.

Share Repurchase Program

In July 2012, the board of directors authorized the repurchase of up to $100 million of the Company's common stock. In January 2013, the board of directors reauthorized the previously authorized $100 million and increased the repurchase amount to an additional $200 million, bringing the total share repurchase authorization to $300 million. In March 2013, the Company entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. Under the ASB program, the Company paid the financial institution $125 million and received an initial delivery of 1,713,502 shares of common stock. The value of those shares on the date of delivery was $100 million at $58.36 per share and is included in common stock held in treasury. On April 17, 2013, the ASB program concluded, and the Company received an additional 495,576 shares.

In August 2013, the Company's board of directors raised the authorization of its remaining share repurchase program from $125 million to $1 billion over the next two years. The Company entered into another accelerated share repurchase program in August 2013 with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. The Company paid the financial institution $125 million and received an initial delivery of 1,368,925 shares of common stock. The value of those shares on the date of delivery was $100 million at $73.05 per share and is included in common stock held in treasury. The final settlement will be based on a negotiated discount to the volume weighted average price of the Company's common stock over the term of the share repurchase program agreement. The program is expected to be concluded during the fourth quarter of 2013. As of September 30, 2013, $875 million remains authorized and available for repurchase through December 31, 2015. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

Other

During 2012 Korean tax authorities commenced a review of the Company's Korean affiliates (including Halla) for tax years 2007 through 2012 and issued formal notice of assessments, including penalties, of approximately $25 million for alleged underpayment of withholding tax on dividends paid and other items, including certain management service fees charged by Visteon. During the nine months ended September 30, 2013, the Company's Korean affiliates have paid approximately $23 million to the Korean tax authorities, as required under Korean tax regulations, to pursue the appeals process. The Company believes that it is more likely than not that it will receive a favorable ruling when all of the available appeals have been exhausted. Also during 2012, Brazilian tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) of approximately $15 million related to the sale of its chassis business to a third party. During the third quarter of 2013, after attempts to reopen an appeal of the administrative decision failed, Sistemas opened a judicial proceeding against the government to address the notice which required a deposit in the amount of the assessment in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments in Korea and Brazil, as well as contingent income tax refund claims associated with other jurisdictions, total $47 million as of September 30, 2013 and are included in Other non-current assets on the consolidated balance sheet.

Cash Flows

Operating Activities

Cash provided from operating activities increased $16 million during the nine month period ended September 30, 2013 to $179 million, compared with $163 million for the same period in 2012. Improvement in past due collections of $31 million contributed to the increase in cash from operating activities. Changes in receivable terms for certain customers in Asia of $25 million, lower restructuring payments of $22 million, higher tooling recoveries of $13 million, and lower incentive compensation payments of $13 million also contributed to the increase. These increases were partially offset by $63 million of higher disbursements in Asia associated with non-recurrence of favorable timing of contractual payment due dates in 2012, lower dividends from non-consolidated affiliates of $53 million driven by timing of the Yanfeng dividend, payment of $38 million to the Korean and Brazilian tax authorities, and non-recurrence of customer accommodation agreement payments received during the first nine months of 2012 of $20 million. The remaining increase was driven by higher collections as compared to payments related to increased profitability from favorable production volume and product mix.

Investing Activities

Cash used by investing activities decreased $165 million during the nine month period ended September 30, 2013 to $125 million, compared with $40 million provided by investing activities for the same period in 2012. Investing activities during the nine month period ended September 30, 2013 included approximately $164 million of capital spending partially offset by $39 million of proceeds from asset sales which included the sale of the Company's 50% equity interest in Visteon TYC Corporation and 20% equity interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd. Investing activities during the nine month period ended September 30, 2012 included approximately $100 million of proceeds from the Lighting and R-Tek divestitures and $88 million of proceeds from asset sales primarily related to the Company's corporate headquarters, which partially offset capital spending of $146 million.

Financing Activities

Cash used by financing activities was $26 million during the nine month period ended September 30, 2013, compared with a use of $33 million for the same period in 2012 for a decrease of $7 million. Cash used by financing activities during the nine month period ended September 30, 2013 included $250 million in stock repurchases under accelerated stock buyback programs and $22 million of dividends paid to non-controlling interests, partially offset by $195 million of proceeds related to HVCC unsecured bilateral term loans and an increase in other affiliate debt primarily at HVCC. Financing activities during the nine month period ended September 30, 2012 included $23 million of dividends paid to non-controlling interests, $5 million repayment of Lighting related term debt in Asia Pacific in connection with the Lighting divestiture, and $810 million Korean Bridge Loan, net of fees and $815 million subsequent repayment.

Debt and Capital Structure

Information related to the Company's debt is set forth in Note 9, "Debt", to the consolidated financial statements included herein under Item 1. For additional information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for specific debt agreements and additional information related to covenants and restrictions.

In July 2012, the board of directors authorized the repurchase of up to $100 million of the Company's common stock. In January 2013, the board of directors reauthorized the previously authorized $100 million and increased the repurchase amount to an additional $200 million, bringing the total share repurchase authorization to $300 million. In March 2013, the Company entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. Under the ASB program, the Company paid the financial institution $125 million and received an initial delivery of 1,713,502 shares of common stock. The value of those shares on the date of delivery was $100 million at $58.36 per share and is included in common stock held in treasury. On April 17, 2013, the ASB program concluded, and the Company received an additional 495,576 shares.

In August 2013, the Company's board of directors raised the authorization of its remaining share repurchase program from $125 million to $1 billion over the next two years. The Company entered into another ASB program in August 2013 with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. The Company paid the financial institution $125 million and received an initial delivery of 1,368,925 shares of common stock. The value of those shares on the date of delivery was $100 million at $73.05 per share and is included in common stock held in treasury. The final settlement will be based on a negotiated discount to the volume weighted average price of the Company's common stock over the term of the ASB program agreement. The program is expected to be concluded during the fourth quarter of 2013. As of September 30, 2013, $875 million remains authorized and available for repurchase through December 31, 2015. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

Off-Balance Sheet Arrangements

The Company has a $15 million Letter of Credit ("LOC") Facility with US Bank National Association, which expires on September 30, 2015. This agreement was amended in September 2013 to extend the agreement for an additional two years, having an expiration date of September 30, 2015. Under the terms of the LOC facility, the Company must maintain a collateral account with U.S. Bank equal to 103% of the aggregated stated amount of the LOCs (or 110% for non-U.S. currencies) with reimbursement for any draws. As of September 30, 2013, the Company had $10 million of outstanding letters of credit issued under this facility and secured by restricted cash. In addition, the Company had $17 million of issued letters of credit to support various customs arrangements and other obligations primarily at its local affiliates, of which $15 million are secured by cash collateral.

The Company has guaranteed approximately $45 million for subsidiary lease payments under various arrangements generally spanning between one to ten years in duration, and approximately $6 million for affiliate credit lines and other credit support agreements. These guarantees have not, nor does the Company expect they are reasonably likely to have, a material current or future effect on the Company’s financial position, results of operations or cash flows.

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

The Company's use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Fair value measurements related to derivative assets take into account the non-performance risk of the respective counterparty, while derivative liabilities take into account the non-performance risk of Visteon and its foreign affiliates. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives as of September 30, 2013.

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
Foreign Currency Risk

The Company's net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to protect the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company's primary foreign exchange operating exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. The net fair value of foreign currency forward contracts was an asset of $7 million and $21 million as of September 30, 2013 and December 31, 2012, respectively.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $43 million and $55 million as of September 30, 2013 and December 31, 2012, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into foreign exchange contracts to mitigate this exposure.
Interest Rate Risk

The Company is subject to interest rate risk, principally in relation to fixed rate debt. The Company may use derivative financial instruments to manage exposure to fluctuations in interest rates. However, as of September 30, 2013, the Company had no outstanding interest rate derivative instruments.
Approximately 60% and 85% of the Company's borrowings were effectively on a fixed rate basis as of September 30, 2013 and December 31, 2012, respectively. The Company continues to evaluate its interest rate exposure and may use swaps or other derivative instruments again in the future.
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

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarterly period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the information above under Note 14, "Commitments and Contingencies," to the consolidated financial statements which is incorporated herein by reference.

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

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the third quarter of 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
July 1, 2013 to July 31, 2013	964	$65.53	—	$125
August 1, 2013 to August 31, 2013	1,381,087	$73.05	1,368,925	$875
September 1, 2013 to September 30, 2013	—	$0	—	$875
Total	1,382,051	$73.05	1,368,925	$875

(1)
This column includes 13,126 shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

(2) On August 11, 2013, the board of directors increased its share repurchase program authorization by $875 million to a total authorization to repurchase up to $1 billion of the Company's common stock thereafter until December 31, 2015. In August 2013, the Company entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to repurchase shares of common stock for an aggregate purchase price of $125 million. Under the ASB program, the Company paid the financial institution $125 million and received an initial delivery of 1,368,925 shares of common stock using a reference price of $73.05. The program is expected to be concluded during the fourth quarter of 2013. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions, non-discretionary programs or in privately negotiated transactions depending on market and economic conditions, share price, trading volumes, alternative uses of capital and other factors.

ITEM 5.	OTHER INFORMATION

Foreign Affiliate Transactions Involving Iran

Pursuant to Iran Threat Reduction and Syrian Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, the Company is required to disclose whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders.

In August 2011, Halla Visteon Climate Control Corp., the Company’s South Korean subsidiary (“HVCC”), acquired a 37.5 percent equity interest in Wuhu Bonaire Automotive Electrical Systems Co., Ltd., a company organized under the laws of the People’s Republic of China (“Bonaire”). Bonaire manufactures and sells automotive HVAC components primarily to Chinese automobile manufacturers. The Company recently received information indicating that Bonaire sold certain HVAC products to Crouse (P.J.S) Co., an automotive supply company located in Iran. These sales produced approximately $420,000 in revenue for Bonaire between January 2013 and October 2013. Bonaire appears to have entered into these transactions without HVCC’s advance knowledge and contrary to the parties’ joint venture contract, which requires compliance with U.S. export controls laws. No additional sales were made after this period and the supply contract has been terminated.

In November 2013, the Company and HVCC jointly filed an Initial Notice of Voluntary Self-Disclosure statement with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding the issues described above. See the additional information above under Note 14, "Commitments and Contingencies," to the consolidated financial statements.

ITEM 6.	EXHIBITS

See Exhibit Index on Page 53, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Michael J. Widgren
Michael J. Widgren
Senior Vice President, Corporate Controller and Chief Accounting Officer

Date: November 7, 2013

Exhibit Index

Exhibit No.	Description
10.1
Master Agreement, dated as of August 12, 2013, by and among VIHI, LLC, Huayu Automotive Systems Company Limited, Yanfeng Visteon Automotive Trim Systems Co., Ltd. and Yanfeng Visteon Automotive Electronics Co., Ltd.  (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on August 16, 2013).

10.2
Side Agreement, dated as of August 12, 2013, by and among VIHI, LLC, Huayu Automotive Systems Company Limited, Yanfeng Visteon Automotive Trim Systems Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on August 16, 2013).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated November 7, 2013.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated November 7, 2013.
32.1	Section 1350 Certification of Chief Executive Officer dated November 7, 2013.
32.2	Section 1350 Certification of Chief Financial Officer dated November 7, 2013.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

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