Form 10-K
period 2013-12-31
VISTEON CORP
filed 2014-02-25
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2013 (the last business day of the most recently completed second fiscal quarter) was approximately $3.2 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__

As of February 17, 2014, the registrant had outstanding 48,395,695 shares of common stock.
Document Incorporated by Reference

Document	Where Incorporated
2014 Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

Visteon Corporation and Subsidiaries

Part I

Item 1.	Business

Description of Business

Visteon Corporation ("Visteon" or the "Company") is a global supplier of climate, electronics and interiors systems, modules and components to automotive original equipment manufacturers (“OEMs”) including Bayerishe Motoren Werke AG (“BMW”), Chrysler Group LLC (“Chrysler”), Daimler AG (“Daimler”), Ford Motor Company ("Ford"), General Motors Company (“General Motors”), Honda Motor Co., Ltd. (“Honda”), Hyundai Motor Company (“Hyundai”), Kia Motors (“Kia”), Mazda Motor Corporation (“Mazda”), Mitsubishi Motors (“Mitsubishi”), Nissan Motor Company, Ltd. (“Nissan”), PSA Peugeot Citroën, Renault S.A. (“Renault”), Toyota Motor Corporation (“Toyota”) and Volkswagen, as well as emerging new vehicle manufacturers in Asia. Visteon delivers value to its customer and shareholders through a family of businesses including:

•	Halla Visteon Climate Control Corporation, majority-owned by Visteon and the world's second largest global supplier of automotive climate components and systems.

•	Visteon Electronics, a global provider of cockpit electronics, including audio/infotainment, driver information, center stack electronics and feature control modules.

•	Visteon Interiors, a global provider of vehicle cockpit modules, instrument panels, consoles and door trim modules.

The Company, headquartered in Van Buren Township, Michigan, has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 24,000 employees dedicated to the design, development, manufacture and support of its product offering and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions. Management believes that the Company is strategically well-positioned to capitalize on growth in emerging markets, particularly those in Asia, where the Company generated 46% of its consolidated sales for the year ended December 31, 2013. The Company's sales for the year ended December 31, 2013 totaled $7.4 billion and were distributed by product group, geographic region, and customer as follows.

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

During the latter part of 2008 and through 2009, weakened economic conditions, largely attributable to the global credit crisis, and erosion of consumer confidence, triggered a global economic recession that negatively impacted the automotive sector. On May 28, 2009, the Company and many of its domestic subsidiaries filed voluntary petitions for reorganization relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in response to the resulting sudden and severe declines in global automotive production and the related adverse impact on the Company’s cash flows and liquidity. On August 31, 2010, the bankruptcy court entered an order confirming the plan of reorganization and the Company emerged from bankruptcy on October 1, 2010.

The Company’s Value Creation Strategy

In September 2012, the Company announced a comprehensive shareholder value creation plan founded on the pillars of industrial logic, customer focus and financial discipline. The comprehensive shareholder value creation plan includes the following primary elements.

•
Climate consolidation - Prior to 2013, the Company's Climate operations were comprised of Halla Climate Control Corporation ("Halla"), a 70% owned and consolidated Korean subsidiary, and a series of wholly-owned Visteon Climate operations and other Visteon Climate joint ventures. During the first quarter of 2013, Halla purchased certain subsidiaries and intellectual property relating to Visteon's global climate business for a total purchase price of $410 million. This combination formed the world's second largest global supplier of automotive climate components and systems under the name of Halla Visteon Climate Control Corporation ("HVCC"). HVCC is majority-owned by Visteon and headquartered in South Korea. The Company expects to achieve synergies through improved global scale and common business practices over time in connection with this business combination.

•
Electronics optimization - The Company's Electronics business has undergone a transition away from powertrain, body and security electronics over the past several years and today is focused solely on electronics in the cockpit of the vehicle delivering innovative audio, infotainment, clusters and displays to OEM customers. The market for cockpit electronics is projected to grow to $45 billion by 2018. The Company believes that its Electronics business is well-positioned to capitalize on a rapidly changing consumer-driven technology landscape and has taken steps to optimize the size and scale of this business associated with its cockpit electronics products.

◦
In the fourth quarter of 2013, the Company paid $58 million for an additional 11% ownership interest in Yanfeng Visteon Automotive Electronics Co., Ltd. (“YFVE”), resulting in a 51% controlling ownership interest in YFVE. YFVE provides an important source of global electronics development and engineering capability. Additionally, the Company invested $48 million during the fourth quarter of 2013 in a non-consolidated electronics holding company owned 50% by Visteon and 50% by Yanfeng.

◦
On January 13, 2014, Visteon reached an agreement to acquire the automotive electronics business of Johnson Controls for cash of $265 million.The acquisition is subject to certain regulatory and other consents and approvals and is expected to be completed in the second quarter of 2014. In the fiscal year ended September 30, 2013, the business to be acquired by Visteon generated approximately $1.3 billion in revenue and about $58 million in EBITDA (earnings before interest, taxes, depreciation and amortization).

These actions are expected to strengthen Visteon's competitive position in the fast-growing vehicle cockpit electronics segment by expanding its global scale, manufacturing and engineering footprint, product portfolio and customer penetration. On a combined basis following completion of the acquisition of the automotive electronics business of Johnson Controls, Visteon expects that its electronics business will have sales of about $3 billion, a No. 2 global position in driver information, an above-average growth rate for the segment, and penetration of nine of the world's ten largest vehicle manufacturers.

•
Interiors strategy - The Company determined that its Interiors business is not aligned with its long-term strategic goals and continues to explore alternatives for this non-core business including, but not limited to, divestiture, partnership or alliance. While the Company views Interiors as a non-core business, it continues to make commitments to this business and intends to divest in the future only under acceptable terms and conditions. On December 17, 2013, Visteon completed the sale of its 50% ownership interest in Yanfeng Visteon Automotive Trim Systems Co., Ltd., ("Yanfeng") a significant Interiors equity investee, for cash proceeds of $928 million. The Company's goal is to dispose of the remainder of its Interiors businesses in three separate transactions targeted for 2014. Due to certain liabilities and capital requirements of many of the these remaining businesses, the Company may be required to contribute cash to such businesses in connection with any disposition, which amounts could be material.

•
Cost reduction program - In November 2012 the Company announced a $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. Through December 31, 2013, the Company recorded approximately $76 million of restructuring expenses under this program. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized.

•
Balance sheet enhancement - In December 2013 the Company exercised its right to repurchase $50 million or 10% of its outstanding 6.75% senior notes due April 2019 for a redemption price of 103% of the principal amount, plus accrued and unpaid interest to the redemption date. This repurchase was in addition to a similar $50 million repurchase of outstanding 6.75% senior notes due April 2019 that was completed in December 2012. Also during 2012, the Company offered an accelerated pension payment program to most of its U.S. defined benefit plan participants who are former employees with vested benefits not yet in pay status, whereby such participants could elect to receive a single lump sum payout. Approximately 70% of eligible participants elected to receive a single lump sum payout resulting in a reduction of the Company's U.S. retirement plan obligations of $408 million and a reduction in plan assets of $301 million, respectively.

•
Share repurchases - Since July 2012, the Company's board of directors has authorized a total of $1.175 billion in share repurchases. In connection with these authorizations the Company completed two $125 million accelerated share buy-back programs during 2013. Also in connection with these authorizations, the Company repurchased $50 million during 2012 through open market purchases. As of December 31, 2013, $875 million remains authorized and available for repurchase through December 31, 2015.

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

•
Emissions and safety - Governments continue to focus regulatory efforts on cleaner and safer transportation with the objective of securing individual mobility. Accordingly, OEMs are working to lower average vehicle emissions by developing a more diverse range of vehicles including those powered by hybrid technologies, alternative fuels, and electricity. OEMs are also working to improve occupant and pedestrian safety by incorporating more safety oriented content in their vehicles. Suppliers must enable the emissions and safety initiatives of their customers including the development of new technologies.

•
Electronic content and connectivity - The electronic content of vehicles continues to increase due to various regulatory requirements and consumer demand for increased vehicle performance and functionality. The use of electronic components can reduce weight, expedite assembly, enhance fuel economy, improve emissions, increase safety and enhance vehicle performance. Additionally, digital and portable technologies have dramatically influenced the lifestyle of today’s consumers who expect products that enable such a lifestyle. This requires increased electronic and technical content such as in-vehicle communication, navigation and entertainment capabilities. While OEMs are taking different paths to connect their vehicles to high-speed broadband internet connections in the short-term, future vehicles are expected to be built with vehicle-to-vehicle connectivity systems.

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

Further information relating to the Company’s reportable segments can be found in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (Note 19, “Segment Information,” to the Company’s consolidated financial statements).

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

Powertrain Cooling Systems
The Company designs and manufactures components and modules that provide cooling and thermal management for the vehicle’s engine and transmission, as well as for batteries and power electronics on hybrid and electric vehicles.  The Company’s systems expertise and proprietary analytical tools enable development of components and modules to meet a wide array of thermal management needs.  Products include: radiators, oil coolers, charge air coolers, exhaust gas coolers, battery and power electronics coolers and systems and fluid transport systems.

Electronics
The Company designs and manufactures advanced in-vehicle entertainment, driver information, wireless communication, climate control and body and security electronics products.

Electronics Products	Description
Audio / Infotainment Systems
The Company offers a range of audio/infotainment products, including audio head units, infotainment head units, connectivity solutions and various amplifiers and rear seat family entertainment systems. Premium audio and infotainment products are marketed under the brand OpenAir™.

Driver Information Systems
The Company offers a complete line of instrument clusters and displays ranging from standard analog-electronic clusters to high resolution, fully-configurable TFT devices across multiple vehicle segments. Displays can integrate a range of user interface technologies and graphics management capabilities. Premium instrumentation products are marketed under the brand LightScape™.

Electronic Climate Controls and Decorative Control Panels
The Company offers a complete line of electronic climate control modules and decorative control panel technologies. Available climate controls vary from single zone manual electronic modules to fully automatic multiple zone modules. Decorative control panels can include multiple modes for user interface technologies, various display and styling-related technologies, and a wide range of cockpit electronic features including audio, climate and driver information.

Body and Security
The Company designs and manufactures body electronics and security modules. Body electronics modules cover a wide range of comfort and convenience applications. Security modules typically manage a variety of access control and immobilization functions.

Interiors
The Company designs and manufactures cockpit modules, instrument panels, door and console modules and interior trim.

Interiors Products	Description
Cockpit Modules
Cockpit modules incorporate structural, electronic, climate control, mechanical and safety components and customers receive services including advanced engineering, design, styling and in-sequence delivery of parts. Cockpit modules are built around instrument panels which consist of a substrate and the optional assembly of structure, ducts, registers, passenger airbag system (integrated or conventional), finished panels and the glove box assembly.

Door Panels and Trims	The Company provides a range of door panels/modules as well as a variety of interior trim products.
Console Modules	Consoles deliver flexible and versatile storage options and are interchangeable units offering consumers a wide range of options that can be tailored to their individual needs.

The Company’s Customers

The Company sells its products primarily to global vehicle manufacturers including BMW, Chrysler, Daimler, Ford, General Motors, Honda, Hyundai, Kia, Mazda, Mitsubishi, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen, as well as emerging new vehicle manufacturers in Asia. To a lesser degree, the Company also sells products for use as aftermarket and service parts to automotive original equipment manufacturers and others for resale through independent distribution networks. Hyundai Kia Automotive Group is one of the Company's largest customers, accounting for 33% of total sales in both 2013 and 2012 and 31% of total sales in 2011. Additionally, Ford is one of the Company's largest customers and accounted for approximately 28% of total sales in 2013, 27% of total sales in both 2012 and 2011.

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

The Company’s Product Sales Backlog

Expected net product sales in Climate and Electronics for 2014 through 2016 from new programs, less net sales from phased-out, lost and canceled programs are approximately $900 million. The Company’s estimate of expected net sales may be impacted by various assumptions, including vehicle production levels on new programs, customer price reductions, currency exchange rates and the timing of program launches. In addition, the Company typically enters into agreements with its customers at the beginning of a vehicle’s life for the fulfillment of customers’ purchasing requirements for the entire production life of the vehicle. These agreements generally may be terminated by customers at any time and, accordingly, expected net sales information does not represent firm orders or firm commitments.

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

The Company’s Workforce and Employee Relations

The Company’s workforce as of December 31, 2013 included approximately 24,000 persons, of which approximately 8,000 were salaried employees and 16,000 were hourly workers. Many of the Company’s employees are members of industrial trade unions and confederations within their respective countries, including Europe, Asia and South America. Many of these organizations operate under collectively bargained contracts that are not specific to any one employer. The Company constantly works to establish and maintain positive, cooperative relations with its unions around the world and believes that its relationships with unionized employees are satisfactory. The Company experienced work stoppages of varying lengths in Europe, South America and Asia during the past three years. These stoppages primarily were either national in nature, aimed at customers or were in anticipation of Company restructuring activities at particular facilities.

The Company’s Product Research and Development

The Company’s research and development efforts are intended to maintain leadership positions in core product lines and provide the Company with a competitive edge as it seeks additional business with new and existing customers. The Company also works with technology development partners, including customers, to develop technological capabilities and new products and applications. Total research and development expenditures were approximately $325 million in 2013, $299 million in 2012, and $326 million in 2011.

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

As of December 31, 2013 the Company had not experienced any other significant shortages of raw materials. The Company monitors its supply base and endeavors to work with suppliers and customers to attempt to mitigate the impact of potential material shortages and supply disruptions. While the Company does not anticipate any significant interruption in the supply of raw materials, there can be no assurance that sufficient sources or amounts of all necessary raw materials will be available in the future.

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

Impact of Environmental Regulations on the Company

The Company is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company is also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties it presently owns or operates and at third-party disposal or treatment facilities to which these sites send or arranged to send hazardous waste. The Company makes capital expenditures in the normal course of business as necessary to ensure that its facilities are in compliance with applicable environmental laws and regulations. For 2013, capital expenditures associated with environmental compliance were not material nor did such expenditures have a materially adverse effect on the Company’s earnings or competitive position. The Company does not anticipate that its environmental compliance costs will be material in 2014.

The Company is aware of contamination at some of its properties. The Company is in various stages of investigation and cleanup at these sites and at December 31, 2013, had recorded a reserve of approximately $1 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

The Company’s International Operations

Financial information about sales and net property by major geographic region can be found in Note 19, “Segment Information,” included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations. The following table sets forth the Company’s sales and net property and equipment by geographic region as a percentage of such consolidated total amounts.

	Sales			Property and Equipment, Net
	Year Ended December 31			December 31
	2013	2012	2011	2013	2012
United States	19%	18%	16%	5%	8%
Mexico	1%	1%	1%	2%	2%
Canada	1%	1%	1%	1%	2%
Intra-region eliminations	—%	—%	(1)%	—%	—%
Total North America	21%	20%	17%	8%	12%
Germany	2%	2%	2%	2%	2%
France	7%	8%	9%	5%	6%
Portugal	8%	8%	6%	7%	6%
Spain	3%	4%	5%	2%	3%
Slovakia	5%	5%	5%	4%	4%
Czech Republic	6%	5%	7%	3%	3%
Hungary	4%	4%	4%	5%	5%
Other Europe	3%	3%	1%	5%	2%
Intra-region eliminations	(5)%	(4)%	—%	—%	—%
Total Europe	33%	35%	39%	33%	31%
Korea	30%	30%	31%	33%	34%
China	15%	11%	7%	13%	10%
India	4%	5%	4%	6%	6%
Japan	3%	3%	3%	1%	1%
Thailand	5%	5%	3%	2%	2%
Intra-region eliminations	(7)%	(6)%	(4)%	—%	—%
Total Asia	50%	48%	44%	55%	53%
South America	6%	6%	6%	4%	4%
Inter-region eliminations	(10)%	(9)%	(6)%	—%	—%
	100%	100%	100%	100%	100%

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

Hyundai Kia Automotive Group (“Hyundai Kia”) has rapidly become one of the Company’s largest customers, accounting for 33% of total product sales in 2013, 33% of total product sales in 2012 and 31% of total product sales in 2011. Additionally, Ford is one of the Company’s largest customers and accounted for approximately 28% of total product sales in 2013, 27% of total product sales in 2012, and 27% of total product sales in 2011. Accordingly, any change in Hyundai Kia's and/or Ford's vehicle production volumes will have a significant impact on the Company’s sales volume and profitability.

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

Demand for the Company’s products is directly related to the automotive vehicle production of the Company’s major customers. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements and other factors. Automotive industry conditions in North America and Europe have been and continue to be extremely challenging. In North America, the industry is characterized by significant overcapacity and fierce competition. In Europe, the market structure is more fragmented with significant overcapacity and declining sales. While Asia continues to grow, the rate of growth is expected to decline.

The financial distress of the Company’s major customers and within the supply base could significantly affect its operating performance.

Domestic and European automotive manufacturers are burdened with substantial structural costs, such as pension and healthcare costs that have impacted their profitability and labor relations. In this environment, it is difficult to forecast future customer production schedules, the potential for labor disputes or the success or sustainability of any strategies undertaken by any of the Company’s major customers in response to the current industry environment. This environment may also put additional pricing pressure on suppliers to OEMs, such as the Company, which would reduce such suppliers’ (including the Company’s) margins. In addition, cuts in production schedules are also sometimes announced by customers with little advance notice, making it difficult for suppliers to respond with corresponding cost reductions.

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

Many of the Company’s employees participate in defined benefit pension plans or retirement/termination indemnity plans. Effective December 31, 2011, active salaried employees in the U.S. ceased to accrue benefits under the existing defined benefit pension plan. The Company’s worldwide pension obligations exposed the Company to approximately $388 million in unfunded liabilities as of December 31, 2013, of which approximately $121 million and $267 million was attributable to unfunded U.S. and non-U.S. pension obligations, respectively.

The Company has previously experienced declines in interest rates and pension asset values. Future declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially deteriorate the funded status of the Company’s plans and affect the level and timing of required contributions in 2014 and beyond. Additionally, a material deterioration in the funded status of the plans could significantly increase pension expenses and reduce the Company’s profitability.

The Company’s assumptions used to calculate pension obligations as of the annual measurement date directly impact the expense to be recognized in future periods. While the Company’s management believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension obligations and future expense. For more information on sensitivities to changing assumptions, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 “Employee Retirement Benefits” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company’s ability to generate sufficient cash to satisfy its obligations may be impacted by the factors discussed herein.

The Company's inability to execute its shareholder value creation strategy could adversely affect its financial performance.

The Company's long-term financial and stock performance depends, in part, on the Company's ability to successfully execute a comprehensive shareholder value creation strategy. This strategy involves, among other things, consolidating climate operations, realigning and reducing fixed costs, enhancing or disposing of certain product groups, achieving market recognition for certain businesses, balance sheet improvements, and share repurchases. Various factors, including the industry environment and the other matters described herein and in Part II - Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including “- Forward-Looking Statements,” could adversely affect our ability to execute this strategy. A failure to execute these strategic objectives could adversely affect the Company's financial condition, operating results and cash flows. Moreover, there can be no assurances that, even if implemented, that the strategy will be successful.

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

Our second amended and restated certificate of incorporation provides, among other things, that any attempted transfer of the Company's securities during a Restricted Period shall be prohibited and void ab initio insofar as it purports to transfer ownership or rights in respect of such stock to the purported transferee to the extent that, as a result of such transfer, either any person or group of persons shall become a “Five-percent shareholder” of Visteon pursuant to Treasury Regulation § 1.382-2T(g), other than a “direct public group” as defined in such regulation (a “Five-Percent Shareholder”), or the percentage stock ownership interest in Visteon of any Five-Percent Shareholder shall be increased.

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

The Company's principal executive offices are located in Van Buren Township, Michigan. As of December 31, 2013, the Company and its consolidated subsidiaries owned or leased approximately:

•	29 corporate offices, technical and engineering centers and customer service centers in seventeen countries around the world, of which 26 were leased and 3 were owned;

•
30 Climate manufacturing and/or assembly facilities in the United States, Canada, Mexico, Czech Republic, France, Hungary, Portugal, Slovakia, Turkey, South Africa, China, India, South Korea, Thailand and Argentina, of which 13 were leased and 17 were owned;

•
24 Interiors manufacturing and/or assembly facilities in Belgium, France, Germany, Poland, Slovakia, Spain, Russia, Morocco, South Korea, Thailand, India, Brazil and Argentina, of which 14 were leased and 10 were owned; and

•	10 Electronics manufacturing and/or assembly facilities in Mexico, Portugal, Russia, India, Japan, South Korea, China, Thailand and Brazil, of which 7 were leased and 3 were owned.

In addition, the Company's non-consolidated affiliates operate approximately 19 manufacturing and/or assembly locations, primarily in the Asia Pacific region. The Company considers its facilities to be adequate for its current uses.

Item 3.	Legal Proceedings

In 2003, the Local Development Finance Authority of the Charter Township of Van Buren, Michigan (the “Township”) issued approximately $28 million in bonds finally maturing in 2032, the proceeds of which were used at least in part to assist in the development of the Company’s U.S. headquarters located in the Township. During January 2010, the Company and the Township entered into a settlement agreement (the “Settlement Agreement”) that, among other things, reduced the taxable value of the headquarters property to current market value and facilitated certain claims of the Township in the Company’s chapter 11 proceedings. The Settlement Agreement also provided that the Company would continue to negotiate in good faith with the Township in the event that property tax payments were inadequate to permit the Township to meet its payment obligations with respect to the bonds. In September 2013, the Township notified the Company in writing that it is estimating a shortfall in tax revenues of between $25 million and $36 million, which could render it unable to satisfy its payment obligations under the bonds, but made no specific monetary demand of the Company. The Company disputes the factual and legal assertions made by the Township and intends to vigorously defend the matter should the Township seek to commence a legal proceeding against the Company. The Company is not able to estimate the possible loss or range of loss in connection with this matter.

In November 2013, the Company and Halla Visteon Climate Control Corp., the Company’s South Korean subsidiary (“HVCC”), jointly filed an Initial Notice of Voluntary Self-Disclosure statement with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding certain sales of automotive HVAC components by a minority-owned, Chinese joint venture of HVCC into Iran, which the Company updated in December 2013. Pursuant to the notice, the Company and HVCC are reviewing these matters and will furnish OFAC with the results of their investigation. OFAC may conclude that our actions resulted in violations of U.S. economic sanctions laws and warrant the imposition of civil penalties, such as fines, limitations on our ability to export products from the United States, and/or referral for further investigation by the U.S. Department of Justice. Any such fines or restrictions may be material to the Company’s financial results in the period in which they are imposed. Additionally, disclosure of this conduct and any fines or other action relating to this conduct could harm the Company’s reputation and have a material adverse effect on our business, operating results and financial condition. Although the Company plans to file its full report with OFAC by March 2014, it cannot predict when OFAC will conclude its review of that report or whether it will impose any of the potential penalties described above.

During January 2014, HVCC provided documents and information to the Korean Fair Trade Commission regarding certain subcontracting transactions and practices. HVCC's policy is to comply with all laws and regulations applicable to it and it intends to cooperate fully with the Korean Fair Trade Commission. At this time, HVCC is not able to estimate a reasonably possible range of loss that may ultimately result from this investigation.

On March 29, 2012, the Korean Supreme Court ruled that regular bonuses should be included for purposes of calculating the ordinary wage of applicable employees, which was contrary to previous legal precedent and the position of the Korean Ministry of Employment and Labor. On December 18, 2013, the Korean Supreme Court issued an en banc decision clarifying that (i) regular bonuses, should be included for purposes of calculating such ordinary wage, and (ii) certain incentive pay and family allowances may also be included for purposes of calculating such ordinary wage if they were paid to employees as consideration for the labor actually provided by them. The court also indicated that employers could be excused from liability for excluding such regular bonuses from ordinary wages where an express or implied management-labor agreement or practice to exclude such amounts existed and to require such payment would cause “serious managerial difficulty.” The Company is evaluating the potential financial impact of these new court rulings, and is not able to determine at this time whether it will have a material impact on the results of operations and cash flows of its South Korean subsidiaries. However, the Company believes it qualifies for this provision for prior periods. In addition, on May 24, 2013, Halla Visteon Climate Control Union in Korea, representing 891 hourly employees of HVCC, filed a legal petition with Seoul Southern District Court, claiming unpaid statutory benefits for the past three years based on the initial Supreme Court ruling. The Company is in the process of evaluating these claims, but at this time is not able to estimate the possible loss or range of loss in connection with this matter.

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of December 31, 2013, the Company maintained accruals of approximately $9 million for claims aggregating approximately $150 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

Several current and former employees of Visteon Deutschland GmbH (“Visteon Germany”) filed civil actions against Visteon Germany in various German courts beginning in August 2007 seeking damages for the alleged violation of German pension laws that prohibit the use of pension benefit formulas that differ for salaried and hourly employees without adequate justification. Several of these actions have been joined as pilot cases. In a written decision issued in April 2010, the Federal Labor Court issued a declaratory judgment in favor of the plaintiffs in the pilot cases. To date, more than 750 current and former employees have filed similar actions or have inquired as to or been granted additional benefits, and an additional 600 current and former employees are similarly situated. The Company's remaining reserve for unsettled cases is approximately $8 million and is based on the Company’s best estimate as to the number and value of the claims that will be made in connection with the pension plan. However, the Company’s estimate is subject to many uncertainties which could result in Visteon Germany incurring amounts in excess of the reserved amount of up to approximately $9 million.

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

In December of 2009, the Court granted the Debtors' motion in part authorizing them to terminate or amend certain other postretirement employee benefits, including health care and life insurance. On December 29, 2009, the IUE-CWA, the Industrial Division of the Communications Workers of America, AFL-CIO, CLC, filed a notice of appeal of the Court's order with the District Court. By order dated March 31, 2010, the District Court affirmed the Court's order in all respects. On April 1, 2010, the IUE filed a notice of appeal. On July 13, 2010, the Circuit Court reversed the order of the District Court as to the IUE-CWA and directed the District Court to, among other things, direct the Court to order the Company to take whatever action is necessary to immediately restore terminated or modified benefits to their pre-termination/modification levels. On July 27, 2010, the Company filed a Petition for Rehearing or Rehearing En Banc requesting that the Circuit Court review the panel’s decision, which was denied. By orders dated August 30, 2010, the Court ruled that the Company should restore certain other postretirement employee benefits to the appellant-retirees and also to salaried retirees and certain retirees of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”). On September 1, 2010, the Company filed a Notice of Appeal to the District Court of the Court's decision to include non-appealing retirees, and on September 15, 2010 the UAW filed a Notice of Cross-Appeal. On July 25, 2012, the District Court ruled in favor of the Company on both appeals, and the UAW has appealed this ruling to the Circuit Court. The Company reached an agreement with the original appellants in late-September 2010, which resulted in the Company not restoring other postretirement employee benefits of such retirees. On September 30, 2010, the UAW filed a complaint, which it amended on October 1, 2010, in the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after October 1, 2010. The parties reached a preliminary settlement agreement in January 2013, but it was later terminated by the plaintiffs. On October 22, 2013, the U.S. District Court for the Eastern District of Michigan issued an order denying the Company's motion to dismiss the UAW's complaint and granted its motion to transfer the case to the U.S. District Court for the District of Delaware. As of December 31, 2013, the Company maintains an accrual for claims that are deemed probable of loss and are reasonably estimable.

While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.

Item 4.	Mine Safety Disclosures

None

Item 4A.	Executive Officers and Key Employees

The following table shows information about the executive officers of the Company and other key employees. Ages are as of February 1, 2014:

Name	Age	Position
Timothy D. Leuliette	64	President and Chief Executive Officer
Jeffrey M. Stafeil	44	Executive Vice President and Chief Financial Officer
Martin T. Thall	52	Executive Vice President and President, Electronics Product Group
Michael K. Sharnas	42	Senior Vice President and General Counsel
Michael J. Widgren	45	Senior Vice President, Corporate Controller and Chief Accounting Officer
Yong Hwan Park	57	President and Chief Executive Officer, Halla Visteon Climate Control Corporation

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

Martin T. Thall has been Visteon’s Executive Vice President and President, Electronics Product Group since November 19, 2013. Before joining Visteon, Mr. Thall was a vice president at Verizon Communications, a mobile phone service provider, from January 2012 to April 2013, and Chief Executive Officer of Vehicle ICT Corporation, a provider of management consulting services to automotive and information technology firms, from January 2010 to December 2011. Prior to that, he served in various management roles at Microsoft Corporation from 1996 to 2008, including Vice President and General Manager of the Automotive Business Unit. Mr. Thall also served as director of Blackline GPS, Inc. from July 2009 to December 2011.

Michael K. Sharnas has been Visteon's Senior Vice President and General Counsel since August 2012. Prior to that, he was Vice President and General Counsel since October 2009, Assistant General Counsel since 2005 and Associate General Counsel since joining the Company in October 2002.

Michael J. Widgren has been Visteon’s Senior Vice President, Corporate Controller and Chief Accounting Officer since November 1, 2013. Prior to that he was Vice President, Corporate Controller and Chief Accounting Officer since May 2007, served as Visteon’s interim Chief Financial Officer from October 3, 2012 to November 2, 2012, and was Assistant Corporate Controller since joining the Company in October 2005. Before joining Visteon, Mr. Widgren served as Chief Accounting Officer for Federal-Mogul Corporation.

Yong Hwan Park has been Halla Visteon Climate Control Corporation’s President and Chief Executive Officer since March 2012. From June 2011 until March 2012, Mr. Park served as President and Chief Operating Officer of Halla Visteon Climate Control Corporation. Prior to that, he was Vice President, Corporate Planning from January 2011 until May 2011, and Senior Director, Corporate Planning prior thereto. Mr. Park joined Halla Visteon Climate Control Corporation in 1986 when the company was formed and has held various roles of increasing responsibility.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 17, 2014, the Company had 48,395,695 shares of its common stock $0.01 par value outstanding, which were owned by 10,890 shareholders of record. The table below shows the high and low sales prices per share for the Company’s successor common stock as reported by the NYSE for each quarterly period for the last two years.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$61.50	$66.49	$77.60	$82.23
Low	$50.00	$52.26	$59.95	$72.50

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$57.00	$53.46	$48.40	$54.18
Low	$47.16	$35.72	$27.04	$42.48
No dividends were paid by the Company on its common stock during the years ended December 31, 2013, 2012 or 2011. The Company’s Board of Directors (the “Board”) evaluates the Company’s dividend policy based on all relevant factors. The Company’s credit agreements limit the amount of cash payments for dividends that may be made. Additionally, the ability of the Company’s subsidiaries to transfer assets is subject to various restrictions, including regulatory requirements and governmental restraints. Refer to Note 4, “Non-Consolidated Affiliates,” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the fourth quarter of 2013.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
Oct. 1, 2013 to Oct. 31, 2013	57,424	$76.00	—	$875
Nov. 1, 2013 to Nov. 30, 2013	1,350	$77.14	—	$875
Dec. 1, 2013 to Dec. 31, 2013	308,992	$74.56	307,975	$875
Total	367,766	$74.80	307,975	$875

(1)
This column includes 59,791 shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

(2)
On August 11, 2013, the board of directors increased its share repurchase program authorization by $875 million to a total authorization to repurchase up to $1 billion of the Company's common stock thereafter until December 31, 2015. In August 2013, the Company entered into an accelerated stock buyback "(ASB") program with a third-party financial institution to repurchase shares of common stock for an aggregate purchase price of $125 million. Under the ASB program, the Company paid the financial institution $125 million and received an initial delivery of 1,368,925 shares of common stock using a reference price of $73.05. On December 20, 2013, the program concluded and the Company received an additional 307,975 shares. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions, non-discretionary programs or in privately negotiated transactions depending on market and economic conditions, share price, trading volumes, alternative uses of capital and other factors.

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

Performance Graph

The following graph compares the cumulative total stockholder return from October 1, 2010, the date of the Company's emergence from Chapter 11 bankruptcy proceedings, through December 31, 2013, for its existing common stock, the S&P 500 Index and the Dow Jones U.S. Auto Parts Index. Because the value of the Company's predecessor common stock bears no relation to the value of its existing common stock, the graph below reflects only the Company's existing common stock. The graph below assumes that $100 was invested on October 1, 2010 in each of the Company's existing common stock, the stocks comprising the S&P 500 Index and the stocks comprising the Dow Jones U.S. Auto Parts Index, and that all that dividends have been reinvested.

	October 1, 2010	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
Visteon Corporation	$100.00	$123.80	$83.20	$89.70	$136.50
S&P 500	$100.00	$110.30	$112.60	$130.60	$172.90
Dow Jones U.S. Auto & Parts Index	$100.00	$127.80	$111.30	$122.70	$178.30
The above comparisons are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's common stock or the referenced indices.

Item 6.	Selected Financial Data

The following statement of operations, statement of cash flow and balance sheet data were derived from the Company's consolidated financial statements for the years ended December 31, 2013, 2012 and 2011, and the three month period ended December 31, 2010 and nine month period ended October 1, 2010, and the years ended December 31, 2009. This information should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

	Successor				Predecessor
	Year Ended December 31	Year Ended December 31	Year Ended December 31	Three months Ended December 31	Nine Months Ended October 1	Year Ended December 31
	2013	2012	2011	2010	2010	2009
	(Dollars in Millions, Except Per Share Amounts)
Statement of Operations Data
Net sales	$7,439	$6,857	$7,532	$1,778	$5,244	$6,328
Net income from continuing operations	775	170	210	105	982	227
(Loss) income from discontinued operations, net of tax	—	(3)	(56)	—	14	(43)
Net income attributable to Visteon Corporation	$690	$100	$80	$86	$940	$128

Basic earnings (loss) per share:
Continuing operations	$13.80	$1.95	$2.65	$1.71	$7.10	$1.31
Discontinued operations	—	(0.06)	(1.09)	—	0.11	(0.33)
Basic earnings attributable to Visteon Corporation	$13.80	$1.89	$1.56	$1.71	$7.21	$0.98

Diluted earnings (loss) per share:
Continuing operations	$13.50	$1.93	$2.62	$1.66	$7.10	$1.31
Discontinued operations	—	(0.05)	(1.08)	—	0.11	(0.33)
Diluted earnings attributable to Visteon Corporation	$13.50	$1.88	$1.54	$1.66	$7.21	$0.98

Balance Sheet Data
Total assets	$5,991	$5,156	$4,969	$5,208	N/A	$5,019
Total debt	$730	$569	$599	$561	N/A	$231
Total Visteon Corporation stockholders' equity (deficit)	$1,920	$1,385	$1,307	$1,260	N/A	$(772)

Statement of Cash Flows Data
Cash provided from operating activities	$312	$239	$175	$154	$20	$141
Cash provided from (used by) investing activities	$698	$(40)	$(331)	$(76)	$(75)	$(123)
Cash used by financing activities	$(141)	$(115)	$(3)	$(40)	$(42)	$(259)

On August 12, 2013, Visteon entered into a Master Agreement (the “Master Agreement”) with Huayu Automotive Systems Company Limited (“HASCO”), Yanfeng Visteon Automotive Trim Systems Co., Ltd. (“Yanfeng”) and Yanfeng Visteon Automotive Electronics Co., Ltd. (“YFVE”), pursuant to which, among other things, Visteon and HASCO agreed to modify their existing interests in automobile interiors and electronics joint ventures in the People’s Republic of China, including Yanfeng and YFVE. Pursuant to the Master Agreement, among other transactions, Visteon agreed to sell its 50% ownership interest in Yanfeng for cash of approximately $928 million and Visteon agreed to subscribe to an additional 11% ownership interest in YFVE for cash of approximately $58 million. During the fourth quarter of 2013, Visteon completed some of the transactions contemplated under the Master Agreement including, but not limited to, the subscription to an additional 11% ownership interest in YFVE and the sale of its 50% ownership interest in Yanfeng.

Income before income taxes, income (loss) from continuing operations, and net income (loss) attributable to Visteon Corporation for the quarter ended December 31, 2013 included gains of $465 million related to the completion of certain of these transactions. Visteon recorded a gain of $413 million from the sale of its 50% equity interest in Yanfeng and a gain of $52 million from the remeasurement of Visteon's previous 40% equity interest in YFVE to fair value in connection with the step acquisition of an additional 11%, which resulted in a 51% controlling ownership interest in YFVE. Additionally, during the fourth quarter of 2013, Visteon recorded equity earnings of $27 million, representing its 50% share of a $54 million non-cash gain at Yanfeng. The gain resulted from the deconsolidation of YFVE at Yanfeng pursuant to Visteon's November 2013 step acquisition. Cash received from the sale of the Company's 50% investment in Yanfeng has been included in the table above as Cash provided from investing activities for the year ended December 31, 2013.

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

Executive Summary

Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global supplier of climate, electronics and interiors systems, modules and components to automotive original equipment manufacturers (“OEMs”) including BMW, Chrysler, Daimler, Ford, General Motors, Honda, Hyundai, Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. Visteon delivers value to its customers, and shareholders through a family of businesses including:

•	Halla Visteon Climate Control Corporation, majority-owned by Visteon and the world's second largest global supplier of automotive climate components and systems.

•	Visteon Electronics, a global provider of cockpit electronics, including audio/infotainment, driver information, center stack electronics and feature control modules.

•	Visteon Interiors, a global provider of vehicle cockpit modules, instrument panels, consoles and door trim modules.

Visteon, headquartered in Van Buren Township, Michigan, has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 24,000 employees dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions. The Company's sales for the year ended December 31, 2013 totaled $7.4 billion and were distributed by product group, geographic region, and customer as follows.

Strategic Transformation

In September 2012, the Company announced a comprehensive shareholder value creation plan founded on the pillars of industrial logic, customer focus and financial discipline. The comprehensive shareholder value creation plan includes the following primary elements.

•
Climate consolidation - Prior to 2013, the Company's Climate operations were comprised of Halla Climate Control Corporation ("Halla"), a 70% owned and consolidated Korean subsidiary, and a series of wholly-owned Visteon Climate operations and other Visteon Climate joint ventures. By combining these Climate operations, the Company expects to achieve synergies through improved global scale and common business practices. During the first quarter of 2013, Halla purchased certain subsidiaries and intellectual property relating to Visteon's global climate business for a total purchase price of $410 million. This combination formed the world's second largest global supplier of automotive climate components and systems under the name of Halla Visteon Climate Control Corporation ("HVCC"). HVCC is majority-owned by Visteon and headquartered in South Korea.

•
Electronics optimization - The Company's Electronics business has undergone a transition away from powertrain, body and security electronics over the past several years and today is focused solely on electronics in the cockpit of the vehicle delivering innovative audio, infotainment, clusters and displays to OEM customers. The market for cockpit electronics is projected to grow to $45 billion by 2018. The Company believes that its Electronics business is well-positioned to capitalize on a rapidly changing consumer-driven technology landscape. The Company has taken steps to optimize the size and scale of its Electronics business with a specific focus on cockpit electronics products.

◦
In the fourth quarter of 2013, the Company paid $58 million for an additional 11% ownership interest in Yanfeng Visteon Automotive Electronics Co., Ltd. (“YFVE”), resulting in a 51% controlling ownership interest. YFVE provides an important source of global electronics development and engineering capability. Additionally, the Company invested $48 million during the fourth quarter of 2013 in a non-consolidated electronics holding company owned 50% by Visteon and 50% by Yanfeng.

◦
On January 13, 2014, Visteon reached an agreement to acquire the automotive electronics business of Johnson Controls for cash of $265 million. The acquisition is subject to certain regulatory and other consents and approvals and is expected to be completed in the second quarter of 2014. In the fiscal year ended September 30, 2013, the business to be acquired by Visteon generated approximately $1.3 billion in revenue and about $58 million in EBITDA (earnings before interest, taxes, depreciation and amortization).

These actions are expected to strengthen Visteon's competitive position in the fast-growing vehicle cockpit electronics segment by expanding its global scale, manufacturing and engineering footprint, product portfolio and customer penetration. On a combined basis following completion of the acquisition of the automotive electronics business of Johnson Controls, Visteon expects that its electronics business will have sales of about $3 billion, a No.2 global position in driver information, an above-average growth rate for the segment, and penetration of nine of the world's ten largest vehicle manufacturers.

•
Interiors strategy - The Company determined that its Interiors business is not aligned with its long-term strategic goals and continues to explore alternatives for this non-core business including, but not limited to, divestiture, partnership or alliance. While the Company views Interiors as a non-core business, it continues to make commitments to this business and intends to divest in the future only under acceptable terms and conditions. On December 17, 2013, Visteon completed the sale of its 50% ownership interest in Yanfeng Visteon Automotive Trim Systems Co., Ltd., ("Yanfeng") a significant interiors equity investee, for cash proceeds of $928 million (before applicable taxes). The Company's goal is to dispose of the remainder of its Interiors businesses in three separate transactions targeted for 2014. Due to certain liabilities and capital requirements of many of the these remaining businesses, the Company may be required to contribute cash to such businesses in connection with any disposition, which amounts could be material.

In connection with the preparation of the December 31, 2013 financial statements, the Company determined that an indicator of impairment existed in relation to the net assets of its Interiors business, which approximated $220 million as of December 31, 2013.  Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing to run and operate the Interiors business and estimated cash flows associated with the potential sale of the Interiors business. As a result of the analysis, the Company concluded that the assets were not recoverable. However, no impairment was recorded as of December 31, 2013 as the fair value of the underlying assets were determined to be in excess of the respective carrying value. To the extent that a sale transaction becomes more likely to occur in future periods an impairment charge may be required and such charge could be material. As of December 31, 2013 the Company did not meet the specific criteria necessary for the Interiors assets to be considered held for sale.

•
Cost reduction program - In November 2012 the Company announced a $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. Through December 31, 2013, the Company recorded approximately $76 million of restructuring expenses under this program. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized.

•
Balance sheet enhancement - In December 2013 the Company exercised its right to repurchase $50 million or 10% of its outstanding 6.75% senior notes due April 2019 for a redemption price of 103% of the principal amount, plus accrued and unpaid interest to the redemption date. This repurchase was in addition to a similar $50 million repurchase of outstanding 6.75% senior notes due April 2019 that was completed in December 2012. Also during 2012, the Company offered an accelerated pension payment program to most of its U.S. defined benefit plan participants who are former employees with vested benefits not yet in pay status, whereby such participants could elect to receive a single lump sum payout. Approximately 70% of eligible participants elected to receive a single lump sum payout resulting in a reduction of the Company's U.S. retirement plan obligations of $408 million and a reduction in plan assets of $301 million, respectively.

Share Repurchase Program

During 2012, the Company's board of directors authorized the repurchase of up to $100 million of the Company's common stock. During 2012, the Company repurchased 1,005,559 shares of its outstanding common stock at an average price of $49.72 per share, excluding commissions, for the aggregate purchase price of $50 million. In January 2013, the board of directors reauthorized the $100 million and increased the repurchase amount to an additional $200 million over the next two years, bringing the total share repurchase authorization to $300 million. In March 2013, the Company entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. On April 17, 2013, the ASB program concluded with the Company having repurchased a total of 2,209,078 shares.

In August 2013, the Company's board of directors raised the authorization of its remaining share repurchase program from $125 million to $1 billion over the next two years. The Company entered into another ASB program in August 2013 with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. The Company paid the financial institution $125 million and received an initial delivery of 1,368,925 shares of common stock. The value of those shares on the date of delivery was $100 million at $73.05 per share and is included in common stock held in treasury. On December 20, 2013, the program concluded and the Company received an additional 307,975 shares. As of December 31, 2013, $875 million remains authorized and available for repurchase through December 31, 2015. The Company anticipates that repurchases of common stock would occur from time to time in open market transactions, non-discretionary programs or in privately negotiated transactions depending on market and economic conditions, share price, trading volumes, alternative uses of capital and other factors.

Global Automotive Industry

The Company conducts its business in the automotive industry, which is capital intensive, highly competitive and sensitive to economic conditions. During 2013 the global automotive industry continued to experience modest global growth. Vehicle production in China outpaced the overall growth rate fueled by increasing consumer demand. Production in North America also increased based on continuing strength in demand, growing exports, and increased localization of production. Europe appears to have stabilized, although at historically low levels, supported by strong luxury exports. Production in the remaining regions was mixed due to varying economic, political and social factors. Light vehicle production levels for 2013 by geographic region are provided below (units in millions):

	Light Vehicle Production
	2013	2012	Change
Global	84.5	81.5	3.6%
North America	16.2	15.4	4.9%
South America	4.5	4.3	5.7%
Europe	19.3	19.3	0.2%
China	21.2	18.6	13.9%
Japan/Korea	13.5	14.0	(3.4)%
India	3.6	3.8	(4.1)%
ASEAN	4.3	4.1	4.1%

Source: IHS Automotive

Financial Results Summary

Highlights of the Company's financial results for the year ended December 31, 2013 include the following.

•
The Company recorded sales of $7,439 million representing an increase of approximately 8% when compared with the year ended December 31, 2012. The increase reflects higher customer production volumes for Climate in all regions, Electronics in Asia and North America, partially offset by Interiors declines in Europe and South America.

•
Gross margin was $684 million or 9.2% of sales for the year ended December 31, 2013 compared to $589 million or 8.6% of sales for the same period of 2012. The increase was primarily attributable to higher volumes.

•
Net income attributable to Visteon was $690 million, inclusive of gains totaling $465 million comprised of a $413 million gain on the sale of the Company's 50% ownership interest in Yanfeng and a $52 million gain on the remeasurement of Visteon's previous 40% equity interest in YFVE to fair value.

•	The Company generated $312 million of cash from operating activities, an increase of $73 million compared with the prior year, largely due to higher cash dividends from non-consolidated affiliates.

•	Cash from investing activities of $698 million included $928 million from the sale of the Company's 50% interest in Yanfeng, partially offset by capital expenditures.

•
Total cash, including restricted cash, was $1,702 million, $857 million higher than December 31, 2012. The Company's total debt was $730 million, $161 million higher than December 31, 2012. As of December 31, 2013 the Company had $972 million of cash in excess of total debt.

Consolidated Results of Operations - 2013 Compared with 2012

The Company's consolidated results of operations for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31
	2013	2012	Change
	(Dollars in Millions)
Sales	$7,439	$6,857	$582
Cost of sales	6,755	6,268	487
Gross margin	684	589	95
Selling, general and administrative expenses	367	369	(2)
Equity in net income of non-consolidated affiliates	213	226	(13)
Restructuring expense	39	79	(40)
Interest expense, net	39	35	4
Gain on Yanfeng transactions	465	—	465
Other expense, net	35	41	(6)
Provision for income taxes	107	121	(14)
Net income from continuing operations	775	170	605
Loss from discontinued operations	—	(3)	3
Net income	$775	$167	$608
Net income attributable to Visteon Corporation	$690	$100	$590
Adjusted EBITDA*	$704	$626	$78

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

Sales for the year ended December 31, 2013 totaled $7,439 million, which represents an increase of $582 million compared with the same period of 2012. Sales increased $562 million primarily driven by Climate and Electronics due to higher production volumes in Asia, North America and Europe. Favorable currency of $58 million also contributed to the increase, primarily attributable to the Euro, Korean Won and Chinese Yuan currencies, partially offset by the Indian Rupee, Japanese Yen and Brazilian Real currencies. The consolidation of YFVE with effect from November 1, 2013 increased sales $66 million. Other reductions of $104 million were associated with customer pricing, net of design savings.

Cost of Sales

Cost of sales increased $487 million for the year ended December 31, 2013 when compared with the same period in 2012. The increase includes $446 million attributable to increased production volumes and changes in product mix, representing the variable nature of material and labor costs. Foreign currency increased cost of sales by $73 million attributable to strengthening of the Euro, Korean Won and Chinese Yuan, partially offset by offset by weakening of the Japanese Yen, Indian Rupee, and the Brazilian Real. Engineering costs increased $23 million, supporting growth in the Climate and Electronics segments. Material commodity pricing, manufacturing performance and design changes increased cost of sales by $16 million. These increases were partially offset by $134 million of efficiencies including material, design, and usage economics.

Gross Margin

The Company's gross margin was $684 million or 9.2% of sales for the year ended December 31, 2013 compared to $589 million or 8.6% of sales for the same period of 2012. The increase in gross margin of $95 million was associated with favorable volume and mix of $116 million partially offset by unfavorable currency of $14 million. Other net cost performance decreased gross margin by $7 million, primarily driven by increased engineering costs.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $367 million and $369 million during the years ended December 31, 2013 and 2012, respectively. The decrease resulted from administrative cost efficiencies and the non-recurrence of prior year costs including pension settlement losses of $4 million, note receivable impairment of $4 million and consulting fees of $5 million. Higher incentive compensation costs and the YFVE consolidation of $4 million were partial offsets.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates totaled $213 million and $226 million for the years ended December 31, 2013 and 2012, respectively, representing a decrease of $13 million. Equity in net income of non-consolidated affiliates for the year ended December 31, 2013 includes $27 million representing Visteon's 50% equity interest in a non-cash gain recorded by Yanfeng. The gain resulted from the deconsolidation of YFVE pursuant to Visteon's November 2013 step acquisition to acquire a controlling 51% ownership interest in YFVE. In connection with the deconsolidation, Yanfeng recorded its retained non-controlling interest in YFVE at fair value, which exceeded the carrying value of net assets deconsolidated. Equity earnings for the year ended December 31, 2012 included $63 million representing Visteon's equity interest in a non-cash gain recorded by Yanfeng resulting from the excess of fair value over the carrying value of a former equity investee that was consolidated effective June 1, 2012. The following table presents summarized statement of operations data for the Company’s non-consolidated affiliates representing 100% of the results of operations of such non-consolidated affiliates.

	Net Sales		Gross Margin		Net Income
	December 31		December 31		December 31
	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)
Yanfeng	$8,089	$5,171	$1,160	$782	$334	$369
All other	1,335	1,757	111	194	94	92
	$9,424	$6,928	$1,271	$976	$428	$461
Yanfeng sales and gross margin for the year ended December 31, 2012 include approximately $1,733 million and $278 million, respectively, related to the results of operations for the five months ended May 31, 2013 of a former equity investee that was consolidated effective June 1, 2012. Yanfeng net income for the years ended December 31, 2013 and 2012 includes approximately $54 million and $130 million, respectively associated with non-cash gains.

Restructuring Expense

During 2013 the Company recorded $39 million of restructuring expenses, net of reversals, compared to $79 million, net of reversals, for 2012. The Company's restructuring reserve and activity is summarized below for the year ended December 31, 2013.

	Interiors	Climate	Electronics	Corporate	Total
	(Dollars in Millions)
Restructuring reserve - December 31, 2012	$34	$1	$1	$3	$39
Expenses	13	19	—	9	41
Reversals	(1)	—	(1)	—	(2)
Utilization	(21)	(19)	—	(9)	(49)
Restructuring reserve - December 31, 2013	$25	$1	$—	$3	$29
During the year ended December 31, 2013, the Company recorded an additional $4 million of employee severance and termination benefit costs associated with a previously announced plan to restructure three European Interiors facilities and made cash payments of approximately $16 million for related employee severance and termination benefits. As of December 31, 2013 approximately $18 million remains accrued for this program. During 2013 the Company also announced a plan to restructure the workforce and related processes at an Interiors operation in Brazil and recorded employee severance and termination benefit costs of $8 million associated with approximately 255 employees. The Company made cash payments of approximately $4 million for related employee severance and termination benefits during 2013. As of December 31, 2013 approximately $4 million remains accrued for this program. The Company recorded and paid employee severance and termination benefit costs of $19 million for approximately 100 employees during the year ended December 31, 2013 related to a program designed to commonize global business systems and processes across its Climate operations for the purpose of reducing costs.

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

Interest Expense, Net

Interest expense for the year ended December 31, 2013 of $47 million included $30 million associated with the Company's 6.75% Senior Notes due April 15, 2019, $11 million associated with affiliate debt, and $6 million for commitment fees and amortization of debt issuance costs. During the year ended December 31, 2012, interest expense was $49 million, including $33 million on the 6.75% Senior Notes due April 15, 2019, $7 million for commitment fees and amortization of debt issuance costs, $5 million related to the Korean Bridge Loan and $4 million associated with affiliate debt. Interest income of $8 million for the year ended December 31, 2013 decreased by $6 million when compared to $14 million for the same period of 2012 due to lower rates and a change in the regional mix of cash.

Gain on Yanfeng Transactions

On August 12, 2013, Visteon entered into a Master Agreement (the “Master Agreement”) with Huayu Automotive Systems Company Limited (“HASCO”), Yanfeng Visteon Automotive Trim Systems Co., Ltd. (“Yanfeng”) and Yanfeng Visteon Automotive Electronics Co., Ltd. (“YFVE”), pursuant to which, among other things, Visteon and HASCO agreed to modify their existing interests in automobile interiors and electronics joint ventures in the People’s Republic of China, including Yanfeng and YFVE.

During the fourth quarter of 2013, Visteon completed some of the transactions contemplated under the Master Agreement including, but not limited to, the subscription to an additional 11% ownership interest in YFVE and the sale of its 50% ownership interest in Yanfeng. The Company recorded gains on these transactions totaling $465 million, including a gain of $413 million from the sale of its 50% equity interest in Yanfeng and a gain of $52 million from the remeasurement of Visteon's previous 40% equity interest in YFVE to fair value in connection with the 11% step acquisition, which resulted in a 51% controlling ownership interest in YFVE. Other transactions contemplated under the Master Agreement not completed during the fourth quarter of 2013 remain subject to substantive closing conditions, including government and regulatory approvals. Such transactions are expected to be substantially completed in multiple stages by June 30, 2015.

Other Expense, Net

Other expense, net consists of the following:

	Year Ended December 31
	2013	2012
	(Dollars in Millions)
Transformation costs	$40	$33
Gain on sale of joint venture interest	(5)	(19)
Loss on debt extinguishment	2	6
UK Administration recovery	(2)	—
Loss on asset contribution	—	14
Asset impairments	—	5
Reorganization-related costs, net	—	2
	$35	$41
The Company recorded transformation costs of $40 million and $33 million for the years ended December 31, 2013 and 2012, respectively, related to financial and advisory services associated with continued execution of its comprehensive shareholder value creation plan.

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

Loss on debt extinguishment of $2 million for the years ended December 31, 2013 and 2012 are related to the 103% redemption premium paid on the December 2013 and 2012 repurchases each for $50 million of the Company's 6.75% senior notes due April 15, 2019. In the year ended December 31, 2012, the Company recorded an additional loss on debt extinguishment of $4 million relating to unamortized amounts attributable to the Korean Bridge Loan that was repaid during the third quarter 2012.

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

During the year ended December 31, 2012 and in connection with agreements reached with the labor union and the Spanish government for the closure of the Cadiz Electronics operation, the Company transfered land, building and machinery with a net book value of approximately $14 million to the Spanish government for the benefit of the former Cadiz Electronics employees and the El Puerto de Santa Maria, Spain community.

During the fourth quarter of 2012, the Company recorded an impairment of $5 million for an other than temporary decline in the value of Visteon TYC Corporation, reflecting the difference between the carrying value and estimated sale transaction proceeds.

Income Taxes

The Company's provision for income tax was $107 million for year ended December 31, 2013 and reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits, the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions, and other non-recurring tax items.

The Company's provision for income taxes decreased $14 million for the year ended December 31, 2013 compared with 2012, reflecting a $59 million reduction in year-over-year changes in unrecognized tax benefits (including interest) primarily attributable to reevaluating transfer pricing-related exposures in Europe and the United States due to audit closures occurring in 2013, $6 million associated with tax law changes (primarily in Mexico), and a $4 million increase in tax benefits resulting from the elimination of valuation allowances, comprised of a $12 million benefit in 2013 related to the elimination of valuation allowances against Korean foreign tax credits as compared to an $8 million benefit in 2012 related to the elimination of deferred tax asset valuation allowances at several foreign subsidiaries in China, India and the Czech Republic. Other changes in the Company's deferred tax asset valuation allowances did not materially impact net tax expense during the years ended December 31, 2013 or 2012. Decreases in year-over-year tax expense were partially offset by $4 million attributable to overall changes in the mix of earnings and tax rates between jurisdictions and other items and $51 million of China tax associated with the gain on the Yanfeng transactions. Additionally, the U.S. income tax consequences associated with the Yanfeng transactions were fully offset by tax attributes carrying a full valuation allowance and had no material impact on net tax expense.

Visteon's emergence from bankruptcy in 2010 resulted in a change of ownership within the meaning of Internal Revenue Code (“IRC”) Sections 382 and 383, causing the use of Visteon's pre-emergence U.S. federal net operating loss (“NOL”) and various other tax attributes to be limited in the post-emergence period. However, NOLs and other tax attributes generated in the post emergence period are generally not limited by the emergence from bankruptcy, but could be limited if there is a subsequent change of ownership. If the Company were to have another change of ownership within the meaning of IRC Sections 382 and 383, its post-emergence NOL and other tax attributes could be limited to an amount equal to its market capitalization at the time of the subsequent ownership change multiplied by the federal long-term tax exempt rate. The Company cannot provide any assurance that such an ownership change will not occur, in which case the availability of the Company's NOLs and other tax attributes could be significantly limited or possibly eliminated. In order to continue to protect the Company's pre and post-emergence period tax attributes and reduce the likelihood that the Company will experience an additional ownership change, once the Company's market capitalization falls below $1.5 billion Board of Director approval is required should a person or group become a 5-percent shareholder and/or an existing 5-percent shareholder intend to increase its ownership interest.

Discontinued Operations

On August 1, 2012, the Company completed the sale of its Lighting operations for proceeds of approximately $70 million (the "Lighting Transaction"). In connection with the Lighting Transaction, the results of operations of the Lighting business were reclassified to (Loss) income from discontinued operations, net of tax in the Consolidated Statements of Operations for the year ended December 31, 2012.

Discontinued operations are summarized as follows:

Year Ended December 31, 2012
(Dollars in Millions)
Sales	$297
Cost of sales	264
Gross margin	33
Selling, general and administrative expenses	7
Asset impairments	19
Interest and other expense	6
Income from discontinued operations before income taxes	1
Provision for income taxes	4
Loss from discontinued operations, net of tax	$(3)
The Company recorded impairment charges principally related to property and equipment of approximately $19 million during the year ended December 31, 2012. Included in the provision for income taxes in 2012 was $3 million related to the establishment of a valuation allowance against certain deferred tax credits in Mexico, the realization of which is no longer considered more likely than not due to insufficient projected future taxable income, offset by favorable adjustments of $2 million associated with uncertain tax positions.

Net Income

Net income attributable to Visteon was $690 million for the year ended December 31, 2013 compared to $100 million for the same period of 2012. Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $704 million for the year ended December 31, 2013, representing an increase of $78 million when compared with Adjusted EBITDA of $626 million for the same period of 2012. The increase in Adjusted EBITDA included $116 million of favorable volume and mix primarily attributable to growth in Asia and North America markets, $25 million of higher equity in affiliate earnings primarily related to Yanfeng and affiliates, $6 million associated with the Company's consolidation of the YFVE business, partially offset by $15 million of unfavorable currency primarily reflecting stronger Korean Won and weakening Indian Rupee currencies partially offset by the stronger Euro. Adjusted EBITDA also decreased by $18 million for non-controlling interest impacts due to improved climate business and climate consolidation actions and lower commercial agreements and engineering cost recoveries of $6 million. Higher engineering of $23 million and other costs were partially offset by material, design and other cost efficiencies.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31
	2013	2012	Change
	(Dollars in Millions)
Adjusted EBITDA	$704	$626	$78
Interest expense, net	39	35	4
Provision for income taxes	107	121	(14)
Depreciation and amortization	262	258	4
Restructuring expenses	39	79	(40)
Gain on Yanfeng transactions	(465)	—	(465)
Non-cash, stock-based compensation expense	17	25	(8)
Equity in gain of non-consolidated affiliates	(29)	(63)	34
Other	44	71	(27)
Net income attributable to Visteon Corporation	$690	$100	$590

Segment Results of Operations - 2013 compared with 2012

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

•	Interiors - The Company's Interiors product line includes instrument panels, cockpit modules, door trim and floor consoles.

Sales

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Year ended December 31, 2012	$4,286	$1,274	$1,388	$(91)	$6,857
Volume and mix	583	139	(103)	(57)	562
Currency	76	(12)	(6)	—	58
YFVE consolidation	—	66	—	—	66
Other	(74)	(12)	(18)	—	(104)
Year ended December 31, 2013	$4,871	$1,455	$1,261	$(148)	$7,439
Climate sales increased during the year ended December 31, 2013 by $585 million. Higher production volumes in Asia, North America, and Europe, increased sales by $583 million. Favorable currency resulted in an increase of $76 million, primarily related to the Euro, Korean Won and Chinese Yuan partially offset by the Indian Rupee. Other changes, totaling $74 million, reflected price productivity, partially offset by increases in commodity pricing and design actions.

Electronics sales increased during the year ended December 31, 2013 by $181 million. Volume increases of $139 million reflected higher production volumes primarily in North America and Asia. Unfavorable currency, primarily related to the Japanese Yen and Indian Rupee partially offset by the Euro, decreased product sales by $12 million. The consolidation of YFVE during the fourth quarter of 2013 increased sales $66 million. Other changes, totaling $12 million, reflected price productivity, partially offset by increases in revenue related to commodity pricing and design actions.

Interiors sales decreased during the year ended December 31, 2013 by $127 million, including unfavorable volume and product mix of $103 million primarily reflecting production declines in Europe driven by continued weak economic conditions across the region. Unfavorable currency related to the Indian Rupee and Brazilian Real partially offset by the Euro decreased sales by $6 million. Other changes, totaling $18 million, reflected price productivity, partially offset by increases in commodity pricing and design actions and lower commercial agreement recoveries.

Cost of Sales

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Year ended December 31, 2012	$3,909	$1,136	$1,314	$(91)	$6,268
Material	378	92	(88)	(58)	324
Freight and duty	11	(5)	(5)	(1)	—
Labor and overhead	116	6	(17)	(2)	103
Depreciation and amortization	7	(3)	(3)	(1)	—
YFVE consolidation	—	63	—	—	63
Other	(15)	6	1	5	(3)
Year ended December 31, 2013	$4,406	$1,295	$1,202	$(148)	$6,755
Climate material costs increased by $378 million, including $474 million related to higher production volumes and $9 million related to higher aluminum, resin and other commodity costs and design changes, partially offset by $105 million of manufacturing efficiencies and purchasing improvements. Labor and overhead increased by $116 million, including $101 million related to production volumes and currency and $15 million related to higher manufacturing costs, net of efficiencies, primarily driven by significant launch activity during 2013. Depreciation and amortization increased by $7 million, as capital expenditures increased to support growing business. Other decreases of $15 million primarily relate to the non-recurrence of 2012 pension settlement charges.

Electronics material costs increased by $92 million, including $123 million related to production volumes and currency and $4 million of design changes, partially offset by $35 million related to the impact of manufacturing efficiencies and purchasing improvements.  Labor and overhead increased by $6 million, directly attributable to production volumes.  The consolidation of YFVE during the fourth quarter of 2013 increased cost of sales $63 million, including $4 million for the step-up of inventory related to purchase accounting.  Other increases of $6 million primarily relate to engineering costs to support infotainment technology, impacts of a temporary contract manufacturing arrangement and project launch costs.

Interiors material costs decreased by $88 million, including $82 million related to lower production volumes and currency. Material costs also decreased $6 million due to lower resin material commodity costs and design changes. Labor and overhead decreased by $17 million, including $8 million related to production volumes and $9 million primarily associated with European restructuring related cost reductions.

Adjusted EBITDA

Adjusted EBITDA by segment for the years ended December 31, 2013 and 2012 is presented in the table below.

	Year Ended December 31
	2013	2012	Change
	(Dollars in Millions)
Climate	$443	$370	$73
Electronics	137	126	11
Interiors	183	178	5
Total Segment Adjusted EBITDA	$763	$674	$89
Reconciling Item:
Corporate	(59)	(48)	(11)
Total consolidated	$704	$626	$78

Changes in Adjusted EBITDA by segment are presented in the table below.

	Climate	Electronics	Interiors	Total
	(Dollars in Millions)
Year ended December 31, 2012	$370	$126	$178	$674
Volume and mix	107	26	(17)	116
Currency	(8)	(4)	(3)	(15)
Other	(26)	(11)	25	(12)
Year ended December 31, 2013	$443	$137	$183	763
Reconciling Item:
Corporate				(59)
Total				$704
Adjusted EBITDA for the Climate segment for the year ended December 31, 2013 increased by $73 million compared to the same period of 2012. The increase in Climate Adjusted EBITDA primarily reflects increased volume of $107 million associated with net new business including Hyundai in Asia and Europe, Kia in North America, and Ford in Asia and Europe. Unfavorable currency decreased Climate Adjusted EBITDA by $8 million primarily reflecting stronger Korean Won and weaker Indian Rupee currencies, partially offset by a stronger Euro. Higher engineering and other costs associated with current year launch activity, customer price productivity and increased non-controlling interest related to the 2013 combination of former Visteon climate operations with Halla to form HVCC, and overall growth were partially offset by material, design and other cost efficiencies.

Electronics Adjusted EBITDA for the year ended December 31, 2013 increased by $11 million compared to the same period of 2012. Favorable volume increased Adjusted EBITDA $26 million, primarily in Asia and North America. Unfavorable currency of $4 million reflects the weakening Japanese Yen and Indian Rupee, partially offset by the Euro. Higher engineering and temporary contract manufacturing arrangement costs were partially offset by the favorable impact of consolidating YFVE during the fourth quarter of 2013 and other material, design and other cost efficiencies.

Interiors Adjusted EBITDA for the year ended December 31, 2013 increased by $5 million compared to the same period of 2012. The increase in Interiors Adjusted EBITDA includes equity in affiliate net income of $22 million primarily related to Yanfeng and its affiliates, as well as material, design and other cost efficiencies which more than offset customer price productivity. These favorable impacts were partially offset by $17 million of unfavorable volume reflecting lower production volumes in Europe and South America, $3 million of unfavorable currency reflecting the weaker Indian Rupee and Brazilian Real offset by the Euro.

Consolidated Results of Operations - 2012 Compared with 2011

The Company's consolidated results of operations for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31
	2012	2011	Change
	(Dollars in Millions)
Sales	$6,857	$7,532	$(675)
Cost of sales	6,268	6,914	(646)
Gross margin	589	618	(29)
Selling, general and administrative expenses	369	387	(18)
Equity in net income of non-consolidated affiliates	226	168	58
Restructuring expense	79	24	55
Interest expense, net	35	27	8
Other expense, net	41	11	30
Provision for income taxes	121	127	(6)
Net income from continuing operations	170	210	(40)
Loss from discontinued operations	(3)	(56)	53
Net income	$167	$154	$13
Net income attributable to Visteon Corporation	$100	$80	$20
Adjusted EBITDA*	$626	$689	$(63)

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Sales

Sales for the year ended December 31, 2012 totaled $6,857 million, which represents a decrease of $675 million compared with the same period of 2011. Approximately $549 million of this decrease is due to the deconsolidation of Duckyang Industry Co. Ltd ("Duckyang"), an Interiors joint venture, which resulted from the October 2011 sale of a controlling ownership interest in the entity ("Duckyang Share Sale"). Unfavorable currency of $307 million, primarily attributable to the Euro, Indian Rupee, Brazilian Real and Korean Won currencies, also contributed to the decline. Other reductions of $79 million were associated with price productivity net of design actions. These declines were partially offset by sales increases of $241 million associated with higher global production volumes as increases in Asia and North America more than offset decreases in Europe and higher commercial agreements of $19 million.

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

Gross Margin

Gross margin was $589 million or 8.6% of sales for the year ended December 31, 2012 compared to $618 million or 8.2% of sales for the same period of 2011. The $29 million decrease in gross margin resulted from unfavorable currency of $50 million, unfavorable product mix of $42 million, and the Duckyang deconsolidation of $8 million. Lower depreciation and amortization expense of $29 million, net cost performance of $23 million and customer recoveries of $19 million, were partial offsets.

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

	Net Sales		Gross Margin		Net Income
	December 31		December 31		December 31
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)
Yanfeng	$5,171	$3,014	$782	$473	$369	$246
All other	1,757	1,681	194	176	92	90
	$6,928	$4,695	$976	$649	$461	$336
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

Restructuring Expense

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

	Year Ended December 31
	2012	2011
	(Dollars in Millions)
Sales	$297	$515
Cost of sales	264	490
Gross margin	33	25
Selling, general and administrative expenses	7	11
Asset impairments	19	66
Interest and other expense	6	4
Income (loss) from discontinued operations before income taxes	1	(56)
Provision for income taxes	4	—
Loss from discontinued operations, net of tax	$(3)	$(56)
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

Net Income

Net income attributable to Visteon was $100 million for the year ended December 31, 2012 compared to $80 million for the same period of 2011. Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $626 million for the year ended December 31, 2012, representing a decrease of $63 million when compared with Adjusted EBITDA of $689 million for the same period of 2011. The decrease in Adjusted EBITDA included $42 million of unfavorable volume and mix attributable to continued economic weakness in European markets, $40 million of unfavorable currency primarily reflecting weaker Euro and Indian Rupee currencies, and $6 million associated with the non-recurrence of a 2011 Brazil land sale. Higher favorable commercial agreements and engineering cost recoveries increased Adjusted EBITDA $33 million.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31
	2012	2011	Change
	(Dollars in Millions)
Adjusted EBITDA	$626	$689	$(63)
Interest expense, net	35	27	8
Provision for income taxes	121	127	(6)
Depreciation and amortization	258	295	(37)
Restructuring expense	79	24	55
Non-cash, stock-based compensation expense	25	39	(14)
Equity in gain of non-consolidated affiliate	(63)	—	(63)
Other	71	97	(26)
Net income attributable to Visteon Corporation	$100	$80	$20

Segment Results of Operations - 2012 compared with 2011

Sales

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Year ended December 31, 2011	$4,053	$1,370	$2,282	$(173)	$7,532
Volume and mix	418	(26)	(193)	42	241
Currency	(146)	(54)	(107)	—	(307)
Duckyang deconsolidation	—	—	(589)	40	(549)
Other	(39)	(16)	(5)	—	(60)
Year ended December 31, 2012	$4,286	$1,274	$1,388	$(91)	$6,857
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

Electronics sales decreased during the year ended December 31, 2012 by $96 million. Volume declines of $26 million reflect historical customer sourcing actions and weakened economic conditions in Europe, partially offset by higher production volumes in North America and Asia. Unfavorable currency, primarily related to the Euro and the Indian Rupee, further decreased product sales by $54 million. Other changes, totaling $16 million, reflected price productivity, partially offset by increases in revenue related to commercial agreements, commodity pricing and design actions.

Interiors sales decreased during the year ended December 31, 2012 by $894 million, including the Duckyang deconsolidation of $589 million (prior to eliminations), unfavorable volume and product mix of $193 million reflecting customer sourcing actions and weakened economic conditions in Europe, and unfavorable currency related to the Euro and Brazilian Real of $107 million.

Cost of Sales

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Year ended December 31, 2011	$3,702	$1,237	$2,148	$(173)	$6,914
Material	162	(27)	(700)	82	(483)
Freight and duty	22	(6)	(15)	—	1
Labor and overhead	30	(20)	(103)	(2)	(95)
Depreciation and amortization	(12)	(12)	(7)	(6)	(37)
Other	5	(36)	(9)	8	(32)
Year ended December 31, 2012	$3,909	$1,136	$1,314	$(91)	$6,268
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

Electronics material costs decreased by $27 million, including $5 million related to production volumes and currency and $30 million associated with purchasing improvement efforts and design efficiencies, partially offset by $8 million related to the impact of commodity price increases and design changes. Labor and overhead decreased by $20 million, including $14 million related to lower production volumes, the exit of the Cadiz facility and currency and $6 million related to lower manufacturing costs, net of economics. Depreciation and amortization decreased by $12 million, as the cessation of depreciation on assets with short useful lives established in connection with fresh-start accounting more than offset depreciation from current year capital expenditures. Other decreases of $36 million primarily relate to currency hedging and the non-recurrence of costs related to the closure of the Cadiz facility.

Interiors material costs decreased by $700 million, including $532 million related to the deconsolidation of Duckyang (prior to eliminations), $154 million related to production volumes and currency and $14 million related to the impact of resin commodity costs and design changes. Labor and overhead decreased by $103 million, including $40 million associated with Duckyang (prior to eliminations), $70 million related to production volumes and currency, partially offset by $4 million related to increases in net manufacturing costs. Other reductions of $9 million include design and development recoveries of $15 million, partially offset by the non-recurrence of a Brazil land sale in 2011.

Adjusted EBITDA

Adjusted EBITDA by segment for the years ended December 30, 2012 and 2011 is presented in the table below.

	Year Ended December 31
	2012	2011	Change
	(Dollars in Millions)
Climate	$370	$352	$18
Electronics	126	148	(22)
Interiors	178	230	(52)
Total segment Adjusted EBITDA	$674	$730	$(56)
Reconciling Item:
Corporate	(48)	(41)	(7)
Total consolidated	$626	$689	$(63)

Changes in Adjusted EBITDA by segment are presented in the table below.

	Climate	Electronics	Interiors	Total
	(Dollars in Millions)
Year ended December 31, 2011	$352	$148	$230	$730
Volume and mix	30	(26)	(46)	(42)
Currency	(16)	(10)	(14)	(40)
Other	4	14	8	26
Year ended December 31, 2012	$370	$126	$178	674
Corporate				(48)
Total				$626
Adjusted EBITDA for the Climate segment for the year ended December 31, 2012 increased by $18 million compared to the same period of 2011. The increase in Climate Adjusted EBITDA primarily reflects increased volume of $30 million associated with net new business including Hyundai in Asia and Europe, Kia in North America, and Ford in Asia and Europe partially offset by declines in Europe and North America. Favorable commercial agreements contributed $12 million to the increase in Climate Adjusted EBITDA. Unfavorable currency decreased Climate Adjusted EBITDA by $16 million primarily reflecting weaker Euro and Indian Rupee currencies. Material, design and other cost efficiencies more than offset higher engineering and other costs associated with current year launch activity and customer price productivity.

Electronics Adjusted EBITDA for the year ended December 31, 2012 decreased by $22 million compared to the same period of 2011. The decrease in Electronics Adjusted EBITDA includes unfavorable volume and currency of $26 million and $10 million, respectively.  The decline in volumes reflected continued economic weakness in Europe and historical unfavorable customer sourcing actions associated with Vehicle Electronics products. Approximately three-quarters of the Electronics Adjusted EBITDA decline is associated with Vehicle Electronics products, primarily powertrain control modules. Adjusted EBITDA for all other Electronics products increased $14 million reflecting material, manufacturing, and design cost savings in excess of customer price productivity partially offset by the impact of unfavorable currency primarily attributable to a weaker Euro and Indian Rupee.

Interiors Adjusted EBITDA was $178 million for the year ended December 31, 2012, representing a decrease of $52 million compared to the same period of 2011. The decrease in Interiors Adjusted EBITDA includes $46 million of unfavorable volume reflecting lower production volumes in Europe and South America, $14 million of unfavorable currency reflecting weaker Euro and Brazilian Real currencies and $6 million related to the non-recurrence of a 2011 Brazil land sale. These decreases were partially offset by favorable design and development cost recoveries of $15 million and customer price productivity partially offset by material, design and other cost efficiencies.

Cash Flows

Operating Activities
The Company generated $312 million of cash from operating activities during the year ended December 31, 2013, compared to $239 million during the same period of 2012 for an increase of $73 million. Higher cash dividends from non-consolidated affiliates contributed $83 million of the increase in cash from operating activities. Changes in receivable terms for certain customers in Asia of $32 million, lower restructuring payments of $17 million, and lower employee benefit related payments of $8 million also contributed to the increase. These increases were partially offset by $86 million in tax payments associated with sale of the Company's 50% ownership interest in Yanfeng, $52 million of incremental value-added tax payments, $38 million of payments to the Korean and Brazilian tax authorities, and the non-recurrence of customer accommodation agreement payments received in 2012 of $21 million. The remaining increase was driven by higher collections as compared to payments related to increased profitability from favorable production volume and product mix as well as higher payables related to increased year-end capital spending and inventory levels.

Cash provided from operating activities during the year ended December 31, 2012 totaled $239 million, compared to $175 million during the same period of 2011 for an increase of $64 million. The increase is primarily attributable to higher cash dividends from non-consolidated affiliates of $58 million, lower bankruptcy claim settlement payments of $43 million, and lower employee benefit payments of $24 million. Lower customer accommodation agreement receipts of $38 million and higher restructuring payments of $24 million were partial offsets.

Investing Activities

Cash provided from investing activities during the year ended December 31, 2013 totaled $698 million, compared to net cash used by investing activities of $40 million for the same period in 2012 for an increase of $738 million. Cash provided from investing activities during the year ended December 31, 2013 included $928 million of proceeds from the sale of the Company's 50% ownership interest in Yanfeng, $49 million in proceeds from the sale of various investments including Visteon's 50% ownership interest in Visteon TYC Corporation, its 20% ownership interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd, and its 29% ownership interest in Toppower Automotive Electronics Co., Ltd. Cash from investing activities also increased by $38 million related to the consolidation of YFVE. These increases in cash from investing activities were partially offset by $269 million of capital expenditures and a $48 million investment in a non-consolidated electronics holding company owned 50% by Visteon and 50% by Yanfeng.

Cash used by investing activities during the year ended December 31, 2012 included $229 million of capital expenditures, partially offset by approximately $100 million of proceeds from the Lighting and R-Tek divestitures and $91 million of proceeds from asset sales primarily related to the Company's headquarters. Cash used by investing activities during the year ended December 31, 2011 totaled $331 million, which included $258 million of capital expenditures, $52 million of cash deconsolidated from the Company's financial statements in connection with the Duckyang Share Sale, and $29 million for the acquisition of joint venture interests, partially offset by $14 million of proceeds from asset sales.

Financing Activities

Cash used by financing activities during the year ended December 31, 2013 totaled $141 million, compared to $115 million for the same period in 2012 for an increase of $26 million. Cash used by financing activities during the year ended December 31, 2013 included $250 million in stock repurchases under accelerated stock buyback programs, $52 million related to the redemption of outstanding 6.75% Senior Notes due April 2019, $22 million of dividends paid to non-controlling interests, and a net decrease in other affiliate debt of $17 million. These financing cash uses were partially offset by $195 million of proceeds related to HVCC unsecured bilateral term loans.

Cash used by financing activities of $115 million during the year ended December 31, 2012 included $52 million related to the redemption of outstanding 6.75% Senior Notes due April 2019 at 103%, $50 million in stock repurchases and $27 million of dividends paid to non-controlling interests. Cash used by financing activities during the year ended December 31, 2011 totaled $3 million primarily resulting from the termination and payoff of the Company's term loan, reorganization related professional fees and dividends paid to non-controlling interests, offset by issuance of $500 million in senior notes, a reduction in restricted cash primarily related to the disbursement of previously escrowed funds to settle reorganization related rights offering and other financing fees and increases in affiliate debt. The Company's credit agreements contain restrictions regarding the amount of cash payments for dividends the Company may make.

Liquidity

Overview

The Company’s primary liquidity needs are related to the funding of general business requirements, including working capital requirements, capital expenditures, debt service, employee retirement benefits and restructuring actions. To the extent the Company generates discretionary cash flow, it will be evaluated for and may be used for optional prepayments of existing indebtedness, strategic acquisitions, additional share repurchases, and/or general corporate purposes. The Company continues to evaluate options to enhance its existing capital structure. The Company's primary sources of liquidity are cash flows from operations, existing cash balances, asset sales, and borrowings under available credit facilities, if necessary. A substantial portion of the Company's cash flows from operations are generated outside of the U.S. Accordingly, the Company utilizes a combination of cash repatriation strategies, including dividends, royalties, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet obligations globally. The Company’s ability to access funds from its subsidiaries using these repatriation strategies is subject to, among other things, customary regulatory and statutory requirements and contractual arrangements including joint venture agreements and local debt agreements. Additionally, such repatriation strategies may be adjusted or modified as the Company continues to, among other things, rationalize its business portfolio and cost structure.

As of December 31, 2013, the Company had total cash balances of $1.7 billion, including restricted cash of $25 million. Cash balances totaling $527 million were located in jurisdictions outside of the United States, of which approximately $185 million is considered permanently reinvested for funding ongoing operations outside of the U.S.  If such permanently reinvested funds are needed for operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

The Company's ability to fund its liquidity needs is dependent on the level, variability and timing of its customers' worldwide vehicle production, which may be affected by many factors including, but not limited to, general economic conditions, specific industry conditions, financial markets, competitive factors and legislative and regulatory changes. The Company monitors the macroeconomic environment and its impact on vehicle production volumes in relation to the Company's specific cash needs. The Company's intra-year needs are impacted by seasonal effects in the industry, such as mid-year shutdowns, the subsequent ramp-up of new model production and the additional year-end shutdowns by primary customers.

Significant Cash Sources and Availability

To the extent that the Company's liquidity needs exceed cash provided by its operating activities, the Company would look to cash balances on hand; cash available through existing financing vehicles such as the Company's $130 million asset-based revolving loan credit facility (the "Revolver"), the sale of businesses or other assets as permitted under credit agreements, affiliate working capital lines of credit, other contractual arrangements, and potential additional capital through debt or equity markets.

The Revolver requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, and contains customary events of default. Cash available to the Company under the Revolver is subject to a borrowing base which may be impacted by potential sale agreements. On January 28, 2013, the Company entered into an amendment to the Revolver to permit, among other things, the sale of certain Climate operations to Halla, which was completed in January 2013 for a total purchase price of $410 million. In anticipation of the associated reduction in collateral, the Company also reduced its commitment amount under the Revolver from $175 million to $130 million. As of December 31, 2013, the Company had no outstanding borrowings or letter of credit obligations under its revolving loan credit agreement with approximately $100 million available for borrowing. Future borrowing base capacity under the facility may be impacted by the sale or purchase of assets.

Available borrowings on outstanding affiliate credit facilities as of December 31, 2013 is approximately $291 million and certain of these facilities have pledged receivables, inventory or equipment as security. In addition to affiliate credit facilities, the Company has an arrangement, through a subsidiary in France, to sell accounts receivable on an uncommitted basis. The amount of financing available is contingent upon the amount of receivables less certain reserves. On December 31, 2013, there was $31 million of outstanding borrowings under this facility with $52 million of receivables pledged as security, which are recorded as “Other current assets” on the consolidated balance sheet.

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. At December 31, 2013, the Company's corporate credit ratings were B1 and B+ by Moody's and S&P, respectively, both with a stable outlook. On January 31, 2014, S&P revised its rating outlook on the Company to positive from stable and reaffirmed the Company's ratings.

On December 17, 2013, the Company sold its 50% ownership interest in Yanfeng for cash proceeds of $928 million (before applicable taxes). The Company also received approximately $180 million in dividend distributions from Yanfeng and related entities based on previously undistributed earnings for 2012 and 2013. In 2013, the Company also received $49 million of proceeds from other business divestitures and asset sales which included the sale of the Company’s 50% equity interest in Visteon TYC Corporation, 20% equity interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd, and the sale of its 29% direct interest in Toppower Automotive Electronics Co., Ltd.

Significant Cash Uses and Other Considerations

In March 2013, the Company commenced an accelerated stock buyback ("ASB") program to purchase shares of Visteon common stock for an aggregate purchase price of $125 million. In August 2013, the Company's board of directors authorized share repurchases of up to $1 billion over the next two years and the Company entered into another ASB program to purchase shares of Visteon common stock for an aggregate purchase price of $125 million. As of December 31, 2013, both of these ASB programs had concluded and $875 million remains authorized and available for repurchase through December 31, 2015. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions, non-discretionary programs or in privately negotiated transactions depending on market and economic conditions, share price, trading volumes, alternative uses of capital and other factors.

In connection with the Company's shareholder value creation strategy, Visteon continues to invest in the optimization of its Electronics business. During the fourth quarter of 2013, the Company made a cash payment of $58 million to subscribe to an additional 11% ownership interest in YFVE. This step acquisition increased Visteon's direct ownership interest in YFVE from a non-controlling 40% direct ownership interest to a controlling 51% direct ownership interest. Additionally, the Company invested $48 million during the fourth quarter of 2013 in a non-consolidated electronics holding company owned 50% by Visteon and 50% by Yanfeng. On January 13, 2014, Visteon reached an agreement to acquire the automotive electronics business of Johnson Controls for cash of $265 million. The acquisition is subject to certain regulatory and other consents and approvals and is expected to be completed in the second quarter of 2014.

In connection with the Company's shareholder value creation strategy Visteon continues to explore alternatives for its non-core Interiors business including, but not limited to, divestiture, partnership or alliance. On December 17, 2013, Visteon completed the sale of its 50% ownership interest in Yanfeng, a significant interiors equity investee, for cash proceeds of $928 million (before applicable taxes). The Company's goal is to dispose of the remainder of its Interiors businesses in three separate transactions targeted for 2014. Due to certain liabilities and capital requirements of many of the these remaining businesses, the Company may be required to contribute cash to such businesses in connection with any disposition, which amounts could be material.

The Company previously announced a $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. At December 31, 2013, the Company had restructuring accruals totaling $29 million, which are expected to be settled in cash during 2014 including $25 million associated with activities under the program announced on November 1, 2012. The Company anticipates that it will record additional restructuring and other charges related to this program of up to $24 million in future periods as related plans are finalized. The Company estimates cash requirements for restructuring programs during the year ending December 31, 2014, to be approximately $50 million.

Korean tax authorities commenced a review of the Company's Korean affiliates (including Halla) for tax years 2007 through 2012 and issued formal notice of assessments, including penalties, of approximately $25 million for alleged underpayment of withholding tax on dividends paid and other items, including certain management service fees charged by Visteon. During the twelve months ended December 31, 2013, the Company's Korean affiliates have paid approximately $23 million to the Korean tax authorities, as required under Korean tax regulations, to pursue the appeals process. The Company believes that it is more likely than not that it will receive a favorable ruling when all of the available appeals have been exhausted. Also during 2012, Brazilian tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) of approximately $15 million related to the sale of its chassis business to a third party. During the third quarter of 2013, after attempts to reopen an appeal of the administrative decision failed, Sistemas opened a judicial proceeding against the government to address the notice which required a deposit in the amount of the assessment in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments in Korea and Brazil, as well as contingent income tax refund claims associated with other jurisdictions, total $47 million as of December 31, 2013 and are included in Other non-current assets on the consolidated balance sheet.

The Company expects to make cash contributions to its U.S. retirement plans of $14 million in 2014. Contributions to non-U.S. retirement plans are expected to be $37 million during 2014. Estimated cash contributions for 2015 through 2017 under current regulations and market assumptions are approximately $155 million.

Debt and Capital Structure

Information related to the Company’s debt and related agreements is set forth in Note 9, “Debt” to the consolidated financial statements which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Information related to the Company’s stockholders’ equity is set forth in Note 14 “Stockholders’ Equity and Non-controlling Interests” to the consolidated financial statements which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The Company’s short and long-term debt consists of the following:

		Weighted Average Interest Rate		Carrying Value
	Maturity	2013	2012	2013	2012
				(Dollars in Millions)
Short-term debt
Current portion of long-term debt		7.7%	8.9%	$2	$3
Short-term borrowings		4.7%	3.3%	104	93
Total short-term debt				$106	$96
Long-term debt
6.75% Senior notes due April 15, 2019	2019	6.75%	6.75%	$396	$445
HVCC USD term loan due May 30, 2016	2016	1.8%	N/A	100	—
HVCC KRW term loan due May 30, 2016	2016	3.7%	N/A	95	—
Other	2014-2018	5.7%	8.5%	33	28
Total long-term debt				$624	$473

Short term borrowings

Short-term borrowings are primarily related to the Company's non-U.S. operations and are payable in various currencies. As of December 31, 2013, the Company had international affiliate short-term borrowings of $104 million, approximately $68 million of which is related to HVCC. These borrowings are payable in both U.S. dollar and non-U.S. currencies including, but not limited to, the Euro, Korean Won, Turkish Lira, Russian Ruble and Chinese Yuan. Short-term borrowings also include an arrangement, through a subsidiary in France, to sell accounts receivable with recourse on an uncommitted basis. The amount of financing available is dependent on the amount of receivables less customary reserves. At December 31, 2013 there were $31 million outstanding borrowings under the facility with $52 million of receivables pledged as security, which are recorded as "Other current assets" on the consolidated balance sheet.

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

Prior to April 15, 2014, the Company has the option to redeem up to 10% of the Senior Notes during any 12-month period from issue date until April 15, 2014 for a 103% redemption price, plus accrued and unpaid interest to the redemption date. The Company exercised this right in December 2013 and 2012 to repurchase an aggregate of $100 million of its Senior Notes. The Company also has the option to redeem a portion or all of the Senior Notes subject to a make-whole provision. Beginning April 15, 2014, the Indenture allows for part or all of the Senior Notes to be redeemed at the following redemption prices (plus accrued and unpaid interest to the redemption date) during the 12 month period beginning on April 15 of the indicated years: 2014 at 105.063%, 2015 at 103.375%, 2016 at 101.688%, and 2017 and thereafter at 100.000%. The Indenture also contains optional redemption rights related to the proceeds from equity offerings.

HVCC Term Loans

In January 2013, HVCC entered into two unsecured bilateral term loan credit agreements with aggregate available borrowings of approximately $195 million, all of which was drawn at December 31, 2013 and 2012, respectively. Both credit agreements mature in May 2016 and are subject to financial covenants requiring total debt to EBITDA of not greater than 3.2x and a net interest coverage test of more than 3x.

Other Long-Term Debt

Other long-term debt includes amounts associated with the Company's non-U.S. operations and are payable in various currencies. As of December 31, 2013, the Company had long-term international affiliate debt outstanding of $33 million. Included in other long-term debt at December 31, 2013 is approximately $17 million attributable to a sale-leaseback arrangement for land and buildings located in Chihuahua, Mexico. The long-term debt balances are payable in both U.S. and non-U.S. currencies including, but not limited to, the Euro, Korean Won, and Russian Ruble.

Stock Warrants

Stock warrants to purchase up to 2,355,000 shares of common stock at an exercise price of $9.66 per share, which expire October 1, 2020 may be net share settled and are recorded as permanent equity in the Company’s consolidated balance sheets with 909 and 299,171 warrants outstanding at December 31, 2013 and 2012, respectively. These warrants were valued at $15.00 per share on the October 1, 2010 issue date using the Black-Scholes option pricing model.

Stock warrants to purchase up to 1,552,774 shares of common stock at an exercise price of $58.80 per share, which expire October 1, 2015 may be net share settled and are recorded as permanent equity in the Company’s consolidated balance sheets with 1,548,387 and 1,549,337 warrants outstanding at December 31, 2013 and 2012, respectively. These warrants were valued at $3.62 per share on the October 1, 2010 issue date using the Black-Scholes option pricing model.

If the Company pays or declares a dividend or makes a distribution on common stock payable in shares of its common stock, or if the Company pays an extraordinary dividend (as defined in each Warrant Agreement), the number of shares a warrant holder is entitled to receive or the warrant exercise price may be subject to adjustment in accordance with the terms of the respective Warrant Agreement.
Treasury Stock

At December 31, 2013 and 2012, the Company held approximately 5,640,000 and 1,760,000 shares of common stock in treasury. These shares may be used in satisfying obligations under employee incentive compensation arrangements. The Company values shares of common stock held in treasury at cost.

Since July 2012, the Company's board of directors has authorized a total of $1.175 billion in share repurchases. In connection with these authorizations, the Company completed two accelerated share buy-back programs during 2013 that contributed 3,885,978 shares to treasury stock in 2013. Also in connection with these authorizations, the Company added a total of 1,005,559 shares to treasury stock in 2012 through open market purchases. As of December 31, 2013, $875 million remains authorized and available for repurchase through December 31, 2015.

Off-Balance Sheet Arrangements

The Company has guaranteed approximately $43 million of subsidiary lease payments under various arrangements generally spanning from one to ten years in duration, and approximately $6 million of affiliate credit lines and other credit support agreements. The Company has a $15 million Letter of Credit ("LOC") Facility with US Bank National Association, which expires on September 30, 2015. This agreement was amended in September 2013 to extend the agreement for an additional two years, having an expiration date of September 30, 2015. Under the terms of the LOC facility, the Company must maintain a collateral account with U.S. Bank equal to 103% of the aggregated stated amount of the issued LOCs (or 110% for non-U.S. currencies) with reimbursement for any draws. As of December 31, 2013, the Company had $10 million of outstanding letters of credit issued under this facility and secured by restricted cash. In addition, the Company had $21 million of locally issued letters of credit to support various customs arrangements and other obligations at its local affiliates of which $15 million are secured by cash collateral.

Contractual Obligations

The following table summarizes the Company's contractual obligations existing as of December 31, 2013:

	Total	2014	2015-2016	2017-2018	2019 & After
Debt, including capital leases	$730	$106	$213	$15	$396
Purchase obligations	86	48	35	3	—
Interest payments on long-term debt	166	35	68	55	8
Operating leases	170	29	43	30	68
Total contractual obligations	$1,152	$218	$359	$103	$472
This table excludes amounts related to the Company's income tax liabilities associated with uncertain tax positions impacting the effective rate of $30 million as of December 31, 2013 as the Company is unable to make reasonable estimates for the periods in which these liabilities may become due. The Company does not expect a significant payment related to these obligations to be made within the next twelve months.

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

Pension Plans

Many of the Company’s employees participate in defined benefit pension plans or retirement/termination indemnity plans. The Company has approximately $388 million in unfunded pension liabilities as of December 31, 2013, of which approximately $121 million and $267 million are attributable to U.S. and non-U.S. pension plans, respectively. The determination of the Company’s obligations and expense for its pension plans is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Selected assumptions are described in Note 10 “Employee Retirement Benefits” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which are incorporated herein by reference, including the discount rate, expected long-term rate of return on plan assets and rate of increase in compensation.

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense in future periods. Therefore, assumptions used to calculate benefit obligations as of the annual measurement date directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits as of December 31, 2013 are as follows:

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

In determining its pension expense for 2013, the Company used long-term rates of return on plan assets ranging from 2.2% to 8.25% outside the U.S. and 7% in the U.S. The Company has set the assumptions for its 2014 pension expense which range from 2.3% to 11.5% outside the U.S. and 7% in the U.S. Actual returns on U.S. pension assets for 2013, 2012 and 2011 were 9.2%, 9.6% and 18.2%, respectively, compared to the expected rate of return assumption of 7%, 7% and 7.5% respectively, for each of those years. The Company’s market-related value of pension assets reflects changes in the fair value of assets over a five-year period, with a one-third weighting to the most recent year. Market-related value was reset to fair value at October 1, 2010.

•
    Discount rate: The discount rate is used to calculate pension obligations. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from 1.05% to 11.5% to determine its pension and other benefit obligations as of December 31, 2013, including weighted average discount rates of 4.75% for U.S. pension plans, and 4.3% for non-U.S. pension plans.

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension benefit obligations and its future expense. The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2013 funded status and 2014 pre-tax pension expense.

	Impact on U.S. 2014 Pre-tax Pension Expense	Impact on U.S. Plan 2013 Funded Status	Impact on Non-U.S. 2014 Pre-tax Pension Expense	Impact on Non-U.S. Plan 2013 Funded Status
25 basis point decrease in discount rate (a)(b)	- $1 million	-$31 million	+$2 million	-$29 million
25 basis point increase in discount rate (a)(b)	+ $1 million	+$30 million	-$2 million	+$27 million
25 basis point decrease in expected return on assets (a)	+$2 million		+$1 million
25 basis point increase in expected return on assets (a)	-$2 million		-$1 million
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

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

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

The primary market risks to which the Company is exposed include changes in foreign currency exchange rates, interest rates and certain commodity prices. The Company manages these risks through derivative instruments and various operating actions including fixed price contracts with suppliers and cost sourcing arrangements with customers. The Company's use of derivative instruments is limited to hedging activities and such instruments are not used for speculative or trading purposes, as per clearly defined risk management policies. Additionally, the Company's use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counter-party to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Additionally, the Company's ability to utilize derivatives to manage market risk is dependent on credit conditions and market conditions given the current economic environment.
Foreign Currency Risk

The Company's net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to protect the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company's primary hedged operating exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint, Indian Rupee and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of December 31, 2013, the net fair value of foreign currency forward contracts was an asset of $4 million while at December 31, 2012, the net fair value of forward contracts was an asset of $21 million.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $63 million and $55 million as of December 31, 2013 and 2012, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into foreign exchange contracts to mitigate this exposure.
Interest Rate Risk

The Company is subject to interest rate risk, principally in relation to fixed rate debt. The Company may use derivative financial instruments to manage exposure to fluctuations in interest rates. However, as of December 31, 2013, the Company had no outstanding interest rate derivative instruments.
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
Approximately 58% and 85% of the Company's borrowings were effectively on a fixed rate basis as of December 31, 2013 and December 31, 2012, respectively. The Company continues to evaluate its interest rate exposure and may use swaps or other derivative instruments again in the future.
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

Visteon Corporation and Subsidiaries

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“the COSO 1992 Framework”) of the Treadway Commission.

During November 2013, Visteon Corporation acquired an additional 11% ownership interest in Yanfeng Visteon Automotive Electronics Co., Ltd. (“YFVE”) resulting in a 51% controlling equity interest. Accordingly, management excluded YFVE from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. YFVE represented approximately 8% of the Company's assets as of December 31, 2013 and less than 1% of net sales for the year ended December 31, 2013.

Based on the evaluation performed under the COSO 1992 Framework as of December 31, 2013 and excluding YFVE, management has concluded that the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Visteon Corporation

We have audited Visteon Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Visteon Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the fourth quarter acquired business of Yangfeng Visteon Automotive Electronics Co., LTD. (“YFVE”), which is included in the consolidated financial statements of Visteon Corporation and constituted 8% of total assets as of December 31, 2013 and less than 1% of sales, respectively, for the year then ended. Our audit of internal control over financial reporting of Visteon Corporation also did not include an evaluation of the internal control over financial reporting of the internal controls of financial reporting of YFVE.
In our opinion, Visteon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Visteon Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the years then ended and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
February 25, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Visteon Corporation

We have audited the accompanying consolidated balance sheets of Visteon Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the years then ended. Our audits also included the 2013 and 2012 amounts in the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Visteon Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein for the years ended December 31, 2013 and 2012.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Visteon Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
February 25, 2014

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Visteon Corporation

In our opinion, the accompanying consolidated statements of operations, comprehensive income, shareholders’ equity (deficit) and cash flows for the year ended December 31, 2011 present fairly, in all material respects, the results of operations and cash flows of Visteon Corporation and its subsidiaries for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) for the year ended December 31, 2011 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 27, 2012, except with respect to the effects of the presentation of discontinued operations and the adoption of the new comprehensive income disclosures discussed in Note 2, as to which the date is May 2, 2012, the change in the presentation of the segment disclosures as discussed in Note 19, as to which the date is February 28, 2013 and the change in the corporate cost allocation methodology for segment reporting as discussed in Note 19, as to which the date is February 25, 2014.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2013	2012	2011
	(Dollars in Millions, Except Per Share Amounts)
Sales	$7,439	$6,857	$7,532
Cost of sales	6,755	6,268	6,914
Gross margin	684	589	618
Selling, general and administrative expenses	367	369	387
Equity in net income of non-consolidated affiliates	213	226	168
Restructuring expense	39	79	24
Interest expense	47	49	48
Interest income	8	14	21
Gain on Yanfeng transactions	465	—	—
Other expense, net	35	41	11
Income before income taxes	882	291	337
Provision for income taxes	107	121	127
Net income from continuing operations	775	170	210
Loss from discontinued operations, net of tax	—	(3)	(56)
Net income	775	167	154
Net income attributable to non-controlling interests	85	67	74
Net income attributable to Visteon Corporation	$690	$100	$80

Basic earnings (loss) per share
Continuing operations	$13.80	$1.95	$2.65
Discontinued operations	—	(0.06)	(1.09)
Basic earnings per share attributable to Visteon Corporation	$13.80	$1.89	$1.56

Diluted earnings (loss) per share
Continuing operations	$13.50	$1.93	$2.62
Discontinued operations	—	(0.05)	(1.08)
Diluted earnings per share attributable to Visteon Corporation	$13.50	$1.88	$1.54

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2013	2012	2011
	(Dollars in Millions)
Net income	$775	$167	$154
Other comprehensive income (loss)
Foreign currency translation adjustments	(47)	73	(53)
Benefit plans, net of tax (a)	131	(134)	(26)
Unrealized hedging (loss) gains and other, net of tax (b)	(10)	22	(9)
Other comprehensive income (loss), net of tax	74	(39)	(88)
Comprehensive income	849	128	66
Comprehensive income attributable to non-controlling interests	81	93	61
Comprehensive income attributable to Visteon Corporation	$768	$35	$5
(a) Other comprehensive income (loss) is net of a tax benefit of $4 million, $11 million and $0 million related to benefit plans for the year ended December 31, 2013, 2012 and 2011, respectively.
(b) Other comprehensive income (loss) is net of a tax benefit of $3 million for the year ended December 31, 2013 and tax expense of $6 million and $2 million related to unrecognized hedging gains (loss) and other for the years ended December 31, 2012 and 2011, respectively.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2013	2012
	(Dollars in Millions)
ASSETS
Cash and equivalents	$1,677	$825
Restricted cash	25	20
Accounts receivable, net	1,227	1,162
Inventories, net	472	385
Other current assets	352	271
Total current assets	3,753	2,663

Property and equipment, net	1,414	1,326
Investments in non-consolidated affiliates	228	756
Intangible assets, net	447	332
Other non-current assets	185	79
Total assets	$6,027	$5,156

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$106	$96
Accounts payable	1,232	1,027
Accrued employee liabilities	202	175
Other current liabilities	262	254
Total current liabilities	1,802	1,552

Long-term debt	624	473
Employee benefits	440	571
Deferred tax liabilities	137	181
Other non-current liabilities	151	238

Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding at December 31, 2013 and 2012)	—	—
Common stock (par value $0.01, 250 million shares authorized, 54 million and 54 million shares issued, 48 million and 52 million shares outstanding at December 31, 2013 and 2012, respectively)	1	1
Stock warrants	6	10
Additional paid-in capital	1,291	1,269
Retained earnings	956	266
Accumulated other comprehensive loss	(12)	(90)
Treasury stock	(322)	(71)
Total Visteon Corporation stockholders’ equity	1,920	1,385
Non-controlling interests	953	756
Total equity	2,873	2,141
Total liabilities and equity	$6,027	$5,156

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2013	2012	2011
	(Dollars in Millions)
Operating Activities
Net income	$775	$167	$154
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	262	259	316
Asset impairments	—	24	66
Equity in net income of non-consolidated affiliates, net of dividends remitted	(26)	(122)	(122)
Stock-based compensation	15	25	39
Gain on Yanfeng transactions and sale of other joint ventures	(470)	(19)	—
Other non-cash items	6	26	20
Changes in assets and liabilities:
Accounts receivable	(21)	(38)	(110)
Inventories	(49)	(26)	(33)
Accounts payable	97	(26)	(25)
Accrued income taxes	(54)	10	1
Other assets and other liabilities	(223)	(41)	(131)
Net cash provided from operating activities	312	239	175
Investing Activities
Capital expenditures	(269)	(229)	(258)
Proceeds from asset sales and business divestitures	977	191	14
Payments to acquire interests in joint venture	(48)	—	(29)
Cash acquired in consolidation of YFVE	38	—	—
Joint venture deconsolidation	—	—	(52)
Other	—	(2)	(6)
Net cash provided from (used by) investing activities	698	(40)	(331)
Financing Activities
Short-term debt, net	(20)	5	17
Cash restriction, net	—	—	51
Proceeds from issuance of debt, net of issuance costs	204	831	503
Principal payments on debt	(6)	(824)	(513)
Repurchase of common stock	(250)	(50)	—
Repurchase of long-term notes	(52)	(52)	—
Proceeds from rights offering, net of issuance costs	—	—	(33)
Dividends paid to non-controlling interests	(22)	(27)	(31)
Other	5	2	3
Net cash used by financing activities	(141)	(115)	(3)
Effect of exchange rate changes on cash and equivalents	(17)	18	(23)
Net increase (decrease) in cash and equivalents	852	102	(182)
Cash and equivalents at beginning of the year	825	723	905
Cash and equivalents at end of the year	$1,677	$825	$723
Supplemental Disclosures:
Cash paid for interest	$43	$48	$51
Cash paid for income taxes, net of refunds	$291	$133	$127
See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Stock Warrants	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
	(Dollars in Millions)
Balance at December 31, 2010	$1	$29	$1,099	$86	$50	$(5)	$1,260	$690	$1,950
Net income	—	—	—	80	—	—	80	74	154
Other comprehensive (loss) income	—	—	—	—	(75)	—	(75)	(13)	(88)
Stock-based compensation, net	—	—	41	—	—	(8)	33	—	33
Warrant exercises	—	(16)	25	—	—	—	9	—	9
Cash Dividends	—	—	—	—	—	—	—	(32)	(32)
Deconsolidation	—	—	—	—	—	—	—	(29)	(29)
Balance at December 31, 2011	$1	$13	$1,165	$166	$(25)	$(13)	$1,307	$690	$1,997
Net income	—	—	—	100	—	—	100	67	167
Other comprehensive (loss) income	—	—	—	—	(65)	—	(65)	26	(39)
Stock-based compensation, net	—	—	26	—	—	(8)	18	—	18
Repurchase of shares of common stock	—	—	—	—	—	(50)	(50)	—	(50)
Warrant exercises	—	(3)	5	—	—	—	2	—	2
Cash dividends	—	—	—	—	—	—	—	(27)	(27)
Common Stock contribution to U.S. pension plans	—	—	73	—	—	—	73	—	73
Balance at December 31, 2012	$1	$10	$1,269	$266	$(90)	$(71)	$1,385	$756	$2,141
Net income	—	—	—	690	—	—	690	85	775
Other comprehensive income (loss)	—	—	—	—	78	—	78	(4)	74
Stock-based compensation, net	—	—	15	—	—	(1)	14	—	14
Repurchase of shares of common stock	—	—	—	—	—	(250)	(250)	—	(250)
Warrant exercises	—	(4)	7	—	—	—	3	—	3
Cash dividends	—	—	—	—	—	—	—	(22)	(22)
Acquisition of business	—	—	—	—	—	—	—	138	138
Balance at December 31, 2013	$1	$6	$1,291	$956	$(12)	$(322)	$1,920	$953	$2,873

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries that are more than 50% owned and over which the Company exercises control. Investments in affiliates of greater than 20% and for which the Company does not exercise control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. All other investments in non-consolidated affiliates are accounted for using the cost method.

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

Foreign Currency: Assets and liabilities of the Company’s non-U.S. businesses are translated into U.S. Dollars at end-of-period exchange rates and the related translation adjustments are recorded in Accumulated other comprehensive loss in the consolidated balance sheets. The effects of remeasuring assets and liabilities of the Company’s non-U.S. businesses that use the U.S. Dollar as their functional currency are recorded as transaction gains and losses in the consolidated statements of operations. Income and expense accounts of the Company’s non-U.S. businesses are translated into U.S. Dollars at average-period exchange rates and are reflected in the consolidated statements of operations. Additionally, gains and losses resulting from transactions denominated in a currency other than the functional currency are recorded as transaction gains and losses in the consolidated statements of operations. Net transaction gains and losses increased net income by $4 million for the year ended December 31, 2013, but decreased net income by $5 million and $4 million in the years ended December 31, 2012 and 2011, respectively.

Restructuring Expense: The Company defines restructuring expense to include costs directly associated with exit or disposal activities. Such costs include employee severance and termination benefits, special termination benefits, contract termination fees and penalties, and other exit or disposal costs. In general, the Company records involuntary employee-related exit and disposal costs when there is a substantive plan for employee severance and related costs are probable and estimable, with the exception of one-time termination benefits and employee retention costs, which are recorded when the employees are entitled to receive such benefits and the amount can be reasonably estimated. Contract termination fees and penalties and other exit and disposal costs are generally recorded when incurred.

Debt Issuance Costs: The costs related to issuance or modification of long-term debt are deferred and amortized into interest expense over the life of each respective debt issue. Deferred amounts associated with debt extinguished prior to maturity are expensed upon extinguishment.

Other Costs: Repair and maintenance costs, research and development costs, and pre-production operating costs are expensed as incurred. Research and development expenses include salary and related employee benefits, contractor fees, information technology, occupancy, telecommunications and depreciation. Research and development costs were $325 million in 2013, $299 million in 2012, and $326 million in 2011. Shipping and handling costs are recorded in the Company's consolidated statements of operations as "Cost of sales."

Net Income (Loss) Per Share Attributable to Visteon: The Company uses the two-class method in computing basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income attributable to Visteon, after deducting undistributed income allocated to participating securities, by the average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the average number of common and potential dilutive common shares outstanding after deducting undistributed income allocated to participating securities. Performance based share units are considered contingently issuable shares, and are included in the computation of diluted earnings per share if their conditions have been satisfied as if the reporting date was the end of the contingency period.

Cash and Equivalents:  The Company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits, commercial paper, repurchase agreements and money market funds to be cash equivalents.

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $10 million related to the Letter of Credit Reimbursement and Security Agreement, and $15 million related to cash collateral for other corporate purposes at December 31, 2013.

Accounts Receivable: Accounts receivable are stated at amounts estimated by management to be the net realizable value. An allowance for doubtful accounts is recorded when it is probable amounts will not be collected based on specific identification of customer circumstances or age of the receivable. The allowance for doubtful accounts balance was $7 million at both December 31, 2013 and December 31, 2012. Included in Selling, general and administrative expenses are provisions for estimated uncollectible accounts receivable of less than $1 million, $3 million, and $8 million for the years ended December 31, 2013 and 2012, and 2011.

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

Product Tooling: Product tooling includes molds, dies and other tools used in production of a specific part or parts of the same basic design. It is generally required that non-reimbursable design and development costs for products to be sold under long-term supply arrangements be expensed as incurred and costs incurred for molds, dies and other tools that will be owned by the Company or its customers and used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. Contractually reimbursable design and development costs that would otherwise be expensed are recorded as an asset as incurred. Product tooling owned by the Company is capitalized as property and equipment and is amortized to cost of sales over its estimated economic life, generally not exceeding six years.The Company had receivables of $53 million and $36 million as of December 31, 2013 and 2012, respectively, related to production tools in progress, which will not be owned by the Company and for which there is a contractual agreement for reimbursement from the customer.

Property and Equipment: Property and equipment is stated at cost or fair value for impaired assets. As a result of the adoption of fresh-start accounting, property and equipment was re-measured and adjusted to estimated fair value as of October 1, 2010. Depreciation expense is computed principally by the straight-line method over estimated useful lives for financial reporting purposes and by accelerated methods for income tax purposes in certain jurisdictions. Certain costs incurred in the acquisition or development of software for internal use are capitalized. Capitalized software costs are amortized using the straight-line method over estimated useful lives generally ranging from 3 to 8 years. The net book value of capitalized software costs was approximately $5 million and $13 million at December 31, 2013 and 2012, respectively. Related amortization expense was approximately $6 million for the years ended December 31, 2013, 2012 and 2011. Amortization expense of approximately $2 million, $2 million and $1 million is expected for the annual periods ended December 31, 2014, 2015 and 2016, respectively.

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

Goodwill and Intangible Assets: The Company performs either a qualitative or quantitative assessment of goodwill for impairment on an annual basis. Goodwill impairment testing is performed at the reporting unit level. The qualitative assessment considers several factors at the reporting unit level including the excess of fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market and industry metrics, actual performance compared to forecast performance, and the Company's current outlook on the business. If the qualitative assessment indicates it is more likely than not that goodwill is impaired, the reporting unit is quantitatively tested for impairment. To quantitatively test goodwill for impairment, the fair value of each reporting unit is determined and compared to the carrying value. If the carrying value exceeds the fair value, then impairment may exist and further evaluation is required.

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

Product Warranty: The Company accrues for warranty obligations at the time of sale based on management estimates, with input from sales, engineering, quality and legal functions, of the amount that eventually will be required to settle such obligations. This accrual is based on several factors, including contractual arrangements, past experience, current claims, production changes, industry developments and various other considerations. Product warranty liabilities are reviewed on a regular basis and adjusted to reflect actual experience.

Product Recall: The Company accrues for product recall claims related to probable financial participation in customer actions to provide remedies to consumers as a result of actual or threatened regulatory or court actions or the Company’s determination of the potential for such actions. This accrual is based on management's best estimate after consideration of the individual fact patterns associated with specific claims, including input from the Company’s engineering, quality and legal functions.

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

Business Combinations: In accounting for business combinations, the purchase price of an acquired business is allocated to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. Determining the fair values of assets acquired and liabilities assumed requires management's judgment, the utilization of independent appraisal firms and often involves the use of significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, actuarial assumptions, and appropriate discount rates, among other items.

Discontinued Operations: The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the operations and cash flows of a component of the Company's has been or will be eliminated from ongoing operations and when the Company will no longer have any significant continuing involvement in the operations of the component. For a component to be disposed of by sale, financial results are classified as discontinued only when held for sale criteria are met. For a component to be disposed of other than by sale, financial results are not classified as discontinued until abandonment, distribution, or exchange occurs depending on the manner of disposal.

On August 1, 2012, the Company completed the sale of its Lighting operations for proceeds of approximately $70 million. The Company recorded impairment charges principally related to property and equipment of approximately $19 million and $66 million during the years ended December 31, 2012 and 2011, respectively. The results of operations of the Lighting business have been reclassified to Loss from discontinued operations, net of tax in the Consolidated Statement of Operations for all periods presented. Discontinued operations are summarized as follows:

	Year Ended December 31
	2012	2011
	(Dollars in Millions)
Sales	$297	$515
Cost of sales	264	490
Gross margin	33	25
Selling, general and administrative expenses	7	11
Asset impairments	19	66
Other expense, net	4	2
Interest expense	2	2
Income (loss) before income taxes	1	(56)
Provision for income taxes	4	—
Net loss from discontinued operations attributable to Visteon Corporation	$(3)	$(56)

Recently Issued Accounting Pronouncements: In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-2, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". This ASU requires companies to present, either in a note or parenthetically on the face of the financial statements, the effect of the amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This ASU is effective for interim and annual reporting periods beginning after December 15, 2012. The Company adopted these new disclosure requirements effective January 1, 2013.

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

NOTE 3. Yanfeng Transactions

On August 12, 2013, Visteon entered into a Master Agreement (the “Master Agreement”) with Huayu Automotive Systems Company Limited (“HASCO”), Yanfeng Visteon Automotive Trim Systems Co., Ltd. (“Yanfeng”) and Yanfeng Visteon Automotive Electronics Co., Ltd. (“YFVE”), pursuant to which, among other things, Visteon and HASCO agreed to modify their existing interests in automobile interiors and electronics joint ventures in the People’s Republic of China, including Yanfeng and YFVE. Pursuant to the Master Agreement, among other transactions, (i) Visteon agreed to sell its 50% ownership interest in Yanfeng for cash of approximately $928 million, (ii) Visteon agreed to sell its ownership interests in other Yanfeng-related interiors joint ventures for additional aggregate cash of approximately $96 million, and (iii) Visteon agreed to subscribe to an additional 11% ownership interest in YFVE for cash of approximately $58 million.

During the fourth quarter of 2013, Visteon completed some of the transactions contemplated under the Master Agreement including, but not limited to, the subscription to an additional 11% ownership interest in YFVE and the sale of its 50% ownership interest in Yanfeng. The Company recorded gains on the transactions completed during the three months ended December 31, 2013 totaling $465 million. Other transactions contemplated under the Master Agreement not completed during the fourth quarter of 2013 remain subject to substantive closing conditions, including government and regulatory approvals. Such transactions are expected to be substantially completed in multiple stages by June 30, 2015.

Restructuring of YFVE Electronics Investments

On November 7, 2013, Visteon made a cash payment of $58 million to subscribe to an additional 11% ownership interest in YFVE. This step acquisition increased Visteon's direct ownership interest in YFVE from a non-controlling 40% direct ownership interest to a controlling 51% direct ownership interest. Accordingly, from the date of the step acquisition, the financial position, results of operations and cash flows of YFVE are consolidated into the Visteon financial statements as part of the Electronics business unit. Prior to the step acquisition Visteon accounted for YFVE as a non-consolidated affiliate under the equity method. Visteon applied business combination accounting and consolidated YFVE from November 1, 2013 forward, as activity between that date and the closing date of the acquisition was not material. On a preliminary basis, Visteon determined the purchase price of YFVE to be $293 million representing the aggregate of the consideration transferred to acquire the additional 11% ownership interest in YFVE, the estimated fair value of Visteon's previous 40% equity interest in YFVE, and the estimated fair value of the 49% non-controlling interest in YFVE, as follows.

November 1, 2013
(Dollars in Millions)
Cash paid for additional 11% interest in YFVE	$58
Fair value of Visteon's previous 40% equity interest in YFVE	97
Fair value of 49% non-controlling interest in YFVE	138
Total YFVE purchase price	$293

The Company remeasured its previously held 40% equity interest in YFVE to fair value, resulting in a gain of $52 million inclusive of approximately $3 million related to foreign currency translation reclassified from Accumulated other comprehensive loss. Visteon also recorded 100% of the identifiable assets and liabilities of YFVE and a non-controlling interest in YFVE, all at respective fair values. Goodwill of $51 million was recorded, representing the excess of the purchase price over the net of the fair values of the identifiable assets and liabilities acquired of $242 million. The fair value of Visteon's previous 40% equity interest in YFVE and the fair value of the 49% non-controlling interest in YFVE were estimated using income and market approaches based on financial analysis methodologies (including the discounted cash flow analysis), projected financial information, management's estimates, available information, and reasonable and supportable assumptions. These fair value measurements are classified within level 3 of the fair value hierarchy.

The total YFVE purchase price of $293 million was allocated to the Visteon consolidated statement of financial position, as follows.

November 1, 2013
(Dollars in Millions)
Total YFVE purchase price	$293
Cash and equivalents	96
Accounts receivable	75
Inventories	42
Other current assets	60
Property and equipment	42
Equity in net assets of non-consolidated affiliates	31
Intangible assets	105
Other non-current assets	2
Short-term debt	(34)
Accounts payable	(106)
Accrued employee liabilities	(9)
Other current liabilities	(43)
Other non-current liabilities	(19)
Goodwill	$51
In addition to goodwill of $51 million, intangible assets include $89 million, $7 million and $9 million, respectively, for estimated amounts recognized for the fair value of customer-related and developed technology assets, and land use rights. It is currently estimated that these intangible assets have a weighted average useful life of approximately 10 years, 10 years and 32 years, respectively. Fair value estimates of these intangible assets were based on income approaches utilizing projected financial information, management's estimates, available information, and reasonable and supportable assumptions. The estimated fair values of property and equipment assets were based on a combination of cost and market approaches after considering the highest and best use of the assets. The estimated fair values of other assets and liabilities were based on management's estimates, available information, and reasonable and supportable assumptions. These fair value measurements are classified within level 3 of the fair value hierarchy.

The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price, additional information obtained regarding liabilities assumed, including, but not limited to, contingent liabilities, revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to property, plant and equipment and intangible assets, and certain tax attributes. Additionally, the pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented, and as a result no pro forma financial information was presented.

Sale of 50% Ownership Interest in Yanfeng

On December 17, 2013, Visteon completed the sale of its 50% ownership interest in Yanfeng for cash proceeds of $928 million (before applicable taxes). In connection with the sale, Visteon recorded a gain of $413 million inclusive of approximately $31 million related to foreign currency translation reclassified from Accumulated other comprehensive loss. Cash received from the sale of the Company's 50% investment in Yanfeng has been classified as net cash provided from investing activities on the consolidated statement of cash flows for the year ended December 31, 2013.

NOTE 4. Non-Consolidated Affiliates

The Company recorded equity in the net income of non-consolidated affiliates of $213 million for the year ended December 31, 2013, $226 million for the year ended December 31, 2012 and $168 million for the year ended December 31, 2011, respectively.

•
Equity in net income of non-consolidated affiliates for the year ended December 31, 2013 includes $27 million representing Visteon's 50% equity interest in a non-cash gain recorded by Yanfeng. The gain resulted from the deconsolidation of YFVE pursuant to Visteon's November 2013 step acquisition to acquire a controlling 51% ownership interest in YFVE. In connection with the deconsolidation, Yanfeng recorded its retained non-controlling interest in YFVE at fair value, which exceeded the carrying value of net assets deconsolidated. The fair value of the retained non-controlling interest in YFVE was determined using financial analysis methodologies including the discounted cash flow analysis and the fair value measurement is classified within level 3 of the fair value hierarchy.

•
Equity in net income of non-consolidated affiliates for the year ended December 31, 2012 includes $63 million representing Visteon's equity interest in a non-cash gain recorded by Yanfeng. The gain resulted from the excess of fair value over carrying value of a former equity investee of Yanfeng that was consolidated effective June 1, 2012 pursuant to changes in the underlying joint venture agreement. The fair value was determined using financial analysis methodologies including the discounted cash flow analysis and the fair value measurement is classified within level 3 of the fair value hierarchy.

The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that an “other-than-temporary” decline in value has occurred, an impairment loss will be recorded, which is measured as the difference between the recorded book value and the fair value of the investment. During 2012, the Company determined that an other-than-temporary decline in the value of its investment in Visteon TYC Corporation ("VTYC") had occurred based on anticipated sale transaction proceeds and recorded an impairment of $5 million. In January 2013, the Company completed the sale of its 50% equity interest in VTYC for proceeds of approximately $17 million and no additional gain or loss was recorded on the sale. Included in the Company’s retained earnings is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $31 million and $231 million at December 31, 2013 and 2012, respectively.

Investments in non-consolidated affiliates were $228 million and $756 million at December 31, 2013 and 2012, respectively. At December 31, 2013, non-consolidated affiliates accounted for under the equity method totaled $189 million and non-consolidated affiliates accounted for under the cost method totaled $39 million. Effective December 17, 2013, the Company changed from the equity method to the cost method of accounting for certain affiliates in connection with the closing of the sale of its 50% ownership interest in Yanfeng, including Yanfeng Visteon Jinqiao Automotive Trim Systems Co., Ltd. At December 31, 2012, substantially all non-consolidated affiliates were accounted for under the equity method.

A summary of the Company's investments in non-consolidated affiliates is provided below.

	December 31
	2013	2012
	(Dollars in Millions)
Yanfeng Visteon Electronics (China) Investment Co., Ltd.	$48	$—
Yanfeng Visteon Jinqiao Automotive Trim Systems Co., Ltd.	38	31
Wuhu Bonaire Auto Electrical Systems Co., Ltd.	27	26
Duckyang Industry Co., Ltd.	29	29
Japan Climate Systems Corporation	26	21
Chongqing Changan Visteon Engine Control Systems Co., Ltd.	16	16
Fawer Visteon Climate Control System Co., Ltd.	11	8
Yanfeng	—	531
YFVE	—	47
Visteon TYC Corporation	—	16
Dongfeng Visteon Automotive Trim Systems Co., Ltd.	—	15
Jiangsu Toppower Automotive Electronics Co., Ltd.	—	12
Others	33	4
Total investments in non-consolidated affiliates	$228	$756

Summarized financial data is provided below for the Company’s non-consolidated affiliates accounted for under the equity method. Amounts included in the tables below represent 100% of the results of operations and balance sheet amounts for such non-consolidated affiliates. Yanfeng is considered a significant non-consolidated affiliate and is shown separately in the tables below.

	Yanfeng		All Others
	December 31		December 31
	2013	2012	2013	2012
	(Dollars in Millions)
Current assets	$—	$2,710	$522	$577
Other assets	—	1,114	210	305
Total assets	$—	$3,824	$732	$882

Current liabilities	$—	$2,320	$387	$534
Other liabilities	—	28	28	38
Stockholders’ equity	—	1,476	317	310
Total liabilities and equity	$—	$3,824	$732	$882

	Net Sales			Gross Margin			Net Income
	December 31			December 31			December 31
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(Dollars in Millions)
Yanfeng	$8,089	$5,171	$3,014	$1,160	$782	$473	$334	$369	$246
All other	1,335	1,757	1,681	111	194	176	94	92	90
	$9,424	$6,928	$4,695	$1,271	$976	$649	$428	$461	$336

Yanfeng sales and gross margin for the year ended December 31, 2012 include approximately $1,733 million and $278 million, respectively, related to the results of operations for the five months ended May 31, 2012 of a former equity investee that was consolidated effective June 1, 2012. Yanfeng net income for the years ended December 31, 2013 and 2012 includes approximately $54 million and $130 million, respectively associated with non-cash gains. Net sales for all other affiliates for the years ended December 31, 2013 and 2012 included $764 million and $802 million, respectively related to Duckyang Industry Co., Ltd. ("Duckyang"). In October 2011, Visteon sold a 1% interest in Duckyang and conveyed a board seat to the other partner. Following the transaction, Visteon held approximately 50% of Duckyang's total shares outstanding and no longer controlled the board, thus Duckyang became one of the Company's non-consolidated affiliates.

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

In November 2012 the Company announced a $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. In connection with that program, the Company announced a plan to restructure three European Interiors facilities and a plan to realign its corporate and administrative functions directly to their corresponding operational beneficiary to right-size such functions and reduce related costs. Through December 31, 2013, the Company recorded approximately $76 million of restructuring expenses under this program. The Company expects to record additional costs related to this program in future periods as underlying plans are finalized. Given the economically-sensitive and highly competitive nature of the automotive industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including but not limited to, additional restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

The Company recorded restructuring expenses of $41 million, $79 million, and $34 million, during the years ended December 31, 2013, 2012 and 2011, respectively. Significant restructuring programs are summarized below by product group.

Interiors

During the fourth quarter of 2012, the Company announced a plan to restructure three European Interiors facilities and recorded approximately $30 million for employee severance and termination benefits associated with approximately 230 employees. This amount remained accrued on the consolidated balance sheet as of December 31, 2012. During the year ended December 31, 2013, the Company recorded an additional $4 million of employee severance and termination benefit costs associated with this program and made cash payments of approximately $16 million for related employee severance and termination benefits. As of December 31, 2013 approximately $18 million remains accrued for this program.

During the third quarter of 2013, the Company announced a plan to restructure the workforce and related processes at an Interiors operation in Brazil. The Company recorded employee severance and termination benefit costs of $8 million associated with approximately 255 employees. The Company made cash payments of approximately $4 million for related employee severance and termination benefits during 2013. As of December 31, 2013 approximately $4 million remains accrued for this program.

Climate

During the fourth quarter of 2011, the Company commenced a program designed to commonize global business systems and processes across its Climate operations for the purpose of reducing costs. The Company recorded and paid cash to settle employee severance and termination benefits of $19 million for approximately 100 employees, and $5 million, respectively, for the years ended December 31, 2013 and 2012.

Electronics
During 2011 the Company announced its intention to permanently cease production and to close the Cadiz Electronics facility located in Spain. In connection with the announcement, the Company recorded $24 million of employee severance and termination benefits costs representing the minimum amount of employee separation costs pursuant to statutory regulations. This amount remained accrued on the consolidated balance sheet as of December 31, 2011. In January 2012 the Company reached agreements with the local unions and Spanish government for the closure of the Cadiz Electronics facility. During the first quarter of 2012 and in connection with the agreements, the Company recorded one-time termination benefits, in excess of the statutory minimum requirement, of approximately $31 million and other exit costs of $5 million. The Company also transferred land, building and machinery to the local municipality in Spain for the benefit of employees resulting in a loss of $14 million, which was recorded in Other (income) expense, net in the consolidated statements of operations. During the year ended December 31, 2012 the Company made $49 million of cash payments for employee severance and termination benefits and $5 million for other exit costs, primarily governmental registration of contributed assets. Additionally, the Company recovered approximately $23 million of these costs pursuant to the 2010 Global Settlement and Release Agreement with Ford, including $19 million during 2012 and $4 million during 2011. Amounts recovered have been recorded as deferred revenue on the Company's consolidated balance sheet and are being amortized on a straight-line basis over the remaining life of supply contracts with the customer, or approximately 5 years.

Corporate

During 2012, the Company announced a program designed to realign its corporate and administrative functions directly to their corresponding operational beneficiary and to reduce corporate administrative costs. During the year ended December 31, 2012, the Company recorded severance and termination benefit costs of $4 million associated with approximately 30 employees. During the year ended December 31, 2013, the Company recorded additional severance and termination benefit costs under this program of $9 million associated with approximately 40 employees and paid cash to settle employee severance and termination benefits of $9 million. The Company expects to record additional expense related to this program in future periods as additional elements of the plan are finalized and the timing of activities and the amount of related costs are not likely to change.

Restructuring Reserves

Restructuring reserve balances of $29 million and $39 million at December 31, 2013 and 2012, respectively, are classified as Other current liabilities on the consolidated balance sheets. The Company anticipates that the activities associated with the restructuring reserve balance as of December 31, 2013 will be substantially completed by the end of 2014. The Company’s consolidated restructuring reserves and related activity are summarized below including amounts associated with discontinued operations.

	Interiors	Climate	Electronics	Corporate	Total
	(Dollars in Millions)
December 31, 2010	$37	$2	$3	$1	$43
Expenses	7	3	24	—	34
Reversals	(7)	(1)	(2)	—	(10)
Exchange	2	—	(2)	—	—
Utilization	(33)	(3)	(4)	(1)	(41)
December 31, 2011	$6	$1	$19	$—	$26
Expenses	34	5	36	4	79
Utilization	(6)	(5)	(54)	(1)	(66)
December 31, 2012	$34	$1	$1	$3	$39
Expenses	13	19	—	9	41
Reversals	(1)	—	(1)	—	(2)
Utilization	(21)	(19)	—	(9)	(49)
December 31, 2013	$25	$1	$—	$3	$29
During 2011, the Company reversed $7 million of previously established accruals for employee severance and termination benefits at a European Interiors facility pursuant to a contractual agreement to cancel the related social plan and $2 million of previously established accruals due to lower than estimated severance and termination benefit costs associated with the consolidation of the Company’s Electronics operations in South America.

NOTE 6. Inventories

Inventories consist of the following components:

	December 31
	2013	2012
	(Dollars in Millions)
Raw materials	$204	$153
Work-in-process	191	174
Finished products	104	78
Valuation reserves	(27)	(20)
	$472	$385

NOTE 7. Property and Equipment

Property and equipment, net consists of the following:

	December 31
	2013	2012
	(Dollars in Millions)
Land	$162	$161
Buildings and improvements	301	269
Machinery, equipment and other	1,309	1,137
Construction in progress	145	100
Total property and equipment	1,917	1,667
Accumulated depreciation	(580)	(421)
	1,337	1,246
Product tooling, net of amortization	77	80
Property and equipment, net	$1,414	$1,326

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

	Year Ended December 31
	2013	2012	2011
	(Dollars in Millions)
Depreciation	$207	$209	$254
Amortization	10	10	17
	$217	$219	$271

NOTE 8. Intangible Assets

Intangible assets at December 31, 2013 and 2012 were as follows:

		December 31, 2013			December 31, 2012
	Estimated Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(Dollars in Millions)
Definite-Lived
Developed technology	8	$219	$88	$131	$209	$60	$149
Customer related	10	214	45	169	124	30	94
Other	39	32	9	23	22	5	17
Subtotal		$465	$142	$323	$355	$95	$260
Indefinite-Lived
Goodwill		$97	$—	$97	$46	$—	$46
Trade names		27	—	27	26	—	26
Subtotal		$124	$—	124	$72	$—	72
Total		$589	$142	$447	$427	$95	$332
Changes in intangible asset gross carrying values and accumulated amortization are summarized in the table below.

	2013		2012
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
	(Dollars in Millions)
Balance January 1	$427	$95	$404	$51
Additions	156	—	11	—
Divestiture	—	—	(5)	—
Amortization	—	45	—	40
Foreign currency	6	2	17	4
Balance December 31	$589	$142	$427	$95
Additions to intangible assets for 2013 are primarily attributable to the November 2013 step acquisition of YFVE. In connection with the preliminary purchase price allocation acquired intangible assets were recorded at estimated fair values, including customer related assets of approximately $89 million, land use rights of approximately $9 million and developed technology of approximately $7 million. Additionally, the Company recorded goodwill of approximately $51 million on the YFVE step acquisition for the excess of the purchase price over the net of the fair values of the identifiable assets and liabilities acquired.

The Company recorded approximately $45 million, $40 million and $45 million of amortization expense related to definite-lived intangible assets for the years ended December 31, 2013, 2012 and 2011 respectively. The Company currently estimates annual amortization expense to be $50 million for 2014, $49 million for 2015, $48 million for 2016, $46 million for 2017 and $41 million for 2018. Indefinite-lived intangible assets, including goodwill and trade names are not amortized but are tested for impairment at least annually. The Company performs its annual impairment testing as of the first day of the fourth quarter of each year. No impairment was identified during the periods presented. Goodwill is summarized by product group in the table below.

	Climate	Electronics	Total
	(Dollars in Millions)
Balance January 1, 2012	$36	$—	$36
Additions	10	—	10
Balance at December 31, 2012	$46	$—	$46
Additions	—	51	51
Balance at December 31, 2013	$46	$51	$97

NOTE 9. Debt

The Company’s short and long-term debt consists of the following:

		Weighted Average Interest Rate		Carrying Value
	Maturity	2013	2012	2013	2012
				(Dollars in Millions)
Short-term debt
Current portion of long-term debt		7.7%	8.9%	$2	$3
Short-term borrowings		4.7%	3.3%	104	93
Total short-term debt				$106	$96
Long-term debt
6.75% Senior notes due April 15, 2019	2019	6.75%	6.75%	$396	$445
HVCC USD term loan due May 30, 2016	2016	1.8%	N/A	100	—
HVCC KRW term loan due May 30, 2016	2016	3.7%	N/A	95	—
Other	2014-2018	5.7%	8.5%	33	28
Total long-term debt				$624	$473

Short term borrowings

Short-term borrowings are primarily related to the Company's non-U.S. operations and are payable in various currencies. As of December 31, 2013, the Company had international affiliate short-term borrowings of $104 million, approximately $68 million of which is related to HVCC. As of December 31, 2012, the Company had international affiliate short-term borrowings of $93 million, approximately $78 million of which is related to HVCC. These borrowings are payable in both U.S. dollar and non-U.S. currencies including, but not limited to, the Euro, Korean Won, Turkish Lira, Russian Ruble and Chinese Yuan.

Short-term borrowings include an arrangement, through a subsidiary in France, to sell accounts receivable with recourse on an uncommitted basis. The amount of financing available is dependent on the amount of receivables less customary reserves. The Company pays a 25 basis points servicing fee on all receivables sold, as well as a financing fee of three-month Euribor plus 95 basis points on the advanced portion. At December 31, 2013 there were $31 million outstanding borrowings under the facility with $52 million of receivables pledged as security, which are recorded as "Other current assets" on the consolidated balance sheet. At December 31, 2012, there were $15 million outstanding borrowings under the facility with $49 million of receivables pledged as security.

Available borrowings on outstanding affiliate credit facilities as of December 31, 2013 is approximately $291 million and certain of these facilities have pledged receivables, inventory or equipment as security.

6.75% Senior Notes Due April 15, 2019

In April 2011, the Company completed the sale of $500 million aggregate principal amount of 6.75% senior notes due April 15, 2019 (the “Original Senior Notes”). The Original Senior Notes were sold to the initial purchasers who were party to a purchase agreement (the “Initial Purchasers”) for resale to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Original Senior Notes were used to repay the obligations under the Term Loan Credit Agreement (“Term Loan”) in the amount of $498 million, which the Company entered into on October 1, 2010. In 2011, the Company recorded a loss of $24 million on the early extinguishment of the Term Loan including $21 million of unamortized original issuance discount and debt fees that were recorded net of the Term Loan principal on the face of the Company’s consolidated balance sheets immediately prior to extinguishment.

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

Prior to April 15, 2014, the Company has the option to redeem up to 10% of the Senior Notes during any 12-month period from issue date until April 15, 2014 for a 103% redemption price, plus accrued and unpaid interest to the redemption date. The Company exercised this right in December 2012 to repurchase $50 million (10%) of its Senior Notes and in December 2013 to repurchase an additional $50 million (10%) of its Senior Notes. The Company recorded a $2 million loss on extinguishment of debt in both 2012 and 2013 related to the premium paid on the debt redemption. The Company also has the option to redeem a portion or all of the Senior Notes subject to a make-whole provision.

Beginning April 15, 2014, the Indenture allows for part or all of the Senior Notes to be redeemed at the following redemption prices (plus accrued and unpaid interest to the redemption date) during the 12 month period beginning on April 15 of the indicated years: 2014 at 105.063%, 2015 at 103.375%, 2016 at 101.688%, and 2017 and thereafter at 100.000%. The Indenture also contains optional redemption rights related to the proceeds from equity offerings.

HVCC Term Loans

During the first quarter of 2013, Halla Visteon Climate Control Corporation ("HVCC") entered into and fully drew on two unsecured bilateral term loan credit agreements with aggregate available borrowings of approximately $195 million. As of December 31, 2013, the USD equivalent of these agreements was $195 million. Both credit agreements mature in May 2016 and are subject to financial covenants requiring total debt to EBITDA of not greater than 3.2x and a net interest coverage test of more than 3x. The Company was in compliance with such covenants at December 31, 2013.

Other Long-Term Debt

Other long-term debt also includes amounts associated with the Company's non-U.S. operations and are payable in various currencies. As of December 31, 2013 and December 31, 2012, the Company had long-term international affiliate debt outstanding of $33 million and $28 million, respectively. These balances are payable in both U.S. and non-U.S. currencies including, but not limited to, the Euro, Korean Won, and Russian Ruble.

Included in other long-term debt at December 31, 2013 and 2012 is approximately $17 million and $18 million, respectively, attributable to a sale-leaseback arrangement for land and buildings located in Chihuahua, Mexico. In connection with the transaction, the Company received proceeds of $19 million and entered into an agreement to lease the land and buildings back over a 5 year period. This sale-leaseback is being accounted for as a direct financing arrangement, and the cash proceeds have been recorded as debt. The lease requires annual rental payments that are allocated between the reduction of indebtedness and interest expense using an incremental borrowing rate of 9.5%. The Company will recognize the sale of the land and buildings at the end of the lease term and expects to record a gain of approximately $3 million.

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

On January 28, 2013, the Company entered into an amendment to the Revolver to permit, among other things, the sale of certain Climate operations to Halla Climate Control Corporation ("Halla"), a 70% owned subsidiary of the Company.  In anticipation of the associated reduction in borrowing base assets, the Company also reduced its commitment amount to $130 million. Advances under the Revolver are available until maturity in October 2015. The Revolver has a fee of 0.5% per annum on the undrawn commitment. At December 31, 2013 and 2012, there were no outstanding borrowings under the Revolver. At December 31, 2013, the Company had available borrowings under the Revolver of approximately $100 million.

Letters of Credit

The Company has a $15 million letter of credit facility with US Bank National Association. In connection with the facility, the Company must maintain a collateral account equal to 103% of the aggregate stated amount of issued letters of credit (or 110% for non-U.S. currencies) and must reimburse any amounts drawn under issued letters of credit. As of December 31, 2013 and 2012, the Company had $10 million and $9 million, respectively, of outstanding letters of credit issued under this facility secured by restricted cash. Additionally, the Company had $21 million and $14 million of locally issued letters of credit to support various customs arrangements and other obligations at its local affiliates of which $15 million and $6 million are secured by cash collateral at December 31, 2013 and 2012, respectively.

Maturities

Debt obligations, at December 31, 2013, included maturities as follows: 2014 — $106 million; 2015 — $16 million; 2016 — $197 million; 2017 — $15 million; 2018 — $0 million; thereafter — $396 million.

Other

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

NOTE 10. Employee Benefit Plans

Defined Benefit Plans

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

During 2012 the Company offered an accelerated pension payment program to most of its U.S. defined benefit plan participants who are former employees with vested benefits not yet in pay status, whereby such participants could elect to receive a single lump sum payout. Approximately 70% of eligible participants elected to receive a single lump sum payout resulting in a reduction of the Company's U.S. retirement plan obligations of $408 million and a reduction in plan assets of $301 million, respectively. Additionally, the Company recorded settlement losses of $9 million during the fourth quarter of 2012 in connection with the lump sum payments.

The Company's expense for defined benefit pension plans is provided in the table below, as follows:

	U.S. Plans			Non-U.S. Plans
	Year Ended December 31			Year Ended December 31
	2013	2012	2011	2013	2012	2011
	(Dollars in Millions)
Costs Recognized in Income
Service cost	$—	$—	$5	$23	$18	$6
Interest cost	47	70	73	27	28	28
Expected return on plan assets	(62)	(79)	(75)	(18)	(18)	(18)
Settlements and curtailments	—	9	(1)	(1)	4	—
Amortization of losses and other	—	—	3	3	—	—
Net pension (income) expense	$(15)	$—	$5	$34	$32	$16
Weighted Average Assumptions
Discount rate	3.95%	4.85%	5.50%	4.10%	5.70%	5.95%
Compensation increase	N/A	N/A	3.50%	3.45%	3.70%	3.55%
Long-term return on assets	7.00%	7.00%	7.50%	4.75%	5.05%	5.40%
In addition the Company recorded $1 million of U.S. retirement benefit related restructuring expenses during 2013 and 2012.

The Company’s obligation for defined benefit pension plans is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31		Year Ended December 31
	2013	2012	2013	2012
	(Dollars in Millions)
Change in Benefit Obligation
Benefit obligation — beginning	$1,245	$1,480	$653	$466
Service cost	—	—	23	18
Interest cost	47	70	27	28
Actuarial (gain) loss	(119)	67	3	128
Settlements and curtailments	—	(301)	(2)	(44)
Foreign exchange translation	—	—	14	15
Transfers In	—	—	—	60
Benefits paid and other	(92)	(71)	(17)	(18)
Benefit obligation — ending	$1,081	$1,245	$701	$653
Change in Plan Assets
Plan assets — beginning	$966	$1,151	$404	$348
Actual return on plan assets	84	115	11	24
Sponsor contributions	5	77	33	42
Settlements	—	(301)	(1)	(38)
Foreign exchange translation	—	—	6	10
Transfers In	—	—	—	36
Benefits paid and other	(95)	(76)	(19)	(18)
Plan assets — ending	$960	$966	$434	$404
Funded status at end of period	$(121)	$(279)	$(267)	$(249)
Balance Sheet Classification
Other non-current assets	$8	$—	$2	$2
Accrued employee liabilities	(2)	(2)	(5)	(3)
Employee benefits	(127)	(277)	(264)	(248)
Accumulated other comprehensive loss:
Actuarial (gain) loss	(98)	39	93	81
Tax effects/other	(2)	—	(18)	(12)
	$(100)	$39	$75	$69

The accumulated benefit obligation for all defined benefit pension plans was $1.68 billion and $1.81 billion at December 31, 2013 and 2012, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for employee retirement plans with accumulated benefit obligations in excess of plan assets were $1.44 billion, $1.37 billion, and $1.06 billion, respectively, at December 31, 2013 and $1.70 billion, $1.66 billion and $1.21 billion, respectively, at December 31, 2012.

Assumptions used by the Company in determining its defined benefit pension obligations as of December 31, 2013 and December 31, 2012 are summarized in the following table.

	U.S. Plans		Non-U.S. Plans
Weighted Average Assumptions	2013	2012	2013	2012
Discount rate	4.75%	3.95%	4.30%	4.10%
Expected rate of return on assets	7.00%	7.00%	5.10%	4.75%
Rate of increase in compensation	N/A	N/A	3.55%	3.15%
Components of the net change in Accumulated other comprehensive loss related to defined benefit pension plans on the Company’s consolidated statements of changes in stockholders’ equity for the year ended December 31, 2013 and 2012 are as follows:

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
	(Dollars in Millions)
Actuarial (gains) / losses	$(137)	$33	$10	$117
Prior Service Credit	(2)	—	—	—
Deferred taxes	—	—	—	(10)
Currency/Other	—	—	4	7
Reclassification to net income	—	(9)	(2)	(5)
	$(139)	$24	$12	$109
The U.S. actuarial gains of $137 million for the year ended December 31, 2013 are primarily related to higher discount rate assumptions. Actuarial losses of $3 million for the non-U.S. retirement plans are expected to be realized during 2014.

Benefit payments, which reflect expected future service, are expected to be paid by the Company plans, as follows:

	U.S. Plans	Non-U.S. Plans
	(Dollars in Millions)
2014	$72	$20
2015	69	19
2016	68	21
2017	67	23
2018	67	26
Years 2019 — 2023	339	177
In the year ended December 31, 2013, cash contributions to the Company's U.S. and non-U.S. defined benefit pension plans were $5 million and $33 million, respectively. Additionally, the Company expects to make cash contributions to its U.S. defined benefit pension plans of $14 million in 2014. Contributions to non-U.S. defined benefit pension plans are expected to be $37 million during 2014. The Company’s expected 2014 contributions may be revised.

In January 2012 the Company contributed approximately 1.5 million shares of common stock valued at approximately $73 million to its two largest U.S. defined benefit pension plans. This contribution was in excess of 2011 and 2012 plan year minimum required contributions for those plans by approximately $40 million. As of December 31, 2012, all shares previously contributed to the plans had been sold, with an average share price of approximately $44.

Substantially all of the Company’s defined benefit pension plan assets are managed by external investment managers and held in trust by third-party custodians. The selection and oversight of these external service providers is the responsibility of the investment committees and their advisors. The selection of specific securities is at the discretion of the investment manager and is subject to the provisions set forth by written investment management agreements and related policy guidelines regarding permissible investments, risk management practices and the use of derivative securities. Derivative securities may be used by investment managers as efficient substitutes for traditional securities, to reduce portfolio risks or to hedge identifiable economic exposures.

The use of derivative securities to create economic leverage to engage in unrelated speculation is expressly prohibited. External investment managers are prohibited from investing in any debt or equity securities related to the Company or its affiliates. The Company's equity is permitted when it is the result of a corporate contribution to the plan.

The primary objective of the pension funds is to pay the plans’ benefit and expense obligations when due. Given the relatively long time horizon of these obligations and their sensitivity to interest rates, the investment strategy is intended to improve the funded status of its U.S. and non-U.S. plans over time while maintaining a prudent level of risk. Risk is managed primarily by diversifying each plan’s target asset allocation across equity, fixed income securities and alternative investment strategies, and then maintaining the allocation within a specified range of its target. In addition, diversification across various investment subcategories within each plan is also maintained within specified ranges. The Company’s retirement plan asset allocation at December 31, 2013 and 2012 and target allocation for 2014 are as follows:

	Target Allocation		Percentage of Plan Assets
	U.S.	Non-U.S.	U.S.		Non-U.S.
	2014	2014	2013	2012	2013	2012
Equity securities	33%	25%	34%	44%	24%	15%
Fixed income	28%	65%	13%	15%	64%	74%
Alternative strategies	39%	5%	52%	39%	6%	7%
Cash	—%	5%	1%	2%	6%	4%
	100%	100%	100%	100%	100%	100%
The expected long-term rate of return for defined benefit pension plan assets has been chosen based on various inputs, including returns projected by various external sources for the different asset classes held by and to be held by the Company’s trusts and its targeted asset allocation. These projections incorporate both historical returns and forward looking views regarding capital market returns, inflation and other variables. Pension plan assets are valued at fair value using various inputs and valuation techniques. A description of the inputs and valuation techniques used to measure the fair value for each class of plan assets is included in Note 16 “Fair Value Measurements.”

Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. Effective January 1, 2012, matching contributions for the U.S. defined contribution plan were increased to 100% on the first 6% of pay contributed. The expense related to matching contributions was approximately $11 million in 2013, $14 million in 2012, and $5 million in 2011 .

Other Postretirement Employee Benefit Plans

In the U.S. and Canada, the Company has a financial obligation for the cost of providing other postretirement health care and life insurance benefits to its employees under Company-sponsored plans. These plans generally pay for the cost of health care and life insurance for retirees and dependents, less retiree contributions and co-pays. Other postretirement benefit obligations were $6 million at December 31, 2013 and 2012.

NOTE 11. Stock-Based Compensation

The Visteon Corporation 2010 Incentive Plan (the “2010 Incentive Plan”) provides for the grant of up to 5.6 million shares of common stock for restricted stock awards (“RSAs”), restricted stock units (“RSUs”), non-qualified stock options ("Stock Options"), stock appreciation rights (“SARs”), performance based share units ("PSUs"), and other stock based awards. The Company's stock-based compensation instruments are accounted for as equity awards or liability awards based on settlement intention as follows.

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

Generally, the Company's stock-based compensation instruments are subject to graded vesting and recognized on an accelerated basis. The settlement intention of the awards is at the discretion of the Organization and Compensation Committee of the Company's Board of Directors. The total stock-based compensation expense recognized and unrecognized was as follows:

	Year Ended December 31			Unrecognized Stock-Based Compensation Expense
	2013	2012	2011	December 31, 2013
	(Dollars in Millions)
Restricted stock awards	$3	$17	$31	$3
Restricted stock units	12	5	7	6
Stock options	—	3	8	—
Stock appreciation rights	1	1	1	—
Performance based share units	13	5	—	23
Total stock-based compensation expense	$29	$31	$47	$32

Restricted Stock Awards and Restricted Stock Units
RSAs and RSUs expected to be settled in shares of the Company's common stock are recorded as equity awards. Grant date fair value is measured as the average of the high and low market price of the Company's common stock as traded on the New York Stock Exchange on the date of grant. The grant date fair value for the 2010 RSAs was estimated based on the weighted average trading prices of the Company’s common stock for the five business days immediately following the Effective Date. The Company granted 117,000 shares of RSAs during the year ended December 31, 2012, at weighted average grant date fair value of $53.48 per share. Unrecognized compensation expense at December 31, 2013 was $3 million for non-vested RSAs and will be recognized on a weighted average basis over the remaining vesting period of less than one year. The Company granted 17,500 and 225,000 RSUs, expected to be settled in shares, during the year ended December 31, 2013 and December 31, 2012, respectively, at a weighted average grant date fair value of $75.69 per share and $43.47 per share, respectively. These awards generally vest in one-third increments on the grant date anniversary over a three year vesting period. Unrecognized compensation expense at December 31, 2013 was $5 million for non-vested RSUs and will be recognized over the remaining vesting period of less than one year.
RSUs expected to be settled in cash are accounted for as liability awards. The Company granted 1,000 and 71,000 RSUs, expected to be settled in cash, during the year ended December 31, 2013 and 2012, respectively, at weighted average grant date fair values $59.34 per share and $46.29 per share, respectively. The Company made cash settlement payments of $8 million and $5 million during the years ended December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, $4 million was recorded under Accrued employee liabilities in both years relating to RSUs while $1 million and $6 million, respectively, were recorded under Employee benefits relating to RSUs. These awards generally vest in one-third increments on the grant date anniversary over a three year vesting period. Unrecognized compensation expense at December 31, 2013 was $1 million for non-vested RSUs and will be recognized on a weighted average basis over the remaining vesting period of approximately 1.3 years. RSUs awarded under the Non-Employee Director Stock Unit Plan vest immediately but are not cash settled until the participant terminates service.
A summary of activity for RSAs and RSUs, including grants, vesting and forfeitures is provided below.

	RSAs	RSUs	Weighted Average Grant Date Fair Value
	(In Thousands)
Non-vested at December 31, 2010	1,035	357	$57.93
Granted	—	1	49.83
Vested	(345)	(93)	57.93
Forfeited	(34)	(8)	57.93
Non-vested at December 31, 2011	656	257	57.92
Granted	117	296	47.16
Vested	(482)	(123)	58.02
Forfeited	(63)	(27)	55.60
Non-vested at December 31, 2012	228	403	51.20
Granted	—	19	74.55
Vested	(199)	(200)	54.76
Forfeited	(10)	(61)	44.88
Non-vested at December 31, 2013	19	161	$48.26

Stock Options and Stock Appreciation Rights

Stock Options expected to be settled in shares of the Company's common stock are recorded as equity awards with an exercise price equal to the average of the high and low market price at which the Company's common stock was traded on the New York Stock Exchange on the date of grant. The grant date fair value of these awards is measured using the The Black-Scholes option pricing model. The Company granted 155,000 Stock Options during the year ended December 31, 2012. The weighted average grant date fair value of Stock Options granted during the year ended December 31, 2012 was $25.16 per share. Stock Options generally vest in one-third increments on the grant date anniversary over a three year vesting period and have an expiration date 10 years from the date of grant. The Company received $2 million from stock options exercised during the year ended December 31, 2013. Unrecognized compensation expense for non-vested Stock Options at December 31, 2013 was less than one million and is expected to be recognized over a weighted average period of less than one year.

SARs expected to be settled in cash and are accounted for as liability awards with an exercise price equal to the average of the high and low market price at which the Company's common stock was traded on the New York Stock Exchange on the date of grant. The Company granted 32,000 SARs with a weighted average fair value of $20.78 as of December 31, 2012. The fair value of SARs is determined at each period-end using the Black-Scholes option pricing model. At December 31, 2013 and 2012 the Company recorded approximately $3 million and $2 million, respectively, under the caption Accrued Employee benefits and recorded compensation expense of $1 million and $1 million, respectively. SARs generally vest in one-third increments on the grant date anniversary over a three year vesting period and have an expiration date 10 years from the date of grant. Unrecognized compensation expense at December 31, 2013 was less than one million for non-vested SARs and will be recognized on a weighted average basis over the remaining vesting period of less than one year.

The Black-Scholes option pricing model requires management to make various assumptions including the expected term, expected volatility, risk free interest rate, and dividend yield. The expected term represents the period of time that granted awards are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is calculated based on a rolling average of the daily stock closing prices of a peer group of companies with a period equal to the expected life of the award. The peer group of companies was used due to the relatively short history of the Company's common stock since its emergence from the bankruptcy. The peer group was established using the criteria of similar industry (utilizing product mix), size (measured by market capitalization), leverage (measured using debt to equity ratio) and length of history. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of the stock-based compensation instrument. The dividend yield is based on historical patterns and future expectations for Company dividends.

Weighted average assumptions used to estimate the fair value of awards during the year ended and as of December 31, 2013 and 2012 are as follows:

	Stock Options			SARs
	2013	2012	2011	2013	2012	2011
Expected term (in years)	N/A	6	6	4.45	5.07	6
Expected volatility	N/A	48.96%	46.37%	42.14%	51.69%	50.30%
Risk-free interest rate	N/A	1.12%	2.59%	1.51%	0.74%	0.98%
Expected dividend yield	N/A	—%	—%	—%	—%	—%

A summary of activity for Stock Options and SARs, including award grants, vesting and forfeitures is provided below.

	Stock Options	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
	(In Thousands)		(In Thousands)
Outstanding at December 31, 2010	—	$—	—	$—
Granted	482	72.60	94	74.08
Exercised	—	—	—	—
Forfeited or expired	(92)	74.08	(10)	74.08
Outstanding at December 31, 2011	390	72.26	84	74.08
Granted	155	53.57	32	53.57
Exercised	—	—	—	—
Forfeited or expired	(183)	66.64	(18)	68.06
Outstanding at December 31, 2012	362	67.13	98	68.36
Granted	—	—	—	—
Exercised	(36)	55.88	(3)	61.42
Forfeited or expired	(120)	67.81	(19)	66.80
Outstanding at December 31, 2013	206	$68.74	76	$69.06

Exercisable at December 31, 2013	130	$71.51	50	$71.27

	Stock Options and SARs Outstanding
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price
	(In Thousands)	(In Years)
$45.01 - $55.00	69	8.29	$53.57
$55.01 - $65.00	5	7.25	$62.28
$65.01 - $75.08	208	7.25	$74.08
	282

Performance Based Share Units

PSUs that are expected to be settled in shares of the Company's common stock are recorded as equity awards. PSUs that are expected to be settled in cash are accounted for as liability awards. During the first quarter of 2012, the Company granted 188,000 PSUs. The number of such PSUs that will vest is based on the Company's achievement of targeted performance levels related to a pre-established relative total shareholder return ("RTSR") goal compared to its peer group of automotive companies over a three-year period, which may range from 0% to 150% of the target award amount. During the fourth quarter of 2012, the Company granted an additional 1,123,000 PSUs. The number of such PSU's that will vest is based on the Company's achievement of a pre-established total shareholder return ("TSR") metric over a three year period, which may range from 0% to 100% of the target award. PSUs will vest on December 31, 2015 and the final award will be determined by the Compensation Committee. A portion of each grant is expected to be settled in stock and cash.

For PSUs expected to be settled in shares of the Company's common stock, the grant date fair value was determined using the Monte Carlo valuation model. Unrecognized compensation expense at December 31, 2013 was $15 million for the non-vested portion of these awards and will be recognized over the remaining vesting period of approximately 1.94 years. For PSUs expected to be settled in cash, the period ending fair value of the obligation for these awards was determined using the Monte Carlo valuation model. Unrecognized compensation expense at December 31, 2013 was $8 million for the non-vested portion of these awards and will be recognized over the remaining vesting period of approximately 1.94 years.

The Monte Carlo valuation model requires management to make various assumptions including the expected volatility, risk free interest rate and dividend yield. Expected volatility of 33.00% was calculated based on a rolling average of the daily stock closing prices of a peer group of companies with a period equal to the expected life of the award. The peer group of companies was used due to the relatively short history of the Company's common stock since its emergency from the bankruptcy. The peer group was established using the criteria of similar industry (utilizing product mix), size (measured by market capitalization), leverage

(measured using debt to equity ratio) and length of history. The risk-free rate of 0.13% was based on the U.S. Treasury yield curve in relation to the contractual life of the stock-based compensation instrument. The dividend yield of 0.00% is based on historical patterns and future expectations for Company dividends.

A summary of activity for PSUs, including award grants, vesting and forfeitures is provided below.

	PSUs	Weighted Average Grant Date Fair Value

	(In Thousands)
Granted	1,311	$33.85
Forfeited	(57)	$45.57
Non-vested at December 31, 2012	1,254	$33.32
Granted	—	$—
Forfeited	(265)	$32.33
Non-vested at December 31, 2013	989	$33.59

Note 12. Other Expense, Net

Other expense, net consists of the following:

	Year Ended December 31
	2013	2012	2011
	(Dollars in Millions)
Transformation costs	$40	$33	$7
Gain on sale of joint venture interest	(5)	(19)	—
Loss on debt extinguishment	2	6	24
UK Administration recovery	(2)	—	(18)
Loss on asset contribution	—	14	—
Asset impairments	—	5	—
Reorganization-related costs, net	—	2	8
Deconsolidation gains	—	—	(8)
Gain on sale of assets	—	—	(2)
	$35	$41	$11

Year Ended December 31, 2013

Business transformation costs of $40 million for the year ended December 31, 2013, were related to financial and advisory services associated with continued execution of the Company's comprehensive value creation plan, including the following activities:

•
Climate consolidation - During the first quarter of 2013, Halla purchased certain subsidiaries and intellectual property of Visteon's global climate business for approximately $410 million. With effect from February 1, 2013, this combined climate business has been operating under the name of Halla Visteon Climate Control Corporation ("HVCC"), who is majority-owned by Visteon and headquartered in South Korea.

•
Electronics optimization - During the fourth quarter of 2013 the Company made a cash payment of $58 million to subscribe to an additional 11% ownership interest in YFVE. This step acquisition increased Visteon's direct ownership interest in YFVE from a non-controlling 40% direct ownership interest to a controlling 51% direct ownership interest. Additionally, the Company invested $48 million during the fourth quarter of 2013 in a non-consolidated electronics holding company owned 50% by Visteon and 50% by Yanfeng. On January 13, 2014, Visteon reached an agreement to acquire the automotive electronics business of Johnson Controls for cash of $265 million. The acquisition is subject to certain regulatory and other consents and approvals and is expected to be completed in the second quarter of 2014.

•
Interiors strategy - The Company has determined that its Interiors business is not aligned with its long-term strategic goals and continues to explore alternatives including, but not limited to, divestiture, partnership or alliance. While the Company views Interiors as a non-core business, it continues to make commitments to this business and intends to divest in the future only under acceptable terms and conditions. On December 17, 2013, Visteon completed the sale of its 50%

ownership interest in Yanfeng Visteon Automotive Trim Systems Co., Ltd., ("Yanfeng") a significant interiors equity investee, for cash proceeds of $928 million (before applicable taxes). The Company's goal is to dispose of the remainder of its Interiors businesses in three separate transactions targeted for 2014. Due to certain liabilities and capital requirements of many of the these remaining businesses, the Company may be required to contribute cash to such businesses in connection with any disposition, which amounts could be material.
In connection with the preparation of the December 31, 2013 financial statements, the Company determined that an indicator of impairment existed in relation to the net assets of its Interiors business, which approximated $220 million as of December 31, 2013.  Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing to run and operate the Interiors business and estimated cash flows associated with the potential sale of the Interiors business. As a result of the analysis, the Company concluded that the assets were not recoverable. However, no impairment was recorded as of December 31, 2013 as the fair value of the underlying assets were determined to be in excess of the respective carrying value. To the extent that a sale transaction becomes more likely to occur in future periods an impairment charge may be required and such charge could be material. As of December 31, 2013 the Company did not meet the specific criteria necessary for the Interiors assets to be considered held for sale.

•
Cost reduction program - In November 2012, the Company announced a $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. Through December 31, 2013, the Company recorded approximately $76 million for total inception to date expense under the program. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized.

In June 2013, the Company completed the sale of its 20% equity interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd. ("Dongfeng") for proceeds of approximately $20 million and recognized a gain of approximately $5 million. Dongfeng is an interiors joint venture based in China with 2012 revenue of $190 million.

Loss on debt extinguishment of $2 million related to the 103% redemption premium paid on the December 2013 repurchase of $50 million of the Company's 6.75% Senior Notes due April 15, 2019.

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

Year Ended December 31, 2012

In August 2012, the Company sold its 50% ownership interest in R-Tek Limited, a UK-based Interiors joint venture, for cash proceeds of approximately $30 million, which resulted in a gain of $19 million.

Loss on debt extinguishment of $6 million was comprised of $4 million related to unamortized amounts attributable to the Korean Bridge Loan that was repaid during the third quarter of 2012 and $2 million related to the 103% redemption premium paid on the December 2012 repurchase of $50 million of the Company's 6.75% Senior Notes due April 15, 2019.

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

NOTE 13. Income Taxes

Details of the Company's income tax provision from continuing operations are provided in the table below:

	Year Ended December 31
	2013	2012	2011
	(Dollars in Millions)
Income (loss) before income taxes (a)
U.S	$(112)	$(165)	$(141)
Non-U.S	781	230	310
Total income before income taxes	$669	$65	$169
Current tax provision
U.S. federal	$5	$4	$1
Non-U.S	165	125	126
U.S. state and local	1	1	1
Total current tax provision	171	130	128
Deferred tax provision (benefit)
U.S. federal	—	(3)	1
Non-U.S	(64)	(6)	(2)
Total deferred tax provision (benefit)	(64)	(9)	(1)
Provision for income taxes	$107	$121	$127

(a) Income (loss) before income taxes excludes equity in net income of non-consolidated affiliates.
A summary of the differences between the provision for income taxes calculated at the U.S. statutory tax rate of 35% and the consolidated provision for income taxes is shown below:

	Year Ended December 31
	2013	2012	2011
	(Dollars in Millions)
Income before income taxes, excluding equity in net income of non-consolidated affiliates, at U.S. statutory rate of 35%	$234	$23	$59
Impact of foreign operations	(71)	75	45
State and local income taxes	(1)	(2)	4
Tax reserve adjustments	(52)	12	22
Change in valuation allowance	86	(1)	190
Fresh-start accounting and reorganization items, net	—	—	(215)
Impact of tax law change	(32)	1	18
Yanfeng transactions	(58)	—	—
Other	1	13	4
Provision for income taxes	$107	$121	$127
The favorable impact of foreign operations of $71 million includes a $58 million favorable variance due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, $54 million represents primarily U.S. foreign tax credit adjustments, and $16 million represents the reduction of U.S. income tax associated with the taxation of non-U.S. earnings due to transfers of offshore cash between countries (“look-through” rules). The American Taxpayer Relief Act of 2012 retroactively extended the “look-through” provisions to December 31, 2013 on January 2, 2013. Because tax law changes are recognized in the period in which new legislation is enacted, the $16 million was reflected as a favorable discrete adjustment in the first quarter of 2013, but due to the Company's valuation allowance in the U.S. there was no net impact to the Company's provision for income taxes in 2013 or 2012 related to this item. These amounts were partially offset by $34 million of non-U.S. withholding taxes and $23 million of U.S. and non-U.S. income taxes related to the repatriation of earnings. The U.S. income tax consequences of these items approximate $47 million and were entirely offset by the U.S. valuation allowance. Tax reserve adjustments of $52 million primarily relate to reevaluating transfer pricing-related exposures in Europe and the United States due to audit closures during 2013. The $32 million impact of tax law changes is primarily attributable to tax reform in Mexico resulting in restoration of deferred tax assets, including net operating loss carryforwards, which were partially offset by a related valuation allowance of $26 million. The favorable $58 million variance related to the Yanfeng transactions primarily reflects the tax benefit associated with available foreign tax credits. The U.S. income tax consequences associated with the Yanfeng transactions approximate $54 million and were fully offset by the U.S. valuation allowance.

During the fourth quarter of 2013, the Company’s Visteon Climate Control Beijing Co., Ltd. operations received high-tech status from the Chinese government resulting in a reduction of the corporate income tax rate from 25% to 15% applied retroactively from January 1, 2013. The $7 million income tax benefit from this incentive and $3 million benefit in other jurisdictions are included with the impact of foreign operations in the effective tax rate reconciliation above. The income tax benefit from foreign tax holidays was approximately $3 million and $5 million in 2012 and 2011, respectively, attributable mainly to the Company's Thailand manufacturing operations which benefit from various incentives that expire at various times in the future.
The Company’s provision for income tax for continuing operations was $121 million for year ended December 31, 2012. Significant components of the variance from the U.S. statutory rate include $29 million of non-U.S. withholding taxes, $80 million of U.S. and non-U.S. income taxes related to the planned repatriation of earnings from its unconsolidated and certain consolidated foreign affiliates, and $16 million of U.S. income tax associated with the "look-through" rules described above, partially offset by a $50 million favorable variance for foreign rate differentials. The U.S. income tax consequences in connection with the Company's earnings from these affiliates of approximately $93 million were offset with the U.S. valuation allowance. The tax reserve adjustments of $12 million primarily relate to interest accrued on tax positions related to prior periods. Other items impacting the effective rate of $13 million primarily represent U.S. tax adjustments offset by an equal and opposite amount against the U.S. valuation allowance.

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

Deferred income taxes and related valuation allowances

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating loss, tax credit and other carryforwards. The Company has recorded a deferred tax liability, net of valuation allowances, for U.S. and non-U.S. income taxes and non-U.S. withholding taxes of approximately $46 million and $83 million as of December 31, 2013 and 2012, respectively, on the undistributed earnings of certain consolidated and unconsolidated foreign affiliates as such earnings are intended to be repatriated in the foreseeable future. The Company has not provided for deferred income taxes or foreign withholding taxes on the remainder of undistributed earnings from certain consolidated foreign affiliates because such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax liability on such earnings as the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.

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

In determining the need for a valuation allowance, the Company also evaluates existing valuation allowances. During 2013, certain Korean legal entities were merged which should result in the future utilization of foreign tax credits in Korea for which a valuation allowance was previously recorded, and consequently, the Company recognized a tax benefit of $12 million related to the elimination of the related valuation allowance. During 2012, the Company recorded a tax benefit of $8 million attributable to the elimination of valuation allowances at several foreign subsidiaries in China, India and the Czech Republic. During the third quarter of 2011, the Company recorded a tax benefit of $8 million related to the reversal of a full valuation allowance with respect to the deferred tax assets of its UK subsidiary. During the fourth quarter of 2011, the Company recorded a $66 million impairment charge attributable to the Company's Lighting assets. Approximately $16 million of the impairment charge related to jurisdictions where deferred tax assets are fully offset by a valuation allowance. The remaining $50 million related to other foreign jurisdictions where the Company concluded, based on the available evidence, it was more likely than not that the deferred tax assets associated with these jurisdictions would not be realized.

The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries, including Germany, France, and Spain until sufficient positive evidence exists to reduce or eliminate the valuation allowances. At December 31, 2013 and 2012, the Company had net deferred tax assets, net of valuation allowances, of approximately $42 million and $36 million, respectively, in certain foreign jurisdictions, the realization of which is dependent on generating sufficient taxable income in future periods. While the Company believes it is more likely than not that these deferred tax assets will be realized, failure to achieve taxable income targets which considers, among other sources, future reversals of existing taxable temporary differences, would likely result in an increase in the valuation allowance in the applicable period.

The components of deferred income tax assets and liabilities are as follows:

	December 31
	2013	2012
	(Dollars in Millions)
Deferred tax assets:
Employee benefit plans	$83	$135
Capitalized expenditures for tax reporting	53	82
Net operating losses and carryforwards	1,508	1,350
All other	235	224
Valuation allowance	(1,710)	(1,695)
Total deferred tax assets	$169	$96
Deferred tax liabilities:
Fixed assets and intangibles	$116	$111
Investment in foreign affiliates, including withholding tax	96	75
All other	32	42
Total deferred tax liabilities	$244	$228
Net deferred tax liabilities	$75	$132
Reported in Consolidated Balance Sheet as:
Other current assets	$36	$26
Other non-current assets	69	28
Other current liabilities	43	5
Deferred tax liabilities non-current	137	181
	$75	$132
At December 31, 2013, the Company had available non-U.S. net operating loss carryforwards and tax credit carryforwards of $1.6 billion and $12 million, respectively, which have carryforward periods ranging from 5 years to indefinite. The Company had available U.S. federal net operating loss carryforwards of $1.5 billion at December 31, 2013, which will expire at various dates between 2028 and 2032. U.S. foreign tax credit carryforwards are $421 million at December 31, 2013. These credits will begin to expire in 2015. The Company had available tax-effected U.S. state operating loss carryforwards of $26 million at December 31, 2013, which will expire at various dates between 2015 and 2032.

In connection with the Company's emergence from bankruptcy and resulting change in ownership on the Effective Date, an annual limitation was imposed on the utilization of U.S. net operating losses, U.S. credit carryforwards and certain U.S. built-in losses (collectively referred to as “tax attributes”) under Internal Revenue Code (“IRC”) Sections 382 and 383. The collective limitation is approximately $120 million per year on tax attributes in existence at the date of change in ownership. Additionally, the Company has approximately $437 million of U.S. net operating loss carryforwards and $145 million of U.S. foreign tax credits that are not subject to any current limitation since they were realized after the Effective Date.

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

As of the end of 2013, valuation allowances totaling $1.7 billion have been recorded against the Company’s deferred tax assets where recovery of the deferred tax assets is unlikely. Of this amount, $1.1 billion relates to the Company’s deferred tax assets in the U.S. and $571 million relates to deferred tax assets in certain foreign jurisdictions, including Germany, a pass-through entity for U.S. tax purposes.

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
Gross unrecognized tax benefits were $73 million at December 31, 2013 and $117 million at December 31, 2012, of which approximately $30 million and $71 million, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at December 31, 2013 and December 31, 2012 were $23 million and $36 million, respectively.

During the second quarter of 2013, the IRS commenced the audit of the Company's U.S. tax returns for the 2010 and 2011 tax years. At this stage in the audit, the Company is not aware of any proposed income tax adjustments that would have a material impact on the Company's effective tax rate due to the valuation allowances maintained against the Company's U.S. tax attributes. During the first quarter of 2013, the tax authorities in Spain completed an income tax examination related to the tax years 2006 through 2009 and the Company reached an agreement regarding its transfer pricing methodology resulting in a cash settlement of $2 million. During the second quarter of 2013, the Company paid $2 million to settle other tax matters (primarily in Mexico). Other net decreases in the Company's gross unrecognized tax benefits that impact the effective tax rate total approximately $37 million and primarily relate to reevaluating prior year uncertain tax positions associated with the examination in Spain which further validated the transfer pricing methodologies to allocate income and expense among jurisdictions in Europe and the United States.
With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2009 or state and local, or non-U.S. income tax examinations for years before 2003. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in Asia (including Korea) could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31
	2013	2012
	(Dollars in millions)
Beginning balance	$117	$123
Tax positions related to current period
Additions	8	15
Tax positions related to prior periods
Additions	5	—
Reductions	(51)	(20)
Settlements with tax authorities	(4)	—
Lapses in statute of limitations	(2)	(2)
Effect of exchange rate changes	—	1
Ending balance	$73	$117
During 2012 Korean tax authorities commenced a review of the Company's Korean affiliates (including Halla) for tax years 2007 through 2012 and issued formal notice of assessments, including penalties, of approximately $25 million for alleged underpayment of withholding tax on dividends paid and other items, including certain management service fees charged by Visteon. During 2013, the Company's Korean affiliates have paid approximately $23 million to the Korean tax authorities, as required under Korean tax regulations, to pursue the appeals process. The Company believes that it is more likely than not that it will receive a favorable ruling when all of the available appeals have been exhausted. Also during 2012, Brazilian tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) of approximately $15 million related to the sale of its chassis business to a third party. During 2013, after attempts to reopen an appeal of the administrative decision failed, Sistemas opened a judicial proceeding against the government to address the notice which required a deposit in the amount of the assessment in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments in Korea and Brazil, as well as contingent income tax refund claims associated with other jurisdictions, total $47 million as of December 31, 2013 and are included in Other non-current assets on the consolidated balance sheet.
NOTE 14. Stockholders’ Equity and Non-controlling Interests

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

In August 2013, the Company's board of directors raised the authorization of its remaining share repurchase program from $125 million to $1 billion over the next two years. The Company entered into another ASB program in August 2013 with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. The Company paid the financial institution $125 million and received an initial delivery of 1,368,925 shares of common stock. The value of those shares on the date of delivery was $100 million at $73.05 per share and is included in common stock held in treasury. On December 20, 2013, the program concluded and the Company received an additional 307,975 shares. As of December 31, 2013, $875 million remains authorized and available for repurchase through December 31, 2015. The Company anticipates that repurchases of common stock would occur from time to time in open market transactions, non-discretionary programs or in privately negotiated transactions depending on market and economic conditions, share price, trading volumes, alternative uses of capital and other factors.

Treasury Stock

The Company's board of directors has authorized a total of $1.175 billion in share repurchases since July of 2012, of which $875 million remains authorized and available for repurchase through December 31, 2015. As a result of the execution of this share repurchase program, the Company's treasury stock has increased. The $125 million ASB that completed on April 17, 2013 contributed a total of 2,209,078 shares to treasury stock in 2013. The 125 million ASB that completed on December 20, 2013 contributed a total of 1,676,900 shares to treasury stock in 2013. In 2012, open market repurchases under the share repurchase program contributed a total of 1,005,559 shares to treasury stock. At December 31, 2013 and 2012, the Company held approximately 5,640,000 and 1,760,000 shares of common stock in treasury for use in satisfying obligations under employee incentive compensation arrangements. The Company values shares of common stock held in treasury at cost.

Warrants

The warrants to purchase up to 2,355,000 shares of common stock at an exercise price of $9.66 per share, which expire ten years from issuance ("Ten Year Warrants") may be net share settled and are recorded as permanent equity in the Company’s consolidated balance sheets with 909 and 299,171 warrants outstanding at December 31, 2013 and 2012, respectively. The Ten Year Warrants were valued at $15.00 per share on October 1, 2010 using the Black-Scholes option pricing model. Significant assumptions used in determining the fair value of such warrants at issuance included share price volatility and risk-free rate of return. The volatility assumption was based on the implied volatility and historical realized volatility for comparable companies. The risk-free rate assumption was based on U.S. Treasury bond yields.

The warrants to purchase up to 1,552,774 shares of common stock at an exercise price of $58.8 per share, which expire five years from issuance ("Five Year Warrants") may be net share settled and are recorded as permanent equity in the Company’s consolidated balance sheets with 1,548,387 and 1,549,337 warrants outstanding at December 31, 2013 and 2012, respectively. The Five Year Warrants were valued at $3.62 per share on October 1, 2010 using the Black-Scholes option pricing model. Significant assumptions used in determining the fair value of such warrants at issuance included share price volatility and risk-free rate of return. The volatility assumption was based on the implied volatility and historical realized volatility for comparable companies. The risk-free rate assumption was based on U.S. Treasury bond yields.

If the Company pays or declares a dividend or makes a distribution on common stock payable in shares of its common stock, the number of shares of common stock or other shares of common stock for which a Warrant (the Five Year Warrants and Ten Year Warrants, collectively) is exercisable shall be adjusted so that the holder of each Warrant shall be entitled upon exercise to receive the number of shares of common stock that such warrant holder would have owned or have been entitled to receive after the happening of any of the events described above, had such Warrant been exercised immediately prior to the happening of such event. In addition, if the Company pays an extraordinary dividend (as defined in each Warrant Agreement) to common share holders, then the exercise price shall be decreased effective immediately after the effective date of such extraordinary dividend, dollar-for-dollar by the fair market value of any securities or other assets paid or distributed on each share of common stock.

Non-Controlling Interests

Non-controlling interests in the Visteon Corporation economic entity are as follows:

	December 31
	2013	2012
	(Dollars in Millions)
HVCC	$777	$723
YFVE	139	—
Visteon Interiors Korea, Ltd.	22	20
Other	15	13
Total non-controlling interests	$953	$756

Pursuant to the November 2013 step acquisition of a controlling interest in YFVE, Visteon applied business combination accounting and consolidated YFVE. In connection with the purchase accounting, Visteon recorded the estimated fair value of the non-controlling interest in YFVE at $138 million.

During the first quarter of 2013, Halla Climate Control Corporation purchased certain subsidiaries and intellectual property of Visteon's global climate business for approximately $410 million. The transfer of Visteon's Climate operations to HVCC represented a common control transaction. Accordingly, the assets and liabilities were transferred at their respective carrying value and no gain or loss was recorded by the Company. HVCC designs, develops and manufactures automotive climate control products, including air-conditioning systems, modules, compressors, and heat exchangers for sale to global OEMs. The Company holds a 70% interest in HVCC, a consolidated subsidiary.

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component includes:

	Year Ended December 31
	2013	2012
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(90)	$(25)
Other comprehensive income (loss) before reclassification, net of tax	124	(66)
Amounts reclassified from AOCI	(46)	1
Ending balance	$(12)	$(90)

Changes in AOCI by component:
Foreign currency translation adjustments
Beginning balance	$11	$(41)
Other comprehensive (loss) income before reclassification, net of tax	(11)	47
Amounts reclassified from AOCI (a)	(37)	5
Ending balance	(37)	11
Benefit plans
Beginning balance	(108)	25
Other comprehensive income (loss) before reclassification, net of tax (b)	131	(147)
Amounts reclassified from AOCI (c)	2	14
Ending balance	25	(108)
Unrealized hedging gains (loss)
Beginning balance	7	(9)
Other comprehensive income before reclassification, net of tax (d)	4	34
Amounts reclassified from AOCI (e)	(11)	(18)
Ending balance	—	7
AOCI ending balance	$(12)	$(90)
(a) Amount included in Other expense in Consolidated Statement of Comprehensive Income.
(b) Net tax benefits of $4 million and $11 million are related to benefit plans for the year ended December 31, 2013 and 2012, respectively.
(c) Amount included in the computation of net periodic pension cost. (See Note 10 Employee retirement benefits for additional details.)
(d) Net tax benefit of $3 million and tax expense of $6 million are related to unrealized hedging gains (loss) for the year ended December 31, 2013 and 2012, respectively.
(e) Amount is included in Cost of sales in Consolidated Statement of Comprehensive Income.

Restricted Net Assets

Restricted net assets related to the Company’s non-consolidated affiliates were approximately $228 million and $756 million, respectively, as of December 31, 2013 and 2012. Restricted net assets related to the Company’s consolidated subsidiaries were approximately $405 million and $165 million, respectively as of December 31, 2013 and 2012. Restricted net assets of consolidated subsidiaries are attributable to the Company’s operations in China, where certain regulatory requirements and governmental restraints result in significant restrictions on the Company’s consolidated subsidiaries ability to transfer funds to the Company.

NOTE 15. Earnings Per Share

A summary of information used to compute basic and diluted earnings per share attributable to Visteon is as follows:

	Year Ended December 31
	2013	2012	2011
	(In Millions, Except Per Share Amounts)
Numerator:
Net income from continuing operations attributable to Visteon	$690	$103	$136
Loss from discontinued operations, net of tax	—	(3)	(56)
Net income attributable to Visteon	$690	$100	$80
Denominator:
Average common stock outstanding - basic	50.0	52.9	51.2
Dilutive effect of warrants and PSUs	1.1	0.4	0.8
Diluted shares	51.1	53.3	52.0

Basic and Diluted Per Share Data:
Basic earnings per share attributable to Visteon:
Continuing operations	$13.80	$1.95	$2.65
Discontinued operations	—	(0.06)	(1.09)
	$13.80	$1.89	$1.56
Diluted earnings per share attributable to Visteon:
Continuing operations	$13.50	$1.93	$2.62
Discontinued operations	—	(0.05)	(1.08)
	$13.50	$1.88	$1.54

The effect of certain common stock equivalents including warrants, performance-based share units, and stock options were excluded from the computation of weighted average diluted shares outstanding as inclusion of such items would be anti-dilutive, summarized as follows.

	Year Ended December 31
	2013			2012			2011
	(In Millions, Except Per Share Amounts)
Number of warrants	—			1.5			—
Exercise price	$—			$58.80			$—
Number of performance stock units	0.1			1.3			—
Number of stock options	0.2			0.4			0.4
Exercise price	$44.55	-	$74.08	$44.55	-	$74.08	$44.55	-	$74.08

NOTE 16. Fair Value Measurements

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

The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis are as follows.

	December 31, 2013
	(Dollars in Millions)
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Retirement plan assets	$380	$467	$547	$1,394
Foreign currency instruments	—	6	—	6
Liability Category
Foreign currency instruments	$—	$2	$—	$2

	December 31, 2012
	(Dollars in Millions)
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Retirement plan assets	$309	$559	$502	$1,370
Foreign currency instruments	—	22	—	22
Liability Category
Foreign currency instruments	$—	$1	$—	$1
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

•	Insurance contracts are reported at cash surrender value and have no observable inputs.

The fair values of the Company’s U.S. retirement plan assets are as follows:

	December 31, 2013
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Registered investment companies	$234	$—	$—	$234
Common trust funds	—	273	—	273
LDI	—	118	—	118
GTAA	—	—	70	70
HFF	—	—	247	247
Cash and cash equivalents	10	—	—	10
Insurance contracts	—	—	8	8
Total	$244	$391	$325	$960

	December 31, 2012
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Registered investment companies	$163	$—	$—	$163
Common trust funds	—	354	—	354
LDI	—	148	—	148
GTAA	—	—	140	140
HFF	—	—	139	139
Cash and cash equivalents	14	—	—	14
Insurance contracts	—	—	8	8
Total	$177	$502	$287	$966

The fair value measurements which used significant unobservable inputs are as follows:

Actual Return on Plan Assets	GTAA	HFF	Insurance Contracts
	(Dollars in Millions)
Ending balance at December 31, 2010	$150	$119	$9
Relating to assets still held at the reporting date	(8)	(1)	1
Purchases, sales and settlements	—	10	—
Ending balance at December 31, 2011	$142	$128	$10
Relating to assets still held at the reporting date	11	8	—
Purchases, sales and settlements	(13)	3	—
Transfer out	—	—	(2)
Ending balance at December 31, 2012	$140	$139	$8
Relating to assets still held at the reporting date	(16)	15	—
Purchases, sales and settlements	(54)	93	—
Ending balance at December 31, 2013	$70	$247	$8

The fair values of the Company’s Non-U.S. retirement plan assets are as follows:

	December 31, 2013
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Insurance contracts	$—	$—	$210	$210
Treasury and government securities	22	35	—	57
Registered investment companies	85	—	—	85
Cash and cash equivalents	9	10	—	19
Corporate debt securities	8	6	—	14
Common trust funds	5	5	—	10
Limited partnerships (HFF)	—	—	12	12
Common and preferred stock	4	20	—	24
Other	3	—	—	3
Total	$136	$76	$222	$434

	December 31, 2012
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Insurance contracts	$—	$—	$199	$199
Treasury and government securities	22	33	—	55
Registered investment companies	52	—	—	52
Cash and cash equivalents	18	—	—	18
Corporate debt securities	8	9	—	17
Common trust funds	5	8	—	13
Limited partnerships (HFF)	—	—	16	16
Common and preferred stock	16	—	—	16
Other	11	7	—	18
Total	$132	$57	$215	$404

Fair value measurements which used significant unobservable inputs are as follows:

Actual Return on Plan Assets	Insurance Contracts	HFF
	(Dollars in Millions)
Ending balance at December 31, 2010	$179	$5
Relating to assets held at the reporting date	4	—
Purchases, sales and settlements	(3)	1
Ending balance at December 31, 2011	$180	$6
Relating to assets held at the reporting date	16	4
Purchases, sales and settlements	3	6
Ending balance at December 31, 2012	$199	$16
Relating to assets held at the reporting date	12	1
Purchases, sales and settlements	(1)	(5)
Ending balance at December 31, 2013	$210	$12

Items Measured at Fair Value on a Non-recurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. Items measured at fair value on a non-recurring basis during the year ended December 31, 2013 included the identifiable assets and liabilities in connection with the consolidation of YFVE. Assets measured at fair value on a non-recurring basis during the year ended December 31, 2012 included the retained interest in Duckyang, the equity in the net assets of Yanfeng, and the Lighting assets subject to the impairment analysis.

Fair Value of Debt

The fair value of debt was approximately $755 million and $600 million at December 31, 2013 and December 31, 2012, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt is classified as Level 1, "Market Prices" and Level 2, "Other Observable Inputs" in the fair value hierarchy, respectively.

NOTE 17. Financial Instruments

The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates and market interest rates. The Company manages these risks through the use of derivative financial instruments. The maximum length of time over which the Company hedges the variability in the future cash flows for forecast transactions excluding those forecast transactions related to the payment of variable interest on existing debt is up to eighteen months from the date of the forecast transaction. The maximum length of time over which the Company hedges forecast transactions related to the payment of variable interest on existing debt is the term of the underlying debt. The use of derivative financial instruments creates exposure to credit loss in the event of nonperformance by the counter-party to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards that are expected to fully satisfy their obligations under the contracts. Additionally, the Company’s ability to utilize derivatives to manage risks is dependent on credit and market conditions.

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

As of December 31, 2013 and 2012, the Company had forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $625 million and $554 million, respectively. Fair value estimates of these contracts are based on quoted market prices and other observable inputs. A portion of these instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the Accumulated other comprehensive (loss) income component of Stockholders’ equity in the Company’s consolidated balance sheet. The ineffective portion of these instruments is recorded as Cost of sales in the Company’s consolidated statement of operations.

Interest Rate Risk

On April 6, 2011, the Company refinanced its variable rate Term Loan with a fixed rate bond. In conjunction with the refinancing of the Term Loan, the Company terminated outstanding interest rate swaps with a notional amount of $250 million for a loss of less than $1 million. Approximately 58% and 85% of the Company's borrowings were effectively on a fixed rate basis as of December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012 the Company had no interest rate swaps.
Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s consolidated balance sheets at December 31, 2013 and 2012 as follows.

	Assets			Liabilities
Risk Hedged	Classification	2013	2012	Classification	2013	2012
	(Dollars in Millions)
Designated
Foreign currency	Other current assets	$4	$16	Other current assets	$—	$1
Foreign currency	Other current liabilities	2	1	Other current liabilities	4	1
Non-designated
Foreign currency	Other current assets	3	6	Other current assets	1	—
		$9	$23		$5	$2

	Gross Amount Recognized		Gross Amounts Offset in the Statement of Financial Position		Net Amounts Presented in the Statement of Financial Position
	December 31		December 31		December 31
Foreign currency derivatives	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)
Assets
Designated	$4	$17	$—	$1	$4	$16
Non-designated	3	6	1	—	2	6
	$7	$23	$1	$1	$6	$22
Liabilities
Designated	$4	$1	$2	$—	$2	$1
	$4	$1	$2	$—	$2	$1

Gains and losses on derivative financial instruments recorded in Cost of sales and Interest expense for the year ended December 31, 2013 and 2012 are as follows:

	Amount of Gain (Loss)
	Recorded in AOCI, net of tax		Reclassified from AOCI into Income		Recorded in Income
	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)
Foreign currency risk – Cost of sales
Cash flow hedges	$(7)	$16	$11	$18	$—	$—
Non-designated cash flow hedges	—	—	—	—	1	(4)
	$(7)	$16	$11	$18	$1	$(4)

Commodity Risk

The Company's exposures to market risk from changes in the price of production material are managed primarily through negotiations with suppliers and customers, although there can be no assurance that the Company will recover all such costs. While the Company periodically derivatives available in the marketplace, currently no such derivatives are utilized to manage or hedge the Company's commodity risks.

Concentrations of Credit Risk

Financial instruments including cash equivalents, derivative contracts, and accounts receivable, expose the Company to counter-party credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counter-party and through monitoring counter-party credit risks. The Company’s concentration of credit risk related to derivative contracts at December 31, 2013 and 2012 is not material.

Hyundai Kia Automotive Group is one of the Company's largest customers, accounting for 33%, 33% and 31% of total product sales in 2013, 2012 and 2011, respectively. Additionally, Ford is one of the Company's largest customers and accounted for 28%, 27% and 27% of total product sales in 2013, 2012 and 2011, respectively. With the exceptions below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at December 31, 2013 and 2012, respectively.

	2013	2012
Ford and its affiliates	20%	19%
Hyundai Mobis Company	15%	16%
Hyundai Motor Company	9%	10%
Management periodically performs credit evaluations of its customers and generally does not require collateral.

NOTE 18. Commitments and Contingencies

Litigation and Claims

In 2003, the Local Development Finance Authority of the Charter Township of Van Buren, Michigan (the “Township”) issued approximately $28 million in bonds finally maturing in 2032, the proceeds of which were used at least in part to assist in the development of the Company’s U.S. headquarters located in the Township. During January 2010, the Company and the Township entered into a settlement agreement (the “Settlement Agreement”) that, among other things, reduced the taxable value of the headquarters property to current market value and facilitated certain claims of the Township in the Company’s chapter 11 proceedings. The Settlement Agreement also provided that the Company would continue to negotiate in good faith with the Township in the event that property tax payments was inadequate to permit the Township to meet its payment obligations with respect to the bonds. In September 2013, the Township notified the Company in writing that it is estimating a shortfall in tax revenues of between $25 million and $36 million, which could render it unable to satisfy its payment obligations under the bonds, but made no specific monetary demand of the Company. The Company disputes the factual and legal assertions made by the Township and intends to vigorously defend the matter should the Township seek to commence a legal proceeding against the Company. The Company is not able to estimate the possible loss or range of loss in connection with this matter.

On March 29, 2012, the Korean Supreme Court ruled that regular bonuses should be included for purposes of calculating the ordinary wage of applicable employees, which was contrary to previous legal precedent and the position of the Korean Ministry of Employment and Labor. On December 18, 2013, the Korean Supreme Court issued an en banc decision clarifying that (i) regular bonuses, should be included for purposes of calculating such ordinary wage, and (ii) certain incentive pay and family allowances may also be included for purposes of calculating such ordinary wage if they were paid to employees as consideration for the labor actually provided by them. The court also indicated that employers could be excused from liability for excluding such regular bonuses from ordinary wages where an express or implied management-labor agreement or practice to exclude such amounts existed and to require such payment would cause “serious managerial difficulty.” The Company is evaluating the potential financial impact of these new court rulings, and is not able to determine at this time whether it will have a material impact on the results of operations and cash flows of its South Korean subsidiaries. However, the Company believes it qualifies for this provision for prior periods. In addition, on May 24, 2013, Halla Visteon Climate Control Union in Korea, representing 891 hourly employees of HVCC, filed a legal petition with Seoul Southern District Court, claiming unpaid statutory benefits for the past three years based on the initial Supreme Court ruling. The Company is in the process of evaluating these claims, but at this time is not able to estimate the possible loss or range of loss in connection with this matter.

In November 2013, the Company and Halla Visteon Climate Control Corp., the Company’s South Korean subsidiary (“HVCC”), jointly filed an Initial Notice of Voluntary Self-Disclosure statement with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding certain sales of automotive HVAC components by a minority-owned, Chinese joint venture of HVCC into Iran, which the Company updated in December 2013. Pursuant to the notice, the Company and HVCC are reviewing these matters and will furnish OFAC with the results of their investigation. OFAC may conclude that our actions resulted in violations of U.S. economic sanctions laws and warrant the imposition of civil penalties, such as fines, limitations on our ability to export products from the United States, and/or referral for further investigation by the U.S. Department of Justice. Any such fines or restrictions may be material to the Company’s financial results in the period in which they are imposed. Additionally, disclosure of this conduct and any fines or other action relating to this conduct could harm the Company’s reputation and have a material adverse effect on our business, operating results and financial condition. Although the Company plans to file its full report with OFAC by March 2014, it cannot predict when OFAC will conclude its review of that report or whether it will impose any of the potential penalties described above.

During January 2014, HVCC provided documents and information to the Korean Fair Trade Commission regarding certain subcontracting transactions and practices. HVCC's policy is to comply with all laws and regulations applicable to it and it intends to cooperate fully with the Korean Fair Trade Commission. At this time, HVCC is not able to estimate a reasonably possible range of loss that may ultimately result from this investigation.

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of December 31, 2013, the Company maintained accruals of approximately $9 million for claims aggregating approximately $150 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

Several current and former employees of Visteon Deutschland GmbH (“Visteon Germany”) filed civil actions against Visteon Germany in various German courts beginning in August 2007 seeking damages for the alleged violation of German pension laws that prohibit the use of pension benefit formulas that differ for salaried and hourly employees without adequate justification. Several of these actions have been joined as pilot cases. In a written decision issued in April 2010, the Federal Labor Court issued a declaratory judgment in favor of the plaintiffs in the pilot cases. To date, more than 750 current and former employees have filed similar actions or have inquired as to or been granted additional benefits, and an additional 600 current and former employees are similarly situated. The Company's remaining reserve for unsettled cases is approximately $8 million and is based on the Company’s best estimate as to the number and value of the claims that will be made in connection with the pension plan. However, the Company’s estimate is subject to many uncertainties which could result in Visteon Germany incurring amounts in excess of the reserved amount of up to approximately $9 million.

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

On September 1, 2010, the Company filed a Notice of Appeal to the District Court of the Court's decision to include non-appealing retirees, and on September 15, 2010 the UAW filed a Notice of Cross-Appeal. On July 25, 2012, the District Court ruled in favor of the Company on both appeals, and the UAW has appealed this ruling to the Circuit Court. The Company reached an agreement with the original appellants in late-September 2010, which resulted in the Company not restoring other postretirement employee benefits of such retirees. On September 30, 2010, the UAW filed a complaint, which it amended on October 1, 2010, in the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after October 1, 2010. The parties reached a preliminary settlement agreement in January 2013, but it was later terminated by the plaintiffs. On October 22, 2013, the U.S. District Court for the Eastern District of Michigan issued an order denying the Company's motion to dismiss the UAW's complaint and granted its motion to transfer the case to the U.S. District Court for the District of Delaware. As of December 31, 2013, the Company maintains an accrual for claims that are deemed probable of loss and are reasonably estimable.

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

The following table provides a reconciliation of changes in the product warranty and recall claims liability, inclusive of amounts of discontinued operations for the selected periods:

	Year Ended December 31
	2013	2012
	(Dollars in Millions)
Beginning balance	$57	$66
Accruals for products shipped	17	19
Changes in estimates	(8)	(6)
Settlements	(17)	(22)
Ending balance	$49	$57

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

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At December 31, 2013, the Company had recorded a reserve of approximately $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

Guarantees and Commitments

The Company has guaranteed approximately $43 million for subsidiary lease payments under various arrangements generally spanning between one and ten years in duration, and $6 million for affiliate credit lines and other credit support agreements.

Operating Leases

At December 31, 2013, the Company had the following minimum rental commitments under non-cancelable operating leases: 2014 — $29 million; 2015 — $25 million; 2016 — $18 million; 2017 — $16 million; 2018 — $14 million; thereafter — $68 million. Rent expense was $53 million for the year ended December 31, 2013, $44 million for the year ended December 31, 2012, and $44 million for the year ended December 31, 2011, respectively.

Purchase Obligations

In January 2003, the Company commenced a 10-year outsourcing agreement with International Business Machines (“IBM”) pursuant to which the Company outsources information technology services on a global basis. In 2010, the agreement was amended to include only legacy mainframe and data center services out of the U.S. with the ability to terminate for convenience during the term of the agreement. At the end of 2013, Visteon terminated the mainframe portion of the services. Expenses incurred under the IBM arrangement were approximately $13 million during the years ended December 31, 2013, 2012 and 2011. Expenses for 2014 are estimated to be $2 million.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at December 31, 2013 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

NOTE 19. Segment Information

The Company defines its operating segments as components of its business for which separate discrete financial information is available that is evaluated regularly by the chief operating decision-making group, in deciding the allocation of resources and in assessing performance. The Company’s chief operating decision making group, comprised of the Chief Executive Officer and Chief Financial Officer, evaluates the performance of the Company’s segments primarily based on net sales, before elimination of inter-company shipments, Adjusted EBITDA (non-GAAP financial measure) and operating assets. The Company’s operating structure is organized by global product lines, including: Climate, Electronics and Interiors. These global product lines have financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio. Global customer groups are responsible for the business development of the Company’s product portfolio and overall customer relationships. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment. The Company’s reportable segments are as follows:

•
Climate — The Company’s Climate product line includes climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems. Climate accounted for approximately 64%, 62%, and 52% of the Company’s total product sales, excluding intra-product line eliminations, for the years ended December 31, 2013, 2012 and 2011, respectively.

•
Electronics — The Company’s Electronics product line includes audio systems, infotainment systems, driver information systems, powertrain and feature control modules, climate controls, and electronic control modules. Electronics accounted for approximately 19%, 18%, and 18% of the Company’s total product sales, excluding intra-product line eliminations, for the years ended December 31, 2013 2012 and 2011, respectively.

•
Interiors — The Company’s Interiors product line includes instrument panels, cockpit modules, door trim and floor consoles. Interiors accounted for approximately 17%, 20%, and 30%, of the Company’s total product sales, excluding intra-product line eliminations, for the years ended December 31, 2013, 2012 and 2011, respectively.

The accounting policies for the reportable segments are the same as those described in the Note 2 "Summary of Significant Accounting Policies” to the Company’s consolidated financial statements. Key financial measures reviewed by the Company’s chief operating decision makers are as follows.

Segment Sales

	Year Ended December 31
	2013	2012	2011
	(Dollars in Millions)
Climate	$4,871	$4,286	$4,053
Electronics	1,455	1,274	1,370
Interiors	1,261	1,388	2,282
Eliminations	(148)	(91)	(173)
Total consolidated sales	$7,439	$6,857	$7,532
Net sales to Hyundai Kia Automotive Group were $2.5 billion during the year ended December 31, 2013, $2.2 billion during the year ended December 31, 2012, and $2.5 billion during the year ended ended December 31, 2011. Net sales to Ford were $2.1 billion during the year ended December 31, 2013, $1.9 billion during the year ended December 31, 2012, and $2.0 billion during the year ended December 31, 2011.

Segment Adjusted EBITDA

The Company defines Adjusted EBITDA as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of asset impairments, gains or losses on divestitures, discontinued operations, net restructuring expenses and other reimbursable costs, non-cash stock-based compensation expense, certain employee charges and benefits, reorganization items and other non-operating gains and losses. Adjusted EBITDA is presented as a supplemental measure of the Company's financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company's operating activities across reporting periods. Not all companies use identical calculations and, accordingly, the Company's presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States (“U.S. GAAP”) and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. In addition, the Company uses Adjusted EBITDA (i) as a factor in incentive compensation decisions, (ii) to evaluate the effectiveness of the Company's business strategies and (iii) the Company's credit agreements use measures similar to Adjusted EBITDA to measure compliance with certain covenants.

Segment Adjusted EBITDA for the years ended December 31, 2013 and 2012 is summarized below.

	Year Ended December 31
	2013	2012	2011
	(Dollars in Millions)
Climate	$443	$370	$352
Electronics	137	126	148
Interiors	183	178	230
Total segment Adjusted EBITDA	763	674	730
Reconciling Item:
Corporate	(59)	(48)	(41)
Total consolidated Adjusted EBITDA	$704	$626	$689
During the first quarter of 2013, the Company changed its corporate cost allocation methodology for management reporting purposes. Accordingly, certain costs associated with the Company's corporate headquarters and other administrative support functions not allocated to the Company's operating segments and subject to the Company's previously announced corporate and administrative restructuring program have been separately reported for all periods presented as Corporate reconciling items.

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31
	2013	2012	2011
	(Dollars in Millions)
Total Adjusted EBITDA	$704	$626	$689
Interest expense, net	39	35	27
Provision for income taxes	107	121	127
Depreciation and amortization	262	258	295
Restructuring expense	39	79	24
Gain on Yanfeng transactions	(465)	—	—
Non-cash, stock-based compensation expense	17	25	39
Equity in gain of non-consolidated affiliate	(29)	(63)	—
Other	44	71	97
Net income attributable to Visteon	$690	$100	$80

Segment Operating Assets

	Inventories, net		Property and Equipment, net
	2013	2012	2013	2012
	(Dollars in Millions)
Climate	$324	$276	$1,046	$974
Electronics	106	67	163	119
Interiors	42	42	190	178
Total segment operating assets	472	385	1,399	1,271
Corporate	—	—	15	55
Total consolidated operating assets	$472	$385	$1,414	$1,326
Corporate includes property and equipment associated with the Company's corporate headquarters and other administrative support functions.

Segment Expenditures

	Depreciation and Amortization			Capital Expenditures
	Year Ended December 31			Year Ended December 31
	2013	2012	2011	2013	2012	2011
	(Dollars in Millions)			(Dollars in Millions)
Climate	$194	$180	$187	$187	$152	$168
Electronics	30	28	37	46	23	23
Interiors	29	31	40	35	34	41
Total segment	253	239	264	268	209	232
Corporate	9	19	31	1	9	8
Total consolidated	$262	$258	$295	$269	$218	$240
Corporate includes depreciation and amortization and capital expenditures attributable to the Company’s technical centers, corporate headquarters and other administrative and support functions.

Financial Information by Geographic Region

	Sales			Property and Equipment, net
	Year Ended December 31
	2013	2012	2011	2013	2012
	(Dollars in Millions)
United States	$1,403	$1,239	$1,104	$67	$113
Mexico	40	17	15	21	21
Canada	93	95	105	21	25
Intra-region eliminations	—	(12)	(6)	—	—
North America	1,536	1,339	1,218	109	159
Germany	125	147	199	23	24
France	490	548	713	73	83
Portugal	574	539	468	99	85
Spain	236	264	421	35	32
Czech Republic	425	227	246	46	38
Hungary	290	282	321	69	69
Slovakia	405	374	339	58	54
Other Europe	233	200	178	72	24
Intra-region eliminations	(337)	(190)	(114)	—	—
Europe	2,441	2,391	2,771	475	409
Korea	2,259	2,048	2,488	474	458
China	1,123	748	555	182	133
India	277	353	341	79	77
Japan	203	204	221	9	12
Thailand	347	339	225	30	28
Other Asia	9	12	19	—	—
Intra-region eliminations	(486)	(424)	(304)	—	—
Asia	3,732	3,280	3,545	774	708
South America	411	423	511	56	50
Inter-region eliminations	(681)	(576)	(513)	—	—
	$7,439	$6,857	$7,532	$1,414	$1,326

The decrease in sales in Korea of $588 million from 2011 to 2012 is due to the deconsolidation of Duckyang. Sales are attributable to geographic areas based on the location of the assets generating the sales.

NOTE 20. Condensed Consolidating Financial Information of Guarantor Subsidiaries

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

VISTEON CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net sales	$150	$1,141	$6,789	$(641)	$7,439
Cost of sales	295	908	6,193	(641)	6,755
Gross margin	(145)	233	596	—	684
Selling, general and administrative expenses	64	44	259	—	367
Equity in net income of non-consolidated affiliates	—	—	213	—	213
Restructuring expenses	6	—	33	—	39
Interest expense (income), net	35	(8)	12	—	39
Gain on Yanfeng transactions	—	—	465	—	465
Other expense, net	42	—	(7)	—	35
(Loss) income before income taxes and earnings of subsidiaries	(292)	197	977	—	882
Provision for income taxes	1	—	106	—	107
(Loss) income before earnings of subsidiaries	(293)	197	871	—	775
Equity in earnings of consolidated subsidiaries	983	699	—	(1,682)	—
Net income	690	896	871	(1,682)	775
Net income attributable to non-controlling interests	—	—	85	—	85
Net income attributable to Visteon Corporation	$690	$896	$786	$(1,682)	$690

	Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net sales	$247	$1,392	$6,229	$(1,011)	$6,857
Cost of sales	454	1,140	5,685	(1,011)	6,268
Gross margin	(207)	252	544	—	589
Selling, general and administrative expenses	99	61	209	—	369
Equity in net income of non-consolidated affiliates	—	—	226	—	226
Restructuring expenses	4	—	75	—	79
Interest expense (income), net	39	(3)	(1)	—	35
Other expense (income), net	33	—	8	—	41
(Loss) income before income taxes and earnings of subsidiaries	(382)	194	479	—	291
Provision for income taxes	—	—	121	—	121
(Loss) income before earnings of subsidiaries	(382)	194	358	—	170
Equity in earnings of consolidated subsidiaries	497	277	—	(774)	—
Income from continuing operations	115	471	358	(774)	170
(Loss) income from discontinued operations, net of tax	(15)	42	(30)	—	(3)
Net income	100	513	328	(774)	167
Net income attributable to non-controlling interests	—	—	67	—	67
Net income attributable to Visteon Corporation	$100	$513	$261	$(774)	$100

	Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net sales	$194	$1,497	$7,045	$(1,204)	$7,532
Cost of sales	391	1,200	6,527	(1,204)	6,914
Gross margin	(197)	297	518	—	618
Selling, general and administrative expenses	102	67	218	—	387
Equity in net income of non-consolidated affiliates	—	—	168	—	168
Restructuring expenses	—	—	24	—	24
Interest expense (income), net	38	(12)	1	—	27
Other expense (income), net	27	(6)	(10)	—	11
(Loss) income before income taxes and earnings of subsidiaries	(364)	248	453	—	337
Provision for income taxes	—	—	127	—	127
(Loss) income before earnings of subsidiaries	(364)	248	326	—	210
Equity in earnings of consolidated subsidiaries	490	172	—	(662)	—
Income from continuing operations	126	420	326	(662)	210
(Loss) income from discontinued operations, net of tax	(46)	57	(67)	—	(56)
Net income	80	477	259	(662)	154
Net income attributable to non-controlling interests	—	—	74	—	74
Net income attributable to Visteon Corporation	$80	$477	$185	$(662)	$80

VISTEON CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net income	$690	$896	$871	$(1,682)	$775
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(47)	(48)	(48)	96	(47)
Benefit plans, net of tax	132	32	(2)	(31)	131
Unrealized hedging (loss) gains and other, net of tax	(7)	(7)	(10)	14	(10)
Other comprehensive income (loss), net of tax	78	(23)	(60)	79	74
Comprehensive income	768	873	811	(1,603)	849
Comprehensive income attributable to non-controlling interests	—	—	81	—	81
Comprehensive income attributable to Visteon Corporation	$768	$873	$730	$(1,603)	$768

	Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net income	$100	$513	$328	$(774)	$167
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	52	53	76	(108)	73
Benefit plans, net of tax	(133)	(126)	(118)	243	(134)
Unrealized hedging (losses) gains and other, net of tax	16	16	22	(32)	22
Other comprehensive (loss) income, net of tax	(65)	(57)	(20)	103	(39)
Comprehensive income	35	456	308	(671)	128
Comprehensive income attributable to non-controlling interests	—	—	93	—	93
Comprehensive income attributable to Visteon Corporation	$35	$456	$215	$(671)	$35

	Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net income	$80	$477	$259	$(662)	$154
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(42)	(47)	(67)	103	(53)
Benefit plans, net of tax	(26)	(3)	(5)	8	(26)
Unrealized hedging (losses) gains and other, net of tax	(7)	(8)	(10)	16	(9)
Other comprehensive (loss) income, net of tax	(75)	(58)	(82)	127	(88)
Comprehensive income	5	419	177	(535)	66
Comprehensive income attributable to non-controlling interests	—	—	61	—	61
Comprehensive income attributable to Visteon Corporation	$5	$419	$116	$(535)	$5

VISTEON CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Cash and equivalents	$1,115	$12	$550	$—	$1,677
Accounts receivable, net	363	566	1,298	(1,000)	1,227
Inventories, net	13	21	438	—	472
Other current assets	30	41	306	—	377
Total current assets	1,521	640	2,592	(1,000)	3,753

Property and equipment, net	12	20	1,382	—	1,414
Investment in affiliates	1,312	1,185	—	(2,497)	—
Equity in net assets of non-consolidated affiliates	—	—	228	—	228
Intangible assets, net	—	15	432	—	447
Other non-current assets	46	1,389	138	(1,388)	185
Total assets	$2,891	$3,249	$4,772	$(4,885)	$6,027

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$144	$47	$311	$(396)	$106
Accounts payable	145	195	1,496	(604)	1,232
Other current liabilities	102	16	346	—	464
Total current liabilities	391	258	2,153	(1,000)	1,802

Long-term debt	404	46	1,562	(1,388)	624
Employee benefits	142	2	296	—	440
Other non-current liabilities	34	3	251	—	288

Stockholders’ equity:
Total Visteon Corporation stockholders’ equity	1,920	2,940	(443)	(2,497)	1,920
Non-controlling interests	—	—	953	—	953
Total equity	1,920	2,940	510	(2,497)	2,873
Total liabilities and equity	$2,891	$3,249	$4,772	$(4,885)	$6,027

	December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Cash and equivalents	$191	$54	$580	$—	$825
Accounts receivable, net	279	676	1,138	(931)	1,162
Inventories, net	15	23	347	—	385
Other current assets	24	32	235	—	291
Total current assets	509	785	2,300	(931)	2,663

Property and equipment, net	20	62	1,244	—	1,326
Investment in affiliates	2,024	1,587	—	(3,611)	—
Equity in net assets of non-consolidated affiliates	—	—	756	—	756
Intangible assets, net	86	45	201	—	332
Other non-current assets	14	—	70	(5)	79
Total assets	$2,653	$2,479	$4,571	$(4,547)	$5,156

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$266	$24	$225	$(419)	$96
Accounts payable	172	159	1,204	(508)	1,027
Other current liabilities	76	27	326	—	429
Total current liabilities	514	210	1,755	(927)	1,552

Long-term debt	450	—	29	(6)	473
Employee benefits	258	34	279	—	571
Other non-current liabilities	46	7	366	—	419

Stockholders’ equity:
Total Visteon Corporation stockholders’ equity	1,385	2,228	1,386	(3,614)	1,385
Non-controlling interests	—	—	756	—	756
Total equity	1,385	2,228	2,142	(3,614)	2,141
Total liabilities and equity	$2,653	$2,479	$4,571	$(4,547)	$5,156

VISTEON CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net cash (used by) provided from operating activities	$(242)	$1,244	$(382)	$(308)	$312
Investing activities
Capital expenditures	(1)	(6)	(262)	—	(269)
Dividends received from consolidated affiliates	1,464	437	—	(1,901)	—
Cash acquired in consolidation of YFVE	—	—	38	—	38
Proceeds from asset sales and business divestitures	—	—	977	—	977
Payments to acquire interest in joint venture	—	—	(48)	—	(48)
Net cash provided from investing activities	1,463	431	705	(1,901)	698
Financing activities
Short-term debt, net	—	—	(20)	—	(20)
Proceeds from issuance of debt, net of issuance costs	—	—	204	—	204
Principal payments on debt	—	—	(6)	—	(6)
Repurchase of long-term notes	(52)	—	—	—	(52)
Repurchase of common stock	(250)	—	—	—	(250)
Dividends paid to consolidated affiliates	—	(1,718)	(491)	2,209	—
Dividends paid to non-controlling interests	—	—	(22)	—	(22)
Other	5	—	—	—	5
Net cash used by financing activities	(297)	(1,718)	(335)	2,209	(141)
Effect of exchange rate changes on cash and equivalents	—	1	(18)	—	(17)
Net increase (decrease) in cash and equivalents	924	(42)	(30)	—	852
Cash and equivalents at beginning of period	191	54	580	—	825
Cash and equivalents at end of period	$1,115	$12	$550	$—	$1,677

	Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net cash (used by) provided from operating activities	$(143)	$121	$261	$—	$239
Investing activities
Capital expenditures	(5)	(11)	(213)	—	(229)
Dividends received from consolidated affiliates	233	108	—	(341)	—
Proceeds from divestitures and asset sales	93	11	87	—	191
Other	—	—	(2)	—	(2)
Net cash provided from (used by) investing activities	321	108	(128)	(341)	(40)
Financing activities
Short term debt, net	—	—	5	—	5
Proceeds from issuance of debt, net of issuance costs	—	—	831	—	831
Principal payments on debt	(1)	—	(823)	—	(824)
Repurchase of long-term notes	(52)	—	—	—	(52)
Repurchase of common stock	(50)	—	—	—	(50)
Dividends paid to consolidated affiliates	—	(232)	(109)	341	—
Dividends paid to non-controlling interests	—	—	(27)	—	(27)
Other	2	—	—	—	2
Net cash (used by) provided from financing activities	(101)	(232)	(123)	341	(115)
Effect of exchange rate changes on cash and equivalents	—	2	16	—	18
Net increase (decrease) in cash and equivalents	77	(1)	26	—	102
Cash and equivalents at beginning of period	114	55	554	—	723
Cash and equivalents at end of period	$191	$54	$580	$—	$825

	Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net cash (used by) provided from operating activities	$(163)	$(75)	$413	$—	$175
Investing activities
Capital expenditures	(4)	(12)	(242)	—	(258)
Proceeds from divestitures and asset sales	—	—	14	—	14
Dividends received from consolidated affiliates	109	173	—	(282)	—
Cash associated with deconsolidations	—	—	(52)	—	(52)
Payments to acquire interest in joint ventures	—	—	(29)	—	(29)
Other	—	—	(6)	—	(6)
Net cash provided from (used by) investing activities	105	161	(315)	(282)	(331)
Financing activities
Cash restriction, net	58	—	(7)	—	51
Short term debt, net	—	—	17	—	17
Proceeds from issuance of debt, net of issuance costs	492	—	11	—	503
Rights offering fees	(33)	—	—	—	(33)
Principal payments on debt	(501)	—	(12)	—	(513)
Dividends paid to consolidated affiliates	—	(109)	(173)	282	—
Dividends paid to non-controlling interests	—	—	(31)	—	(31)
Other	3	—	—	—	3
Net cash provided from (used by) financing activities	19	(109)	(195)	282	(3)
Effect of exchange rate changes on cash and equivalents	—	(3)	(20)	—	(23)
Net (decrease) increase in cash and equivalents	(39)	(26)	(117)	—	(182)
Cash and equivalents at beginning of period	153	81	671	—	905
Cash and equivalents at end of period	$114	$55	$554	$—	$723

NOTE 21. Summary Quarterly Financial Data (Unaudited)

The following table presents summary quarterly financial data for continuing operations.

	2013				2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Millions, Except Per Share Amounts)
Net sales	$1,856	$1,892	$1,733	$1,958	$1,717	$1,693	$1,624	$1,823
Gross margin	154	185	143	202	134	128	129	198
Income before income taxes	66	125	80	611	13	127	72	79
Income (loss) from continuing operations	84	86	60	545	(14)	85	39	60
Net income (loss)	84	86	60	545	(11)	84	34	60
Net income (loss) attributable to Visteon Corporation	$69	$65	$43	$513	$(29)	$75	$15	$39

Per Share Data:
Basic earnings (loss) per share attributable to Visteon Corporation	$1.34	$1.30	$0.87	$10.56	$(0.56)	$1.41	$0.28	$0.74
Diluted earnings (loss) per share attributable to Visteon Corporation	$1.33	$1.29	$0.85	$10.32	$(0.56)	$1.40	$0.28	$0.74

Income before income taxes, income (loss) from continuing operations, and net income (loss) attributable to Visteon Corporation for the quarter ended December 31, 2013 included a total gain of $465 million, including a gain of $413 million from the sale of its 50% equity interest in Yanfeng and a gain of $52 million from the remeasurement of Visteon's previous 40% equity interest in YFVE to fair value in connection with a step acquisition that resulted in a 51% controlling ownership interest in YFVE. Additionally, during the fourth quarter of 2013, Visteon recorded equity earnings of $27 million, representing its 50% share of a $54 million non-cash gain at Yanfeng. The gain resulted from the deconsolidation of YFVE at Yanfeng pursuant to Visteon's November 2013 step acquisition.

Net income (loss) attributable to Visteon Corporation for the quarter ended March 31, 2012 included $41 million of restructuring expenses, in which $36 million was recorded in connection with the previously announced closure of the Company's Cadiz Electronics operation in El Puerto de Santa Maria, Spain. Net income (loss) attributable to Visteon Corporation for the quarter ended June 30, 2012 included $63 million representing Visteon's equity interest in a non-cash gain recorded by Yanfeng, a 50% owned non-consolidated affiliate of the Company. Net income (loss) attributable to Visteon Corporation for the quarter ended December 31, 2012 included $35 million of restructuring expenses, including $30 million of employee severance and termination benefits attributable to the Company's Interiors operations in Europe and $4 million of employee severance and termination benefits attributable to realignment of corporate and administrative functions to product group operations.

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

During November 2013, Visteon Corporation acquired an additional 11% ownership interest in Yanfeng Visteon Automotive Electronics Co., Ltd. (“YFVE”) resulting in a 51% controlling equity interest. Accordingly, management excluded YFVE from its assessment of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2013. YFVE represented approximately 8% of the Company's assets as of December 31, 2013 and less than 1% of net sales for the year ended December 31, 2013.

As of December 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures, excluding YFVE. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is presented in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K along with the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the effectiveness of internal control over financial reporting as of December 31, 2013. Except in connection with the YFVE consolidation in the fourth quarter of 2013, there were no changes in the Company's internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is integrating YFVE into the Company's operations, compliance programs and internal control processes. Specifically, as permitted by SEC rules and regulations, the Company has excluded YFVE from management's evaluation of internal controls over financial reporting as of December 31, 2013.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as set forth herein, the information required by Item 10 regarding its directors is incorporated by reference from the information under the captions “Item 1. Election of Directors,” “Corporate Governance - Board Committees,” "2014 Stockholder Proposals and Nominations" and “Section 16(a) Beneficial Ownership Reporting Compliance” in its 2014 Proxy Statement. The information required by Item 10 regarding its executive officers appears as Item 4A under Part I of this Annual Report on Form 10-K.

The Company has adopted a code of ethics, as such phrase is defined in Item 406 of Regulation S-K, that applies to all directors, officers and employees of the Company and its subsidiaries, including the Chief Executive Officer, the Executive Vice President and Chief Financial Officer and the Senior Vice President and Chief Accounting Officer. The code, entitled “Ethics and Integrity Policy,” is available on the Company's website at www.visteon.com.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the captions “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” in its 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth herein, the information required by Item 12 is incorporated by reference from the information under the caption “Stock Ownership” in its 2014 Proxy Statement.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2013 relating to its equity compensation plans pursuant to which grants of stock options, stock appreciation rights, stock rights, restricted stock, restricted stock units and other rights to acquire shares of its common stock may be made from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a)) (c)(2)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders (3)	1,438,309	$68.82	2,702,859
Total	1,438,309	$68.82	2,702,859

(1)
Comprised of stock options, stock appreciation rights, which may be settled in stock or cash at the election of the Company, and outstanding restricted stock and performance stock units, which may be settled in stock or cash at the election of the Company without further payment by the holder, granted pursuant to the Visteon Corporation 2010 Incentive Plan. Excludes 18,914 unvested shares of restricted common stock issued pursuant to the Visteon Corporation 2010 Incentive Plan. The weighted-average exercise price of outstanding options, warrants and rights does not take into account restricted stock or performance stock units that will be settled without any further payment by the holder.

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

(3)	The Visteon Corporation 2010 Incentive Plan was approved as part the Company's plan of reorganization, which is deemed to be approved by security holders for all other purposes.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information under the captions “Corporate Governance - Director Independence” and “Transactions with Related Persons” in its 2014 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information under the captions “Audit Fees” and “Audit Committee Pre-Approval Process and Policies” in its 2014 Proxy Statement.

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

3. Exhibits

The exhibits listed on the "Exhibit Index" on pages 121-124 hereof are filed with this report or incorporated by reference as set forth therein.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	(Benefits)/ Charges to Income	Deductions(a)	Other(b)	Balance at End of Period
	(Dollars in Millions)
Year Ended December 31, 2013:
Allowance for doubtful accounts	$7	$—	$—	$—	$7
Valuation allowance for deferred taxes	1,695	86	—	(71)	1,710
Year Ended December 31, 2012:
Allowance for doubtful accounts	$8	$3	$(4)	$—	$7
Valuation allowance for deferred taxes	1,657	(1)	—	39	1,695
Year Ended December 31, 2011:
Allowance for doubtful accounts	$—	$8	$—	$—	$8
Valuation allowance for deferred taxes	1,463	190	—	4	1,657
____________

(a)	Deductions represent uncollectible accounts charged off.

(b)	Valuation allowance for deferred taxes

Represents adjustments recorded through other comprehensive income, exchange and valuation allowance charges allocated to discontinued operations. In 2013, other also includes the utilization of U.S. tax attributes carrying a full valuation allowance related to the intra-entity sale of the climate business of $17 million, and the impact of converting U.S. foreign tax credits set to expire in 2013 to net operating loss deduction of $22 million.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Michael J. Widgren
Michael J. Widgren
Senior Vice President, Corporate Controller and Chief Accounting Officer

Date: February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 28, 2014, by the following persons on behalf of Visteon Corporation and in the capacities indicated.

	Signature	Title
	/s/ TIMOTHY D. LEULIETTE	Director, President and Chief Executive Officer
	Timothy D. Leuliette	(Principal Executive Officer)

	/s/ JEFFREY M. STAFEIL	Executive Vice President and Chief Financial Officer
	Jeffrey M. Stafeil	(Principal Financial Officer)

	/s/ MICHAEL J. WIDGREN	Senior Vice President, Corporate Controller and Chief
	Michael J. Widgren	Accounting Officer (Principal Accounting Officer)

	/s/ DUNCAN H. COCROFT*	Director
Duncan H. Cocroft

	/s/ JEFFREY D. JONES*	Director
Jeffrey D. Jones

	/s/ ROBERT MANZO*	Director
Robert Manzo

	/s/ FRANCIS M. SCRICCO*	Director
Francis M. Scricco

	/s/ DAVID L. TREADWELL*	Director
David L. Treadwell

	/s/ HARRY J. WILSON*	Director
Harry J. Wilson

	/s/ KAM-HO GEORGE YUEN*	Director
Kam-Ho George Yuen

*By:	/s/ PETER M. ZIPARO
Peter M. Ziparo
Attorney-in-Fact

Exhibit Index

Exhibit No.	Description
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

4.5
Indenture, dated as of December 20, 2011, by and between Visteon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 of Visteon Corporation filed on December 20, 2011 (File No. 333-178639)).

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

10.3
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

10.3.1
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

10.3.2
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

10.3.3
Sixth Amendment to Revolving Loan Credit Agreement, dated as of January 28, 2013, by and among Visteon Corporation, certain of its domestic subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and the lenders and L/C issuers party thereto.

10.4	Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Visteon Corporation filed on September 30, 2010 (File No. 333-169695)).*

Exhibit No.	Description
10.4.1
Form of Terms and Conditions of Initial Restricted Stock Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of Visteon Corporation filed on September 30, 2010 (File No. 333-169695)).*

10.4.2
Form of Terms and Conditions of Initial Restricted Stock Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 of Visteon Corporation filed on September 30, 2010 (File No. 333-169695)).*

10.4.3
Form of Terms and Conditions of Nonqualified Stock Options under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.10.3 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2010).*

10.4.4
Form of Terms and Conditions of Stock Appreciation Rights under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.10.4 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2010).*

10.4.5
Form of Terms and Conditions of Restricted Stock Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.10.5 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2010).*

10.4.6
Form of Terms and Conditions of Restricted Stock Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.10.6 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2010).*

10.4.7
Form of Terms and Conditions of Performance Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2010).*

10.4.8
Form of Terms and Conditions of Performance Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on March 5, 2012).*

10.4.9
Restricted Stock Unit Grant Agreement for Timothy D. Leuliette under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.4.10
Performance Stock Unit Grant Agreement for Timothy D. Leuliette under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.4.11
Amendment, dated as of September 13, 2012, to the Terms and Conditions of Restricted Stock Grants under the Visteon Corporation 2010 Incentive Plan and the Terms and Conditions of Restricted Stock Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon Corporation filed on September 18, 2012).*

10.4.12	Form of executive Performance Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*
10.4.13	Form of executive Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*
10.4.14
Restricted Stock Unit Grant Agreement, dated October 18, 2012, between Visteon Corporation and Francis M. Scricco, Chairman (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on November 1, 2012).*

10.5
Visteon Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Visteon Corporation filed on October 22, 2010 (File No. 333-107104)).*

10.6
Visteon Corporation 2010 Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on November 3, 2011 (File No. 001-15827)).*

10.6.1
Amendment, dated as of September 13, 2012, to the Visteon Corporation 2010 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on September 18, 2012).*

10.7	Visteon Corporation 2011 Savings Parity Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on November 3, 2011 (File No. 001-15827)).*

Exhibit No.	Description
10.7.1
Amendment, dated as of September 13, 2012, to the Visteon Corporation 2011 Savings Parity Plan, as amended through September 13, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on September 18, 2012).*

10.8
2010 Visteon Executive Severance Plan, as amended and restated as of October 18, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*

10.9
Visteon Corporation Non-Employee Director Stock Unit Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 of Visteon Corporation filed on December 22, 2010 (File No. 333-170104)).*

10.1
Employment Agreement, dated as of December 12, 2011, between Visteon Engineering Services Ltd. and Robert C. Pallash (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on May 2, 2012).*

10.11
P.R. China Employment Agreement, dated as of December 12, 2011, between Visteon Asia Pacific, Inc. and Robert C. Pallash (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on May 2, 2012).*

10.12
Employment Agreement by and between Timothy D. Leuliette and Visteon Corporation, dated as of September 30, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.13
Change in Control Agreement by and between Timothy D. Leuliette and Visteon Corporation, dated as of September 30, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.14
Form of Change in Control Agreement between Visteon Corporation and executive officers of Visteon Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*

10.14.1
Schedule identifying substantially identical agreements to Officer Change in Control Agreement constituting Exhibit 10.14 hereto entered into by Visteon Corporation with Messrs. Sharnas, Stafeil, Thall and Widgren.*

10.15
Master Share Purchase Agreement, dated as of January 11, 2013, by and among Visteon Corporation, certain subsidiaries of Visteon Corporation, and Halla Climate Control Corporation (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2012).

10.16
Master Agreement, dated as of August 12, 2013, by and among VIHI, LLC, Huayu Automotive Systems Company Limited, Yanfeng Visteon Automotive Trim Systems Co., Ltd. and Yanfeng Visteon Automotive Electronics Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on August 16, 2013).

10.17
Side Agreement, dated as of August 12, 2013, by and among VIHI, LLC, Huayu Automotive Systems Company Limited, Yanfeng Visteon Automotive Trim Systems Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on August 16, 2013).

10.18
Purchase Agreement, dated as of January 12, 2014, by and between Johnson Controls, Inc. and Visteon Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on January 15, 2014).

12.1	Statement re: Computation of Ratios.
14.1	Visteon Corporation - Ethics and Integrity Policy (code of business conduct and ethics) (incorporated by reference to Exhibit 14.1 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008).
21.1	Subsidiaries of Visteon Corporation.
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated February 25, 2014.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated February 25, 2014.
32.1	Section 1350 Certification of Chief Executive Officer dated February 25, 2014.
32.2	Section 1350 Certification of Chief Financial Officer dated February 25, 2014.
101.INS	XBRL Instance Document.**

Exhibit No.	Description
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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