Form 10-Q
period 2014-03-31
VISTEON CORP
filed 2014-05-08
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014,
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
Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company  __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of April 30, 2014, the registrant had outstanding 48,419,579 shares of common stock.
Exhibit index located on page number 46.

Part I
Financial Information

Item 1.	Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31
	2014	2013
Sales	$1,982	$1,856
Cost of sales	1,787	1,702
Gross margin	195	154
Selling, general and administrative expenses	94	86
Interest expense	10	13
Interest income	2	3
Equity in net income of non-consolidated affiliates	2	44
Other expenses	12	36
Income before income taxes	83	66
Provision for (benefit from) income taxes	35	(18)
Net income	48	84
Net income attributable to non-controlling interests	29	15
Net income attributable to Visteon Corporation	$19	$69

Earnings per share
Basic earnings per share attributable to Visteon Corporation	$0.39	$1.34
Diluted earnings per share attributable to Visteon Corporation	$0.38	$1.33

Comprehensive income:
Comprehensive income	$27	$40
Comprehensive income attributable to Visteon Corporation	$7	$41

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)
(Unaudited)

	March 31	December 31
	2014	2013
ASSETS
Cash and equivalents	$1,728	$1,677
Restricted cash	25	25
Accounts receivable, net	1,315	1,227
Inventories, net	489	472
Other current assets	360	352
Total current assets	3,917	3,753

Property and equipment, net	1,404	1,414
Intangible assets, net	427	447
Investments in non-consolidated affiliates	189	228
Other non-current assets	183	185
Total assets	$6,120	$6,027

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$511	$106
Accounts payable	1,333	1,207
Accrued employee liabilities	175	202
Other current liabilities	324	287
Total current liabilities	2,343	1,802

Long-term debt	212	624
Employee benefits	437	440
Deferred tax liabilities	138	137
Other non-current liabilities	147	151

Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding at March 31, 2014 and December 31, 2013)	—	—
Common stock (par value $0.01, 250 million shares authorized, 54 million shares issued, 48 million shares outstanding at March 31, 2014 and December 31, 2013)	1	1
Stock warrants	6	6
Additional paid-in capital	1,294	1,291
Retained earnings	975	956
Accumulated other comprehensive loss	(24)	(12)
Treasury stock	(321)	(322)
Total Visteon Corporation stockholders’ equity	1,931	1,920
Non-controlling interests	912	953
Total equity	2,843	2,873
Total liabilities and equity	$6,120	$6,027

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended March 31
	2014	2013
Operating Activities
Net income	$48	$84
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	66	67
Equity in net income of non-consolidated affiliates, net of dividends remitted	(2)	(41)
Stock-based compensation	3	6
Changes in assets and liabilities:
Accounts receivable	(90)	(42)
Inventories	(18)	(51)
Accounts payable	131	190
Accrued income taxes	2	(57)
Other assets and other liabilities	(44)	(34)
Net cash provided from operating activities	96	122

Investing Activities
Capital expenditures	(52)	(63)
Proceeds from asset sales and business divestitures	35	17
Other	(3)	—
Net cash used by investing activities	(20)	(46)

Financing Activities
Short-term debt, net	(4)	12
Proceeds from issuance of debt, net of issuance costs	—	204
Repurchase of common stock	—	(125)
Dividends paid to non-controlling interests	(16)	—
Other	—	(1)
Net cash (used by) provided from financing activities	(20)	90
Effect of exchange rate changes on cash and equivalents	(5)	(11)
Net increase in cash and equivalents	51	155
Cash and equivalents at beginning of period	1,677	825
Cash and equivalents at end of period	$1,728	$980

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

Description of Business: Visteon Corporation (the “Company” or “Visteon”) is a global supplier of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”). Headquartered in Van Buren Township, Michigan, Visteon has a workforce of approximately 24,000 employees and a network of manufacturing operations, technical centers and joint ventures in every major geographic region of the world with its operations organized by global product lines including Climate, Electronics and Interiors.

Interim Financial Statements: The unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments, except as otherwise disclosed) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows of the Company for the interim periods presented. Interim results are not necessarily indicative of full-year results.

Use of Estimates: The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect amounts reported herein. Management believes that such estimates, judgments and assumptions are reasonable and appropriate. However, due to the inherent uncertainty involved, actual results may differ from those provided in the Company's consolidated financial statements.

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

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $10 million of collateral for the Letter of Credit Facility with US Bank National Association, and $15 million related to cash collateral for other corporate purposes at March 31, 2014.

Recent Accounting Pronouncements: In April 2014, the Financial Accounting Standards Board issued ASU No. 2014-8,
"Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". This ASU changes the requirements for reporting discontinued operations to disposals of components of an entity that represent strategic shifts that have a major effect on an entity’s operations and financial results. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not qualify for discontinued operations reporting. The guidance is effective for interim and annual periods beginning after December 15, 2014, and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of adoption on our consolidated financial statements.

NOTE 2. Yanfeng Transactions

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
On December 17, 2013, Visteon completed the sale of its 50% ownership interest in Yanfeng for cash proceeds of $928 million (before applicable taxes). On November 7, 2013, Visteon made a cash payment of $58 million to subscribe to an additional 11% ownership interest in YFVE, increasing Visteon's direct ownership interest in YFVE from a non-controlling 40% direct ownership interest to a controlling 51% direct ownership interest. From that date, the financial position, results of operations and cash flows of YFVE have been consolidated into the Company's financial statements as part of the Electronics business unit.

During the three months ended March 31, 2014 and in accordance with the Master Agreement, YFVE completed the sale of its ownership interests in certain joint ventures during the first quarter of 2014 to Yanfeng Visteon Electronics (China) Investment Co., Ltd. ("YFVIC") for cash proceeds of $33 million. No gains or losses were recorded on these transactions by YFVE due to the Company's 50% ownership interest in YFVIC. Differences between carrying value and proceeds on these investments, if any, have been deferred as a basis adjustment to the Company's investment in YFVIC.

NOTE 3. Non-Consolidated Affiliates

The Company recorded equity in the net income of non-consolidated affiliates of $2 million and $44 million for the three-month periods ended March 31, 2014 and 2013, respectively. Investments in non-consolidated affiliates were $189 million and $228 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, non-consolidated affiliates accounted for under the equity method totaled $150 million and non-consolidated affiliates accounted for under the cost method totaled $39 million. Effective December 17, 2013 and in accordance with the Master Agreement, the Company, among other things, completed the sale of its 50% ownership interest in Yanfeng and changed from the equity method to the cost method of accounting for certain Yanfeng related Interiors joint ventures, including Yanfeng Visteon Jinqiao Automotive Trim Systems Co., Ltd.

The Company monitors its investments in the net assets of non-consolidated affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and fair value. In April 2014, the Company completed the sale of its 50% ownership interest in Duckyang Industry Co., Ltd. ("Duckyang"), a Korean automotive interiors supplier. In connection with the transaction, the Company received total cash of approximately $31 million, including $6 million of dividends. The Company expects to record a pre-tax gain of approximately $2 million on this transaction.

NOTE 4. Other Expenses

Other expenses consist of the following:

	Three Months Ended March 31
	2014	2013
	(Dollars in Millions)
Transformation costs	$10	$16
Restructuring expenses	2	20
	$12	$36

Transformation Activities

Business transformation costs of $10 million and $16 million were incurred during the three-month periods ended March 31, 2014 and 2013, respectively, related to financial and advisory services associated with continued execution of the Company's comprehensive value creation plan, including the following activities:

•
Climate consolidation - During the first quarter of 2013, Visteon completed the sale of certain subsidiaries and intellectual property of its global climate business to Halla Climate Control Corporation, a majority-owned subsidiary of the Company, for approximately $410 million. With effect from February 1, 2013, this combined climate business has been operating under the name of Halla Visteon Climate Control Corporation ("HVCC"). HVCC is headquartered in South Korea.

•
Electronics optimization - On January 13, 2014, Visteon reached an agreement to acquire the automotive electronics business of Johnson Controls for cash of $265 million. The acquisition is subject to certain regulatory and other consents and approvals and is expected to be completed in the second quarter of 2014. During the fourth quarter of 2013, the Company made a cash payment of $58 million to subscribe to an additional 11% ownership interest in YFVE, resulting in a controlling 51% direct ownership interest. Additionally, the Company invested $48 million during the fourth quarter of 2013, in a non-consolidated electronics holding company owned 50% by Visteon and 50% by Yanfeng.

•
Interiors strategy - On May 1, 2014, the Company reached an agreement for the sale of substantially all of its global Interiors operations for de minimis proceeds. The Company anticipates recording a pre-tax loss on the transaction, which is currently estimated to be in the range of $250 million to $300 million. The closing of the Interiors sale transaction, which is expected to occur by December 31, 2014, is subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions. In connection with the transaction, Visteon has agreed to contribute up to $95 million to the business and has agreed to support the establishment of external credit facilities for the business and, if $90 million of external credit facilities are not available to the business by the closing date, to provide a seller-backed revolving credit facility in the amount of any shortfall to support the liquidity of the business. Draws under any such seller-backed facility will only be available if certain of the external credit facilities are fully drawn, and any draws on the seller-backed facility generally must be repaid prior to the repayment of the external credit facilities. The seller-backed facility will have a maturity of three years and, if drawn, will be repaid once additional committed facilities are in place after the transaction closes.

In connection with the preparation of the March 31, 2014, financial statements, the Company determined that an indicator of impairment existed in relation to the net assets of its Interiors business, which approximated $220 million as of March 31, 2014. Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing to run and operate the Interiors business and estimated cash flows associated with the potential sale of the Interiors business. As a result of the analysis, the Company concluded that the assets were not recoverable. However, no impairment was recorded as of March 31, 2014, as the fair value of the underlying assets were determined to be in excess of the respective carrying value. As of March 31, 2014, the Company did not meet the specific criteria necessary for the Interiors assets to be considered held for sale.

In April 2014, Visteon completed the sale of its 50% ownership stake in Duckyang, a Korean automotive interiors joint venture for total cash of $31 million. On December 17, 2013, Visteon completed the sale of its 50% ownership interest in Yanfeng, a significant interiors equity investee, for cash proceeds of $928 million (before applicable taxes).

The Company's goal is to complete the disposal of its remaining Interiors business during 2014. Due to certain liabilities and capital requirements of the remaining business, Visteon may be required to contribute cash to such business in connection with any disposition and such amounts could be material.

Restructuring Activities

The Company previously announced a $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. In connection with that program, the Company announced plans to restructure three European Interiors facilities, to consolidate its Climate operations and to realign its corporate and administrative functions directly to their corresponding operational beneficiary. Through March 31, 2014, the Company recorded approximately $78 million of restructuring expenses under this program. The Company expects to record additional costs related to this program in future periods as underlying plans are finalized.

During the first quarter of 2013, the Company recorded $20 million of restructuring expenses, primarily related to severance and termination benefits associated with approximately 140 employees, including $14 million in connection with the reorganization of the Company's Climate operations in France and $6 million related to the transformation of its corporate and administrative functions. The Company recorded $2 million of additional restructuring expenses associated with these programs during the first quarter of 2014, which remain accrued as of March 31, 2014. The following is a summary of the Company’s restructuring reserves and related activity for the three months ended March 31, 2014:

	Interiors	Climate	Electronics	Corporate	Total
	(Dollars in Millions)
Balance at December 31, 2013	$25	$1	$—	$3	$29
Expenses	—	1	—	1	2
Utilization	(6)	(1)	—	(3)	(10)
Balance at March 31, 2014	$19	$1	$—	$1	$21

Restructuring reserve balances of $21 million and $29 million at March 31, 2014 and December 31, 2013, respectively, are classified as Other current liabilities on the consolidated balance sheets. The restructuring reserve balance of $19 million related to the Company's Interiors business at March 31, 2014 is associated with employee severance and termination benefits in connection with three facilities in Europe and one facility in South America. The Company anticipates that the activities associated with these reserves will be substantially completed by the end of 2014.

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

NOTE 5. Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of inventories is provided below:

	March 31	December 31
	2014	2013
	(Dollars in Millions)
Raw materials	$220	$204
Work-in-process	200	191
Finished products	97	104
Valuation reserves	(28)	(27)
	$489	$472

NOTE 6. Property and Equipment

Property and equipment, net consists of the following:

	March 31	December 31
	2014	2013
	(Dollars in Millions)
Land	$161	$162
Buildings and improvements	303	301
Machinery, equipment and other	1,353	1,309
Construction in progress	137	145
Total property and equipment	1,954	1,917
Accumulated depreciation	(620)	(580)
	1,334	1,337
Product tooling, net of amortization	70	77
Property and equipment, net	$1,404	$1,414

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

	Three Months Ended March 31
	2014	2013
	(Dollars in Millions)
Depreciation	$50	$53
Amortization	3	3
	$53	$56

NOTE 7. Intangible Assets

Intangible assets, net are summarized as follows:

	Estimated Weighted Average Useful Life (years)	March 31, 2014			December 31, 2013
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(Dollars in Millions)
Definite-Lived
Developed technology	8	$216	$93	$123	$219	$88	$131
Customer related	10	212	51	161	214	45	169
Other	39	30	9	21	32	9	23
Subtotal		458	153	305	465	142	323
Indefinite-Lived
Goodwill		96	—	96	97	—	97
Trade names		26	—	26	27	—	27
Subtotal		122	$—	122	124	—	124
Total		$580	$153	$427	$589	$142	$447

Changes in intangible asset gross carrying values and accumulated amortization are summarized in the table below:

	Gross Carrying Value	Accumulated Amortization
	(Dollars in Millions)
Balance at December 31, 2013	$589	$142
Amortization expense	—	13
Foreign currency and other	(9)	(2)
Balance at March 31, 2014	$580	$153

The Company recorded approximately $13 million and $11 million of amortization expense related to definite-lived intangible assets for the three-month periods ended March 31, 2014 and 2013, respectively. The Company currently estimates annual amortization expense to be $50 million for 2014, $49 million for 2015, $49 million for 2016, $47 million for 2017 and $42 million for 2018. Indefinite-lived intangible assets, including goodwill and trade names are not amortized but are tested for impairment at least annually. No impairment was identified during the periods presented. Goodwill is summarized by product group in the table below.

	Climate	Electronics	Total
	(Dollars in Millions)
Balance at December 31, 2013	$46	$51	$97
Foreign currency and other	—	(1)	(1)
Balance at March 31, 2014	$46	$50	$96

NOTE 8. Debt

The Company’s short and long-term debt consists of the following:

	March 31 2014	December 31 2013
	(Dollars in Millions)
Short-term debt
Current portion of 6.75% Senior notes	$397	$—
Current portion of other long-term debt	14	2
Short-term borrowings	100	104
Total short-term debt	$511	$106

Long-term debt
6.75% Senior notes due April 15, 2019	$—	$396
HVCC USD term loan due May 30, 2016	100	100
HVCC KRW term loan due May 30, 2016	93	95
Other	19	33
Total long-term debt	$212	$624

Short-term debt

Short-term borrowings are primarily related to the Company's non-U.S. operations and are payable in various currencies. As of March 31, 2014, the Company had international affiliate short-term borrowings of $100 million, approximately $67 million of which is related to HVCC. As of December 31, 2013, the Company had international affiliate short-term borrowings of $104 million, approximately $68 million of which is related to HVCC. These borrowings are payable in both U.S. dollar and non-U.S. currencies including, but not limited to, the Euro, Korean Won, Turkish Lira, Russian Ruble and Chinese Yuan.

Short-term borrowings include an arrangement, through a subsidiary in France, to sell accounts receivable with recourse on an uncommitted basis. The amount of financing available is dependent on the amount of receivables less customary reserves. The Company pays a 25 basis points servicing fee on all receivables sold, as well as a financing fee of three-month Euribor plus 95 basis points on the advanced portion. At March 31, 2014, there were $32 million outstanding borrowings under the facility with $50 million of receivables pledged as security, which were recorded as Other current assets on the consolidated balance sheet. At December 31, 2013, there were $31 million outstanding borrowings under the facility with $52 million of receivables pledged as security.

Available borrowings on outstanding affiliate credit facilities as of March 31, 2014 is approximately $296 million and certain of these facilities have pledged receivables, inventory or equipment as security.

6.75% Senior Notes Due April 15, 2019

The Company's 6.75% senior notes due April 15, 2019 (the"Senior Notes"), were issued under an Indenture (the “Indenture”) among the Company, the subsidiary guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee. The Indenture and the form of Senior Notes provide, among other things, that prior to April 15, 2014, the Company had the option to redeem up to 10% of the Senior Notes during any 12-month period from the issue date until April 15, 2014, for a 103% redemption price, plus accrued and unpaid interest to the redemption date. In March 2014, the Company issued a call notice to repurchase $50 million, or 10%, of its Senior Notes. Accordingly, the Company reclassified this amount from long-term debt to short-term debt at March 31, 2014. Additionally, the Company had the option to redeem a portion or all of the Senior Notes beginning on April 15, 2014, for a 105.063% redemption price, plus accrued and unpaid interest to the redemption date. On April 9, 2014, in conjunction with the closing of a new term loan facility, the Company exercised this right and issued a call notice to repurchase the remaining $350 million of its Senior Notes in May 2014. Accordingly, the Company reclassified this amount from long-term debt to short-term debt at March 31, 2014.

Term Facility and Revolving Facility

On April 9, 2014, the Company entered into a new credit agreement (the “Credit Agreement”), by and among the Company as borrower, each lender from time to time party thereto, each letter of credit issuer from time to time party thereto and Citibank,

N.A. as administrative agent (the “Administrative Agent”), which provides for (i) delayed draw term loans in an aggregate principal of $600 million (the “Term Facility”) and (ii) a $200 million revolving credit facility (the “Revolving Facility”). The Company and certain of its subsidiaries have granted a security interest in substantially all of their respective property, subject to certain limitations.

At the Company’s option, loans under the Term Facility and Revolving Facility may be maintained from time to time at an interest rate equal to the applicable rate (“Applicable Rate”) plus the applicable domestic rate (“Base Rate”) or the LIBOR-based rate (“Eurodollar Rate”). The Base Rate shall be a fluctuating rate per annum equal to the highest of (i) the rate equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, as published by the Federal Reserve Bank of New York on the following Business Day, plus 0.50%; (ii) the rate established by the Administrative Agent as its “prime rate” at is principal U.S. office and (iii) the Eurodollar Rate (which, for the purposes of establishing the Base Rate, shall not be less than 0.75%) plus 1%. The Eurodollar Rate shall be equal to the quotient obtained by dividing (a) the ICE Benchmark Administration Limited LIBOR Rate by (b) the difference between 1.00 and the reserve percentage under regulations issued from time to time by the Board of Governors of the Federal Reserve System of the United States for determining the maximum reserve requirement with respect to Eurocurrency funding. The Applicable Rate varies based on certain corporate credit ratings at the time of borrowing, and ranges from 1.75% to 1.00% for Base Rate loans and 2.75% to 2.00% for Eurodollar Rate loans.

Up to $75 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility. Up to $20 million of the Revolving Facility is available for swing line advances, and any such swing line advances will reduce the amount available for loans under the Revolving Facility. The Company may request increases in the limits under the Term Facility and the Revolving Facility and may request the addition of one or more term loan facilities under the Credit Agreement.

The Term Facility shall mature on April 9, 2021 (the “Term Facility Maturity Date”), and the Revolving Facility shall mature on April 9, 2019 (the “Revolving Facility Maturity Date”). Loans made under the Term Facility are due and payable in full on the Term Facility Maturity Date. Loans made under the Revolving Facility are due and payable in full on the Revolving Facility Maturity Date. Outstanding borrowings may be prepaid without penalty (other than borrowings made for the purpose of reducing the effective interest rate margin or weighted average yield of the loans) in $100,000 increments over $500,000 for loans maintained under the Base Rate and in $250,000 increments over $1,000,000 for loans maintained under the Eurodollar Rate. In the event the Company makes a prepayment of the term loans in connection with a repricing transaction at any time prior to the six month anniversary of the closing date, the Company must pay a prepayment premium equal to 1.0% of the principal amount of term loans prepaid or repaid to the applicable lenders under the Term Facility. There are mandatory prepayments of principal in connection with: (i) excess cash flow sweeps (in the amount of 50%, with step downs to 25% and 0% of the excess cash flow, depending on the then-applicable leverage), (ii) certain asset sales or other dispositions (including as a result of casualty or condemnation), (iii) certain refinancings of indebtedness and (iv) over-advances under the Revolving Facility. The Company is also required to repay quarterly 0.25% of the initial term loan drawn.

The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, including financial covenants and contains customary events of default. The Term Facility and the Revolving Facility require that, as of the last day of any four consecutive fiscal quarters of the Company last ended (commencing as of June 30, 2014), the Company maintain a total net leverage ratio no greater than 3.00:1.00 (the “Financial Maintenance Covenant”). During any period when the Company’s corporate and family ratings meet certain specified ratings, certain of the negative covenants shall be suspended and the Financial Maintenance Covenant shall only be tested with respect to the Revolving Facility.

All obligations under the Credit Agreement and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates are unconditionally guaranteed by certain of the Company’s subsidiaries. In connection with the Credit Agreement, on April 9, 2014, (i) the Company, certain of its subsidiaries and the Administrative Agent entered into a Security Agreement (the “Security Agreement”) (ii) certain subsidiaries of the Company and the Administrative Agent entered into a Guaranty Agreement (the “Guaranty Agreement”) and (iii) the Company, certain of its subsidiaries and the Administrative Agent entered into an Intellectual Property Security Agreement (the “Intellectual Property Security Agreement” and, together with the Security Agreement and the Guaranty Agreement, the “Security Documents”). Pursuant to the Security Documents, all obligations under the Credit Agreement are secured by a first-priority perfected lien (subject to certain exceptions) in substantially all of the property of the Company and the subsidiaries party to the Security Agreement, subject to certain limitations.

In connection with signing of the Credit Agreement, on April 9, 2014, the Company terminated its $130 million revolving loan credit agreement dated October 1, 2010. As of March 31, 2014, there were no outstanding borrowings under this facility.

HVCC Term Loans

During the first quarter of 2013, HVCC entered into and fully drew on two unsecured bilateral term loan credit agreements with aggregate available borrowings of approximately $195 million. As of March 31, 2014, the USD equivalent of these agreements was $193 million. Both credit agreements mature in May 2016, and are subject to financial covenants requiring total debt to EBITDA of not greater than 3.2x and a net interest coverage test of more than 3x. The Company was in compliance with such covenants at March 31, 2014.

Other Long-Term Debt

Other long-term debt also includes amounts associated with the Company's non-U.S. operations and are payable in various currencies. As of March 31, 2014 and December 31, 2013, the Company had long-term international affiliate debt outstanding of $19 million and $33 million, respectively. These balances are payable in both U.S. and non-U.S. currencies including, but not limited to, the Euro and Russian Ruble.

Letters of Credit

The Company has a $15 million letter of credit facility with US Bank National Association. As of both March 31, 2014 and December 31, 2013, the Company had $10 million of outstanding letters of credit issued under this facility secured by restricted cash. Additionally, the Company had $22 million and $21 million of locally issued letters of credit to support various customs arrangements and other obligations at its local affiliates of which $15 million are secured by cash collateral at both March 31, 2014 and December 31, 2013, respectively.

NOTE 9. Employee Benefit Plans

Defined Benefit Plans

The components of the Company's net periodic benefit costs for the three-month periods ended March 31, 2014 and 2013 were as follows:

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
	(Dollars in Millions)
Costs Recognized in Income
Service cost	$—	$—	$6	$6
Interest cost	12	12	8	7
Expected return on plan assets	(15)	(16)	(6)	(5)
Amortization of losses	—	—	1	1
Net pension (income) expense	$(3)	$(4)	$9	$9
During the three-month period ended March 31, 2014, the Company made cash contributions to non-U.S. defined benefit pension plans of $3 million. During 2014, the Company expects to make additional cash contributions to its U.S. and non-U.S. defined benefit pension plans of $5 million and $35 million, respectively. The Company’s expected 2014 contributions may be revised.

Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. The expense related to matching contributions was approximately $5 million and $4 million for the three-month periods ended March 31, 2014 and 2013, respectively.

NOTE 10. Income Taxes

During the three months ended March 31, 2014, the Company recorded a provision for income tax of $35 million, which includes income tax expense in countries where the Company is profitable, withholding taxes, changes in uncertain tax benefits, and the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions to the extent not offset by other categories of income. The Company recognized a benefit from income taxes of $18 million during the three months ended March 31, 2013.
The increase in income tax expense reflects the non-recurrence of a $54 million benefit, including interest and penalties, primarily attributable to reevaluating transfer pricing-related exposures in Europe and the United States due to audit closures in the first quarter of 2013. Pre-tax losses in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $48 million and $92 million, for the three months ended March 31, 2014 and 2013, respectively, resulting in an increase in the Company's effective tax rate in those years.

The Company provides for U.S. and non-U.S. income taxes and non-U.S. withholding taxes on the projected future repatriations of the earnings from its non-U.S. operations at each tier of the legal entity structure. During the three-month periods ended March 31, 2014 and 2013, the Company recognized expense of $4 million and $7 million, respectively, reflecting the Company's forecasts which contemplate numerous financial and operational considerations that impact future repatriations.

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

Unrecognized Tax Benefits

Gross unrecognized tax benefits were $72 million at March 31, 2014, and $73 million at December 31, 2013, of which approximately $29 million and $30 million, respectively, represent the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. During the three-month period ended March 31, 2014, the Company's decrease in its gross unrecognized tax benefits was primarily related to the completion of an income tax examination in France which resulted in a cash settlement of $1 million during the quarter. The Company records interest and penalties on uncertain tax positions as a component of income tax expense and related amounts accrued at March 31, 2014 and December 31, 2013 were $25 million and $23 million, respectively.

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

During 2012, South Korean tax authorities commenced a review of the Company's South Korean affiliates (including Halla) for tax years 2007 through 2012, and issued formal notice of assessments, including penalties, of approximately $25 million for alleged underpayment of withholding tax on dividends paid and other items, including certain management service fees charged by Visteon. The Company's South Korean affiliates have paid approximately $25 million to the tax authorities in 2013 and 2012, as required under South Korean tax regulations, to pursue the appeals process. The Company believes that it is more likely than not that it will receive a favorable ruling when all of the available appeals have been exhausted.

During 2012, Brazilian tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) of approximately $15 million related to the sale of its chassis business to a third party. During 2013, after attempts to reopen an appeal of the administrative decision failed, Sistemas opened a judicial proceeding against the government to address the notice which required a deposit in the amount of the assessment in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments in South Korea and Brazil, as well as contingent income tax refund claims associated with other jurisdictions, including applicable accrued interest income, totaled $48 million as of March 31, 2014, and were included in Other non-current assets on the consolidated balance sheet.

NOTE 11. Stockholders’ Equity and Non-controlling Interests

Changes in equity attributable to Visteon and equity attributable to non-controlling interests ("NCI") for the three months ended March 31, 2014 and 2013 are as follows:

	2014			2013
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Stockholders' equity beginning balance	$1,920	$953	$2,873	$1,385	$756	$2,141
Net income	19	29	48	69	15	84
Other comprehensive income (loss)
Foreign currency translation adjustments	(11)	(8)	(19)	(31)	(10)	(41)
Benefit plans	1	—	1	9	(2)	7
Unrealized hedging gains	(2)	(1)	(3)	(6)	(4)	(10)
Total other comprehensive loss	(12)	(9)	(21)	(28)	(16)	(44)
Stock-based compensation, net	4	—	4	5	—	5
Share repurchase	—	—	—	(125)	—	(125)
Dividends declared to non-controlling interests	—	(61)	(61)	—	(22)	(22)
Stockholders' equity ending balance	$1,931	$912	$2,843	$1,306	$733	$2,039

HVCC, a 70% owned subsidiary of Visteon, declared a dividend of $97 million during the three months ended March 31, 2014, of which, $29 million was attributable to NCI in HVCC. During the first quarter of 2014 and in connection with the Master Agreement, YFVE, a 51% owned subsidiary of Visteon, declared a dividend of $54 million, of which, $26 million was attributable to NCI in YFVE. Neither of these dividends had been paid at March 31, 2014. HVCC Beijing, an 80% owned subsidiary of HVCC, declared and paid a dividend of $28 million during the first quarter of 2014, of which, $6 million was attributable to non-controlling ownership interests.

Share Repurchase Program

Since July 2012, the Company's board of directors has authorized a total of $1.175 billion in share repurchases. As of March 31, 2014, $875 million remained authorized and available for repurchase through December 31, 2015. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors. On May 8, 2014, the Company announced an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million.

Non-controlling Interests

NCI in the Visteon Corporation economic entity are as follows:

	March 31	December 31
	2014	2013
	(Dollars in Millions)
HVCC	$757	$777
YFVE	118	139
Visteon Interiors Korea, Ltd.	22	22
Other	15	15
Total non-controlling interests	$912	$953

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component includes:

	March 31	March 31
	2014	2013
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(12)	$(90)
Other comprehensive income (loss) before reclassification, net of tax	(13)	(23)
Amounts reclassified from AOCI	1	(5)
Ending balance	$(24)	$(118)

Changes in AOCI by component:
Foreign currency translation adjustments
Beginning balance	$(37)	$11
Other comprehensive (loss) income before reclassification, net of tax	(11)	(30)
Amounts reclassified from AOCI (a)	—	(1)
Ending balance	(48)	(20)
Benefit plans
Beginning balance	25	(108)
Other comprehensive income (loss) before reclassification, net of tax (b)	—	8
Amounts reclassified from AOCI (c)	1	1
Ending balance	26	(99)
Unrealized hedging gains (loss)
Beginning balance	—	7
Other comprehensive (loss) income before reclassification, net of tax (d)	(2)	(1)
Amounts reclassified from AOCI (e)	—	(5)
Ending balance	(2)	1
AOCI ending balance	$(24)	$(118)
(a) Amount included in Other expenses in Consolidated Statement of Comprehensive Income.
(b) Net tax expense of $0 million and $2 million are related to benefit plans for the three months ended March 31, 2014 and 2013, respectively.
(c) Amount included in the computation of net periodic pension cost. See Note 9 Employee retirement benefits for additional details.
(d) Net tax benefit of $1 million and $4 million are related to unrealized hedging gains (loss) for the three months ended March 31, 2014 and 2013, respectively.
(e) Amount is included in Cost of sales in Consolidated Statement of Comprehensive Income.

NOTE 12. Earnings Per Share

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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended March 31
	2014	2013
	(In Millions, Except Per Share Amounts)
Numerator:
Net income attributable to Visteon	$19	$69
Denominator:
Average common stock outstanding - basic	48.4	51.6
Dilutive effect of warrants and Performance Stock Units	1.2	0.3
Diluted shares	49.6	51.9

Basic and Diluted Earnings Per Share Data:
Earnings per share attributable to Visteon:
Basic	$0.39	$1.34
Diluted	$0.38	$1.33

The effect of certain common stock equivalents including warrants, performance-based share units, and stock options were excluded from the computation of weighted average diluted shares outstanding as inclusion of such items would be anti-dilutive, summarized below. All common stock equivalents were dilutive in the three months ended March 31, 2014.

Three Months Ended March 31, 2013
(In Millions, Except Per Share Amounts)
Number of warrants	1.5
Exercise price	$58.80
Number of performance stock units	—
Number of stock options	0.3
Exercise price	$44.55	-	$74.08

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

The Company's fair value of debt was approximately $742 million and $755 million at March 31, 2014 and December 31, 2013, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt is classified as Level 1, " Market Prices" and Level 2, "Other Observable Inputs" in the fair value hierarchy, respectively.

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

As of March 31, 2014 and December 31, 2013, the Company had forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $660 million and $625 million, respectively. Fair value estimates of these contracts are based on quoted market prices and other observable inputs. A portion of these instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the AOCI component of Stockholders’ equity in the Company’s consolidated balance sheets. The ineffective portion of these instruments is recorded as Cost of sales in the Company’s consolidated statements of comprehensive income.

Foreign currency hedge instruments are measured at fair value on a recurring basis under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the under lying and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Accordingly, the Company's foreign currency instruments are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.
Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s consolidated balance sheets at March 31, 2014 and December 31, 2013 as follows:

	Assets			Liabilities
Risk Hedged	Classification	March 31 2014	December 31 2013	Classification	March 31 2014	December 31 2013
	(Dollars in Millions)
Designated
Foreign currency	Other current assets	$—	$4	Other current assets	$—	$—
Foreign currency	Other current liabilities	1	2	Other current liabilities	4	4
Non-designated
Foreign currency	Other current assets	—	3	Other current assets	—	1
Foreign currency	Other current liabilities	—	—	Other current liabilities	1	—
		$1	$9		$5	$5

	Gross Amount Recognized		Gross Amounts Offset in the Statement of Financial Position		Net Amounts Presented in the Statement of Financial Position
	March 31	December 31	March 31	December 31	March 31	December 31
Foreign currency derivatives	2014	2013	2014	2013	2014	2013
	(Dollars in Millions)
Assets
Designated	$—	$4	$—	$—	$—	$4
Non-designated	—	3	—	1	—	2
	$—	$7	$—	$1	$—	$6
Liabilities
Designated	$4	$4	$1	$2	$3	$2
Non-designated	1	—	—	—	1	—
	$5	$4	$1	$2	$4	$2

Gains and losses on derivative financial instruments recorded in Cost of sales for the three-month periods ended March 31, 2014 and 2013 were as follows:

	Recorded in AOCI, net of tax		Reclassified from AOCI into Income		Recorded in Income
	Three Months Ended March 31		Three Months Ended March 31		Three Months Ended March 31
	2014	2013	2014	2013	2014	2013
	(Dollars in Millions)
Foreign currency risk – Cost of sales
Cash flow hedges	$(2)	$(6)	$—	$5	$—	$—
Non-designated cash flow hedges	—	—	—	—	(2)	1
	$(2)	$(6)	$—	$5	$(2)	$1

Concentrations of Credit Risk

Financial instruments including cash equivalents, marketable securities, derivative contracts, and accounts receivable, expose the Company to counter-party credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counter-party and through monitoring counter-party credit risks. The Company’s concentration of credit risk related to derivative contracts at March 31, 2014 and December 31, 2013 is not material. With the exceptions below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at March 31, 2014 and December 31, 2013, respectively.

	March 31 2014	December 31 2013
Ford and its affiliates	22%	20%
Hyundai Mobis Company	15%	15%
Hyundai Motor Company	7%	9%
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

On March 29, 2012, the Korean Supreme Court ruled that regular bonuses should be included for purposes of calculating the ordinary wage of applicable employees, which was contrary to previous legal precedent and the position of the Korean Ministry of Employment and Labor. On December 18, 2013, the Korean Supreme Court issued an en banc decision clarifying that (i) regular bonuses, should be included for purposes of calculating such ordinary wage, and (ii) certain incentive pay and family allowances may also be included for purposes of calculating such ordinary wage if they were paid to employees as consideration for the labor actually provided by them. The court also indicated that employers could be excused from liability for excluding such regular bonuses from ordinary wages where an express or implied management-labor agreement or practice to exclude such amounts existed and to require such payment would cause “serious managerial difficulty.” The Company is evaluating the potential financial impact of these new court rulings, and is not able to determine at this time whether it will have a material impact on the results of operations and cash flows of its South Korean subsidiaries. In addition, on May 24, 2013, Halla Visteon Climate Control Union in Korea, representing 891 hourly employees of HVCC, filed a legal petition with Seoul Southern District Court, claiming unpaid statutory benefits for the past three years based on the initial Supreme Court ruling. The plaintiffs have informed the court on March 31, 2014 that they will submit a revised claim amount in May 2014 based on the Supreme Court en banc decision. The Company is in the process of evaluating these claims, but at this time is not able to estimate the possible loss or range of loss in connection with this matter.

In November 2013, the Company and HVCC, jointly filed an Initial Notice of Voluntary Self-Disclosure statement with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding certain sales of automotive HVAC components by a minority-owned, Chinese joint venture of HVCC into Iran. The Company updated that notice in December 2013, and subsequently filed a voluntary self-disclosure regarding these sales with OFAC in March 2014. In May 2014, the Company voluntarily filed a supplementary self-disclosure identifying additional sales of automotive HVAC components by the Chinese joint venture, as well as similar sales involving an HVCC subsidiary in China, totaling approximately $12 million, and requesting additional time to investigate additional Chinese operations of HVCC. OFAC is currently reviewing the results of the Company’s investigation. Following that review, OFAC may conclude that the disclosed sales resulted in violations of U.S. economic sanctions laws and warrant the imposition of civil penalties, such as fines, limitations on our ability to export products from the United States, and/or referral for further investigation by the U.S. Department of Justice. Any such fines or restrictions may be material to the Company’s financial results in the period in which they are imposed. Additionally, disclosure of this conduct and any fines or other action relating to this conduct could harm the Company’s reputation and have a material adverse effect on our business, operating results and financial condition. Although the Company has completed its own internal investigation into these sales, it cannot predict when OFAC will conclude its own review of our voluntary self-disclosures or whether it may impose any of the potential penalties described above.

Toyota Industries Corporation ("TICO") filed a patent infringement claim with the Seoul Central District Court on March 18, 2014, requesting HVCC to discontinue production of its RS compressors and dispose of inventories and manufacturing facilities. HVCC received the original of TICO's claim submission on March 31, 2014, and is planning to file for a patent invalidation trial before the Korean Intellectual Property Tribunal in response.  The Company is in the process of evaluating these claims, but at this time is not able to estimate the possible loss or range of loss in connection with this matter.

During January 2014, HVCC provided documents and information to the Korean Fair Trade Commission regarding certain subcontracting transactions and practices. HVCC received a notice  from such commission on March 13, 2014, declaring they have not detected any violations of the Fair Transactions in Subcontracting Act.

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of March 31, 2014, the Company maintained accruals of approximately $10 million for claims aggregating approximately $156 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

Several current and former employees of Visteon Deutschland GmbH (“Visteon Germany”) filed civil actions against Visteon Germany in various German courts beginning in August 2007, seeking damages for the alleged violation of German pension laws that prohibit the use of pension benefit formulas that differ for salaried and hourly employees without adequate justification. Several of these actions have been joined as pilot cases. In a written decision issued in April 2010, the Federal Labor Court issued a declaratory judgment in favor of the plaintiffs in the pilot cases. To date, more than 750 current and former employees have filed similar actions or have inquired as to or been granted additional benefits, and an additional 600 current and former employees are similarly situated. The Company's remaining reserve for unsettled cases is approximately $8 million and is based on the Company’s best estimate as to the number and value of the claims that will be made in connection with the pension plan. However, the Company’s estimate is subject to many uncertainties which could result in Visteon Germany incurring amounts in excess of the reserved amount of up to approximately $9 million.

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

On September 1, 2010, the Company filed a Notice of Appeal to the District Court of the Court's decision to include non-appealing retirees, and on September 15, 2010, the UAW filed a Notice of Cross-Appeal. On July 25, 2012, the District Court ruled in favor of the Company on both appeals, and the UAW has appealed this ruling to the Circuit Court. The Company reached an agreement with the original appellants in late-September 2010, which resulted in the Company not restoring other postretirement employee benefits of such retirees. On September 30, 2010, the UAW filed a complaint, which it amended on October 1, 2010, in the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after October 1, 2010. The parties reached a preliminary settlement agreement in January 2013, but it was later terminated by the plaintiffs. On October 22, 2013, the U.S. District Court for the Eastern District of Michigan issued an order denying the Company's motion to dismiss the UAW's complaint and granted its motion to transfer the case to the U.S. District Court for the District of Delaware. As of March 31, 2014, the Company maintains an accrual for claims that are deemed probable of loss and are reasonably estimable.

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

The following table provides a reconciliation of changes in the product warranty and recall claims liability, inclusive of amounts of discontinued operations for the selected periods:

	Three Months Ended March 31
	2014	2013
	(Dollars in Millions)
Beginning balance	$49	$57
Accruals for products shipped	4	4
Changes in estimates	1	(2)
Currency	(1)	(2)
Settlements	(5)	(4)
Ending balance	$48	$53

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

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At March 31, 2014, the Company had recorded a reserve of approximately $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at March 31, 2014, and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 15. Segment Information

The Company’s reportable segments are as follows:

•	Climate - The Company’s Climate product line includes climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems.

•
Electronics - The Company’s Electronics product line includes audio systems, infotainment systems, driver information systems, powertrain and feature control modules, climate controls, and electronic control modules.

•
Interiors - The Company’s Interiors product line includes instrument panels, cockpit modules, door trim and floor consoles. On May 1, 2014, the Company reached an agreement for the sale of substantially all of its global Interiors operations for de minimis proceeds.

Financial results for the Company's reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's chief operating decision-making group in allocating resources and in assessing performance. The Company’s chief operating decision making group, comprised of the Chief Executive Officer and Chief Financial Officer, evaluates the performance of the Company’s segments primarily based on net sales, before elimination of inter-company shipments, Adjusted EBITDA (non-GAAP financial measure) and operating assets.

Segment Sales

	Three Months Ended March 31
	2014	2013
	(Dollars in Millions)
Climate	$1,268	$1,228
Electronics	439	365
Interiors	303	317
Eliminations	(28)	(54)
Total consolidated sales	$1,982	$1,856

Segment Adjusted EBITDA

The Company defines Adjusted EBITDA as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of equity in net income of non-consolidated affiliates, net income attributable to non-controlling interests, asset impairments, gains or losses on divestitures, discontinued operations, net restructuring expenses and other reimbursable costs, non-cash stock-based compensation expense, certain employee charges and benefits, reorganization items and other non-operating gains and losses.

Through December 31, 2013, the Company’s definition of Adjusted EBITDA was inclusive of net income attributable to non-controlling interests and equity in net income of non-consolidated affiliates. Following the December 17, 2013, disposition of its 50% ownership interest in Yanfeng, the Company modified its definition of Adjusted EBITDA to exclude net income attributable to non-controlling interests and equity in net income of non-consolidated affiliates as management believes this measure is most reflective of the operational performance of the Company's operating segments. Accordingly, Adjusted EBITDA for historical periods has been recast on basis consistent with the current definition.

Adjusted EBITDA is presented as a supplemental measure of the Company's financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company's operating activities across reporting periods. Not all companies use identical calculations and, accordingly, the Company's presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA is not a recognized term under U.S. GAAP and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. In addition, the Company uses Adjusted EBITDA (i) as a factor in incentive compensation decisions, (ii) to evaluate the effectiveness of the Company's business strategies and (iii) because the Company's credit agreements use measures similar to Adjusted EBITDA to measure compliance with certain covenants.

Segment Adjusted EBITDA for the three-month periods ended March 31, 2014 and 2013 is summarized below:

	Three Months Ended March 31
	2014	2013
	(Dollars in Millions)
Climate	$117	$125
Electronics	57	26
Interiors	9	(4)
Total segment Adjusted EBITDA	183	147
Reconciling Item:
Corporate	(13)	(6)
Total consolidated Adjusted EBITDA	$170	$141

The reconciliation of Adjusted EBITDA to Net income attributable to Visteon is as follows:

	Three Months Ended March 31
	2014	2013
	(Dollars in Millions)
Total Adjusted EBITDA	$170	$141
Interest expense, net	8	10
Provision for (benefit from) income taxes	35	(18)
Depreciation and amortization	66	67
Net income attributable to non-controlling interests	29	15
Equity in net income of non-consolidated affiliates	(2)	(44)
Other expenses	12	36
Non-cash, stock-based compensation expense	3	6
Net income attributable to Visteon	$19	$69

Segment Operating Assets

	Inventories, net		Property and Equipment, net
	March 31 2014	December 31 2013	March 31 2014	December 31 2013
	(Dollars in Millions)
Climate	$345	$324	$1,037	$1,046
Electronics	105	106	166	163
Interiors	39	42	187	190
Total segment operating assets	489	472	1,390	1,399
Corporate	—	—	14	15
Total consolidated operating assets	$489	$472	$1,404	$1,414
Corporate includes property and equipment associated with the Company's corporate headquarters and other administrative support functions.

NOTE 16. Condensed Consolidating Financial Information of Guarantor Subsidiaries

The Indenture and the form of the Senior Notes provide, among other things, that the Senior Notes are senior unsecured obligations of the Company and each of the Company’s existing and future wholly owned domestic restricted subsidiaries that guarantee debt under the Company’s revolving loan credit agreement guarantee the Senior Notes. The Indenture and the form of Senior Notes also provide that prior to April 15, 2014, the Company had the option to redeem up to 10% of the Senior Notes during any 12-month period from the issue date until April 15, 2014, for a 103% redemption price, plus accrued and unpaid interest to the redemption date. In March 2014, the Company issued a call notice to repurchase $50 million, or 10%, of its Senior Notes. Additionally, the Company had the option to redeem a portion or all of the Senior Notes beginning on April 15, 2014, for a 105.063% redemption price, plus accrued and unpaid interest to the redemption date. On April 9, 2014, in conjunction with the closing of a new term loan facility, the Company exercised this right and issued a call notice to repurchase the remaining $350 million of its Senior Notes in May 2014. On April 9, 2014, the Company terminated its $130 million revolving loan credit agreement dated October 1, 2010.

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

VISTEON CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$33	$296	$1,818	$(165)	$1,982
Cost of sales	75	223	1,654	(165)	1,787
Gross margin	(42)	73	164	—	195
Selling, general and administrative expenses	23	10	61	—	94
Interest expense (income), net	7	(8)	9	—	8
Equity in net income of non-consolidated affiliates	—	—	2	—	2
Other expenses	11	—	1	—	12
(Loss) income before income taxes and earnings of subsidiaries	(83)	71	95	—	83
Provision for income taxes	—	1	34	—	35
(Loss) income before earnings of subsidiaries	(83)	70	61	—	48
Equity in earnings of consolidated subsidiaries	102	31	—	(133)	—
Net income	19	101	61	(133)	48
Net income attributable to non-controlling interests	—	—	29	—	29
Net income attributable to Visteon Corporation	$19	$101	$32	$(133)	$19
Comprehensive income:
Comprehensive income	$7	$90	$41	$(111)	$27
Comprehensive income attributable to Visteon Corporation	$7	$90	$21	$(111)	$7

	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Sales	$48	$320	$1,686	$(198)	$1,856
Cost of sales	96	263	1,541	(198)	1,702
Gross margin	(48)	57	145	—	154
Selling, general and administrative expenses	13	7	66	—	86
Interest expense (income), net	10	(1)	1	—	10
Equity in net income of non-consolidated affiliates	—	—	44	—	44
Other expenses	20	—	16	—	36
(Loss) income before income taxes and earnings of subsidiaries	(91)	51	106	—	66
Provision for income taxes	1	—	(19)	—	(18)
(Loss) income before earnings of subsidiaries	(92)	51	125	—	84
Equity in earnings of consolidated subsidiaries	161	108	—	(269)	—
Net income	69	159	125	(269)	84
Net income attributable to non-controlling interests	—	—	15	—	15
Net income attributable to Visteon Corporation	$69	$159	$110	$(269)	$69
Comprehensive income:
Comprehensive income	$41	$136	$87	$(224)	$40
Comprehensive income attributable to Visteon Corporation	$41	$136	$88	$(224)	$41

VISTEON CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Cash and equivalents	$1,010	$43	$675	$—	$1,728
Accounts receivable, net	379	603	1,376	(1,043)	1,315
Inventories, net	14	22	453	—	489
Other current assets	31	34	320	—	385
Total current assets	1,434	702	2,824	(1,043)	3,917

Property and equipment, net	12	20	1,372	—	1,404
Intangible assets, net	—	14	413	—	427
Investment in affiliates	1,364	1,333	—	(2,697)	—
Investment in non-consolidated affiliates	—	—	189	—	189
Other non-current assets	50	1,364	141	(1,372)	183
Total assets	$2,860	$3,433	$4,939	$(5,112)	$6,120

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$485	$49	$259	$(282)	$511
Accounts payable	189	245	1,611	(712)	1,333
Other current liabilities	81	17	401	—	499
Total current liabilities	755	311	2,271	(994)	2,343

Long-term debt	9	46	1,575	(1,418)	212
Employee benefits	133	2	302	—	437
Other non-current liabilities	32	3	250	—	285

Stockholders’ equity:
Total Visteon Corporation stockholders’ equity	1,931	3,071	(371)	(2,700)	1,931
Non-controlling interests	—	—	912	—	912
Total equity	1,931	3,071	541	(2,700)	2,843
Total liabilities and equity	$2,860	$3,433	$4,939	$(5,112)	$6,120

	December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Cash and equivalents	$1,115	$12	$550	$—	$1,677
Accounts receivable, net	363	566	1,298	(1,000)	1,227
Inventories, net	13	21	438	—	472
Other current assets	30	41	306	—	377
Total current assets	1,521	640	2,592	(1,000)	3,753

Property and equipment, net	12	20	1,382	—	1,414
Intangible assets, net	—	15	432	—	447
Investment in affiliates	1,312	1,185	—	(2,497)	—
Investments in non-consolidated affiliates	—	—	228	—	228
Other non-current assets	46	1,389	138	(1,388)	185
Total assets	$2,891	$3,249	$4,772	$(4,885)	$6,027

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$144	$47	$311	$(396)	$106
Accounts payable	145	195	1,471	(604)	1,207
Other current liabilities	102	16	371	—	489
Total current liabilities	391	258	2,153	(1,000)	1,802

Long-term debt	404	46	1,562	(1,388)	624
Employee benefits	142	2	296	—	440
Other non-current liabilities	34	3	251	—	288

Stockholders’ equity:
Total Visteon Corporation stockholders’ equity	1,920	2,940	(443)	(2,497)	1,920
Non-controlling interests	—	—	953	—	953
Total equity	1,920	2,940	510	(2,497)	2,873
Total liabilities and equity	$2,891	$3,249	$4,772	$(4,885)	$6,027

	Three Months Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net cash (used by) provided from operating activities	$(170)	$116	$171	$(21)	$96
Investing activities
Capital expenditures	(1)	(1)	(50)	—	(52)
Dividends received from consolidated affiliates	68	—	—	(68)	—
Proceeds from asset sales and business divestitures	—	—	35	—	35
Other	(3)	—	—	—	(3)
Net cash provided from (used by) investing activities	64	(1)	(15)	(68)	(20)
Financing activities
Short-term debt, net	—	—	(4)	—	(4)
Dividends paid to consolidated affiliates	—	(84)	(5)	89	—
Dividends paid to non-controlling interests	—	—	(16)	—	(16)
Other	1	—	(1)	—	—
Net cash provided from (used by) financing activities	1	(84)	(26)	89	(20)
Effect of exchange rate changes on cash and equivalents	—	—	(5)	—	(5)
Net (decrease) increase in cash and equivalents	(105)	31	125	—	51
Cash and equivalents at beginning of period	1,115	12	550	—	1,677
Cash and equivalents at end of period	$1,010	$43	$675	$—	$1,728

	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Net cash (used by) provided from operating activities	$(56)	$(4)	$182	$—	$122
Investing activities
Capital expenditures	(1)	(1)	(61)	—	(63)
Dividends received from consolidated affiliates	293	281	—	(574)	—
Proceeds from divestitures and asset sales	—	—	17	—	17
Net cash provided from (used by) investing activities	292	280	(44)	(574)	(46)
Financing activities
Short term debt, net	—	—	12	—	12
Proceeds from issuance of debt, net of issuance costs	—	—	204	—	204
Repurchase of common stock	(125)	—	—	—	(125)
Dividends paid to consolidated affiliates	—	(292)	(282)	574	—
Other	—	—	(1)	—	(1)
Net cash (used by) provided from financing activities	(125)	(292)	(67)	574	90
Effect of exchange rate changes on cash and equivalents	—	(1)	(10)	—	(11)
Net increase (decrease) in cash and equivalents	111	(17)	61	—	155
Cash and equivalents at beginning of period	191	54	580	—	825
Cash and equivalents at end of period	$302	$37	$641	$—	$980

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 25, 2014, and the financial statements and accompanying notes to the financial statements included elsewhere herein.

Executive Summary

Description of Business

Visteon is a global supplier of climate, electronics and interiors systems, modules and components to automotive original equipment manufacturers (“OEMs”) including BMW, Chrysler, Daimler, Ford, General Motors, Honda, Hyundai, Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. The Company has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 24,000 employees dedicated to the design, development, manufacture and support of its product offerings and its global customers.

Financial Results Summary

Visteon recorded net sales of $1,982 million for the first quarter of 2014, an increase of $126 million from the same period in 2013. The increase in sales for the three months ended March 31, 2014, was primarily due to higher production volumes and favorable product mix for the Climate product group and the acquisition of a controlling ownership interest in Yanfeng Visteon Electronics Co., Ltd. ("YFVE") with effect from November 2013. The Company's sales for the three months ended March 31, 2014, were distributed by product group, geographic region, and customer as follows:
The Company's sales are significantly impacted by global light vehicle production volumes. A summary of global light vehicle production levels for the three-month periods ended March 31, 2014 and 2013 are presented below by geographic region.

	Three Months Ended March 31
	2014	2013	Change
Global	22.1	21.1	4.7%
North America	4.2	4.0	5.8%
South America	1.0	1.0	(3.5)%
Europe	5.1	4.8	5.3%
China	5.7	5.2	9.3%
Japan/Korea	3.6	3.3	8.9%
India	0.9	1.0	(10.4)%
ASEAN	1.0	1.1	(11.1)%

Source: IHS Automotive

Gross margin was $195 million, or 9.8% of sales, for the three months ended March 31, 2014, compared to $154 million, or 8.3% of sales, for the same period of 2013. The increase was primarily attributable to the acquisition of a controlling ownership interest in YFVE with effect from November 2013, higher production volumes and favorable cost performance, partially offset by unfavorable foreign currency.

Net income attributable to Visteon was $19 million for the three-month period ended March 31, 2014. Equity in net income of non-consolidated affiliates was lower in the first quarter of 2014, by $42 million reflecting the December 17, 2013 sale of the Company's 50% ownership interest in Yanfeng, which was largely offset by higher gross margin of $41 million. Net income attributable to Visteon for the three-month period ended March 31, 2014, decreased by $50 million when compared to the same period in 2013, largely due to the non-recurrence of a significant income tax benefit recognized in the first quarter of 2013.

The Company generated $96 million of cash from operating activities during the three months ended March 31, 2014, a decrease of $26 million when compared to the same period of 2013. Total cash, including restricted cash, was $1,753 million as of March 31, 2014, $51 million higher than December 31, 2013. The Company's total debt was $723 million, $7 million lower than December 31, 2013. As of March 31, 2014, the Company had $1,030 million of cash in excess of total debt.

Strategic Transformation

In September 2012, the Company announced a comprehensive shareholder value creation plan founded on the pillars of industrial logic, customer focus and financial discipline. To date, substantial progress has been made under the comprehensive shareholder value creation plan including the following accomplishments since January 1, 2014:

•
Electronics optimization - On January 13, 2014, Visteon reached an agreement to acquire the automotive electronics business of Johnson Controls for cash of $265 million. The acquisition is subject to certain regulatory and other consents and approvals and is expected to be completed in the second quarter of 2014.

•
Interiors strategy - On May 1, 2014, the Company reached an agreement for the sale of substantially all of its global Interiors operations for de minimis proceeds. The Company anticipates recording a pre-tax loss on the transaction, which is currently estimated to be in the range of $250 million to $300 million. The closing of the Interiors sale transaction is expected to occur by December 31, 2014, and is subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions. In April 2014, Visteon completed the sale of its 50% ownership stake in Duckyang, a Korean automotive interiors joint venture for total cash of $31 million.

In connection with the preparation of the March 31, 2014, financial statements, the Company determined that an indicator of impairment existed in relation to the net assets of its Interiors business, which approximated $220 million as of March 31, 2014. Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing to run and operate the Interiors business and estimated cash flows associated with the potential sale of the Interiors business. As a result of the analysis, the Company concluded that the assets were not recoverable. However, no impairment was recorded as of March 31, 2014, as the fair value of the underlying assets were determined to be in excess of the respective carrying value.  As of March 31, 2014, the Company did not meet the specific criteria necessary for the Interiors assets to be considered held for sale.

For additional information about the Company's shareholder value creation plan, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, for specific objectives of plan and cumulative progress through December 31, 2013.

Share Repurchase Program

Since July 2012, the Company's board of directors has authorized a total of $1.175 billion in share repurchases. As of March 31, 2014, $875 million remains authorized and available for repurchase through December 31, 2015. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors. On May 8, 2014, the Company announced an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million.

Consolidated Results of Operations - Three Months Ended March 31, 2014 and 2013

The Company's consolidated results of operations for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31
	2014	2013	Change
	(Dollars in Millions)
Sales	$1,982	$1,856	$126
Cost of sales	1,787	1,702	85
Gross margin	195	154	41
Selling, general and administrative expenses	94	86	8
Interest expense, net	8	10	(2)
Equity in net income of non-consolidated affiliates	2	44	(42)
Other expenses	12	36	(24)
Provision for (benefit from) income taxes	35	(18)	53
Net income	$48	$84	$(36)
Net income attributable to Visteon Corporation	$19	$69	$(50)
Adjusted EBITDA*	$170	$141	$29

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

Sales for the three-month period ended March 31, 2014, totaled $1,982 million, which represents an increase of $126 million compared with the same period of 2013. Sales increased $75 million due to favorable customer volumes and product mix in the Company's Climate product group. The acquisition of a controlling ownership interest in YFVE increased sales $87 million. Unfavorable currency of $5 million decreased sales, primarily attributable to the Indian Rupee, Thai Baht, Japanese Yen, Argentinian Peso and Brazilian Real, partially offset by the Euro and Korean Won currencies. Other reductions of $31 million were associated with customer pricing, net of design savings.

Cost of Sales

Cost of sales increased $85 million for the three-month period ended March 31, 2014, when compared with the same period in 2013. The increase includes $65 million attributable to increased production volumes and changes in product mix, representing the variable nature of material and labor costs. The acquisition of a controlling ownership interest in YFVE increased cost of sales $60 million. Foreign currency increased cost of sales by $12 million including year over year impacts of the mix of receivables and payables denominated in currencies other than functional currencies. These increases were partially offset by $52 million of efficiencies including material, design, and usage economics and other costs.

Gross Margin

The Company's gross margin was $195 million for the three-month period ended March 31, 2014, compared to $154 million for the same period of 2013. The increase in gross margin included $27 million from YFVE, $21 million attributable to favorable cost performance and $10 million from favorable volume and mix. These increases were partially offset by $17 million of unfavorable currency.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $94 million and $86 million during the three-month period ended March 31, 2014 and 2013, respectively. The increase included $5 million from YFVE and the non-recurrence of cost recoveries associated with divested businesses of $4 million.

Interest Expense, Net

Interest expense for the three-month period ended March 31, 2014, of $10 million included $7 million associated with the Company's 6.75% Senior Notes due April 15, 2019, and $3 million associated with affiliate debt, commitment fees and amortization of debt issuance costs. During the three-month period ended March 31, 2013, interest expense was $13 million, including $8 million on the 6.75% Senior Notes due April 15, 2019, $3 million associated with affiliate debt, and $2 million for commitment fees and amortization of debt issuance costs. Interest income of $2 million for the three-month period ended March 31, 2014, decreased by $1 million when compared to $3 million for the same period of 2013 due to lower rates on foreign cash balances.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates decreased $42 million comparing the three-month periods ended March 31, 2014 and 2013. The decrease was primarily attributable to the sale of the Company's 50% ownership interest in Yanfeng during the fourth quarter of 2013.

Other Expenses

Other expenses consist of the following:

	Three Months Ended March 31
	2014	2013
	(Dollars in Millions)
Restructuring expense	$2	$20
Transformation costs	10	16
	$12	$36
During the first quarter of 2013, the Company recorded $20 million of restructuring expenses, primarily related to severance and termination benefits associated with approximately 140 employees, including $14 million in connection with the reorganization of the Company's Climate operations in France and $6 million related to the transformation of its corporate and administrative functions. The Company recorded $2 million of additional restructuring expenses associated with these programs during the first quarter of 2014, which remain accrued as of March 31, 2014.

The Company's restructuring reserve and activity is summarized below for the three-month period ended March 31, 2014.

	Interiors	Climate	Electronics	Corporate	Total
	(Dollars in Millions)
Restructuring reserve - December 31, 2013	$25	$1	$—	$3	$29
Expenses	—	1	—	1	2
Utilization	(6)	(1)	—	(3)	(10)
Restructuring reserve - March 31, 2014	$19	$1	$—	$1	$21

Additionally, the Company recorded transformation costs of $10 million and $16 million for the three months ended March 31, 2014 and 2013, respectively, related to financial and advisory services associated with continued execution of its comprehensive shareholder value creation plan.

Income Taxes

The Company's provision for income taxes of $35 million for the three-month period ended March 31, 2014, represents an increase of $53 million when compared with an income tax benefit of $18 million in the same period of 2013. The increase in income tax expense reflects the non-recurrence of a $54 million benefit, including interest and penalties, primarily attributable to reevaluating transfer pricing-related exposures in Europe and the United States due to audit closures in the first quarter of 2013.

Net Income

Net income attributable to Visteon was $19 million for the three-month period ended March 31, 2014, compared to $69 million for the same period of 2013, for a decrease of $50 million. The decrease was largely due to the non-recurrence of an income tax benefit, including interest and penalties, attributable to reevaluating transfer pricing-related exposures in Europe and the United States in connection with audit closures in the first quarter of 2013.

Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $170 million and $141 million, for the three-month periods ended March 31, 2014 and 2013, respectively. The Company defines Adjusted EBITDA as net income attributable to the

Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of equity in net income of non-consolidated affiliates, net income attributable to non-controlling interests, asset impairments, gains or losses on divestitures, discontinued operations, net restructuring expenses and other reimbursable costs, non-cash stock-based compensation expense, certain employee charges and benefits, reorganization items and other non-operating gains and losses.

Through December 31, 2013, the Company’s definition of Adjusted EBITDA was inclusive of net income attributable to non-controlling interests and equity in net income of non-consolidated affiliates. Following the December 17, 2013, disposition of its 50% ownership interest in Yanfeng, the Company modified its definition of Adjusted EBITDA to exclude net income attributable to non-controlling interests and equity in net income of non-consolidated affiliates as management believes this measure is most reflective of its operational performance. Accordingly, Adjusted EBITDA for historical periods has been recast on basis consistent with the current definition.

Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. In addition, the Company uses Adjusted EBITDA (i) as a factor in incentive compensation decisions, (ii) to evaluate the effectiveness of the Company's business strategies and (iii) because the Company's credit agreements use measures similar to Adjusted EBITDA to measure compliance with certain covenants. Adjusted EBITDA, as determined and measured by the Company should not be compared to similarly titled measures reported by other companies. The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the three-month periods ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31
	2014	2013	Change
	(Dollars in Millions)
Adjusted EBITDA	$170	$141	$29
Interest expense, net	8	10	(2)
Provision for (benefit from) income taxes	35	(18)	53
Depreciation and amortization	66	67	(1)
Net income attributable to non-controlling interests	29	15	14
Equity in net income of non-consolidated affiliates	(2)	(44)	42
Other expenses	12	36	(24)
Non-cash, stock-based compensation expense	3	6	(3)
Net income attributable to Visteon Corporation	$19	$69	$(50)

Segment Results of Operations - Three Months Ended March 31, 2014 and 2013

Sales by Segment

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Three months ended March 31, 2013	$1,228	$365	$317	$(54)	$1,856
Volume and mix	61	(2)	(10)	26	75
Currency	2	(4)	(3)	—	(5)
YFVE consolidation	—	87	—	—	87
Other	(23)	(7)	(1)	—	(31)
Three months ended March 31, 2014	$1,268	$439	$303	$(28)	$1,982
Climate sales increased during the three months ended March 31, 2014, by $40 million. Higher production volumes in Asia and Europe, increased sales by $61 million. Favorable currency resulted in an increase of $2 million, primarily related to the Euro, Chinese Yuan and Korean Won, partially offset by the Argentinian Peso, Brazilian Real, Indian Rupee and Thai Baht. Other reductions of $23 million were associated with customer pricing, net of design changes.

Electronics sales increased during the three months ended March 31, 2014, by $74 million. The acquisition of a controlling ownership interest in YFVE with effect from November 2013, increased sales by $87 million, net of inter-segment sales of $36 million. Unfavorable currency, primarily related to the Indian Rupee, Japanese Yen, and Brazilian Real, partially offset by the Euro, decreased product sales by $4 million. Other changes, totaling $7 million, reflected customer pricing, partially offset by increases in revenue related to commodity pricing and design changes.

Interiors sales decreased during the three months ended March 31, 2014, by $14 million, including unfavorable volume and product mix of $10 million primarily reflecting lower sales for certain South America business, partially offset by production improvements in Europe. Unfavorable currency related to the Argentinian Peso, Indian Rupee and Brazilian Real, partially offset by the Euro decreased sales by $3 million.

Cost of Sales by Segment

	Climate	Electronics	Interiors	Eliminations	Total
	(Dollars in Millions)
Three months ended March 31, 2013	$1,116	$328	$312	$(54)	$1,702
Material	26	(17)	(21)	26	14
Freight and duty	(6)	2	(1)	—	(5)
Labor and overhead	9	(2)	1	—	8
Depreciation and amortization	4	2	1	—	7
YFVE consolidation	—	60	—	—	60
Other	14	(7)	(6)	—	1
Three months ended March 31, 2014	$1,163	$366	$286	$(28)	$1,787
Climate material costs increased by $26 million, including $54 million related to higher production volumes, partially offset by $28 million of manufacturing efficiencies and purchasing improvements. Labor and overhead increased by $9 million, including $11 million related to production volumes and currency and $2 million related to higher manufacturing costs, net of efficiencies. Other increases of $14 million primarily related to currency impacts of the mix of receivables and payables denominated in currencies other than functional currencies.

Electronics material costs decreased by $17 million, including impacts of $12 million related to lower production volumes. Cost of sales increased $60 million, net of inter-segment eliminations of $36 million, for the acquisition of a controlling ownership interest in YFVE with effect from November 2013. Other decreases of $7 million primarily related to the impact of manufacturing efficiencies, purchasing improvements, and timing of engineering recoveries.

Interiors material costs decreased by $21 million, including $19 million related to lower production volumes and currency. Other costs decreased by $6 million, representing cost performance improvements in connection with restructuring programs implemented during 2013.

Adjusted EBITDA by Segment

Adjusted EBITDA by segment for the three months ended March 31, 2014 and 2013 is presented in the table below:

	Three Months Ended March 31
	2014	2013	Change
	(Dollars in Millions)
Climate	$117	$125	$(8)
Electronics	57	26	31
Interiors	9	(4)	13
Total Segment Adjusted EBITDA	$183	$147	$36
Reconciling Item:
Corporate	(13)	(6)	(7)
Total consolidated	$170	$141	$29

Changes in Adjusted EBITDA by segment are presented in the table below:

	Climate	Electronics	Interiors	Total
	(Dollars in Millions)
Three months ended March 31, 2013	$125	$26	$(4)	$147
Volume and mix	4	1	5	10
Currency	(18)	2	(2)	(18)
YFVE consolidation	—	27	—	27
Other	6	1	10	17
Three months ended March 31, 2014	$117	$57	$9	183
Reconciling Item:
Corporate				(13)
Total				$170
Adjusted EBITDA for the Climate segment for the three months ended March 31, 2014, decreased by $8 million compared to the same period of 2013. The decrease in Climate Adjusted EBITDA primarily reflected currency impacts of the mix of receivables and payables denominated in currencies other than functional currencies. Increased volume of $4 million associated with net new business including Hyundai in Asia and Europe. Material, design and other cost efficiencies were partially offset by customer price productivity net of design changes.

Electronics Adjusted EBITDA for the three months ended March 31, 2014, increased by $31 million compared to the same period of 2013. The YFVE consolidation during the fourth quarter of 2013, increased Adjusted EBITDA by $27 million. Other material, design and other cost efficiencies were partially offset by customer pricing, net of design changes. Adjusted EBITDA for the first quarter of 2014, included $12 million of favorable impacts related to the timing of commercial settlements and prototype recoveries , primarily related to YFVE.

Interiors Adjusted EBITDA for the three months ended March 31, 2014, increased by $13 million compared to the same period of 2013. The increase in Interiors Adjusted EBITDA includes volume of $5 million primarily related to European volume improvements, partially offset by lower sales in certain South America business. Other included cost performance improvements in connection with restructuring programs implemented during 2013, as well as other material, design and cost efficiencies, partially offset by customer price productivity net of design changes.

Liquidity

The Company’s primary liquidity needs are related to the funding of general business requirements, including working capital, capital expenditures, debt service, employee retirement benefits and restructuring actions. The Company's primary sources of liquidity are cash flows from operations, existing cash balances, asset sales, and borrowings under available credit facilities, if necessary. To the extent the Company generates discretionary cash flow, it will be evaluated for and may be used for optional prepayments of existing indebtedness, strategic acquisitions, additional share repurchases, and/or general corporate purposes.

Credit Facilities

On March 11, 2014, the Company issued a call notice to repurchase $50 million, or 10%, of its 6.75% senior notes due April 15, 2019 (the "Senior Notes"). The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, the subsidiary guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee. The Indenture and the form of Senior Notes provide, among other things, that prior to April 15, 2014, the Company had the option to redeem up to 10% of the Senior Notes during any 12-month period from the issue date until April 15, 2014, for a 103% redemption price, plus accrued and unpaid interest to the redemption date. On April 10, 2014, the Company made a cash settlement payment of approximately $52 million in connection with this redemption. Pursuant to the Indenture, the Company also had the option to redeem a portion or all of the Senior Notes beginning on April 15, 2014, for a 105.063% redemption price, plus accrued and unpaid interest to the redemption date. On April 9, 2014, the Company issued a call notice to repurchase the remaining $350 million of its Senior Notes to be redeemed in cash on May 9, 2014.

On April 9, 2014, the Company entered into a new credit agreement, which provides for (i) delayed draw term loans in an aggregate principal amount of $600 million that mature on April 9, 2021, and (ii) a $200 million revolving credit facility that matures on April 9, 2019. In connection with the execution of the new credit agreement, the Company terminated its $130 million asset-based revolving loan credit agreement dated October 1, 2010, under which there were no outstanding borrowings or letter of credit obligations at March 31, 2014. Up to $75 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility. Up to $20 million of the Revolving Facility is available for swing line advances, and any such swing line advances will reduce the amount available for loans under the Revolving Facility. The Company may request increases in the limits under the Term Facility and the Revolving Facility and may request the addition of one or more term loan facilities under the Credit Agreement. The facilities were rated as BB- and B1 by S&P and Moody's, respectively.

Availability under outstanding affiliate credit facilities as of March 31, 2014, is approximately $296 million and certain of these facilities have pledged receivables, inventory or equipment as security. The affiliate credit facilities include an arrangement, through a subsidiary in France, to sell accounts receivable on an uncommitted basis. The amount of financing available is contingent upon the amount of receivables less certain reserves. As of March 31, 2014, there was $32 million of outstanding borrowings under this facility with $50 million of receivables pledged as security, which were recorded as Other current assets on the consolidated balance sheet. Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. At March 31, 2014, the Company's corporate credit ratings were B1 by Moody's with a stable outlook and B+ by S&P with a positive outlook.

Cash Balances

As of March 31, 2014, the Company had total cash balances of $1.75 billion, including restricted cash of $25 million. Cash balances totaling $659 million were located in jurisdictions outside of the United States, of which approximately $270 million is considered permanently reinvested for funding ongoing operations outside of the U.S.  If such permanently reinvested funds are needed for operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes. During the three months ended March 31, 2014, the Company received $35 million of cash from asset sales and business divestitures, including $33 million proceeds generated from the sale of four YFVE interiors joint ventures to the non-consolidated Yanfeng Visteon Electronics (China) Investment Co. Ltd. ("YFVIC") owned 50% by the Company.

Share Repurchase Program

As of March 31, 2014, $875 million remained authorized and available for share repurchases through December 31, 2015. The Company anticipates that repurchases of common stock, if any, would occur from time to time in open market transactions, non-discretionary programs or in privately negotiated transactions depending on market and economic conditions, share price, trading volumes, alternative uses of capital and other factors. On May 8, 2014, the Company announced an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million.

Electronics Acquisition

In connection with the Company's shareholder value creation strategy, Visteon continues to invest in the optimization of its Electronics business. On January 13, 2014, Visteon reached an agreement to acquire the automotive electronics business of Johnson Controls for cash of $265 million, subject to adjustment. The acquisition is subject to certain regulatory and other consents and approvals and is expected to be completed in the second quarter of 2014.

Interiors Divestiture

On May 1, 2014, the Company reached an agreement for the sale of substantially all of its global Interiors operations for de minimis proceeds. The closing of the Interiors sale transaction is expected to occur by December 31, 2014, and is subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions. In connection with the transaction, Visteon has agreed to contribute up to $95 million to the business and has agreed to support the establishment of external credit facilities for the business and, if $90 million of external credit facilities are not available to the business by the closing date, to provide a seller-backed revolving credit facility in the amount of any shortfall to support the liquidity of the business. Draws under any such seller-backed facility will only be available if certain of the external credit facilities are fully drawn, and any draws on the seller-backed facility generally must be repaid prior to the repayment of the external credit facilities. The seller-backed facility will have a maturity of three years and, if drawn, will be repaid once additional committed facilities are in place after the transaction closes.

Additionally, during April 2014 the Company completed the sale its 50% ownership interest in Duckyang Industries Co., Ltd., for total cash proceeds of $31 million, including $6 million of dividends. The Company's goal is to complete the disposal of its remaining Interiors business during 2014. Due to certain liabilities and capital requirements of the remaining business, Visteon may be required to contribute cash to such business in connection with any disposition, which amounts could be material.

Restructuring and Other

At March 31, 2014, the Company had restructuring accruals totaling $21 million which are expected to be settled in cash during 2014. These accruals include $17 million associated with activities related to the Company's previously announced $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. The Company anticipates that it will record additional restructuring and other charges related to this program of up to $22 million in future periods as related plans are finalized. The Company estimates cash requirements for restructuring programs during the full year ending December 31, 2014, to be approximately $50 million.

During 2012, South Korean tax authorities commenced a review of the Company's South Korean affiliates (including Halla) for tax years 2007 through 2012 and issued formal notice of assessments, including penalties, of approximately $25 million for alleged underpayment of withholding tax on dividends paid and other items, including certain management service fees charged by Visteon. The Company's South Korean affiliates have paid approximately $25 million to the tax authorities in 2013 and 2012, as required under South Korean tax regulations, to pursue the appeals process. The Company believes that it is more likely than not that it will receive a favorable ruling when all of the available appeals have been exhausted. Also during 2012, Brazilian tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) of approximately $15 million related to the sale of its chassis business to a third party. During 2013, after attempts to reopen an appeal of the administrative decision failed, Sistemas opened a judicial proceeding against the government to address the notice which required a deposit in the amount of the assessment in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments in South Korea and Brazil, as well as contingent income tax refund claims associated with other jurisdictions, including applicable accrued interest income, totaled $48 million as of March 31, 2014, and were included in Other non-current assets on the consolidated balance sheet.

As of March 31, 2014, the Company had accrued dividends payable to non-controlling interests of $55 million. The Company expects these dividends to be paid during the three months ended June 30, 2014.

The Company expects to make cash contributions to its U.S. retirement plans of $5 million in 2014. Contributions to non-U.S. retirement plans are expected to be $38 million during 2014. Estimated cash contributions for 2015 through 2017, under current regulations and market assumptions are approximately $155 million.

Cash Flows

Operating Activities

The Company generated $96 million of cash from operating activities during the three months ended March 31, 2014, compared to $122 million during the same period of 2013, for a decrease of $26 million. Higher trade accounts payable disbursements during the three months ended March 31, 2014, as compared to the same period of 2013, related to favorable timing of contractual payment due dates contributed approximately $40 million to the decrease. Higher employee benefit related payments of $20 million and the non-recurrence of changes in receivable terms for certain customers in Asia of $16 million also contributed to the decrease. These decreases were partially offset by incremental value-added tax collections of $20 million and the non-recurrence of a $20 million payment to the Korean tax authority that occurred in 2013. The remaining difference was driven by higher collections as compared to payments related to increased profitability from higher production volumes and favorable cost performance including the impact of YFVE.

Investing Activities

Cash used by investing activities during the three months ended March 31, 2014, totaled $20 million, compared to a use of $46 million for the same period in 2013. Cash used by investing activities during the three months ended March 31, 2014, included $52 million of capital spending partially offset by $35 million of proceeds from asset sales which included proceeds from the sale of various interests owned by YFVE. Cash used by investing activities during the three months ended March 31, 2013, included $63 million of capital spending partially offset by $17 million of proceeds from asset sales including the Company's 50% ownership interest in Visteon TYC Corporation.

Financing Activities

Cash used by financing activities during the three months ended March 31, 2014, totaled $20 million, compared to $90 million provided by financing activities for the same period in 2013. Cash used by financing activities during the three months ended March 31, 2014, included $16 million of dividends paid to non-controlling interests and a net decrease in other affiliate debt of

$5 million. Financing activities during the three months ended March 31, 2013, included $195 million of proceeds related to the two HVCC unsecured bilateral term loan credit agreements completed in January 2013, and an increase in other affiliate debt, partially offset by $125 million in share repurchases related to an accelerated stock buyback program.

Debt and Capital Structure

The Company's 6.75% senior notes due April 15, 2019 (the"Senior Notes"), were issued under an Indenture (the “Indenture”) among the Company, the subsidiary guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee. The Indenture and the form of Senior Notes provide, among other things, that prior to April 15, 2014, the Company had the option to redeem up to 10% of the Senior Notes during any 12-month period from the issue date until April 15, 2014, for a 103% redemption price, plus accrued and unpaid interest to the redemption date. In March 2014, the Company issued a call notice to repurchase $50 million, or 10%, of its Senior Notes. Additionally, the Company had the option to redeem a portion or all of the Senior Notes beginning on April 15, 2014, for a 105.063% redemption price, plus accrued and unpaid interest to the redemption date. On April 9, 2014, in conjunction with the closing of a new term loan facility, the Company exercised this right and issued a call notice to repurchase the remaining $350 million of its Senior Notes in May 2014.

On April 9, 2014, the Company entered into a new credit agreement, by and among the Company as borrower, each lender from time to time party thereto, each letter of credit issuer from time to time party thereto and Citibank, N.A. as administrative agent, which provides for (i) delayed draw term loans in an aggregate principal of $600 million and (ii) a $200 million revolving credit facility. The Company and certain of its subsidiaries have granted a security interest in substantially all of their respective property, subject to certain limitations.

Additional information related to the Company’s debt is set forth in Note 8, “Debt” to the consolidated financial statements included herein under Item 1. For additional information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, for specific debt agreements and additional information related to covenants and restrictions.

Off-Balance Sheet Arrangements

The Company has a $15 million Letter of Credit ("LOC") Facility with US Bank National Association, which expires on September 30, 2015. Under the terms of the LOC facility, the Company must maintain a collateral account with U.S. Bank equal to 103% of the aggregated stated amount of the issued LOCs (or 110% for non-U.S. currencies) with reimbursement for any draws. As of March 31, 2014, the Company had $10 million of outstanding letters of credit issued under this facility and secured by restricted cash. In addition, the Company had $22 million of locally issued letters of credit to support various customs arrangements and other obligations at its local affiliates of which $15 million are secured by cash collateral.

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

The Company’s use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Fair value measurements related to derivative assets take into account the non-performance risk of the respective counterparty, while derivative liabilities take into account the non-performance risk of Visteon and its foreign affiliates. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives as of March 31, 2014.

Recent Accounting Pronouncements

See Note 1 “Basis of Presentation” to the accompanying consolidated financial statements under Item 1 “Financial Statements" of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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
Foreign Currency Risk

The Company's net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to protect the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company's primary hedged operating exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint, Indian Rupee and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of March 31, 2014, the net fair value of foreign currency forward contracts was a liability of $4 million while at December 31, 2013, the net fair value of forward contracts was an asset of $4 million.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $66 million and $63 million as of March 31, 2014 and December 31, 2013, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into foreign exchange contracts to mitigate this exposure.
Interest Rate Risk

The Company is subject to interest rate risk, principally in relation to fixed rate debt. The Company may use derivative financial instruments to manage exposure to fluctuations in interest rates. However, as of March 31, 2014, the Company had no outstanding interest rate derivative instruments.
Approximately 58% of the Company's borrowings were effectively on a fixed rate basis as of both March 31, 2014, and December 31, 2013. The Company continues to evaluate its interest rate exposure and may use swaps or other derivative instruments again in the future.
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

As noted in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, management excluded Yanfeng Visteon Automotive Electronics Co., Ltd. (“YFVE”) from its assessment of the effectiveness of the Company's disclosure controls and procedures as the Company acquired an additional 11% ownership interest in YFVE resulting in a 51% controlling equity interest in November 2013.

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures, excluding YFVE. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarterly period ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is integrating YFVE into the Company's operations, compliance programs and internal control processes. Specifically, as permitted by SEC rules and regulations, the Company has excluded YFVE from management's evaluation of internal controls over financial reporting as of December 31, 2013.

Part II
Other Information

Item 1.	Legal Proceedings

See the information above under Note 14, "Commitments and Contingencies," to the consolidated financial statements which is incorporated herein by reference.

Item 1A.	Risk Factors

For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. See also, "Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the first quarter of 2014:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
Jan. 1, 2014 to Jan. 31, 2014	272	$80.83	—	$875
Feb. 1, 2014 to Feb. 28, 2014	3,718	$83.51	—	$875
Mar. 1, 2014 to Mar. 31, 2014	—	$0.00	—	$875
Total	3,990	$83.33	—	$875

(1)
This column includes 3,990 shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

(2)
On August 11, 2013, the board of directors increased its share repurchase program authorization by $875 million to a total authorization to repurchase up to $1 billion of the Company's common stock thereafter until December 31, 2015.

Item 6.	Exhibits

See Exhibit Index on Page 46.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Michael J. Widgren
Michael J. Widgren
Senior Vice President, Corporate Controller and Chief Accounting Officer

Date: May 8, 2014

Exhibit Index

Exhibit No.	Description
2.1
Master Purchase Agreement, dated as of May 1, 2014, by and among Visteon Corporation, VIHI, LLC and Promontoria Holding 103 B.V. (incorporated by reference to Exhibit 2.1to the Current Report on Form 8-K of Visteon Corporation filed on May 7, 2014). ***

10.1
Purchase Agreement, dated as of January 12, 2014, by and between Johnson Controls, Inc. and Visteon Corporation (incorporated by reference to Exhibit 10.1to the Current Report on Form 8-K of Visteon Corporation filed on January 15, 2014).

10.2
Credit Agreement, dated as of April 9, 2014, among Visteon Corporation, each lender from time to time party thereto, each L/C Issuer from time to time party thereto and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on April 14, 2014).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated May 8, 2014.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated May 8, 2014.
32.1	Section 1350 Certification of Chief Executive Officer dated May 8, 2014.
32.2	Section 1350 Certification of Chief Financial Officer dated May 8, 2014.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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
*** Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant agrees to furnish supplementally a copy of any such schedules or exhibits to the Securities and Exchange Commission upon request.