Form 10-K/A
period 2013-12-31
VISTEON CORP
filed 2014-06-24
CIK 1111335

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

Visteon Corporation and Subsidiaries

Explanatory Note

Visteon Corporation (the “Company” or “Visteon”) is filing this Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to include in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as initially filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2014 (the “Annual Report”), consolidated financial statements and related notes of Yanfeng Visteon Automotive Trim Systems Co., Ltd. (“Yanfeng”), an unconsolidated joint venture incorporated in the Peoples Republic of China in which the Company owned a 50% non-controlling interest. On December 17, 2013, Visteon completed the sale of its 50% ownership interest in Yanfeng for cash proceeds of $928 million and Yanfeng ceased to be an equity investee of the Company.

Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, provides that if a 50% or less owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20% for 10%, separate financial statements for such 50% or less owned person shall be filed. The consolidated financial statements of Yanfeng included herein have been prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”). Additionally, because the consolidated financial statements of Yanfeng are presented in accordance with IFRS, reconciliations between local GAAP and U.S. GAAP are not required pursuant to SEC Release numbers 33-8879 and 34-57026 and have been omitted.

Only Item 15 of Part IV of the Annual Report is being supplemented or amended by this Form 10-K/A to include the consolidated financial statements and related notes of Yanfeng. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Annual Report also has been amended to include the consent of the independent auditors of Yanfeng and certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the independent auditors and the certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23.3, 31.1, 31.2, 32.1 and 32.2, respectively. This Form 10-K/A does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with Visteon's filings with the SEC subsequent to the filing of the Annual Report.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements

The following financial statements of the Company and its consolidated subsidiaries, and related notes and reports, were filed as part of the Annual Report on Form 10-K filed with the SEC on February 25, 2014:

Management's Report on Internal Control Over Financial Reporting;
Reports of Independent Registered Public Accounting Firm;
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011;
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011;
Consolidated statements of Financial Position as of December 31, 2013 and 2012;
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011;
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2013, 2012 and 2011; and,
Notes to Consolidated Financial Statements.

The following financial statements of Yanfeng and its consolidated subsidiaries, and related notes and reports, are being filed as part of this Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Report of Independent Auditors;
Consolidated Statements of Profit or Loss for the years ended December 31, 2013, 2012 and 2011;
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011;
Consolidated Statements of Financial Position as of December 31, 2013 and 2012;
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011;
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and,
Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts of the Company and its consolidated subsidiaries was filed as part of the Annual Report on Form 10-K filed with the SEC on February 25, 2014.

All other financial statement schedules are omitted because they are not required or applicable under instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.

3. Exhibits

The exhibits listed on the "Exhibit Index" on pages 43 - 45 are filed with this Amendment No. 1 on Form 10-K/A or incorporated by reference as forth therein.

Yanfeng Visteon Automotive Trim Systems Co., Ltd.

Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

Yanfeng Visteon Automotive Trim Systems Co., Ltd.
Report of Independent Auditors

The Board of Directors and Shareholders
Visteon Corporation

We have audited the accompanying consolidated financial statements of Yanfeng Visteon Automotive Trim Systems Company Limited and its subsidiaries (the “Group”), which comprise the consolidated statements of financial position as of December 31, 2013 and 2012, and the related consolidated statements of profit or loss, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013, and the related notes to the consolidated financial statements.

Management's responsibility for the consolidated financial statements

Management is responsible for the preparation and fair presentation of these financial statements in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.

Auditors' responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Group at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

/s/ Ernst & Young Hua Ming LLP
Shanghai, People's Republic of China
June 24, 2014

Yanfeng Visteon Automotive Trim Systems Co., Ltd.
Consolidated Statements of Profit or Loss
(RMB in millions)

		Year Ended December 31
	Note	2013	2012	2011

Revenue	4.5	49,872	39,772	35,324
Cost of sales		(42,711)	(33,530)	(30,002)
Gross profit		7,161	6,242	5,322

Administrative expenses		(2,602)	(2,355)	(2,107)
Research and development expenses		(814)	(628)	(359)
Selling and distribution expenses		(507)	(488)	(408)
Share of profit in joint ventures and associates	9	311	237	298
Other income / (expense), net	11	254	(13)	169
Finance income	21	120	110	81
Finance costs	4.10	(21)	(33)	(23)
Profits before income tax		3,902	3,072	2,973

Income tax expense	14	(655)	(470)	(411)
Net profit		3,247	2,602	2,562

Net profits for the year attributable to:
Equity holders of the parent		2,048	1,553	1,591
Non-controlling interests	10	1,199	1,049	971
Net profit		3,247	2,602	2,562

The accompanying notes are an integral part of these consolidated financial statements.

Yanfeng Visteon Automotive Trim Systems Co., Ltd.
Consolidated Statements of Comprehensive Income
(RMB in millions)

	Year Ended December 31
	2013	2012	2011

Net profit	3,247	2,602	2,562
Other comprehensive loss to be reclassified to profit or loss in subsequent periods, net of tax
Foreign currency exchange translation, net of tax	(6)	—	(5)
Total comprehensive income for the year, net of tax	3,241	2,602	2,557

Comprehensive income, net of tax attributable to:
Equity holders of the parent	2,044	1,553	1,587
Non-controlling interests	1,197	1,049	970
	3,241	2,602	2,557

The accompanying notes are an integral part of these consolidated financial statements.

Yanfeng Visteon Automotive Trim Systems Co., Ltd.
Consolidated Statements of Financial Position
(RMB in millions)

		December 31
	Note	2013	2012
ASSETS

Property, plant and equipment	16	3,947	3,722
Investment properties	15	205	—
Land use rights	4.13	421	438
Intangible assets	17	339	318
Goodwill	19	72	72
Investments in associates and joint ventures	9	1,429	895
Deferred tax assets	14	450	351
Other non-current assets		212	189
Total non-current assets		7,075	5,985

Inventories	4.15	1,203	1,113
Trade and other receivables	20	10,360	8,840
Cash and cash equivalents	21	7,476	6,557
Restricted cash	22	523	381
Assets classified as held for sale	8	667	—
Total current assets		20,229	16,891
Total assets		27,304	22,876

EQUITY AND LIABILITIES

Issued capital		1,079	1,079
Other reserves	24	886	687
Retained earnings		3,731	3,802
Equity attributable to equity holders of the parent		5,696	5,568
Non-controlling interests	10	2,707	2,721
Total equity		8,403	8,289

Provisions	4.19	56	50
Government grants	4.6	30	25
Deferred tax liabilities	14	160	57
Other non-current liabilities	8	212	—
Interests-bearing loan and borrowing	18	27	—
Total non-current liabilities		485	132

Trade and other payables	23	16,886	13,750
Interest-bearing loans and borrowings	18	1,202	519
Income tax payable		328	186
Total current liabilities		18,416	14,455
Total liabilities		18,901	14,587
Total equity and liabilities		27,304	22,876

The accompanying notes are an integral part of these consolidated financial statements.

Yanfeng Visteon Automotive Trim Systems Co., Ltd.
Consolidated Statements of Changes in Shareholders’ Equity
(RMB in millions)

	Attributable to Equity Holders of the Parent
	Issued capital	Other reserves	Foreign currency translation reserve	Retained earnings	Total	Non-controlling interests	Total

January 1, 2011	1,079	487	(2)	2,074	3,638	1,587	5,225
Net profit	—	—	—	1,591	1,591	971	2,562
Other comprehensive loss	—	—	(4)	—	(4)	(1)	(5)
Total comprehensive income	—	—	(4)	1,591	1,587	970	2,557
Non-controlling interests arising from business combination	—	—	—	—	—	284	284
Capital injection from non-controlling interests	—	—	—	—	—	54	54
Appropriation for reserve funds	—	128	—	(128)	—	—	—
Dividends	—	—	—	(414)	(414)	(407)	(821)
Disposal of subsidiaries	—	—	—	—	—	(20)	(20)
December 31, 2011	1,079	615	(6)	3,123	4,811	2,468	7,279
Net profit	—	—	—	1,553	1,553	1,049	2,602
Other comprehensive income	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	1,553	1,553	1,049	2,602
Capital injection from non-controlling interests	—	(38)	—	38	—	86	86
Appropriation for reserve funds	—	116	—	(116)	—	—	—
Dividends	—	—	—	(796)	(796)	(913)	(1,709)
Disposal of equity interest to non-controlling interests	—	—	—	—	—	31	31
December 31, 2012	1,079	693	(6)	3,802	5,568	2,721	8,289
Net profit	—	—	—	2,048	2,048	1,199	3,247
Other comprehensive income (loss)	—	1	(5)	—	(4)	(2)	(6)
Total comprehensive income	—	1	(5)	2,048	2,044	1,197	3,241
Establishment of subsidiaries	—	—	—	—	—	17	17
Disposal of subsidiaries	—	(36)	—	32	(4)	(229)	(233)
Acquisition of non-controlling interests	—	52	—	—	52	(6)	46
Disposal of equity interest to non-controlling interests	—	3	—	—	3	24	27
Appropriation for reserve funds	—	184	—	(184)	—	—	—
Dividends	—	—	—	(1,967)	(1,967)	(1,017)	(2,984)
December 31, 2013	1,079	897	(11)	3,731	5,696	2,707	8,403

The accompanying notes are an integral part of these consolidated financial statements.

Yanfeng Visteon Automotive Trim Systems Co., Ltd.
Consolidated Statements of Cash Flows
(RMB in millions)

		Year Ended December 31
	Note	2013	2012	2011

OPERATING ACTIVITIES
Profit before income tax		3,902	3,072	2,973
Adjustments to reconcile profit before tax to net cash flows:
Depreciation and amortization	12	868	698	609
Share of profit of joint ventures and associates, net of dividends received		(33)	(80)	(131)
Gain on deconsolidation of subsidiaries	8	(265)	—	—
Finance income, net		(99)	(77)	(58)
Gain on revaluation of investment in associates	8	—	—	(155)
Other, net		34	13	26
Working capital changes:
Inventories		(236)	(143)	150
Trade and other receivables		(2,225)	(1,998)	(454)
Trade and other payables		3,361	2,208	1,086
Interest received		113	108	77
Interest paid		(21)	(33)	(22)
Income tax paid		(642)	(587)	(451)
Net cash flows provided by operating activities		4,757	3,181	3,650

INVESTING ACTIVITIES
Purchases of property, plant and equipment		(1,292)	(1,771)	(906)
Investment in associates and joint ventures		(567)	(35)	(189)
Acquisition of subsidiaries, net of cash acquired	8	(413)	(261)	83
Deconsolidation of subsidiaries		(238)	—	—
Proceeds from disposal of subsidiaries, property, plant and equipment		29	172	17
Other investing activities		(8)	(27)	—
Net cash flows used in investing activities		(2,489)	(1,922)	(995)

FINANCING ACTIVITIES
Proceeds from other borrowings		2,003	1,416	723
Repayments of other borrowings		(1,029)	(1,324)	(609)
Dividends paid to owners of the parent		(1,494)	(677)	(541)
Dividends paid to non-controlling interests		(915)	(895)	(421)
Other financing activities		86	86	54
Net cash used in financing activities		(1,349)	(1,394)	(794)

Net increase/(decrease) in cash and cash equivalents		919	(135)	1,861
Cash and cash equivalents at January 1	21	6,557	6,692	4,831
Cash and cash equivalents at December 31	21	7,476	6,557	6,692

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(RMB Millions)

1. Corporate information

Yanfeng Visteon Automotive Trim Systems Co., Ltd. (“Yanfeng”) is a Chinese-foreign equity joint venture 50% owned by HuaYu Automotive System Group Limited (“HUAYU”) and 50% owned by Visteon International Holdings Inc. LLC ("VIHI" or “Visteon”), respectively. The registered capital of Yanfeng is USD 139.2 million and the registered office is located in Shanghai, the People's Republic of China. The principal activities of Yanfeng and its subsidiaries (the "Group") include the production and sale of component parts for autos, trucks and motorcycles; automotive electronics and instruments; tooling; stamping parts; and standard fasteners.

On August 12, 2013, Yanfeng entered into a Master Agreement (the "Master Agreement") with HUAYU, Yanfeng Visteon Automotive Electronics Co., Ltd. ("YFVE") and VIHI, pursuant to which, VIHI and HUAYU agreed to modify their existing ownership interests in certain automotive interiors and electronics businesses. On December 17, 2013 and in connection with the Master Agreement, HUAYU acquired VIHI's 50% ownership interest in Yanfeng. The ultimate holding company of the Group at December 31, 2013 was Shanghai Automotive Industry Corporation ("SAIC"). In January 2014, the Group changed its registered name to Yanfeng Automotive Trim Systems Co., Ltd.

Other transactions contemplated under the Master Agreement that occurred during the year ended December 31, 2013 were primarily related to electronics businesses of Yanfeng and are discussed in greater detail under note 8 to the consolidated financial statements, entitled "Business combinations and acquisition of non-controlling interests." Other transactions contemplated under the Master Agreement not completed during 2013 remain subject to substantive closing conditions, including government and regulatory approvals. Such transactions are expected to be substantially completed in multiple stages by January 1, 2017.

2. Basis of preparation

The consolidated financial statements of the Group have been prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board ("IFRS"). The consolidated financial statements have been prepared on a historical cost basis and are presented in Renminbi ("RMB") with all values rounded to the nearest million, except when otherwise indicated.

3. Basis of consolidation

The consolidated financial statements comprise the financial statements of Yanfeng and its subsidiaries. Subsidiaries are consolidated from the date on which control is obtained and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as Yanfeng, using consistent accounting policies. All intra-group balances, transactions, unrealized gains and losses resulting from intra-group transactions and dividends are eliminated in full. Profit or loss and each component of other comprehensive income (“OCI”) are attributed to the equity holders of Yanfeng and to the non-controlling interests, even if this results in the non-controlling interests having a deficit balance. When necessary, adjustments are made to the financial statements of subsidiaries to bring their accounting policies in line with the Group’s accounting policies.

Control is achieved when the Group is exposed, or has rights, to variable returns from its involvement with the investee and has the ability to affect those returns through its power over the investee. Specifically, the Group controls an investee if and only if the Group has:

•	Power over the investee (i.e. rights to direct the relevant activities of the investee);

•	Exposure, or rights, to variable returns from its involvement with the investee, and

•	The ability to use its power over the investee to affect its returns.

When the Group has less than a majority of the voting or similar rights of an investee, the Group considers all relevant facts and circumstances in assessing whether it has power over an investee, including:

•	The contractual arrangement with the other shareholders with voting rights of the investee;

•	Rights arising from other contractual arrangements; or

•	The Group’s voting rights and potential voting rights.

The Group re-assesses whether or not it controls an investee if facts and circumstances indicate that there are changes to one or more of the three elements of control. Consolidation of a subsidiary begins when the Group obtains control over the subsidiary and ceases when the Group loses control of the subsidiary. Assets, liabilities, income and expenses of a subsidiary acquired or disposed of during the year are included in the statement of comprehensive income from the date the Group gains control until the date the Group ceases to control the subsidiary.

Notes to Consolidated Financial Statements
(RMB Millions)

A change in the ownership interest of a subsidiary without a loss of control is accounted for as an equity transaction. If the Group loses control over a subsidiary, it will:

•	de-recognize the assets (including goodwill) and liabilities of the subsidiary;

•	de-recognize the carrying amount of any non-controlling interests;

•	de-recognize the cumulative translation differences recorded in equity;

•	recognize the fair value of the consideration received;

•	recognize the fair value of any investment retained;

•	recognize any surplus or deficit in profit or loss; and,

•	reclassify the parent’s share of components previously recognized in OCI to profit or loss or retained earnings, as appropriate, as would be required if the Group had directly disposed of the related assets or liabilities.

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

When the Group acquires a business, it assesses the financial assets and liabilities assumed for appropriate classification and designation in accordance with the contractual terms, economic circumstances and pertinent conditions at the acquisition date. If the business combination is achieved in stages, the previously held equity interest is remeasured at its acquisition date fair value and any resulting gain or loss is recognized in profit or loss included in finance income (cost).

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

Where goodwill has been allocated to a cash-generating unit and part of the operation within that unit is disposed, the goodwill associated with the operation disposed is included in the carrying amount of the operation when determining the gain or loss on disposal. Goodwill disposed under this circumstance is measured based on the relative values of the operation disposed and the portion of the cash-generating unit retained.

4.2 Investments in joint ventures

Investments in joint ventures relate to investments in entities where the Group has joint control over the economic activities of the entity through contractual arrangement. The Group accounts for its investments in joint ventures using the equity method. Under the equity method, the investment in the joint venture is carried on the statement of financial position at cost plus post acquisition changes in the Group’s share of net assets of the joint venture. Goodwill relating to the joint venture is included in the carrying amount of the investment. The Group’s share of profit of joint ventures is shown on the face of the statement of profit or loss. This is the profit attributable to equity holders of the joint venture and, therefore, is profit after tax and non-controlling interests in the subsidiaries of the joint venture.

After application of the equity method, the Group determines whether it is necessary to recognize an additional impairment loss on its investment in its joint ventures. The Group determines at each reporting date whether there is any objective evidence that the investment in the joint venture is impaired. If this is the case, the Group calculates the amount of impairment as the difference between the recoverable amount of the joint venture and its carrying value and recognizes the amount in the “Share of results of joint ventures” in the statement of profit or loss.

Upon loss of joint control, the Group measures and recognizes its remaining investment at its fair value. The difference between the carrying amount of the investment upon loss of joint control and the fair value of the remaining investment and proceeds

Notes to Consolidated Financial Statements
(RMB Millions)

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

4.4 Foreign currency

The Group’s consolidated financial statements are presented in RMB, which is also the Group’s functional currency. Each entity in the Group determines its own functional currency, and items included in the financial statements of each entity are measured using that functional currency. Assets and liabilities of foreign operations are translated into RMB at the rate of exchange prevailing at the reporting date and their statement of profit or loss are translated at exchange rates prevailing at the dates of the transactions. Differences arising from the translation of foreign currencies are recognized in other comprehensive income. Transactions in foreign currencies are initially recorded by the Group entities at their respective functional currency spot rate at the date the transaction first qualifies for recognition. Financial assets and liabilities denominated in foreign currencies are revalued at the functional currency spot rate at each reporting date. Differences arising on settlement or translation of financial items are recognized in profit or loss. Non-financial items that are measured in terms of historical cost in a foreign currency are translated using the exchange rates as at the dates of the initial transactions.

4.5 Revenue recognition

Revenue is recognized to the extent that it is probable that the economic benefits will flow to the Group and the revenue can be reliably measured, regardless of when the payment is being made. Revenue is measured at the fair value of the consideration received or receivable, taking into account contractually defined terms of payment and excluding taxes or duty. Revenue from the sale of goods is recognized when the significant risks and rewards of ownership of the goods have passed to the buyer, recovery of the consideration is probable, the associated costs and possible return of goods can be estimated reliably, and there is no continuing management involvement with the goods and the amount of revenue can be measured reliably, usually on delivery of the goods. A summary of revenue is as follows:

	Year Ended December 31
	2013	2012	2011

Sale of automotive parts	48,902	38,756	34,467
Product tooling	403	461	411
Raw materials	390	375	261
Other	177	180	185
	49,872	39,772	35,324

4.6 Government grants

Government grants are recognized where there is reasonable assurance that the grant will be received and all attached conditions have been complied with. When the grant relates to an expense item, it is recognized as income on a systematic basis over the periods that the costs, which it is intended to compensate, are expensed. Where the grant relates to an asset, it is recognized as income in equal amounts over the expected useful life of the related asset. There are no unfulfilled conditions or contingencies associated with these grants. A summary of government grants is provided below.

	2013	2012

January 1	25	13
Grants received during the year	20	59
Amounts recognized as income during the year	(4)	(47)
Disposal of subsidiary	(11)	—
December 31	30	25

Notes to Consolidated Financial Statements
(RMB Millions)

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

•
In respect of deductible temporary differences associated with investments in subsidiaries, joint ventures and associates, deferred tax assets are recognized only to the extent that it is probable that the temporary differences will reverse in the foreseeable future and taxable profit will be available against which the temporary differences can be utilized.

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

4.8 Property, plant and equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Cost includes the amount paid to acquire the asset, amounts paid for replacement parts that extend the useful life of the asset. Repair and maintenance costs are recognized in the profit or loss as incurred. The present value of the expected cost for the decommissioning of the asset after its use is included in the cost of the respective asset if the recognition criteria for a provision are met. An item of property, plant and equipment is derecognized upon disposal or when no future economic benefits are expected from its use or disposal. Any gain or loss arising on derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the asset) is included in the statement of profit or loss when the asset is derecognized. Property, plant and equipment are depreciated using the straight-line method to allocate the cost of the assets to their estimated residual values over their estimated useful lives. For leasehold improvement, it is depreciated over the shorter of lease term and 5 years. For the property, plant and equipment that have been provided for impairment loss, the related depreciation charge is prospectively determined based upon the adjusted carrying amounts over their remaining useful lives.

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

Notes to Consolidated Financial Statements
(RMB Millions)

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

•
As lessee - Finance leases that transfer to the Group substantially all of the risks and benefits incidental to ownership of the leased item, are capitalized at the commencement of the lease at the fair value of the leased property or, if lower, at the present value of the minimum lease payments. Lease payments are apportioned between finance charges and reduction of the lease liability so as to achieve a constant rate of interest on the remaining balance of the liability. Finance charges are recognized in finance costs in the statement of profit or loss. A leased asset is depreciated over its estimated useful life. However, if there is no reasonable certainty that the Group will obtain ownership by the end of the lease term, the asset is depreciated over the shorter of the estimated useful life of the asset or the lease term. Operating lease payments are recognized as an operating expense in the statement of profit or loss on a straight-line basis over the lease term.

•
As lessor - The Group classifies leases as operating when substantially all the risks and benefits of ownership of the asset are not transferred to the lessee. Initial direct costs incurred in negotiating an operating lease are added to the carrying amount of the leased asset and recognized over the lease term on the same bases as rental income.

4.10 Finance costs

Finance costs include interest and other costs incurred in connection with the borrowing of funds and are expensed in the period in which they occur. The Group incurred finance costs of RMB 21 million, RMB 33 million and RMB 23 million for the years ended December 31, 2013, 2012 and 2011, respectively.

4.11 Investment property

Investment properties are initially measured at cost, including transaction costs. Subsequent to initial recognition, investment properties are evaluated under the cost model. Investment properties are depreciated over their estimated useful lives.

•	Buildings are depreciated on a straight-line basis over their estimated useful lives, which range from 20 to 30 years. The estimated residual value is 0%.

•	Land use rights are depreciated on a straight-line basis over their estimated useful lives of 50 years. The estimated residual value is 0%.

Investment properties are derecognized either when they have been disposed of or when they are permanently withdrawn from use and no future economic benefit is expected from their disposal. The difference between the net disposal proceeds and the carrying amount of the asset is recognized in the statement of profit or loss in the period of derecognition. Transfers are made to or from investment property only when there is a change in use. Transfers between investment property and owner-occupied property do not change the carrying amount of the property transferred for measurement or disclosure purpose.

4.12 Intangible assets

Intangible assets are initially measured at cost. Cost for intangible assets acquired in a business combination is based on estimated fair value at the date of acquisition. Following initial recognition, intangible assets are carried at cost less accumulated amortization. The useful lives of intangible assets are determined to be either finite or indefinite.

Intangible assets with finite lives are amortized over their useful economic lives and assessed for impairment whenever there is an indication that the intangible asset may be impaired. The amortization period and the amortization method for an intangible asset with a finite useful life is reviewed at least at the end of each reporting period. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset are accounted for by changing the amortization period or method, as appropriate, and are treated as changes in accounting estimates. The amortization expense on intangible assets with finite lives is recognized in the statement of profit or loss in the expense category consistent with the function of the intangible assets.

Intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually, either individually or at the cash-generating unit level. The assessment of indefinite life is reviewed annually to determine whether the indefinite life continues to be supportable. If not, the change in useful life from indefinite to finite is made on a prospective basis.

Notes to Consolidated Financial Statements
(RMB Millions)

Gains or losses arising from derecognition of an intangible asset are measured as the difference between the net disposal proceeds and the carrying amount of the asset and are recognized in the statement of profit or loss when the asset is derecognized.

Intangible assets include the following:

•
Patents - Patents are amortized on a straight-line basis over the shorter of the patent's estimated useful life or the protection period as stipulated by law. The estimated useful lives range from 3 years to 15 years.

•	Software - Software assets are amortized on a straight-line basis over the shorter of the estimated useful lives or as stipulated by law. The estimated useful lives range from 3 years to 10 years.

•
Customer Relationships - Customer relationships acquired from business combinations are amortized over their estimated beneficial years on straight-line basis. The estimated useful lives range from 2 years to 3 years.

•
Research and development costs - Internal research and development project costs are classified into either expenditures on the research phase, or expenditures on the development phase. This classification is based on the nature of the expenditure and whether there is material uncertainty that the research and development activities can form an intangible asset at end of the project. Expenditures on the research phase are recognized in profit or loss in the period incurred. Expenditures on the development phase are capitalized only if all of the following conditions are satisfied:

i.	it is technically feasible so that it will be available for use or sale;

ii.	management intends to complete the intangible asset, and use or sell it;

iii.	it can be demonstrated how the intangible asset will generate economic benefits;

iv.	there are adequate technical, financial and other resources to complete the development and the ability to use or sell the intangible asset; and

v.	the expenditure attributable to the intangible asset during its development phase can be reliably measured;

vi.	the ability to use the intangible asset generated.

Other development expenditures that do not meet the conditions above are recognized in profit or loss in the period in which they are incurred. Development costs previously recognized as expenses are not recognized as an asset in a subsequent period. Capitalized expenditures on the development phase are presented as development costs in the statement of financial position and transferred to intangible assets at the date that the asset is ready for its intended use.

4.13 Land use rights

Land use rights represent acquisition costs of leasehold land less impairment losses, if any, and are amortized on the straight-line basis over their estimated useful lives. If the purchase costs of land use rights and the buildings located thereon cannot be reliably allocated between the land use rights and the buildings, all of the purchase costs are recognized as property, plant and equipment. A summary of land use right carrying amounts is as follows:

	2013	2012

January 1	438	164
Additions	42	107
Disposals	(20)	—
Transfer to investment property	(10)	—
Acquisition of subsidiary	—	176
Disposal of subsidiary	(19)	—
Amortization for the year	(10)	(9)
December 31	421	438

The leasehold land assets are held under long term leases and are situated in Mainland China.

4.14 Financial instruments

Financial assets - Financial assets within the scope of IAS 39 are classified as financial assets at fair value through profit or loss, loans and receivables, held-to-maturity investments, available-for-sale financial assets, or as derivatives designated as hedging instruments in an effective hedge, as appropriate. The Group determines classification of its financial assets at initial recognition. The Group’s financial assets include restricted cash, cash and cash equivalent, trade and other receivables which

Notes to Consolidated Financial Statements
(RMB Millions)

are classified as "loans and receivables" and are recognized initially at fair value plus transaction costs. After initial measurement, such financial assets are subsequently measured at amortized cost using the effective interest rate method ("EIR"), less impairment. Amortized cost is calculated by taking into account any discount or premium on acquisition and fees or costs that are an integral part of the EIR. The EIR amortization is included in finance income in the statement of profit or loss. The losses arising from impairment are recognized in the statement of profit or loss in finance costs.

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

The carrying amount of the asset is reduced through the use of an allowance account and the amount of the loss is recognized in the statement of profit or loss. Interest income continues to be accrued on the reduced carrying amount and is accrued using the rate of interest used to discount the future cash flows for the purpose of measuring the impairment loss. The interest income is recorded as part of finance income in the statement of profit or loss. Loans together with the associated allowance are written off when there is no realistic prospect of future recovery and all collateral has been realized or has been transferred to the Group. If, in a subsequent year, the amount of the estimated impairment loss increases or decreases because of an event occurring after the impairment was recognized, the previously recognized impairment loss is increased or reduced by adjusting the allowance account. If a write-off is later recovered, the recovery is credited to finance costs in the statement of profit or loss.

Financial liabilities - Financial liabilities within the scope of IAS 39 are classified as financial liabilities at fair value through profit or loss, loans and borrowings, or as derivatives designated as hedging instruments in an effective hedge, as appropriate. The Group determines the classification of its financial liabilities at initial recognition. The Group’s financial liabilities include trade and other payables, loans and borrowings, which are classified as "loans and borrowings" and are recognized initially at fair value plus transaction costs. Interest bearing loans and borrowings are subsequently measured at amortized cost using the effective interest rate method. Gains and losses are recognized in the statement of profit or loss when the liabilities are derecognized as well as through the effective interest rate method (EIR) amortization process. Amortized cost is calculated by taking into account any discount or premium on acquisition and fees or costs that are an integral part of the EIR. The EIR amortization is included in finance costs in the statement of profit or loss. A financial liability is derecognized when the obligation under the liability is discharged, canceled or expires. When an existing financial liability is replaced by another from the same lender on substantially different terms, or the terms of an existing liability are substantially modified, such an

Notes to Consolidated Financial Statements
(RMB Millions)

exchange or modification is treated as a derecognition of the original liability and the recognition of a new liability. The difference in the respective carrying amounts is recognized in the statement of profit or loss.

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

Fair value of financial instruments - The fair value of financial instruments that are traded in active markets at each reporting date is determined by reference to quoted market prices or dealer price quotations (bid price for long positions and ask price for short positions), without any deduction for transaction costs. For financial instruments not traded in an active market, the fair value is determined using appropriate valuation techniques. Such techniques may include:

•	Using recent arm’s length market transactions;

•	Reference to the current fair value of another instrument that is substantially the same; or

•	A discounted cash flow analysis or other valuation models.

4.15 Inventories

Inventories, including raw materials, work in progress and finished goods are measured at the lower of cost and net realizable value determined on a first-in, first-out basis. Raw materials are carried at purchase cost and work in progress and finished goods are carried at production cost. Production cost includes the cost of raw materials, supplies and labor used in production, and other direct production and indirect plant costs, excluding overhead costs not related to production. Inventories are comprised of the following:

	December 31 2013	December 31 2012

Raw materials	709	608
Work in progress	134	147
Finished goods	409	423
	1,252	1,178
Less: valuation reserve	(49)	(65)
	1,203	1,113

The valuation reserve for inventories is determined as the amount by which the carrying value of the inventories exceed their net realizable value. Net realizable value is determined based on the estimated selling price in the ordinary course of business, less the estimated costs to complete and estimated costs necessary to make the sale and related taxes.

4.16 Impairment of non-financial assets

The Group assesses at each reporting date whether there is an indication that an asset may be impaired. If any indication exists, or when annual impairment testing for an asset is required, the Group estimates the asset’s recoverable amount. An asset’s recoverable amount is the higher of an asset’s or cash-generating units ("CGU") fair value less costs to sell and its value in use. It is determined for an individual asset, unless the asset does not generate cash inflows that are largely independent of those from other assets or groups of assets. Where the carrying amount of an asset or CGU exceeds its recoverable amount, the asset is considered impaired and is written down to its recoverable amount. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. In determining fair value less costs to sell, recent market transactions are taken into account, if available. If no such transactions can be identified, an appropriate valuation model is used. These calculations are corroborated by valuation multiples, quoted share prices for publicly traded subsidiaries or other available fair value indicators.

The Group bases its impairment calculation on detailed budgets and forecast calculations, which are prepared separately for each of the Group’s CGUs to which the individual assets are allocated. These budgets and forecast calculations generally cover a period of five years. For longer periods, a long-term growth rate is calculated and applied to project future cash flows after the fifth year. Impairment losses of continuing operations, including impairment on inventories, are recognized in the statement of profit or loss in expense categories consistent with the function of the impaired asset, except for properties previously revalued with the revaluation taken to OCI. For such properties, the impairment is recognized in OCI up to the amount of any previous revaluation.

Notes to Consolidated Financial Statements
(RMB Millions)

For assets excluding goodwill, an assessment is made at each reporting date to determine whether there is an indication that previously recognized impairment losses no longer exist or have decreased. If such indication exists, the Group estimates the asset’s or CGU’s recoverable amount. Property, plant and equipment, intangible assets with finite useful lives, investment properties measured using the cost model and long-term equity investments in subsidiaries, joint ventures and associates are tested for impairment if there is any indication that the assets may be impaired at the end of the reporting period. If the result of the impairment test indicates that the recoverable amount of an asset is less than its carrying amount, a provision for impairment and an impairment loss are recognized for the amount by which the asset’s carrying amount exceeds its recoverable amount. The recoverable amount is the higher of an asset’s fair value less costs to sell and the present value of the future cash flows expected to be derived from the asset. Provision for asset impairment is determined and recognized on the individual asset basis. If it is not possible to estimate the recoverable amount of an individual asset, the recoverable amount of a group of assets to which the asset belongs is determined. A group of assets is the smallest group of assets that is able to generate independent cash inflows. A previously recognized impairment loss is reversed only if there has been a change in the assumptions used to determine the asset’s recoverable amount since the last impairment loss was recognized. The reversal is limited so that the carrying amount of the asset does not exceed its recoverable amount, nor exceed the carrying amount that would have been determined, net of depreciation, had no impairment loss been recognized for the asset in prior years. Such reversal is recognized in the statement of profit or loss unless the asset is carried at a revalued amount, in which case, the reversal is treated as a revaluation increase.

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

4.17 Cash and short-term deposits

Cash and short-term deposits in the statement of financial position include cash on hand, cash at banks and highly liquid short-term deposits. For the purpose of the consolidated statement cash flows, cash and cash equivalents consist of cash and short-term deposits as defined above, net of outstanding bank overdrafts and restricted cash.

4.18 Employee retirement benefits

Pursuant to the relevant regulations of the PRC government, the companies comprising the Group operating in Mainland China (the“PRC group companies”) have participated in a local municipal government retirement benefit scheme (the “Scheme”), whereby the PRC group companies are required to contribute a certain percentage of the salaries of their employees to the Scheme to fund their retirement benefits. The only obligation of the Group with respect to the Scheme is to pay the ongoing contributions under the Scheme. Contributions under the Scheme are charged to the statement of profit or loss as incurred.

4.19 Provisions

Provisions are recognized when the Group has a present obligation (legal or constructive) as a result of a past event, and it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of the obligation. Where the Group expects some or all of a provision to be reimbursed, for example under an insurance contract, the reimbursement is recognized as a separate asset but only when the reimbursement is virtually certain. The expense relating to a provision is presented in the statement of profit or loss net of any reimbursement. A summary of provisions is as follows:

	Claims	Warranty	Total

Balance at December 31, 2011	10	10	20
Arising during the year	14	52	66
Utilized during the year	—	(36)	(36)
Balance at December 31, 2012	24	26	50
Arising during the year	7	15	22
Utilized during the year	(2)	(14)	(16)
Balance at December 31, 2013	29	27	56

Provisions for claims are recognized when the potential claims for damages directly caused by the Group from its suppliers, customers and other parties exist and the Group is willing or will be forced to undertake such liability when the claims are raised. The Group provides warranties for certain automotive products and undertake to repair or replace items that fail to

Notes to Consolidated Financial Statements
(RMB Millions)

perform satisfactorily. The amount of provision for product warranties is estimated based on the sales volume and past experience of the level of repairs and returns. Estimated claim and warranty provisions are reviewed on an ongoing basis and revised when appropriate.

4.20 Dividends

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

5. Significant accounting judgments, estimates and assumptions

The preparation of the Group's consolidated financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities, and the disclosure of contingent liabilities. Uncertainty about these assumptions and estimates could result in outcomes that require a material adjustment to the carrying amount of the asset or liability affected in future periods. The Group continually evaluates the critical accounting estimates and key judgments applied based on historical experience and other factors, including expectations of future events that are believed to be reasonable. The critical accounting estimates and key assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next accounting year are outlined below.

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

Deferred tax assets are recognized for unused tax losses to the extent that it is probable that taxable profit will be available against which the losses can be utilized. Significant management judgment is required to determine the amount of deferred tax assets that can be recognized, based upon the likely timing and the level of future taxable profits together with future tax planning strategies. The carrying amounts of deferred tax assets in respect of unused tax losses as of December 31, 2013 and 2012 were RMB 48 million and RMB 27 million, respectively.

The Group had unrecognized tax losses carried forward of RMB 78 million and RMB 138 million as of December 31, 2013 and 2012 respectively. These losses relate to subsidiaries that have a history of losses, do not expire and may not be used to offset taxable income elsewhere in the Group. The subsidiary has no temporary taxable differences or any tax planning opportunities available that could partly support the recognition of these losses as deferred tax assets. If the Group was able to recognize all unrecognized deferred tax assets, profit would be increased by RMB 20 million and RMB 35 million for years ended December 31, 2013 and 2012, respectively.

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

Product warranty - The Group accrues for warranty obligations for products sold based on management estimates, with support from the Group’s sales, engineering, quality and legal functions, of the amount that eventually will be required to settle such obligations. This accrual is based on several factors, including contractual arrangements, past experience, current claims, production changes, industry developments and various other considerations. Amounts accrued are based upon management’s best estimate of the amount that will ultimately be required to settle such claims. The carrying amounts of the provision of product warranty as of December 31, 2013 and 2012 were RMB 27 million and RMB 26 million, respectively.

6. New and amended standards and interpretations

Accounting policies of the Group are consistent with those of the prior year, except for the following new and revised standards and amendments to IFRS effective as of January 1, 2013.

Notes to Consolidated Financial Statements
(RMB Millions)

IFRS 1 First-time Adoption of International Financial Reporting Standards - Government Loans - Amendments to IFRS 1 - These amendments require first-time adopters to apply the requirements of IAS 20 Accounting for Government Grants and Disclosure of Government Assistance, prospectively to government loans existing at the date of transition to IFRS. Entities may choose to apply the requirements of IFRS 9 (or IAS 39, as applicable) and IAS 20 to government loans retrospectively if the information needed to do so had been obtained at the time of initially accounting for that loan. The exception would give first-time adopters relief from retrospective measurement of government loans with a below-market rate of interest. The amendment was effective for annual periods on or after January 1, 2013. The amendment has no impact on the Group.

IFRS 7 Financial Instruments: Disclosures - Offsetting Financial Assets and Financial Liabilities - Amendments to IFRS 7 - These amendments require an entity to disclose information about rights to set-off related arrangements (e.g., collateral agreements). The disclosures would provide users with information that is useful in evaluating the effect of netting arrangements on an entity’s financial position. The new disclosures are required for all recognized financial instruments that are set off in accordance with IAS 32 Financial Instruments: Presentation. The disclosures also apply to recognized financial instruments that are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are set off in accordance with IAS 32. These amendments were effective for annual periods beginning on or after January 1, 2013. The amendment has no impact on the Group.

IFRS 10 Consolidated Financial Statements, IAS 27 Separate Financial Statements - IFRS 10 replaces the portion of IAS 27 Consolidated and Separate Financial Statements that addresses the accounting for consolidated financial statements. It also addresses the issues raised in SIC-12 Consolidation - Special Purpose Entities. IFRS 10 establishes a single control model that applies to all entities including special purpose entities. The changes introduced by IFRS 10 will require management to exercise significant judgment to determine which entities are controlled and therefore are required to be consolidated by a parent, compared with the requirements that were in IAS 27. This standard was effective for annual periods beginning on or after January 1, 2013 and had no impact to the currently held investments of the Group.

IFRS 11 Joint Arrangements - IFRS 11 replaces IAS 31 Interests in Joint Ventures and SIC-13 Jointly-controlled Entities - Non-monetary Contributions by Venturers. IFRS 11 removes the option to account for jointly controlled entities (“JCEs”) using proportionate consolidation. Instead, JCEs that meet the definition of a joint venture must be accounted for using the equity method. This standard was effective for annual periods beginning on or after January 1, 2013. The amendment has no impact on the Group.

IFRS 12 Disclosure of Interests in Other Entities - IFRS 12 sets out the requirements for disclosures relating to an entity’s interests in subsidiaries, joint arrangements, associates and structured entities. The requirements in IFRS 12 are more comprehensive than the previously existing disclosure requirements for subsidiaries. For example, where a subsidiary is controlled with less than a majority of voting rights. While the Group has subsidiaries with material non-controlling interests, there are no unconsolidated structured entities. IFRS 12 disclosures are provided in Note 10.

IFRS 13 Fair Value Measurement - IFRS 13 establishes a single source of guidance under IFRS for all fair value measurements. IFRS 13 does not change when an entity is required to use fair value, but rather provides guidance on how to measure fair value under IFRS. IFRS 13 defines fair value as an exit price. As a result of the guidance in IFRS 13, the Group re-assessed its policies for measuring fair values. IFRS 13 also requires additional disclosures. Application of IFRS 13 has not materially impacted the fair value measurements of the Group. Additional disclosures where required, are provided in the individual notes relating to the assets and liabilities whose fair values were determined. Fair value hierarchy is provided in Note 27.

IAS 1 Presentation of Items of Other Comprehensive Income - Amendments to IAS 1 - The amendments to IAS 1 introduce a grouping of items presented in OCI. Items that will be reclassified (‘recycled’) to profit or loss at a future point in time (e.g., net loss or gain on AFS financial assets) have to be presented separately from items that will not be reclassified (e.g., revaluation of land and buildings). The amendments affect presentation only and have no impact on the Group’s financial position or performance.

IAS 1 Clarification of the requirement for comparative information (Amendment) - These amendments clarify the difference between voluntary additional comparative information and the minimum required comparative information. An entity must include comparative information in the related notes to the financial statements when it voluntarily provides comparative information beyond the minimum required comparative period. The amendments affect presentation only and have no impact on the Group’s financial position or performance.

IAS 19 Employee Benefits (Revised) - The IASB has issued numerous amendments to IAS 19. These range from fundamental changes such as removing the corridor mechanism and the concept of expected returns on plan assets to simple clarifications and re-wording. The amended standard will impact the net benefit expense as the expected return on plan assets will be calculated using the same interest rate as applied for the purpose of discounting the benefit obligation. The amendment was effective for annual periods beginning on or after January 1, 2013. The Revised IAS 19 amended the definition of short-term

Notes to Consolidated Financial Statements
(RMB Millions)

employee benefits and requires employee benefits to be classified as short-term based on expected timing of settlement rather than the employee’s entitlement to the benefits. The change in accounting policy has been applied retrospectively. The new interpretation did not have a material impact on the Group.

IFRIC 20 Stripping Costs in the Production Phase of a Surface Mine - This interpretation applies to waste removal (stripping) costs incurred in surface mining activity, during the production phase of the mine. The interpretation addresses the accounting for the benefit from the stripping activity. The interpretation was effective for annual periods beginning on or after January 1, 2013. The new interpretation did not have an impact on the Group.

7. Standards issued but not yet effective

The standards and interpretations that are issued but not yet effective up to the date of issuance of the Group’s financial statements are disclosed below. The Group intends to adopt these standards, if applicable, when they become effective.

Standard/Interpretation		Issued by IASB	Effective date	Expected effects
IFRS 12	Investment Entities (Amendments to IFRS 10, IFRS 12, IAS 27)	Oct 31, 2012	Jan.1, 2014	Not applicable
IAS 32	Financial Instruments: Presentation - Offsetting Financial Assets and Liabilities	Dec. 16, 2011	Jan.1, 2014	No material changes
IAS 36	Impairment of Assets - Amendments to IAS 36	Jun. 27, 2013	Jan 1, 2014	No material effects
IAS 39	Novation of Derivatives and Continuation of Hedge Accounting	Jun. 27, 2013	Jan. 1, 2014	No material effects
IFRIC 21	Levies	May 20, 2013	Jan.1, 2014	No material effects
IFRS 8	Operating segments	Dec 12, 2013	July 1, 2014	Not applicable
IAS 24	Related Party Disclosure	Dec 12, 2013	July 1, 2014	Not applicable
IFRS 9	Financial Instruments: Classification and Measurement	Nov 12, 2009 / Oct 28, 2010	Jan 1, 2015	Changes accounting for fair value changes in financial instruments previously classified as available for sale

8. Business combinations and acquisition of non-controlling interests
Acquisition of Johnson Controls Automotive Trim Systems (Kunshan) Co., Ltd.

On July 2, 2013, Shanghai Yanfeng Johnson Controls Seating Co., Ltd. (“Yanfeng Johnson Seating”) acquired 100% equity interest of Johnson Controls Automotive Systems (Kunshan) Co., Ltd. (“Johnson Controls Kunshan”) from CRH Automotive GmbH, a wholly owned subsidiary of Johnson Control Inc., for total cash consideration of RMB 429 million. The purpose of the acquisition is to expand current relationship with a key customer, grow business with an OEM in Beijing on the luxury car segment and consolidate seating frame business. The Group accounted for the acquisition as a purchase and measured the identifiable assets and liabilities of Johnson Controls Kunshan at fair value.

The acquisition was a bargain purchase and a gain was recognized and measured as follows:

Cash consideration	429
Fair value of the identifiable net assets obtained	(437)
Gain from bargain purchase	(8)

Notes to Consolidated Financial Statements
(RMB Millions)

The fair values of the identifiable assets and liabilities of Johnson Controls Kunshan as of the acquisition date were as follows:

Fair value recognized on the date of acquisition
Cash	16
Accounts receivable	178
Inventory	65
Prepayment and other current assets	182
Property, plant and equipment	38
Intangible assets	293
Deferred tax assets	5
Total assets	777
Accounts payable	(150)
Accrued expense and other current liabilities	(64)
Other liabilities	(51)
Deferred tax liabilities	(74)
Total liabilities	(339)
Total identifiable net assets at fair value	438

The analysis of cash flow on the acquisition was as follows:

Consideration settled in cash	429
Cash and cash equivalents in the subsidiary acquired	(16)
Net cash outflow on acquisition of the subsidiary	413

In connection with the acquisition, the Group acquired intangible assets of RMB 293 million, including customer-related assets and software at fair value. The estimated useful life of the intangible assets is 2 years and 3 years , respectively. The Group used discounted cash flow method to determine the fair value of Johnson Controls Kunshan and certain valuation techniques and related assumptions to determine fair value of assets and liabilities acquired, including the following:

•	Property, plant and equipment were evaluated by the replacement cost method.

•	Intangible assets were evaluated by the discounted multi-period excess earnings method.

•	The value of the working capital, including current assets and liabilities, was determined at fair value of each individual asset or liability.

The revenue and net (loss)/profit after tax of Johnson Controls Kunshan for the periods from the acquisition date to December 31, 2013 and from January 1, 2013 to December 31, 2013 were as follows:

	Acquisition date to December 31, 2013	January 1, 2013 to December 31, 2013

Revenue	411	785
Net (loss)/profit after tax	(2)	132

Restructuring of Various Automotive Electronics Investments

Pursuant to the Master Agreement, Yanfeng acquired a 38.532% direct ownership interest in Jiangsu Toppower Automotive Electronics Co., Ltd (“Toppower”). Prior to the acquisition, Yanfeng held a 58.44% indirect ownership interest in Toppower through its 60% owned and consolidated subsidiary YFVE. The acquisition was executed through two separate transactions. On November 5, 2013, Yanfeng acquired a 29.092% direct equity interest in Toppower from VIHI for cash consideration of RMB 64 million. On the same date, Yanfeng acquired an additional 9.44% direct equity interest in Toppower from YFVE for cash consideration of RMB 21 million. Additionally, Yanfeng entered into another agreement with the other non-controlling shareholder of Toppower to contractually control the voting rights representing 12.468% of the equity interest owned by the non-controlling shareholder.

On November 7, 2013 VIHI subscribed to an additional 11% ownership interest in YFVE for cash consideration of RMB 358 million, which resulted in dilution of Yanfeng's ownership in YFVE from a controlling 60% interest to a non-controlling 49%

Notes to Consolidated Financial Statements
(RMB Millions)

interest. Accordingly, Yanfeng deconsolidated YFVE and recorded a gain of RMB 265 million. The gain from deconsolidation of YFVE was calculated as follows:

Fair value of the 49% retained equity interest in YFVE	645
Carrying value of the 60% equity interest in YFVE	(380)
Gain from deconsolidation	265

The Group recognized the retained 49% equity interest in YFVE at its estimated fair value of RMB 645 million. Fair value was estimated by market approach with reference to the financial and market information of comparable companies operating in the same industry as YFVE and reasonable and supportable assumptions. The fair value measurement was classified within level 3 of the fair value hierarchy. The gain from re-measuring 49% investment retained in YFVE to fair value was recognized as part of the gain from deconsolidation and calculated as follows:

Fair value of the 49% equity interest after capital injection	645
Book value of the 49% equity interest before capital injection	(486)
Gain from fair value remeasurement	159

Upon the completion of the above transaction, the remaining 49% of the equity interest in YFVE was classified as investment in associates on the Group's consolidated statement of financial position.

On November 26, 2013, the Group and VIHI equally contributed USD 95.2 million (RMB 295 million) to form a Sino-foreign joint venture investment-oriented company with the proposed name of Yanfeng Visteon Electronics (China) Investment Co., Ltd. (“HoldCo”) with each of the Group and VIHI owning 50% of the outstanding equity of HoldCo. In connection with such formation, to provide capital to HoldCo, and pursuant to the Master Agreement the Group shall transfer its 49% equity interest in YFVE and YFVE shall transfer its 49% equity interest in Toppower along with investments in certain other subsidiaries to HoldCo. None of these transfers were completed as of December 31, 2013, but all are expected to be completed during 2014. Thus, the investment in YFVE was classified as an asset held-for-sale at fair value of RMB 667 million as of December 31, 2013. As of December 31, 2013, the Group accounted for its equity investment in HoldCo as a joint venture under the equity method.

Acquisition of 50% equity interest in Dongfeng Visteon (ShiYan) Automotive Trim System Co., Ltd.

On June 3, 2013, Yanfeng acquired 10% equity interest in Dongfeng Visteon (ShiYan) Automotive Trim System Co., Ltd ("ShiYan") from Dongfeng Automotive Co., Ltd. and 40% equity interest in Dongfeng Visteon Automotive Trim System Co., Ltd., respectively, for a total of cash consideration of RMB 212 million. Following the completion of these transactions, Yanfeng held a total 50% non-controlling equity interest and accounted for ShiYan as a joint venture under the equity method.
In December 2013, Yanfeng entered into a share transfer agreement with Yanfeng Visteon Investment Co., Ltd. to sell its 50% equity interest in ShiYan for a cash consideration of RMB 212 million. The transfer was approved by the government in December 2013 and the consideration was paid in full during January 2014. In connection with the transfer , the Group entered into a shareholding arrangement (the “Share Re-purchase Agreement”) with Yanfeng Visteon Investment Co. and the other joint venture partner to repurchase the 50% equity interest in ShiYan from Yanfeng Visteon Investment Co., Ltd. after December 31, 2015, but before March 31, 2016. Pursuant to the Share Re-purchase Agreement, the Group agrees to provide a loan (the “Loan”) to Yanfeng Visteon Investment Co.. The Loan is to provide funding to Yanfeng Visteon Investment Co. for the purchase of ShiYan; due after the collection of the proceeds from the re-purchase by the Group; and, is based on an interest rate at 3.5% per annum.

Yanfeng Visteon Investment Co. agreed to obtain the proxy or consent of the Group in executing its voting rights in the board of ShiYan. The voting rights include but are not limit to: the election of board of directors; the appointment of executives; the revision, amendment or termination of the joint venture agreement; and, the approval of distribution of dividend. The arrangements allow the Group to retain the rights and rewards as if it was the shareholder of ShiYan through direct equity ownership. As of December 31, 2013, the Group accounted for its investment in ShiYan as a joint venture under the equity method and recorded a non-current liability corresponding to the purchase agreement.

Acquisition of Dongfeng Visteon Trim System Co., Ltd.

On June 26, 2013, Yanfeng acquired an additional 10% of equity interest in Dongfeng Visteon Trim System Co., Ltd. from VIHI for cash consideration of RMB 61 million. Upon the completion of the transaction, Yanfeng held a 50% non-controlling equity interest in Dongfeng Visteon Trim System Co., Ltd. Yanfeng accounts for its investment in Dongfeng Visteon Trim System Co., Ltd. as a joint venture under the equity method.

Notes to Consolidated Financial Statements
(RMB Millions)

Disposal of 15% equity interest inYanfeng Visteon (Hefei) Automotive Trim Systems Co., Ltd.

On December 26, 2013, the noncontrolling shareholder of the Group’s subsidiary Yanfeng Visteon (Hefei) Automotive Trim Systems Co., Ltd. (“Yanfeng Visteon Hefei”), Anhui Jianghuai Automobile Co., Ltd. subscribed additional equity interest in Yanfeng Visteon Hefei with a cash injection of RMB 23 million to Yanfeng Visteon Hefei. After the capital injection, the Group’s percentage of ownership in Yanfeng Visteon Hefei was diluted from 80% to 65%. The transaction was treated as a deemed disposal by the Group. The difference between the book value of identifiable net assets of Yanfeng Visteon Hefei at the percentage of the Group's ownership before the cash injection and the fair value of identifiable net assets at the percentage of the Group's ownership after the cash injection was adjusted to capital surplus. The reconciliation of capital surplus was as follows:

Fair value of 65% equity interest after capital injection	14
Book value of 80% equity interest before capital injection	(11)
Adjustment to capital surplus	3

Acquisition of Shanghai Yanfeng Johnson Industrial Co., Ltd.

On July 30, 2012, Shanghai Yanfeng Johnson Controls Seating Co., Ltd. (“Yanfeng Johnson Seating”), a 50.01% owned subsidiary of the Group, acquired 54.92% equity interest of Shanghai Yanfeng Johnson Industrial Co., Ltd. (“Yanfeng Johnson Industrial”) from Shanghai Yankang Auto Parts Co., Ltd., a third party shareholder, with a total cash consideration of RMB 191 million. Yanfeng Johnson Seating originally owned 45.08% of voting shares of Yanfeng Johnson Industrial and accounted for the investment under equity method before the acquisition. Upon the completion of the acquisition, Yanfeng Johnson Seating owned 100% shareholding and 100% voting rights of Yanfeng Johnson Industrial and obtained control. Yanfeng Johnson Seating consolidated Yanfeng Johnson Industrial upon the acquisition. The purpose of the acquisition was to obtain the assets for the production of spare parts under seating business line.

The Group accounted for the acquisition as step acquisition and measured the identifiable assets and liabilities of Yanfeng Johnson Industrial at fair value. The acquisition was a bargain purchase. A gain was recognized and measured as follows:

Cash paid	191
Fair value of previously held 45.08% equity interest	157
Total	348
Less: Fair value of the identifiable net assets obtained	(349)
Gain from bargain purchase	(1)

The fair value of the identifiable assets and liabilities of Yanfeng Johnson Industrial as of the acquisition date was as follows:

Fair value recognized on the date of acquisition
Property, plant and equipment	152
Land use rights	176
Trade and other receivables	15
Cash and cash equivalents	7
350
Trade and other payables	(1)
Total identifiable net assets at fair value	349

The analysis of cash flow on the acquisition was as follows:

Consideration settled in cash	(191)
Cash and cash equivalents acquired with the subsidiary	7
Net cash outflow on acquisition	(184)

The group used certain valuation techniques and related assumptions to determine fair value of assets and liabilities of Yanfeng Johnson Industrial as of the acquisition date, as follows:

•	Property, plant and equipment were evaluated by the replacement cost method.

•	Land use rights were evaluated by the incremental cost approach.

Notes to Consolidated Financial Statements
(RMB Millions)

•
The fair value of trade and other receivables was RMB 15 million. The gross amount of trade and other receivables was RMB 15 million. However, none of the trade and other receivables was impaired and it was expected that the contractual amount can be collected.

•	The use of existing assets remained unchanged as the entity runs as a going-concern.

The revenue and net profit after tax of Yanfeng Johnson Industrial for the periods from the acquisition date to December 31, 2012 and from January 1, 2012 to December 31, 2012 were as follows:

	Acquisition date to December 31, 2012	January 1, 2012 to December 31, 2012

Revenue	8	16
Net loss after tax	(2)	(1)

Investment income from re-measurement of the 45.08% equity interest held before the acquisition date:

Fair value of the previously held 45.08% equity interest	157
Carrying amount of the previously held 45.08% equity interest	(157)
Investment income	—

Acquisition of Chongqing Yanfeng Johnson Controls Automotive Components Co., Ltd.

On June 28, 2011, Yanfeng Johnson Seating, a subsidiary of the Company, acquired additional 20% interest in Chongqing Yanfeng Johnson Controls Automotive Components Co., Ltd. (“Chongqing Yanfeng Johnson”) for total cash consideration of RMB 169 million. Total percentage of ownership increased from 30% to 50%, of which 10% interest from Chongqing Boao Industrial Co., Ltd. and 10% interest from Johnson Controls Asia Holdings Limited, respectively. In accordance with the joint venture agreement, Yanfeng Johnson Seating obtained rights to appoint 5 out of 8 members of the Board of Chongqing Yanfeng Johnson. Upon the completion of the acquisition, Yanfeng Johnson Seating obtained control of Chongqing Yanfeng Johnson through its voting right in the Board. Yanfeng Johnson Seating consolidated Chongqing Yanfeng Johnson upon the completion of the acquisition. The board of directors is the highest authority in Chongqing Yanfeng Johnson which decides on all significant matters, including Chongqing Yanfeng Johnson's annual budget, management appointment, and the profit distribution plan. The purpose of the acquisition was to obtain customer relationship and future business opportunity of Chongqing Yanfeng Johnson.

The fair values of the identifiable assets and liabilities of Chongqing Yanfeng Johnson as of the acquisition date are as follows:

Fair value recognized on the date of acquisition
Property, plant and equipment	90
Intangible assets	535
Inventories	62
Trade and other receivables	397
Cash and cash equivalents	175
Deferred tax assets	13
Total assets	1,272
Trade and other payables	(618)
Deferred tax liabilities	(74)
Borrowings and others	(12)
Total liabilities	(704)
Total identifiable net assets at fair value	568
Non-controlling interests measured at fair value	(284)
Net assets acquired	284
Goodwill arising on acquisition	71
Fair value of previously held 30% equity interest	(186)
Purchase price	169

Notes to Consolidated Financial Statements
(RMB Millions)

The analysis of cash flow on the acquisition is as follows:

Consideration settled in cash in 2011	(92)
Cash and cash equivalents acquired with the subsidiary	175
Net cash inflow in 2011	83

Consideration settled in cash in 2012	(77)

The Group used certain valuation techniques and assumptions, including:

•	Property, plant and equipment are evaluated by the replacement cost method.

•	Intangible assets are evaluated by the multi-period discounted cash flow approach.

•
The fair value of inventories, deferred tax assets and liabilities equal carrying amounts; trade and other receivables equal RMB 397 million, have not been impaired, and it is expected that the contractual amount can be collected.

•
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

9. Joint ventures and associates

The Group's share of profit in joint ventures and associates for the years ended December 31, 2013, 2012 and 2011 was RMB 311 million, RMB 237 million and RMB 298 million, respectively. A summary of investments in joint ventures and associates was as follows:

	December 31	December 31
	2013	2012

Joint ventures	1,366	660
Associates	730	235
Less: Assets classified as held for sale	(667)	—
	1,429	895

Notes to Consolidated Financial Statements
(RMB Millions)

Investments in joint ventures

The following tables provide summarized financial information of the Group’s joint ventures.

	December 31 2013	December 31 2012

Current assets	4,956	2,403
Non-current assets	1,940	1,027
Current liabilities	(4,287)	(2,072)
Non-current liabilities	(11)	(10)
Equity	2,598	1,348

	Year Ended December 31
	2013	2012

Revenue	7,113	4,821
Cost of sales	(5,547)	(3,727)
Selling, general and administrative expense	(924)	(602)
Income tax expense	(94)	(71)
Profit attributable to the owners for the year	548	421

Investments in associates

The associates are all private entities that are not listed on any public exchanges. The following table provides summarized financial information of the Group’s associates.

	December 31 2013	December 31 2012

Current assets	2,588	971
Non-current assets	530	481
Current liabilities	(1,955)	(850)
Non-current liabilities	(14)	(20)
Equity	1,149	582

	Year Ended December 31
	2013	2012

Revenue	2,923	1,410
Profit attributable to the owners for the year	355	89

Notes to Consolidated Financial Statements
(RMB Millions)

10. Material partly-owned subsidiaries

Non-controlling interests in the Group were RMB 2,707 million and RMB 2,721 million as of December 31, 2013 and 2012, respectively. Net profit attributable to non-controlling interests in the Group were RMB 1,199 million, RMB 1,049 million and RMB 971 million for the years ended December 31, 2013, 2012 and 2011, respectively. Shanghai Yanfeng Johnson Controls Seating Co., Ltd. (“Yanfeng Johnson Seating”), is a 50.01% owned and consolidated subsidiary of the Group and operates its business in the PRC. In general, the dividend policy of Yanfeng Johnson Seating is to declare a dividend equivalent to 100% of prior year distributable earnings payable within the year of dividend declaration. Summarized financial information of Yanfeng Johnson Seating is provided below.

Financial Position

	December 31 2013	December 31 2012
Total assets	5,788	4,730
Total liabilities	3,690	2,770
Loan balance	617	-
Accumulated non-controlling interests	1,048	980

Cash Flows

	Year Ended December 31
	2013	2012	2011
Net cash flows provided by operating activities	668	819	866
Net cash flows used in investing activities	(192)	(131)	(205)
Net cash flows used in financing activities*	(706)	(920)	(511)
* Net cash used in financing activities is comprised primarily of dividend payments and loan repayments.

11. Other income / (expense), net

Other income / (expense), net for the years ended December 31, 2013, 2012 and 2011 was RMB 254 million, RMB (13) million and RMB 169 million, respectively. Details are as provided in the following tables.

	Year Ended December 31
	2013	2012	2011
Other income:
Government grants	61	47	30
Investment income	269	1	155
Other	21	24	30
	351	72	215

	Year Ended December 31
	2013	2012	2011
Other expenses:
Foreign currency	73	53	26
Claims	7	14	—
Other	17	18	20
	97	85	46

Notes to Consolidated Financial Statements
(RMB Millions)

12. Depreciation, amortization and costs of inventories

	Year Ended December 31
	2013	2012	2011
Included in cost of sales:
Depreciation of property, plant and equipment	466	403	389
Depreciation of investment property	6	—	—
Amortization of intangible assets	1	22	12
Amortization of land use rights	4	3	3
Warranty provision	15	52	10
Cost of inventories	38,899	29,943	26,890
Operating lease expense	24	38	27

Included in administrative expenses:
Depreciation of property, plant and equipment	120	75	85
Amortization of intangible assets	264	185	117
Amortization of land use rights	6	6	1
Operating lease expense	31	46	29

Included in selling and distribution expenses:
Depreciation of property, plant and equipment	1	4	2

13. Employee benefits expense

	Year Ended December 31
	2013	2012	2011

Wages and salaries	1,816	1,661	1,155
Social security costs	609	503	379
Staff welfare and incentive funds	299	254	232
Others	170	172	131
	2,894	2,590	1,897

14. Income tax

Under the PRC Corporate Income Tax Law and the respective regulations, the corporate income tax for the Group, its subsidiaries and its jointly-controlled entities is calculated at rates ranging from 12% to 25%, on their estimated assessable profits for the year based on the existing legislation, interpretations and practices in respect thereof. As certain of the Group's subsidiaries and jointly-controlled entities are foreign investment enterprises, after obtaining authorization from the respective tax authorities, these subsidiaries and jointly-controlled entities are subject to a full corporate income tax exemption for the first two years and a 50% reduction in the succeeding three years, commencing from the first profitable year. After the implementation of the New Enterprise Income Tax Law from January 1, 2008, these subsidiaries and jointly-controlled entities will continue to enjoy the preferential income tax rate up to the end of the transition period, after which, the 25% standard rate applies. Profits tax for the state of Michigan has been provided at the rate of 40% on the estimated assessable profits during the year.

Components of income tax expense for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31
	2013	2012	2011
Current income tax:
Mainland China	747	543	476
United States of America	23	22	32
Deferred income tax	(115)	(95)	(97)
Total tax for the year	655	470	411

Notes to Consolidated Financial Statements
(RMB Millions)

A reconciliation of the income tax expense applicable to profit before tax at the statutory rate for the jurisdictions in which the Group is domiciled to the income tax expense at the effective income tax rate for the year was as follows:

	Year Ended December 31
	2013	2012	2011

Profit before tax	3,902	3,072	2,973
Income tax expense at the statutory tax rate of 25%	976	768	743
Reconciling items:
Profits and losses attributable to associates and joint ventures	(47)	(36)	(45)
Tax concessions and preferential tax rates under specific tax programs	(381)	(287)	(294)
Expenses not deductible for tax purposes	35	25	7
Difference between investment cost and tax base	72	—	—
Income tax expense at the Group's effective income tax rate	655	470	411

According to the application guidance enacted on the new enterprise income tax law, certain subsidiaries of the Group are eligible to receive a preferential tax rate under specific tax programs. Companies are entitled to receive a reduced tax rate , if certain criteria are met. Effective January 1, 2008, in accordance with the new enterprise income tax law in the PRC, a 10% tax should be withheld from dividends paid out of profits earned after January 1, 2008 to foreign investors of PRC enterprises, as a non-resident enterprise. Dividends paid to foreign investors are net of withholding tax.

Deferred income tax relates to the following:

	Consolidated Statements of Financial Position		Consolidated Statements of Profit or Loss
	December 31		Year Ended December 31
	2013	2012	2013	2012

Accrued expenses	319	256	(63)	(45)
Depreciation	12	18	6	(1)
Losses available to offset against future taxable income	48	27	(21)	(13)
Unrealized profits	36	20	(16)	(5)
Revaluation surplus upon acquisition of subsidiaries	(70)	(42)	28	(28)
Investment cost difference between accounting and tax	(72)	—	72	—
Other	17	15	(2)	(3)
Deferred tax income			4	(95)
Net deferred tax assets	290	294

Deferred tax assets and liabilities are presented in the statements of financial position as follows:

	December 31 2013	December 31 2012
Deferred tax assets	450	351
Deferred tax liabilities	(160)	(57)
Deferred tax assets, net	290	294

Reconciliation of deferred tax assets, net is as follows:

	2013	2012
January 1	294	199
Income tax benefit	115	95
Disposal of a subsidiary	(50)	—
Acquisition of a subsidiary	(69)	—
December 31	290	294

Notes to Consolidated Financial Statements
(RMB Millions)

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

	December 31 2013	December 31 2012

Tax losses	78	138

15. Investment property

	Buildings	Land use rights	Total
Cost:
January 1, 2013	—	—	—
Transfer from land use rights	—	10	10
Transfer from property, plant and equipment	220	—	220
December 31, 2013	220	10	230

Accumulated depreciation:
January 1, 2013	—	—	—
Transfer from land use rights	—	—	—
Transfer from property, plant and equipment	(19)	—	(19)
Depreciation during 2013	(6)	—	(6)
December 31, 2013	(25)	—	(25)

Net book value:
December 31, 2013	195	10	205

In 2013, the Group leased out buildings with a net book value of RMB 195 million and land use rights with a net book value of RMB 10 million. From the date of change of use, the building and land use rights were recognized as investment properties under cost method. A valuation based on income approach was performed and was classified within level 3 of the fair value hierarchy. The fair value of the investment property was approximately RMB 247 million as of December 31, 2013.

16. Property, plant and equipment

	Building	Machinery, tooling and equipment	Motor vehicle	Electronic and office equipment	Leasehold improvement	Others	Construction in progress	Total
Cost or valuation:
January 1, 2012	1,005	2,921	39	315	164	178	345	4,967
Additions	1	62	—	4	49	4	1,502	1,622
Acquisition of a subsidiary	152	—	—	—	—	—	—	152
Transfers from construction in progress	391	607	8	70	33	15	(1,124)	—
Disposals	(12)	(222)	(5)	(31)	(16)	(10)	—	(296)
December 31, 2012	1,537	3,368	42	358	230	187	723	6,445
Additions	1	68	1	9	8	26	1,283	1,396
Acquisition of a subsidiary	—	23	—	3	6	—	6	38
Transfers from construction in progress	562	563	9	109	31	26	(1,300)	—
Transfer to investment property	(220)	—	—	—	—	—	—	(220)
Disposal of a subsidiary	(164)	(409)	(2)	(52)	(26)	(18)	(23)	(694)
Disposals	—	(158)	(4)	(16)	(3)	(50)	—	(231)
December 31, 2013	1,716	3,455	46	411	246	171	689	6,734

Notes to Consolidated Financial Statements
(RMB Millions)

Accumulated depreciation:
January 1, 2012	(363)	(1,604)	(23)	(214)	(63)	(128)	—	(2,395)
Depreciation during the year	(59)	(315)	(6)	(41)	(33)	(28)	—	(482)
Disposals	1	123	3	18	6	3	—	154
December 31, 2012	(421)	(1,796)	(26)	(237)	(90)	(153)	—	(2,723)
Depreciation during the year	(97)	(392)	(7)	(47)	(32)	(12)	—	(587)
Transfer to Investment property	19	—	—	—	—	—	—	19
Disposal of a subsidiary	46	248	1	24	11	6	—	336
Disposals	—	127	4	13	3	21	—	168
December 31, 2013	(453)	(1,813)	(28)	(247)	(108)	(138)	—	(2,787)

Net book value:
December 31, 2013	1,263	1,642	18	164	138	33	689	3,947
December 31, 2012	1,116	1,572	16	121	140	34	723	3,722

17. Intangible assets

	Software	Patents	Customer relationships	Technology	Total

Cost:
January 1, 2012	60	24	640	5	729
Additions	28	—	—	—	28
December 31, 2012	88	24	640	5	757
Additions	24	—	—	—	24
Acquisition of a subsidiary	5	—	292	—	297
Loss from disposal of a subsidiary	(40)	(12)	—	—	(52)
Transfers to investment property	11	(11)	—	—	—
Disposals	(2)	—	—	—	(2)
December 31, 2013	86	1	932	5	1,024

Accumulated amortization:
January 1, 2012	(48)	(15)	(166)	(3)	(232)
Amortization	(8)	(1)	(196)	(2)	(207)
December 31, 2012	(56)	(16)	(362)	(5)	(439)
Amortization	(9)	(1)	(255)	—	(265)
Acquisition of a subsidiary	(4)	—	—	—	(4)
Loss from disposal of a subsidiary	10	12	—	—	22
Transfers to investment property	(4)	4	—	—	—
Disposals	1	—	—	—	1
December 31, 2013	(62)	(1)	(617)	(5)	(685)

Net book value:
December 31, 2013	24	—	315	—	339
December 31, 2012	32	8	278	—	318

Notes to Consolidated Financial Statements
(RMB Millions)

18. Interest-bearing loans and borrowings

Type	Currency	December 31 2013	December 31 2012

Current:
Secured	USD	—	67
	RMB	57	65
Unsecured	USD	35	50
	RMB	1,110	337
		1,202	519
Non-current:
Unsecured	RMB	27	—
		1,229	519
The weighted average interest rate of short-term and long-term interest-bearing loans and borrowings in 2013 were 4.77% per annum (2012 - 5.26%) and 6.55% per annum (2012 - nil), respectively. An amount of RMB 880 million entrusted loan from HUAYU was included in the current portion of unsecured borrowings. Certain bank borrowings are secured by the pledge of below assets.

	December 31 2013	December 31 2012

Bank deposit	21	67
Trade receivables	74	78

19. Goodwill

Goodwill was RMB 72 million as of December 31, 2013 and 2012, which arose mainly from the acquisition related to a seating business during 2011. The Group performed its annual impairment test at December 31, 2013 and 2012. The Group considered the relationship between its recoverable amount, which is value in use of cash generating unit and its book value, among other factors, when reviewing for indicators of impairment. The recoverable amount of cash generating unit was calculated using the estimated cash flows determined according to the five-year budget approved by management. The cash flows beyond the five-year period were calculated based on the estimated growth rates.

The main assumptions applied in calculating discounted future cash flows included a weighted average growth rate of 8.6% consistent with industry reports related to long-term gross domestic product growth rate of China and which did not exceed the long-term average growth rates of each product; a gross margin rate of 19.3% based on past experience and forecast on future market development; and a discount rate of 15% representing the pre-tax interest rate that is able to reflect the risks specific to the related cash generating unit. With regard to the assessment of value in use of the cash generating unit, management believes that no reasonably possible change in any of the above key assumptions would cause the recoverable amount to materially fall below the carrying value of the unit.

20. Trade and other receivables

	December 31 2013	December 31 2012

Trade receivables	3,892	3,237
Notes receivable	1,396	1,453
Advances to suppliers	213	195
Receivables from related parties	4,190	3,428
Other receivables	669	527
	10,360	8,840

The Group's trading terms with its customers are mainly on credit. The Group usually grants 45 days credit terms to its customers. The Group seeks to maintain strict control over its outstanding receivables and closely monitors them to minimize

Notes to Consolidated Financial Statements
(RMB Millions)

credit risk. The carrying amounts of trade receivables approximated to their fair value. Trade receivables of RMB 74 million were pledged for bank borrowings of the Group. See below for changes in the provision for impairment of receivables:

	2013	2012

January 1	33	33
Amounts expensed	12	1
Amounts reversed	—	(1)
Disposal of a subsidiary	(32)	—
December 31	13	33

The aging analysis of trade receivables was as follows:

	Total	< 1 year	1 year to 2 years	2 years to 3 years	> 3 years

December 31, 2013	3,892	3,877	7	7	1
December 31, 2012	3,237	3,183	47	3	4

21. Cash and cash equivalents
Cash and cash equivalents were comprised of the following:

	December 31 2013	December 31 2012

Cash at banks and on hand	2,177	5,134
Time deposits	5,822	1,804
Less: restricted cash	(523)	(381)
	7,476	6,557

Cash at banks earns interest at floating rates based on daily bank deposit rates. Time deposits are made for varying periods of time depending on the immediate cash requirements of the Group, and earn interest at the respective time deposit rates. The bank balances are deposited with credit worthy banks with no recent history of default. The Group recorded finance income from interest on time deposits of RMB 120 million, RMB 110 million and RMB 81 million for the years ended December 31, 2013, 2012 and 2011, respectively.

22. Restricted cash

	December 31 2013	December 31 2012

Pledged for notes payable	479	302
Pledged for bank borrowing	21	67
Pledged for letters of credit	23	12
	523	381

23. Trade and other payables

Notes payable are used for settlement of the Group's accounts payable to suppliers and represent short-term notes payable issued by financial institutions that entitle the holder to receive the face amount from the issuing financial institutions at maturity, which is six months from the date of issuance. Certain notes payable were secured by the Group's cash deposits restricted for use.

Notes to Consolidated Financial Statements
(RMB Millions)

Trade and other payables were comprised of the following:

	December 31 2013	December 31 2012

Accounts payable	9,899	7,594
Notes payable	1,758	1,339
Payables to related parties	1,117	1,225
Other payables	4,112	3,592
	16,886	13,750

24. Other reserves

	December 31 2012	Increase	Decrease	December 31 2013

Statutory reserve fund	609	184	(32)	761
Contributed surplus	5	—	(4)	1
Capital reserve	79	56	—	135
Foreign exchange reserve	(6)	—	(5)	(11)
	687	240	(41)	886

Statutory Reserve Fund

In accordance with the Group Law of the PRC and the respective articles of association of the PRC group companies, the subsidiaries of the Group that are domiciled in Mainland China are required to allocate 10% of their profit after tax, as determined in accordance with the PRC Accounting Regulations, to the statutory surplus reserve (the “SSR”) until such reserve reaches 50% of their respective registered capital.

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

Upon the completion of the capital injection by Visteon to YFVE, the Group accounts YFVE from cost method to equity method. A total of RMB 32 million was appropriated retrospectively as statutory reserve fund to represent the remaining equity interest held by the Group on YFVE.

Contributed Surplus

The contributed surplus of the Group represent the difference between the capital and the paid-in capital.

Capital Reserve

Capital reserve represents the additional contribution made by the shareholders of the Group's subsidiaries and, in the case of acquisition of an additional non-controlling interest of a subsidiary, the difference between the cost of acquisition and the book value of the non-controlling interest acquired.

Notes to Consolidated Financial Statements
(RMB Millions)

25. Related party disclosures

The financial statements include the financial statements of the Group and the subsidiaries listed in the following table:

		Percentage Equity Interest
Name	Place of Registration	December 31
		2013	2012	2011
Subsidiaries:
Shanghai Yanfeng Johnson Controls Seating Co., Ltd.#	Shanghai	50.01%	50.01%	50.01%
Yanfeng Visteon Automotive Electronics (Shanghai) Co., Ltd.#	Shanghai	—	60.00%	60.00%
Yanfeng Visteon (Beijing) Automotive Trim Systems Co., Ltd.#	Beijing	75.00%	75.00%	75.00%
Yanfeng Visteon (Chongqing) Automotive Trim Systems Co., Ltd.#	Chongqing	99.00%	99.00%	99.00%
Shanghai Jixiang Automobile Roof Trimming Co., Ltd.	Shanghai	100.00%	100.00%	100.00%
Nantong Yanfeng Johnson Control Seating Trim Co., Ltd.	Nantong	75.00%	75.00%	75.00%
Guangzhou Dongfeng Johnson Controls Automotive Seating Co., Ltd.*	Guangzhou	50.00%	50.00%	50.00%
Jiangsu Toppower Automotive Electronics Co., Ltd.*#	Xuzhou	38.532%	58.44%	58.44%
Changchun FAW Xugang Electronics Co., Ltd.	Changchun	—	65.00%	65.00%
Yanfeng Visteon Automotive Tooling Co., Ltd.*#	Shanghai	50.00%	50.00%	50.00%
Yanfeng Visteon Betung Automotive Instrumentation Co., Ltd.	Shaoxing	—	81.85%	81.85%
Zhejiang Shaohong Instrument Co., Ltd.	Shaoxing	—	81.85%	81.85%
Yanfeng Visteon Jinqiao Automotive Trim Systems Co., Ltd.#	Shanghai	75.00%	75.00%	75.00%
Wuhan Johnson Controls Yunhe Automotive Seating Co., Ltd.	Wuhan	60.00%	60.00%	60.00%
Wuhu Johnson Controls Yunhe Automotive Seating Co., Ltd.*	Wuhu	45.00%	45.00%	75.00%
Hefei Johnson Controls Yunhe Automotive Seating Co., Ltd.*	Hefei	33.00%	33.00%	55.00%
Yanfeng Visteon (Hefei) Automotive Trim Systems Co., Ltd.#	Hefei	80.00%	80.00%	80.00%
Shenyang Yanfeng Johnson Controls Seating Co., Ltd.	Shenyang	100.00%	100.00%	100.00%
Yantai Yanfeng Johnson Controls Seating Co., Ltd.	Yantai	100.00%	100.00%	100.00%
Shanghai Johnson Automotive Parts Systems Co., Ltd.	Shanghai	55.00%	55.00%	55.00%
Zhejiang Johnson Controls Heda Automotive Seating Co., Ltd.*	Taizhou	42.00%	42.00%	70.00%
Shanghai Jiqiang Automotive Parts Systems Co., Ltd.#	Shanghai	51.00%	51.00%	51.00%
Nanjing Yanfeng Johnson Controls Seating Co., Ltd.	Nanjing	60.00%	60.00%	60.00%
Shanghai Yanfeng Johnson Controls Anting Seating Co., Ltd.	Shanghai	100.00%	100.00%	100.00%
Yanfeng Visteon (Yantai) Automotive Trim Systems Co., Ltd.	Yantai	100.00%	100.00%	100.00%
Baoding Yanfeng Johnson Controls Seating Co., Ltd.*	Baoding	50.00%	50.00%	50.00%
Yanfeng Visteon (Shanghai) Automotive Cockpit System Co., Ltd.#	Shanghai	100.00%	100.00%	100.00%
Yanfeng Visteon (Nanjing) Automotive Trim Systems Co., Ltd.#	Nanjing	80.00%	80.00%	80.00%
Nanjing Donghua Yanfeng Visteon Automotive Parts Systems Co., Ltd.#	Nanjing	51.00%	51.00%	51.00%
Nanjing Yanfeng Johnson Controls Seating Parts Co., Ltd.	Nanjing	100.00%	100.00%	100.00%
Yanfeng USA Automotive Trim Systems, Inc.	Michigan	100.00%	100.00%	100.00%
Yanfeng Visteon Zhejiang Automotive Interior Trim Systems Co., Ltd.#	Ningbo	60.00%	60.00%	60.00%
Zhejiang Yanjiang Sanjing Automotive Parts Systems Co., Ltd.	Ningbo	55.00%	55.00%	55.00%
Dalian Yanfeng Johnson Controls Seating Parts Co., Ltd.*	Dalian	50.00%	50.00%	50.00%

Notes to Consolidated Financial Statements
(RMB Millions)

25. Related party disclosures (continued)

		Percentage Equity Interest
Name	Place of Registration	December 31
		2013	2012	2011
Subsidiaries:
Yanfeng Visteon Liuzhou Automotive Trim Systems Co., Ltd.	Liuzhou	100.00%	100.00%	100.00%
Chongqing Yanfeng Johnson Controls Automotive Components Co., Ltd. *	Chongqing	50.00%	50.00%	50.00%
Liuzhou Yanfeng Johnson Controls Seating Co., Ltd.	Liuzhou	100.00%	100.00%	100.00%
Yanfeng Visteon Yizheng Automotive Trim Systems Co., Ltd.#	Yangzhou	100.00%	100.00%	100.00%
Yizheng Yanfeng Johnson Controls Seating Co., Ltd.	Yangzhou	100.00%	100.00%	100.00%
Shanghai Yanfeng Johnson Industrial Co., Ltd.	Shanghai	100.00%	100.00%	—
Yanfeng Visteon (Shenyang) Automotive Trim Systems Co., Ltd.#	Shenyang	100.00%	100.00%	—
Yanfeng Visteon (Ningbo) Automotive Trim Systems Co., Ltd.#	Ningbo	100.00%	100.00%	—
Guangzhou Yanfeng Johnson Controls Seating Parts Co., Ltd	Guangzhou	100.00%	100.00%	—
Yueda Yanfeng Johnson Controls Seating Parts Co., Ltd.	Yancheng	65.00%	—	—
Ningbo Yanfeng Johnson Controls Seating Parts Co., Ltd.	Ningbo	100.00%	—	—
Yanfeng Visteon Wuhan Automotive Trim Systems Co., Ltd.	Wuhan	100.00%	—	—
Johnson Controls Kunshan Automotive Seating Co., Ltd.	Kunshan	100.00%	—	—
Wuhan Yanfeng Johnson Controls Seating Parts Co., Ltd.	Wuhan	100.00%	—	—
Yanfeng Johnson Thailand	Rayong Thailand	100.00%	—	—
Table Notes:
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
# These subsidiaries are directly owned by the Group; others are indirectly owned.

The following table provides the total amount of transactions that have been entered into with related parties in the relevant financial years:

	Sales to Related Parties	Purchase from Related Parties	Amounts Owed by Related Parties	Amounts Owed to Related Parties
Joint ventures:
For the year of 2013	107	270	279	287
For the year of 2012	140	257	53	45
For the year of 2011	149	251	—	—

Associates:
For the year of 2013	—	—	7	—
For the year of 2012	13	—	1	3
For the year of 2011	41	—	—	—

HUAYU:
For the year of 2013	—	—	—	593
For the year of 2012	—	—	—	120
For the year of 2011	—	—	—	—

Subsidiaries of HUAYU:
For the year of 2013	—	12	—	5
For the year of 2012	—	11	—	3
For the year of 2011	—	12	—	—

Notes to Consolidated Financial Statements
(RMB Millions)

25. Related party disclosures (continued)

	Sales to Related Parties	Purchase from Related Parties	Amounts Owed by Related Parties	Amounts Owed to Related Parties
Joint ventures of HUAYU:
For the year of 2013	—	971	160	177
For the year of 2012	—	588	—	158
For the year of 2011	—	526	—	—

Associates of HUAYU:
For the year of 2013	—	226	—	135
For the year of 2012	—	537	—	118
For the year of 2011	—	284	—	—

SAIC:
For the year of 2013	777	—	111	—
For the year of 2012	856	114	189	—
For the year of 2011	731	—	—	—

Subsidiaries of SAIC:
For the year of 2013	1,735	310	404	20
For the year of 2012	1,225	125	196	53
For the year of 2011	624	134	—	—

Joint ventures of SAIC:
For the year of 2013	27,962	3,777	3,166	112
For the year of 2012	23,533	4,014	2,669	718
For the year of 2011	22,170	2,461	—	—

Associates of SAIC:
For the year of 2013	—	27	—	2
For the year of 2012	—	30	—	2
For the year of 2011	—	—	—	—

Subsidiaries of VIHI:
For the year of 2013	853	—	—	—
For the year of 2012	1,109	—	318	5
For the year of 2011	462	19	—	—

	As of and for the Year Ended December 31
	2013	2012	2011

Loan to joint venture - Amount owed by a related party	—	2	—
Loan from subsidiary of SAIC:
Interest paid	—	6	5
Amount owed to a related party	880	120	95

The commitments in relation to related parties contracted for but not yet necessary to be recognized on the statements of financial position by the Group as at the end of reporting periods are as follows:

	Sale of Goods	Rental Expense	Rental Income

December 31, 2013	510	33	295
December 31, 2012	435	40	17
December 31, 2011	—	29	16

Key management remuneration - The compensation of key management personnel of the Group for 2013, 2012 and 2011 was RMB 6 million (USD 0.9 million) per year.

Notes to Consolidated Financial Statements
(RMB Millions)

26. Commitments

Operating lease commitments (Group as lessee) were as follows:

	December 31
	2013	2012

Within one year	129	85
After one year but not more than three years	208	112
More than three years	395	314
	732	511

Capital expenditure contracted for by the Group at the end of the reporting period but not yet necessary to be recognized on the statements of financial position was as follows:

	December 31
	2012	2011

Buildings, machinery and equipment	183	308

In accordance with the agreement entered between the Group's subsidiary, Yanfeng Johnson Seating, and Johnson Controls Inc., Ltd ("Johnson Controls") dated December 13, 2013, Yanfeng Johnson Seating is committed to acquire 45% of the equity interest in Shanghai Johnson Controls Automotive Seating Metal Components Co., Ltd. from Johnson Controls for consideration of USD 13.5 million. As of December 31, 2013, the consideration has not been paid.

27. Fair value and fair value hierarchy

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

For assets and liabilities that are recognized in the financial statements on a recurring basis, the Group determines whether transfers have occurred between Levels in the hierarchy by re-assessing categorization (based on the lowest level input that is significant to the fair value measurement as a whole) at the end of each reporting period.

The fair value of cash and cash equivalents, trade receivables, trade payables, financial assets included in prepayments, deposits and other receivables, financial liabilities included in other payables, deposits received and accruals, amounts due from/to related parties approximated their carrying amounts largely due to the short term maturities of these instruments. The fair value of interest-bearing bank borrowings were calculated by discounting the expected future cash flows using rates currently available for instruments on similar terms, credit risk and remaining maturities. The fair value of interest bearing bank borrowings approximated their carrying amounts as the interest rate in contracts were close to market rate. The Group had no material financial instruments to be disclosed according to the fair value hierarchy.

28. Financial risk management objectives and policies

The Group's activities expose it to a variety of financial risks: market risk, credit risk and liquidity risk. The Group's overall risk management programmer focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects on the Group's financial performance.

Market risk - Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices. Market prices comprised two types of risk: interest rate risk and foreign currency risk. Financial instruments affected by market risk include loans and borrowings and deposits. The sensitivity analysis in the following sections relate to the position as at December 31, 2013 and 2012.

Notes to Consolidated Financial Statements
(RMB Millions)

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

Foreign currency exchange rate sensitivity - The following table demonstrates the sensitivity to a reasonably possible change in the US dollar exchange rate, with all other variables held constant, of the Group’s profit before tax (due to changes in the fair value of monetary assets and liabilities including non-designated foreign currency derivatives). The Group’s exposure to foreign currency changes for all other currencies was not material.

	Change in USD Rate	Effect on Profit Before Tax	Effect on Equity

2013	+/- 10%	-/+ RMB 53	+/- RMB 12
2012	+/- 10%	-/+ RMB 95	+/- RMB 12

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

Capital management - Capital includes equity attributable to the equity holders of the parent. The primary objective of the Group’s capital management is to ensure that it maintains a strong credit rating and healthy capital ratios in order to support its business and maximize shareholder value. The Group manages its capital structure and makes adjustments to it in light of changes in economic conditions. To maintain or adjust the capital structure, the Group may adjust the dividend payment to shareholders, return capital to shareholders or issue new shares. No changes were made in the objectives, policies or processes for managing capital during the years ended December 31, 2013 and 2012. The Group monitors capital using a gearing ratio, which is net debt divided by total capital plus net debt. The Group’s policy is to keep the gearing ratio between 5% and 10%. The Group includes within net debt, interest bearing loans and borrowings, trade and other payables, less cash and cash equivalents.

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

Notes to Consolidated Financial Statements
(RMB Millions)

The table below summarizes the maturity profile of the Group’s financial liabilities based on contractual undiscounted payments:

	Within 1 year	1 to 5 years	>5 years	Total
December 31, 2013
Interest-bearing loans and borrowings	1,262	28	—	1,290
Trade and other payables	16,886	—	—	16,886
Other liabilities	328	—	—	328
	18,476	28	—	18,504
December 31, 2012
Interest-bearing loans and borrowings	519	—	—	519
Trade and other payables	13,750	—	—	13,750
Other liabilities	186	—	—	186
	14,455	—	—	14,455

29. Subsequent events

In February 2014, Chongqing Yanfeng Johnson, the Group's subsidiary, set up wholly-owned subsidiaries, Nanchang Yanfeng Johnson Automotive Part System Co., Ltd. and Hangzhou Yanfeng Johnson Automotive Part System Co., Ltd. The registered capital of the companies are RMB 10,000,000, respectively.

On May 18, 2014, the Group signed an agreement on Global Interior Business Cooperation with Johnson Controls, Inc. to announce the intention of both parties to establish a new Group majority owned by the Group. The Group aims to build up a comprehensive cooperation in the global automotive interior market. The joint venture will be set up in 2014 after obtaining government approvals and put into operation in 2015.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Michael J. Widgren
Michael J. Widgren
Senior Vice President, Corporate Controller and Chief Accounting Officer

Date: June 24, 2014

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

Exhibit No.	Description
10.1
Employment Agreement, dated as of December 12, 2011, between Visteon Engineering Services Ltd. and Robert C. Pallash (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on May 2, 2012).*

10.11
P.R. China Employment Agreement, dated as of December 12, 2011, between Visteon Asia Pacific, Inc. and Robert C. Pallash (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on May 2, 2012).*

10.12
Employment Agreement by and between Timothy D. Leuliette and Visteon Corporation, dated as of September 30, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.13
Change in Control Agreement by and between Timothy D. Leuliette and Visteon Corporation, dated as of September 30, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.14
Form of Change in Control Agreement between Visteon Corporation and executive officers of Visteon Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*

10.14.1
Schedule identifying substantially identical agreements to Officer Change in Control Agreement constituting Exhibit 10.14 hereto entered into by Visteon Corporation with Messrs. Sharnas, Stafeil, Thall and Widgren (incorporated by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K of Visteon Corporation filed on February 15, 2014).*

10.15
Master Share Purchase Agreement, dated as of January 11, 2013, by and among Visteon Corporation, certain subsidiaries of Visteon Corporation, and Halla Climate Control Corporation (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2012).

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

12.1	Statement re: Computation of Ratios (incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K of Visteon Corporation filed on February 15, 2014).
14.1	Visteon Corporation - Ethics and Integrity Policy (code of business conduct and ethics) (incorporated by reference to Exhibit 14.1 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008).
21.1	Subsidiaries of Visteon Corporation (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K of Visteon Corporation filed on February 15, 2014). .
23.1
Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K of Visteon Corporation filed on February 15, 2014).
.

23.2
Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP (incorporated by reference to Exhibit 23.2 to the Annual Report on Form 10-K of Visteon Corporation filed on February 15, 2014).
.

23.3	Consent of Independent Auditors, Ernst & Young Hua Ming LLP .#
24.1
Powers of Attorney relating to execution of this Annual Report on Form 10-K (incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K of Visteon Corporation filed on February 15, 2014).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated June 24, 2014.#
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated June 24, 2014.#
32.1	Section 1350 Certification of Chief Executive Officer dated June 24, 2014.#
32.2	Section 1350 Certification of Chief Financial Officer dated June 24, 2014.#

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
#    Indicates that exhibit is filed herewith.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.