Form 10-Q
period 2014-09-30
VISTEON CORP
filed 2014-11-06
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014,
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
Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company  __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of October 31, 2014, the registrant had outstanding 44,299,689 shares of common stock.
Exhibit index located on page number 60.

Part I
Financial Information

Item 1.	Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Sales	$1,970	$1,484	$5,470	$4,680
Cost of sales	1,778	1,349	4,905	4,232
Gross margin	192	135	565	448
Selling, general and administrative expenses	107	73	272	223
Restructuring expenses	9	10	23	31
Interest expense	9	12	27	35
Interest income	3	3	7	8
Equity in net income of affiliates	2	48	15	134
Loss on debt extinguishment	—	—	23	—
Other expenses	20	6	40	14
Income from continuing operations before income taxes	52	85	202	287
Provision for income taxes	22	23	94	59
Net income from continuing operations	30	62	108	228
(Loss) income from discontinued operations, net of tax	(29)	(2)	(200)	2
Net income (loss)	1	60	(92)	230
Net income attributable to non-controlling interests	22	17	65	53
Net (loss) income attributable to Visteon Corporation	$(21)	$43	$(157)	$177

Basic (loss) earnings per share
Continuing operations	$0.18	$0.91	$0.69	$3.51
Discontinued operations	(0.66)	(0.04)	(4.09)	—
Basic (loss) earnings per share attributable to Visteon Corporation	$(0.48)	$0.87	$(3.40)	$3.51

Diluted (loss) earnings per share
Continuing operations	$0.18	$0.89	$0.67	$3.44
Discontinued operations	(0.64)	(0.04)	(3.98)	—
Diluted (loss) earnings per share attributable to Visteon Corporation	$(0.46)	$0.85	$(3.31)	$3.44

Comprehensive (loss) income:
Comprehensive (loss) income	$(105)	$115	$(185)	$205
Comprehensive (loss) income attributable to Visteon Corporation	$(112)	$82	$(236)	$161

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)
(Unaudited)

	September 30	December 31
	2014	2013
ASSETS
Cash and equivalents	$936	$1,677
Restricted cash	12	25
Accounts receivable, net	1,270	1,227
Inventories, net	562	472
Assets held for sale	350	—
Other current assets	345	352
Total current assets	3,475	3,753

Property and equipment, net	1,403	1,414
Intangible assets, net	431	447
Investments in affiliates	167	228
Other non-current assets	217	185
Total assets	$5,693	$6,027

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$141	$106
Accounts payable	1,118	1,207
Accrued employee liabilities	179	202
Liabilities held for sale	285	—
Other current liabilities	248	287
Total current liabilities	1,971	1,802

Long-term debt	840	624
Employee benefits	428	440
Deferred tax liabilities	129	137
Other non-current liabilities	148	151

Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding at September 30, 2014 and December 31, 2013)	—	—
Common stock (par value $0.01, 250 million shares authorized, 54 million and 54 million shares issued, 44 million and 48 million shares outstanding at September 30, 2014 and December 31, 2013, respectively)	1	1
Stock warrants	4	6
Additional paid-in capital	1,243	1,291
Retained earnings	799	956
Accumulated other comprehensive loss	(91)	(12)
Treasury stock	(749)	(322)
Total Visteon Corporation stockholders’ equity	1,207	1,920
Non-controlling interests	970	953
Total equity	2,177	2,873
Total liabilities and equity	$5,693	$6,027

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS 1
(Dollars in Millions)
(Unaudited)

	Nine Months Ended September 30
	2014	2013
Operating Activities
Net (loss) income	$(92)	$230
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Impairment of long-lived assets	188	—
Depreciation and amortization	205	200
Loss on debt extinguishment	23	—
Equity in net income of affiliates, net of dividends remitted	7	(111)
Pension settlement gain	(25)	—
Stock-based compensation	7	14
Other non-cash items	12	(2)
Changes in assets and liabilities:
Accounts receivable	5	22
Inventories	(33)	(74)
Accounts payable	(58)	33
Accrued income taxes	14	(56)
Other assets and other liabilities	(73)	(77)
Net cash provided from operating activities	180	179

Investing Activities
Capital expenditures	(209)	(164)
Acquisition of businesses, net of cash acquired	(308)	—
Proceeds from asset sales and business divestitures	64	39
Other	(8)	—
Net cash used by investing activities	(461)	(125)

Financing Activities
Short-term debt, net	42	42
Proceeds from issuance of debt, net of issuance costs	618	204
Repurchase of long-term notes	(419)	—
Principal payments on debt	(16)	(5)
Repurchase of common stock	(500)	(250)
Dividends paid to non-controlling interests	(84)	(22)
Other	15	5
Net cash used by financing activities	(344)	(26)
Effect of exchange rate changes on cash and equivalents	(17)	(16)
Net (decrease) increase in cash and equivalents	(642)	12
Cash and equivalents at beginning of period	1,677	825
Cash and equivalents at end of period	$1,035	$837

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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

Description of Business: Visteon Corporation (the “Company” or “Visteon”) is a global supplier of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”). Headquartered in Van Buren Township, Michigan, Visteon has a workforce of approximately 29,000 employees and a network of manufacturing operations, technical centers and joint ventures in every major geographic region of the world with its operations organized by global product lines including Climate, Electronics and Interiors.
During the three-month period ended September 30, 2014, the Company continued to progress it Shareholder Value Creation Plan initially announced in September 2012. On July 1, 2014, Visteon completed the acquisition of the automotive electronics business of Johnson Controls Inc. This acquisition is expected to enhance Visteon's competitive position in the fast-growing vehicle cockpit electronics segment by strengthening its global scale, manufacturing and engineering footprint, product portfolio and customer penetration. Net sales for the acquired business were approximately $1.3 billion for the annual period ended September 30, 2013. On a combined basis the Company's Electronics business is expected to have approximately $3 billion in annual revenue. Additional details are provided in Note 2 "Business Acquisitions." On November 1, 2014 the Company closed on the sale of a majority of its Interiors business subject to a May 1, 2014 master purchase agreement as amended and as more fully described in Note 3 "Interiors Divestiture".

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all subsidiaries that are more than 50% owned and over which the Company exercises control. Investments in affiliates of greater than 20% and for which the Company exercises significant influence but does not exercise control are accounted for using the equity method. All other investments in affiliates are accounted for using the cost method.

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $10 million of collateral for the Letter of Credit Facility with US Bank National Association, and $2 million related to cash collateral for other corporate purposes at September 30, 2014.

Recent Accounting Pronouncements: In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-8, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". This ASU changes the requirements for reporting discontinued operations to disposals of components of an entity that represent strategic shifts that have a major effect on an entity’s operations and financial results. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not qualify for discontinued operations reporting. The guidance is effective for interim and annual periods beginning after December 15, 2014, and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements and did not early adopt this standard for purposes of the discontinued operations disclosed in Note 3 "Interiors Divestiture".

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

NOTE 2. Business Acquisitions

Electronics Acquisition

On July 1, 2014, the Company completed the acquisition of substantially all of the global automotive electronics business of Johnson Controls Inc. (the "Electronics Acquisition") for an aggregate purchase price of $295 million, including $31 million of cash and equivalents at the acquired business. The purchase price was funded with cash on hand and remains subject to adjustments as provided in the Purchase Agreement. The operating results for the business acquired have been included in the Electronics segment from the date of acquisition. Through the three and nine months ended September 30, 2014, the Company incurred acquisition-related costs of approximately $4 million and $9 million, respectively. These amounts were recorded as incurred and have been classified as Other expenses within the Consolidated Statements of Comprehensive (Loss) Income.

The Electronics Acquisition was accounted for as a business combination, with the purchase price allocated on a preliminary basis as of July 2014. The preliminary purchase price and related allocation are shown below.

Purchase price	$295
Cash acquired	(31)
Purchase price net of cash acquired	$264

Assets Acquired:
Accounts receivable	$212
Inventories	101
Property and equipment	125
Contractually reimbursable engineering costs	77
Intangible assets	16
Other assets acquired	28
Total assets acquired	$559
Liabilities Assumed:
Accounts payable	$176
Other liabilities assumed	80
Total liabilities assumed	$256
Non-controlling interests	39
Total purchase price allocation	$264

Assets acquired and liabilities assumed were recorded at estimated fair values based on management's estimates, available information, and reasonable and supportable assumptions. Additionally, the Company utilized a third-party to assist with certain estimates of fair values.

•	Fair value estimates for property and equipment were based on appraised values utilizing cost and market approaches.

•	Fair value estimates for contractually reimbursable engineering costs were based on discounted cash flows, which is an income model.

•	Fair values for intangible assets were based on a combination of market and income approaches, including the relief from royalty method.

These fair value measurements are classified within level 3 of the fair value hierarchy. The preliminary purchase price allocations may be subsequently adjusted to reflect final valuation results and purchase price adjustments.

Included in the Company's results of operation for three months ended September 30, 2014 are sales of $329 million and gross margin of $47 million related to the Electronics Acquisition. Additionally, pro forma financial information is presented in the following table for the three months ended September 30, 2013 and nine month periods ended September 30, 2014 and 2013 as if the Electronics Acquisition had occurred on January 1, 2013. The pro forma financial information is unaudited and is provided for informational purposes only and does not purport to be indicative of the results which would have actually been attained had the acquisition occurred on January 1, 2013 or that may be attained in the future.

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2013	2014	2013
	(Dollars in Millions, Unaudited)
Sales	$1,793	$6,167	$5,632
Gross margin	$170	$633	$548

Climate Acquisitions

In August 2014, Halla Visteon Climate Control Corporation ("HVCC") acquired the automotive thermal and emissions business of Cooper-Standard Automotive Inc., a subsidiary of Cooper-Standard Holdings Inc. (the "Thermal Acquisition"), for cash of $46 million. The Thermal Acquisition is expected to expand the thermal energy management product portfolio of HVCC and further diversify its customer base.

Net sales for the acquired business were approximately $66 million for the annual period ended December 31, 2013. The operating results for the business acquired have been included in the Climate segment from the date of acquisition. Through both three and nine months ended September 30, 2014, the Company incurred acquisition-related costs of approximately $1 million. These amounts were recorded as incurred and have been classified as Other expenses within the Consolidated Statements of Comprehensive (Loss) Income.

The Thermal Acquisition was accounted for as a business combination, with the purchase price allocated on a preliminary basis as of August 2014.

Purchase price	$46

Property and equipment	$30
Intangible assets	8
Goodwill	8
Total purchase price allocation	$46

Assets acquired and liabilities assumed were recorded at estimated fair values based on management's estimates, available information, and reasonable and supportable assumptions. Additionally, the Company utilized a third-party to assist with the estimation of fair values. Fair value estimates for property and equipment were based on appraised values utilizing cost and market approaches. Fair values for intangible assets were based on a combination of market and income approaches. These fair value measurements are classified within level 3 of the fair value hierarchy. The preliminary purchase price allocations may be subsequently adjusted to reflect final valuation results.

On September 1, 2014, HVCC completed the acquisition of a controlling 51% equity interest in Japan Climate Systems - Nanjing ("JCS-Nanjing") for $7 million. The Company commenced consolidation of JCS-Nanjing from the September 1, 2014 acquisition date. This acquisition was accounted for as a business combination, with the purchase price allocated on a preliminary basis as of September 2014. In connection with the preliminary purchase price allocation, HVCC recorded goodwill of $2 million. The preliminary purchase price allocations may be subsequently adjusted to reflect final valuation results.

The pro forma effects of these Climate acquisitions would not materially impact the Company's reported results for any period presented, and as a result no pro forma financial statements are presented.

NOTE 3. Interiors Divestiture

On May 1, 2014, the Company entered into a Master Purchase Agreement as amended (the “Purchase Agreement”) pursuant to which,Visteon will reorganize substantially all of its global Interiors business under a newly-formed holding company (the “Reorganization”) and will sell all of the equity of that holding company (the “Interiors Divestiture”) in exchange for the assumption of certain liabilities related to the Company's Interiors business and the payment of nominal cash consideration. Visteon agreed to contribute up to $95 million (the "Cash Contribution") to the Interiors business and the Purchase Agreement includes net working capital adjustments whereby the Cash Contribution will be effectively adjusted based on the actual net working capital levels as of the closing date. Visteon also agreed to support the buyer in establishing external credit facilities. To the extent that $90 million of external credit facilities are not available to the Interiors business by the date of closing, Visteon is required to provide a seller-backed revolving credit facility in the amount of any shortfall. Draws under any such seller-backed facility will only be available if certain of the external credit facilities are fully drawn, and any draws on the seller-backed facility generally must be repaid prior to the repayment of the external credit facilities. The seller-backed facility will have a maturity of three years and will have a default rate of interest for any interest and/or principal payment defaults.

On November 1, 2014, the Company closed on the majority of the Interiors Divestiture (the "Master Closing") and completed the largest phase of the Interiors Divestiture to Reydel Automotive Holdings B.V., an affiliate of Cerberus Capital Management, L.P. In connection with the Master Closing, the Company made a cash payment of approximately $120 million, which included the $95 million Cash Contribution and adjustments primarily for working capital subject to further adjustments. The Company also agreed to provide a $56 million revolving credit facility in connection with the Master Closing, which is the shortfall to the agreed $90 million target in external financing arrangements. As transaction related customer purchase order changes are effected over the next several months, increasing the backing of the buyer implemented factoring facility, the seller backed facility is expected to be substantially reduced. The seller-backed facility obligation can also be reduced if the buyer adds working capital facilities in Russia and Thailand. Draws under this seller-backed facility will only be available if certain of the external credit facilities are fully drawn, and any draws on the seller-backed facility generally must be repaid prior to the repayment of the external credit facilities. The seller-backed facility has a maturity of three years and will have an interest rate of Libor plus 5%.

Additionally, as part of the Reorganization, Visteon will separate the portion of its Interiors business conducted through its facilities in Chennai and Pune, India into a new legal entity, which will be transferred to the holding company and sold to the buyer as part of the Interiors Divestiture. Due to the time required to effect such separation under Indian law, the consummation of the Indian portion of the Interiors Divestiture will occur subsequent to the Master Closing but is expected before December 31, 2014. The Thailand, Argentina and Brazil portions of the Interiors Divestiture will also occur subsequent to the Master Closing and are expected to close during the first quarter of 2015. The remaining transactions are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions, and may be subject to further cash impacts based on purchase price adjustments at the time of closing. The Company expects to record additional losses in connection with the Interiors Divestiture in future periods upon closing. The losses are estimated to range from $150 million to $200 million, of which the majority is likely to be recorded during the three months ending December 31, 2014 associated with the Master Closing.

The Company determined that assets and liabilities subject to the Interiors Divestiture met the "held for sale" criteria during the quarterly period ended June 30, 2014. As the fair value of the assets and liabilities subject to the Interiors Divestiture was less than the carrying value, the long-lived assets were written down in their entirety, which resulted in an impairment loss of $15 million and $188 million in the three and nine month periods ended September 30, 2014, respectively. Additionally, the held for sale Interiors assets and liabilities were reclassified in the Consolidated Balance Sheets to Assets held for sale or Liabilities held for sale, respectively, as the sale of such assets and liabilities is expected to close within one year. Assets and liabilities held for sale are summarized as follows:

Assets Held for Sale	September 30 2014	Liabilities Held for Sale	September 30 2014
	(Dollars in Millions)		(Dollars in Millions)
Cash and equivalents	$99	Short-term debt	$12
Restricted cash	13	Accounts payable	182
Accounts receivable, net	156	Accrued employee liabilities	39
Inventories, net	27	Employee benefits	16
Other assets	55	Other liabilities	36
Total assets held for sale	$350	Total liabilities held for sale	$285

The short-term debt held for sale includes an arrangement through a subsidiary in France to sell accounts receivable with recourse on an uncommitted basis. The Company is required to fund any amounts outstanding under this facility as of the transaction close date. On November 1, 2014, in connection with the Master Closing, the Company funded the outstanding balance under this facility which was approximately $1 million.

Interiors Discontinued Operations

The operations subject to the Interiors Divestiture met conditions required to qualify for discontinued operations reporting as of June 30, 2014. Accordingly, the results of operations for Interiors business subject to the Interiors Divestiture have been reclassified to (Loss) income from discontinued operations, net of tax in the Consolidated Statements of Comprehensive (Loss) Income for the three and nine-month periods ended September 30, 2014 and September 30, 2013. While the Interiors Divestiture represents the substantial majority of the Company's Interiors operations, other operations previously reported within the Company's Interiors reporting segment were excluded from the scope of the Interiors Divestiture. These other operations have been classified within the Other reporting segment. Due to certain liabilities and capital requirements of the remaining business, Visteon may be required to contribute cash to such business in connection with any disposition and such amounts could be material.

Discontinued operations are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Dollars in Millions)
Sales	$208	$249	$730	$801
Cost of sales	201	241	678	767
Gross margin	7	8	52	34
Selling, general and administrative expenses	13	14	40	41
Long-lived asset impairment	15	—	188	—
Other expenses	8	(1)	22	9
Loss from discontinued operations before income taxes	(29)	(5)	(198)	(16)
(Benefit from) provision for income taxes	—	(3)	2	(18)
(Loss) income from discontinued operations, net of tax	(29)	(2)	(200)	2
Net (loss) income attributable to non-controlling interests	—	—	(11)	2
Net loss from discontinued operations attributable to Visteon	$(29)	$(2)	$(189)	$—

NOTE 4. Yanfeng Transactions

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

As of September 30, 2014, and in accordance with the Master Agreement, YFVE completed the sale of its ownership interests in certain joint ventures to Yanfeng Visteon Electronics (China) Investment Co., Ltd. ("YFVIC") for cash proceeds of $37 million. No gains or losses were recorded on these transactions by YFVE due to the Company's 50% ownership interest in YFVIC. Differences between carrying value and proceeds on these investments, if any, have been deferred as a basis adjustment to the Company's investment in YFVIC.

In October 2014, YFVIC completed the purchase of Yanfeng’s 49% direct ownership in YFVE pursuant to the Master Agreement. The purchase by YFVIC was financed through a shareholder loan from Yanfeng and external borrowings of approximately $40 million which were guaranteed by Visteon. The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest, and other fees for its five year tenor.

NOTE 5. Investments in Affiliates

The Company recorded equity in the net income of affiliates of $2 million and $48 million for the three-month periods ended September 30, 2014 and 2013, and $15 million and $134 million for the nine-month periods ended September 30, 2014 and 2013, respectively. Investments in affiliates were $167 million and $228 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, affiliates accounted for under the equity method totaled $123 million and affiliates accounted for under the cost method totaled $44 million. Effective December 17, 2013, and in accordance with the Master Agreement, the Company, among other things, completed the sale of its 50% ownership interest in Yanfeng and changed from the equity method to the cost method of accounting for certain Yanfeng related Interiors joint ventures, including Yanfeng Visteon Jinqiao Automotive Trim Systems Co., Ltd.

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

NOTE 6. Restructuring

During the three and nine-months ended September 30, 2014, the Company recorded restructuring expenses of $9 million and $23 million, respectively. Given the economically-sensitive and highly competitive nature of the automotive industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including but not limited to, additional restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

Restructuring reserve balances of $15 million and $29 million at September 30, 2014 and December 31, 2013, respectively, are classified as Other current liabilities on the consolidated balance sheets. The Company anticipates that the activities associated with these reserves will be substantially completed by the end of 2014. The Company’s restructuring reserves and related activity, including amounts attributable to discontinued operations, are as follows.

	Climate	Electronics	Corporate	Other	Total
	(Dollars in Millions)
Balance at December 31, 2013	$1	$—	$3	25	$29
Expenses	1	—	1	—	2
Utilization	(1)	—	(3)	(6)	(10)
Balance at March 31, 2014	$1	$—	$1	$19	$21
Expenses	12	—	—	5	17
Utilization	—	—	(1)	(11)	(12)
Balance at June 30, 2014	$13	$—	$—	$13	$26
Expenses	4	5	—	6	15
Utilization	(16)	(1)	—	(8)	(25)
Foreign currency	—	—	—	(1)	(1)
Balance at September 30, 2014	$1	$4	$—	$10	$15

Restructuring Activities - Three and Nine Months Ended September 30, 2014

In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve cost savings through transaction synergies. The Company expects to incur approximately $40 million to $60 million of restructuring costs during the program. During the three-months ended September 30, 2014, the Company recorded $5 million of severance and termination benefits under this program associated with approximately 115 employees. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized. Approximately $4 million remains accrued at September 30, 2014.

The Company previously announced a $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. In connection with that program, the Company announced plans to restructure three European Interiors facilities, to consolidate its Climate operations and to realign its corporate and administrative functions directly to their corresponding operational beneficiary. As of September 30, 2014, this $100 million restructuring program has been substantially completed. During the three-months ended September 30, 2014, the Company recorded $10 million of restructuring expenses, including amounts associated with discontinued operations, primarily related to the following activities:

•
The previously announced closure of the Climate facility located in Quilmes, Argentina. In connection with the closure, the Company recorded an additional $3 million of restructuring expenses, related to severance and termination benefits.

•
The Company recorded $6 million of severance and termination benefits associated with approximately 100 employees at two European Interiors facilities. This amount has been classified within discontinued operations on the Consolidated Statements of Comprehensive (Loss) Income for the three-month period ended September 30, 2014. Approximately $3 million remains accrued as of September 30, 2014.

During the second quarter of 2014, the Company recorded $17 million of restructuring expenses, including amounts associated with discontinued operations, among which $10 million and $2 million were primarily related to severance and termination benefits in connection with the previously announced closure of the Climate facilities in Quilmes, Argentina and Port Elizabeth, South Africa, respectively, and $5 million was in connection with the previously announced restructuring of three Interiors facilities in France.

Utilization represents payments for severance and other employee termination benefits and special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans.

Restructuring Activities - Three and Nine Months Ended September 30, 2013

During the third quarter of 2013, the Company recorded $10 million of restructuring expenses, net of reversals, primarily related to severance and termination benefits associated with approximately 250 employees, including $7 million related to the reorganization of the operations at a facility in Brazil and $2 million in connection with the reorganization of the Company's Climate operations.

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

NOTE 7. Other Expenses

Other expenses consist of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Dollars in Millions)
Transformation costs	$13	$8	$20	$21
Integration costs	4	—	11	—
Provision for losses on recoverable taxes	—	—	8	—
Loss on asset contribution	3	—	3	—
Gain on sale of equity interest	—	—	(2)	(5)
UK Administration recovery	—	(2)	—	(2)
	$20	$6	$40	$14

Transformation Costs
Business transformation costs of $13 million and $20 million were incurred during the three-month and nine-month periods ended September 30, 2014, respectively, related to financial and advisory services associated with continued execution of the Company's comprehensive value creation plan, including fees associated with the Electronics Acquisition.

Integration Costs
During the three and nine -month periods ended September 30, 2014, the Company recorded $4 million and $11 million, respectively, of costs to integrate the businesses associated with Electronics Acquisition. Integration costs incurred were related to re-branding, facility modification, information technology readiness and related professional services.

Provision for Losses on Recoverable Taxes
The Company recorded $8 million during the three months ended June 30, 2014 to adjust recoverable value-added taxes to net realizable value attributable to business exit activities.

Loss on Asset Contribution
During the three months ended September 30, 2014, the Company contributed land and building with a net book value of $3 million to the local municipality in Quilmes, Argentina for the benefit of former employees.

Gain on Sale of Equity Interest
In April 2014, the Company completed the sale of its 50% ownership interest in Duckyang Industry Co., Ltd. ("Duckyang"), a Korean automotive interiors supplier. In connection with the transaction, the Company received total cash of approximately $31 million, including $6 million of dividends. The Company recorded a pre-tax gain of approximately $2 million on this transaction during the nine months ended September 30, 2014. In June 2013, the Company completed the sale of its 20% equity interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd. ("Dongfeng") for proceeds of approximately $20 million and recognized a gain of $5 million during the nine months ended September 30, 2013.

NOTE 8. Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary is provided below:

	September 30	December 31
	2014	2013
	(Dollars in Millions)
Raw materials	$282	$204
Work-in-process	163	191
Finished products	139	104
Valuation reserves	(22)	(27)
	$562	$472

Effective July 1, 2014, the Company recorded $101 million of inventory at fair value in connection with the Electronics Acquisition. The fair value of inventory was based on management's estimate, available information, and reasonable and supportable assumptions, resulting in an increase of $2 million over the acquiree's historical cost. This amount was subsequently expensed in Cost of sales on the Company’s Consolidated Statements of Comprehensive (Loss) Income during the three-month period ended September 30, 2014.

NOTE 9. Other Assets

Other current assets are comprised of the following components:

	September 30	December 31
	2014	2013
	(Dollars in Millions)
Recoverable taxes	$148	$140
Joint venture receivables	61	63
Pledged accounts receivable	—	52
Prepaid assets and deposits	49	45
Deferred tax assets	35	36
Contractually reimbursable engineering costs	30	—
Other	22	16
	$345	$352
Pledged accounts receivable are related to an arrangement, through a subsidiary in France, to sell accounts receivable with recourse on an uncommitted basis. At September 30, 2014 these pledged receivables totaling $30 million were reclassified as assets held for sale in connection with the Interiors Divestiture.

Other non-current assets are comprised of the following components:

	September 30	December 31
	2014	2013
	(Dollars in Millions)
Deferred tax assets	$90	$69
Recoverable taxes	49	63
Contractually reimbursable engineering costs	42	13
Other	36	40
	$217	$185
Current and non-current contractually reimbursable engineering costs of $30 million and $42 million, respectively, at September 30, 2014, are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive reimbursements of approximately $10 million, $34 million, $21 million, $6 million and $1 million in the annual periods of 2014, 2015, 2016, 2017 and 2018 and after, respectively.

NOTE 10. Property and Equipment

Property and equipment, net consists of the following:

	September 30	December 31
	2014	2013
	(Dollars in Millions)
Land	$147	$162
Buildings and improvements	294	301
Machinery, equipment and other	1,326	1,309
Construction in progress	159	145
Total property and equipment	1,926	1,917
Accumulated depreciation	(598)	(580)
	1,328	1,337
Product tooling, net of amortization	75	77
Property and equipment, net	$1,403	$1,414

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

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Dollars in Millions)
Depreciation	$58	$54	$157	$160
Amortization	3	3	8	8
	$61	$57	$165	$168

NOTE 11. Intangible Assets

Intangible assets, net are summarized as follows:

	Estimated Weighted Average Useful Life (years)	September 30, 2014			December 31, 2013
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(Dollars in Millions)
Definite-Lived
Developed technology	8	$229	$106	$123	$219	$88	$131
Customer related	10	213	59	154	214	45	169
Other	39	30	10	20	32	9	23
Subtotal		$472	$175	$297	$465	$142	$323
Indefinite-Lived
Goodwill				$107			$97
Trade names				27			27
Subtotal				134			124
Total				$431			$447

Effective July 1, 2014, and in connection with the Electronics Acquisition, the Company recorded approximately $16 million of identifiable intangible assets, predominantly related to developed technology. These definite lived intangible assets are being amortized over their estimated useful lives of 6 years, using the straight-line method.

In connection with the Thermal Acquisition, the Company recorded intangible assets including developed technology of $6 million and customer related assets of $2 million. These definite lived intangible assets are being amortized using the straight-line method over their estimated useful lives of 9 years for developed technology and 12-14 years for customer related assets. Additionally, the Company recorded goodwill of approximately $8 million for the excess of the purchase price over the net of the fair values of the identifiable assets and liabilities acquired.

During the three-month period ended June 30, 2014, the Company determined that assets and liabilities subject to the Interiors Divestiture met the "held for sale" criteria. As the fair value of the assets and liabilities subject to the Interiors Divesiture was less than the carrying value, the long-lived assets were written down in their entirety, which included definite lived intangible assets of $7 million as of June 30, 2014. The Company recorded approximately $14 million and $40 million of amortization expense related to definite-lived intangible assets for the three-month and nine-month periods ended September 30, 2014, respectively. The Company currently estimates annual amortization expense to be $52 million for 2014, $54 million for 2015, $53 million for 2016, $51 million for 2017 and $45 million for 2018. Indefinite-lived intangible assets, including goodwill and trade names are not amortized but are tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired.

A roll-forward of the gross carrying amounts of intangible assets, by product group is presented below.

	Definite-lived intangibles			Indefinite-lived intangibles
	Developed Technology	Customer Related	Other	Trade Names	Goodwill	Total
	(Dollars in Millions)
Climate:
Balance at December 31, 2013	$109	$80	$15	$27	$46	$277
Business acquisitions	6	2	—	—	10	18
Foreign currency	(1)	(8)	(2)	—	—	(11)
Amortization expenses	(18)	(9)	—	—	—	(27)
Balance at September 30, 2014	$96	$65	$13	$27	$56	$257
Electronics:
Balance at December 31, 2013	$14	$89	$8	$—	$51	$162
Business acquisitions	16	—	—	—	—	16
Foreign currency	2	8	(1)	—	—	9
Amortization expenses	(5)	(8)	—	—	$—	(13)
Balance at September 30, 2014	$27	$89	$7	$—	$51	$174
Other:
Balance at December 31, 2013	$8	$—	$—	$—	$—	$8
Loss on assets held for sale	(7)	—	—	—	—	(7)
Foreign currency	(1)	—	—	—	—	(1)
Balance at September 30, 2014	$—	$—	$—	$—	$—	$—
Total:
Balance at December 31, 2013	$131	$169	$23	$27	$97	$447
Business acquisitions	22	2	—	—	10	34
Foreign currency	—	—	(3)	—	—	(3)
Amortization expenses	(23)	(17)	—	—	—	(40)
Loss on assets held for sale	(7)	—	—	—	—	(7)
Balance at September 30, 2014	$123	$154	$20	$27	$107	$431

NOTE 12. Debt

The Company’s short and long-term debt consists of the following:

	September 30 2014	December 31 2013
	(Dollars in Millions)
Short-term debt
Current portion of term facility due April 9, 2021	$6	$—
Current portion of other long-term debt	1	2
Short-term borrowings	134	104
Total short-term debt	$141	$106

Long-term debt
6.75% senior notes due April 15, 2019	$—	$396
Term facility due April 9, 2021	584	—
HVCC USD term loan due May 30, 2016	100	100
HVCC KRW term loan due May 30, 2016	95	95
Other	61	33
Total long-term debt	$840	$624

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

The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, including financial covenants and contains customary events of default. The Term Facility and the Revolving Facility require that, as of the last day of any four consecutive fiscal quarters of the Company last ended (commencing as of June 30, 2014), the Company maintain a total net leverage ratio no greater than 3.00:1.00 (the “Financial Maintenance Covenant”). During any period when the Company’s corporate and family ratings meet certain specified ratings, certain of the negative covenants shall be suspended and the Financial Maintenance Covenant shall only be tested with respect to the Revolving Facility. As of September 30, 2014, the Company was in compliance with the Financial Maintenance Covenant.

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

In connection with signing of the Credit Agreement, on April 9, 2014, the Company terminated its $130 million revolving loan credit agreement dated October 1, 2010. On June 23, 2014, the Company drew the $600 million term loan, net of an original issue discount of $9 million. On September 30, 2014, the company made its first mandatory repayment of 0.25% of the initial term loan or $1.5 million. As of September 30, 2014, $598.5 million face value was outstanding under the Term Facility, and there were no outstanding borrowings under the Revolving Facility.

6.75% Senior Notes Due April 15, 2019

The Company's 6.75% senior notes due April 15, 2019 (the"Senior Notes"), were issued under an Indenture (the “Indenture”) among the Company, the subsidiary guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee. The Indenture and the form of Senior Notes provide, among other things, that prior to April 15, 2014, the Company had the option to redeem up to 10% of the Senior Notes during any 12-month period from the issue date until April 15, 2014, for a 103% redemption price, plus accrued and unpaid interest to the redemption date. On April 10, 2014, the Company exercised this right and redeemed $50 million, or 10%, of its Senior Notes. Additionally, the Company had the option to redeem a portion or all of the Senior Notes beginning on April 15, 2014, for a 105.063% redemption price, plus accrued and unpaid interest to the redemption date. On April 9, 2014, the Company exercised this right and issued a call notice and redeemed the remaining $350 million of its Senior Notes on May 9, 2014. The Company recorded a $23 million loss on extinguishment of debt in the nine months ended September 30, 2014, related to the premium paid on the debt redemption and unamortized original issue discount, debt fees and other debt issue costs associated with the Senior Notes.

HVCC Term Loans

During the first quarter of 2013, HVCC entered into and fully drew on two unsecured bilateral term loan credit agreements with aggregate available borrowings of approximately $195 million. As of September 30, 2014, the U.S. dollar ("USD") equivalent of these agreements was $195 million. Both credit agreements mature in May 2016, and are subject to financial covenants requiring total debt to EBITDA of not greater than 3.2x and a total interest coverage test of more than 3x. The Company was in compliance with such covenants at September 30, 2014.

Short-Term Debt

Short-term borrowings are primarily related to the Company's non-U.S. operations and are payable in various currencies. As of September 30, 2014, the Company had international affiliate short-term borrowings of $134 million, approximately $115 million of which is related to HVCC. As of December 31, 2013, the Company had international affiliate short-term borrowings of $104 million, approximately $68 million of which is related to HVCC. These borrowings are payable in both USD and non-USD currencies including, but not limited to, the Euro, Korean Won, Turkish Lira, and Chinese Yuan.

Short-term borrowings at December 31, 2013, include an arrangement, through a subsidiary in France, to sell accounts receivable with recourse on an uncommitted basis. The amount of financing available is dependent on the amount of receivables less customary reserves. The Company pays a 25 basis points servicing fee on all receivables sold, as well as a financing fee of three-month Euribor plus 95 basis points on the advanced portion. Outstanding borrowings under the facility at September 30, 2014 were $12 million with $30 million of receivables pledged as security, both of which were classified as held for sale. At December 31, 2013, there were $31 million outstanding borrowings under the facility with $52 million of receivables pledged as security. Pursuant to the Purchase Agreement the Company is required to fund any amounts outstanding under this facility as Master Closing of the Interiors Divestiture. On November 1, 2014, in connection with the Master Closing, the Company funded the outstanding balance under this facility which was approximately $1 million.

Fair Value of Debt

The Company's fair value of debt excluding debt included in Liabilities held for sale was approximately $978 million and $755 million at September 30, 2014 and December 31, 2013, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 1, "Market Prices" and Level 2, "Other Observable Inputs" in the fair value hierarchy, respectively.

NOTE 13. Employee Benefit Plans

Defined Benefit Plans

The Company's net periodic benefit costs for the three-month periods ended September 30, 2014 and 2013 were as follows:

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
	(Dollars in Millions)
Service cost	$—	$—	$6	$5
Interest cost	9	12	6	7
Expected return on plan assets	(12)	(16)	(4)	(4)
Settlements	(25)	—	—	—
Special termination benefits	—	1	—	—
Amortization of actuarial losses	—	—	1	—
Net pension (benefit) expense	$(28)	$(3)	$9	$8

The Company's net periodic benefit costs for the nine-month periods ended September 30, 2014 and 2013 were as follows:

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
	(Dollars in Millions)
Service cost	$—	$—	$18	$17
Interest cost	34	36	18	21
Expected return on plan assets	(43)	(47)	(12)	(14)
Settlements	(25)	—	—	—
Special termination benefits	—	1	—	—
Amortization of actuarial losses	—	—	2	1
Net pension (benefit) expense	$(34)	$(10)	$26	$25

During the nine-month period ended September 30, 2014, the Company made cash contributions to non-U.S. defined benefit pension plans and U.S. retirement plans of $17 million and $2 million, respectively. During 2014, the Company expects to make additional cash contributions to its non-U.S. defined benefit pension plans of $26 million. The Company’s expected 2014 contributions may be revised.

Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. The expense related to matching contributions was approximately $3 million for both the three-month periods ended September 30, 2014 and 2013. The expense related to matching contributions was approximately $11 million and $9 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

Annuity Purchase

On July 22, 2014, the Company purchased a non-participating annuity contract from Prudential Insurance Company of America (“Prudential”) for certain participants under the U.S. defined benefit pension plan (the “Plan”). The annuity purchase covered approximately 3,900 participants and resulted in the settlement of approximately $350 million of the outstanding pension benefit obligation (“PBO”) under the Plan and recognized a settlement gain of $25 million during the three months ended September 30, 2014. This gain is the pro-rata portion of the existing unamortized gain in accumulated other comprehensive (loss) income ("AOCI") and was calculated based on the percentage of the Plan's PBO that was settled as part of the annuity purchase. Prudential has unconditionally and irrevocably guaranteed the full payment of benefits to plan participants associated with the annuity purchase and benefits payment will be in the same form that was in effect under the Plan. Prudential has also assumed all investment risk associated with the assets that were delivered as annuity contract premiums.

NOTE 14. Income Taxes

During the three and nine-month periods ended September 30, 2014, the Company recorded income tax provisions of $22 million and $94 million, respectively, which includes income tax expense in countries where the Company is profitable, withholding taxes, changes in uncertain tax benefits, and the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions due to valuation allowances. Pre-tax losses from continuing operations in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $51 million and $44 million, for the three months ended September 30, 2014 and 2013, respectively, resulting in an increase in the Company's effective tax rate in those years.

The Company provides for U.S. and non-U.S. income taxes and non-U.S. withholding taxes on the projected future repatriations of the earnings from its non-U.S. operations that are not considered permanently reinvested at each tier of the legal entity structure. During the three-month periods ended September 30, 2014 and 2013, the Company recognized expense of $3 million and $4 million, respectively, reflecting the Company's forecasts which contemplate numerous financial and operational considerations that impact future repatriations.

The Company's provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income before income taxes, excluding equity in net income of non-consolidated affiliates for the period. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company's operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. The Company is also required to record the tax impact of certain other non-recurring tax items, including changes in judgments about valuation allowances and uncertain tax positions, and changes in tax laws or rates, in the interim period in which they occur.

The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will continue to cause variability in the Company's quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent adjusted historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. As part of the Electronics Acquisition, an existing Visteon legal entity in Mexico with substantial net operating loss carryforward attributes for which a valuation allowance was previously recorded acquired a portion of the operations in Mexico. Management projects the combined results from the acquired business should result in the partial utilization of the existing net operating loss carryforward attributes prior to their expiration, and consequently, the Company recognized a tax benefit through continuing operations of $5 million related to the partial elimination of the valuation allowance during the third quarter of 2014.

Unrecognized Tax Benefits

Gross unrecognized tax benefits were $83 million at September 30, 2014, and $73 million at December 31, 2013, of which approximately $38 million and $30 million, respectively, represent the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties on uncertain tax positions in income tax expense and related amounts accrued at September 30, 2014 and December 31, 2013 were $27 million and $23 million, respectively.

With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2009 or state and local, or non-U.S. income tax examinations for years before 2003. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in the U.S. and Asia (including Korea) could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits.

A reconciliation of unrecognized tax benefits, including amounts attributable to discontinued operations, is as follows:

Nine Months Ended September 30, 2014
(Dollars in Millions)
Beginning balance	$73
Additions to tax positions related to current period	6
Additions to tax positions related to prior periods	7
Settlements with tax authorities	(1)
Lapses in statute of limitations	(1)
Effect of exchange rate changes	(1)
Ending balance	$83
During 2012, South Korean tax authorities commenced a review of the Company's South Korean affiliates (including Halla) for tax years 2007 through 2012, and issued formal notice of assessments, including penalties, of approximately $25 million for alleged underpayment of withholding tax on dividends paid and other items, including certain management service fees charged by Visteon. The Company's South Korean affiliates have paid approximately $25 million to the tax authorities in 2013 and 2012, as required under South Korean tax regulations, to pursue the appeals process. During the third quarter of 2014, the tax authorities refunded approximately $11 million to the Company's South Korean affiliates, comprised of $5 million representing substantially all of the tax associated with the management service fees charged by Visteon and $6 million representing a partial refund related to withholding tax on dividends paid. The Company continues to evaluate all available settlement opportunities, including litigation related to the outstanding items and believes that it is more likely than not that it will receive a favorable outcome.

During 2012, Brazilian tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) of approximately $15 million related to the sale of its chassis business to a third party. During 2013, after attempts to reopen an appeal of the administrative decision failed, Sistemas opened a judicial proceeding against the government to address the notice which required a deposit in the amount of the assessment in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments in South Korea and Brazil, as well as contingent income tax refund claims associated with other jurisdictions, including applicable accrued interest income, totaled $34 million as of September 30, 2014, and were included in Other non-current assets on the consolidated balance sheet.

NOTE 15. Stockholders’ Equity and Non-controlling Interests

Changes in equity for the three months ended September 30, 2014 and 2013 are as follows:

	2014			2013
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Stockholders' equity beginning balance	$1,311	$910	$2,221	$1,352	$745	$2,097
Net income from continuing operations	8	22	30	45	17	62
Net loss from discontinued operations	(29)	—	(29)	(2)	—	(2)
Net (loss) income	(21)	22	1	43	17	60
Other comprehensive (loss) income
Foreign currency translation adjustments	(52)	(13)	(65)	36	14	50
Benefit plans	(37)	—	(37)	(2)	—	(2)
Unrealized hedging (loss) gains	(2)	(2)	(4)	5	2	7
Total other comprehensive (loss) income	(91)	(15)	(106)	39	16	55
Stock-based compensation, net	3	—	3	4	—	4
Warrant exercises	5	—	5	—	—	—
Share repurchase	—	—	—	(125)	—	(125)
Business acquisitions	—	46	46	—	—	—
Dividends to non-controlling interests	—	7	7	—	(6)	(6)
Stockholders' equity ending balance	$1,207	$970	$2,177	$1,313	$772	$2,085

Changes in equity for the nine months ended September 30, 2014 and 2013 are as follows:

	2014			2013
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Stockholders' equity beginning balance	$1,920	$953	$2,873	$1,385	$756	$2,141
Net income from continuing operations	32	76	108	177	51	228
Net (loss) income from discontinued operations	(189)	(11)	(200)	—	2	2
Net (loss) income	(157)	65	(92)	177	53	230
Other comprehensive (loss) income
Foreign currency translation adjustments	(46)	(14)	(60)	(18)	(6)	(24)
Benefit plans	(36)	—	(36)	8	—	8
Unrealized hedging gains (loss)	3	—	3	(6)	(3)	(9)
Total other comprehensive loss	(79)	(14)	(93)	(16)	(9)	(25)
Stock-based compensation, net	18	—	18	14	—	14
Warrant exercises	5	—	5	3	—	3
Share repurchase	(500)	—	(500)	(250)	—	(250)
Business acquisitions	—	46	46	—	—	—
Dividends to non-controlling interests	—	(80)	(80)	—	(28)	(28)
Stockholders' equity ending balance	$1,207	$970	$2,177	$1,313	$772	$2,085
Stock Options

During the three and nine-month periods ended September 30, 2014, the Company received payments of $2 million and $12 million related to the exercise of 29,847 and 151,789 stock options, respectively.

Share Repurchase Program

Since July 2012, the Company's board of directors has authorized a total of $1.175 billion in share repurchases. On May 8, 2014, the Company announced an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million. Under the program, the Company paid the financial institution $500 million and received an initial delivery of 3,394,157 shares of common stock using a reference price of $92.07, and an additional delivery of 1,129,001 shares of common stock following the conclusion of the hedge period which determined a certain minimum amount of shares guaranteed under a portion of the program that had a maximum per share price of $100.54. The final settlement will be generally based on the volume-weighted average price of the Company's common stock over a period of up to approximately 12 months, less a negotiated discount, 50 percent of which will be subject to a maximum per share price. On October 15, 2014, the capped portion of the program concluded, and the Company received an additional 112,269 shares. As of September 30, 2014, $375 million remained authorized and available for repurchase through December 31, 2015. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market or privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other.

Non-controlling Interests

Non-controlling interests in the Visteon Corporation economic entity are as follows:

	September 30	December 31
	2014	2013
	(Dollars in Millions)
HVCC	$785	$777
YFVE	114	139
SVAE	40	—
Visteon Interiors Korea, Ltd.	15	22
Other	16	15
Total non-controlling interests	$970	$953

In connection with the Electronics Acquisition, the Company acquired a controlling 60% interest in Shanghai Visteon Automotive Electronics Co., Ltd. ("SVAE"). In connection with the preliminary purchase price allocation, the non-controlling interest in SVAE was recorded at estimated fair value based on management's estimates, available information, and reasonable and supportable assumptions as the July 1, 2014, transaction closing date. Additionally, the Company utilized a third-party to assist with the estimation of fair value. The estimated fair value of the non-controlling interest in SVAE of $38 million was based on the discounted cash flows method, which is an income approach. This fair value measurement is classified within level 3 of the fair value hierarchy.

Accumulated Other Comprehensive Income (loss)

Changes in AOCI and reclassifications out of AOCI by component includes:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$—	$(145)	$(12)	$(90)
Other comprehensive income (loss) before reclassification, net of tax	(59)	42	(37)	(8)
Amounts reclassified from AOCI	(32)	(3)	(42)	(8)
Ending balance	$(91)	$(106)	$(91)	$(106)

Changes in AOCI by component:
Foreign currency translation adjustments
Beginning balance	$(31)	$(43)	$(37)	$11
Other comprehensive income (loss) before reclassification, net of tax	(52)	36	(46)	(16)
Amounts reclassified from AOCI (a)	—	—	—	(2)
Ending balance	(83)	(7)	(83)	(7)
Benefit plans
Beginning balance	26	(98)	25	(108)
Other comprehensive income before reclassification, net of tax (b)	(13)	(2)	(13)	7
Amounts reclassified from AOCI (c)	(24)	—	(23)	1
Ending balance	(11)	(100)	(11)	(100)
Unrealized hedging gains (loss)
Beginning balance	5	(4)	—	7
Other comprehensive income (loss) before reclassification, net of tax (d)	6	8	22	1
Amounts reclassified from AOCI (e)	(8)	(3)	(19)	(7)
Ending balance	3	1	3	1
AOCI ending balance	$(91)	$(106)	$(91)	$(106)
(a) Amount included in Other expenses in Consolidated Statements of Comprehensive (Loss) Income.
(b) Net tax expense of $3 million is related to benefit plans for the nine months ended September 30, 2013.
(c) Amount included in the computation of net periodic pension cost. See Note 13 "Employee Benefit Plans" for additional details.
(d) Net tax expense (benefit) of $(1) million and $3 million are related to unrealized hedging gains (loss) for the three months ended September 30, 2014 and 2013, respectively. Net tax expense (benefit) of $1 million and $(2) million are related to unrealized hedging gains (loss) for the nine months ended September 30, 2014 and 2013, respectively.
(e) Amount is included in Cost of sales in Consolidated Statements of Comprehensive (Loss) Income.

NOTE 16. Earnings Per Share

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

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(In Millions, Except Per Share Amounts)
Numerator:
Income from continuing operations	$8	$45	$32	$177
Loss from discontinued operations	(29)	(2)	(189)	—
Net (loss) income attributable to Visteon Corporation	$(21)	$43	$(157)	$177
Denominator:
Average common stock outstanding - basic	44.0	49.4	46.2	50.4
Dilutive effect of warrants and performance stock units	1.4	1.0	1.3	1.1
Diluted shares	45.4	50.4	47.5	51.5

Basic and Diluted (Loss) Earnings Per Share Data:
Basic (loss) earnings per share attributable to Visteon:
Continuing operations	$0.18	$0.91	$0.69	$3.51
Discontinued operations	(0.66)	(0.04)	(4.09)	—
Basic (loss) earnings per share attributable to Visteon	$(0.48)	$0.87	$(3.40)	$3.51
Diluted (loss) earnings per share attributable to Visteon:
Continuing operations	$0.18	$0.89	$0.67	$3.44
Discontinued operations	(0.64)	(0.04)	(3.98)	—
Diluted (loss) earnings per share attributable to Visteon	$(0.46)	$0.85	$(3.31)	$3.44
The effect of certain common stock equivalents including warrants, performance-based share units, and stock options were excluded from the computation of weighted average diluted shares outstanding as inclusion of such items would be anti-dilutive, summarized below. All common stock equivalents were dilutive in the three and nine months ended September 30, 2014.

	Three Months Ended September 30			Nine Months Ended September 30
	2013			2013
	(In Millions, Except Per Share Amounts)
Number of stock options	0.2			0.2
Exercise price	$44.55	-	$74.08	$44.55	-	$74.08

NOTE 17. Fair Value Measurements and Financial Instruments

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

As of September 30, 2014 and December 31, 2013, the Company had forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $662 million and $625 million, respectively. Fair value estimates of these contracts are based on quoted market prices and other observable inputs. A portion of these instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the AOCI component of Stockholders’ equity in the Company’s consolidated balance sheets. The ineffective portion of these instruments is recorded as Cost of sales in the Company’s consolidated statements of comprehensive (loss) income.

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
Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments are included in the Company’s consolidated balance sheets, as follows:

		Assets		Liabilities
Risk Hedged	Classification	September 30 2014	December 31 2013	September 30 2014	December 31 2013
	(Dollars in Millions)
Designated
Foreign currency	Other current assets	$10	$4	$2	$—
Foreign currency	Other current liabilities	—	2	2	4
Non-designated
Foreign currency	Other current assets	5	3	1	1
		$15	$9	$5	$5

	Gross Amount Recognized		Gross Amount Offset in the Statement of Financial Position		Net Amount Presented in the Statement of Financial Position
Foreign currency	September 30	December 31	September 30	December 31	September 30	December 31
derivatives	2014	2013	2014	2013	2014	2013
	(Dollars in Millions)
Assets
Designated	$10	$4	$2	$—	$8	$4
Non-designated	5	3	1	1	4	2
	$15	$7	$3	$1	$12	$6
Liabilities
Designated	$2	$4	$—	$2	$2	$2
	$2	$4	$—	$2	$2	$2

Gains and losses on derivative financial instruments recorded in Cost of sales for the three and nine-month periods ended September 30, 2014 and 2013, were as follows:

	Recorded in AOCI, net of tax		Reclassified from AOCI into Income		Recorded in Income
	2014	2013	2014	2013	2014	2013
	(Dollars in Millions)
Three Months Ended September 30:
Cash flow hedges	$(2)	$5	$8	$3	$—	$—
Non-designated cash flow hedges	—	—	—	—	(1)	1
	$(2)	$5	$8	$3	$(1)	$1
Nine Months Ended September 30:
Cash flow hedges	$3	$(6)	$19	$7	$—	$—
Non-designated cash flow hedges	—	—	—	—	(2)	2
	$3	$(6)	$19	$7	$(2)	$2

Concentrations of Credit Risk

Financial instruments including cash equivalents, marketable securities, derivative contracts, and accounts receivable, expose the Company to counter-party credit risk for non-performance. The Company’s counterparties for cash equivalents, marketable securities and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counter-party and through monitoring counter-party credit risks. The Company’s concentration of credit risk related to derivative contracts at September 30, 2014 and December 31, 2013, is not material. With the exceptions below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at September 30, 2014 and December 31, 2013, respectively.

	September 30 2014	December 31 2013
Ford and its affiliates	25%	20%
Hyundai Mobis Company	16%	15%
Hyundai Motor Company	8%	9%
Management periodically performs credit evaluations of its customers and generally does not require collateral.

Items Measured at Fair Value on a Non-recurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis. As further described in Note 2, "Business Acquisitions", the Company utilized a third party to assist in the fair value determination of the preliminary purchase price allocations for the Electronics Acquisition, the Thermal

Acquisition and the JCS-Nanjing controlling interest acquisition. Management’s allocation of fair values to asset and liabilities was completed through a combination of cost, market and income approaches. These fair value measurements are classified within Level 3 of the fair value hierarchy. As further described in Note 3, "Interiors Divestiture", the fair value of the assets and liabilities subject to the Interiors Divestiture was less than the carrying value. As a result, the long-lived assets were reduced to zero and impairment loss of $15 million and $188 million were recorded in the three and nine month periods ended September 30, 2014, respectively. As the impairment was determined using other observable inputs, the fair value measurements are classified within Level 2 of the fair value hierarchy.

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

On March 29, 2012, the Korean Supreme Court ruled that regular bonuses should be included for purposes of calculating the ordinary wage of applicable employees, which was contrary to previous legal precedent and the position of the Korean Ministry of Employment and Labor. On December 18, 2013, the Korean Supreme Court issued an en banc decision clarifying that (i) regular bonuses should be included for purposes of calculating such ordinary wage, and (ii) certain incentive pay and family allowances may also be included for purposes of calculating such ordinary wage if they were paid to employees as consideration for the labor actually provided by them. The court also indicated that employers could be excused from liability for excluding such regular bonuses from ordinary wages where an express or implied management-labor agreement or practice to exclude such amounts existed and to require such payment would cause “serious managerial difficulty.” The Company is evaluating the potential financial impact of these new court rulings, and is not able to determine at this time whether it will have a material impact on the results of operations and cash flows of its South Korean subsidiaries. In addition, on May 24, 2013, Halla Visteon Climate Control Union in Korea, representing 891 hourly employees of HVCC, filed a legal petition with Seoul Southern District Court, claiming unpaid statutory benefits for the past three years based on the initial Supreme Court ruling. At a hearing held on September 26, 2014, the plaintiffs submitted a final revised claim amount of approximately 44 billion Korean won (approximately $42 million). The Company is in the process of evaluating these claims, but at this time is not able to estimate the possible loss or range of loss in connection with this matter.

In November 2013, the Company and HVCC, jointly filed an Initial Notice of Voluntary Self-Disclosure statement with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding certain sales of automotive HVAC components by a minority-owned, Chinese joint venture of HVCC into Iran. The Company updated that notice in December 2013, and subsequently filed a voluntary self-disclosure regarding these sales with OFAC in March 2014. In May 2014, the Company voluntarily filed a supplementary self-disclosure identifying additional sales of automotive HVAC components by the Chinese joint venture, as well as similar sales involving an HVCC subsidiary in China, totaling approximately $12 million, and filed a final voluntary-self disclosure with OFAC on October 17, 2014. OFAC is currently reviewing the results of the Company’s investigation. Following that review, OFAC may conclude that the disclosed sales resulted in violations of U.S. economic sanctions laws and warrant the imposition of civil penalties, such as fines, limitations on the Company's ability to export products from the United States, and/or referral for further investigation by the U.S. Department of Justice. Any such fines or restrictions may be material to the Company’s financial results in the period in which they are imposed, but at this time is not able to estimate the possible loss or range of loss in connection with this matter. Additionally, disclosure of this conduct and any fines or other action relating to this conduct could harm the Company’s reputation and have a material adverse effect on our business, operating results and financial condition. The Company cannot predict when OFAC will conclude its own review of our voluntary self-disclosures or whether it may impose any of the potential penalties described above.

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

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of September 30, 2014, the Company maintained accruals of approximately $10 million for claims aggregating approximately $143 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

Several current and former employees of Visteon Deutschland GmbH (“Visteon Germany”) filed civil actions against Visteon Germany in various German courts beginning in August 2007, seeking damages for the alleged violation of German pension laws that prohibit the use of pension benefit formulas that differ for salaried and hourly employees without adequate justification. Several of these actions have been joined as pilot cases. In a written decision issued in April 2010, the Federal Labor Court issued a declaratory judgment in favor of the plaintiffs in the pilot cases. To date, more than 750 current and former employees have filed similar actions or have inquired as to or been granted additional benefits, and an additional 600 current and former employees are similarly situated. The Company's remaining reserve for unsettled cases is approximately $8 million and is based on the Company’s best estimate as to the number and value of the claims that will be made in connection with the pension plan. However, the Company’s estimate is subject to many uncertainties which could result in Visteon Germany incurring amounts in excess of the reserved amount up to approximately $9 million.

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

On September 1, 2010, the Company filed a Notice of Appeal to the District Court of the Court's decision to include non-appealing retirees, and on September 15, 2010, the UAW filed a Notice of Cross-Appeal. On July 25, 2012, the District Court ruled in favor of the Company on both appeals, and the UAW appealed this ruling to the Circuit Court. On August 28, 2014, the Circuit Court affirmed the District Court's rulings. The UAW filed a petition for rehearing, which the Circuit Court denied on October 2, 2014. The Company reached an agreement with the original appellants in late-September 2010, which resulted in the Company not restoring other postretirement employee benefits of such retirees. On September 30, 2010, the UAW filed a complaint, which it amended on October 1, 2010, in the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after October 1, 2010. The parties reached a preliminary settlement agreement in January 2013, but it was later terminated by the plaintiffs. On October 22, 2013, the U.S. District Court for the Eastern District of Michigan issued an order denying the Company's motion to dismiss the UAW's complaint and granted its motion to transfer the case to the U.S. District Court for the District of Delaware. The UAW filed a petition for a writ of mandamus with the U.S. Court of Appeals for the Sixth Circuit, requesting the court vacate the transfer of the case. In May 2014, the U.S. Court of Appeals for the Sixth Circuit denied the UAW's petition. The UAW requested a panel rehearing or rehearing en banc, which was denied by the Sixth Circuit Court of Appeals on August 13, 2014. On October 1, 2014, the Company filed a motion for judgment on the pleadings before the Delaware District Court. As of September 30, 2014, the Company maintains an accrual for claims that are deemed probable of loss and are reasonably estimable.

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

	Nine Months Ended September 30
	2014	2013
	(Dollars in Millions)
Beginning balance	$49	$57
Accruals for products shipped	14	12
Changes in estimates	1	(4)
Currency	(2)	(1)
Settlements	(16)	(12)
Reclassified to held for sale	(2)	—
Ending balance	$44	$52

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

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At September 30, 2014, the Company has recorded a reserve of approximately $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at September 30, 2014, and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 19. Segment Information

The Company’s reportable segments are as follows:

•	Climate - The Company’s Climate product line includes climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems.

•
Electronics - The Company’s Electronics product line includes audio systems, infotainment systems, driver information systems, connectivity and telematics solutions, climate controls, and electronic control modules.

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

On July 1, 2014, the Company completed the acquisition of substantially all of the global automotive electronics business of Johnson Controls Inc., whose operating results are included in the Electronics segment from the date of acquisition. In August 2014, HVCC completed its purchase of the automotive thermal and emissions product line of Cooper-Standard Automotive Inc. and the operating results of the business acquired are included in the Climate segment from the date of acquisition.

Segment Sales

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Dollars in Millions)
Climate	$1,211	$1,131	$3,811	$3,606
Electronics	760	340	1,642	1,059
Other	24	44	95	143
Eliminations	(25)	(31)	(78)	(128)
Total consolidated sales	$1,970	$1,484	$5,470	$4,680

Segment Adjusted EBITDA

The Company defines Adjusted EBITDA as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of equity in net income of non-consolidated affiliates, net income attributable to non-controlling interests, asset impairments, gains or losses on divestitures, net restructuring expenses and other reimbursable costs, non-cash stock-based compensation expense, certain employee charges and benefits, reorganization items and other non-operating gains and losses. The Company's definition of Adjusted EBITDA includes the impacts of discontinued operations for all periods presented.

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

Segment Adjusted EBITDA is summarized below:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Dollars in Millions)
Climate	$112	$114	$376	$375
Electronics	50	27	157	83
Other	(7)	(1)	(11)	(6)
Total segment Adjusted EBITDA	155	140	522	452
Reconciling Items:
Interiors discontinued operations	(6)	2	21	14
Corporate	(13)	(14)	(44)	(34)
Total consolidated Adjusted EBITDA	$136	$128	$499	$432

The reconciliation of Adjusted EBITDA to Net (loss) income attributable to Visteon is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Dollars in Millions)
Total Adjusted EBITDA	$136	$128	$499	$432
Interest expense, net	6	9	20	27
Provision for income taxes	22	23	94	59
Depreciation and amortization	75	60	196	179
Net income attributable to non-controlling interests	22	17	65	53
Equity in net income of affiliates	(2)	(48)	(15)	(134)
Loss on debt extinguishment	—	—	23	—
Restructuring expenses	9	10	23	31
Other expenses	20	6	40	14
Non-cash, stock-based compensation expense	3	4	9	14
Pension settlement gain	(25)	—	(25)	—
Other	4	—	5	—
Discontinued operations	23	4	221	12
Net (loss) income attributable to Visteon Corporation	$(21)	$43	$(157)	$177

Segment Operating Assets

	Inventories, net		Property and Equipment, net
	September 30 2014	December 31 2013	September 30 2014	December 31 2013
	(Dollars in Millions)
Climate	$362	$324	$1,073	$1,046
Electronics	195	106	292	163
Other	5	42	22	190
Total segment operating assets	562	472	1,387	1,399
Corporate	—	—	16	15
Total consolidated operating assets	$562	$472	$1,403	$1,414
Other segment operating assets as of December 31, 2013 are inclusive of amounts associated with assets subject to the Interiors Divestiture, which were reclassified to assets held for sale as of September 30, 2014.

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

Executive Summary

Overview

Visteon is a global supplier of climate, electronics and interiors systems, modules and components to automotive original equipment manufacturers (“OEMs”) including BMW, Chrysler, Daimler, Ford, General Motors, Honda, Hyundai, Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. The Company has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 29,000 employees dedicated to the design, development, manufacture and support of its product offerings and its global customers.

Shareholder Value Creation Plan

The Company continued to execute its Shareholder Value Creation Plan during the three month period ended September 30, 2014.

•
Electronics Optimization - Visteon closed the acquisition of substantially all of the global automotive electronics business of Johnson Controls Inc. (the "Electronics Acquisition") effective July 1, 2014. The Electronics Acquisition was completed for the aggregate purchase price of $295 million, including $31 million of cash and equivalents at the acquired business. The purchase price was funded with cash on hand and remains subject to adjustments as provided in the Purchase Agreement.

The Electronics Acquisition is expected to enhance Visteon's competitive position in the fast-growing vehicle cockpit electronics segment by strengthening its global scale, manufacturing and engineering footprint, product portfolio and customer penetration. Net sales for the acquired business were approximately $1.3 billion for the annual period ended September 30, 2013. On a combined basis the Company's Electronics business is expected to have approximately $3 billion in annual revenue with a No. 2 global position in driver information and above-average growth rates for the cockpit electronics segment, supplying nine of the world's ten largest vehicle manufacturers.
In connection with the Electronics Acquisition, the Company expects to achieve $40 million to $70 million in annual cost synergies by the end of 2017. In order to achieve these cost synergies, the Company announced a restructuring program designed to reduce fixed costs and to improve operational efficiencies across the Electronics product group including administrative, engineering and manufacturing functions. The Company expects to incur approximately $40 million to $60 million in restructuring costs through the duration of the program and anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized.

•
Interiors Exit Strategy - The Company continued its efforts to complete the divestiture of substantially all of its global Interiors business (the "Interiors Divestiture") pursuant to a Master Purchase Agreement initially executed in May 2014 and subsequently amended (the “Purchase Agreement”). On November 1, 2014, the Company closed on the majority of the Interiors Divestiture (the "Master Closing") completing the largest phase of the Interiors Divestiture to Reydel Automotive Holdings B.V., an affiliate of Cerberus Capital Management, L.P. In connection with the Master Closing, the Company made a cash payment of approximately $120 million, which included the $95 million Cash Contribution and adjustments primarily for working capital subject to further adjustments. The Company also agreed to provide a $56 million revolving credit facility in connection with the Master Closing, which is the shortfall to the agreed $90 million target in external financing arrangements. As transaction related customer purchase order changes are effected over the next several months, increasing the backing of the buyer implemented factoring facility, the seller backed facility is expected to be substantially reduced. The seller-backed facility obligation can also be reduced if the buyer adds working capital facilities in Russia and Thailand. Draws under this seller-backed facility will only be available if certain of the external credit facilities are fully drawn, and any draws on the seller-backed facility generally must be repaid prior to the repayment of the external credit facilities. The seller-backed facility has a maturity of three years and will have an interest rate of Libor plus 5%.

Additionally, Visteon will separate the portion of its Interiors business conducted through its facilities in Chennai and Pune, India into a new legal entity, which will be sold to the buyer as part of the Interiors Divestiture. Due to the time required to effect such separation under Indian law, the consummation of the Indian portion of the Interiors Divestiture will occur subsequent to the Master Closing but is expected before December 31, 2014. The Thailand, Argentina and Brazil portions of the Interiors Divestiture will also occur subsequent to the Master Closing and are expected to close during the first quarter of 2015. The remaining transactions are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions, and may be subject to further cash impacts based on purchase price adjustments at the time of closing.
The Company expects to record additional losses in connection with the Interiors Divestiture in future periods upon closing. The losses are estimated to range from $150 million to $200 million, of which the majority is likely to be recorded during the three months ending December 31, 2014 associated with the Master Closing.

•
Strengthen Balance Sheet - On July 16, 2014, the Company entered into an agreement to transfer certain U.S. pension assets to Prudential Insurance Company of America, to settle approximately $350 million of its U.S. outstanding pension obligation. As a result, the Company recorded a settlement gain of $25 million during the three months ended September 30, 2014.

•
Enhance Shareholder Returns - On May 8, 2014, the Company announced an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million. Under the program, the Company paid the financial institution $500 million and, through September 30, 2014, had received delivery of 4,523,158 shares of common stock under the program. On October 15, 2014, the capped portion of the program concluded, and the Company received an additional 112,269 shares. As of September 30, 2014, $375 million remained authorized and available for repurchase through December 31, 2015. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

Financial Results Summary
Visteon recorded net sales of $1,970 million for the third quarter of 2014, an increase of $486 million from the same period in 2013. For the nine months ended September 30, 2014, the Company recorded sales of $5,470 million, an increase of $790 million from the same period in 2013. The increase in sales for the three and nine month periods ended September 30, 2014, was primarily due to the Electronics Acquisition, the November 2013 acquisition of a controlling ownership interest in Yanfeng Visteon Electronics Co., Ltd. ("YFVE"), higher production volumes and favorable product mix. The Company's sales for the three and nine months ended September 30, 2014, were distributed by product group, geographic region, and customer as follows:

Three Months Ended September 30, 2014

Nine Months Ended September 30, 2014

The Company's sales are significantly impacted by global light vehicle production volumes. A summary of global light vehicle production levels for the three and nine months ended September 30, 2014 and 2013, are presented below by geographic region.

	Three Months Ended September 30			Nine Month Ended September 30
	2014	2013	Change	2014	2013	Change
	(Units in Millions)
Global	20.9	20.3	3.3%	65.3	62.7	4.1%
North America	4.2	3.9	8.2%	12.8	12.2	5.4%
South America	1.0	1.2	(20.5)%	2.9	3.5	(18.0)%
Europe	4.5	4.6	(0.6)%	15.1	14.5	3.7%
China	5.5	5.0	10.1%	16.9	15.3	10.2%
Japan/Korea	3.3	3.3	0.7%	10.4	9.9	5.1%
India	0.9	0.9	4.0%	2.7	2.8	(2.6)%
ASEAN	1.0	1.0	(6.5)%	3.0	3.2	(7.2)%
Source: IHS Automotive

Gross margin was $192 million, or 9.8% of sales, for the three months ended September 30, 2014, compared to $135 million, or 9.1% of sales, for the same period of 2013. The increase was attributable to favorable volume and mix, the Electronics Acquisition, the acquisition of a controlling ownership interest in YFVE, and a pension settlement gain of $25 million.

Net loss attributable to Visteon was $21 million for the three months ended September 30, 2014 representing a decrease of $64 million when compared to Net income attributable to Visteon of $43 million for same period in 2013. The decrease was largely due to the Interiors asset impairment of $15 million, a decrease in equity in net income of affiliates of $46 million related to the disposition of the Company's 50% ownership interest in Yanfeng.

Including discontinued operations, the Company generated $180 million of cash from operating activities during the nine months ended September 30, 2014, an increase of $1 million when compared to the same period of 2013. As of September 30, 2014, the Company had total cash balances of $1,060 million, including $12 million of restricted cash, $99 million of cash held for sale and $13 million of restricted cash held for sale. The Company had total debt balances of $994 million, including $13 million of debt held for sale. As of September 30, 2014, the Company had $66 million of cash in excess of total debt.

Consolidated Results of Operations - Three Months Ended September 30, 2014 and 2013

The Company's consolidated results of operations for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30
	2014	2013	Change
	(Dollars in Millions)
Sales	$1,970	$1,484	$486
Cost of sales	1,778	1,349	429
Gross margin	192	135	57
Selling, general and administrative expenses	107	73	34
Restructuring expenses	9	10	(1)
Interest expense, net	6	9	(3)
Equity in net income of affiliates	2	48	(46)
Other expenses	20	6	14
Provision for income taxes	22	23	(1)
Net income from continuing operations	30	62	(32)
Loss from discontinued operations, net of tax	(29)	(2)	(27)
Net income	1	60	(59)
Net income attributable to non-controlling interests	22	17	5
Net (loss) income attributable to Visteon Corporation	$(21)	$43	$(64)
Adjusted EBITDA*	$136	$128	$8

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

Sales for the three-month period ended September 30, 2014, totaled $1,970 million, which represents an increase of $486 million compared with the same period of 2013. The largest drivers of the sales increase included the Electronics Acquisition effective July 1, 2014 and the acquisition of a controlling ownership interest in Yanfeng Visteon Automotive Electronics Co., Ltd ("YFVE") effective November 7, 2013, which increased sales by $329 million and $91 million, respectively. Additionally, favorable customer volumes and product mix, largely related to the Company's Climate and Electronics product groups, increased sales $59 million, while favorable currency increased sales by $29 million. The change in currency was primarily attributable to the strengthening Euro, Korean Won, and Indian Rupee, partially offset by the weakening Thai Baht and Chinese Yuan. Other reductions of $22 million were associated with customer pricing, net of design savings, and commercial agreements.

Cost of Sales

Cost of sales increased $429 million for the three-month period ended September 30, 2014, when compared with the same period in 2013. The increase includes $414 million attributable to increased production volumes including the Electronics Acquisition and YFVE impacts, and changes in product mix, representing the variable nature of material and labor costs. Foreign currency increased cost of sales by $48 million including year-over-year impacts of the mix of receivables and payables denominated in currencies other than functional currencies. These increases were partially offset by a $25 million pension settlement gain and $8 million of net efficiencies including material, design, and usage economics and other costs.

Gross Margin

The Company's gross margin was $192 million for the three-month period ended September 30, 2014, compared to $135 million for the same period of 2013, an increase of $57 million. The increase in gross margin included $65 million from favorable volumes and mix, including Electronics Acquisition and YFVE impacts. Gross margin also included $25 million related to the pension settlement gain. These increases were partially offset by $19 million of unfavorable currency and unfavorable cost performance of $14 million, largely reflecting increased engineering to support future growth.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $107 million and $73 million during the three-month period ended September 30, 2014 and 2013, respectively. The increase of $34 million is primarily driven by Electronics Acquisition and YFVE impacts. Additional increases included $2 million of unfavorable currency and $1 million from the non-recurrence of cost recoveries associated with divested businesses.

Restructuring Expenses

The Company's restructuring reserves and activity, including amounts attributable to discontinued operations, are summarized below for the three-month period ended September 30, 2014.

	Climate	Electronics	Corporate	Other	Total
	(Dollars in Millions)
Restructuring reserve - June 30, 2014	$13	$—	$—	$13	$26
Expenses	4	5	—	6	15
Utilization	(16)	(1)	—	(8)	(25)
Foreign currency	—	—	—	(1)	(1)
Restructuring reserve - September 30, 2014	$1	$4	$—	$10	$15

In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve annual cost savings ranging from $40 million to $70 million through transaction synergies by the end of 2017. The Company expects to incur approximately $40 million to $60 million of restructuring costs during the program to achieve the targeted annual savings. During the three-months ended September 30, 2014, the Company recorded $5 million of severance and termination benefits under this program associated with approximately 115 employees. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized.

The Company previously announced a $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. In connection with that program, the Company announced plans to restructure three European Interiors facilities, to consolidate its Climate operations and to realign its corporate and administrative functions directly to their corresponding operational beneficiary. As of September 30, 2014, this $100 million restructuring program has been substantially completed. During the three-months ended September 30, 2014, the Company recorded $10 million of restructuring expenses, including amounts associated with discontinued operations, primairly related to the following activities:

•
The previously announced closure of the Climate facility located in Quilmes, Argentina. In connection with the closure, the Company recorded an additional $3 million of restructuring expenses, related to severance and termination benefits.

•
The Company recorded $6 million of severance and termination benefits associated with approximately 100 employees at two European Interiors facilities. This amount has been classified within discontinued operations on the Consolidated Statements of Comprehensive (Loss) Income for the three-month period ended September 30, 2014. Approximately $3 million remains accrued as of September 30, 2014.

During the third quarter of 2013, the Company recorded $10 million of restructuring expenses, net of reversals, including amounts associated with discontinued operations, primarily related to severance and termination benefits associated with approximately 250 employees under a previously announced $100 million program designed to reduce fixed costs and to improve operational efficiency.

Utilization represents payments for severance and other employee termination benefits and special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans.

Interest Expense, Net

Interest expense for the three-month period ended September 30, 2014, of $9 million included $6 million associated with the Term Facility and $3 million associated with affiliate debt. During the three-month period ended September 30, 2013, interest expense was $12 million, including $7 million on the 6.75% Senior Notes due April 15, 2019, $3 million associated with affiliate debt, and $2 million for commitment fees and amortization of debt issuance costs. Interest income was $3 million for both the three-month period ended September 30, 2014 and September 30, 2013.

Equity in Net Income of Affiliates

Equity in net income of affiliates decreased $46 million between the three-month periods ended September 30, 2014 and 2013. The decrease was primarily attributable to the sale of the Company's 50% ownership interest in Yanfeng Visteon Automotive Trim Systems Co., Ltd. ("Yanfeng") during the fourth quarter of 2013.

Other Expenses

Other expenses consist of the following:

	Three Months Ended September 30
	2014	2013
	(Dollars in Millions)
Transformation costs	$13	$8
Integration costs	4	—
Loss on asset contribution	3	—
UK Administration recovery	—	(2)
	$20	$6
The Company recorded transformation costs of $13 million and $8 million for the three months ended September 30, 2014 and 2013, respectively, related to financial and advisory services associated with continued execution of its comprehensive shareholder value creation plan, including fees associated with the Electronics Acquisition.

The Company recorded $4 million of costs associated with business integration activities including re-branding, facility modification, information technology readiness and related professional services associated with the Electronics Acquisition during the three months ended September 30, 2014. The Company expects to incur additional integration costs of approximately $20 million, primarily related to information technology, through the second quarter of 2015.

During the three months ended September 30, 2014, the Company contributed land and building with net book value of $3 million to the local municipality in Quilmes, Argentina for the benefit of former employees.

Income Taxes

The Company's provision for income taxes of $22 million for the three-month period ended September 30, 2014, represents a decrease of $1 million when compared with an income tax provision of $23 million in the same period of 2013. The decrease in tax expense reflects the year-over-year impact of changes in the mix of earnings and differing tax rates between jurisdictions and other items, partially offset a year-over-year $7 million increase resulting from the elimination of valuation allowances, comprised of a $5 million benefit recognized in the third quarter of 2014 related to the partial elimination of valuation allowances against net operating loss carryforward attributes in Mexico as compared to the $12 million benefit recognized in the third quarter of 2013 related to the elimination of valuation allowances against Korean foreign tax credits.

Discontinued Operations

On May 1, 2014, the Company reached an agreement for the sale of substantially all of its global Interiors operations for de minimis proceeds. Accordingly, the results of operations of the Interiors business subject to the Interiors Divestiture have been reclassified to Loss from discontinued operations, net of tax in the Consolidated Statements of Comprehensive (Loss) Income for the three-month period ended September 30, 2014.

The results of operations for the discontinued Interiors business for the three months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30
	2014	2013
	(Dollars in Millions)
Sales	$208	$249
Cost of sales	201	241
Gross margin	7	8
Selling, general and administrative expenses	13	14
Long-lived asset impairment	15	—
Other expenses	8	(1)
Loss from discontinued operations before income taxes	(29)	(5)
(Benefit from) provision for income taxes	—	(3)
Loss from discontinued operations, net of tax	$(29)	$(2)

Net (Loss) Income

Net loss attributable to Visteon was $21 million for the three-month period ended September 30, 2014, compared to net income attributable to Visteon of $43 million for the same period of 2013, for a decrease of $64 million. The decrease was largely due to lower equity in net income of non-consolidated affiliates of $46 million related to the disposition of the Company's 50% ownership interest in Yanfeng and the long-lived asset impairment charge of $15 million recognized in loss from discontinued operations in relation to the sale of the majority of the Company's Interiors operations.

Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $136 million and $128 million, for the three-month periods ended September 30, 2014 and 2013, respectively. The Company defines Adjusted EBITDA as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of equity in net income of non-consolidated affiliates, net income attributable to non-controlling interests, assets impairment, gains or losses on divestitures, net restructuring expenses and other reimbursable costs, non-cash stock-based compensation expense, certain employee charges and benefits, reorganization items and other non-operating gains and losses. The Company's definition of Adjusted EBITDA includes the impacts of discontinued operations for all periods presented.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the three-month periods ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30
	2014	2013	Change
	(Dollars in Millions)
Adjusted EBITDA	$136	$128	$8
Interest expense, net	6	9	(3)
Provision for income taxes	22	23	(1)
Depreciation and amortization	75	60	15
Net income attributable to non-controlling interests	22	17	5
Equity in net income of affiliates	(2)	(48)	46
Restructuring expenses	9	10	(1)
Other expenses	20	6	14
Non-cash, stock-based compensation expense	3	4	(1)
Pension settlement gain	(25)	—	(25)
Other	4	—	4
Discontinued operations	23	4	19
Net (loss) income attributable to Visteon Corporation	$(21)	$43	$(64)

Segment Results of Operations - Three Months Ended September 30, 2014 and 2013

Sales by Segment

	Climate	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Three months ended September 30, 2013	$1,131	$340	$44	$(31)	$1,484
Volume and mix	67	6	(20)	6	59
Currency	29	—	—	—	29
Electronics Acquisition	—	329	—	—	329
YFVE controlling interest	—	91	—	—	91
Other	(16)	(6)	—	—	(22)
Three months ended September 30, 2014	$1,211	$760	$24	$(25)	$1,970

Climate sales increased by $80 million during the three months ended September 30, 2014. Higher production volumes, including new business wins with Hyundai / Kia and Ford, increased sales by $67 million. Favorable currency resulted in an increase of $29 million, primarily related to the Korean Won, Euro, and India Rupee, partially offset by the Chinese Yuan and Argentinian Peso. Other reductions of $16 million were associated with customer pricing, net of design changes.

Electronics sales increased during the three months ended September 30, 2014, by $420 million. The largest drivers of the sales increase were attributable to the Electronics Acquisition and the acquisition of a controlling interest in YFVE, which increased sales by $329 million and $91 million, respectively. Higher production volumes, including net new business in Asia, increased sales by $6 million. Currency reflected a stronger Euro and Indian Rupee, partially offset by a weaker Thai Baht. Other reductions, totaling $6 million, primarily reflected customer pricing, net of design changes.

Other segment sales decreased during the three months ended September 30, 2014, by $20 million, primarily reflecting the wind down of certain programs in South America.

Cost of Sales by Segment

	Climate	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Three months ended September 30, 2013	$1,033	$303	$44	$(31)	$1,349
Material	75	259	(13)	6	327
Freight and duty	1	8	(1)	—	8
Labor and overhead	(3)	37	(2)	—	32
Engineering	12	57	—	—	69
Depreciation and amortization	3	11	—	—	14
Other	(15)	(1)	(5)	—	(21)
Three months ended September 30, 2014	$1,106	$674	$23	$(25)	$1,778

Climate material costs increased by $75 million, including $101 million related to higher production volumes, partially offset by $26 million of manufacturing efficiencies and purchasing improvements. Labor and overhead decreased by $3 million, related to production volumes and currency. Engineering increased $12 million, in order to support future growth. Other decreases of $15 million primarily related to pension settlement gains.

Electronics cost of sales increased $371 million attributable to the Electronics Acquisition effective July 1, 2014 and the acquisition of a controlling interest in YFVE with effect from November 2013.

Other segment material costs decreased by $13 million, related to production wind down for certain programs in South America and currency. Labor costs and freight and duty costs decreased by $3 million in connection with lower production volumes. Other decreases of $5 million primarily related to pension settlement gains.

Adjusted EBITDA by Segment

Adjusted EBITDA by segment for the three months ended September 30, 2014 and 2013 is presented in the table below:

	Three Months Ended September 30
	2014	2013	Change
	(Dollars in Millions)
Climate	$112	$114	$(2)
Electronics	50	27	23
Other	(7)	(1)	(6)
Total Segment Adjusted EBITDA	$155	$140	$15
Reconciling Items:
Discontinued Operations	(6)	2	(8)
Corporate	(13)	(14)	1
Total consolidated	$136	$128	$8

Changes in Adjusted EBITDA by segment are presented in the table below:

	Climate	Electronics	Other	Total
	(Dollars in Millions)
Three months ended September 30, 2013	$114	$27	$(1)	$140
Volume and mix (incl. Electronics Acquisition/ YFVE)	7	45	(4)	48
Currency	(9)	(10)	(2)	(21)
Other	—	(12)	—	(12)
Three months ended September 30, 2014	$112	$50	$(7)	155
Reconciling Items:
Discontinued Operations				(6)
Corporate				(13)
Total				$136

Adjusted EBITDA for the Climate segment for the three months ended September 30, 2014, decreased by $2 million compared to the same period of 2013. Volume and mix increased Climate Adjusted EBITDA by $7 million, largely related to net new business wins including Hyundai / Kia in Asia and Ford in North America. Currency had a $9 million negative impact on Climate Adjusted EBITDA, largely related to the strengthening Korean Won and weakening Chinese Yuan and Argentinian Peso, which more than offset the positive impact of a stronger Euro. Other changes reflected material, design and other cost efficiencies, partially offset by customer pricing and higher engineering costs to support future growth.

Electronics Adjusted EBITDA for the three months ended September 30, 2014, increased by $23 million compared to the same period of 2013. Higher volumes, including the impacts of the Electronics Acquisition and the acquisition of a controlling interest in YFVE, as well as favorable product mix, increased Adjusted EBITDA by $45 million. Currency, largely reflecting impacts of the mix of receivables and payables denominated in the Brazilian Real and Japanese Yen, decreased Adjusted EBITDA by $10 million. Other reductions of $12 million reflected other material, design and other cost efficiencies offset by customer pricing, net of design changes, and higher engineering costs to support future growth.

Other Adjusted EBITDA decreased during the three months ended September 30, 2014, by $6 million, due to lower production volumes and the impact of a weaker Brazilian Real.

Consolidated Results of Operations - Nine Months Ended September 30, 2014 and 2013

The Company's consolidated results of operations for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30
	2014	2013	Change
	(Dollars in Millions)
Sales	$5,470	$4,680	$790
Cost of sales	4,905	4,232	673
Gross margin	565	448	117
Selling, general and administrative expenses	272	223	49
Restructuring expenses	23	31	(8)
Interest expense, net	20	27	(7)
Equity in net income of affiliates	15	134	(119)
Loss on debt extinguishment	23	—	23
Other expenses	40	14	26
Provision for income taxes	94	59	35
Net income from continuing operations	108	228	(120)
(Loss) income from discontinued operations, net of tax	(200)	2	(202)
Net (loss) income	(92)	230	(322)
Net income attributable to non-controlling interests	65	53	12
Net (loss) income attributable to Visteon Corporation	$(157)	$177	$(334)
Adjusted EBITDA*	$499	$432	$67

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

Sales for the nine-month period ended September 30, 2014, totaled $5,470 million, which represents an increase of $790 million compared with the same period of 2013. The primary drivers of the sales increase included the Electronics Acquisition effective July 1, 2014 and the acquisition of a controlling ownership interest in YFVE effective November 7, 2013, which increased sales by $329 million and $257 million, respectively. Additionally, favorable customer volumes and product mix, largely related to the Company's Climate and Electronics product groups, increased sales $217 million, while favorable currency increased sales by $60 million. The change in currency was primarily attributable to the strengthening Korean Won, Euro and Indian Rupee, partially offset by the weakening of the Thai Baht and Argentinian Peso. Other reductions of $73 million were associated with customer pricing, net of design savings, commercial agreements and other customer settlements.

Cost of Sales

Cost of sales increased $673 million for the nine-month period ended September 30, 2014, when compared with the same period in 2013. The increase includes $679 million attributable to increased production volumes including the Electronics Acquisition and the acquisition of a controlling ownership interest in YFVE, as well as changes in product mix, representing the variable nature of material and labor costs. Foreign currency increased cost of sales by $99 million including year-over-year impacts of the mix of receivables and payables denominated in currencies other than functional currencies. These increases were partially offset by $80 million of net efficiencies including material, design, and usage economics and other costs and a $25 million pension settlement gain.

Gross Margin

The Company's gross margin was $565 million for the nine-month period ended September 30, 2014, compared to $448 million for the same period of 2013, an increase of $117 million. The increase in gross margin included $124 million from favorable volumes and mix, including the impacts of the Electronics Acquisition and the acquisition of a controlling ownership interest in YFVE. Gross margin also included $25 million related to the pension settlement gain and $7 million of favorable cost performance. These increases were partially offset by $39 million of unfavorable currency.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $272 million and $223 million during the nine-month period ended September 30, 2014 and 2013, respectively. The increase of $49 million is primarily driven by the Electronics Acquisition and the acquisition of a controlling ownership interest in YFVE. Additional increases included $9 million from the non-recurrence of cost recoveries associated with divested businesses and $4 million of unfavorable currency.

Restructuring Expenses

The Company's restructuring reserves and related activity, including discontinued operations, is summarized below for the nine-month period ended September 30, 2014.

	Climate	Electronics	Corporate	Other	Total
	(Dollars in Millions)
Restructuring reserve - December 31, 2013	$1	$—	$3	$25	$29
Expenses	17	5	1	11	34
Utilization	(17)	(1)	(4)	(25)	(47)
Foreign currency	—	—	—	(1)	(1)
Restructuring reserve - September 30, 2014	$1	$4	$—	$10	$15

During the nine months ended September 30, 2014, the Company recorded $34 million of restructuring expenses primarily related to employee and severance termination benefits, including amounts associated with discontinued operations.

In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve annual cost savings ranging from $40 million to $70 million through transaction synergies by the end of 2017. The Company expects to incur approximately $40 million to $60 million of restructuring costs during the program to achieve the targeted annual savings. During the three-months ended September 30, 2014, the Company recorded $5 million of severance and termination benefits under this program associated with approximately 115 employees. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized.

The Company previously announced a $100 million restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. In connection with that program, the Company announced plans to restructure three European Interiors facilities, to consolidate its Climate operations and to realign its corporate and administrative functions directly to their corresponding operational beneficiary. As of September 30, 2014, this $100 million restructuring program has been substantially completed. During the three-months ended September 30, 2014, the Company recorded $10 million of restructuring expenses, including amounts associated with discontinued operations, primarily related to the following activities:

•
The previously announced closure of the Climate facility located in Quilmes, Argentina. In connection with the closure, the Company recorded an additional $3 million of restructuring expenses, related to severance and termination benefits.

•
The Company recorded $6 million of severance and termination benefits associated with approximately 100 employees at two European Interiors facilities. This amount has been classified within discontinued operations on the Consolidated Statements of Comprehensive (Loss) Income for the three-month period ended September 30, 2014. Approximately $3 million remains accrued as of September 30, 2014.

During the second quarter of 2014, the Company recorded $17 million of restructuring expenses, including amounts associated with discontinued operations, among which $10 million and $2 million were primarily related to severance and termination benefits in connection with the previously announced closure of the Climate facilities in Quilmes, Argentina and Port Elizabeth, South Africa, respectively, and $5 million was in connection with the previously announced restructuring of three Interiors facilities in France.

During the nine months ended September 30, 2013, the Company recorded $33 million of restructuring expenses, net of reversals, related to severance and termination benefits, including amounts associated with discontinued operations, for approximately 430 employees under a previously announced $100 million program designed to reduce fixed costs and to improve operational efficiency.

Utilization represents payments for severance and other employee termination benefits and special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans.

Interest Expense, Net

Interest expense for the nine-month period ended September 30, 2014, of $27 million included $10 million associated with the Company's 6.75% Senior Notes due April 15, 2019, $9 million associated with affiliate debt, $7 million associated with the Term Facility, and $1 million associated with commitment fees and amortization of debt issuance costs. During the nine-month period ended September 30, 2013, interest expense including amounts attributable to discontinued operations was $36 million, including $23 million on the 6.75% Senior Notes due April 15, 2019, $8 million associated with affiliate debt, and $5 million for commitment fees and amortization of debt issuance costs. Interest expense associated with the 6.75% senior notes due April 2019 decreased by $13 million as compared to the nine months ended September 30, 2013 due to lower interest owed as a result of the redemption of $50 million of notes in December 2013, $50 million of notes in April 2014, and the remaining $350 million of notes in May 2014. Interest income of $7 million for the nine-month period ended September 30, 2014, decreased by $1 million when compared to $8 million for the same period of 2013 primarily due to lower interest rates partially offset by higher cash balances.

Equity in Net Income of Affiliates

Equity in net income of affiliates decreased $119 million comparing the nine-month periods ended September 30, 2014 and 2013. The decrease was primarily attributable to the sale of the Company's 50% ownership interest in Yanfeng during the fourth quarter of 2013.

Loss on Debt Extinguishment

Loss on debt extinguishment of $23 million during the nine months ended September 30, 2014 reflected the redemption premium and unamortized original issue discount, debt fees and other debt issue costs associated with the redemption of the all of the remaining $400 million 6.75% Senior Notes due April 2019. $50 million of the 6.75% senior notes was redeemed at a 103% premium on April 10, 2014, and $350 million was redeemed at a 105.063% premium on May 9, 2014.

Other Expenses

Other expenses consist of the following:

	Nine Months Ended September 30
	2014	2013
	(Dollars in Millions)
Transformation costs	$20	$21
Integration costs	11	—
Provision for losses on recoverable taxes	8	—
Loss on asset contribution	3	—
Gain on sale of equity interest	(2)	(5)
UK Administration recovery	—	(2)
	$40	$14
The Company recorded transformation costs of $20 million and $21 million for the nine months ended September 30, 2014 and 2013, respectively, related to financial and advisory services associated with continued execution of its comprehensive shareholder value creation plan, including fees associated with the Electronics Acquisition.

The Company recorded $11 million of costs associated with business integration activities including re-branding, facility modification, information technology readiness and related professional services associated with the Electronics Acquisition during the nine months ended September 30, 2014, respectively. The Company expects to incur additional integration costs of approximately $20 million, primarily related to information technology, through the second quarter of 2015.

The Company recorded $8 million during the nine months ended September 30, 2014 to adjust recoverable value-added taxes to net realizable value attributable to business exit activities.

During the nine months ended September 30, 2014, the Company contributed land and building with net book value of $3 million to the local municipality in Quilmes, Argentina for the benefit of former employees.

In April 2014, the Company completed the sale of its 50% ownership interest in Duckyang Industry Co., Ltd. ("Duckyang"), a Korean automotive interiors supplier. In connection with the transaction, the Company received total cash of approximately $31 million, including $6 million of dividends. The Company recorded a pre-tax gain of approximately $2 million on this transaction during the nine months ended September 30, 2014.

In February 2013, the Company entered into an agreement to sell its 20% equity interest in Dongfeng Visteon Automotive Trim Systems Co. Ltd, for cash proceeds of approximately $20 million. The Company recognized a gain of approximately $5 million upon completion of the sale in the second quarter of 2013.

Income Taxes

The Company's provision for income taxes of $94 million for the nine-month period ended September 30, 2014, represents an increase of $35 million when compared with an income tax provision of $59 million in the same period of 2013. The increase in income tax expense reflects a year-over-year $45 million increase in expenses related to uncertain tax benefits, which includes the non-recurrence of a $35 million benefit, including interest and penalties, primarily attributable to reevaluating transfer pricing-related exposures in Europe and the United States due to audit closures in the first quarter of 2013, and uncertainty surrounding the incentives associated with the Company's research and development activities in Asia recorded during the nine-month period ended September 30. The increase also reflects a year-over-year $7 million increase resulting from the elimination of valuation allowances, comprised of a $5 million benefit recognized in the third quarter of 2014 related to the partial elimination of valuation allowances against net operating loss carryforward attributes in Mexico as compared to the $12 million benefit recognized in the third quarter of 2013 related to the elimination of valuation allowances against Korean foreign tax credits. These increases were partially offset by the year-over-year reduction in withholding taxes due to the elimination of Yanfeng equity earnings in December 2013 and other items.

Discontinued Operations

On May 1, 2014, the Company reached an agreement for the sale of substantially all of its global Interiors operations for de minimis proceeds. Accordingly, the results of operations of the Interiors business subject to the Interiors Divestiture have been reclassified to Loss from discontinued operations, net of tax in the Consolidated Statements of Comprehensive (Loss) Income for the nine-month period ended September 30, 2014. The results of operations for the discontinued Interiors business for the nine months ended September 30, 2014 and 2013 are as follows:

	Nine Months Ended September 30
	2014	2013
	(Dollars in Millions)
Sales	$730	$801
Cost of sales	678	767
Gross margin	52	34
Selling, general and administrative expenses	40	41
Long-lived asset impairment	188	—
Other expenses	22	9
Loss from discontinued operations before income taxes	(198)	(16)
Provision for (benefit from) income taxes	2	(18)
(Loss) income from discontinued operations, net of tax	$(200)	$2

Net (Loss) Income

Net loss attributable to Visteon was $157 million for the nine-month period ended September 30, 2014, compared to net income attributable to Visteon of $177 million for the same period of 2013, for a decrease of $334 million. The decrease was largely due to the long-lived asset impairment charge of $188 million recognized in the loss from discontinued operations in relation to the agreement to sell the majority of the Company's Interiors operations in the second quarter of 2014, lower equity in net income of non-consolidated affiliates of $119 million related to the disposition of the Company's 50% ownership interest in Yanfeng, and the non-recurrence of an income tax benefit, including interest and penalties, attributable to reevaluating transfer pricing-related exposures in Europe and the United States in connection with audit closures in the first quarter of 2013.

Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $499 million and $432 million, for the nine-month periods ended September 30, 2014 and 2013, respectively. The Company defines Adjusted EBITDA as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of equity in net income of non-consolidated affiliates, net income attributable to non-controlling interests, assets impairment, gains or losses on divestitures, net restructuring expenses and other reimbursable costs, non-cash stock-based compensation expense, certain employee charges and benefits, reorganization items and other non-operating gains and losses. The Company's definition of Adjusted EBITDA includes the impacts of discontinued operations for all periods presented.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the nine-month periods ended September 30, 2014 and 2013 is as follows:

	Nine Months Ended September 30
	2014	2013	Change
	(Dollars in Millions)
Adjusted EBITDA	$499	$432	$67
Interest expense, net	20	27	(7)
Provision for income taxes	94	59	35
Depreciation and amortization	196	179	17
Net income attributable to non-controlling interests	65	53	12
Equity in net income of affiliates	(15)	(134)	119
Loss on debt extinguishment	23	—	23
Restructuring expenses	23	31	(8)
Other expenses	40	14	26
Non-cash, stock-based compensation expense	9	14	(5)
Pension settlement gain	(25)	—	(25)
Other	5	—	5
Discontinued operations	221	12	209
Net (loss) income attributable to Visteon Corporation	$(157)	$177	$(334)

Segment Results of Operations - Nine Months Ended September 30, 2014 and 2013

Sales by Segment

	Climate	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Nine months ended September 30, 2013	$3,606	$1,059	$143	$(128)	$4,680
Volume and mix	198	20	(51)	50	217
Currency	59	(2)	3	—	60
Electronics Acquisition	—	329	—	—	329
YFVE controlling interest	—	257	—	—	257
Other	(52)	(21)	—	—	(73)
Nine months ended September 30, 2014	$3,811	$1,642	$95	$(78)	$5,470
Climate sales increased during the nine months ended September 30, 2014, by $205 million. Higher production volumes, including incremental new business in Asia and Europe, increased sales by $198 million. Favorable currency resulted in an increase of $59 million, primarily related to the Euro, and Korean Won, partially offset by the Indian Rupee, Argentinian Peso and Thai Baht. Other reductions of $52 million were associated with customer pricing, net of design changes, partially offset by higher commercial settlements of $14 million.

Electronics sales increased during the nine months ended September 30, 2014, by $583 million. The largest drivers of the sales increase were attributable to the Electronics Acquisition and the acquisition of a controlling interest in YFVE, which increased sales by $329 million and $257 million, respectively. Higher production volumes, including net new business in Asia and Europe, increased sales by $20 million. Unfavorable currency, primarily related to the Indian Rupee, Japanese Yen, and Brazilian Real, partially offset by the Euro, decreased product sales by $2 million. Other changes, totaling $21 million, reflected customer pricing net of design changes.

Other sales decreased during the nine months ended September 30, 2014, by $48 million, including unfavorable volume and product mix of $51 million primarily reflecting the wind down of certain South America business. Currency increased sales by $3 million, largely related to the Euro.

Cost of Sales by Segment

	Climate	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Nine months ended September 30, 2013	$3,275	$944	$141	$(128)	$4,232
Material	173	317	(32)	50	508
Freight and duty	(7)	12	(2)	—	3
Labor and overhead	—	63	(1)	—	62
Engineering	14	74	—	—	88
Depreciation and amortization	(1)	15	—	—	14
Other	13	(6)	(9)	—	(2)
Nine months ended September 30, 2014	$3,467	$1,419	$97	$(78)	$4,905

Climate material costs increased by $173 million, including $252 million related to higher production volumes, partially offset by $79 million of manufacturing efficiencies and purchasing improvements. Freight and duty decreased $7 million primarily related to the non-recurrence of premium freight charges in Europe and China. Engineering increased $14 million, in order to support future growth. Other increases of $13 million include currency impacts of the mix of receivables and payables denominated in currencies other than functional currencies, partially offset by pension settlement gains.

Electronics cost of sales increased $475 million attributable to the Electronics Acquisition effective July 1, 2014 and the acquisition of a controlling interest in YFVE with effect from November 2013.

Other segment material, freight and duty and labor and overhead costs decreased by $35 million, preliminary related to lower material costs, reflecting lower production volumes related to the wind down for certain programs in South America. Other costs decreased primarily related to pension settlement gains.

Adjusted EBITDA by Segment

Adjusted EBITDA by segment for the nine months ended September 30, 2014 and 2013 is presented in the table below:

	Nine Months Ended September 30
	2014	2013	Change
	(Dollars in Millions)
Climate	$376	$375	$1
Electronics	157	83	74
Other	(11)	(6)	(5)
Total Segment Adjusted EBITDA	522	452	70
Reconciling Items:
Discontinued Operations	21	14	7
Corporate	(44)	(34)	(10)
Total consolidated	$499	$432	$67

Changes in Adjusted EBITDA by segment are presented in the table below:

	Climate	Electronics	Other	Total
	(Dollars in Millions)
Nine months ended September 30, 2013	$375	$83	$(6)	$452
Volume and mix (incl. Electronics Acquisition/YFVE)	19	92	(3)	108
Currency	(37)	(4)	(2)	(43)
Other	19	(14)	—	5
Nine months ended September 30, 2014	$376	$157	$(11)	522
Reconciling Items:
Discontinued Operations				21
Corporate				(44)
Total				$499
Adjusted EBITDA for the Climate segment for the nine months ended September 30, 2014, increased by $1 million compared to the same period of 2013. The increase in Climate Adjusted EBITDA reflected increased volume of $19 million associated with net new business including Hyundai / Kia in Asia and Europe. Currency had a $37 million negative impact on Climate Adjusted EBITDA, largely related to the strengthening Korean Won and Euro and weakening Indian Rupee, Argentinian Peso and Thai Baht, as well as currency impacts of the mix of receivables and payables denominated in currencies other than functional currencies. Other changes of $19 million reflect higher year-over-year commercial settlements of $14 million as well as material, design and other cost efficiencies, partially offset by customer price productivity.

Electronics Adjusted EBITDA for the nine months ended September 30, 2014, increased by $74 million compared to the same period of 2013. Higher volumes, including the Electronics Acquisition, the acquisition of a controlling interest in YFVE, and favorable product mix increased Adjusted EBITDA by $92 million. Currency, largely related to the Japanese Yen and Brazilian Real, had an unfavorable impact of $4 million. Other reductions of $14 million reflected customer pricing and higher engineering costs to support future growth, partially offset by material, design and other cost efficiencies.

Other Adjusted EBITDA, decreased during the nine months ended September 30, 2014, by $5 million, due to lower production volumes and a weaker Brazilian Real.

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

Credit Facilities

On April 9, 2014, the Company entered into a new credit agreement, which provides for (i) delayed draw term loans in an aggregate principal amount of $600 million that mature on April 9, 2021, and (ii) a $200 million revolving credit facility that matures on April 9, 2019. Up to $75 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility. Up to $20 million of the Revolving Facility is available for swing line advances, and any such swing line advances will reduce the amount available for loans under the Revolving Facility. The Company may request increases in the limits under the Term Facility and the Revolving Facility and may request the addition of one or more term loan facilities under the Credit Agreement. The facilities were rated as BB- and B1 by S&P and Moody's, respectively. On June 23, 2014, the Company drew the $600 million term loan. On September 30, 2014, the company made its first mandatory repayment of 0.25% of the initial term loan or $1.5 million. As of September 30, 2014, $598.5 million was outstanding under the Term Facility, and there were no outstanding borrowings under the Revolving Facility.

Availability under outstanding affiliate credit facilities, excluding the Interiors discontinued operations, as of September 30, 2014 is approximately $397 million and certain of these facilities have pledged receivables, inventory or equipment as security. Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. At September 30, 2014, the Company's corporate credit ratings were B1 by Moody's with a stable outlook and B+ by S&P with a positive outlook.

The Interiors business has an arrangement, through a subsidiary in France, to sell accounts receivable on an uncommitted basis. The amount of financing available is contingent upon the amount of receivables less certain reserves. As of September 30, 2014, there was $12 million of outstanding borrowings under this facility which were recorded as Liabilities held for sale on the consolidated balance sheet with $30 million of receivables pledged as security which were recorded as Assets held for sale on the consolidated balance sheet. Pursuant to the Purchase Agreement the Company is required to fund any amounts outstanding under this facility as Master Closing of the Interiors Divestiture. On November 1, 2014, in connection with the Master Closing, the Company funded the outstanding balance under this facility which was approximately $1 million.

Cash Balances

As of September 30, 2014, the Company had total cash balances of $1,060 million, including $12 million of restricted cash, $99 million of cash held for sale and $13 million of restricted cash held for sale. Cash balances totaling $651 million were located in jurisdictions outside of the United States, of which approximately $340 million is considered permanently reinvested for funding ongoing operations outside of the U.S.  If such permanently reinvested funds are needed for operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

Interiors Divestiture

On May 1, 2014, the Company entered into a Master Purchase Agreement as amended (the “Purchase Agreement”) pursuant to which,Visteon will reorganize substantially all of its global Interiors business under a newly-formed holding company (the “Reorganization”) and will sell all of the equity of that holding company (the “Interiors Divestiture”) in exchange for the assumption of certain liabilities related to the Company's Interiors business and the payment of nominal cash consideration. Visteon agreed to contribute up to $95 million (the "Cash Contribution") to the Interiors business and the Purchase Agreement includes net working capital adjustments whereby the Cash Contribution will be effectively adjusted based on the actual net working capital levels as of the closing date. Visteon also agreed to support the buyer in establishing external credit facilities. To the extent that $90 million of external credit facilities are not available to the Interiors business by the date of closing, Visteon is required to provide a seller-backed revolving credit facility in the amount of any shortfall. Draws under any such seller-backed facility will only be available if certain of the external credit facilities are fully drawn, and any draws on the seller-backed facility generally must be repaid prior to the repayment of the external credit facilities. The seller-backed facility will have a maturity of three years and will have a default rate of interest for any interest and/or principal payment defaults.

On November 1, 2014, the Company closed on the majority of the Interiors Divestiture (the "Master Closing") and completed the largest phase of the Interiors Divestiture to Reydel Automotive Holdings B.V., an affiliate of Cerberus Capital Management, L.P.

In connection with the Master Closing, the Company made a cash payment of approximately $120 million, which included the $95 million Cash Contribution and adjustments primarily for working capital subject to further adjustments. The Company also agreed to provide a $56 million revolving credit facility in connection with the Master Closing, which is the shortfall to the agreed $90 million target in external financing arrangements. As transaction related customer purchase order changes are effected over the next several months, increasing the backing of the buyer implemented factoring facility, the seller backed facility is expected to be substantially reduced. The seller-backed facility obligation can also be reduced if the buyer adds working capital facilities in Russia and Thailand. Draws under this seller-backed facility will only be available if certain of the external credit facilities are fully drawn, and any draws on the seller-backed facility generally must be repaid prior to the repayment of the external credit facilities. The seller-backed facility has a maturity of three years and will have an interest rate of Libor plus 5%.

Additionally, as part of the Reorganization, Visteon will separate the portion of its Interiors business conducted through its facilities in Chennai and Pune, India into a new legal entity, which will be transferred to the holding company and sold to the buyer as part of the Interiors Divestiture. Due to the time required to effect such separation under Indian law, the consummation of the Indian portion of the Interiors Divestiture will occur subsequent to the Master Closing but is expected before December 31, 2014. The Thailand, Argentina and Brazil portions of the Interiors Divestiture will also occur subsequent to the Master Closing and are expected to close during the first quarter of 2015. The remaining transactions are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions, and may be subject to further cash impacts based on purchase price adjustments at the time of closing.

The Company's goal is to complete the disposal of its remaining Interiors business that is not subject to the Interiors Divestiture during the next year. Due to certain liabilities and capital requirements of the remaining business, Visteon may be required to contribute cash to such business in connection with any disposition, which amounts could be material.

Share Repurchase Program

On May 8, 2014, the Company announced an accelerated share buy-back ("ASB") program with a third-party financial institution to repurchase shares of common stock for an aggregate purchase price of $500 million. Under the program, the Company paid the financial institution $500 million and received an initial delivery of 3,394,157 shares of common stock using a reference price of $92.07, and an additional delivery of 1,129,001 shares of common stock following the conclusion of the hedge period which determined a certain minimum amount of shares guaranteed under a portion of the program that had a maximum per share price of $100.54. The final settlement will be generally based on the volume-weighted average price of the Company's common stock over a period of up to approximately 12 months, less a negotiated discount, 50 percent of which will be subject to a maximum per share price. On October 15, 2014, the capped portion of the program concluded, and the Company received an additional 112,269 shares. As of September 30, 2014, $375 million remained authorized and available for repurchase through December 31, 2015. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

Restructuring

At September 30, 2014, the Company had restructuring accruals totaling $15 million which are expected to be settled in cash during 2014. Additionally, the Company commenced a restructuring program during the three-month period ended September 30, 2014 designed to achieve annual cost savings ranging from $40 million to $70 million by the end of 2017 through synergies associated with the Electronics Acquisition. The Company expects to incur approximately $40 million to $60 million of restructuring costs during the program to achieve the targeted annual savings. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized.

Other

In connection with the Electronics Acquisition, the Company expects to incur integration costs of approximately $30 million, including costs incurred to date, through the second quarter of 2015. The remaining integration costs are primarily related to the migration of information systems.

The Company expects to make cash contributions to its U.S. retirement plans of $2 million in 2014. Contributions to non-U.S. retirement plans are expected to be $43 million during 2014. Estimated cash contributions for 2015 through 2017, under current regulations and market assumptions and including amounts associated to plans within the Interiors business, are approximately $113 million.

During 2012, South Korean tax authorities commenced a review of the Company's South Korean affiliates (including Halla) for tax years 2007 through 2012, and issued formal notice of assessments, including penalties, of approximately $25 million for alleged underpayment of withholding tax on dividends paid and other items, including certain management service fees charged by Visteon. The Company's South Korean affiliates have paid approximately $25 million to the tax authorities in 2013 and 2012, as required under South Korean tax regulations, to pursue the appeals process. During the third quarter of 2014, the tax authorities refunded approximately $11 million to the Company's South Korean affiliates, comprised of $5 million representing substantially all of the tax associated with the management service fees charged by Visteon and $6 million representing a partial refund related to withholding tax on dividends paid. The Company continues to evaluate all available settlement opportunities, including litigation related to the outstanding items and believes that it is more likely than not that it will receive a favorable outcome. Also, during 2012, Brazilian tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) of approximately $15 million related to the sale of its chassis business to a third party. During 2013, after attempts to reopen an appeal of the administrative decision failed, Sistemas opened a judicial proceeding against the government to address the notice which required a deposit in the amount of the assessment in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments in South Korea and Brazil, as well as contingent income tax refund claims associated with other jurisdictions, including applicable accrued interest income, totaled $34 million as of September 30, 2014, and were included in Other non-current assets on the consolidated balance sheet.

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

Operating Activities

The Company generated $180 million of cash from operating activities during both of the nine months ended September 30, 2014, compared to $179 million during the same period of 2013, for an increase of $1 million. During the nine months ended September 30, 2014 the Company received net tax refunds from Korean tax authorities of approximately $10 million compared to making tax payments to Korean and Brazilian tax authorities of $38 million in the same period of 2013 resulting in an improvement in operating cash of $48 million. The increase was more than offset by higher employee benefit related payments of $21 million, increases in unbilled receivables of $19 million primarily due to the timing of tooling development activity and customer payments, the non-recurrence of changes in receivable terms for certain customers in Asia of $16 million, and higher professional fees primarily related to the Company's shareholder value creation plan.

Investing Activities

Cash used by investing activities during the nine months ended September 30, 2014 totaled $461 million, compared to a use of $125 million for the same period in 2013. Cash used by investing activities during the nine months ended September 30, 2014 included $308 million for the acquisition of businesses, net of cash acquired which reflected $264 million for the Electronics Acquisition, $46 million for the Thermal Acquisition, net of a $2 million inflow related to the Company's 51% acquisition of JCS-Nanjing. The nine months ended September 30, 2014 also included $209 million of capital spending, partially offset by $64 million of proceeds from asset sales which included proceeds from the sale of various interests owned by YFVE pursuant to the Master Agreement and the sale of the Company's 50% ownership interest in Duckyang Industries Co., Ltd. Cash used by investing activities during the nine months ended September 30, 2013 included $164 million of capital spending partially offset by $39 million of proceeds from asset sales including the Company's 50% ownership interest in Visteon TYC Corporation and 20% equity interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd.

Financing Activities

Cash used by financing activities during the nine months ended September 30, 2014 totaled $344 million, compared to $26 million for the same period in 2013. Cash used by financing activities during the nine months ended September 30, 2014 included $500 in share repurchases under the ASB program, the redemption of $350 million of outstanding 6.75% Senior Notes due 2019 at 105.063% and $50 million at 103% of par, and $84 million of dividends paid to non-controlling interests. This was partially offset by $590 million of net proceeds from the draw on the Company's Term Facility and a net increase in other affiliate short-term debt of $42 million primarily at HVCC to support the Thermal Acquisition. Financing activities during the nine months ended September 30, 2013 included $250 million in stock repurchases and $22 million of dividends paid to non-controlling interests, partially offset by $195 million of proceeds related to the two HVCC unsecured bilateral term loan credit agreements completed in January 2013 and an increase in other affiliate debt primarily at HVCC.

Debt and Capital Structure

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

Additional information related to the Company’s debt is set forth in Note 12, “Debt” to the consolidated financial statements included herein under Item 1. For additional information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, for specific debt agreements and additional information related to covenants and restrictions.

Off-Balance Sheet Arrangements

The Company has a $15 million Letter of Credit ("LOC") Facility with US Bank National Association, which expires on September 30, 2015. Under the terms of the LOC facility, the Company must maintain a collateral account with U.S. Bank equal to 103% of the aggregated stated amount of the issued LOCs (or 110% for non-U.S. currencies) with reimbursement for any draws. As of September 30, 2014, the Company had $10 million of outstanding letters of credit issued under this facility and secured by restricted cash. In addition, the Company had $23 million of locally issued letters of credit to support various customs arrangements and other obligations at its local affiliates, including amounts attributable to discontinued operations, of which $14 million are secured by cash collateral.

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

The Company’s use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Fair value measurements related to derivative assets take into account the non-performance risk of the respective counterparty, while derivative liabilities take into account the non-performance risk of Visteon and its foreign affiliates. The hypothetical gain or loss from a 100 basis point change in non-performance risk would be less than $1 million for the fair value of foreign currency derivatives as of September 30, 2014.

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
Foreign Currency Risk

The Company's net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to protect the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company's primary hedged operating exposures include the Euro, Korean Won, Czech Koruna, Hungarian Forint, Indian Rupee and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of September 30, 2014 and December 31, 2013, the net fair value of foreign currency forward contracts was an asset of $10 million and $4 million, respectively.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $66 million and $63 million as of September 30, 2014 and December 31, 2013, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into foreign exchange contracts to mitigate this exposure.
Interest Rate Risk

The Company is subject to interest rate risk, principally in relation to fixed rate debt. The Company may use derivative financial instruments to manage exposure to fluctuations in interest rates. However, as of September 30, 2014, the Company had no outstanding interest rate derivative instruments.
Approximately 4% and 58% of the Company's borrowings were effectively on a fixed rate basis as of September 30, 2014 and December 31, 2013, respectively. The Company continues to evaluate its interest rate exposure and may use swaps or other derivative instruments again in the future.
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

As of September 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures, excluding YFVE, JCS-Nanjing, and entities acquired in the Electronics Acquisition and Thermal Acquisition. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarterly period ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is integrating YFVE into the Company's operations, compliance programs and internal control processes. Specifically, as permitted by SEC rules and regulations, the Company has excluded YFVE from management's evaluation of internal controls over financial reporting as of December 31, 2013.

Part II
Other Information

Item 1.	Legal Proceedings

See the information above under Note 18, "Commitments and Contingencies," to the consolidated financial statements which is incorporated herein by reference.

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

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the third quarter of 2014:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
July 1, 2014 to July 31, 2014	568	$97.76	—	$375
August 1, 2014 to August 31, 2014	13,130	$96.93	—	$375
September 1, 2014 to September 30, 2014	—	$0.00	—	$375
Total	13,698	$96.96	—	$375

(1)
This column includes 13,698 shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

(2)
On August 11, 2013, the board of directors increased its share repurchase program authorization by $875 million to a total authorization to repurchase up to $1 billion of the Company's common stock thereafter until December 31, 2015. In May 2014, the Company entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to repurchase shares of common stock for an aggregate purchase price of $500 million. Under the ASB program, the Company paid the financial institution $500 million and received an initial delivery of 3,394,157 shares of common stock using a reference price of $92.07, and an additional delivery of 1,129,001 shares of common stock following the conclusion of the hedge period which determined a certain minimum amount of shares guaranteed under a portion of the program that had a maximum per share price of $100.54. The program is expected to be concluded between the fourth quarter of 2014 and the second quarter of 2015. On October 15, 2014, the capped portion of the program concluded, and the Company received an additional 112,269 shares. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions, non-discretionary programs or in privately negotiated transactions depending on market and economic conditions, share price, trading volumes, alternative uses of capital and other factors.

Item 6.	Exhibits

See Exhibit Index on Page 60.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Michael J. Widgren
Michael J. Widgren
Senior Vice President, Corporate Controller and Chief Accounting Officer

Date: November 6, 2014

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated November 6, 2014.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated November 6, 2014.
32.1	Section 1350 Certification of Chief Executive Officer dated November 6, 2014.
32.2	Section 1350 Certification of Chief Financial Officer dated November 6, 2014.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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